Form 10-K
period 1993-12-31
IPALCO ENTERPRISES INC
filed 1994-02-24
CIK 728391

FORM 10-K
                    SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549
                            ___________________
     (Mark One)

     (X) Annual Report Pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
       (Fee Required)
     For the fiscal year ended      December 31, 1993
                              -------------------------------------------
                                    or
     ( ) Transition Report Pursuant to Section 13 or 15(d) of the
            Securities Exchange Act of 1934
       (Fee Required)
     For the transition period from__________________to___________________


  Commission                                                I.R.S. Employer
     File                                     State of       Identification
    Number          Registrant             Incorporation       Number
  ----------        ----------             -------------    ---------------

   1-8644      IPALCO Enterprises, Inc.    Indiana           35-1575582

                            25 Monument Circle
                        Indianapolis, Indiana 46204
                      Telephone Number: 317-261-8261

  Securities Registered Pursuant to Section 12(b) of the Act:

   Title of Each Class              Name of Exchange on Which Registered
   -------------------              ------------------------------------

   IPALCO Enterprises, Inc.                  New York Stock Exchange
     Common Stock (without par value)        Chicago Stock Exchange

  Securities Registered Pursuant to Section 12(g) of the Act:

  None

  ____________________________________________________________________

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements
  for at least the past 90 days.   Yes     X     No
                                       ----------   ----------




  As of January 31, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant was:

        IPALCO Enterprises Inc. Common Stock (without par value) --
                              $1,158,869,039

  As of January 31, 1994, the number of shares outstanding of the registrant's classes of common stock were:

        IPALCO Enterprises Inc. Common Stock (without par value) --
                             37,692,966 shares
                   _____________________________________

  DOCUMENTS INCORPORATED BY REFERENCE

  Portions   of   the  IPALCO  Enterprises,  Inc.  definitive   Proxy
  Statement for the Annual Meeting of Shareholders on April 20, 1994 are incorporated by reference into Part III of this Report.










































                                 PART I

Item 1.  BUSINESS

         ORGANIZATION

              IPALCO Enterprises, Inc. (IPALCO) is a holding company and was incorporated under the laws of the State of Indiana on September 14, 1983. IPALCO has two (2) subsidiaries: Indianapolis Power & Light Company (IPL), an electric utility, and Mid-America Capital Resources, Inc. (Mid-America), a holding company for unregulated businesses.

         DESCRIPTION OF BUSINESS OF SUBSIDIARIES


                   INDIANAPOLIS POWER & LIGHT COMPANY

         GENERAL

              IPL is engaged primarily in generating, transmitting, distributing and selling electric energy in the City of Indianapolis and neighboring cities, towns, communities, and adjacent rural areas, all within the State of Indiana, the most distant point being about forty miles from Indianapolis. It also produces, distributes and sells steam within a limited area in such city. There have been no changes in the services rendered, or in the markets or methods of distribution, since the beginning of the fiscal year. IPL intends to do business of the same general character as that in which it is now engaged. No private or municipally-owned electric public utility companies are competing with IPL in the territory it serves.

              IPL operates under indeterminate permits subject to the jurisdiction of the Indiana Utility Regulatory Commission (IURC). Such permits are subject to revocation by the IURC for cause. The Public Service Commission Act of Indiana (the PSC Act), which provides for the issuance of such permits, also provides that if the PSC Act is repealed, indeterminate permits will cease and a utility will again come into possession of such franchises as were surrendered at the time of the issue of the permit, but in no event shall such reinstated franchise be terminated within less than five years from the date of repeal of the PSC Act.

              The electric utility business is affected by the various seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by months during the year.

              IPL's electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, PSI Energy, Inc., Southern Indiana Gas and Electric Company, Wabash Valley Power Association and Hoosier Energy Rural Electric Cooperative, Inc.

              Also, IPL and 28 other electric utilities, known as the East Central Area Reliability Group (the Group), are cooperating under an agreement which provides for coordinated planning of generating and transmission facilities and the operation of such facilities to provide maximum reliability of bulk power supply in the nine-state region served by the Group.

              In 1993, approximately 99.7% of the total kilowatthours sold by IPL were generated from coal, .2% from middle distillate fuel oil and .1% from secondary steam purchased from the Indianapolis Resource Recovery Project. In addition to use in oil-fired generating units, fuel oil is used for start up and flame stabilization in coal-fired generating units as well as for coal thawing and coal handling.

              IPL's long-term coal contracts provide for the supply of the major portion of its burn requirements through the year 1999, assuming environmental regulations can be met. The long-term coal agreements are with six suppliers and the coal is produced entirely in the State of Indiana (these six suppliers are located in the following counties: Clay, Daviess, Greene, Knox, Pike, Sullivan and Warrick, and are not affiliates of IPL). See Exhibits listed under Part IV Item 14(a)3(21). It is presently believed that all coal used by IPL will be mined by others. IPL normally carries a 70-day supply of coal and fuel oil to offset unforeseen occurrences such as labor disputes, equipment breakdowns, power sales to other utilities, etc. When strikes are anticipated in the coal industry, IPL increases its stockpile to an approximate 103-day supply.

              The combined cost of coal and fuel oil used in the generation of electric energy for 1993 averaged 1.151 cents per kilowatthour or $24.49 per equivalent ton of coal, compared with the 1992 average fuel cost for electric generation of 1.146 cents per kilowatthour or $24.55 per equivalent ton of coal. Fuel costs are expected to experience only moderate changes in the near future due to increased supplier productivity, the stabilizing of coal prices and a low dependency on oil. However, an acceleration of inflation and/or changes in laws, regulations or ordinances which impact the mining industry or place more restrictive environmental controls on utilities could have a detrimental effect on such prices.

              IPL has a long-term contract to purchase steam for use in its steam distribution system with Ogden Martin Systems of Indianapolis, Inc. (Ogden Martin). Ogden Martin owns and operates the Indianapolis Resource Recovery Project which is a waste-to-energy facility located in Marion County, Indiana. During 1993, IPL's steam system purchased 49.4% of its total therm requirement from Ogden Martin. Additionally, 33.3% of its 1993 one-hour peak load was met with steam purchased from Ogden Martin. IPL also purchased 3.2 million secondary therms which represent Ogden Martin send-out in excess of the IPL steam system requirements. Such secondary steam is used to produce electricity at the IPL Perry K and Perry W facilities.

         CONSTRUCTION

              The cost of IPL's construction program during 1993, 1992 and 1991 was $149.3 million, $115.3 million and $96.3 million, respectively, including Allowances for Funds Used During
         Construction (AFUDC) of $3.6 million, $3.2 million and $1.6 million, respectively.

              IPL's construction program is reviewed periodically and is updated to reflect among other things the changes in economic conditions, revised load forecasts and cost escalations under construction contracts. The most recent projections indicate that IPL will need about 800 megawatts (MW) of additional energy resources by the year 2000. IPL plans to meet this need through the combination of the use of Demand Side Management, power purchases, peaking turbines and base-load generation.

              During 1992, IPL entered into a five-year firm power purchase agreement with Indiana Michigan Power Company (IMP), which will supply additional capacity for the near-term requirements. IPL receives 200 MW of capacity. IPL can also elect to extend the agreement through November 1999. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under "Capital Requirements" for additional information regarding the IMP agreement.

              IPL's construction program for the five-year period 1994-1998, is estimated to cost $1.0 billion including AFUDC. The estimated cost of the program by year (in millions) is $234.4 in 1994; $191.9 in 1995; $116.6 in 1996; $221.4 in 1997; and $251.8
         in 1998. It includes $113.7 million for four 80 MW combustion turbines with in-service dates of 1994, 1995, 1998 and 1999, respectively, and $217.2 million for base-load capacity with in-service dates of 2000 and 2002, or beyond. The forecast also includes $284.4 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting distribution. With respect to the expenditures for pollution control facilities to comply with the Clean Air Act and with respect to the regulatory authority of the IURC as it relates to the integrated resource plan, see "REGULATORY MATTERS" and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS".

         FINANCING

              IPL's 1994-1998 long-term financing program anticipates sales of debt and equity securities totaling $447.7 million. The timing and amounts of such activities are contingent upon the timing and cost of any new capacity, as well as market conditions and other factors near the dates of the required financings. In addition to the sale of new securities, IPL has authority from the IURC to redeem and replace certain of its existing securities should favorable market conditions arise. Such action, if considered, may result in additional financing in the form of long-term debt. (With respect to restrictions on the issuance of certain securities, see Item 7, "LIQUIDITY AND CAPITAL RESOURCES".)

         EMPLOYEE RELATIONS

              As of December 31, 1993, IPL had 2,276 employees of whom 1,155 were represented by the International Brotherhood of Electrical Workers, AFL-CIO (IBEW) and 411 were represented by the Electric Utility Workers Union (EUWU), an unaffiliated labor organization. In December 1993, the membership of the IBEW ratified a new labor agreement which remains in effect until December 16, 1996. The agreement provides for general pay adjustments of 4% in 1993, 3.5% in both 1994 and 1995, and changes in pension and health care coverage. In March, 1992, the membership of the EUWU ratified a new labor agreement which remains in effect until February 27, 1995. The agreement provides for general pay adjustments of 4.5% in both 1992 and 1993, and 3% in 1994, as well as changes in health care coverage.

         REGULATORY MATTERS

              IPL is subject to regulation by the IURC as to its services and facilities, valuation of property, the construction, purchase or lease of electric generating facilities, classification of accounts, rates of depreciation, rates and charges, issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities, and certain other matters.

              In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission, in respect of short-term borrowings not regulated by the IURC, the transmission of electric energy in interstate commerce, the classification of its accounts and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act.

              IPL is also subject to federal, state, and local environmental laws and regulations, particularly as to generating station discharges affecting air and water quality. The impact of such regulations on the capital and operating costs of IPL has been and will continue to be substantial. IPL's 1994-1998 construction program includes $335 million in environmental costs, including AFUDC, of which approximately $207 million pertains to the Clean Air Act. Accordingly, IPL has developed a plan to reduce sulfur dioxide and nitrogen oxide emissions from several generating units. This plan has been approved by the IURC.
         Annual costs for all air, solid waste, and water environmental compliance measures are $106 million and $112 million in 1994 and 1995, respectively.



            MID-AMERICA CAPITAL RESOURCES, INC. (Mid-America)

         GENERAL

              Mid-America, the holding company for the unregulated activities of IPALCO, has as subsidiaries Indianapolis Campus Energy, Inc. (ICE), Store Heat And Produce Energy, Inc. (SHAPE) and Mid-America Energy Resources, Inc. (Energy Resources). Mid-America also holds an investment in the Evergreen Media Corporation (Evergreen) and manages other financial investments. Energy Resources has as subsidiaries Cleveland Thermal Energy Corporation (Cleveland Thermal) and Cleveland District Cooling Corporation (Cleveland Cooling).

              Energy Resources was formed on November 17, 1989, to construct and operate a multi-phased district cooling system in near downtown Indianapolis. The completion of phase I construction and the commencement of operations occurred in mid-1991. Phase II construction commenced in June 1992, and was completed in November 1992. In 1991, Energy Resources acquired Cleveland Thermal, which owns and operates the district steam heating system in Cleveland, Ohio. During 1992, Energy Resources formed Cleveland Cooling for the purpose of constructing and operating a district cooling system in downtown Cleveland. Operations commenced April 15, 1993. Both Cleveland Thermal and Cleveland Cooling jointly conduct business under the name Cleveland Energy Resources.

              At December 31, 1993, Mid-America held 70 percent of the common stock of SHAPE. SHAPE conducts research and development of energy storage technology.

              ICE was formed to construct, own, and operate energy systems in campus settings such as industrial complexes or college campuses. On August 3, 1993, ICE entered into a contractual agreement with Eli Lilly and Company (Lilly) to provide cooling capacity to the Lilly Technical Center. Construction of the chilled water facility, located near Morris Street and Kentucky Avenue in Indianapolis, will begin in mid-1994 with operations scheduled to begin in March 1996.

              Mid-America holds a $7.5 million investment in Evergreen, representing approximately 5 percent equity ownership at December 31, 1993. Evergreen owns and operates eleven radio stations in major markets across the United States.

              During the next five years, 1994-1998, IPALCO may continue to become involved in unregulated businesses through the formation of one or more additional Mid-America subsidiaries. The cash assets of Mid-America are invested in a variety of short-term financial investments and marketable securities, pending investment in any such business. The sources of capital to finance these subsidiaries will be determined at the time they are established. Opportunities for future diversification investments into other businesses are continually being reviewed.

         CONSTRUCTION AND FINANCING

              During 1993, 1992 and 1991, the construction expenditures of Mid-America and its subsidiaries totaled $8.8 million, $29.8 million and $14.0 million respectively. These costs were financed with internal funds and a $9.5 million debt issue in 1991.

              Construction requirements during the next five years are estimated to be $18.8 million, $.4 million, $17.9 million, $9.3 million and $29.4 million for ICE, SHAPE, Energy Resources, Cleveland Thermal and Cleveland Cooling, respectively. Such expenditures are highly contingent upon the development of markets for the products and services offered by the Mid-America family of companies. The cash requirements of ICE, SHAPE, Energy Resources, Cleveland Thermal and Cleveland Cooling are expected to be funded by Mid-America from existing liquid assets, future cash flows from operations and $46.3 million of project specific debt financing.

         EMPLOYEES

              As of December 31, 1993, Mid-America had 8 employees, Energy Resources had 18 employees, Cleveland Thermal had 91 employees and SHAPE had 4 employees. There were no labor organizations.


                                     IPALCO ENTERPRISES, INC.
                                STATISTICAL INFORMATION - ELECTRIC

The following table of statistical information presents additional data on IPL's operation.
                                                              Year Ended December 31,
                                                  1993         1992         1991         1990         1989
Operating Revenues (In Thousands):
  Residential                                 $  225,138   $  212,757   $  224,039   $  207,734   $  205,066
  Small industrial and commercial                127,551      126,588      135,456      134,514      137,207
  Large industrial and commercial                255,945      243,446      237,200      225,586      214,047
  Public lighting                                  7,186        7,133        7,106        7,122        7,095
  Miscellaneous                                    7,373        6,018        6,960        6,598        6,352
                                               ----------   ----------   ----------   ----------   ----------
    Revenues - ultimate consumers                623,193      595,942      610,761      581,554      569,767
  Sales for resale - REMC                            897          861          900          759          825
  Sales for resale - other                         5,237        2,400        4,197       10,418        4,590
                                               ----------   ----------   ----------   ----------   ----------
      Total electric revenues                 $  629,327   $  599,203   $  615,858   $  592,731   $  575,182
                                               ==========   ==========   ==========   ==========   ==========
Kilowatthour Sales (In Millions):
  Residential                                      4,014        3,675        3,960        3,585        3,585
  Small industrial and commercial                  2,202        2,171        2,331        2,322        2,399
  Large industrial and commercial                  6,169        5,843        5,612        5,399        5,178
  Public lighting                                     62           64           64           65           65
                                               ----------   ----------   ----------   ----------   ----------
    Sales - ultimate consumers                    12,447       11,753       11,967       11,371       11,227
  Sales for resale - REMC                             24           23           23           20           21
  Sales for resale - other                           321          169          256          555          228
                                               ----------   ----------   ----------   ----------   ----------
      Total kilowatthours sold                    12,792       11,945       12,246       11,946       11,476
                                               ==========   ==========   ==========   ==========   ==========
Customers at End of Year:
  Residential                                    356,015      352,139      347,718      344,094      339,004
  Small industrial and commercial                 38,359       38,171       38,011       37,863       37,619
  Large industrial and commercial                  3,342        3,163        2,952        2,714        2,440
  Public lighting                                    252          239          229          212          197
                                               ----------   ----------   ----------   ----------   ----------
    Total ultimate consumers                     397,968      393,712      388,910      384,883      379,260
  Sales for resale - REMC                              1            1            1            1            1
                                               ----------   ----------   ----------   ----------   ----------
      Total electric customers                   397,969      393,713      388,911      384,884      379,261
                                               ==========   ==========   ==========   ==========   ==========
Miscellaneous Statistics:
  Kilowatthour output (In Millions):
    Generated (net after station use)             13,254       12,525       12,851       12,254       11,930
    Purchased                                        325          126          160          300          331
                                               ----------   ----------   ----------   ----------   ----------
      Total generated and purchased               13,579       12,651       13,011       12,554       12,261
  Company use, line loss, etc.                       787          706          765          608          785
                                               ----------   ----------   ----------   ----------   ----------
        Energy sold                               12,792       11,945       12,246       11,946       11,476
                                               ==========   ==========   ==========   ==========   ==========

  Load factor (percent)                            57.44        56.72        56.37        54.83        57.55
  Average BTU per net kilowatthour                10,503       10,385       10,455       10,474       10,466
  Cost of fuel per million BTU                $    1.096   $    1.103   $    1.113   $    1.109   $    1.103
  Cost of fuel per ton (includes oil
    stated in equivalent tons of coal)        $   24.488   $   24.547   $   24.804   $   24.711   $   24.459
  Summer plant capability (megawatts)*             2,829        2,829        2,829        2,829        2,829
  Maximum demand on IPL system (megawatts)*        2,635        2,505        2,583        2,498        2,387
  Average use per residential
    customer (kilowatthours)                      11,345       10,515       11,460       10,514       10,668
  Average revenue per residential customer    $   636.28   $   608.68   $   648.36   $   609.29   $   610.13
  Average revenue per small industrial and
    commercial customer                       $ 3,310.59   $ 3,305.94   $ 3,552.03   $ 3,566.13   $ 3,668.15
  Average revenue per large industrial and
    commercial customer                       $78,055.83   $79,324.43   $83,816.09   $87,065.08   $93,429.69
  Average residential revenue per
    kilowatthour (cents)                           5.609        5.789        5.658        5.795        5.720




*  All figures are net of station use.










































Item 2.  PROPERTIES

         IPL

              IPL owns and operates five primarily coal-fired generating plants, three of which are used for total electric generation and two of which are used for a combination of electric and steam generation. In relation to electric generation, there exists a total gross nameplate rating of 2,885 MW, a winter capability of 2,862 MW and a summer capability of 2,829 MW. All figures are net of station use. In relation to steam generation, there exists a gross capacity of 2,290 Mlbs. per hour.

              Total Electric Stations:

              H. T. Pritchard plant (Pritchard), 25 miles southwest of
                Indianapolis (six units in service - one in 1949, 1950, 1951, two in 1953 and one in 1956) with 367 MW nameplate rating and net winter and summer capabilities of 344 MW and 341 MW, respectively.

              E. W. Stout plant (Stout) located in southwest part of
                Marion County (five units in service - one each in 1941, 1947, 1958, 1961 and 1973) with 771 MW nameplate rating and net winter and summer capabilities of 798 MW and 767 MW, respectively.

              Petersburg plant (Petersburg), located in Pike County,
                Indiana (four units in service - one each in 1967, 1969, 1977 and 1986) with 1,716 MW nameplate rating and net winter and summer capabilities of 1,690 MW and 1,690 MW, respectively.

              Combination Electric and Steam Stations:

              C.C. Perry Section K plant (Perry K), in the city of
                Indianapolis with 20 MW nameplate rating (net winter capability 20 MW, summer 19 MW) for electric and a gross capacity of 1,990 Mlbs. per hour for steam.

              C.C. Perry Section W plant (Perry W), in the city of
                Indianapolis with 11 MW nameplate rating (net winter capability 10 MW, summer 12 MW) for electric and a gross capacity of 300 Mlbs. per hour for steam.

              Net electrical generation during 1993, at the Petersburg, Stout and Pritchard stations accounted for about 74.9%, 19.6% and 5.5%, respectively, of IPL's total net generation. All steam generation by IPL for the steam system was produced by the Perry K and Perry W stations.

              Included in the above totals are three gas turbine units at the Stout station added in 1973 with a combined nameplate rating of 64 MW, one diesel unit each at Pritchard and Stout stations, and three diesel units at Petersburg station, all added in 1967. Each diesel unit has a nameplate rating of 3 MW.



              IPL's transmission system includes 454 circuit miles of 345,000 volt lines, 353 circuit miles of 138,000 volt lines and 275 miles of 34,500 volt lines. Distribution facilities include 4,686 pole miles and 19,785 wire miles of overhead lines. Underground distribution and service facilities include 436 miles of conduit and 4,900 wire miles of conductor. Underground street lighting facilities include 110 miles of conduit and 668 wire miles of conductor. Also included in the system are 74 bulk power substations and 85 distribution substations.

              Steam distribution properties include 22 miles of mains with 286 services. Other properties include coal and other minerals, underlying 798 acres in Sullivan County and coal underlying about 6,215 acres in Pike and Gibson Counties, Indiana. Additional land, approximately 4,722 acres in Morgan County, and approximately 884 acres in Switzerland County has been purchased for future plant sites.

         OTHER SUBSIDIARIES

              Energy Resources owns and operates a district cooling facility in near downtown Indianapolis, which is designed to distribute chilled water to subscribers located downtown for their air conditioning needs. The plant is equipped with four 5,000 ton chillers powered by steam purchased from IPL.

              Cleveland Thermal owns and operates two steam plants in Cleveland, Ohio, with a total of nine boilers having a gross capacity of 1,050 Mlbs. per hour. The distribution system includes 20 miles of mains with 230 services.

              Cleveland Cooling owns and operates a district cooling facility in near downtown Cleveland, which is designed to distribute chilled water to subscribers located downtown for their air conditioning needs. The plant is equipped with two 5,000 ton chillers.

























Item 3.  LEGAL PROCEEDINGS


              On March 16, 1993, Smith Cogeneration of Indiana, Inc., and its affiliates (Smith) filed a petition with the Indiana Utility Regulatory Commission (IURC) requesting that IPL be ordered to enter into a power sales agreement to purchase power from Smith's proposed 240 megawatt plant. On September 24, 1993, IPL filed a motion for summary adjudication of Smith's petition. This motion is currently pending, has been fully briefed and no further proceedings have been scheduled in this matter.

              In June 1993, IPL received a Notice of Violation from the Indianapolis Air Pollution Control Section (IAPCS) regarding fugitive dust emissions at its Perry K Generating Station. IPL met with IAPCS to discuss four alleged violations over a span of 15 months. Each violation was subject to a fine of up to $2,500. IPL agreed to a settlement in the amount of $3,500 for all violations, but settlement has not yet been finalized.

              On August 18, 1993, the IURC entered an order in Cause No. 39437, approving IPL's Environmental Compliance Plan to comply with the Clean Air Act Amendments of 1990. The estimated cost of IPL's Environmental Compliance Plan is approximately $250 million before including allowance for funds used during construction. A primary part of IPL's Plan, scrubbing IPL's Petersburg 1 and 2 coal-fired units by 1996 to enable IPL to continue to burn high sulfur coal, was opposed by the Office of Utility Consumer Counselor (OUCC), the Citizens Action Coalition, and the Industrial Intervenors Group (IIG). OUCC and IIG are in the process of appealing the Commission's order to the Indiana Court of Appeals.

              In October 1993, IPL received a Findings of Violation from EPA, Region V, regarding IPL's compliance with the thermal limitations of the NPDES (water discharge) permit under which IPL operates its Petersburg Generating Station. On February 20, 1992, IPL filed an application for renewal of that permit but the application has not been acted upon by the Indiana Department of Environmental Management. Although unclear to IPL, EPA's action seems to have resulted from its misinterpretation of data IPL supplied to EPA in response to the latter's Clean Water Act information request that preceded issuance of the Findings of Violation. IPL believes it continues to be in compliance with the requirements of the permit and has made continuing efforts to meet with EPA to discuss the matter. If IPL is found to be in violation of its permit, it could be subject to maximum fines of $25,000 per day per violation.












Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


EXECUTIVE OFFICERS OF THE REGISTRANT AT FEBRUARY 22, 1994.

          Name, age (at December 31, 1993), and positions and offices held for the past five years:

                                                From            To
      John R. Hodowal (48)
        Chairman of the Board and
          President of IPALCO              May, 1989
        Vice President and Treasurer
          of IPALCO                        September, 1983    May, 1989
        Chairman of the Board of IPL       February, 1990
        Chief Executive Officer of IPL                        May, 1989
        Executive Vice President
          of IPL                           April, 1987        May, 1989

      Ramon L. Humke (61)
        Vice Chairman of IPALCO            May, 1991
        President and Chief Operating
          Officer of IPL                   February, 1990
        President and Chief Executive
          Officer of Ameritech Services
          and Senior Vice President of
          Ameritech Bell Group             September, 1989    February, 1990
        President and Chief Executive
          Officer of Indiana Bell
          Telephone Company                October, 1983      September, 1989

      John R. Brehm (40)
        Vice President and Treasurer
          of IPALCO                        May, 1989
        Assistant Secretary and Assistant
          Treasurer of IPALCO              December, 1983     May, 1989
        Senior Vice President -
          Finance and Information
          Services of IPL                  May, 1991
        Senior Vice President - Financial
          Services of IPL                  May, 1989          May, 1991
        Treasurer of IPL                   August, 1987       May, 1989

      Maurice O. Edmonds (62)
        Vice President - Corporate
          Affairs of IPALCO                December, 1992
        Vice President - Human
          Resources of IPL                 May, 1989          December, 1992
        Vice President - General
          Services of IPL                  July, 1988         May, 1989








                                                From              To

      N. Stuart Grauel (49)
        Vice President - Public Affairs
          of IPALCO                        May, 1991
        Vice President - Public Affairs
          of IPL                           May, 1989          May, 1991
        Public Affairs Manager of IPL      October, 1981      May, 1989

      Joseph A. Gustin (46)
        Vice President of SHAPE            May, 1993
        President of ICE                   April, 1993
        President of Energy Resources      May, 1991
        Vice President of Mid-America      May, 1991
        Vice President of Energy
          Resources                        January, 1990      May, 1991
        Vice President - Steam Operations
          of IPL                           May, 1989          May, 1991
        Manager - Power Production of
          IPL                              June, 1981         May, 1989

      Robert W. Rawlings (52)
        Senior Vice President -
          Electric Production of IPL       May, 1991
        Vice President - Electric
          Production of IPL                May, 1989          May, 1991
        Vice President - Engineering
          and Construction of IPL          April, 1986        May, 1989

      Gerald D. Waltz (54)
        Senior Vice President -
          Business Development of IPL      May, 1991
        Senior Vice President -
          Engineering and Operations
          of IPL                           April, 1986        May, 1991

      Max Califar (40)
        Vice President - Human
          Resources of IPL                 December, 1992
        Assistant Treasurer of IPALCO      May, 1989          December, 1992
        Treasurer of IPL                   May, 1989          December, 1992
        Assistant Controller of IPL        July, 1987         May, 1989

      Stephen J. Plunkett (45)
        Controller of IPALCO
          and IPL                          May, 1991
        Assistant Controller of
          IPL                              May, 1989          May, 1991













                               PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
         HOLDER MATTERS

        At December 31, 1993, Enterprises had 24,299 holders of common stock (not including approximately 1,900 shareholders who hold shares only through Enterprises' Automatic Dividend Reinvestment and Stock Purchase Plan). Enterprises' common stock is principally traded on the New York Stock Exchange and the Chicago Stock Exchange. The high and low sales prices for Enterprises' common stock during 1993 and 1992 as reported on the Composite Tape in The Wall Street Journal, were as follows:

                                1993                     1992
                          High        Low          High       Low
                       Sale Price  Sale Price   Sale Price  Sale Price
                      ----------------------- ----------------------
        First Quarter   $40        $34 3/8      $33 5/8    $31 1/2
        Second Quarter   39 1/4     35 1/2       36 1/8     32 1/4
        Third Quarter    38 3/4     35 3/4       36 7/8     34 1/8
        Fourth Quarter   38         33 1/8       36         33 3/8

        The high and low sales prices for Enterprises' common stock as reported on the Composite Tape in The Wall Street Journal for the period January 1, 1994, through February 22, 1994, were:
     High - $35 3/8, Low - $31 3/4.

        Quarterly dividends paid on the common stock during 1993 and 1992 were as follows:

                                          1993       1992

                 First Quarter            $ .49      $ .47
                 Second Quarter             .51        .49
                 Third Quarter              .51        .49
                 Fourth Quarter             .51        .49

              The Enterprises' Board of Directors at its meeting on February 22, 1994, declared a regular quarterly dividend on common stock of $.53 per share, payable April 15, 1994, to shareholders of record on March 25, 1994.

        Dividend Restrictions

        The following restrictions pertain to IPL but to the extent that the earnings of Enterprises depend upon IPL dividends it may have an effect on Enterprises.

        So long as any of the several series of bonds of IPL issued under the Mortgage and Deed of Trust, dated as of May 1, 1940, as supplemented and modified, executed by IPL to American National Bank and Trust Company of Chicago, as Trustee, remain outstanding, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in Section 47 of such Mortgage, after December 31, 1939, available for dividends. The amount which these Mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 1993, exceeded retained earnings at that date. Such restrictions do not apply to the declaration or payment of dividends upon any shares of capital stock of any class to an amount in the aggregate not in excess of $1,107,155, or to the application to purchase or redemption of any shares of capital stock of any class of amounts not to exceed in the aggregate the net proceeds received by IPL from the sale of any shares of its capital stock of any class subsequent to December 31, 1939.





















































Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          IPALCO Enterprises, Inc. (IPALCO) is a holding company incorporated under the laws of the State of Indiana. Indianapolis Power & Light Company (IPL) and Mid-America Capital Resources, Inc. (Mid-America) are subsidiaries of IPALCO. Mid-America was formed as a holding company for the unregulated activities of IPALCO.

         LIQUIDITY AND CAPITAL RESOURCES

                                 IPL

         On a national basis, competition for wholesale and retail sales within the electric utility industry has been increasing. In Indiana, competition has been primarily focused on the wholesale power markets. Existing Indiana law provides for public utilities to have an exclusive permit at the retail level. The impact of continuing competitive pressures on IPL's wholesale and retail electric and steam markets cannot be determined at this time.

         Rate Matters

                    Environmental Compliance Plan

          IPL is subject to the new air quality provisions specified in the federal Clean Air Act Amendments of 1990 and related regulations (the
      Act). During 1993, IPL obtained an order from the Indiana Utility Regulatory Commission (IURC) approving its environmental compliance plan, together with the costs and expenses associated therewith, which provides for the installation of sulfur dioxide and nitrogen oxide emissions abatement equipment and the installation of continuous emission monitoring systems to meet the requirements of both Phase I and Phase II of the Act - See "Capital Requirements". Certain intervenors in the hearing before the IURC have requested a transcript preparatory to an appeal of that order which appeal has not yet been perfected As required by the Act, IPL filed its proposed compliance plan with the Environmental Protection Agency in February 1993.

              As provided in the Act, effective January 1, 1995, IPL is scheduled to receive annual emission "allowances" for certain of its generating units. Each allowance would permit the emission of one ton of sulfur dioxide. IPL presently expects that annual sulfur dioxide emissions will not exceed annual allowances provided to IPL under the Act. Allowances not required in the operation of IPL facilities may be reserved for future periods or sold. The value of such unused allowances that may be available to IPL for use in future periods or for sale is subject to a developing market and is unknown at this time. The IURC Order provides for the deferral of net gains and losses resulting from any sale of emission allowances for future amortization to cost of service on a basis to be determined in the next general retail electric rate proceeding.

                   Demand Side Management Program

          On September 8, 1993, IPL obtained an order from the IURC approving a Stipulation of Settlement Agreement between IPL, the Office of Utility Consumer Counsel, Citizens Action Coalition of Indiana, Inc., an industrial group, the Trustees of Indiana University and the Indiana Alliance for Fair Competition relating to IPL's Demand Side Management Program (DSM). The order provides for the deferral and subsequent recovery in rates of certain approved DSM costs. The order also provides for the recording of a return on deferred costs until recognized in rates.

                       Postretirement Benefits

          On December 30, 1992, the IURC issued an order authorizing Indiana utilities to account for postretirement benefits on the basis required by the Statement of Financial Accounting Standard No. 106 -- Accounting for Postretirement Benefits other than Pensions (SFAS
      106). Generally, SFAS 106 requires the use of an accrual basis accounting method for determining annual costs of postretirement benefits. Prior to 1993, IPL used a pay-as-you-go method to account for such costs. IPL was required to adopt SFAS 106 effective January 1, 1993. Additionally, the order authorized the deferral of SFAS 106 costs in excess of such costs determined on a pay-as-you-go and the recording of a resulting regulatory asset. The order further provides for the recovery in rates of such costs in a subsequent general rate proceeding on an individual company basis in an amount to be determined in each such proceeding. IPL is deferring as a regulatory asset the non-construction related SFAS 106 costs associated with its electric business. IPL is expensing its non-construction related SFAS 106 costs associated with its steam business.

                     Regulatory Asset Deferrals

         Balance sheet deferrals of regulatory assets for DSM, postretirement benefits, income taxes and other such costs amounted to $33.1 million in 1993. Future deferrals for such items are expected to increase due to SFAS 106, and DSM costs and related carrying charges until IPL's next retail electric rate order.

                         Future Rate Relief

          IPL presently anticipates that it will petition the IURC to increase its electric rates and charges during 1994. A final IURC order on such a request may not occur until 1995. IPL's last authorized increase in electric rates and charges occurred in August, 1986.

                          Steam Rate Order

         The IURC authorized IPL to increase its steam system rates and charges over a six-year period beginning January 13, 1993.
      Accordingly, IPL implemented new steam tariffs effective on that date which were designed to produce estimated additional annual steam operating revenues as follows:










                               Additional          Cumulative
                                 Annual              Annual
               Year            Revenues             Revenues
              1994           $2,051,000           $3,983,000
              1995            1,552,000            5,535,000
              1996            1,625,000            7,160,000
              1997            2,384,000            9,544,000
              1998              370,000            9,914,000


         Capital Requirements

          The capital requirements of IPL are primarily driven by the need for facilities to ensure customer service reliability and environmental compliance and by the impact of maturing long-term debt.

                     Forecasted Demand & Energy

          From 1994 to 1998, annual peak demand is forecasted to experience a compound 1.5% increase, while retail kilowatthour (KWH) sales are anticipated to increase at a 2.0% compound growth rate. Both compound growth rates are computed assuming normal weather conditions and include the effects of DSM. IPL expects a reduction of about 120 megawatts (MW) of annual peak demand by the year 2000 as a result of DSM programs.

                      Integrated Resource Plan

          Sales growth projections indicate a need for about 800 MW of additional capacity resources by the year 2000. These resource requirements can be met in a variety of ways including, but not limited to, a combination of the use of DSM, power purchases, peaking turbines and base-load generation. IPL continues to review its integrated resource plan to consider the appropriateness of all resource options to meet capacity requirements over the decade of the 1990's and beyond.

          IPL has a well-defined, near-term integrated resource plan and is considering all reasonable options to meet its long-term capacity requirements. The following discussion makes certain assumptions regarding IPL's plans to meet these requirements.

          In order to maintain adequate summer capacity reserve margins in the near-term, IPL entered into a five-year firm power purchase agreement with Indiana Michigan Power Company (IMP), which expires March 31, 1997. Under this agreement, IPL is receiving 200 MW of capacity. The agreement provides for monthly capacity payments by IPL of $1.2 million through March 31, 1997. IPL can terminate the agreement, should the ability to recover future demand charges through rates be disallowed. IPL and IMP will also exchange 50 MW of seasonal power over the 1995-1998 period.

          IPL plans to add two 80 MW combustion turbines with in-service dates in 1994 and 1995. Under Indiana law, IPL must obtain from the IURC a certificate of "public convenience and necessity" (Certificate) prior to purchasing or commencing construction of any new electric generation facility. IPL received Certificates from the IURC for construction of these combustion turbines during 1992.

          IPL is considering a variety of options to meet its long-term capacity requirements through the year 2000 including DSM, utility and nonutility power purchases, additional peaking turbines and base-load generating units. Presently, IPL plans to add two additional 80 MW combustion turbines with in-service dates in 1998 and 1999. IPL also has options to extend the 200 MW firm power purchase agreement with IMP through December 31, 1997 and subsequently through November 30, 1999, with capacity payments of $1.2 million per month and $1.55 million per month, respectively. Under a recent agreement, IPL has an option to purchase up to 250 MW from PSI Energy over the 1996 to 2000 period. IPL is also evaluating the installation, on a joint ownership basis, of two 426 MW base-load generating units to be placed in service in 2000 and 2002, respectively, or beyond. Of the total 852 MW, IPL proposes to own 400 MW, with other partners owning the remaining 452 MW. There is no assurance that IPL will be able to ultimately reach a joint ownership agreement with any other party. IPL has not applied for Certificates for the additional combustion turbines or the base load unit.

           Environmental Compliance Construction Requests

          IPL estimates that the capital cost of complying with the Act through 1997 will be approximately $240 million, including Allowance for Funds Used During Construction (AFUDC), of which $33.0 million has been expended prior to 1994. IPL further estimates that, subsequent to December 31, 1997, no significant capital expenditures will be required to bring generating units into compliance with the Act until the year 2010 or beyond.

                    Cost of Construction Program

          The cost of IPL's construction program during 1993, 1992 and 1991 was $149.3 million, $115.3 million and $96.3 million, including AFUDC of $3.6 million, $3.2 million and $1.6 million respectively.

          IPL estimates the cost of the construction program for the five years, 1994-1998, to be approximately $1.0 billion including AFUDC of $73.1 million. This program is subject to continuing review and is revised from time to time in light of changes in the actual customer demand for electric energy, IPL's financial condition and construction cost escalations. In addition to costs of environmental compliance, the five-year construction program includes
      $113.7 million for the four 80 MW combustion turbines and $217.2 million for the base-load capacity, mentioned above. Additional expenditures will be incurred beyond 1998 for the capacity with in-service dates subsequent to 1998. Transmission and substation facilities relating to the planned base-load capacity amount to $29.0 million in the five-year construction program. Expenditures for the new capacity are contingent upon the review of other long-term and near-term options previously discussed and subsequent receipt of the necessary Certificates.

         Retirement of Long-term Debt and Equity Securities

          During 1993, 1992 and 1991, IPL retired long-term debt, including sinking fund payments, of $96.9 million, $75.0 million and $96.4 million, respectively, which required replacement with other debt securities at a lower cost.

          IPL will retire $7.5 million, $15.0 million, $11.25 million and $18.75 million of maturing long-term debt during 1994, 1996, 1997 and 1998, respectively, which may require replacement in whole or in part with other debt or equity securities. In addition, other existing higher rate debt may be refinanced depending upon market conditions.

         Financing

                       Financing Requirements

          During the three-year period ended December 31, 1993, IPL's permanent financing totaled $275.3 million in long-term debt. The net proceeds of these securities were used, along with internal funds, to retire existing long-term debt. All of IPL's construction expenditures during this three-year period were funded with internally generated cash and short-term debt.

          IPL's permanent financing requirements for the five-year period, 1994-1998, are forecasted to include additional sales of debt and equity securities totaling $447.7 million. This amount is highly contingent on the timing and cost of any new capacity. The timing, number and dollar amounts of such financings will depend on market conditions and other factors, including required regulatory approvals. In addition to the sale of new securities, IPL has authority from the IURC to redeem and replace certain of its existing securities, should favorable market conditions dictate.

          Internally generated funds supplemented by temporary short-term borrowings are forecasted to provide the remaining funds required for the five-year construction program. Uncertainties which could affect this forecast include the impact of inflation on operating expenses, the actual degree of growth in KWH sales, the level of interchange sales with other utilities and the receipt of Certificates required for new electric generation facilities.

                        Mortgage Restrictions

          IPL is limited in its ability to issue certain securities by restrictions under its Mortgage and Deed of Trust (Mortgage) and its Amended Articles of Incorporation (Articles). The restriction under the Articles requires that the net income of IPL, as specified therein, shall be at least one and one-half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding preferred stock and on any preferred stock proposed to be issued, before any additional preferred stock can be issued. The Mortgage restriction requires that net earnings as calculated thereunder be two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. Based on IPL's net earnings for the twelve months ended December 31, 1993, the ratios under the Articles and the Mortgage are
      3.28 and 7.33, respectively. IPL believes these requirements will not restrict any anticipated future financings.


                             MID-AMERICA

          Mid-America, the holding company for the unregulated activities of IPALCO, has as subsidiaries Indianapolis Campus Energy, Inc.
      (ICE), Store Heat And Produce Energy, Inc. (SHAPE) which is 70% owned and Mid-America Energy Resources, Inc. (Energy Resources). Energy Resources has as subsidiaries Cleveland Thermal Energy Corporation (Cleveland Thermal) and Cleveland District Cooling Corporation (Cleveland Cooling). Energy Resources has operated a district cooling system in downtown Indianapolis, Indiana since 1991 and Cleveland Cooling began operations of its district cooling system in downtown Cleveland, Ohio during 1993. During 1993, ICE entered into an agreement to provide chilled water to the Lilly Technical Center in near downtown Indianapolis. Operations of this campus facility are expected to begin in 1996. SHAPE became a majority owned subsidiary of Mid-America during 1993.

                        Construction Program

          During 1993, 1992 and 1991, the construction expenditures of Mid-America and its subsidiaries totaled $8.8 million, $29.8 million and $14.0 million, respectively. These costs were financed with internal funds and a $9.5 million debt issue in 1991.

          Construction requirements during the next five years are estimated to be $18.8 million, $.4 million, $17.9 million, $9.3 million and $29.4 million, for ICE, SHAPE, Energy Resources, Cleveland Thermal and Cleveland Cooling, respectively. Such expenditures are highly contingent upon the development of markets for the products and services offered by the Mid-America family of companies. The cash requirements of Mid-America and its subsidiaries are expected to be funded by Mid-America from existing liquid assets, future cash flows from operations and $46.3 million of project specific debt financing.

                        Projected Operations

          SHAPE is projected to provide operating profits in 1995 and ICE is projected to provide operating profits concurrent with commencement of operations in 1996. The existing projects of Energy Resources, Cleveland Thermal and Cleveland Cooling are currently projected to begin contributing to operating profits in 1996. This projection could be materially affected by the rate at which customers are added and other factors. During the next five years, 1994-1998, IPALCO may continue to become involved in unregulated businesses through the formation of one or more additional Mid-America subsidiaries. The sources of capital to finance these businesses will be determined at the time they are established. The cash assets of Mid-America are invested in a variety of short-term financial instruments and marketable securities, pending investment in any such unregulated business.


                   IPALCO ENTERPRISES CONSOLIDATED

          Additional information regarding IPALCO's historical cash flows from operations, investing and financing for the past three years including the capital expenditures of IPL are disclosed in the Statements of Consolidated Cash Flows (See page II-15) and in the Notes to Consolidated Financial Statements (pages II-18 - II-29).



      RESULTS OF OPERATIONS

                            1993 vs. 1992

          Earnings per share during 1993 were $2.00 or $.35 below the $2.35 attained in 1992. The following discussion highlights the factors contributing to this result.

      Operations

          Utility operating income increased $8.1 million in 1993 compared to 1992. Contributing to this increase was an increase in electric operating revenues of $30.1 million, due to increases in retail sales of $25.9 million, wholesale sales of $2.8 million and miscellaneous electric revenue of $1.4 million. Retail electric sales were higher due to increased retail KWH sales of $31.1 million and decreased fuel cost recoveries of $5.2 million. The increase in retail KWH sales this year resulted primarily from the return to normal weather conditions in 1993 as compared to the abnormally mild summer weather conditions in 1992. During 1992, cooling degree days were 26.5 percent below normal. Wholesale sales were higher as a result of increased energy requirements of other utilities, who were also affected by the mild summer during 1992. The continuing health of the Indianapolis economy also contributed to the growth in KWH sales, particularly in the large industrial class.

          Fuel costs increased $3.3 million due to increases in fuel consumption of $9.6 million, partially offset by decreased unit costs of coal and oil of $.5 million and deferred fuel costs of $5.8 million. Power purchased increased $11.6 million due to increased capacity payments of $7.2 million to IMP in accordance with a five-year power purchase agreement, and by increased purchases of energy as a result of the near normal weather conditions in 1993 as compared to 1992.

          Maintenance expenses increased $4.9 million. This increase reflects higher unit overhaul and outage expenses in 1993, partially offset by decreased distribution maintenance expenses as a result of a severe storm in 1992 that cost $3.9 million. Amortization of the deferred return--rate phase-in plan, decreased due to the completion in August 1992 of the five-year amortization period.

          Taxes other than income taxes decreased $1.7 million as a result of lower property assessments. Income taxes - net, increased
      $4.3 million as a result of the increase in pretax utility operating income and a one percentage point increase in the federal income tax rate.

      Other Income And Deductions

          During 1993, IPALCO incurred a one-time charge against earnings of $33.9 million before taxes ($21.1 million net of applicable income taxes), for legal, financial and administrative costs pertaining to IPALCO's effort to acquire PSI Resources, Inc. The charge resulted in a decrease in earnings per share of 56 cents.

          Other - net, which includes operations other than IPL, decreased $2.4 million due to lower pretax income from nonutility investments and operations of $4.0 million. The decreased investment income reflects lower interest rates and decreased cash balances available for investment as a result of the capital requirements of Mid-America's subsidiaries, primarily for construction of district cooling facilities. Operations other than IPL and excluding the one-time charge against earnings, in total, experienced a net loss of $3.1 million, or $.08 per share. This compares to a net loss of $1.5 million during 1992, or $.04 per share.

      Interest Charges

          Interest on long-term debt decreased $1.3 million as a result of refinancing six series of IPL's First Mortgage Bonds as follows: the 10 1/4% Series, First Mortgage Bonds in October 1993 (replaced with the 5.50% Series, First Mortgage Bonds); the 5.80% Series, First Mortgage Bonds in October, 1993 (replaced with the 5.40% Series, First Mortgage Bonds); the 6.90% and the 6.60% Series, First Mortgage Bonds (replaced with the 6.10% Series, First Mortgage Bonds); and the 9.30% and 9 1/2% Series, First Mortgage Bonds in September 1992 (replaced with the 7 3/8% Series, First Mortgage Bonds). The allowance for borrowed funds used during construction increased due primarily to an increased construction base. Other interest charges increased $1.1 million due to higher notes payable balances carried during 1993.


                            1992 vs. 1991

          Earnings per share during 1992 were $2.35 or $.37 below the $2.72 attained in 1991. The following discussion highlights the factors contributing to this result.

      Operations

          Utility operating income decreased $15.6 million in 1992 compared to 1991. Contributing to this decrease were lower electric operating revenues of $16.7 million, due to lower retail electric sales of $13.9 million, lower wholesale sales of $1.8 million and lower miscellaneous electric revenue of $1.0 million. Retail electric sales were lower due to decreased retail KWH sales of $10.6 million and decreased fuel cost recoveries of $3.3 million. The decrease in retail KWH sales in 1992 resulted primarily from unusual weather conditions in both 1992 and 1991. Abnormally mild summer weather conditions in 1992 resulted in lower KWH sales, while the unusually hot weather during the summer of 1991 significantly increased KWH sales in that year. During 1992, cooling degree days were 48 percent lower than 1991 and 26.5 percent below normal. Wholesale sales were lower as a result of decreased energy requirements of other utilities, who were also affected by the mild summer.

          Fuel costs decreased $7.4 million due to decreases in fuel consumption of $4.3 million, decreased unit costs of coal and oil of $2.0 million and deferred fuel costs of $1.1 million. Other operating expenses increased $2.9 million due primarily to an increase in administrative and general expenses of $1.4 million (primarily as a result of increased salaries and group insurance costs), and a $2.0 million expense related to the FAC Agreement. Power purchased increased $3.9 million due to capacity payments of $5.4 million to IMP in accordance with a five-year power purchase agreement, partially offset by decreased purchases of energy as a result of the mild summer weather.

          Maintenance expenses increased $2.0 million, reflecting transmission and distribution system repair expenses as a result of a severe storm in June that cost a total of $3.9 million. These expenses were partially offset by decreased unit overhaul expenses in 1992, compared to 1991. Amortization of the deferred return--rate phase-in plan, decreased due to the completion in August 1992, of the five-year amortization period.

          Taxes other than income taxes increased $2.7 million as a result of increased property assessments and higher property tax rates. Income taxes-net, decreased $3.0 million primarily due to the decrease in pretax utility operating income.

      Other Income And Deductions

          Allowance for equity funds used during construction increased $1.3 million due to an increased construction base in 1992.

          Other - net, which includes operations other than IPL, decreased $6.8 million due to lower pretax income from nonutility investments and operations of $2.9 million, decreased interest and dividend income earned by IPL of $2.4 million, and as a result of a $1.5 million contribution to customer energy assistance programs expensed in 1992. The decreased investment income reflects lower interest rates and decreased cash balances available for investment as a result of the capital requirements of Mid-America's subsidiaries, primarily for construction of district cooling facilities. Operations other than IPL, in total, experienced a net loss of $1.5 million, or $.04 per share. This compares to net income of $1.3 million during 1991, or $.03 per share.

          Income taxes - net, decreased $1.1 million as a result of decreased pretax operating income of the unregulated subsidiaries, decreased IPL interest and dividend income and the increased contribution expense previously mentioned.

      Interest Charges

          Interest and other charges - net, decreased $6.4 million primarily due to decreased interest on long-term debt of $3.8 million. This decrease is the result of refinancing four series of IPL's First Mortgage Bonds as follows: the 12% Series, First Mortgage Bonds in August 1991 (replaced with the long-term note at a floating interest rate that approximates tax-exempt Commercial Paper Rates); the 9 7/8% Series, First Mortgage Bonds in November 1991 (replaced with the 8% Series, First Mortgage Bonds); and the 9.30% and 9 1/2% Series, First Mortgage Bonds in September 1992 (replaced with the 7 3/8% Series, First Mortgage Bonds). The allowance for borrowed funds used during construction increased due primarily to an increased construction base. Other interest charges decreased $1.4 million due to lower interest rates during 1992.


                                1994

          Factors having a bearing on 1994 earnings compared to 1993 will include the one-time 1993 charge against earning for the costs of the withdrawn tender offer, the impact of economic conditions, weather conditions, an increased level of construction expenditures, an increase in monthly capacity payments and the implementation of new steam system tariff rates.

          Authorized electric operating income for 1994 as determined by the IURC is approximately $144.0 million. (IPL earned $141.2 million during 1993 and $133.4 million during 1992.)

          Affecting 1994 earnings will be the cost of the IMP purchases mentioned previously. Annual capacity payments will increase by $1.8 million.

          The overall effect these factors will have on 1994 earnings cannot be accurately determined at this time.
















































 Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                    INDEPENDENT AUDITORS' REPORT



IPALCO Enterprises, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets and statements of preferred stock and long-term debt of IPALCO Enterprises, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related statements of consolidated income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the consolidated financial statement schedules listed in the Index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPALCO Enterprises, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions effective January 1, 1993.




Deloitte & Touche

Indianapolis, Indiana
January 21, 1994






                          IPALCO ENTERPRISES, INC. AND SUBSIDIARIES

                              Statements of Consolidated Income
                     For the Years Ended December 31, 1993, 1992 and 1991
- ---------------------------------------------------------------------------------------------------
                                                               1993           1992           1991
- ---------------------------------------------------------------------------------------------------
                                                            (In Thousands Except Per Share Amounts)
UTILITY OPERATING REVENUES (Note 8):
  Electric                                                 $  629,327     $  599,203     $  615,858
  Steam                                                        34,976         34,000         32,015
                                                           ----------     ----------     ----------
    Total operating revenues                                  664,303        633,203        647,873
                                                           ----------     ----------     ----------
UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                      158,390        155,072        162,466
    Other                                                     100,890        100,447         97,538
  Power purchased                                              19,407          7,804          3,954
  Purchased steam                                               8,051          7,612          7,599
  Maintenance                                                  67,326         62,446         60,491
  Depreciation and amortization                                78,372         74,829         72,344
  Amortization of deferred return - rate phase-in plan             -           3,786          6,282
  Taxes other than income taxes                                29,627         31,348         28,683
  Income taxes - net (Note 7)                                  59,872         55,619         58,640
                                                           ----------     ----------     ----------
    Total operating expenses                                  521,935        498,963        497,997
                                                           ----------     ----------     ----------
UTILITY OPERATING INCOME                                      142,368        134,240        149,876
                                                           ----------     ----------     ----------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction           2,010          1,985            686
  Costs of withdrawn tender offer (Note 11)                   (33,948)            -
  Other - net                                                  (8,354)        (5,958)           850
  Income taxes - net (Note 7)                                  17,502          2,695          1,569
                                                           ----------     ----------     ----------
    Total other income and (deductions) - net                 (22,790)        (1,278)         3,105
                                                           ----------     ----------     ----------
INCOME BEFORE INTEREST AND OTHER CHARGES                      119,578        132,962        152,981
                                                           ----------     ----------     ----------
INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                   41,399         42,663         46,464
  Allowance for borrowed funds used during construction        (3,517)        (3,096)        (1,925)
  Other interest                                                2,305          1,251          2,596
  Amortization of redemption premiums and expenses on
    debt and preferred stock - net                                787            620            666
  Preferred dividend requirements of subsidiary                 3,182          3,182          3,182
                                                           ----------     ----------     ----------
    Total interest and other charges - net                     44,156         44,620         50,983
                                                           ----------     ----------     ----------
NET INCOME                                                 $   75,422     $   88,342     $  101,998
                                                           ==========     ==========     ==========





WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     37,668         37,597         37,549
                                                           ==========     ==========     ==========

EARNINGS PER SHARE OF COMMON STOCK                         $     2.00     $     2.35     $     2.72
                                                           ==========     ==========     ==========


See notes to consolidated financial statements.



















































                          IPALCO ENTERPRISES, INC. and SUBSIDIARIES

                                 Consolidated Balance Sheets
                                 December 31, 1993 and 1992
- --------------------------------------------------------------------------------------------
ASSETS                                                           1993                 1992
- --------------------------------------------------------------------------------------------
                                                                      (In Thousands)
UTILITY PLANT:
  Utility plant in service (Note 2)                        $  2,300,682         $  2,225,017
  Less accumulated depreciation                                 876,054              818,319
                                                           ------------         ------------
      Utility plant in service - net                          1,424,628            1,406,698
  Construction work in progress                                 168,480              110,506
  Property held for future use                                   15,763               15,760
                                                           ------------         ------------
        Utility plant - net                                   1,608,871            1,532,964
                                                           ------------         ------------

OTHER PROPERTY:
  Nonutility property                                            72,804               63,735
  Less accumulated depreciation                                   3,482                1,810
                                                           ------------         ------------
      Nonutility property - net                                  69,322               61,925
  Other investments                                               8,722                9,033
                                                           ------------         ------------
        Other property - net                                     78,044               70,958
                                                           ------------         ------------

CURRENT ASSETS:
  Cash and cash equivalents                                      10,713               13,249
  Marketable securities                                              -                 1,850
  Financial investments                                          10,088               52,173
  Accounts receivable (less allowance for doubtful
    accounts - 1993, $672,000 and 1992, $688,000)                49,766               51,047
  Fuel - at average cost                                         35,213               47,174
  Materials and supplies - at average cost                       57,567               54,268
  Prepayments and other current assets                            5,557                3,032
                                                           ------------         ------------
        Total current assets                                    168,904              222,793
                                                           ------------         ------------

DEFERRED DEBITS:
  Unamortized Petersburg Unit #4 carrying charges                30,587               28,661
  Unamortized redemption premiums and expenses on debt and
    preferred stock (Note 5)                                     25,674               24,123
  Other regulatory assets                                        32,954                1,811
  Miscellaneous                                                  20,989               13,117
                                                           ------------         ------------
        Total deferred debits                                   110,204               67,712
                                                           ------------         ------------
      TOTAL                                                $  1,966,023         $  1,894,427
                                                           ============         ============

See notes to consolidated financial statements.




- --------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                                   1993                1992
- --------------------------------------------------------------------------------------------
                                                                      (In Thousands)
CAPITALIZATION:
  Common shareholders' equity (Note 4):
    Common stock, no par, authorized - 145,000,000 shares
      issued and outstanding - 37,692,966 shares in 1993,
      37,662,966 shares in 1992                            $    379,460         $    378,562
    Premium on 4% cumulative preferred stock                      1,363                1,363
    Retained earnings                                           406,388              407,814
                                                           ------------         ------------
      Total common shareholders' equity                         787,211              787,739
  Cumulative preferred stock (see statement)                     51,898               51,898
  Long-term debt (see statement)                                541,760              550,141
                                                           ------------         ------------
        Total capitalization                                  1,380,869            1,389,778
                                                           ------------         ------------



CURRENT LIABILITIES:
  Notes payable - banks and commercial paper (Note 6)            90,000               41,700
  Current maturities and sinking fund requirements                8,729                1,706
  Accounts payable                                               77,501               81,183
  Dividends payable                                              20,299               19,518
  Payrolls accrued                                                4,505                3,674
  Taxes accrued                                                  22,973               23,964
  Interest accrued                                               11,208               11,533
  Other current liabilities                                       5,316                8,201
                                                           ------------         ------------
        Total current liabilities                               240,531              191,479
                                                           ------------         ------------



DEFERRED CREDITS:
  Accumulated deferred income taxes - net (Note 7)              268,849              251,860
  Unamortized investment tax credit                              57,029               60,297
  Accrued postretirement benefits (Note 9)                       17,840                   -
  Miscellaneous                                                     905                1,013
                                                           ------------         ------------
        Total deferred credits                                  344,623              313,170
                                                           ------------         ------------
COMMITMENTS AND CONTINGENCIES (Note 10)

        TOTAL                                              $  1,966,023         $  1,894,427
                                                           ============         ============


See notes to consolidated financial statements.







                             IPALCO ENTERPRISES, INC. and SUBSIDIARIES

                               Statements of Consolidated Cash Flows
                        For the Years Ended December 31, 1993, 1992 and 1991
- ---------------------------------------------------------------------------------------------------
                                                             1993            1992            1991
- ---------------------------------------------------------------------------------------------------
                                                                       (In Thousands)
CASH FLOWS FROM OPERATIONS:
  Net income before preferred dividend requirements
   of subsidiary                                        $    78,604     $    91,524     $   105,180
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                            82,026          77,517          72,875
    Amortization of deferred return - rate phase-in plan         -            3,786           6,282
    Income from financial investments                        (2,159)         (5,036)         (5,922)
    Deferred income taxes and investment tax
      credit adjustments - net                               (1,370)              4            (945)
    Allowance for funds used during construction             (5,476)         (5,081)         (2,611)
  Decrease (increase) in certain assets:
    Accounts receivable                                       1,281          (5,799)         (1,049)
    Fuel, materials and supplies                              8,662          (8,031)          1,544
    Other current assets                                     (2,525)           (980)          5,958
  Increase (decrease) in certain liabilities:
    Accounts payable                                         (3,682)         25,090           4,884
    Taxes accrued                                              (991)            684           3,739
    Other current liabilities                                (2,484)          2,909          (1,606)
                                                        -----------     -----------     -----------
Net cash provided by operating activities                   151,886         176,587         188,329
                                                        -----------     -----------     -----------
CASH FLOWS FROM INVESTING:
  Purchase of marketable securities                          (1,408)        (16,368)        (28,898)
  Proceeds from maturities of marketable securities           3,258          28,168          43,481
  Withdrawals from financial investments                     44,244          30,000          12,104
  Purchase of financial investments                              -          (35,000)             -
  Construction expenditures - utility                      (145,765)       (112,037)        (94,633)
  Construction expenditures - nonutility                     (8,788)        (29,842)        (14,031)
  Purchase of other property                                     -               -           (8,980)
  Other                                                     (12,200)        (12,721)           (299)
                                                        -----------     -----------     -----------
Net cash used in investing activities                      (120,659)       (147,800)        (91,256)
                                                        -----------     -----------     -----------
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                 96,500          80,000         108,300
  Retirement of long-term debt - including premiums         (98,978)        (79,958)       (101,372)
  Short-term debt - net                                      48,300          38,700         (23,500)
  Dividends paid                                            (79,253)        (76,076)        (73,023)
  Exercise of stock options including related tax benefit       898           3,301              -
  Other                                                      (1,230)         (1,202)         (1,391)
                                                        -----------     -----------     -----------
Net cash used in financing activities                       (33,763)        (35,235)        (90,986)
                                                        -----------     -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (2,536)         (6,448)          6,087
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             13,249          19,697          13,610
                                                        -----------     -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    10,713     $    13,249     $    19,697
                                                        ===========     ===========     ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                $    42,679     $    41,741     $    50,472
                                                        ===========     ===========     ===========
    Income taxes                                        $    46,846     $    54,654     $    57,070
                                                        ===========     ===========     ===========

See notes to consolidated financial statements.















































                        IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                      Statements of Consolidated Preferred Stock and
                               December 31, 1993 and 1992
- ------------------------------------------------------------------------------------------------------------
                                                                                1993                  1992
- ------------------------------------------------------------------------------------------------------------
                                                                                      (In Thousands)
CUMULATIVE PREFERRED STOCK - IPL (Note 4):
  Non-redeemable - $100 par value, authorized
  2,000,000 shares                                  Call Price at
                                                  December 31, 1993
                                                  -----------------
    4% Series, 100,000 shares                          $118.00              $   10,000            $   10,000
    4.20% Series, 39,000 shares                         103.00                   3,900                 3,900
    4.60% Series, 30,000 shares                         103.00                   3,000                 3,000
    4.80% Series, 50,000 shares                         101.00                   5,000                 5,000
    6% Series, 100,000 shares                           102.00                  10,000                10,000
    8.20% Series, 199,985 shares                        101.00                  19,998                19,998
                                                                            ----------            ----------
     Total cumulative preferred stock                                       $   51,898            $   51,898
                                                                            ==========            ==========
VARIABLE CLASS PREFERRED STOCK - IPL:
  Par value undetermined, authorized
  3,000,000 shares, none issued

LONG-TERM DEBT - IPL (Notes 2 and 5):
  First mortgage bonds:
    4 1/2% Series, due August 1994                                          $    7,500            $    7,500
    5 1/8% Series, due April 1996                                               15,400                15,575
    5 5/8% Series, due May 1997                                                 11,629                11,629
    7 1/8% Series, due May 1998                                                 19,750                19,913
    7.40% Series, due March 2002                                                33,200                33,579
    7.65% Series, due March 2003                                                25,200                25,489
    6.90% Series, due July 2006                                                     -                 19,650
    8% Series, due October 2006                                                 58,800                58,800
    5.80% Series, due August 2007                                                   -                 25,000
    7 3/8% Series, due August 2007                                              80,000                80,000
    6.60% Series, due September 2008                                                -                 22,200
    9 5/8% Series, due September 2012                                           40,000                40,000
    10 1/4% Series, due November 2013                                               -                 30,000
    10 5/8% Series, due December 2014                                           40,000                40,000
    6.10% Series, due January 2016                                              41,850                    -
    5.40% Series, due August 2017                                               24,650                    -
    9 5/8% Series, due June 2019                                                50,000                50,000
    7.45% Series, due August 2019                                               23,500                23,500
    5.50% Series, due October 2023                                              30,000                    -
    Unamortized premium (discount) - net                                          (490)                 (488)
                                                                            ----------            ----------
      Total first mortgage bonds                                               500,989               502,347
  Long-term note, due August 2021                                               40,000                40,000
  Current maturities and sinking fund requirements                              (8,729)               (1,706)
                                                                            ----------            ----------
      Total long-term debt - IPL                                               532,260               540,641



LONG-TERM DEBT - ENERGY RESOURCES (Note 5):
   7.25% long-term note, due December 2011                                       9,500                 9,500
                                                                            ----------            ----------
     Total long-term debt                                                   $  541,760            $  550,141
                                                                            ==========            ==========


See notes to consolidated financial statements






















































                             IPALCO ENTERPRISES, INC. and SUBSIDIARIES

                      Statements of Consolidated Common Shareholders' Equity
                       For the Years Ended December 31, 1993, 1992 and 1991
- -----------------------------------------------------------------------------------------------------------------
                                                                      Premium on 4%
                                                Common Stock           Cumulative       Retained
                                             Shares      Amount      Preferred Stock    Earnings        Total
- -----------------------------------------------------------------------------------------------------------------
                                                                     (In Thousands)

Balance at January 1, 1991                   37,549    $  375,261      $  1,363      $   361,757     $  738,381
  Net income                                                                             101,998        101,998
  Cash dividends declared ($1.88 per share)                                              (70,592)       (70,592)
                                             ------    ----------      --------      -----------     ----------
Balance at December 31, 1991                 37,549       375,261         1,363          393,163        769,787
  Net income                                                                              88,342         88,342
  Cash dividends declared ($1.96 per share)                                              (73,691)       (73,691)
  Exercise of stock options                     114         3,301                                         3,301
                                             ------    ----------      --------      -----------     ----------
Balance at December 31, 1992                 37,663       378,562         1,363          407,814        787,739
  Net income                                                                              75,422         75,422
  Cash dividends declared ($2.04 per share)                                              (76,848)       (76,848)
  Exercise of stock options                      30           898                                           898
                                             ------    ----------      --------      -----------     ----------
Balance at December 31, 1993                 37,693    $  379,460      $  1,363      $   406,388     $  787,211
                                             ======    ==========      ========      ===========     ==========


See notes to consolidated financial statements.




























                IPALCO ENTERPRISES, INC. and SUBSIDIARIES

                Notes to Consolidated Financial Statements
           For the Years Ended December 31, 1993, 1992 and 1991


 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation--IPALCO Enterprises, Inc. (IPALCO) owns all of the outstanding common stock of its subsidiaries (collectively referred to as Enterprises). The consolidated financial statements include the accounts of IPALCO, its utility subsidiary, Indianapolis Power & Light Company (IPL) and its unregulated subsidiary, Mid-America Capital Resources, Inc. (Mid-America). Mid-America conducts its businesses through various wholly owned subsidiaries, including Mid-America Energy Resources, Inc. (Energy Resources), and one 70 percent owned subsidiary.

     The operating components of all subsidiaries other than IPL are included under the captions OTHER INCOME AND (DEDUCTIONS), "Other-net" and "Income Taxes-net" in the Statements of Consolidated Income. Revenues from these operations were not significant. All significant intercompany items have been eliminated in consolidation.

     System of Accounts--The accounts of IPL are maintained in accordance with the system of accounts prescribed by the Indiana Utility Regulatory Commission (IURC), which system substantially conforms to that prescribed by the Federal Energy Regulatory Commission.

     Revenues--Utility operating revenues are recorded as billed to customers on a monthly cycle billing basis. Revenue is not accrued for energy delivered but unbilled at the end of the year. A fuel adjustment charge provision, which is established after public hearing, is applicable to substantially all the rate schedules of IPL, and permits the billing or crediting of fuel costs above or below the levels included in such rate schedules.

     Under current IURC practice, future fuel adjustment revenues may be temporarily reduced should actual operating expenses be less than or income levels be above amounts authorized by the IURC.

     Authorized Annual Operating Income--In an IURC order dated May 6, 1992, IPL's maximum authorized annual electric operating income, for purposes of quarterly earnings tests, was established at approximately $147 million through July 31, 1992, declining ratably to approximately $144 million at July 31, 1993. This level will be maintained until IPL's next general electric rate order. Additionally, through the date of IPL's next general electric rate order, IPL is required to file upward and downward adjustments in fuel cost credits and charges on a quarterly basis.

     As provided in an order dated December 21, 1992, IPL's authorized annual steam net operating income is $6.2 million, plus any cumulative annual underearnings occurring during the five-year period subsequent to the implementation of the new rate tariffs.

     Deferred Fuel Expense--Fuel costs recoverable in subsequent periods under the fuel adjustment charge provision are deferred.

     Allowance For Funds Used During Construction (AFUDC)--In accordance with the prescribed uniform system of accounts, IPL capitalizes an allowance for the net cost of funds (interest on borrowed and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pre-tax composite rates of 8.0%, 9.5% and 9.6% during 1993, 1992 and 1991, respectively.

     Utility Plant and Depreciation--Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items which are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts plus removal costs, less salvage, are charged to accumulated depreciation. AFUDC is capitalized and depreciated over the life of the related facility. Depreciation was computed by the straight-line method based on the functional rates and averaged 3.4% during each of the years 1993, 1992 and 1991.

     Statements of Cash Flows - Cash Equivalents--Enterprises considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

     Marketable Securities--Securities with original maturities of over 90 days are classified as marketable securities and are carried at the lower of aggregate cost or market, determined at the balance sheet date.

     Financial Investments--Financial investments represent investments in limited partnerships and managed asset funds which are actively managed stock and bond funds which value their investments at market. Enterprises accounts for these investments on the equity method.

     Unamortized Deferred Return - Rate Phase-in Plan--IPL deferred the pre-tax debt and equity costs relating to its investment in plant which did not earn a cash return during the first year of a two-year, two-step retail electric rate phase-in plan authorized August 6, 1986. This deferred return and the related income taxes were amortized to cost of service over a five-year period commencing with the August 8, 1987 implementation of the second step of the phase-in plan. The deferred return was fully amortized in August, 1992.

     Unamortized Petersburg Unit 4 Carrying Charges--IPL has deferred certain post in-service date carrying charges of its investment in Petersburg Unit 4 (Unit 4). These carrying charges include both AFUDC on and depreciation of Unit 4 costs from the April 28, 1986 in-service date through the August 6, 1986 IURC rate order date in which IPL's investment in Unit 4 was included in rate base. Subsequent to April 28, 1986, IPL has capitalized interest on these deferred carrying charges. In addition, IPL has capitalized $7.0 million of additional allowance for earnings on shareholders' investment for rate-making purposes but not for financial reporting purposes. As provided in the rate order, the total amount of deferred carrying charges will be included in IPL's next general electric rate case.

     Unamortized Redemption Premiums and Expenses on Debt and Preferred Stock--In accordance with regulatory treatment, IPL defers non-sinking fund debt redemption premiums and expenses, and amortizes such costs over the life of the original debt or, in the case of preferred stock redemption premiums, over twenty years.

     Other Regulatory Assets--At December 31, 1993 and 1992, IPL has deferred certain costs and expenses which are recoverable in future rates as follows:

                                               1993          1992
- -------------------------------------------------------------------
                                                 (In Thousands)
Postretirement benefit costs in excess of
   cash payments and amounts capitalized      $ 12,893    $     -
SFAS 109                                        15,091          -
Other                                            4,970      1,811
                                              --------    -------
      Total                                   $ 32,954    $ 1,811
                                              --------    -------


     Income Taxes--Deferred taxes are provided for all significant timing differences between book and taxable income. Such differences include the use of accelerated depreciation methods for tax purposes, the use of different book and tax depreciable lives, rates and in-service dates, and the accelerated tax amortization of pollution control facilities.

     Investment tax credits which reduced Federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment.

     Effective January 1, 1993, Enterprises adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," on a prospective basis. This statement requires the current recognition of income tax expense for (a) the amount of income taxes payable or refundable for the current year, and (b) for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in Enterprises' financial statements or income tax returns. The effects of income taxes are measured based on enacted laws and rates. Substantially all of the adjustments required by SFAS 109 were recorded to deferred tax balance sheet accounts, with the offsetting adjustments to regulatory assets and liabilities. The adoption of this standard did not have a material impact on Enterprises' cash flows or results of operations due to the effect of rate regulation.

     Employee Benefit Plans--Substantially all employees of IPALCO and IPL and certain management employees of Mid-America are covered by a non-contributory, defined benefit pension plan which is funded through two trusts. Additionally, a select group of management employees of IPALCO, IPL and Mid-America are covered under a funded supplemental retirement plan. Collectively, these two plans are referred to as Plans. Benefits are based on each individual employee's years of service and compensation. IPL's funding policy is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount which can be deducted for Federal income tax purposes.

     IPL also sponsors the Employees' Thrift Plan of Indianapolis Power & Light Company (Thrift Plan), a defined contribution plan covering substantially all employees of IPALCO and IPL and certain management employees of Mid-America. Employees elect to make contributions to the plan based on a percentage of their annual base compensation. IPL matches each employee's contributions in amounts up to, but not exceeding four percent of the employee's annual base compensation.

     Substantially all non-management employees of Energy Resources and its subsidiaries are covered by a contributory 401(k) plan.

     Reclassification--Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

 2.  UTILITY PLANT IN SERVICE

     The original cost of utility plant in service at December 31, segregated by functional classifications, follows:

                                            1993          1992
- ------------------------------------------------------------------
                                              (In Thousands)
Production                              $1,387,239     $1,351,207
Transmission                               218,369        210,699
Distribution:
  Electric                                 551,217        528,233
  Steam                                     42,205         40,092
General                                    101,652         94,786
                                        ----------     ----------
     Total utility plant in service     $2,300,682     $2,225,017
                                        ==========     ==========

     Substantially all of IPL's property is subject to the lien of the indentures securing IPL's First Mortgage Bonds.

 3.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The estimated fair value amounts have been determined by Enterprises, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Enterprises could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts.

     Cash, cash equivalents, marketable securities and notes payable--The carrying amount approximates fair value due to the short maturity of these instruments.

     Other property - other long-term investments--Mid-America has an investment in the publicly traded common stock of a company which owns and operates radio stations. The fair value of this investment as determined by the market value of its common stock at December 31, 1993, approximates its carrying value of $7.5 million.

     At December 31, 1992, it was not practical to estimate the fair value of this investment because at that time the common stock of the company was not publicly traded.

     Long-term debt, including current maturities and sinking fund requirements--Interest rates that are currently available to IPL and Energy Resources for issuance of debt with similar terms and remaining maturities are used to estimate fair value. At December 31, 1993 and 1992 the consolidated carrying amount of Enterprises' long-term debt, including current maturities and sinking fund requirements, and the approximate fair value are as follows:

                                           1993          1992
         ------------------------------------------------------
                                             (In Thousands)
          Carrying amount                $550,489     $551,847
          Approximate fair value          587,236      577,740


 4.  CAPITAL STOCK

     Common Stock:

     Enterprises has a Shareholder Rights Plan designed to protect Enterprises' shareholders against unsolicited attempts to acquire control of Enterprises that do not offer what the Board believes is a fair and adequate price to all shareholders. The Board declared a dividend of one Right for each share of common stock to shareholders of record on July 11, 1990. The Rights will expire July 11, 2000. At this time, no Rights have been distributed. The Rights are not taxable to shareholders or to Enterprises, and they do not affect reported earnings per share. Under the Shareholder Rights Plan, Enterprises has authorized 40,000,000 shares for issuance.

     Enterprises' Automatic Dividend Reinvestment and Stock Purchase Plan allows common shareholders to purchase shares of common stock by reinvestment of dividends and limited additional cash investments. The plan provides that such shares may be purchased on the open market or directly from Enterprises at the option of Enterprises. Enterprises is authorized to issue 643,038 additional shares as of December 31, 1993 pursuant to this plan.

     Under the Thrift Plan, shares may be purchased either on the open market or, if available, as original issue shares directly from Enterprises.

     Enterprises is authorized to issue 93,161 additional shares of common stock pursuant to the Energy Resources 401(k) plan.

     Enterprises has a stock option plan (1990 Plan) for key employees under which options to acquire shares of common stock and stock appreciation rights covering common shares may be granted. One million shares of common stock have been authorized for issuance under the 1990 Plan. The maximum period for exercising an option may not exceed ten years and one day after grant or ten years for incentive stock options. Upon the first anniversary date after the grant, and each anniversary date thereafter, these options are exercisable in proportion to the number of years expired in a three-year period. At December 31, 1993, there were 43,500 shares available for future grants.

     During 1991, the 1991 Directors' Stock Option Plan (1991 Plan) was established. This plan provides to the non-employee Directors of Enterprises options to acquire shares of common stock. These options are exercisable for the period beginning on the six month anniversary of and ending on the ten year anniversary of the grant date. Under the 1991 Plan, 250,000 shares of common stock have been authorized for issuance and 192,000 are available for future grants.

     A summary of options issued under both plans is as follows:

                                         Range of Option        Number of
                                         Price per Share         Shares
- --------------------------------------------------------------------------
Outstanding, January 1, 1991            $            25.25       395,000
  Granted                                  27.875 - 31.437       594,000
  Canceled                                           25.25        (6,000)
                                                                --------
Outstanding, December 31, 1991             25.25 - 31.4375       483,000
  Granted                                  34.25 - 35.3125        85,000
  Canceled                                          27.875       (10,000)
  Exercised                                 25.25 - 28.125      (114,000)
                                                                --------
Outstanding, December 31, 1992             25.25 - 35.3125       444,000
  Granted                                  38.00 - 38.0625       462,500
  Canceled                                 25.25 - 35.3125        (6,000)
  Exercised                                 25.25 - 28.125       (30,000)
                                                                --------
Outstanding, December 31, 1993             25.25 - 38.0625       870,500
                                                                ========


     The number of shares exercisable at December 31, 1993, 1992 and 1991 were 411,000, 227,000 and 148,000, respectively.

     Restrictions on the payment of cash dividends or other distributions on IPL common stock held by Enterprises and on the purchase or redemption of such shares by IPL are contained in the indentures securing IPL's First Mortgage Bonds. All of IPL's retained earnings at December 31, 1993, were free of such restrictions. There are no other restrictions on the retained earnings of Enterprises.

     Cumulative Preferred Stock:

     Preferred stock shareholders are entitled to two votes per share, and if four full quarterly dividends are in default, they are entitled to elect the smallest number of Directors to constitute a majority.

 5.  LONG-TERM DEBT

     The 9 5/8% Series due 2012, 10 5/8% Series due 2014, 6.10% Series due 2016, 5.40% Series due 2017, and 5.50% Series due 2023 were each issued to the City of Petersburg, Indiana (City) by IPL to secure the loan of proceeds received from a like amount of tax-exempt Pollution Control Revenue Bonds issued by the City for the purpose of financing pollution control facilities at IPL's Petersburg Generating Station.

     On August 6, 1992, IPL issued $80 million of First Mortgage Bonds,
7 3/8% Series, due 2007. The net proceeds from this issue were used to redeem on September 1, 1992, IPL's First Mortgage Bonds, 9.3% Series, due 2006 and 9 1/2% Series, due 2016, at the prices of $104.17 and $107.13, respectively, plus accrued interest.

     On April 13, 1993, IPL issued a First Mortgage Bond, 6.10% Series, due 2016, in the principal amount of $41.85 million, in connection with the issuance of the same amount of Pollution Control Refunding Revenue Bonds by the City of Petersburg, Indiana. The net proceeds, along with other IPL funds were used to redeem on June 1, 1993, IPL's $19.65 million First Mortgage Bonds, 6.90% Series, due 2006, and IPL's $22.2 million First Mortgage Bonds, 6.60% Series, due 2008, at the prices of $100 and $101, respectively, plus accrued interest.

     On October 14, 1993, IPL issued a First Mortgage Bond, 5.40% Series, due 2017, in the principal amount of $24.65 million, in connection with the issuance of the same amount of Pollution Control Refunding Revenue Bonds by the City of Petersburg, Indiana. The net proceeds, along with other IPL funds, were used to redeem on November 15, 1993, IPL's $24.65 million First Mortgage Bonds, 5.80% Series, due 2007, at the price of $100 plus accrued interest.

     Also, on October 14, 1993, IPL issued a First Mortgage Bond, 5.50% Series, due 2023, in the principal amount of $30.0 million, in connection with the issuance of the same amount of Pollution Control Refunding Revenue Bonds by the City of Petersburg, Indiana. The net proceeds, along with other IPL funds, were used to redeem on November 15, 1993, IPL's
$30.0 million First Mortgage Bonds, 10 1/4% Series, due 2013, at the price of $103 plus accrued interest.

     IPL has a 30-year unsecured promissory note which was issued to the City of Petersburg, Indiana, in connection with the issuance of $40 million of Pollution Control Refunding Revenue Bonds, due 2021, by the City of Petersburg. This note and the related bonds provide for a floating interest rate that approximates tax-exempt Commercial Paper Rates. The average interest rate on this note was 2.40% for 1993 and 3.00% for 1992. At the option of IPL, the bonds can be converted to First Mortgage Bonds which would bear interest at a fixed rate.

     Energy Resources has a 20-year unsecured note which was issued to the City of Indianapolis, Indiana, in connection with the issuance of $9.5 million of 7.25% Exempt Facility Revenue Bonds, due 2011, by the City of Indianapolis. The net proceeds were used to finance costs incurred during the construction of the district cooling system in near downtown Indianapolis.

     Maturities and sinking fund requirements on long-term debt for the five years subsequent to December 31, 1993, are as follows:










                                               Net Sinking Fund
                                Maturities       Requirements       Total
- --------------------------------------------------------------------------
                                                (In Thousands)
  1994                           $ 7,500            $1,229        $ 8,729
  1995                                 -             1,300          1,300
  1996                            15,000             1,100         16,100
  1997                            11,250               950         12,200
  1998                            18,750               700         19,450


 6.  LINES OF CREDIT

     IPL has lines of credit with banks of $100 million at December 31, 1993, to provide loans for interim financing. These lines of credit, based on separate formal and informal agreements, have expiration dates ranging from January 31, 1994 to November 30, 1994, and require the payment of commitment fees. At December 31, 1993, these credit lines were unused. Lines of credit supporting commercial paper were $90 million at December 31, 1993.

     Mid-America also has a line of credit of $2 million, which was unused at December 31, 1993. The line of credit requires the payment of a commitment fee and expires January 31, 1994.

 7.  INCOME TAXES

     Federal and State income taxes charged to income are as follows:

                                                          1993       1992       1991
- ---------------------------------------------------------------------------------------
                                                                (In Thousands)
Utility Operating Expenses:
  Current income taxes:
    Federal                                             $52,321    $48,504    $52,324
    State                                                 7,761      7,500      8,050
                                                        -------    -------    -------
      Total current taxes                                60,082     56,004     60,374
                                                        -------    -------    -------
  Deferred income taxes, net--Federal and State:
    Excess of tax depreciation over book
      depreciation                                        7,109      5,254      5,939
    Early retirement of bonds                               592      1,965      1,415
    Allowance for borrowed funds used during
      construction (net of capitalized interest
      for tax purposes)                                  (1,214)    (1,050)    (1,157)
    Amortization of deferred return - rate
      phase-in plan (debt portion)                            -       (676)    (1,122)
    Unbilled revenues                                    (1,768)       436       (156)
    Accrued pension expense                              (1,865)    (1,965)    (2,100)
    Miscellaneous                                           204       (890)    (1,411)
                                                        -------    -------    -------
Total deferred taxes                                      3,058      3,074      1,408
                                                        -------    -------    -------

  Net amortization of investment credit                  (3,268)    (3,459)    (3,142)
                                                        -------    -------    -------
        Total charge to utility operating expenses       59,872     55,619     58,640
Net credit to other income and deductions               (17,502)    (2,695)    (1,569)
                                                        -------    -------    -------
Total Federal and State income tax provisions           $42,370    $52,924    $57,071
                                                        =======    =======    =======


     The provision for Federal income taxes (including net investment tax credit adjustments) is less than the amount computed by applying the statutory tax rate to pre-tax income. The reasons for the difference, stated as a percentage of pre-tax income, are as follows:

                                                  1993       1992       1991
- ------------------------------------------------------------------------------
Federal statutory tax rate                        35.0%      34.0%      34.0%
Effect of State income taxes                      (1.5)      (2.0)      (1.8)
Amortization of investment tax credits            (2.8)      (2.4)      (2.1)
Preferred dividends of subsidiary                  0.9        0.8        0.7
Other - net                                        0.2        1.3       (0.2)
                                                  ----       ----       ----
  Effective tax rate                              31.8%      31.7%      30.6%
                                                  ====       ====       ====


     The significant items comprising Enterprises' net deferred tax liability recognized in the consolidated balance sheet as of December 31, 1993 are as follows:

- ------------------------------------------------------------------------------
                                                                (In Thousands)
Deferred tax liabilities:
  Relating to utility property                                       $335,824
  Early retirement of bonds                                             7,377
  Other                                                                 1,683
                                                                     --------
      Total deferred tax liabilities                                  344,884
                                                                     --------
Deferred tax assets:
  Unbilled revenue                                                     10,148
  Pension                                                               9,033
  Investment tax credit                                                34,842
  Other                                                                22,012
                                                                     --------
      Total deferred tax assets                                        76,035
                                                                     --------
Net deferred tax liability                                           $268,849
                                                                     ========


 8.  RATE MATTERS

     Steam Rate Order

     By an order dated January 13, 1993, the IURC authorized IPL to increase its steam system rates and charges over a six-year period. Accordingly, IPL implemented new steam tariffs designed to produce estimated additional annual steam operating revenues as follows:

                               Additional          Cumulative
                                 Annual              Annual
               Year            Revenues             Revenues
               ----            ----------          ----------
          January 13, 1993     $1,932,000          $1,932,000
          January 13, 1994      2,051,000           3,983,000
          January 13, 1995      1,552,000           5,535,000
          January 13, 1996      1,625,000           7,160,000
          January 13, 1997      2,384,000           9,544,000
          January 13, 1998        370,000           9,914,000

     Environmental Compliance Plan

     On August 18, 1993, IPL obtained an Order from the IURC approving its Environmental Compliance Plan, together with the costs and expenses associated therewith, which provides for the installation of sulfur dioxide and nitrogen oxide emissions abatement equipment and the installation of continuous emission monitoring systems to meet the requirements of both Phase I and Phase II of the Federal Clean Air Act Amendments of 1990. The order provides for the deferral of net gains and losses resulting from any sale of emission allowances for future amortization to cost of service on a basis to be determined in the next general electric rate proceeding.

     Demand Side Management Program

     IPL obtained an Order from the IURC approving a Stipulation of Settlement Agreement between IPL, the Office of Utility Consumer Counsel, Citizens Action Coalition of Indiana, Inc., an industrial group, the Trustees of Indiana University and the Indiana Alliance for Fair Competition relating to the Company's Demand Side Management Program (DSM). The order provides for the deferral and subsequent recovery in rates of certain approved DSM costs. The order also provides for the recording of a return on deferred costs until recognized in rates.

 9.  EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

     Enterprises' contributions to the Thrift Plan were $3.2 million, $3.1 million and $2.8 million in 1993, 1992 and 1991, respectively.

     Net pension cost including amounts charged to construction is comprised of the following components:





                                                  1993        1992       1991
- --------------------------------------------------------------------------------
                                                         (In Thousands)
Service cost--benefits earned during the period   $ 6,355    $ 5,563    $ 4,890
Interest cost on projected benefit obligation      14,192     13,739     13,036
Actual return on plan assets                      (40,045)   (18,865)   (28,203)
Net amortization and deferral                      25,689      5,366     16,318
                                                  -------    -------    -------
Net periodic pension cost                         $ 6,191    $ 5,803    $ 6,041
                                                  =======    =======    =======

     A summary of the Plans' funding status, and the amount recognized in the consolidated balance sheets at December 31, 1993 and 1992, follows:

                                                         1993       1992
- -----------------------------------------------------------------------------
                                                          (In Thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                          $(128,449)   $(112,823)
  Non-vested benefit obligation                        (28,532)     (24,389)
                                                     ---------    ---------
  Accumulated benefit obligation                     $(156,981)   $(137,212)
                                                     =========    =========

Projected benefit obligation                         $(224,037)   $(193,653)
Plan assets at fair value                              218,312      185,752
                                                     ---------    ---------
Funded status--plan assets less than projected
  benefit obligation                                    (5,725)      (7,901)
Unrecognized net gain from past experience different
  from that assumed                                    (22,922)     (14,909)
Unrecognized past service costs                         22,932       23,219
Unrecognized net asset at January 1, 1987 being
  amortized over 18.9 years                            (16,825)     (18,238)
                                                     ---------    ---------
Net accrued pension costs included in current
  liabilities at December 31                         $ (22,540)   $ (17,829)
                                                     =========    =========


     As of the October 31, 1993 valuation date, approximately 10.5% of the Plans' assets were in equity securities, with the remainder in fixed income securities.

     Enterprises also provides certain postretirement health care and life insurance benefits for employees, other than Mid-America's subsidiaries' employees, who retire from active service on or after attaining age 55 and have rendered at least 10 years of service. On January 1, 1993, Enterprises adopted the provisions of SFAS No. 106 -- Employers' Accounting for Postretirement Benefits Other than Pensions (SFAS 106). Generally, SFAS 106 requires the use of an accrual basis accounting method for determining annual costs of postretirement benefits. The January 1, 1993 transition obligation of $122.8 million is being amortized over a 20 year period. Prior to 1993, the cost of such benefits was recognized when incurred and amounted to $3.5 million and $2.8 million in 1992 and 1991, respectively.

     Net postretirement benefit cost, including amounts charged to construction for 1993 is comprised of the following components:

- ------------------------------------------------------------------------------
                                                                (In Thousands)
Service cost -- benefits earned during the period                 $  4,859
Interest cost on accumulated postretirement benefit obligation      10,838
Actual return on plan assets                                          (297)
Net amortization and deferral                                        5,759
                                                                  --------
Net periodic postretirement benefit cost                          $ 21,159
                                                                  ========


     A summary of the retiree health care and life insurance plan's funding status, and the amount recognized in the consolidated balance sheet at December 31, 1993 follows:

- -----------------------------------------------------------------------------------
                                                                     (In Thousands)
Actuarial present value of accumulated postretirement
  benefit obligation:
    Retirees                                                            $ (60,110)
    Fully eligible active plan participants                               (21,344)
    Other active plan participants                                        (74,453)
                                                                        ---------
     Total                                                               (155,907)
Plan assets at fair value                                                  10,135
                                                                        ---------
Funded status--accumulated postretirement benefit obligation in excess
    of plan assets                                                       (145,772)
Unrecognized net gain from past experience different from that assumed     11,216
Unrecognized net obligation at January 1, 1993 being amortized over
    20 years                                                              116,716
                                                                        ---------
Net accrued postretirement benefit cost included in deferred
    liabilities at December 31                                          $ (17,840)
                                                                        =========

     Enterprises is expensing its non-construction related SFAS 106 costs associated with its unregulated and steam businesses. The SFAS 106 costs, net of amounts paid and capitalized for construction, associated with IPL's electric business are being deferred as a regulatory asset on the consolidated balance sheet, as authorized by an order of the IURC on December 30, 1992, which provided for deferral of SFAS 106 costs in excess of such costs determined on a cash basis. A request for recovery in rates of these costs will be included in IPL's next general electric rate petition.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 12.6% for 1994, gradually declining to 5.0% in 2003. A one-percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $24.4 million and the combined service cost and interest cost for 1993 by approximately $3.4 million.

     Plan assets consist of the cash surrender value of life insurance policies on certain retired IPL employees.

     Assumptions used in determining the accumulated benefit obligation for the pension plans for 1993, 1992 and 1991 and for the accumulated postretirement benefit obligation for 1993 were:

                                                  1993       1992       1991
- ------------------------------------------------------------------------------
Discount rate - pension plans                     7.0%       7.5%       8.0%
Discount rate - postretirement benefits           7.0%         -          -
Rate of increase in future compensation levels    6.1%       6.1%       6.1%
Expected long-term rate of return on assets       8.0%       8.0%       8.0%

10.  COMMITMENTS AND CONTINGENCIES

     In 1994, Enterprises anticipates the cost of its subsidiaries' construction programs to be approximately $247 million.

     IPL will comply with the provisions of "The Clean Air Act Amendments of 1990" (the Act) through the installation of SO2 scrubbers and NOx facilities. The cost of complying with the Act from 1994 through 1997, including AFUDC, is estimated to be approximately $207 million, of which $80 million is anticipated in 1994. During 1993, expenditures for compliance with the Act were $13.7 million.

     IPL has a five-year firm power purchase agreement with Indiana Michigan Power Company (IMP) for 100 megawatts (MW) of capacity effective April 1992, with the purchase of an additional 100 MW (for a total of 200
MW) beginning in April 1993. The agreement provides for monthly capacity payments by IPL of $.6 million from April 1992 through March 1993, increasing to a monthly amount of $1.2 million which began in April 1993 and continues through March 31, 1997. The agreement further provides that IPL can elect to extend purchases through December 31, 1997, and subsequently through November 30, 1999, with capacity payments of $1.2 million per month and $1.55 million per month, respectively. IPL can terminate the agreement, should the ability to recover future demand charges through rates be disallowed. Capacity payments in 1993 and 1992 under this agreement totaled $12.6 million and $5.4 million, respectively.

     In October 1993, IPL received a Findings of Violation regarding compliance with the thermal limits of the National Pollutant Discharge Elimination System permit for its Petersburg Generating Station. IPL expects to meet with the Environmental Protection Agency in early 1994 to resolve this matter. IPL believes it has met all the requirements of its permit, but if IPL's position is found erroneous, IPL could be subject to fines of up to $25,000 per day of violation.

     Enterprises is involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position and results of operations.

11.  WITHDRAWN TENDER OFFER

     During 1993, IPALCO incurred a one-time charge against earnings of $33.9 million before taxes ($21.1 million net of applicable income taxes), for legal, financial and administrative costs pertaining to IPALCO's effort to acquire PSI Resources, Inc. The charge resulted in a decrease in earnings per share of 56 cents.

12.  QUARTERLY RESULTS (UNAUDITED)

     Operating results for the years ended December 31, 1993 and 1992, by quarter, are as follows (in thousands except per share amounts):

                                                 1993
                            ------------------------------------------------------

                              March 31    June 30    September 30    December 31
Utility operating revenues    $169,042    $153,127     $183,264       $158,870
Utility operating income        40,068      27,354       44,520         30,426
Net income                      29,868      16,520       10,987         18,047
Earnings per share of
  common stock                $    .79    $    .44     $    .29       $    .48


                                                 1992
                            ------------------------------------------------------

                              March 31    June 30    September 30    December 31
Utility operating revenues    $159,974    $150,446     $166,153       $156,630
Utility operating income        37,829      25,915       39,262         31,234
Net income                      27,239      13,513       27,615         19,975
Earnings per share of
  common stock                $    .73    $    .36     $    .73       $    .53


     The quarterly figures reflect seasonal and weather-related fluctuations which are normal to IPL's operations. Weather conditions in 1993 reflected near normal conditions, while weather conditions in 1992 were considerably moderate.

     The quarter ended September 30, 1993, includes a $33.9 million expense pertaining to the withdrawn tender offer. The quarter ended June 30, 1992, includes a $3.9 million expense as a result of severe storm damage to IPL's transmission and distribution systems, and a $2.8 million expense in connection with the settlement of disputes regarding fuel adjustment issues.



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.




















































                               PART III


Items 10,
11, 12       IPALCO Enterprises, Inc. will file with the Securities and
and 13       Exchange Commission a definitive proxy statement pursuant
             to Regulation 14A. This document will incorporate by reference the information required by these items, except for the information regarding executive officers which is set forth in Part I, following Item 4 hereof under the heading
             "EXECUTIVE OFFICERS OF THE REGISTRANT."

















































                                PART IV

Item 14 (a).  DOCUMENT LIST

              The Consolidated Financial Statements and Supplemental Schedules under this Item 14(a). 1 and 2 filed in this Form 10-K are those of IPALCO Enterprises, Inc. and subsidiaries.

              1.  Consolidated Financial Statements

                  Included in Part II of this report:

                     Independent Auditors' Report

                     Statements of Consolidated Cash Flows
                       for the Years Ended December 31, 1993,
                       1992 and 1991

                     Statements of Consolidated Income for the Years Ended
                       December 31, 1993, 1992 and 1991

                     Consolidated Balance Sheets, December 31, 1993 and 1992

                     Statements of Consolidated Preferred Stock and
                       Long-Term Debt, December 31, 1993 and 1992

                     Statements of Consolidated Common Shareholders' Equity
                       for the Years Ended December 31, 1993, 1992 and 1991

                     Notes to Consolidated Financial Statements

              2.  Supplementary Data and Consolidated Financial Statement
                  Schedules

                  Included in Part IV of this report:

                     For each of the years ended December 31, 1993, 1992
                     and 1991

                       Schedule V    - Utility Property, Plant and Equipment
                       Schedule VI   - Accumulated Depreciation of Utility
                                           Property, Plant and Equipment
                       Schedule V    - Nonutility Property, Plant and
                                           Equipment
                       Schedule VI   - Accumulated Depreciation of Nonutility
                                           Property, Plant and Equipment
                       Schedule IX   - Short-Term Borrowings
                       Schedule X    - Supplemental Consolidated Income
                                           Statement Information


                  The schedules, other than those listed above, are omitted because of the absence of the conditions under which they are required or because the information is furnished in the consolidated financial statements or notes thereto.





          3. Exhibits Required by Securities and Exchange Commission Regulation S-K

                  Copies of the documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof and have heretofore been classified as basic documents under Rule 24(b) of the SEC Rules of Practice.

               (3)  Articles of Incorporation and By-Laws

               * --Copy of Amended Articles of Incorporation of Enterprises
                   dated April 16, 1986 and Articles of Amendment dated April 18, 1990. (Form 10-K for year ended 12-31-90.)

               * --Copy of By-Laws of Enterprises as amended August 23,
                   1993.  (Form 10-Q for quarter ended September 30, 1993.)

             (10)  Material Contracts

               * --Certificate of the Resolution establishing the Unfunded
                   Deferred Compensation Plan for Enterprises' Directors dated December 27, 1983. (Form 10-K for year ended 12-31-83.)

               * --Copy of the Resolution amending the Unfunded Deferred
                   Compensation Plan for Enterprises' Directors effective January 1, 1992. (Form 10-K for year ended 12-31-92.)

                 --Copy of the Resolution amending the Unfunded Deferred
                   Compensation Plan for Enterprises' Directors effective January 1, 1994.

                 --Copy of the Resolution adopting the Unfunded Deferred
                   Compensation Plan for Enterprises' Officers effective January 1, 1994.

                 --Directors' and Officers' Liability Insurance Policy No.
                   DO392B1A93 effective June 30, 1993, to June 1, 1994.

               * --IPALCO Enterprises, Inc. Benefit Protection Fund and
                   Trust Agreement effective November 1, 1988. (Form 10-K for year ended 12-31-88.)

                 --Exhibit A to IPALCO Enterprises, Inc. Benefit Protection
                   Fund and Trust Agreement dated February 23, 1993.

               * --IPALCO Enterprises, Inc. Annual Incentive Plan and
                   Administrative Guidelines effective January 1, 1990. (Form 10-K for year ended 12-31-89.)

               * --IPALCO Enterprises, Inc. 1990 Long-Term Performance
                   Incentive Plan and Administrative Guidelines effective January 1, 1990. (Form 10-K for year ended 12-31-89.)






             Exhibits Required by Securities and Exchange Commission Regulation S-K (Continued)

               * --Copy of First Amendment to the IPALCO Enterprises, Inc.
                   1990 Long-Term Performance Incentive Plan and Revised Administrative Guidelines, effective January 1, 1992. (Form 10-K for year ended 12-31-92.)

             (21)  Other Documents or Statements to Security Holders

                 --Form 10-K of Indianapolis Power & Light Company for the
                   year ended December 31, 1993, and all documents listed at
                   Item 14 (a) 3 thereof.

             (23)  Consents of Experts and Counsel

                 --Independent Auditors' Consent

             (99)  Additional Exhibits

               * --Agreement dated as of October 27, 1993, by and among
                   IPALCO Enterprises, Inc., Indianapolis Power & Light Company, PSI Resources, Inc., PSI Energy, Inc., The Cincinnati Gas & Electric Company, CINergy Corp., James
                   E. Rogers, John R. Hodowal and Ramon L. Humke. (Form 10-Q for quarter ended September 30, 1993.)


































Item 14 (b).  REPORTS ON FORM 8-K

              A report on Form 8-K, dated October 26, 1993, reporting Item 5, "Other Events", and Item 7, "Exhibits", with respect to a settlement agreement with PSI Resources, Inc. and Cincinnati Gas & Electric Company, and the release of third quarter earnings.





















































                                       IPALCO ENTERPRISES, INC.                                   SCHEDULE V

                                Utility Property, Plant and Equipment
                        For the Years Ended December 31, 1993, 1992 and 1991
                                            (In Thousands)
                COLUMN A                   COLUMN B      COLUMN C       COLUMN D       COLUMN E       COLUMN F
                                          BALANCE AT                                     OTHER       BALANCE AT
                                          BEGINNING      ADDITIONS     RETIREMENTS     CHANGES-       CLOSE OF
             CLASSIFICATION               OF PERIOD       AT COST       OR SALES       NOTE <Fa>       PERIOD
YEAR ENDED DECEMBER 31, 1993:
  Utility plant:
    Electric plant:
      Production                         $1,286,423     $  37,381     $     6,400     $       3     $1,317,407
      Transmission                          210,699         8,515             992           147        218,369
      Distribution                          528,233        28,750           5,331          (435)       551,217
      General                                94,786         8,627           1,761             -        101,652
      Intangible                             10,312         3,259               -             -         13,571
                                          ----------     ---------     -----------     ---------     ----------
        Total electric plant in service   2,130,453        86,532          14,484          (285)     2,202,216
    Common plant - production                54,472         1,826              37             -         56,261
    Steam plant - distribution               40,092         2,984             871             -         42,205
                                          ----------     ---------     -----------     ---------     ----------
        Total utility plant in service    2,225,017        91,342          15,392          (285)     2,300,682
    Construction in progress                110,506        57,974<Fb>           -             -        168,480
    Property held for future use             15,760             -               -             3         15,763
                                          ----------     ---------     -----------     ---------     ----------
        Total utility plant              $2,351,283     $ 149,316     $    15,392     $    (282)    $2,484,925
                                          ==========     =========     ===========     =========     ==========
YEAR ENDED DECEMBER 31, 1992:
  Utility plant:
    Electric plant:
      Production                         $1,265,568     $  21,788     $       984     $      51     $1,286,423
      Transmission                          205,234         6,643             962          (216)       210,699
      Distribution                          499,503        32,230           3,169          (331)       528,233
      General                                86,522         9,150           1,327           441         94,786
      Intangible                              6,552         3,760               -             -         10,312
                                          ----------     ---------     -----------     ---------     ----------
        Total electric plant in service   2,063,379        73,571           6,442           (55)     2,130,453
    Common plant - production                50,454         5,370           1,354             2         54,472
    Steam plant - distribution               30,493        10,763           1,125           (39)        40,092
                                          ----------     ---------     -----------     ---------     ----------
        Total utility plant in service    2,144,326        89,704           8,921           (92)     2,225,017
    Construction in progress                 84,959        25,547<Fb>           -             -        110,506
    Property held for future use             15,748            13               1             -         15,760
                                          ----------     ---------     -----------     ---------     ----------
        Total utility plant              $2,245,033     $ 115,264     $     8,922     $     (92)    $2,351,283
                                          ==========     =========     ===========     =========     ==========
YEAR ENDED DECEMBER 31, 1991:
  Utility plant:
    Electric plant:
      Production                         $1,254,793     $  16,162     $     5,812     $     425     $1,265,568
      Transmission                          200,438         7,108           1,860          (452)       205,234
      Distribution                          477,007        26,389           3,921            28        499,503
      General                                78,948        12,520           4,946             -         86,522
      Intangible                              5,452         1,100               -             -          6,552
                                          ----------     ---------     -----------     ---------     ----------
        Total electric plant in service   2,016,638        63,279          16,539             1      2,063,379
    Common plant - production                48,627         2,024             468           271         50,454
    Steam plant - distribution               29,217         2,533             986          (271)        30,493
                                          ----------     ---------     -----------     ---------     ----------
        Total utility plant in service    2,094,482        67,836          17,993             1      2,144,326
    Construction in progress                 56,534        28,425<Fb>           -             -         84,959
    Property held for future use             15,749             -               -            (1)        15,748
                                          ----------     ---------     -----------     ---------     ----------
        Total utility plant              $2,166,765     $  96,261     $    17,993     $       -     $2,245,033
                                          ==========     =========     ===========     =========     ==========


<Fa>  Reclassifications of items during the year between utility plant and other property groups.
<Fb>  Represents the net change in unfinished construction.


See Notes to Consolidated Financial Statements for methods and rates of depreciation.










































                                  IPALCO ENTERPRISES, INC.                                                 SCHEDULE VI

             Accumulated Depreciation of Utility Property, Plant and Equipment
                  For the Years Ended December 31, 1993, 1992 and 1991
                                      (In Thousands)
            COLUMN A               COLUMN B    COLUMN C    COLUMN D              COLUMN E                COLUMN F
                                                                        _______OTHER CHARGES_______
                                  BALANCE AT  ADDITIONS    PROPERTY                          (DEDUCT)   BALANCE AT
                                  BEGINNING   CHARGED TO   RETIRED      _______ADD_______    REMOVAL     CLOSE OF
           DESCRIPTION            OF PERIOD   EXPENSE(b)   OR SOLD      SALVAGE    OTHER      COSTS       PERIOD
YEAR ENDED DECEMBER 31, 1993:
  Depreciation utility plant:
    Electric plant:
      Production                 $  433,705  $   37,253  $   6,400     $   115  $       -   $ (3,540)  $  461,133
      Transmission                   84,676       5,115        978         222          9       (421)      88,623
      Distribution                  248,477      27,320      5,313       2,220         (9)    (3,898)     268,797
      General                        17,560       3,940      1,761         226         83        138       20,186
      Intangible                      2,936       1,653          -           -          -          -        4,589
                                  ----------  ----------   --------     -------  ---------   --------   ----------
        Total depreciation of
          electric plant            787,354      75,281     14,452       2,783         83     (7,721)     843,328
      Common plant - production      24,215       1,489         37           -          -        (73)      25,594
      Steam plant - distribution      6,750       1,602        871           -        (83)      (267)       7,131
                                  ----------  ----------   --------     -------  ---------   --------   ----------
        Total depreciation of
          utility plant          $  818,319  $   78,372  $  15,360<Fa> $ 2,783  $       -   $ (8,061)  $  876,053
                                  ==========  ==========   ========     =======  =========   ========   ==========
YEAR ENDED DECEMBER 31, 1992:
  Depreciation utility plant:
    Electric plant:
      Production                 $  401,888  $   36,506  $     985     $     5  $       8   $ (3,717)  $  433,705
      Transmission                   80,241       4,961        961         104         15        316       84,676
      Distribution                  226,402      26,051      3,119       1,088        (55)    (1,890)     248,477
      General                        14,356       3,628      1,327         389        (28)       542       17,560
      Intangible                      1,985         951          -           -          -          -        2,936
                                  ----------  ----------   --------     -------  ---------   --------   ----------
        Total depreciation of
          electric plant            724,872      72,097      6,392       1,586        (60)    (4,749)     787,354
      Common plant - production      24,624       1,389      1,353          24          3       (472)      24,215
      Steam plant - distribution      6,597       1,343      1,125           1         57       (123)       6,750
                                  ----------  ----------   --------     -------  ---------   --------   ----------
        Total depreciation of
          utility plant          $  756,093  $   74,829  $   8,870<Fa> $ 1,611  $       -   $ (5,344)  $  818,319
                                  ==========  ==========   ========     =======  =========   ========   ==========
YEAR ENDED DECEMBER 31, 1991:
  Depreciation utility plant:
    Electric plant:
      Production                 $  373,299  $   36,091  $   5,812     $    12  $      63   $ (1,765)  $  401,888
      Transmission                   76,057       4,875      1,860       1,525        (64)      (292)      80,241
      Distribution                  207,009      24,773      3,921       1,160          1     (2,620)     226,402
      General                        15,432       3,364      4,946         522          -        (16)      14,356
      Intangible                      1,195         790          -           -          -          -        1,985
                                  ----------  ----------   --------     -------  ---------   --------   ----------
        Total depreciation of
          electric plant            672,992      69,893     16,539       3,219          -     (4,693)     724,872
      Common plant - production      23,676       1,327        468         182          8       (101)      24,624
      Steam plant - distribution      6,475       1,124        986         316         (8)      (324)       6,597
                                  ----------  ----------   --------     -------  ---------   --------   ----------
        Total depreciation of
          utility plant          $  703,143  $   72,344  $  17,993<Fa> $ 3,717  $       -   $ (5,118)  $  756,093
                                  ==========  ==========   ========     =======  =========   ========   ==========

                                                 1993        1992        1991

<Fa> Retirements, per Schedule V              $   15,392  $   8,922     $17,993
     Charged to other accounts                        32         52           -
                                               ----------   --------     -------
     Retirements, per above                   $   15,360  $   8,870     $17,993

<Fb> See Notes to Consolidated Financial Statements for methods and rates of depreciation.













































                                   IPALCO ENTERPRISES, INC.                           SCHEDULE V

                            Nonutility Property, Plant and Equipment
                      For the Years Ended December 31, 1993, 1992 and 1991
                                        (In Thousands)
           COLUMN A             COLUMN B       COLUMN C       COLUMN D       COLUMN E       COLUMN F
                               BALANCE AT     ADDITIONS                        OTHER       BALANCE AT
                               BEGINNING       AT COST       RETIREMENTS      CHANGES       CLOSE OF
        CLASSIFICATION         OF PERIOD        <Fb>          OR SALES         <Fa>          PERIOD
YEAR ENDED DECEMBER 31, 1993:

    Nonutility property       $   63,735     $    8,791     $         4     $     282     $    72,804


YEAR ENDED DECEMBER 31, 1992:

    Nonutility property       $   33,809     $   29,843     $         9     $      92     $    63,735


YEAR ENDED DECEMBER 31, 1991:

    Nonutility property       $   12,789     $   21,057     $        37     $       -     $    33,809


<Fa> Reclassification during the year between utility and nonutility property.
<Fb> Includes the net change in unfinished construction.


                                  IPALCO ENTERPRISES, INC.                                   SCHEDULE VI

              Accumulated Depreciation of Nonutility Property, Plant and Equipment
                     For the Years Ended December 31, 1993, 1992 and 1991
                                       (In Thousands)
           COLUMN A             COLUMN B       COLUMN C       COLUMN D       COLUMN E       COLUMN F
                               BALANCE AT     ADDITIONS       PROPERTY                     BALANCE AT
                               BEGINNING      CHARGED TO       RETIRED         OTHER        CLOSE OF
         DESCRIPTION           OF PERIOD       EXPENSE         OR SOLD        CHARGES        PERIOD
YEAR ENDED DECEMBER 31, 1993:

    Nonutility property       $    1,810     $    1,672     $         -     $       -     $     3,482


YEAR ENDED DECEMBER 31, 1992:

    Nonutility property       $      600     $    1,211     $         -     $      (1)    $     1,810


YEAR ENDED DECEMBER 31, 1991:

    Nonutility property       $       35     $      557     $         -     $       8     $       600

                                 IPALCO ENTERPRISES, INC.                              SCHEDULE IX

                                Short-Term Borrowings <F1>
                   For the Years Ended December 31, 1993, 1992 and 1991

   COLUMN A                     COLUMN B      COLUMN C       COLUMN D          COLUMN E        COLUMN F
                                              Weighted
                                               Average        Maximum           Average        Weighted
  Category of                                 Interest        Amount            Amount          Average
   Aggregate                     Balance       Rate of      Outstanding       Outstanding    Interest Rate
  Short-Term                    At End of     Year-End      During the        During the      During the
  Borrowings                     Period        Balance        Period          Period <F2>     Period <F3>
YEAR ENDED DECEMBER 31, 1993:

  Commercial
    Paper                     $90,000,000       3.37%      $95,000,000      $ 57,000,000         3.20%

  Bank Notes
    Payable                   $     -             -        $13,200,000      $  5,000,000         3.43%


YEAR ENDED DECEMBER 31, 1992:

  Commercial
    Paper                     $40,000,000       3.76%      $41,000,000      $ 23,000,000         3.51%

  Bank Notes
    Payable                   $ 1,700,000       6.00%      $10,000,000      $  5,000,000         3.87%


YEAR ENDED DECEMBER 31, 1991:

  Commercial
    Paper                     $ 1,000,000       4.55%      $37,000,000      $ 14,000,000         6.32%

  Bank Notes
    Payable                   $ 2,000,000       4.38%      $10,000,000      $  3,000,000         6.01%


      <F1> Under provisions of the FERC Docket No. ES92-56-000, authority was granted to IPL in 1992 to issue unsecured promissory notes not to exceed
           $150,000,000 outstanding at any one time and maturing within one year after the date of issue.  Such notes can be in the form of commercial paper (which cannot exceed 25% of IPL's gross operating revenues during the preceding
           12 months) or commercial bank loans.  At December 31, 1993, IPL had available to it $110,000,000 under the terms of this FERC order.  Under the authority granted above, the final maturity date for all notes may not be later than
           December 31, 1994.

      <F2> The average amount outstanding during the period is based on the average daily principal balance outstanding.

      <F3> The weighted average interest rate is determined by dividing interest expense on short-term borrowings during the period by average short-term borrowings.

                                                                 SCHEDULE X
                           IPALCO ENTERPRISES, INC.

              Supplemental Consolidated Income Statement Information
                For the Years Ended December 31, 1993, 1992 and 1991
                                (In Thousands)
                COLUMN A                                 COLUMN B

                  ITEM                         1993       1992       1991

Taxes other than payroll and income taxes:
      Real estate and personal
        property tax                         $15,866    $17,593    $14,931
      State tax on gross receipts              8,338      8,268      8,043




There are no other items requiring disclosure in this schedule, due to the fact that they are either less than 1% of total utility operating revenues or are disclosed in the Statements of Consolidated Income.


































                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IPALCO ENTERPRISES, INC.


                                    By         John R. Hodowal
                                      -----------------------------------
                                       (John R. Hodowal, Chairman of the
                                              Board and President)

Date February 22, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                      Title                  Date
      ---------                      -----                  ----

  (i) Principal Executive Officer:


      /s/ John R. Hodowal      Chairman of the Board    February 22, 1994
     ------------------------       and President
       (John R. Hodowal)


 (ii) Principal Financial Officer:


      /s/ John R. Brehm          Vice President         February 22, 1994
     ------------------------     and Treasurer
       (John R. Brehm)


(iii) Principal Accounting Officer:


      /s/ Stephen J. Plunkett      Controller           February 22, 1994
     ------------------------
       (Stephen J. Plunkett)


 (iv) A majority of the Board of Directors of IPALCO Enterprises, Inc.:


      /s/ Joseph D. Barnette, Jr.    Director           February 22, 1994
     ----------------------------
       (Joseph D. Barnette, Jr.)


      /s/ Robert A. Borns            Director           February 22, 1994
     ----------------------------
       (Robert A. Borns)
                        SIGNATURES (Continued)

      /s/ Mitchell E. Daniels, Jr.   Director           February 22, 1994
     ----------------------------
       (Mitchell E. Daniels, Jr.)


      /s/ Rexford C. Early           Director           February 22, 1994
     ----------------------------
       (Rexford C. Early)


      /s/ Otto N. Frenzel III        Director           February 22, 1994
     ----------------------------
       (Otto N. Frenzel III)


      /s/ Max L. Gibson              Director           February 22, 1994
     ----------------------------
       (Max L. Gibson)


      /s/ Edwin J. Goss              Director           February 22, 1994
     ----------------------------
       (Edwin J. Goss)


      /s/ Dr. Earl B. Herr, Jr.      Director           February 22, 1994
     ----------------------------
       (Dr. Earl B. Herr, Jr.)


      /s/ John R. Hodowal            Director           February 22, 1994
     ----------------------------
       (John R. Hodowal)


      /s/ Ramon L. Humke             Director           February 22, 1994
     ----------------------------
       (Ramon L. Humke)


      /s/ Sam H. Jones               Director           February 22, 1994
     ----------------------------
       (Sam H. Jones)


      /s/ Andre B. Lacy              Director           February 22, 1994
     ----------------------------
       (Andre B. Lacy)


      /s/ L. Ben Lytle               Director           February 22, 1994
     ----------------------------
       (L. Ben Lytle)


      /s/ Michael S. Maurer          Director           February 22, 1994
     ----------------------------
       (Michael S. Maurer)

                        SIGNATURES (Continued)


      /s/ Thomas M. Miller           Director           February 22, 1994
     ----------------------------
       (Thomas M. Miller)


      /s/ Sallie W. Rowland          Director           February 22, 1994
     ----------------------------
       (Sallie W. Rowland)


      /s/ Thomas H. Sams             Director           February 22, 1994
     ----------------------------
       (Thomas H. Sams)


      /s/ Zane G. Todd               Director           February 22, 1994
     ----------------------------
       (Zane G. Todd)