Form 10-Q
period 1994-03-31
IPALCO ENTERPRISES INC
filed 1994-05-12
CIK 728391

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q

                                QUARTERLY REPORT
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarterly period ended March 31, 1994
                               --------------

Commission file number    1-8644
                          ------


                            IPALCO ENTERPRISES, INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

         Indiana                                             35-1575582
(State or other jurisdiction of                         (I. R. S. Employer
incorporation or organization)                          Identification No.)

25 Monument Circle, P. O. Box 1595, Indianapolis, Indiana       46206
         (Address of principal executive offices)             (Zip Code)

                                  317-261-8261
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    X    No
                                                      -------    -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                      Outstanding At March 31, 1994
             -----                      -----------------------------
    Common (Without Par Value)                37,725,966 Shares













                 IPALCO ENTERPRISES, INC. AND SUBSIDIARIES

                                   INDEX



                                                         Page No.
                                                         --------

PART I.   FINANCIAL INFORMATION

     Statements of Consolidated Income -
        Three Months Ended March 31, 1994 and 1993           2

     Consolidated Balance Sheets - March 31, 1994 and
        December 31, 1993                                    3

     Statements of Consolidated Cash Flows -
        Three Months Ended March 31, 1994 and 1993           4

     Notes to Consolidated Financial Statements              5

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations      6-7

PART II.  OTHER INFORMATION                                8-9

                              PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                        IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                            Statements of Consolidated Income
                         (In Thousands Except Per Share Amounts)
                                      (Unaudited)
                                                                Three Months Ended
                                                                     March 31
                                                              1994                1993
                                                         ------------        ------------
UTILITY OPERATING REVENUES:
  Electric                                               $   168,902         $   157,867
  Steam                                                       12,276              11,175
                                                         ------------        ------------
    Total operating revenues                                 181,178             169,042
                                                         ------------        ------------
UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                      44,588              40,547
    Other                                                     26,630              24,763
  Power purchased                                              5,168               3,157
  Purchased steam                                              2,200               2,358
  Maintenance                                                 15,015              13,593
  Depreciation and amortization                               20,221              19,369
  Taxes other than income taxes                                7,987               7,811
  Income taxes - net                                          17,849              17,376
                                                         ------------        ------------
    Total operating expenses                                 139,658             128,974
                                                         ------------        ------------
UTILITY OPERATING INCOME                                      41,520              40,068
                                                         ------------        ------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction            863                 366
  Other - net                                                   (905)                336
  Income taxes - net                                             668                 (25)
                                                         ------------        ------------
    Total other income and (deductions) - net                    626                 677
                                                         ------------        ------------
INCOME BEFORE INTEREST AND OTHER CHARGES                      42,146              40,745
                                                         ------------        ------------
INTEREST AND OTHER CHARGES:
  Interest                                                    12,136              10,822
  Allowance for borrowed funds used during construction       (1,150)               (740)
  Preferred dividend requirements of subsidiary                  795                 795
                                                         ------------        ------------
    Total interest and other charges - net                    11,781              10,877
                                                         ------------        ------------
NET INCOME                                               $    30,365         $    29,868
                                                         ============        ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    37,702              37,664
                                                         ============        ============

EARNINGS PER SHARE OF COMMON STOCK                       $      0.81         $      0.79
                                                         ============        ============

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK             $      0.53         $      0.51
                                                         ============        ============

See notes to consolidated financial statements.


                         IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                Consolidated Balance Sheets
                                      (In Thousands)
                                       (Unaudited)
                                                                  March 31           December 31
                        ASSETS                                      1994                 1993
                        ------                                --------------       --------------

UTILITY PLANT:
  Utility plant in service                                    $   2,322,171        $   2,300,682
  Less accumulated depreciation                                     889,852              876,054
                                                              --------------       --------------
      Utility plant in service - net                              1,432,319            1,424,628
  Construction work in progress                                     170,079              168,480
  Property held for future use                                       15,762               15,763
                                                              --------------       --------------
      Utility plant - net                                         1,618,160            1,608,871
                                                              --------------       --------------
OTHER PROPERTY:
  Nonutility property - at cost, less accumulated depreciation       69,764               69,322
  Other investments                                                   6,717                8,722
                                                              --------------       --------------
      Other property - net                                           76,481               78,044
                                                              --------------       --------------
CURRENT ASSETS:
  Cash and cash equivalents                                          40,519               10,713
  Marketable securities                                              -                        -
  Financial investments                                              10,755               10,088
  Accounts receivable (less allowance for doubtful
   accounts - 1994, $987 and 1993, $672)                             52,533               49,766
  Fuel - at average cost                                             34,148               35,213
  Materials and supplies - at average cost                           56,285               57,567
  Prepayments and other current assets                                5,045                5,557
                                                              --------------       --------------
      Total current assets                                          199,285              168,904
                                                              --------------       --------------
DEFERRED DEBITS:
  Unamortized Petersburg Unit #4 carrying charges                    31,062               30,587
  Unamortized redemption premiums and expenses on
   debt and preferred stock                                          28,233               25,674
  Other regulatory assets                                            36,077               32,954
  Miscellaneous                                                      20,590               20,989
                                                              --------------       --------------
      Total deferred debits                                         115,962              110,204
                                                              --------------       --------------
              TOTAL                                           $   2,009,888        $   1,966,023
                                                              ==============       ==============




            CAPITALIZATION AND LIABILITIES
            ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                              $     380,396        $     379,460
    Premium on 4% cumulative preferred stock                          1,363                1,363
    Retained earnings                                               415,507              406,388
                                                              --------------       --------------
      Total common shareholders' equity                             797,266              787,211
  Cumulative preferred stock                                         51,898               51,898
  Long-term debt (less current maturities and
   sinking fund requirements)                                       643,952              541,760
                                                              --------------       --------------
      Total capitalization                                        1,493,116            1,380,869
                                                              --------------       --------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                          1,500               90,000
  Current maturities and sinking fund requirements                    7,779                8,729
  Accounts payable                                                   73,878               77,501
  Dividends payable                                                  21,092               20,299
  Payrolls accrued                                                    3,736                4,505
  Taxes accrued                                                      43,714               22,973
  Interest accrued                                                   12,347               11,208
  Other current liabilities                                           5,603                5,316
                                                              --------------       --------------
      Total current liabilities                                     169,649              240,531
                                                              --------------       --------------
DEFERRED CREDITS:
  Accumulated deferred income taxes - net                           268,107              268,849
  Unamortized investment tax credit                                  56,212               57,029
  Accrued postretirement benefits                                    21,947               17,840
  Miscellaneous                                                         857                  905
                                                              --------------       --------------
      Total deferred credits                                        347,123              344,623
                                                              --------------       --------------
              TOTAL                                           $   2,009,888        $   1,966,023
                                                              ==============       ==============



See notes to consolidated financial statements.



                       IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                         Statements of Consolidated Cash Flows
                                     (In Thousands)
                                       (Unaudited)
                                                                    Three Months Ended
                                                                         March 31
                                                                   1994              1993
                                                              ------------      ------------
CASH FLOWS FROM OPERATIONS:
  Net income before preferred dividend requirements
   of subsidiary                                              $    31,160       $    30,663
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                  21,335            20,002
    Income from financial investments                                (667)           (1,739)
    Deferred income taxes and investment tax
      credit adjustments - net                                     (1,559)             (686)
    Allowance for funds used during construction                   (2,013)           (1,106)
  Decrease (increase) in certain assets:
    Accounts receivable                                            (2,767)            3,196
    Fuel, materials and supplies                                    2,347             4,641
    Other current assets                                              512               776
  Increase (decrease) in certain liabilities:
    Accounts payable                                               (3,623)              551
    Taxes accrued                                                  20,741            18,114
    Other current liabilities                                         629              (598)
                                                              ------------      ------------
Net cash provided by operating activities                          66,095            73,814
                                                              ------------      ------------

CASH FLOWS FROM INVESTING:
  Purchase of marketable securities                                    -             (1,408)
  Proceeds from maturities of marketable securities                    -              3,223
  Purchase of financial investments                                    -                 -
  Withdrawals from financial investments                               -             15,172
  Construction expenditures - utility                             (27,448)          (28,151)
  Construction expenditures - nonutility                           (1,005)           (6,696)
  Other                                                             1,353           (13,744)
                                                              ------------      ------------
Net cash used in investing activities                             (27,100)          (31,604)
                                                              ------------      ------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                      180,000                -
  Retirement of long-term debt - including premiums               (79,513)             (843)
  Short-term debt - net                                           (88,500)          (26,700)
  Dividends paid                                                  (20,018)          (19,240)
  Exercise of stock options including related tax benefit             936                29
  Other                                                            (2,094)               (2)
                                                              ------------      ------------
Net cash used in financing activities                              (9,189)          (46,756)
                                                              ------------      ------------
Net increase (decrease) in cash and cash equivalents               29,806            (4,546)
Cash and cash equivalents at beginning of period                   10,713            13,249
                                                              ------------      ------------
Cash and cash equivalents at end of period                    $    40,519       $     8,703
                                                              ============      ============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                      $    10,242       $    10,355
                                                              ============      ============
    Income taxes                                              $       821       $     4,203
                                                              ============      ============



See notes to consolidated financial statements.


                 IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
                 -----------------------------------------

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------


1. IPALCO Enterprises, Inc. (IPALCO) owns all of the outstanding common stock of its subsidiaries (collectively referred to as Enterprises). The consolidated financial statements include the accounts of IPALCO, its utility subsidiary, Indianapolis Power & Light Company (IPL) and its unregulated subsidiary, Mid-America Capital Resources, Inc. (Mid-America). Mid-America is the parent company of nonutility energy-related businesses.

    In the opinion of management these statements reflect all adjustments, consisting of only normal recurring accruals, including elimination of all significant intercompany balances and transactions, which are necessary to a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited financial statements included in Enterprises' 1993 Annual Report on Form 10-K.

2.  COMMON STOCK

    At March 31, 1994, there were 37,725,966 shares of No Par Common Stock outstanding.

3.  LONG-TERM DEBT

    On February 3, 1994, IPL issued First Mortgage Bonds, 6.05% Series, due 2004, in the principal amount of $80 million. The net proceeds were used to redeem on March 1, 1994, IPL's $33.2 million First Mortgage Bonds, 7.40% Series, due 2002, at a redemption price of 101.79%, and to redeem on March 15, 1994, IPL's $19.75 million First Mortgage Bonds, 7 1/8% Series, due 1998, at a redemption price of 101.2% and IPL's
    $25.2 million First Mortgage Bonds, 7.65% Series, due 2003, at a redemption price of 102.11%. Accrued interest was also paid at the time of redemption.

    Also, on February 3, 1994, IPL issued First Mortgage Bonds, 7.05% Series, due 2024, in the principal amount of $100 million. The net proceeds were used in part to repay outstanding unsecured promissory notes, and the remaining amount will be used to finance future construction costs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Material changes in the consolidated financial condition and results of operations of IPALCO Enterprises, Inc. (Enterprises), except where noted, are attributed to the operations of Indianapolis Power & Light Company (IPL). Consequently, the following discussion is centered on IPL.

LIQUIDITY AND CAPITAL RESOURCES

Overview
- - --------

     The Board of Directors of Enterprises on February 22, 1994, declared a quarterly dividend on common stock of 53 cents per share. The dividend was paid April 15, 1994, to shareholders of record March 25, 1994.

     Internally generated cash provided by IPL's operations and the issuance of long-term debt were used primarily for utility construction expenditures and the repayment of short-term and long-term debt during the first three months of 1994.

     On February 3, 1994, IPL issued First Mortgage Bonds, 6.05% Series, due 2004, in the principal amount of $80 million. The net proceeds were used to redeem on March 1, 1994, IPL's $33.2 million First Mortgage Bonds, 7.40% Series, due 2002, at a redemption price of 101.79%, and to redeem on March 15, 1994, IPL's $19.75 million First Mortgage Bonds, 7 1/8% Series, due 1998, at a redemption price of 101.2% and IPL's $25.2 million First Mortgage Bonds, 7.65% Series, due 2003, at a redemption price of 102.11%. Accrued interest was also paid at the time of redemption.

     Also, on February 3, 1994, IPL issued First Mortgage Bonds, 7.05% Series, due 2024, in the principal amount of $100 million. The net proceeds were used in part to repay outstanding unsecured promissory notes, and the remaining amount will be used to finance future construction costs.

Future Rate Relief
- - ------------------

     IPL filed a petition with the Indiana Utility Regulatory Commission on April 8, 1994, seeking approval to increase IPL's electric rates. The specific amount of the requested rate increase will not be determined until "test year" data is prepared. It is estimated, however, that the overall request will probably range from 12 to 16 percent. IPL last received an order from the IURC authorizing an increase in electric basic rates and charges in August, 1986. A number of expenditures and investments are now needed to supply electricity to the growing Central Indiana economy and to meet an increasing number of federal and state laws and regulations. Among these are: two new peaking combustion turbines, a power purchase agreement with Indiana Michigan Power Company (IMP), new Demand Side Management Programs, and new sulfur dioxide emission control equipment. A complete description of these projects is included in the Management's Discussion and Analysis of Enterprises' 1993 Annual Report on Form 10-K.



RESULTS OF OPERATIONS

      Comparison of Quarters Ended March 31, 1994 and March 31, 1993
      --------------------------------------------------------------

     Earnings per share during the first quarter of 1994 were $.81 or $.02 above the $.79 attained in the comparable 1993 period. The following discussion highlights the factors contributing to the first quarter results.

Operations
- - ----------

     The increase in electric operating revenues of $11.0 million was primarily a result of the colder weather during this quarter compared to the same period one year ago. Contributing to the higher revenues was an increase in retail electric kilowatthour (KWH) sales of $9.1 million, partially offset by lower fuel cost adjustment recoveries of $.3 million. Sales for resale also increased $2.2 million, due to increased energy sales to neighboring utilities. The following table is a summary of KWH sales to each customer class:

                    Retail KWH Sales By Customer Class
                            In Millions of KWHs
                       Three Months Ended March 31,

                                1994           1993         % Change
                              --------       --------       --------

          Residential         1,283.6        1,170.3           9.7%
          Commercial            639.6          597.3           7.1
          Industrial          1,504.0        1,442.8           4.2
          Other                  21.2           20.7           2.4
                             --------       --------
             Total Retail     3,448.4        3,231.1           6.7
                             ========       ========


     Fuel costs increased $4.0 million due to an increase in fuel consumption of $3.1 million -- as a result of the colder weather -- as well as increased prices of $.7 million and increased deferred fuel costs of $.2 million. Other operating expenses increased $1.9 million primarily due to increased administrative and general expenses of $1.3 million, increased marketing expenses of $.3 million and increased distribution expenses of $.2 million. Power purchased increased $2.0 million due to increased capacity payments to IMP of $1.8 million and increased purchases of short-term energy from other utilities.

     Maintenance expenses increased $1.4 million, reflecting increased expenditures for unit overhaul costs at the Petersburg plant of $2.7 million. These expenses were partially offset by decreased expenditures at the Stout plant of $1.4 million, for which a unit overhaul was performed during early 1993.

     As a result of the foregoing, utility operating income increased 3.6% over last year, to $41.5 million.

Other Income and Deductions
- - ---------------------------

     Allowance for equity funds used during construction increased $.5 million due to an increased construction base.

     Other - net, which includes operations other than IPL, decreased $1.2 million, primarily due to decreased investment income from financial investments and costs of district cooling operations in Cleveland, Ohio, which did not begin operations until April, 1993.

Interest and Other Charges
- - --------------------------

     Interest expense increased $1.3 million primarily due to the issuance of $100 million long-term debt on February 3, 1994, as previously discussed under "Liquidity and Capital Resources". The increase in interest expense for the first quarter of 1994 was partially offset by decreased expense as a result of refinancing certain first mortgage bonds during 1993 with more favorable terms.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
- - --------------------------

     There were no changes to "Item 3. Legal Proceedings" as set forth in Enterprises' Form 10-K for the year ended December 31, 1993, except as follows:

     On August 18, 1993, the Indiana Utility Regulatory Commission (IURC) entered an order in Cause No. 39437, approving IPL's Environmental Compliance Plan required by the Clean Air Act Amendments of 1990. The estimated cost of IPL's Environmental Compliance Plan is approximately $250 million before including allowance for funds used during construction. A primary part of IPL's Plan, scrubbing IPL's Petersburg 1 and 2 coal-fired units by 1996 to enable IPL to continue to burn high sulfur coal, was opposed by the Office of Utility Consumer Counselor (OUCC), the Citizens Action Coalition (CAC), and the Industrial Intervenors Group (IIG). On April 4, 1994, the OUCC and IIG each perfected its appeal of the Commission's order to the Indiana Court of Appeals; thereafter, CAC joined in their appeal.

     In October, 1993, IPL received a Findings of Violation from EPA, Region V, regarding IPL's compliance with the thermal limitations of the NPDES (water discharge) permit under which IPL operates its Petersburg Generating Station. At a meeting held March 8, 1994, EPA acknowledged it had misinterpreted the data IPL supplied to EPA in response to the latter's Clean Water Act information request that preceded issuance of the Findings of Violation. EPA continues to be concerned about the accuracy of the river monitoring equipment operated and maintained by the United States Geological Survey (USGS) with whom IPL contracts for such operation and maintenance. IPL is pursing the matter with USGS and will provide EPA with an update regarding expected improvements. IPL believes it continues to be in compliance with the requirements of the permit. If IPL is found to be in violation of its permit, it could be subject to maximum fines of $25,000 per day per violation.

     On April 8, 1994, IPL filed a petition with the IURC for an increase in its retail electric rates and charges. A prehearing conference to establish a test year, and to schedule the filing of testimony, the conduct of hearings and other related matters will be scheduled by the IURC in the near future.


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

     a)   Exhibits

          (3)  Articles of Incorporation and By-Laws

                    By-Laws as last amended January 25, 1994.

     b)   Reports on Form 8-K

          None

                                Signatures
                                ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            IPALCO ENTERPRISES, INC.
                                        --------------------------------
                                                  (Registrant)



Date:     May 12, 1994                      /s/ John R. Brehm
      --------------------               -----------------------------
                                            John R. Brehm
                                            Vice President and Treasurer



Date:     May 12, 1994                      /s/ Stephen J. Plunkett
      --------------------               -----------------------------
                                            Stephen J. Plunkett
                                            Controller