Form 10-Q
period 1994-06-30
IPALCO ENTERPRISES INC
filed 1994-08-12
CIK 728391

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q

                                QUARTERLY REPORT
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarterly period ended June 30, 1994
                               -------------

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

                                  317-261-8261
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes    X    No
                                                      -------    -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                      Outstanding At June 30, 1994
             -----                      ----------------------------
    Common (Without Par Value)                37,755,966 Shares













                    IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                      INDEX
                                      -----


                                                                 Page No.
                                                                 --------

PART I.   FINANCIAL INFORMATION
- -------------------------------

     Statements of Consolidated Income - Three Months Ended and
        Six Months Ended June 30, 1994 and 1993                       2

     Consolidated Balance Sheets - June 30, 1994 and
        December 31, 1993                                             3

     Statements of Consolidated Cash Flows -
        Six Months Ended June 30, 1994 and 1993                       4

     Notes to Consolidated Financial Statements                       5

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations               6-8

PART II.  OTHER INFORMATION                                        9-11
- ---------------------------






















                                   -1-





                                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                    Statements of Consolidated Income
                                 (In Thousands Except Per Share Amounts)
                                                (Unaudited)
                                                                Three Months Ended               Six Months Ended
                                                                     June 30                          June 30
                                                              1994            1993            1994            1993
                                                        -------------   -------------   -------------   -------------
UTILITY OPERATING REVENUES:
  Electric                                              $    153,004    $    145,638    $    321,906    $    303,505
  Steam                                                        8,133           7,489          20,409          18,664
                                                        -------------   -------------   -------------   -------------
    Total operating revenues                                 161,137         153,127         342,315         322,169
                                                        -------------   -------------   -------------   -------------
UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                      40,736          35,845          85,324          76,392
    Other                                                     25,964          25,027          52,594          49,790
  Power purchased                                              4,692           5,209           9,860           8,366
  Purchased steam                                              1,819           2,018           4,019           4,376
  Maintenance                                                 20,831          20,810          35,846          34,403
  Depreciation and amortization                               20,727          19,473          40,948          38,842
  Taxes other than income taxes                                7,383           7,654          15,370          15,465
  Income taxes - net                                           9,545           9,737          27,394          27,113
                                                        -------------   -------------   -------------   -------------
    Total operating expenses                                 131,697         125,773         271,355         254,747
                                                        -------------   -------------   -------------   -------------
UTILITY OPERATING INCOME                                      29,440          27,354          70,960          67,422
                                                        -------------   -------------   -------------   -------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction            749             522           1,612             888
  Other - net                                                 (4,312)         (2,272)         (5,217)         (1,936)
  Income taxes - net                                           1,751           2,108           2,419           2,083
                                                        -------------   -------------   -------------   -------------
    Total other income and (deductions) - net                 (1,812)            358          (1,186)          1,035
                                                        -------------   -------------   -------------   -------------
INCOME BEFORE INTEREST AND OTHER CHARGES                      27,628          27,712          69,774          68,457
                                                        -------------   -------------   -------------   -------------
INTEREST AND OTHER CHARGES:
  Interest                                                    11,761          11,271          23,897          22,093
  Allowance for borrowed funds used during construction       (1,067)           (875)         (2,217)         (1,615)
  Preferred dividend requirements of subsidiary                  796             796           1,591           1,591
                                                        -------------   -------------   -------------   -------------
    Total interest and other charges - net                    11,490          11,192          23,271          22,069
                                                        -------------   -------------   -------------   -------------
NET INCOME                                              $     16,138    $     16,520    $     46,503    $     46,388
                                                        =============   =============   =============   =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                    37,748          37,664          37,725          37,664
                                                        =============   =============   =============   =============


EARNINGS PER SHARE OF COMMON STOCK                      $       0.43    $       0.44    $       1.23    $       1.23
                                                        =============   =============   =============   =============

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK            $       0.53    $       0.51    $       1.06    $       1.02
                                                        =============   =============   =============   =============

See notes to consolidated financial statements.


                                               -2-

















































                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)
                                                                           June 30           December 31
                                    ASSETS                                   1994                1993
                                    ------                              -------------       -------------

UTILITY PLANT:
  Utility plant in service                                              $  2,383,916        $  2,300,682
  Less accumulated depreciation                                              890,565             876,054
                                                                        -------------       -------------
      Utility plant in service - net                                       1,493,351           1,424,628
  Construction work in progress                                              129,375             168,480
  Property held for future use                                                15,640              15,763
                                                                        -------------       -------------
      Utility plant - net                                                  1,638,366           1,608,871
                                                                        -------------       -------------
OTHER PROPERTY:
  Nonutility property - at cost, less accumulated depreciation                70,790              69,322
  Other investments                                                            7,048               8,722
                                                                        -------------       -------------
      Other property - net                                                    77,838              78,044
                                                                        -------------       -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                   19,842              10,713
  Financial investments                                                        9,332              10,088
  Accounts receivable (less allowance for doubtful
   accounts - 1994, $968 and 1993, $672)                                      48,230              49,766
  Fuel - at average cost                                                      35,034              35,213
  Materials and supplies - at average cost                                    57,902              57,567
  Prepayments and other current assets                                         4,439               5,557
                                                                        -------------       -------------
      Total current assets                                                   174,779             168,904
                                                                        -------------       -------------
DEFERRED DEBITS:
  Unamortized Petersburg Unit #4 carrying charges                             31,537              30,587
  Unamortized redemption premiums and expenses on
   debt and preferred stock                                                   28,122              25,674
  Other regulatory assets                                                     40,882              32,954
  Miscellaneous                                                               20,326              20,989
                                                                        -------------       -------------
      Total deferred debits                                                  120,867             110,204
                                                                        -------------       -------------
              TOTAL                                                     $  2,011,850        $  1,966,023
                                                                        =============       =============












                         CAPITALIZATION AND LIABILITIES
                         ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                        $    381,227        $    379,460
    Premium on 4% cumulative preferred stock                                   1,363               1,363
    Retained earnings                                                        411,641             406,388
                                                                        -------------       -------------
      Total common shareholders' equity                                      794,231             787,211
  Cumulative preferred stock                                                  51,898              51,898
  Long-term debt (less current maturities and
   sinking fund requirements)                                                643,608             541,760
                                                                        -------------       -------------
      Total capitalization                                                 1,489,737           1,380,869
                                                                        -------------       -------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                   8,300              90,000
  Current maturities and sinking fund requirements                             7,850               8,729
  Accounts payable                                                            87,171              77,501
  Dividends payable                                                           21,104              20,299
  Payrolls accrued                                                             6,007               4,505
  Taxes accrued                                                               17,983              22,973
  Interest accrued                                                            15,012              11,208
  Other current liabilities                                                    5,923               5,316
                                                                        -------------       -------------
      Total current liabilities                                              169,350             240,531
                                                                        -------------       -------------
DEFERRED CREDITS:
  Accumulated deferred income taxes - net                                    270,462             268,849
  Unamortized investment tax credit                                           55,396              57,029
  Accrued postretirement benefits                                             25,720              17,840
  Miscellaneous                                                                1,185                 905
                                                                        -------------       -------------
      Total deferred credits                                                 352,763             344,623
                                                                        -------------       -------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)
              TOTAL                                                     $  2,011,850        $  1,966,023
                                                                        =============       =============


See notes to consolidated financial statements.


                            IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                              Statements of Consolidated Cash Flows
                                         (In Thousands)
                                           (Unaudited)
                                                                            Six Months Ended
                                                                                June 30
                                                                         1994               1993
                                                                    -------------      -------------
CASH FLOWS FROM OPERATIONS:
  Net income before preferred dividend requirements
   of subsidiary                                                    $     48,094       $     47,979
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                         43,430             40,550
    Income from financial investments                                       (744)            (2,717)
    Deferred income taxes and investment tax
      credit adjustments - net                                            (1,574)            (1,711)
    Allowance for funds used during construction                          (3,829)            (2,503)
  Decrease (increase) in certain assets:
    Accounts receivable                                                    1,536              6,343
    Fuel, materials and supplies                                            (156)             2,058
    Other current assets                                                   1,118             (2,637)
  Increase (decrease) in certain liabilities:
    Accounts payable                                                       9,670             (7,298)
    Taxes accrued                                                         (4,990)            (2,647)
    Other current liabilities                                              6,210               (732)
                                                                    -------------      -------------
Net cash provided by operating activities                                 98,765             76,685
                                                                    -------------      -------------

CASH FLOWS FROM INVESTING:
  Purchase of marketable securities                                           -              (1,408)
  Proceeds from maturities of marketable securities                           -               3,258
  Withdrawals from financial investments                                   1,500             25,679
  Construction expenditures - utility                                    (67,087)           (60,349)
  Construction expenditures - nonutility                                  (2,328)            (9,257)
  Other                                                                    1,066            (27,033)
                                                                    -------------      -------------
Net cash used in investing activities                                    (66,849)           (69,110)
                                                                    -------------      -------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                             180,000             41,850
  Retirement of long-term debt - including premiums                      (79,792)           (43,078)
  Short-term debt - net                                                  (81,700)            29,800
  Dividends paid                                                         (40,809)           (39,245)
  Exercise of stock options including related tax benefit                  1,767                 29
  Other                                                                   (2,253)              (592)
                                                                    -------------      -------------
Net cash used in financing activities                                    (22,787)           (11,236)
                                                                    -------------      -------------
Net increase (decrease) in cash and cash equivalents                       9,129             (3,661)
Cash and cash equivalents at beginning of period                          10,713             13,249
                                                                    -------------      -------------
Cash and cash equivalents at end of period                          $     19,842       $      9,588
                                                                    =============      =============

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                            $     18,682       $     21,637
                                                                    =============      =============
    Income taxes                                                    $     28,269       $     32,365
                                                                    =============      =============



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

2.  COMMON STOCK
                                                   Shares         Amount
                                                   ------         ------
    Balance at December 31, 1993                 37,692,966     $379,459,911
      Exercise of stock options (February 1994)       5,000          126,629
      Exercise of stock options (March 1994)         28,000          809,154
      Exercise of stock options (April 1994)         30,000          831,454
                                                 ----------     ------------
    Balance at June 30, 1994                     37,755,966     $381,227,148
                                                 ==========     ============

3.  LONG-TERM DEBT

    On February 3, 1994, IPL issued First Mortgage Bonds, 6.05% Series, due 2004, in the principal amount of $80 million. The net proceeds were used to redeem on March 1, 1994, IPL's $33.2 million First Mortgage Bonds, 7.40% Series, due 2002, at a redemption price of 101.79%, and to redeem on March 15, 1994, IPL's $19.75 million First Mortgage Bonds, 7 1/8% Series, due 1998, at a redemption price of 101.20% and IPL's $25.2 million First Mortgage Bonds, 7.65% Series, due 2003, at a redemption price of 102.11%. Accrued interest was also paid at the time of redemption.

    Also, on February 3, 1994, IPL issued First Mortgage Bonds, 7.05% Series, due 2024, in the principal amount of $100 million. The net proceeds were used in part to repay outstanding unsecured promissory notes, and the remaining amount will be used to finance future construction costs.




4.  RATE MATTERS

    In the retail electric rate case now pending before the Indiana Utility Regulatory Commission, a prehearing conference was held on June 8, 1994, and an order was issued July 20, 1994, establishing a test year ending June 30, 1994.

5.  COMMITMENTS AND CONTINGENCIES (See Item 1. Legal Proceedings of
    Part II -- Other Information)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Material changes in the consolidated financial condition and results of operations of IPALCO Enterprises, Inc. (Enterprises), except where noted, are attributed to the operations of Indianapolis Power & Light Company (IPL). Consequently, the following discussion is centered on IPL.

LIQUIDITY AND CAPITAL RESOURCES

Overview
- --------

     The Board of Directors of Enterprises on May 31, 1994, declared a quarterly dividend on common stock of 53 cents per share. The dividend was paid July 15, 1994, to shareholders of record June 24, 1994.

     Internally generated cash provided by IPL's operations and the issuance of long-term debt were used primarily for utility construction expenditures and the repayment of short-term and long-term debt during the first six months of 1994.

     On February 3, 1994, IPL issued First Mortgage Bonds, 6.05% Series, due 2004, in the principal amount of $80 million. The net proceeds were used to redeem on March 1, 1994, IPL's $33.2 million First Mortgage Bonds, 7.40% Series, due 2002, at a redemption price of 101.79%, and to redeem on March 15, 1994, IPL's $19.75 million First Mortgage Bonds, 7 1/8% Series, due 1998, at a redemption price of 101.20% and IPL's $25.2 million First Mortgage Bonds, 7.65% Series, due 2003, at a redemption price of 102.11%. Accrued interest was also paid at the time of redemption.

     Also, on February 3, 1994, IPL issued First Mortgage Bonds, 7.05% Series, due 2024, in the principal amount of $100 million. The net proceeds were used in part to repay outstanding unsecured promissory notes, and the remaining amount will be used to finance future construction costs.

Future Rate Relief
- ------------------

     IPL filed a petition with the Indiana Utility Regulatory Commission on April 8, 1994, seeking approval to increase IPL's electric rates. The specific amount of the requested rate increase will not be determined until "test year" data is prepared. It is estimated, however, that the overall request will probably range from 12 to 16 percent. Hearings in this proceeding are scheduled to commence the first week of February 1995. IPL last received an order from the IURC authorizing an increase in electric basic rates and charges in August, 1986. A number of expenditures and investments are now needed to supply electricity to the growing Central Indiana economy and to meet an increasing number of federal and state laws and regulations. Among these are: two new peaking combustion turbines, a power purchase agreement with Indiana Michigan Power Company (IMP), new demand side management programs, and new sulfur dioxide emission control equipment. A complete description of these projects is included in the Management's Discussion and Analysis of Enterprises' 1993 Annual Report on Form 10-K.






RESULTS OF OPERATIONS

          Comparison of Quarters Ended June 30, 1994 and June 30, 1993
          ------------------------------------------------------------

     Earnings per share during the second quarter of 1994 were $.43 or $.01 below the $.44 attained in the comparable 1993 period. The following discussion highlights the factors contributing to the second quarter results.

Operations
- ----------

     The increase in electric operating revenues of $7.4 million was primarily a result of the warmer weather during this quarter compared to the same period one year ago. Contributing to the higher revenues was an increase in retail electric kilowatthour (KWH) sales of $4.6 million, and higher fuel cost adjustment recoveries of $2.4 million. Sales for resale also increased $.4 million, due to increased energy sales to neighboring utilities. The following table is a summary of KWH sales to each customer class:

                       Retail KWH Sales By Customer Class
                               In Millions of KWHs
                           Three Months Ended June 30,

                             1994        1993     % Change
                           -------     -------    --------

          Residential       844.3       789.2        7.0%
          Commercial        491.0       491.7       (0.1)
          Industrial      1,543.2     1,523.4        1.3
          Other              17.4        15.5       12.3
                          --------    --------
           Total Retail   2,895.9     2,819.8        2.7
                          ========    ========


     Fuel costs increased $4.9 million due to increased prices of $1.9 million and an increase in fuel consumption of $1.7 million -- as a result of the warmer weather -- as well as increased deferred fuel costs of $1.3 million. Power purchased decreased $.5 million due to decreased energy purchases for 1994. Purchased steam decreased $.2 million due to a decreased need for purchases from an independent resource recovery system located within the city of Indianapolis.

     As a result of the foregoing, utility operating income increased 7.6% over last year, to $29.4 million.




Other Income and Deductions
- ---------------------------

     Allowance for equity funds used during construction increased $.2 million due to an increased construction base.

     Other - net, which includes operations other than IPL, decreased $2.0 million, primarily due to decreased investment income from financial investments and increased operating and administrative costs of other subsidiaries.

Interest and Other Charges
- --------------------------

     Allowance for borrowed funds used during construction increased $.2 million due to an increased construction base.


         Comparison of Six Months Ended June 30, 1994 and June 30, 1993
         --------------------------------------------------------------

     Earnings per share during the first six months of 1994 were $1.23 compared to $1.23 attained during the first six months of 1993. The following discussion highlights the factors contributing to the year-to-date results.

Operations
- ----------

     The increase in electric operating revenues of $18.4 million was the result of a combination of colder weather during the first quarter of 1994 and warmer weather during the second quarter of 1994 compared to the same period one year ago. Contributing to the higher revenues was an increase in retail electric kilowatthour (KWH) sales of $13.7 million, and higher fuel cost adjustment recoveries of $2.1 million. Sales for resale also increased $2.6 million, due to increased energy sales to neighboring utilities. The following table is a summary of KWH sales to each customer class:

                       Retail KWH Sales By Customer Class
                               In Millions of KWHs
                            Six Months Ended June 30,

                                1994       1993      % Change
                              --------   --------    --------
          Residential         2,127.9    1,959.5         8.6%
          Commercial          1,130.6    1,089.0         3.8
          Industrial          3,047.2    2,966.2         2.7
          Other                  38.6       36.2         6.6
                              --------   --------
             Total Retail     6,344.3    6,050.9         4.8
                              ========   ========


     Fuel costs increased $8.9 million due to an increase in fuel consumption of $4.7 million as well as increased prices of $2.7 million and increased deferred fuel costs of $1.5 million. Other operating expenses increased $2.8 million primarily due to increased administrative and general expenses of $1.4 million, increased miscellaneous steam power station expenses at Petersburg Plant of $.7 million, increased electric and steam distribution expenses of $.4 million, and increased other production expenses of $.3 million.
Power purchased increased $1.5 million due to increased capacity payments to IMP of $1.8 million, partially offset by $.3 million due to decreased purchases of short-term energy from other utilities. Purchased steam decreased $.4 million due to a decreased need for purchases from an independent resource recovery system located within the city of Indianapolis.

     As a result of the foregoing, utility operating income increased 5.2% over last year, to $71.0 million.

Other Income and Deductions
- ---------------------------

     Allowance for equity funds used during construction increased $.7 million due to an increased construction base.

     Other - net, which includes operations other than IPL, decreased $3.3 million, primarily due to decreased investment income from financial investments, decreased operating income of Mid-America Capital Resources, and costs of district cooling operations in Cleveland, Ohio, which did not begin operations until April, 1993.

Interest and Other Charges
- --------------------------

     Interest expense increased $1.8 million primarily due to the issuance of $180 million long-term debt on February 3, 1994. The increase in interest expense for year-to-date 1994 was partially offset by decreased expense as a result of refinancing certain first mortgage bonds during 1994 and 1993 with more favorable terms.

     Allowance for borrowed funds used during construction increased $.6 million due to an increased construction base.

                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.  Legal Proceedings
- --------------------------

      There were no further changes to the Legal Proceedings as set forth in IPALCO's Annual Report on Form 10-K and in IPALCO's Form 10-Q for the quarter ended March 31, 1994, except as follows:

      With respect to the appeal of the Indiana Utility Regulatory Commission's (IURC) order approving IPL's Environmental Compliance Plan now pending in the Indiana Court of Appeals, on June 17, 1994, the Office of Utility Consumer Counselor (OUCC), the Citizens Action Coalition and the Industrial Intervenors Group filed their respective appellant briefs. IPL was granted an extension to September 6, 1994 to file its appellee's brief.

      In the retail electric rate case now pending before the IURC, a prehearing conference was held on June 8, 1994, and an order was issued July 20, 1994, establishing a test year ending June 30, 1994. The order further established the following procedural schedule:
October 11, 1994, IPL prefiles its case-in-chief; February 7, 1995, hearings commence on IPL's case-in-chief; April 21, 1995, the OUCC and intervenors prefile their respective cases-in-chief; May 26, 1995, IPL prefiles its Supplemental testimony and rebuttal case; June 16, 1995, OUCC and intervenors file cross answering and surrebuttal testimony; July 10, 1995, hearings commence on OUCC and intervenors cases-in-chief and all Supplemental and rebuttal testimony. A hearing for the public pursuant to Indiana Statute will be held between April 21, 1995 and July 10, 1995 on a date later to be determined by the IURC.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

     a)   The IPALCO Annual Meeting of Shareholders was held April 20, 1994.

     b) At such meeting, the following five directors in Class III were elected to terms of three years each which expire in April, 1997 (each director received the number of votes shown opposite his or her name):

          DIRECTOR                     VOTES FOR    VOTES WITHHELD
          --------                    ----------    --------------

          Joseph D. Barnette, Jr.     32,405,780        475,439
          Max L. Gibson               32,392,999        488,220
          Edwin J. Goss               32,442,710        438,509
          Ramon L. Humke              32,408,635        472,584
          Sallie W. Rowland           32,421,107        460,112

     The six incumbent directors in Class II whose terms expire in April, 1995 are as follows:


          Otto N. Frenzel III
          Earl B. Herr, Jr.
          Sam H. Jones
          Andre B. Lacy
          L. Ben Lytle
          Thomas M. Miller

     The six incumbent directors in Class I whose terms expire in April, 1996 are as follows:


          Robert A. Borns
          Mitchell E. Daniels, Jr.
          Rexford C. Early
          John R. Hodowal
          Michael S. Maurer
          Thomas H. Sams

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

        a)    Exhibits
              --------

              (3)  Articles of Incorporation and By-Laws

                           By-Laws as last amended April 26, 1994.

        b)    Form 8-K Report
              ---------------

              None

                                Signatures
                                ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            IPALCO ENTERPRISES, INC.
                                        --------------------------------
                                                  (Registrant)



Date:  August 12, 1994                     /s/ John R. Brehm
      --------------------               -----------------------------
                                            John R. Brehm
                                            Vice President and Treasurer



Date:  August 12, 1994                     /s/ Stephen J. Plunkett
      --------------------               -----------------------------
                                            Stephen J. Plunkett
                                            Controller