Form 10-Q
period 1994-09-30
IPALCO ENTERPRISES INC
filed 1994-11-14
CIK 728391

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


                                    FORM 10-Q

                                QUARTERLY REPORT
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarterly period ended September 30, 1994
                               ------------------

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

                                  317-261-8261
              (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X    No
                                         --------   --------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                 Outstanding At September 30, 1994
             -----                 ---------------------------------
    Common (Without Par Value)             37,755,966 Shares










            IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
            -----------------------------------------

                               INDEX
                               -----


                                                                  Page No.
                                                                  --------
PART I.   FINANCIAL INFORMATION
- -------------------------------

     Statements of Consolidated Income - Three Months Ended and
        Nine Months Ended September 30, 1994 and 1993                  2

     Consolidated Balance Sheets - September 30, 1994 and
        December 31, 1993                                              3

     Statements of Consolidated Cash Flows -
        Nine Months Ended September 30, 1994 and 1993                  4

     Notes to Consolidated Financial Statements                      5-6

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations               7-11


PART II.  OTHER INFORMATION                                        12-13
- ---------------------------

























                                      -1-





                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                   IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                       Statements of Consolidated Income
                    (In Thousands Except Per Share Amounts)
                                  (Unaudited)
                                                             Three Months Ended        Nine Months Ended
                                                                September 30              September 30
                                                              1994         1993         1994         1993
                                                          -----------  -----------  -----------  -----------
UTILITY OPERATING REVENUES:
  Electric                                                $   176,437  $   176,373  $   498,343  $   479,878
  Steam                                                         7,229        6,891       27,638       25,555
                                                          -----------  -----------  -----------  -----------
    Total operating revenues                                  183,666      183,264      525,981      505,433
                                                          -----------  -----------  -----------  -----------
UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                       44,339       42,129      129,663      118,521
    Other                                                      26,322       24,395       78,916       74,185
  Power purchased                                               4,997        5,958       14,857       14,324
  Purchased steam                                               1,697        1,659        5,716        6,035
  Maintenance                                                  13,345       15,403       49,191       49,806
  Depreciation and amortization                                24,104       19,685       65,052       58,527
  Taxes other than income taxes                                 7,914        7,331       23,284       22,796
  Income taxes - net                                           18,116       22,184       45,510       49,297
                                                          -----------  -----------  -----------  -----------
    Total operating expenses                                  140,834      138,744      412,189      393,491
                                                          -----------  -----------  -----------  -----------
UTILITY OPERATING INCOME                                       42,832       44,520      113,792      111,942
                                                          -----------  -----------  -----------  -----------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction             934          370        2,546        1,258
  Costs of withdrawn tender offer                               -          (33,948)       -          (33,948)
  Other - net                                                  (4,009)      (3,410)      (9,226)      (5,346)
  Income taxes - net                                              773       14,545        3,192       16,628
                                                          -----------  -----------  -----------  -----------
    Total other income and (deductions) - net                  (2,302)     (22,443)      (3,488)     (21,408)
                                                          -----------  -----------  -----------  -----------
INCOME BEFORE INTEREST AND OTHER CHARGES                       40,530       22,077      110,304       90,534
                                                          -----------  -----------  -----------  -----------
INTEREST AND OTHER CHARGES:
  Interest                                                     11,962       11,120       35,859       33,213
  Allowance for borrowed funds used during construction        (1,127)        (825)      (3,344)      (2,440)
  Preferred dividend requirements of subsidiary                   795          795        2,386        2,386
                                                          -----------  -----------  -----------  -----------
    Total interest and other charges - net                     11,630       11,090       34,901       33,159
                                                          -----------  -----------  -----------  -----------
NET INCOME                                                $    28,900  $    10,987  $    75,403  $    57,375
                                                          ===========  ===========  ===========  ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     37,756       37,664       37,735       37,664
                                                          ===========  ===========  ===========  ===========

EARNINGS PER SHARE OF COMMON STOCK                        $      0.77  $      0.29  $      2.00  $      1.52
                                                          ===========  ===========  ===========  ===========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK              $      0.53  $      0.51  $      1.59  $      1.53
                                                          ===========  ===========  ===========  ===========

See notes to consolidated financial statements.

                                                  -2-


















































          IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                 Consolidated Balance Sheets
                        (In Thousands)
                         (Unaudited)
                                                                     September 30         December 31
                            ASSETS                                       1994                 1993
                            ------                                 ---------------      ---------------

UTILITY PLANT:
  Utility plant in service                                         $    2,383,904       $    2,300,682
  Less accumulated depreciation                                           902,418              876,054
                                                                   ---------------      ---------------
      Utility plant in service - net                                    1,481,486            1,424,628
  Construction work in progress                                           176,921              168,480
  Property held for future use                                             22,991               15,763
                                                                   ---------------      ---------------
      Utility plant - net                                               1,681,398            1,608,871
OTHER PROPERTY:                                                    ---------------      ---------------
  Nonutility property - at cost, less accumulated depreciation             73,164               69,322
  Other investments                                                         7,018                8,722
                                                                   ---------------      ---------------
      Other property - net                                                 80,182               78,044
                                                                   ---------------      ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                                 6,805               10,713
  Financial investments                                                     8,545               10,088
  Accounts receivable (less allowance for doubtful
   accounts - 1994, $908 and 1993, $672)                                   50,157               49,766
  Fuel - at average cost                                                   35,112               35,213
  Materials and supplies - at average cost                                 57,841               57,567
  Prepayments and other current assets                                      2,784                5,557
                                                                   ---------------      ---------------
      Total current assets                                                161,244              168,904
                                                                   ---------------      ---------------
DEFERRED DEBITS:
  Unamortized Petersburg Unit #4 carrying charges                          32,029               30,587
  Unamortized redemption premiums and expenses on
   debt and preferred stock                                                27,855               25,674
  Other regulatory assets                                                  44,639               32,954
  Miscellaneous                                                            10,206               20,989
                                                                   ---------------      ---------------
      Total deferred debits                                               114,729              110,204
                                                                   ---------------      ---------------
              TOTAL                                                $    2,037,553       $    1,966,023
                                                                   ===============      ===============












                       CAPITALIZATION AND LIABILITIES
                       ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                   $      381,228       $      379,460
    Premium on 4% cumulative preferred stock                                1,363                1,363
    Retained earnings                                                     420,540              406,388
                                                                   ---------------      ---------------
      Total common shareholders' equity                                   803,131              787,211
  Cumulative preferred stock                                               51,898               51,898
  Long-term debt (less current maturities and
   sinking fund requirements)                                             643,614              541,760
                                                                   ---------------      ---------------
      Total capitalization                                              1,498,643            1,380,869
                                                                   ---------------      ---------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                               35,602               90,000
  Current maturities and sinking fund requirements                            350                8,729
  Accounts payable                                                         84,598               77,501
  Dividends payable                                                        21,110               20,299
  Payrolls accrued                                                          3,912                4,505
  Taxes accrued                                                            15,297               22,973
  Interest accrued                                                         12,476               11,208
  Other current liabilities                                                 8,018                5,316
                                                                   ---------------      ---------------
      Total current liabilities                                           181,363              240,531
                                                                   ---------------      ---------------
DEFERRED CREDITS:
  Accumulated deferred income taxes - net                                 271,730              268,849
  Unamortized investment tax credit                                        54,578               57,029
  Accrued postretirement benefits                                          29,828               17,840
  Miscellaneous                                                             1,411                  905
                                                                   ---------------      ---------------
      Total deferred credits                                              357,547              344,623
                                                                   ---------------      ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)
              TOTAL                                                $    2,037,553       $    1,966,023
                                                                   ===============      ===============

See notes to consolidated financial statements.

                                           -3-
















                 IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                   Statements of Consolidated Cash Flows
                               (In Thousands)
                                 (Unaudited)
                                                                     Nine Months Ended
                                                                        September 30
                                                                    1994             1993
                                                               -------------    -------------
CASH FLOWS FROM OPERATIONS:
  Net income before preferred dividend requirements
   of subsidiary                                               $     77,789     $     59,761
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                    68,695           61,117
    Income from financial investments                                  (957)          (2,313)
    Deferred income taxes and investment tax
      credit adjustments - net                                       (1,607)            (507)
    Allowance for funds used during construction                     (5,890)          (3,698)
  Decrease (increase) in certain assets:
    Accounts receivable                                                (391)           1,882
    Fuel, materials and supplies                                       (173)           7,109
    Other current assets                                              2,773          (13,583)
  Increase (decrease) in certain liabilities:
    Accounts payable                                                  7,097            5,549
    Taxes accrued                                                    (7,676)          (3,547)
    Other current liabilities                                         3,906             (754)
                                                               -------------    -------------
Net cash provided by operating activities                           143,566          111,016
                                                               -------------    -------------

CASH FLOWS FROM INVESTING:
  Purchase of marketable securities                                     -             (1,408)
  Proceeds from maturities of marketable securities                     -              3,258
  Withdrawals from financial investments                              2,500           40,981
  Construction expenditures - utility                              (131,111)        (106,032)
  Construction expenditures - nonutility                             (5,285)         (10,509)
  Other                                                              10,212           (7,793)
                                                               -------------    -------------
Net cash used in investing activities                              (123,684)         (81,503)
                                                               -------------    -------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                        180,000           41,850
  Retirement of long-term debt - including premiums                 (87,291)         (43,428)
  Short-term debt - net                                             (54,398)          30,300
  Dividends paid                                                    (61,615)         (59,249)
  Exercise of stock options including related tax benefit             1,767               29
  Other                                                              (2,253)            (592)
                                                               -------------    -------------
Net cash used in financing activities                               (23,790)         (31,090)
                                                               -------------    -------------
Net decrease in cash and cash equivalents                            (3,908)          (1,577)
Cash and cash equivalents at beginning of period                     10,713           13,249
                                                               -------------    -------------
Cash and cash equivalents at end of period                     $      6,805     $     11,672
                                                               =============    =============


Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                       $     32,517     $     31,462
                                                               =============    =============
    Income taxes                                               $     43,037     $     46,203
                                                               =============    =============


See notes to consolidated financial statements.


                                             -4-















































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

    In the opinion of management these statements reflect all adjustments, with the exception of the September, 1993 costs of the withdrawn tender offer, consisting of only normal recurring accruals, including elimination of all significant intercompany balances and transactions, which are necessary to a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited financial statements included in Enterprises' 1993 Annual Report on Form 10-K.

2.  COMMON STOCK
                                                    Shares       Amount
                                                  ----------  ------------
    Balance at December 31, 1993                  37,692,966  $379,459,911
      Exercise of stock options (February 1994)        5,000       126,629
      Exercise of stock options (March 1994)          28,000       809,154
      Exercise of stock options (April 1994)          30,000       831,454
      Stock Option Adjustment (September 1994)           --            379
                                                 -----------  ------------
    Balance at September 30, 1994                 37,755,966  $381,227,527
                                                 ===========  ============
3.  LONG-TERM DEBT

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

    On August 1, 1994, IPL retired First Mortgage Bond, 4.50% Series, due August 1, 1994, in the principal amount of $7.5 million.

                                    -5-
4.  RATE MATTERS

    In the retail electric rate case now pending before the Indiana Utility Regulatory Commission (IURC), a prehearing conference was held on June 8, 1994, and an order was issued July 20, 1994, establishing a test year ending June 30, 1994. IPL filed its case in chief on October 11, 1994. The IURC has scheduled hearings on IPL's request to begin on February 7, 1995.

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


LIQUIDITY AND CAPITAL RESOURCES

Overview
- --------

     The Board of Directors of Enterprises on August 30, 1994, declared a quarterly dividend on common stock of 53 cents per share. The dividend was paid October 15, 1994, to shareholders of record September 23, 1994.

     Internally generated cash provided by IPL's operations and the issuance of long-term debt were used primarily for utility construction expenditures and the repayment of short-term and long-term debt during the first nine months of 1994.

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

     On August 1, 1994, IPL retired First Mortgage Bond, 4.50% Series, due August 1, 1994, in the principal amount of $7.5 million.

Future Rate Relief
- ------------------

     IPL has asked the Indiana Utility Regulatory Commission (IURC) to approve increases in its electric rates. IPL is requesting approval of an overall rate increase of about 13.9 percent to generate additional annual revenues of $87.7 million. Under IPL's proposal, the percent of increase will vary for different customer classes. The IURC has scheduled hearings on IPL's request to begin in February of 1995. IPL last received an order from the IURC authorizing an increase in electric basic rates and charges in August, 1986.

Construction Program
- --------------------

     IPALCO announced on September 28 that IPL will further delay the construction of a new, base-load power plant in Switzerland County in Southern Indiana to a date beyond the Company's current five-year construction program. Due to this action, IPL will be reducing the cost of the construction program for the five years, 1994-1998, by $217.2 million for the base-load units and by $29.0 million for projects related to the base-load units.

Voluntary Employees' Beneficiary Association (VEBA) Trust Agreement
- -------------------------------------------------------------------

     On September 27, the Board of Directors adopted a VEBA for the funding of post-retirement health and life insurance benefits for retirees and their eligible dependents and beneficiaries. Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to covered persons consistent with acceptable actuarial methods. To the extent these postretirement benefits are funded, the benefits will not be shown as a liability on the Corporation's financial statements. The VEBA Trust Agreement provides for full funding of the Corporation's accumulated post-retirement benefit obligation in the event of certain change of control transactions.

Mid-America Energy Resources, Inc. (MAER)
- -----------------------------------------

     On November 1, 1994, MAER announced that its Indianapolis, Indiana district cooling system with a cooling capacity of 20,000 tons was now fully subscribed.


RESULTS OF OPERATIONS

    Comparison of Quarters Ended September 30, 1994 and September 30, 1993
    ----------------------------------------------------------------------

     Earnings per share during the third quarter of 1994 were $.77 or $.48 above the $.29 attained in the comparable 1993 period. The principal reason for the increase was the one-time, non-recurring charge of $21.1 million (after taxes) or $.56 per share, associated with the costs incurred by Enterprises in its attempt to acquire PSI Resources, Inc. (PSI), recorded in September, 1993. The following discussion highlights the factors contributing to the third quarter results.

Operations
- ----------

     The increase in electric operating revenues of $.1 million this quarter compared to the same period one year ago is due to the following:
Fuel cost adjustment recoveries increased $3.3 million, and sales for resale also increased $.1 million, due to increased energy sales to neighboring utilities. These increases were offset by decreased retail electric kilowatthour (KWH) sales of $2.9 million due to milder weather during the third quarter of 1994 compared to the same period one year ago, and decreased miscellaneous revenues of $.4 million. The following table is a summary of KWH sales to each customer class:

                Retail KWH Sales By Customer Class
                        In Millions of KWHs
                 Three Months Ended September 30,

                            1994        1993        % Change
                           -------    -------       --------

          Residential      1,102.6    1,168.8        (5.7)%
          Commercial         583.6      600.7        (2.8)
          Industrial       1,722.7    1,717.6         0.3
          Other               16.2       16.2         0.0
                           -------    -------
             Total Retail  3,425.1    3,503.3        (2.2)
                           =======    =======

     Fuel costs increased $2.2 million due to increased deferred fuel costs of $3.1 million and increased prices of $.4 million; offset by a decrease in fuel consumption of $1.3 million. Other operating expenses increased $1.9 million primarily due to increased administrative and general expenses of $.8 million, increased electric distribution expenses of $.6 million, and increased other production expenses of $.5 million. Power purchased decreased $1.0 million primarily due to decreased firm peaking-energy payments and decreased non-displacement purchases for 1994.

     Maintenance expenses decreased $2.1 million, reflecting decreased expenditures for unit overhaul costs at the Petersburg plant of $2.0 million and decreased expenditures for general maintenance at the Perry K plant of $.4 million. These expenses were partially offset by increased expenditures at the Stout plant of $.3 million for general maintenance.

     Depreciation expense increased $4.4 million primarily due to an adjustment to property held for future use and as a result of an increase in the utility plant balance.

     Income taxes - net decreased $4.1 million primarily due to the decrease in pretax utility operating income, and a reduction in deferred income taxes, as well as an adjustment for additional tax recorded in the third quarter of 1993 to reflect the change in the corporate income tax rate from 34% to 35%.

     As a result of the foregoing, utility operating income decreased 3.8% over last year, to $42.8 million.

Other Income and Deductions
- ---------------------------

     Allowance for equity funds used during construction increased $.6 million due to an increased construction base.

     Costs of withdrawn tender offer and related income taxes decreased due to a one-time, non-recurring charge associated with costs incurred by Enterprises in its attempt to acquire PSI, recorded in September, 1993.

Interest and Other Charges
- --------------------------

     Allowance for borrowed funds used during construction increased $.3 million due to an increased construction base.


  Comparison of Nine Months Ended September 30, 1994 and September 30, 1993
  -------------------------------------------------------------------------

     Earnings per share during the first nine months of 1994 were $2.00 or $.48 above the $1.52 attained during the first nine months of 1993, reflecting the one-time, non-recurring charge for costs associated with the tender offer to shareholders of PSI, recorded in September, 1993.
The following discussion highlights the factors contributing to the year-to-date results.

Operations
- ----------

     The increase in electric operating revenues of $18.5 million was the result of a combination of colder weather during the first quarter of 1994 and warmer weather during the second quarter of 1994 compared to the same period one year ago. Contributing to the higher revenues was an increase in retail electric KWH sales of $10.8 million, and higher fuel cost adjustment recoveries of $5.4 million. Sales for resale also increased $2.7 million, due to increased energy sales to neighboring utilities. Miscellaneous revenues decreased $.4 million. The following table is a summary of KWH sales to each customer class:

                Retail KWH Sales By Customer Class
                        In Millions of KWHs
                  Nine Months Ended September 30,

                            1994        1993       % Change
                           -------    -------      --------

          Residential      3,230.5    3,128.3         3.3%
          Commercial       1,714.2    1,689.7         1.4
          Industrial       4,769.9    4,683.8         1.8
          Other               54.8       52.4         4.6
                           -------    -------
             Total Retail  9,769.4    9,554.2         2.3
                           =======    =======

     Fuel costs increased $11.1 million due to increased deferred fuel costs of $4.6 million and increased fuel consumption of $3.4 million as well as increased prices of $3.1 million. Other operating expenses increased $4.7 million primarily due to increased administrative and general expenses of $2.4 million of which $1.8 million is due to increased employee benefit costs and salaries and $.6 million is due to increased outside services and property insurance costs, increased electric and steam distribution expenses of $1.1 million, increased miscellaneous steam power station expenses and operation supervision expenses at Petersburg plant of $.9 million, and increased miscellaneous operating expenses at Stout plant of $.3 million. Purchased steam decreased $.3 million due to a decrease in prices for purchases from an independent resource recovery system located within the city of Indianapolis.

     Depreciation expense increased $6.5 million primarily due to an adjustment to property held for future use and as a result of an increase in the utility plant balance.

     Income taxes - net decreased $3.8 million primarily due to an increase in interest expenses and a decrease in deferred taxes.

     As a result of the foregoing, utility operating income increased 1.7% over last year, to $113.8 million.

Other Income and Deductions
- ---------------------------

     Allowance for equity funds used during construction increased $1.3 million due to an increased construction base.

     Costs of withdrawn tender offer and related income taxes decreased due to a one-time, non-recurring charge associated with costs incurred by Enterprises in its attempt to acquire PSI, recorded in September, 1993.

     Other - net, which includes the pre-tax operations other than IPL, decreased $3.9 million, primarily due to decreased investment income from financial investments, decreased operating income of Mid-America Capital Resources, and costs of district cooling operations in Cleveland, Ohio, which did not begin operations until April, 1993.

Interest and Other Charges
- --------------------------

     Interest expense increased $2.6 million primarily due to the issuance of $180 million long-term debt on February 3, 1994. The increase in interest expense for year-to-date 1994 was partially offset by decreased expense as a result of refinancing certain first mortgage bonds during 1994 and 1993 with more favorable terms.

     Allowance for borrowed funds used during construction increased $.9 million due to an increased construction base.

                    PART II - OTHER INFORMATION
                    ---------------------------


Item 1.  Legal Proceedings
- --------------------------

     There were no further changes to the Legal Proceedings as set forth in IPALCO's Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the period ended June 30, 1994, except as follows:


     With respect to the appeal of the Indiana Utility Regulatory Commission's
(IURC) order approving IPL's Environmental Compliance Plan now pending in the Indiana Court of Appeals, on June 17, 1994, the Office of Utility
Consumer Counselor (OUCC), the Citizens Action Coalition and the
Industrial Intervenors Group filed their respective appellants' briefs.
IPL filed its appellee's brief on September 6, 1994 and the State of Indiana filed an amicus brief on October 3, 1994 in support of the constitutionality of the Indiana law that governs the Environmental
Compliance proceedings before the IURC. On October 24, 1994 appellants filed their reply briefs.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

     a)    Exhibits
           --------

                 None

     b)    Reports on Form 8-K
           -------------------

                 A report on Form 8-K, dated September 27, 1994, reporting
           Item 5, "Other Event" and Item 7, "Exhibits", with respect to the announced delay of IPL's proposed Patriot electric generating unit.

                            Signatures
                            ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              IPALCO ENTERPRISES, INC.
                                           ------------------------------
                                                    (Registrant)



Date:  November 14, 1994                    /s/ John R. Brehm
       -----------------                   ------------------------------
                                            John R. Brehm
                                            Vice President and Treasurer



Date:  November 14, 1994                    /s/ Stephen J. Plunkett
       -----------------                   ------------------------------
                                            Stephen J. Plunkett
                                            Controller