Form 10-K
period 1994-12-31
IPALCO ENTERPRISES INC
filed 1995-03-02
CIK 728391

SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549

                                 FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
            Exchange Act of 1934
         (Fee Required)

     For the fiscal year ended
         December 31, 1994                    Commission File Number  1-8644

                          IPALCO ENTERPRISES, INC.
            (Exact name of Registrant as specified in its charter)

          Indiana                                   35-1575582
     (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)            Identification No.)

            25 Monument Circle
            Indianapolis, Indiana                      46204
     (Address of principal executive offices)        (Zip Code)

    Registrants's telephone number, including area code:  317-261-8261

    Securities Registered Pursuant to Section 12(b) of the Act:

    Title of Each Class             Name of Each Exchange on Which Registered
    -------------------             -----------------------------------------

    IPALCO Enterprises, Inc.              New York Stock Exchange
      Common Stock (without par value)    Chicago Stock Exchange

    Securities Registered Pursuant to Section 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
    past 90 days.   Yes    X      No
                       --------     ---------
    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
    this Form 10-K or any amendment to this Form 10-K.   (   )

    As of January 31, 1995, the aggregate market value of the voting stock held by non-affiliates of the registrant was: $1,103,855,002. As of January 31, 1995, there were 37,755,966 shares of the registrant's common stock (without par value) outstanding.

                   -----------------------------------------

    DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the IPALCO Enterprises, Inc. definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 1995 are incorporated by reference into Part III of this Report.

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

         DESCRIPTION OF BUSINESS OF SUBSIDIARIES

                   INDIANAPOLIS POWER & LIGHT COMPANY

         GENERAL

              IPL is engaged primarily in generating, transmitting, distributing and selling electric energy in the city of Indianapolis and neighboring cities, towns, communities, and adjacent rural areas, all within the state of Indiana, the most distant point being about forty miles from Indianapolis. It also produces, distributes and sells steam within a limited area in such city. There have been no significant changes in the services rendered, or in the markets or methods of distribution, since the beginning of the fiscal year. IPL intends to do business of the same general character as that in which it is now engaged. No private or municipally-owned electric public utility companies are competing with IPL in the territory it serves.

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

              Also, IPL and 28 other electric utilities, known as the East Central Area Reliability Group (the Group), are cooperating under an agreement which provides for coordinated planning of generating and transmission facilities and the operation of such facilities to provide maximum reliability of bulk power supply in the nine-state region served by the Group. Smaller electric utility systems, Independent Power Producers, and Power Marketers participate as associate members.

              In 1994, approximately 99.6% of the total kilowatthours sold by IPL were generated from coal, .3% from middle distillate fuel oil and .1% from secondary steam purchased from the Indianapolis Resource Recovery Project. In addition to use in oil-fired generating units, fuel oil is used for start up and flame stabilization in coal-fired generating units as well as for coal thawing and coal handling. Gas fuel is used in IPL's newer combustion turbines.

              IPL's long-term coal contracts provide for the supply of the major portion of its burn requirements through the year 1999, assuming environmental regulations can be met. The long-term coal agreements are with four suppliers and the coal is produced entirely in the state of Indiana. These four suppliers are located in Daviess, Greene, Knox and Warrick counties, and are not affiliates of IPL. See Exhibits listed under Part IV
         Item 14(a)3(20.1). It is presently believed that all coal used by IPL will be mined by others. IPL normally carries a 70-day supply of coal and fuel oil to offset unforeseen occurrences such as labor disputes, equipment breakdowns and power sales to other utilities. When strikes are anticipated in the coal industry, IPL increases its stockpile to an approximate 92-day supply.

              The combined cost of coal and fuel oil used in the generation of electric energy for 1994 averaged 1.162 cents per kilowatthour or $24.95 per equivalent ton of coal, compared with the 1993 average fuel cost for electric generation of 1.151 cents per kilowatthour or $24.49 per equivalent ton of coal.

              IPL has a long-term contract to purchase steam for use in its steam distribution system with Ogden Martin Systems of Indianapolis, Inc. (Ogden Martin). Ogden Martin owns and operates the Indianapolis Resource Recovery Project which is a waste-to-energy facility located in Marion County, Indiana. During 1994, IPL's steam system purchased 51.1% of its total therm requirement from Ogden Martin. Additionally, 30.2% of its 1994 one-hour peak load was met with steam purchased from Ogden Martin. IPL also purchased 4.9 million secondary therms which represent Ogden Martin send-out in excess of the IPL steam system requirements. Such secondary steam is used to produce electricity at the IPL Perry K and Perry W facilities.

         CONSTRUCTION

              The cost of IPL's construction program during 1994, 1993 and 1992 was $185.6 million, $149.3 million and $115.3 million, respectively, including Allowances for Funds Used During
         Construction (AFUDC) of $7.3 million, $3.6 million and $3.2 million, respectively.

              IPL's construction program is reviewed periodically and is updated to reflect among other things the changes in economic conditions, revised load forecasts and cost escalations under construction contracts. The most recent projections indicate that IPL will need about 600 megawatts (MW) of additional capacity resources by the year 2000. IPL plans to meet this need through the combination of the use of Demand Side Management, power purchases and peaking turbines.

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

              IPL's construction program for the five-year period 1995-1999, is estimated to cost $608.9 million including AFUDC. The estimated cost of the program by year (in millions) is $213.6 in 1995; $93.6 in 1996; $87.8 in 1997; $99.1 in 1998; and $114.8 in
         1999. It includes $73.6 million for two 80 MW combustion turbines with in-service dates of 1999 and 2000, respectively. The forecast also includes $253.1 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting distribution. With respect to the expenditures for pollution control facilities to comply with the Clean Air Act and with respect to the regulatory authority of the IURC as it relates to the integrated resource plan, see "REGULATORY MATTERS" and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

         FINANCING

              Long-term debt, internally generated funds and temporary short-term borrowings are forecasted to provide the funds required for the five-year construction program. Uncertainties which could affect this forecast include the impact of inflation on operating expenses, the actual degree of growth in KWH sales and the level of interchange sales with other utilities. Additionally, IPL has authority from the IURC to redeem and replace certain of its existing securities.

         EMPLOYEE RELATIONS

              As of December 31, 1994, IPL had 2,238 employees of whom 1,129 were represented by the International Brotherhood of Electrical Workers, AFL-CIO (IBEW) and 398 were represented by the Electric Utility Workers Union (EUWU), an unaffiliated labor organization. In December 1993, the membership of the IBEW ratified a new labor agreement which remains in effect until December 16, 1996. The agreement provided for general pay adjustments of 4% in 1993 and 3.5% in 1994, and provides for a 3.5% adjustment in 1995, and changes in pension and health care coverage. In March 1992, the membership of the EUWU ratified a new labor agreement which was in effect until February 27, 1995. IPL and the EUWU are currently negotiating a new agreement, and the current agreement has been extended through March 13, 1995. The agreement provided for general pay adjustments of 4.5% in both 1992 and 1993, and 3% in 1994, as well as changes in health care coverage.


         REGULATORY MATTERS

              IPL is subject to regulation by the IURC as to its services and facilities, valuation of property, the construction, purchase or lease of electric generating facilities, classification of accounts, rates of depreciation, rates and charges, issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters. For a description of the current rate proceeding, see
         Item 3, "LEGAL PROCEEDINGS."

              In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission, in respect of short-term borrowings not regulated by the IURC, the transmission of electric energy in interstate commerce, the classification of its accounts and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act.

              IPL is also subject to federal, state, and local environmental laws and regulations, particularly as to generating station discharges affecting air and water quality. The impact of such regulations on the capital and operating costs of IPL has been and will continue to be substantial. IPL's 1995-1999 construction program includes $176 million in environmental costs, including AFUDC, of which approximately $142 million pertains to the Clean Air Act. Accordingly, IPL has developed a plan to reduce sulfur dioxide and nitrogen oxide emissions from several generating units. This plan has been approved by the IURC. Estimated annual costs for all air, solid waste, and water environmental compliance measures are $131 million and $27 million in 1995 and 1996, respectively. See also Item 3, "LEGAL PROCEEDINGS."


            MID-AMERICA CAPITAL RESOURCES, INC. (Mid-America)

         GENERAL

              Mid-America, the holding company for the unregulated activities of IPALCO, has as subsidiaries Indianapolis Campus Energy, Inc. (ICE), Store Heat And Produce Energy, Inc. (SHAPE) and Mid-America Energy Resources, Inc. (Energy Resources). Mid-America also holds an investment in the Evergreen Media Corporation (Evergreen). Energy Resources has as subsidiaries Cleveland Thermal Energy Corporation (Cleveland Thermal) and Cleveland District Cooling Corporation (Cleveland Cooling).

              Energy Resources was formed on November 17, 1989, to construct and operate a multi-phased district cooling system located near downtown Indianapolis. Operations commenced in mid-1991. On November 1, 1994, Energy Resources announced that its Indianapolis, Indiana district cooling system with a cooling capacity of 20,000 tons had become fully subscribed. In 1991, Energy Resources acquired Cleveland Thermal, which owns and operates the district steam heating system in Cleveland, Ohio. During 1992, Energy Resources formed Cleveland Cooling for the purpose of constructing and operating a district cooling system in downtown Cleveland. Operations commenced April 15, 1993. Both Cleveland Thermal and Cleveland Cooling jointly conduct business under the name Cleveland Energy Resources.


         At December 31, 1994, Mid-America held 70% of the common stock of SHAPE. SHAPE conducts research and development of energy storage technology.

              ICE was formed to construct, own, and operate energy systems in campus settings such as industrial complexes or college campuses. During 1993, ICE entered into a contractual agreement with Eli Lilly and Company (Lilly) to provide cooling capacity to the Lilly Technical Center, in Indianapolis, Indiana, commencing in 1996. Construction of the chilled water facility, located near Morris Street and Kentucky Avenue in Indianapolis, began in late-1994 with operations scheduled to begin in early 1996.

              Mid-America holds a $7.4 million investment in Evergreen, representing approximately 4% equity ownership at December 31, 1994. Evergreen owns and operates eleven radio stations in major markets across the United States.

              During the next five years, 1995-1999, IPALCO may continue to become involved in unregulated businesses through the formation of one or more additional Mid-America subsidiaries. The sources of capital to finance these subsidiaries will be determined at the time they are established. Opportunities for future diversification investments into other businesses are continually being reviewed.

         CONSTRUCTION AND FINANCING

              During 1994, 1993 and 1992, the construction expenditures of Mid-America and its subsidiaries totaled $8.6 million, $8.7 million and $29.9 million respectively. These costs were financed with internal funds and a $9.5 million debt issue in 1991, and a $2.4 million construction loan in 1994.

              Construction requirements during the next five years are estimated to be $15.3 million, $.5 million, $21.3 million, $22.0 million and $33.2 million for ICE, SHAPE, Energy Resources, Cleveland Thermal and Cleveland Cooling, respectively. Such expenditures are highly contingent upon the development of markets for the products and services offered by the Mid-America family of companies. The cash requirements of ICE, SHAPE, Energy Resources, Cleveland Thermal and Cleveland Cooling are expected to be funded by Mid-America from existing liquid assets, future cash flows from operations and $53.3 million of project specific debt financing.

         EMPLOYEES

              As of December 31, 1994, Mid-America had 10 employees, Energy Resources had 20 employees, Cleveland Thermal had 83 employees, Cleveland Cooling had 8 employees, and SHAPE had 4 employees. There were no labor organizations.






                                IPALCO ENTERPRISES, INC.
                           STATISTICAL INFORMATION - ELECTRIC

The following table of statistical information presents additional data on IPL's operation.
                                                                            Year Ended December 31,
                                             ----------------------------------------------------------------------------------
                                                  1994             1993             1992             1991             1990
                                             --------------   --------------   --------------   --------------   --------------
Operating Revenues (In Thousands):
  Residential                                $      230,805   $      225,138   $      212,757   $      224,039   $      207,734
  Small industrial and commercial                   129,346          127,551          126,588          135,456          134,514
  Large industrial and commercial                   266,703          255,945          243,446          237,200          225,586
  Public lighting                                     6,949            7,186            7,133            7,106            7,122
  Miscellaneous                                       7,186            7,373            6,018            6,960            6,598
                                             --------------   --------------   --------------   --------------   --------------
    Revenues - ultimate consumers                   640,989          623,193          595,942          610,761          581,554
  Sales for resale - REMC                             1,098              897              861              900              759
  Sales for resale - other                            7,680            5,237            2,400            4,197           10,418
                                             --------------   --------------   --------------   --------------   --------------
      Total electric revenues                $      649,767   $      629,327   $      599,203   $      615,858   $      592,731
                                             ==============   ==============   ==============   ==============   ==============
Kilowatthour Sales (In Millions):
  Residential                                         4,077            4,014            3,675            3,960            3,585
  Small industrial and commercial                     2,207            2,202            2,171            2,331            2,322
  Large industrial and commercial                     6,306            6,169            5,843            5,612            5,399
  Public lighting                                        64               62               64               64               65
                                             --------------   --------------   --------------   --------------   --------------
    Sales - ultimate consumers                       12,654           12,447           11,753           11,967           11,371
  Sales for resale - REMC                                26               24               23               23               20
  Sales for resale - other                              456              321              169              256              555
                                             --------------   --------------   --------------   --------------   --------------
      Total kilowatthours sold                       13,136           12,792           11,945           12,246           11,946
                                             ==============   ==============   ==============   ==============   ==============
Customers at End of Year:
  Residential                                       360,347          356,015          352,139          347,718          344,094
  Small industrial and commercial                    38,849           38,359           38,171           38,011           37,863
  Large industrial and commercial                     3,525            3,342            3,163            2,952            2,714
  Public lighting                                       266              252              239              229              212
                                             --------------   --------------   --------------   --------------   --------------
    Total ultimate consumers                        402,987          397,968          393,712          388,910          384,883
  Sales for resale - REMC                                 1                1                1                1                1
                                             --------------   --------------   --------------   --------------   --------------
      Total electric customers                      402,988          397,969          393,713          388,911          384,884
                                             ==============   ==============   ==============   ==============   ==============
Miscellaneous Statistics:
  Kilowatthour output (In Millions):
    Generated (net after station use)                13,580           13,254           12,525           12,851           12,254
    Purchased                                           206              325              126              160              300
                                             --------------   --------------   --------------   --------------   --------------
      Total generated and purchased                  13,786           13,579           12,651           13,011           12,554
  Company use, line loss, etc.                          650              787              706              765              608
                                             --------------   --------------   --------------   --------------   --------------
        Energy sold                                  13,136           12,792           11,945           12,246           11,946
                                             ==============   ==============   ==============   ==============   ==============
  Load factor (percent)                               57.64            57.44            56.72            56.37            54.83
  Average BTU per net kilowatthour                   10,445           10,503           10,385           10,455           10,474
  Cost of fuel per million BTU               $        1.112   $        1.096   $        1.103   $        1.113   $        1.109
  Cost of fuel per ton (includes oil
    stated in equivalent tons of coal)       $       24.946   $       24.488   $       24.547   $       24.804   $       24.711
  Summer plant capability (megawatts)*                2,907            2,829            2,829            2,829            2,829
  Maximum demand on IPL system (megawatts)*           2,640            2,635            2,505            2,583            2,498
  Average use per residential
    customer (kilowatthours)                         11,393           11,345           10,515           11,460           10,514
  Average revenue per residential customer   $       645.02   $       636.28   $       608.68   $       648.36   $       609.29
  Average revenue per small industrial and
    commercial customer                      $     3,327.04   $     3,310.59   $     3,305.94   $     3,552.03   $     3,566.13
  Average revenue per large industrial and
    commercial customer                      $    77,960.62   $    78,055.83   $    79,324.43   $    83,816.09   $    87,065.08
  Average residential revenue per
    kilowatthour (cents)                              5.662            5.609            5.789            5.658            5.795




*  All figures are net of station use.









































Item 2.  PROPERTIES

         IPL

              IPL's executive offices are located at 25 Monument Circle, Indianapolis, Indiana. This facility contains approximately 201,300 square feet of space and contains certain administrative operations of IPALCO's subsidiaries.

              IPL also owns two service centers located at 1230 West Morris Street and 3600 North Arlington Avenue, both in Indianapolis, Indiana. IPL's customer service center is located at 2102 North Illinois Street in Indianapolis.

              IPL owns and operates five primarily coal-fired generating plants, three of which are used for total electric generation and two of which are used for a combination of electric and steam generation. In relation to electric generation, there exists a total gross nameplate rating of 2,960 MW, a winter capability of 2,962 MW and a summer capability of 2,907 MW. All figures are net of station use. In relation to steam generation, there exists a gross capacity of 2,290 Mlbs. (thousands of pounds) per hour.

              Total Electric Stations:

              H. T. Pritchard plant (Pritchard), 25 miles southwest of
                Indianapolis (six units in service - one in 1949, 1950, 1951, two in 1953 and one in 1956) with 367 MW nameplate rating and net winter and summer capabilities of 344 MW and 341 MW, respectively.

              E. W. Stout plant (Stout) located in southwest part of Marion
                County (five units in service - one each in 1941, 1947, 1958, 1961 and 1973) with 846 MW nameplate rating and net winter and summer capabilities of 898 MW and 845 MW, respectively.

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

              Net electrical generation during 1994, at the Petersburg, Stout and Pritchard stations accounted for about 74.9%, 21.1% and 4.0%, respectively, of IPL's total net generation. All steam generation by IPL for the steam system was produced by the Perry K and Perry W stations.

              Included in the above totals are three gas turbine units at the Stout station added in 1973 and one gas turbine added in 1994 with a combined nameplate rating of 139 MW, one diesel unit each at Pritchard and Stout stations, and three diesel units at Petersburg station, all added in 1967. Each diesel unit has a nameplate rating of 3 MW.

              IPL's transmission system includes 454 circuit miles of 345,000 volt lines, 360 circuit miles of 138,000 volt lines and 274 miles of 34,500 volt lines. Distribution facilities include 4,689 pole miles and 19,807 wire miles of overhead lines. Underground distribution and service facilities include 436 miles of conduit and 4,900 wire miles of conductor. Underground street lighting facilities include 107 miles of conduit and 670 wire miles of conductor. Also included in the system are 76 bulk power substations and 84 distribution substations.

              Steam distribution properties include 24 miles of mains with 276 services. Other properties include coal and other minerals, underlying 798 acres in Sullivan County and coal underlying about 6,215 acres in Pike and Gibson Counties, Indiana. Additional land, approximately 4,722 acres in Morgan County, Indiana and approximately 884 acres in Switzerland County, Indiana has been purchased for future plant sites.

              All of the facilities owned by IPL are well-maintained, in good condition and adequate to meet the present needs of IPL.

              The Mortgage and Deed of Trust of IPL, together with the Supplemental Indentures thereto (the "Mortgage"), secure first mortgage bonds issued by IPL. Pursuant to the terms of the Mortgage, substantially all property owned by IPALCO and its subsidiaries is subject to a direct first mortgage lien.

         OTHER SUBSIDIARIES

              Energy Resources owns and operates a district cooling facility located near downtown Indianapolis, which is designed to distribute chilled water to subscribers located downtown for their air conditioning needs. The plant is equipped with four 5,000 ton chillers powered by steam purchased from IPL.

              Cleveland Thermal owns and operates two steam plants in Cleveland, Ohio, with a total of nine boilers having a gross capacity of 1,050 Mlbs. per hour. The distribution system includes 20 miles of mains with 230 services.

              Cleveland Cooling owns and operates a district cooling facility located near downtown Cleveland, which is designed to distribute chilled water to subscribers located downtown for their air conditioning needs. The plant is equipped with two 5,000 ton chillers.







Item 3.  LEGAL PROCEEDINGS


              On August 18, 1993, the IURC entered an order in Cause No. 39437, approving IPL's Environmental Compliance Plan to comply with the Clean Air Act Amendments of 1990. The estimated cost of IPL's Environmental Compliance Plan is approximately $250 million before including allowance for funds used during construction. A primary part of IPL's Plan, scrubbing IPL's Petersburg 1 and 2 coal-fired units by 1996 to enable IPL to continue to burn high sulfur coal, was opposed by the Office of Utility Consumer Counselor (OUCC), the Citizens Action Coalition (CAC) and the Industrial Intervenors Group (IIG). OUCC, CAC and IIG appealed the Commission's order to the Indiana Court of Appeals. On June 17, 1994, the OUCC, CAC and IIG filed their respective appellants' briefs. IPL filed its appellee's brief on September 6, 1994 and the state of Indiana filed an amicus brief on October 3, 1994 in support of the constitutionality of the Indiana law that governs the Environmental Compliance proceedings before the IURC. On October 24, 1994 appellants filed their reply briefs, and a decision is anticipated during 1995.

              In the retail electric rate case now pending before the IURC, a prehearing conference was held on June 8, 1994, and an order was issued July 20, 1994, establishing a test year ending June 30, 1994. Pursuant to the order, IPL prefiled its case-in-chief on October 11, 1994, and hearings on IPL's case-in-chief commenced on February 7, 1995. The order further established the following procedural schedule: April 21, 1995, the OUCC and intervenors prefile their respective cases-in-chief; May 26, 1995, IPL prefiles its Supplemental testimony and rebuttal case; June 16, 1995, OUCC and intervenors file cross answering and surrebuttal testimony; July 10, 1995, hearings commence on OUCC and intervenors cases-in-chief and all Supplemental and rebuttal testimony. A hearing for the public pursuant to Indiana Statute will be held between April 21, 1995 and July 10, 1995 on a date later to be determined by the IURC. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - 1994 Rate Proceeding" for additional information regarding the rate proceeding.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None















EXECUTIVE OFFICERS OF THE REGISTRANT AT FEBRUARY 28, 1995.

     Name, age (at December 31, 1994), and positions and offices held for the past five years:

                                                  From              To
      John R. Hodowal (49)
        Chairman of the Board and
          President of IPALCO                   May, 1989
        Vice President and Treasurer
          of IPALCO                             September, 1983  May, 1989
        Chairman of the Board of IPL            February, 1990
        Chief Executive Officer of IPL          May, 1989
        Executive Vice President
          of IPL                                April, 1987      May, 1989

      Ramon L. Humke (62)
        Vice Chairman of IPALCO                 May, 1991
        President and Chief Operating
          Officer of IPL                        February, 1990
        President and Chief Executive
          Officer of Ameritech Services
          and Senior Vice President of
          Ameritech Bell Group                  September, 1989  February, 1990
        President and Chief Executive
          Officer of Indiana Bell
          Telephone Company                     October, 1983   September, 1989

      John R. Brehm (41)
        Vice President and Treasurer
          of IPALCO                             May, 1989
        Assistant Secretary and Assistant
          Treasurer of IPALCO                   December, 1983  May, 1989
        Senior Vice President -
          Finance and Information
          Services of IPL                       May, 1991
        Senior Vice President - Financial
          Services of IPL                       May, 1989       May, 1991
        Treasurer of IPL                        August, 1987    May, 1989

      Maurice O. Edmonds (63)
        Vice President - Corporate
          Affairs of IPALCO                     December, 1992
        Vice President - Human
          Resources of IPL                      May, 1989       December, 1992
        Vice President - General
          Services of IPL                       July, 1988      May, 1989

      N. Stuart Grauel (50)
        Vice President - Public Affairs
          of IPALCO                             May, 1991
        Vice President - Public Affairs
          of IPL                                May, 1989       May, 1991
        Public Affairs Manager of IPL           October, 1981   May, 1989






                                                    From            To

      Joseph A. Gustin (47)
        President of Mid-America                  December, 1994
        Vice President of SHAPE                   May, 1993
        President of ICE                          April, 1993
        President of Energy Resources             May, 1991
        Vice President of Mid-America             May, 1991      December, 1994
        Vice President of Energy
          Resources                               January, 1990  May, 1991
        Vice President - Steam Operations
          of IPL                                  May, 1989      May, 1991
        Manager - Power Production of
          IPL                                     June, 1981     May, 1989

      Robert W. Rawlings (53)
        Senior Vice President -
          Electric Production of IPL              May, 1991
        Vice President - Electric
          Production of IPL                       May, 1989      May, 1991
        Vice President - Engineering
          and Construction of IPL                 April, 1986    May, 1989

      Bryan G. Tabler (51)
        Vice President -
          Secretary and General Counsel of IPALCO January, 1995
        Senior Vice President -
          Secretary and General Counsel of IPL    January, 1995
        Partner, Barnes & Thornburg               January, 1979  October, 1994

      Gerald D. Waltz (55)
        Senior Vice President -
          Business Development of IPL             May, 1991
        Senior Vice President -
          Engineering and Operations of IPL       April, 1986    May, 1991

      Max Califar (41)
        Vice President - Human
          Resources of IPL                        December, 1992
        Assistant Treasurer of IPALCO             May, 1989      December, 1992
        Treasurer of IPL                          May, 1989      December, 1992
        Assistant Controller of IPL               July, 1987     May, 1989

      Steven L. Meyer (36)
        Assistant Treasurer of IPALCO             May, 1993
        Treasurer of IPL                          December, 1992

      Stephen J. Plunkett (46)
        Controller of IPALCO
          and IPL                                 May, 1991
        Assistant Controller of
          IPL                                     May, 1989      May, 1991








                                PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
         HOLDER MATTERS

        At December 31, 1994, IPALCO had 25,682 holders of common stock (including approximately 2,578 shareholders who hold shares only through IPALCO's Automatic Dividend Reinvestment and Stock Purchase Plan). IPALCO's common stock is principally traded on the New York Stock Exchange and the Chicago Stock Exchange. The high and low sale prices for IPALCO's common stock during 1994 and 1993 as reported on the Composite Tape in The Wall Street Journal, were as follows:
                               1994                    1993
                         High        Low          High       Low
                      Sale Price  Sale Price   Sale Price Sale Price
                      ----------------------   ---------------------
        First Quarter    $35 3/8   $31 5/8        $40       $34 3/8
        Second Quarter    32 3/8    28 1/4         39 1/4    35 1/2
        Third Quarter     31 3/8    28 1/2         38 3/4    35 3/4
        Fourth Quarter    31 3/8    28 1/2         38        33 1/8

        The high and low sale prices for IPALCO's common stock as reported on the Composite Tape in The Wall Street Journal for the period January 1, 1995, through February 28, 1995, were:
     High - $33 7/8, Low - $29 7/8.

        Quarterly dividends paid on the common stock during 1994 and 1993 were as follows:

                                          1994       1993
                                          ----       ----
                 First Quarter            $.51       $.49
                 Second Quarter            .53        .51
                 Third Quarter             .53        .51
                 Fourth Quarter            .53        .51

            The IPALCO's Board of Directors at its meeting on February 28, 1995, declared a regular quarterly dividend on common stock of $.54 per share, payable April 15, 1995, to shareholders of record on March 24, 1995.

        Dividend Restrictions

        The following restrictions pertain to IPL but, to the extent that the dividends of IPALCO depend upon IPL earnings, may have an effect on IPALCO.

        So long as any of the several series of bonds of IPL issued under the Mortgage and Deed of Trust, dated as of May 1, 1940, as supplemented and modified, executed by IPL to American National Bank and Trust Company of Chicago, as Trustee, remain outstanding, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in Section 47 of such Mortgage, after December 31, 1939. The amount which these Mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 1994, exceeded retained earnings at that date. Such restrictions do not apply to the declaration or payment of dividends upon any shares of capital stock of any class to an amount in the aggregate not in excess of $1,107,155, or to the application to purchase or redemption of any shares of capital stock of any class of amounts not to exceed in the aggregate the net proceeds received by IPL from the sale of any shares of its capital stock of any class subsequent to December 31, 1939. IPL believes these restrictions will not restrict anticipated dividends.




















































Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA
           ------------------------------------

(In Thousands Except Per Share Amounts     1994            1993            1992            1991            1990
- --------------------------------------------------------------------------------------------------------------------
Total utility operating revenues     $      686,076  $      664,303  $      633,203  $      647,873  $      621,578
Utility operating income                    143,310         142,368         134,240         149,876         143,906
Allowance for funds used during
  construction                                9,381           5,527           5,081           2,611           2,044
Net income                                   92,994          75,422          88,342         101,998          96,939
Utility plant - net                       1,711,772       1,608,871       1,532,964       1,488,940       1,463,622
Total assets                              2,091,078       1,966,023       1,894,427       1,804,012       1,779,072
Utility construction expenditures           178,295         145,765         112,037          94,633          89,536
Nonutility construction expenditures          9,402           8,788          29,842          14,031          12,358
Common shareholders' equity                 801,945         787,211         787,739         769,787         738,381
Nonredeemable cumulative
  preferred stock                            51,898          51,898          51,898          51,898          51,898
Long-term debt (less current
  maturities and sinking
  fund requirements)                        665,971         541,760         550,141         547,218         536,580
Earnings per share of common stock
  (based on weighted average number
  of shares outstanding)                       2.46            2.00            2.35            2.72            2.58
Dividends declared per share of
  common stock                                 2.12            2.04            1.96            1.88            1.80








See consolidated financial statements.






















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

         Rate Matters

                        1994 Rate Proceeding

          IPL has asked the Indiana Utility Regulatory Commission
      (IURC) to approve a new schedule of electric rates. The overall rate increase amounts to about 13.9% and is estimated to generate additional annual revenues of $87.7 million. Under IPL's proposal, the percent of increase will vary for different customer classes. Hearings on IPL's request began on February 7, 1995. IPL anticipates an IURC order in this proceeding before 1996. There is no assurance that IPL's request will be granted, or if granted, how much revenue will be produced. IPL last received an order from the IURC authorizing an increase in electric basic rates and charges in August 1986.

                    Environmental Compliance Plan

          IPL is subject to the air quality provisions specified in the federal Clean Air Act Amendments of 1990 and related regulations (the Act). During 1993, IPL obtained an order from the IURC approving its Environmental Compliance Plan, together with the costs and expenses associated therewith, which provides for the installation of sulfur dioxide and nitrogen oxide emissions abatement equipment and the installation of continuous emission monitoring systems to meet the requirements of both Phase I and Phase II of the Act - See "Capital Requirements." Certain intervenors in the hearing before the IURC have appealed that order. Briefs on this appeal have been filed by all parties, and a decision is anticipated during 1995. As required by the Act, IPL filed its proposed compliance plan with the Environmental Protection Agency (EPA) in February 1993 and subsequently received all required EPA permits pursuant to its plan during 1994.

              Effective January 1, 1995, IPL received annual emission "allowances" for certain of its generating units. Each allowance permits the emission of one ton of sulfur dioxide.
      IPL presently expects that annual sulfur dioxide emissions will not exceed annual allowances provided to IPL under the Act. Allowances not required in the operation of IPL facilities may be reserved for future periods or sold. The value of such unused allowances that may be available to IPL for use in future periods or for sale is subject to a developing market and is unknown at this time. The IURC order provides for the deferral of net gains and losses resulting from any sale of emission allowances. The order further provides for the amortization of such deferrals, as an expense reduction or as an expense, to be included in the ordinary, necessary and reasonable expenses for ratemaking purposes, on a basis to be determined in a future general retail electric rate proceeding.

                   Demand Side Management Program

          On September 8, 1993, IPL obtained an order from the IURC approving a Stipulation of Settlement Agreement between IPL, the Office of Utility Consumer Counselor, Citizens Action Coalition of Indiana, Inc., an industrial group, the Trustees of Indiana University and the Indiana Alliance for Fair Competition relating to IPL's Demand Side Management (DSM) Program. The order provides for the deferral, as regulatory assets, and subsequent recognition as ordinary, necessary and reasonable expenses for ratemaking purposes of certain approved DSM costs. The order also provides for the recording of a carrying charge on deferred costs until recognized in the future for ratemaking purposes. IPL has requested costs deferred through January 31, 1995, be recognized in its current electric rate proceeding.

                       Postretirement Benefits

          On December 30, 1992, the IURC issued an order authorizing Indiana utilities to account for postretirement benefits on the basis required by the Statement of Financial Accounting
      Standards No. 106, "Accounting for Postretirement Benefits other than Pensions," (SFAS 106). Generally, SFAS 106 requires the use of an accrual basis accounting method for determining annual costs of postretirement benefits. Prior to 1993, IPL used a pay-as-you-go method to account for such costs. IPL was required to adopt SFAS 106 effective January 1, 1993. Additionally, the order authorized the deferral as a regulatory asset of SFAS 106 costs in excess of such costs determined on a pay-as-you-go basis. The order further provides for the recognition as ordinary, necessary and reasonable expenses for ratemaking purposes of such costs in a subsequent general rate proceeding on an individual company basis in an amount to be determined in each such proceeding. IPL is deferring as a regulatory asset the nonconstruction related SFAS 106 costs associated with its electric business. IPL is expensing its nonconstruction related SFAS 106 costs associated with its steam business. IPL has requested recognition as ordinary, necessary and reasonable expenses for ratemaking purposes of its electric SFAS 106 cost, including amortization of deferred amounts, in its current general electric rate proceeding.




       Voluntary Employee Beneficiary Association (VEBA) Trust Agreement

          On August 30, 1994, the Board of Directors of IPALCO adopted a VEBA Trust for the funding of postretirement health and life insurance benefits for retirees and their eligible dependents and beneficiaries of IPALCO, IPL and Mid-America. Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to covered persons consistent with accepted actuarial methods. To the extent these postretirement benefits are funded, the benefits will not be shown as a liability on IPALCO's consolidated financial statements. The VEBA Trust Agreement provides for full funding of the accumulated postretirement benefit obligation in the event of certain change of control transactions.

                     Regulatory Asset Deferrals

         Balance sheet deferrals of regulatory assets for DSM, postretirement benefits, income taxes, Petersburg Unit 4 costs and other such costs amounted to $86.2 million at December 31, 1994. Deferrals for such items are expected to increase during 1995 due to SFAS 106 and DSM costs and related carrying charges until an order in IPL's current retail electric rate proceeding becomes effective.

                         Future Rate Relief

          IPL may petition the IURC to increase its electric rates and charges during 1995. A final IURC order on such a request may not occur until 1996 or 1997.

                          Steam Rate Order

         The IURC authorized IPL to increase its steam system rates and charges over a six-year period beginning January 13, 1993. Accordingly, IPL will implement new steam tariffs in 1995 and later, designed to produce estimated additional annual steam operating revenues as follows:

                             Additional           Cumulative
                               Annual               Annual
              Year            Revenues             Revenues
              ----           ----------           ----------
              1995           $1,552,000           $5,535,000
              1996            1,625,000            7,160,000
              1997            2,384,000            9,544,000
              1998              370,000            9,914,000

         Capital Requirements

          The capital requirements of IPL are primarily driven by the need for facilities to ensure customer service reliability and environmental compliance and by the impact of maturing long-term debt.



                     Forecasted Demand & Energy

          From 1994 to 1999, annual peak demand is forecasted to experience a compound 1.3% increase, while retail kilowatthour
      (KWH) sales are anticipated to increase at a 1.8% compound growth rate. Both compound growth rates are computed assuming normal weather conditions and include the effects of DSM. IPL expects a reduction of about 133 megawatts (MW) of annual peak demand by the year 1999 as a result of DSM programs.

                      Integrated Resource Plan

          Sales growth projections indicate a need for about 600 MW of additional capacity resources by the year 2000. These resource requirements can be met in a variety of ways including, but not limited to, a combination of the use of DSM, power purchases and peaking turbines. IPL continues to review its integrated resource plan to consider the appropriateness of all resource options to meet capacity requirements over the decade of the 1990s and beyond.

          IPL has a well-defined, near-term integrated resource plan and is considering all reasonable options to meet its long-term capacity requirements. The following discussion makes certain assumptions regarding IPL's plans to meet these requirements.

          In order to maintain adequate capacity reserve margins in the near-term, IPL entered into a five-year firm power purchase agreement with Indiana Michigan Power Company (IMP), which expires March 31, 1997. Under this agreement, IPL is receiving 200 MW of capacity. The agreement provides for monthly capacity payments by IPL of $1.2 million through March 31, 1997. IPL can terminate the agreement should recognition of these demand charges as ordinary, necessary and reasonable expenses for ratemaking purposes be disallowed. IPL and IMP will also exchange 50 MW of seasonal power over the 1995-1999 period.

          IPL placed in-service two 80 MW combustion turbines, the first on April 20, 1994, and the second on January 13, 1995. Presently, IPL plans to add two additional 80 MW combustion turbines with in-service dates in 1999 and 2000. IPL also has options to extend the 200 MW firm power purchase agreement with IMP through December 31, 1997, and subsequently through November 30, 1999, with capacity payments of $1.2 million per month and $1.55 million per month, respectively. Under a 1993 agreement, IPL has an option to purchase from PSI Energy, Inc. up to 100 MW of limited reserve power during April 1996 through March 1997 and up to 250 MW during April 1997 through March 2001.

           Environmental Compliance Construction Requests

          The estimated capital cost of complying with the Act, as approved by the IURC, is approximately $260 million, including Allowance for Funds Used During Construction (AFUDC) of which $92.4 million has been expended prior to 1995. IPL further estimates that, subsequent to December 31, 1997, no significant capital expenditures will be required to bring generating units into compliance with the Act until the year 2010 or beyond.


                    Cost of Construction Program

          The cost of IPL's construction program during 1994, 1993 and 1992 was $185.6 million, $149.3 million and $115.3 million, including AFUDC of $7.3 million, $3.6 million and $3.2 million, respectively.

          IPL estimates the cost of the construction program for the five years, 1995-1999, to be approximately $608.9 million, including AFUDC of $33.3 million. This program is subject to continuing review and is revised from time to time in light of changes in the actual customer demand for electric energy, IPL's financial condition and construction cost escalations. In addition to costs of environmental compliance, the five-year construction program includes $73.6 million for the two 80 MW combustion turbines mentioned above. Additional expenditures will be incurred beyond 1999 for the capacity with in-service dates subsequent to 1999. Expenditures for the new capacity are contingent upon the review of other long-term and near-term options previously discussed.

         Retirement of Long-term Debt and Equity Securities

          During 1994, 1993 and 1992, IPL retired long-term debt, including sinking fund payments, of $86.5 million, $96.9 million and $75.0 million, respectively, which required replacement in part with other debt securities at a lower cost.

          IPL will retire $15.0 million and $11.3 million of maturing long-term debt during 1996 and 1997, respectively, which may require replacement in whole or in part with other debt or equity securities. In addition, other existing higher rate debt may be refinanced depending upon market conditions.

         Financing

                       Financing Requirements

          During the three-year period ended December 31, 1994, IPL's permanent financing totaled $376.5 million in long-term debt.
      The net proceeds of these securities were used to retire existing long-term debt of $266.2 million, including premiums, and to partially fund IPL's construction expenditures. The remaining cash requirements during this three-year period were funded with internally generated funds and short-term debt.

          Long-term debt, internally generated funds and temporary short-term borrowings are forecasted to provide the funds required for the five-year construction program. Uncertainties which could affect this forecast include the impact of inflation on operating expenses, the actual degree of growth in KWH sales and the level of interchange sales with other utilities. Additionally, IPL has authority from the IURC to redeem and replace certain of its existing securities.

                        Mortgage Restrictions

          IPL is limited in its ability to issue certain securities by restrictions under its Mortgage and Deed of Trust (Mortgage) and its Amended Articles of Incorporation (Articles). The restriction under the Articles requires that the net income of IPL, as specified therein, shall be at least one and one-half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding preferred stock and on any preferred stock proposed to be issued, before any additional preferred stock can be issued. The Mortgage restriction requires that net earnings as calculated thereunder be two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. Based on IPL's net earnings for the twelve months ended December 31, 1994, the ratios under the Articles and the Mortgage are 3.12 and 6.55, respectively. IPL believes these requirements will not restrict any anticipated future financings.


                             MID-AMERICA

          Mid-America, the holding company for the unregulated activities of IPALCO, has as subsidiaries Indianapolis Campus Energy, Inc. (ICE), Store Heat And Produce Energy, Inc. (SHAPE), which is 70% owned, and Mid-America Energy Resources, Inc. (Energy Resources). Energy Resources, in addition to its own operations, has as subsidiaries Cleveland Thermal Energy Corporation (Cleveland Thermal) and Cleveland District Cooling Corporation (Cleveland Cooling), which jointly do business as Cleveland Energy Resources. Energy Resources has operated a district cooling system in downtown Indianapolis, Indiana since 1991. On November 1, 1994, Energy Resources announced that its Indianapolis, Indiana district cooling system with a cooling capacity of 20,000 tons had become fully subscribed, although plans are underway to expand the system to allow for additional customers. Cleveland Thermal operates a district heating system in downtown Cleveland, Ohio and was acquired by Energy Resources in July, 1991. Cleveland Cooling began operations of its district cooling system in downtown Cleveland, Ohio during 1993. Also during 1993, ICE entered into an agreement to provide chilled water to the Lilly Technical Center located near downtown Indianapolis. Operations of this campus facility are expected to begin in 1996. SHAPE became a majority-owned subsidiary of Mid-America during 1993.

          On December 14, 1994, Mid-America's Board of Directors approved a Long-Term Incentive Plan (the Incentive Plan) that covers key executives of Mid-America and certain officers of IPALCO effective January 1, 1995.

          Pursuant to the Incentive Plan, whole or fractions of eight shares of an award pool are available to be granted. The value of such shares is zero at the inception of the Incentive Plan and can grow in value during the performance period (January 1, 1995 - December 31, 1999). The pool to be distributed to the holders of such shares on December 31, 1999, will be determined based upon the increase in the valuation of the respective Mid-America businesses during the performance period and can amount to .85% up to 15% of the total increase during the performance period. A minimum increase in value above $34 million is required before any reward is payable.

          Participation in the Incentive Plan will be reviewed on an annual basis and during the performance period as necessary. The Compensation Committee of IPALCO's Board of Directors may add or delete participants from the Incentive Plan and may make modifications to the distribution of shares during the performance period.

                        Construction Program

          During 1994, 1993 and 1992, the construction expenditures of Mid-America and its subsidiaries totaled $8.6 million, $8.7 million and $29.9 million, respectively. These costs were financed with internal funds and a $9.5 million debt issue in 1991, and a $2.4 million construction loan in 1994.

          Construction requirements during the next five years are estimated to be $15.3 million, $.5 million, $21.3 million, $22.0 million and $33.2 million, for ICE, SHAPE, Energy Resources, Cleveland Thermal and Cleveland Cooling, respectively. Such expenditures are highly contingent upon the development of markets for the products and services offered by the Mid-America family of companies. The cash requirements of Mid-America subsidiaries are expected to be funded by Mid-America from existing liquid assets, future cash flows from operations and from project-specific debt financing.

                        Projected Operations

          SHAPE, Cleveland Cooling and ICE are projected to provide operating profits in 1996. The existing projects of Energy Resources and Cleveland Thermal are currently projected to begin contributing to operating profits in 1995. This projection could be materially affected by the rate at which customers are added and other factors.

          During the next five years, 1995-1999, IPALCO may continue to become involved in unregulated businesses through the formation of one or more additional Mid-America subsidiaries. The sources of capital to finance these businesses will be determined at the time they are established.

                   IPALCO ENTERPRISES CONSOLIDATED

          Additional information regarding IPALCO's historical cash flows from operations, investing and financing for the past three years, including the capital expenditures of IPL, are disclosed in the Statements of Consolidated Cash Flows (page II-
      16) and in the Notes to Consolidated Financial Statements (pages II-19 - II-32).


      RESULTS OF OPERATIONS

                            1994 vs. 1993

          Earnings per share during 1994 were $2.46 or $.46 above the $2.00 attained in 1993. The following discussion highlights the factors contributing to this result.

      Operations

          Utility operating income increased $.9 million in 1994 compared to 1993. Contributing to this increase were higher electric operating revenues of $20.4 million, due to increases in retail sales of $18.0 million and wholesale sales of $2.6 million, partially offset by a decrease in miscellaneous electric revenue of $.2 million. Retail electric sales were higher due to increased retail KWH sales of $11.4 million and increased fuel cost recoveries of $6.6 million. The increase in retail KWH sales in this year, as compared to 1993, resulted primarily from increased industrial and residential sales resulting from an improved economy and increased residential customers, partially offset by slightly milder heating season weather. Wholesale sales were higher as a result of increased energy requirements of other utilities.

          Fuel costs increased $11.4 million due to increases in deferred fuel costs of $6.7 million, increased unit costs of coal and oil of $2.7 million and increased fuel consumption of $2.0 million. Other operating expenses increased $3.4 million primarily due to an increase in administrative and general expenses of $1.7 million, an increase in miscellaneous power station operating expenses at the Petersburg plant of $1.2 million, and an increase in other production expenses of $.5 million.

          Maintenance expenses increased $1.2 million, reflecting increased overhead distribution expenses of $3.1 million and increased transmission and other distribution expenses of $.7 million. These expenses were partially offset by decreased unit overhaul expenses in 1994, compared to 1993. Depreciation expense increased $8.7 million primarily due to an adjustment to property held for future use and as a result of an increase in the depreciable utility plant balance.

          Taxes other than income taxes increased $1.3 million as a result of an increase in revenues subject to Indiana gross receipts tax. Income taxes - net, decreased $4.3 million as a result of a decrease in pretax utility operating income.

      Other Income And Deductions

          Allowance for equity funds used during construction increased $2.7 million due to an increased construction base in 1994.

          During 1993, IPALCO incurred a one-time charge against earnings of $33.9 million, before taxes ($21.1 million net of applicable income taxes), for legal, financial and administrative costs pertaining to IPALCO's effort to acquire PSI Resources, Inc. There was no such charge in 1994.

          Other - net, which includes the pretax operations other than IPL, decreased $4.2 million due to lower pretax income from nonutility investments and operations of $3.6 million. The lower investment income reflects decreased cash balances available for investment at IPALCO and at Mid-America, as a result of the capital requirements of Mid-America's subsidiaries, primarily for construction of district cooling facilities. Operations other than IPL, in total, experienced a net loss of $7.6 million. This compares to a net loss of $3.1 million during 1993.

      Interest Charges

          Interest on long-term debt increased $4.7 million due primarily to the issuance of $180 million long-term debt on February 3, 1994, (6.05% Series, First Mortgage Bonds and 7.05% Series, First Mortgage Bonds). The interest on long-term debt was partially offset by the refinancing of three series of IPL's First Mortgage Bonds in March 1994 as follows: the 7.4% Series, First Mortgage Bonds; the 7 1/8% Series, First Mortgage Bonds; and the 7.65% Series, First Mortgage Bonds; all of which were replaced with the 6.05% Series, First Mortgage Bonds. The allowance for borrowed funds used during construction increased $1.2 million due to an increased construction base.

                            1993 vs. 1992

          Earnings per share during 1993 were $2.00 or $.35 below the $2.35 attained in 1992. The following discussion highlights the factors contributing to this result.

      Operations

          Utility operating income increased $8.1 million in 1993 compared to 1992. Contributing to this increase was an increase in electric operating revenues of $30.1 million, due to increases in retail sales of $25.9 million, wholesale sales of $2.8 million and miscellaneous electric revenue of $1.4 million. Retail electric sales were higher due to increased retail KWH sales of $31.1 million and decreased fuel cost recoveries of $5.2 million. The increase in retail KWH sales in 1993 resulted primarily from the return to normal weather conditions in 1993 as compared to the abnormally mild summer weather conditions in 1992. During 1992, cooling degree days were 26.5% below normal. Wholesale sales were higher as a result of increased energy requirements of other utilities, which were also affected by the mild summer during 1992. The continuing health of the Indianapolis economy also contributed to the growth in KWH sales, particularly in the large industrial class.

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

      Other Income And Deductions

          During 1993, IPALCO incurred a one-time charge against earnings of $33.9 million, before taxes ($21.1 million net of applicable income taxes), for legal, financial and administrative costs pertaining to IPALCO's effort to acquire PSI Resources, Inc. The charge resulted in a decrease in earnings per share of 56 cents.

          Other - net, which includes operations other than IPL, decreased $2.1 million due to lower pretax income from nonutility investments and operations of $4.0 million. The decreased investment income reflects lower interest rates and decreased cash balances available for investment as a result of the capital requirements of Mid-America's subsidiaries, primarily for construction of district cooling facilities. Operations other than IPL and excluding the one-time charge against earnings, in total, experienced a net loss of $3.1 million. This compares to a net loss of $1.5 million during 1992.

      Interest Charges

          Interest on long-term debt decreased $1.2 million as a result of refinancing six series of IPL's First Mortgage Bonds as follows: the 10 1/4% Series, First Mortgage Bonds in October 1993 (replaced with the 5.50% Series, First Mortgage Bonds); the 5.80% Series, First Mortgage Bonds in October 1993 (replaced with the 5.40% Series, First Mortgage Bonds); the 6.90% and the 6.60% Series, First Mortgage Bonds (replaced with the 6.10% Series, First Mortgage Bonds); and the 9.30% and 9 1/2% Series, First Mortgage Bonds in September 1992 (replaced with the 7 3/8% Series, First Mortgage Bonds). The allowance for borrowed funds used during construction increased due primarily to an increased construction base. Other interest charges increased
      $1.3 million due to higher notes payable balances carried during 1993.

                                1995

          Factors having a bearing on 1995 earnings compared to 1994 will include the impact of economic conditions, weather conditions, an increased level of construction expenditures, and the implementation of new electric system tariff rates.

          Authorized electric operating income for 1995 as determined by the IURC is approximately $144.0 million. (IPL earned $140.4 million during 1994 and $141.2 million during 1993.)

          The overall effect these factors will have on 1995 earnings cannot be accurately determined at this time.








 Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                    INDEPENDENT AUDITORS' REPORT



IPALCO Enterprises, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets and statements of consolidated preferred stock and long-term debt of IPALCO Enterprises, Inc. and its subsidiaries as of December 31, 1994 and 1993, and the related statements of consolidated income, common shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the consolidated financial statement schedule listed in the Index at Item 14(a.)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPALCO Enterprises, Inc. and its subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





Deloitte & Touche LLP

Indianapolis, Indiana
January 27, 1995







                       IPALCO ENTERPRISES, INC. AND SUBSIDIARIES

                           Statements of Consolidated Income
                 For the Years Ended December 31, 1994, 1993 and 1992
                                                                  1994             1993             1992
                                                            ---------------  ---------------  ---------------
                                                                 (In Thousands Except Per Share Amounts)
UTILITY OPERATING REVENUES (Note 9):
  Electric                                                  $      649,767   $      629,327   $      599,203
  Steam                                                             36,309           34,976           34,000
                                                            ---------------  ---------------  ---------------
    Total operating revenues                                       686,076          664,303          633,203
                                                            ---------------  ---------------  ---------------
UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                           169,756          158,390          155,072
    Other                                                          104,273          100,890          100,447
  Power purchased                                                   19,060           19,407            7,804
  Purchased steam                                                    7,653            8,051            7,612
  Maintenance                                                       68,562           67,326           62,446
  Depreciation and amortization                                     87,028           78,372           78,615
  Taxes other than income taxes                                     30,891           29,627           31,348
  Income taxes - net (Note 8)                                       55,543           59,872           55,619
                                                            ---------------  ---------------  ---------------
    Total operating expenses                                       542,766          521,935          498,963
                                                            ---------------  ---------------  ---------------
UTILITY OPERATING INCOME                                           143,310          142,368          134,240
                                                            ---------------  ---------------  ---------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                4,672            2,010            1,985
  Costs of withdrawn tender offer (Note 12)                            -            (33,948)             -
  Other - net                                                      (12,010)          (7,832)          (5,776)
  Income taxes - net (Note 8)                                        4,536           17,502            2,695
                                                            ---------------  ---------------  ---------------
    Total other deductions - net                                    (2,802)         (22,268)          (1,096)
                                                            ---------------  ---------------  ---------------
INCOME BEFORE INTEREST AND OTHER CHARGES                           140,508          120,100          133,144
                                                            ---------------  ---------------  ---------------
INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                        46,248           41,589           42,793
  Allowance for borrowed funds used during construction             (4,709)          (3,517)          (3,096)
  Other interest                                                     1,680            2,625            1,291
  Amortization of redemption premiums and expenses on
    debt - net                                                       1,113              799              632
  Preferred dividend requirements of subsidiary                      3,182            3,182            3,182
                                                            ---------------  ---------------  ---------------
    Total interest and other charges - net                          47,514           44,678           44,802
                                                            ---------------  ---------------  ---------------
NET INCOME                                                  $       92,994   $       75,422   $       88,342
                                                            ===============  ===============  ===============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          37,741           37,668           37,597
                                                            ===============  ===============  ===============
EARNINGS PER SHARE OF COMMON STOCK                          $         2.46   $         2.00   $         2.35
                                                            ===============  ===============  ===============

See notes to consolidated financial statements.

                      IPALCO ENTERPRISES, INC. and SUBSIDIARIES

                             Consolidated Balance Sheets
                             December 31, 1994 and 1993
- ---------------------------------------------------------------------------------------------------------
ASSETS                                                                  1994                   1993
- ---------------------------------------------------------------------------------------------------------
                                                                                 (In Thousands)
UTILITY PLANT:
  Utility plant in service (Note 2)                              $      2,415,531       $      2,300,682
  Less accumulated depreciation                                           916,943                876,054
                                                                 -----------------      -----------------
      Utility plant in service - net                                    1,498,588              1,424,628
  Construction work in progress                                           191,010                168,480
  Property held for future use                                             22,174                 15,763
                                                                 -----------------      -----------------
        Utility plant - net                                             1,711,772              1,608,871
                                                                 -----------------      -----------------

OTHER ASSETS:
  Nonutility property                                                      82,480                 72,804
  Less accumulated depreciation                                             5,809                  3,482
                                                                 -----------------      -----------------
      Nonutility property - net                                            76,671                 69,322
  Other investments                                                         9,637                  8,722
                                                                 -----------------      -----------------
        Other assets - net                                                 86,308                 78,044
                                                                 -----------------      -----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                 8,148                 10,713
  Financial investments                                                     7,025                 10,088
  Accounts receivable (less allowance for doubtful
    accounts - 1994, $855,000 and 1993, $672,000)                          48,659                 49,766
  Fuel - at average cost                                                   37,749                 36,253
  Materials and supplies - at average cost                                 57,236                 56,527
  Prepayments and other current assets                                      9,132                  5,557
                                                                 -----------------      -----------------
        Total current assets                                              167,949                168,904
                                                                 -----------------      -----------------

DEFERRED DEBITS:
  Unamortized Petersburg Unit 4 carrying charges                           32,521                 30,587
  Unamortized redemption premiums and expenses on debt (Note 6)            27,787                 25,674
  Other regulatory assets (Note 4)                                         53,661                 32,954
  Miscellaneous                                                            11,080                 20,989
                                                                 -----------------      -----------------
        Total deferred debits                                             125,049                110,204
                                                                 -----------------      -----------------

      TOTAL                                                      $      2,091,078       $      1,966,023
                                                                 =================      =================

See notes to consolidated financial statements.


- ---------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                                          1994                   1993
- ---------------------------------------------------------------------------------------------------------
                                                                               (In Thousands)
CAPITALIZATION:
  Common shareholders' equity (Note 5):
    Common stock, no par, authorized - 145,000,000 shares,
      issued and outstanding - 37,755,966 shares in 1994,
      37,692,966 shares in 1993                                  $        381,228       $        379,460
    Premium on 4% cumulative preferred stock                                1,363                  1,363
    Retained earnings                                                     419,354                406,388
                                                                 -----------------      -----------------
      Total common shareholders' equity                                   801,945                787,211
  Cumulative preferred stock (See Statements)                              51,898                 51,898
  Long-term debt (See Statements)                                         665,971                541,760
                                                                 -----------------      -----------------
        Total capitalization                                            1,519,814              1,380,869
                                                                 -----------------      -----------------


CURRENT LIABILITIES:
  Notes payable - banks and commercial paper (Note 7)                      29,753                 90,000
  Current maturities and sinking fund requirements                            350                  8,729
  Accounts payable and accrued expenses                                   102,360                 77,501
  Dividends payable                                                        21,096                 20,299
  Payrolls accrued                                                          4,475                  4,505
  Taxes accrued                                                            18,569                 23,053
  Interest accrued                                                         14,933                 11,208
  Other current liabilities                                                 8,823                  5,316
                                                                 -----------------      -----------------
        Total current liabilities                                         200,359                240,611
                                                                 -----------------      -----------------


DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net (Note 8)                        280,684                268,769
  Unamortized investment tax credit                                        53,762                 57,029
  Accrued postretirement benefits (Note 10)                                34,854                 17,840
  Miscellaneous                                                             1,605                    905
                                                                 -----------------      -----------------
        Total deferred credits and other long-term liabilities            370,905                344,543
                                                                 -----------------      -----------------

COMMITMENTS AND CONTINGENCIES (Note 11)

        TOTAL                                                    $      2,091,078       $      1,966,023
                                                                 =================      =================



See notes to consolidated financial statements.




                  IPALCO ENTERPRISES, INC. and SUBSIDIARIES

                    Statements of Consolidated Cash Flows
             For the Years Ended December 31, 1994, 1993 and 1992
                                                               1994             1993             1992
                                                         ---------------  ---------------  ---------------
                                                                           (In Thousands)
CASH FLOWS FROM OPERATIONS:
  Net income before preferred dividend requirements
   of subsidiary                                         $       96,176   $       78,604   $       91,524
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                91,713           82,026           81,303
    Income from financial investments                              (737)          (2,159)          (5,036)
    Deferred income taxes and investment tax
      credit adjustments - net                                    2,685           (1,450)               4
    Allowance for funds used during construction                 (9,381)          (5,476)          (5,081)
  Decrease (increase) in certain assets:
    Accounts receivable                                           1,107            1,281           (5,799)
    Fuel, materials and supplies                                 (2,205)           8,662           (8,031)
    Other current assets                                         (3,575)          (2,525)            (980)
  Increase (decrease) in certain liabilities:
    Accounts payable                                             24,859           (3,682)          25,090
    Taxes accrued                                                (4,484)            (911)             684
    Other current liabilities                                     7,910           (2,484)           2,909
                                                         ---------------  ---------------  ---------------
Net cash provided by operating activities                       204,068          151,886          176,587
                                                         ---------------  ---------------  ---------------
CASH FLOWS FROM INVESTING:
  Purchase of marketable securities                                 -             (1,408)         (16,368)
  Proceeds from maturities of marketable securities                 -              3,258           28,168
  Withdrawals from financial investments                          3,800           44,244           30,000
  Purchase of financial investments                                 -                -            (35,000)
  Construction expenditures - utility                          (178,295)        (145,765)        (112,037)
  Construction expenditures - nonutility                         (9,402)          (8,788)         (29,842)
  Other                                                           5,557          (12,200)         (12,721)
                                                         ---------------  ---------------  ---------------
Net cash used in investing activities                          (178,340)        (120,659)        (147,800)
                                                         ---------------  ---------------  ---------------
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                    202,350           96,500           80,000
  Retirement of long-term debt - including premiums             (87,291)         (98,978)         (79,958)
  Short-term debt - net                                         (60,247)          48,300           38,700
  Dividends paid                                                (82,421)         (79,253)         (76,076)
  Exercise of stock options including related tax benefit         1,768              898            3,301
  Other                                                          (2,452)          (1,230)          (1,202)
                                                         ---------------  ---------------  ---------------
Net cash used in financing activities                           (28,293)         (33,763)         (35,235)
                                                         ---------------  ---------------  ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (2,565)          (2,536)          (6,448)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 10,713           13,249           19,697
                                                         ---------------  ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $        8,148   $       10,713   $       13,249
                                                         ===============  ===============  ===============



- -------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                 $       41,442   $       42,695   $       41,741
                                                         ===============  ===============  ===============
    Income taxes                                         $       54,103   $       46,846   $       54,654
                                                         ===============  ===============  ===============

See notes to consolidated financial statements.


















































                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES
          Statements of Consolidated Preferred Stock and Long-Term Debt
                           December 31, 1994 and 1993
                                                                                                1994                  1993
                                                                                           --------------        --------------
                                                                                                      (In Thousands)
CUMULATIVE PREFERRED STOCK - IPL (Note 5):
  Nonredeemable - $100 par value, authorized
  2,000,000 shares                                                   Call Price at
                                                                    December 31, 1994
                                                                    -----------------
    4% Series, 100,000 shares                                           $118.00            $      10,000         $      10,000
    4.20% Series, 39,000 shares                                          103.00                    3,900                 3,900
    4.60% Series, 30,000 shares                                          103.00                    3,000                 3,000
    4.80% Series, 50,000 shares                                          101.00                    5,000                 5,000
    6% Series, 100,000 shares                                            102.00                   10,000                10,000
    8.20% Series, 199,985 shares                                         101.00                   19,998                19,998
                                                                                           --------------        --------------
     Total cumulative preferred stock                                                      $      51,898         $      51,898
                                                                                           ==============        ==============
VARIABLE CLASS PREFERRED STOCK - IPL:
  Par value undetermined, authorized
  3,000,000 shares, none issued

LONG-TERM DEBT - IPL (Notes 2 and 6):
  First mortgage bonds:
    4 1/2% Series, due August 1994                                                         $         -           $       7,500
    5 1/8% Series, due April 1996                                                                 15,200                15,400
    5 5/8% Series, due May 1997                                                                   11,550                11,629
    7 1/8% Series, due May 1998                                                                      -                  19,750
    7.40% Series, due March 2002                                                                     -                  33,200
    7.65% Series, due March 2003                                                                     -                  25,200
    6.05% Series, due February 2004                                                               80,000                   -
    8% Series, due October 2006                                                                   58,800                58,800
    7 3/8% Series, due August 2007                                                                80,000                80,000
    9 5/8% Series, due September 2012                                                             40,000                40,000
    10 5/8% Series, due December 2014                                                             40,000                40,000
    6.10% Series, due January 2016                                                                41,850                41,850
    5.40% Series, due August 2017                                                                 24,650                24,650
    9 5/8% Series, due June 2019                                                                  50,000                50,000
    7.45% Series, due August 2019                                                                 23,500                23,500
    5.50% Series, due October 2023                                                                30,000                30,000
    7.05% Series, due February 2024                                                              100,000                   -
    Unamortized discount - net                                                                    (1,079)                 (490)
                                                                                           --------------        --------------
      Total first mortgage bonds                                                                 594,471               500,989
  Long-term note, variable rate, Series 1991, due August 2021                                     40,000                40,000
  Long-term note, variable rate, Series 1994A, due December 2024                                  20,000                   -
  Current maturities and sinking fund requirements                                                  (350)               (8,729)
                                                                                           --------------        --------------
      Total long-term debt - IPL                                                                 654,121               532,260






LONG-TERM DEBT - OTHER (Note 6):
   Energy Resources - 7.25% long-term note, due December 2011                                      9,500                 9,500
   Indianapolis Campus Energy, Inc. - project loan                                                 2,350                   -
                                                                                           --------------        --------------
     Total long-term debt                                                                  $     665,971         $     541,760
                                                                                           ==============        ==============

See notes to consolidated financial statements.

                           IPALCO ENTERPRISES, INC. and SUBSIDIARIES

                     Statements of Consolidated Common Shareholders' Equity
                      For the Years Ended December 31, 1994, 1993 and 1992
- ---------------------------------------------------------------------------------------------------------------------------
                                                      Common Stock             Premium on 4%
                                                 ---------------------          Cumulative      Retained
                                                 Shares         Amount        Preferred Stock   Earnings          Total
- ---------------------------------------------------------------------------------------------------------------------------
                                                                               (In Thousands)
Balance at January 1, 1992                         37,549   $     375,261    $      1,363    $     393,163   $     769,787
  Net income                                                                                        88,342          88,342
  Cash dividends declared ($1.96 per share)                                                        (73,691)        (73,691)
  Exercise of stock options                           114           3,301                                            3,301
                                                   -------  --------------   -------------   --------------  --------------
Balance at December 31, 1992                       37,663         378,562           1,363          407,814         787,739
  Net income                                                                                        75,422          75,422
  Cash dividends declared ($2.04 per share)                                                        (76,848)        (76,848)
  Exercise of stock options                            30             898                                              898
                                                   -------  --------------   -------------   --------------  --------------
Balance at December 31, 1993                       37,693         379,460           1,363          406,388         787,211
  Net income                                                                                        92,994          92,994
  Cash dividends declared ($2.12 per share)                                                        (80,028)        (80,028)
  Exercise of stock options                            63           1,768                                            1,768
                                                   -------  --------------   -------------   --------------  --------------
Balance at December 31, 1994                       37,756   $     381,228    $      1,363    $     419,354   $     801,945
                                                   =======  ==============   =============   ==============  ==============


See notes to consolidated financial statements.
















                 IPALCO ENTERPRISES, INC. and SUBSIDIARIES

                 Notes to Consolidated Financial Statements
            For the Years Ended December 31, 1994, 1993 and 1992
- ----------------------------------------------------------------------------

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation--IPALCO Enterprises, Inc. (IPALCO) owns all of the outstanding common stock of its subsidiaries (collectively referred to as Enterprises). The consolidated financial statements include the accounts of IPALCO, its utility subsidiary, Indianapolis Power & Light Company (IPL) and its unregulated subsidiary, Mid-America Capital Resources, Inc. (Mid-America). Mid-America conducts its businesses through various wholly owned subsidiaries, including Mid-America Energy Resources, Inc. (Energy Resources), Indianapolis Campus Energy, Inc. (ICE), and one 70% owned subsidiary.

     The operating components of all subsidiaries other than IPL are included under the captions OTHER INCOME AND (DEDUCTIONS), "Other-net" and "Income taxes-net" and INTEREST AND OTHER CHARGES in the Statements of Consolidated Income. Revenues from these operations were not significant. All significant intercompany items have been eliminated in consolidation.

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

     Authorized Annual Operating Income--In an IURC order dated May 6, 1992, IPL's maximum authorized annual electric operating income, for purposes of quarterly earnings tests, was established at approximately $147 million through July 31, 1992, declining ratably to approximately $144 million at July 31, 1993. This level will be maintained until an order has been issued in IPL's pending general electric rate proceeding. Additionally, through the date of IPL's next general electric rate order, IPL is required to file upward and downward adjustments in fuel cost credits and charges on a quarterly basis.

     As provided in an order dated December 21, 1992, IPL's authorized annual steam net operating income is $6.2 million, plus any cumulative annual underearnings occurring during the five-year period subsequent to the implementation of the new rate tariffs.

     Deferred Fuel Expense--Fuel costs recoverable in subsequent periods under the fuel adjustment charge provision are deferred.

     Allowance For Funds Used During Construction (AFUDC)--In accordance with the prescribed uniform system of accounts, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 9.5%, 8.0% and 9.5% during 1994, 1993 and 1992, respectively.

     Utility Plant and Depreciation--Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items which are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts plus removal costs, less salvage, are charged to accumulated depreciation. Depreciation was computed by the straight-line method based on the functional rates and averaged 3.5% during 1994 and 3.4% during 1993 and 1992. Depreciation expense for 1994 includes an adjustment to property held for future use of approximately $3.9 million.

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

     Unamortized Petersburg Unit 4 Carrying Charges--IPL has deferred certain post in-service date carrying charges of its investment in Petersburg Unit 4 (Unit 4). These carrying charges include both AFUDC on and depreciation of Unit 4 costs from the April 28, 1986, in-service date through the August 6, 1986, IURC rate order date in which IPL's investment in Unit 4 was included in rate base. Subsequent to August 6, 1986, IPL has capitalized interest on the AFUDC portion of these deferred carrying charges. In addition, IPL has capitalized $8.1 million of additional allowance for earnings on shareholders' investment for rate-making purposes but not for financial reporting purposes. As provided in the rate order, the deferred carrying charges are included in IPL's currently pending electric rate case.

     Unamortized Redemption Premiums and Expenses on Debt and Preferred Stock--In accordance with regulatory treatment, IPL defers nonsinking fund debt redemption premiums and expenses, and amortizes such costs over the life of the original debt or, in the case of preferred stock redemption premiums, over 20 years.

     Income Taxes--Deferred taxes are provided for all significant temporary differences between book and taxable income. Such differences include the use of accelerated depreciation methods for tax purposes, the use of different book and tax depreciable lives, rates and in-service dates, and the accelerated tax amortization of pollution control facilities.

     Investment tax credits which reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment.

     Effective January 1, 1993, Enterprises adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" (SFAS
109), on a prospective basis. This statement requires the current recognition of income tax expense for (a) the amount of income taxes payable or refundable for the current year, and (b) for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in Enterprises' financial statements or income tax returns. The effects of income taxes are measured based on enacted laws and rates. The adjustments required by SFAS 109 were recorded to deferred tax balance sheet accounts, with substantially all of the offsetting adjustments to regulatory assets and liabilities. The adoption of this standard did not have a material impact on Enterprises' cash flows or due to the effect of rate regulation on the results of operations.

     Employee Benefit Plans--Substantially all employees of IPALCO and IPL and certain management employees of Mid-America are covered by a noncontributory, defined benefit pension plan (the Plan) which is funded through two trusts. Additionally, a select group of management employees of IPALCO, IPL and Mid-America are covered under a funded supplemental retirement plan. Collectively, these two plans are referred to as Plans. Benefits are based on each individual employee's years of service and compensation. IPL's funding policy is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount which can be deducted for federal income tax purposes.

     IPL also sponsors the Employees' Thrift Plan of Indianapolis Power & Light Company (Thrift Plan), a defined contribution plan covering substantially all employees of IPALCO and IPL and certain management employees of Mid-America. Employees elect to make contributions to the Thrift Plan based on a percentage of their annual base compensation. IPL matches each employee's contributions in amounts up to, but not exceeding 4% of the employee's annual base compensation.

     Substantially all non-management employees of Energy Resources and its subsidiaries are covered by a contributory 401(k) plan.

     Reclassification--Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

 2.  UTILITY PLANT IN SERVICE

     The original cost of utility plant in service at December 31, segregated by functional classifications, follows:

                                           1994          1993
- ----------------------------------------------------------------
                                             (In Thousands)
Production                              $1,434,041    $1,387,239
Transmission                               227,988       218,369
Distribution:
  Electric                                 600,288       551,217
  Steam                                     44,492        42,205
General                                    108,722       101,652
                                        ----------    ----------
     Total utility plant in service     $2,415,531    $2,300,682
                                        ==========    ==========


     Substantially all of IPL's property is subject to the lien of the indentures securing IPL's First Mortgage Bonds.

 3.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by Enterprises, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Enterprises could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts.

     Cash, cash equivalents, marketable securities and notes payable--The carrying amount approximates fair value due to the short maturity of these instruments.

     Other property - other long-term investments--Mid-America has an investment in the publicly traded common stock of a company which owns and operates radio stations. The fair value of this investment as determined by the market value of its common stock at December 31, 1994 and 1993, approximates its carrying value of $7.4 million and $7.5 million, respectively.

     Long-term debt, including current maturities and sinking fund requirements--Interest rates that are currently available to IPL and Energy Resources for issuance of debt with similar terms and remaining maturities are used to estimate fair value. At December 31, 1994 and 1993 the consolidated carrying amount of Enterprises' long-term debt, including current maturities and sinking fund requirements, and the approximate fair value are as follows:

                                       1994        1993
          ------------------------------------------------
                                        (In Thousands)
          Carrying amount            $666,321    $550,489
          Approximate fair value     $624,225    $587,236
















 4.  OTHER REGULATORY ASSETS

     At December 31, 1994 and 1993, IPL has deferred certain costs and expenses which will be included as ordinary, necessary and reasonable expenses for ratemaking purposes in future rate proceedings as follows:

                                                1994       1993
- -------------------------------------------------------------------
                                                (In Thousands)
Postretirement benefit costs in excess of
   cash payments and amounts capitalized     $ 25,182    $ 12,893
SFAS 109                                       21,054      15,091
Demand Side Management Costs                    4,504       1,814
Other                                           2,921       3,156
                                             --------    --------
      Total                                  $ 53,661    $ 32,954
                                             ========    ========

5.  CAPITAL STOCK

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

     Enterprises' Automatic Dividend Reinvestment and Stock Purchase Plan allows common shareholders to purchase shares of common stock by reinvestment of dividends and limited additional cash investments. The plan provides that such shares may be purchased on the open market or directly from Enterprises at the option of Enterprises. Enterprises is authorized to issue 643,038 additional shares as of December 31, 1994, pursuant to this plan.

     Under the Thrift Plan, shares may be purchased either on the open market or, if available, as original issue shares directly from Enterprises.

     Enterprises is authorized to issue 88,066 additional shares of common stock pursuant to the Energy Resources 401(k) plan.

     Enterprises has a stock option plan (1990 Plan) for key employees under which options to acquire shares of common stock and stock appreciation rights covering common shares may be granted. One million shares of common stock have been authorized for issuance under the 1990 Plan. The maximum period for exercising an option may not exceed ten years and one day after grant or ten years for incentive stock options. Upon the first anniversary date after the grant, and each anniversary date thereafter, these options are exercisable in proportion to the number of years expired in a three-year period. As approved by the Board of Directors on October 25, 1994, and subject to shareholder approval at the April 19, 1995, Annual Meeting, the 1990 Plan is amended and restated effective January 1, 1995, as the IPALCO Enterprises, Inc. Long-Term Performance and Restricted Stock Incentive Plan (1995 Plan) described below.

     During 1991, the 1991 Directors' Stock Option Plan (1991 Plan) was established. This plan provides to the nonemployee Directors of Enterprises options to acquire shares of common stock. These options are exercisable for the period beginning on the six month anniversary of and ending on the ten year anniversary of the grant date. Under the 1991 Plan, 250,000 shares of common stock have been authorized for issuance and 172,000 are available for future grants.

     A summary of options issued under both plans is as follows:

                                         Range of Option      Number of
                                         Price per Share       Shares
- ------------------------------------------------------------------------
Outstanding, January 1, 1992             25.25 - 31.4375       483,000
  Granted                                34.25 - 35.3125        85,000
  Canceled                                        27.875       (10,000)
  Exercised                               25.25 - 28.125      (114,000)
                                                              --------
Outstanding, December 31, 1992           25.25 - 35.3125       444,000
  Granted                                38.00 - 38.0625       462,500
  Canceled                               25.25 - 35.3125        (6,000)
  Exercised                               25.25 - 28.125       (30,000)
                                                              --------
Outstanding, December 31, 1993           25.25 - 38.0625       870,500
  Granted                                        31.9375        20,000
  Canceled                                         25.25       (10,000)
  Exercised                                31.75 - 33.25       (63,000)
                                                              --------
Outstanding, December 31, 1994           25.25 - 38.0625       817,500
                                                              ========

     The number of shares exercisable at December 31, 1994, 1993 and 1992 were 521,169, 411,000 and 227,000, respectively.

     Pursuant to the 1995 Plan, 400,000 shares of common stock of IPALCO have been authorized for issuance and initial awards of 58,205 shares of restricted common stock were made to participating employees on January 1, 1995. Under the 1995 Plan, shares of restricted common stock with value equal to a stated percentage of participants' base salary are initially awarded at the beginning of a three-year performance period, subject to adjustment to reflect the participants' actual base salary for the first year of each performance period (except for the first performance period for which the average of the three years is used). The shares remain restricted and nontransferable throughout each three-year performance period, vesting in one-third increments on July 1 of each of the three years following the end of the performance period. The first performance period is from January 1, 1995, to December 31, 1997, with subsequent three-year performance periods commencing annually on January 1 of each year from 1998 to 2004. At the end of a performance period, awards are subject to adjustment to reflect Company performance compared to peer companies under two performance criteria, cost-effective service and total return to shareholders. Depending on Company performance under these criteria, final awards may range from 200% of the initial awards to zero.

     Restrictions on the payment of cash dividends or other distributions on IPL common stock held by Enterprises and on the purchase or redemption of such shares by IPL are contained in the indentures securing IPL's First Mortgage Bonds. All of IPL's retained earnings at December 31, 1994, were free of such restrictions. There are no other restrictions on the retained earnings of Enterprises.

     Cumulative Preferred Stock:

     Preferred stock shareholders are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default, they are entitled to elect the smallest number of Directors to constitute a majority.

6.  LONG-TERM DEBT

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

     On February 3, 1994, IPL issued First Mortgage Bonds, 6.05% Series, due 2004, in the principal amount of $80 million. The net proceeds and other funds were used to redeem on March 1, 1994, IPL's $33.2 million First Mortgage Bonds, 7.40% Series, due 2002, at a redemption price of 101.79%, and to redeem on March 15, 1994, IPL's $19.75 million First Mortgage Bonds, 7 1/8% Series, due 1998, at a redemption price of 101.20% and IPL's $25.2 million First Mortgage Bonds, 7.65% Series, due 2003, at a redemption price of 102.11%. Accrued interest was also paid at the time of redemption.

     Also, on February 3, 1994, IPL issued First Mortgage Bonds, 7.05% Series, due 2024, in the principal amount of $100 million. The net proceeds were used in part to repay outstanding unsecured promissory notes and for construction costs.

     On August 1, 1994, IPL retired First Mortgage Bond, 4.50% Series, due August 1, 1994, in the principal amount of $7.5 million.

     On December 29, 1994, IPL issued a 30-year unsecured promissory note which was issued to the city of Petersburg, Indiana, in connection with the issuance of $20 million of Solid Waste Disposal Revenue Bonds, due 2024, by the city of Petersburg. This note and the related bonds provide for a floating interest rate that will bear interest at a tax-exempt weekly rate. The net proceeds from this issue will provide funds to pay costs of certain facilities and equipment to be used for solid waste disposal purposes. At the option of IPL, the bonds can be converted to First Mortgage Bonds which would bear interest at a fixed rate.

     IPL has a 30-year unsecured promissory note which was issued to the city of Petersburg, Indiana, in connection with the issuance of $40 million of Pollution Control Refunding Revenue Bonds, due 2021, by the city of Petersburg. This note and the related bonds provide for a floating interest rate that approximates tax-exempt Commercial Paper Rates. The average interest rate on this note was 2.98% for 1994 and 2.40% for 1993. The interest rate at the end of the year was 3.85% for 1994 and 2.39% for 1993. At the option of IPL, the bonds can be converted to First Mortgage Bonds which would bear interest at a fixed rate.

     IPL has a $60 million long-term revolving credit facility which provides liquidity, if necessary, for the two 30-year unsecured promissory notes. The revolving credit was unused at December 31, 1994.

     Energy Resources has a 20-year unsecured note which was issued to the city of Indianapolis, Indiana, in connection with the issuance of $9.5 million of 7.25% Exempt Facility Revenue Bonds, due 2011, by the city of Indianapolis.

     On October 7, 1994, ICE entered into an $18 million project loan which can be converted to a $10.8 million fully amortizing 15-year secured term loan once the project becomes operational; the net proceeds from the project loan will provide funds to construct a chilled water facility.
Upon completion, the project will be leased to a customer under a long-term capital lease.

     Maturities and sinking fund requirements on long-term debt for the five years subsequent to December 31, 1994, are as follows:

                                    Net Sinking Fund
                        Maturities    Requirements    Total
- --------------------------------------------------------------
                                   (In Thousands)
  1995                   $     -        $   350      $   350
  1996                    15,000            150       15,150
  1997                    11,250              -       11,250
  1998                         -              -            -
  1999                         -              -            -

     The Company has filed a Preliminary Official Statement with the relevant regulatory authorities involving the sale of $40 million Pollution Control Refunding Bonds by the city of Petersburg and the issuance by the Company of its First Mortgage Bond in the like amount. It is anticipated that this transaction will close in early February, 1995. The proceeds will be used to refund the 10 5/8% Series, due December, 2014.

7.  LINES OF CREDIT

     IPALCO has a line of credit of $2 million, of which $.05 million was unused at December 31, 1994. The line of credit requires the payment of a commitment fee and expires June 29, 1995.

     IPL has lines of credit with banks of $100 million at December 31, 1994, to provide loans for interim financing. These lines of credit, based on separate formal and informal agreements, have expiration dates ranging from January 31, 1995, to November 30, 1995, and require the payment of commitment fees. At December 31, 1994, $95 million of these credit lines were unused. Lines of credit supporting commercial paper were $21.4 million at December 31, 1994.

     Mid-America also has a line of credit of $2 million, of which $.6 was unused at December 31, 1994.

     The weighted average interest rates on notes payable and commercial paper outstanding were 6.30% and 3.36% at December 31, 1994 and 1993, respectively.

































8.  INCOME TAXES

     Federal and state income taxes charged to income are as follows:

                                                   1994      1993      1992
- -------------------------------------------------------------------------------
                                                        (In Thousands)
Utility Operating Expenses:
  Current income taxes:
    Federal                                       $45,919   $52,321   $48,504
    State                                           6,919     7,761     7,500
                                                  -------   -------   -------
      Total current taxes                          52,838    60,082    56,004
                                                  -------   -------   -------
  Deferred income taxes, net--federal and state:
    Excess of tax depreciation over book
      depreciation                                  6,615     7,109     5,254
    Early retirement of bonds                         271       592     1,965
    Allowance for borrowed funds used during
      construction (net of capitalized interest
      for tax purposes)                            (1,187)   (1,214)   (1,050)
    Amortization of deferred return - rate
      phase-in plan (debt portion)                      -         -      (676)
    Unbilled revenues                                 609    (1,768)      436
    Accrued pension expense                        (1,651)   (1,865)   (1,965)
    Miscellaneous                                   1,316       204      (890)
                                                  -------   -------   -------
      Total deferred taxes                          5,973     3,058     3,074
                                                  -------   -------   -------

  Net amortization of investment credit            (3,268)   (3,268)   (3,459)
                                                  -------   -------   -------
        Total charge to utility operating expenses 55,543    59,872    55,619
Net credit to other income and deductions          (4,536)  (17,502)   (2,695)
                                                  -------   -------   -------
Total federal and state income tax provisions     $51,007   $42,370   $52,924
                                                  =======   =======   =======

     The provision for federal income taxes (including net investment tax credit adjustments) is less than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

                                             1994       1993       1992
- -------------------------------------------------------------------------
Federal statutory tax rate                   35.0%      35.0%      34.0%
Effect of state income taxes                 (1.9)      (1.5)      (2.0)
Amortization of investment tax credits       (2.2)      (2.8)      (2.4)
Preferred dividends of subsidiary             0.8        0.9        0.8
Other - net                                  (2.4)       0.2        1.3
                                             ----       ----       ----
  Effective tax rate                         29.3%      31.8%      31.7%
                                             ====       ====       ====

     The significant items comprising Enterprises' net deferred tax liability recognized in the consolidated balance sheets as of December 31, 1994 and 1993 are as follows:

                                                1994         1993
- ---------------------------------------------------------------------
                                                  (In Thousands)
Deferred tax liabilities:
  Relating to utility property                $349,461     $335,824
  Early retirement of bonds                      7,697        7,377
  Other                                          5,497        1,603
                                              --------     --------
      Total deferred tax liabilities           362,655      344,804
                                              --------     --------
Deferred tax assets:
  Unbilled revenue                               9,538       10,148
  Pension                                       10,865        9,033
  Investment tax credit                         32,846       34,842
  Other                                         28,722       22,012
                                              --------     --------
      Total deferred tax assets                 81,971       76,035
                                              --------     --------
Net deferred tax liability                    $280,684     $268,769
                                              ========     ========

 9.  RATE MATTERS

     Electric Rate Case

     In the retail electric rate case now pending before the IURC, a prehearing conference was held on June 8, 1994, and an order was issued July 20, 1994, establishing a test year ending June 30, 1994. IPL filed its case-in-chief on October 11, 1994. The IURC has scheduled hearings on IPL's request to begin on February 7, 1995.

     Environmental Compliance Plan

     On August 18, 1993, IPL obtained an Order from the IURC approving its Environmental Compliance Plan, together with the costs and expenses associated therewith, which provides for the installation of sulfur dioxide and nitrogen oxide emissions abatement equipment and the installation of continuous emission monitoring systems to meet the requirements of both Phase I and Phase II of the Federal Clean Air Act Amendments of 1990 (the
Act). The order provides for the deferral of net gains and losses resulting from any sale of emission allowances. The order further provides for the amortization of such deferrals, as an expense reduction or as an expense, to be included in the ordinary, necessary and reasonable expenses for ratemaking purposes, on a basis to be determined in a future general electric rate proceeding.








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

     Demand Side Management Program

     On September 8, 1993, IPL obtained an Order from the IURC approving a Stipulation of Settlement Agreement between IPL, the Office of Utility Consumer Counselor, Citizens Action Coalition of Indiana, Inc., an industrial group, the Trustees of Indiana University and the Indiana Alliance for Fair Competition relating to the Company's Demand Side Management Program (DSM). The order provides for the deferral and subsequent recognition as ordinary, necessary and reasonable expenses for ratemaking purposes of certain approved DSM costs. The order also provides for the recording of a return on deferred costs until recognized in the future for ratemaking purposes.

10.  EMPLOYEE BENEFIT PLANS AND OTHER POSTRETIREMENT BENEFITS

     Enterprises' contributions to the Thrift Plan were $3.3 million, $3.2 million and $3.1 million in 1994, 1993 and 1992, respectively.

     Net pension cost for the Plan including amounts charged to construction is comprised of the following components:

                                                    1994       1993       1992
- ---------------------------------------------------------------------------------
                                                          (In Thousands)
Service cost--benefits earned during the period    $ 7,832    $ 6,355    $ 5,563
Interest cost on projected benefit obligation       15,358     14,192     13,739
Actual return on plan assets                        10,366    (40,045)   (18,865)
Net amortization and deferral                      (27,297)    25,689      5,366
                                                   -------    -------    -------
Net periodic pension cost                          $ 6,259    $ 6,191    $ 5,803
                                                   =======    =======    =======





     A summary of the Plans' funding status, and the amount recognized in the consolidated balance sheets at December 31, 1994 and 1993, follows:

                                                         1994         1993
- -------------------------------------------------------------------------------
                                                          (In Thousands)
Actuarial present value of benefit obligations:
  Vested benefit obligation                           $(123,306)   $(128,449)
  Nonvested benefit obligation                          (26,394)     (28,532)
                                                      ---------    ---------
  Accumulated benefit obligation                      $(149,700)   $(156,981)
                                                      =========    =========

Projected benefit obligation                          $(201,345)   $(224,037)
Plan assets at fair value                               199,522      218,312
                                                      ---------    ---------
Funded status--plan assets less than projected
  benefit obligation                                     (1,823)      (5,725)
Unrecognized net gain from past experience different
  from that assumed                                     (31,058)     (22,922)
Unrecognized past service costs                          21,188       22,932
Unrecognized net asset at January 1, 1987 being
  amortized over an original life of 18.9 years         (15,410)     (16,825)
                                                      ---------    ---------
Net accrued pension costs included in current
  liabilities at December 31                          $ (27,103)   $ (22,540)
                                                      =========    =========

     Approximately 19.5% of the Plans' assets were in equity securities, with the remainder in fixed income securities.

     Enterprises also provides certain postretirement health care and life insurance benefits for employees, other than Mid-America's subsidiaries' employees, who retire from active service on or after attaining age 55 and have rendered at least 10 years of service. On January 1, 1993, Enterprises adopted the provisions of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (SFAS 106). Generally, SFAS 106 requires the use of an accrual basis accounting method for determining annual costs of postretirement benefits. The January 1, 1993, transition obligation of $122.8 million is being amortized over a 20 year period. Prior to 1993, the cost of such benefits was recognized when incurred and amounted to $3.5 million in 1992.

     Net postretirement benefit cost, including amounts charged to construction for 1994 and 1993 is comprised of the following components:

                                                                  1994        1993
- --------------------------------------------------------------------------------------
                                                                   (In Thousands)
Service cost -- benefits earned during the period               $  5,144    $  4,859
Interest cost on accumulated postretirement benefit obligation    11,097      10,838
Actual return on plan assets                                        (435)       (297)
Net amortization and deferral                                      5,767       5,759
                                                                --------    --------
Net periodic postretirement benefit cost                        $ 21,573    $ 21,159
                                                                ========    ========

     A summary of the retiree health care and life insurance plan's funding status, and the amount recognized in the consolidated balance sheets at December 31, 1994 and 1993 follows:

                                                                           1994        1993
- -------------------------------------------------------------------------------------------------
                                                                            (In Thousands)
Actuarial present value of accumulated postretirement
  benefit obligation:
    Retirees                                                           $ (55,462)   $ (60,110)
    Fully eligible active plan participants                              (19,531)     (21,344)
    Other active plan participants                                       (59,073)     (74,453)
                                                                       ---------    ---------
  Total                                                                 (134,066)    (155,907)
Plan assets at fair value                                                 10,570       10,135
                                                                       ---------    ---------
Funded status--accumulated postretirement benefit obligation in excess
    of plan assets                                                      (123,496)    (145,772)
Unrecognized net gain from past experience different from that assumed   (21,931)      11,216
Unrecognized net obligation at January 1, 1993 being amortized over
    an original life of 20 years                                         110,573      116,716
                                                                       ---------    ---------
Net accrued postretirement benefit cost included in deferred
    liabilities at December 31                                         $ (34,854)   $ (17,840)
                                                                       =========    =========

     Enterprises is expensing its nonconstruction related SFAS 106 costs associated with its unregulated and steam businesses. The SFAS 106 costs, net of amounts paid and capitalized for construction, associated with IPL's electric business are being deferred as a regulatory asset on the consolidated balance sheets, as authorized by an order of the IURC on December 30, 1992, which provided for deferral of SFAS 106 costs in excess of such costs determined on a cash basis. A request for inclusion of these costs as ordinary, necessary and reasonable expenses for ratemaking purposes has been made in IPL's pending general electric rate petition.

     The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation is 11.7% for 1995, gradually declining to 5.0% in 2003. A 1% increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of December 31, 1994, by approximately $20.5 million and the combined service cost and interest cost for 1994 by approximately $3.0 million.

     Plan assets consist of the cash surrender value of life insurance policies on certain retired IPL employees.








     Assumptions used in determining the information above were:

                                                               1994    1993    1992
- -------------------------------------------------------------------------------------
Discount rate - pension plans                                  8.0%    7.0%    7.5%
Discount rate - postretirement benefits                        8.0%    7.0%      -
Rate of increase in future compensation levels                 6.1%    6.1%    6.1%
Expected long-term rate of return on assets - pension plans    8.0%    8.0%    8.0%

     On August 30, 1994, the Board of Directors adopted a Voluntary Employee Beneficiary Association (VEBA) Trust Agreement for the funding of postretirement health and life insurance benefits for retirees and their eligible dependents and beneficiaries. Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to covered persons consistent with acceptable actuarial methods. To the extent these postretirement benefits are funded, the benefits will not be shown as a liability on Enterprises' financial statements. The VEBA Trust Agreement provides for full funding of Enterprises' accumulated postretirement benefit obligation in the event of certain change of control transactions.

     On December 14, 1994, Mid-America's Board of Directors approved a Long-Term Incentive Plan (the Incentive Plan) that covers key executives of Mid-America and certain officers of IPALCO effective January 1, 1995.

     Pursuant to the Incentive Plan, whole or fractions of eight shares of an award pool are available to be granted. The value of such shares is zero at the inception of the Incentive Plan and can grow in value during the performance period (January 1, 1995 - December 31, 1999). The reward pool to be distributed to the holders of such shares on December 31, 1999, will be determined based upon the increase in the valuation of the respective Mid-America businesses during the performance period and can amount to .85% up to 15% of the total increase during the performance period. A minimum increase in value above $34 million is required before any reward is payable.

     Participation in the Incentive Plan will be reviewed on an annual basis and during the performance period as necessary. The Compensation Committee of IPALCO's Board of Directors may add or delete participants from the Incentive Plan and may make modifications to the distribution of shares during the performance period.

11.  COMMITMENTS AND CONTINGENCIES

     In 1995, Enterprises anticipates the cost of its subsidiaries' construction programs to be approximately $257 million.

     IPL will comply with the provisions of the Act through the installation of SO2 scrubbers and NOx facilities. The cost of complying with the Act from 1995 through 1997, including AFUDC, is estimated to be approximately $142 million, of which $125 million is anticipated in 1995. During 1994, 1993, and 1992, expenditures for compliance with the Act were $59.4 million, $13.7 million, and $20.0 million, respectively.

     IPL has a five-year firm power purchase agreement with Indiana Michigan Power Company (IMP) for 100 megawatts (MW) of capacity effective April 1992, with the purchase of an additional 100 MW (for a total of 200
MW) beginning in April 1993. The agreement provides for monthly capacity payments by IPL of $.6 million from April 1992 through March 1993, increasing to a monthly amount of $1.2 million which began in April 1993 and continues through March 31, 1997. The agreement further provides that IPL can elect to extend purchases through December 31, 1997, and subsequently through November 30, 1999, with capacity payments of $1.2 million per month and $1.55 million per month, respectively. IPL can terminate the agreement, should the ability to include future demand charges in ordinary, necessary and reasonable expenses for ratemaking purposes be disallowed. Capacity payments during 1994, 1993 and 1992 under this agreement totaled $14.4 million, $12.6 million and $5.4 million, respectively.

     Enterprises is involved in litigation and environmental claims arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial position and results of operations. With respect to environmental issues, IPL has ongoing discussions with various regulatory authorities, and continues to believe that IPL is in compliance with its various permits, but if IPL's position is found to be erroneous, they could be subject to fines.

12.  WITHDRAWN TENDER OFFER

     During the third quarter of 1993, IPALCO incurred a one-time charge against earnings of $33.9 million before taxes ($21.1 million net of applicable income taxes), for legal, financial and administrative costs pertaining to IPALCO's effort to acquire PSI Resources, Inc. The charge resulted in a decrease in earnings per share of 56 cents.

13.  QUARTERLY RESULTS (UNAUDITED)

     Operating results for the years ended December 31, 1994 and 1993, by quarter, are as follows (in thousands except per share amounts):

                                                   1994
                               -----------------------------------------------
                               March 31    June 30   September 30  December 31
                               --------    --------  ------------  -----------
Utility operating revenues     $181,178    $161,137    $183,666     $160,095
Utility operating income         41,520      29,440      42,832       29,518
Net income                       30,365      16,138      28,900       17,591
Earnings per share of
  common stock                 $    .81    $    .43    $    .77     $    .47

                                                   1993
                               -----------------------------------------------
                               March 31    June 30   September 30  December 31
                               --------    --------  ------------  -----------
Utility operating revenues     $169,042    $153,127    $183,264     $158,870
Utility operating income         40,068      27,354      44,520       30,426
Net income                       29,868      16,520      10,987       18,047
Earnings per share of
  common stock                 $    .79    $    .44    $    .29     $    .48

     The quarterly figures reflect seasonal and weather-related fluctuations which are normal to IPL's operations. Colder weather was experienced in the first quarter of 1994 and warmer weather was experienced in the second quarter of 1994, while weather conditions in 1993 reflected near normal conditions. In addition, during the third quarter of 1994, IPL expensed approximately $3.1 million of property held for future use. See also Note 12.

     Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.
















































Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.
























































                                PART III



Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              Information relating to the directors of the registrant, set forth in the Proxy Statement of IPALCO Enterprises, Inc. dated March 6, 1995 (the registrant's Proxy Statement), under "Election of Six Directors" at pages 4-8 is incorporated herein by reference. Information relating to the registrant's executive officers is set forth at pages I-10 - I-12 of this Form 10-K under "Executive Officers of the Registrant at February 28, 1995."

Item 11.  EXECUTIVE COMPENSATION

              Information relating to executive compensation, set forth in the registrant's Proxy Statement under "Compensation of Executive Officers" at pages 11-15, "Compensation of Directors - Standard Arrangements" at page 15, "Compensation Committee Interlocks and Insider Participation" at page 18, "Pensions Plans" at page 20, and "Employment Contracts and Termination of Employment and Change in Control Arrangements" at pages 21-22, is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              Information relating to ownership of the registrant's common stock by persons known by the registrant to be the beneficial owners of more than 5% of the outstanding shares of common stock and by management, set forth in the registrant's Proxy Statement under "Voting Securities and Beneficial Owners" at pages 2-3 is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Information relating to certain relationships and related transactions, set forth in the registrant's Proxy Statement under "Compensation of Directors - Certain Business
              Relationships" at page 15, is incorporated herein by reference.


















                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) The Consolidated Financial Statements and Supplemental Schedule under this Item 14 (a) 1 and 2 filed in this Form 10-K are those of IPALCO Enterprises, Inc. and subsidiaries.

              1.  Consolidated Financial Statements

                  Included in Part II of this report:

                     Independent Auditors' Report

                     Statements of Consolidated Cash Flows
                       for the Years Ended December 31, 1994,
                       1993 and 1992

                     Statements of Consolidated Income for the Years Ended
                       December 31, 1994, 1993 and 1992

                     Consolidated Balance Sheets, December 31, 1994 and 1993

                     Statements of Consolidated Preferred Stock and
                       Long-Term Debt, December 31, 1994 and 1993

                     Statements of Consolidated Common Shareholders' Equity
                       for the Years Ended December 31, 1994, 1993 and 1992

                     Notes to Consolidated Financial Statements

          (a) 2.  Consolidated Financial Statement Schedules

                  Included in Part IV of this report:

                     For each of the years ended December 31, 1994, 1993
                     and 1992

                       Schedule VIII - Valuation and Qualifying Accounts

          (a) 3.  Exhibits

                     The Exhibit Index beginning on page IV-6 of this
                  Annual Report on Form 10-K lists the exhibits that are filed as part of this report.

          (b) Reports on Form 8-K

              IPALCO Enterprises, Inc. filed a report on Form 8-K, dated September 27, 1994, reporting Item 5, "Other Event", and Item 7, "Exhibits", with respect to the announced delay of IPL's proposed Patriot electric generating unit.








                              IPALCO ENTERPRISES, INC.                                                      SCHEDULE VIII

                         Valuation and Qualifying Accounts
               For the Years Ended December 31, 1994, 1993 and 1992
                                  (In Thousands)

- ---------------------------------------------------------------------------------------------------------------------------
                      COLUMN A                          COLUMN B             COLUMN C            COLUMN D      COLUMN E
                                                                            ADDITIONS           DEDUCTIONS
                                                                      ----------------------   FOR PURPOSES
                                                                      CHARGED TO    CHARGED     FOR WHICH
                                                       BALANCE AT     COSTS AND     TO OTHER     RESERVES     BALANCE AT
                     DESCRIPTION                        JANUARY 1      EXPENSES     ACCOUNTS   WERE CREATED   DECEMBER 31
- ---------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31, 1994:

RESERVES DEDUCTED IN CONSOLIDATED BALANCE
    SHEET FROM ASSETS TO WHICH THEY APPLY:
       Reserve for depreciation of utility property      $ 876,054    $  87,028     $     0     $  46,139      $ 916,943
       Reserve for depreciation of nonutility property   $   3,482    $   2,338     $     0     $      11      $   5,809
       Reserve for receivables                           $     672    $   1,894     $    21     $   1,732      $     855



YEAR ENDED DECEMBER 31, 1993:

RESERVES DEDUCTED IN CONSOLIDATED BALANCE
    SHEET FROM ASSETS TO WHICH THEY APPLY:
       Reserve for depreciation of utility property      $ 818,319    $  78,372     $     0     $  20,637      $ 876,054
       Reserve for depreciation of nonutility property   $   1,810    $   1,665     $     7     $       0      $   3,482
       Reserve for receivables                           $     688    $   1,994     $   (11)    $   1,999      $     672



YEAR ENDED DECEMBER 31, 1992:

RESERVES DEDUCTED IN CONSOLIDATED BALANCE
    SHEET FROM ASSETS TO WHICH THEY APPLY:
       Reserve for depreciation of utility property      $ 756,093    $  74,829     $     0     $  12,603      $ 818,319
       Reserve for depreciation of nonutility property   $     600    $   1,211     $     0     $       1      $   1,810
       Reserve for receivables                           $     734    $   1,986     $    60     $   2,092      $     688














                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IPALCO ENTERPRISES, INC.



                                    By /s/     John R.Hodowal
                                      ---------------------------------
                                      (John R. Hodowal, Chairman of the
                                           Board and President)

Date February 28, 1995
     -----------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                      Title                  Date
      ---------                      -----                  ----

  (i) Principal Executive Officer:


      /s/ John R. Hodowal     Chairman of the Board   February 28, 1995
      ----------------------      and President
       (John R. Hodowal)


 (ii) Principal Financial Officer:


      /s/ John R. Brehm       Vice President          February 28, 1995
      ----------------------   and Treasurer
       (John R. Brehm)


(iii) Principal Accounting Officer:


      /s/ Stephen J. Plunkett      Controller         February 28, 1995
      -----------------------
       (Stephen J. Plunkett)


 (iv) A majority of the Board of Directors of IPALCO Enterprises, Inc.:


       /s/ Joseph D. Barnette, Jr.   Director         February 28, 1995
       ---------------------------
        (Joseph D. Barnette, Jr.)



                        SIGNATURES (Continued)


       /s/ Robert A. Borns           Director         February 28, 1995
       ---------------------------
        (Robert A. Borns)


       /s/ Mitchell E. Daniels, Jr.  Director         February 28, 1995
       ----------------------------
        (Mitchell E. Daniels, Jr.)


       /s/ Rexford C. Early          Director         February 28, 1995
       ---------------------------
        (Rexford C. Early)


       /s/ Otto N. Frenzel III       Director         February 28, 1995
       ---------------------------
        (Otto N. Frenzel III)


       /s/ Max L. Gibson             Director         February 28, 1995
       ---------------------------
        (Max L. Gibson)


       /s/ Edwin J. Goss             Director         February 28, 1995
       ---------------------------
        (Edwin J. Goss)


       /s/ Dr. Earl B. Herr, Jr.     Director         February 28, 1995
       ---------------------------
        (Dr. Earl B. Herr, Jr.)


       /s/ John R. Hodowal           Director         February 28, 1995
       ---------------------------
        (John R. Hodowal)


       /s/ Ramon L. Humke            Director         February 28, 1995
       ---------------------------
        (Ramon L. Humke)


       /s/ Sam H. Jones              Director         February 28, 1995
       ---------------------------
        (Sam H. Jones)


       /s/ Andre B. Lacy             Director         February 28, 1995
       ---------------------------
        (Andre B. Lacy)




                        SIGNATURES (Continued)


       /s/ L. Ben Lytle              Director         February 28, 1995
       ---------------------------
        (L. Ben Lytle)


       /s/ Thomas M. Miller          Director         February 28, 1995
       ---------------------------
        (Thomas M. Miller)


       /s/ Sallie W. Rowland         Director         February 28, 1995
       ---------------------------
        (Sallie W. Rowland)


       /s/ Thomas H. Sams            Director         February 28, 1995
       ---------------------------
        (Thomas H. Sams)







































                             EXHIBIT INDEX

         Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof. The management contracts or compensatory plans are marked with a double asterisk (**) after the description of the contract or plan.

      Exhibit
        No.                        Description
      ------- -----------------------------------------------------------
      3.1*    Articles of Incorporation of IPALCO Enterprises, Inc.,
               as amended.  (Form 10-K for year ended 12-31-90.)

      3.2*    Bylaws of IPALCO Enterprises, Inc. dated April 26, 1994.
               (Form 10-Q for quarter ended 6-30-94.)

      4.1 IPALCO Enterprises, Inc. Automatic Dividend Reinvestment and Stock Purchase Plan.

      4.2 IPALCO Enterprises, Inc. and First Chicago Trust Company of New York (Rights Agent) - Rights Agreement.

      10.1 IPALCO Enterprises, Inc. Unfunded Deferred Compensation Plan for Directors dated December 27, 1983, as amended. **

      10.2 IPALCO Enterprises, Inc. Unfunded Deferred Compensation Plan for Officers effective January 1, 1994. **

      10.3 Directors' and Officers' Liability Insurance Policy No. DO392B1A94 effective June 1, 1994 to June 1, 1995. **

      10.4*   IPALCO Enterprises, Inc. Benefit Protection Fund and Trust
               Agreement effective November 1, 1988. (Form 10-K for year ended 12-31-88.) **

      10.5*   Exhibit A to IPALCO Enterprises, Inc. Benefit Protection
               Fund and Trust Agreement dated February 23, 1993. (Form 10-K for year ended 12-31-93.) **

      10.6*   IPALCO Enterprises, Inc. Annual Incentive Plan and
               Administrative Guidelines effective January 1, 1990. (Form 10-K for year ended 12-31-89.) **

      10.7    IPALCO Enterprises, Inc. Long-Term Performance and
               Restricted Stock Incentive Plan (as amended and restated effective January 1, 1995). **

      10.8    IPALCO Enterprises, Inc. 1990 Stock Option Plan  **

      10.9    IPALCO Enterprises, Inc. 1991 Directors' Stock Option Plan  **

      10.10 Form of Termination Benefits Agreement together with schedule of parties to, and dates of, the Termination Benefits Agreements **

      10.11 Employment Agreement between IPALCO Enterprises, Inc., Indianapolis Power & Light Company and John R. Hodowal dated July 29, 1986 **

      Exhibit
        No.                       Description
      ------- -------------------------------------------------------------

      10.12   Voluntary Employee Beneficiary Association (VEBA) Trust
               Agreement  **

      11.1    Computation of Per Share Earnings

      20.1*   Form 10-K of Indianapolis Power & Light Company for the year ended December 31, 1994, and all exhibits thereto.

      21.1    Subsidiaries of the Registrant

      23.1    Independent Auditors' Consent

      27.1    Financial Data Schedule

      99.1*   Agreement dated as of October 27, 1993, by and among IPALCO
               Enterprises, Inc., Indianapolis Power & Light Company, PSI Resources, Inc., PSI Energy, Inc., The Cincinnati Gas & Electric Company, CINergy Corp., James E. Rogers, John R. Hodowal and Ramon L. Humke. (Form 10-Q for quarter ended 9-30-93.)

      99.2 Amendment to Agreement, dated October 27, 1994, by and among IPALCO Enterprises, Inc., Indianapolis Power & Light Company, PSI Resources, Inc., PSI Energy, Inc., The Cincinnati Gas & Electric Company, CINergy Corp., James E. Rogers, John R. Hodowal and Ramon L. Humke.