Form 10-Q
period 1995-03-31
IPALCO ENTERPRISES INC
filed 1995-05-15
CIK 728391

SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549


                                 FORM 10-Q

     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


     For the quarterly period ended
             March 31, 1995                   Commission File Number  1-8644



                           IPALCO ENTERPRISES, INC.
            (Exact name of Registrant as specified in its charter)

          Indiana                                    35-1575582
     (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)           Identification No.)

               25 Monument Circle
               Indianapolis, Indiana                  46204
     (Address of principal executive offices)       (Zip Code)


     Registrants's telephone number, including area code:  317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
     past 90 days.   Yes     X     No
                         ---------   ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                     Outstanding At March 31, 1995
                  -----                     -----------------------------
         Common (Without Par Value)               37,814,171 Shares














             IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
             -----------------------------------------

                               INDEX
                               -----



                                                            Page No.
                                                            --------
PART I.   FINANCIAL INFORMATION
- -------------------------------

     Statements of Consolidated Income -
        Three Months Ended March 31, 1995 and 1994              2

     Consolidated Balance Sheets - March 31, 1995 and
        December 31, 1994                                       3

     Statements of Consolidated Cash Flows -
        Three Months Ended March 31, 1995 and 1994              4

     Notes to Consolidated Financial Statements                 5

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations         6-7

PART II.  OTHER INFORMATION                                  8-10
- ---------------------------

























                       PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                     Statements of Consolidated Income
                  (In Thousands Except Per Share Amounts)
                               (Unaudited)
                                                                       Three Months Ended
                                                                            March 31
                                                                     1995                1994
                                                                --------------      --------------
UTILITY OPERATING REVENUES:
  Electric                                                      $     164,347       $     168,902
  Steam                                                                11,171              12,276
                                                                --------------      --------------
    Total operating revenues                                          175,518             181,178
                                                                --------------      --------------
UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                               43,667              44,588
    Other                                                              27,415              26,630
  Power purchased                                                       3,879               5,168
  Purchased steam                                                       1,984               2,200
  Maintenance                                                          14,691              15,015
  Depreciation and amortization                                        21,381              20,221
  Taxes other than income taxes                                         8,635               7,987
  Income taxes - net                                                   15,588              17,849
                                                                --------------      --------------
    Total operating expenses                                          137,240             139,658
                                                                --------------      --------------
UTILITY OPERATING INCOME                                               38,278              41,520
                                                                --------------      --------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                   1,051                 863
  Other - net                                                          (1,602)               (684)
  Income taxes - net                                                      651                 668
                                                                --------------      --------------
    Total other income - net                                              100                 847
                                                                --------------      --------------
INCOME BEFORE INTEREST AND OTHER CHARGES                               38,378              42,367
                                                                --------------      --------------
INTEREST AND OTHER CHARGES:
  Interest                                                             12,980              12,357
  Allowance for borrowed funds used during construction                (1,300)             (1,150)
  Preferred dividend requirements of subsidiary                           795                 795
                                                                --------------      --------------
    Total interest and other charges - net                             12,475              12,002
                                                                --------------      --------------
NET INCOME                                                      $      25,903       $      30,365
                                                                ==============      ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             37,814              37,702
                                                                ==============      ==============

EARNINGS PER SHARE OF COMMON STOCK                              $        0.69       $        0.81
                                                                ==============      ==============

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                    $        0.54       $        0.53
                                                                ==============      ==============

See notes to consolidated financial statements.

                 IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                        Consolidated Balance Sheets
                              (In Thousands)
                                (Unaudited)
                                                                     March 31             December 31
                           ASSETS                                      1995                  1994
                           ------                                -----------------     -----------------
UTILITY PLANT:
  Utility plant in service                                       $      2,456,732      $      2,415,531
  Less accumulated depreciation                                           935,177               916,943
                                                                 -----------------     -----------------
      Utility plant in service - net                                    1,521,555             1,498,588
  Construction work in progress                                           193,799               191,010
  Property held for future use                                             22,174                22,174
                                                                 -----------------     -----------------
      Utility plant - net                                               1,737,528             1,711,772
OTHER ASSETS:                                                    -----------------     -----------------
  Nonutility property - at cost, less accumulated depreciation             87,808                76,671
  Other investments                                                        10,880                 9,637
                                                                 -----------------     -----------------
      Other assets - net                                                   98,688                86,308
                                                                 -----------------     -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                10,814                 8,148
  Financial investments                                                       -                   7,025
  Accounts receivable (less allowance for doubtful
   accounts - 1995, $1,117 and 1994, $855)                                 46,685                48,659
  Fuel - at average cost                                                   39,487                37,749
  Materials and supplies - at average cost                                 58,177                57,236
  Prepayments and other current assets                                      3,034                 9,132
                                                                 -----------------     -----------------
      Total current assets                                                158,197               167,949
                                                                 -----------------     -----------------
DEFERRED DEBITS:
  Unamortized Petersburg Unit 4 carrying charges                           32,689                32,521
  Unamortized redemption premiums and expenses on debt                     28,366                27,787
  Other regulatory assets                                                  60,951                53,661
  Miscellaneous                                                            13,955                11,080
                                                                 -----------------     -----------------
      Total deferred debits                                               135,961               125,049
                                                                 -----------------     -----------------
              TOTAL                                              $      2,130,374      $      2,091,078
                                                                 =================     =================














                        CAPITALIZATION AND LIABILITIES
                        ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                 $        382,974      $        381,228
    Premium on 4% cumulative preferred stock                                1,363                 1,363
    Retained earnings                                                     424,838               419,354
                                                                 -----------------     -----------------
      Total common shareholders' equity                                   809,175               801,945
  Cumulative preferred stock                                               51,898                51,898
  Long-term debt (less current maturities and
   sinking fund requirements)                                             667,678               665,971
                                                                 -----------------     -----------------
      Total capitalization                                              1,528,751             1,519,814
                                                                 -----------------     -----------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                               35,901                29,753
  Current maturities and sinking fund requirements                            350                   350
  Accounts payable and accrued expenses                                   104,784               102,360
  Dividends payable                                                        21,526                21,096
  Payrolls accrued                                                          4,160                 4,475
  Taxes accrued                                                            38,814                18,569
  Interest accrued                                                         11,550                14,933
  Other current liabilities                                                10,930                 8,823
                                                                 -----------------     -----------------
      Total current liabilities                                           228,015               200,359
                                                                 -----------------     -----------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                 287,299               280,684
  Unamortized investment tax credit                                        52,945                53,762
  Accrued postretirement benefits                                          31,611                34,854
  Miscellaneous                                                             1,753                 1,605
                                                                 -----------------     -----------------
      Total deferred credits and other long-term liabilities              373,608               370,905
                                                                 -----------------     -----------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
              TOTAL                                              $      2,130,374      $      2,091,078
                                                                 =================     =================

See notes to consolidated financial statements.

              IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                Statements of Consolidated Cash Flows
                            (In Thousands)
                             (Unaudited)
                                                                       Three Months Ended
                                                                            March 31
                                                                      1995              1994
                                                                 --------------    --------------
CASH FLOWS FROM OPERATIONS:
  Net income before preferred dividend requirements
   of subsidiary                                                 $      26,698     $      31,160
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                       22,427            21,335
    Income from financial investments                                      -                (667)
    Deferred income taxes and investment tax
      credit adjustments - net                                           2,433            (1,559)
    Allowance for funds used during construction                        (2,352)           (2,013)
  Decrease (increase) in certain assets:
    Accounts receivable                                                  1,974            (2,767)
    Fuel, materials and supplies                                        (2,679)            2,347
    Other current assets                                                 6,098               512
  Increase (decrease) in certain liabilities:
    Accounts payable                                                     2,424            (3,623)
    Taxes accrued                                                       20,245            20,741
    Other current liabilities                                           (1,012)              629
                                                                 --------------    --------------
Net cash provided by operating activities                               76,256            66,095
                                                                 --------------    --------------

CASH FLOWS FROM INVESTING:
  Withdrawals from financial investments                                 7,025               -
  Construction expenditures - utility                                  (44,387)          (27,448)
  Construction expenditures - nonutility                               (11,778)           (1,005)
  Other                                                                (11,968)            1,353
                                                                 --------------    --------------
Net cash used in investing activities                                  (61,108)          (27,100)
                                                                 --------------    --------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                            41,700           180,000
  Retirement of long-term debt - including premiums paid               (40,800)          (79,513)
  Short-term debt - net                                                  6,148           (88,500)
  Dividends paid                                                       (21,215)          (20,018)
  Issuance of common stock related to incentive compensation plans       1,746               936
  Other                                                                    (61)           (2,094)
                                                                 --------------    --------------
Net cash used in financing activities                                  (12,482)           (9,189)
                                                                 --------------    --------------
Net increase in cash and cash equivalents                                2,666            29,806
Cash and cash equivalents at beginning of period                         8,148            10,713
                                                                 --------------    --------------
Cash and cash equivalents at end of period                       $      10,814     $      40,519
                                                                 ==============    ==============



Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                         $      15,194     $      10,242
                                                                 ==============    ==============
    Income taxes                                                 $      (4,501)    $         821
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

    In the opinion of management these statements reflect all adjustments, consisting of only normal recurring accruals, including elimination of all significant intercompany balances and transactions, which are necessary to a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited financial statements included in Enterprises' 1994 Annual Report on Form 10-K.

2.  COMMON STOCK
                                                 Shares       Amount
                                               ----------  ------------
    Balance at December 31, 1994               37,755,966  $381,227,527
       Restricted stock issued (January 1995)      58,205     1,746,150
                                               ----------  ------------
    Balance at March 31, 1995                  37,814,171  $382,973,677
                                               ==========  ============
3.  LONG-TERM DEBT

    On February 9, 1995, IPL issued First Mortgage Bonds, 6 5/8% Series, due 2024, in the principal amount of $40 million. The net proceeds were used to redeem on March 15, 1995, IPL's $40 million First Mortgage Bonds, 10 5/8% Series, due 2014, at a redemption price of 102%.
    Accrued interest was also paid at the time of redemption.

4.  RATE MATTERS

    In the retail electric rate case now pending before the Indiana Utility Regulatory Commission (IURC), a prehearing conference was held on June 8, 1994, and an order was issued July 20, 1994, establishing a test year ending June 30, 1994. IPL filed its case-in-chief on October 11, 1994. Hearings scheduled by the IURC on IPL's request were held from February 7 through February 22, 1995. A procedural schedule has been established with the last hearings scheduled to occur in August of 1995.

5.  LINES OF CREDIT

    On March 10, 1995, Mid-America extended its line of credit with Union Bank of Switzerland to $30 million, of which $25 million was unused at March 31, 1995.

6. COMMITMENTS AND CONTINGENCIES (See Item 1. Legal Proceedings of Part II -- Other Information)






















































Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Material changes in the consolidated financial condition and results of operations of IPALCO Enterprises, Inc. (Enterprises), except where noted, are attributed to the operations of Indianapolis Power & Light Company (IPL). Consequently, the following discussion is centered on IPL.


LIQUIDITY AND CAPITAL RESOURCES

Overview
- --------

     The Board of Directors of Enterprises on February 28, 1995, declared a quarterly dividend on common stock of 54 cents per share. The dividend was paid April 15, 1995, to shareholders of record March 24, 1995.

     Internally generated cash provided by IPL's operations and the issuance of long-term debt were used primarily for utility construction expenditures and the repayment of short-term and long-term debt during the first three months of 1995.

     On February 9, 1995, IPL issued First Mortgage Bonds in the principal amount of $40 million to replace comparable bonds that were at a higher rate.

Future Rate Relief
- ------------------

     IPL has asked the Indiana Utility Regulatory Commission (IURC) to approve increases in its electric rates. IPL is requesting approval of an overall rate increase of about 13.9 percent to generate additional annual revenues of $87.7 million. Under IPL's proposal, the percent of increase will vary for different customer classes. Hearings scheduled by the IURC on IPL's request were held from February 7 through February 22, 1995.

     The Office of Utility Consumer Counselor (OUCC) filed its case-in-chief in the proceeding with the IURC on April 21, 1995, recommending that IPL's existing electric rates be decreased $33.7 million. IPL believes that the OUCC's recommendation is based on errors of fact, miscalculations and misapplications of principles, and, accordingly, believes that its recommendation is not likely to be accepted. Other intervenors, including a group of industrial customers, the Citizens Action Coalition, the City of Indianapolis and the Department of Defense, also filed their case-in-chief on April 21, 1995. IPL is scheduled to file rebuttal testimony in this proceeding on May 26, 1995. Public hearings on the OUCC's and other intervenors' case-in-chief and IPL's rebuttal testimony are scheduled to commence in July of 1995.

     IPL last received an order from the IURC authorizing an increase in electric basic rates and charges in August, 1986.

New Indiana Regulation
- ----------------------

     On April 26, 1995, changes to existing Indiana Utility Regulatory laws were enacted which increase the period to be used in Indiana's quarterly earnings test from one year to five years and allow the IURC to consider alternate forms of regulation. The quarterly earnings test is applicable to all Indiana electric and gas utilities. The extension of the test period will allow utilities, which can be significantly affected by weather conditions, to average high and low periods when computing the quarterly earnings test.
                                  -6-

RESULTS OF OPERATIONS

      Comparison of Quarters Ended March 31, 1995 and March 31, 1994
      --------------------------------------------------------------

     Earnings per share during the first quarter of 1995 were $.69 or $.12 below the $.81 attained in the comparable 1994 period. The following discussion highlights the factors contributing to the first quarter results.

Operations
- ----------

     The decrease in electric operating revenues of $4.6 million was primarily a result of the milder weather during this quarter compared to the same period one year ago. Contributing to the decreased revenues was a decrease in retail electric kilowatt-hour (KWH) sales of $4.0 million and a decrease in sales for resale of $1.5 million, due to decreased energy sales to neighboring utilities. These decreases were partially offset by increases in fuel cost adjustment recoveries of $.6 million and miscellaneous revenues of $.3 million. The following table is a summary of KWH sales to each customer class:

                  Retail KWH Sales By Customer Class
                          In Millions of KWHs
                     Three Months Ended March 31,

                              1995       1994         % Change
                             -------    -------       --------

          Residential        1,175.9    1,283.6        (8.4)%
          Commercial           585.0      639.6        (8.5)
          Industrial         1,534.2    1,504.0         2.0
          Other                 20.5       21.2        (3.3)
                             -------    -------
             Total Retail    3,315.6    3,448.4        (3.9)
                             =======    =======

     Power purchased decreased $1.3 million primarily due to decreased firm peaking-energy payments and decreased non-displacement purchases for 1995. Purchased steam decreased $.2 million due to a decrease in prices and therms purchased from an independent resource recovery system located within the City of Indianapolis.

     Depreciation expense increased $1.2 million primarily due to an increase in the utility plant balance.

     Income taxes - net decreased $2.3 million primarily due to the decrease in pretax utility operating income.

     As a result of the foregoing, utility operating income decreased 7.8% over last year, to $38.3 million.

Other Income and Deductions
- ---------------------------

     Allowance for equity funds used during construction increased $.2 million due to an increased construction base.

     Other - net, which includes the pre-tax operations other than IPL, decreased $.9 million primarily due to decreased investment income from financial investments.

Interest and Other Charges
- --------------------------

     Allowance for borrowed funds used during construction increased $.2 million due to an increased construction base.

                    PART II - OTHER INFORMATION
                    ---------------------------


Item 1.  Legal Proceedings
- --------------------------

       On August 18, 1993, the Indiana Utility Regulatory Commission ("IURC") entered an order in Cause No. 39437, approving the Environmental Compliance Plan of Indianapolis Power & Light Company ("IPL") to comply with the Clean Air Act Amendments of 1990. The estimated cost of IPL's Environmental Compliance Plan is approximately $250 million before including allowance for funds used during construction. A primary part of IPL's Plan, scrubbing IPL's Petersburg 1 and 2 coal-fired plants by 1996 to enable IPL to continue to burn high sulfur coal, was opposed by the Office of Utility Consumer Counselor ("OUCC"), the Citizens Action Coalition ("CAC"), and the Industrial Intervenors Group ("IIG"). OUCC, CAC and IIG have appealed the IURC's order to the Indiana Court of Appeals. The Attorney General on behalf of the State of Indiana has filed an Amicus Brief in support of IPL. The matter is fully briefed and is awaiting decision by the Court of Appeals.

      On April 8, 1994, IPL filed a petition with the IURC, Cause No. 39938, for authority to increase its rates and charges for electric service, to continue the capitalization of allowance for funds used during construction and to defer depreciation expense on IPL's Stout Combustion Turbine Unit No. 5, to add to the fair value of IPL's utility property environmental compliance capital projects and qualified pollution control property under construction and for revised depreciation rates. IPL prefiled its evidence on October 11, 1994, and hearings on IPL's case-in-chief were held from February 7 through February 22, 1995. A procedural schedule has been established with the last hearings scheduled to occur in August of 1995. A hearing for the public pursuant to Indiana Statute will be held between April 21, 1995 and July 10, 1995 on a date later determined by the IURC.

      On March 16, 1993, Smith Cogeneration of Indiana, Inc., and its affiliated ("Smith") filed a petition with the IURC requesting that IPL be ordered to enter into a power sales agreement to purchase power from Smith's proposed 240 megawatt plant. On September 24, 1993, IPL filed a motion for summary adjudication of Smith's petition. Thereafter, on September 7, 1994, the IURC entered an Order dismissing Smith's petition. No action has been taken in this matter since the entry of the Order and IPL believes this matter is concluded.

       In June, 1993, IPL received a Notice of Violation from the Indianapolis Air Pollution Control Section ("IAPCS") regarding fugitive dust emissions at its Perry K Generating Station. IPL met with IAPCS to discuss four alleged violations over a span of 15 months. Each violation was subject to a fine of up to $2,500. IPL agreed to a settlement in the amount of $3,500 for all alleged violations, and the settlement was finalized on August 31, 1994, and this matter is concluded.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

       a) Exhibits. Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof.

3.1* Articles of Incorporation of IPALCO Enterprises, Inc., as amended. (Form 10-K for year ended 12-31-90.)

3.2* Bylaws of IPALCO Enterprises, Inc. dated April 26, 1994. (Form 10-Q for quarter ended 6-30-94.)

4.1* IPALCO Enterprises, Inc. Automatic Dividend Reinvestment and Stock Purchase Plan. (Exhibit 4.1 to the Form 10-K for the year ended 12-31-94.)

4.2* IPALCO Enterprises, Inc. Shareholder Rights Plan - Rights Agreement. (Exhibit 4.2 to the Form 10-K for the year ended 12-31-94.)

10.1 Mid-America Capital Resources, Inc. Long-Term Incentive Plan (Effective January 1, 1995.)

11.1   Computation of Per Share Earnings

27.1   Financial Data Schedule


       b)    Reports on Form 8-K.

             None.

                              Signatures
                              ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             IPALCO ENTERPRISES, INC.
                                         --------------------------------
                                                  (Registrant)



Date:  May 15, 1995                      /s/ John R. Brehm
       ------------                      --------------------------------
                                             John R. Brehm
                                             Vice President and Treasurer



Date:  May 15, 1995                      /s/ Stephen J. Plunkett
       ------------                      --------------------------------
                                             Stephen J. Plunkett
                                             Controller