Form 10-Q
period 1995-06-30
IPALCO ENTERPRISES INC
filed 1995-08-11
CIK 728391

                                FORM 10-Q


                    SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


     For the quarterly period ended
              June 30, 1995                   Commission File Number  1-8644



                         IPALCO ENTERPRISES, INC.
          (Exact name of Registrant as specified in its charter)

          Indiana                                   35-1575582
     (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)           Identification No.)

          25 Monument Circle
          Indianapolis, Indiana                      46204
     (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code:  317-261-8261



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
    past 90 days.   Yes     X     No
                       ---------    ---------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                     Outstanding At June 30, 1995
                  -----                     ----------------------------
         Common (Without Par Value)              37,820,171 Shares

             IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
             -----------------------------------------
                               INDEX
                               -----


                                                                  Page No.
                                                                  --------
PART I.   FINANCIAL INFORMATION
- -------------------------------

     Statements of Consolidated Income - Three Months Ended and
        Six Months Ended June 30, 1995 and 1994                       2

     Consolidated Balance Sheets - June 30, 1995 and
        December 31, 1994                                             3

     Statements of Consolidated Cash Flows -
        Six Months Ended June 30, 1995 and 1994                       4

     Notes to Consolidated Financial Statements                     5-6

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations              7-11

PART II.  OTHER INFORMATION                                       12-14
- ---------------------------

               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         IPALCO ENTERPRISES, INC. and SUBSIDIARIES
             Statements of Consolidated Income
          (In Thousands Except Per Share Amounts)
                        (Unaudited)
                                                                    Three Months Ended            Six Months Ended
                                                                         June 30                       June 30
                                                                    1995           1994           1995           1994
                                                               -------------  -------------  -------------  -------------
UTILITY OPERATING REVENUES:
  Electric                                                     $     151,814  $     153,004  $     316,161  $     321,906
  Steam                                                                7,838          8,133         19,009         20,409
                                                               -------------  -------------  -------------  -------------
    Total operating revenues                                         159,652        161,137        335,170        342,315
                                                               -------------  -------------  -------------  -------------
UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                              39,174         40,736         82,841         85,324
    Other                                                             27,813         25,964         55,228         52,594
  Power purchased                                                      5,033          4,692          8,912          9,860
  Purchased steam                                                      1,434          1,819          3,418          4,019
  Maintenance                                                         16,257         20,831         30,948         35,846
  Depreciation and amortization                                       21,510         20,727         42,891         40,948
  Taxes other than income taxes                                        7,450          7,383         16,085         15,370
  Income taxes - net                                                  10,383          9,545         25,971         27,394
                                                               -------------  -------------  -------------  -------------
    Total operating expenses                                         129,054        131,697        266,294        271,355
                                                               -------------  -------------  -------------  -------------
UTILITY OPERATING INCOME                                              30,598         29,440         68,876         70,960
                                                               -------------  -------------  -------------  -------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                  1,298            749          2,349          1,612
  Other - net                                                         (2,723)        (4,085)        (4,325)        (4,769)
  Income taxes - net                                                     862          1,751          1,513          2,419
                                                               -------------  -------------  -------------  -------------
    Total other deductions - net                                        (563)        (1,585)          (463)          (738)
                                                               -------------  -------------  -------------  -------------
INCOME BEFORE INTEREST AND OTHER CHARGES                              30,035         27,855         68,413         70,222
                                                               -------------  -------------  -------------  -------------
INTEREST AND OTHER CHARGES:
  Interest                                                            12,737         11,988         25,717         24,345
  Allowance for borrowed funds used during construction               (1,382)        (1,067)        (2,682)        (2,217)
  Preferred dividend requirements of subsidiary                          796            796          1,591          1,591
                                                               -------------  -------------  -------------  -------------
    Total interest and other charges - net                            12,151         11,717         24,626         23,719
                                                               -------------  -------------  -------------  -------------
NET INCOME                                                     $      17,884  $      16,138  $      43,787  $      46,503
                                                               =============  =============  =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            37,819         37,748         37,817         37,725
                                                               =============  =============  =============  =============

EARNINGS PER SHARE OF COMMON STOCK                             $        0.47  $        0.43  $        1.16  $        1.23
                                                               =============  =============  =============  =============
      2 continued
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                   $        0.54  $        0.53  $        1.08  $        1.06
                                                               =============  =============  =============  =============

See notes to consolidated financial statements.

            IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                   Consolidated Balance Sheets
                         (In Thousands)
                           (Unaudited)
                                                                           June 30             December 31
                             ASSETS                                         1995                  1994
                             ------                                   -----------------     -----------------
UTILITY PLANT:
  Utility plant in service                                            $      2,474,059      $      2,415,531
  Less accumulated depreciation                                                951,395               916,943
                                                                      -----------------     -----------------
      Utility plant in service - net                                         1,522,664             1,498,588
  Construction work in progress                                                216,639               191,010
  Property held for future use                                                  22,201                22,174
                                                                      -----------------     -----------------
      Utility plant - net                                                    1,761,504             1,711,772
OTHER ASSETS:                                                         -----------------     -----------------
  Nonutility property - at cost, less accumulated depreciation                  98,767                76,671
  Other investments                                                              7,471                 9,637
                                                                      -----------------     -----------------
      Other assets - net                                                       106,238                86,308
                                                                      -----------------     -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                      8,999                 8,148
  Financial investments                                                           -                    7,025
  Accounts receivable (less allowance for doubtful
   accounts - 1995, $1,044 and 1994, $855)                                      48,063                48,659
  Fuel - at average cost                                                        42,876                37,749
  Materials and supplies - at average cost                                      57,731                57,236
  Prepayments and other current assets                                           3,634                 9,132
                                                                      -----------------     -----------------
      Total current assets                                                     161,303               167,949
                                                                      -----------------     -----------------
DEFERRED DEBITS:
  Unamortized Petersburg Unit 4 carrying charges                                32,689                32,521
  Unamortized redemption premiums and expenses on debt                          28,609                27,787
  Other regulatory assets                                                       65,801                53,661
  Miscellaneous                                                                 14,117                11,080
                                                                      -----------------     -----------------
      Total deferred debits                                                    141,216               125,049
                                                                      -----------------     -----------------
              TOTAL                                                   $      2,170,261      $      2,091,078
                                                                      =================     =================













      3 continued
                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                      $        383,139      $        381,228
    Premium on 4% cumulative preferred stock                                     1,363                 1,363
    Retained earnings                                                          422,299               419,354
                                                                      -----------------     -----------------
      Total common shareholders' equity                                        806,801               801,945
  Cumulative preferred stock of subsidiary                                      51,898                51,898
  Long-term debt (less current maturities and
   sinking fund requirements)                                                  654,585               665,971
                                                                      -----------------     -----------------
      Total capitalization                                                   1,513,284             1,519,814
                                                                      -----------------     -----------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                    84,700                29,753
  Current maturities and sinking fund requirements                              15,150                   350
  Accounts payable and accrued expenses                                        105,654               102,360
  Dividends payable                                                             21,545                21,096
  Payrolls accrued                                                               4,079                 4,475
  Taxes accrued                                                                 20,319                18,569
  Interest accrued                                                              15,054                14,933
  Other current liabilities                                                     12,453                 8,823
                                                                      -----------------     -----------------
      Total current liabilities                                                278,954               200,359
                                                                      -----------------     -----------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                      289,105               280,684
  Unamortized investment tax credit                                             52,128                53,762
  Accrued postretirement benefits                                               34,535                34,854
  Miscellaneous                                                                  2,255                 1,605
                                                                      -----------------     -----------------
      Total deferred credits and other long-term liabilities                   378,023               370,905
                                                                      -----------------     -----------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
              TOTAL                                                   $      2,170,261      $      2,091,078
                                                                      =================     =================


See notes to consolidated financial statements.

              IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                Statements of Consolidated Cash Flows
                            (In Thousands)
                             (Unaudited)
                                                                               Six Months Ended
                                                                                    June 30
                                                                            1995               1994
                                                                       ---------------    ---------------
CASH FLOWS FROM OPERATIONS:
  Net income before preferred dividend requirements of subsidiary      $       45,378     $       48,094
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                              45,064             43,430
    Income from financial investments                                            -                  (744)
    Deferred income taxes and investment tax credit adjustments - net           2,307             (1,574)
    Allowance for funds used during construction                               (5,031)            (3,829)
    Debt issuance costs and premiums on redemptions of debt                    (1,406)            (3,616)
  Decrease (increase) in certain assets:
    Accounts receivable                                                           596              1,536
    Fuel, materials and supplies                                               (5,622)              (156)
    Other current assets                                                        5,498              1,118
  Increase (decrease) in certain liabilities:
    Accounts payable                                                            3,294              9,670
    Taxes accrued                                                               1,750             (4,990)
    Other current liabilities                                                   4,041              6,210
                                                                       ---------------    ---------------
Net cash provided by operating activities                                      95,869             95,149
                                                                       ---------------    ---------------

CASH FLOWS FROM INVESTING:
  Withdrawals from financial investments                                        7,025              1,500
  Construction expenditures - utility                                         (86,602)           (67,087)
  Construction expenditures - nonutility                                      (23,433)            (2,328)
  Other                                                                       (10,246)             1,066
                                                                       ---------------    ---------------
Net cash used in investing activities                                        (113,256)           (66,849)
                                                                       ---------------    ---------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                   43,750            180,000
  Retirement of long-term debt                                                (40,350)           (78,429)
  Short-term debt - net                                                        54,947            (81,700)
  Dividends paid                                                              (42,021)           (40,809)
  Issuance of common stock related to incentive compensation plans              1,912              1,767
                                                                       ---------------    ---------------
Net cash provided by (used in) financing activities                            18,238            (19,171)
                                                                       ---------------    ---------------
Net increase in cash and cash equivalents                                         851              9,129
Cash and cash equivalents at beginning of period                                8,148             10,713
                                                                       ---------------    ---------------
Cash and cash equivalents at end of period                             $        8,999     $       19,842
                                                                       ===============    ===============




      4 continued
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                               $       23,051     $       18,682
                                                                       ===============    ===============
    Income taxes                                                       $       16,389     $       28,269
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

2.  COMMON STOCK
                                                Shares         Amount
                                                ------         ------
   Balance at December 31, 1994               37,755,966    $381,227,527
      Restricted stock issued (January 1995)      58,205       1,746,150
      Exercise of stock options (April 1995)       6,000         165,722
                                              ----------    ------------
   Balance at June 30, 1995                   37,820,171    $383,139,399
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

4.  RATE MATTERS

    On July 21, 1995, IPL and the other parties to IPL's pending $88-million retail electric rate case presented a Settlement Agreement to the Indiana Utility Regulatory Commission (IURC). Under terms of this agreement, which requires IURC approval, new rates will be implemented in two steps to produce additional annual revenues of $35 million in step 1 and $25 million in step 2. If the IURC approves the Settlement Agreement, the step 1 increase is expected to become effective approximately September 1, 1995. The step 2 increase becomes effective June 30, 1996, conditioned on IPL certifying that the flue gas desulfurization units (scrubbers) at the Petersburg Generating Station are in service. IPL last received an electric general rate increase order in 1986.

5.  LINES OF CREDIT

    On March 10, 1995, Mid-America extended its line of credit with Union Bank of Switzerland to $30 million, of which $19 million was unused at June 30, 1995.

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


LIQUIDITY AND CAPITAL RESOURCES

Overview
- --------

     The Board of Directors of Enterprises on May 30, 1995, declared a quarterly dividend on common stock of 54 cents per share. The dividend was paid July 15, 1995, to shareholders of record June 23, 1995.

     IPL's capital requirements are primarily related to construction expenditures needed to meet customers needs for electric and steam, as well as expenditures for compliance for the federal Clean Air Act. Construction expenditures (excluding allowance for funds used during construction) totaled $53.9 million during the second quarter ended June 30, 1995, representing a $12.9 million increase from the comparable period in 1994. This increase is mostly related to the construction of scrubbers at IPL's Petersburg Generating Station scheduled to be in-service in mid-1996. Internally generated cash provided by IPL's operations and the issuance of short-term debt were primarily used for construction expenditures during the second quarter of 1995. Construction expenditures (excluding allowance for funds used during construction) totaled $110.0 million during the six months ended June 30, 1995, representing a $40.6 million increase from the comparable period in 1994 due primarily to the construction of IPL's Petersburg Generating Station scrubbers and chilled water systems at two of the unregulated subsidiaries during 1995. Internally generated cash provided by IPL's operations and the issuance of short-term debt were used for construction expenditures during the first six months of 1995. Assuming IURC approval of IPL's electric rate settlement, IPL anticipates improved liquidity and currently faces no liquidity problems.

     The five-year construction program has had no changes to what was previously reported in IPALCO's 1994 Form 10-K report. (See "Cost of Construction Program" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPALCO's 1994 Form 10-K report for further discussion).

     On February 9, 1995, IPL issued First Mortgage Bonds in the principal amount of $40 million to replace comparable bonds that were at a higher rate.

Future Rate Relief
- ------------------

     On July 21, 1995, IPL and the other parties to IPL's pending $88-million retail electric rate case presented a Settlement Agreement to the IURC. The agreement will raise IPL's retail electric rates $60 million a year in two steps. Step 1 will produce additional annual revenues of $35 million beginning approximately September 1, 1995, if the agreement is approved by the IURC. Step 2 will generate additional annual revenues of $25 million beginning June 30, 1996, conditioned upon certification that IPL's two new scrubbers at the Petersburg Generating Station are in service.

     Under terms of the agreement, IPL will not seek another increase until after July 1, 1997, at the earliest. IPL also has agreed not to file a request to build any large, base-load generating capacity before January 1, 2000. This provision can be waived in extreme circumstances. In addition, the parties agreed to resolve pending litigation involving IPL's Clean Air Act compliance plan.

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


RESULTS OF OPERATIONS

     Comparison of Quarters Ended June 30, 1995 and June 30, 1994
     ------------------------------------------------------------

     Earnings per share during the second quarter of 1995 were $.47 or $.04 above the $.43 attained in the comparable 1994 period. The following discussion highlights the factors contributing to the second quarter results.

Operations
- ----------

     Electric operating revenues decreased $1.2 million this quarter compared to the same period one year ago. Cooling degree days in the Indianapolis area were down 25 percent for the second quarter, compared to the same period in 1994. Kilowatthour (KWH) sales to less weather-sensitive industrial customers, however, increased 2.4%. Contributing to the decreased revenues was a decrease of $1.7 million in fuel cost adjustment recoveries. This decrease was partially offset by increases in retail electric KWH sales of $.3 million and miscellaneous revenues of $.2 million. The following table is a summary of KWH sales to each customer class:

                Retail KWH Sales By Customer Class
                        In Millions of KWHs
                    Three Months Ended June 30,

                             1995       1994       % Change
                            -------    -------     --------
          Residential         816.9      844.3       (3.2)%
          Commercial          480.2      491.0       (2.2)
          Industrial        1,580.1    1,543.2        2.4
          Other                15.4       17.4      (11.5)
                            -------    -------
             Total Retail   2,892.6    2,895.9       (0.1)
                            =======    =======

     Fuel costs decreased $1.6 million due to a decrease in prices of $2.1 million, partially offset by an increase in deferred fuel costs of $.3 million and an increase in fuel consumption of $.2 million. Other operating expenses increased $1.8 million primarily due to increased administrative and general expenses of $1.2 million and increased electric distribution expenses of $.6 million. Power purchased increased $.3 million due to increased purchases of short-term energy for 1995. Purchased steam decreased $.4 million due to a decrease in prices and therms purchased from an independent resource recovery system located within the City of Indianapolis.

     Maintenance expenses decreased $4.6 million, reflecting decreased expenditures for unit overhaul costs at the Petersburg Generating Station of $2.7 million, decreased electric distribution expenditures for overhead and underground lines of $1.6 million and decreased expenditures for general maintenance at the Perry K Generating Station of $.3 million.

     Income taxes - net increased $.8 million primarily due to the increase in pretax utility operating income.

     As a result of the foregoing, utility operating income increased 3.9% from last year, to $30.6 million.

Other Income and Deductions
- ---------------------------

     Allowance for equity funds used during construction increased $.5 million due to an increased construction base.

     Other - net, which includes the pretax operations other than IPL, increased $1.4 million primarily due to increased revenues and decreased operating costs of other subsidiaries.

     Income taxes - net, which includes taxes on operations other than IPL, increased $.9 million primarily due to the increase in nonutility operating income.

Interest and Other Charges
- --------------------------

     Interest expense increased $.7 million primarily due to the issuance of $200 million long-term debt in 1994. The increase in interest expense for the second quarter of 1995 was partially offset by decreased expense as a result of refinancing certain first mortgage bonds during 1995 and 1994 with more favorable terms.

     Allowance for borrowed funds used during construction increased $.3 million due to an increased construction base.


     Comparison of Six Months Ended June 30, 1995 and June 30, 1994
     --------------------------------------------------------------

     Earnings per share during the first six months of 1995 were $1.16 or $.07 below the $1.23 attained during the first six months of 1994. The following discussion highlights the factors contributing to the year-to-date results.

Operations
- ----------

     The decrease in electric operating revenues of $5.7 million was the result of milder weather during the first six months of the year compared to the same period in 1994. Contributing to the decreased revenues was a decrease in retail electric KWH sales of $3.6 million, a decrease in sales for resale of $1.4 million, due to decreased energy sales to neighboring utilities, and a decrease in fuel cost adjustment recoveries of $1.1 million. Miscellaneous revenues increased $.4 million. The following table is a summary of KWH sales to each customer class:

                Retail KWH Sales By Customer Class
                        In Millions of KWHs
                     Six Months Ended June 30,

                             1995       1994       % Change
                            -------    -------     --------
          Residential       1,992.8    2,127.9       (6.3)%
          Commercial        1,065.2    1,130.6       (5.8)
          Industrial        3,114.3    3,047.2        2.2
          Other                35.9       38.6       (7.0)
                            -------    -------
             Total Retail   6,208.2    6,344.3       (2.1)
                            =======    =======

     Fuel costs decreased $2.5 million due to a decrease in prices of $4.1 million as well as a decrease in fuel consumption of $1.4 million, partially offset by an increase in deferred fuel costs of $3.0 million. Other operating expenses increased $2.6 million primarily due to increased administrative and general expenses of $1.6 million, increased electric distribution expenses of $.6 million, increased expenses at the Petersburg Generating Station of $.3 million, increased customer accounts expense of $.3 million and increased miscellaneous expense of $.2 million, partially offset by decreased customer assistance expenses of $.4 million. Power purchased decreased $.9 million due to decreased energy purchases. Purchased steam decreased $.6 million due to a decrease in prices and therms purchased from an independent resource recovery system located within the City of Indianapolis.

     Maintenance expenses decreased $4.9 million, reflecting decreased expenditures for unit overhaul costs at the Petersburg Generating Station of $4.1 million, decreased electric distribution expenditures for overhead and underground lines of $1.7 million and decreased expenditures for general maintenance at the Perry K Generating Station of $.5 million. These expenses were partially offset by increased expenditures for unit overhaul costs at the Pritchard Generating Station of $1.0 million during

1995 and increased expenditures for transmission station equipment of $.4 million.

     Income taxes - net decreased $1.4 million primarily due to the decrease in pretax utility operating income.

     As a result of the foregoing, utility operating income decreased 2.9% from last year, to $68.9 million.

Other Income and Deductions
- ---------------------------

     Allowance for equity funds used during construction increased $.7 million due to an increased construction base.

     Income taxes - net, which includes taxes on operations other than IPL, increased $.9 million primarily due to the increase in nonutility operating income.

Interest and Other Charges
- --------------------------

     Interest expense increased $1.4 million primarily due to the issuance of $200 million long-term debt in 1994. The increase in interest expense for year-to-date 1995 was partially offset by decreased expense as a result of refinancing certain first mortgage bonds during 1995 and 1994 with more favorable terms.

     Allowance for borrowed funds used during construction increased $.5 million due to an increased construction base.

                    PART II - OTHER INFORMATION
                    ---------------------------

Item 1.  Legal Proceedings
- --------------------------

     On August 18, 1993, the Indiana Utility Regulatory Commission ("IURC") entered an order in Cause No. 39437, approving the Environmental Compliance Plan of Indianapolis Power & Light Company ("IPL") to comply with the Clean
Air Act Amendments of 1990. The estimated cost of IPL's Environmental Compliance Plan is approximately $250 million before including allowance for funds used during construction. A primary part of IPL's Plan, scrubbing IPL's Petersburg 1 and 2 coal-fired plants by 1996 to enable IPL to continue to burn high sulfur coal, was opposed by the Office of Utility Consumer Counselor ("OUCC"), the Citizens Action Coalition ("CAC"), and the Industrial Intervenors Group ("IIG"). OUCC, CAC and IIG appealed the IURC's order to the Indiana Court of Appeals. On June 30, 1995, the Indiana Court of Appeals issued its opinion that while the substantive findings of the Commission were appropriate, the Indiana statutory provisions relating to the use of Indiana coal were unconstitutional. The Court remanded the Cause back to the IURC for reconsideration.

     On April 8, 1994, IPL filed a petition with the IURC, Cause No. 39938, for authority to increase its rates and charges for electric service, to continue the capitalization of allowance for funds used during construction and to defer depreciation expense on IPL's Stout Combustion Turbine Unit No. 5, to add to the fair value of IPL's utility property environmental compliance capital projects and qualified pollution control property under construction and for revised depreciation rates. Settlement discussions were conducted which resulted in a Settlement Agreement presented to the IURC on July 21, 1995. Significant provisions of the Settlement Agreement include: a two step rate increase; a moratorium on filing a new retail electric rate case until July 1, 1997; absent an emergency, a moratorium on filing for a Certificate of Public Convenience and Necessity to build a retail base load generating unit until January 1, 2000; and establishing an authorized return for fuel cost adjustment filings of $150 million for step 1 and $163 million for step 2. As a result of the settlement, IPL can increase its rates to produce additional annual revenues of $35 million in step 1 and $25 million in step 2. The step 1 increase will be effective September 1, 1995 and step 2 becomes effective
June 30, 1996. The step 2 increase is conditioned on IPL certifying that the flue gas desulfurization units (scrubbers) are in service. The inclusion of the scrubbers effectively concludes the pending issues in IPL's Environmental Compliance Plan proceeding discussed above. The remand of IPL's Environmental Compliance Plan order to the IURC will be held in abeyance pending implementation of step 2 of the rate case settlement. The rate case settlement is subject to IURC approval.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

     The Annual Meeting of shareholders of IPALCO Enterprises, Inc. was held on April 19, 1995. At the Annual Meeting, the following six directors in Class III were elected to terms of three years each which expire in April, 1998. Each director received the following numbers of votes as shown opposite his or her name:

     Director                     Votes For        Votes Withheld
     --------                     ----------       --------------

     Otto N. Frenzel III          31,802,309       451,184
     Dr. Earl B. Herr, Jr.        31,798,540       454,953
     Sam H. Jones                 31,604,070       649,423
     Andre B. Lacy                31,759,397       494,096
     L. Ben Lytle                 31,580,735       672,758
     Thomas M. Miller             31,567,160       686,333


     The shareholders also voted upon the approval of the IPALCO
Enterprises, Inc. Long-Term Performance and Restricted Stock Incentive Plan (the "Plan"). The vote with regard to the Plan was as follows:

     Votes For        Votes Against       Votes Abstaining
     ---------        -------------       ----------------

     29,018,261       2,115,848           1,119,384

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



                                             IPALCO ENTERPRISES, INC.
                                         --------------------------------
                                                   (Registrant)



Date:  August 11, 1995                   /s/ John R. Brehm
     ---------------------               --------------------------------
                                             John R. Brehm
                                             Vice President and Treasurer



Date:  August 11, 1995                   /s/ Stephen J. Plunkett
     ---------------------               --------------------------------
                                             Stephen J. Plunkett
                                             Controller