Form 10-Q
period 1995-09-30
IPALCO ENTERPRISES INC
filed 1995-11-14
CIK 728391

                                 FORM 10-Q


                    SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


     For the quarterly period ended
           September 30, 1995                   Commission File Number  1-8644



                         IPALCO ENTERPRISES, INC.
          (Exact name of Registrant as specified in its charter)

          Indiana                                   35-1575582
     (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)           Identification No.)

          25 Monument Circle
          Indianapolis, Indiana                      46204
     (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code:  317-261-8261



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
    past 90 days.   Yes     X     No
                       ---------    ---------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                     Outstanding At September 30, 1995
                  -----                     ---------------------------------
         Common (Without Par Value)                  37,844,171 Shares

             IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
             -----------------------------------------
                               INDEX
                               -----


                                                                 Page No.
                                                                 --------
PART I.   FINANCIAL INFORMATION
-------------------------------

     Statements of Consolidated Income - Three Months Ended
        and Nine Months Ended September 30, 1995 and 1994            2

     Consolidated Balance Sheets - September 30, 1995 and
        December 31, 1994                                            3

     Statements of Consolidated Cash Flows -
        Nine Months Ended September 30, 1995 and 1994                4

     Notes to Consolidated Financial Statements                    5-6

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations             7-11

PART II.  OTHER INFORMATION                                      12-13
---------------------------

               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         IPALCO ENTERPRISES, INC. and SUBSIDIARIES
             Statements of Consolidated Income
          (In Thousands Except Per Share Amounts)
                        (Unaudited)
                                                                     Three Months Ended              Nine Months Ended
                                                                        September 30                    September 30
                                                                    1995            1994            1995            1994
                                                               --------------  --------------  --------------  --------------
UTILITY OPERATING REVENUES:
  Electric                                                     $      192,718  $      176,437  $      508,879  $      498,343
  Steam                                                                 7,155           7,229          26,164          27,638
                                                               --------------  --------------  --------------  --------------
    Total operating revenues                                          199,873         183,666         535,043         525,981
                                                               --------------  --------------  --------------  --------------
UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                               45,396          44,339         128,237         129,663
    Other                                                              28,253          26,322          83,481          78,916
  Power purchased                                                       6,104           4,997          15,016          14,857
  Purchased steam                                                       1,307           1,697           4,725           5,716
  Maintenance                                                          14,736          13,345          45,684          49,191
  Depreciation and amortization                                        22,238          24,104          65,129          65,052
  Taxes other than income taxes                                         7,802           7,914          23,887          23,284
  Income taxes - net                                                   23,331          18,116          49,302          45,510
                                                               --------------  --------------  --------------  --------------
    Total operating expenses                                          149,167         140,834         415,461         412,189
                                                               --------------  --------------  --------------  --------------
UTILITY OPERATING INCOME                                               50,706          42,832         119,582         113,792
                                                               --------------  --------------  --------------  --------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                   1,650             934           3,999           2,546
  Other - net                                                            (540)         (3,785)         (4,865)         (8,554)
  Income taxes - net                                                      275             773           1,788           3,192
                                                               --------------  --------------  --------------  --------------
    Total other income and (deductions) - net                           1,385          (2,078)            922          (2,816)
                                                               --------------  --------------  --------------  --------------
INCOME BEFORE INTEREST AND OTHER CHARGES                               52,091          40,754         120,504         110,976
                                                               --------------  --------------  --------------  --------------
INTEREST AND OTHER CHARGES:
  Interest                                                             13,169          12,186          38,886          36,531
  Allowance for borrowed funds used during construction                (1,416)         (1,127)         (4,098)         (3,344)
  Preferred dividend requirements of subsidiary                           795             795           2,386           2,386
                                                               --------------  --------------  --------------  --------------
    Total interest and other charges - net                             12,548          11,854          37,174          35,573
                                                               --------------  --------------  --------------  --------------
NET INCOME                                                     $       39,543  $       28,900  $       83,330  $       75,403
                                                               ==============  ==============  ==============  ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             37,830          37,756          37,821          37,735
                                                               ==============  ==============  ==============  ==============

EARNINGS PER SHARE OF COMMON STOCK                             $         1.05  $         0.77  $         2.20  $         2.00
                                                               ==============  ==============  ==============  ==============
      2 continued
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                   $         0.54  $         0.53  $         1.62  $         1.59
                                                               ==============  ==============  ==============  ==============
See notes to consolidated financial statements.


             IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                    Consolidated Balance Sheets
                          (In Thousands)
                            (Unaudited)
                                                                          September 30          December 31
                              ASSETS                                          1995                  1994
                              ------                                    -----------------     -----------------
UTILITY PLANT:
  Utility plant in service                                              $      2,486,569      $      2,415,531
  Less accumulated depreciation                                                  968,601               916,943
                                                                        -----------------     -----------------
      Utility plant in service - net                                           1,517,968             1,498,588
  Construction work in progress                                                  241,823               191,010
  Property held for future use                                                    22,201                22,174
                                                                        -----------------     -----------------
      Utility plant - net                                                      1,781,992             1,711,772
OTHER ASSETS:                                                           -----------------     -----------------
  Nonutility property - at cost, less accumulated depreciation                   105,991                76,671
  Other investments                                                                5,827                 9,637
                                                                        -----------------     -----------------
      Other assets - net                                                         111,818                86,308
                                                                        -----------------     -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                        6,785                 8,148
  Financial investments                                                              -                   7,025
  Accounts receivable (less allowance for doubtful
   accounts - 1995, $1,261 and 1994, $855)                                        58,421                48,659
  Fuel - at average cost                                                          32,733                37,749
  Materials and supplies - at average cost                                        58,380                57,236
  Prepayments and other current assets                                             5,084                 9,132
                                                                        -----------------     -----------------
      Total current assets                                                       161,403               167,949
                                                                        -----------------     -----------------
DEFERRED DEBITS:
  Unamortized Petersburg Unit 4 carrying charges                                  40,428                40,595
  Unamortized redemption premiums and expenses on debt                            28,502                27,787
  Other regulatory assets                                                         75,707                55,223
  Miscellaneous                                                                   11,574                 9,727
                                                                        -----------------     -----------------
      Total deferred debits                                                      156,211               133,332
                                                                        -----------------     -----------------
              TOTAL                                                     $      2,211,424      $      2,099,361
                                                                        =================     =================













      3 continued
                  CAPITALIZATION AND LIABILITIES
                  ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                        $        384,133      $        381,228
    Premium on 4% cumulative preferred stock                                       1,363                 1,363
    Retained earnings                                                            441,406               419,354
                                                                        -----------------     -----------------
      Total common shareholders' equity                                          826,902               801,945
  Cumulative preferred stock of subsidiary                                        51,898                51,898
  Long-term debt (less current maturities and
   sinking fund requirements)                                                    668,993               665,971
                                                                        -----------------     -----------------
      Total capitalization                                                     1,547,793             1,519,814
                                                                        -----------------     -----------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                      81,000                29,753
  Current maturities and sinking fund requirements                                15,150                   350
  Accounts payable and accrued expenses                                          104,547               102,360
  Dividends payable                                                               21,572                21,096
  Payrolls accrued                                                                 4,145                 4,475
  Taxes accrued                                                                   19,438                18,569
  Interest accrued                                                                12,229                14,933
  Other current liabilities                                                       11,610                 8,823
                                                                        -----------------     -----------------
      Total current liabilities                                                  269,691               200,359
                                                                        -----------------     -----------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                        293,570               280,684
  Unamortized investment tax credit                                               51,311                53,762
  Accrued postretirement benefits                                                 38,025                34,854
  Miscellaneous                                                                   11,034                 9,888
                                                                        -----------------     -----------------
      Total deferred credits and other long-term liabilities                     393,940               379,188
                                                                        -----------------     -----------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
              TOTAL                                                     $      2,211,424      $      2,099,361
                                                                        =================     =================


See notes to consolidated financial statements.

                 IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                   Statements of Consolidated Cash Flows
                              (In Thousands)
                                (Unaudited)
                                                                                    Nine Months Ended
                                                                                       September 30
                                                                                 1995               1994
                                                                            ---------------    ---------------
CASH FLOWS FROM OPERATIONS:
  Net income before preferred dividend requirements of subsidiary           $       85,716     $       77,789
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                   70,037             68,695
    Income from financial investments                                                 -                  (957)
    Deferred income taxes and investment tax credit adjustments - net                3,245             (1,607)
    Allowance for funds used during construction                                    (8,097)            (5,890)
    Debt issuance costs and premiums on redemptions of debt                         (1,592)            (3,616)
  Decrease (increase) in certain assets:
    Accounts receivable                                                             (9,762)              (391)
    Fuel, materials and supplies                                                     3,872               (173)
    Other current assets                                                             3,955              2,773
  Increase (decrease) in certain liabilities:
    Accounts payable                                                                 2,187              7,097
    Taxes accrued                                                                      869             (7,676)
    Other current liabilities                                                        1,294              3,906
                                                                            ---------------    ---------------
Net cash provided by operating activities                                          151,724            139,950
                                                                            ---------------    ---------------

CASH FLOWS FROM INVESTING:
  Withdrawals from financial investments                                             7,025              2,500
  Construction expenditures - utility                                             (126,263)          (131,111)
  Construction expenditures - nonutility                                           (31,536)            (5,285)
  Other                                                                            (11,027)            10,212
                                                                            ---------------    ---------------
Net cash used in investing activities                                             (161,801)          (123,684)
                                                                            ---------------    ---------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                        58,150            180,000
  Retirement of long-term debt                                                     (40,350)           (85,928)
  Short-term debt - net                                                             51,247            (54,398)
  Dividends paid                                                                   (63,239)           (61,615)
  Issuance of common stock related to incentive compensation plans                   2,906              1,767
                                                                            ---------------    ---------------
Net cash provided by (used in) financing activities                                  8,714            (20,174)
                                                                            ---------------    ---------------
Net decrease in cash and cash equivalents                                           (1,363)            (3,908)
Cash and cash equivalents at beginning of period                                     8,148             10,713
                                                                            ---------------    ---------------
Cash and cash equivalents at end of period                                  $        6,785     $        6,805
                                                                            ===============    ===============




      4 continued
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                    $       37,521     $       32,517
                                                                            ===============    ===============
    Income taxes                                                            $       35,081     $       43,037
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

2.  COMMON STOCK
                                                    Shares         Amount
                                                  ----------    ------------
   Balance at December 31, 1994                   37,755,966    $381,227,527
      Restricted stock issued (January 1995)          58,205       1,746,150
      Exercise of stock options (April 1995)           6,000         165,722
      Exercise of stock options (August 1995)         10,000         455,088
      Exercise of stock options (September 1995)      14,000         538,740
                                                  ----------    ------------
   Balance at September 30, 1995                  37,844,171    $384,133,227
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

    On September 20, 1995, Indiana Development Finance Authority issued, on behalf of Mid-America, a 35-year unsecured note in connection with the issuance of $9.3 million of Adjustable Rate Exempt Facility Revenue Bonds, Series 1995 (Mid-America Energy Resources, Inc. Project) due September 1, 2030. The net proceeds will be used by Mid-America to finance costs incurred in expanding its chilled water plant in Indianapolis.

    On October 18, 1995, the city of Petersburg, Indiana issued, on behalf of IPL, $40 million of Pollution Control Refunding Revenue Bonds, Adjustable Rate Tender Securities (ARTS)SM, Series 1995B (Indianapolis Power & Light Company Project) due January 1, 2023 (1995B Bonds). The proceeds from the issuance of the 1995B Bonds will be used to refund at 102%, on December 1, 1995, the $40 million city of Petersburg, Pollution Control Refunding Revenue Bonds, 9 5/8% Series 1985 (Indianapolis Power & Light Company Project), dated as of September 1, 1985. In conjunction with the issuance of the 1995B Bonds, IPL entered into an interest rate swap agreement. Pursuant to the swap agreement, IPL will pay interest at a fixed rate of 5.21% to a swap counter party and will receive a variable rate of interest in return, which is identical to the variable rate payment made on the 1995B Bonds. The result is to effectively establish a fixed rate of interest on the 1995B Bonds of 5.21%.

4.  RATE MATTERS

    On August 24, 1995, the IURC issued an order authorizing a $60 million two-step rate increase in IPL's annual retail electric revenues. IPL and other parties to the rate case presented the increases to the IURC in a Settlement Agreement. The first step increase was placed in effect on September 1, 1995, and will produce additional annual revenues of $35 million. The second step increase is scheduled to be effective June 30, 1996, conditioned upon certification that IPL's two new scrubbers at the Petersburg Generating Station are in service. Additional annual revenues of $25 million will be produced from the implementation of the second step increase.

    Under terms of the agreement, IPL will not seek another general increase in its basic rates and charges until after July 1, 1997, at the earliest. IPL also has agreed not to file a request to build any large, base-load generating capacity before January 1, 2000. These provisions can be waived in extreme circumstances. In addition, the parties agreed to resolve pending litigation involving IPL's Clean Air Act compliance plan.

5.  LINES OF CREDIT

    On March 10, 1995, Mid-America extended its line of credit with Union Bank of Switzerland to $30 million, of which $28 million was unused at September 30, 1995.

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


LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

     The Board of Directors of Enterprises on August 29, 1995, declared a quarterly dividend on common stock of 54 cents per share. The dividend was paid October 15, 1995, to shareholders of record September 22, 1995.

     IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, as well as expenditures for compliance with the federal Clean Air Act. Construction expenditures (excluding allowance for funds used during construction) totaled $47.8 million during the third quarter ended September 30, 1995, representing a $19.2 million decrease from the comparable period in 1994. This decrease is mostly related to increased construction expenditures in the third quarter of 1994 for an 80 megawatt
(MW) combustion turbine at IPL's Stout Generating Station, partially offset by increased construction expenditures in the third quarter of 1995 for the scrubbers at IPL's Petersburg Generating Station scheduled to be in service in mid-1996 and chilled water systems at two of the unregulated subsidiaries. Internally generated cash provided by IPL's operations, the issuance of short-term debt and the issuance of nonutility long-term debt were used for construction expenditures during the third quarter of 1995. Construction expenditures (excluding allowance for funds used during construction) totaled $157.8 million during the nine months ended September 30, 1995, representing a $21.4 million increase from the comparable period in 1994. This difference is primarily due to increased construction expenditures of IPL's Petersburg Generating Station scrubbers and chilled water systems at two of the unregulated subsidiaries during 1995, partially offset by decreased construction expenditures in 1995 for two 80 MW combustion turbines, one placed in service in April 1994, and the other in January 1995. Internally generated cash provided by IPL's operations, the issuance of short-term debt and the issuance of nonutility long-term debt were used for construction expenditures during the first nine months of 1995. As a result of IURC approval of IPL's electric rate settlement, IPL anticipates improved liquidity and currently faces no liquidity problems.

     The five-year construction program has not changed from that previously reported in IPALCO's 1994 Form 10-K report. (See "Cost of Construction Program" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPALCO's 1994 Form 10-K report for further discussion).

     On February 9, 1995, IPL issued First Mortgage Bonds in the principal amount of $40 million to replace comparable bonds that were at a higher rate.

     On September 20, 1995, Indiana Development Finance Authority issued, on behalf of Mid-America, a 35-year unsecured note in connection with the issuance of $9.3 million of Adjustable Rate Exempt Facility Revenue Bonds, Series 1995 (Mid-America Energy Resources, Inc. Project) due September 1, 2030. The net proceeds will be used by Mid-America to finance costs incurred in expanding its chilled water plant in Indianapolis.

     On October 18, 1995, IPL issued an unsecured promissory note which was issued to the city of Petersburg in connection with the issuance of $40 million of Pollution Control Refunding Revenue Bonds, Adjustable Rate Tender Securities (ARTS)SM, to replace First Mortgage Bonds that are at a higher rate.

Rate Relief
-----------

     On August 24, 1995, the IURC issued an order authorizing a $60 million two-step rate increase in IPL's annual retail electric revenues. IPL and other parties to the rate case presented the increases to the IURC in a Settlement Agreement. IPL was authorized to increase rates $35 million annually effective September 1, 1995. Additionally, IPL is authorized to increase rates $25 million annually on June 30, 1996, conditioned upon certification that the scrubbers under construction at the Petersburg Generating Station are in service.

     IPL last received an order from the IURC authorizing an increase in electric basic rates and charges in August, 1986.

New Indiana Regulation
----------------------

     On April 26, 1995, changes to existing Indiana utility regulatory laws were enacted which increase the period to be used in Indiana's quarterly earnings test from one year to five years and allow the IURC to consider alternate forms of regulation. The quarterly earnings test is applicable to all Indiana electric and gas utilities. The extension of the test period will allow utilities, which can be significantly affected by weather conditions, to average high and low periods when computing earnings for the quarterly earnings test.


RESULTS OF OPERATIONS

   Comparison of Quarters Ended September 30, 1995 and September 30, 1994
   ----------------------------------------------------------------------

     Earnings per share during the third quarter of 1995 were $1.05 or $.28 above the $.77 attained in the comparable 1994 period. The following discussion highlights the factors contributing to the third quarter results.

Operations
----------

     The increase in electric operating revenues of $16.3 million was the result of warmer weather this quarter compared to the same period one year ago. Cooling degree days in the Indianapolis area increased 39 percent for the third quarter, compared to the same period in 1994. Total kilowatthour
(KWH) sales rose 11.2 percent. KWH sales to less weather-sensitive industrial customers increased 5.5%. Contributing to the increased revenues was an increase of $16.2 million in retail electric KWH sales, an increase in sales for resale of $.9 million, due to increased energy sales to neighboring utilities, and an increase in miscellaneous revenues of $.4 million. This increase was partially offset by a decrease in fuel cost adjustment recoveries of $1.2 million. The following table is a summary of KWH sales to each customer class:

                Retail KWH Sales By Customer Class
                        In Millions of KWHs
                 Three Months Ended September 30,

                             1995       1994      % Change
                            -------    -------    --------
          Residential       1,327.4    1,102.6      20.4%
          Commercial          628.4      583.6       7.7
          Industrial        1,817.9    1,722.7       5.5
          Other                16.2       16.2       0.0
                            -------    -------
             Total Retail   3,789.9    3,425.1      10.7
                            =======    =======

     Other operating expenses increased $1.9 million primarily due to increased administrative and general expenses of $2.1 million and increased customer accounts expense of $.3 million, partially offset by decreased electric distribution expenses of $.3 million and decreased miscellaneous operating expenses of $.2 million. Power purchased increased $1.1 million due to increased purchases of short-term energy for 1995. Purchased steam decreased $.4 million due to a decrease in prices and therms purchased from an independent resource recovery system located within the city of Indianapolis.

     Maintenance expenses increased $1.4 million primarily due to increased expenditures for general maintenance at the Petersburg Generating Station.

     Depreciation expense decreased $1.9 million as a result of recording an adjustment to property held for future use in the third quarter of 1994, partially offset by an increase in depreciation due to an increase in utility plant balances.

     Income taxes - net increased $5.2 million primarily due to the increase in pretax utility operating income.

     As a result of the foregoing, utility operating income increased 18.4% from last year, to $50.7 million.

Other Income and Deductions
---------------------------

     Allowance for equity funds used during construction increased $.7 million due to an increased construction base.

     Other - net, which includes the pretax operations other than IPL, increased $3.2 million primarily from the partial sale of Mid-America's investment in Evergreen Media Corporation common stock and from increased district cooling revenues resulting from an increase in customers.

     Income taxes - net, which includes taxes on operations other than IPL, increased $.5 million primarily due to the increase in nonutility operating income.

Interest and Other Charges
--------------------------

     Interest expense increased $1.0 million primarily due to an increase in short-term debt borrowings.

     Allowance for borrowed funds used during construction increased $.3 million due to an increased construction base.

  Comparison of Nine Months Ended September 30, 1995 and September 30, 1994
  -------------------------------------------------------------------------

     Earnings per share during the first nine months of 1995 were $2.20 or $.20 above the $2.00 attained during the first nine months of 1994. The following discussion highlights the factors contributing to the year-to-date results.

Operations
----------

     The increase in electric operating revenues of $10.5 million was the result of warmer weather during the third quarter of the year compared to the same period in 1994, partially offset by milder weather during the first half of 1995 compared to the same period last year. Contributing to the increased revenues was an increase in retail electric KWH sales of $12.5 million and an increase in miscellaneous revenues of $.9 million. This increase was partially offset by a decrease in fuel cost adjustment recoveries of $2.3 million and a decrease in sales for resale of $.6 million, due to decreased energy sales to neighboring utilities. The following table is a summary of KWH sales to each customer class:

                Retail KWH Sales By Customer Class
                        In Millions of KWHs
                  Nine Months Ended September 30,

                             1995       1994     % Change
                            -------    -------   --------
          Residential       3,320.2    3,230.5      2.8%
          Commercial        1,693.6    1,714.2     (1.2)
          Industrial        4,932.2    4,769.9      3.4
          Other                52.1       54.8     (4.9)
                            -------    -------
             Total Retail   9,998.1    9,769.4      2.3
                            =======    =======

     Other operating expenses increased $4.6 million primarily due to increased administrative and general expenses of $3.7 million, increased customer accounts expense of $.6 million, increased electric distribution expenses of $.4 million, increased expenses at the Petersburg Generating Station of $.4 million and increased expenses at the Stout Generating Station of $.2, partially offset by decreased customer service and informational sales expense of $.5 million and decreased steam distribution expenses of $.2 million. Purchased steam decreased $1.0 million due to a decrease in prices and therms purchased from an independent resource recovery system located within the city of Indianapolis.

     Maintenance expenses decreased $3.5 million, reflecting decreased expenditures for unit overhaul costs at the Petersburg Generating Station of $3.2 million, decreased electric distribution expenditures of $1.0 million primarily for overhead and underground lines and decreased expenditures for general maintenance at the Perry K Generating Station of $.4 million. These expenses were partially offset by increased expenditures for unit overhaul costs at the Pritchard Generating Station of $.9 million during 1995 and increased miscellaneous transmission expense of $.2 million.

     Income taxes - net increased $3.8 million primarily due to the increase in pretax utility operating income.

     As a result of the foregoing, utility operating income increased 5.1% from last year, to $119.6 million.

Other Income and Deductions
---------------------------

     Allowance for equity funds used during construction increased $1.5 million primarily due to an increased construction base.

     Other - net, which includes the pretax operations other than IPL, increased $3.7 million primarily due to increased district cooling revenues resulting from an increase in customers, from the partial sale of Mid-America's investment in Evergreen Media Corporation common stock and decreased nonutility operating expenses, partially offset by decreased miscellaneous revenues of IPL.

     Income taxes - net, which includes taxes on operations other than IPL, increased $1.4 million primarily due to the increase in nonutility operating income.

Interest and Other Charges
--------------------------

     Interest expense increased $2.4 million primarily due to an increase in short-term debt borrowings.

     Allowance for borrowed funds used during construction increased $.8 million due to an increased construction base.

                    PART II - OTHER INFORMATION
                    ---------------------------

Item 1.  Legal Proceedings
--------------------------

     On August 24, 1995, the Indiana Utility Regulatory Commission ("IURC") approved the terms of the Settlement Agreement presented to the IURC by Indianapolis Power & Light Company on July 21, 1995, in IPL's general retail electric rate case.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

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

3.1* Articles of Incorporation of IPALCO Enterprises, Inc., as amended. (Form 10-K for year ended 12-31-90.)

3.2* Bylaws of IPALCO Enterprises, Inc. dated April 26, 1994. (Form 10-Q for quarter ended 6-30-94.)

4.1* IPALCO Enterprises, Inc. Automatic Dividend Reinvestment and Stock Purchase Plan. (Exhibit 4.1 to the Form 10-K for the year ended 12-31-94.)

4.2* IPALCO Enterprises, Inc. Shareholder Rights Plan - Rights Agreement. (Exhibit 4.2 to the Form 10-K for the year ended 12-31-94.)

10.1 Form of Termination Benefits Agreement together with a schedule of parties to, and dates of, the Termination Benefits Agreements**

11.1  Computation of Per Share Earnings

27.1  Financial Data Schedule


      b)  Reports on Form 8-K.

          A report on Form 8-K was filed on July 21, 1995, reporting Item 5, other events. The Form 8-K reported the filing of the Settlement Agreement with the Indiana Utility Regulatory Commission in connection with Indianapolis Power & Light Company's pending retail electric rate case.

                            Signatures
                            ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              IPALCO ENTERPRISES, INC.
                                     ----------------------------------------
                                                    (Registrant)



Date:  November 14, 1995             /s/ John R. Brehm
     ----------------------          ----------------------------------------
                                         John R. Brehm
                                         Vice President and Treasurer



Date:  November 14, 1995             /s/ Stephen J. Plunkett
     ----------------------          ----------------------------------------
                                         Stephen J. Plunkett
                                         Controller