Form 10-Q
period 1996-03-31
IPALCO ENTERPRISES INC
filed 1996-05-14
CIK 728391

                                 FORM 10-Q


                    SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


     For the quarterly period ended
            March 31, 1996                    Commission File Number  1-8644



                         IPALCO ENTERPRISES, INC.
          (Exact name of Registrant as specified in its charter)

          Indiana                                   35-1575582
     (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)           Identification No.)

          One Monument Circle
          Indianapolis, Indiana                      46204
     (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code:  317-261-8261



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
    past 90 days.   Yes     X     No
                       ---------    ---------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                   Outstanding At March 31, 1996
                   -----                   -----------------------------
         Common (Without Par Value)               56,905,912 Shares

             IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
             -----------------------------------------
                               INDEX
                               -----


                                                          Page No.
                                                          --------
PART I.   FINANCIAL INFORMATION
- -------------------------------

     Statements of Consolidated Income -
        Three Months Ended March 31, 1996 and 1995            2

     Consolidated Balance Sheets - March 31, 1996 and
        December 31, 1995                                     3

     Statements of Consolidated Cash Flows -
        Three Months Ended March 31, 1996 and 1995            4

     Notes to Consolidated Financial Statements               5

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations       6-8

PART II.  OTHER INFORMATION                                9-10
- ---------------------------

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

               IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                   Statements of Consolidated Income
                (In Thousands Except Per Share Amounts)
                              (Unaudited)
                                                         Three Months Ended
                                                              March 31
                                                         1996          1995
                                                      ----------    ----------
UTILITY OPERATING REVENUES:
  Electric                                            $  183,938    $  164,347
  Steam                                                   12,508        11,171
                                                      ----------    ----------
    Total operating revenues                             196,446       175,518
                                                      ----------    ----------
UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                  44,423        43,667
    Other                                                 32,957        27,415
  Power purchased                                          4,730         3,879
  Purchased steam                                          2,152         1,984
  Maintenance                                             13,814        14,691
  Depreciation and amortization                           23,706        21,381
  Taxes other than income taxes                            8,961         8,635
  Income taxes - net                                      20,859        15,588
                                                      ----------    ----------
    Total operating expenses                             151,602       137,240
                                                      ----------    ----------
UTILITY OPERATING INCOME                                  44,844        38,278
                                                      ----------    ----------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction      1,851         1,051
  Other - net                                                743        (1,602)
  Income taxes - net                                        (172)          651
                                                      ----------    ----------
    Total other income - net                               2,422           100
                                                      ----------    ----------
INCOME BEFORE INTEREST AND OTHER CHARGES                  47,266        38,378
                                                      ----------    ----------
INTEREST AND OTHER CHARGES:
  Interest                                                12,648        12,980
  Allowance for borrowed funds used during construction   (1,725)       (1,300)
  Preferred dividend requirements of subsidiary              795           795
                                                      ----------    ----------
    Total interest and other charges - net                11,718        12,475
                                                      ----------    ----------
NET INCOME                                            $   35,548    $   25,903
                                                      ==========    ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                56,863        56,721
    (Note 2)                                          ==========    ==========

EARNINGS PER SHARE OF COMMON STOCK                    $     0.63    $     0.46
    (Note 2)                                          ==========    ==========

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK          $     0.37    $     0.36
    (Note 2)                                          ==========    ==========

See notes to consolidated financial statements.

            IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                   Consolidated Balance Sheets
                         (In Thousands)
                           (Unaudited)
                                                             March 31     December 31
                             ASSETS                            1996          1995
                             ------                         -----------   -----------
UTILITY PLANT:
  Utility plant in service                                  $ 2,521,662   $ 2,517,790
  Less accumulated depreciation                               1,002,193       984,910
                                                            -----------   -----------
     Utility plant in service - net                           1,519,469     1,532,880
  Construction work in progress                                 266,957       249,249
  Property held for future use                                    9,878         9,878
                                                            -----------   -----------
     Utility plant - net                                      1,796,304     1,792,007
                                                            -----------   -----------
OTHER ASSETS:
  Nonutility property - at cost, less accumulated depreciation  110,022       108,331
  Other investments                                               4,375         6,256
                                                            -----------   -----------
     Other assets - net                                         114,397       114,587
                                                            -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                                      25,320        11,554
  Accounts receivable (less allowance for doubtful
   accounts - 1996, $955 and 1995, $851)                         59,642        59,073
  Fuel - at average cost                                         29,151        30,250
  Materials and supplies - at average cost                       59,278        57,605
  Prepayments and other current assets                            3,801         4,412
                                                            -----------   -----------
     Total current assets                                       177,192       162,894
                                                            -----------   -----------
DEFERRED DEBITS:
  Regulatory assets                                             142,772       142,711
  Miscellaneous                                                  19,972        18,998
                                                            -----------   -----------
     Total deferred debits                                      162,744       161,709
                                                            -----------   -----------
              TOTAL                                         $ 2,250,637   $ 2,231,197
                                                            ===========   ===========















      3 continued
                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                            $   387,288   $   385,032
    Premium on 4% cumulative preferred stock                      1,363         1,363
    Retained earnings                                           450,900       436,408
                                                            -----------   -----------
     Total common shareholders' equity                          839,551       822,803
  Cumulative preferred stock of subsidiary                       51,898        51,898
  Long-term debt (less current maturities and
   sinking fund requirements)                                   702,559       698,600
                                                            -----------   -----------
     Total capitalization                                     1,594,008     1,573,301
                                                            -----------   -----------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                     56,500        69,122
  Current maturities and sinking fund requirements               15,150        17,500
  Accounts payable and accrued expenses                          70,083        81,984
  Dividends payable                                              22,181        21,567
  Taxes accrued                                                  48,446        21,225
  Interest accrued                                               12,121        14,719
  Other current liabilities                                      16,033        16,092
                                                            -----------   -----------
     Total current liabilities                                  240,514       242,209
                                                            -----------   -----------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                       295,134       292,417
  Unamortized investment tax credit                              49,901        50,636
  Accrued postretirement benefits                                28,407        30,517
  Accrued pension benefits                                       33,151        31,834
  Miscellaneous                                                   9,522        10,283
                                                            -----------   -----------
     Total deferred credits and other long-term liabilities     416,115       415,687
                                                            -----------   -----------

COMMITMENTS AND CONTINGENCIES (NOTE 5)
              TOTAL                                         $ 2,250,637   $ 2,231,197
                                                            ===========   ===========


See notes to consolidated financial statements.


              IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                Statements of Consolidated Cash Flows
                            (In Thousands)
                             (Unaudited)
                                                                              Three Months Ended
                                                                                   March 31
                                                                            1996              1995
                                                                       --------------    --------------
CASH FLOWS FROM OPERATIONS:
  Net income before preferred dividend requirements of subsidiary      $      36,343     $      26,698
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                             27,696            22,427
    Deferred income taxes and investment tax credit adjustments - net           (656)            2,433
    Allowance for funds used during construction                              (3,576)           (2,352)
    Premiums on redemptions of debt                                             -                 (800)
  Change in certain assets and liabilities:
    Accounts receivable                                                         (569)            1,974
    Fuel, materials and supplies                                                (574)           (2,679)
    Accounts payable                                                         (11,901)              848
    Taxes accrued                                                             27,221            20,245
    Accrued pension benefits                                                   1,317             1,576
    Other - net                                                               (3,874)            1,434
                                                                       --------------    --------------
Net cash provided by operating activities                                     71,427            71,804
                                                                       --------------    --------------

CASH FLOWS FROM INVESTING:
  Proceeds from maturities of marketable securities                            3,810               -
  Withdrawals from financial investments                                         -               7,025
  Construction expenditures - utility                                        (22,996)          (44,387)
  Construction expenditures - nonutility                                      (2,639)          (11,778)
  Other                                                                       (5,781)           (8,725)
                                                                       --------------    --------------
Net cash used in investing activities                                        (27,606)          (57,865)
                                                                       --------------    --------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                   1,600            41,700
  Retirement of long-term debt                                                   -             (40,000)
  Short-term debt - net                                                      (12,622)            6,148
  Dividends paid                                                             (21,244)          (20,806)
  Issuance of common stock related to incentive compensation plans             1,945               -
  Other                                                                          266             1,685
                                                                       --------------    --------------
Net cash used in financing activities                                        (30,055)          (11,273)
                                                                       --------------    --------------
Net increase in cash and cash equivalents                                     13,766             2,666
Cash and cash equivalents at beginning of period                              11,554             8,148
                                                                       --------------    --------------
Cash and cash equivalents at end of period                             $      25,320     $      10,814
                                                                       ==============    ==============




      4 continued
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                               $      13,240     $      15,198
                                                                       ==============    ==============
    Income taxes                                                       $       1,946     $      (4,501)
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

    In the opinion of management these statements reflect all adjustments, consisting of only normal recurring accruals, including elimination of all significant intercompany balances and transactions, which are necessary to a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited financial statements included in Enterprises' 1995 Annual Report on Form 10-K.

2.  COMMON STOCK

                                                                Shares         Amount
                                                              ----------    ------------
   Balance at December 31, 1995                               56,802,256    $385,031,809
      Restricted stock issued (January 1996)                       7,320         186,050
      Exercise of stock options (January 1996)                     9,000         240,481
      Exercise of stock options (February 1996)                   88,680       1,704,046
      Adjustment for post-split fractional shares (March 1996)    (1,344)             -
      Adjustment for restricted stock (March 1996)                    -          126,170
                                                              ----------    ------------
   Balance at March 31, 1996                                  56,905,912    $387,288,556
                                                              ==========    ============

    On February 27, 1996, the IPALCO Board of Directors authorized a three-for-two stock split of IPALCO's common stock issuable to shareholders of record at the close of business on March 7, 1996. All references to share amounts of common stock and per share information reflect the stock split. The first quarter of 1996 reflects the payment of cash in lieu of fractional shares.

3.  LONG-TERM DEBT

    On April 1, 1996, IPL retired First Mortgage Bonds, 5 1/8% Series, due April 1, 1996, in the principal amount of $15.0 million.

4.  STOCK-BASED COMPENSATION

    During the first quarter 1996, IPALCO adopted Statement of Financial Standards No. 123 "Accounting for Stock-Based Compensation" by continuing to account for stock compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." However, the fair value disclosures are not included as the fair values are not deemed to have a significant impact on the financial position or results of operations of Enterprises.

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


LIQUIDITY AND CAPITAL RESOURCES

Overview
- --------

     The Board of Directors of Enterprises on February 27, 1996, declared a quarterly dividend on common stock of 37 cents per share. The dividend was paid April 15, 1996, to shareholders of record March 29, 1996.

     IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, as well as expenditures for compliance with the federal Clean Air Act. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $25.6 million during the first quarter ended March 31, 1996, representing a $30.5 million decrease from the comparable period in 1995. This decrease is mostly related to reduced construction spending in the first quarter of 1996 compared to 1995 for the scrubbers at IPL's Petersburg Generating Station as the construction project nears its completion in mid-1996. Such reduction also reflects reduced capital spending on chilled water systems at three of the unregulated subsidiaries. Internally generated cash provided by IPL's operations were used for construction expenditures during the first quarter of 1996. As a result of IPL's new basic electric rates and charges and reduced capital spending, IPL anticipates continued improving liquidity.

     The five-year construction program has not changed from that previously reported in IPALCO's 1995 Form 10-K report. (See "Cost of Construction Program" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPALCO's 1995 Form 10-K report for further discussion).

     On April 1, 1996, IPL retired First Mortgage Bonds, 5 1/8% Series, due April 1, 1996, in the principal amount of $15.0 million.


RESULTS OF OPERATIONS

   Comparison of Quarters Ended March 31, 1996 and March 31, 1995
   --------------------------------------------------------------

     Earnings per share during the first quarter of 1996 were $0.63, or $0.17 above the $0.46 attained in the comparable 1995 period. The following discussion highlights the factors contributing to the first quarter results.

Operating Revenues
- ------------------

    Operating revenues during the first quarter of 1996 increased $20.9 million from the comparable 1995 period. The increase in revenues resulted from the following:

                                                  Increase (Decrease)
                                                from Comparable Period
                                                ----------------------
                                                  Three Months Ended
                                                  ------------------
                                                 (Millions of Dollars)

       Increase in base electric rates                    $ 10.3
       Additional Kilowatt-hour (KWH) sales - net of fuel   10.0
       Fuel revenues                                        (2.2)
       Steam revenues                                        1.3
       Sales for resale                                      1.2
       Other revenues                                        0.3
                                                          ------
       Total change in operating revenues                 $ 20.9
                                                          ======

     The increase in base rate electric revenues is the result of new tariffs, effective September 1, 1995, designed to produce $35-million additional annual revenues. The increase in retail KWH sales during the first quarter of 1996, as compared to the same period in 1995, reflects customer growth and increased sales resulting primarily from colder weather in the first quarter of 1996. Heating degree days in the Indianapolis area increased 15 percent for the first quarter, over the same period in 1995. The changes in fuel revenues in 1996 from the prior year reflect changes in total fuel costs billed customers. The increased wholesale sales during the first quarter of 1996, as compared to the same quarter in 1995, reflect energy requirements of other utilities.

Operating Expenses
- ------------------

     Other operating expenses in the first quarter of 1996 increased from the same period a year ago by $5.5 million. The increase was primarily due to expensing $3.9 million of postretirement benefit expenses which commenced coincident with the electric rate case settlement, an increase in miscellaneous steam power operating expenses at the Petersburg plant of $0.7 million, an increase in customer service and informational and sales expenses of $0.6 million and an increase in overhead lines expenses of $0.5 million, partially offset by a decrease in other electric distribution expenses of $0.2 million.

     Power purchased increased $0.9 million during the first quarter of 1996 from the comparable period in 1995 primarily due to increased purchases of firm-peaking energy.

     Purchased steam increased $0.2 million in the first quarter of 1996 from the same quarter last year due to an increase in therms purchased from an independent resource recovery system located within the city of Indianapolis.

     Maintenance expenses in the first quarter of 1996 decreased from the comparable period in 1995 by $0.9 million. The decrease reflects decreased unit overhaul expenses of $1.3 million and decreased transmission expense of $0.2 million, partially offset by increased general plant expenses of $0.4 and increased other miscellaneous maintenance expenses of $0.2 million.

     Depreciation and amortization expense increased $2.3 million in the first quarter of 1996 over the same period in 1995. This increase resulted from the amortization of property-related regulatory deferrals effective with the September 1, 1995, electric rate increase and increases in the depreciable utility plant balances.

     Income taxes - net increased $5.3 million during the first quarter of 1996 over the comparable quarter last year primarily due to the increase in pretax utility operating income.

     As a result of the foregoing, utility operating income increased 17.2% from last year, to $44.8 million.

Other Income and Deductions
- ---------------------------

     Allowance for equity funds used during construction increased $0.8 million during the first quarter of 1996 from the same period in 1995 primarily due to carrying charges on regulatory assets resulting from the electric rate case settlement.

     Other - net, which includes the pretax operating and investment income from operations other than IPL, increased $2.3 million during the first quarter of 1996 over last year, primarily due to the sale of investment securities at Mid-America and from increased district cooling revenues resulting from an increase in customers.

     Income taxes - net, which includes taxes on operations other than IPL, increased $0.8 million this quarter over the same period last year primarily due to the increase in nonutility operating income.

Interest and Other Charges
- --------------------------

     Allowance for borrowed funds used during construction increased during the first quarter of 1996 from the comparable period in 1995 by $0.4 million due to an increased construction base, partially offset by decreased carrying charges on regulatory assets.

                    PART II - OTHER INFORMATION
                    ---------------------------

Item 1.  Legal Proceedings
- --------------------------

         None.

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

3.2   Bylaws of IPALCO Enterprises, Inc. dated February 27, 1996.

4.1* IPALCO Enterprises, Inc. Automatic Dividend Reinvestment and Stock Purchase Plan. (Exhibit 4.1 to the Form 10-K for the year ended 12-31-94.)

4.2* IPALCO Enterprises, Inc. and First Chicago Trust Company of New York (Rights Agreement). (Exhibit 4.2 to the Form 10-K for the year ended 12-31-94.)

11.1  Computation of Per Share Earnings

21.1* Subsidiaries of the Registrant. (Exhibit 21.1 to the Form 10-K dated 12-31-95.)

27.1  Financial Data Schedule


      b)  Reports on Form 8-K.

          A report on Form 8-K was filed on February 27, 1996, reporting
          Item 5, other events. The Form 8-K reported the declaration of a three-for-two stock split of IPALCO's common stock.

                            Signatures
                            ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              IPALCO ENTERPRISES, INC.
                                        ---------------------------------
                                                    (Registrant)



Date:      May 14, 1996                 /s/ John R. Brehm
      ----------------------           ----------------------------------
                                            John R. Brehm
                                            Vice President and Treasurer



Date:      May 14, 1996                 /s/ Stephen J. Plunkett
      ----------------------           ----------------------------------
                                            Stephen J. Plunkett
                                            Controller