Form 10-Q
period 1996-06-30
IPALCO ENTERPRISES INC
filed 1996-08-13
CIK 728391

FORM 10-Q


                    SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended
             June 30, 1996                 Commission File Number  1-8644



                         IPALCO ENTERPRISES, INC.
          (Exact name of Registrant as specified in its charter)

          Indiana                                   35-1575582
     (State or other jurisdiction                 (I.R.S. Employer
      of incorporation or organization)            Identification No.)

          One Monument Circle
          Indianapolis, Indiana                      46204
     (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code:  317-261-8261



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the
    past 90 days.   Yes     X     No
                       ----------   ----------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                     Outstanding At June 30, 1996
              -----                     ----------------------------
      Common (Without Par Value)              56,905,912 Shares

             IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
             -----------------------------------------
                               INDEX
                               -----


                                                                   Page No.
                                                                   --------
PART I.   FINANCIAL INFORMATION
- -------------------------------

     Statements of Consolidated Income - Three Months Ended and
        Six Months Ended June 30, 1996 and 1995                       2

     Consolidated Balance Sheets - June 30, 1996 and
        December 31, 1995                                             3

     Statements of Consolidated Cash Flows -
        Six Months Ended June 30, 1996 and 1995                       4

     Notes to Consolidated Financial Statements                     5-6

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations               7-9

PART II.  OTHER INFORMATION                                       10-11
- ---------------------------

               PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         IPALCO ENTERPRISES, INC. and SUBSIDIARIES
             Statements of Consolidated Income
          (In Thousands Except Per Share Amounts)
                        (Unaudited)
                                                                     Three Months Ended               Six Months Ended
                                                                          June 30                         June 30
                                                                    1996            1995            1996            1995
                                                               --------------  --------------  --------------  --------------
UTILITY OPERATING REVENUES:
  Electric                                                     $      169,163  $      151,814  $      353,101  $      316,161
  Steam                                                                 8,458           7,838          20,966          19,009
                                                               --------------  --------------  --------------  --------------
    Total operating revenues                                          177,621         159,652         374,067         335,170
                                                               --------------  --------------  --------------  --------------
UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                               40,360          39,174          84,783          82,841
    Other                                                              33,354          27,813          66,311          55,228
  Power purchased                                                       4,285           5,033           9,015           8,912
  Purchased steam                                                       1,499           1,434           3,651           3,418
  Maintenance                                                          16,112          16,257          29,926          30,948
  Depreciation and amortization                                        23,973          21,510          47,679          42,891
  Taxes other than income taxes                                         8,373           7,450          17,334          16,085
  Income taxes - net                                                   13,543          10,576          34,402          26,164
                                                               --------------  --------------  --------------  --------------
    Total operating expenses                                          141,499         129,247         293,101         266,487
                                                               --------------  --------------  --------------  --------------
UTILITY OPERATING INCOME                                               36,122          30,405          80,966          68,683
                                                               --------------  --------------  --------------  --------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                   1,769           1,298           3,620           2,349
  Other - net                                                          (2,602)         (2,723)         (1,859)         (4,325)
  Income taxes - net                                                    1,044           1,055             872           1,706
                                                               --------------  --------------  --------------  --------------
    Total other income and (deductions) - net                             211            (370)          2,633            (270)
                                                               --------------  --------------  --------------  --------------
INCOME BEFORE INTEREST AND OTHER CHARGES                               36,333          30,035          83,599          68,413
                                                               --------------  --------------  --------------  --------------
INTEREST AND OTHER CHARGES:
  Interest                                                             12,663          12,737          25,311          25,717
  Allowance for borrowed funds used during construction                (1,585)         (1,382)         (3,310)         (2,682)
  Preferred dividend requirements of subsidiary                           796             796           1,591           1,591
                                                               --------------  --------------  --------------  --------------
    Total interest and other charges - net                             11,874          12,151          23,592          24,626
                                                               --------------  --------------  --------------  --------------
NET INCOME                                                     $       24,459  $       17,884  $       60,007  $       43,787
                                                               ==============  ==============  ==============  ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             56,906          56,728          56,885          56,725
    (Note 2)                                                   ==============  ==============  ==============  ==============

EARNINGS PER SHARE OF COMMON STOCK                             $         0.43  $         0.32  $         1.05  $         0.77
    (Note 2)                                                   ==============  ==============  ==============  ==============
      2 continued
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                   $         0.37  $         0.36  $         0.74  $         0.72
    (Note 2)                                                   ==============  ==============  ==============  ==============

See notes to consolidated financial statements.

            IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                   Consolidated Balance Sheets
                         (In Thousands)
                           (Unaudited)
                                                                           June 30             December 31
                               ASSETS                                        1996                 1995
                               ------                                 ----------------      ----------------
UTILITY PLANT:
  Utility plant in service                                            $      2,711,049      $      2,517,790
  Less accumulated depreciation                                              1,007,899               984,910
                                                                      ----------------      ----------------
      Utility plant in service - net                                         1,703,150             1,532,880
  Construction work in progress                                                 87,549               249,249
  Property held for future use                                                   9,878                 9,878
                                                                      ----------------      ----------------
      Utility plant - net                                                    1,800,577             1,792,007
                                                                      ----------------      ----------------
OTHER ASSETS:
  Nonutility property - at cost, less accumulated depreciation                 109,862               108,331
  Other investments                                                              4,381                 6,256
                                                                      ----------------      ----------------
      Other assets - net                                                       114,243               114,587
                                                                      ----------------      ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                     16,887                11,554
  Accounts receivable (less allowance for doubtful
   accounts - 1996, $527 and 1995, $851)                                        56,135                59,073
  Fuel - at average cost                                                        31,454                30,250
  Materials and supplies - at average cost                                      59,326                57,605
  Prepayments and other current assets                                           4,468                 4,412
                                                                      ----------------      ----------------
      Total current assets                                                     168,270               162,894
                                                                      ----------------      ----------------
DEFERRED DEBITS:
  Regulatory assets                                                            143,004               142,711
  Miscellaneous                                                                 19,805                18,998
                                                                      ----------------      ----------------
      Total deferred debits                                                    162,809               161,709
                                                                      ----------------      ----------------
              TOTAL                                                   $      2,245,899      $      2,231,197
                                                                      ================      ================















      3 continued
                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                      $        387,206      $        385,032
    Premium on 4% cumulative preferred stock                                     1,363                 1,363
    Retained earnings                                                          454,301               436,408
                                                                      ----------------      ----------------
      Total common shareholders' equity                                        842,870               822,803
  Cumulative preferred stock of subsidiary                                      51,898                51,898
  Long-term debt (less current maturities and
   sinking fund requirements)                                                  688,569               698,600
                                                                      ----------------      ----------------
      Total capitalization                                                   1,583,337             1,573,301
                                                                      ----------------      ----------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                    78,400                69,122
  Current maturities and sinking fund requirements                              11,250                17,500
  Accounts payable and accrued expenses                                         70,829                81,984
  Dividends payable                                                             22,195                21,567
  Taxes accrued                                                                 25,381                21,225
  Interest accrued                                                              13,899                14,719
  Other current liabilities                                                     17,229                16,092
                                                                      ----------------      ----------------
      Total current liabilities                                                239,183               242,209
                                                                      ----------------      ----------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                      298,844               292,417
  Unamortized investment tax credit                                             49,170                50,636
  Accrued postretirement benefits                                               31,826                30,517
  Accrued pension benefits                                                      34,468                31,834
  Miscellaneous                                                                  9,071                10,283
                                                                      ----------------      ----------------
      Total deferred credits and other long-term liabilities                   423,379               415,687
                                                                      ----------------      ----------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
              TOTAL                                                   $      2,245,899      $      2,231,197
                                                                      ================      ================


See notes to consolidated financial statements.

               IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                 Statements of Consolidated Cash Flows
                             (In Thousands)
                              (Unaudited)
                                                                                  Six Months Ended
                                                                                      June 30
                                                                              1996               1995
                                                                         ---------------    ---------------
CASH FLOWS FROM OPERATIONS:
  Net income before preferred dividend requirements of subsidiary        $       61,598     $       45,378
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                47,390             45,064
    Amortization of regulatory assets                                             8,104               -
    Deferred income taxes and investment tax credit adjustments - net            (1,039)             2,307
    Allowance for funds used during construction                                 (6,930)            (5,031)
    Premiums on redemptions of debt                                                -                  (800)
  Change in certain assets and liabilities:
    Accounts receivable                                                           2,938                596
    Fuel, materials and supplies                                                 (2,925)            (5,622)
    Accounts payable                                                            (11,154)               136
    Taxes accrued                                                                 4,156              1,750
    Accrued pension benefits                                                      2,634              3,158
    Other - net                                                                   2,447              9,220
                                                                         ---------------    ---------------
Net cash provided by operating activities                                       107,219             96,156
                                                                         ---------------    ---------------

CASH FLOWS FROM INVESTING:
  Proceeds from maturities of marketable securities                               3,810              3,758
  Withdrawals from financial investments                                            -                7,025
  Construction expenditures - utility                                           (45,441)           (86,602)
  Construction expenditures - nonutility                                         (3,547)           (23,433)
  Other                                                                          (8,676)           (13,685)
                                                                         ---------------    ---------------
Net cash used in investing activities                                           (53,854)          (112,937)
                                                                         ---------------    ---------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                     (1,150)            43,750
  Retirement of long-term debt                                                  (15,150)           (40,350)
  Short-term debt - net                                                           9,278             54,947
  Dividends paid                                                                (43,095)           (42,021)
  Issuance of common stock related to incentive compensation plans                1,909                166
  Other                                                                             176              1,140
                                                                         ---------------    ---------------
Net cash provided by (used in) financing activities                             (48,032)            17,632
                                                                         ---------------    ---------------
Net increase in cash and cash equivalents                                         5,333                851
Cash and cash equivalents at beginning of period                                 11,554              8,148
                                                                         ---------------    ---------------
Cash and cash equivalents at end of period                               $       16,887     $        8,999
                                                                         ===============    ===============



      4 continued
Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest (net of amount capitalized)                                 $       22,431     $       23,151
                                                                         ===============    ===============
    Income taxes                                                         $       31,054     $       16,389
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

2.  COMMON STOCK

                                                                Shares         Amount
                                                              ----------    ------------

   Balance at December 31, 1995                               56,802,256    $385,031,809
      Restricted stock issued (January 1996)                       7,320         186,050
      Exercise of stock options (January 1996)                     9,000         240,481
      Exercise of stock options (February 1996)                   88,680       1,704,046
      Adjustment for post-split fractional shares (March 1996)    (1,344)        (35,683)
      Adjustment for restricted stock (March 1996)                     -         126,170
      Adjustment for restricted stock (June 1996)                      -         (47,314)
                                                              ----------    ------------
   Balance at June 30, 1996                                   56,905,912    $387,205,559
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

3.  LONG-TERM DEBT

    On April 1, 1996, IPL retired First Mortgage Bonds, 5 1/8% Series, due April 1, 1996, in the principal amount of $15.0 million.

4.  RATE MATTERS

    The Indiana Utility Regulatory Commission approved a two-step rate increase for IPL customers in September 1995. The initial step increase was effective September 1, 1995, and the second step increase became effective July 1, 1996. The final step was conditioned upon IPL's two new state-of-the-art scrubbers at the Petersburg plant being placed in service. These facilities began operations in June 1996. The second step increase is designed to produce additional annual revenues of $25 million.

5.  STOCK-BASED COMPENSATION

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


LIQUIDITY AND CAPITAL RESOURCES

Overview
- --------
     The Board of Directors of Enterprises on May 28, 1996, declared a quarterly dividend on common stock of 37 cents per share. The dividend was paid July 15, 1996, to shareholders of record June 21, 1996.

     IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, as well as expenditures for compliance with the federal Clean Air Act. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $23.4 million during the second quarter ended June 30, 1996, representing a $30.5 million decrease from the comparable period in 1995. This decrease is mostly related to reduced construction spending in the second quarter of 1996 compared to 1995 for the scrubbers at IPL's Petersburg Generating Station as the construction project was completed in June 1996. Such reduction also reflects reduced capital spending on chilled water systems at two of the unregulated subsidiaries. Internally generated cash provided by IPL's operations was used for construction expenditures during the second quarter of 1996. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $49.0 million during the six months ended June 30, 1996, representing a $61.0 million decrease from the comparable period in 1995. This difference is mostly related to reduced construction spending in 1996 compared to 1995 for the scrubbers at IPL's Petersburg Generating Station that went into service in June 1996. This reduction also reflects reduced capital spending on chilled water systems at two of the unregulated subsidiaries. Internally generated cash provided by IPL's operations was used for construction expenditures during the first six months of 1996. As a result of IPL's new basic electric rates and charges and reduced capital spending, IPL anticipates continued improving liquidity.

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

     On April 1, 1996, IPL retired First Mortgage Bonds, 5 1/8% Series, due April 1, 1996, in the principal amount of $15.0 million.

Rate Relief
- -----------
     The Indiana Utility Regulatory Commission approved a two-step rate increase for IPL customers in September 1995. The initial step increase was effective September 1, 1995, and the second step increase became effective July 1, 1996. The final step was conditioned upon IPL's two new state-of-the-art scrubbers at the Petersburg plant being placed in service. These facilities began operations in June 1996. The second step increase is designed to produce additional annual revenues of $25 million.

RESULTS OF OPERATIONS

      Comparison of Second Quarter and Six Months Ended June 30, 1996
      ---------------------------------------------------------------
          with Second Quarter and Six Months Ended June 30, 1995
          ------------------------------------------------------

     Earnings per share during the second quarter of 1996 were $0.43, or $0.11 above the $0.32 attained in the comparable 1995 period. Earnings per share during the six months ended June 30, 1996, were $1.05, or $0.28 above the $0.77 attained in the comparable 1995 period. The following discussion highlights the factors contributing to the second quarter and six months ended results.

Operating Revenues
- ------------------
    Operating revenues during the second quarter and six months ended of 1996 increased from the comparable 1995 periods by $18.0 million and $38.9 million, respectively. The increases in revenues resulted from the following:

                                              Increase (Decrease) from Comparable Period
                                              ------------------------------------------
                                                 Three Months Ended   Six Months Ended
                                                 ------------------   ----------------
                                                          (Millions of Dollars)
   Increase in base electric rates                    $  9.1              $ 19.4
   Additional Kilowatt-hour (KWH) sales - net of fuel    7.9                17.9
   Fuel revenues                                        (2.2)               (4.4)
   Steam revenues                                        0.6                 1.9
   Sales for resale                                      2.4                 3.6
   Other revenues                                        0.2                 0.5
                                                      ------              ------
   Total change in operating revenues                 $ 18.0              $ 38.9
                                                      ======              ======

     The increases in base rate electric revenues are the result of new tariffs, effective September 1, 1995, designed to produce $35-million additional annual revenues. The increases in retail KWH sales during the second quarter and six months ended of 1996, as compared to the same periods in 1995, reflect customer growth and increased sales resulting primarily from colder weather in the first and second quarters of 1996. Heating degree days in the Indianapolis area increased 16 percent for the six months ended 1996, over the same period in 1995. The changes in fuel revenues in 1996 from the prior year reflect changes in total fuel costs billed customers. The increased wholesale sales during the second quarter and six months ended of 1996, as compared to the same periods in 1995, reflect energy requirements of other utilities.

Operating Expenses
- ------------------
     Other operation expenses in the second quarter and six months ended of 1996 increased from the same periods a year ago by $5.5 million and $11.1 million, respectively. The primary cause of these increases in both the second quarter and the six month priod was the expensing of accrual based electric postretirement costs as authorized by IPL's 1995 rate case settlement. Increases in postretirement benefit expenses were $4.0 million and $7.9 million in the second quarter and six month periods, respectively. Such costs were deferred as regulatory assets prior to September 1995.
The increase in the second quarter was also due to an increase in other administrative and general expenses of $0.6 million, an increase in customer service and informational and sales expenses of $0.6 million, an increase in miscellaneous steam power operating expenses at the Petersburg plant of $0.4 million and an increase in customer accounts expense of $0.4 million. Also contributing to the six month increase was an increase in customer service and informational sales expense of $1.2 million, an increase in regulatory commission expense of $1.1 million, an increase in miscellaneous steam power operating expenses at the Petersburg plant of $1.1 million, an increase in overhead lines distribution expenses of $0.5 million, an increase in salaries expense of $0.4 million and an increase in customer accounts expense of $0.3 million, partially offset by a decrease in outside services expenses of $0.9 million.

     Power purchased decreased by $0.7 million and increased by $0.1 million from the comparable periods in 1995 during the second quarter and six months ended of 1996, respectively. The decrease in the second quarter was due to a decrease in energy purchases, while the increase for the six months ended was attributable to an increase in purchases of firm-peaking energy, partially offset by a decrease in purchases of non-displacement and short term energy.

     Purchased steam during the second quarter and six months ended of 1996 increased from the same periods in the prior year by $0.1 million and $0.2 million, respectively, due to an increase in therms purchased from an independent resource recovery system located within the city of Indianapolis.

     Depreciation and amortization expense in the second quarter and six months ended of 1996 increased from the same periods a year ago by $2.5 million and $4.8 million, respectively. These increases resulted from the amortization of property-related regulatory deferrals effective with the September 1, 1995 electric rate increase and increases in the depreciable utility plant balances.

     Taxes other than income taxes in the second quarter and six months ended of 1996 increased from the comparable periods in 1995 by $0.9 million and $1.2 million, respectively. These increases are attributable primarily to increases in property taxes due to an increase in tax rates and the property tax base, state gross income taxes due to more revenue recorded in 1996, and FICA taxes.

     Income taxes - net for the second quarter and six months ended of 1996 increased from the same periods in 1995 by $3.0 million and $8.2 million, respectively, primarily due to the increase in pretax utility operating income.

     As a result of the foregoing, utility operating income during the second quarter of 1996 increased 18.8% from the comparable 1995 period, to $36.1 million. Utility operating income during the six months ended of 1996 increased 17.9% from the comparable 1995 period, to $81.0 million.

Other Income and Deductions
- ---------------------------
     Allowance for equity funds used during construction in the second quarter and six months ended of 1996 increased from the same periods in 1995 by $0.5 million and $1.3 million, respectively, primarily due to carrying charges on regulatory assets resulting from the electric rate case settlement.

     Other - net, which includes the pretax operating and investment income from operations other than IPL, in the second quarter and six months ended of 1996 increased from the comparable 1995 periods by $0.1 million and $2.5 million, respectively. The increase for the six months ended of 1996 is primarily due to the sale of investment securities at Mid-America and from increased district cooling revenues resulting from an increase in customers.

     Income taxes - net, which includes taxes on operations other than IPL, in the second quarter and six months ended of 1996 increased from the same periods in 1995 by $0.01 million and $0.8 million, respectively, primarily due to the increase in nonutility operating income.

Interest and Other Charges
- --------------------------
     Allowance for borrowed funds used during construction for the second quarter and six months ended of 1996 increased from the comparable periods in 1995 by $0.2 million and $0.6 million, respectively, due to an increased construction base, partially offset by decreased carrying charges on regulatory assets.

                    PART II - OTHER INFORMATION
                    ---------------------------

Item 1.  Legal Proceedings
- --------------------------
     None.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
     The Annual Meeting of shareholders of IPALCO Enterprises, Inc. was held on April 17, 1996. At the Annual Meeting, the following six directors in Class I were elected to terms of three years each which expire in April, 1999. Each director received the following numbers of votes as shown opposite his or her name:

     Director                       Votes For     Votes Withheld
     --------                       ----------    --------------

     Robert A. Borns                33,060,464       657,565
     Mitchell E. Daniels, Jr.       33,143,386       574,643
     Rexford C. Early               32,985,087       732,942
     John R. Hodowal                33,139,289       578,740
     Michael S. Maurer              33,144,165       573,864
     Thomas H. Sams                 33,153,812       564,217

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
     (a) Exhibits. Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof. The management contracts or compensatory plans are marked with a double asterisk (**) after the description of the contract or plan.

3.1* Articles of Incorporation of IPALCO Enterprises, Inc., as amended. (Form 10-K for year ended 12-31-90.)

3.2*  Bylaws of IPALCO Enterprises, Inc. dated February 27, 1996.  (Exhibit
      3.2 to the Form 10-Q for the quarter ended 3-31-96.)

4.1* IPALCO Enterprises, Inc. Automatic Dividend Reinvestment and Stock Purchase Plan. (Exhibit 4.1 to the Form 10-K for the year ended 12-31-94.)

4.2* IPALCO Enterprises, Inc. and First Chicago Trust Company of New York (Rights Agreement). (Exhibit 4.2 to the Form 10-K for the year ended 12-31-94.)

10.1 Form of Termination Benefits Agreement together with schedule of parties to, and dates of, the Termination Benefits Agreements.

11.1  Computation of Per Share Earnings.

21.1  Subsidiaries of the Registrant.

27.1  Financial Data Schedule.

     (b)  Reports on Form 8-K.

          None.

                            Signatures
                            ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             IPALCO ENTERPRISES, INC.
                                        ----------------------------------
                                                   (Registrant)



Date:     August 13, 1996               /s/ John R. Brehm
      -----------------------           ----------------------------------
                                            John R. Brehm
                                            Vice President and Treasurer



Date:     August 13, 1996               /s/ Stephen J. Plunkett
      -----------------------           ----------------------------------
                                            Stephen J. Plunkett
                                            Controller