Form 10-Q
period 1996-09-30
IPALCO ENTERPRISES INC
filed 1996-11-13
CIK 728391

FORM 10-Q


                    SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549


     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended
       September 30, 1996                  Commission File Number  1-8644




                         IPALCO ENTERPRISES, INC.
          (Exact name of Registrant as specified in its charter)

          Indiana                                   35-1575582
     (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)           Identification No.)

          One Monument Circle
          Indianapolis, Indiana                      46204
     (Address of principal executive offices)       (Zip Code)


     Registrant's telephone number, including area code:  317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at
     least the past 90 days.   Yes     X     No
                                  ----------   ----------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                     Outstanding At September 30, 1996
              -----                     ---------------------------------
      Common (Without Par Value)                56,947,412 Shares

            IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
            -----------------------------------------
                               INDEX
                               -----


                                                                   Page No.
                                                                   --------
PART I.   FINANCIAL INFORMATION
-------------------------------

     Statements of Consolidated Income - Three Months Ended and
        Nine Months Ended September 30, 1996 and 1995                 2

     Consolidated Balance Sheets - September 30, 1996 and
        December 31, 1995                                             3

     Statements of Consolidated Cash Flows -
        Nine Months Ended September 30, 1996 and 1995                 4

     Notes to Consolidated Financial Statements                     5-6

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations              7-11

PART II.  OTHER INFORMATION                                       12-13
---------------------------

                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                     Statements of Consolidated Income
                  (In Thousands Except Per Share Amounts)
                                (Unaudited)
                                                                     Three Months Ended            Nine Months Ended
                                                                        September 30                 September 30
                                                                    1996            1995           1996          1995
                                                               --------------  -------------  -------------  -------------
UTILITY OPERATING REVENUES:
  Electric                                                     $      198,579  $     192,718  $     551,680  $     508,879
  Steam                                                                 7,093          7,155         28,059         26,164
                                                               --------------  -------------  -------------  -------------
    Total operating revenues                                          205,672        199,873        579,739        535,043
                                                               --------------  -------------  -------------  -------------
UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                               40,962         45,396        125,745        128,237
    Other                                                              34,667         28,253        100,978         83,481
  Power purchased                                                       4,868          6,104         13,883         15,016
  Purchased steam                                                       1,497          1,307          5,148          4,725
  Maintenance                                                          15,743         14,736         45,669         45,684
  Depreciation and amortization                                        25,178         22,238         72,857         65,129
  Taxes other than income taxes                                         8,210          7,802         25,544         23,887
  Income taxes - net                                                   23,384         23,104         57,786         49,268
                                                               --------------  -------------  -------------  -------------
    Total operating expenses                                          154,509        148,940        447,610        415,427
                                                               --------------  -------------  -------------  -------------
UTILITY OPERATING INCOME                                               51,163         50,933        132,129        119,616
                                                               --------------  -------------  -------------  -------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                     976          1,650          4,596          3,999
  Other - net                                                          (2,673)          (540)        (4,532)        (4,865)
  Income taxes - net                                                    1,167             48          2,039          1,754
                                                               --------------  -------------  -------------  -------------
    Total other income and (deductions) - net                            (530)         1,158          2,103            888
                                                               --------------  -------------  -------------  -------------
INCOME BEFORE INTEREST AND OTHER CHARGES                               50,633         52,091        134,232        120,504
                                                               --------------  -------------  -------------  -------------
INTEREST AND OTHER CHARGES:
  Interest                                                             12,685         13,169         37,996         38,886
  Allowance for borrowed funds used during construction                   (15)        (1,416)        (3,325)        (4,098)
  Preferred dividend requirements of subsidiary                           795            795          2,386          2,386
                                                               --------------  -------------  -------------  -------------
    Total interest and other charges - net                             13,465         12,548         37,057         37,174
                                                               --------------  -------------  -------------  -------------
NET INCOME                                                             37,168  $      39,543  $      97,175  $      83,330
                                                               ==============  =============  =============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             56,930         56,745         56,900         56,732
     (Note 2)                                                  ==============  =============  =============  =============

EARNINGS PER SHARE OF COMMON STOCK                             $         0.65  $        0.70  $        1.71  $        1.47
     (Note 2)                                                  ==============  =============  =============  =============

      2 continued
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                   $         0.37  $        0.36  $        1.11  $        1.08
     (Note 2)                                                  ==============  =============  =============  =============


See notes to consolidated financial statements.

         IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                Consolidated Balance Sheets
                       (In Thousands)
                        (Unaudited)
                                                                  September 30         December 31
                           ASSETS                                     1996                 1995
                           ------                                ---------------      ---------------
UTILITY PLANT:
  Utility plant in service                                       $     2,718,656      $     2,517,790
  Less accumulated depreciation                                        1,028,761              984,910
                                                                 ---------------      ---------------
      Utility plant in service - net                                   1,689,895            1,532,880
  Construction work in progress                                           94,513              249,249
  Property held for future use                                             9,878                9,878
                                                                 ---------------      ---------------
      Utility plant - net                                              1,794,286            1,792,007
                                                                 ---------------      ---------------
OTHER ASSETS:
  Nonutility property - at cost, less accumulated depreciation           108,793              108,331
  Other investments                                                        3,998                6,256
                                                                 ---------------      ---------------
      Other assets - net                                                 112,791              114,587
                                                                 ---------------      ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                               19,165               11,554
  Accounts receivable (less allowance for doubtful
   accounts - 1996, $718 and 1995, $851)                                  60,389               59,073
  Fuel - at average cost                                                  31,117               30,250
  Materials and supplies - at average cost                                57,663               57,605
  Prepayments and other current assets                                     4,929                4,412
                                                                 ---------------      ---------------
      Total current assets                                               173,263              162,894
                                                                 ---------------      ---------------
DEFERRED DEBITS:
  Regulatory assets                                                      140,998              142,711
  Miscellaneous                                                           18,379               18,998
                                                                 ---------------      ---------------
      Total deferred debits                                              159,377              161,709
                                                                 ---------------      ---------------
              TOTAL                                              $     2,239,717      $     2,231,197
                                                                 ===============      ===============















      3 continued
               CAPITALIZATION AND LIABILITIES
               ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                 $       388,047      $       385,032
    Premium on 4% cumulative preferred stock                               1,363                1,363
    Retained earnings                                                    470,398              436,408
                                                                 ---------------      ---------------
      Total common shareholders' equity                                  859,808              822,803
  Cumulative preferred stock of subsidiary                                51,898               51,898
  Long-term debt (less current maturities and
   sinking fund requirements)                                            687,780              698,600
                                                                 ---------------      ---------------
      Total capitalization                                             1,599,486            1,573,301
                                                                 ---------------      ---------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                              77,733               69,122
  Current maturities and sinking fund requirements                        11,250               17,500
  Accounts payable and accrued expenses                                   57,355               81,984
  Dividends payable                                                       22,199               21,567
  Taxes accrued                                                           22,787               21,225
  Interest accrued                                                        11,730               14,719
  Other current liabilities                                               17,242               16,092
                                                                 ---------------      ---------------
      Total current liabilities                                          220,296              242,209
                                                                 ---------------      ---------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                302,034              292,417
  Unamortized investment tax credit                                       48,446               50,636
  Accrued postretirement benefits                                         25,196               30,517
  Accrued pension benefits                                                35,785               31,834
  Miscellaneous                                                            8,474               10,283
                                                                 ---------------      ---------------
      Total deferred credits and other long-term liabilities             419,935              415,687
                                                                 ---------------      ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
              TOTAL                                              $     2,239,717      $     2,231,197
                                                                 ===============      ===============


See notes to consolidated financial statements.

              IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                Statements of Consolidated Cash Flows
                            (In Thousands)
                             (Unaudited)
                                                                              Nine Months Ended
                                                                                September 30
                                                                            1996               1995
                                                                       ---------------    ---------------
CASH FLOWS FROM OPERATIONS:
  Net income before preferred dividend requirements of subsidiary      $       99,561     $       85,716
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                              72,526             67,547
    Amortization of regulatory assets                                          12,149              2,490
    Deferred income taxes and investment tax credit adjustments - net             245              3,245
    Allowance for funds used during construction                               (7,921)            (8,097)
    Premiums on redemptions of debt                                              -                  (800)
  Change in certain assets and liabilities:
    Accounts receivable                                                        (1,316)            (9,762)
    Fuel, materials and supplies                                                 (925)             3,872
    Accounts payable                                                          (24,629)            (2,567)
    Taxes accrued                                                               1,562                869
    Accrued pension benefits                                                    3,951              4,754
    Other - net                                                                (6,371)             8,420
                                                                       ---------------    ---------------
Net cash provided by operating activities                                     148,832            155,687
                                                                       ---------------    ---------------
CASH FLOWS FROM INVESTING:
  Proceeds from maturities of marketable securities                             3,810              7,984
  Construction expenditures - utility                                         (61,920)          (126,263)
  Construction expenditures - nonutility                                       (3,588)           (31,536)
  Other                                                                        (8,993)           (15,157)
                                                                       ---------------    ---------------
Net cash used in investing activities                                         (70,691)          (164,972)
                                                                       ---------------    ---------------
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                   -                  58,150
  Retirement of long-term debt                                                (17,100)           (40,350)
  Short-term debt - net                                                         8,611             51,247
  Dividends paid                                                              (64,945)           (63,239)
  Issuance of common stock related to incentive compensation plans              2,750                818
  Other                                                                           154              1,296
                                                                       ---------------    ---------------
Net cash provided by (used in) financing activities                           (70,530)             7,922
                                                                       ---------------    ---------------
Net increase (decrease) in cash and cash equivalents                            7,611             (1,363)
Cash and cash equivalents at beginning of period                               11,554              8,148
                                                                       ---------------    ---------------
Cash and cash equivalents at end of period                             $       19,165     $        6,785
                                                                       ===============    ===============






      4 continued
Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest (net of amount capitalized)                               $       37,037     $       37,804
                                                                       ===============    ===============
    Income taxes                                                       $       49,898     $       35,081
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

2.  COMMON STOCK

                                                                Shares           Amount
                                                              ----------      ------------

   Balance at December 31, 1995                               56,802,256      $385,031,809
      Restricted stock issued (January 1996)                       7,320           186,050
      Exercise of stock options (January 1996)                     9,000           240,481
      Exercise of stock options (February 1996)                   88,680         1,704,046
      Adjustment for post-split fractional shares (March 1996)    (1,344)          (35,683)
      Adjustment for restricted stock (March 1996)                   -             126,170
      Adjustment for restricted stock (June 1996)                    -             (47,314)
      Exercise of stock options (July 1996)                       18,000           349,087
      Exercise of stock options (August 1996)                     23,500           492,684
                                                              ----------      ------------
   Balance at September 30, 1996                              56,947,412      $388,047,330
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

3.  LONG-TERM DEBT

    On April 1, 1996, IPL retired First Mortgage Bonds, 5 1/8% Series, due April 1, 1996, in the principal amount of $15.0 million.

    On November 8, 1996, the City of Petersburg, Indiana issued, on behalf of IPL, $20 million of Solid Waste Disposal Revenue Bonds, Adjustable Rate Tender Securities (ARTS)SM Series 1996 (Indianapolis Power & Light Company Project) due November 1, 2029 (1996 Bonds). The 1996 Bonds provide for an interest rate which varies with the tax-exempt weekly rate. The proceeds from the issuance of the 1996 Bonds will be used to provide funds to pay costs of certain facilities and equipment to be used for solid waste disposal purposes owned by Indianapolis Power & Light Company.

4.  RATE MATTERS

    The Indiana Utility Regulatory Commission approved a two-step rate increase for IPL electric retail customers in August 1995. The step 1 increase was effective September 1, 1995, and the step 2 increase became effective July 1, 1996.

5.  STOCK-BASED COMPENSATION

    During the first quarter 1996, IPALCO adopted Statement of Financial Standards No. 123 "Accounting for Stock-Based Compensation" by continuing to account for stock compensation in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." However, the fair value disclosures are not included because they are not deemed to have a significant impact on the financial position or results of operations of Enterprises.

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


LIQUIDITY AND CAPITAL RESOURCES

Overview
--------
     The Board of Directors of Enterprises on August 27, 1996, declared a quarterly dividend on common stock of 37 cents per share. The dividend was paid October 15, 1996, to shareholders of record September 20, 1996.

     IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, as well as expenditures for compliance with the federal Clean Air Act. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $16.5 million during the third quarter ended September 30, 1996, representing a $31.3 million decrease from the comparable period in 1995. This decrease is mostly related to reduced construction spending in the third quarter of 1996 compared to 1995 for the scrubbers at IPL's Petersburg Generating Station as this construction project was completed in June 1996. Such reduction also reflects reduced capital spending on chilled water systems at two of the unregulated subsidiaries. Internally generated cash provided by IPL's operations was used for construction expenditures during the third quarter of 1996. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $65.5 million during the nine months ended September 30, 1996, representing a $92.3 million decrease from the comparable period in 1995. This difference is mostly related to reduced construction spending in 1996 compared to 1995 for the scrubbers at IPL's Petersburg Generating Station. This reduction also reflects reduced capital spending on chilled water systems at two of the unregulated subsidiaries. Internally generated cash provided by IPL's operations was used for construction expenditures during the first nine months of 1996.
As a result of IPL's new basic electric rates and charges and reduced capital spending, IPL anticipates continued improving liquidity.

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

     On April 1, 1996, IPL retired First Mortgage Bonds, 5 1/8% Series, due April 1, 1996, in the principal amount of $15.0 million.

     On November 8, 1996, the City of Petersburg, Indiana issued, on behalf of IPL, $20 million of Solid Waste Disposal Revenue Bonds, Adjustable Rate Tender Securities (ARTS)SM Series 1996 (Indianapolis Power & Light Company Project) due November 1, 2029 (1996 Bonds). The 1996 Bonds provide for an interest rate which varies with the tax-exempt weekly rate. The proceeds from the issuance of the 1996 Bonds will be used to provide funds to pay costs of certain facilities and equipment to be used for solid waste disposal purposes owned by Indianapolis Power & Light Company.

     IPL is receiving 200 MW of firm capacity under an existing power purchase agreement which expires March 31, 1997. Monthly capacity payments required by this agreement are $1.2 million. During 1996, IPL entered into a new power purchase agreement with LG&E Power Marketing Inc. for 150 MW of firm capacity in each of the years 1997-2000.

Rate Relief
-----------
     The Indiana Utility Regulatory Commission approved a two-step rate increase for IPL electric retail customers in August 1995. The step 1 increase was effective September 1, 1995, and the step 2 increase became effective July 1, 1996.

RESULTS OF OPERATIONS

Comparison of Third Quarter and Nine Months Ended September 30, 1996
--------------------------------------------------------------------
    with Third Quarter and Nine Months Ended September 30, 1995
    -----------------------------------------------------------
     Earnings per share during the third quarter of 1996 were $0.65, or $0.05 below the $0.70 attained in the comparable 1995 period. Earnings per share during the nine months ended September 30, 1996, were $1.71, or $0.24 above the $1.47 attained in the comparable 1995 period. The following discussion highlights the factors contributing to the third quarter and nine months ended results.

Operating Revenues
------------------
     Operating revenues during the third quarter and nine months ended September 30, 1996, increased from the comparable 1995 periods by $5.8 million and $44.7 million, respectively. The increases in revenues resulted from the following:

                                              Increase (Decrease) from Comparable Period
                                              ------------------------------------------
                                                Three Months Ended    Nine Months Ended
                                                ------------------    -----------------
                                                         (Millions of Dollars)

   Increase in base electric rates                   $  14.6               $  34.0
   Changes in Kilowatt-hour (KWH) sales - net of fuel   (7.0)                 10.9
   Fuel revenues                                        (2.7)                 (7.1)
   Steam revenues                                          -                   1.9
   Sales for resale                                      1.0                   4.6
   Other revenues                                       (0.1)                  0.4
                                                     --------              --------
   Total change in operating revenues                $   5.8               $  44.7
                                                     ========              ========

     The increases in base rate electric revenues are the result of new tariffs, effective September 1, 1995, and July 1, 1996, designed to produce $35-million and $25-million additional annual revenues, respectively. The third quarter decrease in retail KWH sales compared to the same period in 1995 was due to milder weather. Cooling degree days decreased 26% during the third quarter. The increases in retail KWH sales during the nine months ended of 1996, as compared with the same period in 1995, reflect customer growth and increased sales resulting primarily from colder weather in the first and second quarters of 1996. Heating degree days in the Indianapolis area increased 15% for the nine months ended September 1996 over the same period in 1995. The changes in fuel revenues in 1996 from the prior year reflect changes in total fuel costs billed customers. The increased wholesale sales during the third quarter and nine months ended of 1996, as compared to the same periods in 1995, reflect energy requirements of other utilities.

Operating Expenses
------------------
     Fuel expenses in the third quarter of 1996 decreased $4.4 million due to a $3.0 million decrease in unit prices, a $1.1 million decrease in consumption and a $0.3 million decrease in deferred fuel compared to the same period last year. For the nine months ended September 30, 1996, fuel expenses decreased $2.5 million compared to last year. This difference resulted from year-to-date decreases in unit prices and deferred fuel of $7.6 million and $1.4 million, respectively, partially offset by an increase in consumption of $6.5 million.

     Other operation expenses in the third quarter and nine months ended September 30, 1996, increased from the same periods a year ago by $6.4 million and $17.5 million, respectively. The primary cause of these increases in both the third quarter and the nine-month period was the expensing of accrual based electric postretirement costs as authorized by IPL's 1995 rate case settlement. Such costs were deferred as regulatory assets prior to September 1995. Increases in postretirement benefit expenses were $2.6 million and $10.5 million in the third quarter and nine-month periods, respectively. The increase in the third quarter was also due to an increase in customer service and informational and sales expenses of $1.0 million, an increase in miscellaneous steam power operating expenses at the Petersburg plant of $0.8 million, an increase in regulatory commission expense of $0.5 million, an increase in electric distribution expenses of $0.5 million, an increase in miscellaneous office supplies and expenses of $0.3 million, an increase in customer accounts expense of $0.3 million, an increase in transmission expense of $0.2 million and an increase in other administrative and general expenses of $0.2 million. Contributing to the nine month increase was an increase in customer service and informational sales expense of $2.2 million, an increase in miscellaneous steam power operating expenses at the Petersburg plant of $1.9 million, an increase in regulatory commission expense of $1.6 million, an increase in electric distribution of $0.9 million, an increase in customer accounts expense of $0.6 million and increased operational expense at the Pritchard plant of $0.3 million, partially offset by decreased outside service expenses of $0.6 million.

     Power purchased decreased by $1.2 million and $1.1 million from the comparable periods in 1995 during the third quarter and nine months ended of 1996, respectively. Both decreases are the result of decreases in energy purchases.

     Purchased steam during the third quarter and nine months ended of 1996 increased from the same periods in the prior year by $0.2 million and $0.4 million, respectively, due to an increase in therms purchased from an independent resource recovery system located within the City of Indianapolis.

     Maintenance expenses increased $1.0 million in the third quarter of 1996 compared to the same period in 1995 primarily due to expenses relating to the overhaul of unit 4 at the Pritchard plant during the third quarter of 1996.

     Depreciation and amortization expense in the third quarter and nine months ended September 30, 1996, increased from the same periods a year ago by $2.9 million and $7.7 million, respectively. These increases resulted from the amortization of property-related regulatory deferrals effective with the September 1, 1995 electric rate increase and increases in the depreciable utility plant balances.

     Taxes other than income taxes in the third quarter and nine months ended of 1996 increased from the comparable periods in 1995 by $0.4 million and $1.7 million, respectively. These increases are attributable primarily to increases in property taxes due to an increase in tax rates and the property tax base, state gross income taxes due to more revenue recorded in 1996, and FICA taxes.

     Income taxes - net for the third quarter and nine months ended of 1996 increased from the same periods in 1995 by $0.3 million and $8.5 million, respectively, primarily due to the increase in pretax utility operating income.

     As a result of the foregoing, utility operating income during the third quarter of 1996 increased 0.5% from the comparable 1995 period, to $51.2 million. Utility operating income during the nine months of 1996, increased 10.5% from the comparable 1995 period, to $132.1 million.

Other Income and Deductions
---------------------------
     Allowance for equity funds used during construction in the third quarter of 1996 decreased by $0.7 million and increased by $0.6 million for the third quarter and nine months ended September 30, 1996, respectively, compared to last year. The third quarter decrease was primarily due to scrubbers at the Petersburg plant being placed in service in June 1996.
The increase for the nine-months ended period is attributable to carrying charges on regulatory assets resulting from the electric rate case settlement.

     Other - net, which includes the pretax operating and investment income from operations other than IPL, decreased by $2.1 million and increased by $0.3 million from the comparable periods in 1995 during the third quarter and nine months ended September 30, 1996, respectively. The decrease in the third quarter was primarily due to the sale of investment securities at Mid-America during the third quarter of 1995. The increase for the nine months ended of 1996 is due to increased district cooling revenues resulting from an increase in customers.

     Income taxes - net, which includes taxes on operations other than IPL, in the third quarter and nine months ended September 30, 1996, decreased from the same periods in 1995 by $1.1 million and $0.3 million respectively, primarily due to the decrease in nonutility operating income.

Interest and Other Charges
--------------------------
     Allowance for borrowed funds used during construction for the third quarter and nine months ended September 30, 1996, decreased from the comparable periods in 1995 by $1.4 million and $0.8 million, respectively, due primarily to the scrubbers at the Petersburg plant being placed in service in June 1996 and decreased carrying charges on regulatory assets.

                    PART II - OTHER INFORMATION
                    ---------------------------


Item 1.  Legal Proceedings
--------------------------
     None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
      (a) Exhibits. Copies of documents listed below which are identified with an asterick (*) are incorporated herein by reference and made a part hereof.

3.1* Articles of Incorporation of IPALCO Enterprises, Inc., as amended. (Form 10-K for year ended 12-31-90.)

3.2* Bylaws of IPALCO Enterprises, Inc. dated February 27, 1996. (Exhibit 3.2 to the form 10-Q for the quarter ended 3-31-96.)

4.1 IPALCO Enterprises, Inc. IPALCO PowerInvest Dividend Reinvestment and Direct Stock Purchase Plan.

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



                                              IPALCO ENTERPRISES, INC.
                                          --------------------------------
                                                    (Registrant)



Date:         November 13, 1996           /s/ John R. Brehm
              -----------------           --------------------------------
                                              John R. Brehm
                                              Vice President and Treasurer



Date:         November 13, 1996           /s/ Stephen J. Plunkett
              -----------------           --------------------------------
                                              Stephen J. Plunkett
                                              Controller