Form 10-K
period 1996-12-31
IPALCO ENTERPRISES INC
filed 1997-02-25
CIK 728391

FORM 10-K

                    SECURlTlES AND EXCHANGE COMMlSSlON
                         WASHINGTON, D. C.   20549

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

     For the fiscal year ended
         December 31, 1996                  Commission File Number  1-8644

                         IPALCO ENTERPRISES, INC.
          (Exact name of Registrant as specified in its charter)

          Indiana                                   35-1575582
       (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)            Identification No.)

          One Monument Circle
          Indianapolis, Indiana                      46204
     (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code:  317-261-8261

     Securities Registered Pursuant to Section 12(b) of the Act:

     Title of Each Class           Name of Each Exchange on Which Registered
     -------------------           -----------------------------------------
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

     As of January 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was: $1,399,383,042 based on the average of the high and low price of the common stock on such date. As of January 31, 1997, there were 57,036,540 shares of the registrant's common stock (without par value) outstanding.
                   _____________________________________

     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the IPALCO Enterprises, Inc. definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1997 are incorporated by reference into Part III of this Report.


                             PART I
                             ------
Item 1.   BUSINESS
          --------

ORGANIZATION

   IPALCO Enterprises, Inc. (IPALCO) is a holding company and was incorporated under the laws of the state of Indiana on September 14, 1983 and has 15 employees. IPALCO has two (2) subsidiaries: Indianapolis Power & Light Company (IPL), a regulated electric and steam service utility, and Mid-America Capital Resources, Inc. (Mid-America), a holding company for unregulated businesses.

DESCRIPTION OF BUSINESS OF SUBSIDIARIES

                 INDIANAPOLIS POWER & LIGHT COMPANY

GENERAL

   IPL was incorporated under the laws of the state of Indiana in 1927 and is a wholly owned subsidiary of IPALCO. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy in the city of Indianapolis and neighboring cities, towns, communities, and adjacent rural areas, all within the state of Indiana, the most distant point being about 40 miles from Indianapolis. It also produces, distributes and sells steam within a limited area in such city. There have been no significant changes in the services rendered, or in the markets or methods of distribution, since the beginning of the fiscal year. IPL intends to do business of the same general character as that in which it is now engaged. No private or municipally-owned electric public utility companies are competing with IPL in the territory it serves. Existing Indiana law provides for public utilities to have an exclusive retail service area.

   IPL's business is not dependent on any single customer or group of customers. IPL's historical retail sales to ultimate consumers for 1992-1996 are depicted at page I-5.

   The electric utility business is affected by the various seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by months during the year.

   IPL's generation, transmission and distribution facilities (electric system) are described in Item 2, "PROPERTIES." IPL's electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, PSI Energy, Inc., Southern Indiana Gas and Electric Company, Wabash Valley Power Association, Hoosier Energy Rural Electric Cooperative, Inc. and the Indiana Municipal Power Agency.

   Also, IPL is a member of the East Central Area Reliability Group
(ECAR), and is cooperating under an agreement which provides for coordinated planning of generating and transmission facilities and the operation of such facilities to promote reliability of bulk power supply in the nine-state region served by ECAR. Smaller electric utility systems, independent power producers and power marketers participate as associate members.

REGULATION

   IPL is subject to regulation by the Indiana Utility Regulatory Commission (IURC) as to its services and facilities, valuation of property, the construction, purchase or lease of electric generating facilities, classification of accounts, rates of depreciation, rates and charges, issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters. See Note 9 in the Notes to Consolidated Financial Statements.

   In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC), in respect of short-term borrowings not regulated by the IURC, the sale and transmission of electric energy in interstate commerce, the classification of its accounts and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act.

   IPL is also subject to federal, state and local environmental laws and regulations, particularly as to generating station discharges affecting air and water quality. The impact of compliance with such regulations on the capital and operating costs of IPL has been and will continue to be substantial. IPL has developed and substantially implemented a plan to reduce sulfur dioxide and nitrogen oxide emissions from several generating units. This plan was approved by the Environmental Protection Agency (EPA) in 1994. Estimated annual expenditures for all air, solid waste and water environmental compliance measures are $11 million and $5 million in 1997 and 1998, respectively.

RETAIL RATEMAKING

   IPL's tariffs for electric and steam service to retail customers (basic rates and charges) are set and approved by the IURC after public hearings initiated by IPL. Such proceedings, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the Office of the Indiana Utility Consumer Counselor, as well as other interested consumer groups and IPL customers. In Indiana, basic rates and charges are determined after giving consideration, on a proforma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property dedicated to providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Other numerous factors including weather, inflation, customer growth and usage, the level of actual maintenance and capital expenditures and IURC restrictions on the level of operating income can impact the return realized. Substantially all of IPL's retail tariffs provide for the monthly billing or crediting to customers of increases or decreases, respectively, in the actual costs of fuel consumed from levelized fuel costs embedded in base tariffs. Additionally, all such retail tariffs provide for billing of "lost revenue margins" on estimated kilowatt-hours
(KWH) sales reductions resulting from IPL's approved demand side manangement program. IPL maintains its books and records consistent with generally accepted accounting principles reflecting the impact of regulation. See Note 1 in the Notes to Consolidated Financial Statements and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under "Nature of Operations and Regulatory Matters."

   Future events, including the advent of retail competition within IPL's service territory, could result in the deregulation of all or part of IPL's existing regulated businesses. Upon deregulation, adjustments to IPL's accounting records may be required to eliminate the historical impact of regulatory accounting. Such adjustments, as required by Statement of Financial Accounting Standards No. 101 (SFAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," would eliminate the "effects of any actions of regulators that have been recognized as assets and liabilities...."  Required adjustments could include expensing of any unamortized net regulatory assets, elimination of certain tax liabilities and a write down of any impaired utility plant balances. IPL does not expect to be in a position to be required to adopt SFAS 101 in the near term and accordingly has not attempted to estimate the impact of adopting SFAS 101.

FUEL

   In 1996, approximately 99.8% of the total KWH sold by IPL were generated from coal, 0.1% from middle distillate fuel oil and 0.1% from gas. In addition to use in oil-fired generating units, fuel oil is used for start up and flame stabilization in coal-fired generating units as well as for coal thawing and coal handling. Gas is the fuel used in IPL's newer combustion turbines.

   IPL's long-term coal contracts provide for the supply of the major portion of its burn requirements through the year 1999, assuming existing environmental regulations can be met. The long-term coal agreements are with three unaffiliated suppliers and the coal is mined entirely in the state of Indiana. See Exhibits listed under Part IV Item 14(a)2(20.1). It is presently believed that all coal used by IPL will be mined by others. IPL normally carries fuel oil and a 60-day supply of coal to offset unforeseen occurrences such as labor disputes, equipment breakdowns and power sales to other utilities. IPL increases its stockpile to an approximate 90-day supply when strikes are anticipated in the coal industry.

EMPLOYEE RELATIONS

   As of December 31, 1996, IPL had 2,144 employees of whom 1,081 were represented by the International Brotherhood of Electrical Workers, AFL-CIO (IBEW) and 379 were represented by the Electric Utility Workers Union
(EUWU), an independent labor organization. In December 1996, the membership of the IBEW ratified a new labor agreement which remains in effect until December 13, 1999. The agreement provided for general pay adjustments of 3.5% in 1996 and 3.0% in both 1997 and 1998, and changes in pension and health care coverage. In March 1995, the membership of the EUWU ratified a new labor agreement which remains in effect until February 23, 1998. The agreement provided for general pay adjustments of 2% in 1995, 1996 and 1997; lump sum payments of $500 in both 1995 and 1996; and changes in pension and health care coverage.

          MID-AMERICA CAPITAL RESOURCES, INC. (Mid-America)

GENERAL

   Mid-America, the holding company for the unregulated activities of IPALCO, has as subsidiaries Indianapolis Campus Energy, Inc. (ICE), Store Heat And Produce Energy, Inc., which conducts business as SHAPE Energy Resources (SHAPE) and Mid-America Energy Resources, Inc. (Energy Resources). Energy Resources operates a district cooling system in downtown Indianapolis, Indiana and has as subsidiaries Cleveland Thermal Energy Corporation (Cleveland Thermal) and Cleveland District Cooling Corporation (Cleveland Cooling). During 1995, Mid-America established Vital Resource Management (VRM) as an operating division within the holding company.

   Cleveland Thermal operates a district heating system in dowtown Cleveland. Cleveland Cooling operates a self-constructed district cooling system also located in downtown Cleveland. Operations at Cleveland Cooling commenced in April 1993, and the system obtained full subscription during 1996. Both Cleveland Thermal and Cleveland Cooling jointly conduct business under the name Cleveland Energy Resources. During 1995, the plant capacity for Energy Resource's Indianapolis district cooling system was expanded to 27,250 tons to meet existing customer loads and is fully subscribed.

   At December 31, 1995, Mid-America held 70% of the common stock of SHAPE and acquired an additional 10% on January 1, 1996, resulting in Mid-America holding 80% of the common stock of SHAPE at December 31, 1996. SHAPE conducts research and development of energy storage technology.

   ICE was formed to construct, own and operate an energy system in an industrial complex. During 1993, ICE entered into a contractual agreement with Eli Lilly and Company (Lilly) to provide cooling capacity to the Lilly Technology Center, in Indianapolis, Indiana. This chilled water facility, located near Morris Street and Kentucky Avenue in Indianapolis began providing chilled water to Lilly in 1996.

   In 1995, Mid-America began providing energy services through VRM to commercial, industrial and institutional customers from sales offices in Indianapolis, Cleveland, Kansas City and northern Indiana.

EMPLOYEES

   As of December 31, 1996, Mid-America and its subsidiaries had 136 employees. There were no labor organizations.























                        IPALCO ENTERPRISES, INC.
                   STATISTICAL INFORMATION - ELECTRIC

The following table of statistical information presents additional data on IPL's operation.
                                                                         Year Ended December 31,
                                         -----------------------------------------------------------------------------------
                                               1996             1995             1994             1993             1992
                                         ---------------  ---------------  ---------------  ---------------  ---------------
Operating Revenues (In Thousands):
  Residential                            $      261,819   $      243,055   $      230,805   $      225,138   $      212,757
  Small industrial and commercial               132,361          130,780          129,346          127,551          126,588
  Large industrial and commercial               298,720          275,803          266,703          255,945          243,446
  Public lighting                                 8,147            7,598            6,949            7,186            7,133
  Miscellaneous                                   9,264            8,289            7,186            7,373            6,018
                                         ---------------  ---------------  ---------------  ---------------  ---------------
    Revenues - ultimate consumers               710,311          665,525          640,989          623,193          595,942
  Sales for resale - REMC                         1,141            1,105            1,098              897              861
  Sales for resale - other                       13,312            6,758            7,680            5,237            2,400
                                         ---------------  ---------------  ---------------  ---------------  ---------------
      Total electric revenues            $      724,764   $      673,388   $      649,767   $      629,327   $      599,203
                                         ===============  ===============  ===============  ===============  ===============
Kilowatt-hour Sales (In Millions):
  Residential                                     4,367            4,277            4,077            4,014            3,675
  Small industrial and commercial                 2,130            2,209            2,207            2,202            2,171
  Large industrial and commercial                 6,772            6,509            6,306            6,169            5,843
  Public lighting                                    58               61               64               62               64
                                         ---------------  ---------------  ---------------  ---------------  ---------------
    Sales - ultimate consumers                   13,327           13,056           12,654           12,447           11,753
  Sales for resale - REMC                            29               28               26               24               23
  Sales for resale - other                          725              394              456              321              169
                                         ---------------  ---------------  ---------------  ---------------  ---------------
      Total kilowatt-hours sold                  14,081           13,478           13,136           12,792           11,945
                                         ===============  ===============  ===============  ===============  ===============
Customers at End of Year:
  Residential                                   370,029          365,163          360,347          356,015          352,139
  Small industrial and commercial                40,403           39,781           38,849           38,359           38,171
  Large industrial and commercial                 3,657            3,557            3,525            3,342            3,163
  Public lighting                                   303              281              266              252              239
                                         ---------------  ---------------  ---------------  ---------------  ---------------
    Total ultimate consumers                    414,392          408,782          402,987          397,968          393,712
  Sales for resale - REMC                             1                1                1                1                1
                                         ---------------  ---------------  ---------------  ---------------  ---------------
      Total electric customers                  414,393          408,783          402,988          397,969          393,713
                                         ===============  ===============  ===============  ===============  ===============












Item 2.   PROPERTIES
          ----------

IPL

   IPL's executive offices are in the IPALCO Corporate Center located at One Monument Circle, Indianapolis, Indiana. This facility contains approximately 201,300 square feet of space and contains certain administrative operations of IPALCO's subsidiaries.

   IPL also owns two distribution service centers located at 1230 West Morris Street and 3600 North Arlington Avenue, both in Indianapolis, Indiana. IPL's customer service center is located at 2102 North Illinois Street in Indianapolis.

   IPL owns and operates five primarily coal-fired generating plants, three of which are used for only electric generation and two of which are used for a combination of electric and steam generation. In relation to electric generation, there exists a total gross nameplate rating of 3,035 MW, a winter capability of 3,046 MW and a summer capability of 2,968 MW. In relation to steam generation, there exists a gross capacity of 2,290 Mlbs. (thousands of pounds) per hour.

   Total Electric Stations:

      H. T.  Pritchard plant (Pritchard), 25 miles southwest of
      Indianapolis (seven units in service - one in 1949, 1950, 1951, 1956 and 1967 and two in 1953) with 367 MW nameplate rating and net winter and summer capabilities of 344 MW and 341 MW, respectively.

      E. W. Stout plant (Stout) located in the southwest part of Marion County (eleven units in service - one each in 1941, 1947, 1958, 1961, 1967, 1994 and 1995 and four in 1973) with 921 MW nameplate rating and net winter and summer capabilities of 1,000 MW and 924 MW, respectively.

      Petersburg plant (Petersburg), located in Pike County, Indiana (seven units in service - four in 1967 and one each in 1969, 1977 and 1986) with 1,716 MW nameplate rating and net winter and summer capabilities of 1,672 MW and 1,672 MW, respectively.

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

   Net electrical generation during 1996, at the Petersburg, Stout and Pritchard stations accounted for about 74.6%, 20.4% and 5.0%, respectively, of IPL's total net generation. All steam generation by IPL for the steam system was produced by the Perry K and Perry W stations.
In addition, IPL purchases steam from an independent resource recovery system located within the city of Indianapolis.

   Included in the above totals are three gas turbine units at the Stout station added in 1973, one gas turbine added in 1994 and one gas turbine added in 1995 with a combined nameplate rating of 214 MW, one diesel unit each at Pritchard and Stout stations and three diesel units at Petersburg station, all added in 1967. Each diesel unit has a nameplate rating of 3 MW.

   IPL's transmission system includes 457 circuit miles of 345,000 volt lines, 359 circuit miles of 138,000 volt lines and 269 miles of 34,500 volt lines. Distribution facilities include 4,693 pole miles and 19,826 wire miles of overhead lines. Underground distribution and service facilities include 477 miles of conduit and 5,276 wire miles of conductor. Underground street lighting facilities include 109 miles of conduit and 682 wire miles of conductor. Also included in the system are 74 bulk power substations and 76 distribution substations.

   Steam distribution properties include 23 miles of mains with 253 services. Other properties include coal and other minerals, underlying 798 acres in Sullivan County and coal underlying about 6,215 acres in Pike and Gibson Counties, Indiana. Additional land, approximately 4,722 acres in Morgan County, Indiana and approximately 884 acres in Switzerland County, Indiana has been purchased for future plant sites.

   All of the facilities owned by IPL are well-maintained, in good condition and meet the present needs of IPL.

   The Mortgage and Deed of Trust of IPL, together with the Supplemental Indentures thereto (the "Mortgage"), secure first mortgage bonds issued by IPL. Pursuant to the terms of the Mortgage, substantially all property owned by IPL is subject to a direct first mortgage lien.

OTHER SUBSIDIARIES

   Energy Resources owns and operates a district cooling facility located near downtown Indianapolis, which is designed to distribute chilled water to subscribers located downtown for their air conditioning needs. The plant is equipped with five 5,000 ton chillers powered by steam purchased from IPL and one 2,250 ton chiller powered by electricity purchased from IPL.

   Cleveland Thermal owns and operates two steam plants in Cleveland, Ohio, with a total of nine boilers having a gross capacity of 1,050 Mlbs. per hour. The distribution system includes 17 miles of mains with 230 services.

   Cleveland Cooling owns and operates a district cooling facility located near downtown Cleveland, which is designed to distribute chilled water to subscribers located downtown for their air conditioning needs. The plant is equipped with two 5,000 ton chillers powered by electricity.

   ICE owns and operates a chilled water facility in Indianapolis, which is contracted to service the chilled water requirements of Eli Lilly and Company's Lilly Technology Center. The plant is equipped with three 5,000 ton chillers powered by electricity purchased from IPL.

   Mid-America, through its operating division Vital Resource Management
(VRM), began providing energy services to commercial, industrial and institutional customers during 1995. This energy services effort has two major activities: (1) energy accounts, focusing on the energy needs of commercial and governmental buildings and (2) major projects, concentrating on the development of large heating and/or cooling projects in commercial, industrial or institutional settings.

   Substantially all the Mid-America property is subject to the lien of existing debt and/or credit agreements of Mid-America, Energy Resources and ICE.

Item 3.   LEGAL PROCEEDINGS
          -----------------

          None to be reported


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

          None

EXECUTIVE OFFICERS OF THE REGISTRANT AT FEBRUARY 25, 1997.

    Name, age (at December 31, 1996), and positions and offices held for the past five years:

                                                  From               To
                                                  ----               --
   John R. Hodowal (51)
     Chairman of the Board and
       President of IPALCO                      May, 1989
     Chairman of the Board of IPL               February, 1990
     Chief Executive Officer of IPL             May, 1989

   Ramon L. Humke (64)
     Vice Chairman of IPALCO                    May, 1991
     President and Chief Operating
       Officer of IPL                           February, 1990

   John R. Brehm (43)
     Vice President and Treasurer
       of IPALCO                                May, 1989
     Senior Vice President -
       Finance and Information
       Services of IPL                          May, 1991

   N. Stuart Grauel (52)
     Vice President - Public Affairs
       of IPALCO                                May, 1991

   Joseph A. Gustin (49)
     President of Mid-America                   December, 1994
     President of ICE                           April, 1993
     President of Energy Resources              May, 1991
     Vice President of SHAPE                    May, 1993        January, 1995
     Vice President of Mid-America              May, 1991        December, 1994

   Robert W. Rawlings (55)
     Senior Vice President -
       Electric Production of IPL               May, 1991

   Bryan G. Tabler (53)
     Vice President -
       Secretary and General Counsel of IPALCO  January, 1995
     Senior Vice President -
       Secretary and General Counsel of IPL     January, 1995
     Partner, Barnes & Thornburg                January, 1979    October, 1994

   Gerald D. Waltz (57)
     Senior Vice President -
       Electric Delivery of IPL                 May, 1996
     Senior Vice President -
       Business Development of IPL              May, 1991        May, 1996

  Paul S. Mannweiler (47)
     Senior Vice President -
       External Affairs of IPL                  January, 1997

   Max Califar (43)
     Vice President - Human
       Resources of IPL                         December, 1992
     Assistant Treasurer of IPALCO              May, 1989        December, 1992
     Treasurer of IPL                           May, 1989        December, 1992

   Steven L. Meyer (38)
     Assistant Treasurer of IPALCO              May, 1993
     Treasurer of IPL                           December, 1992

   Stephen J. Plunkett (48)
     Controller of IPALCO
       and IPL                                  May, 1991

                               PART II

Item  5.        MARKET  FOR REGISTRANT'S COMMON STOCK  AND  RELATED
                ---------------------------------------------------
                SECURITY HOLDER MATTERS
                -----------------------

   At December 31, 1996, IPALCO had 23,858 holders of common stock of record (including shareholders whose shares are held in IPALCO PowerInvest, the Dividend Reinvestment and Direct Stock Purchase Plan of IPALCO Enterprises, Inc.) IPALCO's common stock is principally traded on the New York Stock Exchange and the Chicago Stock Exchange. The high and low sale prices for IPALCO's common stock during 1996 and 1995 as reported on the Composite Tape in The Wall Street Journal were as follows:

                           1996                    1995
                      High       Low          High       Low
                   Sale Price Sale Price   Sale Price Sale Price
                   ---------------------   ---------------------
  First Quarter     $27 3/8    $25          $22 1/2    $19 7/8
  Second Quarter     26 3/4     24 5/8       22         20 5/8
  Third Quarter      27 5/8     25 1/8       24 1/8     21
  Fourth  Quarter    28 1/4     26 1/8       25 3/4     23 5/8

    The high and low sale prices for IPALCO's common stock as reported on the Composite Tape in The Wall Street Journal for the period January 1, 1997, through February 21, 1997, were: High - $28 3/8, Low - $26 1/2.

    Quarterly dividends paid on the common stock during 1996 and
1995 were as follows:
                                    1996       1995
                                    -----      -----
           First Quarter            $.36       $.353
           Second Quarter            .37        .36
           Third Quarter             .37        .36
           Fourth Quarter            .37        .36

    At its meeting on February 25, 1997, IPALCO's Board of Directors declared a regular quarterly dividend on common stock of $.25 per share ($1.00 annually), payable April 15, 1997, to shareholders of record
March 21, 1997. This is a reduction from the previous year's quarterly dividend which was $.37 per share ($1.48 annually). Future dividend action will be guided by, among other factors, a policy of paying out
45 to 50 percent of the prior year's earnings. The declaration and payment of future dividends will be dependent on IPALCO's earnings and financial condition, economic and market conditions and other factors deemed relevant by IPALCO's Board of Directors.

Dividend Restrictions
---------------------

   The following restrictions pertain to IPL but, to the extent that the dividends of IPALCO depend upon IPL earnings, may have an effect on IPALCO. So long as any of the several series of bonds of IPL issued under the Mortgage and Deed of Trust, dated as of May 1, 1940, as supplemented and modified, executed by IPL to American National
Bank and Trust Company of Chicago, as Trustee, remain outstanding, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in Section 47 of such Mortgage, after December 31, 1939. The amount which these Mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 1996, exceeded retained earnings at that date. Such restrictions do not apply to the declaration or payment of dividends upon any shares of capital stock of any class to an amount in the aggregate not in excess of $1,107,155, or to the application to the purchase or redemption of any shares of capital stock of any class of amounts not to exceed in the aggregate the net proceeds received by IPL from the sale of any shares of its capital stock of any class subsequent to December 31, 1939. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment. The management of IPL believes these restrictions will not materially restrict anticipated dividends.










Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
        ------------------------------------

(In Thousands Except Per Share Amounts)      1996             1995             1994             1993             1992
---------------------------------------------------------------------------------------------------------------------------
Total utility operating revenues       $       762,503  $       709,206  $       686,076  $       664,303  $       633,203
Utility operating income                       163,219          147,588          143,310          142,368          134,240
Allowance for funds used during
  construction                                   9,321           11,370            9,381            5,527            5,081
Net income  (1)                                114,275           98,778           92,994           75,422           88,342
Utility plant - net                          1,787,969        1,792,007        1,711,772        1,608,871        1,532,964
Total assets                                 2,183,069        2,231,197        2,099,361        1,966,023        1,894,427
Utility construction expenditures               78,543          166,874          178,295          145,765          112,037
Nonutility construction expenditures             4,187           34,745            9,402            8,788           29,842
Common shareholders' equity                    857,726          822,803          801,945          787,211          787,739
Cumulative preferred stock                      51,898           51,898           51,898           51,898           51,898
Long-term debt (less current
  maturities and sinking
  fund requirements)                           662,591          698,600          665,971          541,760          550,141
Earnings per share of common stock
  (based on weighted average number
  of shares outstanding) (1,2)                    2.01             1.74             1.64             1.33             1.57
Dividends declared per share of
  common stock (2)                                1.48             1.44             1.41             1.36             1.31



See consolidated financial statements.

(1) During 1993, IPALCO incurred a one-time charge against earnings of $21.1 million, net of applicable income taxes, for costs pertaining to IPALCO's efforts to acquire PSI Resources, Inc.
(2) Per share amounts for 1992 through 1995 have been adjusted to reflect the 3-for-2 common stock split issued in March 1996.























Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

   IPALCO Enterprises, Inc. (IPALCO) is a holding company incorporated under the laws of the state of Indiana. Indianapolis Power & Light Company (IPL) and Mid-America Capital Resources, Inc. (Mid-America) are subsidiaries of IPALCO. Mid-America is the holding company for the unregulated activities of IPALCO. IPL represents the regulated subsidiary.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

   In connection with the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995 (the Reform Act), IPALCO Enterprises, Inc. and subsidiaries (collectively, Enterprises) is hereby filing cautionary statements identifying important factors that could cause Enterprise's actual results to differ materially from those projected in forward-looking statements of Enterprises. Management's Discussion and Analysis contains forward-looking statements, and many of these statements are contained in this Item 7 under the IPALCO section entitled "Recapitalization and Dividend Change,"and the IPL section entitled "Future Performance." The Reform Act defines forward-looking statements as statements that express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, future revenues, income, earnings per share or capital structure. Such statements of future events or performance involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause Enterprises' actual results to differ materially from those contained in forward-looking statements made by or on behalf of Enterprises.

   Some important factors that could cause Enterprises' actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuations in customer growth and demand, weather, fuel costs and availability, regulatory action, Federal and State legislation, interest rates, labor strikes, maintenance and capital expenditures and local economic conditions. In addition, IPL's ability to have available an appropriate amount of production capacity in a timely manner can significantly impact IPL's financial performance. The timing of deregulation and competition, product development and introductions and technology changes are also important potential factors. Most of these factors impact Enterprises through its wholly owned subsidiary, IPL.

   All such factors are difficult to predict, contain uncertainties which may materially affect actual results, and are beyond the control of Enterprises.

LIQUIDITY AND CAPITAL RESOURCES

IPALCO

                 Recapitalization and Dividend Change
                 ------------------------------------

   On February 25, 1997, the Board of Directors of IPALCO approved a new financial strategy designed to maximize shareholder value and position it for an increasingly competitive business environment.

The plan includes:

     A recapitalization of IPALCO to employ a higher degree of leverage in the capital structure while the electric utility industry is in a transition period between regulation and competition. The leveraged recapitalization will be accomplished through a self-tender offer (Offer) to purchase up to 12 million shares, or 21 percent of IPALCO's outstanding common stock. The Offer, which is scheduled to commence February 28, 1997 will be effected through a "Dutch auction" at a price of not less than $29.00 nor more than $34.00 per share. The transaction of up to $410 million will be financed with a five-year bank debt facility. The recapitalization is being effected by the parent company, IPALCO Enterprises, Inc. and will not affect the capitalization of its wholly owned subsidiary, IPL.

     A reduction in the quarterly dividend to $.25 per share ($1.00 annually) from the previous $.37 per share ($1.48 annually). The dividend is payable April 15, 1997 to shareholders of record on March 21, 1997 regardless of whether or when such shares are tendered. Future dividend action will be guided by, among other factors, a policy of paying out 45 to 50 percent of the prior year's earnings.

     A target consolidated maximum debt-to-capital ratio of 45 percent which IPALCO believes can be achieved within the next five years.

   Purchasing common stock at a premium to its recent market value enables IPALCO to increase and accelerate the cash received by shareholders. In fact, the payment of cash amounts through a $410 million repurchase offer equals nearly five years of dividends based on the previous dividend rate. Reducing the common stock dividend rate improves IPALCO's financial flexibility going forward. A dividend payout ratio of 45 to 50 percent of prior year earnings is more consistent with companies operating today in a competitive environment compared to the traditional utility payout ratio of 70 percent or more. The declaration and payment of future dividends will be dependent on IPALCO's earnings and financial condition, economic and market conditions and other factors deemed relevant by IPALCO's Board of Directors.

   IPALCO expects to incur up to $410 million of debt in connection with the Offer. A reduction in common shareholders' equity will result from purchasing the common stock according to the Offer and when combined with the newly incurred debt, will increase IPALCO's debt-to-capital ratio from
42.6 percent at December 31, 1996 to a pro forma level of 68.4 percent. IPALCO believes that in a competitive environment a target debt-to-total capital ratio of 45 percent is appropriate. IPALCO believes its earnings and cash flow will be sufficient to allow it to retain earnings and reduce debt so that such a target ratio can be achieved within five years. There can be no assurances, however, that such a target ratio can be achieved or that economic or industry factors will not make achieving such a ratio impractical or undesirable.

   IPALCO believes its financial strategy will enable it to raise sufficient funds, when necessary, to replace existing assets and undertake investments in new growth while maintaining a prudent balance between debt and equity in the capital structure. IPALCO believes its actions preserve the financial flexibility necessary to accommodate unexpected future cash needs. The increased use of debt is a tangible expression of management's confidence in IPALCO.


IPL
---

              Nature of Operations and Regulatory Matters
              -------------------------------------------

Regulation
----------

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

Electric Rate Settlement Agreement
----------------------------------

   On August 24, 1995, the Indiana Utility Regulatory Commission
(IURC) issued an order approving, without amendment, a Stipulation and Settlement Agreement (Settlement Agreement) resolving all issues in IPL's then pending electric general rate proceeding. The Settlement Agreement authorized IPL to increase its basic rates and charges for electric service in two steps, to begin the amortization of certain regulatory assets and approved IPL's plan to expense and to fund its annual postretirement benefits. These issues are discussed further in Notes 1, 4, 9 and 11 in the Notes to Consolidated Financial Statements.

Authorized Annual Operating Income
----------------------------------

   During quarterly fuel adjustment clause proceedings, the annual operating income of IPL's electric and steam businesses is subject to review. Customer refunds could result if actual annual operating income exceeds levels authorized by the IURC. See Note 1 in the Notes to Consolidated Financial Statements. IPL does not anticipate any customer refunds to result from such reviews during 1997.

                    Competition and Industry Changes
                    --------------------------------

   As of year end 1996, various forms of proposed industry restructuring legislation and/or rulemakings have been introduced at the federal level and by some states. Generally, the intent of these initiatives is to encourage an increase in competition within the regulated electric utility industry. While federal rulemaking to date has addressed only the electric wholesale market, various state legislatures are considering or have enacted new laws impacting the retail energy markets within their respective states. A discussion of the legislative and regulatory initiatives most likely to impact IPL follows:

Wholesale Energy Market
-----------------------

   Federal Energy Regulatory Commission (FERC) Orders 888 and 889:
In April of 1996, the FERC issued orders concerning open access transmission service for wholesale sales. These orders require all utilities under FERC jurisdiction to: 1. file open, nondiscriminatory transmission access tariffs with the FERC; 2. offer transmission to eligible customers comparable to service they provide themselves; and 3. take service under the tariffs for their own wholesale sales and purchases of electricity. The FERC orders also provide for the recovery of utility stranded costs. Stranded cost is the difference between revenues received by utilities under traditional ratemaking and market-based prices.

   IPL requested and was initially denied a waiver from compliance with orders 888 and 889. On October 11, 1996, IPL was granted a stay by the FERC pending disposition of its request for rehearing. IPL requested a waiver because, among other reasons, the estimated costs of compliance are expected to exceed revenue derived from its transmission service for others.

Retail Energy Market
--------------------

   The legislatures of a few states have enacted and many other states are considering new laws that would allow various forms of competition, at the retail level, for the kilowatt-hour (KWH) requirements of electric energy consumers within their respective states. While each state proposal is different, most provide for some recovery of a utility's stranded costs and require an extended transition period before the intended full competition is fully effective. Additionally, a few states have implemented pilot "limited direct access" programs that experiment with allowing some form of customer choice of electric suppliers.

   In Indiana, competition among electric energy providers for sales has primarily focused on the wholesale power markets or the sale of bulk power to other public and municipal utilities. Such wholesale sales have historically been and will continue to be made at market rates. Existing Indiana law provides for public utilities to have an exclusive retail service area.

   In 1995, the Indiana General Assembly, anticipating increasing competitive forces in the regulated public utility industry, enacted into law legislation codified at I.C. 8-1-2.5 and commonly referred to as "Senate Bill 637." This new law enables the IURC to consider and approve, on an individual utility basis, utility company initiated proposals providing nontraditional forms of determining customer tariffs.

   During January 1997, a new bill to revise the complete Indiana code for electric utilities was introduced into the Indiana legislature. As proposed, this very complex bill requires, among other things, the mandatory reorganization of all Indiana electric utilities, a transition period ending in 2004, revenue reductions during the transition period for utilities with production costs exceeding the Indiana state average for 1995 and exit fees for customers electing to purchase energy from new suppliers. On
February 20, 1997, the Indiana Senate sponsor announced his intention to amend the bill to form a legislative committee to study this issue, rather than immediately enact retail wheeling.

   IPALCO, as explained later, is opposed to the proposed legislation, as well as to any such legislation on a state-by-state basis. IPALCO believes that "Senate Bill 637" already provides the forum for Indiana public utilities to properly address the issues created from competition and deregulation until comprehensive federal legislation is enacted.

IPALCO's Position on Industry Deregulation
------------------------------------------

   In general the foregoing FERC wholesale and state-by-state retail initiatives are inconsistent with IPALCO beliefs. IPALCO favors federal legislation to deregulate the industry for all companies and all customers across the country at the same time. IPALCO believes that customers, particularly residential and small businesses, are best served by the creation of large diverse markets. Such markets enable the development of residential aggregators who can deliver the same benefits of volume purchasing to residential customers as are enjoyed by large industrial customers. IPALCO advocates a single, nondistance based transmission access price over wide geographic areas to maximize competition; turning over transmission system operation to an independent system operator to avoid gamesmanship by incumbents who own both transmission and generation assets; rejecting the piecemeal opening of markets in favor of national access to all markets and rejecting recovery of "stranded costs" due to competition because such recovery would subsidize certain high-cost generators to the detriment of competition.

   There can be no assurance as to the outcome of the debate on electric utility industry restructuring. IPALCO intends to remain competitive in the face of increasing competition through maintaining its low cost structure, and continuing to serve existing customers well, while accessing new markets as they open. In 1995, IPL formed four Strategic Business Units: Electric Production, Electric Delivery, Marketing and Steam, to better evaluate and control costs and to prepare for the transition to a more competitive environment.

      Liquidity, Financing Requirements and Capital Market Access
      -----------------------------------------------------------

   Liquidity is the ability of an entity to meet its short-term and long-term cash needs. IPL's liquidity is a function of its ability to generate internal funds, its construction program, its mortgage covenants and loan agreements and its access to external capital markets.

   Sustaining investment grade debt ratings is also a key element for having adequate liquidity and financial flexibility. As of December 31, 1996, IPL's senior secured debt was rated AA- by Standard & Poor's, Aa2 by Moody's Investor Services and AA by Duff
& Phelps, and IPL's commercial paper was rated A-1+ by Standard & Poor's and P-1 by Moody's Investor Services. IPL expects to be able to maintain investment grade debt ratings into the foreseeable future.

   IPL will retire $11.3 million of maturing long-term debt during 1997. In addition, other existing higher rate debt may be refinanced depending upon market conditions. See following section for discussion of construction program.

   During the next five years, IPL is forecasted to meet its cash requirements without additional permanent financing. Cash flows from operations and temporary short-term borrowings are forecasted to provide the funds required for IPL's construction program and the retirement of maturing long-term debt.

                           Future Performance
                           ------------------

   IPL expects operating revenue growth based on a full year of new tariffs implemented on July 1, 1996, a projected five-year 1.5% forecasted compound annual increase in retail KWH sales, increasing sales opportunities in the wholesale power market and expected annual increases in steam therm sales.

   The 1.5% annual KWH sales growth estimate compares to growth rates IPL actually achieved of 2.2% and 2.6% for the periods 1991 through 1996 and 1986 through 1996, respectively, weather adjusted. The Indianapolis economy grew at annual rates of 1.9% and 2.0% for those same periods and is expected to grow 2.0% from 1996 through 2001.

   Operating and maintenance expenses were $394.9 million in 1996. These expenses in 1997 will be influenced by inflation, ongoing cost controls and increased overhaul expenses of about $7 million. Purchased power costs are expected to decrease approximately $9 million in 1997 due to a new contract effective in May 1997

   Depreciation will increase in 1997 due to a full year's depreciation on new SO2 removal facilities (scrubbers) placed in service during 1996, as well as other plant additions. IPL's long-term interest expense should decrease due to the retirement of $50 million 9 5/8% First Mortgage Bonds in December 1996 and $11.3 million 5 5/8% First Mortgage Bonds in May 1997 partially offset by a $20 million variable rate note issued in November 1996.

   IPL's construction program for the three-year period 1997-1999, is estimated to cost $225.2 million including AFUDC. The estimated cost of the program by year (in millions) is $86.2 in 1997, $73.0 in 1998 and $66.0 in 1999. It includes $137.7 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting distribution. At December 31, 1996, IPL had completed installation of substantially all of its Environmental Compliance Plan facilities.

   IPL will amortize approximately $34.3 million of its nontax-regulatory assets at December 31, 1996, over the next three years.

                                Other
                                -----
Preferred Stock and Debt Issuance Restrictions and Dividend Restrictions
------------------------------------------------------------------------

   IPL is limited in its ability to issue certain securities by restrictions under its Mortgage and Deed of Trust (Mortgage) and its Amended Articles of Incorporation (Articles). The restriction under the Articles requires that the net income of IPL, as specified therein, shall be at least one and one-half times the total interest on the funded debt and the proforma dividend requirements on the outstanding preferred stock and on any preferred stock proposed to be issued, before any additional preferred stock can be issued. The Mortgage restriction requires that net earnings as calculated thereunder be two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. Based on IPL's net earnings for the twelve months ended December 31, 1996, the ratios under the Articles and the Mortgage are 3.90 and 10.15, respectively. IPL believes these requirements will not restrict any anticipated future financings. See Note 5 in the Notes to Consolidated Financial Statements. At December 31, 1996, and considering all existing restrictions, IPL had the capacity to issue approximately $1 billion of additional long-term debt.

MID-AMERICA
-----------

                          Nature of Operations
                          --------------------

   Mid-America, the holding company for the unregulated activities of IPALCO, has as subsidiaries Indianapolis Campus Energy, Inc.
(ICE), Store Heat and Produce Energy, Inc., which conducts business as SHAPE Energy Resources (SHAPE), and was 80%-owned as of December 31, 1996, and Mid-America Energy Resources, Inc. (Energy Resources). Energy Resources, in addition to its own operations, has as subsidiaries Cleveland Thermal Energy Corporation (Cleveland Thermal) and Cleveland District Cooling Corporation (Cleveland Cooling), which jointly do business as Cleveland Energy Resources. Energy Resources operates a fully subscribed district cooling system in downtown Indianapolis, Indiana. Cleveland Thermal operates a district heating system in downtown Cleveland, Ohio. Cleveland Cooling operates a district cooling system in downtown Cleveland, Ohio. ICE provides chilled water to the Lilly Technology Center located near downtown Indianapolis. SHAPE became a majority-owned subsidiary of Mid-America during 1993. During 1995, Mid-America established Vital Resource Management (VRM) as an operating division within the holding company.

   On December 14, 1994, Mid-America's Board of Directors approved a Long-Term Incentive Plan (the Incentive Plan) that covers key executives of Mid-America and certain officers of IPALCO effective January 1, 1995. See Note 12 in the Notes to Consolidated
Financial Statements.

                  Capital and Financing Requirements
                  ----------------------------------

   Total capital requirements of Mid-America and its subsidiaries, including funds needed for construction and the establishment of product inventories, are estimated to be $1.5 million, $5.4 million and $1.3 million during the next three years. Such expenditures are highly contingent upon the development of markets for the products and services offered by the Mid-America family of companies. The cash requirements of Mid-America subsidiaries are expected to be funded by Mid-America from existing liquid assets, future cash flows from operations and from project-specific debt financing.

IPALCO ENTERPRISES CONSOLIDATED
-------------------------------

   Additional information regarding IPALCO's historical cash flows from operations, investing and financing for the past three years, including the capital expenditures of IPL and Mid-America, are disclosed in the Statements of Consolidated Cash Flows and in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

   The following discussion pertains to the consolidated financial statements of IPALCO Enterprises.

   All per share information for 1995 presented herein has been restated to reflect the 3-for-2 common stock split in March 1996.

   Earnings per share during 1996 were $2.01, or $.27 above the $1.74 attained in 1995. Earnings per share during 1995 were $1.74, or $0.10 above the $1.64 attained in 1994. The following discussion highlights the factors contributing to these results.

Utility Operating Revenues
--------------------------

   Operating revenues in 1996 and 1995 increased from the prior year by $53.3 million and by $23.1 million, respectively. The increases in revenues resulted from the following:

                                                Increase (Decrease)
                                          -------------------------------
                                           1996 over 1995  1995 over 1994
                                          -------------------------------
                                               (Millions of Dollars)
     Electric:
       Increase in retail base rate revenues     $ 40.8       $ 12.2
       Additional retail KWH sales - net of fuel   11.7         14.1
       Fuel revenues                               (8.7)        (2.9)
       Wholesale revenues                           6.6         (0.9)
     Steam revenues                                 1.9         (0.5)
     Other revenues                                 1.0          1.1
                                                 ------       ------
       Total change in operating revenues        $ 53.3       $ 23.1
                                                 ======       ======

   The increase in electric retail base rate revenue is the result of new tariffs, effective July 1, 1996, and September 1, 1995, designed to produce additional annual base revenues of $25 million and $35 million, respectively. The additional KWH sales in both periods reflect customer growth and the impact of weather on KWH sales used for heating and cooling. Actual and percentage changes in electric customers and in heating and cooling degree days for these periods are as follows:

                                                 Increase (Decrease)
                                          -------------------------------
                                          1996 over 1995   1995 over 1994
                                          -------------------------------
       Electric Residential Customers     4,866   1.3%     4,816    1.3%
       Commercial & Industrial Customers    722   1.7%       964    2.3%

       Heating Degree Days                  315   5.7%       384    7.4%
       Cooling Degree Days                 (223) (18.4)%     157   14.9%

   The changes in fuel revenues in 1996 and 1995 from the prior year reflect changes in total fuel costs billed customers. The changes in wholesale revenues in 1996 and 1995 reflect increased wholesale marketing efforts and energy requirements of other utilities in those years. Increases in other revenues in both periods are primarily from increased customer collection charges effective in 1995.

Utility Operating Expenses
--------------------------

   Fuel costs decreased by $4.9 million and by $0.6 million from the prior year during 1996 and 1995, respectively. The decrease in fuel costs during 1996 was due to decreased unit costs of coal and oil of $9.7 million and decreased deferred fuel costs of $2.5 million, partially offset by increased fuel consumption of $7.3 million. The decrease in 1995 was due to decreased unit costs of coal and oil of $6.5 million and decreased deferred fuel costs of $1.2 million, partially offset by increased fuel consumption of $7.1 million.

   Other operating expenses in 1996 and 1995 increased from the prior year by $20.8 million and by $12.2 million, respectively.
The increases for both 1996 and 1995 are primarily due to increased administrative and general expenses of $13.5 million and $8.5 million, respectively, resulting from postretirement benefit expenses recognized since the 1995 electric rate order. Also contributing to the increased operating expenses in 1996 were increased electric plant operations of $4.0 million, increased amortization of Demand Side Management (DSM) program expenses of $1.2 million, increased uncollectible expenses of $1.3 million and increased electric distribution operating expense of $1.2 million, partially offset by $2.0 million of gain from the sale of emission allowances. Factors contributing to increased other operating expenses in 1995 were an increase in distribution expenses of $1.5 million, miscellaneous steam power and other production operating expenses of $1.7 million and an increase in customer accounts expense of $0.5 million.

   Purchased steam increased in 1996 and decreased in 1995 resulting from comparable changes in the volume of therms purchased from an independent resource recovery system located within the city of Indianapolis.

   Maintenance expenses increased by $4.8 million and decreased by $5.5 million from the prior year during 1996 and 1995, respectively. The increase in maintenance expenses in 1996 was mostly due to increased planned outage expenses of $4.6 million for Unit 3 at IPL's Petersburg generating plant. The decrease for 1995 reflected decreased unit overhaul expenses of $4.2 million and decreased distribution and transmission expenses of $1.3 million.

   Depreciation and amortization expense increased in 1996 and 1995 from the prior year by $1.8 million and by $14.0 million, respectively. These changes resulted primarily from increases in the depreciable utility plant balances, the amortization of property-related regulatory deferrals effective with the September 1, 1995, electric rate increase, adjustments to spare parts inventory in 1996 and to property held for future use in 1995. Depreciable utility plant reflects the addition of new SO2 removal facilities at IPL's Petersburg generating plant starting in June 1996. An adjustment of $4.5 million was made in 1996 to spare parts inventory resulting from the recognition of impairment in value of excess spare parts. The adjustment to property held for future use was $12.3 million in 1995 reflecting expired regulatory permits and specific design and engineering costs of a future generating station in Patriot, Indiana.

   Taxes other than income taxes increased $1.7 million and $0.8 million in 1996 and 1995, respectively. These increases were due primarily to an increase in property and gross income taxes.

   Income taxes - net, increased in 1996 and decreased in 1995 from the prior year by $13.7 million and $1.0 million, respectively. These changes reflect an increase in pretax operating income in both years with 1995 being offset by a $2.0 million adjustment to deferred taxes for removal costs.

Other Income And Deductions
---------------------------

   Allowance for equity funds used during construction was unchanged in 1996, while increasing in 1995 from the prior year by $1.3 million. These amounts reflect carrying charges on regulatory assets of $2.8 million and $1.4 million in 1996 and 1995, respectively, and the impact of new environmental facilities placed in service in June 1996.

   Other - net, which includes the pretax operating and investment income from operations other than IPL, decreased by $0.6 million and increased by $4.6 million from the prior year during 1996 and 1995, respectively. The increased income for 1995 was the result of an increase in customers and revenues for Energy Resources and due to the sale of investment securities at Mid-America.
Operations other than IPL, in total, experienced a net loss of $5.1 million during 1996. This compares to a net loss of $4.3 million and $7.6 million during 1995 and 1994, respectively.

Interest and Other Charges
--------------------------

   Interest on long-term debt decreased by $1.1 million in 1996 and slightly decreased in 1995 from the prior year. The decrease in interest for 1996 was due to the refinancing of two of the higher rate First Mortgage Bonds, 10 5/8% Series and 9 5/8% Series in 1995, with debt instruments carrying lower interest rates, partially offset by interest paid on the ICE construction loan.

   Other interest charges decreased by $1.1 million during 1996 from the prior year and increased by $3.6 million during 1995 from the prior year. The decrease during 1996 was primarily due to decreased short-term debt borrowings, whereas, the increase during 1995 was due to increased short-term debt borrowings.

   As compared to the prior year, the allowance for borrowed funds used during construction decreased in 1996 and increased in 1995 by $2.0 million and by $0.7 million, respectively. These changes reflect a comparable change in the construction base in those years and decreased carrying charges on regulatory assets in 1996 and 1995.


Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------------------------------------------------------



                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors of IPALCO Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the related statements of consolidated income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPALCO Enterprises, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





Deloitte & Touche LLP

Indianapolis, Indiana
January 24, 1997
(February 25, 1997 as to Note 14)












            IPALCO ENTERPRISES, INC. AND SUBSIDIARIES

                Statements of Consolidated Income
      For the Years Ended December 31, 1996, 1995 and 1994

                                                                      1996            1995            1994
                                                                 -------------   -------------   -------------
                                                                    (In Thousands Except Per Share Amounts)
UTILITY OPERATING REVENUES (Note 9):
  Electric                                                       $     724,764   $     673,388   $     649,767
  Steam                                                                 37,739          35,818          36,309
                                                                 -------------   -------------   -------------
    Total operating revenues                                           762,503         709,206         686,076
                                                                 -------------   -------------   -------------
UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                               164,339         169,206         169,756
    Other                                                              137,192         116,428         104,273
  Power purchased                                                       18,365          19,102          19,060
  Purchased steam                                                        7,240           6,680           7,653
  Maintenance                                                           67,768          63,013          68,562
  Depreciation and amortization                                        102,769         100,984          87,028
  Taxes other than income taxes                                         33,363          31,706          30,891
  Income taxes - net (Note 8)                                           68,248          54,499          55,543
                                                                 -------------   -------------   -------------
    Total operating expenses                                           599,284         561,618         542,766
                                                                 -------------   -------------   -------------
UTILITY OPERATING INCOME                                               163,219         147,588         143,310
                                                                 -------------   -------------   -------------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                    5,967           6,003           4,672
  Other - net                                                           (8,056)         (7,407)        (12,005)
  Income taxes - net (Note 8)                                            3,645           3,097           4,536
                                                                 -------------   -------------   -------------
    Total other income and (deductions) - net                            1,556           1,693          (2,797)
                                                                 -------------   -------------   -------------
INCOME BEFORE INTEREST AND OTHER CHARGES                               164,775         149,281         140,513
                                                                 -------------   -------------   -------------
INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                            45,110          46,170          46,248
  Other interest                                                         4,202           5,293           1,685
  Allowance for borrowed funds used during construction                 (3,354)         (5,367)         (4,709)
  Amortization of redemption premiums and expenses on
    debt - net                                                           1,360           1,225           1,113
  Preferred dividend requirements of subsidiary                          3,182           3,182           3,182
                                                                 -------------   -------------   -------------
    Total interest and other charges - net                              50,500          50,503          47,519
                                                                 -------------   -------------   -------------
NET INCOME                                                       $     114,275   $      98,778   $      92,994
                                                                 =============   =============   =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                              56,924          56,745          56,611
    (Note 5)                                                     =============   =============   =============

EARNINGS PER SHARE OF COMMON STOCK                               $        2.01   $        1.74   $        1.64
    (Note 5)                                                     =============   =============   =============


See notes to consolidated financial statements.

            IPALCO ENTERPRISES, INC. and SUBSIDIARIES

                   Consolidated Balance Sheets
                   December 31, 1996 and 1995
---------------------------------------------------------------------------------------------------------
ASSETS                                                                  1996                   1995
---------------------------------------------------------------------------------------------------------
                                                                              (In Thousands)
UTILITY PLANT:
  Utility plant in service (Note 2)                              $      2,763,305       $      2,517,790
  Less accumulated depreciation                                         1,048,492                984,910
                                                                 -----------------      -----------------
      Utility plant in service - net                                    1,714,813              1,532,880
  Construction work in progress                                            63,243                249,249
  Property held for future use                                              9,913                  9,878
                                                                 -----------------      -----------------
        Utility plant - net                                             1,787,969              1,792,007
                                                                 -----------------      -----------------

OTHER ASSETS:
  Nonutility property (Note 2)                                            121,443                117,215
  Less accumulated depreciation                                            13,153                  8,884
                                                                 -----------------      -----------------
      Nonutility property - net                                           108,290                108,331
  Other investments                                                         5,371                  6,256
                                                                 -----------------      -----------------
        Other assets - net                                                113,661                114,587
                                                                 -----------------      -----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                19,317                 11,554
  Accounts receivable (less allowance for doubtful
    accounts - 1996, $1,159,000 and 1995, $851,000)                        11,099                 59,073
  Fuel - at average cost                                                   30,625                 30,250
  Materials and supplies - at average cost                                 52,727                 57,605
  Prepayments and other current assets                                      9,931                  4,412
                                                                 -----------------      -----------------
        Total current assets                                              123,699                162,894
                                                                 -----------------      -----------------

DEFERRED DEBITS:
  Regulatory assets (Note 4)                                              137,974                142,711
  Miscellaneous                                                            19,766                 18,998
                                                                 -----------------      -----------------
        Total deferred debits                                             157,740                161,709
                                                                 -----------------      -----------------
      TOTAL                                                      $      2,183,069       $      2,231,197
                                                                 =================      =================



See notes to consolidated financial statements.


---------------------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES                                          1996                   1995
---------------------------------------------------------------------------------------------------------
                                                                                 (In Thousands)
CAPITALIZATION:
  Common shareholders' equity (Note 5):
    Common stock, no par, authorized - 145,000,000 shares,
      issued and outstanding - 57,034,912 shares in 1996,
      56,802,256 shares in 1995 (Note 5)                         $        389,966       $        385,032
    Premium on 4% cumulative preferred stock                                1,363                  1,363
                                                                 -----------------      -----------------
    Retained earnings                                                     466,397                436,408
      Total common shareholders' equity                                   857,726                822,803
  Cumulative preferred stock of subsidiary (Note 5)                        51,898                 51,898
  Long-term debt of subsidiaries (Notes 2 and 6)                          662,591                698,600
                                                                 -----------------      -----------------
        Total capitalization                                            1,572,215              1,573,301
                                                                 -----------------      -----------------

CURRENT LIABILITIES:
  Notes payable - banks and commercial paper (Note 7)                      46,000                 69,122
  Current maturities and sinking fund requirements (Note 6)                11,250                 17,500
  Accounts payable and accrued expenses                                    62,222                 81,984
  Dividends payable                                                        22,212                 21,567
  Taxes accrued                                                            23,159                 21,225
  Interest accrued                                                         13,354                 14,719
  Other current liabilities                                                14,519                 16,092
                                                                 -----------------      -----------------
        Total current liabilities                                         192,716                242,209
                                                                 -----------------      -----------------

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net (Note 8)                        303,473                292,417
  Unamortized investment tax credit                                        47,722                 50,636
  Accrued postretirement benefits (Note 11)                                23,635                 30,517
  Accrued pension benefits (Note 10)                                       37,283                 31,834
  Miscellaneous                                                             6,025                 10,283
                                                                 -----------------      -----------------
        Total deferred credits and other long-term liabilities            418,138                415,687
                                                                 -----------------      -----------------
COMMITMENTS AND CONTINGENCIES (Note 13)

        TOTAL                                                    $      2,183,069       $      2,231,197
                                                                 =================      =================




See notes to consolidated financial statements.

          IPALCO ENTERPRISES, INC. and SUBSIDIARIES

            Statements of Consolidated Cash Flows
     For the Years Ended December 31, 1996, 1995 and 1994
                                                                         1996            1995            1994
                                                                   --------------  --------------  --------------
                                                                                   (In Thousands)
CASH FLOWS FROM OPERATIONS:
  Net income before preferred dividend requirements
   of subsidiary                                                   $     117,457   $     101,960   $      96,176
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                        102,677         103,045          91,713
    Amortization of regulatory assets                                     17,680           6,748             -
    Deferred income taxes and investment tax credit adjustments            3,145          (4,517)          2,685
    Allowance for funds used during construction                          (9,321)        (11,370)         (9,381)
    Premiums on redemptions of debt                                       (3,128)         (2,506)         (1,363)
    Change in certain assets and liabilities:
      Accounts receivable                                                 47,974         (10,414)          1,107
      Fuel, materials and supplies                                         4,503           7,130          (2,205)
      Accounts payable                                                   (19,762)          6,727          20,296
      Taxes accrued                                                        1,934           2,656          (4,484)
      Accrued pension benefits                                             5,449           4,731           4,563
      Other - net                                                        (17,484)          4,684          20,612
                                                                   --------------  --------------  --------------
Net cash provided by operating activities                                251,124         208,874         219,719
                                                                   --------------  --------------  --------------
CASH FLOWS FROM INVESTING:
  Proceeds from maturities of marketable securities                        3,810           7,984             -
  Construction expenditures - utility                                    (78,543)       (166,874)       (178,295)
  Construction expenditures - nonutility                                  (4,187)        (34,745)         (9,402)
  Other                                                                  (16,607)        (19,416)         (7,657)
                                                                   --------------  --------------  --------------
Net cash used in investing activities                                    (95,527)       (213,051)       (195,354)
                                                                   --------------  --------------  --------------
CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                              36,000         130,100         202,350
  Retirement of long-term debt                                           (78,300)        (80,350)        (85,928)
  Short-term debt - net                                                  (23,122)         39,369         (60,247)
  Dividends paid                                                         (86,811)        (84,471)        (82,421)
  Issuance of common stock related to incentive compensation plans         4,524           1,549           1,768
  Other                                                                     (125)          1,386          (2,452)
                                                                   --------------  --------------  --------------
Net cash provided by (used in) financing activities                     (147,834)          7,583         (26,930)
                                                                   --------------  --------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       7,763           3,406          (2,565)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          11,554           8,148          10,713
                                                                   --------------  --------------  --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $      19,317   $      11,554   $       8,148
                                                                   ==============  ==============  ==============


-----------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                           $      47,857   $      47,310   $      41,429
                                                                   ==============  ==============  ==============
    Income taxes                                                   $      64,650   $      50,557   $      54,103
                                                                   ==============  ==============  ==============

See notes to consolidated financial statements.

                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES

               Statements of Consolidated Common Shareholders' Equity
                For the Years Ended December 31, 1996, 1995 and 1994
----------------------------------------------------------------------------------------------------------------------
                                                      Common Stock          Premium on 4%
                                                  --------------------       Cumulative       Retained
                                                  Shares        Amount     Preferred Stock    Earnings        Total
----------------------------------------------------------------------------------------------------------------------
                                                                           (In Thousands)
Balance at January 1, 1994                         56,539   $   379,460    $     1,363    $    406,388   $    787,211
  Net income                                                                                    92,994         92,994
  Cash dividends declared ($1.41 per share)                                                    (80,028)       (80,028)
  Exercise of stock options                            95         1,768                                         1,768
                                                   -------  ------------   ------------   -------------  -------------
Balance at December 31, 1994                       56,634       381,228          1,363         419,354        801,945
  Net income                                                                                    98,778         98,778
  Cash dividends declared ($1.44 per share)                                                    (81,724)       (81,724)
  Exercise of stock options                            81         1,549                                         1,549
  Restricted stock grants                              87         2,255                                         2,255
                                                   -------  ------------   ------------   -------------  -------------
Balance at December 31, 1995                       56,802       385,032          1,363         436,408        822,803
  Net income                                                                                   114,275        114,275
  Cash dividends declared ($1.48 per share)                                                    (84,286)       (84,286)
  Post-split fractional shares                         (1)          (36)                                          (36)
  Exercise of stock options                           227         4,560                                         4,560
  Restricted stock grants                               7           410                                           410
                                                   -------  ------------   ------------   -------------  -------------
Balance at December 31, 1996                       57,035   $   389,966    $     1,363    $    466,397   $    857,726
                                                   =======  ============   ============   =============  =============


See notes to consolidated financial statements.


Per share amounts and the number of shares have been adjusted for 1994 and 1995 to reflect the three-for-two no par value common stock split issued in March 1996.




               IPALCO ENTERPRISES, INC. and SUBSIDIARIES
               =========================================
              Notes to Consolidated Financial Statements
         For the Years Ended December 31, 1996, 1995 and 1994
--------------------------------------------------------------------------

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation: IPALCO Enterprises, Inc. (IPALCO) owns all of the outstanding common stock of its subsidiaries (collectively referred to as Enterprises). The consolidated financial statements include the accounts of IPALCO, its regulated utility subsidiary, Indianapolis Power & Light Company (IPL), and its unregulated subsidiary, Mid-America Capital Resources, Inc. (Mid-America). Mid-America conducts its businesses through various wholly-owned subsidiaries, including Mid-America Energy Resources, Inc. (Energy Resources), Indianapolis Campus Energy, Inc. (ICE) and Store Heat and Produce Energy, Inc. (SHAPE), an 80%- owned subsidiary. All significant intercompany items have been eliminated in consolidation.

    The operating components of all subsidiaries other than IPL which had revenue of $33.6 million, $23.0 million and $16.5 million for 1996, 1995 and 1994, respectively, are included under the captions OTHER INCOME AND (DEDUCTIONS), "Other-net" and "Income taxes-net" and INTEREST AND OTHER CHARGES, "Interest on long-term debt," "Other Interest" and "Amortization of redemption premiums and expenses on debt-net" in the Statements of Consolidated Income.

    Nature of Operations: IPL is engaged principally in providing electric and steam service to the Indianapolis metropolitan area. Mid-America operates energy-related businesses in Indianapolis, Indiana, and Cleveland, Ohio.

    Concentrations of Risk: Substantially all of Enterprises' business activity is with customers located within the Indianapolis area. In addition, approximately 65% of Enterprises' employees are covered by collective bargaining agreements.

    Regulation: The retail utility operations of IPL are subject to the jurisdiction of the Indiana Utility Regulatory Commission (IURC). IPL's wholesale power transactions are subject to the jurisdiction of the Federal Energy Regulatory Commission. These agencies regulate IPL's utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are based on generally accepted accounting principles, including the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," which gives recognition to the ratemaking and accounting practices of these agencies.

    Revenues: Utility operating revenues are recorded as billed to customers on a monthly cycle billing basis. Revenue is not accrued for energy delivered but unbilled at the end of the year. A fuel adjustment charge provision, which is established after public hearing, is applicable to substantially all the rate schedules of IPL, and permits the billing or crediting of estimated fuel costs above or below the levels included in such rate schedules. Actual fuel costs in excess of or under estimated fuel costs billed are deferred or accrued, respectively.

    Authorized Annual Operating Income: Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual operating income and cannot be offset by applicable cumulative net operating income deficiencies. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be one-fourth of the excess annual operating income grossed up for federal and state taxes.

    Effective July 1, 1996, IPL's authorized annual electric operating income, for purposes of quarterly operating income tests, is $163 million, as established in an IURC order dated August 24, 1995. This level will be maintained until changed by an IURC order. During 1996, IPL's rolling annual electric operating income was less than the authorized annual operating income at each of the quarterly measurement dates (January, April, July and October). At October 31, 1996, IPL's most recent quarterly measurement date, IPL had a cumulative net operating deficiency of $93 million, of which $63.5 million expires at varying amounts during the five-year period ending September 1, 2000. The operating deficiency is calculated by summing the 20 most recent quarterly measurement period annual results. As a consequence IPL could, for a period of time, earn above $163 million of electric net operating income without being required to make a customer refund.

    Through the date of IPL's next general electric rate order, IPL is required to file upward and downward adjustments in fuel cost credits and charges on a quarterly basis, based on changes in the cost of fuel, irrespective of its level of earnings.

    Pursuant to an order of the IURC, IPL's authorized annual steam net operating income is $6.2 million, plus any cumulative annual underearnings occurring during the five-year period subsequent to the implementation of the new rate tariffs.

    Allowance For Funds Used During Construction: In accordance with the prescribed uniform system of accounts, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 7.3%, 8.5% and 9.5% during 1996, 1995 and 1994, respectively.

    Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items which are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts plus removal costs, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.4% during 1996 and 3.5% during 1995 and 1994. Depreciation expense for 1996 includes an adjustment to spare parts inventory of $4.5 million resulting from recognition of the impairment in value of excess spare parts.
Depreciation expense for 1995 and 1994 includes adjustments to property held for future use of approximately $12.3 million and $3.9 million, respectively. The adjustments in 1995 and 1994 reflect incurred costs of expired regulatory permits and for designing and engineering a future generating station in Patriot, Indiana.

    Nonutility property is recorded at cost, and depreciation is calculated by the straight-line method over the estimated service lives of the related property. Nonutility depreciation expense was $4.5 million, $3.1 million and $2.3 million for 1996, 1995 and 1994, respectively.

    Sale of Accounts Receivable: In late December 1996, IPL entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of its accounts receivable, including accounts receivable for KWH delivered but not billed, up to an aggregate maximum at any one time of $50 million. Accounts receivable on the Consolidated Balance Sheets are net of the $50 million interest sold under the IPL agreement at December 31, 1996. The gross amount of receivables sold was $55.6 million, of which $5.6 million was replaced with a receivable from the purchasing party.

    The Financial Accounting Standards Board has issued Statement No. 125 relating to the accounting for transfers of financial assets. Enterprises anticipates adopting this standard on its effective date of January 1, 1997, and does not expect that it will have a material effect on its financial position or results of operations.

    Regulatory Assets: Regulatory assets represent deferred costs that have been, or that are expected to be, included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC. Specific regulatory assets are disclosed in Note 4. As of December 31, 1996, all nontax-related regulatory assets have been included as allowable costs in orders of the IURC authorizing IPL to increase customer tariffs except for approximately $10 million in costs for Demand Side Management (DSM) incurred subsequent to January 1995 (see Note 9). IPL is amortizing such regulatory assets to expense over periods authorized by these orders. Tax-related regulatory assets represent the net income tax liability for deferred costs and revenues to be considered in future regulatory proceedings.

    In accordance with regulatory treatment, IPL deferred as a regulatory asset certain post in-service date carrying charges and certain other costs related to its investment in Petersburg Unit 4. As authorized in the 1995 Electric Rate Settlement (see Note 9), IPL, effective September 1, 1995, is amortizing this deferral to expense over a life which generally approximates the useful life of the related facility.

    Also in accordance with regulatory treatment, IPL defers as regulatory assets nonsinking fund debt and preferred stock redemption premiums and expenses, and amortizes such costs over the life of the original debt or, in the case of preferred stock redemption premiums, over 20 years.

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

    Employee Benefit Plans: Substantially all employees of IPALCO and IPL and certain management employees of Mid-America are covered by a defined benefit pension plan, a defined contribution plan and a postretirement benefit plan.

    The defined benefit pension plan is noncontributory and is funded through two trusts. Additionally, a select group of management employees of IPALCO, IPL and Mid-America are covered under a funded supplemental retirement plan. Collectively, these two plans are referred to as Plans. Benefits are based on each individual employee's years of service and compensation. IPL's funding policy is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount which can be deducted for federal income tax purposes.

    The defined contribution plan is sponsored by IPL as the Employees' Thrift Plan of Indianapolis Power & Light Company (Thrift Plan).
Employees elect to make contributions to the Thrift Plan based on a percentage of their annual base compensation. IPL matches each employee's contributions in amounts up to, but not exceeding, 4% of the employee's annual base compensation.

    The postretirement benefit plan is sponsored by IPL and provides certain health-care and life insurance benefits to employees who retire from active service on or after attaining age 55 and have rendered at least 10 years of service. This plan is funded through a Voluntary Employee Beneficiary Association (VEBA) Trust. IPL's policy is to fund the annual actuarially determined postretirement benefit cost.

    Substantially all non-management employees of Mid-America and its subsidiaries are covered by a contributory 401(k) plan.

    Long-Lived Assets: Effective January 1, 1996, Enterprises adopted the provision of Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of this new standard did not have a material impact on Enterprises' financial position or results of operations. As competitive factors influence pricing in the utility industry, this opinion may change in the future. The general requirements of SFAS 121 apply to property, plant and equipment of Enterprises and require impairment to be considered whenever evidence suggests that it is no longer probable that future cash flows are at least equal to the carrying amount of the asset.

    Stock-Based Compensation: Effective January 1, 1996, Enterprises adopted the provisions of Financial Accounting Standards Board, Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." The accounting requirements of this pronouncement are applicable to all new employee awards granted after the adoption of SFAS 123. The new standard provides for the adoption, at the option of IPALCO, of a fair value method of accounting for stock options and similar equity instruments. IPALCO has elected to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of SFAS 123 has no effect on the net income, earnings per share or the cash flows of IPALCO.

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

2.  PLANT IN SERVICE AND OTHER PROPERTY

   Utility Plant in Service
   ------------------------

    The original cost of utility plant in service at December 31, segregated by functional classifications, follows:
                                                       1996           1995
--------------------------------------------------------------------------
                                                        (In Thousands)
Production                                          $1,684,705  $1,490,958
Transmission                                           235,218     231,410
Distribution                                           712,391     676,240
General                                                130,991     119,182
                                                    ----------  ----------
     Total utility plant in service                 $2,763,305  $2,517,790
                                                    ==========  ==========

    Substantially all of IPL's property is subject to the lien of the indentures securing IPL's First Mortgage Bonds.

   Nonutility Property
   -------------------

   The original cost of nonutility property at December 31 follows:

                                                       1996           1995
--------------------------------------------------------------------------
                                                        (In Thousands)
District Cooling                                      $100,294    $ 97,537
District Heating                                        16,984      15,884
General                                                  4,165       3,794
                                                      --------    --------
     Total nonutility property                        $121,443    $117,215
                                                      ========    ========

    Substantially all the District Cooling and Heating property is subject to the lien of existing debt and/or credit agreements.

3.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value amounts of financial instruments have been determined by Enterprises using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Enterprises could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts.

    Cash, Cash Equivalents, Marketable Securities and Notes Payable: The carrying amount approximates fair value due to the short maturity of these instruments.

     Long-Term Debt, Including Current Maturities and Sinking Fund
Requirements: Interest rates that are currently available to IPL and Mid-America for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The variable rate debt has been included at the face amount for both carrying amount and fair value. The fair value of the interest rate swap agreement has been estimated to be $1.2 million and $3.6 million, which represents the amount IPL would have to pay to enter into an equivalent agreement at December 31, 1996 and 1995, respectively, with a swap counter party. The fair value of the debt outstanding has been determined on the basis of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 1996 and 1995, the consolidated carrying amount of Enterprises' long-term debt, including current maturities and sinking fund requirements, and the approximate fair value are as follows:

                                      1996      1995
------------------------------------------------------
                                     (In Thousands)
          Carrying amount           $673,841  $716,100
          Approximate fair value    $680,532  $751,100

4.  REGULATORY ASSETS

    The amounts of regulatory assets at December 31, 1996 and 1995, are as follows:

                                                           1996      1995
----------------------------------------------------------------------------
                                                           (In Thousands)

Related to Deferred Taxes (Note 1)                     $  39,175   $  34,178
Postretirement Benefit Costs in Excess of Cash Payments
   and Amounts Capitalized (Note 11)                      23,584      30,016
Unamortized Reacquisition Premium on Debt (Note 1)        25,151      22,600
Unamortized Petersburg Unit 4 Carrying Charges
     and Certain Other Costs (Note 1)                     34,005      39,143
Demand Side Management Costs (Note 9)                     13,841      10,853
Other                                                      2,218       5,921
                                                       ---------   ---------
      Total Regulatory Assets                          $ 137,974   $ 142,711
                                                       =========   =========

5.  CAPITAL STOCK

    Stock Split: In February 1996, the IPALCO Board of Directors authorized a 3-for-2 stock split of IPALCO's common stock issued to shareholders in March 1996. All references to share amounts of common stock and per share information have been restated to reflect the stock split.

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

    IPALCO PowerInvest, IPALCO's Dividend Reinvestment and Direct Stock Purchase Plan, allows participants to purchase shares of common stock and to reinvest dividends. The plan provides that such shares may be purchased on the open market or directly from IPALCO at the option of IPALCO. IPALCO is authorized to issue 1,396,208 additional shares as of December 31, 1996, pursuant to this plan. All purchases in 1996 were made on the open market.

    Under the Thrift Plan, shares may be purchased either on the open market or, if available, as original issue shares directly from IPALCO. There are 1,573,093 additional shares available for issue under the Thrift Plan as of December 31, 1996. All purchases in 1996 were made on the open market.

   IPALCO is authorized to issue 123,731 additional shares of common stock pursuant to the Energy Resources 401(k) plan. All purchases in 1996 were made on the open market.

    IPALCO has a stock option plan (1990 Plan) for key employees under which options to acquire shares of common stock may be granted. One and one-half million shares of common stock were authorized for issuance under the 1990 Plan and 65,250 shares are available for future grants. The maximum period for exercising an option may not exceed 10 years and one day after grant or 10 years for incentive stock options. Upon the first anniversary date after the grant, and each anniversary date thereafter, these options are exercisable in proportion to the number of years expired in a three-year period.

    During 1991, the 1991 Directors' Stock Option Plan (1991 Plan) was established. This plan provides to the nonemployee Directors of IPALCO options to acquire shares of common stock. These options are exercisable for the period beginning on the six-month anniversary of, and ending on the 10-year anniversary of, the grant date. Under the 1991 Plan, 375,000 shares of common stock were authorized for issuance and 168,000 are available for future grants.

   A summary of options issued under both plans is as follows:

                              Weighted Average   Range of Option   Number of
                              Price per Share    Price per Share     Shares
----------------------------------------------------------------------------
Outstanding, January 1, 1994       $22.08    $16.8317 - $25.3725   1,305,750
     Granted                        21.29                21.2895      30,000
     Canceled                       16.83                16.8317     (15,000)
     Exercised                      17.14     16.8317 -  18.7481     (94,500)
                                                                   ---------
Outstanding, December 31, 1994      22.51     16.8317 -  25.3725   1,226,250
     Granted                        20.91                20.9146      45,000
     Reinstated                     16.83                16.8317      15,000
     Exercised                      17.19     16.8317 -  18.7481     (81,000)
                                                                   ---------
Outstanding, December 31, 1995      22.74     16.8317 -  25.3725   1,205,250
     Granted                        25.25                25.25        45,000
     Exercised                      17.02     16.8317 -  25.3308    (226,680)
                                                                   ---------
Outstanding, December 31, 1996      24.12     16.8317 -  25.3725   1,023,570
                                                                   =========

    The number of shares exercisable at December 31, 1996, 1995 and 1994 were: 1,023,570, 983,012 and 781,767, respectively and had a weighted average exercised price of $24.12, $22.15 and $20.91, respectively. The weighted average remaining contractual life of the options outstanding at December 31, 1996 and 1995 was 6.3 years and 6.7 years, respectively.

   As approved by the Board of Directors on October 25, 1994, and approved by the shareholders at the April 19, 1995, Annual Meeting, the 1990 Long-Term Performance Incentive Plan was amended and restated effective January 1, 1995, as the IPALCO Enterprises, Inc. Long-Term Performance and Restricted Stock Incentive Plan (1995 Plan). Pursuant to the 1995 Plan, 600,000 shares of common stock of IPALCO have been authorized and reserved for issuance, and initial awards of 87,304 shares of restricted common stock were made to participating employees on January 1, 1995. On January 1, 1997 and 1996, an additional 1,628 and 7,319 shares were issued under this plan. Under the 1995 Plan, shares of restricted common stock with value equal to a stated percentage of participants' base salary are initially awarded at the beginning of a three-year performance period, subject to adjustment to reflect the participants' actual base salary for the first year of each performance period (except for the first performance period for which the average of the three years is used). The shares remain restricted and nontransferable throughout each three-year performance period, vesting in one-third increments on July 1 of each of the three years following the end of the performance period. The first performance period is from January 1, 1995, to December 31, 1997, with subsequent three-year performance periods commencing annually on January 1 of each year from 1998 to 2004. At the end of a performance period, awards are subject to adjustment to reflect Enterprises' performance compared to peer companies under two performance criteria, cost-effective service and total return to shareholders. Depending on Enterprises' performance under these criteria, final awards may range from 200% of the initial awards to zero.

    APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock based plans have been applied by Enterprises. No compensation cost has been recognized for the 1990 and 1991 option plans because the stock option price is equal to the fair value of the underlying common stock at the date of grant. Compensation expense of $1.2 million and $1.1 million for 1996 and 1995, respectively, as measured by the market value of the common stock at the balance sheet date, has been recognized in accordance with the vesting period for the 1995 Plan.

    IPALCO estimated the SFAS 123 fair value by utilizing the binomial options pricing model with estimated values for risk-free rate of 6.75%, volatility rate of 15.02%, dividend rates of 6.88% and 5.86% and life ranges from May 1, 1995 to May 1, 2006. The pro forma compensation effects of this calculation were insignificant.

   Restrictions on the payment of cash dividends or other distributions of IPL common stock held by IPALCO and on the purchase or redemption of such shares by IPL are contained in the indentures securing IPL's First Mortgage Bonds. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL's preferred stock have been paid or declared and set apart for payment. All of IPL's retained earnings at December 31, 1996, were free of such restrictions. There are no other restrictions on the retained earnings of IPALCO.

   Cumulative Preferred Stock of Subsidiary: Preferred stock shareholders are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL Directors to constitute a majority. Preferred stock is redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at the call prices stated below.

   Preferred stock consists of the following:

                               December 31, 1996
                               -----------------
                                 Shares    Call             December 31,
                              Outstanding  Price            1996    1995
                              -----------  -------         ------- -------
                                                      (Thousands of Dollars)
Cumulative - IPL, $100 Par Value,
  authorized 2,000,000 shares

  4% Series                        100,000  $118.00        $10,000 $10,000
  4.20% Series                      39,000   103.00          3,900   3,900
  4.60% Series                      30,000   103.00          3,000   3,000
  4.80% Series                      50,000   101.00          5,000   5,000
  6% Series                        100,000   102.00         10,000  10,000
  8.20% Series                     199,985   101.00         19,998  19,998
                                   -------                 -------  -------
Total cumulative preferred stock   518,985                 $51,898  $51,898
                                   =======                 =======  =======

Variable class - IPL, Par Value undetermined, authorized 3,000,000 shares, none issued


6.  LONG-TERM DEBT

   Long-term debt consists of the following:
                                                        December 31,
                                                      ----------------
                                                       1996     1995
                                                     --------  --------
    Series            Due                          (Thousands of Dollars)
    ------           -----
  IPL First Mortgage Bonds:
     5  1/8%   April 1996 (redeemed April 1996)      $     -   $ 15,000
     5 5/8%    May 1997                                11,250    11,400
     6.05%     February 2004 (issued February 1994)    80,000    80,000
     8%        October 2006                            58,800    58,800
     7 3/8%    August 2007                             80,000    80,000
     6.10% *   January 2016                            41,850    41,850
     5.40% *   August 2017                             24,650    24,650
     9 5/8%    June 2019 (redeemed December 1996)          -     50,000
     7.45%     August 2019                             23,500    23,500
     5.50% *   October 2023                            30,000    30,000
     7.05%     February 2024 (issued February 1994)   100,000   100,000
     6 5/8% *  December 2024 (issued February 1995)    40,000    40,000
    Unamortized discount - net                         (1,009)   (1,050)
                                                     --------  --------
     Total first mortgage bonds                       489,041   554,150

  IPL Variable Series Notes *    Due
  ---------------------------   -----
     1991      August 2021                             40,000    40,000
     1994A     December 2024 (issued December 1994)    20,000    20,000
     1995B     January 2023 (issued October 1995)      40,000    40,000
     1995C     December 2029 (issued December 1995)    30,000    30,000
     1996      November 2029 (issued November 1996)    20,000       -
 Current maturities and sinking fund requirements     (11,250)  (15,150)
                                                     --------  --------
     Total long-term debt - IPL                       627,791   669,000

  Long-Term Debt - Other:
     Energy Resources-7.25% note, due December 2011     9,500     9,500
     Energy Resources-variable note,due September 2030
      (issued September 1995)                           9,300     9,300
     ICE-project loan (redeemed December 1996)             -     13,150
     ICE-7.59% note, due February 2016
      (issued December 1996)                           16,000        -
  Current maturities                                       -     (2,350)
                                                     --------  --------
     Total long-term debt - other                      34,800    29,600

     Total long-term debt                            $662,591  $698,600
                                                     ========  ========

* Notes are issued to the city of Petersburg, Indiana (City), by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the City.

   IPL redeemed the $33.2 million, 7.4% Series, the $19.75 million, 7 1/8% Series and the $25.2 million, 7.65% Series First Mortgage Bonds in March 1994; the $40.0 million, 10 5/8% Series in March 1995; and the $40.0 million, 9 5/8% Series in December 1995.

    The Series 1991 note provides for an interest rate which varies with the tax-exempt commercial paper rate. The 1994A, 1995B, 1995C and 1996 notes provide for an interest rate which varies with the tax-exempt weekly rate. IPL, at its option, can change the interest rate mode for these notes to be based on other short-term rates. Additionally, the IPL variable rate notes can be converted into long-term fixed interest rate instruments by the issuance of an IPL First Mortgage Bond. The notes are classified as long-term liabilities because IPL maintains long-term credit facilities supporting these agreements, which were unused at December 31, 1996. Energy Resources' 1995 variable long-term note due 2030 was issued to the Indiana Development Finance Authority and bears interest which varies with the tax-exempt weekly rate.

    The average interest rates and the year-end interest rates for the variable rate notes are as follows:

                   Average Interest Rate for   Interest Rate at
                  the Year Ended December 31,    December 31,
                          1996    1995           1996   1995
---------------------------------------------------------------

      Series 1991        3.53%   3.91%          3.47%  3.72%
      Series 1994A       3.53%   3.94%          4.10%  5.10%
      Series 1995B       5.21%   5.14%          5.21%  5.21%
      Series 1995C       3.52%   4.41%          4.10%  5.10%
      Series 1996        3.72%     --           4.05%    --
      Energy Resources
        variable note    3.64%   4.20%          4.35%  5.80%

   In conjunction with the issuance of the 1995B note, IPL entered into an interest rate swap agreement. Pursuant to the swap agreement, IPL will pay interest at a fixed rate of 5.21% to a swap counter party and will receive a variable rate of interest in return, which is identical to the variable rate payment made on the 1995B note. The result is to effectively establish a fixed rate of interest on the 1995B note of 5.21%.

    On October 7, 1994, ICE entered into an $18 million project loan which was converted to a $11.3 million fully amortizing 15-year secured term loan on July 1, 1996. On December 31, 1996, a 7.59% long-term note was used to redeem the project loan. The net proceeds from the project loan provided funds to construct a chilled water facility. The facility is used to provide chilled water for delivery to a customer under a long-term contract.

    There are no maturities or sinking fund requirements on long-term debt for the five years subsequent to December 31, 1996, other than as shown in the balance sheet for December 31, 1996.

7.  LINES OF CREDIT

    IPL has committed lines of credit with banks of $100 million at December 31, 1996, to provide loans for interim financing and also require the payment of commitment fees. These lines of credit, based on separate formal and informal agreements, have expiration dates ranging from January 31, 1997, to December 31, 1997. Lines of credit used to support commercial paper were $20 million at December 31, 1996. IPL has a Liquidity facility in the amount of $150 million to support certain floating rate tax-exempt facilities (see Note 6).

    IPL has an uncommitted line of credit with a bank in the amount of $25 million which does not require the payment of a commitment fee. At December 31, 1996, $11 million was unused.

    Mid-America has a line of credit of $30 million which requires the payment of a commitment fee. At December 31, 1996, $18 million was unused.

    IPALCO has a line of credit of $2 million, of which $2 million was unused at December 31, 1996. The line of credit requires the payment of a commitment fee and expires July 1, 1997.

    The weighted average interest rate on notes payable and commercial paper outstanding was 6.08% and 5.82% at December 31, 1996 and 1995, respectively.

8.  INCOME TAXES

   Federal and state income taxes charged to income are as follows:

                                                   1996     1995     1994
---------------------------------------------------------------------------
                                                 (In Thousands)
Utility Operating Expenses:
  Current income taxes:
       Federal                                     $56,676  $51,331  $45,919
       State                                         8,378    7,732    6,919
                                                   -------  -------  -------
      Total current taxes                           65,054   59,063   52,838
                                                   -------  -------  -------

    Deferred federal income taxes                    6,507   (1,748)   4,896
    Deferred state income taxes                       (398)     309    1,077
                                                   -------  -------  -------
      Total deferred  income taxes                   6,109   (1,439)   5,973

    Net amortization of investment credit           (2,915)  (3,125)  (3,268)
                                                   -------  -------  -------
  Total charge to utility operating expenses        68,248   54,499   55,543
    Net credit to other income and deductions       (3,645)  (3,097)  (4,536)
                                                   -------  -------  -------
  Total federal and state income tax provisions    $64,603  $51,402  $51,007
                                                   =======  =======  =======
    The provision for federal income taxes (including net investment tax credit adjustments) is less than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

                                           1996    1995    1994
---------------------------------------------------------------
Federal statutory tax rate                 35.0%   35.0%   35.0%
Effect of state income taxes               (1.5)   (1.8)   (1.9)
Amortization of investment tax credits     (1.6)   (2.0)   (2.2)
Removal cost adjustments                      -    (1.8)   (0.8)
Preferred dividends of subsidiary           0.6     0.7     0.8
Other - net                                (1.4)   (1.8)   (1.6)
                                           ----    ----    ----
  Effective tax rate                       31.1%   28.3%   29.3%
                                           ====    ====    ====

     The significant items comprising Enterprises' net deferred tax liability recognized in the consolidated balance sheets as of December 31, 1996 and 1995, are as follows:

                                                 1996        1995
------------------------------------------------------------------
                                                (In Thousands)
Deferred tax liabilities:
  Relating to utility property                  $376,121   $366,801
  Other                                           21,070     16,335
                                                --------   --------
      Total deferred tax liabilities             397,191    383,136
Deferred tax assets:                            --------   --------

  Relating to utility property                    28,298     24,934
  Investment tax credit                           29,156     30,936
  Employee benefit plans                          15,388     14,734
  Unbilled revenue                                10,517     11,157
  Other                                           10,359      8,958
                                                --------   --------
      Total deferred tax assets                   93,718     90,719
                                                --------   --------
Net deferred tax liability                      $303,473   $292,417
                                                ========   ========

9.  RATE MATTERS

    Electric Rate Settlement Agreement: On August 24, 1995, the IURC issued an order approving without amendment a Stipulation and Settlement Agreement (Settlement Agreement) resolving all issues in IPL's then pending electric general rate proceeding.

    As provided for by the Settlement Agreement, IPL increased its basic rates and charges for retail electric service in two steps. It is estimated that these rate increases will provide the following additional annual revenues:

   Step 1 - $35,000,000 on September 1, 1995

   Step 2 - $25,000,000 on July 1, 1996

    Effective with the implementation of new tariffs in Step 1, IPL was authorized to begin amortization of certain regulatory assets.
Additionally, IPL's existing depreciation rates were reapproved.

    Under terms of the Settlement Agreement, IPL will not seek another general increase in its basic rates and charges until after July 1, 1997, except in the event of an emergency. IPL also has agreed not to file a request to build any large, base-load generating capacity before January 1, 2000. This provision can be waived in extreme circumstances. In addition, the parties agreed to, and subsequently resolved, pending litigation involving IPL's Clean Air Act compliance plan.

    Steam Rate Order: By an order dated January 13, 1993, the IURC authorized IPL to increase its steam system rates and charges over a six-year period. Accordingly, IPL will implement new steam tariffs designed to produce estimated additional annual steam operating revenues as follows:

                               Additional
                                 Annual
               Year             Revenues
               ----           -----------
          January 13, 1997    $ 2,384,000
          January 13, 1998        370,000

    Demand Side Management Program: In compliance with an order dated September 8, 1993, IPL is deferring certain approved DSM costs and carrying charges. In the Settlement Agreement approved by the IURC on August 24, 1995, IPL was authorized to amortize $5.3 million of such costs deferred prior to February 1995, over a four-year period beginning September 1, 1995. On December 19, 1996, IPL filed a petition with the IURC requesting review, modification and/or termination of, and related regulatory treatment for, DSM programs approved in the order dated September 8, 1993.

10.  EMPLOYEE PENSION BENEFIT PLANS

   Pension expense is comprised of the following components:
                                                  1996      1995      1994
----------------------------------------------------------------------------
                                                     (In Thousands)

Service cost-benefits earned during the period   $ 6,482   $ 6,375   $ 7,832
Interest cost on projected benefit obligation     16,335    15,348    15,358
Actual (return) loss on plan assets              (23,307)  (29,529)   10,366
Net amortization and deferral                      5,758    13,499   (27,297)
                                                 -------   -------   -------
  Net periodic pension cost                        5,268     5,693     6,259
  Less amount capitalized                          1,061     1,199     1,365
                                                 -------   -------   -------
Amount charged to expense                        $ 4,207   $ 4,494   $ 4,894
                                                 =======   =======   =======

    A summary of the Plans' funding status at its October 31, 1996 plan year-end, evaluation date and the amount recognized in the consolidated balance sheets at December 31, 1996 and 1995, follows:

                                                         1996         1995
-----------------------------------------------------------------------------
                                                           (In Thousands)
Actuarial present value of benefit obligations:
    Vested benefit obligation                         $(173,654)    $(148,124)
    Nonvested benefit obligation                        (32,705)      (27,883)
                                                      ---------     ---------
Accumulated benefit obligation                        $(206,359)    $(176,007)
                                                      =========     =========
    Projected benefit obligation                      $(229,937)    $(223,137)
    Plan assets at fair value                           235,250       220,978
Funded status--plan assets less than projected        ---------     ---------
    benefit obligation                                    5,313        (2,159)
    Unrecognized net gain from past experience
      different from that assumed                       (36,126)      (30,174)
    Unrecognized past service costs                       8,132        14,495
    Unrecognized net asset at January 1, 1987, being
      amortized over an original life of 18.9 years     (12,583)      (13,996)
    Adjustment required to recognize minimum liability   (2,019)          -
                                                      ---------      --------
Net accrued pension benefits included in other
    long-term liabilities at December 31              $ (37,283)     $(31,834)
                                                      =========      ========

    Approximately 41% of the Plans' assets were in equity securities at October 31, 1996, with the remainder in fixed income securities.

   Assumptions used in determining the information presented were:

                                                 1996     1995     1994
------------------------------------------------------------------------
Discount rate                                    7.50%    7.50%    8.00%
Rate of increase in future compensation levels   5.10%    5.10%    6.10%
Expected long-term rate of return on assets      8.00%    8.00%    8.00%

11.  EMPLOYEE POSTRETIREMENT BENEFIT PLAN

     Postretirement benefit expense is comprised of the following components:
                                                                  1996       1995       1994
--------------------------------------------------------------------------------------------
                                                                       (In Thousands)
Service cost -- benefits earned during the period                $ 3,969   $ 3,941   $ 5,144
Interest cost on accumulated postretirement benefit obligation    10,494    10,838    11,097
Actual (return) loss on plan assets                                1,280      (319)     (435)
Net amortization and deferral                                      2,220     4,665     5,767
                                                                 -------   -------    ------
    Net periodic postretirement benefit cost                      17,963    19,125    21,573
  Less:
     Amount capitalized                                            3,511     3,891     4,464
     Regulatory asset deferral                                        -      6,978    12,289
                                                                 -------   -------   -------
Amount charged to expense                                        $14,452   $ 8,256   $ 4,820
                                                                 =======   =======   =======

    Also, during 1996 and 1995, IPL expensed postretirement regulatory asset amortization of $6.4 million and $2.1 million, respectively.

    A summary of the retiree health-care and life insurance plan's funding status, and the amount recognized in the consolidated balance sheets at December 31, 1996 and 1995, follows:

                                                                       1996         1995
-------------------------------------------------------------------------------------------
                                                                          (In Thousands)
Actuarial present value of accumulated postretirement
benefit obligation:
  Retirees                                                            $ (62,856)  $ (60,442)
  Fully  eligible  active  plan  participants                           (21,486)    (20,802)
  Other active plan participants                                        (62,702)    (62,134)
                                                                      ---------   ---------
  Total                                                                (147,044)   (143,378)
  Plan assets at fair value                                              49,852      30,269
                                                                      ---------   ---------
Funded status--accumulated postretirement benefit obligation in excess
  of plan assets                                                        (97,192)   (113,109)
Unrecognized net gain from past experience different from that assumed  (24,363)    (21,447)
Unrecognized net obligation at January 1, 1993, being amortized over
  an original life of 20 years                                           97,920     104,039
                                                                      ---------   ---------
Net accrued postretirement benefit cost included in deferred
  liabilities at December 31                                          $ (23,635)  $ (30,517)
                                                                      =========   =========

    Enterprises has expensed its nonconstruction related postretirement benefits costs associated with its unregulated and regulated steam businesses and, subsequent to August 1995, with its regulated electric business. IPL's electric business postretirement benefit costs incurred prior to September 1, 1995, net of amounts capitalized for construction and benefits paid to participants, were deferred as a regulatory asset on the consolidated balance sheets. The Settlement Agreement approved the amortization to operating expense of this regulatory asset over five years beginning September 1, 1995. The annual amortization is $6.4 million.
IPL funds its annual postretirement benefit costs in excess of actual benefits paid to participants to an irrevocable VEBA Trust. Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to covered persons consistent with acceptable actuarial methods. The VEBA Trust provides for full funding of Enterprises' accumulated postretirement benefit obligation in the event of certain change of control transactions. During 1996 and 1995, Enterprises contributed $20.9 million and $19.0 million, respectively, of these costs to the VEBA.

    Plan assets consist of the cash surrender value of life insurance policies on certain active and retired IPL employees.

    The assumed health-care cost trend rate used in measuring the accumulated postretirement benefit obligation is 8.8% for 1997, gradually declining to 4.5% in 2003. A 1% increase in the assumed health-care cost trend rate for each year would increase the accumulated postretirement benefit obligation, as of December 31, 1996, by approximately $21.0 million and the combined service cost and interest cost for 1996 by approximately $2.5 million.

   Assumptions used in determining the information above were:

                                                       1996    1995    1994
----------------------------------------------------------------------------
Discount rate                                          7.50%   7.25%   8.00%
Rate of increase in future compensation levels         5.10%   5.10%   6.10%
Expected long-term rate of return on assets            8.00%   8.00%   8.00%

12.  OTHER EMPLOYEE BENEFIT PLANS

    Enterprises' contributions to the Thrift Plan were $3.4 million, $3.2 million and $3.3 million in 1996, 1995 and 1994, respectively.

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

13.  COMMITMENTS AND CONTINGENCIES

    In 1997, Enterprises anticipates the cost of its subsidiaries' construction programs to be approximately $88 million.

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

14.  SUBSEQUENT EVENT

    On February 25, 1997, the Board of Directors authorized the repurchase of up to 12 million shares of IPALCO's common stock for approximately $410 million through a "Dutch auction" self-tender offer. The Board of Directors also: (a) Approved the borrowing of up to $410 million to finance the stock repurchase, and (b) declared a quarterly dividend in the amount of 25 cents per share of common stock compared to a dividend of 37 cents per share of common stock paid in the previous quarter.

15.  QUARTERLY RESULTS (UNAUDITED)

    Operating results for the years ended December 31, 1996 and 1995, by quarter, are as follows (in thousands except per share amounts):

                                                             1996
------------------------------------------------------------------------------------------

                                        March 31     June 30    September 30   December 31
                                        --------     -------    ------------   -----------
Utility operating revenues              $196,446     $177,621     $205,672      $182,764
Utility operating income                $ 44,844     $ 36,122     $ 51,163      $ 31,090
Net income                              $ 35,548     $ 24,459     $ 37,168      $ 17,100

Weighted average common shares            56,863       56,906       56,930        56,999
Earnings per share of common stock      $    .63     $    .43     $    .65      $    .30


                                                             1995
------------------------------------------------------------------------------------------

                                        March 31     June 30    September 30   December 31
                                        --------     -------    ------------   -----------
Utility operating revenues              $175,518     $159,652     $199,873      $174,163
Utility operating income                $ 38,278     $ 30,405     $ 50,802      $ 28,103
Net income                              $ 25,903     $ 17,884     $ 39,543      $ 15,448

Weighted average common shares            56,721       56,728       56,745        56,784
Earnings  per share of common stock     $    .46     $    .32     $    .70      $    .27


   The quarterly figures reflect seasonal and weather-related fluctuations which are normal to IPL's operations. Colder weather was experienced in the first and second quarters of 1996 as compared to the same periods in 1995. In addition, during the fourth quarter of 1995, IPL expensed approximately $12.3 million of property held for future use. See Note 9 regarding rate increases.

    Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

         None.

                               PART III
                               --------


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

          Information relating to the directors of the registrant, set forth in the Proxy Statement of IPALCO Enterprises, Inc. dated April 15, 1997 (the registrant's Proxy Statement), under "Proposal 1-Election of Five Directors" at pages 4-7 is incorporated herein by reference. Information relating to the registrant's executive officers is set forth at pages I-9 - I-10 of this Form 10-K under "Executive Officers of the Registrant at February 25, 1997."

          Information relating to Section 16(a) Beneficial Ownership Reporting Compliance, set forth in the registrant's Proxy Statement at page 8 is incorporated herein by reference.

Item 11.   EXECUTIVE COMPENSATION
           ----------------------

          Information relating to executive compensation, set forth in the registrant's Proxy Statement under "Compensation of Executive Officers" at pages 15-17, "Compensation of Directors" at page 9, "Compensation Committee Interlocks and Insider Participation" at page 9, "Pensions Plans" at pages 19-20, and "Employment Contracts and Termination of Employment and Change in Control Arrangements" at pages 20-21, is incorporated herein by reference.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

          Information relating to ownership of the registrant's common stock by persons known by the registrant to be the beneficial owners of more than 5% of the outstanding shares of common stock and by management, set forth in the registrant's Proxy Statement under "Voting Securities and Beneficial Owners" at pages 2-3 is incorporated herein by reference.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

          Information relating to certain relationships and related transactions, set forth in the registrant's Proxy Statement under "Certain Business Relationships" at pages 9-10, is incorporated herein by reference.


                               PART IV
                               -------
Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K
           --------------------------------------------------------------

          (a) The Consolidated Financial Statements under this Item 14 (a) 1 filed in this Form 10-K are those of IPALCO Enterprises, Inc. and subsidiaries.

              1. Consolidated Financial Statements
                 ---------------------------------

                  Included in Part II of this report:

                     Independent Auditors' Report

                      Statements of Consolidated Income for the Years Ended
                       December 31, 1996, 1995 and 1994

                      Consolidated Balance Sheets, December 31, 1996 and 1995

                     Statements of Consolidated Cash Flows
                       for the Years Ended December 31, 1996,
                       1995 and 1994

                     Statements of Consolidated Common Shareholders' Equity
                       for the Years Ended December 31, 1996, 1995 and 1994

                     Notes to Consolidated Financial Statements

              2. Exhibits
                 --------

                     The Exhibit Index beginning on page IV-5 of this Annual
               Report on Form 10-K lists the exhibits that are filed as part of this report.


          (b) Reports on Form 8-K
              -------------------
              None

                       IPALCO ENTERPRISES, INC.                                                           EXHIBIT 11.1

                  Computation of Per Share Earnings

         For the Years Ended December 31, 1996, 1995 and 1994

YEAR ENDED DECEMBER 31, 1996:                                                                  Fully
                                                                         Primary              Diluted
Weighted Average Number of Shares                                      -----------          -----------
        Average Common Shares Outstanding at 12/31/96                  56,924,411           56,924,411
        Dilutive (Anti-Dilutive) Effect for Stock Options at 12/31/96      87,881              117,754
                                                                       -----------          -----------
        Weighted Average Shares at 12/31/96                            57,012,292           57,042,165
                                                                       ===========          ===========
Net Income To Be Used To Compute Fully
   Diluted Earnings Per Average Common Share                                (Dollars in thousands)
       Net Income                                                        $114,275             $114,275
                                                                       ===========          ===========
Earnings Per Average Common Share                                           $2.00 (a)            $2.00 (a)
                                                                       ===========          ===========

YEAR ENDED DECEMBER 31, 1995:                                                                  Fully
                                                                         Primary              Diluted
Weighted Average Number of Shares                                      -----------          -----------
        Average Common Shares Outstanding at 12/31/95                  56,744,699           56,744,699
        Dilutive (Anti-Dilutive) Effect for Stock Options at 12/31/96     (12,762)             127,151
                                                                       -----------          -----------
        Weighted Average Shares at 12/31/95                            56,731,937           56,871,850

Net Income To Be Used To Compute Fully
   Diluted Earnings Per Average Common Share                                (Dollars in thousands)
       Net Income                                                         $98,778              $98,778
                                                                       ===========          ===========
Earnings Per Average Common Share                                           $1.74 (a)            $1.74 (a)
                                                                       ===========          ===========

YEAR ENDED DECEMBER 31, 1994:                                                                  Fully
                                                                         Primary              Diluted
Weighted Average Number of Shares                                      -----------          -----------
        Average Common Shares Outstanding at 12/31/94                  56,610,877           56,610,877
        Anti-Dilutive Effect for Stock Options at 12/31/94                (13,206)             (13,206)
                                                                       -----------          -----------
        Weighted Average Shares at 12/31/94                            56,597,671           56,597,671

Net Income To Be Used To Compute Fully
   Diluted Earnings Per Average Common Share                                (Dollars in thousands)
       Net Income                                                         $92,994              $92,994
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

                                       IPALCO ENTERPRISES, INC.



                                      By  /s/  John  R. Hodowal
                                        -----------------------
                                           (John R. Hodowal, Chairman of the
                                                 Board and President)

Date:  February 25, 1997



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                        Title                  Date
      ---------                        -----                  ----

(i) Principal Executive Officer:


     /s/  John R. Hodowal          Chairman of the Board    February 25, 1997
     --------------------          and President
     (John R. Hodowal)


(ii) Principal Financial Officer:


     /s/ John R. Brehm             Vice President           February 25, 1997
     -----------------             and Treasurer
     (John R. Brehm)


(iii) Principal Accounting Officer:


     /s/  Stephen J. Plunkett      Controller               February 25, 1997
     ------------------------
     (Stephen J. Plunkett)


(iv) A majority of the Board of Directors of IPALCO Enterprises, Inc.:



     /s/ Mitchell E. Daniels, Jr.  Director                February 25, 1997
     ----------------------------
     (Mitchell E. Daniels, Jr.)


     /s/ Rexford C. Early          Director                February 25, 1997
     ---------------------------
     (Rexford C. Early)


     /s/ Otto N. Frenzel III       Director                February 25, 1997
     ---------------------------
     (Otto N. Frenzel III)


     /s/ Max L. Gibson             Director                February 25, 1997
     ---------------------------
     (Max L. Gibson)


     /s/ Dr. Earl B. Herr, Jr.     Director                February 25, 1997
     ---------------------------
     (Dr. Earl B. Herr, Jr.)


     /s/ John R. Hodowal           Director                February 25, 1997
     ---------------------------
     (John R. Hodowal)


     /s/ Ramon L. Humke            Director                February 25, 1997
     ---------------------------
     ( Ramon L. Humke)


     /s/ Sam H. Jones              Director                February 25, 1997
     ---------------------------
     (Sam H. Jones)


     /s/ Andre B. Lacy             Director                February 25, 1997
     ---------------------------
     (Andre B. Lacy)


     /s/ L. Ben Lytle              Director                February 25, 1997
     ---------------------------
     (L. Ben Lytle)


     /s/ Michael S. Maurer         Director                February 25, 1997
     ---------------------------
     (Michael S. Maurer)


     /s/ Sallie W. Rowland         Director                February 25, 1997
     ---------------------------
     (Sallie W. Rowland)


     /s/ Thomas H. Sams            Director                February 25, 1997
     ---------------------------
     (Thomas H. Sams)




















                            EXHIBIT INDEX

   Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof. The management contracts or compensatory plans are marked with a double asterisk (**) after the description of the contract or plan.

Exhibit
  No.                         Description
-------                       -----------

3.1* Articles of Incorporation of IPALCO Enterprises, Inc., as amended. (Form 10-K for year ended 12-31-90.)

3.2* Bylaws of IPALCO Enterprises, Inc. dated April 26, 1994. (Exhibit 3.2 to the Form 10-Q dated 3-31-96.)

4.1* IPALCO PowerInvest Dividend Reinvestment and Direct Stock Purchase Plan. (Exhibit 4.1 to the Form 10-Q dated 9-30-96.)

4.2* IPALCO Enterprises, Inc. and First Chicago Trust Company of New York (Rights Agent) - Rights Agreement. (Exhibit 4.2 to the Form 10-K dated 12-31-94.)

10.1* IPALCO Enterprises, Inc. Unfunded Deferred Compensation Plan for Directors dated December 27, 1983, as amended. (Exhibit
          10.1 to the Form 10-K dated 12-31-94.)  **

10.2 IPALCO Enterprises, Inc. Unfunded Deferred Compensation Plan for Officers effective January 1, 1994, as amended
          December 1, 1996.  **

10.3 Directors' and Officers' Liability Insurance Policy No.DO392B1A96 effective June 1, 1996 to June 1, 1997. **

10.4* IPALCO Enterprises, Inc. Benefit Protection Fund and Trust Agreement effective November 1, 1988. (Form 10-K for year ended 12-31-88.) **

10.5* Exhibit A to IPALCO Enterprises, Inc. Benefit Protection Fund and Trust Agreement dated July 1, 1995. (Exhibit 10.5 to the Form 10-K dated 12-31-95.) **

10.6* IPALCO Enterprises, Inc. Annual Incentive Plan and Administrative Guidelines effective January 1, 1990. (Form 10-K for year ended 12-31-89.) **

10.7* IPALCO Enterprises, Inc. Long-Term Performance and Restricted Stock Incentive Plan (as amended and restated effective
          January 1, 1995). (Exhibit 10.7 to the Form 10-K dated
          12-31-94.)  **

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

10.12* Voluntary Employee Beneficiary Association (VEBA) Trust Agreement. (Exhibit 10.12 to the Form 10-K dated 12-31-94.) **

10.13*    Mid-America Capital Resources Long-Term Incentive Plan.
          (Exhibit 10.13 to the Form 10-K dated 12-31-95.)  **

11.1      Computation of Per Share Earnings.

20.1* Form 10-K of Indianapolis Power & Light Company for the year ended December 31, 1996, and all exhibits thereto. (SEC File No. 1-3132-2.)

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