Form 10-Q
period 1997-03-31
IPALCO ENTERPRISES INC
filed 1997-05-14
CIK 728391

                                    FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934


         For the quarterly period ended
                  March 31, 1997            Commission File Number  1-8644



                            IPALCO ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

                  Indiana                                    35-1575582
         (State or other jurisdiction                      (I.R.S. Employer
           of incorporation or organization)                Identification No.)

                  One Monument Circle
                  Indianapolis, Indiana                         46204
         (Address of principal executive offices)             (Zip Code)


         Registrant's telephone number, including area code:  317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
     (2) has been subject to the filing requirements for at least the past 90
     days.   Yes  X    No
                ------   ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding At March 31, 1997
          -----                               -----------------------------

   Common (Without Par Value)                          57,039,040 Shares

                    IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                      INDEX
                                      -----



                                                                     Page No.
                                                                     --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Consolidated Income -
            Three Months Ended March 31, 1997 and 1996                   2

         Consolidated Balance Sheets - March 31, 1997 and
            December 31, 1996                                            3

         Statements of Consolidated Cash Flows -
            Three Months Ended March 31, 1997 and 1996                   4

         Notes to Consolidated Financial Statements                     5-6

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations               7-9

PART II.  OTHER INFORMATION                                            10-11
--------  -----------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                        Statements of Consolidated Income
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                                           Three Months Ended
                                                                                 March 31
                                                                     1997                       1996
                                                              ------------------         -----------------
UTILITY OPERATING REVENUES:
  Electric                                                    $         188,516          $        183,938
  Steam                                                                  11,770                    12,508
                                                              ------------------         -----------------
    Total operating revenues                                            200,286                   196,446
                                                              ------------------         -----------------

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                                 41,616                    44,423
    Other                                                                32,633                    32,957
  Power purchased                                                         4,159                     4,730
  Purchased steam                                                         2,219                     2,152
  Maintenance                                                            15,698                    13,814
  Depreciation and amortization                                          25,740                    23,706
  Taxes other than income taxes                                           8,932                     8,961
  Income taxes - net                                                     21,696                    20,859
                                                              ------------------         -----------------
    Total operating expenses                                            152,693                   151,602
                                                              ------------------         -----------------
UTILITY OPERATING INCOME                                                 47,593                    44,844
                                                              ------------------         -----------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                     1,157                     1,851
  Other - net                                                            (1,197)                      743
  Income taxes - net                                                        735                      (172)
                                                              ------------------         -----------------
    Total other income - net                                                695                     2,422
                                                              ------------------         -----------------
INCOME BEFORE INTEREST AND OTHER CHARGES                                 48,288                    47,266
                                                              ------------------         -----------------

INTEREST AND OTHER CHARGES:
  Interest                                                               11,632                    12,648
  Allowance for borrowed funds used during construction                    (246)                   (1,725)
  Preferred dividend requirements of subsidiary                             795                       795
                                                              ------------------         -----------------
    Total interest and other charges - net                               12,181                    11,718
                                                              ------------------         -----------------
NET INCOME                                                    $          36,107          $         35,548
                                                              ==================         =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               57,037                    56,863
                                                              ==================         =================
    (Note 2)

EARNINGS PER SHARE OF COMMON STOCK                            $            0.63          $           0.63
                                                              ==================         =================
    (Notes 2 and 4)

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                  $            0.25          $           0.37
                                                              ==================         =================
    (Note 2)

See notes to consolidated financial statements.


                                     IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                            Consolidated Balance Sheets
                                                   (In Thousands)
                                                    (Unaudited)
                                                                      March 31               December 31
                             ASSETS                                     1997                     1996
                             ------
                                                                -------------------      -------------------
UTILITY PLANT:
  Utility plant in service                                      $        2,767,068       $        2,763,305
  Less accumulated depreciation                                          1,070,125                1,048,492
                                                                -------------------      -------------------
      Utility plant in service - net                                     1,696,943                1,714,813
  Construction work in progress                                             71,031                   63,243
  Property held for future use                                               9,913                    9,913
                                                                -------------------      -------------------
      Utility plant - net                                                1,777,887                1,787,969
                                                                -------------------      -------------------
OTHER ASSETS:
  Nonutility property - at cost, less accumulated depreciation             107,389                  108,290
  Other investments                                                          5,560                    5,371
                                                                -------------------      -------------------
      Other assets - net                                                   112,949                  113,661
                                                                -------------------      -------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                 35,805                   19,317
  Accounts receivable (less allowance for doubtful
   accounts - 1997, $1,525 and 1996, $1,159)                                 9,368                   11,099
  Fuel - at average cost                                                    22,866                   30,625
  Materials and supplies - at average cost                                  53,730                   52,727
  Prepayments and other current assets                                       6,241                    9,931
                                                                -------------------      -------------------
      Total current assets                                                 128,010                  123,699
                                                                -------------------      -------------------
DEFERRED DEBITS:
  Regulatory assets                                                        132,135                  137,974
  Miscellaneous                                                             20,124                   19,766
                                                                -------------------      -------------------
      Total deferred debits                                                152,259                  157,740
                                                                -------------------      -------------------
              TOTAL                                             $        2,171,105       $        2,183,069
                                                                ===================      ===================
      3 continued

                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                $          390,367       $          389,966
    Premium on 4% cumulative preferred stock                                 1,363                    1,363
    Retained earnings                                                      488,244                  466,397
                                                                -------------------      -------------------
      Total common shareholders' equity                                    879,974                  857,726
  Cumulative preferred stock of subsidiary                                  51,898                   51,898
  Long-term debt (less current maturities and
   sinking fund requirements)                                              662,603                  662,591
                                                                -------------------      -------------------
      Total capitalization                                               1,594,475                1,572,215
                                                                -------------------      -------------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                 8,000                   46,000
  Current maturities and sinking fund requirements                          11,250                   11,250
  Accounts payable and accrued expenses                                     52,034                   62,222
  Dividends payable                                                         15,382                   22,212
  Taxes accrued                                                             51,824                   23,159
  Interest accrued                                                          10,112                   13,354
  Other current liabilities                                                 14,148                   14,519
                                                                -------------------      -------------------
      Total current liabilities                                            162,750                  192,716
                                                                -------------------      -------------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                  301,976                  303,473
  Unamortized investment tax credit                                         46,998                   47,722
  Accrued postretirement benefits                                           21,980                   23,635
  Accrued pension benefits                                                  38,113                   37,283
  Miscellaneous                                                              4,813                    6,025
                                                                -------------------      -------------------
      Total deferred credits and other long-term liabilities               413,880                  418,138
                                                                -------------------      -------------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
              TOTAL                                             $        2,171,105       $        2,183,069
                                                                ===================      ===================



See notes to consolidated financial statements.


                                  IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                    Statements of Consolidated Cash Flows
                                                (In Thousands)
                                                 (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31
                                                                               1997                  1996
                                                                         ----------------      ----------------
CASH FLOWS FROM OPERATIONS:
  Net income before preferred dividend requirements of subsidiary        $        36,902       $        36,343
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                 25,632                23,462
    Amortization of regulatory assets                                              3,913                 4,234
    Deferred income taxes and investment tax credit adjustments - net               (437)                 (656)
    Allowance for funds used during construction                                  (1,403)               (3,576)
  Change in certain assets and liabilities:
    Accounts receivable                                                            1,731                  (569)
    Fuel, materials and supplies                                                   6,756                  (574)
    Accounts payable                                                             (10,188)              (11,901)
    Taxes accrued                                                                 28,665                27,221
    Accrued pension benefits                                                         830                 1,317
    Other - net                                                                   (1,740)               (3,874)
                                                                         ----------------      ----------------
Net cash provided by operating activities                                         90,661                71,427
                                                                         ----------------      ----------------

CASH FLOWS FROM INVESTING:
  Proceeds from maturities of marketable securities                                    -                 3,810
  Construction expenditures - utility                                            (13,390)              (22,996)
  Construction expenditures - nonutility                                            (177)               (2,639)
  Other                                                                           (1,051)               (5,781)
                                                                         ----------------      ----------------
Net cash used in investing activities                                            (14,618)              (27,606)
                                                                         ----------------      ----------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                           -                 1,600
  Short-term debt - net                                                          (38,000)              (12,622)
  Dividends paid                                                                 (21,898)              (21,244)
  Issuance of common stock related to incentive compensation plans                    56                 1,945
   Other                                                                             287                   266
                                                                         ----------------      ----------------
Net cash used in financing activities                                            (59,555)              (30,055)
                                                                         ----------------      ----------------
Net increase in cash and cash equivalents                                         16,488                13,766
Cash and cash equivalents at beginning of period                                  19,317                11,554
                                                                         ----------------      ----------------
Cash and cash equivalents at end of period                               $        35,805       $        25,320
                                                                         ================      ================

---------------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest (net of amount capitalized)                                 $        14,372       $        13,240
                                                                         ================      ================
    Income taxes                                                         $        (2,595)      $         1,946
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

        In the opinion of management these statements reflect all adjustments, consisting of only normal recurring accruals, including elimination of all significant intercompany balances and transactions, which are necessary to a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited financial statements included in Enterprises' 1996 Annual Report on Form 10-K.

2.      COMMON STOCK
                                                Shares               Amount
                                                ------               ------

       Balance at December 31, 1996           57,034,912          $389,966,251
           Restricted stock issued                 1,628                44,363
           Exercise of stock options               2,500                55,986
           Adjustment for restricted stock            -                300,784
                                              ----------          ------------
       Balance at March 31, 1997              57,039,040          $390,367,384
                                              ==========          ============


        On February 25, 1997, the Board of Directors authorized the repurchase of up to 12 million shares of IPALCO's common stock through a "Dutch auction" self-tender offer. On March 27, the Dutch Auction ended with 12,539,428 shares of common stock having been tendered to the Company and not withdrawn at or below $32 dollars per share. The Board of Directors subsequently elected to purchase all shares tendered at or below $32 per share. The shares were purchased on April 8, through the issuance of long term debt in the amount of $401 million (see Note 3, Long-term debt).

3.      LONG-TERM DEBT

        On April 4, 1997 IPALCO Enterprises, Inc. entered into a $401 million Revolving Credit Facility (the "Revolver") with Bank One, Indiana, National Association, National City Bank of Indiana, and The First National Bank of Chicago with a maturity of March 31, 2002. The proceeds of this Revolver were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common capital stock. Interest is payable monthly and is based on a spread over LIBOR. In conjunction with the issuance of the Revolver, IPALCO entered into an interest rate swap agreement which fixed the interest rate on $300 million of the Revolver. Pursuant to the swap agreement which matures April 1, 2001, IPALCO will pay interest at a fixed rate of 6.3575% to a swap counter party and will receive a variable rate of interest in return based on one month LIBOR. The result is to effectively establish a 6.6825% fixed rate of interest on $300 million of the Revolver.

4.      EARNINGS PER SHARE

        Effective December 1997, SFAS 128, relating to the computation and presentation of earnings per share, becomes effective. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Management has determined that the adoption of SFAS 128 will not have a material effect on the accompanying consolidated financial statements.

5.      SALE OF ACCOUNTS RECEIVABLE

        In late December 1996, IPL entered into an agreement to sell, on a revolving basis, undivided interests in certain of its accounts receivable, including accounts receivable for KWH delivered but not billed, up to an aggregate maximum at any one time of $50 million. Accounts receivable on the Consolidated Balance Sheets are net of the $50 million interest sold under the IPL agreement. The gross amount of receivables sold was $55.6 million, of which $5.6 million was replaced with a receivable from the purchasing party.

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


LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

         The Board of Directors of Enterprises on February 25, 1997, declared a quarterly dividend on common stock of 25 cents per share compared to 37 cents per share declared in the first quarter of 1996. The dividend was paid April 15, 1997, to shareholders of record March 21, 1997.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, as well as expenditures for compliance with the federal Clean Air Act. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $13.6 million during the first quarter ended March 31, 1997, representing a $12.0 million decrease from the comparable period in 1996. This decrease is primarily due to reduced construction spending in the first quarter of 1997 compared to 1996 for the scrubbers at IPL's Petersburg Generating Station as this construction project was completed in June 1996. Such reduction also reflects reduced capital spending on chilled water systems at two of the unregulated subsidiaries. Internally generated cash provided by operations was used for construction expenditures during the first quarter of 1997.

         The three-year construction program has not changed from that previously reported in IPALCO's 1996 Form 10-K report. (See "Future Performance" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPALCO's 1996 Form 10-K report for further discussion).

Rate Relief

         The Indiana Utility Regulatory Commission approved a two-step rate increase for IPL electric retail customers in August 1995. The step 1 increase was effective September 1, 1995, and the step 2 increase became effective July 1, 1996.

RESULTS OF OPERATIONS

         Comparison of Quarters Ended March 31, 1997 and March 31, 1996
         --------------------------------------------------------------

         Earnings per share during the first quarter of 1997 was $0.63, equal to the $0.63 attained in the comparable 1996 period. The following discussion highlights the factors contributing to the first quarter results.

Operating Revenues
------------------

         Operating revenues during the first quarter of 1997 increased $3.8 million from the comparable 1996 period. The increase in revenues resulted from the following:

                                                           Increase (Decrease)
                                                         from Comparable Period
                                                           Three Months Ended
                                                          (Millions of Dollars)

       Increase in base electric rates                           $    6.8
       Changes in Kilowatt-hour (KWH) sales - net of fuel            (2.5)
       Fuel revenues                                                 (2.8)
       Steam revenues                                                (0.7)
       Sales for resale                                               2.1
       Other revenues                                                 0.9
                                                                 ---------
       Total change in operating revenues                        $    3.8
                                                                 =========

         The increase in base rate electric revenues are the result of new tariffs effective July 1, 1996, designed to produce $25-million additional annual revenues. The first quarter decrease in retail KWH sales compared to the same period in 1996 was due to milder weather. Heating degree days decreased 12% during the first quarter compared to the same period in 1996. The changes in fuel revenues in 1997 from the prior year reflect changes in total fuel costs billed customers. The increased wholesale sales during the first quarter of 1997, as compared to the same period in 1996, reflect energy requirements of other utilities and increased wholesale marketing efforts.

Operating Expenses
------------------

         Fuel expenses in the first quarter of 1997 decreased $2.8 million due to a $2.1 million decrease in deferred fuel and a $1.6 million decrease in unit prices, partially offset by a $0.9 million increase in consumption compared to the same period last year.

         Power purchased decreased by $0.6 million in the first quarter compared to the same period in 1996 primarily due to decreased purchases of firm-peaking energy.

         Maintenance expenses increased $1.9 million in the first quarter of 1997 compared to the same period in 1996. The increase reflects increased boiler and electric plant maintenance at the Petersburg plant of $1.0 million, increased electric and boiler plant maintenance at Pritchard of $0.3 million, increased transmission expense of $0.3 million and other miscellaneous expenses which increased by $0.3 million.

         Depreciation and amortization expense in the first quarter of 1997 increased from the same period a year ago by $2.0 million. This increase resulted from an increase in the depreciable utility plant balances.

         As a result of the foregoing, utility operating income increased 6.1% from the comparable 1996 period, to $47.6 million.

Other Income and Deductions
---------------------------

         Allowance for equity funds used during construction decreased by $0.7 million in the first quarter of 1997 compared to the same period last year. The decrease was primarily due to scrubbers at the Petersburg plant being placed in service in June 1996.

         Other - net, which includes the pretax operating and investment income from operations other than IPL, decreased by $1.9 million in the first quarter of 1997 compared to the first quarter of 1996. The decrease was primarily due to the sale of investment securities at Mid-America during the first quarter of 1996.

         Income taxes - net, which includes taxes on operations other than IPL, decreased in the first quarter of 1997 compared to the same period in 1996 by $0.9 million primarily due to the decrease in nonutility operating income.

Interest and Other Charges
--------------------------

         Interest expense decreased $1.0 million in the first quarter of 1997 compared to the same period in 1996. This decrease is a result of the redemption by IPL of two first mortgage bond series during 1996 ($50 million 9 5/8% and $15 million 5 1/8%). This decrease was partially offset by interest expense associated with the issuance of a $16 million 7.59% note by ICE on December 31, 1996.

         Allowance for borrowed funds used during construction for the first quarter ended decreased from the comparable period in 1996 by $1.5 million. This decrease was due primarily to the scrubbers at the Petersburg plant being placed in service in June 1996.

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

3.1* Articles of Incorporation of IPALCO Enterprises, Inc., as amended. (Form 10-K for year ended 12-31-90.)

3.2      Bylaws of IPALCO Enterprises, Inc., as amended.

4.1* IPALCO Enterprises, Inc. IPALCO PowerInvest Dividend Reinvestment and Direct Stock Purchase Plan. (Exhibit 4.1 to the Form 10-Q dated 9-30-96.)

4.2* IPALCO Enterprises, Inc. and First Chicago Trust Company of New York (Rights Agreement). (Exhibit 4.2 to the Form 10-K for the year ended 12-31-94.)

11.1     Computation of Per Share Earnings.

21.1* Subsidiaries of the Registrant. (Exhibit 21.1 to the Form 10-K dated 12-31-96.)

27.1     Financial Data Schedule.

99.1 Credit Agreement by and among IPALCO Enterprises, Inc., Bank One, Indiana, NA, National City Bank of Indiana and the First National Bank of Chicago.

         (b)  Reports on Form 8-K.

              A report 8-K was filed on February 25, 1997, reporting Item 5, other events. The Form 8-K reported IPALCO's plan to repurchase a portion of its outstanding common stock and reduce the dividend.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            IPALCO ENTERPRISES, INC.
                                     -----------------------------------
                                                  (Registrant)



Date:        May 14, 1997            /s/ John R. Brehm
       ----------------------        -----------------------------------
                                         John R. Brehm
                                         Vice President and Treasurer



Date:        May 14, 1997            /s/ Stephen J.Plunkett
       ----------------------        -----------------------------------
                                         Stephen J. Plunkett
                                         Controller