Form 10-Q
period 1997-06-30
IPALCO ENTERPRISES INC
filed 1997-08-13
CIK 728391

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


  For the quarterly period ended
            June 30, 1997                       Commission File Number  1-8644


                            IPALCO ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

        Indiana                                              35-1575582
  (State or other jurisdiction                             (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

           One Monument Circle
           Indianapolis, Indiana                               46204
  (Address of principal executive offices)                   (Zip Code)


  Registrant's telephone number, including area code:  317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.   Yes X    No
                                                        ----     ----

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                                     Outstanding At June 30, 1997
     -----                                     ----------------------------

Common (Without Par Value)                            44,564,916 Shares

                    IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                      INDEX
                                      -----



                                                                       Page No.
                                                                       --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Consolidated Income - Three Months Ended and
            Six Months Ended June 30, 1997 and 1996                          2

         Consolidated Balance Sheets - June 30, 1997 and
            December 31, 1996                                                3

         Statements of Consolidated Cash Flows -
            Six Months Ended June 30, 1997 and 1996                          4

         Notes to Consolidated Financial Statements                        5-7

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 8-12

PART II.  OTHER INFORMATION                                              13-15
--------  -----------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                        Statements of Consolidated Income
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)


                                                                 Three Months Ended              Six Months Ended
                                                                      June 30                        June 30
                                                                 1997           1996            1997            1996
                                                            -------------  --------------  --------------  -------------
UTILITY OPERATING REVENUES:
  Electric                                                  $    170,096   $     169,163   $     358,612   $    353,101
  Steam                                                            8,620           8,458          20,390         20,966
                                                            -------------  --------------  --------------  -------------
    Total operating revenues                                     178,716         177,621         379,002        374,067
                                                            -------------  --------------  --------------  -------------

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                          37,506          40,360          79,122         84,783
    Other                                                         35,622          33,354          68,255         66,311
  Power purchased                                                  1,131           4,285           5,290          9,015
  Purchased steam                                                  1,684           1,499           3,903          3,651
  Maintenance                                                     17,613          16,112          33,311         29,926
  Depreciation and amortization                                   26,504          23,973          52,244         47,679
  Taxes other than income taxes                                    8,067           8,373          16,999         17,334
  Income taxes - net                                              14,601          13,543          36,297         34,402
                                                            -------------  --------------  --------------  -------------
    Total operating expenses                                     142,728         141,499         295,421        293,101
                                                            -------------  --------------  --------------  -------------
UTILITY OPERATING INCOME                                          35,988          36,122          83,581         80,966
                                                            -------------  --------------  --------------  -------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction              1,124           1,769           2,281          3,620
  Other - net                                                     (1,577)         (2,602)         (2,774)        (1,859)
  Income taxes - net                                               3,184           1,044           3,919            872
                                                            -------------  --------------  --------------  -------------
    Total other income - net                                       2,731             211           3,426          2,633
                                                            -------------  --------------  --------------  -------------
INCOME BEFORE INTEREST AND OTHER CHARGES                          38,719          36,333          87,007         83,599
                                                            -------------  --------------  --------------  -------------

INTEREST AND OTHER CHARGES:
  Interest                                                        17,064          12,663          28,696         25,311
  Allowance for borrowed funds used during construction             (226)         (1,585)           (472)        (3,310)
  Preferred dividend requirements of subsidiary                      796             796           1,591          1,591
                                                            -------------  --------------  --------------  -------------
    Total interest and other charges - net                        17,634          11,874          29,815         23,592
                                                            -------------  --------------  --------------  -------------
NET INCOME                                                  $     21,085   $      24,459   $      57,192   $     60,007
                                                            =============  ==============  ==============  =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        45,507          56,906          51,272         56,885
                                                            =============  ==============  ==============  =============
    (Note 2)
EARNINGS PER SHARE OF COMMON STOCK                          $       0.46   $        0.43   $        1.12   $       1.05
                                                            =============  ==============  ==============  =============
    (Note 2)
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                $       0.25   $        0.37   $        0.50   $       0.74
                                                            =============  ==============  ==============  =============
    (Note 2)

See notes to consolidated financial statements.



                                       IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                              Consolidated Balance Sheets
                                                     (In Thousands)
                                                      (Unaudited)

                                                                       June 30                December 31
                                ASSETS                                  1997                     1996
                                ------
                                                                 -----------------       ------------------
UTILITY PLANT:
  Utility plant in service                                       $      2,774,554        $       2,763,305
  Less accumulated depreciation                                         1,086,614                1,048,492
                                                                 -----------------       ------------------
      Utility plant in service - net                                    1,687,940                1,714,813
  Construction work in progress                                            73,461                   63,243
  Property held for future use                                             10,074                    9,913
                                                                 -----------------       ------------------
      Utility plant - net                                               1,771,475                1,787,969
                                                                 -----------------       ------------------
OTHER ASSETS:
  Nonutility property - at cost, less accumulated depreciation            107,263                  108,290
  Other investments                                                         5,524                    5,371
                                                                 -----------------       ------------------
      Other assets - net                                                  112,787                  113,661
                                                                 -----------------       ------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                15,052                   19,317
  Accounts receivable (less allowance for doubtful
   accounts - 1997, $1,272 and 1996, $1,159)                                4,284                   11,099
  Fuel - at average cost                                                   27,085                   30,625
  Materials and supplies - at average cost                                 51,616                   52,727
  Prepayments and other current assets                                      5,746                    9,931
                                                                 -----------------       ------------------
      Total current assets                                                103,783                  123,699
                                                                 -----------------       ------------------
DEFERRED DEBITS:
  Regulatory assets                                                       132,462                  137,974
  Miscellaneous                                                            28,289                   19,766
                                                                 -----------------       ------------------
      Total deferred debits                                               160,751                  157,740
                                                                 -----------------       ------------------
              TOTAL                                              $      2,148,796        $       2,183,069
                                                                 =================       ==================

                    CAPITALIZATION AND LIABILITIES
                    ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                 $        392,190        $         389,966
    Premium on 4% cumulative preferred stock                                1,363                    1,363
    Retained earnings                                                     498,192                  466,397
    Treasury Stock                                                       (401,262)                       -
                                                                 -----------------       ------------------
      Total common shareholders' equity                                   490,483                  857,726
  Cumulative preferred stock of subsidiary                                 51,898                   51,898
  Long-term debt (less current maturities and
   sinking fund requirements)                                           1,033,416                  662,591
                                                                 -----------------       ------------------
      Total capitalization                                              1,575,797                1,572,215
                                                                 -----------------       ------------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                6,000                   46,000
  Current maturities and sinking fund requirements                         30,200                   11,250
  Accounts payable and accrued expenses                                    57,083                   62,222
  Dividends payable                                                        12,229                   22,212
  Taxes accrued                                                            22,937                   23,159
  Interest accrued                                                         15,399                   13,354
  Other current liabilities                                                11,601                   14,519
                                                                 -----------------       ------------------
      Total current liabilities                                           155,449                  192,716
                                                                 -----------------       ------------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                 307,355                  303,473
  Unamortized investment tax credit                                        46,243                   47,722
  Accrued postretirement benefits                                          20,435                   23,635
  Accrued pension benefits                                                 39,448                   37,283
  Miscellaneous                                                             4,069                    6,025
                                                                 -----------------       ------------------
      Total deferred credits and other long-term liabilities              417,550                  418,138
                                                                 -----------------       ------------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                              $      2,148,796        $       2,183,069
                                                                 =================       ==================



See notes to consolidated financial statements.

                                   IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                     Statements of Consolidated Cash Flows
                                                (In Thousands)
                                                  (Unaudited)


                                                                                    Six Months Ended
                                                                                         June 30
                                                                                1997                  1996
                                                                          ----------------      ----------------
CASH FLOWS FROM OPERATIONS:
  Net income before preferred dividend requirements of subsidiary         $        58,783       $        61,598
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                  52,146                47,390
    Amortization of regulatory assets                                               7,825                 8,104
    Deferred income taxes and investment tax credit adjustments - net                (153)               (1,039)
    Allowance for funds used during construction                                   (2,753)               (6,930)
  Change in certain assets and liabilities:
    Accounts receivable                                                             6,815                 2,938
    Fuel, materials and supplies                                                    4,651                (2,925)
    Accounts payable                                                               (5,139)              (11,154)
    Taxes accrued                                                                    (222)                4,156
    Accrued pension benefits                                                        2,165                 2,634
    Other - net                                                                       213                 2,447
                                                                          ----------------      ----------------
Net cash provided by operating activities                                         124,331               107,219
                                                                          ----------------      ----------------

CASH FLOWS FROM INVESTING:
  Proceeds from maturities of marketable securities                                     -                 3,810
  Construction expenditures - utility                                             (30,569)              (45,441)
  Construction expenditures - nonutility                                           (1,187)               (3,547)
  Other                                                                            (9,241)               (8,676)
                                                                          ----------------      ----------------
Net cash used in investing activities                                             (40,997)              (53,854)
                                                                          ----------------      ----------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                      451,000                 1,600
  Retirement of long-term debt                                                    (61,250)              (17,900)
  Short-term debt - net                                                           (40,000)                9,278
  Dividends paid                                                                  (36,954)              (43,095)
  Issuance of common stock related to incentive compensation plans                  1,794                 1,909
  Reacquired common stock                                                        (401,262)                    -
  Other                                                                              (927)                  176
                                                                          ----------------      ----------------
Net cash used in financing activities                                             (87,599)              (48,032)
                                                                          ----------------      ----------------
Net increase (decrease) in cash and cash equivalents                               (4,265)                5,333
Cash and cash equivalents at beginning of period                                   19,317                11,554
                                                                          ----------------      ----------------
Cash and cash equivalents at end of period                                $        15,052       $        16,887
                                                                          ================      ================

----------------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest (net of amount capitalized)                                  $        25,622       $        22,431
                                                                          ================      ================
    Income taxes                                                          $        29,089       $        31,054
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

                    IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. IPALCO Enterprises, Inc. (IPALCO) owns all of the outstanding common stock of its subsidiaries (collectively referred to as Enterprises).The consolidated financial statements include the accounts of IPALCO, its utility subsidiary, Indianapolis Power & Light Company (IPL) and its unregulated subsidiary, Mid-America Capital Resources,Inc.(Mid-America). Mid-America is the parent company of nonutility energy-related businesses.

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


2.      COMMON STOCK
                                                                  Shares              Amount
                                                                -----------         ------------
       Balance at December 31, 1996                              57,034,912         $389,966,251
           Restricted stock issued (1st Quarter)                      1,628               44,363
            Exercise of stock options (1st Quarter)                   2,500               55,986
            Adjustment for restricted stock (1st Quarter)                -               300,784
           Exercise of stock options (2nd Quarter)                   65,304            1,738,332
           Adjustment for restricted stock (2nd Quarter)                 -                84,220
                                                                                    ------------
       Balance at June 30, 1997                                                     $392,189,936
                                                                                    ============
             Less shares reacquired by Treasury (2nd Quarter)   (12,539,428)
                                                                -----------
       Shares issued and outstanding at June 30, 1997            44,564,916
                                                                ===========


        On February 25, 1997, the Board of Directors authorized the repurchase of up to 12 million shares of IPALCO's common stock through a "Dutch auction" self-tender offer. On March 27, the Dutch Auction ended with 12,539,428 shares of common stock having been tendered to the Company and not withdrawn at or below $32 dollars per share. The Board of Directors subsequently elected to purchase all shares tendered at or below $32 per share. The shares were purchased on April 8, 1997, through the issuance of long term debt in the amount of $401 million (see Note 3, Long-term debt). All 12,539,428 shares remain in Treasury stock.

3.      LONG-TERM DEBT

        On April 4, 1997 IPALCO Enterprises, Inc. entered into a $401 million Revolving Credit Facility (the "Revolver") with Bank One, Indiana, National Association, National City Bank of Indiana, and The First National Bank of Chicago with a maturity of March 31, 2002. The proceeds of this Revolver were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common capital stock. Interest is payable monthly and is based on a spread over LIBOR. In conjunction with the issuance of the Revolver, IPALCO entered into an interest rate swap agreement which fixed the interest rate on $300 million of the Revolver. Pursuant to the swap agreement which matures April 1, 2001, IPALCO will pay interest at a fixed rate of 6.3575% to a swap counter party and will receive a variable rate of interest in return based on one month LIBOR. The result is to effectively establish a 6.6825% fixed rate of interest on $300 million of the Revolver. During June, 1997, IPALCO retired $50,000,000 of the $401,000,000 debt issued in April, 1997.

        On May 1 ,1997, IPL retired First Mortgage Bonds, 5 5/8% Series, due May 1, 1997, in the amount of $11,250,000.

        On June 13, 1997, Mid-America Energy Resources issued $50 million in long-term notes payable at a fixed rate of 8.03% with the first principal payment due September 1, 1998. The average life of the debt is 10 years with a final maturity on June 13, 2012, and with an initial required escrow balance of $6.95 million.

4.      NEW ACCOUNTING STANDARDS

        Effective  December 1997,  Statement of Financial  Accounting  Standards
        (SFAS) No. 128, relating to the computation and presentation of earnings per share, becomes effective. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Management has determined that the adoption of SFAS 128 will not have a material effect on the accompanying consolidated financial statements.

        In June, 1997, SFAS No. 130, "Comprehensive Income," was issued and becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of SFAS No. 130 on the consolidated financial statements.

        Also in June, 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. The Statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management has not yet determined the effect, if any, of SFAS No. 131 on the consolidated financial statements.

5.      SALE OF ACCOUNTS RECEIVABLE

        In December 1996, IPL entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of its accounts receivable, including accounts receivable for KWH delivered but not billed, up to an aggregate maximum at any one time of $50 million. Accounts receivable on the Consolidated Balance Sheets are net of the $50 million interest sold under the IPL agreement. The gross amount of receivables sold was $55.6 million, of which $5.6 million was replaced with a receivable from the purchasing party.

6.      STOCK-BASED COMPENSATION

        On May 21, 1997, the IPALCO Enterprises, Inc. 1997 Stock Option Plan for officers and other key employees was approved by the shareholders of IPALCO. Two million shares of common stock were authorized for issuance under the 1997 Plan. As of June 30, 1997, grants representing 1,067,250 shares have been made from this plan. The maximum period for exercising an option may not exceed 10 years and one day after the grant, provided however, that the incentive stock options shall have terms not in excess of 10 years.

       A summary of options issued under IPALCO's stock option plans is as follows:

                                              Weighted Average    Range of Option     Number of
                                               Price per Share    Price per Share      Shares
                                              ----------------   -----------------    ---------
Outstanding, December 31, 1996................       24.12       16.8317 - 25.3725    1,023,570
  Granted.....................................       31.38                 31.375     1,132,500
  Granted.....................................       30.50                 30.50         42,000
  Exercised...................................       24.33       16.8317 - 25.3308      (67,804)
                                                                                      ---------
Outstanding, June 30, 1997....................       28.09       16.8317 - 31.375     2,130,266
                                                                                      =========

        Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock based plan have been applied by IPALCO. No compensation cost has been recognized for the plans because the stock options price is equal to fair value at the grant date. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," IPALCO's net income for the six months ended June 30, 1997, would have decreased from $57.2 million ($1.12 per share) to the pro forma amount of $53.7 million ($1.05 per share). IPALCO's net income and earnings per share for the similar period in 1996 would not change. IPALCO estimated the SFAS No. 123 fair value by utilizing the binomial options pricing model with the following assumptions: dividend yields of 3.19% to 6.88%, risk-free rates of 6.38% to 6.88%, volatility of 12% to 13% and expected lives of 5 years.

7.      SUBSEQUENT EVENT

        IPALCO filed preliminary documents with the Securities and Exchange Commission on August 8, 1997, describing a contemplated offer to purchase for cash any and all outstanding shares of the cumulative preferred stock of IPL. The offer is conditioned upon IPL's shareholders' approval of an amendment to IPL's Amended Articles of Incorporation (the "Articles") which would remove a provision of the Articles limiting IPL's ability to issue unsecured debt. In addition, preferred shareholders who wish to tender their shares pursuant to the offer must vote in favor of the Articles Amendment. In conjunction with the filing, IPL filed a preliminary Proxy Statement for potential use in soliciting proxies for a special meeting of shareholders of IPL to consider the Articles Amendment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Material changes in the consolidated financial condition and results of operations of IPALCO Enterprises, Inc. (Enterprises), except where noted, are attributed to the operations of Indianapolis Power & Light Company (IPL). Consequently, the following discussion is centered on IPL.


LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

         The Board of Directors of Enterprises on May 27, 1997, declared a quarterly dividend on common stock of 25 cents per share compared to 37 cents per share declared in the second quarter of 1996. The dividend was paid July 15, 1997, to shareholders of record June 20, 1997.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, as well as expenditures for compliance with the federal Clean Air Act. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $18.2 million during the second quarter ended June 30, 1997, representing a $5.2 million decrease from the comparable period in 1996. This decrease is mostly related to reduced construction spending in the second quarter of 1997 compared to 1996 for the scrubbers at IPL's Petersburg
Generating Station as this construction project was completed in June 1996. Internally generated cash provided by IPL's operations was used for construction expenditures during the second quarter of 1997. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $31.8 million during the six months ended June 30, 1997, representing a $17.2 million decrease from the comparable period in 1996. This difference is mostly related to reduced construction spending in 1997 compared to 1996 for the scrubbers at IPL's Petersburg Generating Station that went into service in June 1996. This reduction also reflects reduced capital spending on chilled water systems at two of the unregulated subsidiaries. Internally generated cash provided by IPL's operations was used for construction expenditures during the first six months of 1997. As a result of IPL's new basic electric rates and charges and reduced capital spending, IPL anticipates continued improving liquidity.

         The five-year construction program has not changed from that previously reported in IPALCO's 1996 Form 10-K report. (See "Future Performance" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPALCO's 1996 Form 10-K report for further discussion).

         On April 4, 1997 IPALCO Enterprises, Inc. entered into a $401 million Revolving Credit Facility (the "Revolver") with Bank One, Indiana, National Association, National City Bank of Indiana, and The First National Bank of Chicago with a maturity of March 31, 2002. The proceeds of this Revolver were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common capital stock. Interest is payable monthly and is based on a spread over LIBOR. In conjunction with the issuance of the Revolver, IPALCO entered into an interest rate swap agreement which fixed the interest rate on $300 million of the Revolver. Pursuant to the swap agreement which matures April 1, 2001, IPALCO will pay interest at a fixed rate of 6.3575% to a swap counter party and will receive a variable rate of interest in return based on one month LIBOR. The result is to effectively establish a 6.6825% fixed rate of interest on $300 million of the Revolver. During June, 1997, IPALCO retired $50,000,000 of the $401,000,000 debt issued in April, 1997.

         On May 1, 1997, IPL retired First Mortgage Bonds, 5 5/8% Series, due May 1, 1997, in the amount of $11,250,000.

         On June 13, 1997, Mid-America Energy Resources issued $50 million in long-term notes payable at a fixed rate of 8.03% with the first principal payment due September 1, 1998. The average life of the debt is 10 years with the final maturity on June 13, 2012, and with an initial required escrow balance of $6.95 million.

Rate Relief
-----------

         The Indiana Utility Regulatory Commission approved a two-step rate increase for IPL electric retail customers in August 1995. The initial step increase was effective September 1, 1995, and the second step increase became effective July 1, 1996.

RESULTS OF OPERATIONS

         Comparison of Second Quarter and Six Months Ended June 30, 1997
         ---------------------------------------------------------------
             with Second Quarter and Six Months Ended June 30, 1996
             ------------------------------------------------------

         Earnings per share during the second quarter of 1997 were $0.46, or $0.03 above the $0.43 attained in the comparable 1996 period. Earnings per share during the six months ended June 30, 1997, were $1.12, or $0.07 above the $1.05 attained in the comparable 1996 period. The following discussion highlights the factors contributing to the second quarter and six months ended results.

Operating Revenues
------------------

       Operating revenues during the second quarter and six months ended of 1997 increased from the comparable 1996 periods by $1.1 million and $4.9 million, respectively. The increases in revenues resulted from the following:

                                                         Increase (Decrease) from Comparable Period
                                                         ------------------------------------------
                                                           Three Months Ended    Six Months Ended
                                                           ------------------    ----------------
                                                                    (Millions of Dollars)

       Increase in base electric rates                            $   5.9        $  12.7
       Decreased Kilowatt-hour (KWH) sales - net of fuel             (5.5)          (8.0)
       Fuel revenues                                                 (2.2)          (5.0)
       Steam revenues                                                 0.1           (0.6)
       Sales for resale                                               2.1            4.2
       Other revenues                                                 0.7            1.6
                                                                  -------        -------
       Total change in operating revenues                         $   1.1        $   4.9
                                                                  =======        =======

         The increases in base rate electric revenues are the result of new tariffs, effective July 1, 1996, designed to produce $25-million additional annual revenues. The decrease in retail KWH sales was due to milder weather. During the second quarter of 1997 cooling degree days decreased 38%, and in the first quarter of 1997, heating degree days decreased 12%, compared to the same periods in 1996. The changes in fuel revenues in 1997 from the prior year reflect changes in total fuel costs billed customers. The increased wholesale sales during the second quarter and six months ended of 1997, as compared to the same periods in 1996, reflect energy requirements of other utilities and increased wholesale marketing efforts.

Operating Expenses
------------------

         Fuel expenses in the second quarter and six months ended of 1997 decreased from the same periods a year ago by $2.9 million and $5.7 million, respectively. The primary reason for the decrease in the second quarter was a decrease in deferred fuel cost of $2.7 million. A deferred fuel cost decrease of $4.8 million contributed to the six months ended decrease. Additional factors contributing to the six month ended decrease were a decrease of $2.1 million in unit costs of coal and oil and a $1.2 million increase in fuel consumption.

         Other operation expenses in the second quarter and six months ended of 1997 increased from the same periods a year ago by $2.3 million and $1.9 million, respectively. The second quarter increase is comprised of increased outside services of $1.1 million, $0.7 million for increased employee benefits and $0.5 million for other administrative and general expenses. The increase in the second quarter was also due to increased electric distribution expense of $0.7 million and other increased operating expenses which net to an increase of $0.3 million. Partially offsetting these increases to operating expenses in the second quarter was the gain from the sale of emission allowances of $1.0 million. The six months ended variance is primarily related to an increase in outside services of $1.9 million, increases to salaries of $0.9 million and customer accounts expenses of $0.8 million offset by the gain from the sale of emission allowances of $1.2 million.

         Power purchased decreased by $3.2 million and $3.7 million from the comparable periods in 1996 during the second quarter and six months ended of 1997, respectively. The decrease in the second quarter was due to a decrease in demand charges of $3.5 million partially offset by an increase in energy purchases of $0.3 million. The six months ended variance was due also to the decreased demand charges of $3.5 million as well as decreased energy purchases of $0.2 million. The decreased demand charges in both periods are a result of a new power purchase contract taking effect in May of 1997.

         Maintenance expense increased by $1.5 million and $3.4 million during the second quarter and six months ended of 1997 compared to the same periods last year. The second quarter increase was primarily due to the repair of a production unit at the Stout plant. The six month ended increase resulted from a $1.6 million increase for expenses at the Stout plant primarily related to the repair of a production unit. Increased maintenance expenses of $0.8 million for station equipment in transmission, $0.6 million for the Petersburg plant and $0.4 million for other maintenance also contributed to the six month ended increase in expenses.

         Depreciation and amortization expense in the second quarter and six months ended of 1997 increased from the same periods a year ago by $2.5 million and $4.6 million, respectively. These increases primarily resulted from increased depreciable plant balances.

         Income taxes - net for the second quarter and six months ended of 1997 increased from the same periods in 1996 by $1.1 million and $1.9 million, respectively. These increases were primarily due to increased pretax operating income.

         As a result of the foregoing, utility operating income during the second quarter of 1997 decreased 0.4% from the comparable 1996 period, to $36.0 million. Utility operating income during the six months ended of 1997 increased 3.2% from the comparable 1996 period, to $83.6 million.

Other Income and Deductions
---------------------------

         Allowance for equity funds used during construction in the second quarter and six months ended of 1997 decreased from the same periods in 1996 by $0.6 million and $1.3 million, respectively, primarily due to a decreased construction base partially offset by an increased equity rate which resulted in a $0.1 million increase for both of the comparable periods.

         Other - net, which includes the pretax operating and investment income from operations other than IPL as well as non-operating income from IPL increased by $1.0 million in the second quarter of 1997 while decreasing by $0.9 million for the six months ended of 1997, compared to the same periods in 1996. The increase for the second quarter of 1997 was due to increased net revenues from contract work at IPL of $0.4 million, increased district cooling revenues of $0.3 million and increases to other subsidiaries amounting to $0.3 million. The six months ended decrease was primarily due to a gain on the sale of investment securities realized during 1996. Partially offsetting this decrease was an increase at IPL of $0.6 million resulting from contract work, an increase at IPALCO of $0.3 million due to decreased operating costs as well as a net increase to other subsidiaries of $0.2 million.

         Income taxes - net, which includes taxes on operations other than IPL, in the second quarter and six months ended of 1997 decreased from the same periods in 1996 by $2.1 million and $3.0 million, respectively, primarily due to increased interest expense at IPALCO. The six month ended decrease also reflects the sale of investment securities in 1996.

Interest and Other Charges
--------------------------

         Interest expense in the second quarter and six months ended of 1997 increased from the same periods in 1996 by $4.4 million and $3.4 million, respectively. Interest expense of $5.9 million at IPALCO for the $401 million debt issued in April of 1997 contributed to both of the variances. Other factors contributing to the second quarter increase include an increase of $0.4 million at Mid-America for increased long-term debt and a decrease in interest expense at IPL of $1.9 million due to the retirement of long-term debt in 1996 and 1997 as well as decreased short-term debt. Other factors contributing to the six month ended variance include increased expense at Mid-America of $0.6 million and decreased expense at IPL of $3.1 million. IPL's decrease was due to the redemption of $15 million and $50 million debt issues during 1996 and $11.3 million in 1997 as well as decreased short-term debt.

         Allowance for borrowed funds used during construction for the second quarter and six months ended of 1997 decreased from the comparable periods in 1996 by $1.4 million and $2.8 million, respectively, due to a decreased construction base.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The Annual Meeting of shareholders of IPALCO Enterprises, Inc. was held on May 21, 1997. At the Annual Meeting, an amendment to the Articles of Incorporation was approved that increased the number of authorized shares of IPALCO's common stock from 145 million to 290 million. The vote was 32,428,359 in favor, and 4,081,008 against, with 680,354 abstaining. At the same meeting, approval of the IPALCO Enterprises, Inc. 1997 Stock Option Plan occurred. The vote was 33,169,046 in favor and 2,974,503 against, with 1,046,172 abstaining.

         At the same meeting the following five directors in Class II were elected to terms of three years each which expire in April, 2000. Each director received the following numbers of votes as shown opposite his or her name:

         Director                       Votes For               Votes Withheld
         --------                       ---------               --------------

         Joseph D. Barnette, Jr.        36,377,536                    812,185
         Max L. Gibson.                 36,376,851                    812,870
         Ramon L. Humke                 36,287,580                    902,141
         Andrew J. Paine                35,954,076                  1,235,645
         Sallie W. Rowland              36,285,274                    904,447


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a) Exhibits. Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof. The management contracts or compensatory plans are marked with a double asterisk (**) after the description of the contract or plan.

3.1      Articles of Incorporation of IPALCO Enterprises, Inc., as amended.

3.2* Bylaws of IPALCO Enterprises, Inc., as amended. (Exhibit 3.2 to the Form 10-Q dated 3-31-97.)

4.1* IPALCO Enterprises, Inc. IPALCO PowerInvest Dividend Reinvestment and Direct Stock Purchase Plan.(Exhibit 4.1 to the Form 10-Q dated 9-30-96.)

4.2* IPALCO Enterprises, Inc. and First Chicago Trust Company of New York (Rights Agreement). (Exhibit 4.2 to the Form 10-K for the year ended 12-31-94.)

10.1     IPALCO Enterprises, Inc. 1997 Stock Option Plan. **

11.1     Computation of Per Share Earnings.

21.1* Subsidiaries of the Registrant. (Exhibit 21.1 to the Form 10-K dated 12-31-96.)

27.1     Financial Data Schedule.

99.1 First Amendment to Credit Agreement by and among IPALCO Enterprises, Inc., Bank One, Indiana, National Association, National City Bank of Indiana, The First National Bank of Chicago, The Bank of Tokyo-- Mitsubishi, Ltd., Keybank National Association, The Sanwa Bank, Limited, Chicago Branch, Wachovia Bank of Georgia, N. A. The Bank of Nova Scotia, Dai-ichi Kangyo Bank, Ltd., Chicago Branch, The Industrial Bank of Japan, Limited, Morgan Guaranty Trust Company of New York,The Sumitomo Bank, Ltd.,and Suntrust Bank,Central Florida,N.A.

         (b)      Reports on Form 8-K.

                  None.




                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   IPALCO ENTERPRISES, INC.
                                                         (Registrant)



Date:            August 13, 1997               /s/ John R. Brehm
      ----------------------------------       -------------------------------
                                                   John R. Brehm
                                                   Vice President and Treasurer



Date:            August 13, 1997               /s/ Stephen J. Plunkett
      ----------------------------------       -------------------------------
                                                   Stephen J. Plunkett
                                                   Controller