Form 10-Q
period 1997-09-30
IPALCO ENTERPRISES INC
filed 1997-11-13
CIK 728391

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934


 For the quarterly period ended
       September 30, 1997                       Commission File Number 1-8644



                            IPALCO ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

          Indiana                                         35-1575582
 (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

      One Monument Circle
      Indianapolis, Indiana                                 46204
 (Address of principal executive offices)                 (Zip Code)


 Registrant's telephone number, including area code:  317-261-8261



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  Yes  X   No
                                                        ----    ----

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Class                                  Outstanding At September 30, 1997
    -----                                  ---------------------------------
Common (Without Par Value)                        44,605,417 Shares

                    IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                      INDEX
                                      -----

                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

  Statements of Consolidated Income - Three Months Ended and
     Nine Months Ended September 30, 1997 and 1996                        2

  Consolidated Balance Sheets - September 30, 1997 and
     December 31, 1996                                                    3

  Statements of Consolidated Cash Flows -
     Nine Months Ended September 30, 1997 and 1996                        4

  Notes to Consolidated Financial Statements                             5-8

  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                      9-13

PART II.  OTHER INFORMATION                                            14-16
--------  -----------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                        Statements of Consolidated Income
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)


                                                                    Three Months Ended                 Nine Months Ended
                                                                       September 30                       September 30
                                                                   1997             1996              1997              1996
                                                             ---------------  ----------------  ----------------  ---------------
UTILITY OPERATING REVENUES:
  Electric                                                   $      202,916   $       198,579   $       561,528   $      551,680
  Steam                                                               7,639             7,093            28,029           28,059
                                                             ---------------  ----------------  ----------------  ---------------
    Total operating revenues                                        210,555           205,672           589,557          579,739
                                                             ---------------  ----------------  ----------------  ---------------

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                             44,475            40,962           123,597          125,745
    Other                                                            36,269            34,667           104,524          100,978
  Power purchased                                                     1,365             4,868             6,655           13,883
  Purchased steam                                                     1,223             1,497             5,126            5,148
  Maintenance                                                        14,765            15,743            48,076           45,669
  Depreciation and amortization                                      25,733            25,178            77,977           72,857
  Taxes other than income taxes                                       8,274             8,210            25,273           25,544
  Income taxes - net                                                 25,533            23,384            61,830           57,786
                                                             ---------------  ----------------  ----------------  ---------------
    Total operating expenses                                        157,637           154,509           453,058          447,610
                                                             ---------------  ----------------  ----------------  ---------------
UTILITY OPERATING INCOME                                             52,918            51,163           136,499          132,129
                                                             ---------------  ----------------  ----------------  ---------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                   893               976             3,174            4,596
  Other - net                                                        (1,411)           (2,673)           (4,185)          (4,532)
  Income taxes - net                                                  3,434             1,167             7,353            2,039
                                                             ---------------  ----------------  ----------------  ---------------
    Total other income and (deductions) - net                         2,916              (530)            6,342            2,103
                                                             ---------------  ----------------  ----------------  ---------------
INCOME BEFORE INTEREST AND OTHER CHARGES                             55,834            50,633           142,841          134,232
                                                             ---------------  ----------------  ----------------  ---------------

INTEREST AND OTHER CHARGES:
  Interest                                                           17,753            12,685            46,449           37,996
  Allowance for borrowed funds used during construction                (227)              (15)             (699)          (3,325)
  Preferred dividend requirements of subsidiary                         795               795             2,386            2,386
                                                             ---------------  ----------------  ----------------  ---------------
    Total interest and other charges - net                           18,321            13,465            48,136           37,057
                                                             ---------------  ----------------  ----------------  ---------------
NET INCOME                                                   $       37,513   $        37,168   $        94,705   $       97,175
                                                             ===============  ================  ================  ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                           44,582            56,930            49,042           56,900
                                                             ===============  ================  ================  ===============
     (Note 2)
EARNINGS PER SHARE OF COMMON STOCK                           $         0.84   $          0.65   $          1.93   $         1.71
                                                             ===============  ================  ================  ===============
     (Note 2)
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                 $         0.25   $          0.37   $          0.75   $         1.11
                                                             ===============  ================  ================  ===============
     (Note 2)


See notes to consolidated financial statements.

                                   IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                          Consolidated Balance Sheets
                                                 (In Thousands)
                                                  (Unaudited)
                                                                           September 30            December 31
                             ASSETS                                            1997                    1996
                             ------
                                                                         -----------------       ----------------
UTILITY PLANT:
  Utility plant in service                                               $      2,800,741        $     2,763,305
  Less accumulated depreciation                                                 1,107,851              1,048,492
                                                                         -----------------       ----------------
      Utility plant in service - net                                            1,692,890              1,714,813
  Construction work in progress                                                    61,934                 63,243
  Property held for future use                                                     10,224                  9,913
                                                                         -----------------       ----------------
      Utility plant - net                                                       1,765,048              1,787,969
                                                                         -----------------       ----------------
OTHER ASSETS:
  Nonutility property - at cost, less accumulated depreciation                    105,982                108,290
  Other investments                                                                 6,762                  5,371
                                                                         -----------------       ----------------
      Other assets - net                                                          112,744                113,661
                                                                         -----------------       ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                        27,213                 19,317
  Accounts receivable (less allowance for doubtful
   accounts - 1997, $1,466 and 1996, $1,159)                                        8,459                 11,099
  Fuel - at average cost                                                           28,527                 30,625
  Materials and supplies - at average cost                                         49,917                 52,727
  Prepayments and other current assets                                              5,526                  9,931
                                                                         -----------------       ----------------
      Total current assets                                                        119,642                123,699
                                                                         -----------------       ----------------
DEFERRED DEBITS:
  Regulatory assets                                                               129,036                137,974
  Miscellaneous                                                                    28,815                 19,766
                                                                         -----------------       ----------------
      Total deferred debits                                                       157,851                157,740
                                                                         -----------------       ----------------
              TOTAL                                                      $      2,155,285        $     2,183,069
                                                                         =================       ================

                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                         $        393,604        $       389,966
    Premium on 4% cumulative preferred stock                                        1,363                  1,363
    Retained earnings                                                             524,552                466,397
    Treasury Stock                                                               (401,262)                     -
                                                                         -----------------       ----------------
      Total common shareholders' equity                                           518,257                857,726
  Cumulative preferred stock of subsidiary                                         51,898                 51,898
  Long-term debt (less current maturities and
   sinking fund requirements)                                                   1,033,134                662,591
                                                                         -----------------       ----------------
      Total capitalization                                                      1,603,289              1,572,215
                                                                         -----------------       ----------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                       10,000                 46,000
  Current maturities and sinking fund requirements                                 12,794                 11,250
  Accounts payable and accrued expenses                                            53,067                 62,222
  Dividends payable                                                                12,250                 22,212
  Taxes accrued                                                                    20,507                 23,159
  Interest accrued                                                                 11,644                 13,354
  Other current liabilities                                                        13,968                 14,519
                                                                         -----------------       ----------------
      Total current liabilities                                                   134,230                192,716
                                                                         -----------------       ----------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                         309,738                303,473
  Unamortized investment tax credit                                                45,513                 47,722
  Accrued postretirement benefits                                                  18,760                 23,635
  Accrued pension benefits                                                         40,316                 37,283
  Miscellaneous                                                                     3,439                  6,025
                                                                         -----------------       ----------------
      Total deferred credits and other long-term liabilities                      417,766                418,138
                                                                         -----------------       ----------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                      $      2,155,285        $     2,183,069
                                                                         =================       ================

See notes to consolidated financial statements.

                                 IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                   Statements of Consolidated Cash Flows
                                              (In Thousands)
                                                (Unaudited)

                                                                                 Nine Months Ended
                                                                                    September 30
                                                                               1997                1996
                                                                         ---------------     ---------------
CASH FLOWS FROM OPERATIONS:
  Net income before preferred dividend requirements of subsidiary        $       97,091      $       99,561
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                77,640              72,526
    Amortization of regulatory assets                                            12,800              12,149
    Deferred income taxes and investment tax credit adjustments - net              (262)                245
    Allowance for funds used during construction                                 (3,873)             (7,921)
  Change in certain assets and liabilities:
    Accounts receivable                                                           2,640              (1,316)
    Fuel, materials and supplies                                                  4,908                (925)
    Accounts payable                                                             (9,155)            (24,629)
    Taxes accrued                                                                (2,652)              1,562
    Accrued pension benefits                                                      3,033               3,951
    Other - net                                                                  (2,457)             (6,371)
                                                                         ---------------     ---------------
Net cash provided by operating activities                                       179,713             148,832
                                                                         ---------------     ---------------

CASH FLOWS FROM INVESTING:
  Proceeds from maturities of marketable securities                                   -               3,810
  Construction expenditures - utility                                           (47,801)            (61,920)
  Construction expenditures - nonutility                                         (1,260)             (3,588)
  Other                                                                         (10,838)             (8,993)
                                                                         ---------------     ---------------
Net cash used in investing activities                                           (59,899)            (70,691)
                                                                         ---------------     ---------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                    451,300               1,600
  Retirement of long-term debt                                                  (79,250)            (18,700)
  Short-term debt - net                                                         (36,000)              8,611
  Dividends paid                                                                (48,900)            (64,945)
  Issuance of common stock related to incentive compensation plans                2,919               2,750
  Reacquired common stock                                                      (401,262)                  -
  Other                                                                            (725)                154
                                                                         ---------------     ---------------
Net cash used in financing activities                                          (111,918)            (70,530)
                                                                         ---------------     ---------------
Net increase in cash and cash equivalents                                         7,896               7,611
Cash and cash equivalents at beginning of period                                 19,317              11,554
                                                                         ---------------     ---------------
Cash and cash equivalents at end of period                               $       27,213      $       19,165
                                                                         ===============     ===============

------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                 $       46,567      $       37,037
                                                                         ===============     ===============
    Income taxes                                                         $       49,353      $       49,898
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

2.      COMMON STOCK
                                                                           Shares           Amount
                                                                         ----------      ------------
       Balance at December 31, 1996                                      57,034,912      $389,966,251
           Restricted stock issued (1st Quarter)                              1,628            44,363
            Exercise of stock options (1st Quarter)                           2,500            55,986
            Adjustment for restricted stock (1st Quarter)                        -            300,784
           Exercise of stock options (2nd Quarter)                           65,304         1,738,332
           Adjustment for restricted stock (2nd Quarter)                         -             84,220
           Exercise of stock options (3rd Quarter)                           40,501         1,125,323
           Adjustment for restricted stock (3rd Quarter)                         -            288,753
                                                                                         ------------
       Balance at September 30, 1997                                                     $393,604,012
                                                                                         ============
             Less shares reacquired by Treasury (2nd Quarter)           (12,539,428)
                                                                         ----------
       Shares issued and outstanding at September 30, 1997               44,605,417
                                                                         ==========

        On February 25, 1997, the Board of Directors authorized the repurchase of up to 12 million shares of IPALCO's common stock through a "Dutch auction" self-tender offer. On March 27, the Dutch Auction ended with 12,539,428 shares of common stock having been tendered to the Company and not withdrawn at or below $32 dollars per share. The Board of Directors subsequently elected to purchase all shares tendered at or below $32 per share for $32 per share. The shares were purchased on April 8, 1997, through the issuance of long term debt in the amount of $401 million (see Note 3, Long-term debt). All 12,539,428 shares remain in Treasury stock.

3.      LONG-TERM DEBT

        On April 4, 1997 IPALCO Enterprises, Inc. entered into a $401 million Revolving Credit Facility (the "Revolver") with Bank One, Indiana, National Association, National City Bank of Indiana, and The First National Bank of Chicago with a maturity of March 31, 2002. The proceeds of this Revolver were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common capital stock. Interest is payable monthly and is based on a spread over LIBOR. In conjunction with the issuance of the Revolver, IPALCO entered into an interest rate swap agreement which fixed the interest rate on $300 million of the Revolver. Pursuant to the swap agreement which matures April 1, 2001, IPALCO will pay interest at a fixed rate of 6.3575% to a swap counter party and will receive a variable rate of interest in return based on one month LIBOR. The result is to effectively establish a 6.6825% fixed rate of interest on $300 million of the Revolver. The remaining balance on the original $401 million Revolver was $333 million at September 30, 1997.

        On May 1, 1997, IPL retired First Mortgage Bonds, 5 5/8% Series, due May 1, 1997, in the amount of $11,250,000.

        On June 13, 1997, Mid-America Energy Resources, a subsidiary of Mid-America Capital Resources, issued $50 million in long-term notes payable at a fixed rate of 8.03% with the first principal payment due September 1, 1998. The average life of the debt is 10 years with a final maturity on June 13, 2012, and with an initial required escrow balance of $6.95 million. A substantial portion of the proceeds from these notes was used to pay back intercompany debt and return capital to Mid-America Capital Resources.

4.      NEW ACCOUNTING STANDARDS

        Effective December,  1997,  Statement of Financial  Accounting Standards
        (SFAS) No. 128, relating to the computation and presentation of earnings per share, becomes effective. SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Management has determined that the adoption of SFAS 128 will not have a material effect on the accompanying consolidated financial statements.

        In June, 1997, SFAS No. 130, "Comprehensive Income," was issued and becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet determined the effect, if any, of SFAS 130 on the consolidated financial statements.

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

5.      SALE OF ACCOUNTS RECEIVABLE

        In December, 1996, IPL entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of its accounts receivable, including accounts receivable for KWH delivered but not billed, up to an aggregate maximum at any one time of $50 million. Accounts receivable on the Consolidated Balance Sheets are net of the $50 million interest sold under the IPL agreement. The gross amount of receivables sold was $55.6 million, of which $5.6 million was replaced with a receivable from the purchasing party.

6.      STOCK-BASED COMPENSATION

        On May 21, 1997, the IPALCO Enterprises, Inc. 1997 Stock Option Plan for officers and other key employees was approved by the shareholders of IPALCO. Two million shares of common stock were reserved for issuance under the 1997 Plan. As of September 30, 1997, grants representing 1,067,250 shares have been made from this plan. The maximum period for exercising an option may not exceed 10 years and one day after the grant, provided however, that the incentive stock options shall have terms not in excess of 10 years.

       A summary of options issued under IPALCO's stock option plans is as follows:

                                              Weighted Average             Range of Option          Number of
                                               Price per Share             Price per Share            Shares
                                              ----------------           -------------------        ----------
Outstanding, December 31, 1996................       24.12               16.8317 -  25.3725         1,023,570
  Granted.....................................       31.38                          31.375          1,132,500
  Granted.....................................       30.50                          30.50              42,000
  Exercised...................................       24.52               16.8317 -  31.375           (108,305)
                                                                                                    ---------
Outstanding, September 30, 1997...............       28.16               16.8317 -  31.375          2,089,765
                                                                                                    =========

        Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock based plan have been applied by IPALCO. No compensation cost has been recognized for the plans because the stock options price is equal to fair value at the grant date. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," IPALCO's net income for the nine months ended September 30, 1997, would have decreased from $ 94.7 million ($1.93 per share) to the pro forma amount of $91.1 million ($1.86 per share). IPALCO's net income and earnings per share for the similar period in 1996 would not change. IPALCO estimated the SFAS No. 123 fair value by utilizing the binomial options pricing model with the following assumptions: dividend yields of 3.19% to 6.88%, risk-free rates of 6.38% to 6.88%, volatility of 12% to 13% and expected lives of 5 years.

7.      SUBSEQUENT EVENTS

        On October 9, 1997, an amendment to the Articles of Incorporation of Indianapolis Power & Light Company was adopted at a special meeting of shareholders. The amendment removed a provision of the articles that limited IPL's ability to issue unsecured debt, including short-term debt.

        IPALCO purchased shares of IPL's preferred stock on October 17, 1997, pursuant to the terms of a tender offer concluded October 8, 1997. This purchase was accomplished using proceeds obtained with the use of a $22 million increase to IPALCO's Revolving Credit Facility originally obtained in April, 1997. The following table shows the number of shares purchased for each class of preferred stock.

           Class                        Shares       Rate       Amount
           ------------------------------------------------------------
              4% Series.............    52,389     $71.38   $ 3,739,527
              4.2% Series...........    19,669      77.72     1,528,675
              4.6% Series...........    27,519      85.12     2,342,417
              4.8% Series...........    28,070      88.82     2,493,177
              6% Series.............    59,200     103.00     6,097,600
              8.2% Series...........    65,828     102.00     6,714,456
                                        ------              -----------
        Total shares purchased         252,675              $22,915,852
                                       =======              ===========

       After IPALCO's purchase, the stock was subsequently purchased from IPALCO by IPL at IPALCO's cost and canceled. As a result, the stock is no longer deemed issued and outstanding on the books of IPL. Following IPL's subsequent purchase, preferred stock consisted of the following:

                                                                October 31, 1997
                                                           ---------------------------
                                                                                              Oct. 31      Dec. 31
                                                             Shares           Call           ----------------------
                                                           Outstanding        Price            1997          1996
                                                           -----------      --------         --------      --------
                                                                                             (Thousands of Dollars)
Cumulative $100 Par Value,
     authorized 2,000,000 shares
     4% Series..........................................       47,611       $ 118.00         $  4,761      $ 10,000
     4.2% Series........................................       19,331         103.00            1,933         3,900
     4.6% Series........................................        2,481         103.00              248         3,000
     4.8% Series........................................       21,930         101.00            2,193         5,000
     6% Series..........................................       40,800         102.00            4,080        10,000
     8.2% Series........................................      134,157         101.00           13,416        19,998
                                                              -------                        --------      --------
       Total cumulative preferred stock                       266,310                         $26,631       $51,898
                                                              =======                        ========      ========

        On October 28, 1997, Indianapolis Power & Light Company's Board of Directors resolved to call for redemption all shares of IPL's 6.0% and 8.2% Cumulative Preferred Stock issued and outstanding on December 15, 1997, at a price per share, payable to shareholders of record of $102 and $101, respectively, together with dividends accrued through the date of redemption.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Material changes in the consolidated financial condition and results of operations of IPALCO Enterprises, Inc. (Enterprises), except where noted, are attributed to the operations of Indianapolis Power & Light Company (IPL). Consequently, the following discussion is centered on IPL.

LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

         The Board of Directors of Enterprises on August 26, 1997, declared a quarterly dividend on common stock of 25 cents per share compared to 37 cents per share declared in the third quarter of 1996. The dividend was paid October 15, 1997, to shareholders of record September 19, 1997.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, as well as expenditures for environmental compliance. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $17.3 million during the third quarter ended September 30, 1997, representing a $0.8 million increase from the comparable period in 1996. Internally generated cash provided by IPL's operations was used for IPL construction expenditures during the third quarter of 1997. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $49.1 million during the nine months ended September 30, 1997, representing a $16.4 million decrease from the comparable period in 1996. This difference is mostly related to reduced construction spending in 1997 compared to 1996 for the scrubbers at IPL's Petersburg Generating Station that went into service in June 1996. Internally generated cash provided by IPL's operations was used for IPL construction expenditures during the first nine months of 1997. As a result of IPL's new basic electric rates and charges and reduced capital spending, IPL anticipates continued improving liquidity.

         The five-year construction program has not changed from that previously reported in IPALCO's 1996 Form 10-K report. (See "Future Performance" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPALCO's 1996 Form 10-K report for further discussion).

         On April 4, 1997 IPALCO Enterprises, Inc. entered into a $401 million Revolving Credit Facility (the "Revolver") with Bank One, Indiana, National Association, National City Bank of Indiana, and The First National Bank of Chicago with a maturity of March 31, 2002. The proceeds of this Revolver were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common capital stock. Interest is payable monthly and is based on a spread over LIBOR. In conjunction with the issuance of the Revolver, IPALCO entered into an interest rate swap agreement which fixed the interest rate on $300 million of the Revolver. Pursuant to the swap agreement which matures April 1, 2001, IPALCO will pay interest at a fixed rate of 6.3575% to a swap counter party and will receive a variable rate of interest in return based on one month LIBOR. The result is to effectively establish a 6.6825% fixed rate of interest on $300 million of the Revolver. The remaining balance on the original $401 million Revolver was $333 million at September 30, 1997.

         On May 1, 1997, IPL retired First Mortgage Bonds, 5 5/8% Series, due May 1, 1997, in the amount of $11,250,000.

        On June 13, 1997, Mid-America Energy Resources issued $50 million in long-term notes payable at a fixed rate of 8.03% with the first principal payment due September 1, 1998. The average life of the debt is 10 years with the final maturity on June 13, 2012, and with an initial required escrow balance of $6.95 million. A substantial portion of the proceeds from these notes was used to pay back intercompany debt and return capital to Mid-America Capital Resources.

Rate Relief
-----------

         The Indiana Utility Regulatory Commission approved a two-step rate increase for IPL electric retail customers in August 1995. The initial step increase was effective September 1, 1995, and the second step increase became effective July 1, 1996.

RESULTS OF OPERATIONS

      Comparison of Third Quarter and Nine Months Ended September 30, 1997
      --------------------------------------------------------------------
           with Third Quarter and Nine Months Ended September 30, 1996
           -----------------------------------------------------------

         Net income during the third quarter of 1997 was $37.5 million ($0.84 per share), or $0.3 million above net income for the comparable 1996 period. Net income during the nine months ended September 30, 1997, was $94.7 million ($1.93 per share), or $2.5 million below net income for the comparable 1996 period. The following discussion highlights the factors contributing to the third quarter and nine months ended results.

Operating Revenues
------------------

       Operating revenues during the third quarter and nine months ended of 1997 increased from the comparable 1996 periods by $4.9 million and $9.8 million, respectively. The increases in revenues resulted from the following:

                                                               Increase (Decrease) from Comparable Period
                                                               ------------------------------------------
                                                              Three Months Ended         Nine Months Ended
                                                              ------------------         -----------------
                                                                          (Millions of Dollars)

       Increase in base electric rates                            $   -                     $  12.7
       Change in Kilowatt-hour (KWH) sales - net of fuel              0.9                      (7.1)
       Fuel revenues                                                  0.3                      (4.7)
       Steam revenues                                                 0.6                       -
       Sales for resale                                               2.8                       7.0
       Other revenues                                                 0.3                       1.9
                                                                  -------                   -------
       Total change in operating revenues                         $   4.9                   $   9.8
                                                                  =======                   =======


         The increase in base rate electric revenues for the nine month ended period is the result of new tariffs, effective July 1, 1996, designed to produce $25 million additional annual revenues. The decrease in retail KWH sales for the nine months ended period was due to milder weather partially offset by customer growth. Heating degree days and cooling degree days for the nine months ended September 30, 1997, decreased by 6.6% and 16.9%, respectively, from the same period in 1996. The changes in fuel revenues in 1997 from the prior year reflect changes in total fuel costs billed customers. The increased wholesale sales during the third quarter and nine months ended of 1997, as compared to the same periods in 1996, reflect energy requirements of other utilities and increased wholesale marketing efforts.

Operating Expenses
------------------

         Fuel expenses in the third quarter of 1997 increased $3.5 million from the same period a year earlier while decreasing $2.1 million for the nine months of 1997, compared to the previous year. The increase in the third quarter was due to increases in fuel consumption of $2.3 million, deferred fuel cost of $1.0 million as well as increased unit costs of coal and oil of $0.2 million. The nine-month variance from 1996 was due to decreases in deferred fuel costs of $3.8 million and unit costs of coal and oil of $1.9 million partially offset by an increase in fuel consumption of $3.6 million.

         Power purchased decreased by $3.5 million and $7.2 million from the comparable periods in 1996 during the third quarter and first nine months of 1997, respectively. The decrease in the third quarter was due to a decrease in demand charges of $3.3 million and to energy purchases of $0.2 million. The nine-month variance was due to decreased demand charges of $6.7 million as well as decreased energy purchases of $0.5 million. The decreased demand charges in both periods resulted from a new power purchase contract taking effect in May of 1997.

         Maintenance expense decreased by $1.0 million in the third quarter of 1997 while increasing $2.4 million for the first nine months of 1997, compared to the same periods the previous year. The third quarter decrease was related to the overhaul of a production unit at the Pritchard Plant during the third quarter of 1996. The nine-month increase resulted from a $2.0 million increase for expenses at the Stout Plant primarily related to the repair of a production unit. Increased maintenance expenses of $0.7 million for station equipment in transmission also contributed to the nine-month variance.

         Depreciation and amortization expense in the third quarter and nine months ended September 30, 1997, increased from the same periods a year earlier by $0.6 million and $5.1 million, respectively. These increases primarily resulted from increased depreciable plant balances.

         Income taxes - net for the third quarter and nine months ended September 30, 1997, increased from the same periods in 1996 by $2.1 million and $4.0 million, respectively. These increases were primarily due to increased pretax operating income.

         As a result of the foregoing, utility operating income during the third quarter of 1997 increased 3.4% from the comparable 1996 period, to $52.9 million. Utility operating income during the nine months ended September 30, 1997, increased 3.3% from the comparable 1996 period, to $136.4 million.

Other Income and Deductions
---------------------------

         Allowance for equity funds used during construction in the third quarter and nine months ended September 30, 1997, decreased from the same periods in 1996 by $0.1 million and $1.4 million, respectively. The third quarter decrease was due to amortization ending in August of 1997, of certain deferred Petersburg Plant assets. This decrease was partially offset in the third quarter by an increased equity rate. The nine- month variance resulted from a decreased construction base and the ending of amortization of certain deferred assets.

         Other - net, which includes the pretax operating and investment income from operations other than IPL as well as non-operating income from IPL increased by $1.3 and $0.3 million in the third quarter and nine months ended periods of 1997, respectively, compared to the same periods in 1996. The increase for the third quarter of 1997 was due to increased revenues and decreased operating costs at Mid-America of $1.0 million as well as increased net revenues from contract work at IPL of $0.2 million. The nine-month increase was primarily due to increased miscellaneous income at IPL of $0.8 million resulting from contract work as well as decreased operating costs at Mid-America partially offset by a gain on the sale of investment securities realized during 1996.

         Income taxes - net, which includes taxes on operations other than IPL, in the third quarter and nine months ended September 30, 1997, decreased from the same periods in 1996 by $2.3 million and $5.3 million, respectively, primarily due to increased interest expense at IPALCO. The nine-month decrease also reflects the sale of investment securities in 1996.


Interest and Other Charges
--------------------------

         Interest expense in the third quarter and nine months ended September 30, 1997, increased from the same periods in 1996 by $5.1 million and $8.5 million, respectively. Interest expense of $5.8 million and $11.7 million at IPALCO for the Revolving Credit Facility issued in April of 1997 contributed to the third quarter and nine-month variances, respectively. Other factors contributing to the third quarter increase include an increase of $1.2 million at Mid-America for long-term debt issued during 1997 and a decrease in interest expense at IPL of $1.9 million due to the retirement of long-term debt in 1996 and 1997 as well as decreased short-term debt. Other factors contributing to the September 30, 1997, year-to-date variance include increased expense at Mid-America of $1.8 million and decreased expense at IPL of $5.0 million. IPL's decrease was due to the redemption of $15 million and $50 million debt issues during 1996 and $11.3 million in 1997 as well as decreased short-term debt.

         Allowance for borrowed funds used during construction for the third quarter increased $0.2 million while decreasing for the nine months ended September 30, 1997, by $2.6 million, from the comparable periods in 1996. The third quarter change resulted from an increase in the construction base and an increase in the borrowed funds rate. A decreased average construction base for the nine months ended September 30, 1997, resulted in the $2.6 million decrease compared to 1996.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
-------  -----------------

         On August 18, 1997, Region V of the U. S. Environmental Protection Agency issued to IPL a Notice of Violation (NOV) under the Clean Air Act. The NOV alleged that particulate matter emissions from IPL's Perry K Units 11 and 12 exceeded applicable limits on three dates in 1995, that particulate matter emissions from Perry K Units 15 and 16 exceeded applicable limits on a single date in each of 1994 and 1995, and that sulfur dioxide emissions exceeded the applicable limit on four days in the first quarter of 1997. IPL disagrees with the Agency's interpretations of the applicable rules and believes that the Perry K Plant has been in compliance with applicable limits. Representatives of IPL met with the Agency on September 24, 1997, in an attempt to resolve the matter and have subsequently provided the Agency with additional information on the operation of the Plant. If IPL were adjudged to have violated applicable emission limits, it could be subject to maximum penalties of $25,000 per day of violation.

Item 5.  Other Information
-------  -----------------

         On July 16, 1997, the United States Environmental Protection Agency promulgated final regulations which amended the National Ambient Air Quality Standards by introducing standards for fine particulate matter and creating new ozone standards. Existing sources that cause or contribute to nonattainment regions will likely be subject to additional regulatory requirements, including possible emission reductions. New sources wanting to build facilities in nonattainment areas may also be subject to additional control requirements and may be required to offset their emissions. Because power plants emit certain air pollutants that could contribute to the formation of ambient ozone and fine particulate matter, there is a possibility that existing Company sources will be required to be retrofitted with additional air pollution controls in the future. Congressional intervention and/or litigation regarding the standards are probable. Due to these uncertainties, it is not presently possible to predict the potential impacts associated with implementation of these standards on the Company's facilities.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a) Exhibits. Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof. The management contracts or compensatory plans are marked with a double asterisk (**) after the description of the contract or plan.

3.1* Articles of Incorporation of IPALCO Enterprises, Inc., as amended. (Exhibit 3.1 to the Form 10-Q dated 6-30-97.)

3.2* Bylaws of IPALCO Enterprises, Inc., as amended. (Exhibit 3.2 to the Form 10-Q dated 3-31-97.)

4.1* IPALCO Enterprises, Inc. IPALCO PowerInvest Dividend Reinvestment and Direct Stock Purchase Plan.(Exhibit 4.1 to the Form 10-Q dated 9-30-96)

4.2* IPALCO Enterprises, Inc. and First Chicago Trust Company of New York (Rights Agreement).(Exhibit 4.2 to the Form 10-K for the year ended 12-31-94.)

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



                                          IPALCO ENTERPRISES, INC.
                                                (Registrant)



Date:      November 13, 1997              /s/ John R. Brehm
     -----------------------------        ---------------------------
                                              John R. Brehm
                                              Vice President and Treasurer



Date:      November 13, 1997              /s/ Stephen J. Plunkett
     -----------------------------        ---------------------------
                                              Stephen J. Plunkett
                                              Controller