Form 10-K
period 1997-12-31
IPALCO ENTERPRISES INC
filed 1998-02-27
CIK 728391

FORM 10-K

                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the fiscal year ended
       December 31, 1997                   Commission File Number  1-8644

                            IPALCO ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

         Indiana                                             35-1575582
  (State or other jurisdiction                            (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

       One Monument Circle
       Indianapolis, Indiana                                    46204
  (Address of principal executive offices)                    (Zip Code)

         Registrant's telephone number, including area code:  317-261-8261

         Securities Registered Pursuant to Section 12(b) of the Act:

         Title of Each Class          Name of Each Exchange on Which Registered
         -------------------          -----------------------------------------
         IPALCO Enterprises, Inc.                 New York Stock Exchange
          Common Stock (without par value)        Chicago Stock Exchange
         Common Share Purchase Rights             New York Stock Exchange
                                                  Chicago Stock Exchange

         Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.   Yes X   No
                                                        ---    ---

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of January 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was: $1,635,286,835 based on the average of the high and low price of the common stock on such date. As of January 31, 1998, there were 44,863,302 shares of the registrant's common stock (without par value)outstanding.

                      -------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the IPALCO Enterprises, Inc. definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 15, 1998, are incorporated by reference into Part III of this Report.

                                  PART I
                                  ------

Item 1.       BUSINESS
              --------

ORGANIZATION

       IPALCO Enterprises, Inc. (IPALCO) is a holding company and was incorporated under the laws of the state of Indiana on September 14, 1983. It has 14 employees. IPALCO has two (2) subsidiaries: Indianapolis Power & Light Company (IPL), a regulated electric and steam service utility, and Mid-America Capital Resources, Inc. (Mid-America), a holding company for unregulated businesses.

DESCRIPTION OF BUSINESS OF SUBSIDIARIES

                       INDIANAPOLIS POWER & LIGHT COMPANY

GENERAL

       IPL was incorporated under the laws of the state of Indiana in 1926 and is a wholly-owned subsidiary of IPALCO. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy in the city of Indianapolis and neighboring cities, towns, communities, and adjacent rural areas, all within the state of Indiana, the most distant point being about 40 miles from Indianapolis. It also produces, distributes and sells steam within a limited area in such city. There have been no significant changes in the services rendered, or in the markets or methods of distribution, since the beginning of the fiscal year. IPL intends to do business of the same general character as that in which it is now engaged. Existing Indiana law provides for electricity suppliers to have an exclusive retail service area.

       IPL's business is not dependent on any single customer or group of a few customers. IPL's historical retail sales to ultimate consumers for 1993-1997 are depicted at page I-5.

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

REGULATION

       IPL is subject to regulation by the Indiana Utility Regulatory Commission
(IURC) as to its services and facilities, valuation of property, the construction, purchase or lease of electric generating facilities, classification of accounts, rates of depreciation, rates and charges, issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters. See Note 10 in the Notes to Consolidated Financial Statements.

       In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC), in respect of short-term borrowings not regulated by the IURC, the sale and transmission of electric energy in interstate commerce, the classification of its accounts and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act.

       IPL is also subject to federal, state and local environmental laws and regulations, particularly as to generating station discharges affecting air and water quality. The impact of compliance with such regulations on the capital and operating costs of IPL has been and will continue to be substantial. IPL has developed and implemented a plan to reduce sulfur dioxide and nitrogen oxide emissions from several generating units. This plan was approved by the Environmental Protection Agency (EPA) in 1994. Estimated new annual capital expenditures for all other air, solid waste and water environmental compliance measures are $10 million, $1 million and $.5 million in 1998, 1999 and 2000, respectively.

RETAIL RATEMAKING

       IPL's tariffs for electric and steam service to retail customers (basic rates and charges) are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the Office of the Indiana Utility Consumer Counselor, as well as other interested consumer groups and IPL customers. In Indiana, basic rates and charges are determined after giving consideration, on a proforma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property dedicated to providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Other numerous factors including weather, inflation, customer growth and usage, the level of actual maintenance and capital expenditures and IURC restrictions on the level of operating income can impact the return realized. Substantially all of IPL's retail tariffs provide for the monthly billing or crediting to customers of increases or decreases, respectively, in the actual costs of fuel consumed from estimated fuel costs embedded in base tariffs. Additionally, all such retail tariffs provide for billing of "lost revenue margins" on estimated kilowatt-hour (KWH) sales reductions along with current and deferred costs resulting from IPL's IURC approved demand side management programs (DSM). IPL maintains its books and records consistent with generally accepted accounting principles reflecting the impact of regulation (see Note 1 in the Notes to Consolidated Financial
Statements and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under "Nature of Operations and Regulatory Matters").

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

FUEL

       In 1997, approximately 99.5% of the total KWH sold by IPL were generated from coal, .2% from middle distillate fuel oil, .2% from gas and .1% from purchased steam. In addition to use in oil-fired generating units, fuel oil is used for start up and flame stabilization in coal-fired generating units as well as for coal thawing and coal handling. Gas is used in IPL's newer combustion turbines.

       IPL's long-term coal contracts provide for the supply of the major portion of its burn requirements through the year 1999. The long-term coal agreements are with three suppliers and the coal is mined entirely in the state of Indiana. See Exhibits listed under Part IV Item 14(a)2 of IPL's Form 10-K. It is presently believed that all coal used by IPL will be mined by others. IPL normally carries fuel oil and a 60-day supply of coal to offset unforeseen occurrences such as labor disputes, equipment breakdowns and power sales to other utilities. IPL increases its stockpile to an approximate 80-day supply when strikes are anticipated in the coal industry.

EMPLOYEE RELATIONS

       As of December 31, 1997, IPL had 2,095 employees of whom 1,050 were represented by the International Brotherhood of Electrical Workers, AFL-CIO
(IBEW) and 350 were represented by the Electric Utility Workers Union (EUWU), an independent labor organization. In December 1996, the membership of the IBEW ratified a new labor agreement which remains in effect until December 13, 1999. The agreement provides for general pay adjustments of 3.5% in 1996 and 3.0% in both 1997 and 1998, and changes in pension and health care coverage. In March 1995, the membership of the EUWU ratified a new labor agreement which remains in effect until February 23, 1998. Negotiations are currently underway for a new contract with the EUWU. The old agreement provided for general pay adjustments of 2% in 1995, 1996 and 1997; lump sum payments of $500 in both 1995 and 1996; and changes in pension and health care coverage.

DISPOSITION OF ASSETS

       In 1997, IPL retired and sold its CC Perry W Plant site, including land and improvements, to the State of Indiana White River State Park Commission.

                MID-AMERICA CAPITAL RESOURCES, INC. (Mid-America)

GENERAL

       Mid-America, the holding company for the unregulated activities of IPALCO, has as subsidiaries Indianapolis Campus Energy, Inc. (ICE), Store Heat And Produce Energy, Inc., which conducts business as SHAPE Energy Resources (SHAPE), Cleveland Thermal Energy Corporation (Cleveland Thermal), Cleveland District Cooling Corporation (Cleveland Cooling) and Mid-America Energy Resources, Inc. (Energy Resources). Energy Resources operates a district cooling system in downtown Indianapolis, Indiana.

       Cleveland Thermal owns and operates a district heating system in downtown Cleveland, Ohio. Cleveland Cooling owns and operates a district cooling system also located in downtown Cleveland. Operations at Cleveland Cooling commenced in April 1993, and the system became fully subscribed during 1996. Both Cleveland Thermal and Cleveland Cooling jointly conduct business under the name Cleveland Energy Resources.

       At December 31, 1997, Mid-America held 80% of the common stock of SHAPE. SHAPE conducts research and development of energy storage technology.

       ICE owns and operates an energy system under contract to Eli Lilly and Company (Lilly) to provide cooling capacity to the Lilly Technology Center, in Indianapolis, Indiana. This chilled water facility, located near Morris Street and Kentucky Avenue in Indianapolis began providing chilled water to Lilly in 1996.

EMPLOYEES

       As of December 31, 1997, Mid-America and its subsidiaries had 93 employees. There are no labor organizations.

                                                  IPALCO ENTERPRISES, INC.
                                            STATISTICAL INFORMATION - ELECTRIC

The following table of statistical information presents additional data on IPL's operation.

                                                                       Year Ended December 31,
                                    -----------------------------------------------------------------------------------------------
Operating Revenues (In Thousands):       1997 (1)             1996                1995                1994                1993
----------------------------------------------------    ---------------     ---------------     ---------------     ---------------
  Residential                       $       261,832     $      261,819      $      243,055      $      230,805      $      225,138
  Small industrial and commercial           125,998            132,361             130,780             129,346             127,551
  Large industrial and commercial           306,761            298,720             275,803             266,703             255,945
  Public lighting                             8,457              8,147               7,598               6,949               7,186
  Miscellaneous                              12,050              9,264               8,289               7,186               7,373
                                    ----------------    ---------------     ---------------     ---------------     ---------------
    Revenues - ultimate consumers           715,098            710,311             665,525             640,989             623,193
  Sales for resale - REMC                     1,082              1,141               1,105               1,098                 897
  Sales for resale - other                   21,954             13,312               6,758               7,680               5,237
                                    ----------------    ---------------     ---------------     ---------------     ---------------
      Total electric revenues       $       738,134     $      724,764      $      673,388      $      649,767      $      629,327
                                    ================    ===============     ===============     ===============     ===============

Kilowatt-hour Sales (In Millions):
  Residential                                 4,255              4,367               4,277               4,077               4,014
  Small industrial and commercial             1,972              2,130               2,209               2,207               2,202
  Large industrial and commercial             6,834              6,772               6,509               6,306               6,169
  Public lighting                                57                 58                  61                  64                  62
                                    ----------------    ---------------     ---------------     ---------------     ---------------
    Sales - ultimate consumers               13,118             13,327              13,056              12,654              12,447
  Sales for resale - REMC                        29                 29                  28                  26                  24
  Sales for resale - other                    1,111                725                 394                 456                 321
                                    ----------------    ---------------     ---------------     ---------------     ---------------
      Total kilowatt-hours sold              14,258             14,081              13,478              13,136              12,792
                                    ================    ===============     ===============     ===============     ===============

Customers at End of Year:
  Residential                               374,686            370,029             365,163             360,347             356,015
  Small industrial and commercial            41,148             40,403              39,781              38,849              38,359
  Large industrial and commercial             3,960              3,657               3,557               3,525               3,342
  Public lighting                               346                303                 281                 266                 252
                                    ----------------    ---------------     ---------------     ---------------     ---------------
    Total ultimate consumers                420,140            414,392             408,782             402,987             397,968
  Sales for resale - REMC                         1                  1                   1                   1                   1
                                    ----------------    ---------------     ---------------     ---------------     ---------------
      Total electric customers              420,141            414,393             408,783             402,988             397,969
                                    ================    ===============     ===============     ===============     ===============

(1) 1997 includes estimated electric operating revenue and kilowatt-hour sales for services delivered but not billed during the period (see Note 3 in the Notes to Consolidated Financial Statements).


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

       IPL owns and operates four primarily coal-fired generating plants, three of which are used for only electric generation and one which is used for a combination of electric and steam generation. For electric generation, the total gross nameplate rating is 3,024 MW, winter capability is 3,036 MW and summer capability is 2,956 MW. For steam generation, gross capacity is 1,990 Mlbs. (thousands of pounds) per hour.

       Total Electric Stations:

     H. T. Pritchard plant (Pritchard), located 25 miles southwest of Indianapolis (seven units in service - one in 1949, 1950, 1951, 1956 and 1967 and two in 1953) with 367 MW nameplate rating and net winter and summer capabilities of 344 MW and 341 MW, respectively.

     E. W. Stout plant (Stout) located in the southwest part of Marion County (eleven units in service - one each in 1941, 1947, 1958, 1961, 1967, 1994 and 1995 and four in 1973) with 921 MW nameplate rating and net winter and summer capabilities of 1,000 MW and 924 MW, respectively.

     Petersburg plant (Petersburg), located in Pike County, Indiana (seven units in service - four in 1967 and one each in 1969, 1977 and 1986) with 1,716 MW nameplate rating and net winter and summer capabilities of 1,672 MW.

       Combination Electric and Steam Station:

     C.C. Perry Section K plant (Perry K), located in Indianapolis with 20 MW nameplate rating (net winter capability 20 MW, summer 19 MW) for electric and a gross capacity of 1,990 Mlbs. per hour for steam.

       Net electrical generation during 1997, at the Petersburg, Stout and Pritchard stations accounted for about 72.9%, 20.3% and 6.7%, respectively, of IPL's total net generation. Perry K and Perry W produced .1% net electrical generation and all of the steam generated by IPL for the steam system. In addition, IPL purchases steam from an independent resource recovery system located within the city of Indianapolis. During 1997, the C.C. Perry Section W plant (Perry W), located in downtown, Indianapolis, with 11 MW nameplate rating (net winter capability 10 MW, summer 12 MW) for electric and a gross capacity of 300 Mlbs. per hour for steam was retired in place and subsequently sold to the State of Indiana White River State Park Commission.

       Included in the above totals are three gas turbine units at the Stout station added in 1973, one gas turbine added in 1994 and one gas turbine added in 1995 with a combined nameplate rating of 214 MW, one diesel unit each at Pritchard and Stout stations and three diesel units at Petersburg station, all added in 1967. Each diesel unit has a nameplate rating of 3 MW.

       IPL's transmission system includes 457 circuit miles of 345,000 volt lines, 359 circuit miles of 138,000 volt lines and 268 miles of 34,500 volt lines. Distribution facilities include 4,709 pole miles and 19,877 wire miles of overhead lines. Underground distribution and service facilities include 505 miles of conduit and 5,520 wire miles of conductor. Underground street lighting facilities include 109 miles of conduit and 686 wire miles of conductor. Also included in the system are 73 bulk power substations and 76 distribution substations.

       Steam distribution properties include 22 miles of mains with 257 services. Other properties include coal and other minerals, underlying 798 acres in Sullivan County, Indiana, and coal underlying about 6,215 acres in Pike and Gibson Counties, Indiana. Additional land, approximately 4,882 acres in Morgan County, Indiana and approximately 876 acres in Switzerland County, Indiana has been purchased for future plant sites.

       All of the facilities owned by IPL are well-maintained, in good condition and meet the present needs of IPL.

       The Mortgage and Deed of Trust of IPL, together with the Supplemental Indentures thereto (the "Mortgage"), secure first mortgage bonds issued by IPL. Pursuant to the terms of the Mortgage, substantially all property owned by IPL is subject to a direct first mortgage lien.

OTHER SUBSIDIARIES

       Energy Resources owns and operates a district cooling facility located near downtown Indianapolis, which distributes chilled water to subscribers located downtown for their air conditioning needs. The plant is equipped with five 5,000 ton chillers powered by steam purchased from IPL and one 2,250 ton chiller powered by electricity purchased from IPL.

       Cleveland Thermal owns and operates two steam plants in Cleveland, Ohio, with a total of eight boilers having a gross capacity of 1,131 Mlbs. per hour. The distribution system includes 15.5 miles of mains with 230 services.

       Cleveland Cooling owns and operates a district cooling facility located near downtown Cleveland, which distributes chilled water to subscribers located downtown for their air conditioning needs. The plant is equipped with two 5,000 ton chillers powered by electricity.

       ICE owns and operates a chilled water facility in Indianapolis, which serves the chilled water requirements of Eli Lilly and Company's Lilly Technology Center. The plant is equipped with three 5,000 ton chillers powered by electricity purchased from IPL.

       Substantially all the Mid-America property is subject to the lien of existing debt and/or credit agreements of Mid-America, Energy Resources and ICE.

Item 3.       LEGAL PROCEEDINGS
              -----------------

       On August 18, 1997, Region V of the U. S. Environmental Protection Agency issued to IPL a Notice of Violation (NOV) under the Clean Air Act. The NOV alleged that particulate matter emissions from IPL's Perry K Units 11 and 12 exceeded applicable limits on three dates in 1995, that particulate matter emissions from Perry K Units 15 and 16 exceeded applicable limits on a single date in each of 1994 and 1995, and that sulfur dioxide emissions exceeded the applicable limit on four days in the first quarter of 1997. IPL disagrees with the Agency's interpretations of the applicable rules and believes that the Perry K Plant has been in compliance with applicable limits. Representatives of IPL met with the Agency on September 24, 1997, in an attempt to resolve the matter and have subsequently provided the Agency with additional information on the operation of the Plant. If IPL were adjudged to have violated applicable emission limits, it could be subject to maximum penalties of $27,500 per day of violation. While the results of this proceeding cannot be predicted with certainty, management, based upon the advice of counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial statements.


Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

       None

EXECUTIVE OFFICERS OF THE REGISTRANT AT FEBRUARY 24, 1998.

       Name, age (at December 31, 1997), and positions and offices held for the past five years:

                                               From                 To
John R. Hodowal (52)
  Chairman of the Board and
    President of IPALCO                       May, 1989
  Chairman of the Board of IPL                February, 1990
  Chief Executive Officer of IPL              May, 1989

Ramon L. Humke (65)
  Vice Chairman of IPALCO                     May, 1991
  President and Chief Operating
    Officer of IPL                            February, 1990

John R. Brehm (44)
  Vice President and Treasurer
    of IPALCO                                 May, 1989
  Senior Vice President -
    Finance and Information
    Services of IPL                           May, 1991

N. Stuart Grauel (53)
  Vice President - Public Affairs
    of IPALCO                                 May, 1991

Joseph A. Gustin (50)
  President of Mid-America                    December, 1994
  President of ICE                            April, 1993
  President of Energy Resources               May, 1991
  Vice President of SHAPE                     May, 1993          January, 1995
  Vice President of Mid-America               May, 1991          December, 1994

Robert W. Rawlings (56)
  Senior Vice President -
    Electric Production of IPL                May, 1991

Bryan G. Tabler (54)
  Vice President -
    Secretary and General Counsel of IPALCO   January, 1995
  Senior Vice President -
    Secretary and General Counsel of IPL      January, 1995
  Partner, Barnes & Thornburg                 January, 1979      October, 1994

Gerald D. Waltz (58)
  Senior Vice President -
    Electric Delivery of IPL                  May, 1996
  Senior Vice President -
    Business Development of IPL               May, 1991          May, 1996

Paul S. Mannweiler (48)
  Senior Vice President -
    External Affairs of IPL                   January, 1997
  Partner, Locke Reynolds Boyd and Weisell    July, 1980         December,1996

Max Califar (44)
  Vice President - Human
    Resources of IPL                          December, 1992

Michael P. Holstein (40)
  Vice President - Corporate
    Strategy and Marketing                    April, 1996
  Corporate Strategies of IPL                 July, 1995         April, 1996
  Senior Manager, Deloitte & Touche, LLP      March, 1994        July, 1995
  Vice President, EDS/
     Energy Management Associates             April, 1984        March, 1994

Steven L. Meyer (39)
  Assistant Treasurer of IPALCO               May, 1993
  Treasurer of IPL                            December, 1992

Stephen J. Plunkett (49)
  Controller of IPALCO
    and IPL                                   May, 1991

                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON  EQUITY AND RELATED STOCKHOLDER MATTERS

        On February 25, 1997, IPALCO's Board of Directors (Board) authorized the repurchase of up to 12 million shares of IPALCO's common stock through a "Dutch Auction" self-tender offer. On March 27, the Dutch Auction ended with 12,539,428 shares of common stock having been tendered to the Company and not withdrawn at or below $32 dollars per share. The Board subsequently elected to purchase all shares tendered at or below $32 per share for $32 per share. All 12,539,428 shares remain in Treasury stock.

         IPALCO reduced dividends paid during 1997 compared to the previous year to be more consistent with companies operating today in a competitive environment. This policy was established at the same time as the recapitalization described above.

       At December 31, 1997, IPALCO had 20,862 holders of common stock of record (including shareholders whose shares are held in IPALCO PowerInvest, the Dividend Reinvestment and Direct Stock Purchase Plan of IPALCO Enterprises, Inc.). IPALCO's common stock is principally traded on the New York Stock Exchange and the Chicago Stock Exchange. The high and low sale prices for IPALCO's common stock during 1997 and 1996 as reported on the Composite Tape in The Wall Street Journal were as follows:
    ---- ------ -------
                            1997                             1996
                 ----------------------------     ---------------------------
                     High           Low               High           Low
                  Sale Price     Sale Price        Sale Price     Sale Price
First Quarter     $32 5/8         $26 1/2           $27 3/8        $25
Second Quarter     32              29 3/8            26 3/4         24 5/8
Third Quarter      34 1/2          30 13/16          27 5/8         25 1/8
Fourth Quarter     42 5/16         32 5/8            28 1/4         26 1/8

       The high and low sale prices for IPALCO's common stock reported on the Composite Tape in The Wall Street Journal for the period January 1, 1998, through February 20, 1998, were: High - $43 9/16, Low - $39 13/16.

       Quarterly dividends paid on the common stock during 1997 and 1996 were as follows:

                                  1997                1996
                                  ----                ----
    First Quarter                 $.37                $.36
    Second Quarter                 .25                 .37
    Third Quarter                  .25                 .37
    Fourth Quarter                 .25                 .37

       At its meeting on February 24, 1998, the Board declared a regular quarterly dividend on common stock of $.275 per share, payable April 15, 1998, to shareholders of record on March 20, 1998.

Dividend Restrictions
---------------------

       The following restrictions pertain to IPL but, to the extent that the dividends of IPALCO depend upon IPL earnings, may have an effect on IPALCO. So long as any of the several series of bonds of IPL issued under the Mortgage and Deed of Trust, dated as of May 1, 1940, as supplemented and modified, executed by IPL to American National Bank and Trust Company of Chicago, as Trustee, remain outstanding, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in Section 47 of such Mortgage, after December 31, 1939. The amount which these Mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 1997, exceeded retained earnings at that date. Such restrictions do not apply to the declaration or payment of dividends upon any shares of capital stock of any class to an amount in the aggregate not in excess of $1,107,155, or to the application to the purchase or redemption of any shares of capital stock of any class of amounts not to exceed in the aggregate the net proceeds received by IPL from the sale of any shares of its capital stock of any class subsequent to December 31, 1939. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment. The management of IPL believes these restrictions will not materially restrict anticipated dividends.

Item 6.                                    SELECTED CONSOLIDATED FINANCIAL DATA
                                           ------------------------------------

(In Thousands Except Per Share Amounts)            1997             1996            1995             1994             1993
---------------------------------------
                                             ---------------  --------------   --------------   --------------   --------------

Total utility operating revenues (1)         $      776,427   $     762,503    $     709,206    $     686,076    $     664,303
Utility operating income                            167,315         163,219          147,588          143,310          142,368
Allowance for funds used during
  construction                                        4,407           9,321           11,370            9,381            5,527
Income before cumulative effect of
  accounting change                                  95,699         114,275           98,778           92,994           75,422
Cumulative effect of accounting change (1)           18,347               -                -                -                -
Net income (2)                                      114,046         114,275           98,778           92,994           75,422
Utility plant - net                               1,766,383       1,787,969        1,792,007        1,711,772        1,608,871
Total assets                                      2,154,349       2,183,069        2,231,197        2,099,361        1,966,023
Common shareholders' equity                         526,129         857,726          822,803          801,945          787,211
Cumulative preferred stock of subsidiary              9,135          51,898           51,898           51,898           51,898
Long-term debt (less current
  maturities and sinking
  fund requirements)                              1,032,846         662,591          698,600          665,971          541,760
Utility construction expenditures                    73,130          78,543          166,874          178,295          145,765
Nonutility construction expenditures                  1,569           4,187           34,745            9,402            8,788

BASIC EARNINGS PER SHARE (3)
Income before cumulative effect of
  accounting change                                    2.00            2.01             1.74             1.64             1.33
Cumulative effect of accounting change (1)              .38               -                -                -                -
Net Income (2,4)                                       2.38            2.01             1.74             1.64             1.33

DILUTED EARNINGS PER SHARE (3)
Income before cumulative effect of
  accounting change                                    1.98            2.00             1.74             1.64             1.33
Cumulative effect of accounting change (1)              .38               -                -                -                -
Net Income (2,4)                                       2.36            2.00             1.74             1.64             1.33

Dividends declared per share of
  common stock (4)                                     1.00            1.48             1.44             1.41             1.36

See consolidated financial statements.

(1) In 1997, IPL adopted the unbilled revenues method of accounting for electricity and steam delivered during the period. Revenues are accrued for services provided but unbilled at the end of each month (see Note 3 in the Notes to Consolidated Financial Statements).
(2) During 1993, IPALCO incurred a one-time charge against earnings of $21.1 million, net of income taxes, for costs pertaining to IPALCO's efforts to acquire PSI Resources, Inc.
(3) See Note 6 in the Notes to Consolidated Financial Statements
(4) Per share amounts for 1993 through 1995 have been adjusted to reflect the 3-for-2 common stock split issued in March 1996.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
      REFORM ACT OF 1995

       In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), IPALCO Enterprises, Inc. and subsidiaries (collectively, Enterprises) is hereby filing cautionary statements identifying important factors that could cause Enterprises' actual results to differ materially from those projected in forward-looking statements of Enterprises. This Form 10-K, and particularly Management's Discussion and Analysis, contains forward-looking statements. Many of these statements are contained in this Item 7 under the IPALCO section entitled "Recapitalization and Dividend Change," and the IPL section entitled "Future Performance." The Reform Act defines forward-looking statements as statements that express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, future revenues, income, earnings per share or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause Enterprises' actual results to differ materially from those contained in forward-looking statements made by or on behalf of Enterprises. The words "anticipate," "believe," "estimate," "expect," "forecast," "project," "objective" and similar expressions are intended to identify forward-looking statements.

       Some important factors that could cause Enterprises' actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuations in customer growth and demand, weather, fuel costs and availability, regulatory action, Federal and State legislation, interest rates, labor strikes, maintenance and capital expenditures and local economic conditions. In addition, IPL's ability to have available an appropriate amount of production capacity in a timely manner can significantly impact IPL's financial performance. The timing of deregulation and competition, product development and introductions of technology changes are also important potential factors. Most of these factors impact Enterprises through its wholly-owned subsidiary, IPL.

       All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of Enterprises.

LIQUIDITY AND CAPITAL RESOURCES

IPALCO
------

                      Recapitalization and Dividend Change
                      ------------------------------------

       On February 25, 1997, the Board of Directors of IPALCO approved a new financial strategy designed to maximize shareholder value and position it for an increasingly competitive business environment.

The plan included:

      A recapitalization of IPALCO to employ a higher degree of leverage in the capital structure while the electric utility industry is in a transition period between regulation and competition. The leveraged recapitalization was accomplished through a self-tender offer (Offer) resulting in the purchase of 12,539,428 shares, representing about 21% of IPALCO's outstanding common stock. The Offer was effected through a "Dutch Auction" which resulted in a price of $32.00 per share. The transaction was financed through the issuance of long-term debt in the amount of $401 million. The recapitalization was effected by the parent company, IPALCO Enterprises, Inc. and did not affect the capitalization of its subsidiaries.

      A reduced quarterly dividend of $.25 per share ($1.00 annually) compared to the previous $.37 per share ($1.48 annually). Future dividend action will be guided by, among other factors, a policy of paying out 45% to 50% of the prior year's earnings.

      A target consolidated maximum debt-to-capital ratio of 45% which IPALCO believes can be achieved on or before 2002.

       Reducing the common stock dividend rate improves IPALCO's financial flexibility going forward. A dividend payout ratio of 45% to 50% of prior year earnings is more consistent with companies operating today in a competitive environment compared to the traditional utility payout ratio of 70% or more. IPALCO increased the quarterly dividend declared to an amount of $.275 per share ($1.10 annually) on February 24, 1998, compared to $.25 per quarter
($1.00 annually) in 1997. The declaration and payment of future dividends will be dependent on IPALCO's earnings and financial condition, economic and market conditions and other factors deemed relevant by the Board.

       IPALCO incurred $401 million of debt in connection with the Offer. A reduction in common shareholders' equity resulted from purchasing the common stock according to the Offer and when combined with the newly incurred debt, increased IPALCO's debt-to-capital ratio from 42.6% at December 31, 1996 to 65.9% at December 31, 1997. IPALCO believes that, in a competitive environment a target debt-to-total capital ratio of 45% is appropriate. During 1997, IPALCO reduced the original debt amount by a net $78 million, resulting in a recapitalization debt balance of $323 million at December 31, 1997. Per the credit agreement, $80.2 million was due to mature in each of the years 1998, 1999, 2000, 2001 and 2002. As a result of payments made during 1997, only $2.2 million remains due on the March 31, 1998, anniversary date. IPALCO believes its earnings and cash flow will be sufficient to allow it to retain earnings and reduce debt so that a target ratio of 45% can be achieved on or before the predicted 2002 date. There can be no assurances, however, that such a target ratio can be achieved or that economic or industry factors will not make achieving such a ratio impractical or undesirable.

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

       Sustaining investment grade debt ratings is also a key element for having adequate liquidity and financial flexibility. As of December 31, 1997, IPALCO's credit rating was A+ as rated by Standard & Poor's.

IPL
---

                   Nature of Operations and Regulatory Matters
                   -------------------------------------------

Regulation
----------

       IPL is a regulated public utility and is principally engaged in providing electric and steam service to the Indianapolis metropolitan area. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by nonregulated entities (see Note 1 in the Notes to Consolidated Financial Statements).

Electric Rate Settlement Agreement
----------------------------------

       On August 24, 1995, the Indiana Utility Regulatory Commission (IURC) issued an order approving, without amendment, a Stipulation and Settlement Agreement (Settlement Agreement) resolving all issues in IPL's then pending electric general rate proceeding. The Settlement Agreement authorized IPL to increase its basic rates and charges for electric service in two steps, to begin the amortization of certain regulatory assets and approved IPL's plan to expense and to fund its annual postretirement benefits. These issues are discussed further in Notes 1, 5, 10 and 12 in the Notes to Consolidated Financial Statements.

Demand Side Management Agreement
--------------------------------

       On July 30, 1997, the IURC issued an order approving, without amendment, a new settlement agreement for IPL's DSM program. The new agreement resulted in a reduction in required DSM expenditures, authorization to amortize certain deferred DSM regulatory assets and the recovery of certain additional DSM costs through a tracker (see Note 10 in the Notes to Consolidated Financial Statements).

Authorized Annual Operating Income
----------------------------------

       During quarterly fuel adjustment clause proceedings, the annual operating income of IPL's electric and steam businesses is subject to review. Customer refunds could result if actual annual operating income exceeds levels authorized by the IURC (see Note 1 in the Notes to Consolidated Financial Statements). IPL does not anticipate any customer refunds to result from such reviews during 1998.

Optional Pricing and Service Plan
---------------------------------

       During 1997, IPL filed with the IURC a plan that, if approved, will allow IPL to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from three new payment options. This plan would allow eligible IPL customers to enter into written agreements for:

      Fixed Rate - Pay a guaranteed fixed rate per unit of consumption for up to three years.
      Green Power - Purchase  environmentally  friendly or "green" power.

Additionally, residential customers may choose a "Sure Bill" option, paying the same bill amount each month for 12 months regardless of how much electricity is used. All customers may also opt to continue paying for electricity in the same way as in the past.

       In January 1998, a Settlement Agreement between IPL and the parties intervening in this filing was reached, and subsequently filed with the IURC. If approved by the IURC, IPL can begin to offer the option programs.

                        Competition and Industry Changes
                        --------------------------------

       In recent years, various forms of proposed industry restructuring legislation and/or rulemakings have been introduced at the federal level and by some states. Generally, the intent of these initiatives is to encourage an increase in competition within the regulated electric utility industry. While federal rulemaking to date has addressed only the electric wholesale market, various state legislatures are considering or have enacted new laws impacting the retail energy markets within their respective states. A discussion of the legislative and regulatory initiatives most likely to impact IPL follows:

Wholesale Energy Market
-----------------------

       In April 1996, the Federal Energy Regulatory Commission (FERC) issued Orders 888 and 889 concerning open access transmission service for wholesale sales. These orders require all utilities under FERC jurisdiction to: 1. file open, nondiscriminatory transmission access tariffs with FERC; 2. offer transmission to eligible customers comparable to service they provide themselves; and 3. take service under the tariffs for their own wholesale sales and purchases of electricity. FERC order 888 also provides for the recovery of utility stranded costs. Stranded cost is defined by FERC as the difference between revenues received by utilities under traditional ratemaking and market-based prices.

       IPL requested and was initially denied a waiver from compliance with orders 888 and 889. On October 11, 1996, IPL was granted a stay by FERC pending disposition of its request for rehearing. IPL requested a waiver because, among other reasons, the estimated costs of compliance are expected to exceed revenue derived from its transmission service for others.

Retail Energy Market
--------------------

       The legislatures of a few states have enacted, and many other states are considering, new laws that would allow various forms of competition, at the retail level, for the energy requirements of electricity consumers within their respective states. While each state proposal is different, most provide for some recovery of a utility's stranded costs and require an extended transition period before the intended full competition is fully effective. Additionally, a few states have implemented pilot "limited direct access" programs that experiment with allowing some form of customer choice of electricity suppliers.

       In Indiana, competition among electric energy providers for sales has primarily focused on the wholesale power markets or the sale of bulk power to other public and municipal utilities. Existing Indiana law provides for electricity suppliers to have an exclusive retail service area.

       In 1995, the Indiana General Assembly, anticipating increasing competitive forces in the regulated public utility industry, enacted into law legislation codified at I.C. 8-1-2.5 and commonly referred to as "Senate Bill 637." This new law enables the IURC to consider and approve, on an individual utility basis, utility company initiated proposals providing nontraditional forms of determining customer tariffs. The IPL "Optional Pricing and Service Plan" presently under consideration by the IURC was filed under this law.

       During 1997, the Indiana General Assembly authorized a legislative study committee to assess the issue of electric utility competition and restructuring. A comprehensive restructuring bill was introduced in the Indiana Senate in 1998, but was subsequently amended to deal only with authorizing Indiana utilities to participate in a transmission independent system operator organization. This bill failed to pass the Senate.

IPALCO's Position on Industry Deregulation
------------------------------------------

       In general, the foregoing FERC wholesale and state-by-state retail initiatives are inconsistent with IPALCO beliefs. IPALCO favors federal legislation to deregulate the industry for all companies and all customers across the country at the same time. IPALCO believes that customers, particularly residential and small businesses, are best served by the creation of large diverse markets. Such markets enable the development of residential aggregators who can deliver the same benefits of volume purchasing to residential customers as are enjoyed by large industrial customers. IPALCO advocates a single, nondistance based transmission access price over wide geographic areas to maximize competition; turning over transmission system operation to an independent system operator to avoid gamesmanship by incumbents who own both transmission and generation assets; rejecting the piecemeal opening of markets in favor of national access to all markets and rejecting recovery of "stranded costs" due to competition because such recovery would subsidize certain high-cost generators to the detriment of competition. Absent a comprehensive national approach, IPALCO believes state policy makers must recognize and make allowances for the distorted markets that will inevitably be created by state-by-state approaches.

       There can be no assurance as to the outcome of the debate on electric utility industry restructuring. IPALCO intends to remain competitive in the face of increasing competition through maintaining its low cost structure and continuing to serve existing customers well, while accessing the wholesale market as it continues to open.

New Environmental Standards
---------------------------

       On July 16, 1997, the United States Environmental Protection Agency promulgated final regulations which amended the National Ambient Air Quality Standards by introducing standards for fine particulate matter and creating new ozone standards. Existing sources that cause or contribute to nonattainment regions will likely be subject to additional regulatory requirements, including possible emission reductions. New facilities in nonattainment areas may also be subject to additional control requirements and may be required to offset their emissions. Because power plants emit certain air pollutants that could contribute to the formation of ambient ozone and fine particulate matter, there is a possibility that existing IPL sources will be required to be retrofitted with additional air pollution controls in the future. Congressional intervention and/or litigation regarding the standards are probable. Due to these uncertainties, it is not presently possible to predict the potential impacts associated with implementation of these standards on IPL's facilities.

Year 2000 System Requirements
-----------------------------

       IPALCO is performing an analysis of its systems and is working with suppliers and service organizations with whom we interact electronically in order to determine the impact of year 2000 issues. Management is unable to predict at this time the full impact year 2000 issues will have on IPALCO's operations or future financial condition. Management presently estimates that the total cost of required changes to systems owned or controlled by IPALCO to allow for year 2000 issues should not exceed $3 million.

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

       Sustaining investment grade debt ratings is also a key element for having adequate liquidity and financial flexibility. As of December 31, 1997, IPL's senior secured debt was rated AA- by Standard & Poor's, Aa2 by Moody's Investor Services and AA by Duff & Phelps, and IPL's commercial paper was rated A-1+ by Standard & Poor's and P-1 by Moody's Investor Services. IPL expects to be able to maintain investment grade debt ratings into the foreseeable future.

       IPL has no long-term debt which matures during 1998. However, other existing higher-rate debt may be refinanced depending upon market conditions. See the following section for discussion of the construction program.

       IPALCO purchased shares of IPL's preferred stock on October 17, 1997, pursuant to the terms of a tender offer concluded October 8, 1997. Such shares were subsequently purchased from IPALCO by IPL at cost and canceled. On October 28, 1997, the Board of Directors of IPL called for redemption of all remaining shares of IPL's 6.0% and 8.2% Cumulative Preferred Stock issued and outstanding on December 15, 1997, at a price per share, payable to shareholders of record of $102 and $101, respectively, together with dividends accrued through the date of redemption.

       On January 13, 1998, IPL issued $50 million of Cumulative Preferred Stock with a rate of 5.65%. The stock will be redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL.

       During the next five years, IPL is forecasted to meet its cash requirements without any additional permanent financing. Cash flows from operations and temporary short-term borrowings are forecasted to provide the funds required for IPL's construction program and the retirement of maturing long-term debt.

                               Future Performance
                               ------------------

       IPL expects operating revenue growth based on a projected five-year 2.3% forecasted compound annual increase in retail KWH sales and increasing sales opportunities in the wholesale power market.

       The 2.3% annual KWH sales growth estimate compares to growth rates IPL actually achieved of 2.2% and 2.2% for the periods 1992 through 1997 and 1987 through 1997, respectively, weather adjusted. The Indianapolis economy grew at annual rates of 2.7% and 2.6% for those same periods and is expected to grow 2.4% from 1997 through 2002.

       Operating and maintenance expenses were $399.5 million in 1997. These expenses in 1998 will be influenced by inflation, as well as ongoing cost controls.

       IPL's construction program for the three-year period 1998-2000 is estimated to cost $237.2 million including AFUDC. The estimated cost of the program by year (in millions) is $102.2 in 1998, $69.4 in 1999 and $65.6 in 2000. It includes $149.1 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting distribution. At December 31, 1997, IPL had completed installation of all of its Environmental Compliance Plan facilities.

       IPL will amortize approximately $35.4 million of its nontax-regulatory assets at December 31, 1997, over the next three years.

                                      Other
                                      -----

Cumulative Effect of Accounting Change
--------------------------------------

       On December 31, 1997, effective January 1, 1997, IPL adopted the unbilled revenues method of accounting for all electric and steam sales to more closely match revenues with expenses. Under this method, IPL accrues revenues for all electric and steam energy delivered to customers during the period, whether billed or not. Previously IPL recognized these revenues only as customers were billed, with the service rendered after monthly meter reading dates through the end of a calendar month recognized as operating revenues in the following month. The cumulative effect of this change in accounting method as of January 1, 1997, net of taxes, is a one-time income increase of $18.3 million ($.38 per common share) and is reported as a separate component of net income for 1997. This accounting change does not impact IPL's cash flow or liquidity (see Note 3 of Notes to Consolidated Financial Statements for additional information concerning this accounting change).

Preferred Stock and Debt Issuance Restrictions and Dividend Restrictions
------------------------------------------------------------------------

       IPL is limited in its ability to issue certain securities by restrictions under its Mortgage and Deed of Trust (Mortgage) and its Amended Articles of Incorporation (Articles). The restriction under the Articles requires that the net income of IPL, as specified therein, shall be at least one and one-half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding preferred stock and on any preferred stock proposed to be issued, before any additional preferred stock can be issued. The Mortgage restriction requires that net earnings as calculated thereunder be two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. Based on IPL's net earnings for the 12 months ended December 31, 1997, the ratios under the Articles and the Mortgage are 5.03 and 10.68, respectively. IPL believes these requirements will not restrict any anticipated future financings (see Note 6 in the Notes to Consolidated Financial Statements). At December 31, 1997, and considering all existing restrictions, IPL had the capacity to issue approximately $1.1 billion of additional long-term debt.

MID-AMERICA
-----------

                              Nature of Operations
                              --------------------

       Mid-America, the holding company for the unregulated activities of IPALCO, has as subsidiaries Cleveland Thermal Energy Corporation (Cleveland Thermal) and Cleveland District Cooling Corporation (Cleveland Cooling), which jointly do business as Cleveland Energy Resources, Indianapolis Campus Energy, Inc. (ICE), Store Heat and Produce Energy, Inc., which conducts business as SHAPE Energy Resources (SHAPE) and was 80%-owned as of December 31, 1997, and Mid-America Energy Resources, Inc. (Energy Resources). Energy Resources owns and operates a fully subscribed district cooling system in downtown Indianapolis, Indiana. Cleveland Thermal owns and operates a district heating system in downtown Cleveland, Ohio. Cleveland Cooling owns and operates a district cooling system in downtown Cleveland. ICE provides chilled water to the Lilly Technology Center located near downtown Indianapolis. SHAPE became a majority-owned subsidiary of Mid-America during 1993.

                       Capital and Financing Requirements
                       ----------------------------------

       Total capital requirements of Mid-America and its subsidiaries, including funds needed for construction and the establishment of product inventories, are estimated to be $ 3.4 million, $1.9 million and $.4 million during the next three years. Energy Resources' construction expenditures in 1998 are forecasted to include $2.5 million for a 5,000-ton chiller expansion to meet future load requirements. Other Mid-America expenditures are highly contingent upon the development of markets for the products and services offered by the Mid-America family of companies. The cash requirements of Mid-America subsidiaries are expected to be funded by Mid-America from its existing liquid assets, future cash flows from its operations and from temporary short-term borrowings.

        During 1997, Energy Resources, a subsidiary of Mid-America, issued $50 million of long-term notes payable which were used to repay intercompany debt, make an intercompany loan and return capital to Mid-America.

        During 1997, IPALCO initiated a plan to sell Cleveland Thermal and Cleveland Cooling. Based on fair market value estimates, IPALCO recorded a charge of $32 million to adjust the carrying amounts of these businesses to estimated fair value less cost to sell (see Note 2 in the Consolidated Financial Statements). IPALCO anticipates completing this divestiture in 1998.

IPALCO ENTERPRISES CONSOLIDATED
-------------------------------

       Additional information regarding IPALCO's historical cash flows from operations, investing and financing for the past three years, including the capital expenditures of IPL and Mid-America, are disclosed in the Statements of Consolidated Cash Flows and in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

       The  following   discussion   pertains  to  the  consolidated   financial
statements of IPALCO.

     All per share information for 1995 presented herein has been restated to reflect the 3-for-2 common stock split in March 1996.

       Diluted earnings per share during 1997 were $2.36, or $.36 above the $2.00 attained in 1996. Diluted earnings per share during 1996 were $2.00, or $0.26 above the $1.74 attained in 1995. The following discussion highlights the factors contributing to these results.

       The 1997 weighted average shares used to calculate basic and diluted earnings per share were substantially impacted by the April 1997 purchase by IPALCO of approximately 12.5 million shares of its outstanding common stock representing approximately 21%. (See "Recapitalization and Dividend Change.") The 1997 earnings per share includes a one-time cumulative effect adjustment of $18.3 million, net of taxes ($.38 per share) resulting from IPL's change to the unbilled revenue method of accounting. The 1997 earnings also include a charge of $32 million ($20.8 million, net of tax) to write down the carrying values of Cleveland Thermal and Cleveland Cooling.The effect of this adjustment, net of tax, was $.43 per share. The 1997 earnings also include a $5.7 million ($3.5 million, net of taxes or $.07 per share) gain from the sale of a retired IPL plant site(see Notes 2 and 3 in Notes to Consolidated Financial Statements).

Utility Operating Revenues
--------------------------

     Operating revenues in 1997 and 1996 increased from the prior year by $13.9 million and $53.3 million, respectively. The increases in revenues resulted from the following:

                                                             Increase (Decrease)
                                                             -------------------
                                                   1997 over 1996             1996 over 1995
                                                   --------------             --------------
                                                              (Millions of Dollars)
 Electric:
      Increase in retail basic rates                       $ 12.7                $ 40.8
      Change in retail KWH sales - net of fuel               (7.4)                  9.3
      Fuel revenue                                           (4.7)                 (8.7)
      Wholesale revenue                                       8.6                   6.6
      DSM tracker revenue                                     1.3                   2.4
 Steam revenue                                                 .6                   1.9
 Other revenue                                                2.8                   1.0
                                                           ------                ------
      Total change in operating revenues                   $ 13.9                $ 53.3
                                                           ======                ======

       The increase in retail basic rates is the result of new tariffs, effective July 1, 1996, and September 1, 1995, designed to produce additional annual base revenues of $25 million and $35 million, respectively. The decrease in retail KWH sales in 1997 reflects a decrease in cooling and heating degree days in 1997, compared to 1996, due to milder weather. During 1996, retail KWH sales increased as a result of customer growth and the net impact of weather. In both years, total KWH sales, including wholesale KWH sales, increased. Actual and percentage changes in electric customers and in heating and cooling degree days for these periods are as follows:

                                              Increase (Decrease)
                                              -------------------
                                      1997 over 1996        1996 over 1995
                                      --------------        --------------

Electric Residential Customers        4,657      1.3%      4,866      1.3%
Commercial & Industrial Customers     1,048      2.4%        722      1.7%

Heating Degree Days                   (203)     (3.4)%       315      5.7%
Cooling Degree Days                   (121)    (12.2)%      (223)  (18.4)%


       The changes in fuel revenues in 1997 and 1996 from the prior year reflect decreases in fuel costs billed to customers. The changes in wholesale revenues in 1997 and 1996 reflect increased wholesale marketing efforts and energy requirements of other utilities in those years. The changes in other revenues represent increased service revenues.

Utility Operating Expenses
--------------------------

       Fuel expense increased slightly in 1997 while decreasing in 1996 by $4.9 million from the prior years. The 1997 increase was due to increased total KWH sales. The decrease in 1996 was due to decreased unit costs of coal and oil of $9.7 million and decreased deferred fuel expense of $2.5 million, partially offset by increased fuel consumption of $7.3 million.

       Other operating expenses in 1997 and 1996 increased from the prior year by $6.1 million and by $20.8 million, respectively. The increase in 1997 was primarily due to increased administrative and general expense of $6.0 million resulting from increased outside services and labor costs. Also contributing to the 1997 increase was increased amortization of Demand Side Management (DSM) program expenses of $2.3 million partially offset by decreased expense at the production plants. The increase during 1996 was due to increased administrative and general expenses of $13.5 million resulting from postretirement benefit expenses recognized since the 1995 electric rate order. Other factors contributing to increased other operating expenses in 1996 were increased electric plant operations of $4.0 million, increased amortization of DSM program expenses of $1.2 million, increased uncollectible expenses of $1.3 million and increased electric distribution operating expense of $1.2 million, partially offset by $2.0 million of gain from the sale of emission allowances.

       Power purchased decreased in 1997 compared to 1996 by $10.5 million. This decrease was primarily due to reduced demand charges as a result of a new power purchase contract that became effective in May 1997.

       Maintenance expenses increased by $8.9 million during 1997 and increased by $4.8 million during 1996. The increase in 1997 was primarily due to an overhaul of Unit 3 at Petersburg, as well as repairs to Unit 7 at the Stout plant. The increase for 1996 maintenance expenses was mostly due to increased planned outage expenses of $4.6 million for Unit 3 at IPL's Petersburg generating plant.

       Depreciation and amortization expense increased in 1997 and 1996 from the prior year by $.5 million and by $1.8 million, respectively. These changes resulted primarily from increases in the depreciable utility plant balances, the 1995 electric rate order and adjustments to spare parts inventory in 1997 and 1996. Depreciable utility plant reflects the addition of new SO2 removal facilities at IPL's Petersburg generating plant in June 1996. Adjustments of $.6 million and $4.5 million were made in 1997 and 1996, respectively, to spare parts inventory resulting from the recognition of impairment in value of excess spare parts.

       Taxes other than income taxes decreased $.3 million in 1997 due to decreased property and gross income taxes. During 1996, these other taxes increased $1.7 million due primarily to an increase in property and gross income taxes.

     Income taxes - net, increased in both 1997 and 1996 from the prior years by $5.1 million and $13.7 million, respectively. These changes reflect increases in pretax operating income.

Other Income And Deductions
---------------------------

       Allowance for equity funds used during construction decreased by $2.5 million in 1997, while remaining unchanged in 1996. In 1997, the amortization of deferred carrying charges on a plant asset ended, and carrying charges on other regulatory assets decreased $1.2 million.

       Other - net, which includes the pretax operating and investment income from operations other than IPL, as well as non-operating income from IPL, increased by $10.2 million and decreased by $0.6 million from the prior year during 1997 and 1996, respectively. The change during 1997 was due to a $5.7 million pretax gain from the sale of a retired IPL plant site, and a $4.5 million increase in the pretax operating results of IPALCO's non-utility operations. Contributing to this increase was decreased operating costs at Mid-America of $4.5 million, partially offset by decreased revenues and decreased miscellaneous income. Also contributing to the increase in other - net in 1997 was an increase in net revenues for contract work by IPL. The decrease in 1996 was due to decreased non-operating income at IPL.

       The provision for impairment of nonutility property reflects a charge of $32 million to write down the carrying values of Cleveland Thermal and Cleveland Cooling (see Note 2 in the Notes to Consolidated Financial Statements).

Interest and Other Charges
--------------------------

       Interest on long-term debt increased by $15.3 million in 1997 and decreased by $1.1 million in 1996 from the prior years. The increase during 1997 was primarily due to interest expense of $17.1 million by the IPALCO holding company for the recapitalization debt facility. Also contributing to the increase was an increase in interest expense at Mid-America of $2.6 million for a $50 million long-term note issued in 1997, partially offset by a decrease in long-term interest expense of $4.6 million at IPL due to the retirement of debt in late 1996 and early 1997. The decrease in interest for 1996 was due to the refinancing of two of the higher rate First Mortgage Bonds, 10 5/8% Series and 9 5/8% Series in 1995, with debt instruments carrying lower interest rates, partially offset by interest paid on the ICE construction loan.

       Other interest charges decreased by $2.4 million during 1997 from the prior year and decreased by $1.1 million during 1996 from the prior year. The decreases during 1997 and 1996 were primarily due to decreased short-term debt borrowings.

       As compared to the prior year, the allowance for borrowed funds used during construction decreased in 1997 and 1996 by $2.4 million and by $2.0 million, respectively. These decreases reflect a comparable change in the construction base in those years, as well as decreased carrying charges on regulatory assets in 1996.

       Amortization of redemption premiums and expenses on debt - net increased in 1997 compared to 1996 by $.5 million. This increase was a result of costs associated with the early retirement of IPL's $50 million, 9 5/8% Series in December 1996, as well as the amortization of costs associated with IPALCO's debt used to finance the stock repurchase.

Cumulative Effect of Accounting Change
--------------------------------------

       A cumulative effect of accounting change in the amount of $18.3 million, net of taxes, was recorded during 1997. Effective January 1, 1997, IPL adopted the unbilled revenues method of accounting for electricity and steam delivered during the period. Revenues are accrued for services provided but unbilled at the end of each month (see Note 3 in the Notes to Consolidated Financial Statements).

New Accounting Pronouncements
-----------------------------

       The Financial Accounting Standards Board has issued Statements 130 and 131 that IPALCO will be required to adopt in future periods (see Note 1 in the Notes to Consolidated Financial Statements for further discussion).

 Item 8.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              --------------------------------------------------------





                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Shareholders and Board of Directors of IPALCO Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related statements of consolidated income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPALCO Enterprises, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the Consolidated Financial Statements, in 1997 the Company changed its method of accounting for unbilled revenue.


Deloitte & Touche LLP

Indianapolis, Indiana
January 23, 1998

                                   IPALCO ENTERPRISES, INC. AND SUBSIDIARIES

                                       Statements of Consolidated Income
                              For the Years Ended December 31, 1997, 1996 and 1995

-----------------------------------------------------------------------------------------------------------------


                                                                       1997             1996             1995
-----------------------------------------------------------------------------------------------------------------
                                                                     (In Thousands Except Per Share Amounts)
UTILITY OPERATING REVENUES (Note 3 and 10):
  Electric                                                        $    738,134     $    724,764     $    673,388
  Steam                                                                 38,293           37,739           35,818
                                                                  -------------    -------------    -------------
    Total operating revenues                                           776,427          762,503          709,206
                                                                  -------------    -------------    -------------

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                               164,578          164,339          169,206
    Other                                                              143,311          137,192          116,428
  Power purchased                                                        7,833           18,365           19,102
  Purchased steam                                                        7,075            7,240            6,680
  Maintenance                                                           76,679           67,768           63,013
  Depreciation and amortization                                        103,230          102,769          100,984
  Taxes other than income taxes                                         33,071           33,363           31,706
  Income taxes - net (Note 9)                                           73,335           68,248           54,499
                                                                  -------------    -------------    -------------
    Total operating expenses                                           609,112          599,284          561,618
                                                                  -------------    -------------    -------------
UTILITY OPERATING INCOME                                               167,315          163,219          147,588
                                                                  -------------    -------------    -------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                    3,462            5,967            6,003
  Other - net                                                            2,124           (8,056)          (7,407)
  Provision for impairment of nonutility property (Note 2)             (32,000)               -                -
  Income taxes - net (Note 9)                                           19,004            3,645            3,097
                                                                  -------------    -------------    -------------
    Total other income and (deductions) - net                           (7,410)           1,556            1,693
                                                                  -------------    -------------    -------------
INCOME BEFORE INTEREST AND OTHER CHARGES                               159,905          164,775          149,281
                                                                  -------------    -------------    -------------

INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                            60,385           45,110           46,170
  Other interest                                                         1,783            4,202            5,293
  Allowance for borrowed funds used during construction                   (945)          (3,354)          (5,367)
  Amortization of redemption premiums and expenses on
    debt - net                                                           1,903            1,360            1,225
  Preferred dividend requirements of subsidiary                          1,080            3,182            3,182
                                                                  -------------    -------------    -------------
    Total interest and other charges - net                              64,206           50,500           50,503
                                                                  -------------    -------------    -------------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                     95,699          114,275           98,778

CUMULATIVE EFFECT OF ACCOUNTING CHANGE-
  NET OF TAXES (Note 3)                                                 18,347                -                -
                                                                  -------------    -------------    -------------

NET INCOME                                                        $    114,046     $    114,275     $     98,778
                                                                  =============    =============    =============

BASIC EARNINGS PER SHARE (Note 6)

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                           $       2.00     $       2.01     $       1.74
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 3)
                                                                           .38                -                -
                                                                  -------------    -------------    -------------

NET INCOME                                                        $       2.38     $       2.01     $       1.74
                                                                  =============    =============    =============

DILUTED EARNINGS PER SHARE (Note 6)

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                           $       1.98     $       2.00     $       1.74
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 3)
                                                                           .38                -                -
                                                                  -------------    -------------    -------------

NET INCOME                                                        $       2.36     $       2.00     $       1.74
                                                                  =============    =============    =============


See notes to consolidated financial statements.

                                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES

                                          Consolidated Balance Sheets
                                           December 31, 1997 and 1996
-----------------------------------------------------------------------------------------------------

ASSETS                                                            1997                     1996
-----------------------------------------------------------------------------------------------------
                                                                          (In Thousands)

UTILITY PLANT:
  Utility plant in service (Note 2)                         $     2,800,446          $     2,763,305
  Less accumulated depreciation                                   1,121,317                1,048,492
                                                            ----------------         ----------------
      Utility plant in service - net                              1,679,129                1,714,813
  Construction work in progress                                      77,030                   63,243
  Property held for future use                                       10,224                    9,913
                                                            ----------------         ----------------
        Utility plant - net                                       1,766,383                1,787,969
                                                            ----------------         ----------------



OTHER ASSETS:
  Nonutility property (Note 2)                                       90,344                  121,443
  Less accumulated depreciation                                      17,479                   13,153
                                                            ----------------         ----------------
      Nonutility property - net                                      72,865                  108,290
  Other investments                                                  13,023                    5,371
                                                            ----------------         ----------------
        Other assets - net                                           85,888                  113,661
                                                            ----------------         ----------------



CURRENT ASSETS:
  Cash and cash equivalents                                          17,293                   19,317
  Accounts receivable and unbilled
      revenue (less allowance for doubtful
      accounts - 1997, $1,202,000 and
      1996, $1,159,000) (Note 3)                                     47,033                   11,099
  Fuel - at average cost                                             35,257                   30,625
  Materials and supplies - at average cost                           48,416                   52,727
  Prepayments and other current assets                                9,100                    9,931
                                                            ----------------         ----------------
        Total current assets                                        157,099                  123,699
                                                            ----------------         ----------------



DEFERRED DEBITS:
  Regulatory assets (Note 5)                                        126,784                  137,974
  Miscellaneous                                                      18,195                   19,766
                                                            ----------------         ----------------
        Total deferred debits                                       144,979                  157,740
                                                            ----------------         ----------------

      TOTAL                                                 $     2,154,349          $     2,183,069
                                                            ================         ================

See notes to consolidated financial statements.

----------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES                                        1997                      1996
----------------------------------------------------------------------------------------------------------
                                                                             (In Thousands)

CAPITALIZATION:
  Common shareholders' equity (Note 6):
    Common stock, no par, authorized - 290,000,000 shares,
      57,189,272 issued and 44,649,844 outstanding in 1997,
      57,034,912 shares issued and outstanding in 1996          $       395,851           $       389,966
    Premium on 4% cumulative preferred stock                                649                     1,363
    Retained earnings                                                   532,730                   466,397
    Treasury stock, at cost                                            (403,101)                        -
                                                                ----------------          ----------------
      Total common shareholders' equity                                 526,129                   857,726
  Cumulative preferred stock of subsidiary (Note 6)                       9,135                    51,898
  Long-term debt (Notes 2 and 7)                                      1,032,846                   662,591
                                                                ----------------          ----------------
        Total capitalization                                          1,568,110                 1,572,215
                                                                ----------------          ----------------



CURRENT LIABILITIES:
  Notes payable - banks and commercial paper (Note 8)                    33,700                    46,000
  Current maturities and sinking fund requirements (Note 7)               3,094                    11,250
  Accounts payable and accrued expenses                                  66,105                    62,222
  Dividends payable                                                      11,523                    22,212
  Taxes accrued                                                          22,126                    23,159
  Interest accrued                                                       15,493                    13,354
  Other current liabilities                                              12,555                    14,519
                                                                ----------------          ----------------
        Total current liabilities                                       164,596                   192,716
                                                                ----------------          ----------------



DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Deferred income taxes - net (Note 9)                                  314,869                   303,473
  Unamortized investment tax credit                                      44,783                    47,722
  Accrued postretirement benefits (Note 12)                              17,144                    23,635
  Accrued pension benefits (Note 11)                                     39,821                    37,283
  Miscellaneous                                                           5,026                     6,025
                                                                ----------------          ----------------
        Total deferred credits and other long-term liabilities          421,643                   418,138
                                                                ----------------          ----------------

COMMITMENTS AND CONTINGENCIES (Note 14)

        TOTAL                                                   $     2,154,349           $     2,183,069
                                                                ================          ================

See notes to consolidated financial statements.

                                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES

                                      Statements of Consolidated Cash Flows
                               For the Years Ended December 31, 1997, 1996 and 1995
----------------------------------------------------------------------------------------------------------------------------------

                                                                                 1997                1996                1995
----------------------------------------------------------------------------------------------------------------------------------
                                                                                             (In Thousands)
CASH FLOWS FROM OPERATIONS:
  Net income                                                              $       114,046     $       114,275     $        98,778
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                 103,841             102,677             103,045
    Amortization of regulatory assets                                              15,405              17,680               6,748
    Deferred income taxes and investment tax credit adjustments - net               3,533               3,145              (4,517)
    Allowance for funds used during construction                                   (4,407)             (9,321)            (11,370)
    Cumulative effect of accounting change - before taxes (Note 3)                (29,915)                  -                   -
    Provision for impairment of nonutility property (Note 2)                       32,000                   -                   -
    Premiums on redemptions of debt                                                     -              (3,128)             (2,506)
    Change in certain assets and liabilities:
      Accounts receivable - excluding cumulative effect
         of accounting change                                                      (6,019)             47,974             (10,414)
      Fuel, materials and supplies                                                   (321)              4,503               7,130
      Accounts payable and accrued expenses                                         3,883             (19,762)              6,727
      Taxes accrued                                                                (1,033)              1,934               2,656
      Accrued pension benefits                                                      2,538               5,449               4,731
      Other - net                                                                  (5,944)            (17,484)              4,684
                                                                          ----------------    ----------------    ----------------
Net cash provided by operating activities                                         227,607             247,942             205,692
                                                                          ----------------    ----------------    ----------------

CASH FLOWS FROM INVESTING:
  Proceeds from maturities of marketable securities                                     -               3,810               7,984
  Construction expenditures - utility                                             (73,130)            (78,543)           (166,874)
  Construction expenditures - nonutility                                           (1,569)             (4,187)            (34,745)
  Other                                                                            (6,566)            (16,607)            (19,416)
                                                                          ----------------    ----------------    ----------------
Net cash used in investing activities                                             (81,265)            (95,527)           (213,051)
                                                                          ----------------    ----------------    ----------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                      451,300              37,600             130,100
  Retirement of long-term debt                                                    (89,250)            (79,900)            (80,350)
  Reacquired common stock (Note 6)                                               (403,101)                  -                   -
  Preferred stock redemptions (Note 6)                                            (41,814)                  -                   -
  Short-term debt - net                                                           (12,300)            (23,122)             39,369
  Common dividends paid                                                           (57,653)            (83,629)            (81,289)
  Issuance of common stock related to incentive compensation plans                  4,089               4,524               1,549
  Other                                                                               363                (125)              1,386
                                                                          ----------------    ----------------    ----------------
Net cash provided by (used in) financing activities                              (148,366)           (144,652)             10,765
                                                                          ----------------    ----------------    ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (2,024)              7,763               3,406
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     19,317              11,554               8,148
                                                                          ----------------    ----------------    ----------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $        17,293     $        19,317     $        11,554
                                                                          ================    ================    ================

----------------------------------------------------------------------------------------------------------------------------------
Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:

    Interest (net of amount capitalized)                                  $        59,761     $        47,857     $        47,310
                                                                          ================    ================    ================
    Income taxes                                                          $        63,915     $        64,650     $        50,557
                                                                          ================    ================    ================


See notes to consolidated financial statements.


                                                IPALCO ENTERPRISES, INC. and SUBSIDIARIES

                                         Statements of Consolidated Common Shareholders' Equity
                                          For the Years Ended December 31, 1997, 1996 and 1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                  Common Stock
                                                   Outstanding         Premium on 4%
                                             -----------------------     Cumulative       Retained        Treasury
                                             Shares           Amount   Preferred Stock    Earnings          Stock           Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 (In Thousands)

Balance at January 1, 1995                     56,634    $    381,228    $    1,363    $    419,354                    $    801,945
  Net income                                                                                 98,778                          98,778
  Cash dividends declared ($1.44 per share)                                                 (81,724)                        (81,724)
  Exercise of stock options                        81           1,549                                                         1,549
  Restricted stock grants                          87           2,255                                                         2,255
                                            ----------   -------------   -----------   -------------                   -------------
Balance at December 31, 1995                   56,802         385,032         1,363         436,408                         822,803
  Net income                                                                                114,275                         114,275
  Cash dividends declared ($1.48 per share)                                                 (84,286)                        (84,286)
  Post-split fractional shares                     (1)            (36)                                                          (36)
  Exercise of stock options                       227           4,560                                                         4,560
  Restricted stock grants                           7             410                                                           410
                                            ----------   -------------   -----------   -------------                   -------------
Balance at December 31, 1996                   57,035         389,966         1,363         466,397                         857,726
  Net income                                                                                114,046                         114,046
  Cash dividends declared ($1.00 per share)                                                 (47,713)                        (47,713)
  Reacquired Common Stock (Note 6)            (12,539)                                                  $  (403,101)       (403,101)
  Reacquired and retired Preferred Stock                                       (714)                                           (714)
  Exercise of stock options                       153           4,089                                                         4,089
  Restricted stock grants                           1           1,796                                                         1,796
                                            ----------   -------------   -----------   -------------    -------------  -------------
Balance at December 31, 1997                   44,650    $    395,851    $      649    $    532,730     $  (403,101)   $    526,129
                                            ==========   =============   ===========   =============    =============  =============



See notes to consolidated financial statements.

Per share amounts and the number of shares have been adjusted for 1995 to reflect the 3-for-2 no par value common stock split issued in March 1996.

                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                    -----------------------------------------

                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1997, 1996 and 1995
-------------------------------------------------------------------------------

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation: IPALCO Enterprises, Inc. (IPALCO) owns all of the outstanding common stock of its subsidiaries (collectively referred to as Enterprises). The consolidated financial statements include the accounts of IPALCO, its regulated utility subsidiary, Indianapolis Power & Light Company
(IPL), and its unregulated subsidiary, Mid-America Capital Resources, Inc. (Mid-America). Mid-America conducts its businesses through various wholly-owned subsidiaries, including Mid-America Energy Resources, Inc. (Energy Resources), Indianapolis Campus Energy, Inc. (ICE), Cleveland Thermal Energy Corporation (Cleveland Thermal), Cleveland District Cooling Corporation (Cleveland Cooling) and Store Heat and Produce Energy, Inc. (SHAPE), an 80%-owned subsidiary. All significant intercompany items have been eliminated in consolidation.

       The operating components of all subsidiaries other than IPL which had revenue of $33.0 million, $33.6 million and $23.0 million for 1997, 1996 and 1995, respectively, are included under the captions OTHER INCOME AND (DEDUCTIONS), "Other-net" and "Income taxes-net" and INTEREST AND OTHER CHARGES, "Interest on long-term debt," "Other Interest" and "Amortization of redemption premiums and expenses on debt-net" in the Statements of Consolidated Income.

       Nature of Operations: IPL is engaged principally in providing electric and steam service to the Indianapolis metropolitan area. Mid-America operates energy-related businesses in Indianapolis, Indiana and Cleveland, Ohio.

       Concentrations of Risk: Substantially all of Enterprises' business activity is with customers located within the Indianapolis area. In addition, approximately 64% of Enterprises' employees are covered by collective bargaining agreements. On February 23, 1998, the contract of approximately 25% of those employees covered by collective bargaining agreements will expire.

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

       Revenues: Effective January 1, 1997, IPL adopted the unbilled revenues method of accounting for electricity and steam delivered during the period (see
Note 3). Revenues are accrued for services provided but unbilled at the end of each month.

       A fuel adjustment charge provision, which is established after public hearing, is applicable to most of the rate schedules of IPL, and permits the billing or crediting of estimated fuel costs above or below the levels included in such rate schedules. Actual fuel costs in excess of or under estimated fuel costs billed are deferred or accrued, respectively.

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

       Effective July 1, 1996, IPL's authorized annual electric net operating income, for purposes of quarterly operating income tests, is $163 million, as established in an IURC order dated August 24, 1995. This level will be maintained until changed by an IURC order. During 1997, IPL's rolling annual electric operating income was less than the authorized annual operating income at each of the quarterly measurement dates (January, April, July and October). At October 31, 1997, IPL's most recent quarterly measurement date, IPL had a cumulative net operating deficiency of $78.9 million, of which $39.9 million expires at varying amounts during the period ending September 1, 2000. The operating deficiency is calculated by summing the 20 most recent quarterly measurement period annual results. As a consequence, IPL could, for a period of time, earn above $163 million of electric net operating income without being required to make a customer refund.

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

       Allowance For Funds Used During Construction: In accordance with the prescribed uniform system of accounts, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 9.1%, 7.3% and 8.5% during 1997, 1996 and 1995, respectively.

       Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items that are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts plus removal costs, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.5% during 1997, 3.4% during 1996 and 3.5% during 1995. Depreciation expense for 1997 and 1996 include adjustments to spare parts inventory of $0.6 million and $4.5 million, respectively, resulting from recognition of the impairment in value of excess spare parts. Depreciation expense for 1995 includes adjustments to property held for future use of approximately $12.3 million. The adjustments in 1995 reflect incurred costs of expired regulatory permits and for designing and engineering a future generating station in Patriot, Indiana.

       Nonutility property is recorded at cost, and depreciation is calculated using the straight-line method over the estimated service lives of the related property (see Note 2). Nonutility depreciation expense was $4.4 million, $4.5 million and $3.1 million for 1997, 1996 and 1995, respectively.

       Sale of Accounts Receivable: At December 31, 1997, IPL had sold, on a revolving basis, an undivided percentage interest in $50 million of its accounts receivable.

       Regulatory Assets: Regulatory assets represent deferred costs that have been, or that are expected to be, included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC. Specific regulatory assets are disclosed in Note 5. As of December 31, 1997, all nontax-related regulatory assets have been included as allowable costs in orders of the IURC (see Note 10). IPL is amortizing such regulatory assets to expense over periods authorized by these orders.
Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the related tax amounts are paid.

       In accordance with regulatory treatment, IPL deferred as a regulatory asset certain post in-service date carrying charges and certain other costs related to its investment in Petersburg Unit 4. As authorized in the 1995 Electric Rate Settlement (see Note 10), IPL, effective September 1, 1995, is amortizing this deferral to expense over a life that generally approximates the useful life of the related facility.

       Also in accordance with regulatory treatment, IPL defers as regulatory assets non-sinking fund debt and preferred stock redemption premiums and expenses, and amortizes such costs over the life of the original debt or, in the case of preferred stock redemption premiums, over 20 years.

       Derivatives: IPALCO has only limited involvement with derivative financial instruments and does not use them for trading purposes. IPALCO entered into interest rate swap agreements as a means of managing the interest rate exposure on certain of its debt facilities. These interest rate swaps are accounted for under the accrual method. Under this method, the differential to be paid or received on the interest rate swap agreement is recognized over the life of the agreement in interest expense. Changes in market value of interest swaps accounted for under the accrual method are not reflected in the accompanying financial statements.

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

       Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment.

       Statements of Cash Flows - Cash Equivalents: Enterprises considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

       Employee Benefit Plans: Substantially all employees of IPALCO and IPL and certain management employees of Mid-America are covered by a defined benefit pension plan, a defined contribution plan and a group benefits plan.

       The defined benefit pension plan is noncontributory and is funded through two trusts. Additionally, a select group of management employees of IPALCO, IPL and Mid-America are covered under a funded supplemental retirement plan. Collectively, these two plans are referred to as the Plans. Benefits are based on each individual employee's years of service and compensation. IPL's funding policy is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes.

       The defined contribution plan is sponsored by IPL as the Employees' Thrift Plan of Indianapolis Power & Light Company. Employees elect to make contributions to the Thrift Plan based on a percentage of their annual base compensation. IPL matches each employee's contributions in amounts up to, but not exceeding, 4% of the employee's annual base compensation.

       The group benefits plan is sponsored by IPL and provides certain healthcare and life insurance benefits to active employees and employees who retire from active service on or after attaining age 55 and have rendered at least 10 years of service. The postretirement benefit obligations of this plan are funded through a Voluntary Employee Beneficiary Association (VEBA) Trust. IPL's policy is to fund the annual actuarially determined postretirement benefit cost.

       Substantially  all  non-management   employees  of  Mid-America  and  its
subsidiaries are covered by a contributory 401(k) plan.

       New Accounting Pronouncements: In 1997, IPALCO adopted Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which established standards for asset and liability recognition when transfers occur. Adoption of SFAS 125 had no impact on Enterprises' financial position or results of operations.

       In June 1997, SFAS 130, "Comprehensive Income," was issued and becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Enterprises anticipates adopting this statement on January 1, 1998, and does not expect that it will have a material impact on its consolidated financial statements.

       Also in 1997, SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. The statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. However, interim reporting of segments is not required until 1999.

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

       Earnings per Share: All references to earnings per share in the notes to the consolidated financial statements are fully diluted.

       Reclassifications:Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

2.  PLANT IN SERVICE AND OTHER PROPERTY

       Utility Plant in Service
       ------------------------

       The original cost of utility plant in service at December 31, segregated by functional classifications, follows:
                                              1997                    1996
--------------------------------------------------------------------------------
                                                      (In Thousands)

Production................................       $1,687,190        $1,684,705
Transmission..............................          237,547           235,218
Distribution..............................          743,251           712,391
General  .................................          132,458           130,991
                                                 ----------        ----------
   Total utility plant in service.........       $2,800,446        $2,763,305
                                                 ==========        ==========

       Substantially all of IPL's property is subject to the lien of the indentures securing IPL's First Mortgage Bonds.

       In 1997, IPL retired and sold its CC Perry W Plant site, including land and improvements, to the state of Indiana White River State Park Commission at an approximate pretax net gain of $5.7 million included in other income and deductions, other net.

       Nonutility Property
       -------------------

       The original cost of nonutility property at December 31 follows:

                                              1997                 1996
--------------------------------------------------------------------------
                                                    (In Thousands)

District Cooling.....................       $ 79,165              $100,294
District Heating.....................          7,977                16,984
General  ............................          3,202                 4,165
                                            --------              --------
    Total nonutility property........       $ 90,344              $121,443
                                            ========              ========

       Substantially all the District Cooling and Heating property is subject to the lien of existing debt and/or credit agreements.

       During 1997, IPALCO initiated a plan to sell two subsidiaries of Mid-America, Cleveland District Cooling Corporation and Cleveland Thermal Corporation. Based on fair market value estimates, IPALCO recorded a charge of $32 million to write down the carrying amounts of these businesses to estimated fair value less cost to sell. The charge is included in IPALCO's other income and deductions for the year ended December 31, 1997. IPALCO will not depreciate or amortize any of the long-term assets of these businesses while they are held for disposal. IPALCO anticipates completing this divestiture effort in 1998. Excluding the charge described above, these businesses contributed a net loss of $2.5 million, $1.7 million and $1.8 million in 1997, 1996 and 1995, respectively. The amounts that IPALCO will ultimately realize could differ materially from the amounts assumed in arriving at the write-down of these businesses.

3.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

       In December 1997, IPL changed its method of accounting (retroactive to January 1, 1997) to record revenues of all electricity and steam delivered during the period. Prior to 1997, IPL recognized revenues on a cycle basis as meters were read. The new accounting method more accurately reports revenues in the period in which electricity and steam is used by customers. The cumulative effect of the change in accounting at January 1, 1997, was $18.3 million (net of income taxes of $11.2 million and other taxes of $.4 million) or $.38 per share. The change had the effect of decreasing 1997 income before cumulative effect of the accounting change by $1.9 million (net of taxes) or $.04 per share.

     If this method had been applied retroactively, net income would have been $112.1 million ($1.97 per share) and $100.2 million ($1.76 per share) for the years ended December 31, 1996, and 1995, respectively.

4.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     Cash, Cash Equivalents and Notes Payable: The carrying amount approximates fair value due to the short maturity of these instruments.

       Long-Term   Debt,   Including   Current   Maturities   and  Sinking  Fund
Requirements: Interest rates that are currently available to IPALCO, IPL and Mid-America for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The variable rate debt has been included at the face amount for both carrying amount and fair value. The fair value of the IPL interest rate swap agreement has been estimated to be $3.3 million and $1.2 million, which represents the amount IPL would have to pay to enter into an equivalent agreement at December 31, 1997, and 1996, respectively, with a swap counter party. The fair value of the IPALCO interest rate swap agreement has been estimated to be $2.6 million at December 31, 1997. The fair value of the debt outstanding has been determined on the basis of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 1997, and 1996, the consolidated carrying amount of Enterprises' long-term debt, including current maturities and sinking fund requirements, and the approximate fair value are as follows:

                                                 1997               1996
------------------------------------------------------------------------
                                                    (In Thousands)

  Carrying amount                             $1,035,940        $673,841
  Approximate fair value                      $1,066,354        $680,532

5.  REGULATORY ASSETS

       The amounts of regulatory assets at December 31, 1997, and 1996, are as follows:

                                                                   1997               1996
--------------------------------------------------------------------------------------------
                                                                       (In Thousands)

Related to deferred taxes (Note 1)                              $  44,099           $  39,175
Postretirement benefit costs in excess of cash payments
   and amounts capitalized (Note 12)                               17,152              23,584
Unamortized reacquisition premium on debt (Note 1)                 23,751              25,151
Unamortized Petersburg Unit 4 carrying charges
     and certain other costs (Note 1)                              30,228              34,005
Demand side management costs (Note 10)                             10,308              13,841
Other                                                               1,246               2,218
                                                                ---------           ---------
      Total regulatory assets                                   $ 126,784           $ 137,974
                                                                =========           =========

6.  CAPITAL STOCK

       Stock Split: In February 1996, the IPALCO Board of Directors authorized a 3-for-2 stock split of IPALCO's common stock issued to shareholders in March 1996. All references to share amounts of common stock and per share information have been restated to reflect the stock split.

       Stock Repurchase: In 1997, Enterprises conducted a "Dutch Auction" self-tender offer and purchased 12,539,428 shares of common stock at a total cost of approximately $403.1 million. All 12,539,428 shares remain in Treasury stock.

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

       During 1997, IPALCO adopted SFAS 128, "Earnings per Share." Accordingly, the accompanying consolidated statements of income have been restated to reflect "diluted" as well as "basic" earnings per share amounts. The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:


                                          For the Year Ended December 31,
                                          -------------------------------
                                     1997             1996              1995
                                     ----------------------------------------
                                                 (In thousands)


Weighted average common shares       47,942           56,924           56,745
Dilutive effect of stock options        285              117               87
                                    -------          -------         --------
Weighted average common
   and incremental shares            48,227           57,041           56,832
                                     ======           ======           ======

       IPALCO PowerInvest, IPALCO's Dividend Reinvestment and Direct Stock Purchase Plan, allows participants to purchase shares of common stock and to reinvest dividends. The plan provides that such shares may be purchased on the open market or directly from IPALCO at the option of IPALCO. IPALCO is authorized to issue 1,473,455 additional shares as of December 31, 1997, pursuant to this plan. All purchases in 1997 were made on the open market.

       Under the Thrift Plan, shares may be purchased either on the open market or, if available, as original issue shares directly from IPALCO. There were approximately 2.2 million additional shares available for issue under the Thrift Plan as of December 31, 1997. All purchases in 1997 were made on the open market.

       IPALCO is authorized to issue 34,787 additional shares of common stock pursuant to the Energy Resources 401(k) plan. All purchases in 1997 were made on the open market.

       On May 21,  1997,  the IPALCO  Enterprises,  Inc.  1997 Stock Option Plan
(1997 Plan) for officers and other key employees was approved by the shareholders of IPALCO. Two million shares of common stock were authorized for issuance under the 1997 Plan. As of December 31, 1997, 932,750 shares are available for future grants. The maximum period for exercising an option may not exceed 10 years and one day after the grant, provided however, that the incentive stock options shall have terms not in excess of 10 years.

       IPALCO has an existing stock option plan (1990 Plan) for key employees under which options to acquire shares of common stock may be granted. One and one-half million shares of common stock were authorized for issuance under the 1990 Plan although no shares are available for future grants. The maximum period for exercising an option may not exceed 10 years and one day after grant or 10 years for incentive stock options.

       The 1991 Directors' Stock Option Plan (1991 Plan) provides to the nonemployee Directors of IPALCO options to acquire shares of common stock. These options are exercisable for the period beginning on the six-month anniversary of, and ending on the ten-year anniversary of, the grant date. Under the 1991 Plan, 375,000 shares of common stock were authorized for issuance and 126,000 are available for future grants.

       A summary of options issued under all plans is as follows:

                                              Weighted Average             Range of Option           Number of
                                               Price per Share             Price per Share             Shares
--------------------------------------------------------------------------------------------------------------
Outstanding, January 1, 1995..................     $ 22.51             $ 16.8317 - $ 25.3725         1,226,250
  Granted.....................................       20.91                           20.9146            45,000
  Reinstated..................................       16.83                           16.8317            15,000
  Exercised...................................       17.19               16.8317 -   18.7481           (81,000)
                                                                                                     ---------
Outstanding, December 31, 1995................       22.74               16.8317 -   25.3725         1,205,250
  Granted.....................................       25.25                           25.25              45,000
  Exercised...................................       17.02               16.8317 -   25.3308          (226,680)
                                                                                                     ---------
Outstanding, December 31, 1996................       24.12               16.8317 -   25.3725         1,023,570
  Granted.....................................       31.38                           31.375          1,132,500
  Granted.....................................       30.50                           30.50              42,000
  Exercised...................................       24.05               16.8317 -   31.375           (152,732)
                                                                                                     ---------
Outstanding, December 31, 1997................       28.27               16.8317 -   31.375          2,045,338
                                                                                                     =========

       The number of shares exercisable at December 31, 1997, 1996 and 1995 were: 2,045,338, 1,023,570 and 983,012, respectively, with a weighted average exercise price of $28.27, $24.12 and $22.15, respectively. The weighted average remaining contractual life of the options outstanding at December 31, 1997, 1996 and 1995 was 7.7 years, 6.3 years and 6.7 years, respectively.

       IPALCO has a Long-Term Performance and Restricted Stock Incentive Plan (1995 Plan). Pursuant to the 1995 Plan, 600,000 shares of common stock of IPALCO have been authorized and reserved for issuance, and initial awards of 87,304 shares of restricted common stock were made to participating employees on January 1, 1995. On January 1, 1997 and 1996, an additional 1,628 and 7,319 shares, respectively, were issued to reflect the addition of new participants. Under the 1995 Plan, shares of restricted common stock with value equal to a stated percentage of participants' base salary are initially awarded at the beginning of a three-year performance period, subject to adjustment to reflect the participants' actual base salary. The shares remain restricted and nontransferable throughout each three-year performance period, vesting in one-third increments in each of the three years following the end of the performance period. The first performance period was from January 1, 1995, to December 31, 1997. At the end of a performance period, awards are subject to adjustment to reflect Enterprises' performance compared to peer companies under two performance criteria, cost-effective service and total return to shareholders. Depending on Enterprises' performance under these criteria, final awards may range from 200% of the initial awards to zero. On January 5, 1998, an additional 9,432 shares were issued to reflect participants' actual base salaries. On January 15, 1998, the final performance evaluation was performed resulting in final awards of 200% of the initial awards with one-third of the total vesting (73,740 shares). Participants may choose from one of four payout options for vested shares, including partial cash payout. Of the vested shares, 33,719 were paid out in the form of stock.

       APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock based plans have been applied by Enterprises. No compensation cost has been recognized for the 1990, 1991 and 1997 option plans because the stock option exercise price is equal to the fair value of the underlying common stock at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS 123, "Accounting for Stock-Based Compensation," IPALCO's net income for the year ended December 31, 1997, would have decreased from $114.0 million ($2.36 per share) to the pro forma amount of $110.4 million ($2.29 per share). IPALCO's net income and earnings per share for the similar period in 1996 would have decreased from $114.3 million ($2.00 per share) to the pro forma amount of $114.2 million ($2.00 per share). IPALCO's net income and earnings per share for the similar period in 1995 would not have changed. IPALCO estimated the SFAS 123 fair values by utilizing the binomial options pricing model with the following assumptions: dividend yields of 3.2% to 6.9%, risk-free rates of 6.4% to 6.9%, volatility of 12% to 13% and expected lives of five years.

       Compensation expense of $3.4 million, $1.2 million and $1.1 million for 1997, 1996 and 1995, respectively, as measured by the market value of the common stock at the balance sheet date, has been recognized in accordance with the vesting period for the 1995 Plan.

       Restrictions on the payment of cash dividends or other distributions of IPL common stock held by IPALCO and on the purchase or redemption of such shares by IPL are contained in the indentures securing IPL's First Mortgage Bonds. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL's preferred stock have been paid or declared and set apart for payment. All of IPL's retained earnings at December 31, 1997, were free of such restrictions. There are no other restrictions on the retained earnings of IPALCO.

       Cumulative Preferred Stock of Subsidiary: Preferred stock shareholders are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL Directors to constitute a majority. Preferred stock is redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

       IPALCO purchased shares of IPL's preferred stock on October 17, 1997, pursuant to the terms of a tender offer concluded on October 8, 1997. The following table shows the number of shares purchased on October 17, 1997, for each class of preferred stock:

                                                                     Amount
    Class                   Shares               Rate            (In Thousands)
------------------------------------------------------------------------------
4%   Series.............    52,389              $71.38               $ 3,740
4.2% Series.............    19,669               77.72                 1,529
4.6% Series.............    27,519               85.12                 2,342
4.8% Series.............    28,070               88.82                 2,493
6%   Series.............    59,200              103.00                 6,098
8.2% Series.............    65,828              102.00                 6,714
                           -------                                   -------
  Shares purchased         252,675                                   $22,916
                           =======                                   =======

       All tendered shares subsequently were purchased from IPALCO by IPL at cost and canceled.

       On October 28, 1997, the Board of Directors of IPL authorized the redemption of the remaining 40,800 shares of its 6.0% and remaining 134,157 shares of its 8.2% Cumulative Preferred Stock issued and outstanding on December 15, 1997, at a price per share, payable to shareholders of record of $102 and $101, respectively, together with dividends accrued through the date of redemption. IPL recorded a net gain of $1.7 million, as an increase to equity, with the redemption of the preferred stock.

At December 31, preferred stock consisted of the following:

                                    December 31, 1997
                                    -----------------
                                    Shares        Call          December 31
                                  Outstanding     Price       1997       1996
                                  -----------   ---------  --------     ------
                                                              (In Thousands)
 Cumulative $100 Par Value,
    authorized 2,000,000 shares

 4% Series........................   47,611     $118.00     $4,761      $10,000
 4.2% Series......................   19,331      103.00      1,933        3,900
 4.6% Series......................    2,481      103.00        248        3,000
 4.8% Series......................   21,930      101.00      2,193        5,000
 6% Series........................        -      102.00          -       10,000
 8.2% Series......................        -      101.00          -       19,998
                                     ------                 ------      -------
 Total cumulative preferred stock    91,353                 $9,135      $51,898
                                     ======                 ======      =======

       During 1997, 1996 and 1995, preferred stock dividends were $2.8 million, $3.2 million and $3.2 million, respectively.

       On January 13, 1998, Indianapolis Power & Light Company issued $50,000,000 of Cumulative Preferred Stock with a rate of 5.65%. 500,000 shares were issued at $100 par value each. The stock will be redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL.

7.  LONG-TERM DEBT

       Long-term debt consists of the following:


                                                               December 31,
                                                               ------------
                                                           1997          1996
                                                           ----          ----
  Series                  Due                                 (In Thousands)
IPL First Mortgage Bonds:

5 5/8%            May 1997............................ $        -     $  11,250
6.05%             February 2004.......................     80,000        80,000
8%                October 2006........................     58,800        58,800
7 3/8%            August 2007.........................     80,000        80,000
6.10% *           January 2016........................     41,850        41,850
5.40% *           August 2017.........................     24,650        24,650
7.45%             August 2019.........................     23,500        23,500
5.50% *           October 2023........................     30,000        30,000
7.05%             February 2024.......................    100,000       100,000
6 5/8% *          December 2024.......................     40,000        40,000
Unamortized discount - net............................       (960)       (1,009)
                                                       ----------     ---------
Total first mortgage bonds............................    477,840       489,041

IPL Variable Series Notes *
1991              August 2021.........................     40,000        40,000
1994A             December 2024.......................     20,000        20,000
1995B             January 2023 .......................     40,000        40,000
1995C             December 2029 ......................     30,000        30,000
1996              November 2029 ......................     20,000        20,000
Current maturities and sinking fund requirements......          -       (11,250)
                                                       ----------     ---------
Total long-term debt - IPL............................    627,840       627,791
                                                       ----------     ---------

Long-Term Debt - Other:
Energy Resources - 7.25% note, due December 2011......      9,500         9,500
Energy Resources - variable note, due September 2030..      9,300         9,300
ICE - 7.59 % note, due February 2016 .................     16,000        16,000
IPALCO Enterprises, Inc. Revolving
   Credit Facility, due March 2002....................    323,000             -
Energy Resources-8.03% notes payable, due June 2012 ..     50,000             -
SHAPE -7.50% notes payable, due December 1998 ........        300             -
Current maturities....................................     (3,094)            -
                                                       ----------     ---------
Total long-term debt - other..........................    405,006        34,800
                                                       ----------     ---------

Total long-term debt.................................. $1,032,846     $ 662,591
                                                       ==========     =========

* Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.


       IPL redeemed the $15 million, 5 1/8% Series in May 1996, and the $50 million, 9 5/8% Series in December 1996. ICE redeemed the $13.2 million project loan in December 1996, with the proceeds from a 7.59% long-term note in the amount of $16 million.

       The Series 1991 note provides for an interest rate that varies with the tax-exempt commercial paper rate. The 1994A, 1995B, 1995C and 1996 notes provide for an interest rate which varies with the tax-exempt weekly rate. IPL, at its option, can change the interest rate mode for these notes to be based on other short-term rates. Additionally, the IPL variable rate notes can be converted into long-term fixed interest rate instruments by the issuance of an IPL First Mortgage Bond. The notes are classified as long-term liabilities because IPL maintains long-term credit facilities supporting these agreements, which were unused at December 31, 1997. Energy Resources' 1995 variable long-term note due 2030 was issued to the Indiana Development Finance Authority and bears interest which varies with the tax-exempt weekly rate.

       IPALCO's Revolving Credit Facility (Revolver) was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common capital stock. Interest is payable monthly and is based on a spread over LIBOR. During 1997, IPALCO reduced the original debt amount by a net $78 million.

       The interest rate swap agreement is accounted for on a settlement basis. IPALCO is exposed to credit loss in the event of nonperformance by the counterparty for the net interest differential when floating rates exceed the fixed maximum rate.
However, IPALCO does not anticipate nonperformance by the counterparty.

       The year-end interest rates for the variable rate notes are as follows:

                                      Interest Rate at
                                         December 31,
                                   1997              1996
-------------------------------------------------------------

Series 1991                        3.78%             3.47%
Series 1994A                       3.75%             4.10%
Series 1995B                       5.21%             5.21%
Series 1995C                       3.75%             4.10%
Series 1996                        3.75%             4.05%
Energy Resources
  variable note                    4.17%             4.35%
IPALCO Revolver                    6.65%               _

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

       Maturities on long-term debt for the five years subsequent to December 31, 1997, are as follows:

                                           Maturities
                                           ----------
                           Year                                Amount
                           ----                                ------
                                                           (In Thousands)

                           1998...........................     $  3,094
                           1999...........................       81,325
                           2000...........................       81,582
                           2001...........................       82,477
                           2002...........................       82,650

8.  LINES OF CREDIT

       IPL has committed lines of credit with banks of $75 million at December 31, 1997, to provide loans for interim financing which require the payment of commitment fees. These lines of credit, based on separate agreements, have expiration dates ranging from February 1, 1998, to December 31, 1998. Lines of credit used to support commercial paper were $10 million at December 31, 1997. IPL has a Liquidity facility in the amount of $150 million to support certain floating-rate tax-exempt facilities (see Note 7).

       IPL has an uncommitted line of credit with a bank in the amount of $25 million that does not require the payment of a commitment fee. At December 31, 1997, $11.3 million was unused.

       Mid-America has a line of credit which requires the payment of a commitment fee. At December 31, 1997, $10 million was outstanding, $9.3 million was committed as collateral for the Energy Resources variable note and $10.7 million was unused.

     The weighted average interest rate on notes payable and commercial paper outstanding was 6.58% and 6.08% at December 31, 1997 and 1996, respectively.

9.  INCOME TAXES

       Federal and state income taxes charged to income are as follows:

                                                                         1997           1996           1995
-------------------------------------------------------------------------------------------------------------
                                                                                   (In Thousands)
Utility Operating Expenses:
  Current income taxes:
    Federal.....................................................         $64,553        $56,676        $51,331
    State.......................................................           9,474          8,378          7,732
                                                                         -------        -------        -------
      Total current taxes.......................................          74,027         65,054         59,063
                                                                         -------        -------        -------

    Deferred federal income taxes...............................           1,444          6,507         (1,748)
    Deferred state income taxes.................................             803           (398)           309
                                                                         -------        -------        -------
      Total deferred  income taxes..............................           2,247          6,109         (1,439)
                                                                         -------        -------        -------

    Net amortization of investment credit.......................          (2,939)        (2,915)        (3,125)
                                                                         -------        -------        -------
      Total charge to utility operating expenses................          73,335         68,248         54,499
    Net credit to other income and deductions...................         (19,004)        (3,645)        (3,097)
                                                                         -------        -------        -------
                                                                          54,331         64,603         51,402
    Cumulative effect of change in accounting principle.........          11,209             -               -
                                                                         -------        -------        -------
      Total federal and state income tax provisions.............         $65,540        $64,603        $51,402
                                                                         =======        =======        =======

       The provision for federal income taxes (including net investment tax credit adjustments) is less than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:
                                               1997         1996          1995
------------------------------------------------------------------------------
Federal statutory tax rate.................    35.0%        35.0%        35.0%
Effect of state income taxes...............    (2.1)        (1.5)        (1.8)
Amortization of investment tax credits.....    (1.6)        (1.6)        (2.0)
Removal cost adjustments...................      -           -           (1.8)
Preferred dividends of subsidiary..........     0.2          0.6          0.7
Other - net................................    (1.2)        (1.4)        (1.8)
                                               -----        -----        -----
  Effective tax rate.......................    30.3%        31.1%        28.3%
                                               =====        =====        =====

       The significant items comprising Enterprises' net deferred tax liability recognized in the consolidated balance sheets as of December 31, 1997, and 1996, are as follows:
                                                  1997                1996
-----------------------------------------------------------------------------
                                                        (In Thousands)
Deferred tax liabilities:
     Relating to utility property...........      $405,164          $376,121
     Other..................................        16,520            21,070
                                                  --------          --------
         Total deferred tax liabilities.....       421,684           397,191
                                                  --------          --------
Deferred tax assets:
     Relating to utility property...........        40,731            28,298
     Investment tax credit..................        27,251            29,156
     Employee benefit plans.................        22,455            15,388
     Unbilled revenue.......................             -            10,517
     Other..................................        16,197            10,359
                                                  --------          --------
         Total deferred tax assets..........       106,634            93,718
                                                  --------          --------
Net deferred tax liability..................       315,050           303,473
       Current deferred tax liability.......           181                 -
                                                  --------          --------
Deferred income taxes - net.................      $314,869          $303,473
                                                  ========          ========

10.  RATE MATTERS

       Electric Rate Settlement Agreement: On August 24, 1995, the IURC issued an order approving without amendment a Stipulation and Settlement Agreement (Settlement Agreement) resolving all issues in IPL's then pending electric general rate proceeding.

       As provided for by the Settlement Agreement, IPL increased its basic rates and charges for retail electric service in two steps designed to provide the following additional annual revenues:

             Step 1 - $35 million on September 1, 1995
             Step 2 - $25 million on July 1, 1996

       Effective with the implementation of new tariffs in Step 1, IPL was authorized to begin amortization of certain regulatory assets. Additionally, IPL's existing depreciation rates were reapproved.

       Under terms of the Settlement Agreement, IPL agreed not to file a request to build any large, base-load generating capacity before January 1, 2000. This provision can be waived in extreme circumstances. In addition, the parties agreed to, and subsequently resolved, pending litigation involving IPL's Clean Air Act compliance plan.

       Steam Rate Order: By an order dated January 13, 1993, the IURC authorized IPL to increase its steam system rates and charges over a six-year period. The final increase associated with this order took effect on January 13, 1998. The amount of additional annual revenues from the January 13, 1998, increase is estimated to be $370,000.

       Demand Side Management Program: In compliance with certain orders, IPL is deferring certain approved DSM costs and carrying charges. In the Settlement Agreement approved by the IURC on August 24, 1995, IPL was authorized to amortize $5.3 million of such costs deferred prior to February 1995, over a four-year period beginning September 1, 1995. On December 19, 1996, IPL filed a petition with the IURC requesting review, modification and/or termination of, and related regulatory treatment for, DSM programs approved in the order dated September 8, 1993. On July 30, 1997, IPL received an IURC order approving a settlement agreement authorizing IPL to recognize in rates the existing regulatory asset (consisting of DSM costs deferred after January 31, 1995), along with carrying charges, and also to approve changes to IPL's DSM programs.

11.  EMPLOYEE PENSION BENEFIT PLANS

       Pension expense includes the following components:

                                                           1997         1996         1995
-------------------------------------------------------------------------------------------
                                                                     (In Thousands)

Service cost--benefits earned during the period.........   $ 6,584      $ 6,482      $ 6,375
Interest cost on projected benefit obligation...........    16,873       16,335       15,348
Actual return on plan assets............................   (37,813)     (23,307)     (29,529)
Net amortization and deferral...........................    18,304        5,758       13,499
                                                           -------       ------      -------
  Net periodic pension cost.............................     3,948       5,268         5,693
  Less amount capitalized...............................       621       1,061         1,199
                                                           -------      -------      -------
Amount charged to expense...............................   $ 3,327      $ 4,207      $ 4,494
                                                           =======      =======      =======

       A summary of the Plans' funding status at their October 31, 1997, plan year-end, evaluation date and the amount recognized in the consolidated balance sheets at December 31, 1997, and 1996, follows:

                                                                                      1997              1996
---------------------------------------------------------------------------------------------------------------
                                                                                          (In Thousands)
Actuarial present value of benefit obligations:
    Vested benefit obligation..............................................        $(194,352)        $(173,654)
    Nonvested benefit obligation...........................................          (35,293)          (32,705)
                                                                                   ---------         ---------
Accumulated benefit obligation.............................................        $(229,645)        $(206,359)
                                                                                   =========         =========

    Projected benefit obligation...........................................        $(254,540)        $(229,937)
    Plan assets at fair value..............................................          262,126           235,250
                                                                                   ---------         ---------
Funded status..............................................................            7,586             5,313
    Unrecognized net gain from past experience different
         from that assumed.................................................          (46,671)          (36,126)
    Unrecognized past service costs........................................           12,477             8,132
    Unrecognized net asset at January 1, 1987, being
         amortized over an original life of 18.9 years.....................          (11,169)          (12,583)
    Adjustment required to recognize minimum liability.....................           (2,044)           (2,019)
                                                                                   ---------         ---------
Net accrued pension benefits included in other long-term
    liabilities at December 31.............................................        $ (39,821)        $ (37,283)
                                                                                   =========         =========

     Approximately 45.2% of the Plans' assets were in equity securities at October 31, 1997, with the remainder in fixed income securities.

       Assumptions used in determining the information presented were:
                                                      1997      1996     1995
-------------------------------------------------------------------------------
Discount rate......................................   7.25%     7.50%     7.50%
Rate of increase in future compensation levels.....   5.10%     5.10%     5.10%
Expected long-term rate of return on assets........   8.00%     8.00%     8.00%


12.  EMPLOYEE POSTRETIREMENT BENEFITS

       Postretirement benefit expense includes the following components:

                                                                               1997         1996         1995
-------------------------------------------------------------------------------------------------------------
                                                                                       (In Thousands)

Service cost -- benefits earned during the period......................   $    4,021    $   3,969    $   3,941
Interest cost on accumulated postretirement benefit obligation.........       11,135       10,494       10,838
Actual (return) loss on plan assets....................................          314        1,280         (319)
Net amortization and deferral..........................................        1,475        2,220        4,665
                                                                          ----------    ---------    ---------
  Net periodic postretirement benefit cost.............................       16,945       17,963       19,125
  Less:
     Amount capitalized................................................        2,930        3,511        3,891
     Regulatory asset deferral.........................................            -            -        6,978
                                                                          ----------    ---------    ---------
Amount charged to expense..............................................   $   14,015    $  14,452    $   8,256
                                                                          ==========    =========    =========

     Also, during 1997, 1996 and 1995, IPL expensed postretirement regulatory asset amortization of $6.4 million, $6.4 million and $2.1 million, respectively.

       A summary of the retiree health-care and life insurance plan's funding status, and the amount recognized in the consolidated balance sheets at December 31, 1997, and 1996, follows:

                                                                                    1997                1996
----------------------------------------------------------------------------------------------------------------
Actuarial present value of accumulated postretirement                                     (In Thousands)
    benefit obligation:
    Retirees...............................................................       $ (59,125)          $ (62,856)
    Fully eligible active plan participants................................         (19,144)            (21,486)
    Other active plan participants.........................................         (58,436)            (62,702)
                                                                                  ---------           ---------
Total......................................................................        (136,705)           (147,044)
    Plan assets at fair value .............................................          68,688              49,852
                                                                                  ---------           ---------
Funded status .............................................................         (68,017)            (97,192)
    Unrecognized net gain from past experience different from that assumed.         (40,927)            (24,363)
    Unrecognized net obligation at January 1, 1993, being amortized over
        an original life of 20 years.......................................          91,800              97,920
                                                                                  ---------           ---------
Net accrued postretirement benefit cost included in deferred liabilities at
    December 31............................................................       $ (17,144)          $ (23,635)
                                                                                  =========           =========


       Enterprises has expensed its non-construction related postretirement benefits costs associated with its unregulated and regulated steam businesses and, subsequent to August 1995, with its regulated electric business. IPL's electric business postretirement benefit costs incurred prior to September 1, 1995, net of amounts capitalized for construction and benefits paid to participants, were deferred as a regulatory asset on the consolidated balance sheets. The Settlement Agreement approved the amortization to operating expense of this regulatory asset over five years beginning September 1, 1995. The annual amortization is $6.4 million. IPL funds its annual postretirement benefit costs in excess of actual benefits paid to participants to an irrevocable VEBA Trust. Annual funding is discretionary and is based on the projected cost over time of benefits to be provided to covered persons consistent with acceptable actuarial methods. The VEBA Trust provides for full funding of Enterprises' accumulated postretirement benefit obligation in the event of certain change of control transactions. During 1997, 1996 and 1995, Enterprises contributed $19.2 million, $20.9 million and $19.0 million, respectively, of these costs to the VEBA.

       Plan assets consist of life insurance policies on certain active and retired IPL employees.

       The assumed health-care cost trend rate used in measuring the accumulated postretirement benefit obligation is 8.1% for 1998, gradually declining to 4.5% in 2003. A 1% increase in the assumed health- care cost trend rate for each year would increase the accumulated postretirement benefit obligation, as of December 31, 1997, by approximately $19.5 million and the combined service cost and interest cost for 1997 by approximately $2.5 million.

       Assumptions used in determining the information above were:
                                                 1997        1996       1995
-------------------------------------------------------------------------------
Discount rate.................................... 7.25%      7.50%       7.25%
Rate of increase in future compensation levels... 5.10%      5.10%       5.10%
Expected long-term rate of return on assets...... 8.00%      8.00%       8.00%


13.  OTHER EMPLOYEE BENEFIT PLANS

     Enterprises' contributions to the Thrift Plan were $3.3 million, $3.4 million and $3.2 million in 1997, 1996 and 1995, respectively.

14.  COMMITMENTS AND CONTINGENCIES

       In  1998,   Enterprises   anticipates  the  cost  of  its   subsidiaries'
construction programs to be approximately $107 million.

       Enterprises is involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial statements.

       With respect to environmental issues, IPL has ongoing discussions with various regulatory authorities and continues to believe that IPL is in compliance with its various permits.

15.  QUARTERLY RESULTS (UNAUDITED)

       Operating results for the years ended December 31, 1997, and 1996, by quarter, are as follows (in thousands except per share amounts):

                                                                          1997
                                                                          ----
                                                 March 31          June 30        September 30      December 31
                                                 --------         ---------       ------------      -----------

Utility operating revenues.................      $ 195,299        $ 183,777         $ 203,872       $ 193,479
Utility operating income...................      $  44,534        $  39,092         $  48,820       $  34,869
Income   before cumulative effect
  of accounting change.....................      $  33,048        $  24,189         $  33,415       $   5,047
Cumulative effect of
  accounting change........................      $  18,347                -                 -               -
Net income.................................      $  51,395        $  24,189         $  33,415       $   5,047

Net income (as originally reported)........      $  36,107        $  21,085         $  37,513               -

Weighted average shares....................         57,037           45,507            44,582          44,641
Basic earnings per share...................      $     .90        $     .53         $     .75       $     .11
Weighted average diluted shares............         57,204           45,723            44,866          45,116
Diluted earnings per share.................      $     .90        $     .53         $     .74       $     .11

                                                                          1996
                                                                          ----
                                                 March 31         June 30        September 30       December 31
                                                 --------         -------        ------------       -----------

Utility operating revenues.................      $ 196,446        $ 177,621         $ 205,672       $ 182,764
Utility operating income...................      $  44,844        $  36,122         $  51,163       $  31,090
Net income.................................      $  35,548        $  24,459         $  37,168       $  17,100

Weighted average shares....................         56,863           56,906            56,930          56,999
Basic earnings per share...................      $     .63        $     .43         $     .65       $     .30
Weighted average diluted shares............         56,992           57,007            57,054          57,110
Diluted earnings per share.................      $     .62        $     .43         $     .65       $     .30



       The 1997 results have been restated for the change in accounting method to the unbilled revenues method. The change in method was made December 31, 1997, but each quarter's results have been restated to reflect the results as if the change had occurred on January 1, 1997, in accordance with generally accepted accounting principles (see Note 3 regarding the change in accounting method).

       The quarterly figures reflect seasonal and weather-related fluctuations that are normal to IPL's operations (see Note 10 regarding rate increases).

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

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ------------------------------------------------
              ACCOUNTING AND FINANCIAL DISCLOSURE
              -----------------------------------

              None.

                                    PART III
                                    --------



Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------

                  Information relating to the directors of the registrant, set forth in the Proxy Statement of IPALCO Enterprises, Inc. dated March 9, 1998, (the registrant's Proxy Statement), under "Proposal 1-Election of Four Directors" at pages 5-8 is incorporated herein by reference. Information relating to the registrant's executive officers is set forth at pages I-9 - I-10 of this Form 10-K under "Executive Officers of the Registrant at February 24, 1998."

                  Information relating to Section 16(a) Beneficial Ownership Reporting Compliance, set forth in the registrant's Proxy Statement at page 9 is incorporated herein by reference.

Item 11.      EXECUTIVE COMPENSATION
              ----------------------

                  Information relating to executive compensation, set forth in the registrant's Proxy Statement under "Compensation of Executive Officers" at pages 19-22, "Compensation of Directors" at page 10, "Compensation Committee Interlocks and Insider Participation" at page 10, "Pensions Plans" at pages 24-25, and "Employment Contracts and Termination of Employment and Change in Control Arrangements" at pages 25-26, is incorporated herein by reference.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------

                  Information relating to ownership of the registrant's common stock by persons known by the registrant to be the beneficial owners of more than 5% of the outstanding shares of common stock and by management, set forth in the registrant's Proxy Statement under "Voting Securities and Beneficial Owners" at pages 3-4 is incorporated herein by reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

                  Information relating to certain relationships and related transactions, set forth in the registrant's Proxy Statement under "Certain Business Relationships" at pages 10-11, is incorporated herein by reference.

                                     PART IV
                                     -------

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
              ---------------------------------------------------------------

                   (a)   The  Consolidated  Financial  Statements  under  this
                         Item 14 (a) 1 filed in this Form 10-K are those of IPALCO Enterprises, Inc. and subsidiaries.

                         1.  Consolidated Financial Statements
                             ---------------------------------

                                Included in Part II of this report:

                                   Independent Auditors' Report

                                   Statements of Consolidated Income for the Years Ended December 31, 1997, 1996 and 1995

                                   Consolidated Balance Sheets,
                                     December 31, 1997 and 1996

                                   Statements of Consolidated Cash Flows
                                     for the Years Ended December 31, 1997,
                                     1996 and 1995

                                   Statements of Consolidated Common
                                     Shareholders' Equity for the Years Ended
                                     December 31, 1997, 1996 and 1995

                                   Notes to Consolidated Financial Statements

                         2.  Exhibits
                             --------

                                   The Exhibit  Index  beginning on page IV-5 of
                            this Annual Report on Form 10-K lists the exhibits that are filed as part of this report.

                         3.   Financial Statement Schedules
                              -----------------------------

                                 None

                   (b)   Reports on Form 8-K
                         -------------------

                         None


                               IPALCO ENTERPRISES, INC.            EXHIBIT 11.1

                         Computation of Per Share Earnings

               For the Years Ended December 31, 1997, 1996 and 1995



YEAR ENDED DECEMBER 31, 1997:
                                                                         Basic              Diluted
                                                                      -------------      --------------
Weighted average number of shares
        Average common shares outstanding at December 31, 1997          47,941,757          47,941,757
        Dilutive effect for stock options at December 31, 1997             -                   285,583
                                                                      -------------      --------------
        Adjusted weighted average shares at December 31, 1997           47,941,757          48,227,340
                                                                      =============      ==============

Net income to be used to compute
   diluted earnings per share                                              (Dollars in thousands)
       Income before cumulative effect of accounting change                $95,699             $95,699
       Cumulative effect of accounting change                               18,347              18,347
                                                                      -------------      --------------
       Net income                                                         $114,046            $114,046
                                                                      =============      ==============

Income before cumulative effect of accounting change                         $2.00               $1.98
Cumulative effect of accounting change                                         .38                 .38
                                                                      -------------      --------------
Net income                                                                   $2.38               $2.36
                                                                      =============      ==============


YEAR ENDED DECEMBER 31, 1996:
                                                                         Basic              Diluted
                                                                      -------------      --------------
Weighted average number of shares
        Average common shares outstanding at December 31, 1996          56,924,411          56,924,411
        Dilutive effect for stock options at December 31, 1996             -                   116,370
                                                                      -------------      --------------
        Adjusted weighted average shares at December 31, 1996           56,924,411          57,040,781
                                                                      =============      ==============

Net income to be used to compute
   diluted earnings per share                                              (Dollars in thousands)
       Net Income                                                         $114,275            $114,275
                                                                      =============      ==============

Net income                                                                   $2.01               $2.00
                                                                      =============      ==============


YEAR ENDED DECEMBER 31, 1995:
                                                                         Basic              Diluted
                                                                      -------------      --------------
Weighted average number of shares
        Average common shares outstanding at December 31, 1995          56,744,700          56,744,700
        Dilutive effect for stock options at December 31, 1995             -                    86,853
                                                                      -------------      --------------
        Adjusted weighted average shares at December 31, 1995           56,744,700          56,831,553
                                                                      =============      ==============

Net income to be used to compute
   diluted earnings per share                                              (Dollars in thousands)
       Net income                                                          $98,778             $98,778
                                                                      =============      ==============

Net income                                                                   $1.74               $1.74
                                                                      =============      ==============

                                                            SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IPALCO ENTERPRISES, INC.


                                   By  /s/        John R. Hodowal
                                       ---------------------------------------
                                       (John R. Hodowal, Chairman of the Board
                                             and President)

Date:  February 24, 1998
       -----------------



       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                        Title                   Date
           ---------                        -----                   ----

  (i) Principal Executive Officer:


          /s/ John R. Hodowal         Chairman of the Board   February 24, 1998
         ----------------------------     and President
           (John R. Hodowal)


 (ii) Principal Financial Officer:


          /s/ John R. Brehm           Vice President          February 24, 1998
         ----------------------------     and Treasurer
           (John R. Brehm)


(iii) Principal Accounting Officer:


          /s/ Stephen J. Plunkett     Controller              February 24, 1998
         ----------------------------
           (Stephen J. Plunkett)

 (iv) A majority of the Board of Directors of IPALCO Enterprises, Inc.:


 /s/ Joseph D. Barnett, Jr.           Director              February 24, 1998
----------------------------
 (Joseph D. Barnett, Jr.)


 /s/ Robert A. Borns                  Director              February 24, 1998
-----------------------------
 (Robert A. Borns)


 /s/ Rexford C. Early                 Director              February 24, 1998
------------------------------
 (Rexford C. Early)


 /s/ Otto N. Frenzel III              Director              February 24, 1998
-------------------------------
 (Otto N. Frenzel III)


 /s/ Max L. Gibson                    Director              February 24, 1998
-------------------------------
 (Max L. Gibson)


 /s/ Dr. Earl B. Herr, Jr.            Director              February 24, 1998
--------------------------------
 (Dr. Earl B. Herr, Jr.)


 /s/ John R. Hodowal                  Director              February 24, 1998
--------------------------------
 (John R. Hodowal)


 /s/ Ramon L. Humke                   Director              February 24, 1998
--------------------------------
 (Ramon L. Humke)


 /s/ Sam H. Jones                     Director              February 24, 1998
--------------------------------
 (Sam H. Jones)


 /s/ L. Ben Lytle                     Director              February 24, 1998
---------------------------------
 (L. Ben Lytle)


 /s/ Sallie W. Rowland                Director              February 24, 1998
---------------------------------
 (Sallie W. Rowland)


 /s/ Thomas H. Sams                   Director              February 24, 1998
---------------------------------
 (Thomas H. Sams)

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

3.2* Bylaws of IPALCO Enterprises, Inc. (Exhibit 3.2 to the Form 10-Q dated 3-31-97.)

4.1* IPALCO PowerInvest Dividend Reinvestment and Direct Stock Purchase Plan. (Exhibit 4.1 to the Form 10-Q dated 9-30-96.)

4.2* IPALCO Enterprises, Inc. and First Chicago Trust Company of New York (Rights Agent) - Rights Agreement. (Exhibit 4.2 to the Form 10-K dated 12-31-94.)

10.1* IPALCO Enterprises, Inc. Unfunded Deferred Compensation Plan for Directors dated December 27, 1983, as amended. (Exhibit 10.1 to the Form 10-K dated 12-31-94.) **

10.2* IPALCO Enterprises, Inc. Unfunded Deferred Compensation Plan for Officers effective January 1, 1994, as amended December 1, 1996.
         Exhibit 10.2 to the Form 10-K dated 12-31-96.)  **

10.3 Directors' and Officers' Liability Insurance Policy No. DO392B1A97 effective June 1, 1997 to June 1, 1998. **

10.4* IPALCO Enterprises, Inc. Benefit Protection Fund and Trust Agreement effective November 1, 1988.(Form 10-K for year ended 12-31-88.) **

10.5 Exhibit A to IPALCO Enterprises, Inc. Benefit Protection Fund and Trust Agreement dated January 1, 1998. **

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

10.8* IPALCO Enterprises, Inc. 1990 Stock Option Plan. (Exhibit 10.8 to the Form 10-K dated 12-31-94.) **

10.9* IPALCO Enterprises, Inc. 1991 Directors' Stock Option Plan. (Exhibit 10.9 to the Form 10-K dated 12-31-94.) **

10.10* IPALCO Enterprises, Inc. 1997 Stock Option Plan. (Exhibit 10.1 to the Form 10-Q dated 6-30-97.)**


10.11 Form of Termination Benefits Agreement together with schedule of parties to, and dates of, the Termination Benefits Agreements. **

10.12* Employment Agreement between IPALCO Enterprises, Inc., Indianapolis Power & Light Company and John R. Hodowal dated July 29, 1986. (Exhibit 10.11 to the Form 10-K dated 12-31-94.) **

10.13* Voluntary Employee Beneficiary Association (VEBA) Trust Agreement. (Exhibit 10.12 to the Form 10-K dated 12-31-94.) **

10.14*   Mid-America  Capital  Resources  Long-Term  Incentive  Plan.  (Exhibit
         10.13  to the Form  10-K  dated 12-31-95.)  **

11.1     Computation of Per Share Earnings.

18.1     Letter regarding change in accounting principle

20.1* Form 10-K of Indianapolis Power & Light Company for the year ended December 31, 1997, and all exhibits thereto. (SEC File No. 1-3132-2.)

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

99.3* Credit Agreement by and among IPALCO Enterprises, Inc., Bank One, Indiana, National Association, National City Bank of Indiana, The First National Bank of Chicago, and First Amendment thereto. (Exhibit 99.1 to the Form 10-Q dated 3-31-97 and Exhibit 99.1 to the Form 10-Q dated 6-30-97, respectively.)