Form 10-K/A
period 1997-12-31
IPALCO ENTERPRISES INC
filed 1998-03-31
CIK 728391

FORM 10-K/A-1

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

     We hereby file an amendment to our Form 10-K for the year ended
December 31, 1997. The amendment includes financial data schedules for fiscal year ends 1995 and 1996 as well as for each of the first three quarters of 1996 and 1997. These financial data schedules have been restated due to the issuance of Statement of Financial Standards No. 128 "Earnings per Share".

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         IPALCO Enterprises, Inc.

                                         By  /s/ Stephen J. Plunkett
                                             -----------------------
                                              Stephen J. Plunkett (Controller)

Date:  March 31, 1998
       --------------