Form 10-Q
period 1998-03-31
IPALCO ENTERPRISES INC
filed 1998-05-14
CIK 728391

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934


         For the quarterly period ended
                  March 31, 1998              Commission File Number  1-8644



                            IPALCO ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

          Indiana                                       35-1575582
  (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                  Identification No.)

         One Monument Circle
         Indianapolis, Indiana                              46204
   (Address of principal executive offices)              (Zip Code)


         Registrant's telephone number, including area code:  317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  Yes  X   No
                                                       ----    ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Outstanding At March 31, 1998
           -----                        -----------------------------
  Common (Without Par Value)                 44,928,802 shares








                    IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                      INDEX
                                      -----


                                                                   Page No.
                                                                   --------

PART I.   FINANCIAL INFORMATION

         Statements of Consolidated Income -
            Three Months Ended March 31, 1998 and 1997                  2

         Consolidated Balance Sheets - March 31, 1998 and
            December 31, 1997                                           3

         Statements of Consolidated Cash Flows -
            Three Months Ended March 31, 1998 and 1997                  4

         Notes to Consolidated Financial Statements                   5-7

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations            8-10

PART II.  OTHER INFORMATION                                         11-12








                                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                       Statements of Consolidated Income
                                    (In Thousands Except Per Share Amounts)
                                                  (Unaudited)

                                                                         Three Months Ended
                                                                              March 31
                                                                1998                    1997
                                                                --------------          -------------
UTILITY OPERATING REVENUES:
  Electric                                                      $     178,909           $    183,666
  Steam                                                                11,412                 11,633
                                                                --------------          -------------
    Total operating revenues                                          190,321                195,299
                                                                --------------          -------------

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                               41,040                 41,616
    Other                                                              34,921                 32,633
  Power purchased                                                       1,007                  4,159
  Purchased steam                                                       1,890                  2,219
  Maintenance                                                          19,740                 15,698
  Depreciation and amortization                                        25,285                 25,740
  Taxes other than income taxes                                         8,822                  8,873
  Income taxes - net                                                   17,474                 19,827
                                                                --------------          -------------
    Total operating expenses                                          150,179                150,765
                                                                --------------          -------------
UTILITY OPERATING INCOME                                               40,142                 44,534
                                                                --------------          -------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                     265                  1,157
  Other - net                                                            (426)                (1,197)
  Income taxes - net                                                    2,852                    735
                                                                --------------          -------------
    Total other income - net                                            2,691                    695
                                                                --------------          -------------
INCOME BEFORE INTEREST AND OTHER CHARGES                               42,833                 45,229
                                                                --------------          -------------

INTEREST AND OTHER CHARGES:
  Interest                                                             16,991                 11,632
  Allowance for borrowed funds used during construction                  (204)                  (246)
  Preferred dividend requirements of subsidiary                           709                    795
                                                                --------------          -------------
    Total interest and other charges - net                             17,496                 12,181
                                                                --------------          -------------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                                25,337                 33,048

CUMULATIVE EFFECT OF ACCOUNTING CHANGE -
   NET OF TAXES (Note 4)                                                    -                 18,347
                                                                --------------          -------------

NET INCOME                                                      $      25,337           $     51,395
                                                                ==============          =============

BASIC EARNINGS PER SHARE (Note 2)

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                         $        0.57           $       0.58
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 4)                             -                   0.32
                                                                --------------          -------------

NET INCOME                                                      $        0.57           $       0.90
                                                                ==============          =============

DILUTED EARNINGS PER SHARE (Note 2)

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                         $        0.56           $       0.58
CUMULATVE EFFECT OF ACCOUNTING CHANGE (Note 4)                              -                   0.32
                                                                --------------          -------------

NET INCOME                                                      $        0.56           $       0.90
                                                                ==============          =============

See notes to consolidated financial statements.

                            IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                   Consolidated Balance Sheets
                                         (In Thousands)
                                           (Unaudited)

                                                                    March 31          December 31
                          ASSETS                                      1998               1997
                          ------
                                                                 --------------      -------------
UTILITY PLANT:
  Utility plant in service                                       $   2,810,550       $  2,800,446
  Less accumulated depreciation                                      1,143,484          1,121,317
                                                                 --------------      -------------
      Utility plant in service - net                                 1,667,066          1,679,129
  Construction work in progress                                         78,233             77,030
  Property held for future use                                          10,224             10,224
                                                                 --------------      -------------
      Utility plant - net                                            1,755,523          1,766,383
                                                                 --------------      -------------
OTHER ASSETS:
  Nonutility property - at cost, less accumulated                       72,443             72,865
depreciation
  Other investments                                                     13,508             13,023
                                                                 --------------      -------------
      Other assets - net                                                85,951             85,888
                                                                 --------------      -------------
CURRENT ASSETS:
  Cash and cash equivalents                                             46,938             17,293
  Accounts receivable and unbilled revenue
   (less allowance for doubtful accounts
   1998, $1,227 and 1997, $1,202)                                       38,057             47,033
  Fuel - at average cost                                                33,193             35,257
  Materials and supplies - at average cost                              49,015             48,416
  Prepayments and other current assets                                   7,238              9,100
                                                                 --------------      -------------
      Total current assets                                             174,441            157,099
                                                                 --------------      -------------
DEFERRED DEBITS:
  Regulatory assets                                                    124,634            126,784
  Miscellaneous                                                         24,022             19,404
                                                                 --------------      -------------
      Total deferred debits                                            148,656            146,188
                                                                 --------------      -------------
              TOTAL                                              $   2,164,571       $  2,155,558
                                                                 ==============      =============

              CAPITALIZATION AND LIABILITIES
              ------------------------------

CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                 $     407,751       $    395,851
    Unearned compensation - restricted stock awards                     (7,713)             1,209
    Premium on 4% cumulative preferred stock                               649                649
    Retained earnings                                                  545,714            532,730
    Treasury stock, at cost                                           (403,101)          (403,101)
                                                                 --------------      -------------
      Total common shareholders' equity                                543,300            527,338
  Cumulative preferred stock of subsidiary (Note 2)                     59,135              9,135
  Long-term debt (less current maturities and
   sinking fund requirements)                                          952,660          1,032,846
                                                                 --------------      -------------
      Total capitalization                                           1,555,095          1,569,319
                                                                 --------------      -------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                             8,000             33,700
  Current maturities and sinking fund requirements                      42,294              3,094
  Accounts payable and accrued expenses                                 55,320             66,105
  Dividends payable                                                     13,329             11,523
  Taxes accrued                                                         43,850             22,126
  Interest accrued                                                      11,443             15,493
  Other current liabilities                                             13,737             12,555
                                                                 --------------      -------------
      Total current liabilities                                        187,973            164,596
                                                                 --------------      -------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                              316,885            314,869
  Unamortized investment tax credit                                     44,085             44,783
  Accrued postretirement benefits                                       15,544             17,144
  Accrued pension benefits                                              40,287             39,821
  Miscellaneous                                                          4,702              5,026
                                                                 --------------      -------------
      Total deferred credits and other long-term                       421,503            421,643
liabilities
                                                                 --------------      -------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                              $   2,164,571       $  2,155,558
                                                                 ==============      =============



See notes to consolidated financial statements.

                                IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                  Statements of Consolidated Cash Flows
                                             (In Thousands)
                                               (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31
                                                                              1998               1997
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $      25,337      $      51,395
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                               25,856             25,632
    Amortization of regulatory assets                                            2,591              3,913
    Deferred income taxes and investment tax credit adjustments - net              465              9,185
    Allowance for funds used during construction                                  (469)            (1,403)
    Cumulative effect of accounting change - before taxes                            -            (29,915)
  Change in certain assets and liabilities:
    Accounts receivable - excluding cumulative effect of accounting              8,976              6,581
change
    Fuel, materials and supplies                                                 1,465              6,756
    Accounts payable and accrued expenses                                      (10,785)           (10,188)
    Taxes accrued                                                               21,724             28,820
    Accrued pension benefits                                                       466                830
    Other - net                                                                 (2,164)            (1,740)
                                                                         --------------     --------------
Net cash provided by operating activities                                       73,462             89,866
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures - utility                                          (13,297)           (13,390)
  Construction expenditures - nonutility                                          (210)              (177)
  Other                                                                         (5,426)            (1,118)
                                                                         --------------     --------------
Net cash used in investing activities                                          (18,933)           (14,685)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Retirement of long-term debt                                                 (41,000)                 -
  Short-term debt - net                                                        (25,700)           (38,000)
  Common dividends paid                                                        (11,162)           (21,103)
  Issuance of preferred stock (Note 2)                                          50,000                  -
  Issuance of common stock related to incentive compensation plans               3,180                 56
  Other                                                                           (202)               354
                                                                         --------------     --------------
Net cash used in financing activities                                          (24,884)           (58,693)
                                                                         --------------     --------------
Net increase in cash and cash equivalents                                       29,645             16,488
Cash and cash equivalents at beginning of period                                17,293             19,317
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $      46,938      $      35,805
                                                                         ==============     ==============

----------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest (net of amount capitalized)                                 $      20,489      $      14,372
                                                                         ==============     ==============
    Income taxes                                                         $      (2,652)     $      (2,595)
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


1.      GENERAL

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

        In the opinion of management these statements reflect all adjustments, consisting of only normal recurring accruals, including elimination of all significant intercompany balances and transactions, which are necessary to a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. Certain amounts have been restated due to the change to the unbilled revenue method of accounting (see note 4). These financial statements and notes should be read in conjunction with the audited consolidated financial statements included in Enterprises' 1997 Annual Report on Form 10-K.

2.      CAPITAL STOCK

           Common Stock
                                             Shares                Amount
                                             ------                ------

       Balance at December 31, 1997       44,649,844            $395,851,016
            Compensation plans               189,554               8,910,351
            Exercise of stock options         93,947               3,180,262
           Restricted stock canceled          (4,543)               (190,397)
                                          ----------            ------------
       Balance at March 31, 1998          44,928,802            $407,751,232
                                          ==========            ============

     The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations in accordance with Statement of Financial Accounting Standard (SFAS) No. 128:

                                              For the Quarter Ended March 31,
                                              -------------------------------
                                                  1998                 1997
                                                  ----                 ----
                                                       (In thousands)

       Weighted average common shares             44,839              57,037
       Dilutive effect of stock options              672                 167
                                                --------            --------
       Weighted average common
          and incremental shares                  45,511              57,204
                                                ========            ========

        Preferred Stock

        On January  13,  1998,  Indianapolis  Power & Light  Company  issued $50 million of cumulative preferred stock with a rate of 5.65%. 500,000 shares were issued at $100 par value each. The stock will be redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL.


3.      LONG-TERM DEBT

        IPALCO's Revolving Credit Facility was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common capital stock. During the first quarter of 1998, IPALCO reduced the debt amount by a net of $41 million resulting in a debt balance under the Revolving Credit Facility of $282 million as of March 31, 1998.


4.      CUMULATIVE EFFECT OF ACCOUNTING CHANGE

        Effective January 1, 1997, IPL adopted the unbilled revenue method of accounting for all electric and steam sales to more closely match revenues with expenses. Under this method, IPL accrues revenues for all electric and steam energy delivered to customers during the period, whether billed or not. Previously IPL recognized these revenues only as customers were billed, with the service rendered after monthly meter reading dates through the end of a calendar month recognized as revenues in the following month. The cumulative effect of accounting change, net of taxes, was a one-time increase of $18.3 million ($0.32 per share), reported as a separate component of net income in the restated first quarter earnings of 1997. The change had the effect of decreasing income before cumulative effect of accounting change in the first quarter of 1997 by $3.1 million ($.05 per share). The results of 1997 were restated for the accounting change.


5.      COMPREHENSIVE INCOME

        On January 1, 1998, IPALCO adopted SFAS No. 130, "Comprehensive Income," which requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. It has been determined that IPALCO has no amounts which require classification under comprehensive income.

6.      STOCK-BASED COMPENSATION

       A summary of options issued under IPALCO's stock option plans is as follows:

                                              Weighted Average             Range of Option           Number of
                                               Price per Share             Price per Share            Shares
                                               ---------------             ---------------            ------
Outstanding, December 31, 1997................       28.27               16.8317 -   31.375          2,045,338
   Exercised..................................       29.55               16.8317 -   31.375            (93,947)
                                                                                                     ---------
Outstanding, March 31, 1998...................       28.21               16.8317 -   31.375          1,951,391
                                                                                                     =========

        Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock based plan have been applied by IPALCO. No compensation cost has been recognized for the plans because the stock options price is equal to fair value at the grant date. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," IPALCO's net income for the three months ended March 31, 1998 and 1997 would not have changed. IPALCO estimated the SFAS No. 123 fair value by utilizing the binomial options pricing model with the following assumptions: dividend yields of 3.19% to 6.88%, risk-free rates of 6.38% to 6.88%, volatility of 12% to 13% and expected lives of 5 years.

        IPALCO has a Long-Term Performance and Restricted Stock Incentive Plan. On January 5, 1998, an additional 9,432 shares were issued to reflect participants' actual base salaries during the three-year performance period from 1995 through 1997.

        On January 15, 1998, an additional 33,712 shares of restricted stock, and 33,719 shares of unrestricted stock, were issued due to Enterprises' performance during the three-year performance period. The 33,719 shares of unrestricted stock represent the vesting of one-third of the shares following the end of the performance period.

        On January 27, 1998, the Board of Directors amended the 1995 Plan as the Long Term Performance and Restricted Stock Incentive Plan (As Amended and Restated effective January 1, 1998) (1998 Plan). Pursuant to the 1998 Plan, an additional 900,000 shares of common stock of IPALCO have been authorized and reserved for issuance, for a total of 1.5 million shares. Initial awards of 112,691 shares of restricted common stock were made to participating employees on January 27, 1998. These initial grants were made subject to shareholder approval of the 1998 Plan, which approval was received on April 15, 1998. Awards are made on established targets for the participants to reflect the participant's actual base salary. The shares remain restricted and non-transferable throughout each three-year performance period, vesting in one-third increments in each of the three years following the end of the performance period. At the end of a performance period, awards are subject to adjustment to reflect Enterprises' performance compared to companies in the S&P 500 Index with regard to cumulative total return to shareholders during the three-year performance period. Depending on Enterprises' performance, final awards may range from 400% of the initial awards to zero.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Material changes in the consolidated financial condition and results of operations of IPALCO Enterprises, Inc. (Enterprises), except where noted, are attributed to the operations of Indianapolis Power & Light Company (IPL). Consequently, the following discussion is centered on IPL.


LIQUIDITY AND CAPITAL RESOURCES

Overview
--------

         The Board of Directors of Enterprises on February 24, 1998, declared a quarterly dividend on common stock of 27.5 cents per share compared to 25 cents per share declared in the first quarter of 1997. The dividend was paid April 15, 1998, to shareholders of record March 20, 1998.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, for environmental compliance and for the implementation of an integrated information system. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $13.5 million during the first quarter ended March 31, 1998, representing a $0.1 million decrease from the comparable period in 1997. Internally generated cash provided by operations was used for construction expenditures during the first quarter of 1998.

         The three-year construction program has not changed from that previously reported in IPALCO's 1997 Form 10-K report. (See "Future Performance" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPALCO's 1997 Form 10-K report for further discussion).

         IPALCO's Revolving Credit Facility was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common capital stock. During the first quarter of 1998, IPALCO reduced the debt amount by a net of $41 million resulting in a debt balance under the Revolving Credit Facility of $282 million as of March 31, 1998.

RESULTS OF OPERATIONS

         Comparison of Quarters Ended March 31, 1998 and March 31, 1997
         --------------------------------------------------------------

         Diluted earnings per share during the first quarter of 1998 was $0.56, or $0.34 below the $0.90 attained in the comparable 1997 period. Net income for the first quarter of 1997 included a one-time positive after-tax increase of $18.3 million ($0.32 per share) See "Cumulative Effect of Accounting Change" below. Also, weighted average, diluted shares for the 1998 first quarter were
45.5 million compared to 57.2 million for the same period in 1997 due to IPALCO's repurchase of 12.5 million common shares in April 1997. The following discussion highlights the factors contributing to the first quarter results.

Operating Revenues
------------------

         Operating revenues during the first quarter of 1998 decreased $5.0 million from the comparable 1997 period. The decrease in revenues resulted from the following:

                                                         Increase (Decrease)
                                                         -------------------
                                                       from Comparable Period
                                                       ----------------------
                                                    Three Months Ended March 31
                                                    ---------------------------
                                                        (Millions of Dollars)

         Electric:
              Change in retail KWH sales - net of fuel             (6.6)
              Fuel revenue                                          0.9
              Wholesale revenue                                     0.7
              DSM tracker revenue                                   0.4
         Steam revenue                                             (0.2)
         Other revenue                                             (0.2)
                                                               ---------
              Total change in operating revenues               $   (5.0)
                                                               =========

         The first quarter decrease in retail KWH sales compared to the same period in 1997 was due to milder weather. Heating degree days decreased 17% during the first quarter compared to the same period in 1997. The changes in fuel revenues in 1998 from the prior year reflect changes in total fuel costs billed to customers. The increased wholesale sales during the first quarter of 1998, as compared to the same period in 1997, reflect increased wholesale marketing efforts and energy requirements of other utilities.

Operating Expenses
------------------

         Other increased by $2.3 million in the first quarter compared to the same period in 1997. This increase was due primarily to increased electric distribution expense of $0.9 million, increased administrative and general expenses of $0.6 million and increased amortization of demand-side management costs.

         Power purchased decreased by $3.2 million in the first quarter compared to the same period in 1997 primarily due to decreased demand charges.

         Maintenance expenses increased $4.0 million in the first quarter of 1998 compared to the same period in 1997. The increase reflects the timing of costs associated with the overhaul of unit 6 at the Pritchard plant of $2.2 million, as well as increased boiler and electric plant maintenance at the Petersburg plant of $1.9 million. Due to the mild weather, overhaul maintenance was advanced to the first quarter in 1998, compared to the more conventional timing of performing overhaul maintenance in the second quarter.

         Income taxes - net, decreased $2.4 million in the first quarter of 1998 compared to the same period in 1997 due to a decrease in pretax operating income.

         As a result of the foregoing, utility operating income decreased 9.9% from the comparable 1997 period, to $40.1 million.

Other Income and Deductions
---------------------------

         Allowance for equity funds used during construction decreased by $0.9 million in the first quarter of 1998 compared to the same period last year. In August 1997, the amortization of some deferred carrying charges on a plant asset ended resulting in this decrease.

         Other - net, which includes the pretax operating and investment income from operations other than IPL, as well as non-operating income from IPL, increased $0.8 million. This increase was primarily due to decreased operating expenses at Mid-America.

         Income taxes - net, which includes taxes on operations other than IPL, as well as taxes on non-operating income from IPL, decreased in the first quarter of 1998 compared to the same period in 1997 by $2.1 million primarily due to decreased nonutility income as a result of increased interest expense.

Interest and Other Charges
--------------------------

         Interest expense increased $5.4 million in the first quarter of 1998 compared to the same period in 1997. This increase is primarily a result of interest on the recapitalization debt facility of IPALCO issued in April 1997. The interest on the recapitalization debt facility during the first quarter of 1998 was $5.1 million.

Cumulative Effect of Accounting Change
--------------------------------------

       A cumulative effect of accounting change in the amount of $18.3 million, net of taxes, was effectively recorded during the first quarter of 1997. Effective January 1, 1997, IPL adopted the unbilled revenues method of accounting for electricity and steam delivered during the period. Revenues are accrued for services provided but unbilled at the end of each month.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
-------  -----------------

         In February 1998, Region V of the U.S. Environmental Protection Agency issued to Cleveland Energy Resources a Notice of Violation (NOV) under the Clean Air Act. (Cleveland Thermal Energy Corporation conducts business under the name Cleveland Energy Resources.) The NOV alleged that particulate matter emissions from four of Cleveland's five boilers exceeded applicable limits on five dates during the period 1993 through 1996, and that the opacity limit was exceeded on one date in 1997 based on a visible emission reading. The alleged violations during the period 1993 through 1996 were .01-.02 lb/MMBtu above the applicable limit, and the visible emission rating was not statistically significant at 1.7-2.7% opacity above the applicable limit. Representatives of Cleveland met with the Agency on March 16, 1998, in an attempt to resolve the matter. Additional stack testing is scheduled for the fall of 1998. If Cleveland were adjudged to have violated applicable emission limits, it could be subject to maximum penalties of $27,500 per day of violation. While the results of this proceeding cannot be predicted with certainty, management, based on advice of counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial statements.

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

3.2      Bylaws of IPALCO Enterprises, Inc.

4.1* IPALCO Enterprises, Inc. IPALCO PowerInvest Dividend Reinvestment and Direct Stock Purchase Plan. (Exhibit 4.1 to the Form 10-Q dated 9-30-96.)

4.2* IPALCO Enterprises, Inc. and First Chicago Trust Company of New York (Rights Agreement as amended and restated). (Exhibit B to the Form 8-K dated 4-28-98.)

10.1 IPALCO Enterprises, Inc. Long-Term Performance and Restricted Stock Incentive Plan (as amended and restated effective January 1, 1998).**

11.1     Computation of Per Share Earnings.

21.1* Subsidiaries of the Registrant. (Exhibit 21.1 to the Form 10-K dated 12-31-97.)

27.1     Financial Data Schedule.

         (b)  Reports on Form 8-K.

                    None

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   IPALCO ENTERPRISES, INC.
                                                   ------------------------
                                                         (Registrant)



Date:            May 14, 1998                      /s/  John R. Brehm
                --------------                      -----------------------

                                                        John R. Brehm
                                                        Vice President and
                                                           Treasurer



Date:            May 14, 1998                      /s/  Stephen J. Plunkett
                --------------                      ------------------------

                                                        Stephen J. Plunkett
                                                        Controller