Form 10-Q
period 1998-06-30
IPALCO ENTERPRISES INC
filed 1998-08-07
CIK 728391

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


     For the quarterly period ended
              June 30, 1998                  Commission File Number  1-8644



                            IPALCO ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

                  Indiana                                    35-1575582
         (State or other jurisdiction                    (I.R.S. Employer
           of incorporation or organization)              Identification No.)

                  One Monument Circle
                  Indianapolis, Indiana                       46204
         (Address of principal executive offices)           (Zip Code)


         Registrant's telephone number, including area code:  317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.    Yes  X     No
                                                          ----      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                       Outstanding At June 30, 1998
                   -----                       ----------------------------
      Common (Without Par Value)                     44,921,232 shares

                    IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                      INDEX
                                      -----



                                                                       Page No.
                                                                       --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Consolidated Income - Three Months Ended and
            Six Months Ended June 30, 1998 and 1997                          2

         Consolidated Balance Sheets - June 30, 1998 and
            December 31, 1997                                                3

         Statements of Consolidated Cash Flows -
            Six Months Ended June 30, 1998 and 1997                          4

         Notes to Consolidated Financial Statements                        5-7

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 8-12

PART II.  OTHER INFORMATION                                              13-15
--------  -----------------

                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                       Statements of Consolidated Income
                                    (In Thousands Except Per Share Amounts)
                                                 (Unaudited)

                                                                       Three Months Ended                 Six Months Ended
                                                                             June 30                           June 30
                                                                      1998            1997              1998            1997
                                                                  -------------   --------------    --------------  --------------
UTILITY OPERATING REVENUES:
  Electric                                                        $    198,539    $     175,388     $     377,448   $     359,054
  Steam                                                                  8,167            8,389            19,579          20,022
                                                                  -------------   --------------    --------------  --------------
    Total operating revenues                                           206,706          183,777           397,027         379,076
                                                                  -------------   --------------    --------------  --------------

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                                43,209           37,506            84,249          79,122
    Other                                                               38,425           35,622            73,346          68,255
  Power purchased                                                        2,842            1,131             3,849           5,290
  Purchased steam                                                        1,226            1,684             3,116           3,903
  Maintenance                                                           15,295           17,613            35,035          33,311
  Depreciation and amortization                                         25,378           26,504            50,663          52,244
  Taxes other than income taxes                                          8,636            8,127            17,458          17,000
  Income taxes - net                                                    22,497           16,498            39,971          36,325
                                                                  -------------   --------------    --------------  --------------
    Total operating expenses                                           157,508          144,685           307,687         295,450
                                                                  -------------   --------------    --------------  --------------
UTILITY OPERATING INCOME                                                49,198           39,092            89,340          83,626
                                                                  -------------   --------------    --------------  --------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                      260            1,124               525           2,281
  Other - net                                                            1,148           (1,577)              722          (2,774)
  Income taxes - net                                                     1,818            3,184             4,670           3,919
                                                                  -------------   --------------    --------------  --------------
    Total other income - net                                             3,226            2,731             5,917           3,426
                                                                  -------------   --------------    --------------  --------------
    ME BEFORE INTEREST AND OTHER CHARGES                                52,424           41,823            95,257          87,052
                                                                  -------------   --------------    --------------  --------------

INTEREST AND OTHER CHARGES:
  Interest                                                              16,316           17,064            33,307          28,696
  Allowance for borrowed funds used during construction                   (192)            (226)             (396)           (472)
  Preferred stock transactions                                             491              796             1,200           1,591
                                                                  -------------   --------------    --------------  --------------
    Total interest and other charges - net                              16,615           17,634            34,111          29,815
                                                                  -------------   --------------    --------------  --------------
    ME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                                 35,809           24,189            61,146          57,237

CUMULATIVE EFFECT OF ACCOUNTING CHANGE -
   NET OF TAXES (Note 4)                                                     -                -                 -          18,347
                                                                  -------------   --------------    --------------  --------------

NET INCOME                                                        $     35,809    $      24,189     $      61,146   $      75,584
                                                                  =============   ==============    ==============  ==============

BASIC EARNINGS PER SHARE (Note 2)

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                           $       0.80    $        0.53     $        1.36   $        1.11
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 4)                              -                -                 -            0.36
                                                                  -------------   --------------    --------------  --------------

NET INCOME                                                        $       0.80    $        0.53     $        1.36   $        1.47
                                                                  =============   ==============    ==============  ==============

DILUTED EARNINGS PER SHARE (Note 2)

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                           $       0.79    $        0.53     $        1.34   $        1.11
CUMULATVE EFFECT OF ACCOUNTING CHANGE (Note 4)                               -                -                 -            0.36
                                                                  -------------   --------------    --------------  --------------

NET INCOME                                                        $       0.79    $        0.53     $        1.34   $        1.47
                                                                  =============   ==============    ==============  ==============

See notes to consolidated financial statements.

                            IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                   Consolidated Balance Sheets
                                         (In Thousands)
                                           (Unaudited)

                                                                    June 30          December 31
                          ASSETS                                     1998                1997
                          ------
                                                                 --------------      -------------
UTILITY PLANT:
  Utility plant in service                                       $   2,823,722       $  2,800,446
  Less accumulated depreciation                                      1,161,523          1,121,317
                                                                 --------------      -------------
      Utility plant in service - net                                 1,662,199          1,679,129
  Construction work in progress                                         77,987             77,030
  Property held for future use                                          10,224             10,224
                                                                 --------------      -------------
      Utility plant - net                                            1,750,410          1,766,383
                                                                 --------------      -------------
OTHER ASSETS:
  Nonutility property - at cost, less accumulated                       73,592             72,865
depreciation
  Other investments                                                     11,355             13,023
                                                                 --------------      -------------
      Other assets - net                                                84,947             85,888
                                                                 --------------      -------------
CURRENT ASSETS:
  Cash and cash equivalents                                             30,780             17,293
  Accounts receivable and unbilled revenue
   (less allowance for doubtful accounts
   1998, $1,105 and 1997, $1,202)                                       38,739             47,033
  Fuel - at average cost                                                29,543             35,257
  Materials and supplies - at average cost                              49,905             48,416
  Prepayments and other current assets                                   4,404              9,100
                                                                 --------------      -------------
      Total current assets                                             153,371            157,099
                                                                 --------------      -------------
DEFERRED DEBITS:
  Regulatory assets                                                    122,402            126,784
  Miscellaneous                                                         18,048             19,404
                                                                 --------------      -------------
      Total deferred debits                                            140,450            146,188
                                                                 --------------      -------------
              TOTAL                                              $   2,129,178       $  2,155,558
                                                                 ==============      =============

              CAPITALIZATION AND LIABILITIES
              ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                 $     406,951       $    395,851
    Unearned compensation - restricted stock awards                     (6,165)             1,209
    Premium on 4% cumulative preferred stock                               649                649
    Retained earnings                                                  568,679            532,730
    Treasury stock, at cost                                           (403,629)          (403,101)
                                                                 --------------      -------------
      Total common shareholders' equity                                566,485            527,338
  Cumulative preferred stock of subsidiary (Note 2)                     59,135              9,135
  Long-term debt (less current maturities and
   sinking fund requirements)                                          946,073          1,032,846
                                                                 --------------      -------------
      Total capitalization                                           1,571,693          1,569,319
                                                                 --------------      -------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                             8,000             33,700
  Current maturities and sinking fund requirements                         894              3,094
  Accounts payable and accrued expenses                                 53,234             66,105
  Dividends payable                                                     13,435             11,523
  Taxes accrued                                                         36,720             22,126
  Interest accrued                                                      14,932             15,493
  Other current liabilities                                             11,020             12,555
                                                                 --------------      -------------
      Total current liabilities                                        138,235            164,596
                                                                 --------------      -------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                              316,512            314,869
  Unamortized investment tax credit                                     43,388             44,783
  Accrued postretirement benefits                                       13,936             17,144
  Accrued pension benefits                                              40,814             39,821
  Miscellaneous                                                          4,600              5,026
                                                                 --------------      -------------
      Total deferred credits and other long-term liabilities           419,250            421,643
                                                                 --------------      -------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                              $   2,129,178       $  2,155,558
                                                                 ==============      =============

See notes to consolidated financial statements.


                                IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                  Statements of Consolidated Cash Flows
                                             (In Thousands)
                                               (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30
                                                                              1998               1997
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $      61,146      $      75,584
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                               51,666             52,146
    Amortization of regulatory assets                                            5,184              7,825
    Deferred income taxes and investment tax credit adjustments - net           (1,395)            11,360
    Allowance for funds used during construction                                  (921)            (2,753)
    Cumulative effect of accounting change - before taxes                            -            (29,915)
  Change in certain assets and liabilities:
    Accounts receivable - excluding cumulative effect of accounting              8,294              6,741
change
    Fuel, materials and supplies                                                 4,225              4,651
    Accounts payable and accrued expenses                                      (12,871)            (5,139)
    Taxes accrued                                                               14,594               (138)
    Accrued pension benefits                                                       993              2,165
    Other - net                                                                    (18)               213
                                                                         --------------     --------------
Net cash provided by operating activities                                      130,897            122,740
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures - utility                                          (32,525)           (30,569)
  Construction expenditures - nonutility                                        (1,882)            (1,187)
  Other                                                                          2,505             (9,637)
                                                                         --------------     --------------
Net cash used in investing activities                                          (31,902)           (41,393)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                         -            451,000
  Retirement of long-term debt                                                 (89,000)           (61,250)
  Short-term debt - net                                                        (25,700)           (40,000)
  Common dividends paid                                                        (23,516)           (35,363)
  Issuance of preferred stock (Note 2)                                          50,000                  -
  Issuance of common stock related to incentive compensation plans               3,852              1,794
  Reacquired common stock                                                         (528)          (401,262)
  Other                                                                           (616)              (531)
                                                                         --------------     --------------
Net cash used in financing activities                                          (85,508)           (85,612)
                                                                         --------------     --------------
Net increase in cash and cash equivalents                                       13,487             (4,265)
Cash and cash equivalents at beginning of period                                17,293             19,317
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $      30,780      $      15,052
                                                                         ==============     ==============

----------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest (net of amount capitalized)                                 $      32,769      $      25,622
                                                                         ==============     ==============
    Income taxes                                                         $      17,085      $      29,089
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

2.      CAPITAL STOCK

       Common Stock
                                              Shares                  Amount

       Balance at December 31, 1997         44,649,844             $395,851,016
            Compensation plans                 174,992                7,437,935
            Exercise of stock options          113,223                3,852,313
           Restricted stock canceled            (4,543)                (190,397)
                                            ----------             ------------
       Balance at June 30, 1998                                    $406,950,867
                                                                   ============
         Less shares reacquired by Treasury    (12,284)
                                            ----------
       Shares issued and outstanding
           at June 30, 1998                 44,921,232
                                            ==========

       The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations in accordance with Statement of Financial Accounting Standard (SFAS) No. 128:


                                                          For the Period Ended June 30,
                                                          -----------------------------
                                                  Three Months Ended            Six Months Ended
                                                   1998        1997              1998       1997
                                                 --------------------          -------------------
                                                                     (In thousands)

       Weighted average common shares             44,924        45,507           44,881     51,272
       Dilutive effect of stock options              675           216              674        191
                                                --------      --------         --------   --------
       Weighted average common
          and incremental shares                  45,599        45,723           45,555     51,463
                                                ========      ========         ========   ========

        Preferred Stock

        On January  13,  1998,  Indianapolis  Power & Light  Company  issued $50 million of cumulative preferred stock with a rate of 5.65%. 500,000 shares were issued at $100 par value each. The stock will be redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL.


3.      LONG-TERM DEBT

        IPALCO's Revolving Credit Facility was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common capital stock. During the first six months of 1998, IPALCO reduced the debt amount by a net of $89 million resulting in a debt balance under the Revolving Credit Facility of $234 million as of June 30, 1998. On July 15, 1998, IPALCO repaid the remaining $234 million due through the issuance of $230 million in commercial paper and a cash payment of $4 million. This transaction is not reflected in the Consolidated Financial Statements for the period ending June 30, 1998.


4.      CUMULATIVE EFFECT OF ACCOUNTING CHANGE

        Effective January 1, 1997, IPL adopted the unbilled revenue method of accounting for all electric and steam sales to more closely match revenues with expenses. Under this method, IPL accrues revenues for all electric and steam energy delivered to customers during the period, whether billed or not. Previously IPL recognized these revenues only as customers were billed, with the service rendered after monthly meter reading dates through the end of a calendar month recognized as revenues in the following month. The cumulative effect of accounting change, net of taxes, was a one-time increase of $18.3 million ($0.32 per share), reported as a separate component of net income in the restated first quarter earnings of 1997. The change had the effect of increasing income before cumulative effect of accounting change in the first six months of 1997 by less than $0.1 million. The results of 1997 were restated for the accounting change.


5.      COMPREHENSIVE INCOME

        On January 1, 1998, IPALCO adopted SFAS No. 130, "Comprehensive Income," which requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. It has been determined that IPALCO has no amounts that require classification under comprehensive income.

6.      STOCK-BASED COMPENSATION

       A summary of options issued under IPALCO's stock option plans is as follows:

                                              Weighted Average             Range of Option            Number of
                                               Price per Share             Price per Share             Shares
                                              ----------------             ---------------            ---------
Outstanding, December 31, 1997................       28.27               16.8317 -   31.375          2,045,338
   Issued.....................................       42.26               40.69   -   43.34             126,000
   Exercised..................................       29.08               16.8317 -   31.375           (113,223)
                                                                                                     ---------
Outstanding, June 30, 1998....................       29.08               16.8317 -   43.34           2,058,115
                                                                                                     =========

        Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock based plan have been applied by IPALCO. No compensation cost has been recognized for the plans because the stock options price is equal to fair value at the grant date. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," IPALCO's net income for the six months ended June 30, 1998, would have decreased from $61.1 million ($1.34 per share) to the pro forma amount of $60.8 million ($1.33 per share). IPALCO's net income and earnings per share for the similar period in 1997 would have decreased from $75.6 million ($1.47 per share) to the pro forma amount of $72.1 million ($1.40 per share). IPALCO estimated the SFAS No. 123 fair value by utilizing the binomial options pricing model with the following assumptions: dividend yields of 2.54% to 6.88%, risk-free rates of 6.38% to 6.88%, volatility of 12% to 13% and expected lives of 5 years. Earnings per share amounts presented in this paragraph are diluted.

        On January 27, 1998, the Board of Directors amended the Long-Term Performance and Restricted Stock Incentive Plan as the Long Term Performance and Restricted Stock Incentive Plan (As Amended and Restated effective January 1, 1998) also referred to as the 1998 Plan. Pursuant to the 1998 Plan, an additional 900,000 shares of common stock of IPALCO have been authorized and reserved for issuance, for a total of 1.5 million shares. Initial awards of 112,691 shares of restricted common stock were made to participating employees on January 27, 1998. These initial grants were made subject to shareholder approval of the 1998 Plan, which approval was received on April 15, 1998. Awards are made on established targets for the participants to reflect the participant's actual base salary. The shares remain restricted and non-transferable throughout each three-year performance period, vesting in one-third increments in each of the three years following the end of the performance period. At the end of a performance period, awards are subject to adjustment to reflect Enterprises' performance compared to companies in the S&P 500 Index with regard to cumulative total return to shareholders during the three-year performance period. Depending on Enterprises' performance, final awards may range from 400% of the initial awards to zero.

7.      NEW ACCOUNTING STANDARD

        Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends of the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of the new standard on the consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), IPALCO Enterprises, Inc. and subsidiaries (collectively, Enterprises) is hereby filing cautionary statements identifying important factors that could cause Enterprises' actual results to differ materially from those projected in forward-looking statements of Enterprises. This Form 10-Q, and particularly Management's Discussion and Analysis, contains forward-looking statements. The Reform Act defines forward-looking statements as statements that express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, future revenues, income, earnings per share or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause Enterprises' actual results to differ materially from those contained in forward-looking statements made by or on behalf of Enterprises. The words "anticipate," "believe," "estimate," "expect," "forecast," "project," "objective" and similar expressions are intended to identify forward-looking statements.

         Some important factors that could cause Enterprises' actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuations in customer growth and demand, weather, fuel and purchased power costs and availability, regulatory action, Federal and State legislation, interest rates, labor strikes, maintenance and capital expenditures and local economic conditions. In addition, IPL's ability to have available an appropriate amount of electric supply in a timely manner can significantly impact IPL's financial performance. The timing of deregulation and competition, product development and introductions of technology changes are also important potential factors. Most of these factors impact Enterprises through its wholly-owned subsidiary, IPL.

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

Overview
--------

         The Board of Directors of Enterprises on May 25, 1998, declared a quarterly dividend on common stock of 27.5 cents per share compared to 25 cents per share declared in the second quarter of 1997. The dividend was paid July 15, 1998, to shareholders of record June 19, 1998.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, for environmental compliance and for the implementation of an integrated information system. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $20.9 million during the second quarter of 1998, representing a $2.7 million increase from the comparable period in 1997. Internally generated cash provided by operations was used for construction expenditures during the second quarter of 1998. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $34.4 million during the first six months ended June 30, 1998, representing a $2.7 million increase from the comparable period in 1997. Internally generated cash provided by operations was used for construction expenditures during the first six months of 1998.

         The three-year construction program has not changed from that previously reported in IPALCO's 1997 Form 10-K report. (See "Future Performance" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPALCO's 1997 Form 10-K report for further discussion).

         IPALCO's Revolving Credit Facility was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common capital stock. During the first six months of 1998, IPALCO reduced the debt amount by a net of $89 million resulting in a debt balance under the Revolving Credit Facility of $234 million as of June 30, 1998. On July 15, 1998, IPALCO repaid the remaining $234 million due through the issuance of $230 million in commercial paper and a cash payment of $4 million. This transaction is not reflected in the Consolidated Financial Statements for the period ending June 30, 1998.

         IPALCO is continuing to perform analyses of its systems and is working with suppliers and service organizations in order to determine the impact of year 2000 issues and make appropriate preparations. Management is unable to predict at this time the full impact year 2000 issues will have on IPALCO's
operations or future financial condition.   Management presently estimates that
the total cost of testing and required changes to systems owned or controlled by IPALCO to allow for year 2000 issues will be approximately $4 million.

RESULTS OF OPERATIONS

         Comparison of Second Quarter and Six Months Ended June 30, 1998
         ---------------------------------------------------------------
             with Second Quarter and Six Months Ended June 30, 1997
             ------------------------------------------------------

         Diluted earnings per share during the second quarter of 1998 were $0.79, or $0.26 above the $0.53 attained in the comparable 1997 period. Diluted earnings per share during the six months ended June 30, 1998, were $1.34, or $0.13 below the $1.47 attained in the comparable 1997 period. Net income for the first six months of 1997 included a one-time positive after-tax increase of $18.3 million ($0.36 per share) See "Cumulative Effect of Accounting Change" below. Also, weighted average, diluted shares for the six months ended June 30, 1998, were 45.6 million compared to 51.5 million for the similar period in 1997 due to IPALCO's repurchase of 12.5 million common shares in April 1997. The following discussion highlights the factors contributing to the second quarter and six months ended results.

Operating Revenues
------------------

         Operating revenues during the second quarter and six months ended of 1998 increased from the comparable 1997 periods by $22.9 million and $18.0 million, respectively. The increases in revenues resulted from the following:

                                                              Increase (Decrease) from Comparable Period
                                                              ------------------------------------------
                                                                            June 30, 1998
                                                                            -------------
                                                              Three Months Ended         Six Months Ended
                                                              ------------------         ----------------
                                                                          (Millions of Dollars)

         Electric:
              Change in retail KWH sales - net of fuel               10.8                       4.6
              Fuel revenue                                           (0.4)                      0.2
              Wholesale revenue                                      11.0                      11.7
              DSM Tracker revenue                                     0.4                       0.8
         Steam revenue                                               (0.2)                     (0.4)
         Other revenue                                                1.3                       1.1
                                                                 --------                  --------
              Total change in operating revenues                 $   22.9                  $   18.0
                                                                 ========                  ========


         The second quarter increase in retail KWH sales compared to the same period in 1997 was due in part to warmer weather. Cooling degree days increased 91% during the second quarter compared to the same period in 1997. The six months ended increase was due in part to a 99% increase in cooling degree days partially offset by a decrease of 23% in heating degree days compared to the same period last year. Economic growth in IPL's service territory also contributed to the increase in sales for both the second quarter and six months ended. The changes in fuel revenues in 1998 from the prior year reflect changes in total fuel costs billed to customers. The increased wholesale sales during the second quarter and six months ended of 1998, as compared to the same periods in 1997, reflect increased wholesale marketing efforts and energy requirements of other utilities.

Operating Expenses
------------------

         Fuel expenses in the second quarter and six months ended of 1998 increased by $5.7 million and $5.1 million, respectively compared to the same periods during 1997. The primary reason for both variances from the prior periods was a result of increased total KWH sales.

         Other expenses in the second quarter and six months ended of 1998 increased by $2.8 million and $5.1 million, respectively. The second quarter and six month ended increases primarily resulted from expenses related to a hospital chilled water project of $2.0 million. Also contributing to the six months ended increase was increased electric distribution expense as well as increased administrative and general expense.

         Power purchased expenses in the second quarter and six months ended of 1998 increased by $1.7 million and decreased by $1.4 million, respectively. The increase during the second quarter resulted from increased KWH purchases while being partially offset by decreased demand charges. The six months ended decrease resulted primarily from decreased demand charges.

         Maintenance expenses decreased $2.3 million in the second quarter while increasing $1.7 million for the six months ended of 1998 compared to the similar periods in 1997. The decrease in the second quarter reflects the timing of costs for plant maintenance. Due to the mild weather, overhaul maintenance was advanced to the first quarter in 1998, compared to the more conventional timing of performing overhaul maintenance in the second quarter. The increase for the six months ended period resulted primarily from the overhaul of unit 6 at the Pritchard plant as well as increased boiler and electric plant maintenance at the Petersburg plant.

         Income taxes - net, increased $6.0 million and $3.6 million in the second quarter and six months ended periods, respectively due to an increase in pretax operating income.

         As a result of the foregoing, utility operating income increased 25.9% during the second quarter of 1998 from the comparable 1997 period, to $49.2 million. Utility operating income during the six months ended of 1998 increased 6.8% from the comparable 1997 period, to $89.3 million.

Other Income and Deductions
---------------------------

         Allowance for equity funds used during construction decreased $.9 million and $1.8 million in the second quarter and six months ended periods, respectively compared to the same periods last year. In August 1997, the amortization of deferred carrying charges on a plant asset ended resulting in this decrease.

         Other - net, which includes the pretax operating and investment income from operations other than IPL, as well as non-operating income from IPL, increased $2.7 million and $3.5 million in the second quarter and six months ended, respectively. The second quarter and six months increases were due in part to decreased non-operating expenses at IPL and decreased pretax losses, excluding interest, at Mid-America of $1.0 million.

Interest and Other Charges
--------------------------

         Interest expense decreased $.7 million during the second quarter of 1998 while increasing $4.6 million for the six months ended of 1998 compared to the same periods in 1997. The decrease in the second quarter is a result of the decreased debt balance in the second quarter of 1998 compared to 1997 on IPALCO's recapitalization debt facility. This decrease was partially offset by increased interest expense at Mid-America for a $50 million long-term note issued in June 1997. The six months ended variance was primarily a result of interest on the recapitalization debt facility of IPALCO that was issued in April 1997. There was no interest associated with this debt during the first quarter of 1997. Also contributing to the six months ended variance was increased long-term interest expense at Mid-America, partially offset by decreased interest expense at IPL.


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

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
-------  -----------------

         In February 1998, Region V of the U.S. Environmental Protection Agency issued to Cleveland Energy Resources a Notice of Violation (NOV) under the Clean Air Act. (Cleveland Thermal Energy Corporation conducts business under the name Cleveland Energy Resources.) The NOV alleged that particulate matter emissions from four of Cleveland's five boilers exceeded applicable limits on five dates during the period 1993 through 1996, and that the opacity limit was exceeded on one date in 1997 based on a visible emission reading. The alleged violations during the period 1993 through 1996 were .01-.02 lb/MMBtu above the applicable limit, and the visible emission rating was not statistically significant at 1.7-2.7% opacity above the applicable limit. Representatives of Cleveland met with the Agency on March 16, 1998, and July 22, 1998, in an attempt to resolve the matter. Additional stack testing is scheduled for the fall of 1998. If Cleveland were adjudged to have violated applicable emission limits, it could be subject to maximum penalties of $27,500 per day of violation. While the results of this proceeding cannot be predicted with certainty, management, based on advice of counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial statements.

         On August 18, 1997, Region V of the U. S. Environmental Protection Agency issued to IPL a Notice of Violation (NOV) under the Clean Air Act. The NOV alleged that particulate matter emissions from IPL's Perry K Units 11 and 12 exceeded applicable limits on three dates in 1995, that particulate matter emissions from Perry K Units 15 and 16 exceeded applicable limits on a single date in each of 1994 and 1995, and that sulfur dioxide emissions exceeded the applicable limit on four days in the first quarter of 1997. IPL disagrees with the Agency's interpretations of the applicable rules and believes that the Perry K Plant has been in compliance with applicable limits. Representatives of IPL met with the Agency on several occasions in 1997 and 1998, in an attempt to resolve the matter and have subsequently provided the Agency with additional information on the operation of the Plant. IPL believes that it has reached agreement with the Agency on the terms of an Administrative Order that will resolve the matter without penalty. The Agency has not yet formally issued the order, however. If IPL were adjudged to have violated applicable emission limits, it could be subject to maximum penalties of $27,500 per day of violation. While the results of this proceeding cannot be predicted with certainty, management, based upon the advice of counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         The Annual Meeting of shareholders of IPALCO Enterprises, Inc. was held on April 15, 1998. At the Annual Meeting, approval of the IPALCO Enterprises, Inc. Long-Term Performance and Restricted Stock Incentive Plan (as amended and restated effective January 1, 1998) occurred. The vote was 36,047,997 in favor and 2,069,935 against, with 961,051 abstaining.

         At the same meeting, the following four directors in Class III were elected to terms of three years which expire in April 2001. Each director received the following number of votes as shown opposite his name:

         Director                           Votes for      Votes Withheld
         --------                           ---------      --------------

         Robert A. Borns                    37,793,021         1,285,962
         Otto N. Frenzel III                38,378,042           700,941
         Andre B. Lacy                      38,419,267           659,716
         L. Ben Lytle                       37,592,482         1,486,501

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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

3.1*     Articles of Incorporation of IPALCO Enterprises, Inc., as amended.
          (Exhibit 3.1 to the Form 10-Q dated 6-30-97.)

3.2*     Bylaws of IPALCO Enterprises, Inc. (Exhibit 3.2 to the Form 10-Q
          dated 3-31-98).

4.1*     IPALCO Enterprises, Inc. IPALCO PowerInvest Dividend Reinvestment
          and Direct Stock Purchase Plan. (Exhibit 4.1 to the Form 10-Q dated 9-30-96.)

4.2*     IPALCO Enterprises, Inc. and First Chicago Trust Company of New York
          (Rights Agreement as amended and restated).  (Exhibit B to the Form
           8-K dated 4-29-98.)

10.1 Form of Termination Benefits Agreement together with schedule of parties to, and dates of, the Termination Benefits Agreements. **

11.1     Computation of Per Share Earnings.


27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K.

                           IPALCO filed a Form 8-K on April 28, 1998, to file the amended and restated Rights Agreement between IPALCO Enterprises, Inc. and First Chicago Trust Company of New York.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    IPALCO ENTERPRISES, INC.
                                                    ------------------------
                                                          (Registrant)



Date:       August 7, 1998                  /s/ John R. Brehm
            --------------                  ---------------------------
                                                John R. Brehm
                                                Vice President and Treasurer



Date:       August 7, 1998                  /s/ Stephen J. Plunkett
            --------------                  ----------------------------
                                                Stephen J. Plunkett
                                                Controller