Form 10-Q
period 1998-09-30
IPALCO ENTERPRISES INC
filed 1998-11-13
CIK 728391

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


         For the quarterly period ended
                September 30, 1998        Commission File Number  1-8644



                            IPALCO ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

                  Indiana                                  35-1575582
         (State or other jurisdiction                  (I.R.S. Employer
           of incorporation or organization)            Identification No.)

                  One Monument Circle
                  Indianapolis, Indiana                       46204
         (Address of principal executive offices)           (Zip Code)


         Registrant's telephone number, including area code:  317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  Yes  X    No
                                                       ----     ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                 Outstanding At September 30, 1998
                  -----                 ---------------------------------
       Common (Without Par Value)              45,190,399 Shares

                    IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                      INDEX
                                      -----



                                                                   Page No.
                                                                   --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Consolidated Income - Three Months Ended
            and Nine Months Ended September 30, 1998 and 1997            2

         Consolidated Balance Sheets - September 30, 1998 and
            December 31, 1997                                            3

         Statements of Consolidated Cash Flows -
            Nine Months Ended September 30, 1998 and 1997                4

         Notes to Consolidated Financial Statements                    5-8

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations             9-17

PART II.  OTHER INFORMATION                                          18-19
--------  -----------------

             PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        IPALCO ENTERPRISES, INC. and SUBSIDIARIES
            Statements of Consolidated Income
         (In Thousands Except Per Share Amounts)
                       (Unaudited)

                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30                September 30
                                                                   1998         1997           1998         1997
                                                                -----------  -----------    -----------  -----------
UTILITY OPERATING REVENUES:
  Electric                                                      $  215,246   $  196,221     $  592,694   $  555,275
  Steam                                                              6,782        7,651         26,361       27,673
                                                                -----------  -----------    -----------  -----------
    Total operating revenues                                       222,028      203,872        619,055      582,948
                                                                -----------  -----------    -----------  -----------

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                            49,645       44,475        133,894      123,597
    Other                                                           38,801       36,269        112,147      104,524
  Power purchased                                                    2,899        1,365          6,748        6,655
  Purchased steam                                                    1,042        1,223          4,158        5,126
  Maintenance                                                       15,132       14,765         50,167       48,076
  Depreciation and amortization                                     26,696       25,733         77,359       77,977
  Taxes other than income taxes                                      9,429        8,194         26,887       25,194
  Income taxes - net                                                26,719       23,028         66,690       59,353
                                                                -----------  -----------    -----------  -----------
    Total operating expenses                                       170,363      155,052        478,050      450,502
                                                                -----------  -----------    -----------  -----------
UTILITY OPERATING INCOME                                            51,665       48,820        141,005      132,446
                                                                -----------  -----------    -----------  -----------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                  359          893            884        3,174
  Other - net                                                        2,134       (1,420)         2,856       (4,194)
  Gain on termination of agreement (Note 8)                         12,500            -         12,500            -
  Income taxes - net                                                (3,395)       3,434          1,275        7,353
                                                                -----------  -----------    -----------  -----------
    Total other income - net                                        11,598        2,907         17,515        6,333
                                                                -----------  -----------    -----------  -----------
INCOME BEFORE INTEREST AND OTHER CHARGES                            63,263       51,727        158,520      138,779
                                                                -----------  -----------    -----------  -----------

INTEREST AND OTHER CHARGES:
  Interest                                                          15,390       17,744         48,697       46,440
  Allowance for borrowed funds used during construction               (229)        (227)          (625)        (699)
  Preferred stock transactions                                         803          795          2,003        2,386
                                                                -----------  -----------    -----------  -----------
    Total interest and other charges - net                          15,964       18,312         50,075       48,127
                                                                -----------  -----------    -----------  -----------
INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                             47,299       33,415        108,445       90,652

CUMULATIVE EFFECT OF ACCOUNTING CHANGE -
   NET OF TAXES (Note 4)                                                 -            -              -       18,347
                                                                -----------  -----------    -----------  -----------

NET INCOME                                                      $   47,299   $   33,415     $  108,445   $  108,999
                                                                ===========  ===========    ===========  ===========

BASIC EARNINGS PER SHARE (Note 2)

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                         $     1.05   $     0.75     $     2.41   $     1.85
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 4)                          -            -              -         0.37
                                                                -----------  -----------    -----------  -----------

NET INCOME                                                      $     1.05   $     0.75     $     2.41   $     2.22
                                                                ===========  ===========    ===========  ===========

DILUTED EARNINGS PER SHARE (Note 2)

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                         $     1.04   $     0.74     $     2.38   $     1.84
CUMULATVE EFFECT OF ACCOUNTING CHANGE (Note 4)                           -            -              -         0.37
                                                                -----------  -----------    -----------  -----------

NET INCOME                                                      $     1.04   $     0.74     $     2.38   $     2.21
                                                                ===========  ===========    ===========  ===========

See notes to consolidated financial statements.

                               IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                      Consolidated Balance Sheets
                                             (In Thousands)
                                              (Unaudited)
                                                                      September 30         December 31
                            ASSETS                                        1998                1997
                            ------
                                                                      --------------      ---------------
UTILITY PLANT:
  Utility plant in service                                            $   2,836,355       $    2,800,446
  Less accumulated depreciation                                           1,182,314            1,121,317
                                                                      --------------      ---------------
      Utility plant in service - net                                      1,654,041            1,679,129
  Construction work in progress                                              84,724               77,030
  Property held for future use                                               10,224               10,224
                                                                      --------------      ---------------
      Utility plant - net                                                 1,748,989            1,766,383
                                                                      --------------      ---------------
OTHER ASSETS:
  Nonutility property - at cost, less accumulated depreciation               72,995               72,865
  Other investments                                                          12,425               13,023
                                                                      --------------      ---------------
      Other assets - net                                                     85,420               85,888
                                                                      --------------      ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                                  18,013               17,293
  Accounts receivable and unbilled revenue
   (less allowance for doubtful accounts
   1998, $1,431 and 1997, $1,202)                                            45,647               47,033
  Fuel - at average cost                                                     29,852               35,257
  Materials and supplies - at average cost                                   49,215               48,416
  Prepayments and other current assets                                        7,297                9,100
                                                                      --------------      ---------------
      Total current assets                                                  150,024              157,099
                                                                      --------------      ---------------
DEFERRED DEBITS:
  Regulatory assets                                                         118,929              126,784
  Miscellaneous                                                              17,374               19,404
                                                                      --------------      ---------------
      Total deferred debits                                                 136,303              146,188
                                                                      --------------      ---------------
              TOTAL                                                   $   2,120,736       $    2,155,558
                                                                      ==============      ===============

                CAPITALIZATION AND LIABILITIES
                ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                      $     416,547       $      395,851
    Unearned compensation - restricted stock awards                          (5,965)              (1,583)
    Premium on 4% cumulative preferred stock                                    649                  649
    Retained earnings                                                       603,613              532,730
    Treasury stock, at cost                                                (403,719)            (403,101)
                                                                      --------------      ---------------
      Total common shareholders' equity                                     611,125              524,546
  Cumulative preferred stock of subsidiary (Note 2)                          59,135                9,135
  Long-term debt (less current maturities and
   sinking fund requirements)                                               887,961            1,032,846
                                                                      --------------      ---------------
      Total capitalization                                                1,558,221            1,566,527
                                                                      --------------      ---------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                 10,750               33,700
  Current maturities and sinking fund requirements                            1,425                3,094
  Accounts payable and accrued expenses                                      59,107               66,105
  Dividends payable                                                          13,418               11,523
  Taxes accrued                                                              34,045               22,126
  Interest accrued                                                           10,566               15,493
  Other current liabilities                                                  13,663               12,555
                                                                      --------------      ---------------
      Total current liabilities                                             142,974              164,596
                                                                      --------------      ---------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                   317,047              314,869
  Unamortized investment tax credit                                          42,691               44,783
  Accrued postretirement benefits                                            12,363               17,144
  Accrued pension benefits                                                   41,342               39,821
  Miscellaneous                                                               6,098                7,818
                                                                      --------------      ---------------
      Total deferred credits and other long-term liabilities                419,541              424,435
                                                                      --------------      ---------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                   $   2,120,736       $    2,155,558
                                                                      ==============      ===============

See notes to consolidated financial statements.

                                IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                  Statements of Consolidated Cash Flows
                                             (In Thousands)
                                               (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30
                                                                              1998               1997
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $     108,445      $     108,999
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                               77,907             77,640
    Amortization of regulatory assets                                            8,941             12,800
    Deferred income taxes and investment tax credit adjustments - net           (2,116)             8,685
    Allowance for funds used during construction                                (1,509)            (3,873)
    Cumulative effect of accounting change - before taxes                            -            (29,915)
  Change in certain assets and liabilities:
    Accounts receivable - excluding cumulative effect of accounting              1,386              9,250
change
    Fuel, materials and supplies                                                 4,606              4,908
    Accounts payable and accrued expenses                                       (6,998)            (9,155)
    Taxes accrued                                                               11,919             (2,588)
    Accrued pension benefits                                                     1,521              3,033
    Other - net                                                                 (7,390)            (2,457)
                                                                         --------------     --------------
Net cash provided by operating activities                                      196,712            177,327
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures - utility                                          (55,642)           (47,801)
  Construction expenditures - nonutility                                        (1,947)            (1,260)
  Other                                                                          1,804            (12,139)
                                                                         --------------     --------------
Net cash used in investing activities                                          (55,785)           (61,200)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                         -            451,300
  Retirement of long-term debt                                                (146,594)           (79,250)
  Short-term debt - net                                                        (22,950)           (36,000)
  Common dividends paid                                                        (35,869)           (46,514)
  Issuance of preferred stock (Note 2)                                          50,000                  -
  Issuance of common stock related to incentive compensation plans              12,940              2,919
  Reacquired common stock                                                         (618)          (401,262)
  Other                                                                          2,884                576
                                                                         --------------     --------------
Net cash used in financing activities                                         (140,207)          (108,231)
                                                                         --------------     --------------
Net increase in cash and cash equivalents                                          720              7,896
Cash and cash equivalents at beginning of period                                17,293             19,317
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $      18,013      $      27,213
                                                                         ==============     ==============

----------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest (net of amount capitalized)                                 $      51,929      $      46,567
                                                                         ==============     ==============
    Income taxes                                                         $      48,159      $      49,353
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

2.      CAPITAL STOCK

       Common Stock
                                                    Shares         Amount
                                                    ------         ------

       Balance at December 31, 1997               44,649,844    $395,851,016
            Compensation plans                       173,629       7,946,020
            Exercise of stock options                385,753      12,940,315
            Restricted stock canceled                 (4,543)       (190,397)
       Balance at September 30, 1998                            $416,546,954
                                                                ============
              Less shares reacquired by Treasury     (14,284)
                                                  ----------
       Shares issued and outstanding at
           September 30, 1998                     45,190,399
                                                  ==========

       The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:


                                                         For the Period Ended September 30,
                                                         ----------------------------------
                                                  Three Months Ended             Nine Months Ended
                                                 1998            1997             1998        1997
                                              -------------------------------------------------------
                                                                       (In thousands)

       Weighted average common shares             44,954        44,582           44,906        49,042
       Dilutive effect of stock options              651           284              666           222
                                                 -------       -------          -------       -------
       Weighted average common
          and incremental shares                  45,605        44,866           45,572        49,264
                                                 =======       =======          =======       =======

        Preferred Stock

        On January 13, 1998, IPL issued $50 million of cumulative preferred stock with a rate of 5.65%. 500,000 shares were issued at $100 par value each. The stock will be redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL.


3.      LONG-TERM DEBT

        IPALCO's Revolving Credit Facility (RCF) was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common stock.
        On July 15, 1998, IPALCO replaced the RCF with commercial paper by repaying the balance of $234 million on the RCF through the issuance of $230 million in commercial paper and a cash payment of $4 million. During the first nine months of 1998, IPALCO reduced its debt amount by a net of $146 million resulting in a debt balance of $177 million as of September 30, 1998.


4.      CUMULATIVE EFFECT OF ACCOUNTING CHANGE

        Effective January 1, 1997, IPL adopted the unbilled revenue method of accounting for all electric and steam sales to more closely match revenues with expenses. Under this method, IPL accrues revenues for all electric and steam energy delivered to customers during the period, whether billed or not. Previously IPL recognized these revenues only as customers were billed, with the service rendered after monthly meter reading dates through the end of a calendar month recognized as revenues in the following month. The cumulative effect of accounting change, net of taxes, was a one-time increase of $18.3 million ($.37) per share, which is reported as a separate component of net income in the restated nine months ended September 30, 1997. The change had the effect of decreasing income before cumulative effect of accounting change in third quarter and nine months ended September 30, 1997 by $4.1 million resulting in a decrease to diluted earnings per share of $.09 and $.08 for the third quarter and nine months ended periods, respectively.
        The results of 1997 were restated for the accounting change.


5.      COMPREHENSIVE INCOME

        On January 1, 1998, Enterprises adopted SFAS No. 130, "Comprehensive Income," which requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. It has been determined that Enterprises has no amounts that require classification under comprehensive income.

6.      STOCK-BASED COMPENSATION

       A summary of options issued under IPALCO's stock option plans is as follows:

                                              Weighted Average             Range of Option            Number of
                                               Price per Share        Exercise Price per Share         Shares
                                               ---------------        ------------------------         ------
Outstanding, December 31, 1997................      $28.27              $16.8317 -  $31.37            52,045,338
   Issued.....................................       42.26               40.69   -   43.34               126,000
   Exercised..................................       27.32               16.8317 -   31.375             (385,753)
                                                                                                      ----------
Outstanding, September 30, 1998...............       29.46               16.8317 -   43.34             1,785,585
                                                                                                      ==========

        Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock based plan have been applied by Enterprises. No compensation cost has been recognized for the plans because the stock options exercise price is equal to fair value at the grant date. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," Enterprises' net income for the nine months ended September 30, 1998, would have decreased from $108.4 million ($2.38 per share) to the pro forma amount of $107.9 million ($2.37 per share). Enterprises' net income and earnings per share for the similar period in 1997 would have decreased from $109.0 million ($2.21 per share) to the pro forma amount of $105.4 million ($2.14 per share). Enterprises estimated the SFAS No. 123 fair value by utilizing the binomial options pricing model with the following assumptions: dividend yields of 2.54% to 6.88%, risk-free rates of 6.38% to 6.88%, volatility of 12% to 13% and expected lives of 5 years. Earnings per share amounts presented in this paragraph are diluted.

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

7.      NEW ACCOUNTING STANDARD

        Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends of the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of the new standard on the consolidated financial statements.


8.      GAIN FROM TERMINATION OF AGREEMENT

        During the third quarter of 1998, a gain of $12.5 million ($7.8 million after-tax) or $.17 per share resulted from the liquidation and termination of an agreement to purchase up to 150 megawatts of power during the summer months through the year 2000. IPL plans to ultimately replace this supply resource and is considering several alternatives.


9.       CLEVELAND ENERGY RESOURCES

        In 1997, Enterprises initiated a plan to sell during 1998, two subsidiaries of Mid-America, Cleveland District Cooling Corporation and Cleveland Thermal Energy Corporation (collectively referred to as CER) and ceased recording depreciation. During the third quarter of 1998, Enterprises determined that it was not probable that CER would be sold during 1998. Enterprises continues to have the ability to remove the assets from operations. Due to the delay in disposal, Enterprises resumed depreciation on the CER assets during September 1998. Enterprises' plan currently anticipates disposal of CER in 1999.

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

         Some important factors that could cause Enterprises' actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuations in customer growth and demand, weather, fuel and purchased power costs and availability, regulatory action, Federal and State legislation, interest rates, labor strikes, maintenance and capital expenditures and local economic conditions. In addition, IPL's ability to have available an appropriate amount of electric supply in a timely manner can significantly impact IPL's financial performance. The timing of deregulation and competition, product development and introductions of technology changes are also important potential factors. Most of these factors impact Enterprises through its wholly-owned subsidiary IPL.

         All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of Enterprises.

         Enterprises' ability to predict results or effects of issues related to the Year 2000 is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that contingency plans or remediation efforts will not operate as intended; Enterprises' failure to timely or completely identify all software, hardware, or embedded chip devices requiring remediation; unexpected costs; and the uncertainty associated with the impact of Year 2000 issues on the utility industry and on Enterprises' customers, vendors, and others with whom it does business. Please see the discussion about Year 2000, below, for information about Enterprises' efforts.


LIQUIDITY AND CAPITAL RESOURCES

         Material changes in the consolidated financial condition and results of operations of IPALCO Enterprises, Inc. (Enterprises), except where noted, are attributed to the operations of Indianapolis Power & Light Company (IPL). Consequently, the following discussion is centered on IPL.

Overview
--------

         The Board of Directors of Enterprises on August 25, 1998, declared a quarterly dividend on common stock of 27.5 cents per share compared to 25 cents per share declared in the third quarter of 1997. The dividend was paid October 15, 1998, to shareholders of record September 18, 1998.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, for environmental compliance and for the implementation of an integrated information system. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $23.2 million during the third quarter of 1998, representing a $5.9 million increase from the comparable period in 1997. Internally generated cash provided by operations was used for construction expenditures during the third quarter of 1998. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $57.6 million during the first nine months ended September 30, 1998, representing a $8.5 million increase from the comparable period in 1997. Internally generated cash provided by operations was used for construction expenditures during the first nine months of 1998.

         The three-year construction program has not changed from that previously reported in Enterprises' 1997 Form 10-K report. (See "Future Performance" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in Enterprises' 1997 Form 10-K report for further discussion).

         IPALCO's Revolving Credit Facility was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common capital stock. On July 15, 1998, IPALCO repaid the outstanding balance of $234 million on the Revolving Credit Facility through the issuance of $230 million in commercial paper and a cash payment of $4 million. During the first nine months of 1998, IPALCO reduced its debt amount by a net of $146 million resulting in a debt balance of $177 million as of September 30, 1998.

Year 2000
---------

         Enterprises is potentially subject to operational problems associated with the inability of various computer hardware, software, and devices containing embedded chips to properly process the year change from 1999 to 2000. Such problems could conceivably affect Enterprises' ability to deliver electricity, steam, or chilled water to its customers, as well as Enterprises' internal operations such as billing or payroll functions. Further, Year 2000 problems experienced by other entities, over which Enterprises has no control, such as certain suppliers or other electric utilities with which Enterprises is interconnected, could adversely affect Enterprises' operations.

         In 1997, Enterprises established a Year 2000 Committee. Enterprises currently manages the Year 2000 project through two employee committees, the Compliance Testing Committee and the Contingency Planning Committee, each headed by corporate officers. Each of those committees reports to a Year 2000 Steering Committee also composed of officers. The Year 2000 Steering Committee reports to the Office of the Chairman. Enterprises has a formal Year 2000 Plan currently under review by the Board of Directors.

         The Compliance Testing Committee is engaged in inventorying, reviewing, analyzing, correcting, and testing computer-related systems and embedded chip devices. The Contingency Planning Committee is in the process of assessing various operating scenarios associated with potential Year 2000 problems and formulating plans by which to operate the Company in the event of such problems. Both the Compliance Testing Committee and the Contingency Planning Committee are concentrating first on systems critical to the continuity of Enterprises' business.
Non-critical systems have lower priorities in terms of committee efforts.

         Enterprises is  participating  in an Electric Power Research  Institute
(EPRI) program on the Year 2000 issue as well as the North American Electric Reliability Council (NERC) system readiness assessments.

         Enterprises' Year 2000 Plan includes attention to its generating facilities, energy management systems, telecommunications systems, substation control and protection systems, transmission and distribution systems, business information systems, financial systems and business partners. It includes efforts such as assessing Year 2000 risks to computer hardware, software and embedded systems; identifying options and solutions; evaluating solutions; repairing, upgrading and replacing systems; testing systems; and contingency planning.

State of Readiness

A. Identification and Assessment

         The Compliance Testing Committee is coordinating and reviewing the enterprise-wide use of information technology and assessing potential Year 2000 problems. That effort involves making an inventory of applications and systems and evaluating exposures associated with, for example, vendor-provided software and hardware, Enterprises-developed software, and various devices containing embedded chips. The Committee is also in contact with vendors to determine product compliance and vendors' timeframes for compliance. Computer systems being reviewed include hardware, machine microcode and firmware, operating systems, generic applications software, billing software, communications software, and financial software.

         The Compliance Testing Committee continues to assess computer systems and embedded chip devices related to Enterprises':

  - Electricity generating stations and plants producing steam and/or chilled water;
  - Energy management systems;
  - Substation controls, system protection, and transmission and distribution systems;
  - Telecommunications systems; and
  - Business information systems.

         Enterprises currently expects to complete the identification and inventory phase for critical systems by the end of the fourth quarter of 1998 and estimates the phase to be approximately 95% complete.

         Enterprises currently expects to complete the assessment phase for critical systems by the end of the fourth quarter of 1998 and estimates the phase to be approximately 75% complete.

B. Remediation and Testing

         The Compliance Testing Committee is coordinating, modifying, or replacing legacy systems which may not be Year 2000 compliant. Enterprises will be replacing most of its key financial software applications during 1998 and 1999. Although that project was not specifically initiated as a Year 2000 effort, it will coincidentally result in replacement of non-compliant software.

         The Compliance Testing Committee is also engaged in establishing and operating appropriate testing environments to determine, to the extent possible, the Year 2000 compliance of existing systems and/or devices and the compliance of replacement or upgraded systems and devices. Enterprises may employ one or more of the following techniques: component tests, simulations, outside testing, vendor verifications, or upgrades or change-outs. Some devices or systems, such as satellite communication links, may not be susceptible to testing, in which cases Enterprises must rely on the service providers' verifications.

         Enterprises has inquired of its suppliers and vendors of software, computer-related equipment, devices, and services about Year 2000 compliance. Some provided the required information and/or assurances and some did not. Enterprises has elected to test not only existing systems but also new purchases and upgrades in its efforts to minimize Year 2000 problems.

         Enterprises' operations could be adversely affected by Year 2000-related failures of other companies, such as telecommunication providers, that supply Enterprises with mission-critical services. Similarly, Year 2000 failures of other utilities with which Enterprises is interconnected could adversely impact Enterprises' ability to deliver services to its customers.

         Enterprises currently expects to complete the remediation and testing phases for critical systems by the end of the second quarter 1999 and estimates that it is now approximately 50% complete.

Costs to Address Enterprises' Year 2000 Issues

         Not including the cost of replacing Enterprises' business software, a project not initiated specifically for Year 2000 reasons but which will provide Year 2000 benefits through replacing non-compliant software, Enterprises currently estimates that its costs of the phases of identification, assessment, remediation and testing may be approximately $4,000,000, which Enterprises believes is not material to its results of operations, liquidity and financial condition. Of that figure, Enterprises has currently expended approximately $950,000. A substantial proportion of the costs of remediation are associated with functional areas of Enterprises other than Information Services. Enterprises currently estimates that its cost of contingency planning efforts may be approximately $1,500,000.

Risks of Enterprises' Year 2000 Issues

         In light of the numerous computer-related systems and embedded chip devices present in business and production equipment used by an electric utility, and the interdependent nature of control systems, a large number of potential Year 2000 failure scenarios exists, potentially involving Enterprises' internal functions (such as billing) as well as its chilled water, steam and electricity generation and distribution functions. Consequences could conceivably range from essentially no operational problems to a massive disruption of chilled water, steam and electric service lasting for a significant period of time. Further, since Enterprises does not stand alone but is electrically interconnected with other utilities across a substantial portion of the nation, even if Enterprises experiences no significant Year 2000 problems associated with its own equipment, its ability to deliver electricity could be adversely affected by Year 2000 failures experienced by other interconnected utilities. Enterprises currently expects to experience at least some, hopefully minor, problems associated with Year 2000. Some particularly bleak yet conceivable Year 2000 failure scenarios could be material to Enterprises' results of operations.

         There are both external and internal risks associated with Year 2000 that could affect Enterprises' chilled water, steam and electricity
generation,   transmission  and distribution operations.  Potential internal risk factors include increased risk of generator trips, inability to start or restart generators, increased risk of transmission facility trips, loss of energy management systems, loss of Company-owned voice/data communications, system protection (relay) failures resulting in cascading outages or facility damage, failure of load-shedding controls to operate properly, failure of load management systems to operate properly, loss of or incorrect critical operating data, failure of environmental control systems, loss of distribution systems, or failure of voltage control devices to operate properly. Occurrences of those internal problems, alone or in combination, could result in varying impacts on Enterprises' operations.

         External risk factors include loss of customer load, uncharacteristic load patterns, loss of leased communication facilities, failure of delivery systems to maintain supplies of fuel, and severe or cold weather. Occurrences of various of those events, alone or in combination, could result in varying impacts on Enterprises.

         Particularly with respect to responding to contingencies that might occur, unavailability of skilled labor could exacerbate Year 2000 problems. The current collective bargaining agreement between Indianapolis Power & Light Company (IPL) and the International Brotherhood of Electrical Workers, the union representing IPL's production, distribution, construction and maintenance employees, expires on December 13, 1999. That union recently rejected a proposed one-year extension of the collective bargaining agreement which was proposed by management so that negotiations would not be occurring near the end of calendar year 1999.

         Enterprises' insurance policies, including policies for liability and property damage, currently expire or are up for renewal during 1999. Enterprises currently expects that, in line with a general trend in the insurance industry, insurance policies purchased by Enterprises during 1999 may exclude coverage of Year 2000 events or certain elements of damage potentially flowing therefrom.

         In light of the many adverse conditions that could happen to Enterprises associated with Year 2000, along with the speculation that some or many of them may not happen, it is extremely difficult to hypothesize a most reasonably likely worst case Year 2000 scenario with any degree of certainty. With that in mind, Enterprises currently believes the most reasonably likely worst case scenario would be the temporary loss of one or more generation units resulting in interruptions of power to Enterprises' customers. Enterprises does not believe that the worst case scenario will occur and, should it occur, Enterprises believes tht the consequences of that scenario, with regard to either costs of repair or lost revenues, are not likely to have a material effect on Enterprises' results of operations, liquidity, and financial condition.

Enterprises' Contingency Plans

         The Contingency Planning Committee is engaged in reviewing hypothetical scenarios involving various system or device failures and preparing plans by which to operate the Company in the event those failures occur. Enterprises' contingency planning efforts are not yet complete but are underway within the scope of an overall outline. Enterprises' contingency planning involves the phases of plan development, testing, execution, and recovery after Year 2000 events. As with compliance testing, contingency planning touches essentially every area of the Company's operations, as well as interactions with interconnected utilities, customers, critical vendors, emergency and other governmental authorities.

         The planning phase includes identifying and evaluating potential impacts on business operations, life, property, and the environment; developing emergency plans including establishing procedures for mitigation of failures and evaluating contingency planning being done on systems that interface with Enterprises' systems; identifying dates of action for various contingencies; establishing responsibility and authority for various response efforts; and establishing and performing a training program with respect to responding to contingencies, including practicing and testing the contingency plans and coordinating the efforts with governmental functions.

         Contingency planning will include consideration of potential interruptions in the supply chain or transportation of critical fuel, water, chemicals, material supplies etc., and acquisition of appropriate extra supplies, as well as potential failures of or other problems associated with the interconnected electricity grid. Similarly, consideration will be given to cooperative arrangements with other utilities in the event that Year 2000 problems impact the supply of skilled labor to effect remediation actions. The Company's existing disaster recovery plans may form bases for some Year 2000 contingency plans.

         In the testing phase, various drills will be conducted to test the plan's effectiveness. Modifications will be made where testing indicates a need. In the execution phase, Enterprises will operate its contingency plans in response to events actually occurring.

         After Year 2000 events, if any, Enterprises will execute its post-event contingency plans as required. It will test its system functions, review the results, restore and restart systems, and notify appropriate authorities of the resolution of problems.

RESULTS OF OPERATIONS

      Comparison of Third Quarter and Nine Months Ended September 30, 1998
      --------------------------------------------------------------------
           with Third Quarter and Nine Months Ended September 30, 1997
           -----------------------------------------------------------

         Diluted earnings per share during the third quarter of 1998 were $1.04, or $0.30 above the $0.74 attained in the comparable 1997 period. Diluted earnings per share during the nine months ended September 30, 1998, were $2.38, or $0.17 above the $2.21 attained in the comparable 1997 period. Net income for the first nine months of 1997 included a one-time positive after-tax increase of $18.3 million ($0.37 per share). See "Cumulative Effect of Accounting Change" below. Also, weighted average, diluted shares for the nine months ended September 30, 1998, were 45.6 million compared to 49.3 million for the similar period in 1997 due to Enterprises' repurchase of 12.5 million common shares in April 1997. The following discussion highlights the factors contributing to the third quarter and nine months ended results.

Operating Revenues
------------------

         Operating revenues during the third quarter and nine months ended of 1998 increased from the comparable 1997 periods by $18.2 million and $36.1 million, respectively. The increases in revenues resulted from the following:

                                                               Increase (Decrease) from Comparable Period
                                                               ------------------------------------------
                                                                            September 30, 1998
                                                                            ------------------
                                                              Three Months Ended         Nine Months Ended
                                                              ------------------         -----------------
                                                                          (Millions of Dollars)

         Electric:
              Change in retail KWH sales                          $  10.4                   $  14.9
              Fuel revenue                                            0.7                       0.9
              Wholesale revenue                                       7.5                      19.2
              DSM Tracker revenue                                     0.3                       1.1
         Steam revenue                                               (0.9)                     (1.3)
         Other revenue                                                0.2                       1.3
                                                                 --------                  --------
              Total change in operating revenues                 $   18.2                  $   36.1
                                                                 ========                  ========


         The third quarter increase in retail KWH sales compared to the same period in 1997 was due in part to warmer weather. Cooling degree days increased 36% during the third quarter compared to the same period in 1997. The nine months ended increase was due in part to a 50% increase in cooling degree days partially offset by a decrease of 24% in heating degree days compared to the same period last year. Economic growth in IPL's service territory also contributed to the increase in sales for both the third quarter and nine months ended. The changes in fuel revenues in 1998 from the prior year reflect changes in total fuel costs billed to customers. The increased wholesale sales during the third quarter and nine months ended of 1998, as compared to the same periods in 1997, reflect increased wholesale marketing efforts and energy requirements of other utilities.

Operating Expenses
------------------

         Fuel expenses in the third quarter and nine months ended of 1998 increased by $5.2 million and $10.3 million, respectively compared to the same periods during 1997. The primary reason for both variances from the prior periods was a result of increased total KWH sales.

         Other expenses in the third quarter and nine months ended of 1998 increased by $2.5 million and $7.6 million, respectively. The third quarter and nine month ended increases resulted from increased administrative and general expenses and electric distribution expense. The third quarter increase was partially offset by decreased amortization of demand side management costs.

         Power purchased expense increased in the third quarter by $1.5 million while increasing only slightly during the nine months ended of 1998, as compared to the similar periods last year. The increase during the third quarter resulted from increased KWH purchases. The nine months ended variance resulted from increased KWH purchases partially offset by decreased demand charges.

         Steam purchased expense decreased by $0.2 million and $1.0 million during the third quarter and nine months ended periods ended of 1998, respectively, compared to the similar periods last year. The third quarter decrease was primarily due to decreased unit prices of steam. The nine month ended decrease resulted from decreased steam purchases as well as decreased unit prices of steam.

         Maintenance expenses increased $0.4 million in the third quarter and $2.1 million for the nine months ended of 1998 compared to the similar periods in 1997. The increase for the nine months ended period resulted primarily from the overhaul of unit 6 at the Pritchard plant as well as increased boiler and electric plant maintenance at the Petersburg plant.

         Taxes other than income taxes increased $1.2 million and $1.7 million in the third quarter and nine months ended periods, respectively, compared to the similar periods last year. These increases resulted primarily from increased real estate and personal property taxes as well as increased gross receipts tax.

         Income taxes - net, increased $3.7 million and $7.3 million in the third quarter and nine months ended periods, respectively due to an increase in pretax operating income.

         As a result of the foregoing, utility operating income increased 5.8% during the third quarter of 1998 from the comparable 1997 period, to $51.7 million. Utility operating income during the nine months ended of 1998 increased 6.5% from the comparable 1997 period, to $141.0 million.

Other Income and Deductions
---------------------------

         Allowance for equity funds used during construction decreased $0.5 million and $2.3 million in the third quarter and nine months ended periods, respectively compared to the same periods last year. In August 1997, the amortization of deferred equity carrying charges on a plant asset ended resulting in these decreases.

         Other - net, which includes the pretax operating and investment income from operations other than IPL, as well as non-operating income from IPL, increased $3.6 million and $7.1 million in the third quarter and nine months ended, respectively. The third quarter and nine months increases were due in part to decreased non-operating expenses at IPL and decreased pretax losses, excluding interest, at Mid-America.

         During the third quarter of 1998, a gain from the termination of an agreement to purchase power was recognized by IPL in the amount of $12.5 million (see note 8).

Interest and Other Charges
--------------------------

         Interest expense decreased $2.4 million during the third quarter of 1998 while increasing $2.3 million for the nine months ended of 1998 compared to the same periods in 1997. The decrease in the third quarter is a result of the decreased debt balance in the third quarter of 1998 compared to 1997 on Enterprises' recapitalization debt facility. The nine months ended variance was primarily a result of interest on the recapitalization debt facility of Enterprises that was issued in April 1997. There was no interest associated with this debt during the first quarter of 1997. Also contributing to the nine months ended variance was increased long-term interest expense at Mid-America, partially offset by decreased interest expense at IPL.

Cumulative Effect of Accounting Change
--------------------------------------

         A cumulative effect of accounting change in the amount of $18.3 million, net of taxes, was effectively recorded during the first quarter of 1997. Effective January 1, 1997, IPL adopted the unbilled revenues method of accounting for electricity and steam delivered during the period. Revenues are accrued for services provided but unbilled at the end of each month (see note
4).

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
-------  -----------------

         On August 15, 1997, Region V of the U. S. Environmental Protection Agency issued to IPL a Notice of Violation (NOV) under the Clean Air Act. The NOV alleged that particulate matter emissions from IPL's Perry K Units 11 and 12 exceeded applicable limits on three dates in 1995, that particulate matter emissions from Perry K Units 15 and 16 exceeded applicable limits on a single date in each of 1994 and 1995, and that sulfur dioxide emissions exceeded the applicable limit on four days in the first quarter of 1997. IPL disagrees with the Agency's interpretations of the applicable rules and believes that the Perry K Plant has been in compliance with applicable limits. IPL has reached agreement with the Agency and has executed a Consent Order to resolve the matter without admission that violations occurred. No penalties or fines result from the Order. IPL is required to conduct additional particulate testing. Failure to demonstrate compliance may result in additional expenditures for engineering and corrective measures. IPL will submit additional opacity reports and additional coal analysis results to EPA. The Order remains in effect until July 28, 2001. Compliance with the Order resolves all alleged civil violations related to the EPA's August 15, 1997 Notice of Violation.


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

10.1* Form of Termination Benefits Agreement together with schedule of parties to, and dates of, the Termination Benefits Agreements. (Exhibit 10.1 to the Form 10-Q dated 6-30-98.) **

11.1     Computation of Per Share Earnings.


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



                                             IPALCO ENTERPRISES, INC.
                                             ------------------------
                                                  (Registrant)



Date:       November 13, 1998            /s/  John R. Brehm
     -------------------------            ----------------------------
                                              John R. Brehm
                                              Vice President and Treasurer



Date:       November 13, 1998            /s/  Stephen J. Plunkett
     --------------------------           ----------------------------
                                              Stephen J. Plunkett
                                              Controller