Form 10-K
period 1998-12-31
IPALCO ENTERPRISES INC
filed 1999-02-25
CIK 728391

FORM 10-K

                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

  For the fiscal year ended
      December 31, 1998                        Commission File Number  1-8644

                     IPALCO ENTERPRISES, INC.
      (Exact name of Registrant as specified in its charter)

           Indiana                                    35-1575582
  (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)               Identification No.)

           One Monument Circle
           Indianapolis, Indiana                            46204
  (Address of principal executive offices)                (Zip Code)

  Registrant's telephone number, including area code:  317-261-8261

  Securities Registered Pursuant to Section 12(b) of the Act:

  Title of Each Class               Name of Each Exchange on Which Registered
  -------------------               -----------------------------------------
  IPALCO Enterprises, Inc.                      New York Stock Exchange
      Common Stock (without par value)          Chicago Stock Exchange
      Common Share Purchase Rights              New York Stock Exchange
                                                Chicago Stock Exchange

  Securities Registered Pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No
                                                       ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     As of January 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was: $2,078,049,311 based on the average of the high and low price of the common stock on such date. As of January 31, 1999, there were 88,154,252 shares, adjusted for the two-for-one stock split
on February 23, 1999, of  the  registrant's   common  stock (without  par
value) outstanding.
                      -------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the IPALCO Enterprises, Inc. definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1999, are incorporated by reference into Part III of this Report.


                                     PART I
                                     ------

Item 1.       BUSINESS
              --------

ORGANIZATION

       IPALCO Enterprises, Inc. (IPALCO) is a holding company and was incorporated under the laws of the state of Indiana on September 14, 1983. IPALCO has 15 employees and has two (2) subsidiaries: Indianapolis Power & Light Company (IPL), a regulated electric and steam service utility, and Mid-America Capital Resources, Inc. (Mid-America), a holding company for unregulated businesses. IPALCO and its subsidiaries are collectively referred to as "Enterprises".

       Enterprises has two business segments, electric and "all other." Steam operations of IPL and all subsidiaries other than IPL were combined in the "all other" segment. Information regarding revenues, pretax operating income and total assets of both segments can be found in the Consolidated Financial Statements and Notes thereto.

DESCRIPTION OF BUSINESS OF SUBSIDIARIES

                       INDIANAPOLIS POWER & LIGHT COMPANY

GENERAL

       IPL was incorporated under the laws of the state of Indiana in 1926 and is a wholly-owned subsidiary of IPALCO. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy in the city of Indianapolis and neighboring cities, towns, communities, and adjacent rural areas, all within the state of Indiana, the most distant point being about 40 miles from Indianapolis. It also produces, distributes and sells steam within a limited area in such city. There have been no significant changes in the services rendered, or in the markets or methods of distribution, since the beginning of the fiscal year. IPL intends to do business of the same general character as that in which it is now engaged.
Indiana law authorizes electricity suppliers to have exclusive retail service areas.

       IPL's business is not dependent on any single customer or group of a few customers. IPL's sales for 1994-1998 are depicted on page I-5.

       The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year.

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

       Also, IPL is a member of the East Central Area Reliability Group (ECAR), and is cooperating under an agreement that provides for coordinated planning of generation and transmission facilities and the operation of such facilities to promote reliability of bulk power supply in the nine-state region served by ECAR. Smaller electric utility systems, independent power producers and power marketers participate as associate members.

REGULATION

       IPL is subject to regulation by the Indiana Utility Regulatory Commission
(IURC) as to its services and facilities, valuation of property, the construction, purchase or lease of electric generating facilities, classification of accounts, rates of depreciation, rates and charges, issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters (see Note 10 in the Notes to Consolidated Financial Statements).

       In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC), with respect to short-term borrowings not regulated by the IURC, the sale and transmission of electric energy in interstate commerce, the classification of its accounts and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act.

       IPL is also subject to federal, state and local environmental laws and regulations, particularly as to generating station discharges affecting air and water quality. The impact of compliance with such regulations on the capital and operating costs of IPL has been and will continue to be substantial. Estimated new annual capital expenditures for air, solid waste and water environmental compliance measures are $2.4 million, $1.2 million and $.4 million in 1999, 2000 and 2001, respectively.

RETAIL RATEMAKING

       IPL's tariffs for electric and steam service to retail customers (basic rates and charges) are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the Office of the Indiana Utility Consumer Counselor, as well as other interested consumer groups and customers. In Indiana, basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Other numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual maintenance and capital expenditures and IURC restrictions on the level of operating income can affect the return realized. During 1998, in an order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily select service under IPL's Elect Plan option. Under two of these options, the customer's prices are not adjusted for changes in fuel costs or other factors. Substantially all other IPL customers are served pursuant to retail tariffs that provide for the monthly billing or crediting to customers of increases or decreases, respectively, in the actual costs of fuel consumed from estimated fuel costs embedded in base tariffs. Additionally, most such retail tariffs provide for billing of "lost revenue margins" on estimated kilowatt-hour (KWH) sales reductions along with current and deferred costs resulting from IPL's IURC-approved demand side management programs (DSM). IPL maintains its books and records consistent with generally accepted accounting principles reflecting the impact of regulation (see Note 1 in the Notes to Consolidated Financial
Statements and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under "Nature of Operations and Regulatory Matters").

       Future events, including the advent of retail competition within IPL's service territory, could result in the deregulation of all or part of IPL's existing regulated businesses (see "Competition and Industry Changes" in Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"). Upon deregulation, adjustments to IPL's accounting records may be required to eliminate the historical impact of regulatory accounting. Such adjustments, as required by Statement of Financial Accounting Standards No. 101 (SFAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," would eliminate the "effects of any actions of regulators that have been  recognized as assets and  liabilities...."
Required adjustments could include expensing of any unamortized net regulatory assets, elimination of certain tax liabilities and a write down of any impaired utility plant balances. IPL does not expect to be required to adopt SFAS 101 in the near term.


FUEL

       In 1998, approximately 99% of the total KWH sold by IPL were generated from coal and 1% from middle distillate fuel oil. Gas and purchased steam, combined, provided less than 1% of the generation of KWH sold by IPL. In addition to use in oil-fired generating units, fuel oil is used for start up and flame stabilization in coal-fired generating units as well as for coal thawing and coal handling. Gas is used in IPL's newer combustion turbines. During 1998, IPL converted part of its C.C. Perry Section K plant to gas-fired boilers. In the future, approximately 50% of the fuel used by this plant will be gas and 50% will be coal.

       IPL's long-term coal contracts provide for the major portion of its burn requirements through the year 1999. The long-term coal agreements are with four suppliers and the coal is mined entirely in the state of Indiana. See Exhibits listed under Part IV Item 14(a)2 of IPL's Form 10-K. It is presently believed that all coal used by IPL will be mined by others. IPL normally carries fuel oil and a 60-day supply of coal to offset unforeseen occurrences such as labor disputes, equipment breakdowns and power sales to other utilities. IPL increases its stockpile to an approximate 80-day supply when strikes are anticipated in the coal industry. In order to prepare for possible supply problems associated with Year 2000 issues, IPL will increase its stockpile to an approximate 85 to 90 day supply before the end of 1999.

EMPLOYEE RELATIONS

       As of December 31, 1998, IPL had 2,020 employees of whom 1,015 were represented by the International Brotherhood of Electrical Workers, AFL-CIO
(IBEW) and 337 were represented by the Electric Utility Workers Union (EUWU), an independent labor organization. In December 1996, the membership of the IBEW ratified a new labor agreement that remains in effect until December 13, 1999. The agreement provided for general pay adjustments of 3.5% in 1996 and 3.0% in both 1997 and 1998, and changes in pension and health care coverage. In February of 1998, the membership of the EUWU ratified a new labor agreement that remains in effect until February of 2001. The agreement provides for general pay adjustments of 3% in both 1998 and 1999, as well as an adjustment of 2% in 2000. The agreement also provides for increases in pension amounts.

DISPOSITION OF ASSETS

       In 1997, IPL retired and sold its C.C. Perry Section W plant site, including land and improvements, to the State of Indiana White River State Park Commission.

                MID-AMERICA CAPITAL RESOURCES, INC. (Mid-America)

GENERAL

       Mid-America, the holding company for the unregulated activities of Enterprises, has as subsidiaries Mid-America Energy Resources, Inc. (Energy Resources), Indianapolis Campus Energy, Inc. (ICE), Cleveland Thermal Energy Corporation (Cleveland Thermal), Cleveland District Cooling Corporation (Cleveland Cooling) and Store Heat And Produce Energy, Inc.
which conducts business as SHAPE Energy Resources (SHAPE).

       Energy   Resources   operates  a  district  cooling  system  in  downtown
Indianapolis, Indiana.

       ICE owns and operates an energy system under contract to Eli Lilly and Company (Lilly) to provide cooling capacity to the Lilly Technology Center, in Indianapolis, Indiana.

       Cleveland Thermal owns and operates a district heating system in Cleveland, Ohio. Cleveland Cooling owns and operates a district cooling system also located in Cleveland. Cleveland Thermal and Cleveland Cooling conduct business jointly under the name Cleveland Energy Resources.

       SHAPE's operations became inactive during 1998.

EMPLOYEES

       As of December 31, 1998, Mid-America and its subsidiaries had 82 employees. There are no labor organizations.


                            IPALCO ENTERPRISES, INC.
                       STATISTICAL INFORMATION - ELECTRIC

The following table of statistical information presents additional data on IPL's operation.

                                                                  Year Ended December 31,
                                      ------------------------------------------------------------------------------------
Operating Revenues (In                  1998 (1)         1997 (1)            1996              1995              1994
Thousands):
                                      ------------     ------------    --------------     -------------     --------------
  Residential                         $   269,351      $   261,832     $     261,819      $    243,055      $     230,805
  Small industrial and commercial         122,082          125,131           131,465           130,009            128,597
  Large industrial and commercial         321,103          306,761           298,720           275,803            266,703
  Public lighting                           9,754            9,324             9,043             8,369              7,698
  Miscellaneous                            12,469           12,050             9,264             8,289              7,186
                                      ------------     ------------    --------------     -------------     --------------
    Revenues - ultimate consumer          734,759          715,098           710,311           665,525            640,989
  Sales for resale - REMC                     936            1,082             1,141             1,105              1,098
  Sales for resale - other                 50,140           21,954            13,312             6,758              7,680
                                      ------------     ------------    --------------     -------------     --------------
      Total electric revenues         $   785,835      $   738,134     $     724,764      $    673,388      $     649,767
                                      ============     ============    ==============     =============     ==============

Kilowatt-hour Sales (In
Millions):
  Residential                               4,320            4,255             4,367             4,277              4,077
  Small industrial and commercial           1,873            1,960             2,117             2,197              2,195
  Large industrial and commercial           7,095            6,834             6,772             6,509              6,306
  Public lighting                              70               69                71                73                 76
                                      ------------     ------------    --------------     -------------     --------------
    Sales - ultimate consumers             13,358           13,118            13,327            13,056             12,654
  Sales for resale - REMC                      31               29                29                28                 26
  Sales for resale - other                  2,252            1,111               725               394                456
                                      ------------     ------------    --------------     -------------     --------------
      Total kilowatt-hours sold            15,641           14,258            14,081            13,478             13,136
                                      ============     ============    ==============     =============     ==============

Customers at End of Year:
  Residential                             379,943          374,686           370,029           365,163            360,347
  Small industrial and commercial          42,230           41,137            40,393            39,772             38,840
  Large industrial and commercial           4,036            3,960             3,657             3,557              3,525
  Public lighting                             445              357               313               290                275
                                      ------------     ------------    --------------     -------------     --------------
    Total ultimate consumers              426,654          420,140           414,392           408,782            402,987
  Sales for resale - REMC                       1                1                 1                 1                  1
                                      ------------     ------------    --------------     -------------     --------------
      Total electric customers            426,655          420,141           414,393           408,783            402,988
                                      ============     ============    ==============     =============     ==============


(1) Includes estimated electric operating revenue and kilowatt-hour sales for services delivered but not billed during the period (see Note 3 in the Notes to Consolidated Financial Statements).

Item 2.       PROPERTIES
              ----------

IPL

       IPL's executive offices are in the IPALCO Corporate Center located at One
Monument   Circle,   Indianapolis,   Indiana.   This  facility   houses  certain
administrative operations of IPALCO's subsidiaries.

       IPL also owns two distribution service centers in Indianapolis at 1230 West Morris Street and 3600 North Arlington Avenue. IPL's customer service center is located at 2102 North Illinois Street in Indianapolis.

       IPL owns and operates three primarily coal-fired generating plants that are used for electric generation. During 1998, part of the C.C. Perry Section K plant, used for a combination of electric and steam generation, was converted to gas-fired boilers. In the future approximately 50% of the fuel used by this plant will be gas and 50% will be coal. For electric generation, the total gross nameplate rating is 3,024 MW, winter capability is 3,036 MW and summer capability is 2,956 MW. For steam generation, gross capacity is 1,990 Mlbs. (thousands of pounds) per hour.

       Total Electric Stations:

     H. T. Pritchard plant (Pritchard), located 25 miles southwest of Indianapolis (seven units in service - one each in 1949, 1950, 1951, 1956 and 1967 and two in 1953) with 367 MW nameplate rating and net winter and summer capabilities of 344 MW and 341 MW, respectively.

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

       Combination Electric and Steam Station:

     C.C.Perry Section K plant (Perry K), located in Indianapolis with 20 MW nameplate rating (net winter capability 20 MW, summer 19 MW) for electric and a gross capacity of 1,990 Mlbs. per hour for steam.


       Net electrical generation during 1998, at the Petersburg, Stout and Pritchard stations accounted for about 72.0%, 21.2% and 6.7%, respectively, of IPL's total net generation. Perry K produced 0.1% net electrical generation and all of the steam generated by IPL for the steam system. In addition, IPL purchases steam from an independent resource recovery system in Indianapolis.

       Included in the above totals are three gas turbine units at the Stout station added in 1973, one gas turbine added in 1994 and one gas turbine added in 1995 with a combined nameplate rating of 214 MW. Also included is one diesel unit each at Pritchard and Stout stations and three diesel units at Petersburg station, all added in 1967. Each diesel unit has a nameplate rating of 3 MW.

       During 1998, IPL announced plans to construct up to 200 megawatts of new combustion turbines (CTs). The new turbines would be used during times of highest or "peak" electric demand. One turbine is expected to be placed in service by 2001, and is included in the construction forecast. IPL filed a petition with the IURC recommending that the IURC decline its jurisdiction over IPL's planned construction and operation of the new CTs and adopt an alternative procedure for dealing with the sale of power produced by the CTs to IPL's retail customers.

       IPL's transmission system includes 457 circuit miles of 345,000 volt lines, 359 circuit miles of 138,000 volt lines and 268 miles of 34,500 volt lines. Distribution facilities include 4,717 pole miles and 19,892 wire miles of overhead lines. Underground distribution and service facilities include 596 miles of conduit and 5,990 wire miles of conductor. Underground street lighting facilities include 108 miles of conduit and 726 wire miles of conductor. Also included in the system are 73 bulk power substations and 68 distribution substations.

       Steam distribution properties include 22 miles of mains with 260 services. Other properties include coal and other minerals, underlying 798 acres in Sullivan County, Indiana, and coal underlying about 6,215 acres in Pike and Gibson Counties, Indiana. Additional land, approximately 4,067 acres in Morgan County, Indiana and approximately 884 acres in Switzerland County, Indiana has been purchased for future plant sites.

       All of the facilities owned by IPL are well-maintained, in good condition and meet the present needs of IPL.

       The Mortgage and Deed of Trust of IPL, together with the Supplemental Indentures thereto (the "Mortgage"), secure first mortgage bonds issued by IPL. Pursuant to the terms of the Mortgage, substantially all property owned by IPL is subject to a direct first mortgage lien.

OTHER SUBSIDIARIES

       Energy Resources owns and operates a district cooling facility located near downtown Indianapolis, which distributes chilled water to subscribers located downtown for their air conditioning needs. The plant is equipped with six 5,000 ton chillers powered by steam purchased from IPL and one 2,250 ton chiller powered by electricity purchased from IPL.

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

       In 1997, Enterprises initiated a plan to sell during 1998, Cleveland District Cooling Corporation and Cleveland Thermal Corporation (collectively referred to as CER) and ceased recording depreciation. During the third quarter of 1998, Enterprises determined that it was not probable that CER would be sold during 1998. Enterprises continues to have the ability to remove the assets from operations. Enterprises resumed depreciation on the CER assets during September 1998. Enterprises' plan currently anticipates disposal of CER in 1999.

       ICE owns and operates a chilled water facility in Indianapolis, which serves the chilled water requirements of Eli Lilly and Company's Lilly Technology Center. The plant is equipped with three 5,000 ton chillers powered by electricity purchased from IPL.

       Substantially all the property of Mid-America and its subsidiaries is subject to the lien of existing debt and/or credit agreements of Mid-America, Energy Resources and ICE.

Item 3.       LEGAL PROCEEDINGS
              -----------------

       In February 1998, Region V of the U.S. Environmental Protection Agency issued to Cleveland Thermal a Notice of Violation (NOV) under the Clean Air Act. The NOV alleged that particulate matter emissions from four of Cleveland Thermal's five boilers exceeded applicable limits on five dates during the period 1993 through 1996, and that the opacity limit was exceeded on one date in 1997 based on a visible emission reading. The alleged violations during the period 1993 through 1996 were .01-.02 lb/MMBtu above the applicable limit, and the visible emission rating was not statistically significant at 1.7-2.7% opacity above the applicable limit. On October 9, 1998, EPA Region V issued an Administrative Order to Cleveland Thermal. This Order requires Cleveland Thermal to conduct additional particulate emission testing and to submit additional engineering, maintenance and opacity information to Region V. The Order does not impose any fines or penalties upon Cleveland Thermal. It is Cleveland Thermal's belief that this Order concludes this matter.


Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            None

EXECUTIVE OFFICERS OF THE REGISTRANT AT FEBRUARY 23, 1999.

       Name, age (at December 31, 1998), and positions and offices held for the past five years:

                                                From                To
                                                ----                --
John R. Hodowal (53)
  Chairman of the Board and
    President of IPALCO                      May, 1989
  Chairman of the Board of IPL               February, 1990
  Chief Executive Officer of IPL             May, 1989

Ramon L. Humke (66)
  Vice Chairman of IPALCO                    May, 1991
  President and Chief Operating
    Officer of IPL                           February, 1990

John R. Brehm (45)
  Vice President and Treasurer
    of IPALCO                                May, 1989
  Senior Vice President - Finance of IPL     May, 1998
  Senior Vice President - Finance
    and Information Services of IPL          May, 1991            May, 1998

Stephen M. Powell (48)
  Senior Vice President -
    Energy Supply of IPL                     May, 1998
  Manager of Engineering and
    Production Services                      June, 1994           May, 1998

N. Stuart Grauel (54)
  Vice President - Public Affairs
    of IPALCO                                May, 1991

Bryan G. Tabler (55)
  Vice President -
    Secretary and General Counsel of IPALCO  January, 1995
  Senior Vice President -
    Secretary and General Counsel of IPL     January, 1995
  Partner, Barnes & Thornburg                January, 1979        October, 1994

Ralph E. Canter (42)
  Senior Vice President -
    Customer Services of IPL                 May, 1998
  Vice President-
    Steam Operations                         May, 1995            May, 1998
  Manager of Steam Operations                October, 1990        May, 1995

Paul S. Mannweiler (49)
  Senior Vice President -
    External Affairs of IPL                  January, 1997
  Partner, Locke Reynolds Boyd and Weisell   July, 1980           December,1996

Max Califar (45)
  Vice President - Human
    Resources of IPL                         December, 1992

Michael P. Holstein (41)
  Vice President - Strategic Business
        Initiatives of IPALCO                May, 1998
  Vice President - Corporate
    Strategy and Marketing                   April, 1996          May, 1998
  Corporate Strategies of IPL                July, 1995           April, 1996
  Senior Manager, Deloitte & Touche LLP      March, 1994          July, 1995
  Vice President, EDS/
     Energy Management Associates            April, 1984          March, 1994

Steven L. Meyer (40)
  Assistant Treasurer of IPALCO              May, 1993
  Treasurer of IPL                           December, 1992

Stephen J. Plunkett (50)
  Controller of IPALCO
    and IPL                                  May, 1991

                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------

        On February 23, 1999, the IPALCO Board of Directors (Board) authorized a two-for-one stock split of IPALCO's common stock issuable to shareholders of record on March 5, 1999. All references to share amounts of common stock and per share information have been restated to reflect the stock split (see Note 14 in the Notes to Consolidated Financial Statements).

        On November 24, 1998, IPALCO's Board authorized the repurchase of up to 6 million shares of IPALCO's common stock on the open market and in privately negotiated transactions. The repurchase program is intended to be completed as soon as possible, although the Board authorization for the program does not expire until December 31, 1999. As of December 31, 1998, IPALCO had repurchased 2,470,644 shares, which remain in Treasury stock. As of February 19, 1999, IPALCO had repurchased 4,864,562 shares, which remain in Treasury stock.

       During 1997, the Board approved the repurchase of 25,078,856 shares of IPALCO's common stock which remain in Treasury stock.

       At December 31, 1998, IPALCO had 19,580 holders of common stock of record (including shareholders whose shares are held in IPALCO PowerInvest, the Dividend Reinvestment and Direct Stock Purchase Plan of IPALCO Enterprises, Inc.). IPALCO's common stock is principally traded on the New York Stock Exchange and the Chicago Stock Exchange. The high and low sale prices for IPALCO's common stock during 1998 and 1997 as reported on the Composite Tape in The Wall Street Journal were as follows:

                            1998                             1997
                 --------------------------        -------------------------
                    High            Low               High           Low
                 Sale Price      Sale Price        Sale Price     Sale Price

First Quarter     $22 5/8         $19 15/16           $16 5/16      $13 1/4
Second Quarter     23 1/16        20  1/8              16            14 11/16
Third Quarter      23 7/8         20  3/4              17 1/4        15 7/16
Fourth Quarter     27 13/16       22  3/4              21 3/16       16 5/16

       The high and low sale prices for IPALCO's common stock reported on the Composite Tape in The Wall Street Journal for the period January 1, 1999, through February 19, 1999, were: High - $28 7/16, Low - $23 1/4.

     Quarterly dividends paid on the common stock, adjusted for the common stock split, during 1998 and 1997 were as follows:

                                          1998           1997
                                         ------          ------
        First Quarter                    $.125          $.185
        Second Quarter                    .1375          .125
        Third Quarter                     .1375          .125
        Fourth Quarter                    .1375          .125

        At its meeting on February 23, 1999, the Board declared a regular quarterly dividend on common stock of $.15 per share , payable April 15, 1999, to shareholders of record on March 30, 1999.


Dividend Restrictions
---------------------

       The following restrictions pertain to IPL but, to the extent that the dividends of IPALCO depend upon IPL earnings, may have an effect on IPALCO. So long as any of the several series of bonds of IPL issued under the Mortgage and Deed of Trust, dated as of May 1, 1940, as supplemented and modified, executed by IPL to American National Bank and Trust Company of Chicago, as Trustee, remain outstanding, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in Section 47 of such Mortgage, after December 31, 1939. The amount which these Mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 1998, exceeded retained earnings at that date. Such restrictions do not apply to the declaration or payment of dividends upon any shares of capital stock of any class to an amount in the aggregate not in excess of $1,107,155, or to the application to the purchase or redemption of any shares of capital stock of any class of amounts not to exceed in the aggregate the net proceeds received by IPL from the sale of any shares of its capital stock of any class subsequent to December 31, 1939. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment. The management of IPL believes these restrictions will not materially restrict anticipated dividends.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
        ------------------------------------


(In Thousands Except Per Share Amounts)           1998             1997             1996             1995             1994
---------------------------------------
                                              --------------   --------------   --------------   --------------  ---------------

Total utility operating revenues (1)          $     821,256    $     776,427    $     762,503    $     709,206   $      686,076
Utility operating income                            179,511          167,315          163,219          147,588          143,310
Allowance for funds used during
  construction                                        2,300            4,407            9,321           11,370            9,381
Income before cumulative effect of
  accounting change                                 130,119           95,699          114,275           98,778           92,994
Cumulative effect of accounting change (1)                -           18,347                -                -                -
Net income                                          130,119          114,046          114,275           98,778           92,994
Utility plant - net                               1,748,460        1,766,383        1,787,969        1,792,007        1,711,772
Total assets                                      2,118,945        2,155,558        2,182,701        2,230,029        2,099,361
Common shareholders' equity                         574,191          524,546          857,358          821,635          801,945
Cumulative preferred stock of subsidiary             59,135            9,135           51,898           51,898           51,898
Long-term debt (less current
  maturities and sinking
  fund requirements)                                907,974        1,032,846          662,591          698,600          665,971
Utility construction expenditures                    79,458           73,130           78,543          166,874          178,295
Nonutility construction expenditures                    975            1,569            4,187           34,745            9,402

BASIC EARNINGS PER SHARE (2) (3)
Income before cumulative effect of
  accounting change                                    1.45             1.00             1.00              .87              .82
Cumulative effect of accounting change (1)                -              .19                -                -                -
Net Income                                             1.45             1.19             1.00              .87              .82

DILUTED EARNINGS PER SHARE (2) (3)
Income before cumulative effect of
  accounting change                                    1.43              .99             1.00              .87              .82
Cumulative effect of accounting change (1)                -              .19                -                -                -
Net Income                                             1.43             1.18             1.00              .87              .82

Dividends declared per share of
  common stock  (3)                                     .55              .50              .74              .72              .71


See consolidated financial statements.

(1) In 1997, IPL adopted the unbilled revenues method of accounting for electricity and steam delivered during the period. Revenues are accrued for services provided but unbilled at the end of each month (see Note 3 in the Notes to Consolidated Financial Statements).
(2) See Note 6 in the Notes to Consolidated Financial Statements.
(3) Per share amounts have been adjusted to reflect the two-for-one common stock split to be issued in March 1999 (see Note 14 in the Notes to Consolidated
    Financial Statements).


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        -----------------------------------------------------------
          AND RESULTS OF OPERATIONS (INCLUDING ITEM 7A)
          ---------------------------------------------

       IPALCO Enterprises, Inc. (IPALCO) is a holding company incorporated under the laws of the state of Indiana. Indianapolis Power & Light Company (IPL) and Mid-America Capital Resources, Inc. (Mid-America) are subsidiaries of IPALCO Enterprises, Inc. (collectively referred to as Enterprises). Mid-America is the holding company for the unregulated activities of IPALCO. IPL represents the regulated subsidiary. Enterprises has two business segments (electric and "all other"). Steam and all subsidiaries other than IPL were combined in the "all other" category (See the Notes to Consolidated Financial Statements).

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), Enterprises is hereby filing cautionary statements identifying important factors that could cause Enterprises' actual results to differ materially from those projected in forward-looking statements of Enterprises. This Form 10-K, and particularly Management's Discussion and Analysis, contains forward-looking statements. The Reform Act defines forward-looking statements as statements that express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, future revenues, income, earnings per share or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause Enterprises' actual results to differ materially from those contained in forward-looking statements made by or on behalf of Enterprises. The words "anticipate," "believe," "estimate," "expect," "forecast," "project," "objective," and similar expressions are intended to identify forward-looking statements.

       Some important factors that could cause Enterprises' actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuations in customer growth and demand, weather, fuel and purchased power costs and availability, regulatory action, federal and state legislation, interest rates, labor strikes, maintenance and capital expenditures and local economic conditions. In addition, IPL's ability to have available an appropriate amount of production capacity in a timely manner can significantly impact IPL's financial performance. The timing of deregulation and competition, product development and introductions of technology changes are also important potential factors. Most of these factors affect Enterprises through its wholly-owned subsidiary, IPL.

       All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of Enterprises.

       Enterprises' ability to predict results or effects of issues related to the Year 2000 is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that contingency plans or remediation efforts will not operate as intended; Enterprises' failure to timely or completely identify all software, hardware or embedded chip devices requiring remediation; unexpected costs; and the uncertainty associated with the impact of Year 2000 issues on the utility industry and on Enterprises' customers, vendors and others with whom it does business. See "Year 2000" under the caption IPALCO ENTERPRISES CONSOLIDATED, "Other," for information about Enterprises' efforts.

LIQUIDITY AND CAPITAL RESOURCES

IPALCO
------

       On February 25, 1997, the Board of Directors (Board) of IPALCO approved a new financial strategy designed to maximize shareholder value and position it for an increasingly competitive business environment. The principal elements of the strategy include:

      A recapitalization of IPALCO to employ a higher degree of leverage in the capital structure while the electric utility industry is in a transition period between regulation and competition.

      A dividend policy guided by, among other factors, paying out 45% to 50% of the prior year's earnings (adjusted for one-time events).

      A target debt-to-capital ratio of 45%, which IPALCO believes can be achieved in 2002.

       Consistent with the strategy, during 1997, IPALCO purchased approximately
25.1 million shares, or about 21%, of its outstanding common stock. Such purchase was accomplished in a single transaction through a self-tender offer (1997 Tender Offer) at a price of $32 per share, resulting in a total transaction value of approximately $401 million. On November 24, 1998, IPALCO's Board authorized the purchase of up to 6 million additional shares of IPALCO's common stock on the open market and in privately negotiated transactions. IPALCO intends to complete this purchase program as soon as possible, although the Board authorization for the program does not expire until December 31, 1999. As of December 31, 1998, IPALCO had purchased approximately 2.5 million of the 6 million shares at a total cost of $65.6 million.

       The 1997 Tender Offer was financed with a $401 million revolving credit facility (revolver) which was issued in April 1997. By July 15, 1998, the outstanding balance under the revolver had been reduced to $234 million. At that time, IPALCO replaced the revolver with a commercial paper facility. The outstanding balance of the commercial paper facility at December 31, 1998, was $197 million. Enterprises believes such commercial paper balance will increase during early 1999 until it completes the remainder of its common stock open-market purchase program.

       As a result of the common stock and debt transactions enumerated above, Enterprises' debt-to-capital ratio increased from 42.6% at December 31, 1996, to 66.0% at December 31, 1997. At December 31, 1998, the debt-to-capital ratio was 59.0%. Enterprises believes its earnings and cash flow will be sufficient to allow it to retain earnings and reduce debt so that the target debt-to-capital ratio of 45% can be achieved in 2002. There can be no assurances, however, that such a target ratio can be achieved or that economic or industry factors will not make achieving such a ratio impractical or undesirable.

       Also consistent with its financial strategy, simultaneously with the announcement of the 1997 Tender Offer on February 25, 1997, IPALCO reduced its quarterly dividend from $.185 per share ($.74 annually) to $.125 per share ($.50 annually). On February 24, 1998, the Board increased the quarterly dividend to $.1375 per share ($.55 annually); and on February 23, 1999, the Board further increased the dividend to $.15 per share ($.60 annually).

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

       Sustaining investment grade debt ratings is a key element for having adequate liquidity and financial flexibility. As of December 31, 1998, IPALCO's corporate credit rating was A+ as rated by Standard & Poor's.

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

Voluntary Early Retirement and Separation Program
-------------------------------------------------

       During 1998, Enterprises offered a voluntary early retirement and separation program for certain individuals. Those eligible to participate in the program were selected by virtue of their positions or job classifications and because of the impact of efficiency improvements from new technologies. Enterprises provided 42 employees, who accepted the offer, a lump sum payment in the aggregate amount of $2.2 million.

Demand Side Management (DSM) Agreement
--------------------------------------

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

Authorized Annual Operating Income
----------------------------------

       During quarterly fuel adjustment clause proceedings, the annual jurisdictional operating income of IPL's electric business is subject to review. IPL's steam business is subject to annual fuel adjustment clause proceedings. Customer refunds could result if actual annual jurisdictional operating income exceeds levels authorized by the IURC (see Note 1 in the Notes to Consolidated Financial Statements). IPL does not anticipate any customer refunds to result from such reviews during 1999.

Elect Plan
----------

       During 1998, the IURC approved a plan that allows IPL to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service plans. Under the plan, eligible IPL customers may enter into written contracts for:

      Fixed Rate - Pay a guaranteed fixed rate per unit of consumption for up to three years.

      Green Power - Purchase  environmentally  friendly or "green" power.

       Additionally, residential customers may choose a "Sure Bill" option, paying the same bill each month for 12 months, regardless of how much electricity is used. Customers not choosing one of these options continue to receive electric service under existing tariffs. (See Item 1, BUSINESS, under the subheading "Retail Ratemaking.")

                        Competition and Industry Changes
                        --------------------------------

       In recent years, various forms of proposed industry-restructuring legislation and/or rulemakings have been introduced at the federal level and by some states. Generally, the intent of these initiatives is to encourage an increase in competition within the regulated electric utility industry. While federal rulemaking to date has addressed only the electric wholesale market, various state legislatures are considering or have enacted new laws impacting the retail energy markets within their respective states. A discussion of the legislative and regulatory initiatives most likely to affect IPL follows:

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

       IPL requested and was initially denied a waiver from compliance with Orders 888 and 889. On October 11, 1996, IPL was granted a stay by FERC, pending disposition of its request for rehearing. IPL requested a waiver because, among other reasons, the estimated costs of compliance are expected to exceed revenue derived from its transmission service for others. To date, FERC has not acted on IPL's request for rehearing.

Retail Energy Market
--------------------

       The legislatures of a few states have enacted, and many other states are considering, new laws that would allow various forms of competition for retail sales of electric energy. While each state proposal is different, most provide for some recovery of a utility's stranded costs and require an extended transition period before full competition is fully effective. Additionally, a few states have implemented pilot programs that experiment with allowing some form of customer choice of electricity suppliers.

       In Indiana, competition among electric energy providers for sales has focused primarily on the sale of bulk power to other public and municipal utilities. Indiana law provides for electricity suppliers to have exclusive retail service areas.

       In 1995, the Indiana General Assembly, anticipating increasing competitive forces in the regulated public utility industry, enacted I.C. 8-1-2.5, which enables the IURC to consider and approve, on an individual utility basis, utility-initiated proposals that the IURC decline to exercise jurisdiction over the whole or any part of the utility, or its retail energy service or both. The IPL Elect Plan was approved by the IURC under this law.

       During 1997, the Indiana General Assembly authorized a legislative study committee to assess the issue of electric utility competition and restructuring. A comprehensive restructuring bill was introduced in the Indiana Senate in 1998, but failed to pass. Another comprehensive restructuring bill, Senate Bill 648, has been submitted in 1999.

Enterprises' Position on Industry Deregulation
----------------------------------------------

       In general, the foregoing FERC wholesale and state-by-state retail initiatives are inconsistent with Enterprises' beliefs. Enterprises favors federal legislation to deregulate the industry for all companies and all customers across the country at the same time. Enterprises believes that customers, particularly residential and small businesses, are best served by the creation of large, diverse markets. Such markets enable the development of residential aggregators who can deliver the same benefits of volume purchasing to residential customers as are enjoyed by large industrial customers. Enterprises advocates a single, nondistance-based transmission access price over wide geographic areas to maximize competition; turning over transmission system operation to an independent system operator to avoid gamesmanship by incumbents who own both transmission and generation assets; rejecting the piecemeal opening of markets in favor of national access to all markets and rejecting recovery of "stranded costs" due to competition because such recovery would subsidize certain high-cost generators to the detriment of competition. Absent a comprehensive national approach, Enterprises believes state policy makers must recognize and make allowances for the distorted markets that will inevitably be created by state-by-state approaches. IPL does not support Senate Bill 648.

       There can be no assurance as to the outcome of the debate on electric utility industry restructuring. Enterprises intends to remain competitive in the face of increasing competition through maintaining its low cost structure and continuing to serve existing customers well, while accessing the wholesale market as it continues to open.

New Environmental Standards
---------------------------

       On July 16, 1997, the United States Environmental Protection Agency (EPA) promulgated final regulations which amended the National Ambient Air Quality Standards by introducing standards for fine particulate matter and creating new ozone standards. On October 27, 1998, the EPA issued a final rule calling for Indiana, along with 22 other jurisdictions in the eastern third of the United States, to impose more stringent limits on emission of nitrogen oxides from fossil-fuel fired steam electric generators, such as those operated by Enterprises. Because power plants emit nitrogen oxides, as well as certain air pollutants that could contribute to the formation of fine particulate matter, there is a possibility that existing IPL sources will be required to be retrofitted with additional air pollution controls in the future. Numerous entities, including eight states, Enterprises and scores of other electric utilities, have challenged EPA's 1998 rule on nitrogen oxides in the United States Court of Appeals. Due to these uncertainties, it is not presently possible to predict the effects of these standards on Enterprises.

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

       Sustaining investment grade debt ratings is also a key element for having adequate liquidity and financial flexibility. As of December 31, 1998, IPL's senior secured debt was rated AA- by Standard & Poor's, Aa2 by Moody's Investor Services and AA by Duff & Phelps, and IPL's commercial paper was rated A-1+ by Standard & Poor's and P-1 by Moody's Investor Services. IPL expects to be able to maintain investment grade debt ratings into the foreseeable future.

       IPL has no long-term debt that matures during 1999. However, other existing higher-rate debt may be refinanced depending upon market conditions.

       On January 13, 1998, IPL issued $50 million of Cumulative Preferred Stock with a rate of 5.65%. The stock will be redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL.

       During the next five years, IPL is forecasted to meet its cash requirements without any additional permanent financing. Cash flows from operations and temporary short-term borrowings are forecasted to provide the funds required for IPL's construction program. See the following section for discussion of the construction program.

                               Future Performance
                               ------------------

       Traditionally, retail KWH sales, after adjustments for weather variations, have grown in close correlation with growth in service territory economic activity. During the past 10 years, IPL's retail KWH sales have grown at a compound annual rate of 2.1%, while the Indianapolis economy grew at an annual rate of 2.3%. The Indianapolis economy is expected to grow at an annual rate of 2.4% for 1999 through 2003.

       IPL's wholesale KWH sales doubled in 1998 over the level achieved in 1997. As IPL's retail sales grow, the amount of generating capacity available for wholesale sales is more limited. Moreover, IPL plans to perform overhaul maintenance on more megawatts of generating capacity in 1999 than in 1998, which further reduces the amount of generating capacity available for wholesale sales. The ability to sell power in the highly competitive wholesale market is also highly dependent on market conditions. IPL is unable to predict, with any degree of certainty, the level of wholesale sales that may be achieved in 1999.

       Operating and maintenance expenses were $423.3 million in 1998. These expenses in 1999 will be influenced by the level of KWH generation, generating unit availability and overhaul costs, expected increased purchased power costs (see Note 13 in the Notes to Consolidated Financial Statements), cost control programs and inflation.

       IPL's construction program for the three-year period 1999-2001 is estimated to cost $259.5 million including AFUDC. The estimated cost of the program by year (in millions) is $96.2 in 1999, $95.6 in 2000 and $67.7 in 2001. It includes $147.8 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting distribution. The construction program includes $26.5 million for construction of a 100-megawatt combustion turbine expected to be in service by 2001.


                                      Other
                                      -----

Cumulative Effect of Accounting Change
--------------------------------------

       On December 31, 1997, effective January 1, 1997, IPL adopted the unbilled revenues method of accounting for all electric and steam sales to more closely match revenues with expenses. Under this method, IPL accrues revenues for all electric and steam energy delivered to customers during the period, whether billed or not. Previously, IPL recognized these revenues only as customers were billed, with the service rendered after monthly meter reading dates through the end of a calendar month recognized as operating revenues in the following month. The cumulative effect of this change in accounting method as of January 1, 1997, net of taxes, was a one-time income increase of $18.3 million ($.19 per common share) and was reported as a separate component of net income for 1997. This accounting change does not impact IPL's cash flow or liquidity (see Note 3 of the Notes to Consolidated Financial Statements for additional information concerning this accounting change).

Preferred Stock, Debt Issuance and Dividend Restrictions
--------------------------------------------------------

       Restrictions on IPL's ability to issue certain securities or pay cash dividends are contained in its Mortgage and Deed of Trust (Mortgage) and its Amended Articles of Incorporation (Articles). The Articles require that the net income of IPL, as specified therein, be at least one and one-half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding, and any proposed, preferred stock before any additional preferred stock is issued. The Mortgage requires that net earnings as calculated thereunder be two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. Based on IPL's net earnings for the 12 months ended December 31, 1998, the ratios under the Articles and the Mortgage are 5.09 and 11.62, respectively (see Note 6 in the Notes to Consolidated Financial Statements). IPL believes these requirements will not restrict any anticipated future financings or cash dividend payments. At December 31, 1998, and considering all existing restrictions, IPL had the capacity to issue approximately $1.1 billion of additional long-term debt.


MID-AMERICA
-----------

                              Nature of Operations
                              --------------------

        Mid-America, the holding company for the unregulated activities of Enterprises, has as subsidiaries Mid-America Energy Resources, Inc. (Energy Resources), Indianapolis Campus Energy, Inc. (ICE), Cleveland Thermal Energy Corporation (Cleveland Thermal) and Cleveland District Cooling Corporation (Cleveland Cooling), which jointly do business as Cleveland Energy Resources, and Store Heat and Produce Energy, Inc., which conducts business as SHAPE Energy Resources (SHAPE) and was 80% owned as of December 31, 1998. Energy Resources owns and operates a fully subscribed district cooling system in downtown Indianapolis, Indiana. ICE provides chilled water to the Lilly Technology Center located near downtown Indianapolis. Cleveland Thermal owns and operates a district heating system in Cleveland, Ohio. Cleveland Cooling owns and operates a district cooling system in Cleveland. SHAPE's operations became inactive during 1998.

                       Capital and Financing Requirements
                       ----------------------------------

       Total capital requirements of Mid-America and its subsidiaries, including funds needed for construction and maturing debt obligations, are estimated to be $2.7 million, $2.5 million and $3.7 million during the next three years. The cash requirements of Mid-America subsidiaries are expected to be funded by Mid-America from its existing liquid assets, future cash flows from its operations and from temporary short-term borrowings.

        During 1997, Energy Resources, a subsidiary of Mid-America, issued $50 million of long-term notes payable.

       In 1997, Enterprises initiated a plan to sell, during 1998, two subsidiaries of Mid-America, Cleveland Thermal and Cleveland Cooling (collectively referred to as CER) and ceased recording depreciation. During the third quarter of 1998, Enterprises determined that it was not probable that CER would be sold during 1998. Enterprises continues to have the ability to remove the assets from operations. Enterprises resumed depreciation on the CER assets during September 1998. Enterprises' plan currently anticipates disposal of CER in 1999.

IPALCO ENTERPRISES CONSOLIDATED
-------------------------------


                 Market Risk Sensitive Instruments and Positions
                 -----------------------------------------------

       The primary market risk to which Enterprises is exposed is related to interest rate risk. Enterprises uses long-term debt as a primary source of capital in its business. A portion of this debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for Enterprises' long-term fixed-rate debt and its other types of long-term debt at December 31, 1998:

                                                   Expected Maturity Date
                                                                                                       Fair
(Dollars in Millions)               1999    2000     2001     2002     2003  Thereafter   Total        Value
---------------------------------------------------------------------------------------------------------------
Long-term debt
Fixed rate                          $1.4    $2.4     $3.3     $3.4     $3.8     $539.7     $554.0      $595.8
  Average rate                      7.9%    7.9%     7.9%     7.9%     7.9%     6.9%       6.9%
Variable                            -       -        -        -        -        $159.3     $159.3      $159.3
  Average rate                      -       -        -        -        -        4.0%       4.0%
Recapitalization debt               -       $36.6    $80.2    $80.2    -        -          $197.0      $197.0
  Average rate                      -       6.7%     6.7%     6.7%     -        -          6.7%


       To manage Enterprises' exposure to fluctuations in interest rates and to lower funding costs, Enterprises constantly evaluates the use of, and has entered into, interest rate swaps. Under these swaps, Enterprises or its subsidiaries agree with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on an agreed notional amount. This interest differential paid or received is recognized in the consolidated statements of income as a component of interest expense.

       At December 31, 1998, IPALCO had an interest rate swap agreement outstanding with a notional amount of $250 million, of which the notional amount decreases $25 million each quarter. Enterprises has agreed to pay a fixed rate of 6.3575% and receive a floating rate based on applicable LIBOR.

       At December 31, 1998, IPL had an interest rate swap agreement with a notional amount of $40 million, which expires in January 2023. IPL agrees to pay interest at a fixed rate of 5.21% to a swap counter party and receive a variable rate based on the tax-exempt weekly rate.

                                      Other
                                      -----

Year 2000
---------

       Enterprises is potentially subject to operational problems associated with the inability of various computer hardware, software and devices containing embedded chips to properly process the year change from 1999 to 2000. Such problems could conceivably affect Enterprises' ability to deliver electricity, steam or chilled water to its customers, as well as Enterprises' internal operations such as billing or payroll functions. Further, Year 2000 problems experienced by other entities, over which Enterprises has no control, such as certain suppliers or other electric utilities with which Enterprises is interconnected, could adversely affect Enterprises' operations.

       In 1997, Enterprises established a Year 2000 Committee. Enterprises currently manages the Year 2000 project through two employee committees, the Compliance Testing Committee and the Contingency Planning Committee, each headed by corporate officers. Each of those committees reports to a Year 2000 Steering Committee composed of officers. The Year 2000 Steering Committee reports to the Office of the Chairman, who reports to the Board of Directors. Enterprises has a formal Year 2000 Plan approved by the Board of Directors.

       The IURC has ordered all Indiana public utilities, including Enterprises, to "use their best efforts to identify their mission critical operations and conduct an inventory of all electronic devices that may be affected by date processing logic, assess the status of these devices, take steps to correct problems in the devices and test the devices to determine compliance" in order to be "Year 2000 ready."

       The Compliance Testing Committee is engaged in inventorying, reviewing, analyzing, correcting and testing computer-related systems and embedded chip devices. The Contingency Planning Committee is in the process of assessing various operating scenarios associated with potential Year 2000 problems and formulating plans by which to operate Enterprises in the event of such problems. Both the Compliance Testing Committee and the Contingency Planning Committee are concentrating first on systems critical to the continuity of Enterprises' business. Non-critical systems have lower priorities in terms of committee efforts.

       Enterprises is participating in an Electric Power Research Institute program on the Year 2000 issue, as well as the North American Electric Reliability Council system readiness assessments.

       Enterprises' Year 2000 Plan includes attention to its generating facilities, energy management systems, telecommunications systems, substation control and protection systems, transmission and distribution systems, business information systems, financial systems and business partners. It includes efforts, such as assessing Year 2000 risks to computer hardware, software and embedded systems; identifying options and solutions; evaluating solutions; repairing, upgrading and replacing systems; testing systems; and contingency planning.

State of Readiness

A. Identification and Assessment

       The Compliance Testing Committee is coordinating and reviewing the enterprise-wide use of information technology and assessing potential Year 2000 problems. That effort involves making an inventory of applications and systems and evaluating exposures associated with, for example, vendor-provided software and hardware, Enterprises-developed software, and various devices containing embedded chips. The Committee is also in contact with vendors to determine product compliance and vendors' timeframes for compliance. Computer systems being reviewed include hardware, machine microcode and firmware, operating systems, generic applications software, billing software, communications software and financial software.

       The Compliance Testing Committee continues to assess computer systems and embedded chip devices related to Enterprises':

      Electricity  generating stations and plants producing steam and/or chilled water;
      Energy management systems;
      Substation controls, system protection, and transmission and distribution systems;
      Telecommunications systems; and
      Business information systems.

       The identification, inventory and assessment phases for critical systems are now essentially complete.

B. Remediation and Testing

       The Compliance Testing Committee is coordinating, modifying or replacing legacy systems which may not be Year 2000 compliant. Enterprises is in the process of replacing most of its key financial software applications. Although that project was not specifically initiated as a Year 2000 effort, it will coincidentally result in replacement of non-compliant software.

       The Compliance Testing Committee is also engaged in establishing and operating appropriate testing environments to determine, to the extent possible, the Year 2000 compliance of existing systems and/or devices and the compliance of replacement or upgraded systems and devices. Enterprises may employ one or more of the following techniques: component tests, simulations, outside testing, vendor verifications or upgrades or change-outs. Some devices or systems, such as satellite communication links, may not be susceptible to testing, in which cases Enterprises must rely on the service providers' verifications.

       Enterprises has inquired of its suppliers and vendors of software, computer-related equipment, devices and services about Year 2000 compliance. Some provided the required information and/or assurances and some did not.

       Enterprises' operations could be adversely affected by Year 2000-related failures of other companies, such as telecommunication providers, that supply Enterprises with mission-critical services. Similarly, Year 2000 failures of other utilities with which Enterprises is interconnected could adversely affect Enterprises' ability to deliver services to its customers.

       Enterprises currently expects to complete the remediation and testing phases for critical systems by the end of the second quarter 1999 and estimates that it is now approximately 65% complete.

Costs to Address Enterprises' Year 2000 Issues

       Not including the cost of replacing Enterprises' business software, a project not initiated specifically for Year 2000 reasons but which will provide Year 2000 benefits through replacing non-compliant software, Enterprises currently estimates that its costs of the phases of identification, assessment, remediation and testing may be approximately $4.2 million which Enterprises believes is not material to its results of operations, liquidity and financial condition. Of that figure, Enterprises has currently expended approximately $1.2 million. A substantial proportion of the costs of remediation are associated with functional areas of Enterprises other than Information Services. Enterprises currently estimates that its cost of contingency planning efforts may be approximately $1.5 million.

Risks of Enterprises' Year 2000 Issues

       In light of the numerous computer-related systems and embedded chip devices present in business and production equipment used by a utility, and the interdependent nature of control systems, a large number of potential Year 2000 failure scenarios exist, potentially involving Enterprises' internal functions
(such as billing), as well as its chilled water, steam and electricity generation and distribution functions. Consequences could conceivably range from essentially no operational problems to a massive disruption of chilled water, steam and electric service lasting for a significant period of time. Further, since Enterprises does not stand alone but is electrically interconnected with other utilities across a substantial portion of the nation, even if Enterprises experiences no significant Year 2000 problems associated with its own equipment, its ability to deliver electricity could be adversely affected by Year 2000 failures experienced by other interconnected utilities. Enterprises currently expects to experience at least some, hopefully minor, problems associated with Year 2000. Some particularly bleak yet conceivable Year 2000 failure scenarios could be material to Enterprises' results of operations.

       There are both external and internal risks associated with Year 2000 that could affect Enterprises' chilled water, steam and electricity generation, transmission and distribution operations. Potential internal risk factors include, but are not limited to, increased risk of generator trips, inability to start or restart generators, increased risk of transmission facility trips, loss of energy management systems, loss of Company-owned voice/data communications, system protection (relay) failures resulting in cascading outages or facility damage, failure of load-shedding controls to operate properly, failure of load management systems to operate properly, loss of or incorrect critical operating data, failure of environmental control systems, loss of distribution systems or failure of voltage control devices to operate properly. Occurrences of those internal problems, alone or in combination, could result in varying effects on Enterprises' operations.

       External risk factors include, but are not limited to, loss of customer load, uncharacteristic load patterns, loss of leased communication facilities, failure of delivery systems to maintain supplies of fuel and severe or cold weather. Occurrences of various of those events, alone or in combination, could result in varying effects on Enterprises.

       Particularly with respect to responding to contingencies that might occur, unavailability of skilled labor could exacerbate Year 2000 problems. The current collective bargaining agreement between IPL and the International Brotherhood of Electrical Workers, the union representing IPL's production, distribution, construction and maintenance employees, expires on December 13, 1999. That union rejected a proposed one-year extension of the collective bargaining agreement that was proposed by management so that negotiations would not occur near the end of calendar year 1999.

       Enterprises' insurance policies, including policies for liability and property damage, currently expire, are up for renewal or have anniversary dates during 1999. Enterprises currently expects that, in line with a general trend in the insurance industry, insurance policies purchased or renewed during 1999 may exclude coverage of Year 2000 events or certain elements of damage potentially flowing therefrom.

       In light of the many adverse conditions that could happen to Enterprises associated with Year 2000, along with the speculation that some or many of them may not happen, it is extremely difficult to hypothesize a most reasonably likely worst case Year 2000 scenario with any degree of certainty. With that in mind, Enterprises currently believes the most reasonably likely worst case scenario would be the temporary loss of one or more generation units resulting in interruptions of power to Enterprises' customers. Enterprises does not believe that the worst case scenario will occur and, should it occur, Enterprises believes that the consequences of that scenario, with regard to either costs of repair or lost revenues, are not likely to have a material effect on Enterprises' results of operations, liquidity and financial condition.

Enterprises' Contingency Plans

         The Contingency Planning Committee is engaged in reviewing hypothetical scenarios involving various system or device failures and preparing plans by which to operate Enterprises in the event those failures occur. Enterprises' contingency planning efforts are not yet complete, but are underway within the scope of an overall outline. Enterprises' contingency planning involves the phases of plan development, testing, execution and recovery after Year 2000 events. As with compliance testing, contingency planning touches essentially every area of Enterprises' operations, as well as interactions with interconnected utilities, customers, critical vendors and emergency and other governmental authorities.

       The planning phase attempts to identify and evaluate potential impacts on business operations, life, property, and the environment; develop emergency plans including establishing procedures for mitigation of failures and evaluate contingency planning being done on systems that interface with Enterprises' systems; identify dates of action for various contingencies; establish responsibility and authority for various response efforts; and establish and perform a training program with respect to responding to contingencies, including practicing and testing the contingency plans and coordinating the efforts with governmental functions.

       Contingency planning may include consideration of potential interruptions in the supply chain or transportation of critical fuel, water, chemicals, material supplies etc., and acquisition of appropriate extra supplies, as well as potential failures of or other problems associated with the interconnected electricity grid. Similarly, consideration may be given to cooperative arrangements with other utilities in the event that Year 2000 problems impact the supply of skilled labor to effect remediation actions. Enterprises' existing disaster recovery plans may form bases for some Year 2000 contingency plans.

       In the testing phase, various drills may be conducted to test the plan's effectiveness. Modifications may be made where testing indicates a need. In the execution phase, Enterprises will operate its contingency plans in response to events actually occurring.

       After Year 2000 events, if any, Enterprises will execute its post-event contingency plans as required. It will test its system functions, review the results, restore and restart systems, and notify appropriate authorities of the resolution of problems.

Cash Flows
----------

       Additional information regarding Enterprises' historical cash flows from operations, investing and financing for the past three years, including the capital expenditures of IPL and Mid-America, are disclosed in the Statements of Consolidated Cash Flows and in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

       The  following   discussion   pertains  to  the  consolidated   financial
statements of IPALCO Enterprises, Inc.

       All per share information presented herein has been restated to reflect the March 1999 common stock split on a retroactive basis (see Note 14 in the Notes to Consolidated Financial Statements).

       Diluted earnings per share during 1998 were $1.43, or $.25 above the $1.18 attained in 1997. Diluted earnings per share during 1997 were $1.18, or $.18 above the $1.00 attained in 1996. The following discussion highlights the factors contributing to these results.

       The 1998 earnings per share were affected by a pretax gain of $12.5 million ($7.8 million, net of tax or $.09 per share) resulting from the liquidation and termination of an agreement to purchase power (see Note 13 in the Notes to Consolidated Financial Statements).

       The weighted average shares used to calculate diluted earnings per share for both 1998 and 1997 were substantially affected by the April 1997 purchase by IPALCO of approximately 25.1 million shares (approximately 21%) of its outstanding common stock. Other factors influencing 1997 diluted earnings per share include: (1) a one-time cumulative effect adjustment of $18.3 million, net of taxes ($.19 per share) resulting from IPL's change to the unbilled revenue method of accounting; (2) a charge of $32 million ($20.8 million, net of tax or $.22 per share) to write down the carrying values of Cleveland Thermal and Cleveland Cooling; and (3) a $5.7 million gain ($3.5 million, net of taxes or $.04 per share) from the sale of a retired IPL plant site (see Notes 2 and 3 in the Notes to Consolidated Financial Statements).

Utility Operating Revenues
--------------------------

       Operating revenues in 1998 and 1997 increased from the prior year by $44.8 million and $13.9 million, respectively. The increases in revenues resulted from the following:

                                                     Increase (Decrease)
                                                     -------------------
                                              1998 over 1997    1997 over 1996
                                              --------------    --------------
                                                    (Millions of Dollars)
Electric:
     Increase in retail basic rates               $   -            $  12.7
     Change in retail KWH sales - net of fuel        14.5             (7.4)
     Fuel revenue                                     3.5             (4.7)
     Wholesale revenue                               28.0              8.6
     DSM tracker revenue                              1.3              1.3
Steam revenue                                        (2.9)              .6
Other revenue                                          .4              2.8
                                                   ------           ------
     Total change in operating revenues            $ 44.8           $ 13.9
                                                   ======           ======

       The increase in retail KWH sales in 1998 reflects economic growth in Indianapolis and an increase in cooling degree days during the summer partially offset by a decrease in heating degree days during the mild winter of 1998. The increase in retail basic rates in 1997 is the result of new tariffs, effective July 1, 1996, designed to produce additional annual base revenues of $25 million. The decrease in retail KWH sales in 1997 reflects a decrease in cooling and heating degree days in 1997, compared to 1996, due to milder weather. In both years, total KWH sales, including wholesale KWH sales, increased. Actual and percentage changes in electric customers and in heating and cooling degree days for these periods are as follows:

                                                Increase (Decrease)
                                                -------------------
                                        1998 over 1997       1997 over 1996
                                        --------------       --------------

Electric Residential Customers          5,257      1.4%       4,657      1.3%
Commercial & Industrial Customers       1,169      2.6%       1,048      2.4%

Heating Degree Days                    (1,261)   (22.2)%       (203)    (3.4)%
Cooling Degree Days                       381     43.8%        (121)   (12.2)%

       The changes in fuel revenues in 1998 and 1997 from the prior year reflect differences in fuel costs billed to customers. Wholesale sales were $51.1 million, $23.1 million and $14.5 million for 1998, 1997 and 1996, respectively. The increases in wholesale revenues in 1998 and 1997 reflect increased wholesale marketing efforts and energy requirements of other utilities in those years. The increases in other revenues represent increased service revenues.

Utility Operating Expenses
--------------------------

       Fuel expense increased in 1998 by $16.5 million and only slightly in 1997 from the prior years. The increases were primarily due to increased total KWH sales.

       Other operating expenses in 1998 and 1997 increased from the prior year by $12.3 million and by $6.1 million, respectively. The increase in 1998 was partially due to increased administrative and general expenses of $7.7 million. This increase was due to payments for the voluntary early retirement and separation program as well as increased outside services and increased labor costs. Electric distribution expenses increased $1.7 million and production expenses increased $1.5 million during 1998. The increase in 1997 was primarily due to increased administrative and general expense of $6.0 million resulting from increased outside services and labor costs. Also contributing to the 1997 increase was increased amortization of DSM program expenses of $2.3 million partially offset by decreased expense at the production plants.

       Power purchased decreased by $.7 million and $10.5 million during 1998 and 1997, respectively, compared to the prior periods. The decrease in 1998 was due to decreased demand charges partially offset by increased purchases of KWH. The 1997 decrease was primarily due to reduced demand charges as a result of a new power purchase contract.

       Purchased steam decreased during 1998 and 1997 primarily due to decreased therms purchased from an independent resource recovery system located within the city of Indianapolis.

       Maintenance expenses decreased by $3.2 million during 1998 and increased by $8.9 million during 1997. The decrease in 1998 was primarily due to decreased overhaul expenses. The increase in 1997 was primarily due to an overhaul of Unit 3 at Petersburg, as well as repairs to Unit 7 at the Stout plant.

       Taxes other than income taxes increased $2.0 million during 1998 while decreasing $.3 million in 1997. The increase in 1998 was due to increased property taxes, gross income taxes and employment taxes. The decrease in 1997 was due to decreased property and gross income taxes.

       Income taxes - net increased in both 1998 and 1997 from the prior years by $6.9 million and $5.1 million, respectively. These changes reflect increases in pretax operating income.

Other Income And Deductions
---------------------------

       Allowance for equity funds used during construction decreased $2.1 million and $2.5 million during 1998 and 1997, respectively. In mid 1997, the amortization of deferred carrying charges on a plant asset ended, contributing to the decreases in both 1998 and 1997. Also contributing to the 1997 variance were decreased carrying charges on other regulatory assets of $1.2 million.

       Other - net, which includes the pretax income before interest charges of operations other than IPL, as well as pre-tax non-operating income from IPL, decreased by $5.1 million during 1998 and increased by $10.2 million during 1997, as compared to the prior years. The decrease in 1998 was due primarily to the non-recurring gain from the sale of a retired IPL plant site in 1997 and a charitable contribution by IPALCO of $3.0 million in 1998. The increase during 1997 was due to a $5.7 million pretax gain from the sale of the retired IPL plant site, and a $4.5 million increase in the pretax income before interest charges of IPALCO's non-utility operations.

       During 1998, a gain from the liquidation and termination of an agreement to purchase power was recognized by IPL in the amount of $12.5 million before taxes.

       The provision for impairment of nonutility property during 1997 reflects a charge of $32 million to write down the carrying values of Cleveland Thermal and Cleveland Cooling (see Note 2 in the Notes to Consolidated Financial Statements).

Interest and Other Charges
--------------------------

       Interest on long-term debt increased by $.1 million and $15.3 million in 1998 and 1997, respectively. The increase during 1997 was primarily due to interest expense of $17.1 million by the IPALCO holding company for the recapitalization debt facility. Also contributing to the 1997 increase was an increase in interest expense at Mid-America of $2.6 million related to a $50 million long-term note issued in 1997, partially offset by a decrease in long-term interest expense of $4.6 million at IPL due to the retirement of debt in late 1996 and early 1997.

       Other interest charges decreased by $.7 million and $2.4 million during 1998 and 1997, respectively. The decreases were primarily due to decreased short-term debt borrowings and decreased interest on tax assessments.

       As compared to the prior year, the allowance for borrowed funds used during construction decreased in 1997 by $2.4 million due to a decreased construction base for that period.

       Amortization of redemption premiums and expenses on debt - net increased in 1998 and 1997 compared to the previous periods. The increase during 1998 was due to a full year of amortization of the costs associated with debt issued during 1997. The increase during 1997 was a result of costs associated with the early retirement of IPL's $50 million, 9 5/8% Series in December 1996, as well as the amortization of costs associated with IPALCO's debt used to finance the 1997 stock repurchase.

       Preferred stock transaction costs increased $1.7 million during 1998 and decreased $2.1 million during 1997 as compared to the prior periods. Both of these variances reflect the gain during 1997 of $1.7 million from the retirement of preferred stock.

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

New Accounting Pronouncement
----------------------------

       The Financial Accounting Standards Board has issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," that Enterprises will be required to adopt in 2000 (see Note 1 in the Notes to Consolidated Financial Statements for further discussion).

 Item 8.      CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              --------------------------------------------------------



                          INDEPENDENT AUDITORS' REPORT
                          ============================


To the Shareholders and Board of Directors of IPALCO Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the related statements of consolidated income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPALCO Enterprises, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the Consolidated Financial Statements, in 1997 the Company changed its method of accounting for unbilled revenue.



DELOITTE & TOUCHE LLP

Indianapolis, Indiana
January 22, 1999
(February 23, 1999 as to Note 14)

                                   IPALCO ENTERPRISES, INC. AND SUBSIDIARIES

                                       Statements of Consolidated Income
                             For the Years Ended December 31, 1998, 1997 and 1996
----------------------------------------------------------------------------------------------------------------

                                                                       1998            1997             1996
----------------------------------------------------------------------------------------------------------------
                                                                     (In Thousands Except Per Share Amounts)
UTILITY OPERATING REVENUES (Notes 3 and 10):
  Electric                                                        $    785,835    $     738,134    $    724,764
  Steam                                                                 35,421           38,293          37,739
                                                                  -------------   --------------   -------------
    Total operating revenues                                           821,256          776,427         762,503
                                                                  -------------   --------------   -------------

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                               181,036          164,578         164,339
    Other                                                              155,610          143,311         137,192
  Power purchased                                                        7,170            7,833          18,365
  Purchased steam                                                        5,968            7,075           7,240
  Maintenance                                                           73,501           76,679          67,768
  Depreciation and amortization                                        103,223          103,230         102,769
  Taxes other than income taxes                                         35,047           33,071          33,363
  Income taxes - net (Note 9)                                           80,190           73,335          68,248
                                                                  -------------   --------------   -------------
    Total operating expenses                                           641,745          609,112         599,284
                                                                  -------------   --------------   -------------
UTILITY OPERATING INCOME                                               179,511          167,315         163,219
                                                                  -------------   --------------   -------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                    1,389            3,462           5,967
  Other - net                                                           (2,995)           2,140          (8,056)
  Gain on termination of agreement (Note 13)                            12,500                -               -
  Provision for impairment of nonutility property (Note 2)                   -          (32,000)              -
  Income taxes - net (Note 9)                                            5,231           19,004           3,645
                                                                  -------------   --------------   -------------
    Total other income and (deductions) - net                           16,125           (7,394)          1,556
                                                                  -------------   --------------   -------------
INCOME BEFORE INTEREST AND OTHER CHARGES                               195,636          159,921         164,775
                                                                  -------------   --------------   -------------

INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                            60,489           60,385          45,110
  Other interest                                                         1,071            1,799           4,202
  Allowance for borrowed funds used during construction                   (911)            (945)         (3,354)
  Amortization of redemption premiums and expenses on
    debt - net                                                           2,062            1,903           1,360
  Preferred stock transactions                                           2,806            1,080           3,182
                                                                  -------------   --------------   -------------
    Total interest and other charges - net                              65,517           64,222          50,500
                                                                  -------------   --------------   -------------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                    130,119           95,699         114,275

CUMULATIVE EFFECT OF ACCOUNTING CHANGE-
  NET OF TAXES (Note 3)                                                      -           18,347               -
                                                                  -------------   --------------   -------------

NET INCOME                                                        $    130,119    $     114,046    $    114,275
                                                                  =============   ==============   =============

BASIC EARNINGS PER SHARE (Notes 6 and 14):

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                           $       1.45    $        1.00    $       1.00
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 3)                              -              .19               -
                                                                  -------------   --------------   -------------

NET INCOME                                                        $       1.45    $        1.19    $       1.00
                                                                  =============   ==============   =============

DILUTED EARNINGS PER SHARE (Notes 6 and 14):

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                           $       1.43    $         .99    $       1.00
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 3)                              -              .19               -
                                                                  -------------   --------------   -------------

NET INCOME                                                        $       1.43    $        1.18    $       1.00
                                                                  =============   ==============   =============
See notes to consolidated financial statements.

                                       IPALCO ENTERPRISES, INC. and SUBSIDIARIES

                                              Consolidated Balance Sheets
                                               December 31, 1998 and 1997
-------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                1998                     1997
-------------------------------------------------------------------------------------------------------------------------

                                                                                             (In Thousands)

UTILITY PLANT:
  Utility plant in service (Note 2)                                             $     2,859,899          $     2,800,446
  Less accumulated depreciation                                                       1,202,356                1,121,317
                                                                                ----------------         ----------------
      Utility plant in service - net                                                  1,657,543                1,679,129
  Construction work in progress                                                          80,198                   77,030
  Property held for future use                                                           10,719                   10,224
                                                                                ----------------         ----------------
        Utility plant - net                                                           1,748,460                1,766,383
                                                                                ----------------         ----------------



OTHER ASSETS:
  Nonutility property (Note 2)                                                           91,319                   90,344
  Less accumulated depreciation                                                          19,485                   17,479
                                                                                ----------------         ----------------
      Nonutility property - net                                                          71,834                   72,865
  Other investments                                                                      12,234                   13,023
                                                                                ----------------         ----------------
        Other assets - net                                                               84,068                   85,888
                                                                                ----------------         ----------------



CURRENT ASSETS:
  Cash and cash equivalents                                                               9,075                   17,293
  Accounts receivable and unbilled revenue (less allowance for doubtful
    accounts - 1998, $1,212,000 and 1997, $1,202,000) (Note 3)                           39,702                   47,033
  Fuel - at average cost                                                                 39,147                   35,257
  Materials and supplies - at average cost                                               48,624                   48,416
  Tax refund receivable                                                                   9,647                    4,829
  Prepayments and other current assets                                                    4,678                    4,271
                                                                                ----------------         ----------------
        Total current assets                                                            150,873                  157,099
                                                                                ----------------         ----------------



DEFERRED DEBITS:
  Regulatory assets (Note 5)                                                            116,801                  126,784
  Miscellaneous                                                                          18,743                   19,404
                                                                                ----------------         ----------------
        Total deferred debits                                                           135,544                  146,188
                                                                                ----------------         ----------------

      TOTAL                                                                     $     2,118,945          $     2,155,558
                                                                                ================         ================

See notes to consolidated financial statements.

-----------------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES                                                       1998                     1997
-----------------------------------------------------------------------------------------------------------------------
                                                                                            (In Thousands)

CAPITALIZATION:
  Common shareholders' equity (Note 6):
    Common stock, no par, authorized - 580,000,000 shares,
      116,412,526 issued and 88,863,026 outstanding in 1998,
      114,378,544 shares issued and 89,299,688 outstanding in 1997 (Note 14)   $       434,681         $       395,851
    Unearned compensation - restricted stock                                            (5,384)                 (1,583)
    Premium on 4% cumulative preferred stock                                               649                     649
    Retained earnings                                                                  612,941                 532,730
    Treasury stock, at cost                                                           (468,696)               (403,101)
                                                                               ----------------        ----------------
      Total common shareholders' equity                                                574,191                 524,546
  Cumulative preferred stock of subsidiary (Note 6)                                     59,135                   9,135
  Long-term debt (Notes 2 and 7)                                                       907,974               1,032,846
                                                                               ----------------        ----------------
        Total capitalization                                                         1,541,300               1,566,527
                                                                               ----------------        ----------------



CURRENT LIABILITIES:
  Notes payable - banks and commercial paper (Note 8)                                   25,200                  33,700
  Current maturities and sinking fund requirements (Note 7)                              1,425                   3,094
  Accounts payable and accrued expenses                                                 71,835                  66,105
  Dividends payable                                                                     13,392                  11,523
  Taxes accrued                                                                         20,723                  22,126
  Interest accrued                                                                      14,376                  15,493
  Other current liabilities                                                             13,731                  12,555
                                                                               ----------------        ----------------
        Total current liabilities                                                      160,682                 164,596
                                                                               ----------------        ----------------



DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Deferred income taxes - net (Note 9)                                                 318,327                 314,869
  Unamortized investment tax credit                                                     41,993                  44,783
  Accrued postretirement benefits (Note 11)                                             10,768                  17,144
  Accrued pension benefits (Note 11)                                                    39,953                  39,821
  Miscellaneous                                                                          5,922                   7,818
                                                                               ----------------        ----------------
        Total deferred credits and other long-term liabilities                         416,963                 424,435
                                                                               ----------------        ----------------

COMMITMENTS AND CONTINGENCIES (Note 12)

        TOTAL                                                                  $     2,118,945         $     2,155,558
                                                                               ================        ================
See notes to consolidated financial statements.

                                          IPALCO ENTERPRISES, INC. and SUBSIDIARIES

                                            Statements of Consolidated Cash Flows
                                    For the Years Ended December 31, 1998, 1997 and 1996
------------------------------------------------------------------------------------------------------------------------------

                                                                                   1998              1997             1996
------------------------------------------------------------------------------------------------------------------------------
                                                                                               (In Thousands)
CASH FLOWS FROM OPERATIONS:
  Net income                                                                 $     130,119     $     114,046    $     114,275
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                  102,977           103,841          102,677
    Amortization of regulatory assets                                               11,507            15,405           17,680
    Deferred income taxes and investment tax credit adjustments - net               (2,056)            3,533            3,145
    Allowance for funds used during construction                                    (2,300)           (4,407)          (9,321)
    Cumulative effect of accounting change - before taxes (Note 3)                       -           (29,915)               -
    Provision for impairment of nonutility property (Note 2)                             -            32,000                -
    Premiums on redemptions of debt                                                      -                 -           (3,128)
    Change in certain assets and liabilities:
      Accounts receivable - excluding cumulative effect
         of accounting change                                                        7,331            (6,019)          47,974
      Fuel, materials and supplies                                                  (4,098)             (321)           4,503
      Accounts payable and accrued expenses                                          5,730             3,883          (19,762)
      Taxes accrued                                                                 (1,403)           (1,033)           1,934
      Accrued pension benefits                                                         132             2,538            5,449
      Other - net                                                                  (15,271)           (4,729)         (18,285)
                                                                             --------------    --------------   --------------
Net cash provided by operating activities                                          232,668           228,822          247,141
                                                                             --------------    --------------   --------------

CASH FLOWS FROM INVESTING:
  Proceeds from maturities of marketable securities                                      -                 -            3,810
  Construction expenditures - utility                                              (79,458)          (73,130)         (78,543)
  Construction expenditures - nonutility                                              (975)           (1,569)          (4,187)
  Other                                                                              3,932            (6,566)         (16,607)
                                                                             --------------    --------------   --------------
Net cash used in investing activities                                              (76,501)          (81,265)         (95,527)
                                                                             --------------    --------------   --------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                       271,500           451,300           37,600
  Issuance of preferred stock (Note 6)                                              50,000                 -                -
  Retirement of long-term debt                                                    (398,094)          (89,250)         (79,900)
  Reacquired common stock (Note 6)                                                 (65,595)         (403,101)               -
  Preferred stock redemptions (Note 6)                                                   -           (41,814)               -
  Short-term debt - net                                                             (8,500)          (12,300)         (23,122)
  Common dividends paid                                                            (48,235)          (57,653)         (83,629)
  Issuance of common stock related to incentive compensation plans                  29,869             4,089            4,560
  Other                                                                              4,670              (852)             640
                                                                             --------------    --------------   --------------
Net cash used in financing activities                                             (164,385)         (149,581)        (143,851)
                                                                             --------------    --------------   --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (8,218)           (2,024)           7,763
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      17,293            19,317           11,554
                                                                             --------------    --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $       9,075     $      17,293    $      19,317
                                                                             ==============    ==============   ==============

------------------------------------------------------------------------------------------------------------------------------
Supplemental  disclosures  of cash flow  information:  Cash paid during the year for:
    Interest (net of amount capitalized)                                     $      62,381     $      59,761    $      47,857
                                                                             ==============    ==============   ==============
    Income taxes                                                             $      82,067     $      63,915    $      64,650
                                                                             ==============    ==============   ==============
See notes to consolidated financial statements.


                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES

             Statements of Consolidated Common Shareholders' Equity
              For the Years Ended December 31, 1998, 1997 and 1996
-----------------------------------------------------------------------------------------------------------------------------------


                                           Common Stock
                                           Outstanding                         Premium on 4%
                                      ------------------------    Unearned      Cumulative    Retained    Treasury
                                       Shares          Amount   Compensation  Preferred Stock Earnings      Stock           Total

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    (In Thousands)

Balance at January 1, 1996              113,604    $ 385,032    $  (1,168)     $   1,363   $ 436,408                    $  821,635
  Net income                                                                                 114,275                       114,275
  Cash dividends declared
    ($.74 per share)                                                                         (84,286)                      (84,286)
  Amortization of restricted stock                                  1,210                                                    1,210
  Post-split fractional shares               (2)         (36)                                                                  (36)
  Exercise of stock options                 454        4,560                                                                 4,560
  Restricted stock grants                    14          410         (410)                                                       0
                                      ----------   ----------   ----------       --------   ----------                  ------------
Balance at December 31, 1996            114,070      389,966         (368)         1,363     466,397                       857,358
  Net income                                                                                 114,046                       114,046
  Cash dividends declared
    ($.50 per share)                                                                         (47,713)                      (47,713)
  Amortization of restricted stock                                    581                                                      581
  Reacquired Common Stock (Note 6)      (25,078)                                                         $  (403,101)     (403,101)
  Reacquired and retired
     Preferred Stock                                                                (714)                                     (714)
  Exercise of stock options                 306        4,089                                                                 4,089
  Restricted stock grants                     2        1,796       (1,796)                                                       0
                                      ----------   ----------   ----------      ---------   ----------     ----------   -----------
Balance at December 31, 1997             89,300      395,851       (1,583)           649     532,730        (403,101)      524,546
  Net income                                                                                 130,119                       130,119
  Cash dividends declared
    ($.55 per share)                                                                         (49,418)                      (49,418)
  Subsidiary capital stock expense                                                              (490)                         (490)
  Amortization of restricted stock                                  5,160                                                    5,160
  Reacquired Common Stock (Note 6)       (2,472)                                                             (65,595)      (65,595)
  Exercise of stock options               1,724       29,869                                                                29,869
  Forfeiture of restricted stock            (29)        (619)         619                                                        0
  Restricted stock grants                   340        9,580       (9,580)                                                       0
                                      ----------   ----------   ----------      ---------   ----------   ------------   -----------

Balance at December 31, 1998             88,863    $ 434,681    $  (5,384)      $    649    $612,941     $  (468,696)   $  574,191
                                      ==========   ==========   ==========      =========   =========    ============   ===========


See notes to consolidated financial statements.

Per share amounts and the number of shares have been adjusted to reflect the two-for-one stock split as described in Note 14 in the Notes to Consolidated
Financial Statements.


                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                    =========================================
                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation: IPALCO Enterprises, Inc. (IPALCO) owns all of the outstanding common stock of its subsidiaries (collectively referred to as Enterprises). The consolidated financial statements include the accounts of IPALCO, its regulated utility subsidiary, Indianapolis Power & Light Company
(IPL), and its unregulated subsidiary, Mid-America Capital Resources, Inc. (Mid-America). Mid-America conducts its businesses through various wholly-owned subsidiaries, including Mid-America Energy Resources, Inc. (Energy Resources), Indianapolis Campus Energy, Inc. (ICE), Cleveland Thermal Energy Corporation (Cleveland Thermal) and Cleveland District Cooling Corporation (Cleveland Cooling). All significant intercompany items have been eliminated in consolidation.

       The operating components of all subsidiaries other than IPL that had revenue of $33.4 million, $33.0 million and $33.6 million for 1998, 1997 and 1996, respectively, are included under the captions OTHER INCOME AND (DEDUCTIONS), "Other-net" and "Income taxes-net" and INTEREST AND OTHER CHARGES, "Interest on long-term debt," "Other Interest" and "Amortization of redemption premiums and expenses on debt-net" in the Statements of Consolidated Income.

       Nature of Operations: IPL is engaged principally in providing electric and steam service to the Indianapolis metropolitan area. Mid-America operates energy-related businesses in Indianapolis, Indiana and Cleveland, Ohio.

       Concentrations of Risk: Substantially all of Enterprises' business activity is with customers located within the Indianapolis area. In addition, approximately 64% of Enterprises' employees are covered by collective bargaining agreements. In December 1999, the contract of approximately 75% of those employees covered by collective bargaining agreements will expire.

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

       A fuel adjustment charge provision, which is established after public hearing, is applicable to most of the rate schedules of IPL and permits the billing or crediting of estimated fuel costs above or below the levels included in such rate schedules. Actual fuel costs in excess of or under estimated fuel costs billed are deferred or accrued, respectively.

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

       Effective July 1, 1996, IPL's authorized annual jurisdictional electric net operating income, for purposes of quarterly operating income tests, is $163 million, as established in an IURC order dated August 24, 1995. This level will be maintained until changed by an IURC order. During 1998, IPL's rolling annual jurisdictional electric operating income was less than the authorized annual operating income at each of the quarterly measurement dates (January, April, July and October). At October 31, 1998, IPL's most recent quarterly measurement date, IPL had a cumulative net operating deficiency of $65.4 million, of which $14.7 million expires at varying amounts during the period ending September 1, 2000. The operating deficiency is calculated by summing the 20 most recent quarterly measurement period annual results. As a consequence, IPL could, for a period of time, earn above $163 million of electric net operating income without being required to make a customer refund.

       Through the date of IPL's next general electric rate order, IPL is required to file upward and downward adjustments in fuel cost credits and charges on a quarterly basis, based on changes in the cost of fuel, irrespective of its level of earnings.

       Pursuant to an order of the IURC, IPL's authorized annual steam net operating income is $6.2 million, plus any cumulative annual underearnings occurring during the five-year period subsequent to the implementation of the new rate tariffs. During 1998, IPL's annual jurisdictional steam operating income was less than the authorized annual operating income at the January 31, 1998, measurement date.

       Allowance For Funds Used During Construction: In accordance with the prescribed uniform system of accounts, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 9.7%, 9.1% and 7.3% during 1998, 1997 and 1996, respectively.

       Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items that are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts plus removal costs, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.5% during 1998 and 1997 and 3.4% during 1996. Depreciation expense for 1997 and 1996 included adjustments to spare parts inventory of $0.6 million and $4.5 million, respectively, resulting from recognition of the impairment in value of excess spare parts.

       Nonutility property is recorded at cost, and depreciation is calculated using the straight-line method over the estimated service lives of the related property (see Note 2). Nonutility depreciation expense was $2.7 million, $4.4 million and $4.5 million for 1998, 1997 and 1996, respectively.

       Sale of Accounts Receivable: IPL has sold, on a revolving basis, an undivided percentage interest in $50 million of its accounts receivable.

       Regulatory Assets: Regulatory assets represent deferred costs that have been, or that are expected to be, included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC. Specific regulatory assets are disclosed in Note 5. As of December 31, 1998, all nontax-related regulatory assets have been included as allowable costs in orders of the IURC (see Note 10). IPL is amortizing such regulatory assets to expense over periods authorized by these orders.
Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax related amounts are paid.

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

       Derivatives: Enterprises has only limited involvement with derivative financial instruments and does not use them for trading purposes. Enterprises entered into interest rate swap agreements as a means of managing the interest rate exposure on certain of its debt facilities. These interest rate swaps are accounted for under the accrual method. Under this method, the differential to be paid or received on the interest rate swap agreement is recognized over the life of the agreement in interest expense. Changes in market value of interest swaps accounted for under the accrual method are not reflected in the accompanying financial statements.

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

       Cash and Cash Equivalents: Enterprises considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

       Employee Benefit Plans: Substantially all employees of IPALCO and IPL are covered by a defined benefit pension plan, a defined contribution plan and a group benefits plan.

       The defined benefit pension plan is noncontributory and is funded through two trusts. Additionally, a select group of management employees of IPALCO and IPL are covered under a funded supplemental retirement plan. Collectively, these two plans are referred to as the Plans. Benefits are based on each individual employee's years of service and compensation. IPL's funding policy is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes.

       The defined contribution plan is sponsored by IPL as the Employees' Thrift Plan of Indianapolis Power & Light Company (Thrift Plan). Employees elect to make contributions to the Thrift Plan based on a percentage of their annual base compensation. Each employee's contribution is matched in amounts up to, but not exceeding, 4% of the employee's annual base compensation. Employer contributions to the Thrift Plan were $3.5 million, $3.3 million and $3.4 million in 1998, 1997 and 1996, respectively.

       The group benefits plan is sponsored by IPL and provides certain health-care and life insurance benefits to active employees and employees who retire from active service on or after attaining age 55 and have rendered at least 10 years of service. The postretirement benefit obligations of this plan are funded through a Voluntary Employee Beneficiary Association (VEBA) Trust. IPL's policy is to fund the annual actuarially determined postretirement benefit cost.

       New Accounting Pronouncements: In 1998, Enterprises adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Comprehensive Income," which requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. The adoption of SFAS 130 had no impact on Enterprises' financial position or results of operations.

       In 1998, Enterprises adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." In accordance with the terms of SFAS 131, Enterprises has two business segments (electric and "all other"). Adoption of this standard had no impact on Enterprises' financial position, results of operations or cash flows. Steam operations of IPL and all subsidiaries other than IPL were combined in the "all other" category. Pretax operating income for the electric segment was $255.4 million, $233.0 million and $224.8 million and for the "all other" segment was $6.6 million, $7.4 million and $2.9 million in 1998, 1997 and 1996, respectively. Steam operations of IPL are included in the caption UTILITY OPERATING INCOME. All other operating components of all other subsidiaries other than IPL are included in the caption "Other-net".

       SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends of the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of the new standard on the consolidated financial statements.

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

       Earnings per Share: All references to earnings per share in the Notes to the Consolidated Financial Statements represent fully diluted earnings per share.

       Reclassifications: Certain amounts from prior years' consolidated financial statements have been reclassified to conform to the current year presentation.


2.  PLANT IN SERVICE AND OTHER PROPERTY

       Utility Plant in Service
       ------------------------

       The original cost of utility plant in service at December 31, segregated by functional classifications, follows:
                                                  1998                1997
--------------------------------------------------------------------------------
                                                       (In Thousands)

Production.................................     $1,716,786         $1,687,190
Transmission...............................        238,453            237,547
Distribution...............................        761,296            743,251
General  ..................................        143,364            132,458
                                               -----------       ------------
         Total utility plant in service....     $2,859,899         $2,800,446
                                                ==========         ==========

       Included above is steam plant in service of $107.4 million and $103.2 million for 1998 and 1997, respectively. Substantially all of IPL's property is subject to the lien of the indentures securing IPL's First Mortgage Bonds.

       In 1997, IPL retired and sold its C.C. Perry W plant site, including land and improvements, to the state of Indiana White River State Park Commission at an approximate pretax net gain of $5.7 million included under the caption OTHER INCOME AND (DEDUCTIONS), "Other - net".

       Nonutility Property
       -------------------

       The original cost of nonutility property at December 31 follows:

                                                    1998               1997
-----------------------------------------------------------------------------
                                                         (In Thousands)

District Cooling..........................        $  80,777         $  79,165
District Heating..........................            7,672             7,977
General  .................................            2,870             3,202
                                                  ---------         ---------
         Total nonutility property........         $ 91,319         $  90,344
                                                  =========         =========

       Substantially all the District Cooling and Heating property is subject to the lien of existing debt and/or credit agreements.

       In  1997,   Enterprises  initiated  a  plan  to  sell  during  1998, two
subsidiaries  of  Mid-America,   Cleveland  Thermal and Cleveland Cooling
(collectively referred to as CER) and ceased recording depreciation. Based on fair market value estimates, Enterprises recorded a charge of $32 million during 1997 to write down the carrying amounts of these businesses to estimated fair value less cost to sell. The charge was included in Enterprises' OTHER INCOME AND (DEDUCTIONS), for the year ended December 31, 1997. During 1998, it was determined that it was not probable that CER would be sold during 1998. Due to the delay in disposal, depreciation was resumed on the CER assets during September 1998. Enterprises continues to have the ability to remove the assets from operations and anticipates disposal of CER in 1999. Excluding the charge described above, these businesses contributed a net loss of $1.5 million, $2.5 million and $1.7 million in 1998, 1997 and 1996, respectively.


3.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

       In December 1997, IPL changed its method of accounting (retroactive to January 1, 1997) to record revenues of all electricity and steam delivered during the period. Prior to 1997, IPL recognized revenues on a cycle basis as meters were read. The new accounting method more accurately reports revenues in the period in which electricity and steam is used by customers. The cumulative effect of the change in accounting at January 1, 1997, was $18.3 million (net of income taxes of $11.2 million and other taxes of $.4 million) or $.19 per share. The change had the effect of decreasing 1997 income before cumulative effect of the accounting change by $1.9 million (net of taxes) or $.02 per share.

       If this method had been applied retroactively, net income would have been $112.1 million ($.98 per share) for the year ended December 31, 1996.

4.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       The estimated fair value of financial instruments has been determined by Enterprises using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Enterprises could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have an effect on the estimated fair value amounts.

       Cash and Cash Equivalents: The carrying amount approximates fair value due to the short maturity of these instruments.

       Long-Term   Debt,   Including   Current   Maturities   and  Sinking  Fund
Requirements: Interest rates that are currently available to Enterprises for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The variable rate debt has been included at the face amount for both carrying amount and fair value. The fair values of the interest rate swap agreements of Enterprises have been estimated to be $(9.7) million and $(5.9) million at December 31, 1998 and 1997, respectively. These amounts represent what Enterprises would have to pay to enter into equivalent agreements with a swap counter party. The fair value of the debt outstanding has been determined on the basis of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 1998, and 1997, the consolidated carrying amount of Enterprises' long-term debt, including current maturities and sinking fund requirements, and the approximate fair value are as follows:

                                                   1998               1997
  ---------------------------------------------------------------------------
                                                       (In Thousands)

    Carrying amount                              $909,399          $1,035,940
    Approximate fair value                        952,121           1,066,354


5.  REGULATORY ASSETS

       The amounts of regulatory assets at December 31 are as follows:

                                                          1998          1997
------------------------------------------------------------------------------
                                                            (In Thousands)

Related to deferred taxes (Note 1)                     $  46,823     $  44,099
Postretirement benefit costs in excess of cash
   payments and amounts capitalized (Note 11)             10,720        17,152
Unamortized reacquisition premium on debt (Note 1)        22,301        23,751
Unamortized Petersburg Unit 4 carrying charges
   and certain other costs (Note 1)                       29,174        30,228
Demand side management costs (Note 10)                     7,783        10,308
Other                                                          -         1,246
                                                       ---------     ---------
      Total regulatory assets                          $ 116,801     $ 126,784
                                                       =========     =========

6.  CAPITAL STOCK

       Stock Repurchases: In 1997, IPALCO conducted a "Dutch Auction" self-tender offer and purchased 25,078,856 shares of common stock at a total cost of $403.1 million. During 1998, IPALCO's Board authorized the repurchase of up to 6 million additional shares on the open market and in privately negotiated transactions. As of December 31, 1998, 2,470,644 shares have been repurchased as part of this new repurchase plan at a cost of $65.6 million.

       Common Stock: IPALCO has a Rights Agreement, amended and restated as of April 28, 1998, that is designed to protect IPALCO's shareholders against unsolicited attempts to acquire control of IPALCO that do not offer what the Board believes is a fair and adequate price to all shareholders. The Board declared a dividend of one Right for each share of common stock to shareholders of record on July 11, 1990. The Rights will expire at the time of redemption or exchange, or on April 28, 2008, whichever occurs earliest. At this time, the Rights are attached to and trade with the common stock. The Rights are not taxable to shareholders or to IPALCO, and they do not affect reported earnings per share. Under the Rights Agreement, IPALCO has authorized and reserved 120 million shares for issuance.

       The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                          For the Year Ended December 31,
                                          -------------------------------
                                      1998               1997            1996
                                      ----               ----            ----
                                                   (In Thousands)

Weighted average common shares        89,979            95,884          113,849
Dilutive effect of stock options       1,298               571              233
                                      ------            ------          -------
Weighted average common
   and incremental shares             91,277            96,455          114,082
                                      ======            ======          =======

       IPALCO PowerInvest, IPALCO's Dividend Reinvestment and Direct Stock Purchase Plan, allows participants to purchase shares of common stock and to reinvest dividends. The plan provides that such shares may be purchased on the open market or directly from IPALCO at the option of IPALCO. IPALCO is authorized to issue approximately 2.6 million additional shares as of December 31, 1998, pursuant to this plan. All purchases in 1998 were made on the open market.

       Under the Thrift Plan, shares may be purchased either on the open market or, if available, as original issue shares directly from IPALCO. There were approximately 3.6 million additional shares available for issue under the Thrift Plan as of December 31, 1998. All purchases in 1998 were made on the open market.

         IPALCO is authorized to issue 62,748 additional shares of common stock pursuant to the Energy Resources 401(k) plan. All purchases in 1998 were made on the open market.

         On May 21, 1997, the IPALCO Enterprises, Inc. 1997 Stock Option Plan (1997 Plan) for officers and other key employees was approved by the shareholders of IPALCO. Four million shares of common stock were authorized for issuance under the 1997 Plan. As of December 31, 1998, 1,685,500 shares were available for future grants. The maximum period for exercising an option may not exceed 10 years and one day after the grant, provided however, that the incentive stock options shall have terms not in excess of 10 years.

       IPALCO has an existing stock option plan (1990 Plan) for key employees under which options to acquire shares of common stock may be granted. Three million shares of common stock were authorized for issuance under the 1990 Plan although no shares are available for future grants. The maximum period for exercising an option may not exceed 10 years and one day after grant or 10 years for incentive stock options.

       The 1991 Directors' Stock Option Plan (1991 Plan) provides to the non-employee Directors of IPALCO options to acquire shares of common stock. These options are exercisable for the period beginning on the six-month anniversary of, and ending on the 10-year anniversary of, the grant date. Under the 1991 Plan, 750,000 shares of common stock were authorized for issuance and 180,000 are available for future grants.

       A summary of options issued under all plans is as follows:

                                              Weighted Average          Range of Option          Number of
                                               Price per Share          Price per Share            Shares
----------------------------------------------------------------------------------------------------------------
Outstanding, January 1, 1996..................    $  11.37             $ 8.416 -$12.686          2,410,500
  Granted.....................................       12.63                       12.625             90,000
  Exercised...................................        8.51               8.416 - 12.665           (453,360)
                                                                                                 ----------
Outstanding, December 31, 1996................       12.06               8.416 - 12.686          2,047,140
  Granted.....................................       15.69                       15.688          2,265,000
  Granted.....................................       15.25                       15.25              84,000
  Exercised...................................       12.03               8.416 - 15.688           (305,464)
                                                                                                 ----------
Outstanding, December 31, 1997................       14.14               8.416 - 15.688          4,090,676
  Granted.....................................       21.03                       21.03             150,000
  Granted.....................................       20.35                       20.345             30,000
  Granted.....................................       21.67                       21.67              72,000
  Exercised...................................       14.16               8.416 - 15.688         (1,724,378)
                                                                                                 ----------
Outstanding, December 31, 1998................       14.80               8.416 - 21.67           2,618,298
                                                                                                 ==========

       The number of shares exercisable at December 31, 1998, 1997 and 1996 were: 2,558,298, 4,090,676, and 2,047,140, respectively, with a weighted average exercise price of $14.65, $14.14 and $12.06, respectively. The weighted average remaining contractual life of the options outstanding at December 31, 1998, 1997 and 1996 was 7.0 years, 7.7 years and 6.3 years, respectively.

       IPALCO has a Long-Term Performance and Restricted Stock Incentive Plan (1995 Plan). Pursuant to the 1995 Plan, 1.2 million shares of common stock of IPALCO have been authorized and reserved for issuance, and initial awards of
174,608 shares of restricted common stock were made to participating employees on January 1, 1995. On January 1, 1997 and 1996, an additional 3,256 and 14,638 shares, respectively, were issued to reflect the addition of new participants. Under the 1995 Plan, shares of restricted common stock with value equal to a stated percentage of participants' base salary are initially awarded at the beginning of a three-year performance period, subject to adjustment to reflect the participants' actual base salary. The shares remain restricted and nontransferable throughout each three-year performance period, vesting in one-third increments in each of the three years following the end of the performance period. The first performance period was from January 1, 1995, to December 31, 1997. At the end of a performance period, awards are subject to adjustment to reflect Enterprises' performance compared to peer companies under two performance criteria, cost-effective service and total return to shareholders. Depending on Enterprises' performance under these criteria, final awards may range from 200% of the initial awards to zero. On January 5, 1998, an additional 18,864 shares were issued to reflect participants' actual base salaries. On January 15, 1998, the final performance evaluation was performed, resulting in final awards of 200% of the initial awards with one-third of the total vesting (147,480 shares). Participants may choose from one of four payout options for vested shares, including partial cash payout. Of the vested shares, 67,438 were paid out in the form of stock. During 1998, an additional 24,218 shares vested. An additional one-third of the awards vested (115,104 shares) on January 1, 1999, of which 38,158 shares were paid out in the form of stock.

       On January 27, 1998, the Board of Directors amended the Long-Term Performance and Restricted Stock Incentive Plan (1998 Plan). Pursuant to the 1998 Plan, an additional 1.8 million shares of common stock of IPALCO have been authorized and reserved for issuance, for a total of 3 million shares. Initial awards of 225,382 shares of restricted common stock were made to participating employees on January 27, 1998. During 1998, 19,826 shares of restricted stock were canceled. On January 4, 1999, an additional 15,572 shares were issued to reflect the addition of new participants. Awards are made on established targets for the participants to reflect the participants' actual base salary. The shares remain restricted and nontransferable throughout each three-year performance period, vesting in one-third increments in each of the three years following the end of the performance period. At the end of a performance period, awards are subject to adjustment to reflect Enterprises' performance compared to companies in the S&P 500 Index with regard to cumulative total return to shareholders during the three-year performance period. Depending on Enterprises' performance, final awards may range from 400% of the initial awards to zero.

       APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock-based plans have been applied by Enterprises. No compensation cost has been recognized for the 1990, 1991 and 1997 option plans because the stock option exercise price is equal to the fair value of the underlying common stock at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS 123, "Accounting for Stock-Based Compensation," Enterprises' net income for the year ended December 31, 1998, would have decreased from $130.1 million ($1.43 per share) to the pro forma amount of $129.6 million ($1.42 per share). Enterprises' net income and earnings per share for the similar period in 1997 would have decreased from $114.0 million ($1.18 per share) to the pro forma amount of $110.4 million ($1.15 per share). Enterprises' net income and earnings per share for the similar period in 1996 would have decreased from $114.3 million ($1.00 per share) to the pro forma amount of $114.2 million ($1.00 per share). Enterprises estimated the SFAS 123 fair values by utilizing the binomial options pricing model with the following assumptions: dividend yields of 2.5% to 6.9%, risk-free rates of 6.4% to 6.9%, volatility of 12% to 13% and expected lives of five years.

        Compensation expense of $3.1 million, $3.4 million and $1.2 million for 1998, 1997 and 1996, respectively, as measured by the market value of the common stock at the balance sheet date, has been recognized in accordance with the vesting period for the 1995 Plan. Compensation expense of $2.0 million has been recognized in accordance with the vesting period for the 1998 Plan.

       Restrictions on the payment of cash dividends or other distributions of IPL common stock held by IPALCO and on the purchase or redemption of such shares by IPL are contained in the indentures securing IPL's First Mortgage Bonds. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL's preferred stock have been paid or declared and set apart for payment. All of IPL's retained earnings at December 31, 1998, were free of such restrictions. There are no other restrictions on the retained earnings of IPALCO.

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

       During 1997, IPALCO purchased 252,675 shares of IPL's $100 par value Cumulative Preferred Stock pursuant to the terms of a tender offer. All tendered shares subsequently were purchased from IPALCO by IPL at cost and canceled. Also during 1997, IPL authorized the redemption of an additional 174,957 shares of its $100 par value Cumulative Preferred Stock.

       On January 13, 1998, IPL issued the 5.65% Preferred Series which is redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL.

At December 31, preferred stock consisted of the following:

                                       December 31, 1998
                                       -----------------
                                       Shares       Call          December 31
                                     Outstanding    Price       1998       1997
                                     ----------- ----------    ------     ------
                                                                 (In Thousands)
Cumulative $100 Par Value,
     authorized 2,000,000 shares

     4% Series......................     47,611    $118.00      $4,761    $4,761
     4.2% Series....................     19,331     103.00       1,933     1,933
     4.6% Series....................      2,481     103.00         248       248
     4.8% Series....................     21,930     101.00       2,193     2,193
     5.65% Series...................    500,000          -      50,000        -
                                        -------                -------   -------

Total cumulative preferred stock        591,353                $59,135   $ 9,135
                                        =======                =======   =======

        During 1998, 1997 and 1996, preferred stock dividends were $3.1 million, $2.8 million and $3.2 million, respectively.

7.  LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                          December 31,
                                                                          ------------
                                                                       1998           1997
                                                                       ----           ----
      Series                  Due                                        (In Thousands)
      ------                  ---
IPL First Mortgage Bonds:
    6.05%             February 2004...........................     $  80,000       $  80,000
    8%                October 2006............................        58,800          58,800
    7 3/8%            August 2007.............................        80,000          80,000
    6.10% *           January 2016............................        41,850          41,850
    5.40% *           August 2017.............................        24,650          24,650
    7.45%             August 2019.............................        23,500          23,500
    5.50% *           October 2023............................        30,000          30,000
    7.05%             February 2024...........................       100,000         100,000
    6 5/8% *          December 2024...........................        40,000          40,000
Unamortized discount - net....................................          (907)           (960)
                                                                   ---------      ----------
    Total first mortgage bonds................................       477,893         477,840

IPL Variable Series Notes *
    1991              August 2021.............................        40,000          40,000
    1994A             December 2024...........................        20,000          20,000
    1995B             January 2023 ...........................        40,000          40,000
    1995C             December 2029 ..........................        30,000          30,000
    1996              November 2029 ..........................        20,000          20,000
                                                                   ---------      ----------
Total long-term debt - IPL....................................       627,893         627,840
                                                                   ---------      ----------

Long-Term Debt - Other:
    Energy Resources - 7.25% note, due December 2011..........         9,500           9,500
    Energy Resources - variable note, due September 2030......         9,300           9,300
    ICE - 7.59 % note, due February 2016 .....................        16,000          16,000
    IPALCO Enterprises, Inc. credit facilities................       197,000         323,000
    Energy Resources - 8.03% notes payable, due June 2012 ....        49,406          50,000
    SHAPE -7.50% notes payable, due January 1999 .............           300             300
Current maturities............................................        (1,425)         (3,094)
                                                                   ---------      -----------
    Total long-term debt - other..............................       280,081         405,006
                                                                   ---------      ----------

    Total long-term debt......................................     $ 907,974      $1,032,846
                                                                   =========      ==========

* Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.

       IPL redeemed the $11.25 million, 5 5/8% Series in May 1997.

       The IPL Series 1991 note provides for an interest rate that varies with the tax-exempt commercial paper rate. The IPL 1994A, 1995B, 1995C and 1996 notes provide for an interest rate which varies with the tax-exempt weekly rate. IPL, at its option, can change the interest rate mode for these notes to be based on other short-term rates. Additionally, the IPL variable rate notes can be converted into long-term fixed interest rate instruments by the issuance of an IPL First Mortgage Bond. The notes are classified as long-term liabilities because IPL maintains long-term credit facilities supporting these agreements, which were unused at December 31, 1998. Energy Resources' 1995 variable long-term note due 2030 was issued to the Indiana Development Finance Authority and bears interest that varies with the tax-exempt weekly rate.

       IPALCO's Revolving Credit Facility (Revolver) was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common stock. During 1998, IPALCO replaced the Revolver with commercial paper by repaying the outstanding balance of $234 million on the Revolver through the issuance of $230 million in commercial paper and a cash payment of $4 million. The Revolver currently has no outstanding balance but is available for future borrowings. According to the credit agreement, IPALCO could borrow up to $240.6 million until March 31, 2000, at which point the funds available decrease to $160.4 million. The final step down is for the available borrowings to decrease to $80.2 million on March 31, 2001, and will remain available until March 31, 2002.

       The year-end interest rates for the variable rate notes are as follows:

                                     Interest Rate at
                                        December 31,
                                   1998              1997
------------------------------------------------------------

Series 1991                        3.48%             3.78%
Series 1994A                       3.56%             3.75%
Series 1995B                       5.21%             5.21%
Series 1995C                       3.54%             3.75%
Series 1996                        3.54%             3.75%
Energy Resources
  variable note                    3.65%             4.17%
IPALCO credit facilities           6.65%             6.65%

       In conjunction with the issuance of the 1995B note, IPL entered into an interest rate swap agreement. Pursuant to the swap agreement, IPL will pay interest at a fixed rate of 5.21% to a swap counter party and will receive a variable rate of interest in return, which is identical to the variable rate payment made on the 1995B note. The result is to effectively establish a fixed rate of interest on the 1995B note of 5.21%. The interest rate swap agreement is accounted for on a settlement basis. IPL is exposed to credit loss in the event of nonperformance by the counterparty for the net interest differential when floating rates exceed the fixed maximum rate. However, IPL does not anticipate nonperformance by the counterparty.

       In conjunction with the issuance of the Revolver, IPALCO entered into an interest rate swap agreement which fixed the interest rate on $300 million of the Revolver. Pursuant to the swap agreement which matures April 1, 2001, IPALCO will pay interest at a fixed rate of 6.3575% to a swap counter party and will receive a variable rate of interest in return based on one month LIBOR. Per the swap agreement, in July 1998, the amount covered by the swap began decreasing $25 million each quarter. The notional amount of the swap at December 31, 1998, was $250 million. This interest rate swap agreement is accounted for on a settlement basis. This interest rate swap is designated as a hedge of the IPALCO commercial paper facility and other variable rate debt instruments. IPALCO is exposed to credit loss in the event of nonperformance by the counterparty for the net interest differential when floating rates exceed the fixed maximum rate. However, IPALCO does not anticipate nonperformance by the counterparty.




       Maturities on long-term debt for the five years subsequent to December 31, 1998, are as follows:

                                           Maturities
                                           ----------
                           Year                                Amount
                                                           (In Thousands)

                           1999...........................     $  1,425
                           2000...........................       38,982
                           2001...........................       83,477
                           2002...........................       83,650
                           2003...........................        3,761

8.  LINES OF CREDIT

       IPL has committed lines of credit with banks of $75 million at December 31, 1998, to provide loans for interim financing that require the payment of commitment fees. These lines of credit, based on separate agreements, have expiration dates ranging from February 1, 1999, to December 31, 1999. No lines of credit were required to support commercial paper at December 31, 1998. IPL has a Liquidity facility in the amount of $150 million to support certain floating-rate tax-exempt facilities (see Note 7).

       Mid-America has a $30 million line of credit that requires the payment of a commitment fee. At December 31, 1998, $6 million was outstanding, $9.3 million was committed as collateral for the Energy Resources variable note and $14.7 million was unused.

       The weighted average interest rate on notes payable and commercial paper outstanding was 6.09% and 6.58% at December 31, 1998 and 1997, respectively.

9.  INCOME TAXES

       Federal and state income taxes charged to income are as follows:

                                                                        1998           1997           1996
-----------------------------------------------------------------------------------------------------------
                                                                                   (In Thousands)
Utility Operating Expenses:
  Current income taxes:
    Federal.....................................................        $ 72,094       $ 64,553       $ 56,676
    State.......................................................          10,585          9,474          8,378
                                                                        --------       --------       --------
      Total current taxes.......................................          82,679         74,027         65,054
                                                                        --------       --------       --------

    Deferred federal income taxes...............................            (414)         1,444          6,507
    Deferred state income taxes.................................             715            803           (398)
                                                                        --------       --------       --------
      Total deferred  income taxes..............................             301          2,247          6,109
                                                                        --------       --------       --------

    Net amortization of investment credit.......................          (2,790)        (2,939)        (2,915)
                                                                        --------       --------       --------
      Total charge to utility operating expenses................          80,190         73,335         68,248
    Net credit to other income and deductions...................          (5,231)       (19,004)        (3,645)
                                                                        --------       --------       --------
                                                                          74,959         54,331         64,603
    Cumulative effect of change in accounting principle.........               -         11,209              -
                                                                        --------       --------       --------
      Total federal and state income tax provisions.............        $ 74,959       $ 65,540       $ 64,603
                                                                        ========       ========       ========

       The provision for federal income taxes (including net investment tax credit adjustments) is less than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:
                                                1998         1997         1996
-------------------------------------------------------------------------------
Federal statutory tax rate...................   35.0%        35.0%        35.0%
Effect of state income taxes.................   (1.8)        (2.1)        (1.5)
Amortization of investment tax credits.......   (1.3)        (1.6)        (1.6)
Preferred dividends of subsidiary............    0.5          0.2          0.6
Other - net..................................   (1.5)        (1.2)        (1.4)
                                                ----        -----        -----
  Effective tax rate.........................   30.9%        30.3%        31.1%
                                                ====         ====         ====

       The significant items comprising Enterprises' net deferred tax liability recognized in the consolidated balance sheets as of December 31, 1998, and 1997, are as follows:
                                                  1998                1997
----------------------------------------------------------------------------
                                                        (In Thousands)
Deferred tax liabilities:
     Relating to utility property.............    $412,922          $405,164
     Other....................................      16,542            16,520
                                                  --------         ---------
         Total deferred tax liabilities.......     429,464           421,684
                                                  --------         ---------
Deferred tax assets:
     Relating to utility property.............      44,444            40,731
     Investment tax credit....................      25,547            27,251
     Employee benefit plans...................      24,767            22,455
     Other....................................      16,271            16,197
                                                  --------         ---------
         Total deferred tax assets............     111,029           106,634
                                                  --------         ---------
Net deferred tax liability....................     318,435           315,050
       Current deferred tax liability.........         108               181
                                                  --------         ---------
Deferred income taxes - net...................    $318,327          $314,869
                                                  ========         =========

10.  RATE MATTERS

       Electric Rate Settlement Agreement: On August 24, 1995, the IURC issued an order approving without amendment a Stipulation and Settlement Agreement (Settlement Agreement) resolving all issues in IPL's then pending electric general rate proceeding. As provided for by the Settlement Agreement, IPL increased its basic rates and charges for retail electric service in two steps designed to provide increased annual revenues of $35 million and $25 million during 1995 and 1996, respectively. Effective with the implementation of new tariffs in Step 1, IPL was authorized to begin amortization of certain regulatory assets. Additionally, IPL's existing depreciation rates were reapproved.

       Under terms of the Settlement Agreement, IPL agreed not to file a request to build any large, base-load generating capacity before January 1, 2000. This provision can be waived in extreme circumstances. In addition, the parties agreed to, and subsequently resolved, pending litigation involving IPL's Clean Air Act compliance plan.

       Steam Rate Order: By an order dated January 13, 1993, the IURC authorized IPL to increase its steam system rates and charges over a six-year period. The final increase associated with this order took effect on January 13, 1998, and authorized IPL to increase rates by an estimated cumulative amount of $9.9 million in additional annual operating revenues.

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

       Elect Plan: During 1998, the IURC approved a plan that allows IPL customers with less than 2,000 kilowatts of demand, an opportunity to choose optional service or payment plans. This includes a green power option, a fixed rate per unit of consumption option and a fixed bill option. Customers not choosing one of these options continue to receive electric service under existing tariffs.

11.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

                                                          Pension Benefits                 Other Benefits
                                                      ------------------------       --------------------------
                                                          1998          1997              1998          1997
                                                          ----          ----              ----          ----

(In Thousands)
Change in Benefit Obligation
Benefit obligation at beginning year                    $254,540      $229,936           $136,705      $147,044
Service cost                                               5,535         5,708              3,557         4,021
Interest cost                                             18,021        16,873              9,972        11,135
Actuarial (gain) loss                                     12,740         7,436              5,204       (21,209)
Amendments                                                (1,408)        6,083                  -             -
Benefits paid                                            (12,790)      (11,496)            (5,677)       (4,286)
                                                        --------      --------           --------      --------
Benefit obligation at end of year                        276,638       254,540            149,761       136,705
                                                        --------      --------           --------      --------


Change in plan assets
Fair value of plan assets
   at beginning of year                                  262,126       235,250             68,688        49,852
Actual return on plan assets                              37,179        37,813             11,332          (314)
Employer contribution                                      4,254           559             19,092        23,436
Benefits paid                                            (12,789)      (11,496)            (5,677)       (4,286)
                                                        --------      --------           --------      --------
Fair value of plan assets at end of year                 290,770       262,126             93,435        68,688
                                                        --------      --------           --------      --------

                                                          14,132         7,586            (56,326)      (68,017)
Funded status

Unrecognized net gain                                    (55,065)      (47,250)           (40,121)      (40,927)
Unrecognized prior service cost                           15,871        13,056                  -             -
Unrecognized net transition (asset) obligation            (9,755)      (11,169)            85,679        91,800
Adjustment to recognize minimum liability                 (5,136)       (2,044)                 -             -
                                                        --------      --------           --------      --------

Accrued benefit cost                                    $(39,953)     $(39,821)          $(10,768)     $(17,144)
                                                        ========      ========           ========      ========


Weighted-average assumptions as of
   December 31
Discount rate                                              7.00%         7.25%              7.00%         7.25%
Expected return on plan assets                             9.00%         8.00%              8.00%         8.00%
Rate of compensation increase                              5.10%         5.10%              5.10%         5.10%


       For measurement purposes, a 7.4% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The year in which the ultimate health care cost trend rate of 4.5% will be achieved is assumed to be 2003.



                                                        Pension Benefits                           Other Benefits
                                              --------------------------------------   -------------------------------------
(In Thousands)                                       1998        1997         1996            1998        1997        1996
                                                     ----        ----         ----            ----        ----        ----

Components of net periodic
   benefit cost
Service cost                                      $ 10,617     $  6,584    $  6,482        $  3,557    $  4,021    $  3,969
Interest cost                                       18,021       16,873      16,335           9,972      11,135      10,494
Expected return on plan assets                     (20,426)     (18,344)    (17,206)         (5,278)     (3,780)     (2,214)
Amortization of transition (asset) obligation       (1,414)      (1,414)     (1,414)          6,120       6,120       6,120
Amortization of prior service cost                   1,124        1,159       1,641               -           -           -
Recognized actuarial gain                           (1,545)        (910)       (570)         (1,656)       (551)       (406)
                                                  --------     --------    --------        --------    --------    --------
Net periodic benefit cost                            6,377        3,948       5,268          12,715      16,945      17,963
  Less: amounts capitalized                            339          621       1,061           1,924       2,930       3,511
                                                  --------     --------    --------        --------    --------    --------
Amount charged to expense                         $  6,038     $  3,327    $  4,207        $ 10,791    $ 14,015    $ 14,452
                                                  ========     ========    ========        ========    ========    ========

       Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                               One-Percentage-   One Percentage-
(In Thousands)                                 Point Increase    Point Decrease
                                               --------------     --------------
Effect on total of service and interest cost
   components                                      $  1,779          $ (1,779)
Effect on postretirement benefit obligation          16,560           (16,560)

12.  COMMITMENTS AND CONTINGENCIES

       In 1999, Enterprises anticipates the cost of its construction programs to be approximately $98 million.

       Enterprises is involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial statements.

       With respect to environmental issues, Enterprises has ongoing discussions with various regulatory authorities and continues to believe that Enterprises is in compliance with its various permits.

13.  GAIN ON TERMINATION OF AGREEMENT

       During September 1998, a pretax gain of $12.5 million ($7.8 million after-tax) resulted from the liquidation and termination of an agreement to purchase up to 150 megawatts of power during the summer months through the year 2000. IPL plans to replace this supply resource and is considering several alternatives.

14.  SUBSEQUENT EVENT

       On February 23, 1999, the IPALCO Board of Directors authorized a two-for-one stock split of IPALCO's common stock issuable to shareholders of record on March 5, 1999. All references to share amounts of common stock and per share information have been restated to reflect the stock split.

15.  QUARTERLY RESULTS (UNAUDITED)

       Operating results for the years ended December 31, 1998, and 1997, by quarter, are as follows (in thousands except per share amounts):

                                                                             1998
                                                ----------------------------------------------------------------
                                                March 31            June 30      September 30        December 31
                                                --------            -------      ------------        -----------

Utility operating revenues.................       $190,321         $206,706          $222,028         $202,201
Utility operating income...................       $ 40,142         $ 49,198          $ 51,665         $ 38,506
Net income.................................       $ 25,337         $ 35,809          $ 47,299         $ 21,674

Weighted average shares....................         89,678           89,848            89,908           90,482
Basic earnings per share...................       $    .28         $    .40          $    .53         $    .24
Weighted average diluted shares............         91,022           91,198            91,210           91,678
Diluted earnings per share.................       $    .28         $    .39          $    .52         $    .24


                                                                             1997
                                                ----------------------------------------------------------------
                                                March 31            June 30      September 30        December 31
                                                --------            -------      ------------        -----------

Utility operating revenues.................       $195,299         $183,777          $203,872         $193,479
Utility operating income...................       $ 44,534         $ 39,092          $ 48,820         $ 34,869
Income   before cumulative effect
  of accounting change.....................       $ 33,048         $ 24,189          $ 33,415         $  5,047
Cumulative effect of
  accounting change........................       $ 18,347                -                 -                -
Net income.................................       $ 51,395         $ 24,189          $ 33,415         $  5,047

Weighted average shares....................        114,074           91,014            89,164           89,282
Basic earnings per share...................       $    .45         $    .27          $    .37         $    .06
Weighted average diluted shares............        114,408           91,446            89,732           90,232
Diluted earnings per share.................       $    .45         $    .26          $    .37         $    .06


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


Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ------------------------------------------------
              ACCOUNTING AND FINANCIAL DISCLOSURE
              -----------------------------------

              None.


                                    PART III
                                    --------



Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------

                  Information relating to the directors of the registrant, set forth in the Proxy Statement of IPALCO Enterprises, Inc. dated March 15, 1999, (the registrant's Proxy Statement), under
                  "Proposal 1-Election of Six Directors" at pages 4-6 is incorporated herein by reference. Information relating to the registrant's executive officers is set forth at pages I-9 - I-10 of this Form 10-K under "Executive Officers of the Registrant at February 23, 1999."

                  Information relating to Section 16(a) Beneficial Ownership Reporting Compliance, set forth in the registrant's Proxy Statement at page 3 is incorporated herein by reference.

Item 11.      EXECUTIVE COMPENSATION
              ----------------------

                  Information relating to executive compensation, set forth in the registrant's Proxy Statement under "Compensation of Executive Officers" at pages 12-14, "Compensation of Directors" at page 8, "Compensation Committee Interlocks and Insider Participation" at page 8, "Pensions Plans" at page 16, and "Employment Contracts and Termination of Employment and Change in Control Arrangements" at page 17, is incorporated herein by reference.

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

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
              ----------------------------------------------

                  Information relating to certain relationships and related transactions, set forth in the registrant's Proxy Statement under "Certain Business Relationships" at page 8, is incorporated herein by reference.

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
              ---------------------------------------------------------------

                   (a)   The  Consolidated  Financial  Statements  under  this
                         Item 14 (a) 1 filed in this Form 10-K are those of IPALCO Enterprises, Inc. and subsidiaries.

                         1.  Consolidated Financial Statements
                             ---------------------------------

                                Included in Part II of this report:

                                   Independent Auditors' Report

                                   Statements of Consolidated Income for the
                                    Years Ended December 31, 1998, 1997 and 1996

                                   Consolidated Balance Sheets, December 31,
                                    1998 and 1997

                                   Statements of Consolidated Cash Flows
                                    for the Years Ended December 31, 1998, 1997
                                    and 1996

                                   Statements of Consolidated Common
                                    Shareholders'  Equity  for the Years  Ended
                                    December 31, 1998, 1997 and 1996

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

                         3.   Financial Statement Schedules
                              -----------------------------

                                 None

                   (b)   Reports on Form 8-K
                         -------------------

                         None

                                            IPALCO ENTERPRISES, INC.                      EXHIBIT 11.1

                                       Computation of Per Share Earnings

                              For the Years Ended December 31, 1998, 1997 and 1996
                                             (Dollars in Thousands)


YEAR ENDED DECEMBER 31, 1998:
                                                                                 Basic               Diluted
                                                                             ---------------      ---------------
Weighted average number of shares
        Average common shares outstanding at December 31, 1998                   89,979,192           89,979,192
        Dilutive effect for stock options at December 31, 1998                           -             1,297,978
                                                                             ---------------      ---------------
        Adjusted weighted average shares at December 31, 1998                    89,979,192           91,277,170
                                                                             ===============      ===============

Net income to be used to compute
   diluted earnings per share
       Net income                                                                  $130,119             $130,119
                                                                             ===============      ===============

Earnings per share                                                                    $1.45                $1.43
                                                                             ===============      ===============


YEAR ENDED DECEMBER 31, 1997:
                                                                                 Basic               Diluted
                                                                             ---------------      ---------------
Weighted average number of shares
        Average common shares outstanding at December 31, 1997                   95,883,514           95,883,514
        Dilutive effect for stock options at December 31, 1997                           -               571,166
                                                                             ---------------      ---------------
        Adjusted weighted average shares at December 31, 1997                    95,883,514           96,454,680
                                                                             ===============      ===============

Net income to be used to compute
   diluted earnings per share
       Income before cumulative effect of accounting change                         $95,699              $95,699
       Cumulative effect of accounting change                                        18,347               18,347
                                                                             ---------------      ---------------
       Net income                                                                  $114,046             $114,046
                                                                             ===============      ===============

Income before cumulative effect of accounting change                                  $1.00                $0.99
Cumulative effect of accounting change                                                  .19                  .19
                                                                             ---------------      ---------------
Earnings per share                                                                    $1.19                $1.18
                                                                             ===============      ===============


YEAR ENDED DECEMBER 31, 1996:
                                                                                 Basic               Diluted
                                                                             ---------------      ---------------
Weighted average number of shares
        Average common shares outstanding at December 31, 1996                  113,848,822          113,848,822
        Dilutive effect for stock options at December 31, 1996                           -               232,740
                                                                             ---------------      ---------------
        Adjusted weighted average shares at December 31, 1996                   113,848,822          114,081,562
                                                                             ===============      ===============

Net income to be used to compute
   diluted earnings per share
       Net Income                                                                  $114,275             $114,275
                                                                             ===============      ===============

Earnings per share                                                                    $1.00                $1.00
                                                                             ===============      ===============


Per share amounts and the number of shares have been adjusted to reflect the two-for-one stock split as described in Note 14 in the Notes to Consolidated
Financial Statements.





                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IPALCO ENTERPRISES, INC.

                                         By  /s/   John R. Hodowal
                                            ----------------------------
                                       (John R. Hodowal, Chairman of the Board
                                                 and President)

Date:  February 23, 1999
       -----------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                          Title                      Date
           ---------                          -----                      ----

  (i) Principal Executive Officer:


 /s/ John R. Hodowal             Chairman of the Board and    February 23, 1999
------------------------------           President
  (John R. Hodowal)


 (ii) Principal Financial Officer:


 /s/ John R. Brehm               Vice President and           February 23, 1999
-------------------------------          Treasurer
  (John R. Brehm)


(iii) Principal Accounting Officer:


/s/ Stephen J. Plunkett          Controller                   February 23, 1999
-------------------------------
 (Stephen J. Plunkett)


 (iv) A majority of the Board of Directors of IPALCO Enterprises, Inc.:


 /s/ Joseph D. Barnett, Jr.             Director           February 23, 1999
------------------------------
 (Joseph D. Barnett, Jr.)


 /s/ Robert A. Borns                    Director           February 23, 1999
------------------------------
 (Robert A. Borns)


 /s/ Mitchell E. Daniels, Jr.           Director           February 23, 1999
------------------------------
 (Mitchell E. Daniels, Jr.)


 /s/ Rexford C. Early                   Director           February 23, 1999
------------------------------
 (Rexford C. Early)


 /s/ Otto N. Frenzel III                Director           February 23, 1999
------------------------------
 (Otto N. Frenzel III)


 /s/ Max L. Gibson                      Director           February 23, 1999
------------------------------
 (Max L. Gibson)


 /s/ John R. Hodowal                    Director           February 23, 1999
------------------------------
 (John R. Hodowal)


 /s/ Andre B. Lacy                      Director           February 23, 1999
------------------------------
 (Andre B. Lacy)


 /s/ Michael S. Maurer                  Director           February 23, 1999
------------------------------
 (Michael S. Maurer)


 /s/ Andrew J. Paine, Jr.               Director           February 23, 1999
------------------------------
 (Andrew J. Paine, Jr.)


 /s/ Sallie W. Rowland                  Director           February 23, 1999
------------------------------
 (Sallie W. Rowland)


 /s/ Thomas H. Sams                     Director           February 23, 1999
------------------------------
 (Thomas H. Sams)

                                  EXHIBIT INDEX
                                  -------------

       Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof. The management contracts or compensatory plans are marked with a double asterisk (**) after the description of the contract or plan.

Exhibit
    No.                    Description
    ---                    -----------

3.1*   Articles of  Incorporation  of IPALCO  Enterprises,  Inc.,  as amended.
        (Exhibit  3.1 to the Form 10-Q dated 6-30-97.)

3.2    Bylaws of IPALCO Enterprises, Inc.

4.1*   IPALCO  PowerInvest  Dividend  Reinvestment  and Direct Stock Purchase
        Plan.  (Exhibit 4.1 to the Form 10-Q dated 9-30-96.)

4.2*   IPALCO  Enterprises,  Inc.  and  First  Chicago  Trust  Company  of New
         York (Rights Agent) - Rights Agreement, as amended and restated. (Exhibit B to the Form 8-K dated 4-29-98.)

10.1 IPALCO Enterprises, Inc. and Indianapolis Power & Light Company Unfunded Deferred Compensation Plan for Officers and Directors as amended and restated January 1, 1999. **

10.2 Directors' and Officers' Liability Insurance Policy No. DO392B1A97 effective June 1, 1998 to June 1, 1999. **

10.3* IPALCO Enterprises, Inc. Benefit Protection Fund and Trust Agreement effective November 1, 1988. (Form 10-K for year ended 12-31-88.) **

10.4*  Exhibit A to IPALCO  Enterprises,  Inc.  Benefit  Protection  Fund and
         Trust Agreement dated January 1, 1998.   (Exhibit 10.5 to the Form 10-K
         dated 12-31-97.)  **

10.5*  IPALCO  Enterprises,  Inc. Annual Incentive Plan and  Administrative
         Guidelines effective January 1, 1990. (Form 10-K for year ended 12-31-89.) **

10.6*  IPALCO  Enterprises,  Inc.  Long-Term  Performance and Restricted  Stock
         Incentive Plan (as amended and restated effective January 1, 1998). (Exhibit 10.1 to the Form 10-Q dated 3-31-98.) **

10.7*  IPALCO Enterprises, Inc. 1990 Stock Option Plan.  (Exhibit 10.8 to the
         Form 10-K dated 12-31-94.)  **

10.8*  IPALCO  Enterprises,  Inc.  1991  Directors'  Stock Option Plan.(Exhibit
         10.9 to the Form 10-K dated 12-31-94.)  **

10.9*  IPALCO Enterprises, Inc. 1997 Stock Option Plan. (Exhibit 10.1 to the
         Form 10-Q dated 6-30-97.)**

10.10* Form of Termination Benefits Agreement together with schedule of parties to, and dates of, the Termination Benefits Agreements. (Exhibit 10.1 to the Form 10-Q dated 6-30-98.) **

10.11* Employment Agreement between IPALCO Enterprises,  Inc.,  Indianapolis
        Power & Light Company and John R. Hodowal dated July 29, 1986. (Exhibit 10.11 to the Form 10-K dated 12-31-94.) **

10.12* Voluntary  Employee  Beneficiary  Association  (VEBA) Trust Agreement.
        (Exhibit 10.12 to the Form 10-K dated 12-31-94.)  **

11.1   Computation of Per Share Earnings.

20.1*  Form 10-K of Indianapolis  Power & Light Company for the year ended
        December 31, 1998, and all exhibits thereto.  (SEC File No. 1-3132-2.)

21.1*  Subsidiaries of the Registrant.  (Exhibit 21.1 to the Form 10-K dated
         12-31-97.)

23.1   Independent Auditors' Consent.

27.1   Financial Data Schedule.