Form 10-Q
period 1999-03-31
IPALCO ENTERPRISES INC
filed 1999-05-14
CIK 728391

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the quarterly period ended
         March 31, 1999                     Commission File Number  1-8644



                            IPALCO ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

         Indiana                                          35-1575582
(State or other jurisdiction                           (I.R.S. Employer
  of incorporation or organization)                   Identification No.)

         One Monument Circle
         Indianapolis, Indiana                            46204
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  Yes  X   No
                                                        ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                 Class                  Outstanding At March 31, 1999
                 -----                  -----------------------------
    Common (Without Par Value)               85,714,614 Shares





                    IPALCO ENTERPRISES, INC. AND SUBSIDIARIES

                                      INDEX



                                                                   Page No.
                                                                   -------
PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Consolidated Income -
            Three Months Ended March 31, 1999 and 1998                  2

         Consolidated Balance Sheets - March 31, 1999 and
            December 31, 1998                                           3

         Statements of Consolidated Cash Flows -
            Three Months Ended March 31, 1999 and 1998                  4

         Notes to Consolidated Financial Statements                   5-7

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations            8-16

PART II.  OTHER INFORMATION                                         17-18
--------  -----------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                        Statements of Consolidated Income
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31
                                                                              1999                  1998
                                                                          -------------         -------------
UTILITY OPERATING REVENUES:
  Electric                                                                $    189,612          $    178,909
  Steam                                                                         11,219                11,412
                                                                          -------------         -------------
    Total operating revenues                                                   200,831               190,321
                                                                          -------------         -------------

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                                        45,914                41,040
    Other                                                                       30,758                34,921
  Power purchased                                                                  661                 1,007
  Purchased steam                                                                1,695                 1,890
  Maintenance                                                                   22,980                19,740
  Depreciation and amortization                                                 26,579                25,285
  Taxes other than income taxes                                                  8,936                 8,822
  Income taxes - net                                                            20,057                17,474
                                                                          -------------         -------------
    Total operating expenses                                                   157,580               150,179
                                                                          -------------         -------------
UTILITY OPERATING INCOME                                                        43,251                40,142
                                                                          -------------         -------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                              351                   265
  Other - net                                                                     (128)                 (426)
  Income taxes - net                                                             2,056                 2,852
                                                                          -------------         -------------
    Total other income - net                                                     2,279                 2,691
                                                                          -------------         -------------
INCOME BEFORE INTEREST AND OTHER CHARGES                                        45,530                42,833
                                                                          -------------         -------------

INTEREST AND OTHER CHARGES:
  Interest                                                                      15,351                16,991
  Allowance for borrowed funds used during construction                           (221)                 (204)
  Preferred dividend requirements of subsidiary                                    803                   709
                                                                          -------------         -------------
    Total interest and other charges - net                                      15,933                17,496
                                                                          -------------         -------------

NET INCOME                                                                $     29,597          $     25,337
                                                                          =============         =============


BASIC EARNINGS PER SHARE (Note 2)                                         $       0.34          $       0.28
                                                                          =============         =============

DILUTED EARNINGS PER SHARE (Note 2)                                       $       0.34          $       0.28
                                                                          =============         =============


See notes to consolidated financial statements.

                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                           Consolidated Balance Sheets
                                 (In Thousands)
                                   (Unaudited)


                              ASSETS                                         March 31            December 31
                              ------                                           1999                  1998
                                                                          --------------       --------------
UTILITY PLANT:
  Utility plant in service                                                $   2,863,579        $   2,859,899
  Less accumulated depreciation                                               1,227,301            1,202,356
                                                                          --------------       --------------
      Utility plant in service - net                                          1,636,278            1,657,543
  Construction work in progress                                                  91,884               80,198
  Property held for future use                                                   10,718               10,719
                                                                          --------------       --------------
      Utility plant - net                                                     1,738,880            1,748,460
                                                                          --------------       --------------
OTHER ASSETS:
  Nonutility property - at cost, less accumulated depreciation                   71,077               71,834
  Other investments                                                              13,197               12,234
                                                                          --------------       --------------
      Other assets - net                                                         84,274               84,068
                                                                          --------------       --------------
CURRENT ASSETS:
  Cash and cash equivalents                                                      12,311                9,075
  Accounts receivable and unbilled revenue
   (less allowance for doubtful accounts
   1999, $1,433 and 1998, $1,212)                                                38,671               39,702
  Fuel - at average cost                                                         38,857               39,147
  Materials and supplies - at average cost                                       47,457               48,624
  Tax refund receivable                                                           7,251                9,647
  Prepayments and other current assets                                            4,725                4,863
                                                                          --------------       --------------
      Total current assets                                                      149,272              151,058
                                                                          --------------       --------------
DEFERRED DEBITS:
  Regulatory assets                                                             115,514              116,801
  Miscellaneous                                                                  18,400               18,558
                                                                          --------------       --------------
      Total deferred debits                                                     133,914              135,359
                                                                          --------------       --------------
              TOTAL                                                       $   2,106,340        $   2,118,945
                                                                          ==============       ==============

                  CAPITALIZATION AND LIABILITIES
                  ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                          $     441,089        $     434,681
    Unearned compensation - restricted stock awards                              (4,713)              (5,384)
    Premium on 4% cumulative preferred stock                                        649                  649
    Retained earnings                                                           629,681              612,941
    Treasury stock, at cost                                                    (557,178)            (468,696)
                                                                          --------------       --------------
      Total common shareholders' equity                                         509,528              574,191
  Cumulative preferred stock of subsidiary                                       59,135               59,135
  Long-term debt (less current maturities and
   sinking fund requirements)                                                   871,374              907,974
                                                                          --------------       --------------
      Total capitalization                                                    1,440,037            1,541,300
                                                                          --------------       --------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                     11,684               25,200
  Current maturities and sinking fund requirements                               89,625                1,425
  Accounts payable and accrued expenses                                          64,452               71,835
  Dividends payable                                                              13,898               13,392
  Taxes accrued                                                                  46,615               20,723
  Interest accrued                                                               10,681               14,376
  Other current liabilities                                                      13,691               13,731
                                                                          --------------       --------------
      Total current liabilities                                                 250,646              160,682
                                                                          --------------       --------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                       321,591              318,327
  Unamortized investment tax credit                                              41,301               41,993
  Accrued postretirement benefits                                                 9,024               10,768
  Accrued pension benefits                                                       39,267               39,953
  Miscellaneous                                                                   4,474                5,922
                                                                          --------------       --------------
      Total deferred credits and other long-term liabilities                    415,657              416,963
                                                                          --------------       --------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                       $   2,106,340        $   2,118,945
                                                                          ==============       ==============

See notes to consolidated financial statements.

                                IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                  Statements of Consolidated Cash Flows
                                              (In Thousands)
                                               (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31
                                                                               1999               1998
                                                                          --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                              $      29,597      $      25,337
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                27,189             25,856
    Amortization of regulatory assets                                             2,580              2,591
    Deferred income taxes and investment tax credit adjustments - net             1,070                465
    Allowance for funds used during construction                                   (572)              (469)
  Change in certain assets and liabilities:
    Accounts receivable                                                           1,031              8,976
    Fuel, materials and supplies                                                  1,457              1,465
    Accounts payable and accrued expenses                                        (7,383)           (10,785)
    Taxes accrued                                                                25,892             21,724
    Accrued pension benefits                                                       (686)               466
    Other - net                                                                  (4,270)            (4,810)
                                                                          --------------     --------------
Net cash provided by operating activities                                        75,905             70,816
                                                                          --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures - utility                                           (15,319)           (13,297)
  Construction expenditures - nonutility                                            (32)              (210)
  Other                                                                          (1,656)            (5,426)
                                                                          --------------     --------------
Net cash used in investing activities                                           (17,007)           (18,933)
                                                                          --------------     --------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                     90,600                -
  Issuance of preferred stock                                                       -               50,000
  Retirement of long-term debt                                                  (39,000)           (41,000)
  Short-term debt - net                                                         (13,516)           (25,700)
  Common dividends paid                                                         (12,346)           (11,162)
  Issuance of common stock related to incentive compensation plans                8,531              3,180
  Reacquired common stock                                                       (88,482)               -
  Other                                                                          (1,449)             2,444
                                                                          --------------     --------------
Net cash used in financing activities                                           (55,662)           (22,238)
                                                                          --------------     --------------
Net increase in cash and cash equivalents                                         3,236             29,645
Cash and cash equivalents at beginning of period                                  9,075             17,293
                                                                          --------------     --------------
Cash and cash equivalents at end of period                                $      12,311      $      46,938
                                                                          ==============     ==============

-----------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:
 Cash paid (received) during the period for:
    Interest (net of amount capitalized)                                  $      18,435      $      20,489
                                                                          ==============     ==============
    Income taxes                                                          $      (4,896)     $      (2,652)
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

        In the opinion of management these statements reflect all adjustments, consisting of only normal recurring accruals, including elimination of all significant intercompany balances and transactions, which are necessary to a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited consolidated financial statements included in Enterprises' 1998 Annual Report on Form 10-K.


2.      CAPITAL STOCK

           Common Stock
                                                Shares                Amount
                                                ------                ------

       Balance at December 31, 1998           88,863,026          $434,681,738
            Exercise of stock options            442,318             8,530,061
           Decrease from compensation plans      (61,374)           (2,123,347)
                                                                  ------------
       Balance at March 31, 1999                                  $441,088,452
                                                                  ============
          Less shares reacquired by Treasury  (3,529,356)
                                             ------------
       Shares issued and outstanding at
          March 31, 1999                      85,714,614
                                             ============

       On  February  23,  1999,  the  IPALCO  Board  of  Director  authorized  a two-for-one stock split of IPALCO's common stock issuable to shareholders at the close of business on March 5, 1999. All references to share amounts of common stock and per share information reflect the stock split.

       On March 15, 1999, IPALCO completed its common stock repurchase plan that began in 1998. IPALCO repurchased in the open market and in privately negotiated transactions 6 million shares or 6.6% of its outstanding stock for a total cost of $154 million.


       The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:


                                             For the Quarter Ended March 31,
                                             -------------------------------
                                                1999                 1998
                                                ----                 ----
                                                     (In thousands)

       Weighted average common shares           87,218              89,678
       Dilutive effect of stock options            897               1,344
                                                ------              ------
       Weighted average common
          and incremental shares                88,115              91,022
                                                ======              ======


3.      LONG-TERM DEBT

        IPALCO's Revolving Credit Facility was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common stock. During 1998, IPALCO repaid the Revolver with a commercial paper facility. The Revolver currently has no outstanding balance but is available for future borrowings. During the first quarter of 1999, IPALCO increased the outstanding balance of commercial paper from $197 million at December 31, 1998, to $248.6 million at March 31, 1999. The proceeds from the increased debt were used to complete IPALCO's most recent common stock repurchase program. Current maturities of commercial paper was $88.2 million at March 31, 1999.


4.      STOCK-BASED COMPENSATION

       A summary of options issued under IPALCO's stock option plans is as follows:

                                              Weighted Average       Range of Option        Number of
                                               Price per Share       Price per Share         Shares
------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1998................       14.80           8.416 -  21.67         2,618,298
   Exercised..................................       14.85           9.374 -  20.345         (442,318)
                                                                                            ---------
Outstanding, March 31, 1999...................       14.78           8.416 -  21.67         2,175,980
                                                                                            =========

        Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock based plan have been applied by IPALCO. No compensation cost has been recognized for the plans because the stock option price is equal to fair value at the grant date. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," IPALCO's net income for the three months ended March 31, 1999 and 1998 would not have changed. IPALCO estimated the SFAS No. 123 fair value by utilizing the binomial options pricing model with the following assumptions: dividend yields of 2.5% to 6.9%, risk-free rates of 6.4% to 6.9%, volatility of 12% to 13% and expected lives of 5 years.

        IPALCO has a Long-Term Performance and Restricted Stock Incentive Plan. On January 4, 1999, an additional 15,572 shares were issued to reflect the addition of new participants. During the first quarter of 1999, 76,946 shares of restricted stock were canceled in order to pay taxes on behalf of participants or as a result of a participant electing to receive cash in lieu of stock.


5.     SEGMENT REPORTING

       Enterprises has two business segments (electric and "all other"). Steam operations of IPL and all subsidiaries other than IPL were combined in the "all other" category. Pretax operating income for the electric segment was $60.8 million and $54.6 million and for the "all other" segment was $3.2 million, and $3.6 million for the first quarter ended March 31, 1999, and 1998, respectively. Steam operations of IPL are included in the caption UTILITY OPERATING INCOME. All other operating components of all other subsidiaries other than IPL are included in the caption "Other-net". The cost of property and plant, excluding construction in progress and property held for future use, is as follows:

                                                     March 31
                                          1999                   1998
-------------------------------------------------------------------------
                                                  (In Thousands)

Electric plant in service..........     $ 2,756,094           $ 2,707,869
All other..........................         196,831               192,308
                                        -----------           -----------
       Subtotal....................     $ 2,952,925           $ 2,900,177
                                        ===========           ===========


6.      NEW ACCOUNTING STANDARD

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), IPALCO Enterprises, Inc. (Enterprises) is hereby filing cautionary statements identifying important factors that could cause Enterprises' actual results to differ materially from those projected in forward-looking statements of Enterprises. This Form 10-Q, and particularly Management's Discussion and Analysis, contains forward-looking statements. The Reform Act defines forward-looking statements as statements that express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, future revenues, income, earnings per share or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause Enterprises' actual results to differ materially from those contained in forward-looking statements made by or on behalf of Enterprises. The words "anticipate," "believe," "estimate," "expect," "forecast," "project," "objective," and similar expressions are intended to identify forward-looking statements.

       Some important factors that could cause Enterprises' actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuations in customer growth and demand, weather, fuel and purchased power costs and availability, regulatory action, federal and state legislation, interest rates, labor strikes, maintenance and capital expenditures and local economic conditions. In addition, Enterprises' ability to have available an appropriate amount of production capacity in a timely manner can significantly impact Enterprises' financial performance. The timing of deregulation and competition, product development and introductions of technology changes are also important potential factors. Most of these factors affect Enterprises through its wholly-owned subsidiary, Indianapolis Power & Light Company (IPL).

       All such factors are difficult to predict, contain uncertainties which may materially affect actual results and are beyond the control of Enterprises.

       Enterprises' ability to predict results or effects of issues related to the Year 2000 is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that contingency plans or remediation efforts will not operate as intended; Enterprises' failure to timely or completely identify all software, hardware or embedded chip devices requiring remediation; unexpected costs; and the uncertainty associated with the impact of Year 2000 issues on the utility industry and on Enterprises' customers, vendors and others with whom it does business. See "Year 2000" for information about Enterprises' efforts.


LIQUIDITY AND CAPITAL RESOURCES

         Material changes in the consolidated financial condition and results of operations of Enterprises, except where noted, are attributed to the operations of IPL. Consequently, the following discussion is centered on IPL.


Overview
--------

         The Board of Directors of Enterprises on February 23, 1999, declared a quarterly dividend on common stock of 15 cents per share compared to 13.75 cents per share declared in the first quarter of 1998. The dividend was paid April 15, 1999, to shareholders of record March 30, 1999.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, for environmental compliance and for the implementation of an integrated information system. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $15.4 million during the first quarter ended March 31, 1999, representing a $1.8 million increase from the comparable period in 1998. Internally generated cash provided by operations was used for construction expenditures during the first quarter of 1999.

         The three-year construction program has not changed from that previously reported in IPALCO's 1998 Form 10-K report. (See "Future Performance" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPALCO's 1998 Form 10-K report for further discussion).

         IPALCO's Revolving Credit Facility was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common stock. During 1998, IPALCO repaid the Revolver with a commercial paper facility. The Revolver currently has no outstanding balance but is available for future borrowings. During the first quarter of 1999, IPALCO increased the outstanding balance of commercial paper from $197.0 million at December 31, 1998, to $248.6 million at March 31, 1999. The proceeds from the increased debt were used to complete IPALCO's most recent common stock repurchase program. Current maturities of commercial paper was $88.2 million at March 31, 1999.


OTHER

Market Risk Sensitive Instruments and Positions
-----------------------------------------------

       The primary market risk to which Enterprises is exposed is interest rate risk. Enterprises uses long-term debt as a primary source of capital in its business. A portion of this debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for Enterprises' long-term fixed-rate debt and its other types of long-term debt at March 31, 1999:

                                            Maturity Schedule
                                         Period Ending March 31
                                                                                                   Fair
(Dollars in Millions)           2000    2001     2002     2003     2004  Thereafter   Total        Value
-----------------------------------------------------------------------------------------------------------
Long-term debt
Fixed rate                      $1.4    $2.4     $3.3     $3.4     $83.8    $459.7     $554.0      $584.3
  Average rate                  7.9%    7.9%     7.9%     7.9%     6.1%     7.0%       6.9%
Variable                        -       -        -        -        -        $159.3     $159.3      $159.3
  Average rate                  -       -        -        -        -        4.0%       4.0%
Recapitalization debt           $88.2   $80.2    $80.2    -        -        -          $248.6      $248.6
  Average rate                  6.7%    6.7%     6.7%     -        -        -          6.7%

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

       At March 31, 1999, IPALCO had an interest rate swap agreement outstanding with a notional amount of $225 million, of which the notional amount decreases $25 million each quarter. Enterprises has agreed to pay a fixed rate of 6.3575% and receive a floating rate based on applicable LIBOR.

       At March 31, 1999, IPL had an interest rate swap agreement with a notional amount of $40 million, which expires in January 2023. IPL pays interest at a fixed rate of 5.21% to a swap counter party and receives a variable rate based on the tax-exempt weekly rate.

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

       The Indiana Utility Regulatory Commission has ordered all Indiana public utilities, including Enterprises, to "use their best efforts to identify their mission critical operations and conduct an inventory of all electronic devices that may be affected by date processing logic, assess the status of these devices, take steps to correct problems in the devices and test the devices to determine compliance" in order to be "Year 2000 ready."

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

       Enterprises is participating in an Electric Power Research Institute program on the Year 2000 issue, as well as the North American Electric Reliability Council (NERC) system readiness assessments.

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

       The identification, inventory and assessment phases for critical systems are now complete. The Compliance Testing Committee continues to be vigilant for issues that may come to light and is also working on non-critical systems.


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

       Enterprises has inquired of its suppliers and vendors of software, computer-related equipment, devices and services about Year 2000 compliance. Some provided the requested information and/or assurances and some did not.
       Enterprises' operations could be adversely affected by Year 2000-related failures of other companies, such as telecommunication providers, that supply Enterprises with mission-critical services. Similarly, Year 2000 failures of other utilities with which Enterprises is interconnected could adversely affect Enterprises' ability to deliver services to its customers.

       Enterprises currently expects to complete the remediation and testing phases for critical systems by the end of the second quarter 1999 and estimates that it is now approximately 80% complete. Enterprises is operating its major electricity generating units with clocks set in year 2000. Enterprises also participated in a national NERC drill, testing utilities' ability to operate facilities without normal communication services. No major problems were encountered.

Costs to Address Enterprises' Year 2000 Issues

       Not including the cost of replacing Enterprises' business software, a project not initiated specifically for Year 2000 reasons but which will provide Year 2000 benefits through replacing non-compliant software, Enterprises currently estimates that its costs of the phases of identification, assessment, remediation and testing may be approximately $4 million which Enterprises believes is not material to its results of operations, liquidity and financial condition. Of that figure, Enterprises has currently expended approximately $2 million. A substantial proportion of the costs of remediation are associated with functional areas of Enterprises other than Information Services. Enterprises currently estimates that its cost of contingency planning efforts may be approximately $1.5 million.

Risks of Enterprises' Year 2000 Issues

       In light of the numerous computer-related systems and embedded chip devices present in business and production equipment used by a utility, and the interdependent nature of control systems, a large number of potential Year 2000 failure scenarios exist, potentially involving Enterprises' internal functions
(such as billing), as well as its chilled water, steam and electricity generation and distribution functions. Consequences could conceivably range from essentially no operational problems to a massive disruption of chilled water, steam and electric service lasting for a significant period of time. Further, since Enterprises does not stand alone but is electrically interconnected with other utilities across a substantial portion of the nation, even if Enterprises experiences no significant Year 2000 problems associated with its own equipment, its ability to deliver electricity could be adversely affected by Year 2000 failures experienced by other interconnected utilities. The probability of such failures is believed to be small. Enterprises currently expects to experience at least some, hopefully minor, problems associated with Year 2000. Some conceivable, though unlikely, Year 2000 failure scenarios could be material to Enterprises' results of operations.

       There are both external and internal risks associated with Year 2000 that could affect Enterprises' chilled water, steam and electricity generation, transmission and distribution operations. Potential internal risk factors include, but are not limited to, increased risk of generator trips, inability to start or restart generators, increased risk of transmission facility trips, loss of energy management systems, loss of Company-owned voice/data communications, system protection (relay) failures resulting in cascading outages or facility damage, failure of load-shedding controls to operate properly, failure of load management systems to operate properly, loss of or incorrect critical operating data, failure of environmental control systems, loss of distribution systems or failure of voltage control devices to operate properly. Occurrences of those internal problems, alone or in combination, could result in varying effects on Enterprises' operations. Concerns over these occurrences are minimal based on testing results that indicate no Year 2000-related problems with key generation and transmission control systems. Enterprises' major generating units' control systems have been tested for critical dates and are already operating in the year 2000.

       External risk factors include, but are not limited to, loss of customer load, uncharacteristic load patterns, loss of leased communication facilities, failure of delivery systems to maintain supplies of fuel and severe or cold weather. Occurrences of various of those events, alone or in combination, could result in varying effects on Enterprises.

       Enterprises had previously reported a risk of unavailability of skilled labor, in light of the December 13, 1999, expiration of the collective bargaining agreement between IPL and the International Brotherhood of Electrical Workers. That risk has been ameliorated through negotiation of an arrangement between IPL and the IBEW under which union members will be available to work to help respond to Year 2000 problems.

       Enterprises' insurance policies, including policies for liability and property damage, currently expire, are up for renewal or have anniversary dates during 1999. Enterprises currently expects that, in line with a general trend in the insurance industry, some insurance policies purchased or renewed during 1999 may exclude certain elements of damage potentially flowing from Year 2000 events. Similarly, in light of the unprecedented nature of the Year 2000 phenomenon, it is not clear whether policy language concerning coverage and policy defenses will be interpreted to cover or bar claims, if any, arising out of Year 2000 events.

       In light of the many adverse conditions that could happen to Enterprises associated with Year 2000, along with the speculation that some or many of them may not happen, it is extremely difficult to hypothesize a most reasonably likely worst case Year 2000 scenario with any degree of certainty. With that in mind, Enterprises currently believes the most reasonably likely worst case scenario would be an isolated partial reduction in generating unit capacity due to minor systems failures with no interruption of power to Enterprises' customers. Enterprises does not believe that the worst case scenario will occur and, should it occur, Enterprises believes that the consequences of that scenario, with regard to either costs of repair or lost revenues, are not likely to have a material effect on Enterprises' results of operations, liquidity and financial condition.

Enterprises' Contingency Plans

         The Contingency Planning Committee is engaged in reviewing hypothetical scenarios involving various Year 2000 system or device failures and preparing plans by which to operate Enterprises in the event those failures occur. Enterprises' contingency planning efforts are not yet complete, but are underway within the scope of an overall outline. Enterprises' contingency planning involves the phases of plan development, testing, execution and recovery after Year 2000 events. As with compliance testing, contingency planning touches essentially every area of Enterprises' operations, as well as interactions with interconnected utilities, customers, critical vendors and emergency and other governmental authorities.

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

       Contingency planning includes consideration of potential interruptions in the supply chain or transportation of critical fuel, water, chemicals, material supplies etc., and acquisition of appropriate extra supplies, as well as potential failures of or other problems associated with the interconnected electricity grid. Similarly, consideration may be given to cooperative arrangements with other utilities in the event that Year 2000 problems impact the supply of skilled labor to effect remediation actions. Enterprises' existing disaster recovery plans have formed bases for some Year 2000 contingency plans.

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

RESULTS OF OPERATIONS

         Comparison of Quarters Ended March 31, 1999 and March 31, 1998
         --------------------------------------------------------------

         Diluted earnings per share during the first quarter of 1999 was $.34, or $.06 above the $.28 attained in the comparable 1998 period. Weighted average, diluted shares for the 1999 first quarter were 88.1 million compared to 91.0 million for the same period in 1998 due to IPALCO's repurchase of 6 million common shares between December 1998 and March 1999. The following discussion highlights the factors contributing to the first quarter results.

Operating Revenues
------------------

         Operating revenues during the first quarter of 1999 increased $10.5 million from the comparable 1998 period. The increase in revenues resulted from the following:

                                                          Increase (Decrease)
                                                        from Comparable Period
                                                     Three Months Ended March 31
                                                     ---------------------------
                                                         (Millions of Dollars)

   Electric:
        Change in retail KWH sales - net of fuel               $    7.6
        Fuel revenue                                                0.7
        Wholesale revenue                                           2.7
        DSM tracker revenue                                         0.1
   Steam revenue                                                   (0.2)
   Other revenue                                                   (0.4)
                                                               --------
        Total change in operating revenues                     $   10.5
                                                               ========

         The first quarter increase in retail KWH sales compared to the same period in 1998 was due to colder weather. Heating degree days increased 19% during the first quarter compared to the same period in 1998. The changes in fuel revenues in 1999 from the prior year reflect changes in total fuel costs billed to customers. The increased wholesale sales during the first quarter of 1999, as compared to the same period in 1998, reflect increased wholesale marketing efforts and energy requirements of other utilities.

Operating Expenses
------------------

         Fuel costs increased $4.9 million in the first quarter of 1999 compared to the same period last year. This increase was primarily due to increased total KWH sales.

         Other operating expenses decreased by $4.2 million in the first quarter of 1999 compared to the same period in 1998. This decrease was due primarily to increased sales of emission allowances of $3.4 million which reduces operating expenses. Also contributing to the variance was decreased administrative and general expenses and other miscellaneous expenses.

         Maintenance expenses increased $3.2 million in the first quarter of 1999 compared to the same period in 1998. The increase reflects the costs associated with the overhaul of unit 1 at the Petersburg plant as well as increased electric distribution expenses.

         Income taxes - net, increased $2.6 million in the first quarter of 1999 compared to the same period in 1998 due to an increase in pretax operating income.

         As a result of the foregoing, utility operating income increased 7.7% from the comparable 1998 period, to $43.3 million.

Other Income and Deductions
---------------------------

         Other - net, which includes the pretax operating and investment income from operations other than IPL, as well as non-operating income from IPL, increased $0.3 million. This increase was primarily due to increased miscellaneous non-operating revenues at IPL.

Interest and Other Charges
--------------------------

         Interest expense decreased $1.6 million in the first quarter of 1999 compared to the same period in 1998. This decrease is a result of the reduction of the principal amount on the recapitalization debt facility of IPALCO issued in April 1997.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
-------  -----------------

None

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

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

3.2      Bylaws of IPALCO Enterprises, Inc, as amended.

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

11.1     Computation of Per Share Earnings.

21.1* Subsidiaries of the Registrant. (Exhibit 21.1 to the Form 10-K dated 12-31-97.)

27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K.

                           A Form 8-K was filed on February 23, 1999,  reporting
                           Item 5, Other Events, to report a two-for-one stock split.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                IPALCO ENTERPRISES, INC.
                                              -----------------------------
                                                      (Registrant)



Date:       May 14, 1999                       /s/  John R. Brehm
       ---------------------                  -----------------------------
                                                    John R. Brehm
                                                    Vice President and Treasurer



Date:       May 14, 1999                       /s/  Stephen J. Plunkett
       ---------------------                  -----------------------------
                                                    Stephen J. Plunkett
                                                    Controller