Form 10-Q
period 1999-06-30
IPALCO ENTERPRISES INC
filed 1999-08-13
CIK 728391

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


      For the quarterly period ended
                June 30, 1999             Commission File Number  1-8644



                            IPALCO ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

          Indiana                                                35-1575582
 (State or other jurisdiction                               (I.R.S. Employer
   of incorporation or organization)                         Identification No.)

          One Monument Circle
          Indianapolis, Indiana                                    46204
 (Address of principal executive offices)                        (Zip Code)


 Registrant's telephone number, including area code:  317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.  Yes X    No
                                                       ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                     Outstanding At June 30, 1999
      -----                                     ----------------------------
Common (Without Par Value)                             85,718,614 Shares

                    IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                      INDEX
                                      -----



                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Consolidated Income - Three Months Ended and
          Six Months Ended June 30, 1999 and 1998                             2

         Consolidated Balance Sheets - June 30, 1999 and
            December 31, 1998                                                 3

         Statements of Consolidated Cash Flows -
            Six Months Ended June 30, 1999 and 1998                           4

         Notes to Consolidated Financial Statements                         5-7

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  8-16

PART II.  OTHER INFORMATION                                               17-18
--------  -----------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                        Statements of Consolidated Income
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                          Three Months Ended                      Six Months Ended
                                                               June 30                                June 30
                                                        1999               1998                1999               1998
                                                   --------------     --------------      --------------     --------------
UTILITY OPERATING REVENUES:
  Electric                                         $     195,843      $     198,539       $     385,455      $     377,448
  Steam                                                    7,167              8,167              18,386             19,579
                                                   --------------     --------------      --------------     --------------
    Total operating revenues                             203,010            206,706             403,841            397,027
                                                   --------------     --------------      --------------     --------------

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                  43,029             43,209              88,943             84,249
    Other                                                 32,762             38,425              63,520             73,346
  Power purchased                                          3,367              2,842               4,028              3,849
  Purchased steam                                          1,668              1,226               3,363              3,116
  Maintenance                                             13,847             15,295              36,827             35,035
  Depreciation and amortization                           26,775             25,378              53,354             50,663
  Taxes other than income taxes                            8,685              8,636              17,621             17,458
  Income taxes - net                                      23,443             22,497              43,500             39,971
                                                   --------------     --------------      --------------     --------------
    Total operating expenses                             153,576            157,508             311,156            307,687
                                                   --------------     --------------      --------------     --------------
UTILITY OPERATING INCOME                                  49,434             49,198              92,685             89,340
                                                   --------------     --------------      --------------     --------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used
      during construction                                    319                260                 670                525
  Other - net                                               (536)             1,148                (664)               722
  Income taxes - net                                       2,592              1,818               4,648              4,670
                                                   --------------     --------------      --------------     --------------
    Total other income - net                               2,375              3,226               4,654              5,917
                                                   --------------     --------------      --------------     --------------
INCOME BEFORE INTEREST AND OTHER CHARGES                  51,809             52,424              97,339             95,257
                                                   --------------     --------------      --------------     --------------

INTEREST AND OTHER CHARGES:
  Interest                                                16,549             16,316              31,900             33,307
  Allowance for borrowed funds used
      during construction                                   (196)              (192)               (417)              (396)
  Preferred stock transactions                               804                491               1,607              1,200
                                                   --------------     --------------      --------------     --------------
    Total interest and other charges - net                17,157             16,615              33,090             34,111
                                                   --------------     --------------      --------------     --------------

NET INCOME                                         $      34,652      $      35,809       $      64,249      $      61,146
                                                   ==============     ==============      ==============     ==============


BASIC EARNINGS PER SHARE (Note 2)                  $        0.40      $        0.40       $        0.74      $        0.68
                                                   ==============     ==============      ==============     ==============

DILUTED EARNINGS PER SHARE (Note 2)                $        0.40      $        0.39       $        0.74      $        0.67
                                                   ==============     ==============      ==============     ==============

See notes to consolidated financial statements.

                                 IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                        Consolidated Balance Sheets
                                               (In Thousands)
                                                (Unaudited)
                                                                              June 30            December 31
                              ASSETS                                           1999                 1998
                              ------
                                                                          --------------       --------------
UTILITY PLANT:
  Utility plant in service                                                $   2,884,819        $   2,859,899
  Less accumulated depreciation                                               1,252,067            1,202,356
                                                                          --------------       --------------
      Utility plant in service - net                                          1,632,752            1,657,543
  Construction work in progress                                                  87,879               80,198
  Property held for future use                                                   10,719               10,719
                                                                          --------------       --------------
      Utility plant - net                                                     1,731,350            1,748,460
                                                                          --------------       --------------
OTHER ASSETS:
  Nonutility property - at cost, less accumulated depreciation                   70,568               71,834
  Other investments                                                              13,272               12,234
                                                                          --------------       --------------
      Other assets - net                                                         83,840               84,068
                                                                          --------------       --------------
CURRENT ASSETS:
  Cash and cash equivalents                                                      25,199                9,075
  Accounts receivable and unbilled revenue
   (less allowance for doubtful accounts
   1999, $1,186 and 1998, $1,212)                                                37,819               39,702
  Fuel - at average cost                                                         40,109               39,147
  Materials and supplies - at average cost                                       46,178               48,624
  Tax refund receivable                                                           1,807                9,647
  Prepayments and other current assets                                            6,020                4,863
                                                                          --------------       --------------
      Total current assets                                                      157,132              151,058
                                                                          --------------       --------------
DEFERRED DEBITS:
  Regulatory assets                                                             112,651              116,801
  Miscellaneous                                                                  18,464               18,558
                                                                          --------------       --------------
      Total deferred debits                                                     131,115              135,359
                                                                          --------------       --------------
              TOTAL                                                       $   2,103,437        $   2,118,945
                                                                          ==============       ==============

                  CAPITALIZATION AND LIABILITIES
                  ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                          $     441,150        $     434,681
    Unearned compensation - restricted stock awards                              (4,041)              (5,384)
    Premium on 4% cumulative preferred stock                                        649                  649
    Retained earnings                                                           651,475              612,941
    Treasury stock, at cost                                                    (557,178)            (468,696)
                                                                          --------------       --------------
      Total common shareholders' equity                                         532,055              574,191
  Cumulative preferred stock of subsidiary                                       59,135               59,135
  Long-term debt (less current maturities and
   sinking fund requirements)                                                   871,403              907,974
                                                                          --------------       --------------
      Total capitalization                                                    1,462,593            1,541,300
                                                                          --------------       --------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                      6,623               25,200
  Current maturities and sinking fund requirements                               85,025                1,425
  Accounts payable and accrued expenses                                          57,007               71,835
  Dividends payable                                                              13,913               13,392
  Taxes accrued                                                                  36,443               20,723
  Interest accrued                                                               14,510               14,376
  Other current liabilities                                                      13,019               13,731
                                                                          --------------       --------------
      Total current liabilities                                                 226,540              160,682
                                                                          --------------       --------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                       322,797              318,327
  Unamortized investment tax credit                                              40,609               41,993
  Accrued postretirement benefits                                                 7,456               10,768
  Accrued pension benefits                                                       38,581               39,953
  Miscellaneous                                                                   4,861                5,922
                                                                          --------------       --------------
      Total deferred credits and other long-term liabilities                    414,304              416,963
                                                                          --------------       --------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                       $   2,103,437        $   2,118,945
                                                                          ==============       ==============

See notes to consolidated financial statements.

                                IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                  Statements of Consolidated Cash Flows
                                             (In Thousands)
                                               (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30
                                                                              1999               1998
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $      64,249      $      61,146
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                               55,322             51,666
    Amortization of regulatory assets                                            5,161              5,184
    Deferred income taxes and investment tax credit adjustments - net            1,562             (1,395)
    Allowance for funds used during construction                                (1,087)              (921)
  Change in certain assets and liabilities:
    Accounts receivable                                                          1,883              8,294
    Fuel, materials and supplies                                                 1,484              4,225
    Accounts payable and accrued expenses                                      (14,828)           (12,871)
    Taxes accrued                                                               15,720             14,594
    Accrued pension benefits                                                    (1,372)               993
    Other - net                                                                  2,002             (2,547)
                                                                         --------------     --------------
Net cash provided by operating activities                                      130,096            128,368
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures - utility                                          (33,761)           (32,525)
  Construction expenditures - nonutility                                          (317)            (1,882)
  Other                                                                         (2,276)             2,505
                                                                         --------------     --------------
Net cash used in investing activities                                          (36,354)           (31,902)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                   117,400             -
  Issuance of preferred stock                                                   -                  50,000
  Retirement of long-term debt                                                 (70,400)           (89,000)
  Short-term debt - net                                                        (18,577)           (25,700)
  Common dividends paid                                                        (25,203)           (23,516)
  Issuance of common stock related to incentive compensation plans               8,592              3,852
  Reacquired common stock                                                      (88,482)              (528)
  Other                                                                           (948)             1,913
                                                                         --------------     --------------
Net cash used in financing activities                                          (77,618)           (82,979)
                                                                         --------------     --------------
Net increase in cash and cash equivalents                                       16,124             13,487
Cash and cash equivalents at beginning of period                                 9,075             17,293
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $      25,199      $      30,780
                                                                         ==============     ==============

----------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:

    Interest (net of amount capitalized)                                 $      30,075      $      32,769
                                                                         ==============     ==============
    Income taxes                                                         $      16,730      $      17,085
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


2.      CAPITAL STOCK

           Common Stock
                                                 Shares                Amount
                                                 ------                ------

       Balance at December 31, 1998            88,863,026         $434,681,738
           Exercise of stock options              446,318            8,592,007
           Decrease from compensation plans       (61,374)          (2,123,347)
                                                                  ------------
       Balance at June 30, 1999                                   $441,150,398
                                                                  ============
           Less shares reacquired by Treasury  (3,529,356)
                                               ----------
       Shares issued and outstanding
          at June 30, 1999                     85,718,614
                                               ==========

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



       The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                            For the Period Ended June 30,
                                                            -----------------------------
                                                  Three Months Ended              Six Months Ended
                                               1999               1998           1999           1998
                                               -----------------------         ----------------------
                                                                     (In thousands)

       Weighted average common shares             85,718        89,848           86,468        89,762
       Dilutive effect of stock options              784         1,350              840         1,348
                                                  ------        ------           ------        ------
       Weighted average common
          and incremental shares                  86,502        91,198           87,308        91,110
                                                  ======        ======           ======        ======



3.      LONG-TERM DEBT

        IPALCO's Revolving Credit Facility was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common stock. During 1998, IPALCO replaced the Revolver with a commercial paper facility. The Revolver currently has no outstanding balance but is available for future borrowings. During the second quarter of 1999, IPALCO decreased the outstanding balance of commercial paper from $248.6 million at March 31, 1999, to $244 million at June 30, 1999. The balance outstanding was $197 million at December 31, 1998. Proceeds from the issue of debt during 1999 were used for IPALCO's most recent common stock repurchase program completed in March 1999.

        On June 1, 1999, Energy Resources, a subsidiary of Mid-America, refinanced its $9.5 million 7.25% note due 2011, and its $9.3 million variable rate note due 2030, with the proceeds of an $18.8 million variable rate note. The interest rate on the new debt was 3.37% at June 30, 1999. The new $18.8 million note has a $9.5 million maturity on December 1, 2011 and the remainder is due on September 1, 2030.


4.      STOCK-BASED COMPENSATION

       A summary of options issued under IPALCO's stock option plans is as follows:

                                              Weighted Average           Range of Option             Number of
                                               Price per Share           Price per Share               Shares
                                               ---------------           ---------------               ------
Outstanding, December 31, 1998................       14.80                8.416 -  21.67              2,618,298
   Issued.....................................       23.38                         23.38                 72,000
   Exercised..................................       14.85                9.374 -  20.345              (446,318)
                                                                                                      ---------
Outstanding, June 30, 1999....................       15.07                8.416 -  23.38              2,243,980
                                                                                                      =========

        Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock based plan have been applied by IPALCO. No compensation cost has been recognized for the stock option plans because the option price is equal to fair value at the grant date. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," Enterprises' net income for the six months ended June 30, 1999, would have decreased from $64.2 million ($.74 per share) to the pro forma amount of $64.1 million ($.73 per share). Enterprises' net income and earnings per share for the similar period in 1998 would have decreased from $61.1 million ($.67 per share) to the pro forma amount of $60.8 million ($.67 per share). Enterprises estimated the SFAS No. 123 fair value by utilizing the binomial options pricing model with the following assumptions: dividend yields of 2.5% to 6.9%, risk-free rates of 6.4% to 6.9%, volatility of 12% to 16% and expected lives of 5 years.

        IPALCO has a Long-Term Performance and Restricted Stock Incentive Plan. On January 4, 1999, an additional 15,572 shares were issued to reflect the addition of new participants. During the first quarter of 1999, 76,946 shares of restricted stock were canceled in order to pay taxes on behalf of participants or as a result of a participant electing to receive cash in lieu of stock.


5.     SEGMENT REPORTING

       Enterprises has two business segments (electric and "all other"). Steam operations of IPL and all subsidiaries other than IPL were combined in the "all other" category. Pretax operating income for the electric segment was $72.3 million and $70.6 million and for the "all other" segment was $3.0 million, and $2.0 million for the three months ended June 30, 1999, and 1998, respectively. Pretax operating income for the electric segment was $133.1 million and $125.2 million and for the "all other" segment was $6.1 million, and $5.6 million for the six months ended June 30, 1999, and 1998, respectively. Steam operations of IPL are included in the caption UTILITY OPERATING INCOME. All other operating components of all other subsidiaries other than IPL are included in the caption "Other-net". The cost of property and plant, excluding construction in progress and property held for future use, is as follows:

                                                June 30              December 31
                                                 1999                    1998
                                                 ----                    ----
                                                         (In Thousands)

Electric plant in service...............      $ 2,776,175           $ 2,752,539
All other...............................          200,280               198,679
                                             ------------          ------------
       Subtotal.........................      $ 2,976,455           $ 2,951,218
                                              ===========           ===========


6.      NEW ACCOUNTING STANDARD

        Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was to be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The effective date for this standard was delayed one year by SFAS 137. The standard is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of the new standard on the consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

       In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the Reform Act), IPALCO Enterprises, Inc. (Enterprises) is hereby filing cautionary statements identifying important factors that could cause Enterprises' actual results to differ materially from those projected in forward-looking statements of Enterprises. This Form 10-Q, and particularly Management's Discussion and Analysis and our discussion of the Year 2000 issues, contains forward-looking statements. The Reform Act defines forward-looking statements as statements that express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, future revenues, income, earnings per share or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions, and uncertainties and are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause Enterprises' actual results to differ materially from those contained in forward-looking statements made by or on behalf of Enterprises. The words "anticipate," "believe," "estimate," "expect," "forecast," "project," "objective" and similar expressions are intended to identify forward-looking statements.

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

       Enterprises' ability to predict results or effects of issues related to the Year 2000 is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that contingency plans or remediation efforts will not operate as intended; Enterprises' failure to timely or completely identify all software, hardware or embedded chip devices requiring remediation; unexpected costs; and the uncertainty associated with the impact of Year 2000 issues on the utility industry, including other electric utilities with which Enterprises is interconnected, and on Enterprises' customers, vendors and others with whom it does business. See "Year 2000" for information about Enterprises' efforts.


LIQUIDITY AND CAPITAL RESOURCES

         Material changes in the consolidated financial condition and results of operations of Enterprises, except where noted, are attributed to the operations of IPL. Consequently, the following discussion is centered on IPL.


Overview
--------

     The Board of Directors of Enterprises on April 28, 1999, declared a quarterly dividend on common stock of 15 cents per share compared to 13.75 cents per share declared in the second quarter of 1998. The dividend was paid July 15, 1999, to shareholders of record June 18, 1999.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, for environmental compliance and for the implementation of an integrated information system. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $18.7 million during the quarter ended June 30, 1999, representing a $2.2 million decrease from the comparable period in 1998. Internally generated cash provided by operations was used for construction expenditures during the second quarter of 1999. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $34.1 million during the six months ended June 30, 1999, representing a $.3 million decrease from the comparable period in 1998. Internally generated cash provided by operations was used for construction expenditures during the first six months of 1999.

         The three-year construction program has not changed from that previously reported in IPALCO's 1998 Form 10-K report. (See "Future Performance" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPALCO's 1998 Form 10-K report for further discussion).

         IPALCO's Revolving Credit Facility was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common stock. During 1998, IPALCO replaced the Revolver with a commercial paper facility. The Revolver currently has no outstanding balance but is available for future borrowings. During the second quarter of 1999, IPALCO decreased the outstanding balance of commercial paper from $248.6 million at March 31, 1999, to $244 million at June 30, 1999. The balance outstanding was $197 million at December 31, 1998. Proceeds from the issue of debt during 1999 were used for IPALCO's most recent common stock repurchase program completed in March 1999.

        On June 1, 1999, Energy Resources, a subsidiary of Mid-America, refinanced its $9.5 million 7.25% note due 2011, and its $9.3 million variable rate note due 2030, with the proceeds of an $18.8 million variable rate note. The interest rate on the new debt was 3.37% at June 30, 1999. The new $18.8 million note has a $9.5 million maturity on December 1, 2011 and the remainder is due on September 1, 2030.


OTHER

Market Risk Sensitive Instruments and Positions
-----------------------------------------------

       The primary market risk to which Enterprises is exposed is interest rate risk. Enterprises uses long-term debt as a primary source of capital in its business. A portion of this debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for Enterprises' long-term fixed-rate debt and its other types of long-term debt at June 30, 1999:


                                              Maturity Schedule
                                            Period Ending June 30
                                                                                                       Fair
(Dollars in Millions)               2000    2001     2002     2003     2004  Thereafter   Total        Value
---------------------------------------------------------------------------------------------------------------
Long-term debt
Fixed rate                          $1.4    $2.4     $3.3     $3.4     $83.8    $450.2     $544.5      $553.7
  Average rate                      7.9%    7.9%     7.9%     7.9%     6.1%     7.0%       6.9%
Variable                            -       -        -        -        -        $168.8     $168.8      $168.8
  Average rate                      -       -        -        -        -        3.7%       3.7%
Recapitalization debt               $83.6   $80.2    $80.2    -        -        -          $244.0      $244.0
  Average rate                      6.7%    6.7%     6.7%     -        -        -          6.7%

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

       At June 30, 1999, IPALCO had an interest rate swap agreement outstanding with a notional amount of $200 million, of which the notional amount decreases $25 million each quarter. Enterprises has agreed to pay a fixed rate of 6.3575% and receive a floating rate based on applicable LIBOR.

       At June 30, 1999, IPL had an interest rate swap agreement with a notional amount of $40 million, which expires in January 2023. IPL pays interest at a fixed rate of 5.21% to a swap counter party and receives a variable rate based on the tax-exempt weekly rate.

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

State of Readiness

       Enterprises' subsidiary, IPL, has reported to NERC that it believes its mission-critical systems used to produce and deliver electricity are ready for date changes associated with the Year 2000. The NERC definition of "Y2K Ready" is that a system or application has been determined to be suitable for continued use into the Year 2000.

A. Identification and Assessment

       The Compliance Testing Committee is coordinating and reviewing the enterprise-wide use of information technology and assessing potential Year 2000 problems. That effort has involved making an inventory of applications and systems and evaluating exposures associated with, for example, vendor-provided software and hardware, Enterprises-developed software, and various devices containing embedded chips. The Committee has also been in contact with vendors to determine product compliance and vendors' timeframes for compliance. Computer systems reviewed include hardware, machine microcode and firmware, operating systems, generic applications software, billing software, communications software and financial software.

       The Compliance Testing Committee has been engaged in assessing computer systems and embedded chip devices related to Enterprises':

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


B. Remediation and Testing

       The Compliance Testing Committee is coordinating, modifying or replacing legacy systems which may not be Year 2000 compliant. Enterprises has replaced most of its key financial software applications. Although that project was not specifically initiated as a Year 2000 effort, it coincidentally replaced non-compliant software.

       The Compliance Testing Committee is also engaged in establishing and operating appropriate testing environments to determine, to the extent possible, the Year 2000 compliance of existing systems and/or devices and the compliance of replacement or upgraded systems and devices. Enterprises has employed various of the following techniques: component tests, simulations, outside testing, vendor verifications or upgrades or change-outs. Some devices or systems, such as satellite communication links, may not be susceptible to testing, in which cases Enterprises must rely on the service providers' verifications.

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

       With the exception of one accounting system, testing of which Enterprises expects to complete before the end of August 1999, Enterprises has completed the remediation and testing phases for critical systems. Enterprises is operating its major electricity generating units with clocks set in year 2000. Enterprises also participated in a national NERC drill, testing utilities' ability to operate facilities without normal communication services. No major problems were encountered.

Costs to Address Enterprises' Year 2000 Issues

       Not including the cost of replacing Enterprises' business software, a project not initiated specifically for Year 2000 reasons but which provided Year 2000 benefits through replacing non-compliant software, Enterprises currently estimates that its costs of the phases of identification, assessment, remediation and testing may be approximately $4.4 million which Enterprises believes is not material to its results of operations, liquidity and financial condition. Of that figure, Enterprises has currently expended approximately $2.7 million. A substantial proportion of the costs of remediation are associated with functional areas of Enterprises other than Information Services. Enterprises currently estimates that its cost of contingency planning efforts may be approximately $1.5 million.

Risks of Enterprises' Year 2000 Issues

       In light of the numerous computer-related systems and embedded chip devices present in business and production equipment used by a utility, and the interdependent nature of control systems, a large number of conceivable Year 2000 failure scenarios exist, potentially involving Enterprises' internal functions (such as billing), as well as its chilled water, steam and electricity generation and distribution functions. Consequences could conceivably range from essentially no operational problems to a massive disruption of chilled water, steam and electric service lasting for a significant period of time. Enterprises currently believes the probability of outages caused by Year 2000 problems is small. Further, since Enterprises does not stand alone but is electrically interconnected with other utilities across a substantial portion of the nation, even if Enterprises experiences no significant Year 2000 problems associated with its own equipment, its ability to deliver electricity could be adversely affected by Year 2000 failures experienced by other interconnected utilities. The probability of such failures is believed to be small. Enterprises currently expects to experience at least some, hopefully minor, problems associated with Year 2000. Some conceivable, though unlikely, Year 2000 failure scenarios could be material to Enterprises' results of operations.

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

       In view of the unprecedented nature of the Year 2000 phenomenon, it is not clear whether insurance policy language in policies insuring Enterprises will be interpreted to cover or bar claims, if any, arising out of Year 2000 events.

       In light of the many adverse conditions that could conceivably happen to Enterprises associated with Year 2000, along with the speculation that some or many of them may not happen, it is extremely difficult to hypothesize a most reasonably likely worst case Year 2000 scenario with any degree of certainty. With that in mind, Enterprises currently believes the most reasonably likely worst case scenario would be an isolated partial reduction in generating unit capacity due to minor systems failures with no interruption of power to Enterprises' customers. Enterprises does not believe that the worst case scenario will occur and, should it occur, Enterprises believes that the consequences of that scenario, with regard to either costs of repair or lost revenues, are not likely to have a material effect on Enterprises' results of operations, liquidity and financial condition.

Enterprises' Contingency Plans

         The Contingency Planning Committee has been engaged in reviewing hypothetical scenarios involving various Year 2000 system or device failures and has prepared plans by which to operate Enterprises in the event those failures occur. Enterprises' contingency planning involves the phases of plan development, testing, execution and recovery after Year 2000 events. As with compliance testing, contingency planning has touched essentially every area of Enterprises' operations, as well as interactions with interconnected utilities, customers, critical vendors and emergency and other governmental authorities.

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

RESULTS OF OPERATIONS

         Comparison of Second Quarter and Six Months Ended June 30, 1999
         ---------------------------------------------------------------
             with Second Quarter and Six Months Ended June 30, 1998
             ------------------------------------------------------

         Diluted earnings per share during the second quarter of 1999 was $.40, or $.01 above the $.39 attained in the comparable 1998 period. Weighted average, diluted shares for the 1999 second quarter were 86.5 million compared to 91.2 million for the same period in 1998 due to IPALCO's repurchase of 6 million common shares between December 1998 and March 1999. Diluted earnings per share during the first six months of 1999 was $.74, or $.07 above the $.67 attained in the comparable 1998 period. Weighted average, diluted shares for the six months ended June 30, 1999, were 87.3 million compared to 91.1 million for the same period in 1998. The following discussion highlights the factors contributing to the second quarter and six months ended results.

Operating Revenues
------------------

         Operating revenues decreased $3.7 million during the second quarter ended June 1999 compared to the similar period last year. Operating revenues for the six months ended June 1999 increased $6.8 million from the comparable 1998 period. These results were due to the following:

                                 Increase (Decrease) from Comparable 1998 Period
                                 -----------------------------------------------
                                                    June 30, 1999
                                                    -------------
                                     Three Months Ended         Six Months Ended
                                     ------------------         ----------------
                                                (Millions of Dollars)

Electric:
     Change in retail KWH sales - net of fuel      0.8                 8.4
     Fuel revenue                                  1.0                 1.7
     Wholesale revenue                            (2.9)               (0.2)
     DSM Tracker revenue                            -                  0.1
Steam revenue                                     (1.0)               (1.2)
Other revenue                                     (1.6)               (2.0)
                                               --------            --------
     Total change in operating revenues        $  (3.7)            $   6.8
                                               ========            ========


         The second quarter increase in retail KWH sales compared to the same period in 1998 was due to economic growth in Indianapolis. The six months ended increase in retail KWH sales compared to the same period in 1998 was primarily due to colder weather during the first three months of 1999. Heating degree days increased 14% during the six months ended June 30, 1999, compared to the same period in 1998. The changes in fuel revenues in 1999 from the prior year reflect changes in total fuel costs billed to customers. Wholesale revenue decreased during the second quarter of 1999, despite increased KWH sales volume, due to lower wholesale energy prices than the unusually high prices that occurred in second quarter 1998. Steam revenue decreased during the second quarter of 1999 primarily due to a decrease in heating degree days. During the second quarter heating degree days decreased 11% from the similar period in 1998.

Operating Expenses
------------------

         Fuel costs increased $4.7 million for the six months ended June 1999, compared to the same period last year. This increase was primarily due to increased total KWH sales.

         Other operating expenses decreased $5.7 million and $9.8 million in the second quarter and six months ended June 1999, respectively, compared to the similar periods in 1998. The second quarter decrease was primarily due to decreased customer service and information expense of $2.1 million, decreased administrative and general expense of $1.4 million and increased sales of emission allowances of $1.5 million (reduces operating expenses). The six months ended decrease was primarily due to increased sales of emission allowances of $4.9 million, decreased customer service and information expense of $2.3 million, decreased administrative and general expense of $1.9 million and decreased customer accounts expense of $.9 million.

         Maintenance expense increased $1.8 million during the six months ended June 30, 1999, compared to the similar period last year. This increase was primarily due to the overhaul of unit 1 at the Petersburg plant.

         Income taxes - net, increased $.9 million and $3.5 million in the second quarter and six months ended periods, respectively, due to an increase in pretax operating income.

         As a result of the foregoing, utility operating income increased .5% during the second quarter of 1999 from the comparable 1998 period, to $49.4 million. Utility operating income during the six months ended June 1999 increased 3.7% from the comparable 1998 period, to $92.7 million.

Other Income and Deductions
---------------------------

         Other - net, which includes the pretax operating and investment income from operations other than IPL, as well as non-operating income from IPL, decreased $1.7 million and $1.4 million, during the second quarter and six months ended periods, respectively. The decreases were primarily due to expenses by IPALCO for the Memorial Day weekend activities (sponsor of the IPALCO 500
Festival Parade and host for the Congressional Medal of Honor memorial dedication).

Interest and Other Charges
--------------------------

         Interest expense decreased $1.4 million for the six months ended June 30, 1999, compared to the similar period last year as a result of the reduction of the principal amount on the recapitalization debt facility of IPALCO issued in April 1997.

New Accounting Pronouncement
----------------------------

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities," that Enterprises will be required to adopt in 2001 (see
Note  6  in  the  Notes  to  Consolidated   Financial   Statements  for  further
discussion).

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
-------  -----------------

None

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         The Annual Meeting of shareholders of IPALCO Enterprises, Inc. was held on April 21, 1999. The following six directors in Class I were elected to terms of three years which expire in April 2002. Each director received the following number of votes as shown opposite his name:

         Director                   Votes for                Votes Withheld
         --------                   ---------                --------------

Daniel R. Coats                     32,991,496                  3,552,092
Mitchell E. Daniels Jr.             33,155,054                  3,388,534
Rexford C. Early                    33,129,650                  3,413,938
John R. Hodowal                     33,234,221                  3,309,367
Michael S. Maurer                   33,181,000                  3,362,588
Thomas S. Sams                      33,205,061                  3,338,527



Item 6.  Exhibits and Reports on Form 8-K

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

3.1*     Articles of Incorporation of IPALCO Enterprises, Inc., as amended.
          (Exhibit 3.1 to the Form 10-Q dated 6-30-97.)

3.2*     Bylaws of IPALCO Enterprises, Inc, as amended.  (Exhibit 3.2 to the
           Form 10-Q dated 3-31-99.)

4.1*     IPALCO Enterprises, Inc. IPALCO PowerInvest Dividend Reinvestment and
           Direct Stock Purchase Plan. (Exhibit 4.1 to the Form 10-Q dated 9-30-96.)

4.2*     IPALCO Enterprises, Inc. and First Chicago Trust Company of New York
           (Rights Agreement as amended and restated). (Exhibit B to the Form
            8-K dated 4-28-98.)

10.1     Directors' and Officers' Liability Insurance Policy No. DO392A1A99
           effective June 1, 1999 to June 1, 2000. **

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



                                                IPALCO ENTERPRISES, INC.
                                              -----------------------------
                                                      (Registrant)



Date:       August 13, 1999                       /s/  John R. Brehm
       ---------------------                  -----------------------------
                                                    John R. Brehm
                                                    Vice President and Treasurer



Date:       August 13, 1999                       /s/  Stephen J. Plunkett
       ---------------------                  -----------------------------
                                                    Stephen J. Plunkett
                                                    Controller