Form 10-Q
period 1999-09-30
IPALCO ENTERPRISES INC
filed 1999-11-12
CIK 728391

FORM 10-Q

                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


   For the quarterly period ended
          September 30, 1999             Commission File Number  1-8644



                      IPALCO ENTERPRISES, INC.
       (Exact name of Registrant as specified in its charter)

            Indiana                                     35-1575582
   (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)              Identification No.)

            One Monument Circle
            Indianapolis, Indiana                         46204
   (Address of principal executive offices)             (Zip Code)


   Registrant's telephone number, including area code:  317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. Yes  X   No
                                                       ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                 Outstanding At September 30, 1999
                   -----                 ---------------------------------
        Common (Without Par Value)                85,727,614 Shares

                    IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                      INDEX
                                      -----



                                                                       Page No.
                                                                       --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Consolidated Income - Three Months Ended and
          Nine Months Ended September 30, 1999 and 1998                      2

         Consolidated Balance Sheets - September 30, 1999 and
            December 31, 1998                                                3

         Statements of Consolidated Cash Flows -
            Nine Months Ended September 30, 1999 and 1998                    4

         Notes to Consolidated Financial Statements                        5-8

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 9-17

PART II.  OTHER INFORMATION                                              18-19
--------  -----------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                        Statements of Consolidated Income
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                               Three Months Ended                     Nine Months Ended
                                                                  September 30                           September 30
                                                             1999               1998                1999               1998
                                                        --------------     --------------      --------------     --------------
UTILITY OPERATING REVENUES:
  Electric                                              $     221,844      $     215,246       $     607,299      $     592,694
  Steam                                                         6,671              6,782              25,057             26,361
                                                        --------------     --------------      --------------     --------------
    Total operating revenues                                  228,515            222,028             632,356            619,055
                                                        --------------     --------------      --------------     --------------

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                       43,026             49,645             131,969            133,894
    Other                                                      33,728             38,801              97,248            112,147
  Power purchased                                              25,427              2,899              29,455              6,748
  Purchased steam                                               1,218              1,042               4,581              4,158
  Maintenance                                                  18,906             15,132              55,733             50,167
  Depreciation and amortization                                27,008             26,696              80,362             77,359
  Taxes other than income taxes                                 8,660              9,429              26,281             26,887
  Income taxes - net                                           22,128             26,719              65,628             66,690
                                                        --------------     --------------      --------------     --------------
    Total operating expenses                                  180,101            170,363             491,257            478,050
                                                        --------------     --------------      --------------     --------------
UTILITY OPERATING INCOME                                       48,414             51,665             141,099            141,005
                                                        --------------     --------------      --------------     --------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction             270                359                 940                884
  Other - net                                                   1,253              2,134                 589              2,856
  Gain on termination of agreement                                  -             12,500                   -             12,500
  Income taxes - net                                            1,405             (3,395)              6,053              1,275
                                                        --------------     --------------      --------------     --------------
    Total other income - net                                    2,928             11,598               7,582             17,515
                                                        --------------     --------------      --------------     --------------
INCOME BEFORE INTEREST AND OTHER CHARGES                       51,342             63,263             148,681            158,520
                                                        --------------     --------------      --------------     --------------

INTEREST AND OTHER CHARGES:
  Interest                                                     15,335             15,390              47,235             48,697
  Allowance for borrowed funds used during construction          (175)              (229)               (592)              (625)
  Preferred stock transactions                                    803                803               2,410              2,003
                                                        --------------     --------------      --------------     --------------
    Total interest and other charges - net                     15,963             15,964              49,053             50,075
                                                        --------------     --------------      --------------     --------------

NET INCOME                                              $      35,379      $      47,299       $      99,628      $     108,445
                                                        ==============     ==============      ==============     ==============


BASIC EARNINGS PER SHARE (Note 2)                       $        0.41      $        0.53       $        1.16      $        1.21
                                                        ==============     ==============      ==============     ==============

DILUTED EARNINGS PER SHARE (Note 2)                     $        0.41      $        0.52       $        1.15      $        1.19
                                                        ==============     ==============      ==============     ==============

See notes to consolidated financial statements.

                               IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                      Consolidated Balance Sheets
                                            (In Thousands)
                                              (Unaudited)
                                                                       September 30        December 31
                             ASSETS                                        1999                1998
                             ------
                                                                       --------------      -------------
UTILITY PLANT:
  Utility plant in service                                             $   2,910,611       $  2,859,899
  Less accumulated depreciation                                            1,274,725          1,202,356
                                                                       --------------      -------------
      Utility plant in service - net                                       1,635,886          1,657,543
  Construction work in progress                                               78,419             80,198
  Property held for future use                                                10,719             10,719
                                                                       --------------      -------------
      Utility plant - net                                                  1,725,024          1,748,460
                                                                       --------------      -------------
OTHER ASSETS:
  Nonutility property - at cost, less accumulated depreciation                69,765             71,834
  Available-for-sale securities (Note 6)                                      45,058                  -
  Other investments                                                           12,341             12,234
                                                                       --------------      -------------
      Other assets - net                                                     127,164             84,068
                                                                       --------------      -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                   13,402              9,075
  Special deposit (Note 3)                                                    23,500                  -
  Accounts receivable and unbilled revenue
   (less allowance for doubtful accounts
   1999, $1,553 and 1998, $1,212)                                             48,035             39,702
  Fuel - at average cost                                                      41,612             39,147
  Materials and supplies - at average cost                                    46,048             48,624
  Tax refund receivable                                                          650              9,647
  Prepayments and other current assets                                         9,448              4,863
                                                                       --------------      -------------
      Total current assets                                                   182,695            151,058
                                                                       --------------      -------------
DEFERRED DEBITS:
  Regulatory assets                                                          110,045            116,801
  Miscellaneous                                                               16,561             18,558
                                                                       --------------      -------------
      Total deferred debits                                                  126,606            135,359
                                                                       --------------      -------------
              TOTAL                                                    $   2,161,489       $  2,118,945
                                                                       ==============      =============

                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                       $     441,267       $    434,681
    Unearned compensation - restricted stock awards                           (3,369)            (5,384)
    Premium on 4% cumulative preferred stock                                     649                649
    Retained earnings                                                        673,994            612,941
    Accumulated other comprehensive income (Note 6)                           26,934                  -
    Treasury stock, at cost                                                 (557,178)          (468,696)
                                                                       --------------      -------------
      Total common shareholders' equity                                      582,297            574,191
  Cumulative preferred stock of subsidiary                                    59,135             59,135
  Long-term debt (less current maturities and
   sinking fund requirements)                                                870,036            907,974
                                                                       --------------      -------------
      Total capitalization                                                 1,511,468          1,541,300
                                                                       --------------      -------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                   6,600             25,200
  Current maturities and sinking fund requirements                            84,822              1,425
  Accounts payable and accrued expenses                                       56,178             71,835
  Dividends payable                                                           13,870             13,392
  Taxes accrued                                                               36,771             20,723
  Interest accrued                                                            10,445             14,376
  Other current liabilities                                                   12,705             13,731
                                                                       --------------      -------------
      Total current liabilities                                              221,391            160,682
                                                                       --------------      -------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                    339,072            318,327
  Unamortized investment tax credit                                           39,918             41,993
  Accrued postretirement benefits                                              5,842             10,768
  Accrued pension benefits                                                    38,153             39,953
  Miscellaneous                                                                5,645              5,922
                                                                       --------------      -------------
      Total deferred credits and other long-term liabilities                 428,630            416,963
                                                                       --------------      -------------

COMMITMENTS AND CONTINGENCIES

              TOTAL                                                    $   2,161,489       $  2,118,945
                                                                       ==============      =============

See notes to consolidated financial statements.

                                IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                  Statements of Consolidated Cash Flows
                                             (In Thousands)
                                               (Unaudited)
                                                                                Nine Months Ended
                                                                                   September 30
                                                                              1999               1998
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $      99,628      $     108,445
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                               83,012             77,907
    Amortization of regulatory assets                                            7,633              8,941
    Deferred income taxes and investment tax credit adjustments - net             (351)            (2,116)
    Allowance for funds used during construction                                (1,532)            (1,509)
  Change in certain assets and liabilities:
    Accounts receivable                                                         (8,333)             1,386
    Fuel, materials and supplies                                                   111              4,606
    Accounts payable and accrued expenses                                      (15,657)            (6,998)
    Taxes accrued                                                               16,048             11,919
    Accrued pension benefits                                                    (1,800)             1,521
    Other - net                                                                 (5,403)            (4,598)
                                                                         --------------     --------------
Net cash provided by operating activities                                      173,356            199,504
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures - utility                                          (52,888)           (55,642)
  Construction expenditures - nonutility                                          (306)            (1,947)
  Other                                                                           (936)             1,804
                                                                         --------------     --------------
Net cash used in investing activities                                          (54,130)           (55,785)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                   140,900            230,000
  Retirement of long-term debt                                                 (95,485)          (376,594)
  Special deposit                                                              (23,500)                 -
  Short-term debt - net                                                        (18,600)           (22,950)
  Common dividends paid                                                        (38,061)           (35,869)
  Issuance of preferred stock                                                        -             50,000
  Issuance of common stock related to incentive compensation plans               8,709             12,940
  Reacquired common stock                                                      (88,482)              (618)
  Other                                                                           (380)                92
                                                                         --------------     --------------
Net cash used in financing activities                                         (114,899)          (142,999)
                                                                         --------------     --------------
Net increase in cash and cash equivalents                                        4,327                720
Cash and cash equivalents at beginning of period                                 9,075             17,293
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $      13,402      $      18,013
                                                                         ==============     ==============

----------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                 $      48,882      $      51,929
                                                                         ==============     ==============
    Income taxes                                                         $      36,878      $      48,159
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

        In the opinion of management these statements reflect all adjustments, consisting of only normal recurring accruals, including elimination of all significant intercompany balances and transactions, which are necessary to present a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited consolidated financial statements included in Enterprises' 1998 Annual Report on Form 10-K.


2.      CAPITAL STOCK

           Common Stock
                                                        Shares         Amount
                                                        ------         ------

       Balance at December 31, 1998                   88,863,026   $434,681,738
           Exercise of stock options                     455,318      8,709,019
           Decrease from compensation plans              (61,374)    (2,123,347)
                                                                   ------------
       Balance at September 30, 1999                               $441,267,410
                                                                   ============
           Less shares reacquired by Treasury         (3,529,356)
                                                      ----------
       Shares issued and outstanding at
           September 30, 1999                         85,727,614
                                                      ==========

        On February 23, 1999, the IPALCO Board of Directors authorized a two-for-one stock split of IPALCO's common stock issuable to shareholders at the close of business on March 5, 1999. All references to share amounts of common stock and per share information reflect the stock split.

        On March 15, 1999,IPALCO completed its common stock repurchase plan that began in 1998. IPALCO repurchased, in the open market and in privately negotiated transactions, 6 million shares or 6.6% of its outstanding stock for a total cost of $154 million.



        The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                           For the Period Ended September 30,
                                                           ----------------------------------
                                                  Three Months Ended             Nine Months Ended
                                                   1999         1998              1999        1998
                                                 ---------------------          -------------------
                                                                     (In thousands)

       Weighted average common shares             85,720        89,908           86,219     89,812
       Dilutive effect of stock options              648         1,302              776      1,332
                                                 -------       -------          -------    -------
       Weighted average common
          and incremental shares                  86,368        91,210           86,995     91,144
                                                 =======       =======          =======    =======



3.      LONG-TERM DEBT

        IPALCO's Revolving Credit Facility was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common stock. During 1998, IPALCO repaid the Revolver with a commercial paper facility. The Revolver currently has no outstanding balance but is available for future borrowings. The balance outstanding was $197 million at December 31, 1998, for the commercial paper facility. Proceeds from the issue of debt during 1999 were used in IPALCO's most recent common stock repurchase program completed in March 1999. During the third quarter of 1999, IPALCO decreased the outstanding balance of commercial paper from $244.0 million at June 30, 1999, to $220.0 million at September 30, 1999.

        On May 27, 1999, Energy Resources, a subsidiary of Mid-America, refinanced its $9.5 million 7.25% note due 2011, and its $9.3 million variable rate note due 2030, with the proceeds of an $18.8 million variable rate note. The interest rate on the new debt was 3.95% at September 30, 1999. The new $18.8 million note has a $9.5 million maturity on December 1, 2011, and the remainder is due on September 1, 2030.

        On September 14, 1999, $23.5 million of unsecured long-term notes payable were issued by IPL. The proceeds were placed in special deposit to be used in October 1999 for the refunding of its $23.5 million 7.45% Series first mortgage bonds due 2019. Interest on the new debt will accrue at tax-exempt auction rates of which the rate was 3.75% at September 30, 1999, and its maturity date is August 1, 2030.

4.      STOCK-BASED COMPENSATION

       A summary of options issued under IPALCO's stock option plans is as follows:

                                              Weighted Average           Range of Option             Number of
                                               Price per Share           Price per Share               Shares
---------------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1998................      $14.80              $8.416 - $21.67               2,618,298
   Issued.....................................       23.38                        23.38                  72,000
   Exercised..................................       14.69               8.416 -  20.345               (455,318)
                                                                                                      ---------
Outstanding, September 30, 1999...............       15.09               8.416 -  23.38               2,234,980
                                                                                                      =========

        Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock based plan have been applied by IPALCO. No compensation cost has been recognized for the stock option plans because the option price was equal to fair value at the grant dates. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," Enterprises' net income for the nine months ended September 30, 1999, would have decreased from $99.6 million ($1.15 per share) to the pro forma amount of $99.4 million ($1.14 per share). Enterprises' net income and earnings per share for the similar period in 1998 would have decreased from $108.4 million ($1.19 per share) to the pro forma amount of $107.9 million ($1.18 per share). Enterprises estimated the SFAS No. 123 fair value by utilizing the binomial options pricing model with the following assumptions: dividend yields of 2.5% to 6.9%, risk-free rates of 6.4% to 6.9%, volatility of 12% to 16% and expected lives of 5 years.

        IPALCO has a Long-Term Performance and Restricted Stock Incentive Plan. On January 4, 1999, an additional 15,572 shares were issued to reflect the addition of new participants. During the first quarter of 1999, 76,946 shares of restricted stock were canceled in order to pay taxes on behalf of participants or as a result of a participant electing to receive cash in lieu of stock.


5.     SEGMENT REPORTING

       Enterprises has two business segments (electric and "all other"). Steam operations of IPL and all subsidiaries other than IPL were combined in the "all other" category. Pretax operating income for the electric segment was $70.0 million and $77.9 million and for the "all other" segment was $2.3 million, and $3.1 million for the three months ended September 30, 1999, and 1998, respectively. Pretax operating income for the electric segment was $203.1 million for both the nine months ended September 1999 and 1998. For the "all other" segment, pretax operating income was $8.4 million, and $8.7 million for the nine months ended September 30, 1999, and 1998, respectively. Steam operations of IPL are included in the caption UTILITY OPERATING INCOME. All other operating components of all other subsidiaries other than IPL are included in the caption "Other-net". The cost of property and plant, excluding construction in progress and property held for future use, is as follows:

                                              September 30         December 31
                                                   1999               1998
--------------------------------------------------------------------------------
                                                       (In Thousands)

Electric ..................................     $ 2,800,300       $ 2,752,539
All other..................................         201,935           198,679
                                               ------------      ------------
       Subtotal............................     $ 3,002,235       $ 2,951,218
                                                ===========       ===========


6.      COMPREHENSIVE INCOME

       Enterprises has classified its investments in marketable equity securities as available-for-sale, and any unrealized gains or losses are recorded as a separate component of shareholders' equity. There were no unrealized gains on securities prior to the third quarter of 1999. During the third quarter of 1999, Enterprises recorded directly to shareholders' equity an unrealized after-tax gain of $26.9 million resulting from its investment in Internet Capital Group, Inc. (Nasdaq:ICGE), an internet holding company, which went public in August 1999. The gross unrealized gain on these available-for-sale securities was $43.9 million and the related taxes would be $17.0 million. The cost basis and the market value for the investment were $1.2 million and $45.1 million, respectively, at September 30, 1999. There have been no proceeds from sales of these securities and no realized gains during 1999. The balance of other comprehensive income, net of taxes, at September 30, 1999 was $26.9 million.

7.      NEW ACCOUNTING STANDARD

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

Overview
--------

         The Board of Directors of Enterprises on July 27, 1999, declared a quarterly dividend on common stock of 15 cents per share compared to 13.75 cents per share declared in the third quarter of 1998. The dividend was paid October 15, 1999, to shareholders of record September 17, 1999.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, for environmental compliance and for the implementation of an integrated information system. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $19.1 million during the quarter ended September 30, 1999, representing a $4.1 million decrease from the comparable period in 1998. Internally generated cash provided by operations was used for construction expenditures during the third quarter of 1999. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $53.2 million during the nine months ended September 30, 1999, representing a $4.4 million decrease from the comparable period in 1998. Internally generated cash provided by operations was used for construction expenditures during the first nine months of 1999.

         IPL's construction program includes $28.0 million for construction of a 100-megawatt combustion turbine expected to be in service by June 2000. Additional information regarding IPL's three-year construction program can be found in IPALCO's 1998 Form 10-K report. (See "Future Performance" in Item 7 of Management's Discussion and Analysis of Financial Condition and Results of Operations in IPALCO's 1998 Form 10-K report for further discussion).

         IPALCO's Revolving Credit Facility was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common stock. During 1998, IPALCO repaid the Revolver with a commercial paper facility. The Revolver currently has no outstanding balance but is available for future borrowings. The balance outstanding was $197 million at December 31, 1998, for the commercial paper facility. Proceeds from the issue of debt during 1999 were used in IPALCO's most recent common stock repurchase program completed in March 1999. During the third quarter of 1999, IPALCO decreased the outstanding balance of commercial paper from $244.0 million at June 30, 1999, to $220.0 million at September 30, 1999.

         On May 27, 1999, Energy Resources, a subsidiary of Mid-America, refinanced its $9.5 million 7.25% note due 2011, and its $9.3 million variable rate note due 2030, with the proceeds of an $18.8 million variable rate note. The interest rate on the new debt was 3.95% at September 30, 1999. The new $18.8 million note has a $9.5 million maturity on December 1, 2011, and the remainder is due on September 1, 2030.

         On September 14, 1999, $23.5 million of unsecured long-term notes payable were issued by IPL. The proceeds were placed in special deposit to be used in October 1999 for the refunding of its $23.5 million 7.45% Series first mortgage bonds due 2019. Interest on the new debt will accrue at tax-exempt auction rates of which the rate was 3.75% at September 30, 1999, and its maturity date is August 1, 2030.


OTHER

Market Risk Sensitive Instruments and Positions
-----------------------------------------------

         The primary market risk to which Enterprises is exposed is interest rate risk. Enterprises uses long-term debt as a primary source of capital in its business. A portion of this debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for Enterprises' long-term fixed-rate debt and its other types of long-term debt at September 30, 1999:

                                             Maturity Schedule
                                         Period Ending September 30
                                                                                                       Fair
(Dollars in Millions)               2000    2001     2002     2003     2004  Thereafter   Total        Value
---------------------------------------------------------------------------------------------------------------
Long-term debt
Fixed rate                          $25.2   $3.3     $3.5     $3.8     $84.0    $423.6     $543.4      $540.7
  Average rate                      7.5%    7.9%     7.9%     7.9%     6.1%     7.0%       6.9%
Variable                            -       -        -        -        -        $192.3     $192.3      $192.3
  Average rate                      -       -        -        -        -        3.7%       3.7%
Recapitalization debt               $59.6   $80.2    $80.2    -        -        -          $220.0      $220.0
  Average rate                      6.7%    6.7%     6.7%     -        -        -          6.7%



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

         At September 30, 1999, IPALCO had an interest rate swap agreement outstanding with a notional amount of $175 million, of which the notional amount decreases $25 million each quarter. Enterprises has agreed to pay a fixed rate of 6.3575% and receive a floating rate based on applicable LIBOR.

         At September 30, 1999, IPL had an interest rate swap agreement with a notional amount of $40 million, which expires in January 2023. IPL pays interest at a fixed rate of 5.21% to a swap counter party and receives a variable rate based on the tax-exempt weekly rate.

New Environmental Standards
---------------------------

         On July 16, 1997,  the United States  Environmental  Protection  Agency
(EPA) promulgated final regulations which amended the National Ambient Air Quality Standards by introducing standards for fine particulate matter and creating new ozone standards. On October 29, 1999, after conducting a rehearing of its initial decision of May 14, 1999, the United States Court of Appeals for the District of Columbia Circuit determined that the new ozone standards were not issued lawfully, but left open the question of future remedy. The Court also determined that the standards for fine particulate matter were legally deficient in certain respects.

         Prior to the Court of Appeals' decision, on October 27, 1998, the EPA issued a final rule calling for Indiana, along, with 22 other jurisdictions in the eastern third of the United States, to impose more stringent limits on emission of nitrogen oxides from fossil-fuel fired steam electric generators, such as those operated by Enterprises. This final rule was based, in part, on the new ozone standards that were the subject of the Court of Appeals' decisions on May 14, 1999 and October 29, 1999. In a separate decision on May 25,1999, the Court of Appeals issued a stay of a portion of EPA's 1998 final rule.

         Because power plants emit nitrogen oxides, as well as certain, air pollutants that could contribute to the formation of fine particulate matter, there is a possibility that existing Enterprises sources will be required to be retrofitted with additional air pollution controls in the future, either as a result of EPA's 1997 and 1998 regulations or due to future regulatory actions. Litigation concerning EPA's 1997 and 1998 final regulations is ongoing in the United States Court of Appeals. EPA continues to seek rulings from the Court that the 1997 and 1998 final regulations are lawfully and fully effective. Due to these uncertainties, it is not presently possible to predict the effects of these regulations on Enterprises.

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

         In 1997, Enterprises established a Year 2000 Committee. Enterprises currently manages the Year 2000 project through three employee committees, the Compliance Testing Committee and the Contingency Planning Committee, each headed by corporate officers, and the Tactical Support Committee. Each of those committees reports to a Year 2000 Steering Committee composed of officers. The Year 2000 Steering Committee reports to the Office of the Chairman, who reports to the Board of Directors. Enterprises has a formal Year 2000 Plan approved by the Board of Directors.

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

         The Compliance Testing Committee has essentially completed its activities of inventorying, reviewing, analyzing, correcting and testing computer-related systems and embedded chip devices. The Contingency Planning Committee has assessed various operating scenarios associated with potential Year 2000 problems and formulated plans by which to operate Enterprises in the event of such problems. Both the Compliance Testing Committee and the Contingency Planning Committee concentrated first on systems critical to the continuity of Enterprises' business and then on non-critical systems.

         Enterprises is participating in an Electric Power Research Institute program on the Year 2000 issue, as well as the North American Electric Reliability Council (NERC) system readiness assessments.

         Enterprises' Year 2000 Plan includes attention to its generating facilities, energy management systems, telecommunications systems, substation control and protection systems, transmission and distribution systems, business information systems, financial systems and business partners. It includes assessing Year 2000 risks to computer hardware, software and embedded systems; identifying options and solutions; evaluating solutions; repairing, upgrading and replacing systems; testing systems; and contingency planning.

State of Readiness

         Enterprises' subsidiary, IPL, has reported to NERC that it believes its mission-critical systems used to produce and deliver electricity are ready for date changes associated with the Year 2000. The NERC definition of "Y2K Ready" is that a system or application has been determined to be suitable for continued use into the Year 2000.

A. Identification and Assessment

         The Compliance Testing Committee reviewed the enterprise-wide use of information technology and assessed potential Year 2000 problems. That effort involved making an inventory of applications and systems and evaluating exposures associated with, for example, vendor-provided software and hardware, Enterprises-developed software, and various devices containing embedded chips. The Committee has also been in contact with vendors to determine product compliance and vendors' timeframes for compliance. Computer systems reviewed include hardware, machine microcode and firmware, operating systems, generic applications software, billing software, communications software and financial software.

         The Compliance Testing Committee has assessed computer systems and embedded chip devices related to Enterprises':

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

B. Remediation and Testing

         The Compliance Testing Committee has modified or replaced legacy systems which may not be Year 2000 compliant. Enterprises has replaced most of its key financial software applications. Although that project was not specifically initiated as a Year 2000 effort, it coincidentally replaced non-compliant software.

         The Compliance Testing Committee also established and operated appropriate testing environments to determine, to the extent possible, the Year 2000 compliance of existing systems and/or devices and the compliance of replacement or upgraded systems and devices. Enterprises employed a variety of the following techniques: component tests, simulations, outside testing, vendor verifications or upgrades or change-outs. Some devices or systems, such as satellite communication links, are not susceptible to testing, in which cases Enterprises must rely on the service providers' verifications.

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

         With the exception of one accounting sub-system, testing of which Enterprises expects to complete by mid-November 1999, Enterprises has completed the remediation and testing phases for all critical systems. Enterprises is operating its major electricity generating units with clocks set in year 2000. Enterprises also participated in two national NERC drills, testing utilities' ability to operate facilities without normal communication services and simulating some events that could occur upon the date roll-over. No problems were encountered.

Costs to Address Enterprises' Year 2000 Issues

         Not including the cost of replacing Enterprises' business software, a project not initiated specifically for Year 2000 reasons but which provided Year 2000 benefits through replacing non-compliant software, Enterprises currently estimates that its costs of the phases of identification, assessment, remediation and testing may be approximately $4.7 million which Enterprises believes is not material to its results of operations, liquidity and financial condition. Of that figure, Enterprises has currently expended approximately $3.5 million. A substantial proportion of the costs of remediation are associated with functional areas of Enterprises other than Information Services. Enterprises currently estimates that its cost of contingency planning efforts may be approximately $2.1 million.

Risks of Enterprises' Year 2000 Issues

         In light of the numerous computer-related systems and embedded chip devices present in business and production equipment used by a utility, and the interdependent nature of control systems, a large number of conceivable Year 2000 failure scenarios exist, potentially involving Enterprises' internal functions (such as billing), as well as its chilled water, steam and electricity generation and distribution functions. Consequences could conceivably range from essentially no operational problems to a massive disruption of chilled water, steam and electric service lasting for a significant period of time. Enterprises believes the probability of outages caused by Year 2000 problems is small. Further, since Enterprises does not stand alone but is electrically interconnected with other utilities across a substantial portion of the nation, even if Enterprises experiences no significant Year 2000 problems associated with its own equipment, its ability to deliver electricity could be adversely affected by Year 2000 failures experienced by other interconnected utilities. The probability of such failures is believed to be small. Enterprises currently expects to experience at least some, hopefully minor, problems associated with Year 2000. Some conceivable, though unlikely, Year 2000 failure scenarios could be material to Enterprises' results of operations.

         There are both external and internal risks associated with Year 2000 that could affect Enterprises' chilled water, steam and electricity generation, transmission and distribution operations. Potential internal risk factors include, but are not limited to, increased risk of generator trips, inability to start or restart generators, increased risk of transmission facility trips, loss of energy management systems, loss of Company-owned voice/data communications, system protection (relay) failures resulting in cascading outages or facility damage, failure of load-shedding controls to operate properly, failure of load management systems to operate properly, loss of or incorrect critical operating data, failure of environmental control systems, loss of distribution systems or failure of voltage control devices to operate properly. Occurrences of those internal problems, alone or in combination, could result in varying effects on Enterprises' operations. Concerns over these occurrences are minimal based on testing results that indicate no Year 2000-related problems with key generation and transmission control systems. Enterprises' generating units' control systems have been tested for critical dates and are already operating in the year 2000.

         External risk factors include, but are not limited to, loss of customer load, uncharacteristic load patterns, loss of leased communication facilities, failure of delivery systems to maintain supplies of fuel and severe or cold weather. Occurrences of a variety of those events, alone or in combination, could result in varying effects on Enterprises.

         In view of the unprecedented nature of the Year 2000 phenomenon, it is not clear whether insurance policy language in policies insuring Enterprises will be interpreted to cover or bar claims, if any, arising out of Year 2000 events.

        In light of the many adverse conditions that could conceivably happen to Enterprises associated with Year 2000, along with the speculation that many of them may not happen, it is extremely difficult to hypothesize a most reasonably likely worst case Year 2000 scenario with any degree of certainty. With that in mind, Enterprises believes the most reasonably likely worst case scenario would be an isolated partial reduction in generating unit capacity due to minor systems failures with no interruption of power to Enterprises' customers. Enterprises does not believe that the worst case scenario will occur and, should it occur, Enterprises believes that the consequences of that scenario, with regard to either costs of repair or lost revenues, are not likely to have a material effect on Enterprises' results of operations, liquidity and financial condition.

Enterprises' Contingency Plans

         The Contingency Planning Committee has reviewed hypothetical scenarios involving various Year 2000 system or device failures and prepared plans by which to operate Enterprises in the event those failures occur. Enterprises' contingency planning involves the phases of plan development, testing, execution and recovery after Year 2000 events. As with compliance testing, contingency planning touches essentially every area of Enterprises' operations, as well as interactions with interconnected utilities, customers, critical vendors and emergency and other governmental authorities.

         The planning phase involved activities to identify and evaluate potential impacts on business operations, life, property, and the environment; develop emergency plans including establishing procedures for mitigation of failures and evaluate contingency planning being done on systems that interface with Enterprises' systems; identify dates of action for various contingencies; establish responsibility and authority for various response efforts; and establish and perform a training program with respect to responding to contingencies, including practicing and testing the contingency plans and coordinating the efforts with governmental functions.

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

        In the testing phase, various drills have been and will be conducted to test the plans' effectiveness. Modifications have been made where testing indicated a need. In the execution phase, Enterprises will operate its contingency plans in response to events actually occurring.

         After Year 2000 events, if any, Enterprises will execute its post-event contingency plans as required. It will test its system functions, review the results, restore and restart systems, and notify appropriate authorities of the resolution of problems.

RESULTS OF OPERATIONS

      Comparison of Third Quarter and Nine Months Ended September 30, 1999
      --------------------------------------------------------------------
           with Third Quarter and Nine Months Ended September 30, 1998
           -----------------------------------------------------------

         Diluted earnings per share during the third quarter of 1999 was $.41, or $.11 below the $.52 attained in the comparable 1998 period. Weighted average, diluted shares for the 1999 third quarter were 86.4 million compared to 91.2 million for the same period in 1998 due to IPALCO's repurchase of 6 million common shares between December 1998 and March 1999. Diluted earnings per share during the first nine months of 1999 was $1.15, or $.04 below the $1.19 attained in the comparable 1998 period. Weighted average, diluted shares for the nine months ended September 30, 1999, were 87.0 million compared to 91.1 million for the same period in 1998. The following discussion highlights the factors contributing to the third quarter and nine months ended results.

Operating Revenues
------------------

         Operating revenues increased $6.5 million during the third quarter ended September 1999 compared to the similar period last year. Operating revenues for the nine months ended September 1999 increased $13.3 million from the comparable 1998 period. These results were due to the following:

                                Increase (Decrease) from Comparable 1998 Period
                                -----------------------------------------------
                                               September 30, 1999
                                               ------------------
                                 Three Months Ended         Nine Months Ended
                                 ------------------         -----------------
                                             (Millions of Dollars)

 Electric:
      Change in retail KWH sales - net of fuel   $ 10.3          $ 18.7
      Fuel revenue                                  2.2             3.9
      Wholesale revenue                            (6.5)           (6.7)
      DSM Tracker revenue                           0.3             0.4
 Steam revenue                                     (0.1)           (1.3)
 Other revenue                                      0.3            (1.7)
                                                -------         -------
      Total change in operating revenues         $  6.5          $ 13.3
                                                =======         =======


         The third quarter and nine months increase in retail KWH sales compared to the similar periods in 1998 resulted from a $9.9 million change in the estimate for unbilled revenue as well as from economic growth in Indianapolis. The third quarter of 1999 saw milder temperatures compared to last year. As a result, cooling degree days decreased 4%. The nine month ended increase in retail KWH sales compared to the same period in 1998 reflects colder weather during the first quarter of 1999 partially offset by milder weather during the summer. As a result, heating degree days were up 16% while cooling degree days were down 5% during the nine months ended September 30, 1999, compared to the same period in 1998. The changes in fuel revenues in 1999 from the prior year reflect changes in total fuel costs billed to customers. Wholesale revenue decreased during the third quarter and nine months ended of 1999 due to an unusually high level of generating unit outages during peak demand conditions.

Operating Expenses
------------------

         Fuel costs decreased by $6.6 million and $1.9 million in the third quarter and nine months ended September 1999, respectively, compared to the similar periods last year. The third quarter decrease was primarily due to an unusually high level of generating unit outages during the third quarter of 1999. The nine months ended decrease was primarily due to decreased average fuel costs partially offset by increased total KWH sales.

         Other operating expenses decreased $5.1 million and $14.9 million in the third quarter and nine months ended September 1999, respectively, compared to the similar periods in 1998. The third quarter decrease was primarily due to decreased administrative and general expense of $4.4 million relating to decreased benefits expense, and decreased distribution expense of $1.0 million. The nine months ended decrease was due to decreased administrative and general expense of $6.2 million, increased sales of emission allowances of $4.7 million (reduces operating expenses), decreased customer service and information expense of $2.1 million and decreased distribution expense of $1.4 million.

         Power purchased increased $22.5 million and $22.7 million during the third quarter and nine months ended September 30, 1999, compared to the similar periods last year. These increases were due to the unusually high level of generating unit outages during peak demand conditions ($13.4 million) and higher market prices for scheduled summer peaking power ($9.1 million).

         Maintenance expense increased $3.8 million and $5.6 million during the third quarter and nine months ended September 30, 1999, compared to the similar periods last year. The increase in expense was due to unplanned maintenance for unit outages. Also contributing to the nine months ended increase was the overhaul of unit 1 at the Petersburg plant during early 1999.

         As a result of the foregoing, utility operating income decreased 6.3% during the third quarter of 1999 from the comparable 1998 period, to $48.4 million. Utility operating income during the nine months ended September 1999 increased .1% from the comparable 1998 period, to $141.1 million.

Other Income and Deductions
---------------------------

         Other - net, which includes the pretax operating and investment income from operations other than IPL, as well as non-operating income from IPL, decreased $.9 million and $2.3 million, during the third quarter and nine months ended periods, respectively. The third quarter decrease resulted from increased net losses from operations other than IPL. The nine months ended decrease was due primarily to increased civic expenditures.

         During the third quarter of 1998, a gain from the termination of an agreement to purchase power was recognized by IPL in the amount of $12.5 million.

Interest and Other Charges
--------------------------

         Interest expense decreased $1.5 million for the nine months ended September 30, 1999, compared to the similar period last year primarily as a result of the reduction of the principal amount on the recapitalization debt facility of IPALCO.

New Accounting Pronouncement
----------------------------

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities," that Enterprises will be required to adopt in 2001 (see
Note  7  in  the  Notes  to  Consolidated   Financial   Statements  for  further
discussion).

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

3.1*     Articles of Incorporation of IPALCO Enterprises, Inc., as amended.
          (Exhibit 3.1 to the Form 10-Q dated 6-30-97.)

3.2*     Bylaws of IPALCO Enterprises, Inc, as amended.  (Exhibit 3.2 to the
          Form 10-Q dated 3-31-99.)

4.1*     IPALCO Enterprises, Inc. IPALCO PowerInvest Dividend Reinvestment and
          Direct Stock Purchase Plan. (Exhibit 4.1 to the Form 10-Q dated 9-30-96.)

4.2*     IPALCO Enterprises, Inc. and First Chicago Trust Company of New York
          (Rights Agreement as amended and restated).(Exhibit B to the Form 8-K dated 4-28-98.)

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



                                                IPALCO ENTERPRISES, INC.
                                              -----------------------------
                                                      (Registrant)



Date:     November 12, 1999                       /s/  John R. Brehm
       ---------------------                  -----------------------------
                                                    John R. Brehm
                                                    Vice President and Treasurer



Date:     November 12, 1999                       /s/  Stephen J. Plunkett
       ---------------------                  -----------------------------
                                                    Stephen J. Plunkett
                                                    Controller