Form 10-K
period 1999-12-31
IPALCO ENTERPRISES INC
filed 2000-03-01
CIK 728391

FORM 10-K

                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

         For the fiscal year ended
           December 31, 1999                   Commission File Number  1-8644

                            IPALCO ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

                  Indiana                                    35-1575582
         (State or other jurisdiction                   (I.R.S. Employer
           of incorporation or organization)              Identification No.)

                  One Monument Circle
                  Indianapolis, Indiana                        46204
         (Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code:  317-261-8261

         Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
         Title of Each Class                          on Which Registered
         IPALCO Enterprises, Inc.                       New York Stock Exchange
             Common Stock (without par value)           Chicago Stock Exchange
             Common Share Purchase Rights               New York Stock Exchange
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         As of January 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was: $1,330,676,506 based on the average of the high and low price of the common stock on such date. As of January 31, 2000, there were 85,700,469 shares of the registrant's common stock (without par value) outstanding.
                      -------------------------------------

         DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the IPALCO Enterprises, Inc. definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2000, are incorporated by reference into Part III of this Report.

                                     PART I
                                     ------

Item 1.       BUSINESS
              --------

ORGANIZATION

       IPALCO Enterprises, Inc. (IPALCO) is a holding company and was incorporated under the laws of the state of Indiana on September 14, 1983. IPALCO has 13 employees and has two (2) subsidiaries: Indianapolis Power & Light Company (IPL), a regulated electric and steam service utility, and Mid-America Capital Resources, Inc. (Mid-America), a holding company for unregulated businesses. IPALCO and its subsidiaries are collectively referred to as "Enterprises."

       Enterprises has two business segments, electric and "all other." Steam operations of IPL and all subsidiaries other than IPL are combined in the "all other" segment (see Note 15 in the Notes to Consolidated Financial Statements for additional information about segments).

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

       IPL's business is not dependent on any single customer or group of a few customers. IPL's electricity sales for 1995-1999 are depicted on page I-5.

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

       IPL is also subject to federal, state and local environmental laws and regulations, particularly as to generating station discharges affecting air and water quality. The impact of compliance with such regulations on the capital and operating costs of IPL has been and will continue to be substantial (see Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under "Competition and Industry Changes").

RETAIL RATEMAKING

       IPL's tariffs for electric and steam service to retail customers (basic rates and charges) are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the Office of the Indiana Utility Consumer Counselor, as well as other interested consumer groups and customers. In Indiana, basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Pursuant to statute, the IURC conducts a periodic review of the basic rates and charges of all utilities at least once every four years. Other numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual maintenance and capital expenditures, fuel costs, generating unit availability and purchased power costs and availability can affect the return realized. During 1998, in an order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily select service under IPL's Elect Plan option. Under two of these options, the customer's prices are not adjusted for changes in fuel costs or other factors. During 1999, the total revenue from customers choosing the Elect Plan options was $68 million. The Elect Plan will expire in September 2001 unless a subsequent plan is approved by the IURC. Substantially all other IPL customers are served pursuant to retail tariffs that provide for the monthly billing or crediting to customers of increases or decreases, respectively, in the actual costs of fuel consumed from estimated fuel costs embedded in base tariffs, subject to certain restrictions on the level of operating income. Additionally, most such retail tariffs provide for billing of "lost revenue margins" on estimated kilowatt-hour (kWh) sales reductions along with current and deferred costs resulting from IPL's IURC-approved demand side management programs (DSM). IPL maintains its books and records consistent with generally accepted accounting principles reflecting the impact of regulation (see Note 1 in the Notes to Consolidated Financial Statements and Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under "Nature of Operations and Regulatory Matters").

       Future events, including the advent of retail competition within IPL's service territory, could result in the deregulation of part of IPL's existing regulated businesses (see "Competition and Industry Changes" in Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS"). Upon deregulation, adjustments to IPL's accounting records may be required to eliminate the historical impact of regulatory accounting. Such adjustments, as required by Statement of Financial Accounting Standards No. 101 (SFAS 101), "Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71," would eliminate the "effects of any actions of regulators that have been  recognized as assets and  liabilities...."
Required adjustments could include expensing of any unamortized net regulatory assets, elimination of certain tax liabilities and a write down of any impaired utility plant balances. IPL does not expect to be required to adopt SFAS 101 in the near term.

FUEL

       In 1999, approximately 99% of the total kWh produced by IPL were generated from coal. Natural gas, No. 2 fuel oil and purchased steam combined to provide the remaining kWh generation. Natural gas is used in IPL's newer combustion turbines. In addition to use in oil-fired generating units, fuel oil is used for start up and flame stabilization in coal-fired generating units.

       IPL's long-term coal contracts provide for the major portion of its burn requirements through the year 2005. The long-term coal agreements are with four suppliers and the coal is mined entirely in the state of Indiana. It is presently believed that all coal used by IPL will be mined by others. IPL normally carries fuel oil and a 60-day supply of coal to offset unforeseen occurrences such as labor disputes, equipment breakdowns and power sales to other utilities. IPL increases its stockpile to an approximate 80-day supply when strikes are anticipated in the coal industry. In preparation for possible supply problems with Year 2000 issues, IPL temporarily increased its stockpile to an approximate 100-day supply at the end of 1999.

EMPLOYEE RELATIONS

       As of December 31, 1999, IPL had 1,936 employees of whom 971 were represented by the International Brotherhood of Electrical Workers, AFL-CIO
(IBEW) and 307 were represented by the Electric Utility Workers Union (EUWU), an independent labor organization. In September 1999, the membership of the IBEW ratified a new labor agreement that remains in effect until December 16, 2002. The agreement provided for general pay adjustments of 4% in December 1999, 2% in December 2000 and 2% in December 2001, and changes in pension and health care coverage. In February of 1998, the membership of the EUWU ratified a new labor agreement that remains in effect until February of 2001. The agreement provided for general pay adjustments of 3% in both 1998 and 1999, as well as an adjustment of 2% in 2000. The agreement also provides for increases in pension amounts.


                MID-AMERICA CAPITAL RESOURCES, INC. (Mid-America)

GENERAL

     Mid-America, the holding company for the unregulated activities of Enterprises, has as subsidiaries Mid-America Energy Resources, Inc. (Energy Resources), Indianapolis Campus Energy, Inc. (ICE), Cleveland Thermal Energy Corporation (Cleveland Thermal) and Cleveland District Cooling Corporation (Cleveland Cooling).

     Mid-America has also made investments in entities which are not subsidiaries. At December 31, 1999, it had an investment in Internet Capital Group, Inc. (Nasdaq: ICGE). Mid-America also had an investment in EnerTech Capital Partners II L.P., a venture capital fund. (See Item 7, "MANAGEMENT'S DISCUSSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" under "LIQUIDITY AND CAPITAL RESOURCES" within the subsection "IPALCO.")

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


EMPLOYEES

       As of December 31, 1999, Mid-America and its subsidiaries had 82 employees. There are no labor organizations.

                                              IPALCO ENTERPRISES, INC.
                                         STATISTICAL INFORMATION - ELECTRIC

The following table of statistical information presents additional data on IPL's operation.

                                                                Year Ended December 31,
                                  ------------------------------------------------------------------------------------
Operating Revenues (In              1999 (1)         1998 (1)          1997 (1)            1996              1995
Thousands):
                                  ------------     ------------    --------------     -------------     --------------
  Residential                     $   282,254      $   269,351     $     261,832      $    261,819      $     243,055
  Small industrial and commercial     127,027          122,082           125,131           131,465            130,009
  Large industrial and commercial     328,903          321,103           306,761           298,720            275,803
  Public lighting                      10,386            9,754             9,324             9,043              8,369
  Miscellaneous                        10,600           12,469            12,050             9,264              8,289
                                  ------------     ------------    --------------     -------------     --------------
    Revenues - ultimate consumers     759,170          734,759           715,098           710,311            665,525
  Sales for resale - REMC               1,035              936             1,082             1,141              1,105
  Sales for resale - other             40,132           50,140            21,954            13,312              6,758
                                  ------------     ------------    --------------     -------------     --------------
      Total electric revenues     $   800,337      $   785,835     $     738,134      $    724,764      $     673,388
                                  ============     ============    ==============     =============     ==============

Kilowatt-hour Sales (In
Millions):
  Residential                           4,510            4,359             4,276             4,367              4,277
  Small industrial and commercial       1,928            1,888             1,969             2,117              2,197
  Large industrial and commercial       7,187            7,138             6,857             6,772              6,509
  Public lighting                          73               71                69                71                 73
                                  ------------     ------------    --------------     -------------     --------------
    Sales - ultimate consumers         13,698           13,456            13,171            13,327             13,056
  Sales for resale - REMC                  33               31                29                29                 28
  Sales for resale - other              1,968            2,252             1,111               725                394
                                  ------------     ------------    --------------     -------------     --------------
      Total kilowatt-hours sold        15,699           15,739            14,311            14,081             13,478
                                  ============     ============    ==============     =============     ==============

Customers at End of Year:
  Residential                         385,799          379,943           374,686           370,029            365,163
  Small industrial and commercial      42,610           42,230            41,137            40,393             39,772
  Large industrial and commercial       4,107            4,036             3,960             3,657              3,557
  Public lighting                         509              445               357               313                290
                                  ------------     ------------    --------------     -------------     --------------
    Total ultimate consumers          433,025          426,654           420,140           414,392            408,782
  Sales for resale - REMC                   1                1                 1                 1                  1
                                  ------------     ------------    --------------     -------------     --------------
      Total electric customers        433,026          426,655           420,141           414,393            408,783
                                  ============     ============    ==============     =============     ==============


(1) Includes estimated electric operating revenue and kilowatt-hour sales for services delivered but not billed during the period (see Notes 1 and 3 in the Notes to Consolidated Financial Statements).


Item 2.       PROPERTIES
              ----------

IPL

       IPL's executive offices are in the IPALCO Corporate Center located at One Monument Circle, Indianapolis, Indiana. This facility also houses certain administrative operations of certain other IPALCO subsidiaries.

       IPL also owns two distribution service centers in Indianapolis at 1230 West Morris Street and 3600 North Arlington Avenue. IPL's customer service center is located at 2102 North Illinois Street in Indianapolis.

       IPL owns and operates three primarily coal-fired generating plants that are used for electric generation. IPL also operates one coal and gas-fired plant. For electric generation, the total gross nameplate rating is 3,024 MW, winter capability is 3,036 MW and summer capability is 2,956 MW. For steam generation, gross capacity is 1,990 Mlbs. (thousands of pounds) per hour.

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

     Combination Electric and Steam Station:

     C.C.Perry Section K plant (Perry K), located in Indianapolis with 20 MW nameplate rating (net winter capability 20 MW, summer 19 MW) for electric and a gross winter and summer capacity of 1,990 Mlbs. per hour for steam.


       Net electrical generation during 1999, at the Petersburg, Stout and Pritchard stations accounted for about 69.0%, 23.3% and 7.7%, respectively, of IPL's total net generation. Perry K produced all of the steam generated by IPL for the steam system. In addition, IPL purchases steam from an independent resource recovery system in Indianapolis.

       Included in the above totals are three gas turbine units at the Stout station added in 1973, one gas turbine added in 1994 and one gas turbine added in 1995 with a combined nameplate rating of 214 MW. Also included is one diesel unit each at Pritchard and Stout stations and three diesel units at Petersburg station, all added in 1967. Each diesel unit has a nameplate rating of 3 MW.

       During 1998, IPL announced plans to construct up to 200 megawatts of new combustion turbines (CTs). The new turbines would be used during times of highest or "peak" electric demand. One turbine is expected to be placed in service by June 2000, and is included in the construction forecast. IPL filed a petition with the IURC recommending that the IURC decline its jurisdiction over IPL's planned construction and operation of the new CTs and adopt an alternative procedure for dealing with the sale of power produced by the CTs to IPL's retail customers. During 1999, the IURC agreed to decline to exercise its jurisdiction over the construction of the CTs. The Commission also agreed to defer any determinations regarding all ratemaking issues until a later proceeding.

       IPL's transmission system includes 457 circuit miles of 345,000 volt lines, 359 circuit miles of 138,000 volt lines and 269 miles of 34,500 volt lines. Underground distribution and service facilities include 686 miles of conduit and 6,487 wire miles of conductor. Underground street lighting facilities include 108 miles of conduit and 760 wire miles of conductor. Also included in the system are 73 bulk power substations and 69 distribution substations.

       Steam distribution properties include 22 miles of mains with 238 customer connections. Other properties include coal and other minerals, underlying 798 acres in Sullivan County, Indiana, and coal underlying about 6,215 acres in Pike and Gibson Counties, Indiana. IPL owns approximately 4,067 acres in Morgan County, Indiana and approximately 884 acres in Switzerland County, Indiana, for future plant sites.

       All critical facilities owned by IPL are well maintained, in good condition and meet the present needs of IPL.

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

       Cleveland Thermal owns and operates two steam plants in Cleveland, Ohio, with a total of eight boilers having a gross capacity of 1,025 Mlbs. per hour. The distribution system includes 15.5 miles of mains with 289 services. Cleveland Cooling owns and operates a district cooling facility located near downtown Cleveland, which distributes chilled water to subscribers located downtown for their air conditioning needs. The plant is equipped with two 5,000 ton chillers powered by electricity.

       In 1997, Enterprises initiated a plan to sell during 1998, Cleveland District Cooling Corporation and Cleveland Thermal Corporation (collectively referred to as CER) and ceased recording depreciation. During the third quarter of 1998, Enterprises determined that it was not probable that CER would be sold during 1998, and resumed depreciation on these assets. Enterprises anticipates the sale of CER in 2000.

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

Item 3.       LEGAL PROCEEDINGS
              -----------------

     IPL is a  party  to  State  of  Michigan  et al v.  U.S.  EPA a  proceeding
                          ----------------------------------------
instituted in November, 1998, now pending in the U.S. Court of Appeals for the District of Columbia Circuit. This is a petition for review of EPA's rule promulgated October 27, 1998, requiring Indiana and 22 other jurisdictions to impose more stringent limitations on emissions of nitrogen oxides (the "NOx SIP Call"). Petitioners challenging the NOx SIP Call include seven states, about 60 investor-owned electric utility companies, numerous trade associations, serveral municipal utilities, co-ops, and labor unions. Intervenor-respondents include several environmental interest groups, Canada, eight states in the Northeast, and several eastern electric utility companies.

     EPA's NOx SIP Call would require operators of coal-fired electric utility boilers in the affected states to limit NOx emissions to 0.15 pounds per million BTUs of heat input as a system-wide average. That limit calls for a reduction of about 85% from 1990 average emissions from coal-fired electric utility boilers, and a reduction of about 57% from Enterprises' current emissions.

     It is not possible to predict whether EPA's NOx SIP Call will ultimately survive judicial review. Nor is it possible to predict accurately the costs of compliance. Enterprises' preliminary estimates are that the NOx SIP Call would necessitate capital expenditures of about $180 million.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------

       None

EXECUTIVE OFFICERS OF THE REGISTRANT AT FEBRUARY 29, 2000.

       Name, age (at December 31, 1999), and positions and offices held for the past five years:

                                                    From               To
                                                    ----               --
John R. Hodowal (54)
  Chairman of the Board and
    President of IPALCO                         May, 1989
  Chairman of the Board of IPL                  February, 1990
  Chief Executive Officer of IPL                May, 1989

Ramon L. Humke (67)
  Vice Chairman of IPALCO                       May, 1991
  President and Chief Operating
    Officer of IPL                              February, 1990

John R. Brehm (46)
  Vice President and Treasurer
    of IPALCO                                   May, 1989
  Senior Vice President - Finance of IPL        May, 1998
  Senior Vice President - Finance
    and Information Services of IPL             May, 1991        May, 1998

Stephen M. Powell (49)
  Senior Vice President -
    Energy Supply of IPL                        May, 1998
  Manager of Engineering and
    Production Services of IPL                  June, 1994       May, 1998

N. Stuart Grauel (55)
  Vice President - Public Affairs
    of IPALCO                                   May, 1991

Bryan G. Tabler (56)
  Vice President -
    Secretary and General Counsel of IPALCO     January, 1995
  Senior Vice President -
    Secretary and General Counsel of IPL        January, 1995

Ralph E. Canter (43)
  Senior Vice President -
    Customer Services of IPL                    May, 1998
  Vice President -
    Steam Operations                            May, 1995        May, 1998
  Manager of Steam Operations                   October, 1990    May, 1995

Paul S. Mannweiler (50)
  Senior Vice President -
    External Affairs of IPL                     January, 1997
  Partner, Locke Reynolds Boyd and Weisell      July, 1980       December, 1996

Max Califar (46)
  Vice President - Human
    Resources of IPL                            December, 1992

Michael P. Holstein (42)
  Vice President - Strategic Business
        Initiatives of IPALCO                   May, 1998
  Vice President - Corporate
    Strategy and Marketing                      April, 1996      May, 1998
  Corporate Strategies of IPL                   July, 1995       April, 1996
  Senior Manager, Deloitte & Touche LLP         March, 1994      July, 1995

Michael G. Banta (49)
  Vice President - Financial Strategy           May, 1998
  Vice President and Assistant General
      Counsel of IPL                            July, 1995       May, 1998

Daniel L. Short (42)
  Assistant Treasurer of IPALCO                 January, 2000
  Treasurer of IPL                              January, 2000
  Treasurer of Mid-America Capital Resources    January, 1995

Stephen J. Plunkett (51)
  Controller of IPALCO
    and IPL                                     May, 1991

                              PART II
                              -------

Item 5. MARKET FOR REGISTRANT'S COMMON  EQUITY AND RELATED STOCKHOLDER MATTERS
        ----------------------------------------------------------------------

        On March 15, 1999, IPALCO completed its most recent common stock purchase plan initiated in late 1998. This plan resulted in IPALCO's purchase, in the open market and in privately negotiated transactions, of 6 million shares or 6.6% of its outstanding common stock. All shares purchased remained in Treasury stock at December 31, 1999.

       IPALCO's initial stock purchase plan resulted in the purchase of 25,078,856 shares of IPALCO's common stock during 1997, which remained in Treasury stock at December 31, 1999.

       At December 31, 1999, IPALCO had 18,758 holders of common stock of record (including shareholders whose shares are held in IPALCO PowerInvest, the Dividend Reinvestment and Direct Stock Purchase Plan of IPALCO Enterprises, Inc.). IPALCO's common stock is principally traded on the New York Stock Exchange and the Chicago Stock Exchange. The high and low sale prices for IPALCO's common stock during 1999 and 1998 as reported on the Composite Tape in The Wall Street Journal were as follows:

                             1999                            1998
                  --------------------------       --------------------------
                     High           Low               High            Low
                  Sale Price     Sale Price        Sale Price      Sale Price
                  ----------     ----------        ----------      ----------
First Quarter     $28 9/16       $21 13/16         $22 5/8         $19 15/16
Second Quarter      24 3/4        21                23 1/16         20 1/8
Third Quarter       22 7/8        18 15/16          23 7/8          20 3/4
Fourth Quarter      21            15  5/8           27 13/16        22 3/4

       The high and low sale prices for IPALCO's common stock reported on the Composite Tape in The Wall Street Journal for the period January 1, 2000, through February 25, 2000, were: High - $20 15/16, Low - $15 13/16.

       Quarterly dividends paid on the common stock during 1999 and 1998 were as follows:

                                         1999           1998
                                         ----           ----
      First Quarter                     $.1375         $.1250
      Second Quarter                     .1500          .1375
      Third Quarter                      .1500          .1375
      Fourth Quarter                     .1500          .1375

       At its meeting on February 29, 2000, the Board declared a regular quarterly dividend on common stock of $.1625 per share, payable April 15, 2000, to shareholders of record on March 31, 2000.

Dividend Restrictions
---------------------

       The following restrictions pertain to IPL but, to the extent that the dividends of IPALCO depend upon IPL earnings, may have an effect on IPALCO. So long as any of the several series of bonds of IPL issued under the Mortgage and Deed of Trust, dated as of May 1, 1940, as supplemented and modified, executed by IPL to American National Bank and Trust Company of Chicago, as Trustee, remain outstanding, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in Section 47 of such Mortgage, after December 31, 1939. The amount which these Mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 1999, exceeded retained earnings at that date. Such restrictions do not apply to the declaration or payment of dividends upon any shares of capital stock of any class to an amount in the aggregate not in excess of $1,107,155, or to the application to the purchase or redemption of any shares of capital stock of any class of amounts not to exceed in the aggregate the net proceeds received by IPL from the sale of any shares of its capital stock of any class subsequent to December 31, 1939. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment. The management of IPL believes these restrictions will not materially restrict anticipated dividends.

Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA
            ------------------------------------

(In Thousands Except Per Share Amounts)             1999             1998              1997             1996              1995
---------------------------------------
                                              ---------------  ---------------   ---------------  ---------------   ---------------

Total utility operating revenues (1)          $      834,652   $      821,256    $      776,427   $      762,503    $      709,206
Utility operating income                             183,501          179,511           167,315          163,219           147,588
Allowance for funds used during
  construction                                         2,201            2,300             4,407            9,321            11,370
Income before cumulative effect of
  accounting change                                  128,947          130,119            95,699          114,275            98,778
Cumulative effect of accounting change (1)                 -                -            18,347                -                 -
Net income                                           128,947          130,119           114,046          114,275            98,778
Utility plant - net                                1,750,412        1,748,460         1,766,383        1,787,969         1,792,007
Total assets                                       2,315,837        2,118,945         2,155,558        2,182,701         2,230,029
Common shareholders' equity                          677,746          574,191           524,546          857,358           821,635
Cumulative preferred stock of subsidiary              59,135           59,135             9,135           51,898            51,898
Long-term debt (less current
  maturities and sinking
  fund requirements)                                 870,050          907,974         1,032,846          662,591           698,600
Utility construction expenditures                    103,452           79,458            73,130           78,543           166,874
Nonutility construction expenditures                     295              975             1,569            4,187            34,745

BASIC EARNINGS PER SHARE (2) (3)
Income before cumulative effect of
  accounting change                                     1.50             1.45              1.00             1.00               .87
Cumulative effect of accounting change (1)                 -                -               .19                -                 -
Net Income                                              1.50             1.45              1.19             1.00               .87

DILUTED EARNINGS PER SHARE (2) (3)
Income before cumulative effect of
  accounting change                                     1.49             1.43               .99             1.00               .87
Cumulative effect of accounting change (1)                 -                -               .19                -                 -
Net Income                                              1.49             1.43              1.18             1.00               .87

Dividends declared per share of
  common stock  (3)                                      .60              .55               .50              .74               .72


See consolidated financial statements.

(1) In 1997, IPL adopted the unbilled revenue method of accounting for electricity and steam delivered during the period. Revenues are accrued for services provided but unbilled at the end of each month (see Notes 1 and 3 in the Notes to Consolidated Financial Statements).
(2) See Note 6 in the Notes to Consolidated Financial Statements.
(3) Per share amounts have been adjusted to reflect the two-for-one common stock split issued in March 1999 and three-for-two split in 1996.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
        RESULTS OF OPERATIONS (INCLUDING ITEM 7A)
        -----------------------------------------

       IPALCO Enterprises, Inc. (IPALCO) is a holding company incorporated under the laws of the state of Indiana. Indianapolis Power & Light Company (IPL) and Mid-America Capital Resources, Inc. (Mid-America) are subsidiaries of IPALCO Enterprises, Inc. (collectively referred to as Enterprises). Mid-America is the holding company for the unregulated activities of IPALCO. IPL represents the regulated subsidiary. Enterprises has two business segments (electric and "all other"). IPL steam and all subsidiaries other than IPL were combined in the "all other" category (see Note 15 in the Notes to Consolidated Financial Statements).

FORWARD-LOOKING STATEMENTS

       Enterprises hereby files cautionary statements identifying important factors that could cause Enterprises' actual results to differ materially from those projected in forward-looking statements of Enterprises. This Form 10-K, and particularly Management's Discussion and Analysis, contains forward-looking statements. Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, future revenues, income, earnings per share or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words "anticipate," "believe," "estimate," "expect," "forecast," "project," "objective," and similar expressions are intended to identify forward-looking statements.

       Some important factors that could cause Enterprises' actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, fluctuations in customer growth and demand, weather, fuel costs, generating unit availability, purchased power costs and availability, regulatory action, environmental matters, federal and state legislation, interest rates, labor strikes, maintenance and capital expenditures and local economic conditions. In addition, IPL's ability to have available an appropriate amount of production capacity in a timely manner can significantly affect IPL's financial performance. The timing of deregulation and competition, product development and technology changes are also important potential factors. Most of these factors affect Enterprises through its wholly owned subsidiary, IPL.

       All such factors are difficult to predict, contain uncertainties that may materially affect actual results and are beyond the control of Enterprises.


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

        Consistent with the strategy, during 1997, IPALCO purchased approximately 25.1 million shares, or about 21%, of its outstanding common stock. Such purchase was accomplished in a single transaction through a self-tender offer (1997 Tender Offer) at a price of $16 per share, resulting in a total transaction value of approximately $403.1 million. On March 15, 1999, IPALCO completed a second common stock purchase plan (1998 Purchase Plan) which began in 1998. The 1998 Purchase Plan resulted in the purchase, through the open market and in privately negotiated transactions, of 6 million shares or 6.6% of IPALCO's outstanding common stock for a total cost of $154 million.

       The 1997 Tender Offer was financed with a $401 million revolving credit facility (revolver) which was issued in April 1997. By July 15, 1998, the outstanding balance under the revolver had been reduced to $234 million. At that time, IPALCO replaced the revolver with a commercial paper facility. The 1998 Purchase Plan was financed with the issuance of additional commercial paper through the commercial paper facility, as well as with cash flows from operations. The net outstanding balance of the commercial paper facility at December 31, 1999, was $211.2 million.

       As a result of the common stock and debt transactions enumerated above, Enterprises' debt-to-capital ratio increased from 42.6% at December 31, 1996, to 65.9% at December 31, 1997. At December 31, 1998, Enterprises debt-to-capital ratio was 59.0% and at December 31, 1999, the debt-to-capital ratio was 55.6%. Enterprises believes its earnings and cash flow will be sufficient to allow it to retain earnings and reduce debt so that the target debt-to-capital ratio of 45% can be achieved in 2002. There can be no assurance, however, that such a target ratio can be achieved or that economic or industry factors will not make achieving such a ratio impractical or undesirable. Enterprises continually evaluates additional purchases of outstanding IPALCO common stock, and investments in new growth, as possible alternatives to its basic plan of using its cash flow to achieve its target debt-to-capital ratio in 2002. There can be no assurance as to the timing or outcome of such evaluations.

        During 1998 and 1999, Mid-America invested $1.2 million in Internet Capital Group LLC. The limited liability company, which is an internet holding company, merged into Internet Capital Group, Inc. (Nasdaq: ICGE) and went public on August 5, 1999. At December 31, 1999, Mid-America held 1,030,600 shares of ICGE. During February 2000, Mid-America sold 1 million shares of ICGE at an average price per share of $113.17. The after-tax proceeds from this sale were applied primarily to the reduction of IPALCO's outstanding unsecured debt. Also during 1999, Mid-America made a commitment to invest $15 million in EnerTech Capital Partners II L.P., a venture capital fund. The fund invests in service and technology companies providing innovative products and services that take advantage of opportunities created by deregulation of the energy and telecommunications industries. At December 31, 1999, Mid-America had funded $1.5 million of such commitment and expects to fund the balance during 2000.

       Also consistent with its financial strategy, simultaneously with the announcement of the 1997 Tender Offer on February 25, 1997, IPALCO reduced its quarterly dividend from $.185 per share ($.74 annually) to $.125 per share ($.50 annually). Since that time, IPALCO has increased its quarterly dividend each year. On February 29, 2000, the Board increased the quarterly dividend to $.1625 per share ($.65 annually), up from $.15 per share ($.60 annually) during 1999.

       IPALCO believes its financial strategy will enable it to raise sufficient funds, when necessary, to replace existing assets and undertake investments in new growth while maintaining a prudent balance between debt and equity in the capital structure. IPALCO believes its actions preserve the financial flexibility necessary to accommodate unexpected future cash needs.

       Sustaining investment grade debt ratings is a key element for having adequate liquidity and financial flexibility. As of December 31, 1999, IPALCO's corporate credit rating was A+ as rated by Standard & Poor's. IPALCO's senior unsecured debt was rated AA- by Duff & Phelps and its commercial paper was rated P-1 by Moody's, A-1 by Standard & Poor's and D-1+ by Duff & Phelps.

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

       IPALCO and IPL are subject to extensive regulation at both the federal and state level. For example, IPALCO is subject to the normal, yet significant, regulatory requirements of the Securities and Exchange Commission. IPL is substantially affected by the regulatory jurisdiction of the Environmental Protection Agency and the Federal Energy Regulatory Commission at the federal level and the Indiana Department of Environmental Management and the Indiana Utility Regulatory Commission (IURC) at the state level. Other significant regulatory agencies affecting the Company include, but are not limited to, the U.S. Department of Labor and the Indiana Occupational Safety and Health Administration. The regulatory power of the IURC over IPL is both comprehensive and typical of the economic regulation generally imposed by state public utility commissions over investor-owned utilities.

       An inherent business risk facing any regulated public utility is that of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Indiana, as elsewhere. Therefore, IPL attempts to work cooperatively with regulators and those who participate in the regulatory process, while remaining vigilant and steadfast in protecting IPL's legal rights in the regulatory process. IPL takes an active role in addressing regulatory policy issues in the current regulatory environment, which is subject to rapid change in large part because of the trend toward restructuring of the United States electric utility industry and increased activity by environmental regulators.

Elect Plan
----------

       In 1998, the IURC approved a plan that allows IPL to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service plans. IPL's authority to offer these options will expire on September 18, 2001, and any contracts entered into thereunder must terminate on or before that date unless a subsequent plan is approved by the IURC.

       Under the plan, eligible IPL customers may enter into written contracts for:

           Fixed Rate - Pay a guaranteed fixed rate per unit of consumption for one or more years.

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

Authorized Annual Operating Income
----------------------------------

       During quarterly fuel adjustment clause proceedings, the annual jurisdictional operating income of IPL's electric business is subject to review. IPL's steam business is subject to annual fuel adjustment clause proceedings. Customer refunds could result if actual annual jurisdictional operating income exceeds levels authorized by the IURC (see Note 1 in the Notes to Consolidated Financial Statements). IPL does not anticipate any customer refunds to result from such reviews during 2000.


                        Competition and Industry Changes
                        --------------------------------

       In recent years, various forms of proposed industry-restructuring legislation and/or rulemakings have been introduced at the federal level and in several states. Generally, the intent of these initiatives is to encourage an increase in competition within the regulated electric utility industry. While federal rulemaking to date has addressed only the electric wholesale market, various state legislatures are considering or have enacted new laws impacting the retail energy markets within their respective states. A discussion of the legislative and regulatory initiatives most likely to affect IPL follows:

Wholesale Energy Market
-----------------------

       In April 1996, the Federal Energy Regulatory Commission (FERC) issued Orders 888 and 889 concerning open access transmission service for wholesale sales. These Orders require all utilities under FERC jurisdiction to: 1. file open, nondiscriminatory transmission access tariffs with FERC; 2. offer transmission to eligible customers comparable to service they provide themselves; and 3. take service under the tariffs for their own wholesale sales and purchases of electricity. IPL filed its open access transmission tariff on January 6, 2000. Historically, FERC has issued an order making such tariffs effective as of their date of filing. FERC Order 888 also provides for the recovery of utility stranded costs that are defined as the difference between revenues received by utilities under traditional ratemaking and market-based prices.

       In  December  1999,  FERC  issued  Order  2000,  which  provides  for the voluntary formation of regional transmission organizations (RTOs), entities created to operate, plan and control utility transmission assets. Order 2000 also prescribes certain characteristics and functions of acceptable RTO proposals. The rule requires all public utilities that own, operate or control interstate transmission to individually file in October 2000, either a proposal to join an RTO or the reasons for not participating in an RTO.

Retail Energy Market
--------------------

       The legislatures of several states have enacted, and many other states are considering, new laws that would allow various forms of competition for retail sales of electric energy. While each state proposal is different, most provide for some recovery of a utility's stranded costs and require an extended transition period before competition is fully effective. Additionally, a few states have implemented pilot programs that experiment with allowing some form of customer choice of electricity suppliers.

       In Indiana, competition among electric energy providers for sales has focused primarily on the sale of bulk power to other public and municipal utilities. Indiana law provides for electricity suppliers to have exclusive retail service areas.

       In 1995, the Indiana General Assembly, anticipating increasing competitive forces in the regulated public utility industry, enacted I.C. 8-1-2.5. This law enables the IURC to consider and approve, on an individual utility basis, utility-initiated proposals wherein the IURC declines to exercise jurisdiction over the whole or any part of the utility, or its retail energy service or both. The IPL Elect Plan was approved by the IURC under this law.

       During 1997, the Indiana General Assembly authorized a legislative study committee to assess the issue of electric utility competition and restructuring. A comprehensive restructuring bill was introduced in the Indiana Senate in 1998, but failed to pass. Subsequently, comprehensive restructuring bills were submitted in both 1999 and 2000, and also failed to pass. IPL continues to work cooperatively with other electric utilities in Indiana regarding future legislation. However, the outcome of such efforts is uncertain.

National Ambient Air Quality Standards
--------------------------------------

       On July 16, 1997, the United States Environmental Protection Agency (EPA) promulgated final rules tightening the National Ambient Air Quality Standards for ozone and creating new fine particulate matter standards. On October 29, 1999, after conducting a rehearing of its initial decision of May 14, 1999, the United States Court of Appeals for the District of Columbia Circuit determined that the new ozone standards were not issued lawfully, but left open the question of future remedy. The Court also determined that the standards for fine particulate matter were legally deficient in certain respects. EPA has petitioned the Supreme Court to review the Court of Appeals' decision.

NOx SIP Call
------------

       On October 27, 1998, EPA issued a final rule calling for Indiana, along with 22 other jurisdictions in the eastern third of the United States, to impose more stringent limits on nitrogen oxides (NOx) from fossil-fuel fired steam electric generators, such as those operated by Enterprises. This rule (the NOx SIP Call) was based in part on the new ozone standards that were later held unlawful in the Court of Appeals' decision discussed above. In a separate decision on May 25, 1999, the Court of Appeals stayed the compliance deadlines in the NOx SIP Call.

       Because power plants emit nitrogen oxides, as well as certain air pollutants that may contribute to formation of fine particulate matter, existing Enterprises sources may be required to be retrofitted with additional air pollution controls in the future, either as a result of EPA's 1997 and 1998 regulations or due to future regulatory actions. Enterprises is a party to litigation concerning EPA's 1997 and 1998 final regulations, and that litigation is still in progress.

       EPA's NOx SIP Call would require operators of coal-fired electric utility boilers in the affected states to limit NOx emissions to 0.15 pounds per million BTUs of heat input as a system-wide average. That limit calls for a reduction of about 85% from 1990 average emissions from coal-fired electric utility boilers, and a reduction of about 57% from Enterprises' current emissions.

       It is not possible to predict whether EPA's NOx SIP Call will ultimately survive judicial review. Nor is it possible at this time to predict accurately the costs of compliance. Enterprises' preliminary estimates are that the NOx SIP Call would necessitate capital expenditures of about $180 million.

       The Indiana Department of Environmental Management has recently circulated a draft rule calling for coal-fired electric utilities to meet an emission limit of 0.25 pounds of NOx per million BTUs of heat input on a company-wide basis. Preliminary estimates are that compliance with such a limit would call for Enterprises to expend capital of approximately $81 million. It is not possible to predict whether the draft rule will ever become effective.

       As to timing, if either of the requirements discussed in the two preceding paragraphs became effective, they would likely do so during the 2000-2001 period and would probably necessitate deployment of capital during the period between 2002 and 2005. There can be no certainty about these estimates.

       Enterprises expects to refine the above estimates as engineering studies progress and when, as, and if such rules become effective.


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

       Sustaining investment grade debt ratings is also a key element for having adequate liquidity and financial flexibility. As of December 31, 1999, IPL's senior secured debt was rated AA- by Standard & Poor's, Aa2 by Moody's Investor Services and AA+ by Duff & Phelps, and IPL's commercial paper was rated A-1+ by Standard & Poor's, P-1 by Moody's Investor Services and D-1+ by Duff & Phelps. IPL expects to be able to maintain investment grade debt ratings into the foreseeable future.

       During 1999, IPL refinanced its $23.5 million 7.45% Series first mortgage bonds with the use of proceeds from a $23.5 million unsecured note. The 1999 Series note has an interest rate based on tax-exempt auction rates and has a maturity date of August 1, 2030 (see Note 7 in the Notes to Consolidated Financial Statements).

       IPL has no long-term debt that matures during 2000. However, other existing higher-rate debt may be refinanced depending upon market conditions.

       During the next five years, IPL expects to meet its cash requirements without any additional permanent financing. Cash flows from operations and temporary short-term borrowings are projected to provide the funds required for IPL's construction program. See the following section for discussion of the construction program.

                               Future Performance
                               ------------------

       Traditionally, retail KWH sales, after adjustments for weather variations, have grown in reasonable correlation with growth in service territory economic activity. During the past 10 years, IPL's retail KWH sales have grown at a compound annual rate of 2.0%, while the Indianapolis economy grew at an annual rate of 2.5%. The Indianapolis economy is expected to grow at an annual rate of 2.7% for 2000 through 2004, according to the Kelley School of Business at Indiana University.

       IPL's wholesale KWH sales decreased 12% in 1999 from the level achieved in 1998, largely as a result of planned and unplanned generating unit outages. As IPL's retail sales grow, the level of generating capacity available for wholesale sales is more limited. The ability to sell power in the highly competitive wholesale market is also highly dependent on market conditions and the level and frequency of unplanned outages. IPL is unable to predict, with any degree of certainty, the level of wholesale sales that may be achieved in 2000.

       Operating and maintenance expenses were $425.0 million in 1999. These expenses in 2000 will be influenced by the level of KWH generation, generating unit availability and overhaul costs, purchased power costs, cost control programs and inflation. IPL depends on purchased power, in part, to meet its retail obligations. Purchased power costs are highly volatile and, therefore, IPL is unable to predict with any degree of certainty the level of those costs for 2000.

       IPL's construction program for the three-year period 2000-2002 is estimated to cost $294.0 million including AFUDC. The estimated cost of the program by year (in millions) is $106.5 in 2000, $103.9 in 2001 and $83.6 in 2002. It includes $152.2 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The construction program also includes $6.6 million of the remaining costs for construction of a 100-megawatt combustion turbine expected to be in service by June 2000. These projected amounts also include $20.7 million of costs associated with new environmental standards proposed by the EPA which are currently under appeal in the United States Court of Appeals (see "Competition and Industry Changes").

                                      Other
                                      -----

Cumulative Effect of Accounting Change
--------------------------------------

       On December 31, 1997, effective January 1, 1997, IPL adopted the unbilled revenue method of accounting for all electric and steam sales to more closely match revenues with expenses. Under this method, IPL accrues revenues for all electric and steam energy delivered to customers during the period, whether billed or not. Previously, IPL recognized these revenues only as customers were billed, with the service rendered after monthly meter reading dates through the end of a calendar month recognized as operating revenues in the following month. The cumulative effect of this change in accounting method as of January 1, 1997, net of taxes, was a one-time income increase of $18.3 million, and was reported as a separate component of net income for 1997. This accounting change does not affect IPL's cash flow or liquidity (see Note 3 in the Notes to Consolidated Financial Statements).

Preferred Stock, Debt Issuance and Dividend Restrictions
--------------------------------------------------------

       Restrictions on IPL's ability to issue certain securities or pay cash dividends are contained in its Mortgage and Deed of Trust (Mortgage) and its Amended Articles of Incorporation (Articles). The Articles require that, so long as any shares of preferred stock are outstanding, the net income of IPL, as specified therein, be at least one and one-half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding, and any proposed, preferred stock before any additional preferred stock is issued. The Mortgage requires that net earnings as calculated thereunder be two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. Based on IPL's net earnings for the 12 months ended December 31, 1999, the ratios under the Articles and the Mortgage are 5.05 and 12.35, respectively.

       The following restrictions pertain to IPL but, to the extent that the dividends of IPALCO depend upon IPL earnings, may have an effect on IPALCO. So long as any of the several series of bonds of IPL issued under its Mortgage remain outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in Section 47 of such Mortgage, after December 31, 1939. The amount which these Mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 1999, exceeded retained earnings at that date. In addition, pursuant to IPL's Articles, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

       IPL believes these requirements will not restrict any anticipated future financings or cash dividend payments. At December 31, 1999, and considering all existing restrictions, IPL had the capacity to issue approximately $1.2 billion of additional long-term debt.


MID-AMERICA
-----------

                              Nature of Operations
                              --------------------

        Mid-America, the holding company for the unregulated activities of Enterprises, has as subsidiaries Mid-America Energy Resources, Inc. (Energy Resources), Indianapolis Campus Energy, Inc. (ICE), Cleveland Thermal Energy Corporation (Cleveland Thermal) and Cleveland District Cooling Corporation (Cleveland Cooling). Energy Resources owns and operates a district cooling system in downtown Indianapolis, Indiana. ICE provides chilled water to the Lilly Technology Center located near downtown Indianapolis. Cleveland Thermal owns and operates a district heating system in Cleveland, Ohio. Cleveland Cooling owns and operates a district cooling system in Cleveland.

                       Capital and Financing Requirements
                       ----------------------------------

       Total capital requirements of Mid-America and its subsidiaries, including funds needed for construction and maturing debt obligations, are estimated to be $2.1 million, $3.5 million and $3.7 million during the next three years. The cash requirements of Mid-America subsidiaries are expected to be funded by Mid-America from its existing liquid assets, future cash flows from its operations and from temporary short-term borrowings.

        During 1999, Energy Resources refinanced its $9.5 million 7.25% note due 2011, and its $9.3 million variable rate note due 2030, with the proceeds of an $18.8 million variable rate note which varies with the tax-exempt weekly rate. The new $18.8 million note has a $9.5 million maturity on December 1, 2011, and the remainder is due on September 1, 2030 (see Note 7 in the Notes to Consolidated Financial Statements).

       In 1997, Enterprises initiated a plan to sell, during 1998, Cleveland Thermal and Cleveland Cooling (collectively referred to as CER) and ceased recording depreciation. During the third quarter of 1998, Enterprises determined that it was not probable that CER would be sold during 1998, and resumed depreciation on these assets. Enterprises anticipates the sale of CER in 2000.


IPALCO ENTERPRISES CONSOLIDATED
-------------------------------

                Market Risk Sensitive Instruments and Positions
                -----------------------------------------------

       The primary market risk to which Enterprises is exposed is related to interest rate risk. Enterprises uses long-term debt as a primary source of capital in its business. A portion of this debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for Enterprises' long-term fixed-rate debt and its other types of long-term debt at December 31, 1999:

                                                Maturity Schedule
                                            Period Ending December 31
                                                                                                        Fair
(Dollars in Millions)               2000    2001     2002     2003     2004  Thereafter   Total        Value
---------------------------------------------------------------------------------------------------------------
Long-term debt
Fixed rate                          $1.7    $3.3     $3.4     $3.8     $84.1    $423.6     $519.9      $505.2
  Average rate                      7.9%    7.9%     7.9%     7.9%     6.1%     7.0%       6.9%
Variable rate                       -       -        -        -        -        $192.3     $192.3      $192.3
  Average rate                      -       -        -        -        -        3.8%       3.8%
Recapitalization debt               $50.8   $80.2    $80.2    -        -        -          $211.2      $211.2
  Average rate                      6.7%    6.7%     6.7%     -        -        -          6.7%


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

       At December 31, 1999, IPALCO had an interest rate swap agreement outstanding with a notional amount of $150 million, of which the notional amount decreases $25 million each quarter. Enterprises has agreed to pay a fixed rate of 6.3575% and receive a floating rate based on applicable LIBOR. The fair value of IPALCO's swap agreement was $(0.1) million at December 31, 1999.

       At December 31, 1999, IPL had an interest rate swap agreement with a notional amount of $40 million, which expires in January 2023. IPL agrees to pay interest at a fixed rate of 5.21% to a swap counter party and receive a variable rate based on the tax-exempt weekly rate. The fair value of IPL's swap agreement was $0.4 million at December 31, 1999.

                                      Other
                                      -----

Year 2000
---------

       Enterprises has not discovered any significant problems associated with its systems as a result of the year change from 1999 to 2000. It is unlikely that any such problems will be encountered in the future. However, should such problems occur, Enterprises has established a Year 2000 Committee which would act to correct any problems as a result of the year changeover. It is not likely that any such occurrences would have a material effect on the financial position or results of operations of the Company.

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

       Diluted earnings per share during 1999 were $1.49, or $.06 above the $1.43 attained in 1998. Diluted earnings per share during 1998 were $1.43, or $.25 above the $1.18 attained in 1997. The following discussion highlights the factors contributing to these results.

       The weighted average shares used to calculate diluted earnings per share for each of the years reported were substantially affected by stock purchases. The first purchase occurred in April 1997 and resulted in the purchase by IPALCO of approximately 25.1 million shares (approximately 21%) of its outstanding common stock. On March 15, 1999, IPALCO completed a second common stock purchase plan. This plan, which began in 1998, resulted in the purchase, in the open market and in privately negotiated transactions, of 6 million shares or 6.6% of IPALCO's outstanding common stock. Of the 6 million shares purchased during the second plan, 3.5 million shares were purchased during 1999.

Utility Operating Revenues
--------------------------

       Operating revenues in 1999 and 1998 increased from the prior year by $13.4 million and $44.8 million, respectively. The increases in revenues resulted from the following:

                                                      Increase (Decrease)
                                                      -------------------
                                               1999 over 1998     1998 over 1997
                                               --------------     --------------
                                                         (In Millions)
Electric:
     Change in retail KWH sales - net of fuel       $ 17.5            $ 14.5
     Change in estimate for unbilled revenue           8.0               -
     Fuel revenue                                     (0.1)              3.5
     Wholesale revenue                                (9.9)             28.0
     DSM tracker revenue                               0.8               1.3
Steam revenue                                         (1.1)             (2.9)
Other revenue                                         (1.8)              0.4
                                                    ------            ------
     Total change in operating revenues             $ 13.4            $ 44.8
                                                    ======            ======

       The increase in retail KWH sales in 1999 primarily was due to economic growth in Indianapolis. The increase in 1998 also reflected economic growth in Indianapolis, as well as an increase in cooling degree days during the summer partially offset by a decrease in heating degree days. Actual and percentage changes in electric customers and in heating and cooling degree days for these periods are as follows:

                                                      Increase (Decrease)
                                                      -------------------
                                             1999 over 1998      1998 over 1997
                                             --------------      --------------

Electric Residential Customers               5,856     1.5%     5,257      1.4%
Commercial & Industrial Customers              451     1.0%     1,169      2.6%

Heating Degree Days                            448    10.1%    (1,261)   (22.2)%
Cooling Degree Days                            (73)   (5.8)%      381     43.8%

       A change in the estimate for unbilled revenue was made during 1999. The changes in fuel revenues in 1999 and 1998 from the prior year reflect differences in fuel costs billed to customers. Wholesale sales were $41.2 million, $51.1 million and $23.1 million for 1999, 1998 and 1997, respectively. The decrease in wholesale revenues in 1999 was a result of both planned and unplanned generating unit outages during 1999. The increase in wholesale revenues during 1998 reflected increased wholesale marketing efforts and energy requirements of other utilities. The decrease in other revenues during 1999 reflects decreased service revenues.

Utility Operating Expenses
--------------------------

       Fuel expense decreased in 1999 by $7.2 million due primarily to a decrease in deferred fuel cost and a 0.3% decrease in generation caused by unscheduled unit outages. During 1998, fuel expense increased by $16.5 million primarily as a result of increased total KWH sales.

       Other operating expenses decreased $18.3 million in 1999 primarily due to decreased administrative and general expenses of $10.5 million and increased sales of emission allowances of $4.8 million (reduced operating expenses) as well as other cost improvements. The decreased administrative and general expenses were primarily due to decreased benefits expense as well as the non-recurrence of a $2.2 million charge in 1998 for a voluntary early retirement and separation program. During 1998, other operating expenses increased from the prior year by $12.3 million. The increase in 1998 was partially due to increased administrative and general expenses of $7.7 million. This increase was due to the voluntary early retirement and separation program as well as increased outside services and increased labor costs. Electric distribution expenses increased $1.7 million and production expenses increased $1.5 million during 1998.

       Power purchased increased by $22.6 million during 1999 as a result of the combination of higher market prices for scheduled summer peaking power and a $13.0 million increase in replacement power costs due to the unusually high level of generating unit outages during peak electricity demand in the third quarter of 1999. Power purchased decreased $0.7 million during 1998 due to decreased demand charges partially offset by increased purchases of KWH.

       Maintenance expenses increased by $4.1 million during 1999 and decreased by $3.2 million during 1998. These variances primarily reflect the timing of major generating unit overhauls.

       Taxes other than income taxes decreased by $0.9 million during 1999 primarily due to decreased employment taxes. During 1998, taxes other than income taxes increased $2.0 million from the prior period due to increased property taxes, gross income taxes and employment taxes.

       Income taxes - net increased in both 1999 and 1998 from the prior years by $4.3 million and $6.9 million, respectively. These changes reflect increases in pretax operating income.

Other Income And Deductions
---------------------------

       Allowance for equity funds used during construction did not change during 1999 from the prior period. During 1998, allowance for equity funds used during construction decreased $2.1 million. In mid-1997, the amortization of deferred carrying charges on a plant asset ended, contributing to this decrease.

       Other - net, which includes the pretax income before interest charges of operations other than IPL, as well as pre-tax non-operating income from IPL, increased by $6.6 million during 1999 and decreased by $5.1 million during 1998, as compared to the prior years. The increase in 1999 was due to an insurance recovery of $3.2 million and the non-recurrence of a $3.0 million charitable contribution in 1998. The decrease in 1998 was due primarily to the non-recurring gain from the sale of a retired IPL plant site in 1997, and the charitable contribution of $3.0 million in 1998.

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

Interest and Other Charges
--------------------------

       Interest on long-term debt decreased by $1.9 million during 1999 from the prior period. The decrease was primarily due to a lower average amount of principal outstanding on the recapitalization debt facility at IPALCO and from decreased interest expense on floating rate debt at IPL due to lower average interest rates during the year.

       Other interest charges increased by $0.6 million during 1999 as a result of increased short-term debt borrowing at IPL. Interest expense decreased $0.7 million during 1998 primarily due to decreased short-term debt borrowings and decreased interest on tax assessments.

       Amortization of redemption premiums and expenses on debt - net increased in 1999 and 1998 compared to the previous periods. The 1999 increase of $0.5 million was primarily due to costs associated with Energy Resources' replacement of its $9.5 million 7.25% Series note and its $9.3 million 1995 Series variable rate note with the $18.8 million 1999 Series variable rate note. The increased expense during 1998 was due to a full year of amortization of the costs associated with debt issued during 1997.

       Preferred stock transaction costs increased $0.4 million during 1999 and $1.7 million during 1998 as compared to the prior periods. The increases reflect the dividends of the January 1998 issue of 500,000 shares of 5.65% preferred stock and the 1997 retirement of preferred stock.

Cumulative Effect of Accounting Change
--------------------------------------

       A cumulative effect of accounting change in the amount of $18.3 million, net of taxes, was recorded during 1997. Effective January 1, 1997, IPL adopted the unbilled revenue method of accounting for electricity and steam delivered during the period. Revenues are accrued for services provided but unbilled at the end of each month (see Notes 1 and 3 in the Notes to Consolidated Financial Statements).

New Accounting Pronouncement
----------------------------

       The Financial Accounting Standards Board issued Statement of Financial Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS 137 delayed the effective date of this standard to all fiscal quarters of all fiscal years beginning after June 15, 2000 (see
Note 1 in the Notes to Consolidated Financial Statements).

 Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         --------------------------------------------------------



                          INDEPENDENT AUDITORS' REPORT
                          ============================


To the Shareholders and Board of Directors of IPALCO Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the related statements of consolidated income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPALCO Enterprises, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, in 1997 the Company changed its method of accounting for unbilled revenue.



DELOITTE & TOUCHE LLP

Indianapolis, Indiana
January 20, 2000

                                IPALCO ENTERPRISES, INC. AND SUBSIDIARIES

                                    Statements of Consolidated Income
                          For the Years Ended December 31, 1999, 1998 and 1997
----------------------------------------------------------------------------------------------------------

                                                                      1999          1998           1997
----------------------------------------------------------------------------------------------------------
                                                                  (In Thousands Except Per Share Amounts)
UTILITY OPERATING REVENUES (Notes 3 and 10):
  Electric                                                        $  800,337    $   785,835    $  738,134
  Steam                                                               34,315         35,421        38,293
                                                                  -----------   ------------   -----------
    Total operating revenues                                         834,652        821,256       776,427
                                                                  -----------   ------------   -----------

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                             173,872        181,036       164,578
    Other                                                            137,348        155,610       143,311
  Power purchased                                                     29,769          7,170         7,833
  Purchased steam                                                      6,391          5,968         7,075
  Maintenance                                                         77,637         73,501        76,679
  Depreciation and amortization                                      107,469        103,223       103,230
  Taxes other than income taxes                                       34,190         35,047        33,071
  Income taxes - net (Note 9)                                         84,475         80,190        73,335
                                                                  -----------   ------------   -----------
    Total operating expenses                                         651,151        641,745       609,112
                                                                  -----------   ------------   -----------
UTILITY OPERATING INCOME                                             183,501        179,511       167,315
                                                                  -----------   ------------   -----------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                  1,372          1,389         3,462
  Other - net                                                          3,580         (2,995)        2,140
  Gain on termination of agreement (Note 13)                               -         12,500             -
  Provision for impairment of nonutility property (Note 2)                 -              -       (32,000)
  Income taxes - net (Note 9)                                          5,688          5,231        19,004
                                                                  -----------   ------------   -----------
    Total other income and (deductions) - net                         10,640         16,125        (7,394)
                                                                  -----------   ------------   -----------
INCOME BEFORE INTEREST AND OTHER CHARGES                             194,141        195,636       159,921
                                                                  -----------   ------------   -----------

INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                          58,584         60,489        60,385
  Other interest                                                       1,671          1,071         1,799
  Allowance for borrowed funds used during construction                 (829)          (911)         (945)
  Amortization of redemption premiums and expenses on
    debt - net                                                         2,555          2,062         1,903
  Preferred stock transactions                                         3,213          2,806         1,080
                                                                  -----------   ------------   -----------
    Total interest and other charges - net                            65,194         65,517        64,222
                                                                  -----------   ------------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE                                                  128,947        130,119        95,699

CUMULATIVE EFFECT OF ACCOUNTING CHANGE-
  NET OF TAXES (Note 3)                                                    -              -        18,347
                                                                  -----------   ------------   -----------

NET INCOME                                                        $  128,947    $   130,119    $  114,046
                                                                  ===========   ============   ===========

BASIC EARNINGS PER SHARE (Note 6):

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                           $     1.50    $      1.45    $     1.00
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 3)                            -              -           .19
                                                                  -----------   ------------   -----------

NET INCOME                                                        $     1.50    $      1.45    $     1.19
                                                                  ===========   ============   ===========

DILUTED EARNINGS PER SHARE (Note 6):

INCOME BEFORE CUMULATIVE EFFECT
   OF ACCOUNTING CHANGE                                           $     1.49    $      1.43    $      .99
CUMULATIVE EFFECT OF ACCOUNTING CHANGE (Note 3)                            -              -           .19
                                                                  -----------   ------------   -----------

NET INCOME                                                        $     1.49    $      1.43    $     1.18
                                                                  ===========   ============   ===========
See notes to consolidated financial statements.


                                       IPALCO ENTERPRISES, INC. and SUBSIDIARIES

                                              Consolidated Balance Sheets
                                               December 31, 1999 and 1998
-------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                1999                     1998
-------------------------------------------------------------------------------------------------------------------------
                                                                                              (In Thousands)

UTILITY PLANT:
  Utility plant in service (Note 2)                                             $     2,922,338          $     2,859,899
  Less accumulated depreciation                                                       1,299,122                1,202,356
                                                                                ----------------         ----------------
      Utility plant in service - net                                                  1,623,216                1,657,543
  Construction work in progress                                                         116,478                   80,198
  Property held for future use                                                           10,718                   10,719
                                                                                ----------------         ----------------
        Utility plant - net                                                           1,750,412                1,748,460
                                                                                ----------------         ----------------



OTHER ASSETS:
  Nonutility property (Note 2)                                                           84,937                   91,319
  Less accumulated depreciation                                                          15,881                   19,485
                                                                                ----------------         ----------------
      Nonutility property - net                                                          69,056                   71,834
  Available for sale securities (Note 14)                                               175,202                       -
  Other investments                                                                      13,970                   12,234
                                                                                ----------------         ----------------
        Other assets - net                                                              258,228                   84,068
                                                                                ----------------         ----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                              23,935                    9,075
  Accounts receivable and unbilled revenue (less allowance for doubtful
    accounts - 1999, $1,360,000 and 1998, $1,212,000)                                    51,357                   39,702
  Fuel - at average cost                                                                 52,016                   39,147
  Materials and supplies - at average cost                                               48,694                   48,624
  Tax refund receivable                                                                     770                    9,647
  Prepayments and other current assets                                                    9,465                    4,863
                                                                                ----------------         ----------------
        Total current assets                                                            186,237                  151,058
                                                                                ----------------         ----------------


DEFERRED DEBITS:
  Regulatory assets (Note 5)                                                            107,948                  116,801
  Miscellaneous                                                                          13,012                   18,558
                                                                                ----------------         ----------------
        Total deferred debits                                                           120,960                  135,359
                                                                                ----------------         ----------------

      TOTAL                                                                     $     2,315,837          $     2,118,945
                                                                                ================         ================

See notes to consolidated financial statements.

--------------------------------------------------------------------------------------------------------------------

CAPITALIZATION AND LIABILITIES                                                      1999                   1998
--------------------------------------------------------------------------------------------------------------------
                                                                                          (In Thousands)

CAPITALIZATION:
  Common shareholders' equity (Note 6):
    Common stock, no par, authorized - 290,000,000 shares,
      116,806,470 issued and 85,727,614 outstanding in 1999,
      116,412,526 issued and 88,863,026 outstanding in 1998                   $      439,066         $      435,300
    Unearned compensation - restricted stock                                          (1,979)                (6,003)
    Premium on 4% cumulative preferred stock                                             649                    649
    Retained earnings                                                                690,455                612,941
    Accumulated other comprehensive income (Note 14)                                 106,733                     -
    Treasury stock, at cost                                                         (557,178)              (468,696)
                                                                              ---------------        ---------------
      Total common shareholders' equity                                              677,746                574,191
  Cumulative preferred stock of subsidiary (Note 6)                                   59,135                 59,135
  Long-term debt (Notes 2 and 7)                                                     870,050                907,974
                                                                              ---------------        ---------------
        Total capitalization                                                       1,606,931              1,541,300
                                                                              ---------------        ---------------



CURRENT LIABILITIES:
  Notes payable - banks and commercial paper (Note 8)                                 57,578                 25,200
  Current maturities and sinking fund requirements (Note 7)                           52,477                  1,425
  Accounts payable and accrued expenses                                               56,798                 71,835
  Dividends payable                                                                   13,859                 13,392
  Taxes accrued                                                                       22,237                 20,723
  Interest accrued                                                                    13,767                 14,376
  Other current liabilities                                                           13,356                 13,731
                                                                              ---------------        ---------------
        Total current liabilities                                                    230,072                160,682
                                                                              ---------------        ---------------



DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Deferred income taxes - net (Note 9)                                               400,588                318,327
  Unamortized investment tax credit                                                   39,226                 41,993
  Accrued postretirement benefits (Note 11)                                            4,338                 10,768
  Accrued pension benefits (Note 11)                                                  29,018                 39,953
  Miscellaneous                                                                        5,664                  5,922
                                                                              ---------------        ---------------
        Total deferred credits and other long-term liabilities                       478,834                416,963
                                                                              ---------------        ---------------

COMMITMENTS AND CONTINGENCIES (Note 12)

        TOTAL                                                                 $    2,315,837         $    2,118,945
                                                                              ===============        ===============

See notes to consolidated financial statements.

                                 IPALCO ENTERPRISES, INC. and SUBSIDIARIES

                                   Statements of Consolidated Cash Flows
                           For the Years Ended December 31, 1999, 1998 and 1997
----------------------------------------------------------------------------------------------------------------------------------

                                                                                    1999               1998              1997
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (In Thousands)
CASH FLOWS FROM OPERATIONS:
  Net income                                                                 $       128,947    $       130,119    $      114,046
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                    110,297            102,977           103,841
    Amortization of regulatory assets                                                 14,470             14,246            16,210
    Deferred income taxes and investment tax credit adjustments - net                  9,622             (2,056)            3,533
    Allowance for funds used during construction                                      (2,201)            (2,300)           (4,407)
    Cumulative effect of accounting change - before taxes (Note 3)                         -                  -           (29,915)
    Provision for impairment of nonutility property (Note 2)                               -                  -            32,000
    Change in certain assets and liabilities:
      Accounts receivable - excluding cumulative effect
        of accounting change                                                         (11,655)             7,331            (6,019)
      Fuel, materials and supplies                                                   (12,939)            (4,098)             (321)
      Accounts payable and accrued expenses                                          (15,037)             5,730             3,883
      Taxes accrued                                                                    1,514             (1,403)           (1,033)
      Accrued pension benefits                                                       (10,935)               132             2,538
      Other - net                                                                      1,705            (15,271)           (4,729)
                                                                             ----------------   ----------------   ---------------
Net cash provided by operating activities                                            213,788            235,407           229,627
                                                                             ----------------   ----------------   ---------------

CASH FLOWS FROM INVESTING:
  Construction expenditures - utility                                               (103,452)           (79,458)          (73,130)
  Construction expenditures - nonutility                                                (295)              (975)           (1,569)
  Other                                                                               (8,594)             1,193            (7,371)
                                                                             ----------------   ----------------   ---------------
Net cash used in investing activities                                               (112,341)           (79,240)          (82,070)
                                                                             ----------------   ----------------   ---------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                         140,900            271,500           451,300
  Issuance of preferred stock (Note 6)                                                     -             50,000                 -
  Retirement of long-term debt                                                      (127,830)          (398,094)          (89,250)
  Reacquired common stock (Note 6)                                                   (88,482)           (65,595)         (403,101)
  Preferred stock redemptions (Note 6)                                                     -                  -           (41,814)
  Short-term debt - net                                                               32,378             (8,500)          (12,300)
  Common dividends paid                                                              (50,920)           (48,235)          (57,653)
  Issuance of common stock related to incentive compensation plans                     9,014             30,488             4,089
  Other                                                                               (1,647)             4,051              (852)
                                                                             ----------------   ----------------   ---------------
Net cash used in financing activities                                                (86,587)          (164,385)         (149,581)
                                                                             ----------------   ----------------   ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  14,860             (8,218)           (2,024)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         9,075             17,293            19,317
                                                                             ----------------   ----------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $        23,935    $         9,075    $       17,293
                                                                             ================   ================   ===============

----------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                                     $        60,454    $        62,381    $       59,761
                                                                             ================   ================   ===============
    Income taxes                                                             $        66,577    $        82,067    $       63,915
                                                                             ================   ================   ===============
See notes to consolidated financial statements.

                        IPALCO ENTERPRISES, INC. and SUBSIDIARIES

                 Statements of Consolidated Common Shareholders' Equity
                  For the Years Ended December 31, 1999, 1998 and 1997
------------------------------------------------------------------------------------------------------------------------
(In Thousands Except Per Share Amounts)                             1999                1998               1997
------------------------------------------------------------------------------------------------------------------------
Common Stock
   Balance at beginning of the year                              $   435,300        $    395,851        $   389,966
   Exercise of stock options                                           9,014              29,869              4,089
   Restricted stock issues / adjustments                              (3,205)             11,605              1,796
   Restricted stock repurchased                                       (2,043)             (2,025)                 -
------------------------------------------------------------------------------------------------------------------------
Balance at end of the year                                           439,066             435,300            395,851
------------------------------------------------------------------------------------------------------------------------

Unearned Compensation
   Balance at beginning of the year                                   (6,003)             (1,583)              (368)
   Amortization of restricted stock                                      819               7,185                581
   Restricted stock issues / adjustments                               3,205             (11,605)            (1,796)
------------------------------------------------------------------------------------------------------------------------
Balance at end of the year                                            (1,979)             (6,003)            (1,583)
------------------------------------------------------------------------------------------------------------------------

Premium on 4% Cumulative Preferred Stock
   Balance at beginning of the year                                      649                 649              1,363
   Reacquired and retired preferred stock                                  -                   -               (714)
------------------------------------------------------------------------------------------------------------------------
Balance at end of the year                                               649                 649                649
------------------------------------------------------------------------------------------------------------------------

Retained Earnings
   Balance at beginning of the year                                  612,941             532,730            466,397
   Net income                                                        128,947             130,119            114,046
   Cash dividends declared (1999 - $.60 per share;
      1998 - $.55 per share; 1997 - $.50 per share)                  (51,433)            (49,418)           (47,713)
   Subsidiary capital stock expense                                        -                (490)                 -
------------------------------------------------------------------------------------------------------------------------
Balance at end of the year                                           690,455             612,941            532,730
------------------------------------------------------------------------------------------------------------------------

Other Comprehensive Income Other comprehensive income, net of tax:
      Unrealized gains on securities (Note 14)                       106,733
------------------------------------------------------------------------------------------------------------------------
Balance at end of the year                                           106,733
------------------------------------------------------------------------------------------------------------------------

Treasury Stock
   Balance at beginning of the year                                 (468,696)           (403,101)
   Reacquired common stock (1999-3,529,356 shares;
      1998-2,470,644 shares; 1997-25,078,856 shares)                 (88,482)            (65,595)          (403,101)
------------------------------------------------------------------------------------------------------------------------
Balance at end of the year                                          (557,178)           (468,696)          (403,101)
------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity at end of the year                    $   677,746         $   574,191        $   524,546
========================================================================================================================

See notes to consolidated financial statements.


                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                    =========================================

                   Notes to Consolidated Financial Statements
              For the Years Ended December 31, 1999, 1998 and 1997
--------------------------------------------------------------------------------

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

       Concentrations of Risk: Substantially all of Enterprises' business activity is with customers located within the Indianapolis area. In addition, approximately 63% of Enterprises' employees are covered by collective bargaining agreements.

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

       Revenues: Effective January 1, 1997, IPL adopted the unbilled revenue method of accounting for electricity and steam delivered during the period (see
Note 3). Revenues are accrued for services provided but unbilled at the end of each month.

       A fuel adjustment charge provision, which is established after public hearing, is applicable to most of the rate schedules of IPL and permits the billing or crediting of estimated fuel costs above or below the levels included in such rate schedules. Actual fuel costs in excess of or under estimated fuel costs billed are deferred or accrued, respectively.

        On August 18, 1999, the IURC issued an order that allows for the recovery of purchased power costs based on a benchmark. This benchmark will be determined by the calculation of a utility's highest on-system fuel cost. If the cost per Mwh of power purchases is not greater than the benchmark, then the purchased power costs should be considered net energy costs that are presumed fuel costs included in purchased power. If the average cost per Mwh of power purchases is greater than the benchmark, then the costs are recoverable only through demonstration of the reasonableness of those purchases to the IURC. The Indiana Office of Utility Consumer Counselor has appealed that order and the eventual outcome of this matter is unknown at this time.

       Authorized Annual Operating Income: Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual operating income and cannot be offset by applicable cumulative net operating income deficiencies. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be one-fourth of the excess annual operating income grossed up for federal and state taxes as required under I. C. 8-1-2-42.5.

       Effective July 1, 1996, IPL's authorized annual jurisdictional electric net operating income, for purposes of quarterly operating income tests, is $163 million, as established in an IURC order dated August 24, 1995. This level will be maintained until changed by an IURC order. During 1999, the Commission found that IPL's rolling annual jurisdictional retail electric operating income was less than the authorized annual operating income at each of the quarterly measurement dates (January, April, July and October). At October 31, 1999, IPL's most recent quarterly measurement date, IPL had a cumulative net operating deficiency of $128.8 million, of which $10.6 million expires at varying amounts during the period ending September 1, 2000. The operating deficiency is calculated by summing the 20 most recent quarterly measurement period annual results or from the date of the last rate order, whichever is longer. As a consequence, IPL could, for a period of time, earn above $163 million of electric jurisdictional retail net operating income without being required to make a customer refund.

       Through the date of IPL's next general electric rate order, IPL is required to file upward and downward adjustments in fuel cost credits and charges on a quarterly basis, based on changes in the cost of fuel, irrespective of its level of earnings.

       Pursuant to an order of the IURC, IPL's authorized annual steam net operating income is $6.2 million, plus any cumulative annual underearnings occurring during the five-year period subsequent to the implementation of the new rate tariffs. During 1999, IPL's annual jurisdictional steam operating income was less than the authorized annual operating income at the January 31, 1999 measurement date.

       Allowance For Funds Used During Construction: In accordance with the prescribed uniform system of accounts, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 9.4%, 9.7% and 9.1% during 1999, 1998 and 1997, respectively.

       Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items that are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts plus removal costs, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.5% during 1999, 1998 and 1997.

       Nonutility property is recorded at cost, and depreciation is calculated using the straight-line method over the estimated service lives of the related property (see Note 2). Nonutility depreciation expense was $3.3 million, $2.7 million and $4.4 million for 1999, 1998 and 1997, respectively.

       Sale of Accounts Receivable: IPL has sold, on a revolving basis, an undivided percentage interest in $50 million of its accounts receivable.

       Regulatory Assets: Regulatory assets represent deferred costs that have been included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC. Specific regulatory assets are disclosed in Note 5. As of December 31, 1999, all nontax-related regulatory assets have been included as allowable costs in orders of the IURC (see Note 10). IPL is amortizing such regulatory assets to expense over periods authorized by these orders. Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid.

       In accordance with regulatory treatment, IPL deferred as a regulatory asset certain post in-service date carrying charges and certain other costs related to its investment in Petersburg Unit 4. As authorized in the 1995 Electric Rate Settlement, IPL, effective September 1, 1995, is amortizing this deferral to expense over a life that generally approximates the useful life of the related facility. Also in accordance with regulatory treatment, IPL defers as regulatory assets non-sinking fund debt and preferred stock redemption premiums and expenses, and amortizes such costs over the life of the original debt or, in the case of preferred stock redemption premiums, over 20 years.

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

       Investments: Securities that Enterprises does not intend to hold until maturity are classified as available-for-sale, and any unrealized gains or losses are recorded as a separate component of stockholders' equity.

       Employee Benefit Plans: Substantially all employees of IPALCO and IPL are covered by a defined benefit pension plan, defined contribution plans and a group benefits plan.

       The defined benefit pension plan is noncontributory and is funded through two trusts. Additionally, a select group of management employees of IPALCO and IPL are covered under a funded supplemental retirement plan. Collectively, these two plans are referred to as "the Plans." Benefits are based on each individual employee's years of service and compensation. Enterprises' funding policy is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes.

       A defined contribution plan is sponsored by IPL as the Employees' Thrift Plan of Indianapolis Power & Light Company (Thrift Plan). Employees elect to make contributions to the Thrift Plan based on a percentage of their annual base compensation. Each employee's contribution is matched in amounts up to, but not exceeding, 4% of the employee's annual base compensation. Employer contributions to the Thrift Plan were $3.5 million, $3.5 million and $3.3 million in 1999, 1998 and 1997, respectively.

       The group benefits plan is sponsored by IPL and provides certain health care and life insurance benefits to active employees and employees who retire from active service on or after attaining age 55 and have rendered at least 10 years of service. The postretirement benefit obligations of this plan are funded through a Voluntary Employee Beneficiary Association (VEBA) Trust. IPL's policy is to fund the annual actuarially determined postretirement benefit cost.

       A defined contribution plan is sponsored by Enterprises as the Mid-America Energy Resources Employee Retirement Plan. Employees elect to make contributions to this plan based on a percentage of their annual base compensation. Each employee's contribution is matched in amounts up to, but not exceeding, 6% of the employee's annual base compensation.

       New Accounting Pronouncement: Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. SFAS 137 delayed the effective date of this standard to all fiscal quarters of all years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of the new standard on the consolidated financial statements.

       Use of Management Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates. During 1999, IPL changed its estimate for unbilled revenue which resulted in a $8.0 million increase to unbilled revenue.

       Earnings per Share: All references to earnings per share in the Notes to the Consolidated Financial Statements represent diluted earnings per share.

       Reclassifications: Certain amounts from prior years' consolidated financial statements have been reclassified to conform to the current year presentation.


2.  PLANT IN SERVICE AND OTHER PROPERTY

       Utility Plant in Service
       ------------------------

     The original cost of utility plant in service at December 31, segregated by functional classifications, follows:

                                            1999                       1998
----------------------------------------------------------------------------
                                                       (In Thousands)

Production...............................      $1,735,026            $1,716,786
Transmission.............................         239,976               238,453
Distribution.............................         802,543               761,296
General  ................................         144,793               143,364
                                               ----------            ----------
   Total utility plant in service........      $2,922,338            $2,859,899
                                               ==========            ==========

       Substantially all of IPL's property is subject to the lien of the indentures securing IPL's First Mortgage Bonds.

       In 1997, IPL retired and sold its C.C. Perry W plant site, including land and improvements, to the state of Indiana White River State Park Commission at an approximate pretax net gain of $5.7 million included under the caption OTHER INCOME AND (DEDUCTIONS), "Other - net."

       Nonutility Property
       -------------------

       The original cost of nonutility property at December 31 follows:

                                                1999                  1998
----------------------------------------------------------------------------
                                                       (In Thousands)

District Cooling.......................       $  76,821              $ 80,777
District Heating.......................           5,470                 7,672
General  ..............................           2,646                 2,870
                                               --------              --------
         Total nonutility property.....        $ 84,937              $ 91,319
                                               ========              ========

       Substantially all the District Cooling and Heating property is subject to the lien of existing debt and/or credit agreements.

       In 1997, Enterprises initiated a plan to sell, during 1998, two subsidiaries of Mid-America, Cleveland Thermal and Cleveland Cooling (collectively referred to as CER) and ceased recording depreciation. Based on fair market value estimates, Enterprises recorded a charge of $32 million during 1997 to write down the carrying amounts of these businesses to estimated fair value less cost to sell. The charge was included in Enterprises' OTHER INCOME AND (DEDUCTIONS), for the year ended December 31, 1997. During 1998, it was determined that it was not probable that CER would be sold during 1998. Due to the delay, depreciation was resumed on the CER assets during September 1998. Enterprises continues to have the ability to remove the assets from operations and anticipates the sale of CER in 2000. Excluding the charge described above, these businesses contributed a net loss of $.6 million, $1.5 million and $2.5 million in 1999, 1998 and 1997, respectively.

3.  CUMULATIVE EFFECT OF ACCOUNTING CHANGE

       In December 1997, IPL changed its method of accounting (retroactive to January 1, 1997) to record revenues of all electricity and steam delivered during the period. Prior to 1997, IPL recognized revenues on a cycle basis as meters were read. The new accounting method more accurately reports revenues in the period in which electricity and steam is used by customers. The cumulative effect of the change in accounting at January 1, 1997, was $18.3 million (net of income taxes of $11.2 million and other taxes of $.4 million) or $.19 per share. The change had the effect of decreasing 1997 income before the cumulative effect of the accounting change by $1.9 million (net of taxes) or $.02 per share.

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

       Cash and Cash Equivalents and Notes Payable: The carrying amount approximates fair value due to the short maturity of these instruments.


       Long-Term   Debt,   Including   Current   Maturities   and  Sinking  Fund
Requirements: Interest rates that are currently available to Enterprises for issuance of debt with similar terms and remaining maturities are used to estimate fair value. The variable rate debt has been included at the face amount for both carrying amount and fair value. The fair values of the interest rate swap agreements of Enterprises have been estimated to be $.3 million and $(9.7) million at December 31, 1999 and 1998, respectively. These amounts represent what Enterprises would either pay or receive to enter into equivalent agreements with a swap counterparty. The fair value of the debt outstanding has been determined on the basis of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 1999, and 1998, the consolidated carrying amount of Enterprises' long-term debt, including current maturities and sinking fund requirements, and the approximate fair value are as follows:

                                                     1999               1998
    ------------------------------------------------------------------------
                                                          (In Thousands)

      Carrying amount                              $922,527          $909,399
      Approximate fair value                        908,744           952,121


5.  REGULATORY ASSETS

       The amounts of regulatory assets at December 31 are as follows:

                                                          1999            1998
------------------------------------------------------------------------------
                                                            (In Thousands)

Related to deferred taxes (Note 1)                     $  49,398      $  46,823
Postretirement benefit costs in excess
   of cash payments and amounts capitalized (Note 11)      4,288         10,720
Unamortized reacquisition premium on debt (Note 1)        21,687         22,301
Unamortized Petersburg Unit 4 carrying charges
     and certain other costs (Note 1)                     28,119         29,174
Demand side management costs (Note 10)                     4,456          7,783
                                                       ---------      ---------
Total regulatory assets                                $ 107,948      $ 116,801
                                                       =========      =========

6.  CAPITAL STOCK

       Stock Repurchases: In 1997, IPALCO conducted a "Dutch Auction" self-tender offer and purchased 25,078,856 shares of common stock at a total cost of $403.1 million. During 1998 and 1999, IPALCO repurchased 6 million shares at a cost of $154 million.

       Stock Split: On February 23, 1999, the IPALCO Board of Directors authorized a two-for-one split of IPALCO's common stock, payable to stockholders of record on March 5, 1999. All outstanding share, per share and stock option data in all periods have been restated to reflect the split.

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

       The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                         For the Year Ended December 31,
                                         -------------------------------
                                     1999             1998           1997
                                     ----             ----           ----
                                                (In Thousands)

Weighted average common shares       86,096          89,979          95,884
Dilutive effect of stock options        695           1,298             571
                                     ------          ------          ------
Weighted average common
   and incremental shares            86,791          91,277          96,455
                                     ======          ======          ======

       IPALCO PowerInvest, IPALCO's Dividend Reinvestment and Direct Stock Purchase Plan, allows participants to purchase shares of common stock and to reinvest dividends. The plan provides that such shares may be purchased on the open market or directly from IPALCO at the option of IPALCO. IPALCO is authorized to issue approximately 1.4 million additional shares as of December 31, 1999, pursuant to this plan. All purchases in 1999 were made on the open market.

       Under the Thrift Plan, shares may be purchased either on the open market or, if available, as original issue shares directly from IPALCO. There were approximately 3.2 million additional shares available for issue under the Thrift Plan as of December 31, 1999. All purchases in 1999 were made on the open market.

       IPALCO is authorized to issue 55,964 additional shares of common stock pursuant to the Energy Resources 401(k) plan. All purchases in 1999 were made on the open market.

       IPALCO has an existing stock option plan (1990 Plan) for key employees under which options to acquire shares of common stock may be granted. Three million shares of common stock were authorized for issuance under the 1990 Plan, although no shares are available for future grants. The maximum period for exercising an option may not exceed 10 years and one day after grant or 10 years for incentive stock options.

       The 1991 Directors' Stock Option Plan (1991 Plan) provides to the non-employee Directors of IPALCO options to acquire shares of common stock. These options are exercisable for the period beginning on the six-month anniversary of, and ending on the 10-year anniversary of, the grant date. Under the 1991 Plan, 750,000 shares of common stock were authorized for issuance and 108,000 are available for future grants.

       The IPALCO Enterprises, Inc. 1997 Stock Option Plan (1997 Plan) for officers and other key employees authorizes four million shares of common stock for issuance. As of December 31, 1999, 1,570,500 shares were available for future grants. The maximum period for exercising an option may not exceed 10 years and one day after the grant provided, however, that the incentive stock options shall have terms not in excess of 10 years.

       A summary of options issued under all plans is as follows:

                                              Weighted Average             Range of Option            Number of
                                               Price per Share             Price per Share             Shares
---------------------------------------------------------------------------------------------------------------
Outstanding, January 1, 1997..................      $12.06               $8.416 - $12.686            2,047,140
Granted.......................................       15.69                         15.688            2,265,000
Granted.......................................       15.25                         15.25                84,000
Exercised.....................................       12.03               8.416 -   15.688             (305,464)
                                                                                                    ----------
Otstanding, December 31, 1997                        14.14               8.416 -   15.688            4,090,676
Granted.......................................       21.03                         21.03               150,000
Granted.......................................       20.35                         20.345               30,000
Granted.......................................       21.67                         21.67                72,000
Exercised.....................................       14.16               8.416 -   15.688           (1,724,378)
                                                                                                    ----------
Outstanding, December 31, 1998................       14.80               8.416 -    21.67            2,618,298
Granted.......................................       19.23               16.63 -    23.38              187,000
Exercised.....................................       14.69               8.416 -    20.345            (455,318)
                                                                                                    ----------
Outstanding, December 31, 1999................       15.17               8.416 -    23.38            2,349,980
                                                                                                    ==========


       The number of shares exercisable at December 31, 1999, 1998 and 1997 were: 2,309,980, 2,558,298, and 4,090,676, respectively, with a weighted average exercise price of $15.06, $14.65 and $14.14, respectively. The weighted average remaining contractual life of the options outstanding at December 31, 1999, 1998 and 1997 was 6.5 years, 7.0 years and 7.7 years, respectively.

       The 1999 Stock Incentive Plan (1999 Plan) is for key employees and consultants under which options and restricted stock awards may be granted. Under the 1999 Plan 1.5 million shares were authorized for issuance, and all shares are available for future grants as of December 31, 1999. The maximum period for exercising an option may not exceed fifteen years.

       IPALCO has a Long-Term Performance and Restricted Stock Incentive Plan (1995 Plan). Pursuant to the 1995 Plan, 1.2 million shares of common stock of IPALCO have been authorized and reserved for issuance, and initial awards of
174,608 shares of restricted common stock were made to participating employees on January 1, 1995. On January 1, 1997 and 1996, an additional 3,256 and 14,638 shares, respectively, were issued to reflect the addition of new participants. Under the 1995 Plan, shares of restricted common stock with value equal to a stated percentage of participants' base salary are initially awarded at the beginning of a three-year performance period, subject to adjustment to reflect the participants' actual base salary. The shares remain restricted and nontransferable throughout each three-year performance period, vesting in one-third increments in each of the three years following the end of the performance period. The first performance period was from January 1, 1995, to December 31, 1997. At the end of a performance period, awards are subject to adjustment to reflect Enterprises' performance compared to peer companies under two performance criteria, cost-effective service and total return to shareholders. Depending on Enterprises' performance under these criteria, final awards may range from 200% of the initial awards to zero. On January 5, 1998, an additional 18,864 shares were issued to reflect participants' actual base salaries. On January 15, 1998, the final performance evaluation was performed, resulting in final awards of 200% of the initial awards with one-third of the total vesting (147,480 shares). Participants may choose from one of four payout options for vested shares, including partial cash payout. Of the vested shares, 67,438 were paid out in the form of stock. During 1998, an additional 24,218 shares vested. An additional one-third of the awards vested (115,104 shares) on January 1, 1999, of which 38,158 shares were paid out in the form of stock. The final one-third of the amounts vested (115,096 shares) on January 1, 2000, of which 64,584 shares have been paid out in the form of stock.

       On January 27, 1998, the Board of Directors amended the Long-Term Performance and Restricted Stock Incentive Plan (1998 Plan). Pursuant to the 1998 Plan, an additional 1.8 million shares of common stock of IPALCO have been authorized and reserved for issuance, for a total of 3 million shares. Initial awards of 225,382 shares of restricted common stock were made to participating employees on January 27, 1998. During 1998, 19,826 shares of restricted stock were canceled. On January 4, 1999, an additional 15,572 shares were issued to reflect the addition of new participants. On January 3, 2000, an additional 2,933 shares were issued to reflect the addition of new participants. Awards are made on established targets for the participants to reflect the participants' actual base salary. The shares remain restricted and nontransferable throughout each three-year performance period, vesting in one-third increments in each of the three years following the end of the performance period. At the end of a performance period, awards are subject to adjustment to reflect Enterprises' performance compared to companies in the S&P 500 Index with regard to cumulative total return to shareholders during the three-year performance period. Depending on Enterprises' performance, final awards may range from 400% of the initial awards to zero.

       APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock-based plans have been applied by Enterprises. No compensation cost has been recognized for the 1990, 1991, 1997 and 1999 option plans because the stock option exercise price is equal to the fair value of the underlying common stock at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS 123, "Accounting for Stock-Based Compensation," Enterprises' net income for the year ended December 31, 1999, would have decreased from $128.9 million ($1.49 per share) to the pro forma amount of $128.4 million ($1.48 per share). Enterprises' net income for the year ended December 31, 1998, would have decreased from $130.1 million ($1.43 per share) to the pro forma amount of $129.6 million ($1.42 per share). Enterprises' net income and earnings per share for the similar period in 1997 would have decreased from $114.0 million ($1.18 per share) to the pro forma amount of $110.4 million ($1.15 per share). Enterprises estimated the SFAS 123 fair values by utilizing the binomial options pricing model with the following assumptions: dividend yields of 2.5% to 6.9%, risk-free rates of 6.3% to 6.9%, volatility of 12% to 19% and expected lives of five years.

        Compensation expense of $1.2 million and $2.0 million for 1999 and 1998, respectively, as measured by the market value of the common stock at the balance sheet date, has been recognized in accordance with the vesting period for the 1998 Plan. Compensation expense of $3.1 million and $3.4 million for 1998 and 1997, respectively, was recognized in accordance with the vesting period for the 1995 Plan.

       Restrictions on the payment of cash dividends or other distributions of IPL common stock held by IPALCO and on the purchase or redemption of such shares by IPL are contained in the indentures securing IPL's First Mortgage Bonds. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL's preferred stock have been paid or declared and set apart for payment. All of IPL's retained earnings at December 31, 1999, were free of such restrictions. There are no other restrictions on the retained earnings of IPALCO.

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

       On January 13, 1998, IPL issued the 5.65% Preferred Series, which is redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL.

At December 31, preferred stock consisted of the following:

                                      December 31, 1999
                                      -----------------
                                   Shares         Call           December 31
                                 Outstanding      Price        1999        1998
                                 -----------   ----------   --------     ------
                                                                (In Thousands)
Cumulative $100 Par Value,
  authorized 2,000,000 shares

     4% Series.................      47,611     $118.00       $4,761     $4,761
     4.2% Series...............      19,331      103.00        1,933      1,933
     4.6% Series...............       2,481      103.00          248        248
     4.8% Series...............      21,930      101.00        2,193      2,193
     5.65% Series..............     500,000           -       50,000     50,000
                                    -------                  -------    -------
Total cumulative preferred stock    591,353                  $59,135    $59,135
                                    =======                  =======    =======

        During 1999, 1998 and 1997, preferred stock dividends were $3.2 million, $3.1 million and $2.8 million, respectively.

7.  LONG-TERM DEBT

       Long-term debt consists of the following:
                                                                                               December 31,
                                                                                               ------------
                                                                                           1999           1998
                                                                                           ----           ----
           Series                  Due                                                        (In Thousands)
           ------                  ---
     IPL First Mortgage Bonds:
         6.05%             February 2004............................................      $  80,000       $  80,000
         8%                October 2006.............................................         58,800          58,800
         7 3/8%            August 2007..............................................         80,000          80,000
         6.10% *           January 2016.............................................         41,850          41,850
         5.40% *           August 2017..............................................         24,650          24,650
         7.45%             August 2019..............................................              -          23,500
         5.50% *           October 2023.............................................         30,000          30,000
         7.05%             February 2024............................................        100,000         100,000
         6 5/8% *          December 2024............................................         40,000          40,000
     Unamortized discount - net.....................................................           (849)           (907)
                                                                                          ---------       ---------
         Total first mortgage bonds.................................................        454,451         477,893

     IPL Variable Series Notes
         1991*             August 2021..............................................         40,000          40,000
         1994A*            December 2024............................................         20,000          20,000
         1995B*            January 2023 ............................................         40,000          40,000
         1995C*            December 2029 ...........................................         30,000          30,000
         1996*             November 2029 ...........................................         20,000          20,000
         1999              August 2030 .............................................         23,500               -
                                                                                          ---------       ---------
     Total long-term debt - IPL.....................................................        627,951         627,893
                                                                                          ---------       ---------

     Long-Term Debt - Other:
         Energy Resources - 7.25% note, due December 2011...........................              -           9,500
         Energy Resources - 1995 Series variable note, due September 2030...........              -           9,300
         Energy Resources - 1999 Series variable note, due September 2030...........         18,800               -
         ICE - 7.59% note, due February 2016 .......................................         16,000          16,000
         IPALCO Enterprises, Inc. commercial paper..................................        211,195         197,000
         Energy Resources - 8.03% notes payable, due June 2012 .....................         48,281          49,406
         SHAPE -7.50% notes payable, due October 2000 ..............................            300             300
     Current maturities.............................................................        (52,477)         (1,425)
                                                                                          ---------       ---------
         Total long-term debt - other...............................................        242,099         280,081
                                                                                          ---------       ---------

         Total long-term debt.......................................................      $ 870,050       $ 907,974
                                                                                          =========       =========

* Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.

       IPL redeemed the $23.5 million, 7.45% Series bond in October 1999 with the proceeds from the $23.5 million variable rate note issued September 1999. Energy Resources refinanced its $9.5 million 7.25% Series note and its $9.3 million 1995 Series variable rate note with the proceeds of an $18.8 million variable rate note issued May 1999.

       The IPL Series 1991 note provides for an interest rate that varies with the tax-exempt commercial paper rate. The IPL 1994A, 1995B, 1995C and 1996 notes provide for an interest rate that varies with the tax-exempt weekly rate. Additionally, these notes can be converted into long-term fixed interest rate instruments by the issuance of an IPL First Mortgage Bond. The notes are classified as long-term liabilities because IPL maintains a $150 million long-term credit facility supporting these agreements, which were unused at December 31, 1999. The IPL Series 1999 note provides for an interest rate that varies based on tax-exempt auction rates. IPL, at its option, can change the interest rate mode for all of the variable series notes to be based on other short-term rates.

       Energy Resources' 1999 variable long-term note due 2030 was issued to the Indiana Development Finance Authority and has an interest rate which varies with the tax-exempt weekly rate. Energy Resources, at its option, can change the interest rate mode for this note to be based on other short-term rates. The note is classified as a long-term liability because Energy Resources maintains a long-term credit facility supporting this agreement.

       IPALCO's Revolving Credit Facility (Revolver) was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common stock. During 1998, IPALCO repaid the Revolver with a commercial paper facility. The Revolver currently has no outstanding balance but is available for future borrowings. According to the credit agreement, IPALCO could borrow up to $160.4 million until March 31, 2001. The final step down provides for the available borrowings to decrease to $80.2 million on March 31, 2001, and remain available until March 31, 2002.

       The year-end interest rates for the variable rate notes are as follows:

                                        Interest Rate at
                                           December 31,
                                     1999            1998
-----------------------------------------------------------

Series 1991                          3.14%           3.48%
Series 1994A                         3.38%           3.56%
Series 1995B                         5.21%           5.21%
Series 1995C                         3.41%           3.54%
Series 1996                          3.41%           3.54%
Series 1999                          3.74%             -
Energy Resources
  Series 1995 note                     -             3.65%
Energy Resources
  Series 1999 note                   3.75%             -
IPALCO commercial paper              6.65%           6.65%

       In conjunction with the issuance of the 1995B note, IPL entered into an interest rate swap agreement. Pursuant to the swap agreement, IPL will pay interest at a fixed rate of 5.21% to a swap counterparty and will receive a variable rate of interest in return, which is identical to the variable rate payment made on the 1995B note. The result is to effectively establish a fixed rate of interest on the 1995B note of 5.21%. The interest rate swap agreement is accounted for on a settlement basis. IPL is exposed to credit loss in the event of nonperformance by the counterparty for the net interest differential when floating rates exceed the fixed maximum rate. However, IPL does not anticipate nonperformance by the counterparty.

       In conjunction with the issuance of the Revolver, IPALCO entered into an interest rate swap agreement which fixed the interest rate on $300 million of the Revolver. Pursuant to the swap agreement which matures April 1, 2001, IPALCO will pay interest at a fixed rate of 6.3575% to a swap counterparty and will receive a variable rate of interest in return based on one month LIBOR. Per the swap agreement, in July 1998, the amount covered by the swap began decreasing $25 million each quarter. The notional amount of the swap at December 31, 1999, was $150 million. This interest rate swap agreement is accounted for on a settlement basis. This interest rate swap is designated as a hedge of the IPALCO commercial paper facility and other variable rate debt instruments. IPALCO is exposed to credit loss in the event of nonperformance by the counterparty for the net interest differential when floating rates exceed the fixed maximum rate. However, IPALCO does not anticipate nonperformance by the counterparty.

       Maturities on long-term debt for the five years subsequent to December 31, 1999, are as follows:

                            Maturities
                            ----------
            Year                                Amount
            ----                                ------
                                            (In Thousands)

            2000...........................      $52,477
            2001...........................       83,477
            2002...........................       83,650
            2003...........................        3,761
            2004...........................       84,092

8.  LINES OF CREDIT

       IPL has committed lines of credit with banks of $55 million used to provide loans for interim financing. These lines require the payment of commitment fees. At December 31, 1999, $9 million was outstanding, $40 million was used to support commercial paper and $6 million was unused. These lines of credit, based on separate agreements, have expiration dates ranging from February 2000 to April 2000.

       IPALCO has a $60 million line of credit that requires the payment of a fee. At December 31, 1999, there was no outstanding balance.

       Mid-America has a $30 million line of credit that requires the payment of a commitment fee. At December 31, 1999, $8.5 million was outstanding, and $18.8 million was committed as liquidity for the Energy Resources variable note and $2.7 million was unused.

       The weighted average interest rate on notes payable and commercial paper outstanding was 6.21% and 6.09% at December 31, 1999 and 1998, respectively.

9.  INCOME TAXES

       Federal and state income taxes charged to income are as follows:
                                                                         1999           1998           1997
-----------------------------------------------------------------------------------------------------------
                                                                                   (In Thousands)
Utility Operating Expenses:
  Current income taxes:
    Federal.....................................................         $68,093        $72,094        $64,553
    State.......................................................           9,208         10,585          9,474
                                                                        --------       --------       --------
      Total current taxes.......................................          77,301         82,679         74,027

    Deferred federal income taxes...............................           8,117           (414)         1,444
    Deferred state income taxes.................................           1,824            715            803
                                                                        --------       --------       --------
      Total deferred  income taxes..............................           9,941            301          2,247
                                                                        --------       --------       --------

    Net amortization of investment credit.......................          (2,767)        (2,790)        (2,939)
                                                                        --------       --------       --------
      Total charge to utility operating expenses................          84,475         80,190         73,335
    Net credit to other income and deductions...................          (5,688)        (5,231)       (19,004)
                                                                        --------       --------       --------
                                                                          78,787         74,959         54,331
    Cumulative effect of change in accounting principle.........               -             -          11,209
                                                                        --------       --------       --------
      Total federal and state income tax provisions.............         $78,787        $74,959        $65,540
                                                                        ========       ========       ========

       The provision for federal income taxes (including net investment tax credit adjustments) is less than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:
                                                   1999       1998        1997
------------------------------------------------------------------------------
Federal statutory tax rate......................   35.0%      35.0%      35.0%
Effect of state income taxes....................   (1.7)      (1.8)      (2.1)
Amortization of investment tax credits..........   (1.3)      (1.3)      (1.6)
Preferred dividends of subsidiary...............    0.5        0.5        0.2
Other - net.....................................   (0.1)      (1.5)      (1.2)
                                                  -----      -----      -----
  Effective tax rate............................   32.4%      30.9%      30.3%
                                                   ====       ====       ====

       The significant items comprising Enterprises' net deferred tax liability recognized in the consolidated balance sheets as of December 31, 1999, and 1998, are as follows:
                                                       1999             1998
-------------------------------------------------------------------------------
                                                             (In Thousands)
Deferred tax liabilities:
     Relating to utility property...................   $422,907       $412,922
     Unrealized gain on investment security.........     67,297             -
     Other..........................................     19,264         16,542
                                                      ---------      ---------
         Total deferred tax liabilities.............    509,468        429,464
                                                      ---------      ---------
Deferred tax assets:
     Relating to utility property...................     48,417         44,444
     Investment tax credit..........................     23,856         25,547
     Employee benefit plans.........................     22,463         24,767
     Other..........................................     12,836         16,271
                                                      ---------      ---------
         Total deferred tax assets..................    107,572        111,029
                                                      ---------      ---------
Net deferred tax liability..........................    401,896        318,435
       Current deferred tax liability...............      1,308            108
                                                      ---------      ---------
Deferred income taxes - net.........................   $400,588       $318,327
                                                      =========      =========

10.  RATE MATTERS

       Demand Side Management (DSM) Program: In compliance with certain orders, IPL is deferring certain approved DSM costs and carrying charges. In the Settlement Agreement approved by the IURC on August 24, 1995, IPL was authorized to amortize $5.3 million of such costs deferred prior to February 1995, over a four-year period beginning September 1, 1995. On July 30, 1997, IPL received an IURC order approving a settlement agreement authorizing IPL to recognize in rates the existing regulatory asset (consisting of DSM costs deferred after January 31, 1995), along with carrying charges, and also to approve changes to IPL's DSM programs. On August 18, 1999, IPL received an IURC order approving a settlement agreement authorizing IPL to extend its low income single family residential DSM program through July 30, 2000.

       Elect Plan: During 1998, the IURC approved a plan that allows IPL customers with less than 2,000 kilowatts of demand, an opportunity to choose optional service or payment plans. This includes a green power option, a fixed rate per unit of consumption option and a fixed bill option. Customers not choosing one of these options continue to receive electric service under existing tariffs.

11.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

                                                           Pension Benefits                  Other Benefits
                                                        ----------------------          -----------------------
(In Thousands)                                           1999           1998               1999          1998
                                                        --------      --------           ---------      --------
Change in benefit obligation
Benefit obligation at beginning of year                 $276,638      $254,540           $149,761      $136,705
Service cost                                               5,845         5,535              3,761         3,557
Interest cost                                             18,899        18,021             10,025         9,972
Actuarial (gain) loss                                    (11,765)       12,740            (17,717)        5,204
Amendments                                                   764        (1,408)                 -             -
Benefits paid                                            (13,774)      (12,790)            (5,831)       (5,677)
                                                        ---------     --------           --------      --------
Benefit obligation at end of year                        276,607       276,638            139,999       149,761
                                                        ---------     --------           --------      --------

Change in plan assets
Fair value of plan assets
   at beginning of year                                  290,770       262,126             83,846        68,688
Actual return on plan assets                              30,417        37,179             14,288         1,743
Employer contribution                                      3,324         4,254             18,274        19,092
Benefits paid                                            (13,774)      (12,789)            (5,831)       (5,677)
                                                        ---------     --------           --------      --------
Fair value of plan assets at end of year                 310,737       290,770            110,577        83,846
                                                        ---------     --------           --------      --------

Funded status                                             34,130        14,132            (29,422)      (65,915)

Unrecognized net gain                                    (70,048)      (55,065)           (54,476)      (30,532)
Unrecognized prior service cost                           15,241        15,871                  -             -
Unrecognized net transition (asset) obligation            (8,341)       (9,755)             79,560       85,679
Adjustment to recognize minimum liability                     -         (5,136)                 -             -
                                                        ---------     --------           --------      --------
Accrued benefit cost                                    $(29,018)     $(39,953)          $ (4,338)     $(10,768)
                                                        =========     ========           ========      ========

Weighted-average assumptions as of
   December 31
Discount rate                                              7.50%         7.00%              7.50%         7.00%


       The defined benefit pension plan had expected returns on plan assets of 9.0%, 8.0% and 8.0% for 1999, 1998 and 1997, respectively. The defined benefit plan assumed compensation increases to be 5.10% during 1998 and 1997. During 1999, the defined benefit plan began using salary bands to determine future benefit costs rather than rate of compensation increases. The supplemental retirement pension plan used an expected return on plan assets of 8.0% for 1999, 1998 and 1997. The supplemental plan assumed compensation increases to be 6.0% for 1999, 1998 and 1997.

       Other benefits used expected rates of return on plan assets of 8.0% for 1999, 1998 and 1997. For measurement purposes, a 6.6% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The year in which the ultimate health care cost trend rate of 4.5% will be achieved is assumed to be 2003.

                                                        Pension Benefits                          Other Benefits
                                                 ---------------------------------        --------------------------------
(In Thousands)                                      1999        1998         1997            1999        1998        1997
                                                    ----        ----         ----            ----        ----        ----
Components of net periodic benefit cost
Service cost                                       $ 8,451    $  10,617    $  6,584        $  3,761    $  3,557    $  4,021
Interest cost                                       18,899       18,021      16,873          10,025       9,972      11,135
Expected return on plan assets                     (25,417)     (20,426)    (18,344)         (6,505)     (5,278)     (3,780)
Amortization of transition (asset) obligation       (1,414)      (1,414)     (1,414)          6,120       6,120       6,120
Amortization of prior service cost                   1,394        1,124       1,159               -           -           -
Recognized actuarial gain                           (2,051)      (1,545)       (910)         (1,556)     (1,656)       (551)
                                                  --------     --------    --------        --------    --------    --------
Net periodic benefit cost                            (138)        6,377       3,948          11,845      12,715      16,945
  Less: amounts capitalized                           (48)          339         621           1,895       1,924       2,930
                                                  --------     --------    --------        --------    --------    --------
Amount charged to expense                         $   (90)     $  6,038    $  3,327        $  9,950    $ 10,791    $ 14,015
                                                  ========     ========    ========        ========    ========    ========

       Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage-point change in assumed health care cost trend rates would have the following effects:

                                         One Percentage-    One Percentage-
(In Thousands)                            Point Increase     Point Decrease
                                          --------------     --------------
Effect on total of service and
  interest cost components                $  1,622             $ (1,622)
Effect on postretirement
  benefit obligation                        15,475              (15,475)

      Also, during 1999, 1998 and 1997, IPL expensed postretirement regulatory asset amortization of $6.4 million each year. The final period of amortization is August 2000.

12.  COMMITMENTS AND CONTINGENCIES

        In 2000, Enterprises anticipates the cost of its construction programs to be approximately $107 million.

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

14.  COMPREHENSIVE INCOME

       Enterprises has classified its investment in marketable equity securities as available-for-sale, and any unrealized gains or losses are recorded as a separate component of shareholders' equity. There were no unrealized gains on securities prior to 1999. During 1999, Enterprises recorded directly to shareholders' equity an unrealized after-tax gain of $106.7 million resulting from its investment in Internet Capital Group, Inc. (Nasdaq:ICGE), an internet holding company, which went public in August 1999. The gross unrealized gain on these available-for-sale securities was $174.0 million and the related taxes would be $67.3 million. The cost basis and the market value for the investment were $1.2 million and $175.2 million, respectively, at December 31, 1999 (1,030,600 shares). There have been no proceeds from sales of these securities and no realized gains during 1999. The balance of other comprehensive income, net of taxes, at December 31, 1999 was $106.7 million.

15.  SEGMENT INFORMATION

       Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Enterprises' reportable business segments are electric and "all other." Steam operations of IPL and all subsidiaries other than IPL are combined in the "all other" category. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies (see Note 1). Intersegment sales are generally based on prices that reflect the current market conditions. The following tables provide information about Enterprises' business segments:

                                          1999                         1998                           1997
                              Electric  All Other  Total    Electric  All Other  Total    Electric  All Other  Total
                              --------  ---------  -----    --------  ---------  -----    --------  ---------  -----
                                                                   (In Millions)

Operating Revenues              $800     $ 69      $869       $786     $ 69      $855        $738      $ 71     $809
Depreciation and
   Amortization                  104        7       111        100        6       106         100         8      108
Pre-tax Operating Income         263       10       273        255        7       262         233         7      240
Income Taxes                      83        3        86         79        4        83          71       (10)      61
Property - net
  of Depreciation              1,674      145     1,819      1,671      149     1,820       1,693       146    1,839
Capital Expenditures             103        2       105         74        8        82          71         4       75

         Included within Depreciation and Amortization for the All Other segment is IPL steam depreciation of $3 million for each of the years 1999, 1998 and 1997. Included within Pre-tax Operating Income for the All Other segment is IPL steam pre-tax operating income of $5 million, $5 million and $8 million for 1999, 1998 and 1997, respectively. Included within Income Taxes for the All Other segment is IPL steam income taxes of $1 million, $1 million and $2 million for 1999, 1998 and 1997, respectively. Included within Property - net of Depreciation for the All Other segment is IPL steam plant of $76 million, $77 million and $73 million for 1999, 1998 and 1997, respectively. Included within Capital Expenditures for the All Other segment is IPL steam plant of $2 million, $7 million and $2 million for 1999, 1998 and 1997, respectively.

16.  QUARTERLY RESULTS (UNAUDITED)

       Operating results for the years ended December 31, 1999, and 1998, by quarter, are as follows (in thousands except per share amounts):

                                                                             1999
                                               ------------------------------------------------------------------
                                                March 31            June 30      September 30        December 31
                                                --------            -------      ------------        -----------

Utility operating revenues.................      $ 200,831        $ 203,010          $228,515        $ 202,296
Utility operating income...................      $  43,251        $  49,434          $ 48,414        $  42,402
Net income.................................      $  29,597        $  34,652          $ 35,379        $  29,319

Weighted average shares....................         87,218           85,718            85,720           85,728
Basic earnings per share...................      $     .34        $     .40          $    .41        $     .34
Weighted average diluted shares............         88,115           86,502            86,368           86,179
Diluted earnings per share.................      $     .34        $     .40          $    .41        $     .34

                                                                             1998
                                               ------------------------------------------------------------------
                                                March 31            June 30      September 30        December 31
                                                --------            -------      ------------        -----------

Utility operating revenues.................      $ 190,321        $ 206,706          $222,028        $ 202,201
Utility operating income...................      $  40,142        $  49,198          $ 51,665        $  38,506
Net income.................................      $  25,337        $  35,809          $ 47,299        $  21,674

Weighted average shares....................         89,678           89,848            89,908           90,482
Basic earnings per share...................      $     .28        $     .40          $    .53        $     .24
Weighted average diluted shares............         91,022           91,198            91,210           91,678
Diluted earnings per share.................      $     .28        $     .39          $    .52        $     .24



       The quarterly figures reflect seasonal and weather-related fluctuations that are normal to IPL's operations.

       Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.


Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              ---------------------------------------------------------------
               FINANCIAL DISCLOSURE
               --------------------

              None.

                                    PART III
                                    --------



Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------

                  Information relating to the directors of the registrant, set forth in the Proxy Statement of IPALCO Enterprises, Inc. dated March 20, 2000, (the registrant's Proxy Statement), under "Proposal 1-Election of Five Directors" at pages 4-6 is incorporated herein by reference. Information relating to the registrant's executive officers is set forth at pages I-9 - I-10 of this Form 10-K under "Executive Officers of the Registrant at February 29, 2000."

                  Information relating to Section 16(a) Beneficial Ownership Reporting Compliance, set forth in the registrant's Proxy Statement at page 3 is incorporated herein by reference.

Item 11.      EXECUTIVE COMPENSATION
              ----------------------

                  Information relating to executive compensation, set forth in the registrant's Proxy Statement under "Compensation of Executive Officers" at page 13, "Compensation of Directors" at page 8, "Compensation Committee Interlocks and Insider Participation" at page 8, "Pensions Plans" at page 18, and "Employment Contracts and Termination of Employment and Change in Control Arrangements" at page 19, is incorporated herein by reference.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------

                  Information relating to ownership of the registrant's common stock by persons known by the registrant to be the beneficial owners of more than 5% of the outstanding shares of common stock and by management, set forth in the registrant's Proxy Statement under "Voting Securities and Beneficial Owners" at pages 23 is incorporated herein by reference.

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

                                                         PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
              ---------------------------------------------------------------

                   (a)   The  Consolidated  Financial  Statements  under  this
                         Item 14 (a) 1 filed in this Form 10-K are those of IPALCO Enterprises, Inc. and subsidiaries.

                         1.  Consolidated Financial Statements
                             ---------------------------------

                             Included in Part II of this report:

                                Independent Auditors' Report

                                Statements of Consolidated Income for the
                                  Years Ended December 31, 1999, 1998 and 1997

                                Consolidated Balance Sheets, December 31, 1999
                                  and 1998

                                Statements of Consolidated Cash Flows
                                  for the Years Ended December 31, 1999,
                                  1998 and 1997

                                Statements of Consolidated Common
                                  Shareholders' Equity for the Years Ended
                                  December 31, 1999, 1998 and 1997

                                Notes to Consolidated Financial Statements

                         2.  Exhibits
                             --------

                                   The Exhibit  Index  beginning on page IV-5 of
                            this Annual Report on Form 10-K lists the exhibits that are filed as part of this report.

                         3.   Financial Statement Schedules

                                 None

                   (b)   Reports on Form 8-K

                         None


                                            IPALCO ENTERPRISES, INC.                      EXHIBIT 11.1

                                       Computation of Per Share Earnings

                              For the Years Ended December 31, 1999, 1998 and 1997
                                             (Dollars in Thousands)

YEAR ENDED DECEMBER 31, 1999:
                                                                                 Basic               Diluted
                                                                             ---------------      ---------------
Weighted average number of shares
        Average common shares outstanding at December 31, 1999                   86,095,975           86,095,975
        Dilutive effect for stock options at December 31, 1999                           -               694,878
                                                                             ---------------      ---------------
        Adjusted weighted average shares at December 31, 1999                    86,095,975           86,790,853
                                                                             ===============      ===============

Net income                                                                         $128,947             $128,947
                                                                             ===============      ===============

Earnings per share                                                                    $1.50                $1.49
                                                                             ===============      ===============

YEAR ENDED DECEMBER 31, 1998:
                                                                                 Basic               Diluted
                                                                             ---------------      ---------------
Weighted average number of shares
        Average common shares outstanding at December 31, 1998                   89,979,192           89,979,192
        Dilutive effect for stock options at December 31, 1998                           -             1,297,978
                                                                             ---------------      ---------------
        Adjusted weighted average shares at December 31, 1998                    89,979,192           91,277,170
                                                                             ===============      ===============

Net income                                                                         $130,119             $130,119
                                                                             ===============      ===============

Earnings per share                                                                    $1.45                $1.43
                                                                             ===============      ===============


YEAR ENDED DECEMBER 31, 1997:
                                                                                 Basic               Diluted
                                                                             ---------------      ---------------
Weighted average number of shares
        Average common shares outstanding at December 31, 1997                   95,883,514           95,883,514
        Dilutive effect for stock options at December 31, 1997                           -               571,166
                                                                             ---------------      ---------------
        Adjusted weighted average shares at December 31, 1997                    95,883,514           96,454,680
                                                                             ===============      ===============

Net income to be used to compute earnings per share
       Income before cumulative effect of accounting change                         $95,699              $95,699
       Cumulative effect of accounting change                                        18,347               18,347
                                                                             ---------------      ---------------
       Net income                                                                  $114,046             $114,046
                                                                             ===============      ===============

Income before cumulative effect of accounting change                                  $1.00                $0.99
Cumulative effect of accounting change                                                  .19                  .19
                                                                             ---------------      ---------------
Earnings per share                                                                    $1.19                $1.18
                                                                             ===============      ===============






                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    IPALCO ENTERPRISES, INC.



                                                   By  /s/  John R. Hodowal
                                                   ------------------------
                                                    (John R. Hodowal, Chairman
                                                     of the Board and President)

Date:  February 29, 2000
       -----------------


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                                Title                   Date
   ---------                                -----                   ----

 (i) Principal Executive Officer:


  /s/ John R. Hodowal              Chairman of the Board     February 29, 2000
 ------------------------------       and President
   (John R. Hodowal)


 (ii) Principal Financial Officer:


  /s/ John R. Brehm                Vice President and        February 29, 2000
 ------------------------------        Treasurer
   (John R. Brehm)


 (iii) Principal Accounting Officer:


  /s/ Stephen J. Plunkett          Controller                February 29, 2000
 ------------------------------
   (Stephen J. Plunkett)


 (iv) A majority of the Board of Directors of IPALCO Enterprises, Inc.:

 /s/ Joseph D. Barnett, Jr.                  Director         February 29, 2000
----------------------------
 (Joseph D. Barnett, Jr.)


 /s/ Daniel R. Coats                         Director         February 29, 2000
-----------------------------
 (Daniel R. Coats)


 /s/ Mitchell E. Daniels, Jr.                Director         February 29, 2000
--------------------------------------
 (Mitchell E. Daniels, Jr.)


 /s/ Rexford C. Early                        Director         February 29, 2000
--------------------------------
 (Rexford C. Early)


 /s/ Otto N. Frenzel III                     Director         February 29, 2000
-------------------------------
 (Otto N. Frenzel III)


 /s/ Max L. Gibson                           Director         February 29, 2000
--------------------------------
 (Max L. Gibson)


 /s/ John R. Hodowal                         Director         February 29, 2000
-------------------------------
 (John R. Hodowal)


 /s/ Ramon L. Humke                          Director         February 29, 2000
----------------------------
 (Ramon L. Humke)


 /s/ Andre B. Lacy                           Director         February 29, 2000
-------------------------------
 (Andre B. Lacy)


 /s/ L. Ben Lytle                            Director         February 29, 2000
----------------------------------
 (L. Ben Lytle)


 /s/ Michael S. Maurer                       Director         February 29, 2000
---------------------------------------
 (Michael S. Maurer)


 /s/ Sallie W. Rowland                       Director         February 29, 2000
-----------------------------
 (Sallie W. Rowland)


 /s/ Thomas H. Sams                          Director         February 29, 2000
----------------------------
 (Thomas H. Sams)

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

3.2* Bylaws of IPALCO Enterprises, Inc. (Exhibit 3.2 to the Form 10Q dated 3-31-99.)

4.1* IPALCO PowerInvest Dividend Reinvestment and Direct Stock Purchase Plan. (Exhibit 4.1 to the Form 10-Q dated 9-30-96.)

4.2* IPALCO Enterprises, Inc. and First Chicago Trust Company of New York (Rights Agent) - Rights Agreement, as amended and restated.
        (Exhibit B to the Form 8-K dated 4-29-98.)

10.1* IPALCO Enterprises, Inc. and Indianapolis Power & Light Company Unfunded Deferred Compensation Plan for Officers and Directors as amended and restated January 1, 1999. (Exhibit 10.1 to the Form 10-K dated 12-31-98.) **

10.2* Directors' and Officers' Liability Insurance Policy No. DO392B1A97 effective June 1, 1998 to June 1, 1999. (Exhibit 10.1 to the Form 10-Q dated 6-30-99.) **

10.3* IPALCO Enterprises, Inc. Benefit Protection Fund and Trust Agreement effective November 1, 1988. (Form 10-K for year ended 12-31-88.) **

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

10.10    IPALCO Enterprises, Inc. 1999 Stock Incentive Plan. **

10.11 Form of Termination Benefits Agreement together with schedule of parties to, and dates of, the Termination Benefits Agreements. **

10.12 Termination Benefits Agreement between IPALCO Enterprises, Inc., Indianapolis Power & Light Company and Ramon L. Humke. **

10.13* Employment Agreement between IPALCO Enterprises, Inc. and John R. Hodowal dated July 29, 1986. (Exhibit 10.11 to the Form 10-K dated 12-31-94.) **

10.14    Employment Agreement between IPALCO Enterprises, Inc. and Ramon L.
         Humke dated    12-31-99.   **

10.15*   Voluntary  Employee  Beneficiary  Association  (VEBA) Trust Agreement.
        (Exhibit 10.12 to the Form 10-K  dated 12-31-94.)  **

10.16 First Amendment to Voluntary Employee Beneficiary Association (VEBA) Trust Agreement as amended and effective 11-30-99. **

11.1     Computation of Per Share Earnings.

20.1* Form 10-K of Indianapolis Power & Light Company for the year ended December 31, 1999, and all exhibits thereto. (SEC File No. 1-3132-2.)

21.1     Subsidiaries of the Registrant.

23.1     Independent Auditors' Consent.

27.1     Financial Data Schedule.