Form 10-Q
period 2000-03-31
IPALCO ENTERPRISES INC
filed 2000-05-12
CIK 728391

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


         For the quarterly period ended
                  March 31, 2000                 Commission File Number  1-8644



                            IPALCO ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

                  Indiana                                       35-1575582
         (State or other jurisdiction                      (I.R.S. Employer
           of incorporation or organization)              Identification No.)

                  One Monument Circle
                  Indianapolis, Indiana                               46204
         (Address of principal executive offices)                   (Zip Code)


         Registrant's telephone number, including area code:  317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. Yes X    No
                                                       ---    ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Class                     Outstanding At March 31, 2000
                  -----                     -----------------------------
       Common (Without Par Value)                 85,706,469 Shares

                    IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------
                                      INDEX
                                      -----


                                                                     Page No.
                                                                     --------
PART I.   FINANCIAL INFORMATION
-------   ---------------------
         Statements of Consolidated Income -
          Three Months Ended March 31, 2000 and 1999                       2

         Consolidated Balance Sheets - March 31, 2000 and
            December 31, 1999                                              3

         Statements of Consolidated Cash Flows -
            Three Months Ended March 31, 2000 and 1999                     4

         Notes to Consolidated Financial Statements                      5-8

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations               9-13

PART II.  OTHER INFORMATION                                            14-15
--------  -----------------

                                      PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                     Statements of Consolidated Income
                                  (In Thousands Except Per Share Amounts)
                                                (Unaudited)

                                                                         Three Months Ended
                                                                              March 31
                                                                       2000              1999
                                                                   -------------     -------------
UTILITY OPERATING REVENUES:
  Electric                                                         $    200,528      $    189,612
  Steam                                                                  10,561            11,219
                                                                   -------------     -------------
    Total operating revenues                                            211,089           200,831
                                                                   -------------     -------------

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                                 47,577            45,914
    Other                                                                35,839            30,758
  Power purchased                                                           502               661
  Purchased steam                                                         1,674             1,695
  Maintenance                                                            17,262            22,980
  Depreciation and amortization                                          27,555            26,579
  Taxes other than income taxes                                           9,300             8,936
  Income taxes - net                                                     23,210            20,057
                                                                   -------------     -------------
    Total operating expenses                                            162,919           157,580
                                                                   -------------     -------------
UTILITY OPERATING INCOME                                                 48,170            43,251
                                                                   -------------     -------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                       681               351
  Other - net                                                            98,186              (128)
  Income taxes - net                                                    (39,216)            2,056
                                                                   -------------     -------------
    Total other income - net                                             59,651             2,279
                                                                   -------------     -------------
INCOME BEFORE INTEREST AND OTHER CHARGES                                107,821            45,530
                                                                   -------------     -------------

INTEREST AND OTHER CHARGES:
  Interest                                                               15,024            15,351
  Allowance for borrowed funds used during construction                    (333)             (221)
  Preferred stock transactions                                              803               803
                                                                   -------------     -------------
    Total interest and other charges - net                               15,494            15,933
                                                                   -------------     -------------

NET INCOME                                                         $     92,327      $     29,597
                                                                   =============     =============


BASIC EARNINGS PER SHARE                                           $       1.08      $       0.34
                                                                   =============     =============

DILUTED EARNINGS PER SHARE                                         $       1.07      $       0.34
                                                                   =============     =============


See notes to consolidated financial statements.


                               IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                      Consolidated Balance Sheets
                                             (In Thousands)
                                              (Unaudited)
                                                                          March 31          December 31
                             ASSETS                                         2000                1999
                             ------
                                                                        --------------      -------------
UTILITY PLANT:
  Utility plant in service                                              $   2,928,666       $  2,922,338
  Less accumulated depreciation                                             1,322,562          1,299,122
                                                                        --------------      -------------
      Utility plant in service - net                                        1,606,104          1,623,216
  Construction work in progress                                               127,702            116,478
  Property held for future use                                                 10,718             10,718
                                                                        --------------      -------------
      Utility plant - net                                                   1,744,524          1,750,412
                                                                        --------------      -------------
OTHER ASSETS:
  Nonutility property - at cost, less accumulated depreciation                 68,348             69,056
  Available-for-sale securities                                                 2,764            175,202
  Other investments                                                            15,497             13,970
                                                                        --------------      -------------
      Other assets - net                                                       86,609            258,228
                                                                        --------------      -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                    44,408             23,935
  Accounts receivable and unbilled revenue
   (less allowance for doubtful accounts
   2000, $1,761 and 1999, $1,360)                                              43,355             51,357
  Fuel - at average cost                                                       44,440             52,016
  Materials and supplies - at average cost                                     49,367             48,694
  Tax refund receivable                                                             -                770
  Prepayments and other current assets                                          7,149              9,465
                                                                        --------------      -------------
      Total current assets                                                    188,719            186,237
                                                                        --------------      -------------
DEFERRED DEBITS:
  Regulatory assets                                                           105,011            107,948
  Miscellaneous                                                                10,920             13,012
                                                                        --------------      -------------
      Total deferred debits                                                   115,931            120,960
                                                                        --------------      -------------
              TOTAL                                                     $   2,135,783       $  2,315,837
                                                                        ==============      =============

                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                        $     438,574       $    439,066
    Unearned compensation - restricted stock awards                            (2,384)            (1,979)
    Premium on 4% cumulative preferred stock                                      649                649
    Retained earnings                                                         768,855            690,455
    Accumulated other comprehensive income                                      1,673            106,733
    Treasury stock, at cost                                                  (556,755)          (557,178)
                                                                        --------------      -------------
      Total common shareholders' equity                                       650,612            677,746
  Cumulative preferred stock of subsidiary                                     59,135             59,135
  Long-term debt (less current maturities and
   sinking fund requirements)                                                 789,865            870,050
                                                                        --------------      -------------
      Total capitalization                                                  1,499,612          1,606,931
                                                                        --------------      -------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                    8,557             57,578
  Current maturities and sinking fund requirements                             30,882             52,477
  Accounts payable and accrued expenses                                        51,881             56,798
  Dividends payable                                                            14,924             13,859
  Taxes accrued                                                               100,148             22,237
  Interest accrued                                                             10,323             13,767
  Other current liabilities                                                    12,105             13,356
                                                                        --------------      -------------
      Total current liabilities                                               228,820            230,072
                                                                        --------------      -------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                     333,080            400,588
  Unamortized investment tax credit                                            38,534             39,226
  Accrued postretirement benefits                                               2,680              4,338
  Accrued pension benefits                                                     27,825             29,018
  Miscellaneous                                                                 5,232              5,664
                                                                        --------------      -------------
      Total deferred credits and other long-term liabilities                  407,351            478,834
                                                                        --------------      -------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                     $   2,135,783       $  2,315,837
                                                                        ==============      =============
See notes to consolidated financial statements.


                                IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                  Statements of Consolidated Cash Flows
                                             (In Thousands)
                                               (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31
                                                                              2000               1999
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $      92,327      $      29,597
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                               28,329             27,189
    Amortization of regulatory assets                                            3,875              3,430
    Gain from sale of available for sale securities                           (111,948)                 -
    Deferred income taxes and investment tax credit adjustments - net           (2,785)             1,070
    Allowance for funds used during construction                                (1,014)              (572)
  Change in certain assets and liabilities:
    Accounts receivable                                                          8,002              1,031
    Fuel, materials and supplies                                                 6,903              1,457
    Accounts payable and accrued expenses                                       (4,917)            (7,383)
    Taxes accrued                                                               77,911             25,892
    Accrued pension benefits                                                    (1,193)              (686)
    Other - net                                                                 (3,608)            (4,270)
                                                                         --------------     --------------
Net cash provided by operating activities                                       91,882             76,755
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures - utility                                          (20,180)           (15,319)
  Construction expenditures - nonutility                                           (66)               (32)
  Proceeds from sale of available for sale securities                          113,113                  -
  Other                                                                           (127)            (2,506)
                                                                         --------------     --------------
Net cash used in investing activities                                           92,740            (17,857)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                     7,600             90,600
  Retirement of long-term debt                                                (109,395)           (39,000)
  Short-term debt - net                                                        (49,021)           (13,516)
  Common dividends paid                                                        (12,859)           (12,346)
  Issuance of common stock related to incentive compensation plans                  89              8,531
  Reacquired common stock                                                          423            (88,482)
  Other                                                                           (986)            (1,449)
                                                                         --------------     --------------
Net cash used in financing activities                                         (164,149)           (55,662)
                                                                         --------------     --------------
Net increase in cash and cash equivalents                                       20,473              3,236
Cash and cash equivalents at beginning of period                                23,935              9,075
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $      44,408      $      12,311
                                                                         ==============     ==============

----------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:
Cash paid (received) during the period for:
    Interest (net of amount capitalized)                                 $      17,657      $      18,435
                                                                         ==============     ==============
    Income taxes                                                         $      (4,328)     $      (4,896)
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

        In the opinion of management these statements reflect all adjustments, consisting of only normal recurring accruals, including elimination of all significant intercompany balances and transactions, which are necessary to present a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These financial statements and notes should be read in conjunction with the audited consolidated financial statements included in Enterprises' 1999 Annual Report on Form 10-K.


2.      CAPITAL STOCK

           Common Stock
                                                    Shares          Amount
                                                    ------          ------

       Balance at December 31, 1999               85,727,614      $439,066,102
           Exercise of stock options                   6,000            88,880
           Restricted stock issues / adjustments      25,433           604,838
           Restricted stock repurchased              (52,578)       (1,185,646)
                                                    --------       -----------

       Balance at March 31, 2000                  85,706,469      $438,574,174
                                                  ==========      ============


       The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                              For the Quarter Ended March 31,
                                              -------------------------------
                                                2000               1999
                                                ----               ----
                                                     (In thousands)

       Weighted average common shares            85,702           87,218
       Dilutive effect of stock options             558              897
                                               --------         --------
       Weighted average common
          and incremental shares                 86,260           88,115
                                               ========         ========


3.      STOCK-BASED COMPENSATION

       A summary of options issued under IPALCO's stock option plans is as follows:

                                              Weighted Average          Range of Option          Number of
                                               Price per Share          Price per Share           Shares
----------------------------------------------------------------------------------------------------------
Outstanding, December 31, 1999................      $15.17         $8.416 - $23.38              2,349,980
   Issued.....................................       16.41                   16.41              1,955,000
   Exercised..................................       12.67                   12.67                 (6,000)
                                                                                                ---------
Outstanding, March 31, 2000...................       15.74          8.416 -  23.38              4,298,980
                                                                                                =========

        Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock based plan have been applied by IPALCO. No compensation cost has been recognized for the stock option plans because the option price was equal to fair value at the grant dates. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," Enterprises' net income for the three months ended March 31, 2000, would have decreased from $92.3 million ($1.07 per share) to the pro forma amount of $88.5 million ($1.03 per share). Enterprises' net income and earnings per share for the similar period in 1999 would not have changed. Enterprises estimated the SFAS No. 123 fair value by utilizing the binomial options pricing model with the following assumptions: dividend yields of 2.5% to 4.0%, risk-free rates of 5.2% to 6.7%, volatility of 13% to 19% and expected lives of 5 years.

        IPALCO has a Long-Term Performance and Restricted Stock Incentive Plan. On January 3 and January 21, 2000, an additional 2,933 and 22,500 shares, respectively, were issued to reflect the addition of new participants. On January 3, 2000, 2,066 shares of restricted stock were redeemed as a result of a reduction in participants. During the first quarter of 2000, 50,512 shares of restricted stock were redeemed in order to pay taxes on behalf of participants or as a result of a participant electing to receive cash in lieu of stock.


4.     SEGMENT REPORTING

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


                                      March 2000                       March 1999
                                      ----------                       ----------
                                Electric  All Other  Total      Electric  All Other  Total
                                --------  ---------  -----      --------  ---------  -----
                                                     (In Millions)

       Operating Revenues          $201    $ 19      $220         $190     $ 20      $210
       Depreciation and
              Amortization           26       2        28           25        2        27
       Pre-tax Operating Income      69       1        70           61        2        63
       Income Taxes                  22      40        62           19       (1)       18
       Capital Expenditures          21       -        21           15        1        16

        Property - net of Depreciation is $1.813 billion and $1.819 billion in total for the periods ending March, 2000 and December, 1999, respectively. Within Property - net of Depreciation, the Electric segment is $1.669 billion and $1.674 billion for 2000 and 1999, respectively. The All Other segment is $144 million and $145 million for 2000 and 1999, respectively. Included within Property - net of Depreciation for the All Other segment is IPL steam plant of $76 million for each of the periods ending March, 2000 and December, 1999.

        Included within Depreciation and Amortization for the All Other segment is IPL steam depreciation of $1 million for each of the years 2000 and 1999. Included within Pre-tax Operating Income for the All Other segment is IPL steam pre-tax operating income of $2.0 million and $2.5 million for 2000 and 1999, respectively. Included within Income Taxes for the All Other segment is IPL steam income taxes of $.6 million and $.8 million for 2000 and 1999, respectively.


5.      INVESTMENTS

       During 1998 and 1999, Enterprises, through its subsidiary Mid-America, invested $1.2 million in Internet Capital Group, Inc. (Nasdaq:ICGE), an internet holding company, which went public in August 1999. At December 31, 1999, Mid-America held 1,030,600 shares of ICGE. During February 2000, Mid-America sold 1 million shares of ICGE resulting in a realized gain of $111.95 million. The realized gain is offset by related compensation of $9.0 million and is included in Other Income and Deductions. The after-tax proceeds from this sale were applied primarily to the reduction of IPALCO's outstanding unsecured debt. The remaining unrealized gain is classified as other comprehensive income, a separate component of shareholders' equity. The balance in other comprehensive income, net of taxes, at March 31, 2000 was $1.7 million.


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


7.      SALE OF STEAM, MID-AMERICA ENERGY RESOURCES AND INDIANAPOLIS CAMPUS
        ENERGY

        During March, 2000, Enterprises announced an agreement for the sale of certain assets (the "Assets") to Citizens Gas & Coke Utility. The Assets include the Perry K Steam Plant and downtown steam distribution system (Steam) operated by IPL; the central city chilled water cooling and distribution system owned by Mid-America Energy Resources, Inc. (MAER), and the chilled water cooling system owned by Indianapolis Campus Energy, Inc. (ICE) that provides services to Eli Lilly & Company. The anticipated selling price of the Assets is $161.7 million. Taxes payable on the transaction are estimated to be $23.0 million. The amount of selling price applicable to the separate entities has not been determined. The 1999 EBITDA (earnings before interest, taxes, depreciation and amortization) and net income of the combined entities (Steam, MAER, ICE) was $18.7 million and $3.0 million, respectively. Approximately $90 million of the net proceeds will be used to retire debt specifically assignable to the Assets. The sale is subject to certain government approvals and the satisfaction of certain conditions precedent in the agreement and is expected to be completed during 2000.

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


Overview
--------

     The Board of Directors of Enterprises on February 29, 2000, declared a quarterly dividend on common stock of 16.25 cents per share compared to 15.00 cents per share declared in the first quarter of 1999. The dividend was paid April 15, 2000, to shareholders of record March 17, 2000.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, for environmental compliance and for the implementation of an integrated information system. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $20.2 million during the quarter ended March 31, 2000, representing a $4.8 million increase from the comparable period in 1999. Internally generated cash provided by operations was used for construction expenditures during the first quarter of 2000.

     IPL's construction program for the three-year period 2000-2002 is estimated to cost $294.0 million including AFUDC. The estimated cost of the program by year (in millions) is $106.5 in 2000, $103.9 in 2001 and $83.6 in 2002. It
includes   $152.2  million  for  additions,   improvements   and  extensions  to
transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The construction program also includes $4.3 million of the remaining costs for construction of a 100-megawatt combustion turbine expected to be in service by June 2000. These projected amounts also include $20.7 million of costs during the period associated with new environmental standards promulgated by the EPA which are currently under appeal in the United States Court of Appeals (see "NOx SIP Call" below).

         IPALCO's Revolving Credit Facility (Revolver) was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common stock. During 1998, IPALCO repaid the Revolver with a commercial paper facility. The Revolver currently has no outstanding balance but is available for future borrowings. According to the credit agreement, IPALCO could borrow up to $160.4 million until March 31, 2001. The final step down provides for the available borrowings to decrease to $80.2 million on March 31, 2001, and remain available until March 31, 2002. The balance of the commercial paper facility was $109.4 million and $211.2 million on March 31, 2000 and December 31, 1999, respectively.


OTHER

Market Risk Sensitive Instruments and Positions
-----------------------------------------------

         The primary market risk to which Enterprises is exposed is interest rate risk. Enterprises uses long-term debt as a primary source of capital in its business. A portion of this debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for Enterprises' long-term fixed-rate debt and its other types of long-term debt at March 31, 2000:

                                            Maturity Schedule
                                           Period Ending March 31
                                                                                                       Fair
(Dollars in Millions)               2001    2002     2003     2004     2005  Thereafter   Total        Value
---------------------------------------------------------------------------------------------------------------
Long-term debt
Fixed rate                          $3.3    $3.4     $3.8     $84.1    $4.4     $419.2     $518.2      $510.3
  Average rate                      7.9%    7.9%     7.9%     6.1%     7.9%     7.0%       6.9%
Variable                            -       -        -        -        -        $192.3     $192.3      $192.3
  Average rate                      -       -        -        -        -        3.9%       3.9%
Recapitalization debt               $29.2   $80.2    -        -        -        -          $109.4      $109.4
  Average rate                      6.7%    6.7%     -        -        -        -          6.7%

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

       At March 31, 2000, IPALCO had an interest rate swap agreement outstanding with a notional amount of $125 million, of which the notional amount decreases $25 million each quarter. Enterprises has agreed to pay a fixed rate of 6.3575% and receive a floating rate based on applicable LIBOR. The fair value of IPALCO's swap agreement was $0.1 million at March 31, 2000.

       At March 31, 2000, IPL had an interest rate swap agreement with a notional amount of $40 million, which expires in January 2023. IPL agrees to pay interest at a fixed rate of 5.21% to a swap counter party and receive a variable rate based on the tax-exempt weekly rate. The fair value of IPL's swap agreement was $(0.8) million at March 31, 2000.

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

NOx SIP Call
------------

     On October 27, 1998, EPA issued a final rule calling for Indiana, along with 22 other jurisdictions in the eastern third of the United States, to impose more stringent limits on nitrogen oxides (NOx) from fossil-fuel fired steam electric generators, such as those operated by IPL. This rule (the NOx SIP Call) was based in part on the new ozone standards that were later held unlawful in the Court of Appeals' decision discussed above. In a separate decision on May 25, 1999, the Court of Appeals stayed the compliance deadlines in the NOx SIP Call. On March 3, 2000, the Court of Appeals issued a decision largely upholding the NOx SIP Call. Litigants challenging the NOx SIP Call, including IPL, currently seek rehearing in the Court of Appeals.

     Because power plants emit nitrogen oxides, as well as fine particulate matter, existing IPL sources may be required to be retrofitted with additional air pollution controls in the future, either as a result of the EPA regulations discussed above or future regulatory actions.

     EPA's NOx SIP Call would require operators of coal-fired electric utility boilers in the affected states to limit NOx emissions to 0.15 pounds per million BTUs of heat input as a system-wide average. That limit calls for a reduction of about 85% from 1990 average emissions from coal-fired electric utility boilers, and a reduction of about 57% from IPL's current emissions.

     It is not possible to predict whether EPA's NOx SIP Call will ultimately survive judicial review. Nor is it possible at this time to predict accurately the costs of compliance. Enterprises' preliminary estimates are that the NOx SIP Call would necessitate capital expenditures of about $160 million.

     As to timing, if the requirements of the NOx SIP Call became effective, they would likely do so during the 2000-2001 period and would probably necessitate deployment of capital during the period between 2002 and 2005. There can be no certainty about these estimates.

     Enterprises expects to refine the above estimates as engineering studies progress and when, as, and if such rules become effective.

Sale of Steam, Mid-America Energy Resources and Indianapolis Campus Energy
--------------------------------------------------------------------------

       See Note 7 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         Comparison of Quarters Ended March 31, 2000 and March 31, 1999
         --------------------------------------------------------------

         Diluted earnings per share during the first quarter of 2000 was $1.07, or $.73 above the $.34 attained in the comparable 1999 period. Weighted average, diluted shares for the first quarter of 2000 were 86.3 million compared to 88.1 million for the same period in 1999 due to IPALCO's repurchase of 6 million common shares between December 1998 and March 1999. The following discussion highlights the factors contributing to the first quarter results.

Operating Revenues
------------------

         Operating revenues increased $10.3 million during the first quarter ended March 2000 compared to the similar period last year. These results were due to the following:

                                                        Increase (Decrease)
                                                       from Comparable Period
                                                    Three Months Ended March 31
                                                     ---------------------------
                                                        (Millions of Dollars)

  Electric:
       Change in retail KWH sales - net of fuel                  $    5.8
       Fuel revenue                                                   0.2
       Wholesale revenue                                              4.6
       DSM Tracker revenue                                            0.4
  Steam revenue                                                      (0.7)
                                                                ---------
       Total change in operating revenues                          $ 10.3
                                                                =========


         The first quarter increase in retail KWH sales compared to the similar period in 1999 resulted from economic growth in Indianapolis and a higher realization per kilowatt-hour sold. The changes in fuel revenues in 2000 from the prior year reflect changes in total fuel costs billed to customers. Wholesale revenue increased during the first quarter of 2000 due to favorable wholesale market conditions and generating unit availability.

Operating Expenses
------------------

         Fuel costs increased by $1.7 million in the first quarter of 2000 compared to the same period last year. The first quarter increase was primarily due to increased kilowatt-hour sales.

         Other operating expenses increased $5.1 million in the first quarter of 2000 compared to the same period in 1999. The first quarter increase was primarily due to decreased sales of emission allowances of $3.0 million, which increased operating expenses. Also contributing to the variance were increased distribution expenses and customer service and informational expenses.

         Maintenance expense decreased $5.7 million during the first quarter of 2000 compared to the same period last year. The decrease in expense was due primarily to reduced costs associated with the overhaul of plant generating units.

         Income taxes-net increased $3.2 million in the first quarter of 2000 compared to the same period in 1999 due to an increase in pretax operating income.

         As a result of the foregoing, utility operating income increased 11.4% during the first quarter of 2000 from the comparable 1999 period, to $48.2 million.

Other Income and Deductions
---------------------------

         Other - net, which includes the pretax operating and investment income from operations other than IPL, as well as non-operating income from IPL, increased $98 million during the first quarter 2000 (see Note 5 in the Notes to Consolidated Financial Statements).

Interest and Other Charges
--------------------------

         Interest expense decreased $0.3 million for the three months ended March 31, 2000, compared to the similar period last year primarily as a result of the reduction of the principal amount on the recapitalization debt facility of IPALCO.

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

See "NOx SIP Call" under Item 2, Other.

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

11.1     Computation of Per Share Earnings.

21.1* Subsidiaries of the Registrant. (Exhibit 21.1 to the Form 10-K dated 12-31-99.)

27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K.

                           A Form 8-K was filed on February  3, 2000,  reporting
                           item 5, Other Events, to report the sale of a portion of Mid-America's interest in Internet Capital Group, Inc.

                           A Form 8-K was filed on February 22, 2000,  reporting
                           item 5, Other Events, to report the sale of a portion of Mid-America's interest in Internet Capital Group, Inc.

                           A Form 8-K was  filed on March  23,  2000,  reporting
                           item 5, Other Events, to report an agreement for the sale of certain assets to Citizens Gas & Coke Utility.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                IPALCO ENTERPRISES, INC.
                                             -----------------------------
                                                     (Registrant)



Date:            May 12, 2000                  /s/  John R. Brehm
       -------------------------------      ------------------------------
                                                  John R. Brehm
                                                  Vice President and Treasurer



Date:            May 12, 2000                  /s/  Stephen J. Plunkett
       -------------------------------      ------------------------------
                                                  Stephen J. Plunkett
                                                  Controller