Form 10-Q
period 2000-06-30
IPALCO ENTERPRISES INC
filed 2000-08-11
CIK 728391

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


         For the quarterly period ended
                   June 30, 2000            Commission File Number  1-8644



                            IPALCO ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

                  Indiana                                   35-1575582
         (State or other jurisdiction                  (I.R.S. Employer
           of incorporation or organization)            Identification No.)

                  One Monument Circle
                  Indianapolis, Indiana                        46204
         (Address of principal executive offices)            (Zip Code)


         Registrant's telephone number, including area code:  317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. Yes  X   No
                                                      ----    ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                 Outstanding At June 30, 2000
                    -----                 ----------------------------
       Common (Without Par Value)             85,722,469 Shares

                    IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                      INDEX
                                      -----



                                                                       Page No.
                                                                       --------

PART I.   FINANCIAL INFORMATION
-------   ---------------------

         Statements of Consolidated Income - Three Months Ended and
          Six Months Ended June 30, 2000 and 1999                            2

         Consolidated Balance Sheets - June 30, 2000 and
            December 31, 1999                                                3

         Statements of Consolidated Cash Flows -
            Six Months Ended June 30, 2000 and 1999                          4

         Notes to Consolidated Financial Statements                        5-9

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations                10-15

PART II.  OTHER INFORMATION                                              16-18
--------  -----------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                        Statements of Consolidated Income
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                                  Three Months Ended                   Six Months Ended
                                                                        June 30                             June 30
                                                                 2000              1999              2000              1999
                                                             -------------     ------------      -------------     ------------
UTILITY OPERATING REVENUES:
  Electric                                                   $    198,188      $   195,843       $    398,716      $   385,455
  Steam                                                             6,512            7,167             17,073           18,386
                                                             -------------     ------------      -------------     ------------
    Total operating revenues                                      204,700          203,010            415,789          403,841
                                                             -------------     ------------      -------------     ------------

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                           44,577           43,029             92,154           88,943
    Other                                                          34,552           32,762             70,391           63,520
  Power purchased                                                   2,520            3,367              3,022            4,028
  Purchased steam                                                   1,557            1,668              3,231            3,363
  Maintenance                                                      23,907           13,847             41,169           36,827
  Depreciation and amortization                                    27,749           26,775             55,304           53,354
  Taxes other than income taxes                                     9,277            8,685             18,577           17,621
  Income taxes - net                                               18,777           23,443             41,987           43,500
                                                             -------------     ------------      -------------     ------------
    Total operating expenses                                      162,916          153,576            325,835          311,156
                                                             -------------     ------------      -------------     ------------
UTILITY OPERATING INCOME                                           41,784           49,434             89,954           92,685
                                                             -------------     ------------      -------------     ------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                 869              319              1,550              670
  Other - net                                                        (385)            (536)            97,801             (664)
  Income taxes - net                                                1,658            2,592            (37,558)           4,648
                                                             -------------     ------------      -------------     ------------
    Total other income - net                                        2,142            2,375             61,793            4,654
                                                             -------------     ------------      -------------     ------------
INCOME BEFORE INTEREST AND OTHER CHARGES                           43,926           51,809            151,747           97,339
                                                             -------------     ------------      -------------     ------------

INTEREST AND OTHER CHARGES:
  Interest                                                         14,550           16,549             29,574           31,900
  Allowance for borrowed funds used during construction              (408)            (196)              (741)            (417)
  Preferred stock transactions                                        804              804              1,607            1,607
                                                             -------------     ------------      -------------     ------------
    Total interest and other charges - net                         14,946           17,157             30,440           33,090
                                                             -------------     ------------      -------------     ------------

NET INCOME                                                   $     28,980      $    34,652       $    121,307      $    64,249
                                                             =============     ============      =============     ============


BASIC EARNINGS PER SHARE                                     $       0.34      $      0.40       $       1.42      $      0.74
                                                             =============     ============      =============     ============

DILUTED EARNINGS PER SHARE                                   $       0.33      $      0.40       $       1.40      $      0.74
                                                             =============     ============      =============     ============


See notes to consolidated financial statements.


                               IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                      Consolidated Balance Sheets
                                             (In Thousands)
                                              (Unaudited)
                                                                           June 30          December 31
                             ASSETS                                         2000                1999
                             ------
                                                                        --------------      -------------
UTILITY PLANT:
  Utility plant in service                                              $   2,962,262       $  2,922,338
  Less accumulated depreciation                                             1,350,589          1,299,122
                                                                        --------------      -------------
      Utility plant in service - net                                        1,611,673          1,623,216
  Construction work in progress                                               120,212            116,478
  Property held for future use                                                 10,718             10,718
                                                                        --------------      -------------
      Utility plant - net                                                   1,742,603          1,750,412
                                                                        --------------      -------------
OTHER ASSETS:
  Nonutility property - at cost, less accumulated depreciation                 67,611             69,056
  Available-for-sale securities                                                   189            175,202
  Other investments                                                            15,525             13,970
                                                                        --------------      -------------
      Other assets - net                                                       83,325            258,228
                                                                        --------------      -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                    21,251             23,935
  Accounts receivable and unbilled revenue
   (less allowance for doubtful accounts
   2000, $1,521 and 1999, $1,360)                                              49,349             51,357
  Fuel - at average cost                                                       43,759             52,016
  Materials and supplies - at average cost                                     49,076             48,694
  Tax refund receivable                                                             -                770
  Prepayments and other current assets                                          3,774              9,465
                                                                        --------------      -------------
      Total current assets                                                    167,209            186,237
                                                                        --------------      -------------
DEFERRED DEBITS:
  Regulatory assets                                                           102,157            107,948
  Miscellaneous                                                                10,208             13,012
                                                                        --------------      -------------
      Total deferred debits                                                   112,365            120,960
                                                                        --------------      -------------
              TOTAL                                                     $   2,105,502       $  2,315,837
                                                                        ==============      =============

                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                        $     439,234       $    439,066
    Unearned compensation - restricted stock awards                            (1,659)            (1,979)
    Premium on 4% cumulative preferred stock                                      649                649
    Retained earnings                                                         783,904            690,455
    Accumulated other comprehensive income                                        112            106,733
    Treasury stock, at cost                                                  (556,754)          (557,178)
                                                                        --------------      -------------
      Total common shareholders' equity                                       665,486            677,746
  Cumulative preferred stock of subsidiary                                     59,135             59,135
  Long-term debt (less current maturities and
   sinking fund requirements)                                                 789,532            870,050
                                                                        --------------      -------------
      Total capitalization                                                  1,514,153          1,606,931
                                                                        --------------      -------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                    6,000             57,578
  Current maturities and sinking fund requirements                             34,431             52,477
  Accounts payable and accrued expenses                                        59,031             56,798
  Dividends payable                                                            14,921             13,859
  Taxes accrued                                                                50,948             22,237
  Interest accrued                                                             13,688             13,767
  Other current liabilities                                                    13,049             13,356
                                                                        --------------      -------------
      Total current liabilities                                               192,068            230,072
                                                                        --------------      -------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                     328,209            400,588
  Unamortized investment tax credit                                            37,842             39,226
  Accrued postretirement benefits                                               1,072              4,338
  Accrued pension benefits                                                     26,939             29,018
  Miscellaneous                                                                 5,219              5,664
                                                                        --------------      -------------
      Total deferred credits and other long-term liabilities                  399,281            478,834
                                                                        --------------      -------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                     $   2,105,502       $  2,315,837
                                                                        ==============      =============

See notes to consolidated financial statements.

                                IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                  Statements of Consolidated Cash Flows
                                             (In Thousands)
                                               (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30
                                                                              2000               1999
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $     121,307      $      64,249
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                               56,838             55,322
    Amortization of regulatory assets                                            7,163              7,002
    Gain from sale of available for sale securities                           (112,638)                 -
    Deferred income taxes and investment tax credit adjustments - net           (7,703)             1,562
    Allowance for funds used during construction                                (2,291)            (1,087)
  Change in certain assets and liabilities:
    Accounts receivable                                                          2,008              1,883
    Fuel, materials and supplies                                                 7,875              1,484
    Accounts payable and accrued expenses                                        2,233            (14,828)
    Taxes accrued                                                               28,711             15,720
    Accrued pension benefits                                                    (2,079)            (1,372)
    Other - net                                                                  2,533              2,002
                                                                         --------------     --------------
Net cash provided by operating activities                                      103,957            131,937
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures - utility                                          (45,136)           (33,761)
  Construction expenditures - nonutility                                          (103)              (317)
  Proceeds from sale of available for sale securities                          113,833                  -
  Other                                                                            816             (4,117)
                                                                         --------------     --------------
Net cash provided by (used in) investing activities                             69,410            (38,195)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                    29,100            117,400
  Retirement of long-term debt                                                (127,695)           (70,400)
  Short-term debt - net                                                        (51,578)           (18,577)
  Common dividends paid                                                        (26,786)           (25,203)
  Issuance of common stock related to incentive compensation plans                 288              8,592
  Reacquired common stock                                                          424            (88,482)
  Other                                                                            196               (948)
                                                                         --------------     --------------
Net cash used in financing activities                                         (176,051)           (77,618)
                                                                         --------------     --------------
Net increase (decrease) in cash and cash equivalents                            (2,684)            16,124
Cash and cash equivalents at beginning of period                                23,935              9,075
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $      21,251      $      25,199
                                                                         ==============     ==============

----------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:
Cash paid during the period for:
    Interest (net of amount capitalized)                                 $      27,940      $      30,075
                                                                         ==============     ==============
    Income taxes                                                         $      65,735      $      16,730
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


2.      CAPITAL STOCK

           Common Stock
                                                    Shares            Amount
                                                    -------          --------

       Balance at December 31, 1999               85,727,614       $439,066,102
           Exercise of stock options                  22,000            288,427
           Restricted stock issues / adjustments      25,433          1,065,161
           Restricted stock redeemed                 (52,578)        (1,185,646)
                                                  ----------       ------------
       Balance at June 30, 2000                   85,722,469       $439,234,044
                                                  ==========       ============


       The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                            For the Period Ended June 30,
                                                            -----------------------------
                                                 Three Months Ended             Six Months Ended
                                                 2000          1999            2000          1999
                                                --------------------          --------------------
                                                                     (In thousands)

       Weighted average common shares           85,713        85,718           85,708       86,468
       Dilutive effect of stock options            888           784              722          840
                                                ------        ------           ------       ------
       Weighted average common
          and incremental shares                86,601        86,502           86,430       87,308
                                                ======        ======           ======       ======


3.      STOCK-BASED COMPENSATION

       A summary of options issued under IPALCO's stock option plans is as follows:

                                              Weighted Average         Range of Option         Number of
                                               Price per Share         Price per Share          Shares
                                               ---------------         ---------------        ----------
Outstanding, December 31, 1999................      $15.170           $8.416 -$23.380          2,349,980
   Issued.....................................       16.570           16.410 - 20.530          2,033,000
   Exercised..................................        9.580            8.416 - 12.670            (22,000)
                                                                                               ---------
Outstanding, June 30, 2000....................       15.850            9.380 - 23.380          4,360,980
                                                                                               =========

        Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock based plan have been applied by IPALCO. No compensation cost has been recognized for the stock option plans because the option price was equal to fair value at the grant dates. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," Enterprises' net income for the six months ended June 30, 2000, would have decreased from $121.3 million ($1.40 per share) to the pro forma amount of $121.2 million ($1.40 per share). Enterprises' net income and earnings per share for the similar period in 1999 would have decreased from $64.2 million ($.74 per share) to the pro forma amount of $64.1 million ($.73 per share). Enterprises estimated the SFAS No. 123 fair value by utilizing the binomial options pricing model with the following assumptions: dividend yields of 2.5% to 4.0%, risk-free rates of 5.2% to 6.7%, volatility of 13% to 22% and expected lives of 5 years.

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


4.     SEGMENT REPORTING

        Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Enterprises' reportable business segments are electric and "all other." Steam operations of IPL and all subsidiaries other than IPL are combined in the "all other" category. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies (see Note 1in Enterprises' 1999 Annual Report on Form 10-K). The following tables provide information about Enterprises' business segments:

                                         Three Months Ended                                Six Months Ended
                                             June 30,                                          June 30,
                                  2000                     1999                       2000                     1999
                                   All                      All                        All                      All
                         Electric Other Total     Electric Other Total       Electric Other Total     Electric Other Total
                         -------- ----- -----     -------- ----- -----       -------- ----- -----     -------- ----- -----
                                          (In Millions)                                      (In Millions)

Operating Revenues         $198   $ 15  $213        $196   $ 15   $211         $399   $ 34   $433       $385   $ 36   $421
Depreciation and
   Amortization              27      2    29          26      2     28           53      3     56         51      3     54
Pre-tax Operating Income     60     (3)   57          72      -     72          130     (2)   128        133      2    135
Income Taxes                 19     (2)   17          23     (2)    21           41     39     80         43     (4)    39
Capital Expenditures         26      -    26          18      1     19           47      -     47         33      2     35

        Property - net of Depreciation is $1.810 billion and $1.819 billion in total for the periods ending June, 2000 and December, 1999, respectively. Within Property - net of Depreciation, the Electric segment is $1.668 billion and $1.674 billion for 2000 and 1999, respectively. The All Other segment is $142 million and $145 million for 2000 and 1999, respectively. Included within Property - net of Depreciation for the All Other segment is IPL steam plant of $75 million and $76 million for the periods ending June, 2000 and December, 1999, respectively.

        Included within Depreciation and Amortization for the All Other segment is IPL steam depreciation of $1 million for both the second quarter 2000 and 1999. For each of the six months ended June 30, 2000 and 1999, IPL steam depreciation of $2 million is included within Depreciation and Amortization for the All Other segment.

        Included within Pre-tax Operating Income for the All Other segment is IPL steam pre-tax operating income of $.2 million for the second quarter of 2000 compared to $.6 million for the same period in 1999. For the six months ended June 30, 2000 and 1999, IPL steam pre-tax operating income of $2 million and $3 million, respectively, is included within Pre-tax Operating Income for the All Other segment.

        Included within Income Taxes for the All Other segment is IPL steam income taxes of $(.1) million for the second quarter of 2000 compared to $.1 million for the same period in 1999. For each of the six months ended June 30, 2000 and 1999, IPL steam income taxes of $1 million is included within Income Taxes for the All Other segment.


5.     INVESTMENTS

       During 1998 and 1999, Enterprises, through its subsidiary Mid-America, invested $1.2 million in Internet Capital Group, Inc. (Nasdaq:ICGE), an internet holding company, which went public in August 1999. At December 31, 1999, Mid-America held 1,030,600 shares of ICGE. During February 2000, Mid-America sold 1 million shares of ICGE resulting in a realized gain of $111.95 million. During May 2000, Mid-America sold another 25,500 shares of ICGE resulting in a realized gain of $.7 million. The total realized gain is offset by related compensation of $9.0 million and is included in Other Income and Deductions. The after-tax proceeds from these sales were applied primarily to the reduction of IPALCO's outstanding unsecured debt.

6.      NEW ACCOUNTING STANDARD


        Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was to be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The effective date for this standard was delayed one year by SFAS 137. The standard is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June 2000, SFAS 138 was issued to amend the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. Management has not yet quantified the effect of the new standards on the consolidated financial statements.


7. SALE OF STEAM ASSETS, MID-AMERICA ENERGY RESOURCES AND INDIANAPOLIS CAMPUS ENERGY

        During March, 2000, Enterprises announced an agreement for the sale of certain assets (the "Assets") to Citizens Gas & Coke Utility. The Assets include the Perry K Steam Plant and downtown steam distribution system (Steam) operated by IPL; the central city chilled water cooling and distribution system owned by Mid-America Energy Resources, Inc. (MAER), and the chilled water cooling system owned by Indianapolis Campus Energy, Inc. (ICE) that provides services to Eli Lilly & Company. The anticipated selling price of the Assets is $161.7 million. The selling price allocated to Steam, MAER and ICE is approximately $54.6 million, $88.4 million and $18.7 million, respectively. Taxes payable on the transaction are estimated to be $26.3 million. This transaction is expected to result in a net gain to IPALCO on a consolidated basis. The 1999 EBITDA (earnings before interest, taxes, depreciation and amortization) and net income of the combined entities (Steam, MAER, ICE) was $18.7 million and $3.0 million, respectively. Approximately $90 million of the net proceeds will be used to retire debt specifically assignable to the Assets. The sale is subject to certain government approvals and the satisfaction of certain conditions precedent in the agreement and is expected to be completed during 2000.


8.      AES ACQUISITION OF IPALCO

        On July 15, 2000, IPALCO and The AES Corporation, a Delaware corporation ("AES"), entered into an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") whereby AES will acquire IPALCO for $25.00 per share in a stock-for-stock transaction valued at approximately $2.15 billion plus the assumption of $890 million of debt and preferred stock.

        Under the terms of the agreement, the final exchange ratio will be determined five business days prior to closing, based on the average daily closing prices of AES common stock for the preceding twenty trading days. Upon closing, each share of IPALCO common stock will be exchanged for AES shares with a market value of $25.00, so long as the average price of AES common stock (determined as described above) is not below $31.50. If the average price of AES common stock is below $31.50 per share, IPALCO shareholders will receive a fixed ratio of .794 shares of AES common stock per share of IPALCO common stock. If the average price of AES common stock is below $26.45 (an effective price to IPALCO shareholders of $21.00 per share of IPALCO common stock), IPALCO has the right to terminate the transaction. The transaction is expected to be tax free to IPALCO shareholders. Upon closing, IPALCO will become a wholly-owned subsidiary of AES with its headquarters remaining in Indianapolis.

        The transaction is subject to certain conditions, including receipt of the approval of IPALCO shareholders and receipt of regulatory approvals, including that of the Federal Energy Regulatory Commission and the Securities and Exchange Commission. The parties anticipate receiving regulatory approvals and closing the transaction by early 2001. Additionally, as part of the SEC approval process, AES expects to restructure its ownership interests in CILCORP, another subsidiary of AES, within a specified period of time in order to continue as an exempt holding company under the Public Utility Holding Company Act of 1935. If the closing of the transaction is delayed beyond March 31, 2001 for failure to receive necessary SEC approvals, the purchase price per IPALCO share, determined as outlined above, will be increased by $0.15 plus a daily "ticking fee" equal to $0.375 per calendar quarter.

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

       Some important factors that could cause Enterprises' actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, the pending transaction with AES, including the conditions thereto, fluctuations in customer growth and demand, weather, fuel costs, generating unit availability, purchased power costs and availability, regulatory action, environmental matters, federal and state legislation, interest rates, labor strikes, maintenance and capital expenditures and local economic conditions. In addition, IPL's ability to have available an appropriate amount of production capacity in a timely manner can significantly affect IPL's financial performance. The timing of deregulation and competition, product development and technology changes are also important potential factors. Most of these factors affect Enterprises through its wholly owned subsidiary, IPL.

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


Overview
--------

     The Board of Directors of Enterprises on April 25, 2000, declared a quarterly dividend on common stock of 16.25 cents per share compared to 15.00 cents per share declared in the second quarter of 1999. The dividend was paid July 15, 2000, to shareholders of record June 16, 2000.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam, for environmental compliance and for the implementation of an integrated information system. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $25.0 million during the quarter ended June 30, 2000, representing a $6.3 million increase from the comparable period in 1999. Internally generated cash provided by operations funded construction expenditures during the second quarter of 2000. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $45.2 million during the six months ended June 30, 2000, representing an $11.2 million increase from the comparable period in 1999. Internally generated cash provided by operations funded construction expenditures during the first six months of 2000.

         IPL's construction program for the three-year period 2000-2002 is estimated to cost $294.0 million including AFUDC. The estimated cost of the program by year (in millions) is $106.5 in 2000, $103.9 in 2001 and $83.6 in 2002. It includes $152.2 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The construction program also includes $6.6 million in 2000 for construction of a 100-megawatt combustion turbine. The turbine was placed in service during May 2000, and only $.3 million of related construction costs remain unexpended as of June 30, 2000. These projected amounts also include $20.7 million of costs during the period associated with new environmental standards promulgated by the EPA which are currently expected to be appealed to the United States Supreme Court. (See also "NOx SIP Call" below.)

         IPALCO's Revolving Credit Facility (Revolver) was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common stock. During 1998, IPALCO repaid the Revolver with a commercial paper facility. The Revolver currently has no outstanding balance but is available for future borrowings. According to the credit agreement, IPALCO could borrow up to $160.4 million until March 31, 2001. The final step down provides for the available borrowings to decrease to $80.2 million on March 31, 2001, and remain available until March 31, 2002. The balance of the commercial paper facility was $112.6 million and $211.2 million on June 30, 2000 and December 31, 1999, respectively.


OTHER

Market Risk Sensitive Instruments and Positions
-----------------------------------------------

         The primary market risk to which Enterprises is exposed is interest rate risk. Enterprises uses long-term debt as a primary source of capital in its business. A portion of this debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for Enterprises' long-term fixed-rate debt and its other types of long-term debt at June 30, 2000:

                                            Maturity Schedule
                                           Period Ending June 30
                                                                                                  Fair
(Dollars in Millions)          2001    2002     2003     2004     2005  Thereafter   Total       Value
----------------------------------------------------------------------------------------------------------
Long-term debt
Fixed rate                     $3.0    $3.4     $3.6     $83.9    $4.2     $421.8     $519.9      $509.8
  Average rate                 7.8%    7.9%     7.9%     6.1%     7.9%     7.0%       6.9%
Variable                       -       -        -        -        -        $192.3     $192.3      $192.3
  Average rate                 -       -        -        -        -        4.1%       4.1%
Recapitalization debt          $32.4   $80.2    -        -        -        -          $112.6      $112.6
  Average rate                 6.7%    6.7%     -        -        -        -          6.7%

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

       At June 30, 2000, IPALCO had an interest rate swap agreement outstanding with a notional amount of $100 million, of which the notional amount decreases $25 million each quarter. Enterprises has agreed to pay a fixed rate of 6.3575% and receive a floating rate based on applicable LIBOR. The fair value of IPALCO's swap agreement was $0.2 million at June 30, 2000.

       At June 30, 2000, IPL had an interest rate swap agreement with a notional amount of $40 million, which expires in January 2023. IPL agrees to pay interest at a fixed rate of 5.21% to a swap counter party and receive a variable rate based on the tax-exempt weekly rate. The fair value of IPL's swap agreement was $.1 million at June 30, 2000.

National Ambient Air Quality Standards
--------------------------------------

       On July 16, 1997, the United States Environmental Protection Agency (EPA) promulgated final rules tightening the National Ambient Air Quality Standards for ozone and creating new fine particulate matter standards. On October 29, 1999, after conducting a rehearing of its initial decision of May 14, 1999, the United States Court of Appeals for the District of Columbia Circuit determined that the new ozone standards were not issued lawfully, but left open the question of future remedy. The Court also determined that the standards for fine particulate matter were legally deficient in certain respects. The Supreme Court has accepted EPA's petition to review the Court of Appeals' decision, and a decision is expected by summer 2001.

NOx SIP Call
------------

         On October 27, 1998, EPA issued a final rule calling for Indiana, along with 22 other jurisdictions in the eastern third of the United States, to impose more stringent limits on nitrogen oxides (NOx) from fossil-fuel fired steam electric generators, such as those operated by IPL. This rule (the NOx SIP Call) was based in part on the new ozone standards that were later held unlawful in the Court of Appeals' decision discussed above. In a separate decision on May 25, 1999, the Court of Appeals stayed the compliance deadlines in the NOx SIP Call. On March 3, 2000, the Court of Appeals issued a decision largely upholding the NOx SIP Call, and a petition for rehearing in the Court of Appeals was later denied. Litigants, including IPL, are considering seeking review in the United States Supreme Court.

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

       It is not possible to predict whether EPA's NOx SIP Call will ultimately survive judicial review. Nor is it possible at this time to predict accurately the costs of compliance. Enterprises' preliminary estimates are that the NOx SIP Call would necessitate capital expenditures of about $160 million. Only $20.7 million of such amount has been included in IPL's 2000-2002 construction program; consequently, such program could change substantially.

       As to timing, if the requirements of the NOx SIP Call became effective, they would likely do so during the 2000-2001 period and would probably necessitate deployment of capital during the period between 2000 and 2003. There can be no certainty about these estimates.

       Enterprises expects to refine the above estimates as engineering studies progress and when, as, and if such rules become effective.

Sale of Steam Assets,  Mid-America Energy Resources and Indianapolis Campus
---------------------------------------------------------------------------
Energy
------

       See Note 7 in the Notes to Consolidated Financial Statements.

AES Acquisition of IPALCO
-------------------------

       See Note 8 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         Comparison of Second Quarter and Six Months Ended June 30, 2000
         ---------------------------------------------------------------
             with Second Quarter and Six Months Ended June 30, 1999
             ------------------------------------------------------

         Diluted earnings per share during the second quarter of 2000 was $.33, or $.07 below the $.40 attained in the comparable 1999 period. Weighted average, diluted shares for the second quarter of 2000 were 86.6 million compared to 86.5 million for the same period in 1999. Diluted earnings per share during the first six months of 2000 was $1.40, or $.66 above the $.74 attained in the comparable 1999 period. Weighted average, diluted shares for the six months ended June 30, 2000, were 86.4 million compared to 87.3 million for the same period in 1999. The following discussion highlights the factors contributing to the second quarter and six months ended results.

Operating Revenues
------------------

         Operating revenues increased $1.6 million during the second quarter ended June 2000 compared to the similar period last year. Operating revenues for the six months ended June 2000 increased $11.9 million from the comparable 1999 period. These results were due to the following:

                                Increase (Decrease) from Comparable 1999 Period
                                -----------------------------------------------
                                                    June 30, 2000
                                                    -------------
                                     Three Months Ended       Six Months Ended
                                     ------------------       ----------------
                                               (Millions of Dollars)

Electric:
     Change in retail KWH sales - net of fuel      0.5              6.3
     Fuel revenue                                  2.8              3.0
     Wholesale revenue                            (1.9)             2.7
     DSM Tracker revenue                          (0.2)             0.2
Steam revenue                                     (0.6)            (1.3)
Other revenue                                      1.0              1.0
                                               --------         --------
     Total change in operating revenues        $   1.6          $  11.9
                                               ========         ========


         The second quarter and six months ended June 30, 2000 increase in retail KWH sales compared to the similar periods in 1999 resulted from economic growth in Indianapolis impacted by changed weather conditions. The second quarter of 2000 experienced milder temperatures compared to last year. As a result, cooling degree days decreased 16.3%. The changes in fuel revenues in 2000 from the prior year reflect changes in total fuel costs billed to customers. Wholesale revenue decreased during the second quarter of 2000 due to reduced generating unit availability related to a planned overhaul outage of IPL's Stout unit 7. Steam revenue decreased during the six months ended 2000 primarily due to a decrease in heating degree days.

Operating Expenses
------------------

         Fuel costs increased by $1.5 million and $3.2 million in the second quarter and six months ended June 30, 2000, respectively, compared to the similar periods last year. These increases were primarily due to increased kilowatt-hour sales.

         Other operating expenses increased $1.8 million and $6.9 million in the second quarter and six months ended June 30, 2000, respectively, compared to the similar periods in 1999. The second quarter increase was primarily due to decreased sales of emission allowances of $1.7 million, which was recorded as a credit to operating expenses in 1999, and rental costs of $1.1 million for portable diesel generators used to supplement generation during the summer months. Also contributing to the variance for the second quarter were increased transmission and distribution expenses of $.7 million, increased customer accounts expense of $.4 million, and increased customer service and information expense of $.2 million, offset by decreased administrative and general expense of $2.6 million. The six months ended increase was primarily due to decreased sales of emission allowances of $4.7 million, which was recorded as a credit to operating expenses in 1999, and rental costs of $1.1 million for portable diesel generators used to supplement generation during the summer months. Also contributing to the six months ended variance were increased transmission and distribution expenses of $1.6 million, increased customer service and information expense of $1.1 million, increased other miscellaneous operating expenses of $.9 million, increased customer accounts expense of $.8 million, offset by decreased administrative and general expense of $3.9 million.

         Power purchased decreased $.8 million and $1.0 million during the second quarter and six months ended June 30, 2000, respectively, compared to the similar periods last year. These decreases were primarily due to the milder temperatures in the second quarter 2000 versus 1999 resulting a reduced need to purchase power.

         Maintenance expense increased $10.1 million and $4.3 million during the second quarter and six months ended June 30, 2000, respectively, compared to the similar periods last year. The increase in expense was due primarily to costs associated with the timing of planned generating unit overhauls and outages.

         Income taxes-net decreased $4.7 million and $1.5 million in the second quarter and six months ended periods, respectively, due to decreases in pretax operating income.

Other Income and Deductions
---------------------------

         Other - net, which includes the pretax operating and investment income from operations other than IPL, as well as non-operating income from IPL, increased $.2 million and $98.5 million during the second quarter and six months ended June 30, 2000, respectively, compared to the similar periods last year. The second quarter variance was primarily a result of a favorable net change in miscellaneous non utility pretax revenue and expense items of $4.0 million offset by increased outside service expenditures on IPALCO parent company of $3.8 million. The six months ended increase was primarily due to the $103.6 million gain on the sale of the ICGE investment less related compensation. (See
Note 5 in the Notes to Consolidated Financial Statements).

Interest and Other Charges
--------------------------

         Interest expense decreased $2.3 million for the six months ended June 30, 2000, compared to the similar period last year primarily as a result of the reduction of the principal amount on the recapitalization debt facility of IPALCO.

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

None.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         The Annual Meeting of shareholders of IPALCO Enterprises, Inc. was held on April 19, 2000. The following five directors in Class II were elected to terms of three years each which expire in April, 2003. Each director received the following number of votes as shown opposite his or her name:

      Director               Votes for              Votes Withheld
      --------              -----------             ---------------

Joseph D. Barnette, Jr.      72,883,315                1,493,126
Max L. Gibson                72,827,332                1,499,109
Ramon L. Humke               67,518,182                6,808,259
Andrew J. Paine, Jr.         72,656,395                1,670,046
Sallie W. Rowland            72,484,265                1,842,176

A shareholder proposal regarding executive compensation was defeated. The vote was 7,636,243 in favor, and 51,813,274 against, with 2,650,293 abstaining.

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

4.3 Amendment No. 1 dated as of July 15, 2000, to the Rights Agreement dated as of June 28, 1990, as amended and restated as of April 28, 1998 between IPALCO Enterprises, Inc. and First Chicago Trust Company of New York, as Rights Agent. (Exhibit C to Form 8-A/A filed 7-19-00.)

10.1 Second Amendment to the IPALCO Enterprises, Inc. Voluntary Employee Beneficiary Association Trust Agreement.

11.1     Computation of Per Share Earnings.

21.1* Subsidiaries of the Registrant. (Exhibit 21.1 to the Form 10-K dated 12-31-99.)

27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  A Form 8-K was filed on July 17, 2000, reporting item 5, Other Events, to report the Agreement and Plan of Share Exchange whereby The AES Corporation will acquire IPALCO Enterprises, Inc. in a stock-for-stock transaction.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              IPALCO ENTERPRISES, INC.
                                              ------------------------
                                                    (Registrant)



Date:    August 11, 2000                          /s/   John R. Brehm
       ---------------------                  --------------------------------
                                                  John R. Brehm
                                                  Vice President and Treasurer



Date:    August 11, 2000                         /s/    Stephen J. Plunkett
       ---------------------                  --------------------------------
                                                  Stephen J. Plunkett
                                                  Controller