Form 10-Q
period 2000-09-30
IPALCO ENTERPRISES INC
filed 2000-11-13
CIK 728391

FORM 10-Q


                       SECURlTlES AND EXCHANGE COMMlSSlON
                             WASHINGTON, D. C. 20549


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


         For the quarterly period ended
                September 30, 2000            Commission File Number  1-8644



                            IPALCO ENTERPRISES, INC.
             (Exact name of Registrant as specified in its charter)

                  Indiana                                35-1575582
         (State or other jurisdiction                (I.R.S. Employer
           of incorporation or organization)        Identification No.)

                  One Monument Circle
                  Indianapolis, Indiana                   46204
         (Address of principal executive offices)      (Zip Code)


        Registrant's telephone number, including area code: 317-261-8261



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days. Yes X   No
                                                      ----   ----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding At September 30, 2000
                 -----                        ---------------------------------
      Common (Without Par Value)                    87,926,569 Shares

                    IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
                    -----------------------------------------

                                      INDEX
                                      -----



                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION
-------    ---------------------

         Statements of Consolidated Income - Three Months Ended and
          Nine Months Ended September 30, 2000 and 1999                      2

         Consolidated Balance Sheets - September 30, 2000 and
            December 31, 1999                                                3

         Statements of Consolidated Cash Flows -
            Nine Months Ended September 30, 2000 and 1999                    4

         Notes to Consolidated Financial Statements                       5-10

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations                11-16

PART II.  OTHER INFORMATION                                              17-18
--------  -----------------

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                        Statements of Consolidated Income
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30                        September 30
                                                                  2000              1999              2000              1999
                                                              -------------     ------------      -------------     ------------
UTILITY OPERATING REVENUES:
  Electric                                                    $    218,392      $   221,844       $    617,108      $   607,299
  Steam                                                              6,328            6,671             23,401           25,057
                                                              -------------     ------------      -------------     ------------
    Total operating revenues                                       224,720          228,515            640,509          632,356
                                                              -------------     ------------      -------------     ------------

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                            49,141           43,026            141,295          131,969
    Other                                                           38,171           33,728            108,562           97,248
  Power purchased                                                    8,672           25,427             11,694           29,455
  Purchased steam                                                    1,238            1,218              4,469            4,581
  Maintenance                                                       19,432           18,906             60,601           55,733
  Depreciation and amortization                                     28,141           27,008             83,445           80,362
  Taxes other than income taxes                                      9,066            8,660             27,643           26,281
  Income taxes - net                                                25,917           22,128             67,904           65,628
                                                              -------------     ------------      -------------     ------------
    Total operating expenses                                       179,778          180,101            505,613          491,257
                                                              -------------     ------------      -------------     ------------
UTILITY OPERATING INCOME                                            44,942           48,414            134,896          141,099
                                                              -------------     ------------      -------------     ------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                  293              270              1,843              940
  Other - net                                                       (3,311)           1,253             94,490              589
  Income taxes - net                                                 2,705            1,405            (34,853)           6,053
                                                              -------------     ------------      -------------     ------------
    Total other income - net                                          (313)           2,928             61,480            7,582
                                                              -------------     ------------      -------------     ------------
INCOME BEFORE INTEREST AND OTHER CHARGES                            44,629           51,342            196,376          148,681
                                                              -------------     ------------      -------------     ------------

INTEREST AND OTHER CHARGES:
  Interest                                                          13,915           15,335             43,489           47,235
  Allowance for borrowed funds used during construction               (134)            (175)              (875)            (592)
  Preferred stock transactions                                         803              803              2,410            2,410
                                                              -------------     ------------      -------------     ------------
    Total interest and other charges - net                          14,584           15,963             45,024           49,053
                                                              -------------     ------------      -------------     ------------

NET INCOME                                                    $     30,045      $    35,379       $    151,352      $    99,628
                                                              =============     ============      =============     ============


BASIC EARNINGS PER SHARE                                      $       0.35      $      0.41       $       1.76      $      1.16
                                                              =============     ============      =============     ============

DILUTED EARNINGS PER SHARE                                    $       0.34      $      0.41       $       1.75      $      1.15
                                                              =============     ============      =============     ============


See notes to consolidated financial statements.

                               IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                      Consolidated Balance Sheets
                                             (In Thousands)
                                              (Unaudited)
                                                                        September 30        December 31
                             ASSETS                                         2000                1999
                             ------                                     --------------      -------------
UTILITY PLANT:
  Utility plant in service                                              $   2,988,001       $  2,922,338
  Less accumulated depreciation                                             1,361,958          1,299,122
                                                                        --------------      -------------
      Utility plant in service - net                                        1,626,043          1,623,216
  Construction work in progress                                                95,542            116,478
  Property held for future use                                                 10,718             10,718
                                                                        --------------      -------------
      Utility plant - net                                                   1,732,303          1,750,412
                                                                        --------------      -------------
OTHER ASSETS:
  Nonutility property - at cost, less accumulated depreciation                 66,879             69,056
  Available-for-sale securities                                                    89            175,202
  Other investments                                                            15,906             13,970
                                                                        --------------      -------------
      Other assets - net                                                       82,874            258,228
                                                                        --------------      -------------
CURRENT ASSETS:
  Cash and cash equivalents                                                    34,108             23,935
  Accounts receivable and unbilled revenue
   (less allowance for doubtful accounts
   2000, $1,680 and 1999, $1,360)                                              49,544             51,357
  Fuel - at average cost                                                       34,841             52,016
  Materials and supplies - at average cost                                     49,557             48,694
  Tax refund receivable                                                             -                770
  Prepayments and other current assets                                          1,755              9,465
                                                                        --------------      -------------
      Total current assets                                                    169,805            186,237
                                                                        --------------      -------------
DEFERRED DEBITS:
  Regulatory assets                                                           100,310            107,948
  Miscellaneous                                                                 9,656             13,012
                                                                        --------------      -------------
      Total deferred debits                                                   109,966            120,960
                                                                        --------------      -------------
              TOTAL                                                     $   2,094,948       $  2,315,837
                                                                        ==============      =============

                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common shareholders' equity:
    Common stock                                                        $     447,053       $    439,066
    Unearned compensation - restricted stock awards                              (698)            (1,979)
    Premium on 4% cumulative preferred stock                                      649                649
    Retained earnings                                                         799,645            690,455
    Accumulated other comprehensive income                                         51            106,733
    Treasury stock, at cost                                                  (522,504)          (557,178)
                                                                        --------------      -------------
      Total common shareholders' equity                                       724,196            677,746
  Cumulative preferred stock of subsidiary                                     59,135             59,135
  Long-term debt (less current maturities and
   sinking fund requirements)                                                 783,495            870,050
                                                                        --------------      -------------
      Total capitalization                                                  1,566,826          1,606,931
                                                                        --------------      -------------
CURRENT LIABILITIES:
  Notes payable - banks and commercial paper                                    4,000             57,578
  Current maturities and sinking fund requirements                              3,577             52,477
  Accounts payable and accrued expenses                                        55,484             56,798
  Dividends payable                                                            15,200             13,859
  Taxes accrued                                                                33,282             22,237
  Interest accrued                                                             10,390             13,767
  Other current liabilities                                                    14,142             13,356
                                                                        --------------      -------------
      Total current liabilities                                               136,075            230,072
                                                                        --------------      -------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                     322,336            400,588
  Unamortized investment tax credit                                            37,150             39,226
  Accrued postretirement benefits                                                   -              4,338
  Accrued pension benefits                                                     26,127             29,018
  Miscellaneous                                                                 6,434              5,664
                                                                        --------------      -------------
      Total deferred credits and other long-term liabilities                  392,047            478,834
                                                                        --------------      -------------

COMMITMENTS AND CONTINGENCIES
              TOTAL                                                     $   2,094,948       $  2,315,837
                                                                        ==============      =============

See notes to consolidated financial statements.

                                IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                  Statements of Consolidated Cash Flows
                                             (In Thousands)
                                               (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30
                                                                               2000               1999
                                                                         --------------     --------------
CASH FLOWS FROM OPERATIONS:
  Net income                                                             $     151,352      $      99,628
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                               85,740             83,012
    Amortization of regulatory assets                                            9,931             10,768
    Gain from sale of available for sale securities                           (112,638)                 -
    Deferred income taxes and investment tax credit adjustments - net          (15,056)              (351)
    Allowance for funds used during construction                                (2,718)            (1,532)
  Change in certain assets and liabilities:
    Accounts receivable                                                          1,813             (8,333)
    Fuel, materials and supplies                                                16,312                111
    Accounts payable and accrued expenses                                       (1,314)           (15,657)
    Taxes accrued                                                               11,045             16,048
    Accrued pension benefits                                                    (2,891)            (1,800)
    Other - net                                                                  2,532             (5,403)
                                                                         --------------     --------------
Net cash provided by operating activities                                      144,108            176,491
                                                                         --------------     --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures - utility                                          (62,346)           (52,888)
  Construction expenditures - nonutility                                          (144)              (306)
  Proceeds from sale of available for sale securities                          113,833                  -
  Other                                                                            632             (4,071)
                                                                         --------------     --------------
Net cash provided by (used in) investing activities                             51,975            (57,265)
                                                                         --------------     --------------

CASH FLOWS FROM FINANCING:
  Issuance of long-term debt                                                    29,650            140,900
  Retirement of long-term debt                                                (165,152)           (95,485)
  Special deposit for retirement of debt                                             -            (23,500)
  Short-term debt - net                                                        (53,578)           (18,600)
  Common dividends paid                                                        (40,716)           (38,061)
  Issuance of common stock related to incentive compensation plans               6,728              8,709
  Reacquired common stock                                                       34,674            (88,482)
  Other                                                                          2,484               (380)
                                                                         --------------     --------------
Net cash used in financing activities                                         (185,910)          (114,899)
                                                                         --------------     --------------
Net increase in cash and cash equivalents                                       10,173              4,327
Cash and cash equivalents at beginning of period                                23,935              9,075
                                                                         --------------     --------------
Cash and cash equivalents at end of period                               $      34,108      $      13,402
                                                                         ==============     ==============

----------------------------------------------------------------------------------------------------------
Supplemental  disclosures of cash flow information:  Cash paid during the period for:
    Interest (net of amount capitalized)                                 $      44,510      $      48,882
                                                                         ==============     ==============
    Income taxes                                                         $     105,606      $      36,878
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


2.      CAPITAL STOCK

           Common Stock
                                                       Shares          Amount
                                                      --------        --------

       Balance at December 31, 1999                  85,727,614    $439,066,102
           Exercise of stock options                  2,231,100       6,727,389
           Restricted stock issues / adjustments         25,433       2,561,484
           Restricted stock redeemed                    (57,578)     (1,302,210)
                                                     ----------    ------------
       Balance at September 30, 2000                 87,926,569    $447,052,765
                                                     ==========    ============


       The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                           For the Period Ended September 30,
                                                           ----------------------------------
                                                   Three Months Ended             Nine Months Ended
                                                   2000          1999             2000         1999
                                                   ----          ----             ----         ----
                                                                     (In thousands)

       Weighted average common shares             86,353        85,720           85,923       86,219
       Dilutive effect of stock options              912           648              786          776
                                                  ------        ------           ------       ------
       Weighted average common
          and incremental shares                  87,265        86,368           86,709       86,995
                                                  ======        ======           ======       ======


3.      STOCK-BASED COMPENSATION

       A summary of options issued under IPALCO's stock option plans is as follows:

                                              Weighted Average      Range of Option        Number of
                                               Price per Share      Price per Share          Shares
                                               ---------------      ---------------          ------
Outstanding, December 31, 1999................      $15.170        $8.416 - $23.380         2,349,980
   Issued.....................................       16.568        16.410 -  20.530         2,033,000
   Exercised..................................       15.446         8.416 -  23.380        (2,231,100)
                                                                                           ----------
Outstanding, September 30, 2000...............       16.202        10.460 -  23.380         2,151,880
                                                                                           ===========

        Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock based plan have been applied by IPALCO. No compensation cost has been recognized for the stock option plans because the option price was equal to fair value at the grant dates. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," Enterprises' net income for the nine months ended September 30, 2000, would have decreased from $151.4 million ($1.75 per share) to the pro forma amount of $147.4 million ($1.70 per share). Enterprises' net income and earnings per share for the similar period in 1999 would have decreased from $99.6 million ($1.15 per share) to the pro forma amount of $99.4 million ($1.14 per share). Enterprises estimated the SFAS No. 123 fair value by utilizing the binomial options pricing model with the following assumptions: dividend yields of 2.5% to 4.0%, risk-free rates of 5.2% to 6.7%, volatility of 13% to 22% and expected lives of 5 years.

        IPALCO has a Long-Term Performance and Restricted Stock Incentive Plan. On January 3 and January 21, 2000, an additional 2,933 and 22,500 shares, respectively, were issued to reflect the addition of new participants. On January 3 and August 7, 2000, 2,066 and 5,000 shares of restricted stock, respectively, were redeemed as a result of a reduction in participants. During the first quarter of 2000, 50,512 shares of restricted stock were redeemed in order to pay taxes on behalf of participants or as a result of a participant electing to receive cash in lieu of stock.


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

                                      Three Months Ended                                     Nine Months Ended
                                          September 30,                                        September 30,
                                  2000                      1999                         2000                       1999
                                  All                        All                          All                        All
                       Electric  Other  Total     Electric  Other  Total       Electric  Other  Total     Electric  Other   Total
                       --------  -----  -----     --------  -----  -----       --------  -----  -----     --------  -----   -----
                                          (In Millions)                                          (In Millions)

Operating Revenues       $218   $ 15    $233        $222    $ 16   $238          $617    $ 49    $666        $607   $ 52     $659
Depreciation and
   Amortization            27      2      29          26       2     28            81       5      86          78      5       83
Pre-tax Operating
   Income (Loss)           71     (3)     68          70       2     72           201      (5)    196         203      4      207
Income Taxes               26     (3)     23          22      (1)    21            67      36     103          65     (5)      60
Capital Expenditures       18      -      18          20       -     20            65       -      65          53      2       55

        Property - net of Depreciation is $1.799 billion and $1.819 billion in total for the periods ending September, 2000 and December, 1999, respectively. Within Property - net of Depreciation, the Electric segment is $1.659 billion and $1.674 billion for 2000 and 1999, respectively. The All Other segment is $140 million and $145 million for 2000 and 1999, respectively. Included within Property - net of Depreciation for the All Other segment is IPL steam plant of $73 million and $76 million for the periods ending September, 2000 and December, 1999, respectively.

        Included within Depreciation and Amortization for the All Other segment is IPL steam depreciation of $1 million for both the third quarters 2000 and 1999. For each of the nine months ended September 30, 2000 and 1999, IPL steam depreciation of $2 million is included within Depreciation and Amortization for the All Other segment.

        Pre-tax Operating Income for the All Other segment contains less than $.1 million IPL steam pre-tax operating income for the third quarter 2000, but includes $.5 million for the same period in 1999. For the nine months ended September 30, 2000 and 1999, IPL steam pre-tax operating income of $2 million and $4 million, respectively, is included within Pre-tax Operating Income for the All Other segment.

        Included within Income Taxes for the All Other segment is IPL steam income taxes of $(.2) million for the third quarter of 2000 compared to $.1 million for the same period in 1999. For each of the nine months ended September 30, 2000 and 1999, IPL steam income taxes of $1 million is included within Income Taxes for the All Other segment.


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


6.      NEW ACCOUNTING STANDARD

        Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and was to be effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The effective date for this standard was delayed one year by SFAS 137. The standard is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measures those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of a foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. In June 2000, SFAS 138 was issued to amend the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. The amendment to SFAS 133 includes expansion of the normal purchases and sales exception to most contracts for which physical delivery of the asset being sold or purchased is probable. This amendment has substantially reduced the scope of SFAS 133 implementation efforts by IPALCO. Based on IPALCO's understanding of the amended normal purchases and sales exception, it has not expected SFAS 133 to have a significant impact on its financial position or results of operations. Recently, however, a number of issues have arisen in the industry with regard to whether or not certain power contracts fall within the scope of SFAS 133. These issues are expected to be addressed by the SFAS 133 task force of the Financial Accounting Standards Board during the fourth quarter of 2000. IPALCO will continue SFAS 133 implementation efforts during the last quarter of 2000, including monitoring developments regarding the recent SFAS 133 scope issues discussed above.


7. SALE OF STEAM ASSETS, MID-AMERICA ENERGY RESOURCES AND INDIANAPOLIS CAMPUS ENERGY

        During March, 2000, Enterprises announced an agreement for the sale of certain assets (the "Assets") to Citizens Gas & Coke Utility. The Assets include the Perry K Steam Plant and downtown steam distribution system (Steam) operated by IPL; the central city chilled water cooling and distribution system owned by Mid-America Energy Resources, Inc. (MAER), and the chilled water cooling system owned by Indianapolis Campus Energy, Inc. (ICE) that provides services to Eli Lilly & Company. The anticipated selling price of the Assets is $161.7 million. The selling price allocated to Steam, MAER and ICE is approximately $54.6 million, $88.4 million and $18.7 million, respectively. Taxes payable on the transaction are estimated to be $26.3 million. This transaction is expected to result in a net gain to IPALCO on a consolidated basis. The 1999 EBITDA (earnings before interest, taxes, depreciation and amortization) and net income of the combined entities (Steam, MAER, ICE) was $18.7 million and $3.0 million, respectively. Approximately $90 million of the net proceeds will be used to retire debt specifically assignable to the Assets. Government approvals for the sale have been obtained and the transaction is expected to be completed in the fourth quarter of 2000.



8.      AES ACQUISITION OF IPALCO

        On July 15, 2000, IPALCO and The AES Corporation, a Delaware corporation ("AES"), entered into an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") whereby AES will acquire IPALCO for $25.00 per share (subject to adjustment as described at the end of the next paragraph) in a stock-for-stock transaction valued at approximately $2.15 billion plus the assumption of $890 million of debt and preferred stock.

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

        On October 20, 2000, IPALCO shareholders approved the Agreement and Plan of Share Exchange with AES at a Special Meeting of Shareholders. Completion of the transaction remains subject to certain other conditions, including receipt of certain regulatory approvals including that of the Federal Energy Regulatory Commission and the Securities and Exchange Commission. The parties anticipate receiving regulatory approvals and closing the transaction by early 2001. Additionally, as part of the SEC approval process, AES expects to restructure its ownership interests in CILCORP, another subsidiary of AES, within a specified period of time in order to continue as an exempt holding company under the Public Utility Holding Company Act of 1935. If the closing of the transaction is delayed beyond March 31, 2001 for failure to receive necessary SEC approvals, the purchase price per IPALCO share, determined as outlined above, will be increased by $0.15 plus a daily "ticking fee" equal to $0.375 per calendar quarter.


9.      SALE OF CLEVELAND ENERGY RESOURCES

        On November 2, 2000, Enterprises signed an agreement with Dominion Cleveland Thermal, Inc., a subsidiary of Dominion Energy, Inc., to sell the assets of Cleveland Energy Resources (CER). CER includes two subsidiaries of Mid-America, Cleveland Thermal Energy Corporation (Cleveland Thermal) and Cleveland District Cooling Corporation (Cleveland Cooling). Cleveland Thermal owns and operates two steam plants in Cleveland, Ohio. Cleveland Cooling owns and operates a district cooling facility located near downtown Cleveland, which distributes chilled water to subscribers located downtown for their air conditioning needs. The anticipated selling price for the assets is $14.6 million. The sale is subject to certain approvals and is expected to be completed in the first quarter of 2001.


10.     VOLUNTARY EARLY RETIREMENT PROGRAM

        On November 9, 2000, IPALCO and AES approved a special one-time Voluntary Early Retirement Program (VER Program).

        IPALCO announced the special one-time VER Program in a letter distributed to its employees. This program offers enhanced retirement benefits upon early retirement to eligible employees. The VER Program is available to all employees, except officers, whose combined age and years of service total at least 75 on June 30, 2001. Participation is limited to the first 400 qualified employees who accept the VER Program and complete required waiting and revocation periods. Participants can elect actual retirement dates of March 1, 2001, April 1, 2001, May 1, 2001, June 1, 2001 or July 1, 2001. IPALCO expects the VER Program to be completed, including the expiration of all revocation periods by December 30, 2000.

        IPALCO will recognize the estimated $63 million pre-tax non-cash pension and other post-retirement benefit costs of the VER Program in the fourth quarter 2000. IPALCO anticipates VER Program related cash contributions for pension and other post-retirement benefits of $9 million in 2001 and $3 million in 2002. These estimates are based on actuarial assumptions using an 8.0% discount rate.

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


Overview
--------

         The Board of Directors of Enterprises on July 14, 2000, declared a quarterly dividend on common stock of 16.25 cents per share compared to 15.00 cents per share declared in the third quarter of 1999. The dividend was paid October 15, 2000, to shareholders of record September 15, 2000. In addition, the Board of Directors of Enterprises on October 20, 2000, declared a quarterly dividend on common stock of 16.25 cents per share compared to 15.00 cents per share declared in the fourth quarter of 1999. The dividend will be paid January 15, 2001, to shareholders of record December 15, 2000.

         IPL's capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity and steam and for environmental compliance. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $17.3 million during the quarter ended September 30, 2000, representing a $1.9 million decrease from the comparable period in 1999. Internally generated cash provided by operations funded construction expenditures during the third quarter of 2000. Enterprises' construction expenditures (excluding allowance for funds used during construction) totaled $62.5 million during the nine months ended September 30, 2000, representing a $9.3 million increase from the comparable period in 1999. Internally generated cash provided by operations funded construction expenditures during the first nine months of 2000.

         IPL's construction program for the three-year period 2000-2002 is estimated to cost $294.0 million including AFUDC. The estimated cost of the program by year (in millions) is $106.5 in 2000, $103.9 in 2001 and $83.6 in 2002. It includes $152.2 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The construction program also includes $6.6 million in 2000 for construction of a 100-megawatt combustion turbine. The turbine was placed in service during May 2000, and less than 1% of related construction costs remain unexpended as of September 30, 2000. These projected amounts also include $20.7 million of costs during the period associated with new environmental standards promulgated by the EPA which are currently expected to be appealed to the United States Supreme Court. (See also "NOx SIP Call" below.)

         IPALCO's Revolving Credit Facility (Revolver) was issued in April 1997 in the amount of $401 million. The proceeds were used to purchase, through a self-tender offer, shares of IPALCO's outstanding common stock. During 1998, IPALCO repaid the Revolver with a commercial paper facility. The Revolver currently has no outstanding balance but is available for future borrowings. According to the credit agreement, IPALCO could borrow up to $160.4 million until March 31, 2001. The final step down provides for the available borrowings to decrease to $80.2 million on March 31, 2001, and remain available until March 31, 2002. The balance of the commercial paper facility was $77.1 million and $211.2 million on September 30, 2000 and December 31, 1999, respectively.


OTHER

Market Risk Sensitive Instruments and Positions
-----------------------------------------------

         The primary market risk to which Enterprises is exposed is interest rate risk. Enterprises uses long-term debt as a primary source of capital in its business. A portion of this debt has an interest component that resets on a periodic basis to reflect current market conditions. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for Enterprises' long-term fixed-rate debt and its other types of long-term debt at September 30, 2000:

                                                         Maturity Schedule
                                                    Period Ending September 30
                                                                                                   Fair
(Dollars in Millions)           2001    2002     2003     2004     2005  Thereafter   Total        Value
-----------------------------------------------------------------------------------------------------------
Long-term debt
Fixed rate                      $3.5    $3.5     $3.8     $84.1    $4.4     $419.2     $518.5      $513.1
  Average rate                  7.9%    7.9%     7.9%     6.1%     7.9%     7.0%       6.9%
Variable                        -       -        -        -        -        $192.3     $192.3      $192.3
  Average rate                  -       -        -        -        -        4.3%       4.3%
Recapitalization debt           -       $77.1    -        -        -        -          $77.1       $77.1
  Average rate                  -       6.7%     -        -        -        -          6.7%

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

       At September 30, 2000, IPALCO had an interest rate swap agreement outstanding with a notional amount of $75 million, of which the notional amount decreases $25 million each quarter. Enterprises has agreed to pay a fixed rate of 6.3575% and receive a floating rate based on applicable LIBOR. The fair value of IPALCO's swap agreement was $0.1 million at September 30, 2000.

       At September 30, 2000, IPL had an interest rate swap agreement with a notional amount of $40 million, which expires in January 2023. IPL agrees to pay interest at a fixed rate of 5.21% to a swap counter party and receive a variable rate based on the tax-exempt weekly rate. The fair value of IPL's swap agreement was $(0.8) million at September 30, 2000.

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

NOx SIP Call
------------

         On October 27, 1998, EPA issued a final rule calling for Indiana, along with 22 other jurisdictions in the eastern third of the United States, to impose more stringent limits on nitrogen oxides (NOx) from fossil-fuel fired steam electric generators, such as those operated by IPL. This rule (the NOx SIP Call) was based in part on the new ozone standards that were later held unlawful in the Court of Appeals' decision discussed above. In a separate decision on May 25, 1999, the Court of Appeals stayed the compliance deadlines in the NOx SIP Call. On March 3, 2000, the Court of Appeals issued a decision largely upholding the NOx SIP Call, and a petition for rehearing in the Court of Appeals was later denied. Litigants, including IPL, have petitioned for review by the United States Supreme Court.

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

       As to timing, if the requirements of the NOx SIP Call became effective, they would likely do so during the 2000-2001 period and would probably necessitate deployment of capital during the period between 2000 and 2004. There can be no certainty about these estimates.

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

Sale of Steam Assets,  Mid-America Energy Resources and Indianapolis Campus
---------------------------------------------------------------------------
Energy
------

       See Note 7 in the Notes to Consolidated Financial Statements.

AES Acquisition of IPALCO
-------------------------

       See Note 8 in the Notes to Consolidated Financial Statements.

Sale of Cleveland Energy Resources
----------------------------------

       See Note 9 in the Notes to Consolidated Financial Statements.

Voluntary Early Retirement Program
----------------------------------

       See Note 10 in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

      Comparison of Third Quarter and Nine Months Ended September 30, 2000
      --------------------------------------------------------------------
           with Third Quarter and Nine Months Ended September 30, 1999
           -----------------------------------------------------------

         Diluted earnings per share during the third quarter of 2000 was $.34, or $.07 below the $.41 attained in the comparable 1999 period. Weighted average, diluted shares for the third quarter of 2000 were 87.3 million compared to 86.4 million for the same period in 1999. Diluted earnings per share during the first nine months of 2000 was $1.75, or $.60 above the $1.15 attained in the comparable 1999 period. Weighted average, diluted shares for the nine months ended September 30, 2000, were 86.7 million compared to 87.0 million for the same period in 1999. The following discussion highlights the factors contributing to the third quarter and nine months ended results.

Operating Revenues
------------------

         Operating revenues decreased $3.7 million during the third quarter ended September 2000 compared to the similar period last year. Operating revenues for the nine months ended September 2000 increased $8.2 million from the comparable 1999 period. These results were due to the following:

                                 Increase (Decrease) from Comparable 1999 Period
                                 -----------------------------------------------
                                                 September 30, 2000
                                                 ------------------
                                         Three Months Ended    Nine Months Ended
                                         ------------------    -----------------
                                                  (Millions of Dollars)

Electric:
  Change in retail KWH sales mix - net of fuel       1.9                8.2
  Change in estimate for unbilled revenue           (8.0)              (8.0)
  Fuel revenue                                       0.8                3.8
  Wholesale revenue                                  3.2                5.9
  DSM Tracker revenue                               (0.3)              (0.1)
Steam revenue                                       (0.4)              (1.7)
Other revenue                                       (0.9)               0.1
                                                ---------          ---------
  Total change in operating revenues            $   (3.7)          $    8.2
                                                =========          =========


         The third quarter and nine months ended September 30, 2000 increase in retail revenue compared to the similar periods in 1999 resulted from economic growth in Indianapolis offset by milder temperatures compared to last year. Cooling degree days fell 22.0% compared to 1999 and were 6.5% below normal. The nine months ended increase in retail revenue compared to the same period in 1999 reflects a higher realization per kilowatt-hour sold partially offset by milder weather during the summer. Both the third quarter and nine months ended variances from prior year reflect the change in the estimate for unbilled revenue recorded during 1999. The changes in fuel revenues in 2000 from the prior year reflect changes in total fuel costs billed to customers. Wholesale revenue increased during the third quarter of 2000 due to favorable wholesale market conditions and generating unit availability. Steam revenue decreased during the nine months ended 2000 primarily due to a decrease in heating degree days.

Operating Expenses
------------------

         Fuel costs increased by $6.1 million and $9.3 million in the third quarter and nine months ended September 30, 2000, respectively, compared to the similar periods last year. These increases were primarily due to higher KWH generation due to generating unit availability and increases in deferred fuel.

         Other operating expenses increased $4.4 million and $11.3 million in the third quarter and nine months ended September 30, 2000, respectively, compared to the similar periods in 1999. The third quarter increase was primarily due to rental costs of $2.2 million for portable diesel generators used to supplement generation during the summer months. The nine months ended increase was primarily due to decreased sales of emission allowances of $4.5 million, which was recorded as a credit to operating expenses in 1999, and rental costs of $3.2 million for portable diesel generators used to supplement generation during the summer months.

         Power purchased decreased $16.8 million and $17.8 million during the third quarter and nine months ended September 30, 2000, respectively, compared to the similar periods last year primarily because the prior year totals reflect an unusually high level of purchases caused by generating unit outages during peak demand conditions and higher market prices for scheduled summer peaking power.

         Maintenance expense increased $.6 million and $4.9 million during the third quarter and nine months ended September 30, 2000, respectively, compared to the similar periods last year. The increase in expense was due primarily to costs associated with the timing of generating unit overhauls and outages.

         Income taxes-net increased $3.8 million and $2.3 million in the third quarter and nine months ended periods, respectively, due to increases in pretax operating income and a $3.2 million adjustment to the income tax accrual offset by a decrease in deferred taxes.

Other Income and Deductions
---------------------------

         Other - net, which includes the pretax operating and investment income from operations other than IPL, as well as non-operating income from IPL, decreased $4.6 million and increased $93.9 million during the third quarter and nine months ended September 30, 2000, respectively, compared to the similar periods last year. The third quarter variance was primarily a result of decreased insurance recoveries of $1.8 million, which were recorded as income to Other-net in 1999, as well as increased outside service expenditures of $3.3 million related to legal and financial advisory costs of IPALCO's pending acquisition by AES. These amounts are offset by a decrease in civic expenditures. The nine months ended increase was primarily due to the $103.6 million gain on the sale of the ICGE investment less related compensation. (See
Note 5 in the Notes to Consolidated Financial Statements). The gain was offset by a $7.6 million increase in outside service expenditures also related to the pending acquisition by AES.

Interest and Other Charges
--------------------------

         Interest expense decreased $1.4 million and $3.7 million for the third quarter and nine months ended September 30, 2000, respectively, compared to the similar period last year primarily as a result of the reduction of the principal amount on the recapitalization debt facility of IPALCO.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
-------  -----------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         A Special Meeting of Shareholders of IPALCO Enterprises, Inc. was held on October 20, 2000. Shareholders voted on a proposal to approve an Agreement and Plan of Share Exchange between IPALCO and The AES Corporation pursuant to which shares of IPALCO common stock will be exchanged for shares of AES common stock and IPALCO will become a wholly-owned subsidiary of AES. The vote was 56,537,810 in favor, and 10,046,566 against, with 1,078,194 abstaining.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a) Exhibits. Copies of documents listed below which are identified with an asterisk (*) are incorporated herein by reference and made a part hereof.

3.1* Articles of Incorporation of IPALCO Enterprises, Inc., as amended. (Exhibit 3.1 to the Form 10-Q for the quarter ended 6-30-97.)

3.2* Bylaws of IPALCO Enterprises, Inc, as amended. (Exhibit 3.2 to the Form 10-Q for the quarter ended 3-31-99.)

4.1* IPALCO Enterprises, Inc. IPALCO PowerInvest Dividend Reinvestment and Direct Stock Purchase Plan. (Exhibit 4.1 to the Form 10-Q dated 9-30-96.)

4.2* IPALCO Enterprises, Inc. and First Chicago Trust Company of New York (Rights Agreement as amended and restated). (Exhibit B to the Form 8-K dated 4-28-98.)

4.3* Amendment No. 1 dated as of July 15, 2000, to the Rights Agreement dated as of June 28, 1990, as amended and restated as of April 28, 1998 between IPALCO Enterprises, Inc. and First Chicago Trust Company of New York, as Rights Agent. (Exhibit C to Form 8-A/A filed 7-19-00.)

10.1* Second Amendment to the IPALCO Enterprises, Inc. Voluntary Employee Beneficiary Association Trust Agreement. (Exhibit 10.1 to the Form 10-Q for the quarter ended 6-30-00.)

11.1     Computation of Per Share Earnings.

21.1* Subsidiaries of the Registrant. (Exhibit 21.1 to the Form 10-K dated 12-31-99.)

27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K.

                  A Form 8-K was filed on October 20, 2000, reporting item 5, Other Events, to report shareholder approval of the Agreement and Plan of Share Exchange whereby The AES Corporation will acquire IPALCO Enterprises, Inc. in a stock-for-stock transaction.

                                   Signatures
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     IPALCO ENTERPRISES, INC.
                                                     ------------------------
                                                           (Registrant)




Date:     November 13, 2000                         /s/   John R. Brehm
       ----------------------                    ------------------------------
                                                   John R. Brehm
                                                   Vice President and Treasurer



Date:     November 13, 2000                        /s/    Stephen J. Plunkett
       ----------------------                    ------------------------------
                                                   Stephen J. Plunkett
                                                   Controller