Form 10-Q
period 2002-03-31
IPALCO ENTERPRISES INC
filed 2002-05-31
CIK 728391

FORM 10-Q

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934


                  For the quarterly period ended March 31, 2002



                            IPALCO ENTERPRISES, INC.
                            ------------------------
             (Exact name of Registrant as specified in its charter)


                          Commission File Number 1-8644
                                                 ------

         Indiana                                               35-1575582
         -------                                               ----------
(State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                         Identification No.)

         One Monument Circle
         Indianapolis, Indiana                                   46204
         ---------------------                                   -----
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code: 317-261-8261
                                                    ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.    Yes         No   X
                                                  -------    -------

                            IPALCO ENTERPRISES, INC
                                    FORM 10-Q
                                      INDEX


Part I - Financial Information

  Item 1:  Financial Statements:

           Unaudited Statements of Consolidated Operations for                3
             the three-month periods ended March 31, 2002 and 2001

           Consolidated Balance Sheets as of March 31, 2002                   4
             and December 31, 2001

           Unaudited Statements of Consolidated Cash Flows                    5
             for the three-month periods ended March 31, 2002 and 2001

           Notes to Unaudited Consolidated Financial Statements               6

  Item 2:  Management's Discussion and Analysis of Financial Condition        8
           and Results of Operations

Part II - Other Information

           Items 1 through 6                                                  12

Signatures                                                                    13

                                   IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                Unaudited Statements of Consolidated Operations
                                                (In Thousands)


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                              -------------------------------
                                                                                   2002              2001
                                                                              -------------     -------------

ELECTRIC UTILITY OPERATING REVENUES                                           $    197,470      $    209,052

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                                                            43,964            46,283
    Other                                                                           25,061            42,815
  Power purchased                                                                      900               574
  Maintenance                                                                       13,218            19,578
  Termination benefit agreement costs                                                    -            51,683
  Depreciation and amortization                                                     27,798            27,571
  Taxes other than income taxes                                                      9,159             9,583
  Income taxes - net                                                                26,396               646
                                                                              -------------     -------------
    Total operating expenses                                                       146,496           198,733
                                                                              -------------     -------------
UTILITY OPERATING INCOME                                                            50,974            10,319
                                                                              -------------     -------------

OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                                1,778               110
  Other - net                                                                          495               238
  Termination benefit agreement costs                                                    -            (4,747)
  Merger costs                                                                           -            (6,283)
  Income tax benefit - net                                                           5,348             2,293
                                                                              -------------     -------------
    Total other income (deductions) - net                                            7,621            (8,389)
                                                                              -------------     -------------
INCOME BEFORE INTEREST AND OTHER CHARGES                                            58,595             1,930
                                                                              -------------     -------------

INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                                        24,146             9,343
  Other Interest                                                                       152               960
  Allowance for borrowed funds used during construction                               (834)              (55)
  Amortization of redemption premiums and expense on debt - net                        944               519
  Preferred stock transactions                                                         803               803
                                                                              -------------     -------------
    Total interest and other charges - net                                          25,211            11,570
                                                                              -------------     -------------

NET INCOME (LOSS)                                                             $     33,384      $     (9,640)
                                                                              =============     =============


                                See notes to consolidated financial statements.

                                   IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                          Consolidated Balance Sheets
                                                (In Thousands)

                                                                           March 31,         December 31,
                                  ASSETS                                     2002                2001
                                  ------                                 --------------      --------------
UTILITY PLANT:                                                             (Unaudited)
  Utility plant in service                                               $   2,948,092       $   2,942,190
  Less accumulated depreciation                                              1,468,850           1,443,736
                                                                         --------------      --------------
      Utility plant in service - net                                         1,479,242           1,498,454
  Construction work in progress                                                223,514             156,522
  Property held for future use                                                  10,768              10,741
                                                                         --------------      --------------
      Utility plant - net                                                    1,713,524           1,665,717
                                                                         --------------      --------------
OTHER ASSETS:
  Nonutility property - at cost, less accumulated depreciation                   1,836               1,742
  Other investments                                                             10,661              52,904
                                                                         --------------      --------------
      Other assets - net                                                        12,497              54,646
                                                                         --------------      --------------
CURRENT ASSETS:
  Cash and cash equivalents                                                     23,529              28,933
  Accounts receivable and unbilled revenue (less allowance
     for doubtful accounts of $1,347 and $1,095, respectively)                  44,375              48,001
  Fuel - at average cost                                                        38,552              28,970
  Materials and supplies - at average cost                                      48,921              48,376
  Prepayments and other current assets                                             744               1,283
                                                                         --------------      --------------
      Total current assets                                                     156,121             155,563
                                                                         --------------      --------------
DEFERRED DEBITS:
  Regulatory assets                                                             87,811              97,809
  Miscellaneous                                                                 23,994              22,195
                                                                         --------------      --------------
      Total deferred debits                                                    111,805             120,004
                                                                         --------------      --------------
              TOTAL                                                      $   1,993,947       $   1,995,930
                                                                         ==============      ==============

                  CAPITALIZATION AND LIABILITIES
                  ------------------------------
CAPITALIZATION:
  Common shareholder's equity:
    Premium on 4% cumulative preferred stock                             $         649       $         649
    Retained earnings (deficit)                                                 (2,567)             15,049
    Accumulated other comprehensive loss                                       (11,263)            (11,469)
                                                                           ------------        ------------
      Total common shareholder's equity (deficit)                              (13,181)              4,229
  Cumulative preferred stock of subsidiary                                      59,135              59,135
  Long-term debt (less current maturities and
   sinking fund requirements)                                                1,371,947           1,371,930
                                                                         --------------      --------------
      Total capitalization                                                   1,417,901           1,435,294
                                                                         --------------      --------------
CURRENT LIABILITIES:
  Current maturities and sinking fund requirements                                 300                 300
  Accounts payable                                                              40,463              47,798
  Accrued expenses                                                              14,814              16,285
  Dividends payable                                                                903                 910
  Accrued taxes                                                                 32,608               9,438
  Accrued interest                                                              33,059              21,892
  Other current liabilities                                                     22,272              19,897
                                                                         --------------      --------------
      Total current liabilities                                                144,419             116,520
                                                                         --------------      --------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                                      257,716             271,195
  Unamortized investment tax credit                                             33,460              33,690
  Accrued postretirement benefits                                                9,065               9,504
  Accrued pension benefits                                                     127,727             125,549
  Miscellaneous                                                                  3,659               4,178
                                                                         --------------      --------------
      Total deferred credits and other long-term liabilities                   431,627             444,116
                                                                         --------------      --------------

COMMITMENTS AND CONTINGENCIES (Note 5)
              TOTAL                                                      $   1,993,947       $   1,995,930
                                                                         ==============      ==============


                             See notes to consolidated financial statements.

                                   IPALCO ENTERPRISES, INC. and SUBSIDIARIES
                                Unaudited Statements of Consolidated Cash Flows
                                                (In Thousands)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                           ----------------------------------
                                                                                2002                2001
                                                                           --------------      --------------
CASH FLOWS FROM OPERATIONS:
  Net income (loss)                                                        $      33,384       $      (9,640)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                                 28,030              27,501
    Amortization of regulatory assets                                                800                 736
    Deferred income taxes and investment tax credit adjustments - net             (4,439)              3,850
    Allowance for funds used during construction                                  (2,613)               (165)
  Change in certain assets and liabilities:
    Accounts receivable                                                            3,626              18,611
    Fuel, materials and supplies                                                 (10,127)              3,196
    Accounts payable and accrued expenses                                         (8,806)             (5,773)
    Accrued taxes                                                                 23,170             (28,047)
    Accrued pension benefits                                                       2,178              (2,534)
    Accrued interest                                                              11,167              (3,386)
    Other - net                                                                    2,158               2,841
                                                                             ------------        ------------
Net cash provided by operating activities                                         78,528               7,190
                                                                           --------------      --------------

CASH FLOWS FROM INVESTING:
  Construction expenditures - utility                                            (31,443)            (21,756)
  Other                                                                             (980)              2,053
                                                                             ------------        ------------
Net cash used in investing activities                                            (32,423)            (19,703)
                                                                           --------------      --------------

CASH FLOWS FROM FINANCING:
  Retirement of long-term debt                                                         -              (6,150)
  Common dividends paid                                                                -             (14,434)
  Dividends to AES                                                               (51,000)                  -
  Issuance of common stock related to incentive compensation plans                     -               1,764
  Reacquired common stock                                                              -               6,564
  Other                                                                             (509)              2,324
                                                                           --------------      --------------
Net cash used in financing activities                                            (51,509)             (9,932)
                                                                           --------------      --------------
Net decrease in cash and cash equivalents                                         (5,404)            (22,445)
Cash and cash equivalents at beginning of period                                  28,933              68,652
                                                                           --------------      --------------
Cash and cash equivalents at end of period                                 $      23,529       $      46,207
                                                                           ==============      ==============

-------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                   $      12,300       $      13,639
                                                                           ==============      ==============
    Income taxes                                                           $       9,101       $      26,964
                                                                           ==============      ==============


                                See notes to consolidated financial statements.

                    IPALCO ENTERPRISES, INC. and SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                              (Dollars in Millions)

1.  AES ACQUISITION

          On March 27, 2001, The AES Corporation (AES) acquired IPALCO Enterprises, Inc. (IPALCO) through a share exchange transaction in accordance with the Agreement and Plan of Share Exchange dated as of July 15, 2000, among AES and IPALCO (the Share Exchange Agreement). Pursuant to the Share Exchange Agreement, IPALCO became a wholly-owned subsidiary of AES.

          During the first quarter of 2001, IPALCO expensed $6.3 of merger related costs which are included in OTHER INCOME AND (DEDUCTIONS) - Merger Costs. Total merger related costs were $12.1.

          As a result of the acquisition by AES, in the first quarter 2001, IPALCO recorded $71.8 ($44.8 after tax) of one time costs related to the termination of certain management employees. The pretax expenses included $56.4 in costs associated with termination benefit agreements, $9.2 in supplemental retirement costs, and $6.2 in restricted stock expense. Substantially all of the termination benefit agreement costs, supplemental retirement costs, and restricted stock costs were paid out by March 31, 2001.

2.  GENERAL

          IPALCO owns all of the outstanding common stock of its subsidiaries (collectively referred to as Enterprises). The consolidated financial statements include the accounts of IPALCO, its utility subsidiary, Indianapolis Power &
Light Company (IPL) and its unregulated subsidiary, Mid-America Capital Resources, Inc. (Mid-America). Mid-America is the parent company of nonutility energy-related businesses.

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates.

          In the opinion of management these unaudited statements reflect all adjustments, consisting of only normal recurring accruals, including elimination of all significant intercompany balances and transactions, which are necessary to present a fair statement of the results for the interim periods covered by such statements. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These unaudited financial statements and notes should be read in conjunction with IPALCO's 2001 audited consolidated financial statements and notes included in its Form S-4 filed on April 3, 2002.

3. NEW ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board issued new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles." SFAS No. 141 requires business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill.

          SFAS No. 142 requires the use of a non amortization approach to account for purchased goodwill and certain intangibles. Under a non amortization approach, goodwill and certain intangibles would not be amortized into results of operations, but instead would be reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 did not have any impact on Enterprises' financial position or results of operations.

          In August 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses accounting for and reporting of the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 31, 2001. The adoption of SFAS No. 144 did not have any impact on Enterprises' financial position or results of operations.

4.  SEGMENT INFORMATION

          Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Enterprises' reportable business segments are electric and "all other." All subsidiaries other than IPL are combined in the "all other" category. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies footnote in Enterprises' 2001 consolidated financials statements included in its Form S-4 filed on April 3, 2002. Intersegment sales are generally based on prices that reflect the current market conditions. The following tables provide information about Enterprises' business segments:

                                                                    For the Three Months Ended,
                                               ----------------------------------------------------------------------
                                                          March 2002                          March 2001
                                               ----------------------------------  ----------------------------------
                                                  Electric  All Other      Total      Electric  All Other      Total
                                                  --------  ---------      -----      --------  ---------      -----
       Operating Revenues                             $197          -       $197          $209         $6       $215
       Depreciation and Amortization                    28          -         28            28          -         28
       Pre-tax Operating Income                         77          -         77            11          1         12
       Income Taxes                                     26        (5)         21             1        (2)        (1)
       Property - net of Depreciation                1,713          2      1,715         1,641         12      1,653
       Capital Expenditures                             31          -         31            22          -         22

5. COMMITMENTS AND CONTINGENCIES

          In March 2002, IPALCO and certain of its former officers were sued in the U.S. District Court for the Southern District of Indiana for alleged breaches of fiduciary duty stemming from declines in the prices of AES and IPALCO stock held by certain of IPALCO's benefit plans. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial statements.

          In addition, Enterprises is involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on the consolidated financial statements.

          With respect to environmental issues, Enterprises has ongoing discussions with various regulatory authorities and continues to believe that Enterprises is in compliance with its various permits. On October 27, 1998, the U.S. Environmental Protection Agency issued a final rule, which imposes more stringent limits on nitrogen oxide (NOx) emissions from fossil fuel-fired steam electric generators. IPL's current estimates are the NOx SIP call will necessitate additional capital expenditures of approximately $120 during 2002-2005 to achieve the majority of IPL-required NOx emission reductions. The intent is to purchase the remaining NOx emission allowances in the market.

     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
                              (Dollars in millions)

FORWARD-LOOKING STATEMENTS

     This Form 10-Q includes "forward-looking statements" including, in particular, the statements about our plans, strategies and prospects under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, future revenues, income, earnings per share or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words "anticipate," "would," "should," "believe," "estimate," "expect," "forecast," "project," "objective," and similar expressions are intended to identify forward-looking statements.

     Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, our acquisition and control by AES, fluctuations in customer growth and demand, weather, fuel costs, generating unit availability, purchased power costs and availability, regulatory action, environmental matters, federal and state legislation, interest rates, labor strikes, maintenance and capital expenditures, local economic conditions, the ultimate disposition of litigation and the specific needs of plants to perform unanticipated facility maintenance or repairs or outages. In addition, our ability to have available an appropriate amount of production capacity in a timely manner can significantly affect our financial performance. The timing of deregulation and competition, product development and technology changes are also important potential factors that may cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Most of these factors affect us through our wholly owned subsidiary, Indianapolis Power & Light Company, or IPL.

     All such factors are difficult to predict, contain uncertainties that may materially affect actual results and are beyond our control. We undertake no obligation to publicly update or review any forward-looking information, future events or otherwise.

LIQUIDITY AND CAPITAL RESOURCES

          Material changes in the consolidated financial condition and results of our operations, except where noted, are attributed to the operations of IPL. Consequently, the following discussion is centered on IPL.

Overview

          IPL capital requirements are primarily related to construction expenditures needed to meet customers' needs for electricity, for environmental compliance and for energy and outage management systems. Our construction expenditures totaled $31.4 during the quarter ended March 31, 2002, representing a $9.7 increase from the comparable period in 2001. Construction expenditures during the first quarter of 2002 were financed using internally generated cash provided by operations.

          IPL's construction program for the three-year period 2002 - 2004 is estimated to cost $387.0. The estimated cost of the program by year is $93.3 in 2002, $182.2 in 2003 and $111.5 in 2004. It includes $250.0 for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformer and street lighting facilities. The construction program also includes $7.6 for energy and outage management systems. These projected costs also include $124.0 of costs during the period associated with new environmental standards imposed by the EPA.

          A combustion turbine valued at $42.6 was included in Other investments at December 31, 2001 and is now included in Construction work in progress.

          On March 27, 2002, the Board of Directors declared a dividend to AES of $51.0 payable on March 29, 2002. This created a deficit in retained earnings.

OTHER

Market Risk Disclosure
----------------------

          The primary market risk to which we are exposed is interest rate risk. IPL uses long-term debt as a primary source of capital in its business. Historically, a portion of this debt had an interest component that reset on a periodic basis to reflect current market conditions. At March 31, 2002, IPL had $582.7 of fixed rate debt and a $40 notional amount variable rate debt issue which had been synthetically fixed through a floating-to-fixed rate swap. This swap expires January 2023. IPL agrees to pay interest at a fixed rate of 5.21% to a swap counter party and receive a variable rate based on the tax-exempt weekly rate. The fair value of IPL's swap agreement was $(2.9) at March 31, 2002.

Remarketing Agreement and Liquidity Facility
--------------------------------------------

          IPL has entered into a Remarketing Agreement with J.P. Morgan Securities, Inc. for the weekly remarketing of IPL's $40 City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities (ARTS) Series 1995B, Indianapolis Power & Light Company Project (the Bonds). J.P. Morgan is obligated to use its best efforts to remarket the Bonds, but is not obligated to buy or take any position in the Bonds. In addition, one of the conditions precedent to J.P. Morgan's obligations is that there shall have been no adverse change in the properties, business, condition (financial or otherwise) or results of operations of IPL. In the event J.P. Morgan is unable to remarket the Bonds, there is a liquidity facility in place in the form of a Credit Agreement with ABN AMRO Bank, N.V. The Trustee for the Bonds is the only one authorized to request an advance under this facility, and this is only contemplated in the event of a failed remarketing of the Bonds by J.P. Morgan. It is an event of default under this Credit Agreement if the S&P Rating shall be BB+ or lower or the long-term debt securities of IPL shall be unrated by S&P. S&P Rating is defined as the rating assigned to the senior unsecured long-term debt securities of IPL without third party credit enhancement. IPL is in compliance with all covenants related to the Bonds.

RESULTS OF OPERATIONS

Comparison of Quarters Ended March 31, 2002 and March 31, 2001
--------------------------------------------------------------

          Our first quarter 2002 net income of $33.4 increased $43.0 from net loss of $9.6 in the first quarter of 2001. The following discussion highlights the factors contributing to these changes.

Operating Revenues
------------------

          Operating revenues decreased by $11.6 during the first quarter ended March 31, 2002 compared to the similar period last year. These results were due to the following:

                                               Decrease From Comparable Period
                                                 Three Months Ended March 31
                                                 ---------------------------
Electric:
    Change in retail kWh sales                              $(2.9)
    Wholesale revenue                                        (8.7)
                                                           -------
      Total Change in Operating Revenues                   $(11.6)
                                                           =======

          The decrease in retail kilowatt-hour (kWh) sales in the first quarter 2002 as compared to the similar period in 2001 was the result of a 10.7% decrease in heating degree days and a 3% decrease in kWh sales as temperatures in the Indianapolis area were warmer than normal. Wholesale revenues decreased during the first quarter of 2002 due to a decline in kWh sales of 80%, which was primarily the result of a decrease in generation due to a soft wholesale market resulting from unseasonably warm weather in the midwest in the first quarter of 2002.

Operating Expenses
------------------

          Fuel costs decreased $2.3 in the first quarter of 2002 compared to the same period last year, primarily due to decreased kWh sales, as described above.

          Other operating expenses decreased $17.8 in the first quarter of 2002 compared to the same period in 2001. The first quarter decrease was due primarily to an $8.8 decrease in supplemental retirement expense, a $6.2 decrease in restricted stock expense, and a $4.2 decrease in boiler plant maintenance expense. This was offset by an increase in the disposition of SO2 allowances of $3.0.

          Maintenance expenses decreased $6.4 in the first quarter of 2002 compared to the same period in 2001. The first quarter decrease was due primarily to a $1.8 decrease in the expense related to the maintenance of overhead lines and a $4.1 decrease in plant maintenance expense. The decrease in maintenance expense during the first quarter was the result of cost containment measures.

          Termination benefit agreement costs decreased by $51.7 in the first quarter of 2002 compared to the same period in 2001. The first quarter decrease was due to the 2001 recognition of officer termination costs as a result of our acquisition by AES (see Note 1).

          Income taxes-net increased $25.8 in the first quarter of 2002 compared to the same period in 2001 due to an increase in pretax operating income.

          As a result of the foregoing, utility operating income increased 394% during the first quarter of 2002 from the comparable 2001 period, to $51.0.

Other Income and Deductions
---------------------------

          Allowance for equity funds used during construction (AFUDC) increased by $1.7 in the first quarter of 2002 compared to the same period in 2001 due to an increased construction base.

          Termination benefit agreement costs associated with "Other Income and Deductions" decreased by $4.7 in the first quarter of 2002 compared to the same period in 2001. The first quarter decrease was due to the 2001 recognition of non-utility officer termination costs as a result of our acquisition by AES (see
Note 1).

          Merger cost decreased by $6.2 in the first quarter of 2002 compared to the same period in 2001. The first quarter decrease was due to the recognition of AES transaction costs due to our acquisition by AES in the first quarter of 2001 (see Note 1).

          Income tax benefit - net increased by $3.1 in the first quarter of 2002 compared to the same period in 2001, primarily due to an increase in interest expense on the IPALCO Notes (see below).

Interest Charges
----------------

          Interest expense increased by $14.8 for the three months ended March 31, 2002, as compared to the prior period, primarily as a result of $14.1 of interest associated with IPALCO's issuance of $750 Senior Secured Notes in November 2001 (the IPALCO Notes).

          Other interest decreased by $0.8 in the first quarter of 2002 compared to the same period in 2001 due in part to the pay off in February 2001 of our commercial paper program as well as the overall low interest rate environment in 2002.

          Allowance for borrowed funds used during construction increased by $0.8 in the first quarter of 2002 compared to the same period in 2001 due to an increased construction base.

          Amortization of redemption premiums and expenses increased by $0.4 in the first quarter of 2002 compared to the same period in 2001. The first quarter increase was due to amortizing issuance costs associated with the IPALCO Notes.

PART II - OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

     IPL has been named as a defendant in approximately 41 lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. Many of the primary defendants--the asbestos manufacturers--have filed for bankruptcy protection, and it is expected that many of the remaining manufacturers will also be forced into bankruptcy. IPL has insurance coverage for many of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote "occurrence" coverage policies applicable to the period of time during which much of the exposure has been alleged.
Although we do not believe that any of the pending asbestos suits in which IPL is a named defendant will have a material adverse effect on our business or operations, we are unable to predict the number or effect any additional suits may have, or the consequences to IPL of the bankruptcy of the asbestos manufacturers; accordingly, we cannot assure you that the pending or any additional suits will not have a material effect on our business or operations. Trial of one asbestos case is set for trial in July 2002 and one in September 2002.

     On March 29, 2002, IPALCO and certain of its former officers were sued in a purported class action in the U.S. District Court for the Southern District of Indiana for alleged breaches of fiduciary duty stemming from declines in the prices of AES and IPALCO stock held by certain of IPALCO's benefit plans seeking compensation for alleged overpayment for the purchase of IPALCO stock, plus interest. We believe that this suit is without merit. While we cannot predict the outcome, we do not believe that the suit will have a material adverse effect on our financial condition, results of operations or liquidity.

     In addition to the foregoing, we are a defendant in various actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

     (a)  Exhibits - No exhibits are being filed with this report.

     (b) Reports on Form 8-K - No reports on Form 8-K were filed during the period covered by this report.

                                   Signatures
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          IPALCO ENTERPRISES, INC.
                                       -----------------------------------------
                                          (Registrant)





Date:    May 31, 2002                  /s/ Hamsa Shadaksharappa
       ------------------              -----------------------------------------
                                           Hamsa Shadaksharappa
                                           Vice President - Financial Services
                                           (Principal Accounting Officer)