Form 10-Q
period 2002-06-30
IPALCO ENTERPRISES INC
filed 2002-08-12
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

IPALCO ENTERPRISES, INC.
(Exact name of Registrant as specified in its Charter)

Commission file number 1-8644

Indiana	35-1575582
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

One Monument Circle
Indianapolis, IN    46204
(Address of Principal Executive Offices including Zip Code)

(317) 261-8261
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Statements of Consolidated Operations
(In Thousands)

                                         Three Months Ended     Six Months Ended
                                               June 30,               June 30,
                                        ---------------------  ---------------------
                                           2002       2001        2002       2001
                                        ---------- ----------  ---------- ----------
ELECTRIC UTILITY OPERATING REVENUES     $ 197,168  $ 205,473   $ 394,638  $ 414,525

UTILITY OPERATING EXPENSES:
 Operation:
   Fuel                                    38,700     45,476      82,664     91,759
   Other                                   23,721     27,244      48,782     70,059
 Power purchased                            6,309      1,537       7,209      2,111
 Maintenance                               20,605     21,877      33,823     41,455
 Termination benefit agreement costs            0      2,857           0     54,540
 Depreciation and amortization             28,138     27,810      55,936     55,381
 Taxes other than income taxes              9,096      8,951      18,255     18,534
 Income taxes-net                          23,322     22,987      49,718     23,633
                                        ---------- ----------  ---------- ----------
  Total operating expenses                149,891    158,739     296,387    357,472
                                        ---------- ----------  ---------- ----------
UTILITY OPERATING INCOME                   47,277     46,734      98,251     57,053
                                        ---------- ----------  ---------- ----------
OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used
   during construction                      1,162        266       2,940        376
 Other-net                                 (1,607)    (3,013)     (1,112)    (2,775)
 Gains on sales of assets, net              2,455        523       2,455        523
 Termination benefit agreement costs            0         78           0     (4,669)
 Merger costs                                   0          0           0     (6,283)
 Income tax benefit-net                     5,222        864      10,570      3,157
                                        ---------- ----------  ---------- ----------
  Total other income (deductions)-net       7,232     (1,282)     14,853     (9,671)
                                        ---------- ----------  ---------- ----------
INCOME BEFORE INTEREST AND OTHER CHARGES   54,509     45,452     113,104     47,382
                                        ---------- ----------  ---------- ----------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt                24,146      9,678      48,292     19,021
 Other interest                               119        252         271      1,212
 Allowance for borrowed funds used
  during construction                        (545)      (128)     (1,379)      (183)
 Amortization of redemption premiums
  and expense on debt-net                     945        522       1,889      1,041
 Preferred dividends of subsidiary            804        804       1,607      1,607
                                        ---------- ----------  ---------- ----------
  Total interest and other charges-net     25,469     11,128      50,680     22,698
                                        ---------- ----------  ---------- ----------
NET INCOME                              $  29,040  $  34,324   $  62,424  $  24,684
                                        ========== ==========  ========== ==========

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

                                                             June 30,   December 31,
                                                               2002         2001
                                                           ------------ ------------
                          ASSETS                            (Unaudited)
UTILITY PLANT:
 Utility plant in service                                  $ 3,020,054  $ 2,942,190
 Less accumulated depreciation                               1,495,929    1,443,736
                                                           ------------ ------------
     Utility plant in service - net                          1,524,125    1,498,454
 Construction work in progress                                 177,113      156,522
 Property held for future use                                   10,768       10,741
                                                           ------------ ------------
     Utility plant - net                                     1,712,006    1,665,717
                                                           ------------ ------------
OTHER ASSETS:
 Nonutility property - at cost, less
  accumulated depreciation                                       1,834        1,742
 Other investments                                              10,594       52,904
                                                           ------------ ------------
     Other assets - net                                         12,428       54,646
                                                           ------------ ------------
CURRENT ASSETS:
 Cash and cash equivalents                                      19,733       28,933
 Accounts receivable and unbilled revenue
   (less allowance for doubtful accounts
    of $963 and $1,095, respectively)                           42,372       48,001
 Fuel - at average cost                                         40,615       28,970
 Materials and supplies - at average cost                       49,262       48,376
 Prepayments and other current assets                              962        1,283
                                                           ------------ ------------
     Total current assets                                      152,944      155,563
                                                           ------------ ------------
DEFERRED DEBITS:
 Regulatory assets                                             114,234       97,809
 Miscellaneous                                                  22,906       22,195
                                                           ------------ ------------
     Total deferred debits                                     137,140      120,004
                                                           ------------ ------------
             TOTAL                                         $ 2,014,518  $ 1,995,930
                                                           ============ ============
              CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common shareholder's equity:
   Premium on 4% cumulative preferred stock                $       649  $       649
   Retained earnings                                             5,473       15,049
   Accumulated other comprehensive loss                        (12,740)     (11,469)
                                                           ------------ ------------
     Total common shareholder's equity (deficit)                (6,618)       4,229
 Cumulative preferred stock of subsidiary                       59,135       59,135
 Long-term debt (less current maturities and sinking
   fund requirements)                                        1,371,964    1,371,930
                                                           ------------ ------------
     Total capitalization                                    1,424,481    1,435,294

CURRENT LIABILITIES:
 Current maturities and sinking fund requirements                  300          300
 Accounts payable                                               43,585       47,798
 Accrued expenses                                               14,813       16,285
 Dividends payable                                                 901          910
 Accrued taxes                                                  31,585        9,438
 Accrued interest                                               21,796       21,892
 Other current liabilities                                      20,426       19,897
                                                           ------------ ------------
     Total current liabilities                                 133,406      116,520
                                                           ------------ ------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
 Accumulated deferred income taxes - net                       280,105      271,195
 Unamortized investment tax credit                              32,307       33,690
 Accrued postretirement benefits                                 8,621        9,504
 Accrued pension benefits                                      129,748      125,549
 Miscellaneous                                                   5,850        4,178
                                                           ------------ ------------
     Total deferred credits and other long-term liabilities    456,631      444,116
                                                           ------------ ------------
COMMITMENTS AND CONTINGENCIES (Note 7)
             TOTAL                                         $ 2,014,518  $ 1,995,930
                                                           ============ ============

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands)

                                                                Six Months Ended
                                                                    June 30,
                                                              ---------- ---------
                                                                 2002       2001
                                                              ---------  ---------
Cash Flows from Operations:
 Net income                                                  $  62,424  $  24,684
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                               56,400     55,211
    Amortization of regulatory assets                            1,513      1,527
    Deferred income taxes and investment tax credit
      adjustments - net                                        (10,279)     6,751
    Gains on sales of assets, net                               (2,455)      (523)
    Allowance for funds used during construction                (4,319)      (559)
  Change in certain assets and liabilities:
    Accounts receivable                                          5,629     17,642
    Fuel, materials and supplies                               (12,531)       168
    Accounts payable and accrued expenses                       (5,685)   (15,324)
    Accrued taxes                                               22,147    (18,143)
    Accrued pension benefits                                     4,199       (746)
    Accrued interest                                               (96)       (18)
    Other - net                                                    361     (1,405)
                                                              ---------  ---------
Net cash provided by operating activities                      117,308     69,265
                                                              ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures - utility                          (56,464)   (41,896)
  Construction expenditures - nonutility                          (107)         0
  Proceeds from sales of assets                                  4,220     14,077
  Other                                                         (1,462)       (19)
                                                              ---------  ---------
Net cash used in investing activities                          (53,813)   (27,838)
                                                              ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt                                       0     (6,150)
  Common dividends paid                                              0    (14,434)
  Dividends to AES                                             (72,000)   (86,523)
  Proceeds from sales of common stock, net                           0      8,328
  Other                                                           (695)     8,061
                                                              ---------  ---------
Net cash used in financing activities                          (72,695)   (90,718)
                                                              ---------  ---------
Net decrease in cash and cash equivalents                       (9,200)   (49,291)
Cash and cash equivalents at beginning of period                28,933     68,652
                                                              ---------  ---------
Cash and cash equivalents at end of period                   $  19,733  $  19,361
                                                              =========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                     $  47,286  $  20,079
                                                              =========  =========
    Income taxes                                             $  31,426  $  34,038
                                                              =========  =========

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

(Dollars in Millions)

1. Organization

IPALCO Enterprises, Inc. (IPALCO) is a wholly-owned subsidiary of The AES Corporation (AES). IPALCO owns all of the outstanding common stock of its subsidiaries (collectively referred to as Enterprises). These include its regulated utility subsidiary, Indianapolis Power & Light Company (IPL) and its unregulated subsidiary, Mid-America Capital Resources, Inc. (Mid-America). IPL provides electric service to the Indianapolis metropolitan area and is the primary subsidiary of IPALCO. Mid-America is the parent company of nonutility energy-related businesses.

2. Basis of Presentation

The accompanying consolidated financial statements include the accounts of IPALCO, IPL and Mid-America. All significant intercompany amounts have been eliminated. The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These unaudited financial statements have been prepared in accordance with the accounting policies described in IPALCO's audited financial statements for the year ended December 31, 2001 included in its registration statement on Form S-4 and should be read in conjunction therewith.

3. The AES Acquisition

On March 27, 2001, AES acquired IPALCO through a share exchange transaction (the AES Acquisition) in accordance with the Agreement and Plan of Share Exchange dated as of July 15, 2000, among AES and IPALCO (the Share Exchange Agreement). During the first quarter of 2001, IPALCO expensed $6.3 of AES Acquisition related costs, which are included in OTHER INCOME AND (DEDUCTIONS) - Merger Costs. Total AES Acquisition related costs were $12.1. Also as a result of the AES Acquisition, in the first quarter 2001, IPALCO recorded $71.8 ($44.8 after tax) of one-time costs related to the termination of certain management employees. The pretax expenses included $56.4 in costs associated with termination benefit agreements, $9.2 in supplemental retirement costs, and $6.2 in restricted stock expense. Substantially all of the termination benefit agreement costs, supplemental retirement costs, and restricted stock costs were paid out by March 31, 2001.

4. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles" and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 142 requires the use of a non amortization approach to account for purchased goodwill and certain intangibles. Under a non amortization approach, goodwill and certain intangibles would not be amortized into results of operations, but instead would be reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value. SFAS No. 142 was effective for IPALCO beginning January 1, 2002. The adoption of SFAS No. 142 did not have any impact on Enterprises' financial position or results of operations.

SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for Enterprises beginning January 1, 2003. Management is currently evaluating the impact this statement will have on our consolidated financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses accounting for and reporting of the impairment or disposal of long-lived assets and was effective for IPALCO beginning January 1, 2002. The adoption of SFAS No. 144 did not have any impact on Enterprises' financial position or results of operations.

5. Segment Information

Enterprises' operations are made up almost entirely of its ownership of IPL, its consolidated electric utility, which is a reportable business segment. Enterprises' nonutility activities include costs associated with the AES Acquisition, IPALCO's $750 Senior Secured Notes issued November 2001 (the IPALCO Notes), approximately $4 and $20 of cash and cash equivalents as of June 30, 2002 and December 31, 2001, respectively, and income taxes related to those items. There was no operating income for any nonutility activities during the periods covered by this report and nonutility assets and capital expenditures represented less than 5% of Enterprises' total assets and capital expenditures, respectively, as of June 30, 2002 and December 31, 2001.

6. Indebtedness

During 2002, IPL terminated one unused line of credit and chose not to renew another unused line of credit, which expired, aggregating $55 of borrowing capacity; and replaced them with two new unsecured revolving credit facilities with an aggregate borrowing capacity of $75. The new facilities mature on May 23, 2003 and June 13, 2003 and are subject to certain financial covenants, with which IPL is in compliance. IPL has not drawn on either facility.

Also during 2002, Standard & Poor's Corporation lowered its ratings of IPALCO and IPL, as a result of a similar reduction in its ratings of AES. As a result, the interest rate on the IPALCO Notes will increase by 50 basis points effective November 15, 2002. In addition, the downgrade put IPL in default on a $40.6 credit agreement, which serves as a liquidity facility for $40 of IPL variable rate debt and a receivables sale agreement related to IPL's 1996 sale of $50 of its accounts receivables. Both such agreements were amended to exclude the downgrade as an event of default. In addition, the $40.6 credit facility expired on July 31, 2002 and was replaced with a similar facility that does not include covenants related to IPL's ratings. As of June 30, 2002, IPL and IPALCO were in compliance with all financial covenants and no event of default existed.

7. Commitments and Contingencies

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

With respect to environmental issues, Enterprises has ongoing discussions with various regulatory authorities and continues to believe that Enterprises is in compliance with its various permits. On October 27, 1998, the U.S. Environmental Protection Agency issued a final rule, which imposes more stringent limits on nitrogen oxide (NOx) emissions from fossil fuel- fired steam electric generators. IPL's current estimates are the NOx SIP call will necessitate additional capital expenditures of up to $260 during 2002-2005 to achieve substantially all of the required NOx emission reductions. Alternatively, this amount could be reduced by purchasing some of the required NOx emission allowances in the market. IPL filed a petition with the Indiana Utility Regulatory Commission to recover a return on its capital investment, depreciation and incremental operating and maintenance, together with allowances purchased and consumed, in connection with the NOx emission reductions.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in Millions)

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" including, in particular, the statements about our plans, strategies and prospects under the headings "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, future revenues, income or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words "anticipate," "would," "should," "believe," "estimate," "expect," "forecast," "project," "objective," and similar expressions are intended to identify forward-looking statements.

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to, our control by AES, our credit ratings, fluctuations in customer growth and demand, weather, fuel costs, generating unit availability, purchased power costs and availability, regulatory action, environmental matters, federal and state legislation, interest rates, labor strikes, maintenance and capital expenditures, local economic conditions, the ultimate disposition of litigation and the specific needs of plants to perform unanticipated facility maintenance or repairs or outages. In addition, our ability to have available an appropriate amount of production capacity in a timely manner can significantly affect our financial performance. The timing of deregulation and competition, product development and technology changes are also important potential factors that may cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Most of these factors affect us through our consolidated subsidiary, IPL.

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

Overview

During 2002, IPL terminated one unused line of credit and chose not to renew another unused line of credit, which expired, aggregating $55 of borrowing capacity and replaced them with two new unsecured revolving credit facilities with an aggregate borrowing capacity of $75. The new facilities mature on May 23, 2003 and June 13, 2003 and are subject to certain financial covenants, with which IPL is in compliance. IPL has not drawn on either facility.

Also during 2002, Standard & Poor's Corporation lowered its ratings of IPALCO and IPL, as a result of a similar reduction in its ratings of AES. As a result, the interest rate on the IPALCO Notes (See Note 5) will increase by 50 basis points effective November 15, 2002. In addition, the downgrade put IPL in default on a $40.6 credit agreement, which serves as a liquidity facility for $40 of IPL variable rate debt and a receivables sale agreement related to IPL's 1996 sale of $50 of its accounts receivables. Both such agreements were amended to exclude the downgrade as an event of default. In addition, the $40.6 credit facility expired on July 31, 2002 and was replaced with a similar facility that does not include covenants related to IPL's ratings. As of June 30, 2002, IPL and IPALCO were in compliance with all financial covenants and no event of default existed.

Our capital requirements are primarily related to IPL's construction expenditures needed to meet customers' needs for electricity, for environmental compliance and for energy and outage management systems. IPL's construction expenditures totaled $56.5 during the six months ended June 30, 2002. This represented an increase of $14.7 from the comparable period in 2001. Construction expenditures during the first six months of 2002 were financed using internally generated cash provided by operations.

IPL's construction program for the four-year period 2002 - 2005 is estimated to cost up to $581. The estimated cost of the program by year is $96 in 2002, $231 in 2003, $171 in 2004 and $83 in 2005. It includes $307 for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformer and street lighting facilities. The construction program also includes $7.9 for energy and outage management systems. These projected costs also include up to $260 of costs during the period associated with new environmental standards imposed by the EPA and could be reduced by purchasing some of the required NOx emission allowances in the market. IPL filed a petition with the Indiana Utility Regulatory Commission to recover a return on its capital investment, depreciation, and incremental operating and maintenance, together with allowances purchased and consumed in connection with the NOx emission reductions. Our capital expenditures may be financed through a combination of; cash provided by operations, cash available on IPL's unused credit facilities or long-term indebtedness.

A combustion turbine valued at $42.6 was included in Other investments at December 31, 2001 and is now included in Utility plant in service.

On March 27, 2002, the Board of Directors declared a dividend to AES of $51 payable on March 29, 2002. On June 26, 2002, the Board of Directors declared a dividend to AES of $21, which was paid on June 28, 2002. Total dividends paid to AES during the six months ended June 30, 2002 were $72.

RESULTS OF OPERATIONS

Comparison of Quarters Ended June 30, 2002 and June 30, 2001

Our second quarter 2002 net income of $29.0 decreased $5.3 from net income of $34.3 in the second quarter of 2001. The following discussion highlights the factors contributing to this change.

Operating Revenues

Operating revenues decreased by $8.3 during the three-month period ended June 30, 2002 compared to the prior year as a result of the following:
	Dollar Change	Percentage Change
Retail Revenues	$ 2.6	1.4%
Wholesale Revenues	(11.1)	(66.0%)
Miscellaneous Revenues	0.2	6.0%
Total Change in Operating Revenues	$ (8.3)	4.0%

The increase in retail revenues in the second quarter of 2002 as compared to the same period in 2001 was primarily due to increases in heating degree days and cooling degree days, which resulted in a 2% increase in kWh sales. Wholesale revenues decreased significantly due to both a 54% decrease in kWh sales and a 27% decrease in the average price per kWh sold. The decrease in the average price per kWh sold is a direct result of less demand for electricity, due primarily to a sluggish economy, and an increase in the supply of electricity, as many of the producers of electricity have increased their production capacity. IPL reduced its electricity generation due to the reductions in electricity demand and price.

Operating Expenses

Fuel costs decreased $6.8 or 14.9% in the second quarter of 2002 compared to the same period last year, primarily due to decreased kWh sales, as described above. This decrease was partially offset by a $4.8 increase in the cost of power purchased in the second quarter of 2002, as compared to the prior year. The remaining decrease was primarily the result of a decrease in fuel consumption, resulting from reduced electricity generation, as described above.

Other operating expenses decreased $3.5 or 12.9% in the second quarter of 2002 compared to the same period in 2001, which was primarily due to decreases related to the termination of certain employees in 2001 in connection with the AES Acquisition. These decreases included $2.0 of supplemental retirement expense incurred in 2001 and a $1.1 decrease in salaries and wages.

Termination benefit agreement costs of $2.9 were recognized in the second quarter of 2001, due to the recognition of officer termination costs as a result of the AES Acquisition (see Note 3).

Primarily as a result of the foregoing, utility operating income increased $0.5 or 1.2% during the second quarter of 2002 from the comparable 2001 period, to $47.3.

Other Income and Deductions

Allowance for equity funds used during construction (AFUDC) increased by $0.9 in the second quarter of 2002 compared to the same period in 2001 due to an increased construction base.

Income tax benefit - net increased by $4.4 in the second quarter of 2002 compared to the same period in 2001, primarily due to interest on the IPALCO Notes.

Interest Charges

Interest on long-term debt increased by $14.5 for the three months ended June 30, 2002, as compared to the prior period, primarily as a result of $14.1 of interest associated with the IPALCO Notes.

Comparison of Six-Month Periods Ended June 30, 2002 and June 30, 2001

Our first six months 2002 net income of $62.4 increased $37.7 from net income of $24.7 in the first six months of 2001. The following discussion highlights the factors contributing to this change.

Operating Revenues

Operating revenues decreased by $19.9 during the six-month period ended June 30, 2002 as compared to the prior year, due to the following:
	Dollar Change	Percentage Change
Retail Revenues	$ (0.4)	(0.1)%
Wholesale Revenues	(19.7)	(54.6)%
Miscellaneous Revenues	0.2	4.9%
Total Change in Operating Revenues	$ (19.9)	(4.8)%

Wholesale revenues declined significantly due to both a 34% decrease in kWh sales and a 31% decrease in the average price per kWh sold. The decrease in the average price per kWh sold is a direct result of less demand for electricity, due primarily to a sluggish economy, and an increase in the supply of electricity, as many of the producers of electricity have increased their production capacity. IPL reduced its electricity generation due to the reductions in electricity demand and priced.

Operating Expenses

Fuel costs decreased $9.1 or 9.9% in the first six months of 2002 compared to the same period last year, primarily due to decreased kWh sales, as described above. This decrease was partially offset by a $5.1 increase in the cost of power purchased in 2002, as compared to the prior year. The remaining decrease was primarily the result of a decrease in fuel consumption, resulting from reduced electricity generation, as described above.

Other operating expenses decreased $21.3 or 30.4% in the first six months of 2002 as compared to the same period in 2001, which was primarily due to decreases related to the termination of certain employees in 2001 in connection with the AES Acquisition. These decreases included $11.2 of supplemental retirement expense incurred in 2001, $6.2 of restricted stock paid in 2001, and a $5.3 decrease in salaries and wages.

Maintenance expenses decreased $7.6 or 18.4% in the first six months of 2002 compared to the same period in 2001. This decrease was primarily the result of the timing of major generating unit overhauls.

Termination benefit agreement costs of $54.5 were recognized in the first six months of 2001, due to the recognition of officer termination costs resulting from the AES Acquisition.

Income taxes-net increased $26.1 or 110.4% in the first six months of 2002 compared to the same period in 2001 due to an increase in pretax operating income.

Primarily as a result of the foregoing, utility operating income increased $41.2 or 72.2% during the first six months of 2002 from the comparable 2001 period, to $98.3.

Other Income and Deductions

Allowance for equity funds used during construction (AFUDC) increased by $2.6 in the first six months of 2002 compared to the same period in 2001 due to an increased construction base.

Termination benefit agreement costs of $4.7 associated with "Other Income and Deductions" were recognized in the first six months of 2001, due to the recognition of non-utility officer termination costs as a result of the AES Acquisition.

Income tax benefit - net increased by $7.4 in the first six months of 2002 compared to the same period in 2001, primarily due to an increase in interest expense on the IPALCO Notes.

Interest Charges

Interest on long-term debt increased by $29.3 for the six months ended June 30, 2002, as compared to the prior period, primarily due to $28.1 of interest on the IPALCO Notes.

Other interest decreased by $0.9 in the first six months of 2002 compared to the same period in 2001, primarily due to the pay off in February 2001 of the commercial paper program, as well as the overall low interest rate environment in 2002.

Allowance for borrowed funds used during construction increased by $1.2 in the first six months of 2002 compared to the same period in 2001 due to an increased construction base.

Amortization of redemption premiums and expenses increased by $0.8 in the first six months of 2002 compared to the same period in 2001, primarily due to amortizing issuance costs associated with the IPALCO Notes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Sensitivity Analysis. We manage our exposure to interest rate risk through the use of interest rate protection agreements to effectively fix our variable rate debt and by refinancing fixed rate debt at times when rates and terms are appropriate. The primary market risk to which we are exposed is interest rate risk. We use long-term debt as a significant source of capital in our business. In addition, IPL has two credit facilities that bear interest at variable rates based primarily on LIBOR. Although there currently is no outstanding balance on either facility, IPL may use them in the future. Our fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. At June 30, 2002, we had $1,333 million notional amount fixed rate debt and a $40 million notional amount variable rate debt issue, which was effectively fixed through a floating-to- fixed rate swap. Based upon consolidated indebtedness and interest rates at June 30, 2002, a 50 basis point increase in the market rates of interest would decrease the fair value of debt by approximately $106 million. A 50 basis point decrease in the market rates of interest would increase the fair value of debt by approximately $124 million. The fair value of IPL's swap agreement was $(4.1) million at June 30, 2002.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

IPL has been named as a defendant in approximately 44 lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. Many of the primary defendants— the asbestos manufacturers— have filed for bankruptcy protection, and it is expected that many of the remaining manufacturers will also be forced into bankruptcy. IPL has insurance coverage for many of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote "occurrence" coverage policies applicable to the period of time during which much of the exposure has been alleged. Although we do not believe that any of the pending asbestos suits in which IPL is a named defendant will have a material adverse effect on our business or operations, we are unable to predict the number or effect any additional suits may have, or the consequences to IPL of the bankruptcy of the asbestos manufacturers; accordingly, we cannot assure you that the pending or any additional suits will not have a material effect on our business or operations. Trial of one asbestos case is set for trial in September 2002 and one in November 2002.

On March 29, 2002, IPALCO and certain of its former officers were sued in a purported class action in the U.S. District Court for the Southern District of Indiana for alleged breaches of fiduciary duty stemming from declines in the prices of AES and IPALCO stock held by certain of IPALCO's benefit plans seeking compensation for alleged overpayment for the purchase of IPALCO stock, plus interest. The plantiffs have amended their complaint to eliminate allegations relating to benefit plans other than the IPALCO Thrift Plan. Defendants have moved to dismiss the suit. We believe that this suit is without merit. While we cannot predict the outcome, we do not believe that the suit will have a material adverse effect on our financial condition, results of operations or liquidity.

In addition to the foregoing, we are a defendant in various actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Document

10.1	Credit Agreement by and among IPL, the various financial institutions party hereto, and Lasalle Bank National Association, as agent, dated as of June 14, 2002

10.2	Credit Agreement among IPL, the institutions from time to time parties hereto as lenders, and The Huntington National Bank, as agent, dated as of May 24, 2002

10.3	Sixth Amendment, dated as of June 28, 2002 to Receivables Sale agreement, dated as of December 20, 1996

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

(Registrant)

Date: August 12, 2002

By:	/s/ Hamsa Shadaksharappa

Hamsa Shadaksharappa
Chief Financial Officer, Secretary and Vice President - Financial Services
(Principal Financial Officer and Duly Authorized Officer)

Certification

Each of the undersigned officers hereby certifies that, to his or her knowledge, (i) this report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of IPALCO Enterprises, Inc.

/s/ Ann Murtlow	/s/ Hamsa Shadaksharappa

Ann Murtlow	Hamsa Shadaksharappa
President and Chief Executive Officer	Chief Financial Officer, Secretary and Vice President - Financial Services