Form 10-Q
period 2002-09-30
IPALCO ENTERPRISES INC
filed 2002-11-14
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]    NO [  ]

At September 30, 2002, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were held by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(A) AND (B) FOR FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH A REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Statements of Consolidated Operations
(In Thousands)

                                         Three Months Ended     Nine Months Ended
                                             September 30,          September 30,
                                        ---------------------  ---------------------
                                           2002       2001        2002       2001
                                        ---------- ----------  ---------- ----------
ELECTRIC UTILITY OPERATING REVENUES     $ 226,755  $ 224,960   $ 621,393  $ 639,485

UTILITY OPERATING EXPENSES:
 Operation:
   Fuel                                    46,737     50,413     129,401    142,172
   Other                                   31,067     50,383      79,849    120,441
 Power purchased                            9,753     13,610      16,962     15,721
 Maintenance                               11,665     23,256      45,488     64,712
 Termination benefit agreement costs            0          0           0     54,540
 Depreciation and amortization             28,373     27,603      84,309     82,984
 Taxes other than income taxes              6,261      9,085      24,516     27,619
 Income taxes-net                          31,771     15,811      81,489     39,444
                                        ---------- ----------  ---------- ----------
  Total operating expenses                165,627    190,161     462,014    547,633
                                        ---------- ----------  ---------- ----------
UTILITY OPERATING INCOME                   61,128     34,799     159,379     91,852
                                        ---------- ----------  ---------- ----------
OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used
   during construction                        151        333       3,091        709
 Other-net                                   (113)      (766)     (1,225)    (3,541)
 Gains on sales of assets, net                  0          0       2,455        523
 Termination benefit agreement costs            0          0           0     (4,669)
 Merger costs                                   0          0           0     (6,283)
 Income tax benefit-net                     5,582      1,975      16,152      5,133
                                        ---------- ----------  ---------- ----------
  Total other income (deductions)-net       5,620      1,542      20,473     (8,128)
                                        ---------- ----------  ---------- ----------
INCOME BEFORE INTEREST AND OTHER CHARGES   66,748     36,341     179,852     83,724
                                        ---------- ----------  ---------- ----------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt                24,146      9,878      72,438     28,899
 Other interest                               121        552         392      1,764
 Allowance for borrowed funds used
  during construction                         (72)      (155)     (1,451)      (338)
 Amortization of redemption premiums
  and expense on debt-net                     905        552       2,794      1,593
 Preferred dividends of subsidiary            803        803       2,410      2,410
                                        ---------- ----------  ---------- ----------
  Total interest and other charges-net     25,903     11,630      76,583     34,328
                                        ---------- ----------  ---------- ----------
NET INCOME                              $  40,845  $  24,711   $ 103,269  $  49,396
                                        ========== ==========  ========== ==========

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

                                                            September 30,  December 31,
                                                                 2002           2001
                                                           --------------- -------------
                          ASSETS                             (Unaudited)
UTILITY PLANT:
 Utility plant in service                                  $    3,095,536  $  3,006,190
 Less accumulated depreciation                                  1,522,837     1,443,736
                                                           --------------- -------------
     Utility plant in service - net                             1,572,699     1,562,454
 Construction work in progress                                    118,708        92,522
 Property held for future use                                      10,768        10,741
                                                           --------------- -------------
     Utility plant - net                                        1,702,175     1,665,717
                                                           --------------- -------------
OTHER ASSETS:
 Nonutility property - at cost, less
  accumulated depreciation                                          1,826         1,742
 Other investments                                                 10,608        52,904
                                                           --------------- -------------
     Other assets - net                                            12,434        54,646
                                                           --------------- -------------
CURRENT ASSETS:
 Cash and cash equivalents                                          6,768        28,933
 Accounts receivable and unbilled revenue
   (less allowance for doubtful accounts
    of $1,236 and $1,095, respectively)                            51,888        48,001
 Fuel - at average cost                                            29,338        28,970
 Materials and supplies - at average cost                          46,694        48,376
 Net income tax refunds receivable                                 38,654        13,132
 Prepayments and other current assets                               1,315         1,283
                                                           --------------- -------------
     Total current assets                                         174,657       168,695
                                                           --------------- -------------
DEFERRED DEBITS:
 Regulatory assets                                                132,099        97,809
 Miscellaneous                                                     22,035        22,195
                                                           --------------- -------------
     Total deferred debits                                        154,134       120,004
                                                           --------------- -------------
             TOTAL                                         $    2,043,400  $  2,009,062
                                                           =============== =============
              CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common shareholder's equity:
   Premium on 4% cumulative preferred stock                $          649  $        649
   Retained earnings                                                7,032        15,049
   Accumulated other comprehensive loss                           (14,759)      (11,469)
                                                           --------------- -------------
     Total common shareholder's equity (deficit)                   (7,078)        4,229
 Cumulative preferred stock of subsidiary                          59,135        59,135
 Long-term debt (less current maturities and sinking
   fund requirements)                                           1,371,981     1,371,930
                                                           --------------- -------------
     Total capitalization                                       1,424,038     1,435,294

CURRENT LIABILITIES:
 Current maturities and sinking fund requirements                     300           300
 Accounts payable                                                  32,800        47,798
 Accrued expenses                                                  14,786        16,285
 Dividends payable                                                    894           910
 Accrued other taxes                                               16,891        22,570
 Accrued interest                                                  32,937        21,892
 Other current liabilities                                         15,579        19,897
                                                           --------------- -------------
     Total current liabilities                                    114,187       129,652
                                                           --------------- -------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
 Accumulated deferred income taxes - net                          338,802       271,195
 Unamortized investment tax credit                                 31,615        33,690
 Accrued postretirement benefits                                    8,206         9,504
 Accrued pension benefits                                         117,461       125,549
 Miscellaneous                                                      9,091         4,178
                                                           --------------- -------------
     Total deferred credits and other long-term liabilities       505,175       444,116
                                                           --------------- -------------
COMMITMENTS AND CONTINGENCIES (Note 7)
             TOTAL                                         $    2,043,400  $  2,009,062
                                                           =============== =============

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED STATEMENTS OF CONSOLIDATED CASH FLOWS
(In Thousands)

                                                                Nine Months Ended
                                                                  September 30,
                                                              ---------- ---------
                                                                 2002       2001
                                                              ---------  ---------
Cash Flows from Operations:
 Net income                                                  $ 103,269  $  49,396
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                               84,966     82,664
    Amortization of regulatory assets                            2,257      2,324
    Deferred income taxes and investment tax credit
      adjustments - net                                         29,186     (7,842)
    Gains on sales of assets, net                               (2,455)      (523)
    Allowance for funds used during construction                (4,542)    (1,048)
  Change in certain assets and liabilities:
    Accounts receivable                                         (3,887)    12,395
    Fuel, materials and supplies                                 1,314        267
    Income taxes receivable or payable                         (25,522)     4,907
    Accounts payable and accrued expenses                      (16,497)   (11,023)
    Accrued other taxes                                         (5,679)    (3,649)
    Accrued pension benefits                                    (8,088)    18,184
    Accrued interest                                            11,045     (1,895)
    Other - net                                                 (4,038)     6,107
                                                              ---------  ---------
Net cash provided by operating activities                      161,329    150,264
                                                              ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures - utility                          (74,622)   (70,904)
  Construction expenditures - nonutility                          (107)        --
  Proceeds from sales of assets                                  4,220     14,077
  Investment in Combustion Turbine                                  --    (42,487)
  Other                                                           (883)     1,977
                                                              ---------  ---------
Net cash used in investing activities                          (71,392)   (97,337)
                                                              ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt                                      --     (6,150)
  Short-term borrowings                                             --     74,000
  Common dividends paid                                             --    (29,008)
  Dividends to AES                                            (111,286)  (108,000)
  Proceeds from sales of common stock, net                          --      8,328
  Other                                                           (816)     6,482
                                                              ---------  ---------
Net cash used in financing activities                         (112,102)   (54,348)
                                                              ---------  ---------
Net decrease in cash and cash equivalents                      (22,165)    (1,421)
Cash and cash equivalents at beginning of period                28,933     68,652
                                                              ---------  ---------
Cash and cash equivalents at end of period                   $   6,768  $  67,231
                                                              =========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                     $  60,341  $  32,232
                                                              =========  =========
    Income taxes                                             $  65,976  $   6,244
                                                              =========  =========

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Organization

IPALCO Enterprises, Inc. (IPALCO) is a wholly-owned subsidiary of The AES Corporation (AES). IPALCO owns all of the outstanding common stock of its subsidiaries (collectively referred to as Enterprises). These include its regulated utility subsidiary, Indianapolis Power & Light Company (IPL) and its unregulated subsidiary, Mid-America Capital Resources, Inc. (Mid-America). IPL provides electric service to the Indianapolis metropolitan area and is the primary subsidiary of IPALCO. Mid-America is the parent company of nonutility businesses.

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

3. The AES Acquisition

On March 27, 2001, AES acquired IPALCO through a share exchange transaction (the AES Acquisition) in accordance with the Agreement and Plan of Share Exchange dated as of July 15, 2000, among AES and IPALCO. During 2001, IPALCO expensed $6.3 million of AES Acquisition related costs, which are included in OTHER INCOME AND (DEDUCTIONS) - Merger Costs. Total AES Acquisition related costs, including costs recognized in 2000, were $12.1 million. Also in 2001, as a result of the AES Acquisition, IPALCO recorded $74.8 million ($46.4 million after tax) of one- time costs related to the termination of certain management employees. The pretax expenses included $59.4 million in costs associated with termination benefit agreements and severance, $9.2 million in supplemental retirement costs, and $6.2 million in restricted stock expense. Substantially all of the termination benefit agreement costs, supplemental retirement costs, and restricted stock costs were paid out by March 31, 2001.

4. New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles" and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 142 requires the use of a non amortization approach to account for purchased goodwill and certain intangibles. Under a non amortization approach, goodwill and certain intangibles would not be amortized into results of operations, but instead would be reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value. SFAS No. 142 was effective for IPALCO beginning January 1, 2002. The adoption of SFAS No. 142 did not have any impact on IPALCO's financial position or results of operations.

SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for IPALCO beginning January 1, 2003. Management is currently evaluating the impact this statement will have on our consolidated financial position and results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses accounting for and reporting of the impairment or disposal of long-lived assets and was effective for IPALCO beginning January 1, 2002. The adoption of SFAS No. 144 did not have any impact on IPALCO's financial position or results of operations.

5. Segment Information

IPALCO's operations are made up almost entirely of its ownership of IPL, its consolidated electric utility, which is a reportable business segment. IPALCO's nonutility activities include costs associated with the AES Acquisition, IPALCO's $750 million Senior Secured Notes issued November 2001 (the IPALCO Notes), approximately $3 million and $20 million of cash and cash equivalents as of September 30, 2002 and December 31, 2001, respectively, and income taxes related to those items. There was no operating income for any nonutility activities during the periods covered by this report and nonutility assets and capital expenditures represented less than 5% of IPALCO's ' total assets and capital expenditures as of September 30, 2002 and December 31, 2001.

6. Indebtedness

During 2002, IPL terminated one unused line of credit and chose not to renew another unused line of credit, which expired, aggregating $55 million of borrowing capacity. These lines of credit were replaced with two new unsecured revolving credit facilities with an aggregate borrowing capacity of $75 million. The new facilities mature on May 23, 2003 and June 13, 2003 and are subject to certain financial covenants, with which IPL is in compliance as of the filing of this report. IPL has not drawn on either facility.

In June and October of 2002, Standard & Poor's Corporation lowered its credit ratings of IPALCO and IPL, as a result of similar reductions in its credit ratings of AES. As a result, the interest rate on the IPALCO Notes will increase by 100 basis points effective November 15, 2002. Any further reductions in the credit ratings of AES, IPALCO or IPL would not impact the interest rates on IPALCO or IPL's existing debt, but improvements in IPALCO's credit ratings would reduce the interest on the IPALCO Notes. The downgrades put IPL in default on an unused $40.6 million credit agreement, and a receivables sale agreement related to IPL's 1996 sale of $50 million of its accounts receivables. IPL obtained waivers on these defaults. Subsequently, the $40.6 million credit agreement expired and was replaced with a new agreement that does not include ratings triggers as an event of default. As of September 30, 2002 and as of the filing of this report, IPL and IPALCO were in compliance with all financial covenants and no event of default exists.

7. Commitments and Contingencies

In March 2002, IPALCO and certain former officers and directors of IPALCO were named as defendants in a purported ERISA class action lawsuit filed in the U.S. District Court for the Southern District of Indiana. On May 28, 2002, an amended complaint was filed asserting that the former members of the pension committee for the thrift plan breached their fiduciary duties to the plaintiffs under the Employment Retirement Income Security Act by investing assets of the thrift plan in the common stock of IPALCO prior to the acquisition of IPALCO by AES. On July 22, 2002, the defendants filed a motion to dismiss the lawsuit, which motion remains pending.

In September 2002, IPALCO and certain of its former officers and directors were sued in the U.S. District Court for the Southern District of Indiana in connection with IPALCO's acquisition by AES. The lawsuit purports to be filed on behalf of all persons who exchanged their shares of IPALCO Common Stock for shares of AES common stock. The complaint alleges violations of Section 11 of the Securities Act; Sections 10(b), 14(a) and 20(a) of the Exchange Act and Rules 10b-5 and 14a-9. We believe that we have meritorious defenses to the suit. While we cannot predict the outcome, we do not believe that the suit will have a material adverse effect on IPALCO's financial condition, results of operations or liquidity.

In addition, Enterprises is involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on IPALCO's consolidated financial statements.

At November 30 of each year, IPALCO reviews each pension plan to determine if the plans' accumulated benefit obligations exceed the fair value of the plan assets. If the accumulated benefit obligations exceed the fair value of the plan assets, an additional minimum pension liability is recorded on the balance sheet, with a corresponding charge to other comprehensive income. Based on preliminary projections of the plans' assets and accumulated benefit obligations, this additional minimum pension liability at December 31, 2002 may be a material amount.

IPL and The International Brotherhood of Electrical Workers Local 1395 (the IBEW) have agreed upon a new three-year collective bargaining agreement. The agreement covers more than 700 employees, approximately half of IPL's workforce, which includes production, distribution, construction, and maintenance personnel. The terms of the agreement include a competitive wage and benefits package consistent with other peer utilities. The agreement was ratified by the IBEW on November 8, 2002.

With respect to environmental issues, IPL has ongoing discussions with various regulatory authorities and we continue to believe that IPL is in compliance with its various permits. On October 27, 1998, the U.S. Environmental Protection Agency issued a final rule, which imposes more stringent limits on nitrogen oxide (NOx) emissions from fossil fuel-fired steam electric generators. IPL's current estimates are the NOx SIP call will necessitate additional capital expenditures of up to $260 million during 2002-2005 to achieve substantially all of the required NOx emission reductions. Alternatively, this amount could be reduced by purchasing some of the required NOx emission allowances in the market. IPL filed a petition with the Indiana Utility Regulatory Commission to recover a return on its capital investment, depreciation and incremental operating and maintenance, together with allowances purchased and consumed, in connection with the NOx emission reductions.

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

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to; our control by AES, our credit ratings, fluctuations in customer growth and demand, weather, fuel costs, generating unit availability and capacity, purchased power costs and availability, regulatory action, environmental matters, federal and state legislation, interest rates, labor strikes, maintenance and capital expenditures, local economic conditions, the ultimate disposition of litigation and the specific needs of plants to perform unanticipated facility maintenance or repairs or outages. The timing of deregulation and competition, product development and technology changes are also important potential factors that may cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Most of these factors affect us through our consolidated subsidiary, IPL.

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

Overview

During 2002, IPL terminated one unused line of credit and chose not to renew another unused line of credit, which expired, aggregating $55 million of borrowing capacity. These lines of credit were replaced with two new unsecured revolving credit facilities with an aggregate borrowing capacity of $75 million. The new facilities mature on May 23, 2003 and June 13, 2003 and are subject to certain financial covenants, with which IPL is in compliance as of the filing of this report. IPL has not drawn on either facility.

In June and October of 2002, Standard & Poor's Corporation lowered its credit ratings of IPALCO and IPL, as a result of similar reductions in its credit ratings of AES. As a result, the interest rate on the IPALCO Notes will increase by 100 basis points effective November 15, 2002. Any further reductions in the credit ratings of AES, IPALCO or IPL would not impact the interest rates on IPALCO or IPL's existing debt, but improvements in IPALCO's credit ratings would reduce the interest on the IPALCO Notes. The downgrades put IPL in default on an unused $40.6 million credit agreement, and a receivables sale agreement related to IPL's 1996 sale of $50 million of its accounts receivables. IPL obtained waivers on these defaults. Subsequently, the $40.6 million credit agreement expired and was replaced with a new agreement that does not include ratings triggers as an event of default. As of September 30, 2002 and as of the filing of this report, IPL and IPALCO were in compliance with all financial covenants and no event of default exists.

Our capital requirements are primarily related to IPL's construction expenditures needed to meet customers' needs for electricity, for environmental compliance and for energy and outage management systems. Excluding the $42.5 million combustion turbine, which IPALCO sold to IPL in 2002, IPL's construction expenditures totaled $74.6 million during the nine months ended September 30, 2002. This represented an increase of $3.7 million from the comparable period in 2001. Construction expenditures during the first nine months of 2002 were financed using internally generated cash provided by operations.

IPL's construction program for the three-year period 2002 - 2004 is estimated to cost $438 million. The estimated cost of the program by year is $101 million in 2002, $162 million in 2003 and $175 million in 2004. It includes $224 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, generating plants, distribution transformers and street lighting facilities. The construction program also includes $8 million for energy and outage management systems. These projected costs also include $206 million of costs during the period associated with new environmental standards imposed by the EPA and could be reduced by purchasing some of the required NOx emission allowances in the market. These costs could be as high as $260 million through 2005. IPL filed a petition with the Indiana Utility Regulatory Commission to recover a return on its capital investment, depreciation, and incremental operating and maintenance, together with allowances purchased and consumed in connection with the NOx emission reductions. Our capital expenditures may be financed through a combination of cash provided by operations, cash available on IPL's unused credit facilities or long-term indebtedness.

A combustion turbine valued at $42.5 million was included in Other investments at December 31, 2001 and is now included in Utility plant in service.

Total dividends paid to AES during the nine months ended September 30, 2002 were $111.3 million. Future dividends will be determined based on actual results of operations and cash available for distribution.

At November 30 of each year, IPALCO reviews each pension plan to determine if the plans' accumulated benefit obligations exceed the fair value of the plan assets. If the accumulated benefit obligations exceed the fair value of the plan assets, an additional minimum pension liability is recorded on the balance sheet, with a corresponding charge to other comprehensive income. Based on preliminary projections of the plans' assets and accumulated benefit obligations, this additional minimum pension liability at December 31, 2002 may be a material amount.

IPL and The International Brotherhood of Electrical Workers Local 1395 (the IBEW) have agreed upon a new three-year collective bargaining agreement. The agreement covers more than 700 employees, approximately half of IPL's workforce, which includes production, distribution, construction, and maintenance personnel. The terms of the agreement include a competitive wage and benefits package consistent with other peer utilities. The agreement was ratified by the IBEW on November 8, 2002.

RESULTS OF OPERATIONS

Comparison of Quarters Ended September 30, 2002 and September 30, 2001

Our third quarter 2002 net income of $40.8 million increased $16.1 million from net income of $24.7 million in the third quarter of 2001. The following discussion highlights the factors contributing to this change.

Operating Revenues

Operating revenues increased by $1.8 million during the three-month period ended September 30, 2002 compared to the prior year as a result of the following (Dollars in thousands):
	2002 Revenues	2001 Revenues	Dollar Change	Percentage Change
Retail Revenues	$ 216,252	$ 209,718	$ 6,534	3.1%
Wholesale Revenues	7,963	12,896	(4,933)	(38.3%)
Miscellaneous Revenues	2,540	2,346	194	8.3%
Total Change in Operating Revenues	$ 226,755	$ 224,960	$ 1,795	0.8%

The increase in retail revenues in the third quarter of 2002 as compared to the same period in 2001 was primarily due a 6.4% increase in retail kWh sales. This increase was due to an additional 298 cooling degree days, partially offset by 74 fewer heating degree days. The decrease in wholesale revenues was primarily due to a 43.1% decrease in wholesale kWh sales, partially offset by an 8.6% increase in the average price per kWh sold. IPL reduced its electricity generation due to the overall reductions in wholesale electricity prices caused by a sluggish economy and an increase in the supply of electricity, as many of the producers of electricity have increased their production capacity.

Operating Expenses

Operating expenses decreased $24.5 million, or 12.9% during the three months ended September 30, 2002, as compared to the same period in 2001. This is primarily the result of a charge of $23.8 million taken in the third quarter of 2001 relating to two additional Voluntary Early Retirement Programs (VERP's) offered as a result of the AES Acquisition; a $4.1 million decrease in other operating expenses; a $3.9 million decrease in power purchased; a $3.7 million decrease in fuel costs; and a $3.0 million decrease in maintenance expenses, partially offset by a $16.0 million increase in income taxes-net, which resulted from an increase in pretax operating income. The decrease in other operating expenses includes $4.0 million in 2001 for rents related to electricity generators, which were no longer needed after IPL placed a new gas turbine in service in 2002. The decrease in power purchased is due to a 29% decline in the average price per kWh purchased. The decrease in fuel cost is primarily due to a steadier demand for electricity in 2002, which resulted in better efficiency and stronger reliance on cheaper forms of energy production. In 2002, we produced a greater proportion of electricity from our low-cost, base-load, coal-fired units than from less efficient peaking unit resources. The maintenance expense decrease is primarily the result of the timing of major generating unit overhauls.

Primarily as a result of the foregoing, utility operating income increased $26.3 million or 75.7% during the third quarter of 2002 from the comparable 2001 period, to $61.1 million.

Other Income and Deductions

Other income and deductions increased from income of $1.5 million in 2001 to $5.6 million in 2002, primarily due to an additional $3.6 million of income tax benefit - net, which is primarily due to additional interest expense on the IPALCO Notes.

Interest and Other Charges

Interest and other charges increased $14.3 million or 122.7% in the first three months of 2002 as compared to the same period in 2001 primarily due to $14.1 million of interest and $0.4 million of amortization relating to the IPALCO Notes issued in November 2001.

Comparison of Nine-Month Periods Ended September 30, 2002 and September 30, 2001

Our first nine months 2002 net income of $103.3 million increased $53.9 million from net income of $49.4 million in the first nine months of 2001. The following discussion highlights the factors contributing to this change.

Operating Revenues

Operating revenues decreased by $18.1 million during the nine-month period ended September 30, 2002 as compared to the prior year, due to the following (Dollars in thousands):
	2002 Revenues	2001 Revenues	Dollar Change	Percentage Change
Retail Revenues	$ 589,259	$ 583,127	$ 6,132	1.1%
Wholesale Revenues	24,389	49,051	(24,662)	(50.3%)
Miscellaneous Revenues	7,745	7,307	438	6.0%
Total Change in Operating Revenues	$ 621,393	$ 639,485	$ (18,092)	(2.8%)

The increase in retail revenues in 2002 was primarily due to a 1.1% increase in retail kWh sales. This increase was due to an additional 329 cooling degree days, partially offset by 187 fewer heating degree days. The decrease in wholesale revenues was primarily due to a 36.7% decrease in kWh sales and a 21.4% decrease in the average price per kWh sold. The decrease in the average wholesale price per kWh sold is due primarily to a sluggish economy, and an increase in the supply of electricity, as many of the producers of electricity have increased their production capacity. IPL reduced its electricity generation due to the reduction in wholesale electricity prices.

Operating Expenses

Operating expenses decreased $85.6 million, or 15.6% during the nine months ended September 30, 2002, as compared to the same period in 2001. This is primarily the result of $54.5 million of termination benefit agreement costs in 2001 resulting from the AES Acquisition; a charge of $23.8 million taken in the third quarter of 2001 relating to two additional VERP's offered as a result of the AES Acquisition; a $25.4 million decrease in other operating expenses; a $12.8 million decrease in fuel costs; and a $10.7 million decrease in maintenance expenses, partially offset by a $42.0 million increase in income taxes-net resulting from an increase in pretax operating income. The decrease in other operating expenses includes $11.2 million of supplemental retirement expense incurred in 2001, $6.2 million of restricted stock paid in 2001and an $8.9 million decrease in power generation operating expenses. The $8.9 million decrease in power generation operating expenses includes $4.0 million in 2001 for rents related to electricity generators, which were no longer needed after IPL placed a new gas turbine in service in 2002 and a $3.3 million decrease in expenses, primarily labor, related to the production of steam for electricity generation. The decrease in fuel cost is primarily due to a 5% decrease in kWh's generated, resulting from a decrease in fuel consumption, as described above. This decrease is partially offset by a $1.2 million increase in power purchased, resulting from an 82% increase in kWh's purchased, partially offset by a 41% decrease in the cost per kWh purchased . The maintenance expense decrease is primarily the result of the timing of major generating unit overhauls.

As a result of the foregoing, utility operating income increased $67.5 million or 73.5% during the first nine months of 2002 from the comparable 2001 period.

Other Income and Deductions

Other income and deductions changed from an expense of $8.1 million in 2001 to income of $20.5 million in 2002 primarily as a result of the following: income tax benefit - net increased by $11.0 million, primarily due to an increase in interest expense on the IPALCO Notes; we expensed $6.3 of merger costs in 2001 related to the AES Acquisition; termination benefit agreement costs of $4.7 million associated with "Other Income and Deductions" were recognized in 2001 due to the recognition of non-utility officer termination costs as a result of the AES Acquisition; and Allowance for funds used during construction increased by $2.4 million, due to the gas turbine placed in service in 2002.

Interest and Other Charges

Interest and other charges increased $42.3 million in the first nine months of 2002 as compared to the same period in 2001 primarily due to $42.2 million of interest and $1.1 million of amortization relating to the IPALCO Notes issued in November 2001.

Item 4. Controls and Procedures

(a) Evaluation Of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of IPALCO's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14c) as of a date (the Evaluation Date) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

IPL has been named as a defendant in approximately 50 pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. Many of the original primary defendants— the asbestos manufacturers— have filed for bankruptcy protection. IPL has insurance coverage for many of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged. Although we do not believe that any of the pending asbestos suits in which IPL is a named defendant will have a material adverse effect on our business or operations, we are unable to predict the number or effect any additional suits may have. Accordingly, we cannot assure that the pending or any additional suits will not have a material effect on our business or operations.

In March 2002, IPALCO and certain former officers and directors of IPALCO were named as defendants in a purported ERISA class action lawsuit filed in the U.S. District Court for the Southern District of Indiana. On May 28, 2002, an amended complaint was filed asserting that the former members of the pension committee for the thrift plan breached their fiduciary duties to the plaintiffs under the Employment Retirement Income Security Act by investing assets of the thrift plan in the common stock of IPALCO prior to the acquisition of IPALCO by AES. On July 22, 2002, the defendants filed a motion to dismiss the lawsuit, which motion remains pending.

In September 2002, IPALCO and certain of its former officers and directors were sued in the U.S. District Court for the Southern District of Indiana in connection with IPALCO's acquisition by The AES Corporation. The lawsuit purports to be filed on behalf of all persons who exchanged their shares of IPALCO Common Stock for shares of AES common stock. The complaint alleges violations of Section 11 of the Securities Act; Sections 10(b), 14(a) and 20(a) of the Exchange Act and Rules 10b-5 and 14a-9. We believe that we have meritorious defenses to the suit. While we cannot predict the outcome, we do not believe that the suit will have a material adverse effect on IPALCO's financial condition, results of operations or liquidity.

In addition to the foregoing, Enterprises is a defendant in various actions relating to various aspects of its business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity.

Item 4: Submissions of Matters to a Vote of Security Holders

On July 25, 2002, AES, as sole shareholder of IPALCO, executed a written consent electing the following individuals to serve as the IPALCO Board of Directors:

Steve Corwell      John Haarlow      Adrianne M. Horne

Ann Murtlow      J. Stuart Ryan      Hamsa Shadaksharappa

Item 6. Exhibits and Reports on Form 8-K

Exhibit No.	Document

10.1	Eighth amendment and waiver, dated as of October 30, 2002 to Receivables Sale Agreeent, dated as of December 20, 1996.
10.2	Tenth supplemental agreement to interconnection agreement between IPL and PSI Energy, Inc., dated as of June 26, 2002.
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

(b) Reports on Form 8-K - No reports on Form 8-K were filed during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

(Registrant)

Date: November 13, 2002

By:	/s/ Hamsa Shadaksharappa

Hamsa Shadaksharappa
Chief Financial Officer, Secretary and Vice President - Financial Services
(Principal Financial Officer and Duly Authorized Officer)

Certification

I, Ann Murtlow, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IPALCO Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Ann Murtlow

Ann Murtlow

President and Chief Executive Officer

Certification

I, Hamsa Shadaksharappa, certify that:

1. I have reviewed this quarterly report on Form 10-Q of IPALCO Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Hamsa Shadaksharappa

Hamsa Shadaksharappa

Chief Financial Officer, Secretary and Vice President