Form 10-K
period 2002-12-31
IPALCO ENTERPRISES INC
filed 2003-03-26
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for at least the past 90 days.   YES [X]    NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [  ] No [X]

At March 17, 2003, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH A REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC

Annual Report on Form 10-K

December 31, 2002

Table of Contents

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K includes "forward-looking statements" including, in particular, the statements about our plans, strategies and prospects under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, future revenues, income, or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words "could," "may," "predict," "anticipate," "would," "believe," "estimate," "expect," "forecast," "project," "objective," and similar expressions are intended to identify forward-looking statements.

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to; our ownership by AES, our credit ratings, fluctuations in customer growth and demand, weather and weather-related damage, fuel costs, generating unit availability and capacity, purchased power costs and availability, regulatory action, environmental matters, federal and state legislation, interest rates, availability and cost of capital, labor strikes, maintenance and capital expenditures, local economic conditions, the ultimate disposition of litigation and the specific needs of plants to perform unanticipated facility maintenance or repairs or outages. The timing of deregulation and competition, product development and technology changes are also important potential factors that may cause actual results or outcomes to differ materially from those discussed in the forward-looking statements. Most of these factors affect us through our consolidated subsidiary, Indianapolis Power & Light Company.

PART I

Item 1. Business

Overview

IPALCO Enterprises, Inc. (IPALCO) is a holding company incorporated under the laws of the State of Indiana on September 14, 1983. Our principal subsidiary is Indianapolis Power & Light Company (IPL), an electric utility with its customer base concentrated in Indianapolis, Indiana. Mid-America Capital Resources, Inc. (Mid-America) is the holding company for our unregulated activities. During 2000 and 2001, Mid America sold its steam and district cooling assets and, as a result, it is currently not conducting any business. As of December 31, 2002, Mid America owned a 6.6% interest in a venture capital fund valued at approximately $4.2 million. IPALCO is owned by The AES Corporation ("AES"), which acquired IPALCO in an approximately $2.15 billion stock-for-stock pooling transaction in March 2001. Our total electric revenues for the fiscal year ended December 31, 2002 were $818.0 million and our total assets as of December 31, 2002, were $2.0 billion.

Our principal executive offices are located at One Monument Circle, Indianapolis, Indiana 46204, and our telephone number is (317) 261-8261. Our internet website address is www.IPALCO.com.

Indianapolis Power & Light Company

General

IPALCO owns all of the outstanding common stock of IPL. IPL was incorporated under the laws of the State of Indiana in 1926. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 450,000 customers in the city of Indianapolis and neighboring areas within the state of Indiana; the most distant point being about 40 miles from Indianapolis. IPL has an exclusive right to provide retail electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited combustion turbine facility that are used for electric generation. IPL's net electric generation capability for winter is 3,342 megawatts and net summer capability is 3,224 megawatts. There have been no significant changes in the services rendered by IPL, or in their markets or methods of distribution, during 2002.

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. IPL's business is not dependent on any single customer or group of customers. IPL's electricity sales for 1998 through 2002 are set forth in the table of statistical information included at the end of this section.

IPL's generation, transmission and distribution facilities are described under "Item 2. Properties." IPL's electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, PSI Energy, Inc., Southern Indiana Gas and Electric Company, Wabash Valley Power Association, Hoosier Energy Rural Electric Cooperative, Inc., the Indiana Municipal Power Agency, West Fork Land Development Company, LLC, and DTE Georgetown, LLC.

IPL is also a member of the East Central Area Reliability Group, or ECAR, and is cooperating under an agreement that provides for coordinated planning of generation and transmission facilities and the operation of such facilities to promote reliability of bulk power supply in the nine-state region served by ECAR. Smaller electric utility systems, independent power producers and power marketers participate as associate members. See "Regulatory Matters- Wholesale Energy Market" in Item 7 of the report for a discussion of our participation in the Midwest Independent Transmission System Operator, Inc. (MISO), a registered transmission organization.

Regulation

IPL is subject to regulation by the Indiana Utility Regulatory Commission, or IURC, as to its services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, rates and charges, the issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters.

In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission, or FERC, with respect to short-term borrowing not regulated by the IURC, the sale of electricity at wholesale and the transmission of electric energy in interstate commerce, the classification of its accounts, and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act.

IPL is also affected by the regulatory jurisdiction of the U.S. Environmental Protection Agency, at the federal level and the Indiana Department of Environmental Management, at the state level. Other significant regulatory agencies affecting IPL include, but are not limited to, the U.S. Department of Labor and the Indiana Occupational Safety and Health Administration. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by nonregulated entities.

Please see "Regulatory Matters" under "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more comprehensive discussion of regulatory matters impacting IPL and IPALCO.

Retail Ratemaking

IPL's tariffs for electric service to retail customers (basic rates and charges) are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the Office of the Indiana Utility Consumer Counselor, as well as other interested consumer groups and customers. In Indiana, basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years. Other numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual maintenance and capital expenditures, fuel costs, generating unit availability and purchased power costs and availability can affect the return realized. During 1998, in an order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily select service under IPL's Elect Plan options. Under two of these options, the customer's prices are not adjusted for changes in fuel costs or other factors. The Elect Plan was extended by an IURC order through December 31, 2006 (See "Regulatory Matters" under Item 7 of this report.) Substantially all other IPL customers are served pursuant to retail tariffs that provide for the monthly billing or crediting to customers of increases or decreases, respectively, in the actual costs of fuel consumed from estimated fuel costs embedded in base tariffs, subject to certain restrictions on the level of operating income. Additionally, most such retail tariffs provide for billing of current costs resulting from IPL's IURC-approved demand side management programs. IPL maintains its books and records consistent with accounting principles generally accepted reflecting the impact of regulation. See Note 3 to the Consolidated Financial Statements.

Future events, including the advent of retail competition within IPL's service territory, could result in the deregulation of part of IPL's existing regulated businesses. Upon deregulation, adjustments to IPL's accounting records may be required to eliminate the historical impact of regulatory accounting. Such adjustments, as required by Statement of Financial Accounting Standards (SFAS) No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of SFAS No. 71," could eliminate the "effects of any actions of regulators that have been recognized as assets and liabilities. . .." Required adjustments could include the expensing of any unamortized net regulatory assets, the elimination of certain tax liabilities, and a write down of any impaired utility plant balances. We expect IPL to meet the criteria for the application of SFAS No. 71 for the foreseeable future.

Fuel

In 2002, approximately 99% of the total kWh produced by IPL was generated from coal. Natural gas and No. 2 fuel oil combined to provide the remaining kWh generation. Natural gas is used in IPL's newer combustion turbines. Fuel oil is used for start up and flame stabilization in coal-fired generating units, as primary fuel in oil-fired steam turbine generating units and three older combustion turbines, and as an alternate fuel in two newer combustion turbines.

IPL's long-term coal contracts provide for approximately 70% of its requirements through the year 2005 and approximately 60% through 2009. The long- term coal agreements are with four suppliers. All of our coal is currently mined in the state of Indiana. Approximately 50% of our coal is from one supplier. IPL has entered into three contracts with this supplier for the provision of coal from three separate mines. It is presently believed that all coal used by IPL will be mined by others. IPL normally carries fuel oil and a 30-60 day system supply of coal to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays.

Statistical Information on Electric Operations

The following table of statistical information presents additional data on our electric operations:

                                                Year Ended December 31,
                                   -------------------------------------------------
                                     2002      2001      2000      1999      1998
                                   --------- --------- --------- --------- ---------
Operating Revenues (In Thousands):
Residential                        $292,855  $289,779  $285,000  $282,254  $269,351
Small industrial and commercial     130,642   127,863   130,482   127,027   122,082
Large industrial and commercial     335,436   334,387   337,725   328,903   321,103
Public lighting                      10,926    10,415    10,249    10,386     9,754
Miscellaneous                        10,389    10,091    11,153    10,600    12,469
                                   --------- --------- --------- --------- ---------
   Revenues - ultimate consumers    780,248   772,535   774,609   759,170   734,759
Wholesale - REMC                      1,402     1,367     1,222     1,035       936
Wholesale - other                    36,317    54,144    55,124    40,132    50,140
                                   --------- --------- --------- --------- ---------
   Total electric revenues         $817,967  $828,046  $830,955  $800,337  $785,835
                                   ========= ========= ========= ========= =========
Kilowatt hour Sales (In Millions):
Residential                           4,939     4,717     4,614     4,510     4,359
Small industrial and commercial       2,018     1,955     1,990     1,928     1,888
Large industrial and commercial       7,417     7,337     7,432     7,187     7,138
Public lighting                          72        72        71        73        71
                                   --------- --------- --------- --------- ---------
   Sales - ultimate consumers        14,446    14,081    14,107    13,698    13,456
Wholesale - REMC                         47        46        42        33        31
Wholesale - other                     1,691     2,129     2,272     1,968     2,252
                                   --------- --------- --------- --------- ---------
   Total kilowatt hours sold         16,184    16,256    16,421    15,699    15,739
                                   ========= ========= ========= ========= =========
Customers at End of Period:
Residential                         400,130   394,793   391,086   385,799   379,943
Small industrial and commercial      44,428    43,767    43,078    42,610    42,230
Large industrial and commercial       4,337     4,283     4,195     4,107     4,036
Public lighting                         655       622       574       509       445
                                   --------- --------- --------- --------- ---------
   Total ultimate consumers         449,550   443,465   438,933   433,025   426,654
Wholesale - REMC                          1         1         1         1         1
                                   --------- --------- --------- --------- ---------
   Total electric customers         449,551   443,466  $438,934   433,026   426,655
                                   ========= ========= ========= ========= =========

Environmental Matters

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. A violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We believe that we operate in material compliance with environmental laws, regulations and permits and health and safety laws. We cannot assure, however, that we have been or will be at all times in compliance with such laws, regulations and permits.

Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at our or our predecessors' past or present facilities and at third party waste disposal sites. We could also be held liable for any and all consequences arising out of human exposure to such contamination or other hazardous substances or for other environmental damage. We cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations or financial condition.

In late 1990, Congress passed the Clean Air Act Amendments of 1990, which affect both new and existing facilities. The Clean Air Act and many state laws require significant reductions in sulfur dioxide, particulate matter, and nitrogen oxide (NOx) emissions that result from burning fossil fuels. The following is a discussion of specific areas that affect our business, primarily under or related to the Clean Air Act.

NOx SIP Call

On October 27, 1998, U.S. Environmental Protection Agency, or the EPA, issued a final rule, referred to as the NOx SIP call, calling for Indiana, along with 21 other states in the eastern third of the United States and the District of Columbia, to impose more stringent limits on nitrogen oxides (NOx) emissions from fossil fuel-fired steam electric generators, including those operated by IPL. IPL lodged a challenge to the NOx SIP call, which was rejected by the Court of Appeals for the District of Columbia Circuit in 2002.

The EPA's NOx SIP call requires operators of coal-fired electric utility boilers in the affected states and the District of Columbia to limit NOx emissions to 0.15 pounds per million BTUs of heat input as a system-wide average during the annual ozone season, which extends from the beginning of May through the end of September of each year. That limit calls for a reduction of about 85% from 1990 average emissions from coal-fired electric utility boilers, and a reduction during the ozone season of about 57% from our current emissions. In 2001, the Indiana Air Pollution Control Board adopted rules requiring fossil fuel-fired electric generating units, including IPL's, to adhere to those restrictions defined in the EPA's NOx SIP call by May 2004.

On November 14, 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of clean coal technology (CCT) to allow IPL to meet the NOx emission limits imposed pursuant to EPA's NOx SIP Call. The IURC approved the use of qualified pollution control property as defined in I.C. 8-1-2-6.6 and ratemaking treatment through an Environmental Compliance Cost Recovery Adjustment. The ratemaking treatment provided for in the IURC order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expense associated with these projects, as well as the recovery of operating and maintenance costs associated with these projects. The ratemaking treatment also provides for recovery of expenditures related to the purchase of NOx emission allowance, should such expenditures be made to supplement IPL's CCT construction projects. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC in subsequent fuel adjustment charge proceedings. The increase in the amount of rate revenues and authorized net operating income resulting from IPL's CCT plan will be determined in periodic filings to the IURC to be made at an interval of no more often than every 6 months and will depend on the amount of cumulative investment and operating and maintenance expenditures at the time of each of the filings.

Our current estimates are that the NOx SIP call will necessitate additional capital expenditures of approximately $227 million during 2003-2005 to achieve substantially all of the required NOx emissions reductions, which could be reduced by purchasing some of the required NOx emission allowances in the market, subject to IURC approval.

National Ambient Air Quality Standards

On July 16, 1997, the EPA promulgated final rules tightening the National Ambient Air Quality Standards for ozone and creating new fine particulate matter standards. In May 1999, the EPA issued its final guidelines for the revised ground-level ozone and particulate matter, which further delineated the so- called "non-attainment regions" and other non-attainment classifications. In February 2001, the United States Supreme Court upheld the ozone and particulate matter standards, but held that the EPA's policy of implementing the new ozone standard in non-attainment areas was unlawful. If the EPA develops an interpretation of this standard with respect to non-attainment regions that is consistent with the Supreme Court's decision, our plants may be faced with further emission reduction requirements that could necessitate the installation of additional control technology, increased capital expenditures and related operating costs.

Section 126 Petitions

In February 1998, eight northeastern states filed petitions seeking the EPA's assistance in reducing ozone in the eastern U.S. under Section 126 of the Clean Air Act. The EPA believes that Section 126 petitions allow a state to claim that sources in another state are contributing to its air quality problem and request the EPA to require the upwind sources to reduce their emissions. In December 1999, the EPA granted four Section 126 petitions relating to NOx emissions. On May 15, 2001, the U.S. Appeals Court for the District of Columbia Circuit upheld the EPA rule requiring some power plants in the Midwest to reduce nitrogen oxide emissions. This ruling does not currently affect our Indiana fossil fuel-fired plants. However, we cannot assure you that our plants will not be affected by these Section 126 petitions in the future.

New Source Review

The EPA has commenced an investigation of the fossil fuel-fired electric power generation industry to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to facilities over the years. The EPA's focus is on whether the changes were subject to new source review or new source performance standards, and whether best available control technology was or should have been installed. The EPA has required us to provide extensive information regarding our maintenance modification and operational activities over the last quarter century. In late 2000, we sent the EPA the last batch of information responding to its request under the Clean Air Act and since then, we have received no further communication from the EPA.

Regional Haze

The EPA published the final regional haze rule on July 1, 1999. This rule established planning and emission reduction timelines for states to use to improve visibility in national parks throughout the U.S. On June 22, 2001, the EPA signed a proposed rule to guide states in implementing the 1999 rule and in controlling power plant emissions that cause regional haze problems. The proposed rule set guidelines for states in setting best available retrofit technology, or BART, at older power plants. The ultimate effect of the new regional haze rule could be requirements for (1) newer and cleaner technologies and additional controls on conventional particulates, and (2) reductions in SO2, NOx and particulate matter emissions from utility sources. If the proposed rules are finalized and utility emissions reductions are required, the compliance cost could be significant. At this time, we cannot, however, estimate the costs to comply with the final regional haze rule.

Global Warming

The U.S. and other countries have signed the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which, if ratified, would require the U.S. and other countries to make substantial reductions in "greenhouse gas" emissions. While it seems unlikely the Kyoto Protocol will be ratified by the U.S. under the Bush Administration, global warming remains a policy issue that is regularly considered for possible government regulation and if legislation requiring reductions in greenhouse gases is adopted, such legislation could substantially affect both the costs and the operating characteristics of our fossil fuel-fired plants.

Mercury

In December 2000, the EPA announced it would adopt rules to regulate mercury emission from coal-fired power plants. These regulations are expected to be proposed by December 2003, with final regulations by December 2004 and reductions required by 2010. Once these final regulations are issued, the use of "maximum available control technology," or MACT, i.e. the process that produces the greatest emissions reductions, regardless of economic, chemical and physical constraints, may be required to control these emissions. We cannot predict the outcome or effects of the EPA's determination and any subsequent regulation.

Cooling Water Intake

In April 2002, the U.S. EPA issued proposed rules governing existing facilities that have cooling water intake structures. Final rules are anticipated in February 2004. The impact of the final rules cannot be determined at this time.

Summary

In summary, environmental laws and regulations presently require substantial capital expenditures and operating costs. Our capital expenditures relating to environmental matters were approximately $9.1 million in 2002, substantially all of which related to the NOx SIP call. We currently estimate capital expenditures related to the NOx SIP call of approximately $227 million during 2003-2005, which could be reduced by purchasing some of the required NOx emission allowances in the market, subject to IURC approval. Other capital expenditures related to environmental matters in the near future are not expected to be material. In addition, environmental laws are complex, change frequently and have tended to become stringent over time. As a result, our operating expenses and continuing capital expenditures may increase. More stringent standards may also limit our operating flexibility. Because other electric power plants will have similar restrictions, we believe that compliance with more stringent environmental laws and regulations is not likely to affect our competitive position. However, depending upon the level of recovery allowed by the IURC, these costs could adversely affect our financial condition, liquidity and results of operations.

Competition and Industry Changes

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

At times, IPL will purchase power on the wholesale markets, and at other times IPL will have electric generation capacity available for sale on the wholesale market in competition with other utilities and power generators. IPL's ability to compete in the wholesale market for the sale of its excess generation is dependent on the price, terms and conditions of the sale.

In 2002, the utility industry, and as a consequence, the wholesale markets, experienced significant change and uncertainty. The industry was faced with the instability of the California electricity markets, the bankruptcy of Enron Corp., historically an influential energy trader, and a generally sluggish economy. Another factor contributing to the uncertainty was the downgrading of utility company credit by the rating agencies, which influences credit issues on the wholesale market, and also limits access to the capital markets. In the Midwest, another factor contributing to the changes in the wholesale market was the increase in the supply of electricity on the wholesale market. IPL saw an almost 15% decrease in the average price per kWh and a 20% decrease in wholesale kWh sales.

Employees

As of December 31, 2002, IPL had 1,298 employees of whom 1,267 were full time. Of these employees, 923 were represented by the International Brotherhood of Electrical Workers, AFL-CIO, or IBEW in two bargaining units: a physical unit and a clerical-technical unit. In November 2002, the membership of the IBEW physical unit ratified a labor agreement that remains in effect until December 19, 2005. The agreement provides for a 3.0% general pay increase effective in each of November 2002, December 2003, and December 2004; increased pension benefits and other changes. The membership of the clerical-technical unit has a labor agreement extending through February 23, 2004 which provides for a general pay increase of 2% in February 2003. As of December 31, 2002, neither IPALCO, nor any of its subsidiaries other than IPL had any employees.

Item 2. Properties

Our executive offices are located at One Monument Circle, Indianapolis, Indiana. This facility and the remainder of our material properties in our business and operations are owned directly by IPL. The following is a description of these material properties.

IPL owns two distribution service centers in Indianapolis at 1230 West Morris Street and 3600 North Arlington Avenue. IPL also owns the building in Indianapolis which houses its customer service center located at 2102 North Illinois Street.

IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separate combustion turbine facility which are used for electric generation. For electric generation, the net winter capability is 3,342 MW and net summer capability is 3,224 MW. IPL set new summer peak and winter peak load records of 3,003 MW and 2,653 MW in July 2002 and January 2003, respectively.

IPL's sources of electric generation are as follows:

Eagle Valley Plant, located 25 miles southwest of Indianapolis (seven units in service— one each in 1949, 1950, 1951, 1956 and 1967 and two in 1953) with net winter and summer capabilities of 344 MW and 341 MW, respectively;

Harding Street Station, located in the southwest part of Marion County (twelve units in service— one each in 1941, 1947, 1958, 1961, 1967, 1994, 1995 and 2002 and four in 1973) with net winter and summer capabilities of 1,196 MW and 1,102 MW, respectively;

Petersburg Plant, located in Pike County, Indiana (seven units in service— four in 1967 and one each in 1969, 1977 and 1986) with 1,702 MW demonstrated net capability and net winter and summer capabilities of 1,702 MW; and

Georgetown Combustion Turbine, located in Pike Township on the northwest side of Indianapolis, Indiana (one unit in service— May 2000) with net winter and summer capabilities of 100 MW and 79 MW, respectively.

Net electrical generation during 2002, at the Petersburg, Harding Street and Eagle Valley plants and the Georgetown combustion turbine accounted for approximately 69.3%, 22.6%, 8.0% and 0.1%, respectively, of IPL's total net generation.

Included in the above totals are three gas turbine units at the Harding Street plant added in 1973, one gas turbine added in each of 1994, 1995 and 2002 with a combined nameplate rating of 374 MW. Also included is one diesel unit each at Eagle Valley and Harding Street plants and three diesel units at Petersburg station, all added in 1967. Each diesel unit has a nameplate rating of 3 MW.

IPL's transmission system includes 457 circuit miles of 345,000 volt lines, 360 circuit miles of 138,000 volt lines and 269 miles of 34,500 volt lines. Underground distribution and service facilities include 623 miles of conduit and 6,789 wire miles of conductor. Underground street lighting facilities include 94 miles of conduit and 2,053 wire miles of conductor. Also included in the system are 75 bulk power substations and 85 distribution substations.

In addition, IPL owns approximately 4,067 acres of land in Morgan County, Indiana for future plant sites, coal and other minerals underlying 798 acres in Sullivan County, Indiana, and coal underlying approximately 6,215 acres in Pike and Gibson Counties, Indiana. IPL also has an option to purchase 876 acres of land in Switzerland County, Indiana.

All critical facilities owned by IPL are well maintained, in good condition and meet the present needs of IPL.

Mortgage Financing on Properties

The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a $562.7 million direct first mortgage lien. In addition, IPALCO has $750 million principal amount of indebtedness outstanding, which is secured by its pledge of all of the outstanding common stock of IPL.

Item 3. Legal Proceedings

Please refer to Note 14 of the attached audited financial statements for a summary of significant legal proceedings involving IPALCO and/or IPL. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable pursuant to General Instruction I of the Form 10-K.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

All of the outstanding common stock of IPALCO is owned by AES, and as a result is not listed for trading on any stock exchange.

Dividends. During 2002 and 2001, we paid quarterly dividends to AES totaling $180.5 million and $796.0 million, respectively. In addition to distributions of operating income, the 2002 dividends included income tax refunds of $53.7 million and the 2001 dividends included $663 million of the net proceeds from the issuance of the IPALCO Notes (See Item 7). Also during 2001, we paid $29.0 million of common stock dividends to our shareholders prior to our acquisition by AES. Future distributions will be determined in the discretion of the Board of Directors of IPALCO and will depend primarily on dividends received from IPL and such other factors as the Board of Directors of IPALCO deems relevant. Please refer to the Liquidity and Capital Resources section of Item 7 of this report for a discussion of limitations on dividends from IPL. IPALCO must be in compliance with leverage and interest coverage ratios contained in the Indenture for the IPALCO Notes prior to paying any dividends to AES. We do not believe this requirement will be a limiting factor in paying dividends in the ordinary course of prudent business operations.

Item 6. Selected Financial Data

The following table presents our selected consolidated financial data, which should be read in conjunction with our audited consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Other data management believes is important in understanding trends in IPALCO's business is also included in this table.

                                                 Year Ended December 31,
                                   -------------------------------------------------------
                                      2002 (3)   2001 (3)   2000 (3)   1999 (3)   1998 (3)
                                   -------------------------------------------------------
                                                     (IN THOUSANDS)
Operating Data:
Total utility operating revenues     $817,967   $828,046   $858,535   $834,652   $821,256
Termination benefit agreement costs        --    (74,765)        --         --         --
Voluntary early retirement program         --    (23,751)   (62,007)        --         --
Utility operating income              200,586    130,641    136,223    183,501    179,511
Allowance for funds used during con     5,738      1,974      3,034      2,201      2,300
Income before extraordinary loss      124,946     77,947    158,842    128,947    130,119
Extraordinary loss on early retirem        --         --     (4,259)        --         --
Net income                            124,946     77,947    154,583    128,947    130,119

Balance Sheet Data (end of period):
Utility plant - net                 1,688,890  1,665,717  1,647,834  1,750,412  1,748,460
Total assets                        2,020,915  2,012,716  1,983,276  2,315,837  2,118,945
Common shareholder's equity (defici   (92,449)     4,229    730,148    677,746    574,191
Cumulative preferred stock of subsi    59,135     59,135     59,135     59,135     59,135
Long term debt (less current
  maturities and sinking fund
  requirements)                     1,372,006  1,371,930    621,863    870,050    907,974
Other Data:
Utility construction expenditures      94,709    126,517     75,712    103,452     79,458
Nonutility construction expenditure       107         --        438        295        975

(1) Termination benefits represents costs related to the termination of certain employees as a result of our acquisition by AES. The pretax expenses included $59.4 million related to termination benefit agreements and severance, $9.2 million in supplemental retirement costs and $6.2 million in restricted stock expense.
(2) Voluntary Early Retirement Program (VERP) benefit costs for 2000 represented $56.8 million pre-tax non-cash pension and $5.2 million other post-retirement benefit costs. In 2001 we recognized $19.2 million in pre-tax non-cash pension and $4.6 million other post-retirement benefit costs associated with the VERP plans implemented in 2001.
(3) In November 2000, we sold our steam operations to Citizens Gas & Coke Utility using a portion of the net proceeds to retire debt specifically assignable to the assets sold. In connection with the retirement, we incurred make-whole payments and wrote off debt issuance costs of $4.3 million, which was recorded as an extraordinary loss on early retirement of debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. The following discussion contains forward- looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this document.

Overview

IPALCO Enterprises, Inc. (IPALCO) is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary, Indianapolis Power & Light Company (IPL), is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 450,000 customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide retail electric service to those customers. Until November 2000, IPL also produced, distributed and sold steam within a limited area in Indianapolis. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited combustion turbine facility that are used for electric generation. IPL's net electric generation capability for winter is 3,342 megawatts and net summer capability is 3,224 megawatts.

Our other direct subsidiary is Mid-America Capital Resources, Inc. (Mid- America). Mid-America is the holding company for our unregulated activities. As of December 31, 2002, Mid-America owned a 6.6% interest in EnerTech Capital Partners II L.P. (EnerTech), a venture capital fund that invests in service and technology companies providing products and services that take advantage of opportunities created by deregulation of the energy and telecommunications industries. Our regulated business is conducted through IPL. We have historically had two business segments: electric and "all other." Our steam distribution system and our chilled water cooling and distribution assets were in the "all other" segment prior to being sold effective November 20, 2000. The operations of our Cleveland Energy Resources subsidiary (CER) were in the "all other" segment prior to being sold effective May 21, 2001. Since these sales, substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL.

Acquisition by AES

The AES Corporation, a Delaware corporation (AES) acquired IPALCO in a stock-for-stock transaction on March 27, 2001 (the AES Acquisition). At the effective time of the share exchange, each of the outstanding 89,685,177 shares of IPALCO common stock was converted into the right to receive 0.463 shares of AES common stock, for an aggregated purchase price of $2.15 billion and $890 million in assumed debt and preferred stock. Following the share exchange, AES owns all of our outstanding common stock. IPALCO's common stock is pledged under AES' Amended and Restated Credit and Reimbursement Agreement dated as of Dec 12, 2002 as well as AES' Collateral Trust Agreement dated as of Dec 12, 2002. Treasury stock of $500.6 million was cancelled as a result of the acquisition. Accordingly, the common stock balance was reduced by $459.8 million and the remaining $40.8 million was applied against retained earnings.

During the years ended December 31, 2001 and 2000, we expensed $6.3 million and $5.8 million of merger related costs, respectively. Total merger related costs were $12.1 million. As a result of our acquisition by AES, we recorded $74.8 million, or $46.4 million after tax, of costs related to the termination of certain employees. The pretax expenses included $59.4 million in costs associated with termination benefit agreements and severance, $9.2 million in supplemental retirement costs, and $6.2 million in restricted stock expense.

Voluntary Early Retirement Program

On November 9, 2000, we implemented a Voluntary Early Retirement Program (VERP I). This program offered enhanced retirement benefits upon early retirement to eligible employees. The program was available to all employees, except officers, whose combined age and years of service totaled at least 75 on July 1, 2001. Participation was limited to, and subsequently accepted by, 400 qualified employees. Participants elected actual retirement dates in 2001. Additionally, we currently intend to provide post-retirement medical and life insurance benefits to VERP I retirees until age 55 at which time they will be eligible to receive similar benefits from the independent Voluntary Employee Beneficiary Association (VEBA) trustee. We reserve the right to modify or terminate post-retirement health care and life insurance benefits being provided by IPL. We recognized a $56.8 million pre-tax non-cash pension charge and a $5.2 million charge for other post-retirement benefit costs of the program in December 2000.

On June 1, 2001, we implemented a second Voluntary Early Retirement Program (VERP II) to 225 individuals, offering substantially the same retirement enhancements as described in the prior paragraph. Upon expiration of the revocation period on July 23, 2001, the offer under this program was accepted by 142 individuals, who will take retirement dates between August 1, 2001, and August 1, 2004. We recognized $17.2 million in pre-tax non-cash pension and $2.6 million in other post-retirement benefit costs associated with this program in 2001.

On September 14, 2001, we implemented a third Voluntary Early Retirement Program (VERP III) limited to personnel at our Petersburg Generating Station, offering substantially the same retirement enhancements as described in the prior paragraphs, except that the eligibility was based upon a combined age and years of service of 72 as of December 31, 2001. Upon expiration of the revocation period on October 31, 2001, the offer under this program was accepted by nine employees, who will take retirement dates as agreed upon between IPL and the employees. We recognized $2.0 million in pre-tax non-cash pension costs and $2.0 million in other post-retirement benefit costs associated with this program in 2001.

On December 23, 2002, we executed an agreement with the administrator of the independent Voluntary Employee Beneficiary Association Trust (VEBA Trust) to provide post-retirement medical and life insurance benefits to VERP II and VERP III participants from age 55 until age 62, subject to our right to modify or terminate such benefits in the future. The additional cost is estimated to be $7.5 million to be amortized over 8 years. When those retirees reach age 62, they will be eligible for benefits from the VEBA Trust.

Pension Plan

Pension plan assets consist of investments in equity and fixed income securities. Funding for the qualified defined benefit pension plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. Due to the decline in market value of the investment portfolio over the last few years, assets held in trust to satisfy plan obligations have decreased. Additionally, recent decreases in long-term interest rates have the effect of increasing the measured liability for funding purposes. As a result of these events, together with the Voluntary Early Retirement Programs discussed above, future funding obligations could increase substantially.

Total pension program-related cash contributions were $15.2 million and $11.6 million for 2002 and 2001, respectively. In addition, we funded $20 million to the pension plan in January of 2003. We anticipate additional program-related cash contributions for pension benefits of approximately $149 million over the three year period of 2003 thru 2005. These estimates are based on actuarial assumptions using a 6.75% discount rate. This discount rate is based on the four-year weighted average of 30-year treasury rates.

Critical Accounting Policies

General

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period presented. The significant accounting policies which we believe are most critical to understanding and evaluating our reported financial results include the following: Regulation, Regulatory Assets, Revenues, Authorized Annual Operating Income, Income Taxes Pensions and Contingencies.

Regulation: The retail utility operations of IPL are subject to the jurisdiction of the Indiana Utility Regulatory Commission (IURC). IPL's wholesale power transactions are subject to the jurisdiction of the Federal Energy Regulatory Commission (FERC). These agencies regulate IPL's utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are based on accounting principles generally accepted in the United States of America, including the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," which gives recognition to the ratemaking and accounting practices of these agencies.

Regulatory Assets: Regulatory assets represent deferred costs that have been included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC. Specific regulatory assets are disclosed in Note 6. IPL is amortizing such nontax-related regulatory assets to expense over periods ranging from 1 to 30 years. Tax- related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid.

In accordance with regulatory treatment, IPL deferred as a regulatory asset certain post in-service date carrying charges and certain other costs related to its investment in Unit 4 at the Petersburg Plant. As authorized in the 1995 Electric Rate Settlement, IPL, effective September 1, 1995, is amortizing this deferral to expense over a life that generally approximates the useful life of the related facility. Also in accordance with regulatory treatment, IPL defers as regulatory assets non-sinking fund debt and preferred stock redemption premiums and expenses, and amortizes such costs over the life of the original debt or, in the case of preferred stock redemption premiums, over 20 years.

Revenues: Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis through-out the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. This unbilled revenue is estimated each month based on daily generation volumes, estimated customer usage by class, weather factors, line losses and applicable customer rates based on regression analyses reflecting significant historical trends and experience. Customer accounts receivable include unbilled energy revenues of $32.6 million on a base of annual revenue of $818.0 million.

A fuel adjustment charge provision, which is established after public hearing, is applicable to most of the rate schedules of IPL and permits the billing or crediting of estimated fuel costs above or below the levels included in such rate schedules. Actual fuel costs in excess of or under estimated fuel costs billed are deferred or accrued, respectively. Through the date of IPL's next general electric rate order, IPL is required to file upward and downward adjustments in fuel cost credits and charges on a quarterly basis, based on changes in the cost of fuel.

Authorized Annual Operating Income: Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual operating income and cannot be offset by applicable cumulative net operating income deficiencies. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be one-fourth of the excess annual operating income grossed up for federal and state taxes as required under I. C. 8-1-2-42.5. See "Regulatory Matters" for additional information.

Income Taxes: IPALCO follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. IPALCO and its subsidiaries file consolidated federal and state income tax returns with AES. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income. Income taxes are allocated to the IPALCO subsidiaries based on their respective taxable income or losses.

Pensions: Substantially all of our employees are covered by a defined benefit pension plan, defined contribution plans and a group benefits plan.

The Employees' Retirement Plan of Indianapolis Power & Light Company is a defined benefit plan. The defined benefit pension plan is noncontributory and is funded through a trust. Benefits are based on each individual employee's pension band and years of service. Pension bands are based primarily on job duties and responsibilities. Benefit accrual was frozen for all non-union participants effective July 8, 2001. The non-union participants who had their benefit accrual frozen also were prohibited from making additional contributions to the IPL defined contribution plan (Thrift Plan). These non-union people became eligible to participate in the AES defined contribution plan.

In the 4th quarter of 2002, the non-union people who had their defined benefit pension frozen on July 8, 2001 were given a one-time, irrevocable choice to either (1) continue as an active participant in the AES defined contribution plan; or (2) return to the IPL defined benefit plan as an active participant, and return to the Thrift Plan as an active participant.

Our funding policy for the defined benefit plan is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes.

Additionally, a select group of former management employees of IPALCO and IPL who have terminated vested benefits are covered under a funded supplemental retirement plan. During 2000, we recognized a non-cash $6.7 million curtailment loss for the supplemental retirement plan reflecting the expected near-term retirement of certain plan participants. In conjunction with recording a minimum pension liability of $3.5 million for this plan, we recorded an intangible asset of $1.7 million. The net difference of $1.8 million was recorded as other comprehensive loss.

The Thrift Plan is a defined contribution plan sponsored by IPL. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 4% of the participant's base compensation. Employer contributions to the Thrift Plan were $1.2 million, $2.2 million and $3.5 million for 2002, 2001 and 2000, respectively.

The AES Profit Sharing and Stock Ownership Plan is a defined contribution plan sponsored by AES. Participants elect to make contributions to the AES defined contribution plan based on a percentage of their taxable compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 5% of the participant's taxable compensation. In addition, the AES defined contribution plan has a profit sharing component where AES contributes a percentage of each employee's annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the AES defined contribution plan were $3.4 million and $1.7 million for 2002 and 2001, respectively.

The group benefits plan is sponsored by IPL and provides certain health care and life insurance benefits to active employees. Prior to October 20, 2000, the plan also provided certain health care and life insurance benefits to employees who retired from active service on or after attaining age 55 and had rendered at least 10 years of service. The post-retirement benefit costs of this plan were funded through the VEBA Trust. In the fourth quarter of 2000, IPL curtailed and settled for $7.5 million the post-retirement medical and life insurance benefit portion of its overall group benefits plan. On April 30, 2001, all assets of the VEBA Trust and its obligations were formally spun-off to an independent trustee into a newly formed plan, the Voluntary Employee Beneficiary Association Plan (the "VEBA Plan") that provides post retirement medical and life benefits to retirees who retired from IPL or IPALCO before October 20, 2000. In addition, people who were employed by IPL or IPALCO on October 20, 2000, who subsequently retire from IPL or IPALCO and who meet the retirement requirements of age 55 or older and 10 or more years service are eligible for post-retirement health care benefits under the VEBA Trust, except that, as described previously, such people included in VERP II and VERP III will receive their post-retirement medical benefits from IPL or IPALCO until age 62. The VEBA Plan is sponsored and administered by an independent VEBA Committee.

Other benefit estimates were prepared using an expected rate of return on plan assets of 9.0% for 2000. For measurement purposes, we assumed an annual rate of increase in the per capita cost of covered medical care benefits of 10.0% for 2003, gradually declining to 5.5% in 2007 and remaining level thereafter. In addition, we assumed an annual rate of increase in the per capita cost of covered prescription drugs of 15.0% for 2003, gradually declining to 5.5% in 2012 and remaining level thereafter. The effect of a one percentage point increase and decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic post retirement health care benefit costs is $8,467 and $(8,287), respectively. The effect of a one percentage point increase and decrease in the assumed health care cost trend rates on the accumulated post retirement benefit obligation for health care benefit costs is $597,057 and $(547,234), respectively. We assumed a 5.9% blended rate of increase in the per capita cost of covered health care benefits (medical and prescription drugs) for 2000. The plan assets were spun- off on October 20, 2000 to an independent trustee.

In November 2002, IPL and the International Brotherhood of Electrical Workers (IBEW) union reached an agreement whereby IPL will provide post-retirement health care benefits to all IBEW members who were employed by IPL after October 20, 2000. The plan was amended accordingly.

Contingencies: We accrue for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations, and are involved in certain legal proceedings. If our actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our operating results and financial condition.

Results of Operations

The year ended December 31, 2002 as compared to the year ended December 31, 2001

Utility Operating Revenues

Utility operating revenues decreased in 2002 from the prior year by $10.1 million, which resulted from the following changes in electric operating revenues (dollars in thousands):

                                2001       2000               Percentage
Electric Operating Revenues   Revenues   Revenues    Change     Change
                             ---------- ---------- ---------- ----------
Retail Revenues               $769,859   $762,444     $7,415        1.0%
Wholesale Revenues              37,719     55,511    (17,792)     -32.1%
Miscellaneous Revenues          10,389     10,091        298        3.0%
                             ---------- ---------- ---------- ----------
Total Electric
 Operating Revenues           $817,967   $828,046   ($10,079)      -1.2%
                             ========== ========== ========== ==========

The increase in retail revenues in 2002 was primarily due to a 2.6% increase in retail kWh sales, partially offset by a $1.3 million decrease in 2002 from a service quality credit IPL was required to refund to its customers (See "Regulatory Matters-Stipulation and Settlement Agreement".) The increase in kWh sales was primarily due to overall warmer summer temperatures and colder winter temperatures in our service area, as evidenced by an additional 356 cooling degree days and an additional 302 heating degree days in 2002. In addition, IPL increased its retail customer base by 6,085 customers or 1.4%. The decrease in wholesale revenues was primarily due to a 20.1% decrease in wholesale kWh sales and a 14.9% decrease in the average price per kWh sold. The decrease in the average wholesale price per kWh sold is due primarily to a sluggish economy, and an increase in the supply of electricity, as many of the producers of electricity have increased their production capacity. IPL reduced its electricity generation due to the reduction in wholesale electricity prices.

Utility Operating Expenses

Utility operating expenses decreased $80.0 million, or 11.5% during 2002 as compared to 2001. This decrease was primarily the result of $54.5 million of termination benefit agreement costs in 2001 in connection with the AES Acquisition; a charge of $23.8 million taken in the third quarter of 2001 relating to two additional VERP's offered in connection with the AES Acquisition; a $27.2 million decrease in other operating expenses; a $15.7 million decrease in maintenance expenses; and a $9.4 million decrease in fuel costs, partially offset by a $47.4 million increase in income taxes-net resulting from an increase in pretax operating income. The decrease in other operating expenses includes $11.2 million of supplemental retirement expense incurred in 2001, $6.2 million of restricted stock paid in 2001 and an $8.0 million decrease in power generation operating expenses. The $8.0 million decrease in power generation operating expenses includes $4.0 million in 2001 for rents related to electricity generators, which were no longer needed after IPL placed a new gas turbine in service in 2002 and a $4.6 million decrease in expenses, primarily labor, related to the production of steam for electricity generation. The decrease in fuel cost is primarily due to a steadier demand for electricity in 2002, which allowed us to produce a greater proportion of electricity from our low-cost, base-load, coal-fired units than from less efficient peaking unit resources. This decrease is partially offset by a $1.1 million increase in power purchased. The maintenance expense decrease is primarily the result of the timing of major generating unit overhauls. Maintenance expenses are expected to increase in 2003 because of major generating unit overhauls which are scheduled to coincide with the NOx compliance construction program.

As a result of the foregoing, utility operating income increased $69.9 million or 53.5% during 2002 as compared to 2001.

Other Income and Deductions

Other income and deductions increased from income of $12 thousand in 2001 to income of $26.5 million in 2002. This was primarily a result of the following: net income tax benefits increased by $8.8 million, primarily due to an increase in interest expense from IPALCO's November 2001 issuance of $750 million of Senior Secured Notes (the IPALCO Notes); we expensed $6.3 million of merger costs in 2001 related to the AES Acquisition; termination benefit agreement costs of $4.7 million were recognized in 2001 associated with non- utility officer termination costs as a result of the AES Acquisition; we recognized gains of $4.4 million in 2002 related to the sales of noncore real estate assets; and the allowance for equity funds used during construction increased by $2.6 million, primarily due to a gas combustion turbine placed in service in 2002 with a total installed cost of approximately $63 million. At December 31, 2001 the turbine was included in Other investments and is now included in Utility plant in service on IPALCO's consolidated balance sheets. Included in Other-net in 2002 is our $2.2 million share of losses in EnerTech. In 2001, Other-net includes a $1.8 million impairment provision on the carrying amounts of the CER assets.

Interest and Other Charges

Interest and other charges increased $49.4 million in 2002 as compared to 2001. This increase was primarily the result of a $49.8 million increase in interest and a $0.5 million increase in debt cost amortization from the November 2001 issuance of the IPALCO Notes. These increases were partially offset by a $1.2 million increase in the allowance for borrowed funds used during construction, which was primarily due to the gas combustion turbine placed in service in 2002, as described above, and a $1.0 million decrease in other interest resulting from the December 2001 termination of our commercial paper program.

The year ended December 31, 2001 as compared to the year ended December 31, 2000

Utility Operating Revenues

Utility operating revenues decreased in 2001 from the prior year by $30.5 million, which resulted from a $27.6 million decrease in steam operating revenues and a $2.9 million decrease in electric operating revenues. The decrease in steam revenues was a result of IPL's sale of thermal assets and associated cessation of steam operations in 2000 (See Note 2 to the Consolidated Financial Statements). The decrease in electric operating revenues was due to the following (dollars in thousands):

                                2001       2000               Percentage
Electric Operating Revenues   Revenues   Revenues    Change     Change
                             ---------- ---------- ---------- ----------
Retail Revenues               $762,444   $763,456    ($1,012)      -0.1%
Wholesale Revenues              55,511     56,347       (836)      -1.5%
Miscellaneous Revenues          10,091     11,153     (1,062)      -9.5%
                             ---------- ---------- ---------- ----------
Total Electric
 Operating Revenues           $828,046   $830,956    ($2,910)      -0.4%
                             ========== ========== ========== ==========

The decrease in retail electric revenues in 2001 as compared to 2000 is primarily the result of a decrease in total fuel costs billed to customers, resulting primarily from decreases in both heating and cooling degree days and the overall decreased market prices of oil and natural gas in the fall of 2001 as compared to the same time period in 2000 (See below). Wholesale sales decreased as a result of softer wholesale markets and increased capacity reserve margins in the Midwest. The decrease in miscellaneous revenues during 2001 primarily reflects decreased service revenues.

Utility Operating Expenses

Utility operating expenses decreased $24.9 million in 2001 as compared to 2000, primarily as a result of the following: Fuel expense decreased by $8.2 million due to decreases in both heating degree days (-9.6%) and cooling degree days (-12.6%) and the overall decreased market prices of oil and natural gas in the fall of 2001 as compared to the same time period in 2000. Other operating expenses decreased $17.9 million during 2001 over 2000 due to a $21.1 million reduction in administration and general office expenses, as a result of decreases in personnel (net of the Voluntary Early Retirement Program and the Termination Benefit Agreements) and a $5.3 million reduction in purchased steam due to the sale of IPL's thermal assets, partially offset by a $6.5 million increase in contract services as a result of decreases in personnel. Power purchased increased by $3.7 million during 2001, primarily due to obligations associated with our summer peak power contracts in place to limit market-risk exposure and the corresponding mild summer. Maintenance expenses decreased $1.7 million during 2001, primarily due to the timing of generating unit overhauls and outages. A charge of $23.8 million was taken in 2001 relating to two additional Voluntary Early Retirement Programs taken in 2001. A charge of $54.5 million was taken in 2001 relating to the termination of certain employees. A charge of $62.0 million was recorded in 2000 as a result of the Voluntary Early Retirement Program offered to eligible employees. Taxes other than income taxes decreased by $1.7 million in 2001 over 2000 primarily due to decreased employment taxes associated with workforce reductions. Income taxes - net decreased $9.8 million in 2001 over 2000, which coincides with the decrease in pretax operating income.

As a result of the foregoing, utility operating income decreased $5.6 million or 4.1% during 2001 as compared to 2000.

Other Income and Deductions

Other income and deductions decreased from income of $78.9 million in 2000 to $12 thousand in 2001. This was primarily due to a gain of $102.3 million on the sale of available-for-sale securities in 2000 (See Note 15 to the Consolidated Financial Statements), a gain of $30.6 million on the sale of certain thermal assets during 2000 (See Note 2 to the Consolidated Financial Statements), termination benefit agreement costs of $4.7 million recognized in 2001 associated with non-utility officer termination costs as a result of the AES Acquisition and a $0.7 million decrease in the allowance for equity funds used during construction, which was primarily due to a decreased construction base. This decrease was partially offset by a $59.2 million decrease in the income tax provision due to charges in 2001 associated with one-time items (merger costs, termination benefits, and VERP). Merger costs of $6.3 million and $5.8 million were recognized in 2001 and 2000, respectively, related to the AES Acquisition.

Interest and Other Charges

Interest and other charges decreased $3.6 million in 2001 as compared to 2000. This decrease was primarily the result of a $3.8 million decrease in interest on long-term debt, partially offset by a $0.3 million decrease in the allowance for borrowed funds used during construction, which was primarily due to a decreased construction base. The reduction in interest on long-term debt was primarily due to lower interest rates on our variable-rate debt, which was reset to fixed-rate debt in August 2001.

Extraordinary Loss on Early Retirement of Debt - net of Taxes

During 2000, we recorded an extraordinary loss on the early extinguishment of debt when Mid-America incurred make-whole payments and wrote off debt issuance costs of $4.3 million, net of taxes, in connection with the sale of certain thermal assets.

Liquidity and Capital Resources

General

As of December 31, 2002, IPALCO had cash and cash equivalents of $31.4 million. In addition, IPL has available borrowing capacity of $75 million under its existing committed credit facilities. All long-term borrowings by IPL must first be approved by the IURC. Also, IPL and IPALCO have restrictions on the amount of new debt they may issue by contractual obligations of the parent company, AES. Under such restrictions, IPL is allowed to fully draw the $75 million available on its credit facilities, refinance existing debt, issue the $160 million of long term debt approved by the IURC (see below) and issue certain other indebtedness. We believe that cash balances, cash flows from operations and short-term borrowings will be adequate to meet anticipated cash requirements in the near term.

On February 12, 2003, the IURC issued an Order approving IPL's 2003-2006 financing program, including, among other things, the issuance of up to $160 million of additional long-term debt to pay, in part, for IPL's construction program during 2003-2005, and the refinancing of $80 million of long-term debt, which matures in February 2004. In addition, the Order set forth a process whereby IPL must file a report with the IURC, prior to declaring or paying a dividend, that sets forth (1) the amount of any proposed dividend, (2) the amount of dividends distributed during the prior twelve months, (3) an income statement for the same twelve-month period, (4) the most recent balance sheet, and (5) IPL's capitalization as of the close of the preceding month, as well as a pro forma capitalization giving effect to the proposed dividend, with sufficient detail to indicate the amount of unappropriated retained earnings. If within twenty (20) calendar days the IURC does not initiate a proceeding to further explore the implications of the proposed dividend, the proposed dividend will be deemed approved. The Order stated that such process should continue in effect during the term of the financing authority, which expires December 31, 2006.

On February 28, 2003, IPL filed a petition for reconsideration, or in the alternative, for rehearing with the IURC. This petition seeks clarification of certain provisions of the Order. In addition, the petition requests that the IURC establish objective criteria in connection with the reporting process related to IPL's long term debt capitalization ratio. Whether or not such petition is successful, we have no reason to believe the IURC will prevent IPL from paying future dividends in the ordinary course of prudent business operations. On March 14, 2003, IPL filed a Notice of Appeal in the Indiana Court of Appeals in order to preserve its rights to appeal the IURC Order, if such an appeal is deemed appropriate.

We are a holding company, and accordingly substantially all of our cash is generated by the operating activities of our subsidiaries, principally IPL. None of our subsidiaries, including IPL, are obligated under or have guaranteed the IPALCO Notes. Accordingly, our ability to make payments on the IPALCO Notes depends on the ability of our subsidiaries to generate cash and distribute it to us.

IPL's mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL's ability to issue certain securities or pay cash dividends to us. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in Section 47 of such mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2002, exceeded retained earnings at that date. In addition, pursuant to IPL's articles, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends under the terms of its credit facilities if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of EBIT to interest expense not in excess of 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .60 to 1, in order to pay dividends. As of December 31, 2002 and as of the filing of this report, IPL and IPALCO were in compliance with all financial covenants and no event of default existed.

IPL's amended articles of incorporation also require that, so long as any shares of preferred stock are outstanding, the net income of IPL, as specified therein, be at least one and one-half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding, and any proposed, preferred stock before any additional preferred stock is issued. The mortgage requires that net earnings as calculated thereunder be two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. As of December 31, 2002, the requirements would not materially restrict IPL's ability to issue additional preferred stock or first mortgage bonds.

Net cash provided by operating activities was $271.0 million, $191.9 million and $186.9 million for the fiscal years ended December 31, 2002, 2001 and 2000, respectively. Net cash provided by (used in) investing activities was $(87.2) million, $(156.2) million and $205.2 million for the fiscal years ended December 31, 2002, 2001 and 2000, respectively. Net cash used in financing activities was $181.3 million, $75.4 million and $347.4 million for the fiscal years ended December 31, 2002, 2001 and 2000, respectively.

Our principal sources of funds in 2002 were net cash provided by operating activities of $271.0 million and proceeds of approximately $9.9 million from the sale of noncore assets. Net cash provided by operating activities is net of cash paid for interest of $95.3 million. The principal uses of funds in 2002 included $180.5 million in dividends to AES and construction expenditures of $94.7 million. We believe our future principal uses of net cash provided by operating activities, net of required pension contributions, will be debt service, capital expenditures and distributions to our parent, AES.

While we believe that our sources of liquidity will be adequate to meet our needs, this belief is based on a number of material assumptions, including, without limitation, assumptions about weather, economic conditions, credit ratings, regulatory constraints and environmental pronouncements. If and to the extent these assumptions prove to be inaccurate, our sources of liquidity may be affected.

Our non-contingent contractual obligations as of December 31, 2002 are set forth below:

                                                  Payment due by period
                                                      (in millions)
                                  Less than    1 to 3     4 to 5     Over 5
                                   one year    years      years      years      Total
                                  ---------- ---------- ---------- ---------- ----------
Indebtedness (excluding interest)      $0.3      $80.0     $138.8   $1,153.9   $1,373.0
Purchase Obligations(1)                 5.8          -          -          -        5.8
Construction commitments               14.4          -          -          -       14.4
Operating /Capital Lease Payments       1.5        2.5        1.4        0.4        5.8
                                  ---------- ---------- ---------- ---------- ----------
Total                                 $22.0      $82.5     $140.2   $1,154.3   $1,399.0
                                  ========== ========== ========== ========== ==========

(1) Includes contracts for the purchase of electricity.

In addition, as of December 31, 2002, we had a contractual obligation to invest additional capital of $9.6 million in EnerTech. In March 2003, we sold 1/3 of our existing ownership position in EnerTech, which reduced our commitment to $6.4 million. We then funded $1.0 million of such commitment. Our remaining funding commitment in EnerTech is $5.4 million.

Capital Expenditures

We spent approximately $94.7 million and $126.5 million on capital expenditures in 2002 and 2001, respectively. Our construction program is comprised of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with, discretionary investments designed to improve overall performance. IPL's construction program for the three-year period 2003-2005 is currently estimated to cost approximately $455 million. The estimated cost of the overall program by year is $160 million in 2003, $175 million in 2004 and $120 million in 2005. It includes approximately $130 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, generating plants, distribution transformers and street lighting facilities. The construction program also includes approximately $94 million for power plant related projects, $4 million for energy and outage management systems and $227 million for construction associated with new environmental standards imposed by the U.S. Environmental Protection Agency (EPA) relating to NOx emission reductions. The scope of the construction program associated with NOx emission reductions could be reduced by purchasing some of the required NOx emission allowances in the market, subject to IURC approval.

On November 14, 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of clean coal technology (CCT) to allow IPL to meet the NOx emission limits imposed pursuant to EPA's NOx SIP Call. The IURC approved the use of qualified pollution control property as defined in I.C. 8-1-2-6.6 and ratemaking treatment through an Environmental Compliance Cost Recovery Adjustment. The ratemaking treatment provided for in the IURC order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expense associated with these projects, as well as the recovery of operating and maintenance costs associated with these projects. The ratemaking treatment also provides for recovery of expenditures related to the purchase of NOx emission allowance, should such expenditures be made to supplement IPL's CCT construction projects. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC in subsequent fuel adjustment charge proceedings. The increase in the amount of rate revenues and authorized net operating income resulting from IPL's CCT plan will be determined in periodic filings to the IURC to be made at an interval of no more often than every 6 months and will depend on the amount of cumulative investment and operating and maintenance expenditures at the time of each of the filings.

Distributions

All of our outstanding common stock is held by AES. During 2002 and 2001, we paid $180.5 million and $796.0 million, respectively, in dividends to AES. In addition to distributions of operating income, the 2002 dividends included income tax refunds of $53.7 million and the 2001 dividends included $663 million of the net proceeds from the issuance of the IPALCO Notes. Also during 2001, we paid $29.0 million of common stock dividends to our shareholders prior to our acquisition by AES. Future distributions will be determined in the discretion of the Board of Directors of IPALCO and will depend primarily on dividends received from IPL, which are affected by IPL's actual results of operations, cash flows, financial condition, capital requirements, regulatory considerations; and such other factors as the Board of Directors of IPALCO deems relevant.

Credit Ratings

Our ability to borrow money and the interest rates at which we can borrow money are both affected by our credit ratings. During 2002, certain of IPALCO and IPL's credit ratings were downgraded as a result of downgrades in the ratings of AES, which has weaker credit characteristics. As a result of such downgrades, the interest rates on the IPALCO Notes were increased by 100 basis points, effective November 15, 2002. In addition, certain other fees related to IPL's credit lines have increased due to such downgrades. These downgrades did not impact the interest rates on IPL's existing long-term debt. Any further reductions in the credit ratings of AES, IPALCO or IPL would not impact the interest rates on IPALCO or IPL's outstanding debt, but improvements in IPALCO's credit ratings could reduce the interest rates on the IPALCO Notes.

The credit ratings of IPALCO and IPL at March 1, 2003 are as follows:

                            Standard & Poors
                                 (S&P)          Moody's          Fitch
                            --------------- --------------- ---------------
IPALCO Senior Secured Notes       BB-            Baa1             BB
IPALCO Commercial Paper            -              P2               -
IPL Corporate Credit Rating       BB+            Baa1              -
IPL Senior Secured                BB+             A3             BBB-
IPL Senior Unsecured              BB-            Baa1             BB+
IPL Commercial Paper               -           P2/VMIG-2           -

Off-Balance Sheet Arrangements

IPL formed IPL Funding Corporation (IPL Funding) in 1996 to purchase, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL in exchange for a note payable. IPL Funding is not consolidated by IPL or IPALCO since it meets requirements set forth in Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to be considered a qualified special-purpose entity. IPL Funding has entered into a purchase facility with unrelated parties (the Purchasers) pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50 million of the receivables purchased from IPL. As of December 31, 2002, the aggregate amount of receivables purchased pursuant to this facility was $50.0 million. The net cash flows between IPL and IPL Funding are limited to cash payments made by IPL to IPL Funding for interest charges and processing fees. These payments totaled approximately $1.1 million, $2.3 million and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. IPL retains servicing responsibilities through its role as a collection agent for the amounts due on the purchased receivables. IPL and IPL Funding provide certain indemnities to the Purchasers, including indemnification in the event that there is a breach of representations and warranties made with respect to the purchased receivables. IPL Funding and IPL each have agreed to indemnify the Purchasers on an after-tax basis for any and all damages, losses, claims, liabilities, penalties, taxes, costs and expenses at any time imposed on or incurred by the indemnified parties arising out of or otherwise relating to the sale agreement, subject to certain limitations as defined in the agreements. The transfers of receivables to IPL Funding are recorded as sales however no gain or loss is recorded on the sale.

Under the receivables sale agreement, if IPL fails to maintain certain financial covenants regarding interest coverage and debt-to-capital ratios, it would constitute a "termination event." IPL is in compliance with such covenants.

As a result of IPL's current credit rating, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a "lock-box" event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of new receivables and cause all proceeds of the purchased receivables to be used to reduce the Purchaser's investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased receivables (currently $50 million.)

Regulatory Matters

IPL is a regulated public utility and is principally engaged in providing electric service to the Indianapolis metropolitan area. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from accounting methods required to be used by nonregulated entities.

IPL is subject to extensive regulation at both the federal and state level. IPL is substantially affected by the regulatory jurisdiction of the EPA and the FERC at the federal level; and the Indiana Department of Environmental Management and the IURC at the state level. Other significant regulatory agencies affecting IPL include, but are not limited to, the U.S. Department of Labor and the Indiana Occupational Safety and Health Administration. The regulatory power of the IURC over IPL is both comprehensive and typical of the economic regulation generally imposed by state public utility commissions.

An inherent business risk facing any regulated public utility is that of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Indiana, as elsewhere. Therefore, IPL attempts to work cooperatively with regulators and those who participate in the regulatory process, while remaining vigilant and steadfast in protecting IPL's legal rights in the regulatory process. IPL takes an active role in addressing regulatory policy issues in the current regulatory environment. Current federal initiatives include FERC's proposed Standard Market Design for the wholesale energy markets. Additionally, there is increased activity by environmental regulators.

Retail Ratemaking

IPL's tariffs for electric service to retail customers (basic rates and charges) are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the Office of the Indiana Utility Consumer Counselor, as well as other interested consumer groups and customers. In Indiana, basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years. Other numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual maintenance and capital expenditures, fuel costs, generating unit availability and purchased power costs and availability can affect the return realized. During 1998, in an order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily select service under IPL's Elect Plan (See Below). Substantially all other IPL customers are served pursuant to retail tariffs that provide for the monthly billing or crediting to customers of increases or decreases, respectively, in the actual costs of fuel consumed from estimated fuel costs embedded in base tariffs, subject to certain restrictions on the level of operating income. Additionally, most such retail tariffs provide for billing of current costs resulting from IPL's IURC-approved demand side management programs.

IPL is allowed to recover purchased power costs based on a benchmark for most retail service. If the cost per kWh of power purchases is not greater than the benchmark, then the purchased power costs should be considered net energy costs that are presumed fuel costs included in purchased power. If the average cost per kWh of power purchases is greater than the benchmark, then the costs are recoverable only through demonstration of the reasonableness of those purchases to the IURC.

NOx SIP Call

On November 14, 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of clean coal technology (CCT) to allow IPL to meet the NOx emission limits imposed pursuant to EPA's NOx SIP Call. The IURC approved the use of qualified pollution control property as defined in I.C. 8-1-2-6.6 and ratemaking treatment through an Environmental Compliance Cost Recovery Adjustment. The ratemaking treatment provided for in the IURC order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expense associated with these projects, as well as the recovery of operating and maintenance costs associated with these projects. The ratemaking treatment also provides for recovery of expenditures related to the purchase of NOx emission allowances, should such expenditures be made to supplement IPL's CCT construction projects. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC in subsequent fuel adjustment charge proceedings. The increase in the amount of rate revenues and authorized net operating income resulting from IPL's CCT plan will be determined in periodic filings to the IURC to be made at an interval of no more often than every 6 months and will depend on the amount of cumulative investment and operating and maintenance expenditures at the time of each of the filings.

Elect Plan

In 1998, the IURC approved a plan that allows IPL to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service plans. IPL's authority to offer these options will expire on December 31, 2006 unless a subsequent plan is approved by the IURC.

Under the plan, eligible IPL customers may enter into written contracts for:

Fixed Rate— Pay a guaranteed fixed rate per unit of consumption for one or more years.

Green Power— Purchase environmentally friendly or "green" power.

Additionally, residential customers may choose a "Sure Bill" option, paying the same bill each month for 12 months, regardless of how much electricity is used. Customers not choosing one of these options continue to receive electric service under existing tariffs.

Authorized Annual Operating Income

Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual operating income and cannot be offset by applicable cumulative net operating income deficiencies. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be one-fourth of the excess annual operating income grossed up for federal and state taxes as required under I. C. 8-1-2-42.5. IPL's authorized annual jurisdictional electric net operating income, for purposes of quarterly operating income tests, is $163 million. This level will be maintained until changed by an IURC order. During the four quarterly measurement dates in 2002, the Commission found that IPL's rolling annual jurisdictional retail electric operating income was less than the authorized annual operating income at January and April and was greater than the authorized annual operating income by $5.6 million and $25.2 million at July and October, respectively. However, because IPL has a cumulative net operating deficiency, we were not required to make customer refunds. As of IPL's quarterly measurement date on October 31, 2002, IPL had a cumulative net operating deficiency of $655.3 million. The operating deficiency is calculated by summing the quarterly measurement period annual results from the date of the last rate order. Because of the deficiency, IPL can, for a period of time, earn above $163 million of electric jurisdictional retail net operating income without being required to make customer refunds.

The IURC approved the use of qualified pollution control property (QPCP) as defined in I.C. 8-1-2-6.6 and ratemaking treatment through an Environmental Compliance Cost Recovery Adjustment that allows IPL to meet the NOx emission limits imposed pursuant to EPA's NOx SIP Call. A return on the investment in IPL's CCT investments is included in the ratemaking. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC in subsequent fuel adjustment charge proceedings. The additional amount of return will be dependent on the cumulative amount of QPCP investment that has been made at the time IPL files with the IURC for ratemaking treatment on such QPCP investment. Such filings are made at an interval of no more often than every 6 months.

Competition and Industry Changes

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

Wholesale Energy Market

In April 1996, the Federal Energy Regulatory Commission, or FERC, issued Order Nos. 888 and 889 concerning open access transmission service aimed at promoting competition in the wholesale energy market. In January 2000, IPL filed its open access transmission service tariff with FERC together with a request to sell power at wholesale at market-based rates, which FERC accepted.

In December 1999, FERC issued Order No. 2000, which, among other things, encourages the voluntary formation of regional transmission organizations, commonly referred to as RTOs, entities created to operate, plan and control and/or own transmission assets. Order No. 2000 also prescribes certain minimum characteristics and functions of acceptable RTO proposals; provides a collaborative process by which public utilities and non-public utilities that own, operate or control interstate transmission facilities will consider and develop RTOs; includes a proposal to consider transmission ratemaking reforms on a case-specific basis; and provides an opportunity for certain non-monetary regulatory benefits. Order No. 2000 required public utilities that own, operate or control interstate transmission to file in October 2000, either a proposal to join an RTO by December 15, 2001 or the reasons for not participating in an RTO (as well as its plans, if any, for further work towards participating in an RTO). IPL made its Order 2000 compliance filing in October 2000, stating that at that time it did not plan to join an RTO. Subsequently, in February 2001, IPL submitted an application to join the Midwest Independent Transmission System Operator, Inc. (MISO), which FERC recognized as an RTO in December 2001. Also in December 2001, FERC granted IPL's request to transfer control over its transmission facilities to the MISO. The MISO commenced full operations on February 1, 2002.

On July 31, 2002, FERC issued a Notice of Proposed Rulemaking for Standard Market Design (SMD) to modify the pro forma open access transmission tariff established under FERC's Order No. 888 to remedy the remaining undue discrimination in transmission services and other industry practices. FERC is in the process of responding to comments to its proposed rulemaking. For IPL many of the FERC SMD initiatives will be incorporated as part of the Midwest Market Initiative currently being implemented by the MISO and scheduled to be launched in December, 2003. This initiative could significantly change IPL's interface with the wholesale energy markets by incorporating Locational Marginal Pricing and Financial Transmission Rights. At this time we cannot determine the impact of the proposed SMD rule to IPL.

Retail Energy Market

The legislatures of several states have enacted, and many other states are considering, new laws that would allow various forms of competition for retail sales of electric energy. While each state proposal is different, most provide for some recovery of a utility's stranded costs and require an extended transition period before competition is fully effective. Additionally, a few states have implemented programs that experiment with allowing some form of customer choice of electricity suppliers.

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

During 1997, the Indiana General Assembly authorized a legislative study committee to assess the issue of electric utility competition and restructuring. Comprehensive restructuring bills were introduced in the Indiana Senate in 1998, 1999 and 2000, but failed to pass. There was no restructuring legislation submitted in Indiana in 2001 or 2002.

Current Indiana Legislative Matters

Over the last several years there have been several mergers or acquisitions of Indiana utilities by entities located outside Indiana. Such transactions included the acquisition of IPALCO by AES. Pursuant to a decision by the Supreme Court of Indiana construing current Indiana statutes, the IURC was without jurisdiction to approve or reject such mergers effected via stock transactions. In addition, the IURC believes it has insufficient authority to adequately fine utilities which they determine are not meeting their statutory obligations to provide reasonably adequate service and facilities. Representatives of the IURC have advocated statutory changes to correct perceived deficiencies. In 2002, legislation which would have given the IURC authority to approve most utility mergers and to levy substantial fines on utilities was submitted but failed to pass. Such legislation has again been submitted in 2003. Such proposed legislation also contains provisions beneficial to utilities, such as sections allowing prompt recovery of governmentally mandated costs without being subject to a rate case. It is impossible to predict the content, scope and impact of legislation which may ultimately be passed into law.

Stipulation and Settlement Agreement

During 2002, the IURC issued an order approving a Stipulation and Settlement Agreement (the "Settlement Agreement") entered into by IPL, the Indiana Office of Utility Consumer Counselor, and two intervening parties. The Settlement Agreement requires IPL to meet certain ongoing performance measures for system reliability and customer call center performance or pay penalties of up to $1.75 million per quarter for failure to meet such performance measures; quarterly reporting by IPL regarding service reliability and call center performance; reporting following major storm events; upgrading or replacing IPL's Outage Management System and Energy Management System at a cost of approximately $6 million; and a provision for a $100 credit to certain residential customers whose service was interrupted in July 2001 for 36 to 48 hours following severe storms in our service area (the July 2001 Storms). IPL had previously voluntarily provided a similar credit to residential customers whose service had been interrupted for more than 48 hours following the storm. In addition IPL was required to hire an independent auditor to review its quarterly reports to the IURC. During 2002, IPL issued credits of approximately $1.16 million to customers whose service was interrupted for 36 to 48 hours following the July 2001 Storms, which satisfied IPL's remaining liability for the July 2001 Storms.

IPL was subject to the measures for system reliability and customer call center performance for the second, third and fourth fiscal quarters of 2002. IPL met all of the customer call center performance measures in those periods. IPL did not meet three, four and two of the six service reliability standards in the second, third and fourth quarter of 2002, respectively. As a result, IPL issued credits to customers of $500,000 and $750,000 for the second and third quarters of 2002, respectively. No credits were issued for the fourth quarter, because fewer than three reliability and performance measures were missed. Management believes IPL is making significant progress towards compliance with these measures and expects to reduce or eliminate such penalties going forward. Meeting the reliability and performance measures is most difficult during periods of high storm activity and, therefore, such periods could result in reduced income and cash flows for IPL and IPALCO.

Tariff Liability Limitations and Rulemaking

On May 24, 2001, the IURC on its own motion initiated an industry-wide investigation into the continuing propriety of provisions in utility tariffs that limit a utility's liability to its customers for interruptions in service. IPL has such provisions in its tariff for retail service as do most Indiana public utilities. On March 6, 2002, the IURC issued an order purporting to find any and all language in tariffs on file with the IURC which limit a utility's liability for service interruptions to be void and purporting to strike such provisions from the tariffs of all Indiana public utilities. After several utilities, including IPL, initiated an appeal, the IURC vacated its order and thus reinstated liability limitation language in the tariffs. Subsequently, however, the IURC initiated a rulemaking proceeding on the subject of tariff liability limitations, which is still pending. Thusfar, the IURC has not issued a proposed rule. If an IURC rule were to eliminate IPL's current tariff protection from liability for service interruptions, it could have a material adverse effect on IPL.

Recent IURC Order

On February 12, 2003, the IURC issued an Order which approved IPL's 2003- 2006 financing program and set forth a process whereby IPL must file a report with the IURC, prior to declaring or paying a dividend. Please see "Liquidity and Capital Resources" for more information relating to that Order.

Current Business Outlook

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, our operating revenues and associated operating expenses are not generated evenly by month during the year. Traditionally, retail kWh sales, after adjustments for weather variations, have grown in reasonable correlation with growth in service territory economic activity. During the past 10 years, IPL's retail kWh sales have grown at a compound annual rate of 1.7%, while personal income in our service territory grew at a compound annual rate of 2.4%.

IPL's wholesale kWh sales decreased $17.8 million or 32.1% in 2002 from the level achieved in 2001, largely as a result of softer wholesale markets and increased capacity reserve margins in the Midwest. As IPL's retail sales grow, the level of generating capacity available for wholesale sales is more limited. The ability to sell power in the highly competitive wholesale market is also highly dependent on market conditions and the level and frequency of unplanned outages.

Operating and maintenance expenses were $617.4 million in 2002. We expect these expenses to increase in 2003 due to the timing of major generating unit overhauls. Such expenses are influenced by the level of kWh generation, generating unit availability and overhaul costs, purchased power costs, cost control programs and inflation. IPL depends on purchased power, in part, to meet its retail obligations. Purchased power costs are highly volatile and, therefore, we are unable to predict the level of those costs for 2003, but such costs are recoverable under normal business operations as described under Item 7A.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued new pronouncements: Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles" and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 142 requires the use of a non amortization approach to account for purchased goodwill and certain intangibles. Under a non amortization approach, goodwill and certain intangibles would not be amortized into results of operations, but instead would be reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value. SFAS No. 142 was effective for us beginning January 1, 2002. The adoption of SFAS No. 142 did not have any impact on our financial position or results of operations.

SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long- lived asset. This statement was effective for us beginning January 1, 2003. Management does not expect the adoption of SFAS No. 143 to have a material impact on Enterprises financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses accounting for and reporting of the impairment or disposal of long-lived assets and was effective for us beginning January 1, 2002. The adoption of SFAS No. 144 did not have any impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting for and reporting of costs associated with an exit or disposal activities. SFAS No. 146 required that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather then when the entity simply commits to a plan of exit or disposal. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Although we are currently not contemplating exit or disposal activities, SFAS No. 146 could have a material impact on our financial statements if and when such activities are initiated.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock- Based Compensation - Transition and Disclosure" an amendment of FASB Statement No. 123. SFAS No. 148 provides three alternative methods of accounting for stock-based compensation at fair value: (i) the prospective method; (ii) the modified prospective method; and (iii) the retroactive restatement method. Certain of our employees participate in the AES Stock Option Plan. No options were awarded to our employees during 2002. Effective January 1, 2003, we have elected to adopt fair value accounting for stock-based compensation using the prospective method for recognizing stock-based compensation expense. The prospective method requires recognition of stock-based compensation expense at fair value for all awards granted in the year of adoption but not for previous awards. We will continue to use the Black-Scholes option-pricing model to determine the fair value of options issued. The expense for each award grant, including awards with graded vesting, will be recognized on a straight-line basis over the vesting period. Any forfeitures will be recognized when they occur.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires guarantors to recognize a liability for certain guarantees issued or modified after December 31, 2002, at the inception of such guarantee, for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires guarantors to make additional disclosures for certain guarantees including, but not limited to the nature, terms, carrying amount and maximum potential obligation under such guarantees. We have included such disclosure in Note 14 to the audited financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt, interest rate hedging instruments and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, IPL has two credit facilities that bear interest at variable rates based primarily on LIBOR. Although there currently is no outstanding balance on either facility, IPL may use them in the future. Our fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. At December 31, 2002, we had $1,333.0 million principal amount fixed rate debt and a $40 million principal amount variable rate debt issue. The interest rate in effect on the $40 million variable rate debt issue was 1.6% as of December 31, 2002, which was effectively fixed at 5.21% through a floating-to-fixed rate swap, which expires concurrent with the debt issue in January 2023. The fair value of IPL's swap agreement was $(8.7) million at December 31, 2002. The following table shows our consolidated indebtedness (in millions) by maturity as of December 31, 2002:

                           2003     2004     2005     2006     2007   Thereafter   Total   Fair Value
                         -------- -------- -------- -------- -------- ---------- --------- ----------

Fixed-rate debt             $0.3    $80.0     $0.0    $58.8    $80.0   $1,113.9  $1,333.0   $1,170.3
Variable-rate debt
  swapped to fixed             0        0        0        0        0         40        40         40
                         -------- -------- -------- -------- -------- ---------- --------- ----------
Total Indebtedness          $0.3    $80.0     $0.0    $58.8    $80.0   $1,153.9  $1,373.0   $1,210.3
                         ======== ======== ======== ======== ======== ========== ========= ==========
Weighted Average Interest
  Rates by Maturity          7.5%    6.05%      N/A     8.0%   7.375%     7.681%    7.582%

Fuel

IPL has limited exposure to commodity price risk for the purchase of coal, the primary fuel used by IPL for the production of electricity. IPL manages this risk by providing for approximately 70% of its current projected burn under long-term contracts. The balance of IPL's projected burn is purchased under short term contracts and on the spot market. Management does not anticipate a significant change in the availability of coal, or the terms of purchase, on the spot market during 2003. Our exposure to fluctuations in the price of coal is limited because IURC regulations provide for the recovery of estimated fuel costs above or below the levels included in IPL's rate schedules. This recovery is accomplished through a fuel cost adjustment filing with the IURC.

Power Purchases

IPL depends on purchased power, in part, to meet prudent seasonal planning reserve margins. As a result, IPL also has limited exposure to commodity price risk for the purchase of electric energy for its retail customers. Purchased power costs can be highly volatile. IPL is allowed to recover purchased power costs on a benchmark for most retail service. If the cost per kWh of power purchases is not greater than the benchmark, then the purchased power costs should be considered net energy costs that are presumed fuel costs included in purchased power. If the average cost per kWh of power purchases is greater than the benchmark, then the costs are recoverable only through demonstration of the reasonableness of those purchases to the IURC.

Wholesale Sales

IPL engages in limited wholesale power marketing after first providing for its projected load. Power marketing enables IPL to use excess power generating capacity to earn wholesale revenues. IPL's ability to compete effectively in the wholesale market is dependent on a variety of factors, including its available excess generation, the supply of wholesale power, and the price, terms and conditions of sale proposed by IPL. In 2002, IPL experienced an almost 15% decrease in the average price per kWh and a 20% decrease in wholesale kWh sales. During the period from 1998 to 2002, wholesale revenues represented an average of approximately 6% of IPL's total electric revenues each year.

Elect Plan

The Elect Plan offered by IPL, and as discussed under "Regulatory Matters - Elect Plan," allows IPL to offer certain customers the opportunity to select optional payment or service plans. IPL is subject to the market risk of both purchased power costs and fuel costs for those customers who have chosen to receive power under one of the Elect Plan options. These costs associated with Elect Plan customers are not recovered under the fuel cost adjustment proceedings as set forth in "Fuel" and "Power Purchases" discussed above.

Counter-Party Credit Risk

IPL utilizes forward purchase contracts to manage the risk associated with power purchases, and is exposed to counter-party credit risk in these contracts. IPL manages this exposure to counter-party credit risk by entering into contracts with companies that are expected to fully perform under the terms of the contract. Individual credit limits are implemented for each counter-party to further mitigate credit risk. IPL may also ask a counter-party to provide collateral in the event certain credit ratings are not maintained, or certain financial benchmarks are not maintained.

Remarketing Agreement and Liquidity Facility

IPL has entered into a Remarketing Agreement with J.P. Morgan Securities, Inc. (J.P. Morgan) for the weekly remarketing of IPL's $40 million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities (ARTS) Series 1995B, Indianapolis Power & Light Company Project (the Bonds). J.P. Morgan is obligated to use its best efforts to remarket the Bonds, but is not obligated to buy or take any position in the Bonds. In addition, one of the conditions precedent to J.P. Morgan's obligations is that there shall have been no adverse change in the properties, business, condition (financial or otherwise) or results of operations of IPL. In the event J.P. Morgan is unable to remarket the Bonds, a liquidity facility is in place in the form of a Credit Agreement with LaSalle Bank National Association to purchase the Bonds. The Trustee for the Bonds has sole authority to request an advance under this facility, and this is only contemplated in the event of a failed remarketing of the Bonds by J.P. Morgan. The Credit Agreement contains financial covenants regarding IPL's debt to total capitalization and interest coverage, with which IPL is in compliance.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors of IPALCO ENTERPRISES, INC.:

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, common shareholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPALCO Enterprises, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

January 17, 2003

(March 14, 2003 as to Note 18)

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2002, 2001 and 2000

(IN THOUSANDS)

                                                     2002        2001        2000
UTILITY OPERATING REVENUES:                       ----------- ----------- -----------
  Electric                                          $817,967    $828,046    $830,955
  Steam                                                    -           -      27,580
                                                  ----------- ----------- -----------
    Total operating revenues                         817,967     828,046     858,535
                                                  ----------- ----------- -----------
UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                             173,028     182,471     190,703
    Other operating expenses                         109,313     136,548     154,476
  Power purchased                                     18,002      16,932      13,206
  Steam purchased                                          -           -       5,259
  Maintenance                                         62,065      77,786      79,437
  Voluntary Early Retirement Program Benefit Costs         -      23,751      62,007
  Termination benefit agreement costs                      -      54,540           -
  Depreciation and amortization                      117,985     110,772     111,045
  Taxes other than income taxes                       30,596      35,601      37,348
  Income taxes - net                                 106,392      59,004      68,831
                                                  ----------- ----------- -----------
    Total operating expenses                         617,381     697,405     722,312
                                                  ----------- ----------- -----------
UTILITY OPERATING INCOME                             200,586     130,641     136,223
                                                  ----------- ----------- -----------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during
    construction                                       3,927       1,341       2,073
  Other - net                                         (5,006)     (5,288)     (5,415)
  Gains on sales of assets, net                        4,378         523      30,583
  Gain on sale of available for sale securities            -           -     102,267
  Termination benefit agreement costs                      -      (4,669)          -
  Merger costs                                             -      (6,283)     (5,783)
  Income tax (provision) benefit - net                23,184      14,388     (44,823)
                                                  ----------- ----------- -----------
    Total other income (deductions) - net             26,483          12      78,902
                                                  ----------- ----------- -----------
INCOME BEFORE INTEREST AND OTHER CHARGES             227,069     130,653     215,125
                                                  ----------- ----------- -----------
INTEREST AND OTHER CHARGES:
  Interest on long-term debt                          97,522      46,326      50,173
  Other interest                                         493       1,446       1,717
  Allowance for borrowed funds used during
    construction                                      (1,811)       (633)       (961)
  Amortization of redemption premiums and
    expense on debt-net                                2,706       2,354       2,141
  Preferred dividends of subsidiary                    3,213       3,213       3,213
                                                  ----------- ----------- -----------
    Total interest and other charges - net           102,123      52,706      56,283
                                                  ----------- ----------- -----------
INCOME BEFORE EXTRAORDINARY ITEM                     124,946      77,947     158,842
                                                  ----------- ----------- -----------
Extraordinary Loss on Early Retirement of
   Debt - Net of Taxes                                     -           -      (4,259)
                                                  ----------- ----------- -----------
NET INCOME                                          $124,946     $77,947    $154,583
                                                  =========== =========== ===========

  See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets

(IN THOUSANDS)

                                                               December 31,  December 31,
                            ASSETS                                 2002          2001
UTILITY PLANT:                                                 ------------  ------------
  Utility plant in service                                      $3,144,472    $3,006,190
  Less accumulated depreciation                                  1,536,986     1,443,736
                                                               ------------  ------------
      Utility plant in service - net                             1,607,486     1,562,454
  Construction work in progress                                     73,696        92,522
  Property held for future use                                       7,708        10,741
                                                               ------------  ------------
      Utility plant - net                                        1,688,890     1,665,717
OTHER ASSETS:                                                  ------------  ------------
  Nonutility property - at cost, less accumulated depreciation       1,497         1,742
  Investments                                                       10,033        52,904
                                                               ------------  ------------
      Other assets - net                                            11,530        54,646
                                                               ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                                         31,429        28,933
  Accounts receivable and unbilled revenue (less allowance
    for doubtful accounts of $1,556 and $1,095 respectively)        41,601        48,001
  Fuel - at average cost                                            22,023        28,970
  Materials and supplies - at average cost                          47,874        48,376
  Net income tax refunds receivable                                  3,305        16,786
  Prepayments and other current assets                               4,458         1,283
                                                               ------------  ------------
      Total current assets                                         150,690       172,349
                                                               ------------  ------------
DEFERRED DEBITS:
  Regulatory assets                                                140,768        97,809
  Miscellaneous                                                     29,037        22,195
                                                               ------------  ------------
      Total deferred debits                                        169,805       120,004
                                                               ------------  ------------
              TOTAL                                             $2,020,915    $2,012,716
                                                               ============  ============
                CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholder's equity:
    Premium on 4% cumulative preferred stock                          $649          $649
    Retained earnings (Accumulated deficit)                        (40,477)       15,049
    Accumulated other comprehensive loss                           (52,621)      (11,469)
                                                               ------------  ------------
      Total common shareholder's equity (deficit)                  (92,449)        4,229
  Cumulative preferred stock of subsidiary                          59,135        59,135
  Long-term debt (less current maturities and
   sinking fund requirements)                                    1,372,006     1,371,930
                                                               ------------  ------------
      Total capitalization                                       1,338,692     1,435,294
                                                               ------------  ------------
CURRENT LIABILITIES:
  Current maturities and sinking fund requirements                     300           300
  Accounts payable                                                  31,929        47,798
  Accrued expenses                                                  17,258        16,285
  Dividends payable                                                    874           910
  Accrued income and other taxes                                    26,009        26,224
  Accrued interest                                                  22,788        21,892
  Other current liabilities                                         12,827        19,897
                                                               ------------  ------------
      Total current liabilities                                    111,985       133,306
                                                               ------------  ------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                          337,936       271,195
  Unamortized investment tax credit                                 30,927        33,690
  Accrued postretirement benefits                                    5,965         9,504
  Accrued pension benefits                                         186,761       125,549
  Miscellaneous                                                      8,649         4,178
                                                               ------------  ------------
      Total deferred credits and other long-term liabilities       570,238       444,116
                                                               ------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 14)
              TOTAL                                             $2,020,915    $2,012,716
                                                               ============  ============

See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2002, 2001 and 2000

(IN THOUSANDS)

                                                                         2002        2001        2000
CASH FLOWS FROM OPERATIONS:                                           ----------  ----------  ----------
  Net income                                                           $124,946     $77,947    $154,583
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                       118,112     110,501     114,582
    Amortization of regulatory assets                                     2,765       3,156      11,633
    Deferred income taxes and investment tax credit adjustments - net    19,762     (13,412)    (56,929)
    Gains on sales of assets, net                                        (4,378)       (523)    (30,583)
    Gain on sale of available for sale securities                             -           -    (112,638)
    Extraordinary loss on retirement of debt                                  -           -       4,259
    Allowance for funds used during construction                         (5,738)     (1,974)     (3,034)
  Change in certain assets and liabilities:
    Accounts receivable                                                   6,400      18,564     (15,208)
    Fuel, materials and supplies                                          7,449      (4,907)     23,106
    Net income taxes receivable or payable                               13,179     (43,723)     28,650
    Accounts payable and accrued expenses                               (14,896)      5,904       1,381
    Accrued other taxes                                                      87       3,684      (3,351)
    Accrued pension benefits                                             13,180      15,153       5,402
    Accrued interest                                                        896       8,841        (716)
    Provision for early retirement benefit costs                              -      23,751      62,007
    Other - net                                                         (10,791)    (11,102)      3,761
                                                                      ----------  ----------  ----------
Net cash provided by operating activities                               270,973     191,860     186,905
                                                                      ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures - utility                                   (94,709)   (126,517)    (75,712)
  Construction expenditures - nonutility                                   (107)          -        (438)
  Proceeds from sales of available for sale securities                        -           -     113,833
  Proceeds from the sales of assets                                       9,860      14,077     161,700
  Investment in Combustion Turbine                                            -     (42,487)          -
  Other                                                                  (2,233)     (1,296)      5,863
                                                                      ----------  ----------  ----------
Net cash provided by (used in) investing activities                     (87,189)   (156,223)    205,246
                                                                      ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt                                                -      (6,150)   (323,926)
  Proceeds from debt issuance                                                 -     750,000      29,650
  Short-term debt, net                                                        -           -     (57,578)
  Common dividends paid                                                       -     (29,008)    (54,965)
  Dividends to AES                                                     (180,472)   (796,000)          -
  Proceeds from sales of common stock, net                                    -       8,328      59,088
  Other                                                                    (816)     (2,526)        297
                                                                      ----------  ----------  ----------
Net cash used in financing activities                                  (181,288)    (75,356)   (347,434)
                                                                      ----------  ----------  ----------
Net increase (decrease) in cash and cash equivalents                      2,496     (39,719)     44,717
Cash and cash equivalents at beginning of period                         28,933      68,652      23,935
                                                                      ----------  ----------  ----------
Cash and cash equivalents at end of period                              $31,429     $28,933     $68,652
                                                                      ==========  ==========  ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                $95,327     $39,253     $54,073
                                                                      ==========  ==========  ==========
    Income taxes                                                        $31,386     $59,388    $144,052
                                                                      ==========  ==========  ==========

See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Common Shareholder's Equity (Deficit)
For the Years Ended December 31, 2002, 2001 and 2000

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                               Premium
                                                                on 4%      Retained   Accumulated
                                                             Cumulative    Earnings      Other
                                                   Common     Preferred  (Accumulated Comprehensive
                                                    Stock       Stock      Deficit)   Income (Loss)    Total
                                                 ----------- ----------- ------------ ------------- -----------
Balance at January 1, 2000                         $439,066        $649     $690,455      $106,733  $1,236,903
   Exercise of stock options                          9,026                                              9,026
   Restricted stock issues / adjustments              3,081                                              3,081
   Restricted stock repurchased                      (1,186)                                            (1,186)
   Cash dividends declared ($.65 per share)                                  (56,540)                  (56,540)
   Subsidiary capital stock expense                                              (57)                      (57)
  Comprehensive Income:
    Net income                                                               154,583                   154,583
    Minimum pension liability adjustment                                                    (1,820)     (1,820)
    Realized gains on securities                                                           (69,101)    (69,101)
    Unrealized losses on securities                                                        (37,625)    (37,625)
                                                 ----------- ----------- ------------ ------------- -----------
 Total Comprehensive Income                               0           0      154,583      (108,546)     46,037
                                                 ----------- ----------- ------------ ------------- -----------
Balance at December 31, 2000                       $449,987        $649     $788,441       ($1,813) $1,237,264
                                                 ----------- ----------- ------------ ------------- -----------
   Exercise of stock options                          1,764                                              1,764
   Restricted stock issues / adjustments              8,250                                              8,250
   Restricted stock repurchased                        (215)                                              (215)
   Adjustment for Pooling of Interests             (459,786)                 (40,765)                 (500,551)
   Cash dividends declared ($.16 per share)                                  (14,574)                  (14,574)
   Distributions to AES                                                     (796,000)                 (796,000)
  Comprehensive Income:
   Net income                                                                 77,947                    77,947
   Minimum pension liability adjustment                                                     (7,332)     (7,332)
   Adjust financial instruments to fair market value                                        (2,324)     (2,324)
                                                 ----------- ----------- ------------ ------------- -----------
 Total Comprehensive Income                               0           0       77,947        (9,656)     68,291
                                                 ----------- ----------- ------------ ------------- -----------
Balance at December 31, 2001                             $0        $649      $15,049      ($11,469)     $4,229
                                                 ----------- ----------- ------------ ------------- -----------
   Distributions to AES                                                     (180,472)                 (180,472)
  Comprehensive Income:
   Net income                                                                124,946                   124,946
   Minimum pension liability adjustment                                                    (38,050)    (38,050)
   Adjust financial instruments to fair market value                                        (3,102)     (3,102)
                                                 ----------- ----------- ------------ ------------- -----------
 Total Comprehensive Income                               0           0      124,946       (41,152)     83,794
                                                 ----------- ----------- ------------ ------------- -----------
Balance at December 31, 2002                             $0        $649     ($40,477)     ($52,621)   ($92,449)
                                                 =========== =========== ============ ============= ===========
See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2002, 2001 and 2000

1. ORGANIZATION

IPALCO Enterprises, Inc. (IPALCO) is a holding company incorporated under the laws of the state of Indiana. IPALCO is a wholly-owned subsidiary of The AES Corporation (AES). IPALCO owns all of the outstanding common stock of its subsidiaries (collectively referred to as Enterprises). Our principal subsidiary, Indianapolis Power & Light Company (IPL), is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 450,000 customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide retail electric service to those customers. Until November 2000, IPL also produced, distributed and sold steam within a limited area in Indianapolis. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited combustion turbine that are used for electric generation. IPL's net electric generation capability for winter is 3,342 megawatts and net summer capability is 3,224 megawatts.

IPALCO's other direct subsidiary is Mid-America Capital Resources, Inc., (Mid-America). Mid-America is the holding company for our unregulated activities. Mid-America owns a 6.6% interest in a venture capital fund that invests in service and technology companies providing products and services that take advantage of opportunities created by deregulation of the energy and telecommunications industries. Our regulated business is conducted through IPL. Enterprises has historically had two business segments: electric and "all other." Our steam operations and other Thermal Assets (See below) were in the "all other" segment prior to being sold effective November 20, 2000. The operations of our Cleveland Energy Resources subsidiary were in the "all other" segment prior to being sold effective May 21, 2001 (See below). Since the sale of these assets, substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL.

2. AES ACQUISITION AND ASSET SALES

AES Acquisition: On March 27, 2001, AES completed its acquisition of IPALCO Enterprises, Inc. (IPALCO) through a share exchange transaction in accordance with the Agreement and Plan of Share Exchange dated as of July 15, 2000, among AES and IPALCO (the Share Exchange Agreement). Pursuant to the Share Exchange Agreement, IPALCO became a wholly-owned subsidiary of AES, accounted for as a pooling of interests.

At the effective time of the share exchange, each of the outstanding 89,685,177 shares of IPALCO common stock was converted into the right to receive 0.463 of a share of AES common stock, for an aggregate purchase price of $2.15 billion and $890 million in assumed debt and preferred stock. Following the share exchange, AES owns all of the outstanding capital stock of IPALCO. Treasury stock of $500.6 million was cancelled as a result of the acquisition. Accordingly, the common stock balance was reduced by $459.8 million and the remaining $40.8 million was applied against retained earnings. The transaction was subject to certain conditions, including receipt of regulatory approvals, including that of the Federal Energy Regulatory Commission and the Securities and Exchange Commission.

During 2001 and 2000, Enterprises expensed $6.3 million and $5.8 million of merger related costs, respectively, which are included in OTHER INCOME AND (DEDUCTIONS) Other - net. Total merger related costs were $12.1 million.

As a result of the acquisition by AES, Enterprises recorded $74.8 million ($46.4 million after tax) of costs related to the termination of certain employees during 2001. The pretax expenses included $59.4 million in costs associated with termination benefit agreements and severance, $9.2 million in supplemental retirement costs, and $6.2 million in restricted stock expense. Substantially all of the supplemental retirement costs and restricted stock costs were paid out by March 31, 2001. Termination benefit agreement costs include amounts paid to officers of Enterprises under termination benefit agreements and severance paid to certain other employees upon termination during the first half of 2001.

Sale of the Assets of the Steam Operations, Mid-America Energy Resources and Indianapolis Campus Energy: On November 20, 2000, Enterprises sold certain assets (the Thermal Assets) including the Perry K Steam Plant and downtown steam distribution system (Steam) operated by Indianapolis Power & Light Company (IPL); the central city chilled water cooling and distribution system owned by Mid-America Energy Resources, Inc. (MAER), and the chilled water cooling system owned by Indianapolis Campus Energy, Inc. (ICE) for $161.7 million. The transaction resulted in a gain to Enterprises of $30.6 million ($18.7 million after tax). Of the net proceeds, $87.8 million was used to retire debt specifically assignable to the Thermal Assets.

Sale of Cleveland Energy Resources: On May 21, 2001, Enterprises sold the assets of Cleveland Energy Resources (CER) for $14.6 million. The completion of the transaction had no significant income statement impact. In the fourth quarter of 2000, Enterprises recorded, in OTHER INCOME AND (DEDUCTIONS) Other- net, an impairment provision of $1.8 million ($1.2 million after tax) on the carrying amounts of the CER assets.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: IPALCO's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of IPALCO, its regulated utility subsidiary, IPL, and its unregulated subsidiary, Mid-America. All significant intercompany items have been eliminated in consolidation.

The operating components of all subsidiaries other than IPL, as well as nonoperating income of IPL, are included below UTILITY OPERATING INCOME in the accompanying consolidated statements of income.

Regulation: The retail utility operations of IPL are subject to the jurisdiction of the Indiana Utility Regulatory Commission (IURC). IPL's wholesale power transactions are subject to the jurisdiction of the Federal Energy Regulatory Commission. These agencies regulate IPL's utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are based on GAAP, including the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which gives recognition to the ratemaking and accounting practices of these agencies.

Revenues: Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis through-out the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. This unbilled revenue is estimated each month based on daily generation volumes, estimated customer usage by class, weather factors, line losses and applicable customer rates based on regression analyses reflecting significant historical trends and experience. Customer accounts receivable include unbilled energy revenues of $32.6 million on a base of annual revenue of $818.0 million.

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

IPL is allowed to recover purchased power costs based on a benchmark. If the cost per Mwh of power purchases is not greater than the benchmark, then the purchased power costs should be considered net energy costs that are presumed fuel costs included in purchased power. If the average cost per Mwh of power purchases is greater than the benchmark, then the costs are recoverable only through demonstration of the reasonableness of those purchases to the IURC.

Regulatory Assets: Regulatory assets represent deferred costs that have been included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC. Specific regulatory assets are disclosed in Note 6. IPL is amortizing such nontax-related regulatory assets to expense over periods ranging from 1 to 30 years. Tax- related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid.

In accordance with regulatory treatment, IPL deferred as a regulatory asset certain post in-service date carrying charges and certain other costs related to its investment in Unit 4 at the Petersburg Plant. As authorized in the 1995 Electric Rate Settlement, IPL, effective September 1, 1995, is amortizing this deferral to expense over a life that generally approximates the useful life of the related facility. Also in accordance with regulatory treatment, IPL defers as regulatory assets non-sinking fund debt and preferred stock redemption premiums and expenses, and amortizes such costs over the life of the original debt or, in the case of preferred stock redemption premiums, over 20 years.

Authorized Annual Operating Income: Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual operating income and cannot be offset by applicable cumulative net operating income deficiencies. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be one-fourth of the excess annual operating income grossed up for federal and state taxes as required under I. C. 8-1-2-42.5.

IPL's authorized annual jurisdictional electric net operating income, for purposes of quarterly operating income tests, is $163 million. This level will be maintained until changed by an IURC order. During the four quarterly measurement dates in 2002, the Commission found that IPL's rolling annual jurisdictional retail electric operating income was less than the authorized annual operating income at January and April and was greater than the authorized annual operating income by $5.6 million and $25.2 million at July and October, respectively. However, because IPL has a cumulative net operating deficiency, it was not required to make customer refunds. As of IPL's quarterly measurement date on October 31, 2002, IPL had a cumulative net operating deficiency of $655.3 million. The operating deficiency is calculated by summing the quarterly measurement period annual results from the date of the last rate order. Because of the deficiency, IPL can, for a period of time, earn above $163 million of electric jurisdictional retail net operating income without being required to make customer refunds.

The IURC approved the use of qualified pollution control property (QPCP) as defined in I.C. 8-1-2-6.6 and ratemaking treatment through an Environmental Compliance Cost Recovery Adjustment that allows IPL to meet the NOx emission limits imposed pursuant to the U.S. Environmental Protection Agency's NOx SIP Call. A return on the investment in IPL's clean coal technology (CCT) investments is included in the ratemaking. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC for purposes of annual operating income test requirements in subsequent fuel adjustment charge proceedings. The additional amount of return will be dependent on the cumulative amount of QPCP investment that has been made at the time IPL files with the IURC for ratemaking treatment on such QPCP investment. Such filings are made at an interval of no more often than every 6 months.

Contingencies: Enterprises accrues for loss contingencies when the amount of the loss is probable and estimable. Enterprises is subject to various environmental regulations, and is involved in certain legal proceedings. If Enterprises' actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on Enterprises' operating results and financial condition.

Concentrations of Risk: Substantially all of IPL's customers are located within the Indianapolis area. In addition, approximately 71% of Enterprises' employees are covered by collective bargaining agreements.

Allowance For Funds Used During Construction: In accordance with the prescribed Uniform System of Accounts, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 9.4%, 9.4% and 9.2% during 2002, 2001 and 2000, respectively.

Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items that are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts plus removal costs, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.7% for 2002 and 3.6% during 2001 and 2000.

Nonutility property is recorded at cost, and depreciation is calculated using the straight-line method over the estimated service lives of the related property (see Note 4). Nonutility depreciation expense was $0.1 million, $0.2 million and $3.0 million for 2002, 2001 and 2000, respectively.

Off-Balance Sheet Arrangements: In 1996, IPL formed IPL Funding Corporation (IPL Funding) to purchase, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL in exchange for a note payable. IPL Funding is not consolidated by IPL or IPALCO since it meets requirements set forth in Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to be considered a qualified special-purpose entity. IPL Funding has entered into a purchase facility with unrelated parties (the Purchasers) pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50 million of the receivables purchased from IPL. As of December 31, 2002, the aggregate amount of receivables purchased pursuant to this facility was $50.0 million. The net cash flows between IPL and IPL Funding are limited to cash payments made by IPL to IPL Funding for interest charges and processing fees. These payments totaled approximately $1.1 million, $2.3 million and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. IPL retains servicing responsibilities through its role as a collection agent for the amounts due on the purchased receivables. IPL and IPL Funding provide certain indemnities to the Purchasers, including indemnification in the event that there is a breach of representations and warranties made with respect to the purchased receivables. IPL Funding and IPL each have agreed to indemnify the Purchasers on an after-tax basis for any and all damages, losses, claims, liabilities, penalties, taxes, costs and expenses at any time imposed on or incurred by the indemnified parties arising out of or otherwise relating to the sale agreement, subject to certain limitations as defined in the agreements. The transfers of receivables to IPL Funding are recorded as sales however no gain or loss is recorded on the sale.

Under the receivables sale agreement, if IPL fails to maintain certain financial covenants regarding interest coverage and debt-to-capital ratios, it would constitute a "termination event." IPL is in compliance with such covenants.

As a result of IPL's current credit rating, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a "lock-box" event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of new receivables and cause all proceeds of the purchased receivables to be used to reduce the Purchaser's investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased receivables (currently $50 million.)

Derivatives: Enterprises has only limited involvement with derivative financial instruments and does not use them for trading purposes. Enterprises accounts for its derivatives in accordance with SFAS No. 133 "Accounting for Derivatives", as amended. Enterprises has one interest rate swap agreement, which it entered into as a means of managing the interest rate exposure on its variable-rate debt. Management has formally designated this swap as a hedge. Enterprises' balance sheets reflect the current fair market value of this swap and Enterprises records the change in its fair value in accumulated other comprehensive loss. Management relies on financial institutions, which use standard market conventions to determine the fair value of our swap. All methods of assessing fair value result in a general approximation of value and such value may never be realized.

Income Taxes: Deferred taxes are provided for all significant temporary differences between book and taxable income. The effects of income taxes are measured based on enacted laws and rates. Such differences include the use of accelerated depreciation methods for tax purposes, the use of different book and tax depreciable lives, rates and in-service dates and the accelerated tax amortization of pollution control facilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting basis of assets and liabilities. Those income taxes payable which are includable in allowable costs for ratemaking purposes in future years are recorded as regulatory assets with a corresponding deferred tax liability. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment.

Cash and Cash Equivalents: Enterprises considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

Investments: See Note 15 for a discussion of the accounting of Investments.

New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued new pronouncements: SFAS No. 142, "Goodwill and Other Intangibles" and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 142 requires the use of a non amortization approach to account for purchased goodwill and certain intangibles. Under a non amortization approach, goodwill and certain intangibles would not be amortized into results of operations, but instead would be reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value. SFAS No. 142 was effective for Enterprises beginning January 1, 2002. The adoption of SFAS No. 142 did not have any impact on Enterprises' financial position or results of operations.

SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long- lived asset. This statement was effective for Enterprises beginning January 1, 2003. Management does not expect the adoption of SFAS No. 143 to have a material impact on Enterprises financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses accounting for and reporting of the impairment or disposal of long-lived assets and was effective for Enterprises beginning January 1, 2002. The adoption of SFAS No. 144 did not have any impact on Enterprises' financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting for and reporting of costs associated with an exit or disposal activities. SFAS No. 146 required that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather then when the entity simply commits to a plan of exit or disposal. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Although Enterprises is currently not contemplating exit or disposal activities, SFAS No. 146 could have a material impact on our financial statements if and when such activities are initiated.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock- Based Compensation - Transition and Disclosure" an amendment of FASB Statement No. 123. SFAS No. 148 provides three alternative methods of accounting for stock-based compensation at fair value: (i) the prospective method; (ii) the modified prospective method; and (iii) the retroactive restatement method. Certain employees of Enterprises participate in the AES Stock Option Plan. No options were awarded to Enterprises employees during 2002. Effective January 1, 2003, Enterprises has elected to adopt fair value accounting for its stock-based compensation using the prospective method for recognizing stock-based compensation expense. The prospective method requires recognition of stock-based compensation expense at fair value for all awards granted in the year of adoption but not for previous awards. Enterprises will continue to use the Black-Scholes option-pricing model to determine the fair value of options issued. The expense for each award grant, including awards with graded vesting, will be recognized on a straight-line basis over the vesting period. Any forfeitures will be recognized when they occur.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires guarantors to recognize a liability for certain guarantees issued or modified after December 31, 2002, at the inception of such guarantee, for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 also requires guarantors to make additional disclosures for certain guarantees including, but not limited to the nature, terms, carrying amount and maximum potential obligation under such guarantees. Enterprises has included such disclosure in Note 14.

Use of Management Estimates: The preparation of financial statements in conformity with GAAP requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates.

Per Share Data: Effective March 27, 2001, as a result of the Share Exchange Agreement, IPALCO is a wholly-owned subsidiary of AES and no longer reports earnings on a per-share basis.

Reclassifications: Certain amounts from prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

4. UTILITY PLANT IN SERVICE

The original cost of utility plant in service at December 31, segregated by functional classifications, follows:

                                                        2002        2001
                                                     ----------- -----------
                                                          (IN THOUSANDS)
Production                                           $1,850,222  $1,771,022
Transmission                                            253,368     253,579
Distribution                                            879,205     826,531
General                                                 161,677     155,058
                                                     ----------- -----------
Total utility plant in service                       $3,144,472  $3,006,190
                                                     =========== ===========

Substantially all of IPL's property is subject to the lien of the indenture securing IPL's First Mortgage Bonds (See Note 9.)

5. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by Enterprises using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that Enterprises could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and Cash Equivalents: The carrying amount approximates fair value due to the short maturity of these instruments.

Long-Term Debt and Cumulative Preferred Stock of Subsidiary: The fair value of Enterprises' outstanding fixed rate debt and cumulative preferred stock have been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 2002, and 2001, the approximate fair value of Enterprises' long-term debt was $1,210 million and $1,397 million, respectively. The fair value of the variable-rate debt outstanding at December 31, 2002 and 2001 approximates its face amount, which is $40 million. The fair value of our interest rate swap agreement has been estimated to be $(8.7) million and $(3.7) million at December 31, 2002 and 2001, respectively. These amounts estimate what Enterprises would have to pay to sell its position in the swap. The fair value of IPL's cumulative preferred stock approximates its carrying amount as IPL is subject to regulation and gains and losses may be included in rates.

6. REGULATORY ASSETS

The amounts of regulatory assets at December 31 are as follows:

                                                        2002        2001
                                                     ----------- -----------
                                                          (IN THOUSANDS)
Related to deferred taxes (Note 3)                      $96,762     $52,033
Unamortized reacquisition premium on debt (Note 3)       18,172      19,666
Unamortized Petersburg Unit 4 carrying charges and
  certain other costs (Note 3)                           24,955      26,010
Other                                                       879         100
                                                     ----------- -----------
Total regulatory assets                                $140,768     $97,809
                                                     =========== ===========

Included in prepayments and other current assets at December 31, 2002 are deferred fuel costs of $1.4 million.

7. CAPITAL STOCK

The AES Acquisition: As described in Note 2, on March 27, 2001, AES acquired all of the outstanding common stock of IPALCO through the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, IPALCO became a wholly-owned subsidiary of AES, accounted for as a pooling of interests.

At the effective time of the share exchange, each of the outstanding 89,685,177 shares of IPALCO common stock was converted into the right to receive 0.463 of a share of AES common stock. IPALCO's common stock is pledged under AES' Amended and Restated Credit and Reimbursement Agreement dated as of Dec 12, 2002 as well as AES' Collateral Trust Agreement dated as of Dec 12, 2002. Treasury stock of $500.6 million was cancelled as a result of the acquisition. Accordingly, the common stock balance was reduced by $459.8 million and the remaining $40.8 million was applied against retained earnings.

There have been no changes to IPALCO's capital stock balances since this transaction.

Stock-Based Compensation: Prior to the acquisition of IPALCO by AES, IPALCO had various stock-based compensation plans. No additional grants can be made under these plans. Certain of Enterprises' employees currently participate in the AES Stock Option Plan. APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock-based plans have been applied by Enterprises. No compensation cost has been recognized for any of the options granted under IPALCO's plans because the stock option exercise price is equal to the fair value of the underlying common stock at the date of grant. Had compensation cost been determined based on the fair value at the grant dates for awards under the plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," Enterprises' net income for the year ended December 31, 2000 would have decreased from $154.6 million to the pro forma amount of $150.6 million. Enterprises estimated the SFAS No. 123 fair values by utilizing the binomial options pricing model with the following assumptions: dividend yields of 2.5% to 4.0%, risk-free rates of 5.2% to 6.7%, volatility of 13% to 22% and expected lives of five years. Compensation expense of $7.5 million as measured by the market value of the common stock at the balance sheet date, was recognized in 2000 in accordance with the vesting period for IPALCO's stock option plans. (See also Note 3 for information relating to the AES Stock Option Plan.)

Dividend Restrictions: Restrictions on the payment of cash dividends or other distributions of IPL common stock held by IPALCO and on the purchase or redemption of such shares by IPL are contained in the indenture securing IPL's First Mortgage Bonds. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL's preferred stock have been paid or declared and set apart for payment. All of IPL's retained earnings at December 31, 2002 were free of such restrictions. IPL is also restricted in its ability to pay dividends under the terms of its credit facilities if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before income taxes to interest expense not in excess of 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .60 to 1, in order to pay dividends. IPL was in compliance with such covenants as of December 31, 2002. There are no other restrictions on the retained earnings of IPALCO. (See also, Note 18.)

Cumulative Preferred Stock of Subsidiary: Preferred stock shareholders are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL Directors to constitute a majority. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, preferred stock consisted of the following:

                                      December 31, 2002      December 31,
                                    ---------------------- ------------------
                                        Shares      Call
                                     Outstanding   Price     2002     2001
                                    ---------------------- ------------------
                                                           (IN THOUSANDS)
Cumulative $100 Par Value,
   authorized 2,000,000 shares
4% Series                                  47,611 $118.00    $4,761   $4,761
4.2% Series                                19,331  103.00     1,933    1,933
4.6% Series                                 2,481  103.00       248      248
4.8% Series                                21,930  101.00     2,193    2,193
5.65% Series                              500,000     --     50,000   50,000
                                    --------------         ------------------
Total cumulative preferred stock          591,353           $59,135  $59,135
                                    ==============         ==================

Preferred stock dividends were $3.2 million during each of the years 2002, 2001 and 2000.

8. OTHER CURRENT LIABILITIES

Other current liabilities are as follows at December 31:

                                                        2002        2001
                                                     ----------- -----------
                                                          (IN THOUSANDS)
 Customer deposits                                       $9,046      $8,536
 Accrued payroll                                          2,969       2,441
*Deferred fuel cost                                           -       8,566
 Other                                                      812         354
                                                     ----------- -----------
 Total other current liabilities                        $12,827     $19,897
                                                     =========== ===========

*Represents a regulatory liability as of December 31, 2001. As of December 31, 2002, Enterprises had a deferred fuel cost asset of $1.4 million.

9. INDEBTEDNESS

Long-term Debt

Before IPL can incur long-term debt, it must first obtain approval from the IURC. On February 12, 2003, the IURC approved a petition filed by IPL, which gives IPL approval to, among other things, issue up to $160 million of new long-term debt, primarily for the purpose of funding a portion of IPL's planned capital expenditures over the next three years (See Note 18). Also, IPL and IPALCO have restrictions on the amount of new debt they may issue by contractual obligations of the parent company, AES. Under such restrictions, IPL is allowed to fully draw the $75 million available on its credit facilities, refinance existing debt, issue the $160 million approved by the IURC and issue certain other indebtedness.

The following table presents Enterprises' long-term indebtedness as of December 31, 2002 and 2001:

                                                 December 31,
                                                 ------------
Series                      Due                      2002        2001
-------------------------------------------------------------------------
                                                 (IN THOUSANDS)
IPL First Mortgage Bonds:
6.05%                       February 2004            $80,000     $80,000
8%                          October 2006              58,800      58,800
7.375%                      August 2007               80,000      80,000
6.10%*                      January 2016              41,850      41,850
5.40%*                      August 2017               24,650      24,650
5.50%*                      October 2023              30,000      30,000
7.05%                       February 2024            100,000     100,000
6.625%*                     December 2024             40,000      40,000
5.75%*                      August 2021               40,000      40,000
5.90%*                      December 2024             20,000      20,000
5.95%*                      December 2029             30,000      30,000
5.95%**                     August 2030               17,350      17,350
Unamortized discount - net                              -644        -720
                                                 ------------------------
Total first mortgage bonds                           562,006     561,930
                                                 ------------------------
IPL Unsecured Notes:
1995B*                      January 2023              40,000      40,000
6.375%*                     November 2029             20,000      20,000
                                                 ------------------------
Total IPL Unsecured Notes                             60,000      60,000
                                                 ------------------------
Total long term debt - IPL                           622,006     621,930
Long Term Debt - IPALCO:                         ------------------------
8.375% Senior Secured Notes, due November 2008       375,000     375,000
8.625% Senior Secured Notes, due November 2011       375,000     375,000
                                                 ------------------------
Total long term debt - IPALCO                        750,000     750,000
                                                 ------------------------
Total consolidated IPALCO long term debt          $1,372,006  $1,371,930
                                                 ========================

* Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.

** Notes are issued to the Indiana Development Finance Authority (the "IDFA"), to secure the loan of proceeds from various tax-exempt instruments issued by the IDFA.

IPL First Mortgage Bonds. The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL (IPL First Mortgage Bonds). Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a $562.7 million direct first mortgage lien. The IPL First Mortgage Bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2002.

The IPALCO Notes. In November 2001, Enterprises issued $375 million of 7.375% and $375 million of 7.625% Senior Secured Notes due November 14, 2008 and November 14, 2011, respectively (the IPALCO Notes), which are secured by IPALCO's pledge of all of the outstanding common stock of IPL. Interest on the IPALCO Notes is paid semi-annually on May 15 and November 15. Effective November 15, 2002, as a result of downgrades of IPALCO's credit rating during 2002, the interest rates on these notes were increased by 100 basis points. Any further reductions in the credit ratings of AES, IPALCO or IPL would not impact the interest rates on IPALCO or IPL's outstanding debt, but improvements in IPALCO's credit ratings could reduce the interest rates on the IPALCO Notes. The after- cost proceeds from the offering were used to paydown $74 million of IPALCO's short term borrowings and distribute $663 million to AES. The IPALCO Notes contain certain financial covenants based on earnings to interest expense and debt to capital, with which IPALCO is in compliance.

Variable-Rate Debt. The IPL 1995B notes provide for an interest rate that varies with the tax-exempt weekly rate. These notes are classified as long- term liabilities because IPL maintains a $40.6 million long-term credit facility supporting these agreements, which was unused at December 31, 2002. IPL, at its option, can change the interest rate mode for the 1995B notes to be based on other short-term rates. The interest rate on this note is synthetically fixed at 5.21% using a swap agreement. The interest rate swap agreement is accounted for on a settlement basis.

Extraordinary Loss. In November 2000, Enterprises sold its Thermal Assets (see Note 2) and used a portion of the net proceeds to retire $87.8 million of debt specifically assignable to those assets. In connection with the retirement of such debt, Mid-America incurred make-whole payments and wrote off debt issuance costs of $4.3 million (net of tax), which was recorded as an extraordinary loss.

Debt Maturities. Maturities on indebtedness subsequent to December 31, 2002, are as follows:

        Year            Amount
-----------------------------------
                    (IN THOUSANDS)
2003                          $300
2004                        80,000
2005                             0
2006                        58,800
2007                        80,000
Thereafter               1,153,850
                    ---------------
Total                   $1,372,950
                    ===============

Lines Of Credit

IPL has two unused unsecured committed credit facilities with an aggregate borrowing capacity of $75 million. These facilities mature on May 23, 2003 and June 13, 2003 and are subject to certain financial covenants, with which IPL is in compliance.

10. INCOME TAXES

IPALCO follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. IPALCO and its subsidiaries file consolidated federal and state income tax returns with AES. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income. Income taxes are allocated to the IPALCO subsidiaries based on their respective taxable income or losses.

Federal and state income taxes charged to income are as follows:

                                                      2002     2001     2000
                                                  ---------------------------
                                                           (IN THOUSANDS)
Utility Operating Expenses:
Current income taxes:
Federal                                            $53,585  $63,824 $102,171
State                                                7,201    8,592   13,580
                                                  ---------------------------
  Total current taxes                               60,786   72,416  115,751
                                                  ---------------------------
Deferred federal income taxes                       42,061   (9,873) (39,520)
Deferred state income taxes                          6,308     (772)  (4,632)
                                                  ---------------------------
  Total deferred income taxes                       48,369  (10,645) (44,152)
                                                  ---------------------------
Net amortization of investment credit               (2,763)  (2,767)  (2,768)
                                                  ---------------------------
  Total charge to utility operating expenses       106,392   59,004   68,831
Net debit (credit) to other income and deductions  (23,184) (14,388)  44,823
                                                  ---------------------------
                                                    83,208   44,616  113,654
Extraordinary loss on early retirement of debt           0        0   (2,602)
                                                  ---------------------------
Total federal and state income tax provisions      $83,208  $44,616 $111,052
                                                  ===========================

The provision for federal income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

                                                    2002     2001     2000
                                                  ---------------------------
Federal statutory tax rate                            35.0%    35.0%    35.0%
Effect of state income taxes                          (1.8)    (2.1)    (1.9)
Amortization of investment tax credits                (1.3)    (2.2)    (1.0)
Preferred dividends of subsidiary                      0.5      0.9      0.4
Nondeductible expenses                                 0.0      0.0      2.8
Other - net                                            1.8     (1.7)     0.6
                                                  ---------------------------
Effective federal tax rate                            34.2%    29.9%    35.9%
                                                  ===========================

The significant items comprising Enterprises' net accumulated deferred tax liability recognized in the consolidated balance sheets as of December 31, 2002, and 2001, are as follows:

                                                        2002        2001
                                                     ----------- -----------
Deferred tax liabilities:                                 (IN THOUSANDS)
Relating to utility property                           $462,369    $404,559
Other                                                     9,590       4,218
                                                     ----------- -----------
Total deferred tax liabilities                          471,959     408,777
Deferred tax assets:                                 ----------- -----------
Relating to utility property                             62,142      57,418
Investment tax credit                                    20,643      20,474
Employee benefit plans                                   53,857      58,740
Other                                                    (3,431)        650
                                                     ----------- -----------
Total deferred tax assets                               133,211     137,282
                                                     ----------- -----------
Accumulated net deferred tax liability                  338,748     271,495
  Less: Current portion of deferred tax liability           812         300
                                                     ----------- -----------
Accumulated deferred income taxes - net                $337,936    $271,195
                                                     =========== ===========

11. RATE MATTERS

Demand Side Management (DSM) Program: On August 18, 1999, IPL received an IURC order approving a settlement agreement authorizing IPL to extend its low income qualified residential DSM program through July 30, 2000. Subsequent orders on March 9, 2000 and October 17, 2001 further extended this program through October 17, 2003. The regulatory asset related to this program has a balance of approximately $166,000 and $100,000 at December 31, 2002 and 2001, respectively (see Note 3).

Elect Plan: During 1998, the IURC approved a plan that allows IPL customers with less than 2,000 kilowatts of demand an opportunity to choose optional service or payment plans. This includes a green power option, a fixed- rate per unit of consumption option and a fixed bill option. Customers not choosing one of these options continue to receive electric service under existing tariffs. The Elect Plan was extended by an IURC order through December 31, 2006.

12. PENSION BENEFITS

Employees' Retirement Plan: Substantially all employees of Enterprises are covered by the Employees' Retirement Plan of Indianapolis Power & Light Company (the Defined Benefit Pension Plan.) The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee's pension band and years of service. Pension bands are based primarily on job duties and responsibilities. Benefit accrual was frozen for all non-union participants effective July 8, 2001. The non-union participants who had their benefit accrual frozen also were prohibited from making additional contributions to the IPL defined contribution plan (the Thrift Plan.) These non- union people became eligible to participate in the AES defined contribution plan.

In the 4th quarter of 2002, the non-union people who had their defined benefit pension frozen on July 8, 2001 were given a one-time, irrevocable choice to either (1) continue as an active participant in the AES defined contribution plan; or (2) return to the IPL defined benefit plan as an active participant, and return to the Thrift Plan as an active participant.

Enterprises' funding policy for the Defined Benefit Pension Plan is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes.

Supplemental Retirement Plan: Additionally, a select group of former management employees of IPALCO and IPL who have terminated vested benefits are covered under a funded supplemental retirement plan.

The following tables present information relating to the Defined Benefit Pension Plan and supplemental retirement plan:

                                                        Pension Benefits
                                                        2002        2001
                                                     ----------- -----------
Change in benefit obligation:                             (IN THOUSANDS)
Benefit obligation at beginning of year                $383,328    $341,855
Service cost                                              2,844       2,705
Interest cost                                            26,722      26,057
Actuarial loss                                           18,850      27,371
Amendments (primarily 11% increase in union member
  pension bands)                                          8,520           -
Partial curtailment loss                                      -       1,017
VERP benefit cost                                             -      18,816
Settlements                                                   -     (13,771)
Settlement loss                                               -         558
Benefits paid                                           (29,634)    (21,280)
                                                     ----------- -----------
  Benefit obligation at end of year                     410,630     383,328
                                                     ----------- -----------
Change in plan assets:
Fair value of plan assets at beginning of year          257,779     311,518
Actual return on plan assets                            (19,447)    (30,327)
Employer contribution                                    15,171      11,639
Settlements                                                   -     (13,771)
Benefits paid                                           (29,634)    (21,280)
                                                     ----------- -----------
  Fair value of plan assets at end of year              223,869     257,779
                                                     ----------- -----------
  Funded status                                        (186,761)   (125,549)
  Unrecognized net gain                                  80,139      20,257
  Unrecognized prior service cost                        14,494       6,686
  Unrecognized net transition asset                      (4,100)     (5,514)
  Adjustment to recognize minimum liability             (90,533)    (21,429)
                                                     ----------- -----------
    Accrued benefit cost                              ($186,761)  ($125,549)
                                                     =========== ===========

                                                                      Pension Benefits
                                                                ---------------------------
                                                                  2002     2001     2000
                                                                ---------------------------
                                                                         (IN THOUSANDS)

Components of net periodic benefit cost
Service cost                                                      $2,844   $2,705   $6,138
Interest cost                                                     26,722   26,057   20,519
Expected return on plan assets                                   (22,203) (26,364) (27,181)
Amortization of transition (asset) obligation                     (1,414)  (1,414)  (1,414)
Amortization of prior service cost                                   712    1,017    1,580
Recognized actuarial gain                                            105   (1,297)  (2,869)
                                                                ---------------------------
Net periodic benefit cost                                          6,766      704   (3,227)
Amount of curtailment (gain)/loss recognized                           -    5,403    6,701
Amount of settlement (gain)/loss recognized                            -    4,000        -
Cost of special or contractual termination benefits recognized         -   18,816   56,771
                                                                ---------------------------
Total pension cost                                                 6,766   28,923   60,245
Less: amounts to other parties                                         -       11      (52)
Less: amounts capitalized                                            830      135     (586)
                                                                ---------------------------
Amount charged to expense                                         $5,936  $28,777  $60,883
                                                                ===========================
Weighted average assumptions as of December 31
Discount rate                                                       6.75%    7.25%     8.0%
Expected return on Defined Benefit Pension Plan assets               8.9%     9.0%     9.0%
Expected return on supplemental retirement plan assets               8.9%     8.0%     8.0%

On November 9, 2000, Enterprises implemented a Voluntary Early Retirement Program (VERP I). This program offered enhanced retirement benefits upon early retirement to eligible employees. VERP I was available to all employees, except officers, whose combined age and years of service totaled at least 75 on June 30, 2001. Participation was limited to, and subsequently accepted by 400 qualified employees. Participants elected actual retirement dates in 2001. Additionally, Enterprises currently intends to provide post-retirement benefits to VERP I retirees until age 55 at which time they will be eligible to receive benefits from the independent VEBA Trust. Enterprises reserves the right to modify or terminate post-retirement health care and life insurance benefits being provided by IPL. Enterprises recognized the $56.8 million pre-tax non-cash pension and $5.2 million other post-retirement benefit costs of VERP I in December 2000.

On June 1, 2001, Enterprises implemented a second Voluntary Early Retirement Program (VERP II). Upon expiration of the revocation period on July 23, 2001, 142 employees accepted VERP II. Enterprises recognized $17.2 million in pre-tax non-cash pension costs and $2.6 million in other post-retirement benefit costs associated with VERP II in the third quarter of 2001.

On September 14, 2001, Enterprises implemented a third Voluntary Early Retirement Program (VERP III) limited to personnel at our Petersburg Generating Station. Upon expiration of the revocation period on October 31, 2001, nine employees accepted VERP III. Enterprises recognized $2.0 million in pre-tax non- cash pension costs and $2.0 million in other post-retirement benefit costs associated with VERP III in September 2001.

During 2000, IPL recognized a non-cash $6.7 million curtailment loss for the supplemental retirement plan reflecting the expected near-term retirement of certain plan participants. In conjunction with recording a minimum pension liability of $3.5 million for this plan, Enterprises recorded an intangible asset of $1.7 million. The net difference of $1.8 million was recorded as other comprehensive loss.

The Thrift Plan: Substantially all employees of Enterprises are covered by the Thrift Plan, which is a defined contribution plan sponsored by IPL. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 4% of the participant's base compensation. Employer contributions to the Thrift Plan were $1.2 million, $2.2 million and $3.5 million for 2002, 2001 and 2000, respectively.

The Wealth Accumulation Plan: Certain of Enterprises' employees are also covered by the AES Profit Sharing and Stock Ownership Plan, which is a defined contribution plan sponsored by AES. Participants elect to make contributions to the AES defined contribution plan based on a percentage of their taxable compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 5% of the participant's taxable compensation. In addition, the AES defined contribution plan has a profit sharing component where AES contributes a percentage of each employee's annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the AES defined contribution plan were $3.4 million and $1.7 million for 2002 and 2001, respectively.

  OTHER POST-RETIREMENT BENEFITS

The Group Benefits Plan: IPL sponsors a group benefits plan which provides certain health care and life insurance benefits to active employees. Prior to October 20, 2000, the plan also provided certain health care and life insurance benefits to employees who retired from active service on or after attaining age 55 and had rendered at least 10 years of service. The post- retirement benefit costs of this plan were funded through a Voluntary Employee Beneficiary Association (VEBA) Trust (VEBA Trust). In the fourth quarter of 2000, IPL curtailed and settled for $7.5 million the post-retirement medical and life insurance benefit portion of its overall group benefits plan. On April 30, 2001, all assets of the VEBA Trust and its obligations were formally spun-off to an independent trustee into a newly formed plan, the Voluntary Employee Beneficiary Association Plan (the "VEBA Plan") that provides post retirement medical and life benefits to retirees who retired from IPL or IPALCO before October 20, 2000. In addition, people who were employed by IPL or IPALCO on October 20, 2000, who subsequently retire from IPL or IPALCO and who meet the retirement requirements of age 55 or older and 10 or more years service are eligible for post-retirement health care benefits under the VEBA Trust. The VEBA Plan is sponsored and administered by an independent VEBA Committee.

In November 2002, IPL and the International Brotherhood of Electrical Workers (IBEW) union reached an agreement whereby IPL will provide post-retirement health care benefits to IBEW members who were employed by IPL after October 20, 2000. The plan was amended accordingly.

On December 23, 2002, Enterprises executed an agreement with the administrator of the VEBA Trust to provide post-retirement medical and life insurance benefits to VERP II and VERP III participants from age 55 until age 62, subject to our right to modify or terminate such benefits in the future. The additional cost is estimated to be $7.5 million to be amortized over 8 years. When those retirees reach age 62, they will be eligible for benefits from the VEBA Trust.

The following tables present information relating to other post retirement benefits:

Other Post Retirement Benefits                          2002        2001
                                                     ----------- -----------
Change in benefit obligation:                             (IN THOUSANDS)
Benefit obligation at beginning of year                  $9,504      $5,237
Interest cost                                               438         396
Actuarial (gain) loss                                      (775)        440
Plan amendments                                           5,111           -
Termination benefits                                          -       4,069
Benefits paid                                            (1,620)       (638)
                                                     ----------- -----------
Benefit obligation at end of year                        12,658       9,504
                                                     ----------- -----------
Change in plan assets:
Employer contribution                                     1,620         638
Benefits paid                                            (1,620)       (638)
                                                     ----------- -----------
Fair value of plan assets at end of year                      -           -
                                                     ----------- -----------
Funded status                                           (12,658)     (9,504)
Unrecognized net gain                                      (377)          -
Unrecognized prior service cost                           7,070           -
                                                     ----------- -----------
Accrued benefit cost                                    ($5,965)    ($9,504)
                                                     =========== ===========

Other Benefits                                   2002    2001    2000
                                               ------------------------
Components of net periodic benefit cost:            (IN THOUSANDS)
Service cost                                        $0      $0  $3,323
Interest cost                                      438     396   9,846
Expected return on plan assets                       -       -  (9,703)
Amortization of transition (asset) obligation        -       -   5,100
Recognized actuarial gain                          399     440  (2,642)
                                               ------------------------
Net periodic benefit cost                          837     836   5,924
Curtailment charge (credit)                          -       -  55,171
Settlement charge (credit)                           -       - (46,547)
Cost of special or contractual
  termination benefits recognized                    -   2,110       -
Less: amounts capitalized                          103      83   1,076
                                               ------------------------
Amount charged to expense                         $734  $2,863 $13,472
                                               ========================
Discount rate as of December 31                   6.75%   7.25%   7.75%

Other benefit estimates were prepared using an expected rate of return on plan assets of 9.0% for 2000. For measurement purposes, we assumed an annual rate of increase in the per capita cost of covered medical care benefits of 10.0% for 2003, gradually declining to 5.5% in 2007 and remaining level thereafter. In addition, we assumed an annual rate of increase in the per capita cost of covered prescription drugs of 15.0% for 2003, gradually declining to 5.5% in 2012 and remaining level thereafter. The effect of a one percentage point increase and decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic post retirement health care benefit costs is $8,467 and $(8,287), respectively. The effect of a one percentage point increase and decrease in the assumed health care cost trend rates on the accumulated post retirement benefit obligation for health care benefit costs is $597,057 and $(547,234), respectively. We assumed a 5.9% blended rate of increase in the per capita cost of covered health care benefits (medical and prescription drugs) for 2000. The plan assets were spun- off on October 20, 2000 to an independent trustee.

14. COMMITMENTS AND CONTINGENCIES

In March 2002, IPALCO and certain former officers and directors of IPALCO were named as defendants in a purported Employment Retirement Income Security Act (ERISA) class action lawsuit filed in the U.S. District Court for the Southern District of Indiana. On May 28, 2002, an amended complaint was filed asserting that the former members of the pension committee breached their fiduciary duties to the plaintiffs under the ERISA by investing assets of the Thrift Plan in the common stock of IPALCO prior to the acquisition of IPALCO by AES. On July 22, 2002, the defendants filed a motion to dismiss the lawsuit, which motion was denied. While we cannot predict the outcome, we do not believe that the suit will have a material adverse effect on Enterprises' financial condition, results of operations or liquidity.

In September 2002, IPALCO and certain of its former officers and directors were sued in the U.S. District Court for the Southern District of Indiana in connection with IPALCO's acquisition by AES. The lawsuit purports to be filed on behalf of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock. The complaint alleges violations of Section 11 of the Securities Act; Sections 10(b), 14(a) and 20(a) of the Exchange Act and Rules 10b-5 and 14a-9. We believe that we have meritorious defenses to the suit. While we cannot predict the outcome, we do not believe that the suit will have a material adverse effect on Enterprises' financial condition, results of operations or liquidity.

IPL has been named as a defendant in approximately 55 pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. Many of the original primary defendants— the asbestos manufacturers— have filed for bankruptcy protection. IPL has insurance coverage for many of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged. Although we do not believe that any of the pending asbestos suits in which IPL is a named defendant will have a material adverse effect on Enterprises business or operations, we are unable to predict the number or effect any additional suits may have. Accordingly, we cannot assure that the pending or any additional suits will not have a material effect on our business or operations.

In addition, Enterprises is involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on Enterprises' consolidated financial statements.

With respect to environmental issues, IPL has ongoing discussions with various regulatory authorities and we continue to believe that IPL is in compliance with its various permits. On October 27, 1998, the U.S. Environmental Protection Agency issued a final rule, referred to as the NOx SIP call, which imposes more stringent limits on nitrogen oxide (NOx) emissions from fossil fuel-fired steam electric generators. IPL's current estimates are the NOx SIP call will necessitate additional capital expenditures of approximately $227 million during 2003-2005 to achieve substantially all of the required NOx emission reductions. The scope of the construction program associated with NOx emission reductions could be reduced by purchasing some of the required NOx emission allowances in the market, subject to IURC approval.

On November 14, 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of clean coal technology (CCT) to allow IPL to meet the NOx emission limits imposed pursuant to EPA's NOx SIP Call. The IURC approved the use of qualified pollution control property as defined in I.C. 8-1-2-6.6 and ratemaking treatment through an Environmental Compliance Cost Recovery Adjustment. The ratemaking treatment provided for in the IURC order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expense associated with these projects, as well as the recovery of operating and maintenance costs associated with these projects. The ratemaking treatment also provides for recovery of expenditures related to the purchase of NOx emission allowance, should such expenditures be made to supplement IPL's CCT construction projects. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC in subsequent fuel adjustment charge proceedings. The increase in the amount of rate revenues and authorized net operating income resulting from IPL's CCT plan will be determined in periodic filings to the IURC to be made at an interval of no more often than every 6 months and will depend on the amount of cumulative investment and operating and maintenance expenditures at the time of each of the filings.

As of December 31, 2002, Mid-America had a commitment to invest additional capital of $9.6 million in EnerTech Capital Partners II L.P., a venture capital fund. IPALCO has guaranteed the prompt payment of this commitment when it may become due pursuant to the terms of the partnership agreement between Mid- America and EnerTech. As required by GAAP, there is no liability on the accompanying balance sheets for this guarantee.

In connection with the sale of the Thermal assets, Cleveland Thermal Energy Corporation (CTEC) and Cleveland District Cooling Corporation (CDCC) have agreed to indemnify the buyer on an after-tax basis from and against all losses arising out of: any liabilities excluded from the sale; and certain litigation and environmental matters existing at the closing date, November 2, 2000. IPALCO has guaranteed this indemnification up to $14.6 million. Claims regarding a breach of an environmental representation or regarding an excluded liability must be brought on or before November 2, 2004. The indemnification provided for under this agreement will in no event exceed the total aggregate purchase price, or $14.6 million.

15. INVESTMENTS

Enterprises has classified its investments in marketable equity securities as available-for-sale, and any unrealized gains or losses are recorded as a separate component of shareholder's equity. In 2000, Mid-America sold a portion of its investment in an internet holding company, resulting in a realized gain of $112.6 million. The total realized gain is reduced by related compensation expenses and gross receipts tax of $10.3 million and income taxes of $42.2 million, which are included in OTHER INCOME AND (DEDUCTIONS). The after-tax proceeds were applied primarily to the reduction of Enterprises' outstanding unsecured debt. During 2000, unrealized losses of $61.8 million ($37.6 million after-tax) were recorded to ACCUMULATED OTHER COMPREHENSIVE LOSS to reflect the decrease in market price for the unsold portion of that investment.

As of December 31, 2002, Mid-America owned a 6.6% investment in EnerTech Capital Partners II L.P., a venture capital fund, recorded at approximately $4.2 million.

16. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Enterprises' reportable business segments are electric and "all other." The "all other" category includes the IPALCO Notes, costs associated with the AES Acquisition, and all of IPALCO's subsidiaries other than IPL. Our Thermal Assets, which included our steam distribution system and our chilled water cooling and distribution assets were in the "all other" category up until their sale on November 20, 2000. The operations of our Cleveland Energy Resources subsidiary were in the "all other" segment prior to being sold effective May 21, 2001. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales are generally based on prices that reflect the current market conditions.

The following tables provide information about Enterprises' business segments (in millions):

                                          2002                        2001                        2000
                               --------------------------- --------------------------- ---------------------------
                                         All (1)                       All                         All
                               Electric   Other    Total   Electric   Other    Total   Electric   Other    Total
                               --------------------------- --------------------------- ---------------------------
Operating Revenues                 $818        0     $818      $828        0     $828      $831       28      859
Depreciation and Amortization       118        0      118       111        0      111       108        3      111
Income Taxes                        108      (25)      83        55      (10)      45        69       45      114
Net Income                          166      (41)     125        91      (13)      78        83       72      155
Property - net of Depreciation    1,689        1    1,690     1,666        2    1,668     1,648       12    1,660
Capital Expenditures                 95        0       95       127        0      127        76        0       76

(1) The All Other segment includes $2.2 million of equity losses in Mid- America's investment in EnerTech in 2002.

17. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2002, and 2001, by quarter, are as follows (in thousands):

                                                        2002
                           ------------------------------------------------------------
                              March 31        June 30     September 30    December 31
                           ------------------------------------------------------------
Utility operating revenue        $197,470       $197,168       $226,755       $196,574
Utility operating income           50,974         47,277         61,128         41,207
Net income                         33,384         29,040         40,845         21,677

                                                        2001
                           ------------------------------------------------------------
                            March 31 (1)      June 30     September 30    December 31
                           ------------------------------------------------------------
Utility operating revenue        $209,052       $205,473       $224,960       $188,561
Utility operating income           10,320         46,734         34,799         38,788
Net income                         (9,640)        34,324         24,712         28,551

(1) The first quarter 2001 results reflect termination benefit agreement costs (see Note 2).

The quarterly figures reflect seasonal and weather-related fluctuations that are normal to IPL's operations.

18. SUBSEQUENT EVENTS

On February 12, 2003, the IURC issued an Order approving IPL's financing program, including, among other things, the issuance of up to $160 million of additional long-term debt to pay, in part, for IPL's construction program during 2003-2005, and the refinancing of $80 million of long-term debt, which matures in February 2004. The Order approved the requested financing but set forth a process whereby IPL must file a report with the IURC, prior to declaring or paying a dividend, that sets forth (1) the amount of any proposed dividend, (2) the amount of dividends distributed during the prior twelve months, (3) an income statement for the same twelve-month period, (4) the most recent balance sheet, and (5) IPL's capitalization as of the close of the preceding month, as well as a pro forma capitalization giving effect to the proposed dividend, with sufficient detail to indicate the amount of unappropriated retained earnings. If within twenty (20) calendar days the IURC does not initiate a proceeding to further explore the implications of the proposed dividend, the proposed dividend will be deemed approved. The Order stated that such process should continue in effect during the term of the financing authority, which expires December 31, 2006.

On February 28, 2003, IPL filed a petition for reconsideration, or in the alternative, for rehearing with the IURC. This petition seeks clarification of certain provisions of the Order. In addition, the petition requests that the IURC establish objective criteria in connection with the reporting process related to IPL's long term debt capitalization ratio. Whether or not such petition is successful, we have no reason to believe the IURC will prevent IPL from paying future dividends in the ordinary course of prudent business operations. On March 14, 2003, IPL filed a Notice of Appeal in the Indiana Court of Appeals in order to preserve its rights to appeal the IURC Order, if such an appeal is deemed appropriate.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of Indianapolis Power & Light Company:

We have audited the accompanying balance sheets of Indianapolis Power & Light Company (the "Company") as of December 31, 2002 and 2001, and the related statements of income, common shareholder's equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Indianapolis Power & Light Company as of December 31, 2002 and 2001, and its results of operations and cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

January 17, 2003

(March 14, 2003 as to Note 17)

INDIANAPOLIS POWER & LIGHT COMPANY
Statements of Income
For the Years Ended December 31, 2002, 2001 and 2000

(IN THOUSANDS)
                                                                    2002       2001       2000
                                                                  ---------  ---------  ---------
UTILITY OPERATING REVENUES
  Electric                                                        $817,967   $828,046   $830,955
  Steam                                                                  -          -     27,580
                                                                  ---------  ---------  ---------
    Total operating revenues                                       817,967    828,046    858,535
                                                                  ---------  ---------  ---------
OPERATING EXPENSES:
  Operation:
    Fuel                                                           173,028    182,471    190,703
    Other                                                          109,313    136,548    154,476
  Power purchased                                                   18,002     16,932     13,206
  Steam purchased                                                        -          -      5,259
  Maintenance                                                       62,065     77,786     79,437
  Voluntary early retirement program benefit costs                       -     23,751     62,007
  Termination benefit agreement costs                                    -     54,540          -
  Depreciation and amortization                                    117,985    110,772    111,045
  Taxes other than income taxes                                     30,596     35,601     37,348
  Income taxes - net                                               106,392     59,004     68,831
                                                                  ---------  ---------  ---------
    Total operating expenses                                       617,381    697,405    722,312
                                                                  ---------  ---------  ---------
OPERATING INCOME                                                   200,586    130,641    136,223
                                                                  ---------  ---------  ---------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                3,927      1,341      2,073
  Miscellaneous income and deductions - net                           (590)    (1,803)    (2,140)
  Gains on sales of assets, net                                      4,798          -          -
   Loss on sale of steam assets                                          -          -    (21,172)
  Termination benefit agreement costs                                    -     (2,565)         -
  Income taxes applicable to other income and deductions            (1,323)     4,135      8,893
                                                                  ---------  ---------  ---------
    Total other income and (deductions) - net                        6,812      1,108    (12,346)
                                                                  ---------  ---------  ---------
INCOME BEFORE INTEREST CHARGES                                     207,398    131,749    123,877
                                                                  ---------  ---------  ---------
INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                        40,334     38,949     38,413
  Other Interest                                                       493        544      1,046
  Allowance for borrowed funds used during construction             (1,811)      (633)      (961)
  Amortization of redemption premium and expense on debt - net       1,895      2,088      1,926
                                                                  ---------  ---------  ---------
    Total interest and other charges - net                          40,911     40,948     40,424
                                                                  ---------  ---------  ---------
NET INCOME                                                         166,487     90,801     83,453

PREFERRED DIVIDEND REQUIREMENTS                                      3,213      3,213      3,213
                                                                  ---------  ---------  ---------
INCOME APPLICABLE TO COMMON STOCK                                 $163,274    $87,588    $80,240
                                                                  =========  =========  =========

  See notes to financial statements

INDIANAPOLIS POWER & LIGHT COMPANY
Balance Sheets
As of December 31, 2002 and 2001

(IN THOUSANDS)

                             ASSETS                                  2002         2001
UTILITY PLANT:                                                    -----------  -----------
  Utility plant in service                                        $3,144,472   $3,006,190
  Less accumulated depreciation                                    1,536,986    1,443,736
                                                                  -----------  -----------
      Utility plant in service - net                               1,607,486    1,562,454
                                                                  -----------  -----------
  Construction work in progress                                       73,696       92,522
  Property held for future use                                         7,708       10,741
                                                                  -----------  -----------
      Utility plant - net                                          1,688,890    1,665,717
                                                                  -----------  -----------
OTHER PROPERTY -
  At cost, less accumulated depreciation                               5,040        5,730
                                                                  -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents                                           25,077        9,204
  Accounts receivable and unbilled revenue (less allowances
    for doubtful accounts of $1,526 and $1,065 respectively)          41,473       47,781
  Receivable due from Parent                                              81        1,351
  Fuel - at average cost                                              22,023       28,970
  Materials and supplies - at average cost                            47,880       48,381
  Net income tax refunds receivable                                    4,166        7,900
  Prepayments and other current assets                                 4,498        1,322
                                                                  -----------  -----------
      Total current assets                                           145,198      144,909
                                                                  -----------  -----------
DEFERRED DEBITS:
  Regulatory assets                                                  140,768       97,809
  Miscellaneous                                                       20,153       13,007
                                                                  -----------  -----------
      Total deferred debits                                          160,921      110,816
                                                                  -----------  -----------
              TOTAL                                               $2,000,049   $1,927,172
                                                                  ===========  ===========
                 CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                    $324,537     $324,537
    Premium and net gain on preferred stock                            2,642        2,642
    Retained earnings                                                368,950      363,083
    Accumulated other comprehensive loss                             (52,619)     (11,469)
                                                                  -----------  -----------
      Total common shareholder's equity                              643,510      678,793
                                                                  -----------  -----------
  Cumulative preferred stock                                          59,135       59,135
  Long-term debt (less current maturities
    and sinking fund requirements)                                   622,007      621,930
                                                                  -----------  -----------
      Total capitalization                                         1,324,652    1,359,858
                                                                  -----------  -----------
CURRENT LIABILITIES:
  Accounts payable                                                    30,313       47,798
  Accrued expenses                                                    16,136       15,074
  Dividends payable                                                      797          806
  Accrued income and other taxes                                      30,071       25,273
  Accrued interest                                                    14,629       14,514
  Other current liabilities                                           12,827       19,897
                                                                  -----------  -----------
      Total current liabilities                                      104,773      123,362
                                                                  -----------  -----------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                            338,322      271,031
  Unamortized investment tax credit                                   30,927       33,690
  Accrued postretirement benefits                                      5,965        9,504
  Accrued pension benefits                                           186,761      125,549
  Miscellaneous                                                        8,649        4,178
                                                                  -----------  -----------
      Total deferred credits and other long-term liabilities         570,624      443,952
                                                                  -----------  -----------
COMMITMENTS AND CONTINGENCIES (Note 14)

              TOTAL                                               $2,000,049   $1,927,172
                                                                  ===========  ===========

See notes to financial statements

INDIANAPOLIS POWER & LIGHT COMPANY
Statements of Cash Flows
For the Years Ended December 31, 2002, 2001and 2000

(IN THOUSANDS)
                                                                           2002       2001         2000
CASH FLOWS FROM OPERATIONS:                                             ---------- ---------- ----------
  Net income                                                             $166,487    $90,801    $83,453
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                         118,100    110,070    110,291
    Amortization of regulatory assets                                       2,765      3,156     11,633
    Deferred income taxes and investment tax credit adjustments - net      20,311    (22,675)   (54,451)
   (Gains) loss on sales of assets, net                                    (4,798)         -     21,172
    Allowance for funds used during construction                           (5,738)    (1,974)    (3,034)
  Change in certain assets and liabilities:
    Accounts receivable                                                     7,578     63,643    (63,176)
    Fuel, materials and supplies                                            7,448     (5,909)    22,633
    Net income taxes receivable or payable                                  3,734    (16,970)     7,491
    Accounts payable and accrued expenses                                 (16,423)    10,416       (981)
    Accrued other taxes                                                     4,798      4,118          -
    Accrued pension benefits                                               13,180     15,153      5,402
    Provision for early retirement program benefit costs                        -     23,751     62,007
    Other - net                                                           (10,646)       350      2,405
                                                                        ---------- ---------- ----------
Net cash provided by operating activities                                 306,796    273,930    204,845
                                                                        ---------- ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures                                              (137,196)  (126,517)   (75,712)
  Proceeds from the sales of assets                                         9,860          -     54,650
  Other                                                                    (2,151)    (5,315)     1,132
                                                                        ---------- ---------- ----------
Net cash used in investing activities                                    (129,487)  (131,832)   (19,930)
                                                                        ---------- ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt                                                  -     (6,150)         -
  Short-term debt - net                                                         -          -    (49,000)
  Common dividends paid                                                  (157,407)  (135,970)  (134,968)
  Preferred dividends paid                                                 (3,213)    (3,213)    (3,213)
  Other                                                                      (816)    (1,499)       (30)
                                                                        ---------- ---------- ----------
Net cash used in financing activities                                    (161,436)  (146,832)  (187,211)
                                                                        ---------- ---------- ----------
Net increase (decrease) in cash and cash equivalents                       15,873     (4,734)    (2,296)
Cash and cash equivalents at beginning of period                            9,204     13,938     16,234
                                                                        ---------- ---------- ----------
Cash and cash equivalents at end of period                                $25,077     $9,204    $13,938
                                                                        ========== ========== ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                  $38,911    $37,392    $38,504
                                                                        ========== ========== ==========
    Income taxes                                                          $60,079    $70,296   $114,014
                                                                        ========== ========== ==========

See notes to financial statements

INDIANAPOLIS POWER & LIGHT COMPANY
Statements of Common Shareholder's Equity
For the Years Ended December 31, 2002, 2001 and 2000

(IN THOUSANDS)
                                                                      Premium
                                                                      and Net     Retained     Accumulated
                                                                      Gain on     Earnings        Other
                                                            Common   Preferred  (Accumulated  Comprehensive
                                                            Stock      Stock      Deficit)    Income (Loss)     Total
                                                          ---------- ---------- ------------- --------------  ----------
Balance at January 1, 2000                                 $324,537     $2,642      $453,331             $0    $780,510
   Cash dividends declared - common stock                                           (136,539)                  (136,539)
   Cash dividends declared - cumulative preferred stock                               (3,213)                    (3,213)
  Comprehensive Income:
    Net income                                                                        83,453                     83,453
    Minimum pension liability adjustment                                                            ($1,820)    ($1,820)
                                                          ---------- ---------- ------------- --------------  ----------
 Total Comprehensive Income                                       0          0        83,453         (1,820)     81,633
                                                          ---------- ---------- ------------- --------------  ----------
Balance at December 31, 2000                               $324,537     $2,642      $397,032        ($1,820)   $722,391
   Cash dividends declared - common stock                                           (121,537)                  (121,537)
   Cash dividends declared - cumulative preferred stock                               (3,213)                    (3,213)
  Comprehensive Income:
   Net income                                                                         90,801                     90,801
   Minimum pension liability adjustment                                                              (7,332)     (7,332)
   Adjust financial instruments to fair market value                                                 (2,317)     (2,317)
                                                          ---------- ---------- ------------- --------------  ----------
 Total Comprehensive Income                                       0          0        90,801         (9,649)     81,152
                                                          ---------- ---------- ------------- --------------  ----------
Balance at December 31, 2001                               $324,537     $2,642      $363,083        (11,469)   $678,793
   Cash dividends declared - common stock                                           (157,407)                  (157,407)
   Cash dividends declared - cumulative preferred stock                              ($3,213)                   ($3,213)
  Comprehensive Income:
   Net income                                                                        166,487                    166,487
   Minimum pension liability adjustment                                                             (38,050)    (38,050)
   Adjust financial instruments to fair market value                                                 (3,100)     (3,100)
                                                          ---------- ---------- ------------- --------------  ----------
 Total Comprehensive Income                                       0          0       166,487        (41,150)    125,337
                                                          ---------- ---------- ------------- --------------  ----------
Balance at December 31, 2002                               $324,537     $2,642      $368,950       ($52,619)   $643,510
                                                          ========== ========== ============= ==============  ==========
See notes to financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY

Notes to Financial Statements

For the Years Ended December 31, 2002, 2001 and 2000

1. ORGANIZATION

Indianapolis Power & Light Company (IPL) was incorporated under the laws of the state of Indiana. All of the outstanding common stock of IPL is owned by IPALCO Enterprises, Inc. (IPALCO). IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 450,000 customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide retail electric service to those customers. Until November 2000, IPL also produced, distributed and sold steam within a limited area in Indianapolis. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited combustion turbine that are used for electric generation. IPL's net electric generation capability for winter is 3,342 megawatts and net summer capability is 3,224 megawatts.

2. AES ACQUISITION AND ASSET SALES

AES Acquisition: On March 27, 2001, The AES Corporation (AES) completed its acquisition of IPALCO through a share exchange transaction in accordance with the Agreement and Plan of Share Exchange dated as of July 15, 2000, among AES and IPALCO (the Share Exchange Agreement). Pursuant to the Share Exchange Agreement, IPALCO became a wholly-owned subsidiary of AES, accounted for as a pooling of interests.

As a result of the acquisition by AES, IPL has recorded $72.5 million ($44.9 million after tax) of costs related to the termination of certain employees during 2001. The pretax expenses included $57.1 million in costs associated with termination benefit agreements and severance, $9.2 million in supplemental retirement costs, and $6.2 million in restricted stock expense. Substantially all of the supplemental retirement costs and restricted stock costs were paid out by March 31, 2001. Termination benefit agreement costs include amounts paid to officers of IPL under termination benefit agreements and severance paid to certain other employees upon termination during the first half of 2001.

Sale of the Assets of the Steam Operations: On November 20, 2000, IPL sold the Perry K Steam Plant and downtown steam distribution system (Steam) for $54.7 million. The transaction resulted in a loss to IPL of $21.2 million ($13.4 million after tax). Of the net proceeds, $6.2 million was used to retire debt specifically assignable to the Steam assets.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regulation: The retail utility operations of IPL are subject to the jurisdiction of the Indiana Utility Regulatory Commission (IURC). IPL's wholesale power transactions are subject to the jurisdiction of the Federal Energy Regulatory Commission. These agencies regulate IPL's utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are based on accounting principles generally accepted in the United States of America (GAAP), including the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which gives recognition to the ratemaking and accounting practices of these agencies.

Revenues: Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis through-out the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. This unbilled revenue is estimated each month based on daily generation volumes, estimated customer usage by class, weather factors, line losses and applicable customer rates based on regression analyses reflecting significant historical trends and experience. Customer accounts receivable include unbilled energy revenues of $32.6 million on a base of annual revenue of $818.0 million.

A fuel adjustment charge provision, which is established after public hearing, is applicable to most of the rate schedules of IPL and permits the billing or crediting of estimated fuel costs above or below the levels included in such rate schedules. Actual fuel costs in excess of or under estimated fuel costs billed are deferred or accrued, respectively.

Through the date of IPL's next general electric rate order, IPL is required to file upward and downward adjustments in fuel cost credits and charges on a quarterly basis, based on changes in the cost of fuel, irrespective of its level of earnings. IPL is allowed to recover purchased power costs based on a benchmark. If the cost per Mwh of power purchases is not greater than the benchmark, then the purchased power costs should be considered net energy costs that are presumed fuel costs included in purchased power. If the average cost per Mwh of power purchases is greater than the benchmark, then the costs are recoverable only through demonstration of the reasonableness of those purchases to the IURC.

Regulatory Assets: Regulatory assets represent deferred costs that have been included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC. Specific regulatory assets are disclosed in Note 6. IPL is amortizing such nontax-related regulatory assets to expense over periods ranging from 1 to 30 years. Tax- related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid.

In accordance with regulatory treatment, IPL deferred as a regulatory asset certain post in-service date carrying charges and certain other costs related to its investment in Unit 4 at the Petersburg Plant. As authorized in the 1995 Electric Rate Settlement, IPL, effective September 1, 1995, is amortizing this deferral to expense over a life that generally approximates the useful life of the related facility. Also in accordance with regulatory treatment, IPL defers as regulatory assets non-sinking fund debt and preferred stock redemption premiums and expenses, and amortizes such costs over the life of the original debt or, in the case of preferred stock redemption premiums, over 20 years.

Authorized Annual Operating Income: Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual operating income and cannot be offset by applicable cumulative net operating income deficiencies. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be one-fourth of the excess annual operating income grossed up for federal and state taxes as required under I. C. 8-1-2-42.5.

IPL's authorized annual jurisdictional electric net operating income, for purposes of quarterly operating income tests, is $163 million. This level will be maintained until changed by an IURC order. During the four quarterly measurement dates in 2002, the Commission found that IPL's rolling annual jurisdictional retail electric operating income was less than the authorized annual operating income at January and April and was greater than the authorized annual operating income by $5.6 million and $25.2 million at July and October, respectively. However, because IPL has a cumulative net operating deficiency, it was not required to make customer refunds. As of IPL's quarterly measurement date on October 31, 2002, IPL had a cumulative net operating deficiency of $655.3 million. The operating deficiency is calculated by summing the quarterly measurement period annual results from the date of the last rate order. Because of the deficiency, IPL can, for a period of time, earn above $163 million of electric jurisdictional retail net operating income without being required to make customer refunds.

The IURC approved the use of qualified pollution control property (QPCP) as defined in I.C. 8-1-2-6.6 and ratemaking treatment through an Environmental Compliance Cost Recovery Adjustment that allows IPL to meet the NOx emission limits imposed pursuant to EPA's NOx SIP Call. A return on the investment in IPL's clean coal technology (CCT) investments is included in the ratemaking. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC for purposes of annual operating income test requirements in subsequent fuel adjustment charge proceedings. The additional amount of return will be dependent on the cumulative amount of QPCP investment that has been made at the time IPL files with the IURC for ratemaking treatment on such QPCP investment. Such filings are made at an interval of no more often than every 6 months.

Contingencies: IPL accrues for loss contingencies when the amount of the loss is probable and estimable. IPL is subject to various environmental regulations, and is involved in certain legal proceedings. If actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on IPL's operating results and financial condition.

Concentrations of Risk: Substantially all of IPL's customers are located within the Indianapolis area. In addition, approximately 71% of IPL's employees are covered by collective bargaining agreements.

Allowance For Funds Used During Construction: In accordance with the prescribed Uniform System of Accounts, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 9.4%, 9.4% and 9.2% during 2002, 2001 and 2000, respectively.

Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items that are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts plus removal costs, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.7% for 2002 and 3.6% during 2001 and 2000.

Off-Balance Sheet Arrangements: In 1996, IPL formed IPL Funding Corporation (IPL Funding) to purchase, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL in exchange for a note payable. IPL Funding is not consolidated by IPL since it meets requirements set forth in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to be considered a qualified special-purpose entity. IPL Funding has entered into a purchase facility with unrelated parties (the Purchasers) pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50 million of the receivables purchased from IPL. As of December 31, 2002, the aggregate amount of receivables purchased pursuant to this facility was $50.0 million. The net cash flows between IPL and IPL Funding are limited to cash payments made by IPL to IPL Funding for interest charges and processing fees. These payments totaled approximately $1.1 million, $2.3 million and $3.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. IPL retains servicing responsibilities through its role as a collection agent for the amounts due on the purchased receivables. IPL and IPL Funding provide certain indemnities to the Purchasers, including indemnification in the event that there is a breach of representations and warranties made with respect to the purchased receivables. IPL Funding and IPL each have agreed to indemnify the Purchasers on an after-tax basis for any and all damages, losses, claims, liabilities, penalties, taxes, costs and expenses at any time imposed on or incurred by the indemnified parties arising out of or otherwise relating to the sale agreement, subject to certain limitations as defined in the agreements. The transfers of receivables to IPL Funding are recorded as sales however no gain or loss is recorded on the sale.

Under the receivables sale agreement, if IPL fails to maintain certain financial covenants regarding interest coverage and debt-to-capital ratios, it would constitute a "termination event." IPL is in compliance with such covenants.

As a result of IPL's current credit rating, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a "lock-box" event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of new receivables and cause all proceeds of the purchased receivables to be used to reduce the Purchaser's investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased receivables (currently $50 million.)

Derivatives: IPL has only limited involvement with derivative financial instruments and does not use them for trading purposes. IPL accounts for its derivatives in accordance with SFAS No. 133 "Accounting for Derivatives", as amended. IPL has one interest rate swap agreement, which it entered into as a means of managing the interest rate exposure on its variable-rate debt. Management has formally designated this swap as a hedge. IPL's balance sheets reflect the current fair market value of this swap and IPL records the change in its fair value in accumulated other comprehensive loss. Management relies on financial institutions, which use standard market conventions to determine the fair value of our swap. All methods of assessing fair value result in a general approximation of value and such value may never be realized.

Income Taxes: Deferred taxes are provided for all significant temporary differences between book and taxable income. The effects of income taxes are measured based on enacted laws and rates. Such differences include the use of accelerated depreciation methods for tax purposes, the use of different book and tax depreciable lives, rates and in-service dates and the accelerated tax amortization of pollution control facilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting basis of assets and liabilities. Those income taxes payable which are includable in allowable costs for ratemaking purposes in future years are recorded as regulatory assets with a corresponding deferred tax liability. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment.

Cash and Cash Equivalents: IPL considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (FASB) issued new pronouncements: SFAS No. 142, "Goodwill and Other Intangibles" and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 142 requires the use of a non amortization approach to account for purchased goodwill and certain intangibles. Under a non amortization approach, goodwill and certain intangibles would not be amortized into results of operations, but instead would be reviewed for impairment at least annually and written down and charged to results of operations in the periods in which the recorded value of goodwill and certain intangibles are determined to be greater than their fair value. SFAS No. 142 was effective for IPL beginning January 1, 2002. The adoption of SFAS No. 142 did not have any impact on IPL's financial position or results of operations.

SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long- lived asset. This statement was effective for IPL beginning January 1, 2003. Management does not expect the adoption of SFAS No. 143 to have a material impact on IPL's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses accounting for and reporting of the impairment or disposal of long-lived assets and was effective for IPL beginning January 1, 2002. The adoption of SFAS No. 144 did not have any impact on IPL's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses accounting for and reporting of costs associated with an exit or disposal activities. SFAS No. 146 required that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather then when the entity simply commits to a plan of exit or disposal. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Although IPL is currently not contemplating exit or disposal activities, SFAS No. 146 could have a material impact on our financial statements if and when such activities are initiated.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock- Based Compensation - Transition and Disclosure" an amendment of FASB Statement No. 123. SFAS No. 148 provides three alternative methods of accounting for stock-based compensation at fair value: (i) the prospective method; (ii) the modified prospective method; and (iii) the retroactive restatement method. Certain employees of IPL participate in the AES Stock Option Plan. No options were awarded to IPL employees during 2002. Effective January 1, 2003, IPL has elected to adopt fair value accounting for its stock-based compensation using the prospective method for recognizing stock-based compensation expense. The prospective method requires recognition of stock-based compensation expense at fair value for all awards granted in the year of adoption but not for previous awards. IPL will continue to use the Black-Scholes option-pricing model to determine the fair value of options issued. The expense for each award grant, including awards with graded vesting, will be recognized on a straight-line basis over the vesting period. Any forfeitures will be recognized when they occur.

Use of Management Estimates: The preparation of financial statements in conformity with GAAP requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions management is required to make. Actual results may differ from those estimates.

Reclassifications: Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

4. UTILITY PLANT IN SERVICE

The original cost of utility plant in service at December 31, segregated by functional classifications, follows:

                                                        2002        2001
                                                     ----------- -----------
                                                          (IN THOUSANDS)
Production                                           $1,850,222  $1,771,022
Transmission                                            253,368     253,579
Distribution                                            879,205     826,531
General                                                 161,677     155,058
                                                     ----------- -----------
Total utility plant in service                       $3,144,472  $3,006,190
                                                     =========== ===========

Substantially all of IPL's property is subject to the lien of the indenture securing IPL's First Mortgage Bonds (See Note 9.)

5. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments has been determined by IPL using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that IPL could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and Cash Equivalents: The carrying amount approximates fair value due to the short maturity of these instruments.

Long-Term Debt and Cumulative Preferred Stock: The fair value of IPL's outstanding fixed rate debt and cumulative preferred stock have been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 2002, and 2001, the approximate fair value of IPL's long-term debt was $554 million and $627 million, respectively. The fair value of IPL's variable-rate debt outstanding at December 31, 2002 and 2001 approximates its face amount, which is $40 million. The fair value of IPL's interest rate swap agreement has been estimated to be $(8.7) million and $(3.7) million at December 31, 2002 and 2001, respectively. These amounts estimate what IPL would have to pay to sell its position in the swap. The fair value of IPL's cumulative preferred stock approximates its carrying amount as IPL is subject to regulation and gains and losses may be included in rates.

6. REGULATORY ASSETS

The amounts of regulatory assets at December 31 are as follows:

                                                        2002        2001
                                                     ----------- -----------
                                                          (IN THOUSANDS)
Related to deferred taxes (Note 3)                      $96,762     $52,033
Unamortized reacquisition premium on debt (Note 3)       18,172      19,666
Unamortized Petersburg Unit 4 carrying charges and
  certain other costs (Note 3)                           24,955      26,010
Other                                                       879         100
                                                     ----------- -----------
Total regulatory assets                                $140,768     $97,809
                                                     =========== ===========

Included in prepayments and other current assets at December 31, 2002 are deferred fuel costs of $1.4 million.

7. CAPITAL STOCK

All of the outstanding common stock of IPL is owned by IPALCO. IPL's common stock is pledged under IPALCO's $750 million senior secured notes. There have been no changes in the capital stock of IPL during the period covered by this report.

Dividend Restrictions: Restrictions on the payment of cash dividends or other distributions of IPL common stock and on the purchase or redemption of such shares by IPL are contained in the indenture securing IPL's First Mortgage Bonds. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL's preferred stock have been paid or declared and set apart for payment. All of IPL's retained earnings at December 31, 2002 were free of such restrictions. IPL is also restricted in its ability to pay dividends under the terms of its credit facilities if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before income taxes to interest expense not in excess of 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .60 to 1, in order to pay dividends. IPL was in compliance with such covenants as of December 31, 2002.

Cumulative Preferred Stock: Preferred stock shareholders are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL Directors to constitute a majority. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, preferred stock consisted of the following:

                                    December 31, 2002      December 31,
                                    ---------------------- ------------------
                                        Shares      Call
                                     Outstanding   Price     2002     2001
                                    ---------------------- ------------------
                                                           (IN THOUSANDS)
Cumulative $100 Par Value,
   authorized 2,000,000 shares
4% Series                                  47,611 $118.00    $4,761   $4,761
4.2% Series                                19,331  103.00     1,933    1,933
4.6% Series                                 2,481  103.00       248      248
4.8% Series                                21,930  101.00     2,193    2,193
5.65% Series                              500,000     --     50,000   50,000
                                    --------------         ------------------
Total cumulative preferred stock          591,353           $59,135  $59,135
                                    ==============         ==================

Preferred stock dividends were $3.2 million during each of the years 2002, 2001 and 2000.

8. OTHER CURRENT LIABILITIES

Other current liabilities are as follows at December 31:

                                                        2002        2001
                                                     ----------- -----------
                                                          (IN THOUSANDS)
 Customer deposits                                       $9,046      $8,536
 Accrued payroll                                          2,969       2,441
*Deferred fuel cost                                           -       8,566
 Other                                                      812         354
                                                     ----------- -----------
 Total other current liabilities                        $12,827     $19,897
                                                     =========== ===========

*Represents a regulatory liability as of December 31, 2001. As of December 31, 2002, IPL had a deferred fuel cost asset of $1.4 million.

9. INDEBTEDNESS

Long-term Debt

Before IPL can incur long-term debt, it must first have the approval of the IURC. On February 12, 2003, the IURC approved a petition filed by IPL, which gives IPL approval to, among other things, issue up to $160 million of new long-term debt, primarily for the purpose of funding a portion of IPL's planned capital expenditures over the next three years (See Note 17). Also, IPL has restrictions on the amount of new debt it may issue by contractual obligations of AES. Under such restrictions, IPL is allowed to fully draw the $75 million available on its credit facilities, refinance existing debt, issue the $160 million approved by the IURC and issue certain other indebtedness.

The following table presents IPL's long-term indebtedness as of December 31, 2002 and 2001:

                                         December 31,
                                     ---------------------
Series               Due                  2002       2001
----------------------------------------------------------
                                         (IN THOUSANDS)
First Mortgage Bonds:
6.05%                February 2004     $80,000    $80,000
8%                   October 2006       58,800     58,800
7.375%               August 2007        80,000     80,000
6.10%*               January 2016       41,850     41,850
5.40%*               August 2017        24,650     24,650
5.50%*               October 2023       30,000     30,000
7.05%                February 2024     100,000    100,000
6.625%*              December 2024      40,000     40,000
5.75%*               August 2021        40,000     40,000
5.90%*               December 2024      20,000     20,000
5.95%*               December 2029      30,000     30,000
5.95%**              August 2030        17,350     17,350
Unamortized discount - net                -644       -720
                                    ----------------------
Total first mortgage bonds             562,006    561,930
                                    ----------------------
Unsecured Notes:
1995B*               January 2023       40,000     40,000
6.375%*              November 2029      20,000     20,000
                                    ----------------------
Total Unsecured Notes                   60,000     60,000
                                    ----------------------
Total long term debt                  $622,006   $621,930
                                    ======================

___________________

* Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.

** Notes are issued to the Indiana Development Finance Authority (the "IDFA"), to secure the loan of proceeds from various tax-exempt instruments issued by the IDFA.

IPL First Mortgage Bonds. The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL (IPL First Mortgage Bonds). Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a $562.7 million direct first mortgage lien. The IPL First Mortgage Bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2002.

Variable-Rate Debt. The IPL 1995B notes provide for an interest rate that varies with the tax-exempt weekly rate. These notes are classified as long- term liabilities because IPL maintains a $40.6 million long-term credit facility supporting these agreements, which was unused at December 31, 2002. IPL, at its option, can change the interest rate mode for the 1995B notes to be based on other short-term rates. The interest rate on this note is synthetically fixed at 5.21% using a swap agreement. The interest rate swap agreement is accounted for on a settlement basis.

Debt Maturities. Maturities on indebtedness subsequent to December 31, 2002, are as follows:

      Year           Amount
--------------------------------
                 (IN THOUSANDS)
2003                         $0
2004                     80,000
2005                          0
2006                     58,800
2007                     80,000
Thereafter              403,850
                 ---------------
Total                  $622,650
                 ===============

Lines Of Credit

IPL has two unused unsecured committed credit facilities with an aggregate borrowing capacity of $75 million. These facilities mature on May 23, 2003 and June 13, 2003 and are subject to certain financial covenants, with which IPL is in compliance.

10. INCOME TAXES

IPL follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. IPL files consolidated federal and state income tax returns with AES. Under a tax sharing agreement with AES, IPL is responsible for the income taxes associated with its own taxable income. Income taxes are allocated to IPL based on its respective taxable income or losses.

Federal and state income taxes charged to income are as follows:

                                                       2002      2001      2000
                                                  ------------------------------
                                                           (IN THOUSANDS)
Utility Operating Expenses:
Current income taxes:
Federal                                             $53,585   $63,824  $102,171
State                                                 7,201     8,592    13,580
                                                  ------------------------------
  Total current taxes                                60,786    72,416   115,751
                                                  ------------------------------
Deferred federal income taxes                        42,061    (9,873)  (39,520)
Deferred state income taxes                           6,308      (772)   (4,632)
                                                  ------------------------------
  Total deferred income taxes                        48,369   (10,645)  (44,152)
                                                  ------------------------------
Net amortization of investment credit                (2,763)   (2,767)   (2,768)
                                                  ------------------------------
  Total charge to utility operating expenses        106,392    59,004    68,831
Net debit (credit) to other income and deductions     1,323    (4,135)   (8,893)
                                                  ------------------------------
Total federal and state income tax provisions      $107,715   $54,869   $59,938
                                                  ==============================

The provision for federal income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

                                                     2002      2001      2000
                                                  ------------------------------
Federal statutory tax rate                             35.0%     35.0%     35.0%
Effect of state income taxes                           (1.8)     (1.7)     (2.0)
Amortization of investment tax credits                 (1.0)     (1.9)     (1.9)
Nondeductible expenses                                  0.0       0.0       3.6
Other - net                                             2.0       1.4       1.5
                                                  ------------------------------
Effective federal tax rate                             34.2%     32.8%     36.2%
                                                  ==============================

The significant items comprising IPL's net accumulated deferred tax liability recognized in the balance sheets as of December 31, 2002, and 2001, are as follows:

                                                      2002       2001
                                                   ---------- ----------
Deferred tax liabilities:                               (IN THOUSANDS)
Relating to utility property                        $462,369   $404,559
Other                                                 10,891      5,397
                                                   ---------- ----------
Total deferred tax liabilities                       473,260    409,956
Deferred tax assets:                               ---------- ----------
Relating to utility property                          62,142     57,418
Investment tax credit                                 20,643     20,474
Employee benefit plans                                53,647     58,530
Other                                                 (2,306)     2,203
                                                   ---------- ----------
Total deferred tax assets                            134,126    138,625
                                                   ---------- ----------
Accumulated net deferred tax liability               339,134    271,331
  Less: Current portion of deferred tax liability        812        300
                                                   ---------- ----------
Accumulated deferred income taxes - net             $338,322   $271,031
                                                   ========== ==========

11. RATE MATTERS

Demand Side Management (DSM) Program: On August 18, 1999, IPL received an IURC order approving a settlement agreement authorizing IPL to extend its low income qualified residential DSM program through July 30, 2000. Subsequent orders on March 9, 2000 and October 17, 2001 further extended this program through October 17, 2003. The regulatory asset related to this program has a balance of approximately $166,000 and $100,000 at December 31, 2002 and 2001, respectively (see Note 3).

Elect Plan: During 1998, the IURC approved a plan that allows IPL customers with less than 2,000 kilowatts of demand an opportunity to choose optional service or payment plans. This includes a green power option, a fixed- rate per unit of consumption option and a fixed bill option. Customers not choosing one of these options continue to receive electric service under existing tariffs. The Elect Plan was extended by an IURC order through December 31, 2006.

12. PENSION BENEFITS

Employees' Retirement Plan: Substantially all employees of IPL are covered by the Employees' Retirement Plan of Indianapolis Power & Light Company (the Defined Benefit Pension Plan.) The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee's pension band and years of service. Pension bands are based primarily on job duties and responsibilities. Benefit accrual was frozen for all non-union participants effective July 8, 2001. The non-union participants who had their benefit accrual frozen also were prohibited from making additional contributions to the IPL defined contribution plan (the Thrift Plan.) These non- union people became eligible to participate in the AES defined contribution plan.

In the 4th quarter of 2002, the non-union people who had their defined benefit pension frozen on July 8, 2001 were given a one-time, irrevocable choice to either (1) continue as an active participant in the AES defined contribution plan; or (2) return to the IPL defined benefit plan as an active participant, and return to the Thrift Plan as an active participant.

IPL's funding policy for the Defined Benefit Pension Plan is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes.

Supplemental Retirement Plan: Additionally, a select group of former management employees of IPALCO and IPL who have terminated vested benefits are covered under a funded supplemental retirement plan.

The following tables present information relating to the Defined Benefit Pension Plan and supplemental retirement plan:

                                                        Pension Benefits
                                                        2002        2001
                                                     ----------- -----------
Change in benefit obligation:                             (IN THOUSANDS)
Benefit obligation at beginning of year                $383,328    $341,855
Service cost                                              2,844       2,705
Interest cost                                            26,722      26,057
Actuarial loss                                           18,850      27,371
Amendments (primarily 11% increase in union member
  pension bands)                                          8,520           -
Partial curtailment loss                                      -       1,017
VERP benefit cost                                             -      18,816
Settlements                                                   -     (13,771)
Settlement loss                                               -         558
Benefits paid                                           (29,634)    (21,280)
                                                     ----------- -----------
  Benefit obligation at end of year                     410,630     383,328
                                                     ----------- -----------
Change in plan assets:
Fair value of plan assets at beginning of year          257,779     311,518
Actual return on plan assets                            (19,447)    (30,327)
Employer contribution                                    15,171      11,639
Settlements                                                   -     (13,771)
Benefits paid                                           (29,634)    (21,280)
                                                     ----------- -----------
  Fair value of plan assets at end of year              223,869     257,779
                                                     ----------- -----------
  Funded status                                        (186,761)   (125,549)
  Unrecognized net gain                                  80,139      20,257
  Unrecognized prior service cost                        14,494       6,686
  Unrecognized net transition asset                      (4,100)     (5,514)
  Adjustment to recognize minimum liability             (90,533)    (21,429)
                                                     ----------- -----------
    Accrued benefit cost                              ($186,761)  ($125,549)
                                                     =========== ===========

                                                                      Pension Benefits
                                                                ---------------------------
                                                                  2002     2001     2000
                                                                ---------------------------
                                                                       (IN THOUSANDS)

Components of net periodic benefit cost
Service cost                                                      $2,844   $2,705   $6,138
Interest cost                                                     26,722   26,057   20,519
Expected return on plan assets                                   (22,203) (26,364) (27,181)
Amortization of transition (asset) obligation                     (1,414)  (1,414)  (1,414)
Amortization of prior service cost                                   712    1,017    1,580
Recognized actuarial gain                                            105   (1,297)  (2,869)
                                                                ---------------------------
Net periodic benefit cost                                          6,766      704   (3,227)
Amount of curtailment (gain)/loss recognized                           -    5,403    6,701
Amount of settlement (gain)/loss recognized                            -    4,000        -
Cost of special or contractual termination benefits recognized         -   18,816   56,771
                                                                ---------------------------
Total pension cost                                                 6,766   28,923   60,245
Less: amounts to other parties                                         -       11      (52)
Less: amounts capitalized                                            830      135     (586)
                                                                ---------------------------
Amount charged to expense                                         $5,936  $28,777  $60,883
                                                                ===========================
Weighted average assumptions as of December 31
Discount rate                                                       6.75%    7.25%     8.0%
Expected return on Defined Benefit Pension Plan assets               8.9%     9.0%     9.0%
Expected return on supplemental retirement plan assets               8.9%     8.0%     8.0%

On November 9, 2000, IPL implemented a Voluntary Early Retirement Program (VERP I). This program offered enhanced retirement benefits upon early retirement to eligible employees. VERP I was available to all employees, except officers, whose combined age and years of service totaled at least 75 on June 30, 2001. Participation was limited to, and subsequently accepted by 400 qualified employees. Participants elected actual retirement dates in 2001. Additionally, IPL currently intends to provide post-retirement benefits to VERP I retirees until age 55 at which time they will be eligible to receive benefits from the independent VEBA Trust. IPL reserves the right to modify or terminate post-retirement health care and life insurance benefits being provided by IPL. IPL recognized the $56.8 million pre-tax non-cash pension and $5.2 million other post-retirement benefit costs of VERP I in December 2000.

On June 1, 2001, IPL implemented a second Voluntary Early Retirement Program (VERP II). Upon expiration of the revocation period on July 23, 2001, 142 employees accepted VERP II. IPL recognized $17.2 million in pre-tax non-cash pension costs and $2.6 million in other post-retirement benefit costs associated with VERP II in the third quarter of 2001.

On September 14, 2001, IPL implemented a third Voluntary Early Retirement Program (VERP III) limited to personnel at our Petersburg Generating Station. Upon expiration of the revocation period on October 31, 2001, nine employees accepted VERP III. IPL recognized $2.0 million in pre-tax non-cash pension costs and $2.0 million in other post-retirement benefit costs associated with VERP III in September 2001.

During 2000, IPL recognized a non-cash $6.7 million curtailment loss for the supplemental retirement plan reflecting the expected near-term retirement of certain plan participants. In conjunction with recording a minimum pension liability of $3.5 million for this plan, IPL recorded an intangible asset of $1.7 million. The net difference of $1.8 million was recorded as other comprehensive loss.

The Thrift Plan: Substantially all employees of IPL are covered by the Thrift Plan, which is a defined contribution plan sponsored by IPL. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 4% of the participant's base compensation. Employer contributions to the Thrift Plan were $1.2 million, $2.2 million and $3.5 million for 2002, 2001 and 2000, respectively.

The Wealth Accumulation Plan: Certain of IPL's employees are also covered by the AES Profit Sharing and Stock Ownership Plan, which is a defined contribution plan sponsored by AES. Participants elect to make contributions to the AES defined contribution plan based on a percentage of their taxable compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 5% of the participant's taxable compensation. In addition, the AES defined contribution plan has a profit sharing component where AES contributes a percentage of each employee's annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the AES defined contribution plan were $3.4 million and $1.7 million for 2002 and 2001, respectively.

  OTHER POST-RETIREMENT BENEFITS

The Group Benefits Plan: IPL sponsors a group benefits plan which provides certain health care and life insurance benefits to active employees. Prior to October 20, 2000, the plan also provided certain health care and life insurance benefits to employees who retired from active service on or after attaining age 55 and had rendered at least 10 years of service. The post- retirement benefit costs of this plan were funded through a Voluntary Employee Beneficiary Association (VEBA) Trust (VEBA Trust). In the fourth quarter of 2000, IPL curtailed and settled for $7.5 million the post-retirement medical and life insurance benefit portion of its overall group benefits plan. On April 30, 2001, all assets of the VEBA Trust and its obligations were formally spun-off to an independent trustee into a newly formed plan, the Voluntary Employee Beneficiary Association Plan (the "VEBA Plan") that provides post retirement medical and life benefits to retirees who retired from IPL or IPALCO before October 20, 2000. In addition, people who were employed by IPL or IPALCO on October 20, 2000, who subsequently retire from IPL or IPALCO and who meet the retirement requirements of age 55 or older and 10 or more years service are eligible for post-retirement health care benefits under the VEBA Trust. The VEBA Plan is sponsored and administered by an independent VEBA Committee.

In November 2002, IPL and the International Brotherhood of Electrical Workers (IBEW) union reached an agreement whereby IPL will provide post-retirement health care benefits to IBEW members who were employed by IPL after October 20, 2000. The plan was amended accordingly

On December 23, 2002, IPL executed an agreement with the administrator of the VEBA Trust to provide post-retirement medical and life insurance benefits to VERP II and VERP III participants from age 55 until age 62, subject to our right to modify or terminate such benefits in the future. The additional cost is estimated to be $7.5 million to be amortized over 8 years. When those retirees reach age 62, they will be eligible for benefits from the VEBA Trust.

The following tables present information relating to other post retirement benefits:

Other Post Retirement Benefits                          2002        2001
                                                     ----------- -----------
Change in benefit obligation:                             (IN THOUSANDS)
Benefit obligation at beginning of year                  $9,504      $5,237
Interest cost                                               438         396
Actuarial (gain) loss                                      (775)        440
Plan amendments                                           5,111           -
Termination benefits                                          -       4,069
Benefits paid                                            (1,620)       (638)
                                                     ----------- -----------
Benefit obligation at end of year                        12,658       9,504
                                                     ----------- -----------
Change in plan assets:
Employer contribution                                     1,620         638
Benefits paid                                            (1,620)       (638)
                                                     ----------- -----------
Fair value of plan assets at end of year                      -           -
                                                     ----------- -----------
Funded status                                           (12,658)     (9,504)
Unrecognized net gain                                      (377)          -
Unrecognized prior service cost                           7,070           -
                                                     ----------- -----------
Accrued benefit cost                                    ($5,965)    ($9,504)
                                                     =========== ===========

Other Benefits                                   2002    2001    2000
                                               ------------------------
Components of net periodic benefit cost:            (IN THOUSANDS)
Service cost                                        $0      $0  $3,323
Interest cost                                      438     396   9,846
Expected return on plan assets                       -       -  (9,703)
Amortization of transition (asset) obligation        -       -   5,100
Recognized actuarial gain                          399     440  (2,642)
                                               ------------------------
Net periodic benefit cost                          837     836   5,924
Curtailment charge (credit)                          -       -  55,171
Settlement charge (credit)                           -       - (46,547)
Cost of special or contractual
  termination benefits recognized                    -   2,110       -
Less: amounts capitalized                          103      83   1,076
                                               ------------------------
Amount charged to expense                         $734  $2,863 $13,472
                                               ========================
Discount rate as of December 31                   6.75%   7.25%   7.75%

Other benefit estimates were prepared using an expected rate of return on plan assets of 9.0% for 2000. For measurement purposes, we assumed an annual rate of increase in the per capita cost of covered medical care benefits of 10.0% for 2003, gradually declining to 5.5% in 2007 and remaining level thereafter. In addition, we assumed an annual rate of increase in the per capita cost of covered prescription drugs of 15.0% for 2003, gradually declining to 5.5% in 2012 and remaining level thereafter. The effect of a one percentage point increase and decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic post retirement health care benefit costs is $8,467 and $(8,287), respectively. The effect of a one percentage point increase and decrease in the assumed health care cost trend rates on the accumulated post retirement benefit obligation for health care benefit costs is $597,057 and $(547,234), respectively. We assumed a 5.9% blended rate of increase in the per capita cost of covered health care benefits (medical and prescription drugs) for 2000. The plan assets were spun- off on October 20, 2000 to an independent trustee.

14. COMMITMENTS AND CONTINGENCIES

IPL has been named as a defendant in approximately 55 pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. Many of the original primary defendants— the asbestos manufacturers— have filed for bankruptcy protection. IPL has insurance coverage for many of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged. Although we do not believe that any of the pending asbestos suits in which IPL is a named defendant will have a material adverse effect on our business or operations, we are unable to predict the number or effect any additional suits may have. Accordingly, we cannot assure that the pending or any additional suits will not have a material effect on our business or operations.

In addition, IPL is involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on IPL's financial statements.

With respect to environmental issues, IPL has ongoing discussions with various regulatory authorities and we continue to believe that IPL is in compliance with its various permits. On October 27, 1998, the U.S. Environmental Protection Agency issued a final rule, referred to as the NOx SIP call, which imposes more stringent limits on nitrogen oxide (NOx) emissions from fossil fuel-fired steam electric generators. IPL's current estimates are the NOx SIP call will necessitate additional capital expenditures of approximately $227 million during 2003-2005 to achieve substantially all of the required NOx emission reductions. The scope of the construction program associated with NOx emission reductions could be reduced by purchasing some of the required NOx emission allowances in the market, subject to IURC approval.

On November 14, 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of clean coal technology (CCT) to allow IPL to meet the NOx emission limits imposed pursuant to EPA's NOx SIP Call. The IURC approved the use of qualified pollution control property as defined in I.C. 8-1-2-6.6 and ratemaking treatment through an Environmental Compliance Cost Recovery Adjustment. The ratemaking treatment provided for in the IURC order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expense associated with these projects, as well as the recovery of operating and maintenance costs associated with these projects. The ratemaking treatment also provides for recovery of expenditures related to the purchase of NOx emission allowance, should such expenditures be made to supplement IPL's CCT construction projects. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC in subsequent fuel adjustment charge proceedings. The increase in the amount of rate revenues and authorized net operating income resulting from IPL's CCT plan will be determined in periodic filings to the IURC to be made at an interval of no more often than every 6 months and will depend on the amount of cumulative investment and operating and maintenance expenditures at the time of each of the filings.

15. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. All of IPL's current business operations consist of the generation, transmission, distribution and sale of electric energy. IPL's reportable business segments are electric and "all other." The "all other" category included IPL's steam operations up until their sale on November 20, 2000. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales are generally based on prices that reflect the current market conditions.

The following tables provide information about IPL's business segments (in millions):

                                          2002                        2001                        2000
                               --------------------------- --------------------------- ---------------------------
                                           All                         All                         All
                               Electric   Other    Total   Electric   Other    Total   Electric   Other    Total
                               --------------------------- --------------------------- ---------------------------
Operating Revenues                 $818        0     $818      $828        0     $828      $831       28     $859
Depreciation and Amortization       118        0      118       111        0      111       108        3      111
Income Taxes                        108        0      108        55        0       55        69        0       69
Net Income                          166        0      166        91        0       91        82        1       83
Property - net of Depreciation    1,689        0    1,689     1,666        0    1,666     1,648        0    1,648
Capital Expenditures                137        0      137       127        0      127        76        0       76

16. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2002, and 2001, by quarter, are as follows (in thousands):

                                                     2002
                           --------------------------------------------------------
                              March 31      June 30     September 30  December 31
                           --------------------------------------------------------
Utility operating revenue       $197,470      $197,168      $226,755      $196,574
Utility operating income          50,974        47,277        61,128        41,207
Net income                        43,835        39,274        50,547        32,831

                                                     2001
                           --------------------------------------------------------
                            March 31 (1)    June 30     September 30  December 31
                           --------------------------------------------------------
Utility operating revenue       $209,052      $205,473      $224,960      $188,561
Utility operating income          10,320        46,734        34,799        38,788
Net income                          (893)       36,757        24,416        30,521

(1) The first quarter 2001 results reflect termination benefit agreement costs (see Note 2).

The quarterly figures reflect seasonal and weather-related fluctuations that are normal to IPL's operations.

17. SUBSEQUENT EVENTS

On February 12, 2003, the IURC issued an Order approving IPL's 2003-2006 financing program, including, among other things, the issuance of up to $160 million of additional long-term debt to pay, in part, for IPL's construction program during 2003-2005, and the refinancing of $80 million of long-term debt, which matures in February 2004. The Order approved the requested financing but set forth a process whereby IPL must file a report with the IURC, prior to declaring or paying a dividend, that sets forth (1) the amount of any proposed dividend, (2) the amount of dividends distributed during the prior twelve months, (3) an income statement for the same twelve-month period, (4) the most recent balance sheet, and (5) IPL's capitalization as of the close of the preceding month, as well as a pro forma capitalization giving effect to the proposed dividend, with sufficient detail to indicate the amount of unappropriated retained earnings. If within twenty (20) calendar days the IURC does not initiate a proceeding to further explore the implications of the proposed dividend, the proposed dividend will be deemed approved. The Order stated that such process should continue in effect during the term of the financing authority, which expires December 31, 2006.

On February 28, 2003, IPL filed a petition for reconsideration, or in the alternative, for rehearing with the IURC. This petition seeks clarification of certain provisions of the Order. In addition, the petition requests that the IURC establish objective criteria in connection with the reporting process related to IPL's long term debt capitalization ratio. Whether or not such petition is successful, we have no reason to believe the IURC will prevent IPL from paying future dividends in the ordinary course of prudent business operations. On March 14, 2003, IPL filed a Notice of Appeal in the Indiana Court of Appeals in order to preserve its rights to appeal the IURC Order, if such an appeal is deemed appropriate.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

Not applicable pursuant to General Instruction I of the Form 10-K.

Item 11. Executive Compensation

Not applicable pursuant to General Instruction I of the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable pursuant to General Instruction I of the Form 10-K.

Item 13. Certain Relationships and Related Transactions

Not applicable pursuant to General Instruction I of the Form 10-K.

Part IV

Item 14. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of Enterprises' "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14c) as of a date (the Evaluation Date) within 90 days before the filing date of this report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  Exhibit
Number  Document
------- ----------------------------------------------------------------------------
3.1*    Articles of Incorporation
3.2*    By-Laws
4.1*    Indenture, dated as of November 14, 2001 between IPALCO and the Trustee
4.2*    Pledge Agreement dated as of November 14, 2001 between IPALCO and the
        Collateral Agent for the benefit of the Secured Parties
4.3*    Mortgage and Deed of Trust, dated as of May 1, 1940, between IPL and
        American National Bank & Trust Company of Chicago, Trustee
4.4*    The following supplemental indentures to the Mortgage and Deed of Trust referenced in 4.3 above:
        Third Supplemental Indenture dated as of April 1, 1949
        Tenth Supplemental Indenture dated as of October 1, 1960
        Eighteenth Supplemental Indenture dated as of February 15, 1974
        Thirty-Fourth Supplemental Indenture dated as of October 15, 1991
        Thirty-Fifth Supplemental Indenture dated as of August 1, 1992
        Thirty-Sixth Supplemental Indenture dated as of April 1, 1993
        Thirty-Seventh Supplemental Indenture dated as of October 1, 1993
        Thirty-Ninth Supplemental Indenture dated as of February 1, 1994
        Fortieth Supplemental Indenture dated as of February 1, 1994
        Forty-First Supplemental Indenture dated as of January 15, 1995
        Forty-Second Supplemental Indenture dated as of January 15, 1995
        Forty-Second Supplemental Indenture dated as of October 1, 1995
        Forty-Third Supplemental Indenture dated as of August 1, 2001
        Forty-Fourth Supplemental Indenture dated as of August 1, 2001
        Forty-Fifth Supplemental Indenture dated as of August 1, 2001
        Forty-Sixth Supplemental Indenture dated as of August 1, 2001
4.5     Rights Agreement dated as of June 28, 1990, as amended and restated as of
        April 28, 1998, Between IPALCO and First Chicago Trust Company of New York
        (Rights Agent) (Incorporated by reference to IPALCO's Registration
        Statement of Form 8-A/A
4.6*    Amendment No. 1 dated as of July 15, 2000, to the Rights Agreement between
        IPALCO and First Chicago Trust Company of New York (Rights Agent)
10.1*   Interconnection Agreement, dated December 30, 1960, between IPL and Indiana
        & Michigan Electric Company (nka Indiana Michigan Power Company) as
        modified through Modification 17 and Addendum V
10.2*   Interconnection Agreement dated May 1, 1992, among IPL, PSI Energy, Inc.
        and CINERGY Services, Inc. as modified through Amendment Number 9 (The
        Third Amendment amends and restates the complete agreement between the parties.)
10.3*   Interconnection Agreement dated December 2, 1969, between IPL and Southern
        Indiana Gas and Electric Company as modified through Modification Number 11
10.4*   Interconnection Agreement dated December 1, 1981, between IPL and Hoosier
        Energy Rural Electric Cooperative, Inc., as modified through Modification 6
10.5    Tenth supplemental agreement to interconnection agreement between IPL and
        PSI Energy, Inc., dated as of June 26, 2002 (Incorporated by reference to
        Exhibit No. 10.2 to IPALCO's September 30, 2002 Form 10-Q.)
10.6*   Receivables Purchase Agreement between IPL and IPL Funding Corporation dated December 20, 1996
10.7*   Receivables Sale Agreement among IPL Funding Corporation as the Seller, ABN
        AMRO Bank N.V., as the agent, the Liquidity Providers from time to time party thereto, ABN AMRO Bank N.V. as the enhancer and Windmill Funding
        Corporation dated as
10.8    Sixth amendment, dated as of June 28, 2002 to Receivables Sale Agreement referenced above as Exhibit 10.7 (Incorporated by reference to Exhibit No.
        10.3 to IPALCO's June 30, 2002 Form 10-Q.)
10.9    Seventh amendment dated as of September 30, 2002, to Receivables Sale
        Agreement referenced above as Exhibit 10.7
10.10   Eighth amendment and waiver dated as of October 30, 2002, to Receivables
        Sale Agreement referenced above as Exhibit 10.7 (Incorporated by reference to Exhibit No. 10.1 to IPALCO's September 30, 2002 Form 10-Q.)
10.11   Ninth amendment dated as of December 30, 2002, to Receivables Sale
        Agreement referenced above as Exhibit 10.7
10.12*  Indemnity Agreement dated as of December 20, 1996, between IPL and ABN AMRO
        Bank N.V., as the agent
10.13*  Subordination Agreement dated as of December 20, 1996, between IPL, IPL
        Funding Corporation and ABN AMRO Bank N.V., as the agent
10.14*  Revolving Subordinated Promissory Note between IPL Funding Corporation and
        IPL dated December 20, 1996
10.15*  Remarketing Agreement between IPL and J.P. Morgan Securities, Inc. dated
        June 15, 2001 for the remarketing of the $40,000,000 City of Petersburg,
        Indiana, Pollution Control Refunding Revenue Bonds, Adjustable Rate Tender
        Securities (ARTS),
10.16   Credit Agreement by and among IPL, the various financial institutions party hereto, and Lasalle Bank National Association, as agent, dated as of June
        14, 2002 (Incorporated by reference to Exhibit No. 10.1 to IPALCO's June
        30, 2002 Form 10
10.17   Credit Agreement among IPL, the institutions from time to time parties hereto as lenders, and The Huntington National Bank, as agent, dated as of
        May 24, 2002 (Incorporated by reference to Exhibit No. 10.2 to IPALCO's
        June 30, 2002 Form 10
10.18*  IPALCO 1990 Stock Option Plan
10.19*  IPALCO 1991 Directors Stock Option Plan
10.20*  IPALCO 1997 Stock Option Plan
10.21*  IPALCO 1999 Stock Incentive Plan
99.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18
        U.S.C. Section 1350.

  * Incorporated by reference to IPALCO's Registration Statement of Form S-4 filed with the Securities and Exchange Commission on April 3, 2002.

  (b) Reports on Form 8-K - No reports on Form 8-K were filed during the period covered by this report.

IPALCO ENTERPRISES, INC.
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2002, 2001 and 2000
(IN THOUSANDS)

                                                      Column C--Additions
                                                --------------------------
                                     Column B--      (1)--        (2)--                   Column E--
                                     Balance at     Charged      Charged    Column D--    Balance at
Column A--Description                 Beginning        to        to Other  Deductions--     End of
                                      of Period      Income      Accounts Net Write-offs    Period
-----------------------------------------------------------------------------------------------------

Year ended December 31, 2002
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts                   $1,095          $3,773        $0         $3,312      $1,556

Year ended December 31, 2001
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts                   $1,794          $2,438        $0         $3,137      $1,095

Year ended December 31, 2000
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts                   $1,360          $2,569        $0         $2,135      $1,794

INDIANAPOLIS POWER & LIGHT COMPANY
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2002, 2001 and 2000
(IN THOUSANDS)

                                                Column C--Additions
                                          ------------------------
                               Column B--    (1)--       (2)--                 Column E--
                               Balance at   Charged     Charged    Column D--  Balance at
Column A--Description          Beginning       to       to Other  Deductions--   End of
                               of Period     Income     Accounts  Net Write-of   Period
------------------------------------------------------------------------------------------
Year ended December 31, 2002
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts             $1,065      $3,768          $0      $3,307      $1,526

Year ended December 31, 2001
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts             $1,608      $2,358          $0      $2,901      $1,065

Year ended December 31, 2000
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts             $1,091      $2,565          $0      $2,048      $1,608

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  IPALCO ENTERPRISES, INC.

  By /s/ Ann Murtlow

  Ann Murtlow
  President and Chief Executive Officer

  March 25, 2003

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                                Capacity                                 Date
---------------------------  --------------------------------------------------  -----------------
/s/ Ann Murtlow              President, Chief Executive Officer and Director     March 25, 2003
---------------------------  (Principal Executive Officer)
Ann Murtlow

/s/ William R. Luraschi      Chairman of the Board and Director                  March 25, 2003
---------------------------
William R. Luraschi

                             Senior Vice President - Financial Services, Chief
/s/ Hamsa Shadaksharappa       Financial Officer, Secretary and Director         March 25, 2003
---------------------------  (Principal Financial and Accounting Officer)
Hamsa Shadaksharappa

/s/ Stephen Corwell          Director                                            March 25, 2003
---------------------------
Stephen Corwell

/s/ John Haarlow             Director                                            March 25, 2003
---------------------------
John Haarlow

                             Director
---------------------------
Dominic A. Borriello

  Certification

  I, Ann Murtlow, certify that:

  1. I have reviewed this annual report on Form 10-K of IPALCO Enterprises, Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: March 25, 2003

  /s/ Ann Murtlow

  Ann Murtlow

  President and Chief Executive Officer

  Certification

  I, Hamsa Shadaksharappa, certify that:

  1. I have reviewed this annual report on Form 10-K of IPALCO Enterprises, Inc.;

  2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  Date: March 25, 2003

  /s/ Hamsa Shadaksharappa

  Hamsa Shadaksharappa

  Senior Vice President - Financial Services, Chief Financial Officer and Secretary