Form 10-Q
period 2003-03-31
IPALCO ENTERPRISES INC
filed 2003-05-14
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

At May 10, 2003, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

                                                            Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                              2003       2002
                                                           ---------- ----------
ELECTRIC UTILITY OPERATING REVENUES                        $ 220,043  $ 197,470

UTILITY OPERATING EXPENSES:
 Operation:
   Fuel                                                       45,042     43,964
   Other operating expenses                                   26,672     25,061
 Power purchased                                               5,143        900
 Maintenance                                                  19,295     13,218
 Depreciation and amortization                                29,618     27,798
 Taxes other than income taxes                                 8,909      9,159
 Income taxes-net                                             31,892     26,396
                                                           ---------- ----------
  Total operating expenses                                   166,571    146,496
                                                           ---------- ----------
UTILITY OPERATING INCOME                                      53,472     50,974
                                                           ---------- ----------
OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used during construction             930      1,778
 Gain (loss) on sales of assets, net                            (842)     1,045
 Other-net                                                      (266)      (550)
 Income tax benefit-net                                        6,521      5,348
                                                           ---------- ----------
  Total other income (deductions)-net                          6,343      7,621
                                                           ---------- ----------
INCOME BEFORE INTEREST AND OTHER CHARGES                      59,815     58,595
                                                           ---------- ----------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt                                   24,625     24,146
 Other interest                                                  123        152
 Allowance for borrowed funds used during construction          (445)      (834)
 Amortization of redemption premiums and expense on
  debt-net                                                       738        944
 Preferred dividends of subsidiary                               803        803
                                                           ---------- ----------
  Total interest and other charges-net                        25,844     25,211
                                                           ---------- ----------
NET INCOME                                                 $  33,971  $  33,384
                                                           ========== ==========

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

                                                      March 31,   December 31,
                                                         2003         2002
                                                    ------------- ------------
                      ASSETS                         (Unaudited)
UTILITY PLANT:
 Utility plant in service                           $  3,155,360  $ 3,144,472
 Less accumulated depreciation                         1,566,356    1,536,986
                                                    ------------- ------------
     Utility plant in service - net                    1,589,004    1,607,486
 Construction work in progress                            90,887       73,696
 Property held for future use                              7,708        7,708
                                                    ------------- ------------
     Utility plant - net                               1,687,599    1,688,890
                                                    ------------- ------------
OTHER ASSETS:
 Nonutility property - at cost, less
  accumulated depreciation                                 1,467        1,497
 Other investments                                         8,489       10,033
                                                    ------------- ------------
     Other assets - net                                    9,956       11,530
                                                    ------------- ------------
CURRENT ASSETS:
 Cash and cash equivalents                                65,171       31,429
 Accounts receivable and unbilled revenue
   (less allowance for doubtful accounts
    of $1,975 and $1,556, respectively)                   39,500       41,601
 Fuel - at average cost                                   22,984       22,023
 Materials and supplies - at average cost                 47,023       47,874
 Net income tax refunds receivable                         4,029        3,305
 Prepayments and other current assets                      7,172        4,458
                                                    ------------- ------------
     Total current assets                                185,879      150,690
                                                    ------------- ------------
DEFERRED DEBITS:
 Regulatory assets                                       136,882      140,768
 Miscellaneous                                            29,737       29,037
                                                    ------------- ------------
     Total deferred debits                               166,619      169,805
                                                    ------------- ------------
             TOTAL                                  $  2,050,053  $ 2,020,915
                                                    ============= ============
          CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common shareholder's deficit:
   Premium on 4% cumulative preferred stock         $        649  $       649
   Accumulated deficit                                    (6,506)     (40,477)
   Accumulated other comprehensive loss                  (52,179)     (52,621)
                                                    ------------- ------------
     Total common shareholder's deficit                  (58,036)     (92,449)
 Cumulative preferred stock of subsidiary                 59,135       59,135
 Long-term debt (less current maturities
   and sinking fund requirements)                      1,292,043    1,372,006
                                                    ------------- ------------
     Total capitalization                              1,293,142    1,338,692

CURRENT LIABILITIES:
 Current maturities and sinking
  fund requirements                                       80,284          300
 Accounts payable                                         28,815       31,929
 Accrued expenses                                         15,664       17,258
 Dividends payable                                           874          874
 Accrued taxes                                            31,274       26,009
 Accrued interest                                         34,437       22,788
 Other current liabilities                                13,502       12,827
                                                    ------------- ------------
     Total current liabilities                           204,850      111,985
                                                    ------------- ------------
DEFERRED CREDITS AND OTHER
 LONG-TERM LIABILITIES:
 Accumulated deferred income taxes - net                 337,712      337,936
 Unamortized investment tax credit                        30,239       30,927
 Accrued postretirement benefits                           6,226        5,965
 Accrued pension benefits                                169,988      186,761
 Miscellaneous                                             7,896        8,649
                                                    ------------- ------------
     Total deferred credits and other
      long-term liabilities                              552,061      570,238
                                                    ------------- ------------
COMMITMENTS AND CONTINGENCIES (Note 5)

             TOTAL                                  $  2,050,053  $ 2,020,915
                                                    ============= ============

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                            Three Months Ended
                                                              March 31,
                                                          ---------- ---------
                                                             2003       2002
                                                          ---------  ---------
Cash Flows from Operations:
 Net income                                              $  33,971  $  33,384
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           29,722     28,030
    Amortization of regulatory assets                          718        800
    Deferred income taxes and investment tax credit
      adjustments - net                                      3,911     (4,439)
    (Gain) loss on sales of assets, net                        842     (1,045)
    Impairment on investment                                   165         --
    Allowance for funds used during construction            (1,375)    (2,613)
  Change in certain assets and liabilities:
    Accounts receivable                                      2,101      3,626
    Fuel, materials and supplies                              (110)   (10,127)
    Net income taxes receivable or payable                  (2,802)    16,448
    Accounts payable and accrued expenses                   (3,208)    (8,806)
    Accrued other taxes                                      7,343      6,722
    Accrued pension benefits                               (16,773)     2,178
    Accrued interest                                        11,649     11,167
    Other - net                                             (3,302)     2,158
                                                          ---------  ---------
Net cash provided by operating activities                   62,852     77,483
                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures - utility                      (26,704)   (31,443)
  Proceeds from sales of assets                                 --      2,783
  Other                                                     (2,406)    (2,718)
                                                          ---------  ---------
Net cash used in investing activities                      (29,110)   (31,378)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends on common stock                                     --    (51,000)
  Other                                                         --       (509)
                                                          ---------  ---------
Net cash used in financing activities                           --    (51,509)
                                                          ---------  ---------
Net change in cash and cash equivalents                     33,742     (5,404)
Cash and cash equivalents at beginning of period            31,429     28,933
                                                          ---------  ---------
Cash and cash equivalents at end of period               $  65,171  $  23,529
                                                          =========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                 $  12,657  $  12,300
                                                          =========  =========
    Income taxes                                         $  24,500  $   9,101
                                                          =========  =========

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION

IPALCO Enterprises, Inc. (IPALCO) is a wholly-owned subsidiary of The AES Corporation (AES). IPALCO owns all of the outstanding common stock of its subsidiaries (collectively referred to as Enterprises). These include its regulated utility subsidiary, Indianapolis Power & Light Company (IPL) and its unregulated subsidiary, Mid-America Capital Resources, Inc. (Mid-America). IPL is an electric utility with its customer base concentrated in Indianapolis, Indiana and is the primary subsidiary of IPALCO. Mid-America is the parent company of unregulated activities.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of IPALCO, IPL and Mid-America. All significant intercompany amounts have been eliminated. The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. Due to the seasonal nature of the electric utility business, the annual results are not generated evenly by quarter during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These unaudited financial statements have been prepared in accordance with the accounting policies described in IPALCO's audited financial statements for the year ended December 31, 2002 included in its annual report on Form 10-K and should be read in conjunction therewith.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long- lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. IPALCO implemented this statement beginning January 1, 2003. The adoption of SFAS 143 did not impact our consolidated financial position or results of operations, but does require us to provide additional disclosure.

Included in IPL's retail electric rates are removal costs for certain assets that do not have legal obligations relating to the asset's retirement. As of March 31, 2003, IPL estimates that approximately $345 million related to removal costs is included in accumulated depreciation.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 (SFAS 133) on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. SFAS 149 does not impact the accounting for any of IPALCO or its subsidiaries' current contracts, but could impact the accounting of any contracts entered into or modified after June 30, 2003.

4. SEGMENT INFORMATION

IPALCO's operations are made up almost entirely of its ownership of IPL, its consolidated electric utility, which is a reportable business segment. IPALCO's nonutility activities are primarily made up of IPALCO's $750 million Senior Secured Notes issued November 2001 (the IPALCO Notes); approximately $5.4 million and $6.4 million of cash and cash equivalents, as of March 31, 2003 and December 31, 2002, respectively; nonutility investments at Mid America of $3.5 million and $5.0 million at March 31, 2003 and December 31, 2002, respectively; nonutility property of $1.5 million at both March 31, 2003 and December 31, 2002; and income taxes related to those items. There was no operating income for any nonutility activities during the periods covered by this report and nonutility assets and capital expenditures represented less than 5% of IPALCO's total assets and capital expenditures as of March 31, 2003 and December 31, 2002.

5. COMMITMENTS AND CONTINGENCIES

Legal

In March 2002, IPALCO and certain former officers and directors of IPALCO were named as defendants in a purported Employment Retirement Income Security Act (ERISA) class action lawsuit filed in the U.S. District Court for the Southern District of Indiana. On May 28, 2002, an amended complaint was filed asserting that the former members of the pension committee breached their fiduciary duties to the plaintiffs under ERISA by investing assets of the Thrift Plan in the common stock of IPALCO prior to the acquisition of IPALCO by AES. While we cannot predict the outcome, we do not believe that the suit will have a material adverse effect on Enterprises' financial condition, results of operations or liquidity.

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

In November 2002, IPL, IPALCO, and AES were named as defendants in a purported Fair Labor Standards Act (FLSA) class action lawsuit filed in the U.S. District Court for the Southern District of Indiana. The complaint alleges that certain former IPL supervisors were not paid overtime pay at the rate required by the FLSA. IPALCO and AES have been dismissed from the suit. We believe that IPL did not violate the FLSA. While we cannot predict the outcome, we do not believe the suit will have a material adverse effect on IPALCO's financial condition, results of operations or liquidity.

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

Environmental

With respect to environmental issues, IPL has ongoing discussions with various regulatory authorities and we continue to believe that IPL is in compliance with its various permits. On October 27, 1998, the U.S. Environmental Protection Agency issued a final rule, referred to as the NOx SIP call, which imposes more stringent limits on nitrogen oxide (NOx) emissions from fossil fuel-fired steam electric generators. IPL's current estimates are that the NOx SIP call will necessitate capital expenditures of approximately $227 million during 2003-2005 to achieve substantially all of the required NOx emission reductions. The scope of the construction program associated with NOx emission reductions could be reduced by purchasing some of the required NOx emission allowances in the market, subject to approval by the Indiana Utility Regulatory Commission.

Other

As of March 31, 2003, Mid-America had a commitment to invest additional capital of up to $5.4 million, upon the call of the general partner, in EnerTech Capital Partners II L.P., a venture capital fund.

In connection with the sale of certain thermal assets in November 2000, Cleveland Thermal Energy Corporation (CTEC) and Cleveland District Cooling Corporation (CDCC) have agreed to indemnify the buyer on an after-tax basis from and against all losses arising out of: any liabilities excluded from the sale; and certain litigation and environmental matters existing at the closing date, November 2, 2000. IPALCO has guaranteed this indemnification up to $14.6 million. Claims regarding a breach of an environmental representation or regarding an excluded liability must be brought on or before November 2, 2004.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" including, in particular, the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, future revenues, income or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words "could," "may," "predict," "anticipate," "would," "should," "believe," "estimate," "expect," "forecast," "project," "objective," and similar expressions are intended to identify forward-looking statements.

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to; our ownership by AES, our credit ratings, fluctuations in customer growth and demand, weather and weather-related damage, fuel costs, generating unit availability and capacity, purchased power costs and availability, regulatory action, environmental matters, federal and state legislation, interest rates, availability and cost of capital, labor strikes, maintenance and capital expenditures, local economic conditions, the ultimate disposition of litigation and the specific needs of plants to perform unanticipated facility maintenance or repairs or outages. The timing of deregulation and competition, product development and technology changes are also important potential factors that may cause actual results or outcomes to differ materially from those discussed in the forward- looking statements. Most of these factors affect us through our consolidated subsidiary, IPL.

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

RESULTS OF OPERATIONS

Comparison of Quarters Ended March 31, 2003 and March 31, 2002

Our first quarter 2003 net income of $34.0 million increased $0.6 million from net income of $33.4 million in the first quarter of 2002. The following discussion highlights the factors contributing to this change.

Operating Revenues

Operating revenues increased by $22.6 million during the three-month period ended March 31, 2003 compared to the prior year as a result of the following (Dollars in thousands):
	2003 Revenues	2002 Revenues	Increase	Percentage Increase
Retail Revenues	$ 202,721	$ 184,666	$ 18,055	9.8%
Wholesale Revenues	15,015	10,707	4,308	40.2%
Miscellaneous Revenues	2,307	2,097	210	10.0%
Total Change in Operating Revenues	$ 220,043	$ 197,470	$ 22,573	11.4%

The increase in retail revenues in the first quarter of 2003 as compared to the same period in 2002 was primarily due to a 9.9% increase in retail kWh sales. This increase was due to an additional 604 heating degree days. The increase in wholesale revenues was primarily due to a 62.0% increase in the average price per kWh sold, partially offset by a 13.4% decrease in the quantity of wholesale kWh's sold. The increase in the wholesale price per kWh sold was primarily due to an increase in the demand for electricity in the midwest resulting primarily from below normal temperatures for the first quarter of 2003, as evidenced by the additional 604 heating degree days.

Operating Expenses

Operating expenses increased $20.1 million, or 13.7% during the three months ended March 31, 2003, as compared to the same period in 2002. This is primarily the result of a $6.1 million increase in other maintenance expenses; a $5.5 million increase in income taxes; a $4.2 million increase in power purchased; and a $1.8 million increase in depreciation and amortization. The maintenance expense increase is primarily the result of the plant maintenance schedule of the first quarter of 2003 compared to 2002. Maintenance expenses are expected to continue to be higher in 2003 as more scheduled plant maintenance outages are planned to coincide with our NOx compliance construction program. The increase in income taxes is primarily the result of an increase in state income taxes ($4.1 million), of which $2.8 million resulted from an increase in the state income tax from 4.5% to 8.5%. The increase in power purchased was primarily due to a combination of (i) a scheduled maintenance outage during March of our largest base load coal fired unit (ii) colder than normal temperatures during a period in March (iii) higher than normal wholesale energy prices in March and (iv) an unscheduled maintenance outage of another of our large coal fired units in March. The combination of these factors resulted in us purchasing more energy and at higher than normal prices. The increase in depreciation and amortization is primarily due to a $2.1 million increase in depreciation resulting primarily from a $138.3 million increase in the beginning utility plant in service balances between the two periods.

Primarily as a result of the foregoing, utility operating income increased $2.5 million or 4.9% during the first quarter of 2003 from the same period in 2002.

Other Income and Deductions

Other income and deductions decreased from income of $7.6 million in 2002 to $6.3 million in 2003, primarily due to a net gain on asset sales of $1.0 million in 2002, a $0.8 million loss on the sale of 1/3 of our ownership interest in EnerTech in 2003 and a $0.8 million decrease in the allowance for equity funds used during construction. The decrease in the allowance was primarily due to a gas combustion turbine placed in service in 2002 with a total installed cost of approximately $63 million. These decreases were partially offset by a $1.2 million increase in the income tax benefit during the comparable periods, which resulted primarily from the increase in the state income tax rate ($0.7 million) and deferred taxes related to the loss on the sale of 1/3 of our ownership interest in EnerTech ($0.4 million).

Interest and Other Charges

Interest and other charges increased slightly to $25.8 million in the first quarter of 2003 from $25.2 million in the same period in 2002. The increase includes a $0.5 million increase in interest expense due to a 50 basis point increase, beginning November 15, 2002, in the interest charged on the IPALCO Notes as a result of ratings downgrades. The interest rate on the IPALCO Notes is expected to increase another 50 basis points on May 15, 2003 as a result of additional ratings downgrades. In addition, the allowance for borrowed funds used during construction decreased $0.4 million due to the gas combustion turbine placed in service in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Overview. Material changes in the consolidated financial condition and results of our operations, except where noted, are attributed to the operations of IPL. Consequently, the following discussion is centered on IPL.

As of March 31, 2003, IPALCO had cash and cash equivalents of $65.2 million. In addition, IPL has available borrowing capacity of $75 million under its existing committed credit facilities. All long-term borrowings by IPL must first be approved by the Indiana Utility Regulatory Commission (IURC). Also, IPL and IPALCO have restrictions on the amount of new debt they may issue by contractual obligations of the parent company, AES. Under such restrictions, IPL is generally allowed to fully draw the $75 million available on its credit facilities, refinance existing debt, issue the $160 million of long term debt approved by the IURC (see below) and issue certain other indebtedness. We believe that cash balances, cash flows from operations and short-term borrowings will be adequate to meet anticipated cash requirements in the near term.

IURC Orders. On February 12, 2003, the IURC issued an Order approving IPL's 2003- 2006 financing program, including, among other things, the issuance of up to $160 million of additional long-term debt to pay, in part, for IPL's construction program during 2003-2005, and the refinancing of $80 million of long-term debt, which matures in February 2004. In addition, the Order set forth a process whereby IPL must file a report with the IURC, prior to declaring or paying a dividend, that sets forth (1) the amount of any proposed dividend, (2) the amount of dividends distributed during the prior twelve months, (3) an income statement for the same twelve-month period, (4) the most recent balance sheet, and (5) IPL's capitalization as of the close of the preceding month, as well as a pro forma capitalization giving effect to the proposed dividend, with sufficient detail to indicate the amount of unappropriated retained earnings. If within twenty (20) calendar days the IURC does not initiate a proceeding to further explore the implications of the proposed dividend, the proposed dividend will be deemed approved. The Order stated that such process should continue in effect during the term of the financing authority, which expires December 31, 2006.

On February 28, 2003, IPL filed a petition for reconsideration, or in the alternative, for rehearing with the IURC. This petition sought clarification of certain provisions of the Order. In addition, the petition requested that the IURC establish objective criteria in connection with the reporting process related to IPL's long term debt capitalization ratio. On March 14, 2003, IPL filed a Notice of Appeal of the Order, as amended, in the Indiana Court of Appeals.

On April 16, 2003, the IURC issued its Order in response to IPL's petition for reconsideration. The IURC declined to provide objective criteria relating to the dividend reporting process, and did not set a definitive time frame within which an investigation of a proposed dividend would be concluded. The IURC did make certain requested clarifications and corrections with regard to the Order, including the following: (1) the dividend reporting process applies only to dividends on IPL's common stock, not on its preferred stock; (2) a confidentiality process is established to maintain confidentiality of information filed under the dividend reporting process until such information has been publicly released and is no longer confidential; (3) dividends are not to be paid until after the twenty calendar days have passed, or the Commission approves the dividend after initiating a proceeding to explore the implications of a proposed dividend; and (4) certain technical corrections.

IPL has filed three reports with the IURC under the dividend reporting process. The IURC did not initiate any proceeding in response to these reports and they were all deemed approved after twenty days had elapsed. We continue to believe that IPL will not be prevented from paying future dividends in the ordinary course of prudent business operations.

Capital Requirements. Our capital requirements are primarily related to IPL's construction expenditures needed to meet customers' needs for electricity, for environmental compliance and for energy and outage management systems. IPL's construction expenditures totaled $26.7 million during the three months ended March 31, 2003. This represented a decrease of $4.7 million from the comparable period in 2002. Construction expenditures during the first three months of 2003 were financed using internally generated cash provided by operations.

Pension Plan. Pension plan assets consist of investments in equity and fixed income securities. Funding for the qualified defined benefit pension plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. Due to the decline in market value of the investment portfolio over the last few years, assets held in trust to satisfy plan obligations have decreased. Additionally, recent decreases in long-term interest rates have the effect of increasing the measured liability for funding purposes. As a result of these events, together with Voluntary Early Retirement Programs offered in recent years, future funding obligations could increase substantially.

We funded $20 million to the pension plan in January of 2003. We anticipate additional program- related cash contributions for pension benefits of approximately $149 million over the three year period of 2003 thru 2005. These estimates are based on actuarial assumptions using a 6.75% discount rate, which is based on the four-year weighted average of 30-year treasury rates.

Dividends. IPALCO did not pay any dividends during the first quarter of 2003, however, a $40 million dividend payment was made to AES in April 2003. Future distributions will be determined at the discretion of the Board of Directors of IPALCO and will depend primarily on dividends received from IPL and such other factors as the Board of Directors of IPALCO deems relevant. Dividends from IPL are affected by IPL's results of operations, cash flows, financial condition, capital requirements, regulatory considerations and such other factors as the Board of Directors of IPL deems relevant.

Item 4. Controls and Procedures

(a) Evaluation Of Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of IPALCO's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported in a timely manner.

(b) Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect such controls subsequent to the Evaluation Date, nor were there any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 5 of the attached financial statements for a summary of significant legal proceedings involving IPALCO and/or IPL. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Document

99.1	Certification Pursuant to Section 18 U.S.C. Section 1350

(b) Reports on Form 8-K -On February 28, 2003, IPALCO filed a Form 8-K to report an Item 9. Regulation FD disclosure. The report disclosed certain details regarding a February 12, 2003 Indiana Utility Regulatory Commission (IURC) Order issued in connection with a petition filed by IPL for approval of its financing program, including the issuance of additional long-term debt.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

(Registrant)

Date: May 14, 2003

By:	/s/ Hamsa Shadaksharappa

Hamsa Shadaksharappa
Senior Vice President-Financial Services, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer and Duly Authorized Officer)

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Hamsa Shadaksharappa

Hamsa Shadaksharappa

Senior Vice President-Financial Services, Chief Financial Officer and Secretary