Form 10-Q
period 2003-06-30
IPALCO ENTERPRISES INC
filed 2003-07-30
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

On July 25, 2003, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

                                                         Three Months Ended   Six Months Ended
                                                              June 30,             June 30,
                                                        -------------------  -------------------
                                                           2003      2002       2003      2002
                                                        --------- ---------  --------- ---------
ELECTRIC UTILITY OPERATING REVENUES                     $187,694  $197,168   $407,737  $394,638

UTILITY OPERATING EXPENSES:
 Operation:
   Fuel                                                   40,020    38,700     85,062    82,664
   Other operating expenses                               29,990    23,721     56,662    48,782
 Power purchased                                           4,390     6,309      9,533     7,209
 Maintenance                                              24,616    20,605     43,911    33,823
 Depreciation and amortization                            29,978    28,138     59,596    55,936
 Taxes other than income taxes                             7,175     9,096     16,084    18,255
 Income taxes-net                                         16,877    23,322     48,769    49,718
                                                        --------- ---------  --------- ---------
  Total operating expenses                               153,046   149,891    319,617   296,387
                                                        --------- ---------  --------- ---------
UTILITY OPERATING INCOME                                  34,648    47,277     88,120    98,251
                                                        --------- ---------  --------- ---------
OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used during construction       1,000     1,162      1,930     2,940
 Gain (loss) on sales of assets, net                          --     1,410       (842)    2,455
 Other-net                                                  (243)     (572)      (509)   (1,122)
 Income tax benefit-net                                    6,551     5,222     13,072    10,570
                                                        --------- ---------  --------- ---------
  Total other income (deductions)-net                      7,308     7,222     13,651    14,843
                                                        --------- ---------  --------- ---------
INCOME BEFORE INTEREST AND OTHER CHARGES                  41,956    54,499    101,771   113,094
                                                        --------- ---------  --------- ---------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt                               25,563    24,146     50,188    48,292
 Other interest                                               97       109        220       261
 Allowance for borrowed funds used during construction      (483)     (545)      (928)   (1,379)
 Amortization of redemption premiums and expense on
  debt-net                                                   738       945      1,476     1,889
 Preferred dividends of subsidiary                           804       804      1,607     1,607
                                                        --------- ---------  --------- ---------
  Total interest and other charges-net                    26,719    25,459     52,563    50,670
                                                        --------- ---------  --------- ---------
NET INCOME                                              $ 15,237  $ 29,040   $ 49,208  $ 62,424
                                                        ========= =========  ========= =========

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

                                                       June 30,   December 31,
                                                         2003         2002
                                                    ------------- ------------
                      ASSETS                         (Unaudited)
UTILITY PLANT:
 Utility plant in service                           $  3,164,924  $ 3,144,472
 Less accumulated depreciation                         1,596,017    1,536,986
                                                    ------------- ------------
     Utility plant in service - net                    1,568,907    1,607,486
 Construction work in progress                           118,595       73,696
 Property held for future use                              7,708        7,708
                                                    ------------- ------------
     Utility plant - net                               1,695,210    1,688,890
                                                    ------------- ------------
OTHER ASSETS:
 Nonutility property - at cost, less
  accumulated depreciation                                 1,459        1,497
 Other investments                                         8,469       10,033
                                                    ------------- ------------
     Other assets - net                                    9,928       11,530
                                                    ------------- ------------
CURRENT ASSETS:
 Cash and cash equivalents                                 9,763       31,429
 Accounts receivable and unbilled revenue
   (less allowance for doubtful accounts
    of $1,830 and $1,556, respectively)                   36,449       41,601
 Fuel - at average cost                                   31,362       22,023
 Materials and supplies - at average cost                 46,234       47,874
 Net income tax refunds receivable                         3,033        3,305
 Prepayments and other current assets                      7,412        4,458
                                                    ------------- ------------
     Total current assets                                134,253      150,690
                                                    ------------- ------------
DEFERRED DEBITS:
 Regulatory assets                                       159,258      140,768
 Miscellaneous                                            29,155       29,037
                                                    ------------- ------------
     Total deferred debits                               188,413      169,805
                                                    ------------- ------------
             TOTAL                                  $  2,027,804  $ 2,020,915
                                                    ============= ============
          CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common shareholder's deficit:
   Premium on 4% cumulative preferred stock         $        649  $       649
   Paid in capital                                            39           --
   Accumulated deficit                                   (54,531)     (40,477)
   Accumulated other comprehensive loss                  (53,527)     (52,621)
                                                    ------------- ------------
     Total common shareholder's deficit                 (107,370)     (92,449)
 Cumulative preferred stock of subsidiary                 59,135       59,135
 Long-term debt (less current maturities
   and sinking fund requirements)                      1,292,059    1,372,006
                                                    ------------- ------------
     Total capitalization                              1,243,824    1,338,692

CURRENT LIABILITIES:
 Current maturities and sinking
  fund requirements                                       93,889          300
 Accounts payable                                         27,997       31,929
 Accrued expenses                                         16,241       17,258
 Dividends payable                                           880          874
 Accrued taxes                                            35,735       26,009
 Accrued interest                                         22,878       22,788
 Other current liabilities                                13,723       12,827
                                                    ------------- ------------
     Total current liabilities                           211,343      111,985
                                                    ------------- ------------
DEFERRED CREDITS AND OTHER
 LONG-TERM LIABILITIES:
 Accumulated deferred income taxes - net                 353,639      337,936
 Unamortized investment tax credit                        29,550       30,927
 Accrued postretirement benefits                           5,966        5,965
 Accrued pension benefits                                173,214      186,761
 Miscellaneous                                            10,268        8,649
                                                    ------------- ------------
     Total deferred credits and other
      long-term liabilities                              572,637      570,238
                                                    ------------- ------------
COMMITMENTS AND CONTINGENCIES (Note 6)

             TOTAL                                  $  2,027,804  $ 2,020,915
                                                    ============= ============

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                            Six Months Ended
                                                                June 30,
                                                          ---------- ---------
                                                             2003       2002
                                                          ---------  ---------
Cash Flows from Operations:
 Net income                                              $  49,208  $  62,424
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           59,558     56,400
    Amortization of regulatory assets                        1,438      1,513
    Deferred income taxes and investment tax credit
      adjustments - net                                     (4,131)   (10,279)
    (Gain) loss on sales of assets, net                        842     (2,455)
    Impairment on investment                                   165         --
    Allowance for funds used during construction            (2,858)    (4,319)
  Change in certain assets and liabilities:
    Accounts receivable                                      5,152      5,629
    Fuel, materials and supplies                            (7,699)   (12,531)
    Net income taxes receivable or payable                   6,044     21,171
    Accounts payable and accrued expenses                   (4,058)    (5,685)
    Accrued other taxes                                      3,954        976
    Accrued pension benefits                               (13,547)     4,199
    Accrued interest                                            90        (96)
    Other - net                                             (1,299)       361
                                                          ---------  ---------
Net cash provided by operating activities                   92,859    117,308
                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures - utility                      (62,314)   (56,464)
  Construction expenditures - nonutility                        --       (107)
  Proceeds from sales of assets                                 --      4,220
  Other                                                     (2,549)    (1,462)
                                                          ---------  ---------
Net cash used in investing activities                      (64,863)   (53,813)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short term borrowings                                     13,600         --
  Dividends on common stock                                (63,262)   (72,000)
  Other                                                         --       (695)
                                                          ---------  ---------
Net cash used in financing activities                      (49,662)   (72,695)
                                                          ---------  ---------
Net change in cash and cash equivalents                    (21,666)    (9,200)
Cash and cash equivalents at beginning of period            31,429     28,933
                                                          ---------  ---------
Cash and cash equivalents at end of period               $   9,763  $  19,733
                                                          =========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                 $  49,396  $  47,286
                                                          =========  =========
    Income taxes                                         $  40,202  $  31,426
                                                          =========  =========

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Organization

IPALCO Enterprises, Inc. (IPALCO) is a wholly-owned subsidiary of The AES Corporation (AES). IPALCO owns all of the outstanding common stock of its subsidiaries. These include its regulated utility subsidiary, Indianapolis Power & Light Company (IPL) and its unregulated subsidiary, Mid-America Capital Resources, Inc. (Mid-America). IPL is an electric utility with its customer base concentrated in Indianapolis, Indiana and is the primary subsidiary of IPALCO. Mid-America conducts IPALCO's unregulated activities.

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

3. New Accounting Pronouncements

In 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. IPALCO implemented this statement beginning January 1, 2003. The adoption of SFAS 143 did not impact our consolidated financial position or results of operations, but does require us to provide additional disclosure.

Included in IPL's retail electric rates are removal costs for certain assets that do not have legal obligations relating to the asset's retirement. As of June 30, 2003, IPL estimates that approximately $352 million related to removal costs is included in accumulated depreciation.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 (SFAS 133) on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. SFAS 149 does not impact the accounting for any of IPALCO nor its consolidated subsidiaries current contracts, but could impact the accounting of any contracts entered into or modified after June 30, 2003.

In May 2003, the FASB issued Statement of Financial Accounting Standards SFAS No. 150 (SFAS150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires certain financial instruments that have historically been classified as equity to be classified as debt (or as an asset in certain circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Neither IPALCO nor any of its consolidated subsidiaries has any financial instruments that are within the scope of SFAS 150.

4. Segment information

IPALCO's operations are made up almost entirely of its ownership of IPL, its consolidated electric utility, which is a reportable business segment. In addition, IPALCO has outstanding $750 million of Senior Secured Notes (the IPALCO Notes); approximately $5.3 million and $6.4 million of cash and cash equivalents, as of June 30, 2003 and December 31, 2002, respectively; nonutility investments at Mid America of $4.8 million and $6.4 million at June 30, 2003 and December 31, 2002, respectively; and income taxes related to those items. There was no operating income for any nonutility activities during the periods covered by this report. Nonutility assets represented less than 2% of IPALCO's total assets as of June 30, 2003 and December 31, 2002 and nonutility capital expenditures represented less than 1% of IPALCO's total capital expenditures for the six month periods ended June 30, 2003 and 2002.

5. Indebtedness

In May, IPL increased the borrowing capacity of one of its two committed lines of credit from $45 million to $60 million and extended its maturity to May 21, 2004. In June, IPL executed an agreement which combined its existing $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly) and its $30 million committed line of credit into one two-tranche agreement. The new agreement increased the capacity of the line of credit from $30 million to $50 million and extended its maturity to June 3, 2004. It also extended the maturity of the $40.6 million liquidity facility to June 3, 2004.

During the third quarter of 2003, IPL expects to issue $110 million in long term indebtedness primarily to finance a portion of IPL's 2003-2005 capital expenditure program, to reimburse its treasury for expenditures previously incurred in connection with the capital expenditure program and to repay amounts outstanding on its credit lines. Upon the closing of such issuance, the borrowing capacity of IPL's two committed lines of credit will be reduced back to $45 million and $30 million.

6. Commitments and Contingencies

Legal

In March 2002, IPALCO and certain former officers and directors of IPALCO were named as defendants in a purported Employment Retirement Income Security Act (ERISA) class action lawsuit filed in the U.S. District Court for the Southern District of Indiana. Both lawsuits made allegations regarding matters arising from the acquisition of IPALCO by AES. On May 28, 2002, an amended complaint was filed asserting that the former members of the pension committee breached their fiduciary duties to the plaintiffs under ERISA by investing assets of the Thrift Plan in the common stock of IPALCO prior to the acquisition of IPALCO by AES. While we cannot predict the outcome, we do not believe that the suit will have a material adverse effect on IPALCO's financial condition, results of operations or liquidity. In July 2003, IPALCO and IPL each received subpoenas from the Indiana Secretary of State seeking information focused largely on circumstances surrounding the acquisition of IPALCO by AES.

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

IPL has been named as a defendant in approximately 62 pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. Many of the original primary defendants— the asbestos manufacturers— have filed for bankruptcy protection. IPL has insurance coverage for many of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged. Although we do not believe that any of the pending asbestos suits in which IPL is a named defendant will have a material adverse effect on IPALCO's business or operations, we are unable to predict the number or effect any additional suits may have. Accordingly, we cannot assure that the pending or any additional suits will not have a material effect on our business or operations.

In addition, IPALCO and its consolidated subsidiaries are involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on IPALCO's consolidated financial statements.

Environmental

With respect to environmental issues, IPL has ongoing discussions with various regulatory authorities and we continue to believe that IPL is in compliance with its various permits. On October 27, 1998, the U.S. Environmental Protection Agency issued a final rule, referred to as the NOx SIP call, which imposes more stringent limits on nitrogen oxide (NOx) emissions from fossil fuel-fired steam electric generators. IPL's current estimates are that the NOx SIP call will necessitate capital expenditures of approximately $227 million during 2003-2005 to achieve substantially all of the required NOx emission reductions. The scope of the construction program associated with NOx emission reductions could be reduced or delayed by purchasing some of the required NOx emission allowances in the market, subject to approval by the Indiana Utility Regulatory Commission.

Other

As of June 30, 2003, Mid-America had a commitment to invest additional capital of up to $5.4 million, upon the call of the general partner, in EnerTech Capital Partners II L.P., a venture capital fund.

In connection with the sale of certain thermal assets held by subsidiaries of IPALCO in November 2000, the IPALCO subsidiaries agreed to indemnify the buyer on an after-tax basis from and against all losses arising out of: any liabilities excluded from the sale; and certain litigation and environmental matters existing at the closing date, November 2, 2000. IPALCO has guaranteed this indemnification up to $14.6 million. Claims regarding a breach of an environmental representation or regarding an excluded liability must be brought on or before November 2, 2004.

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

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to; our ownership by AES, changes in our credit ratings, fluctuations in customer growth and demand, weather and weather- related damage, fuel costs, generating unit availability and capacity, purchased power costs and availability, regulatory action, environmental matters, federal and state legislation, interest rates, availability and cost of capital, capital market performance of pension plan assets, labor strikes, the timing of deregulation and competition, product development and technology changes, construction cost overruns, local economic conditions, the ultimate disposition of litigation and the specific needs of plants to perform unanticipated facility maintenance or repairs or outages. Most of these factors affect us through our consolidated subsidiary, IPL.

Overview

IPALCO Enterprises, Inc. (IPALCO) is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary, Indianapolis Power & Light Company (IPL), is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 450,000 customers in the City of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide retail electric service to those customers. IPL owns and operates four generating stations. Two of the generating stations are primarily coal-fired stations. The third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. IPL's net electric generation capability for winter is 3,342 megawatts and net summer capability is 3,224 megawatts.

RESULTS OF OPERATIONS

Comparison of Quarters Ended June 30, 2003 and June 30, 2002

Our second quarter 2003 net income of $15.2 million decreased $13.8 million from net income of $29.0 million in the second quarter of 2002. The following discussion highlights the factors contributing to this change.

Operating Revenues

Operating revenues decreased by $9.5 million during the three-month period ended June 30, 2003 compared to the prior year as a result of the following (dollars in thousands):
	2003	2002	Increase (Decrease)	Percentage Change
Retail Revenues	$ 177,440	$ 188,336	$ (10,896)	(5.8)%
Wholesale Revenues	7,497	5,720	1,777	31.1%
Miscellaneous Revenues	2,757	3,112	(355)	(11.4)%
Total Change in Operating Revenues	$ 187,694	$ 197,168	$ (9,474)	(4.8)%

The decrease in operating revenues in the second quarter of 2003 as compared to the same period in 2002 was primarily due to the $10.9 million decrease in retail revenues, partially offset by the $1.8 million increase in wholesale revenues. The decrease in retail revenues was primarily the result of a 4.7% decrease in the number of retail kWh's sold, primarily due to a 48.5% decrease in cooling degree days and a 9.8% decrease in heating degree days. The increase in wholesale revenues was primarily due to a 27.8% increase in the average price per wholesale kWh sold.

Operating Expenses

Operating expenses increased $3.2 million, or 2.1% during the three months ended June 30, 2003, as compared to the same period in 2002. This is primarily the result of a $6.3 million increase in other operating expenses, a $4.0 million increase in maintenance expenses and a $1.8 million increase in depreciation and amortization, partially offset by a $6.4 million decrease in income taxes - net and a $2.1 million decrease in real estate and personal property taxes resulting from recent real estate tax reassessments. The maintenance expense increase is primarily the result of increases associated with the plant maintenance schedule of the second quarter of 2003 compared to 2002. Maintenance expenses are expected to continue to be higher in 2003 as more scheduled plant maintenance outages are planned to coincide with our NOx compliance construction program. The increase in other operating expenses includes a $2.1 million increase in salaries and wages, a $1.5 million increase in property insurance and a $1.2 million increase in pension and other postretirement expenses. The increase in depreciation and amortization is primarily due to a $2.1 million increase in depreciation resulting primarily from a $207.3 million increase in the beginning utility plant in service balances between the two periods. The decrease in income taxes is primarily the result of a decrease in pretax income ($6.8 million) and deferred taxes related to deferred fuel ($1.2 million), partially offset by the effect ($2.6 million) of an increase in the state income tax rate from 4.5% to 8.5%.

Primarily as a result of the foregoing, utility operating income decreased $12.6 million or 26.7% during the second quarter of 2003 from the same period in 2002.

Other Income and Deductions

Other income and deductions increased slightly from income of $7.2 million in 2002 to $7.3 million in 2003. Included in this increase is a $1.3 million increase in the income tax benefit, which resulted primarily from the increase in the state income tax rate ($0.6 million) and a ($0.6 million) favorable variance in federal income taxes resulting from less federal taxable income. The second quarter of 2002 also included a $1.4 million gain on the sale of noncore real estate assets. The allowance for equity funds used during construction includes $0.5 million related to NOx expenditures in 2003 and $0.9 million in 2002 related to a gas combustion turbine placed in service during 2002.

Interest and Other Charges

Interest and other charges increased slightly to $26.7 million in the second quarter of 2003 from $25.5 million in the same period in 2002. The increase includes a $1.4 million increase in interest expense due to a 50 basis point increase, beginning November 15, 2002, and another 50 basis points increase beginning May 15, 2003 in the interest rate on the IPALCO Notes as a result of ratings downgrades. The allowance for borrowed funds used during construction includes $0.3 million related to NOx expenditures in 2003 and $0.4 million in 2002 related to a gas combustion turbine placed in service during 2002.

Comparison of Six Month Periods Ended June 30, 2003 and June 30, 2002

Net income for the six months ended June 30, 2003 was $49.2 million, as compared to $62.4 million for the same period in 2002. The following discussion highlights the factors contributing to the decrease.

Operating Revenues

Operating revenues increased by $13.1 million during the six-month period ended June 30, 2003 compared to the prior year as a result of the following (dollars in thousands):

	2003	2002	Increase (Decrease)	Percentage Change
Retail Revenues	$ 380,161	$ 373,002	$ 7,159	1.9%
Wholesale Revenues	22,512	16,427	6,085	37.0%
Miscellaneous Revenues	5,064	5,209	(145)	(2.8)%
Total Change in Operating Revenues	$ 407,737	$ 394,638	$ 13,099	3.3%

The increase in operating revenues in the six months ended June 30, 2003 as compared to the same period in 2002 was primarily due to the $7.2 million increase in retail revenues and the $6.1 million increase in wholesale revenues. The increase in retail revenues was primarily due to a 2.7% increase in the number of retail kWh's sold and credits totaling $1.4 million issued in the six months ended June 30, 2002 to certain customers who experienced service interruptions as a result of severe storms in our service area in July 2001. The increase in kWh's sold was primarily due to an increase of 549, or 17.9%, in the number of heating degree days during the comparative periods, partially offset by a 182, or 48.5%, decrease in the number of cooling degree days. The increase in wholesale revenues was primarily due to a 49.0% increase in the average price per wholesale kWh sold.

Operating expenses increased $23.2 million, or 7.8% during the six months ended June 30, 2003, as compared to the same period in 2002. This is primarily the result of a $10.1 million increase in maintenance expenses, a $7.9 million increase in other operating expenses, a combined $4.7 million increase in fuel and power purchased and a $3.7 million increase in depreciation and amortization, partially offset by a $3.2 million decrease in real estate and personal property taxes resulting from recent real estate tax reassessments. The maintenance expense increase is primarily the result of increases associated with the plant maintenance schedule of 2003 compared to 2002. Maintenance expenses are expected to continue to be higher in 2003 as more scheduled plant maintenance outages are planned to coincide with our NOx compliance construction program. The increase in other operating expenses includes a $3.7 million increase in salaries and wages, a $2.8 million increase in pension and other postretirement expenses and a $1.9 million increase in property insurance. The increase in fuel and power purchased was primarily due to a combination of (i) a scheduled maintenance outage during March of our largest base load coal fired unit (ii) colder than normal temperatures during a period in March (iii) higher than normal wholesale energy prices in March and (iv) an unscheduled maintenance outage of another of our large coal fired units in March. The combination of these factors resulted in us purchasing more energy at higher than normal prices and an overall decrease in efficiency. The increase in depreciation and amortization is primarily due to a $4.1 million increase in depreciation resulting primarily from a $138.3 million increase in the beginning utility plant in service balances between the two periods.

In addition to those factors, total operating income taxes remained relatively constant, but was the result of a $6.7 million decrease in federal income tax expense and a $5.8 million increase in state income tax expense. The decrease in federal income tax expense was primarily due to a decrease in federal taxable income, while the increase in state income tax expense was primarily the effect ($5.4 million) of the increase in the state income tax rate from 4.5% to 8.5%.

Primarily as a result of the foregoing, utility operating income decreased $10.1 million or 10.3% during the six months ended June 30, 2003 from the same period in 2002.

Other Income and Deductions

Other income and deductions decreased slightly from income of $14.8 million in 2002 to $13.7 million in 2003. Contributing to this decrease is a $2.5 million gain in 2002 from the sales of noncore real estate assets and a $0.8 million loss in 2003 on the sale of 1/3 of our ownership interest in EnerTech Capital Partners II L.P. The allowance for equity funds used during construction includes $0.8 million related to NOx expenditures in 2003 and $2.2 million in 2002 related to a gas combustion turbine placed in service during 2002. The $2.5 million increase in the income tax benefit resulted primarily from the increase in the state income tax rate ($1.3 million) and a ($1.2 million) favorable variance in federal income taxes resulting from less federal taxable income.

Interest and Other Charges

Interest and other charges increased $1.9 million for the six months ended June 30, 2003 from the same period in 2002. The increase includes a $1.9 million increase in interest expense due to a 50 basis point increase, beginning November 15, 2002, and another 50 basis points increase beginning May 15, 2003 in the interest rate on the IPALCO Notes as a result of ratings downgrades. In addition, the allowance for equity funds used during construction includes $0.4 million related to NOx expenditures in 2003 and $1.0 million in 2002 related to a gas combustion turbine placed in service during 2002.

LIQUIDITY AND CAPITAL RESOURCES

Overview. Material changes in the consolidated financial condition and results of our operations, except where noted, are attributed to the operations of IPL. Consequently, the following discussion is centered on IPL.

As of June 30, 2003, IPALCO had cash and cash equivalents of $9.8 million. In addition, IPL had $110 million of committed credit facilities (the IPL Credit Lines), of which $13.6 million was outstanding, and $96.4 million remained available. The total capacity on the IPL Credit Lines will be reduced from $110 million to $75 million and the amounts outstanding are expected to be repaid upon the closing of IPL's anticipated $110 million long term debt issuance (See below). All long- term borrowings by IPL must first be approved by the Indiana Utility Regulatory Commission (IURC) and the aggregate amount of IPL's short-term borrowings must be approved by the Federal Energy Regulatory Commission. Also, IPL and IPALCO have restrictions on the amount of new debt they may issue by contractual obligations of the parent company, AES, and by financial covenant restrictions under existing debt obligations at IPL and IPALCO. Under such restrictions, IPL is generally allowed to fully draw the amounts available on the IPL Credit Lines, refinance existing debt, issue up to $160 million of new long term debt approved by the IURC and incur certain other indebtedness. We believe that cash balances, cash flows from operations, the net proceeds from IPL bond issuances and available borrowing capacity on the IPL Credit Lines will be adequate to meet anticipated cash requirements in the near term.

In May, IPL increased the borrowing capacity of one of its two committed lines of credit from $45 million to $60 million and extended its maturity to May 21, 2004. In June, IPL executed an agreement which combined its existing $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly) and $30 million committed line of credit into one two- tranche agreement. The new agreement increased the capacity of the line of credit from $30 million to $50 million and extended its maturity to June 3, 2004. It also extended the maturity of the $40.6 million liquidity facility to June 3, 2004.

During the third quarter of 2003, IPL expects to issue $110 million of long term indebtedness primarily to finance a portion of IPL's 2003-2005 capital expenditure program, to reimburse its treasury for expenditures previously incurred in connection with the capital expenditure program and to repay amounts outstanding on the IPL Credit Lines. Upon the closing of such issuance, the borrowing capacity of the IPL Credit Lines will be reduced back to $45 million and $30 million.

IURC Orders. On February 12, 2003, the IURC issued an order approving IPL's 2003- 2006 financing program (the IURC 2003 Financing Order), including, among other things, the issuance of up to $160 million of additional long-term debt to pay, in part, for IPL's construction program during 2003-2005, and the refinancing of $80 million of long-term debt, which matures in February 2004. In addition, the IURC 2003 Financing Order set forth a process whereby IPL must file a report with the IURC, prior to declaring or paying a dividend, that sets forth (1) the amount of any proposed dividend, (2) the amount of dividends distributed during the prior twelve months, (3) an income statement for the same twelve-month period, (4) the most recent balance sheet, and (5) IPL's capitalization as of the close of the preceding month, as well as a pro forma capitalization giving effect to the proposed dividend, with sufficient detail to indicate the amount of unappropriated retained earnings. If within twenty (20) calendar days the IURC does not initiate a proceeding to further explore the implications of the proposed dividend, the proposed dividend will be deemed approved. The IURC 2003 Financing Order stated that such process should continue in effect during the term of the financing authority, which expires December 31, 2006.

On February 28, 2003, IPL filed a petition for reconsideration, or in the alternative, for rehearing with the IURC. This petition sought clarification of certain provisions of the IURC 2003 Financing Order. In addition, the petition requested that the IURC establish objective criteria in connection with the reporting process related to IPL's long term debt capitalization ratio. On March 14, 2003, IPL filed a Notice of Appeal of the IURC 2003 Financing Order, as amended, in the Indiana Court of Appeals. We subsequently filed a motion to dismiss such appeal.

On April 16, 2003, the IURC issued its order in response to IPL's petition for reconsideration. The IURC declined to provide objective criteria relating to the dividend reporting process, and did not set a definitive time frame within which an investigation of a proposed dividend would be concluded. The IURC did make certain requested clarifications and corrections with regard to the IURC 2003 Financing Order, including the following: (1) the dividend reporting process applies only to dividends on IPL's common stock, not on its preferred stock; (2) a confidentiality process is established to maintain confidentiality of information filed under the dividend reporting process until such information has been publicly released and is no longer confidential; (3) dividends are not to be paid until after the twenty calendar days have passed, or the IURC approves the dividend after initiating a proceeding to explore the implications of a proposed dividend; and (4) certain technical corrections.

All of the reports IPL has filed with the IURC under the dividend reporting process were deemed approved after twenty days had elapsed and the IURC did not initiate any proceeding to explore the implications of the proposed dividends. We continue to believe that IPL will not be prevented from paying future dividends in the ordinary course of prudent business operations.

Capital Requirements. Our capital requirements are primarily related to IPL's construction expenditures needed to meet customers' needs for electricity, for environmental compliance and for energy and outage management systems. IPL's construction expenditures totaled $62.3 million during the six months ended June 30, 2003. This represented an increase of $5.9 million from the comparable period in 2002. Construction expenditures during the first six months of 2003 were financed using internally generated cash provided by operations and borrowings on the IPL Credit Lines. We estimate total capital expenditures of approximately $160 million in 2003, $170 million in 2004 and $115 million in 2005. These amounts include approximately $227 million for construction associated with new environmental standards imposed by the EPA relating to NOx emission reductions.

Pension Plan. Pension plan assets consist of investments in equity and fixed income securities. Funding for the qualified defined benefit pension plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, as well as targeted funding levels necessary to qualify under standards of the Pension Benefit Guaranty Corporation for exemption from certain administrative requirements. Due to the decline in market value of the investment portfolio over the last few years, assets held in trust to satisfy plan obligations have decreased. Additionally, recent decreases in long-term interest rates have the effect of increasing the measured liability for funding purposes. As a result of these events, together with Voluntary Early Retirement Programs offered in recent years, our estimate of future funding obligations has increased substantially.

We funded $20 million to the pension plan in January of 2003 and $25.0 million in July of 2003. Depending on the timing of contributions and other factors, to meet our funding target, we anticipate additional program-related cash contributions for pension benefits of approximately $94.0 to $124.0 million through 2005, of which we may elect to make a contribution of approximately $51.0 million by September 2003. These estimates are based on actuarial assumptions using discount rates of 6.65% for 2003, 5.52% for 2004 and 5.32% for 2005. The discount rate assumption is based on our estimate of the four-year weighted average of 30-year treasury rates. Such estimates are also based on the market value of our pension plan assets at December 31, 2002, and an assumed rate of return on our pension plan assets of 9.0% during 2003 and 2004. If the rate of return on our pension plan assets for 2003 and 2004 were 0%, our anticipated pension contributions through 2005 that would be necessary for us to meet the same funding target would increase to a range of $128.0 million to $139.0 million.

Dividends. IPALCO did not pay any dividends during the first quarter of 2003, however we did pay total dividends of $63.3 million to AES in the second quarter of 2003. Future distributions will be determined at the discretion of the Board of Directors of IPALCO and will depend primarily on dividends received from IPL and such other factors as the Board of Directors of IPALCO deems relevant. Dividends from IPL are affected by IPL's results of operations, cash flows, financial condition, capital requirements, regulatory considerations (including compliance with the IURC 2003 Financing Order described above) and such other factors as the Board of Directors of IPL deems relevant.

Item 4. Controls and Procedures

  Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, based on the evaluation of IPALCO's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, have concluded that as of June 30, 2003, our disclosure controls and procedures were effective and designed to ensure that material information relating to us and our consolidated subsidiaries, when applicable, is made known to us by others within those entities, particularly during the period in which this report is being prepared.
  Internal Control over Financial Reporting. There have been no changes in IPALCO's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during IPALCO's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, IPALCO's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 6 of the attached financial statements for a summary of significant legal proceedings involving IPALCO and/or IPL. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Document

10.1	Credit Agreement, Dated as of May 22, 2003, Among IPL, the Institutions from time to time Parties Thereto, as Lenders, and the Hungtington National Bank, as Agent

10.2	Credit Agreement Among IPL, the Institutions from time to time Parties Thereto, as Lenders, and LaSalle Bank National Association, as Agent, Dated as of June 4, 2003

99.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.3	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,18 U.S.C. Section 1350

(b) Reports on Form 8-K -On April 24, 2003, IPALCO filed a Form 8-K to report an Item 9. Regulation FD disclosure. The report disclosed certain details of an Order issued on April 16, 2003 by the Indiana Utility Regulatory Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

(Registrant)

Date: July 29, 2003

By:	/s/ Hamsa Shadaksharappa

Hamsa Shadaksharappa
Senior Vice President-Financial Services, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer and Duly Authorized Officer)