Form 10-Q
period 2003-09-30
IPALCO ENTERPRISES INC
filed 2003-11-12
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

On November 10, 2003, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

                                                         Three Months Ended   Nine Months Ended
                                                            September 30,        September 30,
                                                        -------------------  -------------------
                                                           2003      2002       2003      2002
                                                        --------- ---------  --------- ---------
ELECTRIC UTILITY OPERATING REVENUES                     $220,990  $226,755   $628,727  $621,393

UTILITY OPERATING EXPENSES:
 Operation:
   Fuel                                                   48,700    46,737    133,762   129,401
   Other operating expenses                               30,646    31,067     87,308    79,849
 Power purchased                                           6,032     9,753     15,565    16,962
 Maintenance                                              16,086    11,665     59,997    45,488
 Depreciation and amortization                            29,778    28,373     89,374    84,309
 Taxes other than income taxes                             6,001     6,261     22,085    24,516
 Income taxes-net                                         32,432    31,771     81,201    81,489
                                                        --------- ---------  --------- ---------
  Total operating expenses                               169,675   165,627    489,292   462,014
                                                        --------- ---------  --------- ---------
UTILITY OPERATING INCOME                                  51,315    61,128    139,435   159,379
                                                        --------- ---------  --------- ---------
OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used during construction       1,263       151      3,193     3,091
 Gain (loss) on sales of assets, net                          --         0       (842)    2,455
 Other-net                                                  (223)     (113)      (732)   (1,235)
 Income tax benefit-net                                    6,711     5,582     19,783    16,152
                                                        --------- ---------  --------- ---------
  Total other income (deductions)-net                      7,751     5,620     21,402    20,463
                                                        --------- ---------  --------- ---------
INCOME BEFORE INTEREST AND OTHER CHARGES                  59,066    66,748    160,837   179,842
                                                        --------- ---------  --------- ---------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt                               27,080    24,146     77,268    72,438
 Other interest                                              241       121        461       382
 Allowance for borrowed funds used during construction      (608)      (72)    (1,536)   (1,451)
 Amortization of redemption premiums and expense on
  debt-net                                                   737       905      2,213     2,794
 Preferred dividends of subsidiary                           803       803      2,410     2,410
                                                        --------- ---------  --------- ---------
  Total interest and other charges-net                    28,253    25,903     80,816    76,573
                                                        --------- ---------  --------- ---------
NET INCOME                                              $ 30,813  $ 40,845   $ 80,021  $103,269
                                                        ========= =========  ========= =========

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

                                                     September 30,  December 31,
                                                          2003          2002
                                                    --------------- ------------
                      ASSETS                          (Unaudited)
UTILITY PLANT:
 Utility plant in service                           $    3,175,040  $ 3,144,472
 Less accumulated depreciation                           1,615,622    1,536,986
                                                    --------------- ------------
     Utility plant in service - net                      1,559,418    1,607,486
 Construction work in progress                             143,012       73,696
 Property held for future use                                7,708        7,708
                                                    --------------- ------------
     Utility plant - net                                 1,710,138    1,688,890
                                                    --------------- ------------
OTHER ASSETS:
 Nonutility property - at cost, less
  accumulated depreciation                                   1,451        1,497
 Other investments                                           9,411       10,033
                                                    --------------- ------------
     Other assets - net                                     10,862       11,530
                                                    --------------- ------------
CURRENT ASSETS:
 Cash and cash equivalents                                  34,821       31,429
 Restricted cash                                            21,905           --
 Accounts receivable and unbilled revenue
   (less allowance for doubtful accounts
    of $1,806 and $1,556, respectively)                     41,539       41,601
 Fuel - at average cost                                     28,441       22,023
 Materials and supplies - at average cost                   46,696       47,874
 Net income tax refunds receivable                           3,006        3,305
 Prepayments and other current assets                        7,604        4,458
                                                    --------------- ------------
     Total current assets                                  184,012      150,690
                                                    --------------- ------------
DEFERRED DEBITS:
 Regulatory assets                                         164,291      140,768
 Miscellaneous                                              29,637       29,037
                                                    --------------- ------------
     Total deferred debits                                 193,928      169,805
                                                    --------------- ------------
             TOTAL                                  $    2,098,940  $ 2,020,915
                                                    =============== ============
          CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common shareholder's deficit:
   Premium on 4% cumulative preferred stock         $          649  $       649
   Paid in capital                                              70           --
   Accumulated deficit                                     (52,918)     (40,477)
   Accumulated other comprehensive loss                    (51,546)     (52,621)
                                                    --------------- ------------
     Total common shareholder's deficit                   (103,745)     (92,449)
 Cumulative preferred stock of subsidiary                   59,135       59,135
 Long-term debt (less current maturities
   and sinking fund requirements)                        1,401,994    1,372,006
                                                    --------------- ------------
     Total capitalization                                1,357,384    1,338,692

CURRENT LIABILITIES:
 Current maturities and sinking
  fund requirements                                         80,294          300
 Accounts payable                                           30,367       31,929
 Accrued expenses                                           18,081       17,258
 Dividends payable                                             880          874
 Accrued taxes                                              28,893       26,009
 Accrued interest                                           36,993       22,788
 Other current liabilities                                  12,915       12,827
                                                    --------------- ------------
     Total current liabilities                             208,423      111,985
                                                    --------------- ------------
DEFERRED CREDITS AND OTHER
 LONG-TERM LIABILITIES:
 Accumulated deferred income taxes - net                   390,984      337,936
 Unamortized investment tax credit                          28,862       30,927
 Accrued postretirement benefits                             5,917        5,965
 Accrued pension benefits                                  100,441      186,761
 Miscellaneous                                               6,929        8,649
                                                    --------------- ------------
     Total deferred credits and other
      long-term liabilities                                533,133      570,238
                                                    --------------- ------------
COMMITMENTS AND CONTINGENCIES (Note 6)

             TOTAL                                  $    2,098,940  $ 2,020,915
                                                    =============== ============

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                          Nine Months Ended
                                                             September 30,
                                                          ---------- ---------
                                                             2003       2002
                                                          ---------  ---------
Cash Flows from Operations:
 Net income                                              $  80,021  $ 103,269
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           89,291     84,966
    Amortization of regulatory assets                        2,142      2,257
    Deferred income taxes and investment tax credit
      adjustments - net                                     27,277     29,186
    (Gain) loss on sales of assets, net                        842     (2,455)
    Impairment on investment                                   165         --
    Allowance for funds used during construction            (4,729)    (4,542)
  Change in certain assets and liabilities:
    Accounts receivable                                         62     (3,887)
    Fuel, materials and supplies                            (5,240)     1,314
    Net income taxes receivable or payable                   2,341    (25,522)
    Accounts payable and accrued expenses                      152    (16,497)
    Accrued other taxes                                        842     (5,679)
    Accrued pension benefits                               (86,320)    (8,088)
    Accrued interest                                        14,205     11,045
    Other - net                                             (3,675)    (4,038)
                                                          ---------  ---------
Net cash provided by operating activities                  117,376    161,329
                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures - utility                     (104,753)   (74,622)
  Construction expenditures - nonutility                        --       (107)
  Long term borrowings invested in a restricted account    (21,905)        --
  Proceeds from sales of assets                                 --      4,220
  Other                                                     (3,862)      (883)
                                                          ---------  ---------
Net cash used in investing activities                     (130,520)   (71,392)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long term borrowings                                     108,998         --
  Dividends on common stock                                (92,462)  (111,286)
  Other                                                         --       (816)
                                                          ---------  ---------
Net cash provide by (used in) financing activities          16,536   (112,102)
                                                          ---------  ---------
Net change in cash and cash equivalents                      3,392    (22,165)
Cash and cash equivalents at beginning of period            31,429     28,933
                                                          ---------  ---------
Cash and cash equivalents at end of period               $  34,821  $   6,768
                                                          =========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                 $  61,997  $  60,341
                                                          =========  =========
    Income taxes                                         $  42,603  $  65,976
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

Included in IPL's retail electric rates are removal costs for certain assets that do not have legal obligations relating to the asset's retirement. As of September 30, 2003, IPL estimates that approximately $356 million related to removal costs is included in accumulated depreciation.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149 (SFAS 149), "Amendment of Statement 133 (SFAS 133) on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. SFAS 149 does not impact the accounting for any of IPALCO nor its consolidated subsidiaries current contracts, but could impact the accounting of contracts entered into or modified in the future.

In May 2003, the FASB issued Statement of Financial Accounting Standards SFAS No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 requires certain financial instruments that have historically been classified as equity to be classified as debt (or as an asset in certain circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. Neither IPALCO nor any of its consolidated subsidiaries has any financial instruments that are within the scope of SFAS 150.

4. SEGMENT INFORMATION

IPALCO's operations are made up almost entirely of its ownership of IPL, its consolidated electric utility, which is a reportable business segment. In addition, IPALCO has outstanding $750 million of Senior Secured Notes (the IPALCO Notes); approximately $4.3 million and $6.4 million of nonutility cash and cash equivalents, as of September 30, 2003 and December 31, 2002, respectively; nonutility investments at Mid America of $5.8 million and $6.4 million at September 30, 2003 and December 31, 2002, respectively; and income taxes related to those items. There was no operating income for any nonutility activities during the periods covered by this report. Nonutility assets represented less than 2% of IPALCO's total assets as of September 30, 2003 and December 31, 2002 and nonutility capital expenditures represented less than 1% of IPALCO's total capital expenditures for the nine month periods ended September 30, 2003 and 2002.

5. INDEBTEDNESS AND RESTRICTED CASH

In May 2003, IPL extended the maturity of its $45 million committed line of credit to May 21, 2004. In June 2003, IPL executed an agreement which combined its existing $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly) and its $30 million committed line of credit into one two-tranche agreement. The new agreement matures June 3, 2004.

On August 6, 2003, IPL issued $110 million of 6.30% first mortgage bonds due July 1, 2013. The net proceeds of approximately $109 million were used primarily to finance a portion of IPL's capital expenditure program, to reimburse IPL's treasury for expenditures previously incurred in connection with the capital expenditure program and to repay amounts outstanding on IPL's credit lines. In addition, $21.9 million remained in a restricted account as of September 30, 2003 to be used only for capital expenditures in accordance with an order issued by the Indiana Utility Regulatory Commission approving IPL's 2003-2006 financing program.

On October 29, 2003, IPL Funding Corporation extended the maturity of its Receivables Sale Agreement to October 27, 2004. The agreement provides for unrelated parties to purchase, on a revolving basis, up to $50.0 million of accounts receivable that IPL Funding purchased from IPL.

6. COMMITMENTS AND CONTINGENCIES

Legal

In March 2002, IPALCO and certain former officers and directors of IPALCO were named as defendants in an Employment Retirement Income Security Act (ERISA) class action lawsuit filed in the U.S. District Court for the Southern District of Indiana. In May 2002, an amended complaint was filed asserting that the former members of the pension committee breached their fiduciary duties to the plaintiffs under ERISA by investing assets of the Thrift Plan in the common stock of IPALCO prior to the acquisition of IPALCO by AES. On September 30, 2003, the court certified a class consisting of the Thrift Plan and all plan participants and beneficiaries who held a beneficial interest in IPALCO stock on or about March 27, 2001, which was exchanged for shares of AES common stock. On October 31, 2003, the plaintiffs and defendants both moved for summary judgment as to liability. The court has not yet ruled on those motions. We do not believe the suit is meritorious. While we cannot predict the outcome, we do not believe that the suit will have a material adverse effect on IPALCO's financial condition, results of operations or liquidity.

Since May, 2003, IPALCO, IPL, AES and certain former directors and officers of IPALCO and/or IPL received subpoenas from the Securities Division of the Indiana Secretary of State seeking information focused largely on circumstances surrounding the acquisition of IPALCO by AES. The Secretary of State's inquiry is ongoing. IPALCO, IPL, AES and the individuals have produced various materials in response to the subpoenas.

In September 2002, IPALCO and certain of its former officers and directors were sued in the U.S. District Court for the Southern District of Indiana in connection with IPALCO's acquisition by AES. The lawsuit purports to be filed on behalf of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock. The complaint alleges violations of Section 11 of the Securities Act; Sections 10(b), 14(a) and 20(a) of the Exchange Act and Rules 10b-5 and 14a-9. In August 2003, the suit was consolidated with three other actions pending in the same court against, generally, AES and several former and current AES officers. We believe that the suit is without merit. While we cannot predict the outcome, we do not believe that the suit will have a material adverse effect on IPALCO's financial condition, results of operations or liquidity.

In November 2002, IPL, IPALCO, and AES were named as defendants in a Fair Labor Standards Act (FLSA) collective action lawsuit filed in the U.S. District Court for the Southern District of Indiana. The complaint alleges that certain former IPL supervisors were not paid overtime pay at the rate required by the FLSA. IPALCO and AES have been dismissed from the suit. We believe that IPL did not violate the FLSA. While we cannot predict the outcome, we do not believe the suit will have a material adverse effect on IPALCO's financial condition, results of operations or liquidity.

IPL has been named as a defendant in approximately 61 pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. Many of the original primary defendants— the asbestos manufacturers— have filed for bankruptcy protection. IPL has insurance coverage for many of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged. Although we do not believe that any of the pending asbestos suits in which IPL is a named defendant will have a material adverse effect on IPALCO's business or operations, we are unable to predict the number or effect any additional suits may have. Accordingly, we cannot assure that the pending or any additional suits will not have a material effect on our business or operations.

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

Other

As of September 30, 2003, Mid-America had a commitment to invest additional capital of up to $4.6 million, upon the call of the general partner, in EnerTech Capital Partners II L.P., a venture capital fund.

In connection with the sale of certain thermal assets held by subsidiaries of IPALCO in November 2000, the IPALCO subsidiaries agreed to indemnify the buyer on an after-tax basis from and against all losses arising out of any liabilities excluded from the sale and certain litigation and environmental matters existing at the closing date, November 2, 2000. IPALCO has guaranteed this indemnification up to $14.6 million. Claims regarding a breach of an environmental representation or regarding an excluded liability must be brought on or before November 2, 2004.

7. RELATED PARTY TRANSACTIONS

Effective September 1, 2003, IPALCO and IPL entered into a property insurance program in which AES and other AES subsidiaries also participate. The program includes a policy issued by a third party insurance company for funding losses of the participants up to a total aggregate amount of $20 million. Funds to pay claims within this limit will be derived from premiums paid to this third party carrier by the participants and will be deposited into a trust fund owned by AES Global Insurance Company, a wholly-owned subsidiary of AES, but controlled by the third party carrier. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence.

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

RESULTS OF OPERATIONS

Comparison of Quarters Ended September 30, 2003 and September 30, 2002

Our third quarter 2003 net income of $30.8 million decreased $10.0 million from net income of $40.8 million in the third quarter of 2002. The following discussion highlights the factors contributing to this change.

Operating Revenues

Operating revenues decreased by $5.8 million during the three-month period ended September 30, 2003 compared to the prior year as a result of the following (dollars in thousands):
	2003	2002	Increase (Decrease)	Percentage Change
Retail Revenues	$ 209,847	$ 216,256	$ (6,409)	(3.0)%
Wholesale Revenues	8,740	7,963	777	9.8%
Miscellaneous Revenues	2,403	2,536	(133)	(5.2)%
Total Operating Revenues	$ 220,990	$ 226,755	$ (5,765)	(2.5)%

Heating Degree Days	89	22	67	304.5%
Cooling Degree Days	685	1,029	(344)	(33.4)%

The decrease in operating revenues in the third quarter of 2003 as compared to the same period in 2002 was primarily due to the $6.4 million decrease in retail revenues, partially offset by the $0.8 million increase in wholesale revenues. The decrease in retail revenues was primarily the result of a 6.0% decrease in the number of retail kWh's sold, primarily due to the decrease in cooling degree days, partially offset by the increase in heating degree days. The increase in wholesale revenues was due to a 3.9% increase in the number of wholesale kWh's sold and a 5.7% increase in the average price per wholesale kWh sold. The price of wholesale kWh's is primarily impacted by the regional demand and supply for electricity coupled with the short term cost for natural gas and fuel oil.

Operating Expenses

Operating expenses increased $4.0 million, or 2.4% during the three months ended September 30, 2003, as compared to the same period in 2002. This is primarily the result of a $4.4 million increase in maintenance expenses, a $2.0 million increase in fuel costs and a $1.4 million increase in depreciation and amortization, partially offset by a $3.8 million decrease in power purchased. The maintenance expense increase is primarily the result of $1.9 million spent in the third quarter of 2003 to repair damage caused by severe storms, an insurance settlement in 2002, which reduced maintenance expenses by $1.1 million and increases associated with the plant maintenance schedule of the third quarter of 2003 compared to 2002. Maintenance expenses are expected to continue to be higher in 2003 as more scheduled plant maintenance outages are planned to coincide with our NOx compliance construction program. The increase in depreciation and amortization is primarily due to a $1.5 million increase in depreciation resulting primarily from a $144.9 million increase in the beginning utility plant in service balances between the two periods. The $2.0 million increase in fuel costs results primarily from a $5.3 million increase in deferred fuel adjustments in the third quarter of 2003 compared to the same period in 2002, partially offset by decreases of $1.7 million and $1.1 million in the cost of natural gas and coal burned during the comparative periods, respectively. The actual costs of natural gas and coal used in the third quarter of 2003 was lower due to a 5.0% decrease in the number of kWh's produced by IPL during the comparative periods resulting primarily from the milder temperatures in the third quarter of 2003. The $5.3 million increase in the deferred fuel adjustments resulted primarily from IPL underestimating the cost of fuel in 2002 in its fuel adjustment clause. IPL is permitted to recover this underestimate in future rates through the fuel cost adjustment proceeding and therefore the costs are deferred and amortized into expense in the same period that IPL's rates are adjusted. The $3.8 million decrease in power purchased was primarily due to a 40.4% decrease in the number of kWh's purchased during the third quarter of 2003 as compared to the same period in 2002, resulting primarily from a milder summer in 2003.

In addition, total operating income taxes remained relatively constant, but was the result of a $3.1 million decrease in federal income tax expense and a $3.8 million increase in state income tax expense. The decrease in federal income tax expense was due to a decrease in operating federal taxable income, while the increase in state income tax expense was primarily the effect ($3.7 million) of the increase in the state income tax rate from 4.5% to 8.5%.

Primarily as a result of the foregoing, utility operating income decreased $9.8 million or 16.1% during the third quarter of 2003 from the same period in 2002.

Other Income and Deductions

Other income and deductions increased 37.9% from income of $5.6 million in 2002 to $7.8 million in 2003. Included in this increase is a $1.1 million increase in the income tax benefit and a $1.1 million increase in the allowance for equity funds used during construction. The income tax benefit increase resulted primarily from the increase in the state income tax rate ($0.7 million) and a $0.4 million favorable variance in federal income taxes resulting from less nonoperating federal taxable income. The allowance for equity funds used during construction includes $0.6 million related to NOx expenditures in 2003.

Interest and Other Charges

Interest and other charges increased to $28.3 million in the third quarter of 2003 from $25.9 million in the same period in 2002. The increase includes $1.1 million in interest on the $110 million 6.30% first mortgage bonds issued August 6, 2003 and a $1.9 million increase in interest expense on the IPALCO Notes due to a 50 basis point increase, beginning November 15, 2002, and another 50 basis points increase, beginning May 15, 2003, in the interest rate on the IPALCO Notes as a result of ratings downgrades. The allowance for borrowed funds used during construction includes $0.3 million related to NOx expenditures in 2003.

Comparison of Nine Month Periods Ended September 30, 2003 and September 30, 2002

Net income for the nine months ended September 30, 2003 was $80.0 million, as compared to $103.3 million for the same period in 2002. The following discussion highlights the factors contributing to the decrease.

Operating Revenues

Operating revenues increased by $7.3 million to $628.7 million during the nine-month period ended September 30, 2003 compared to the prior year as a result of the following (dollars in thousands):

	2003	2002	Increase (Decrease)	Percentage Change
Retail Revenues	$ 590,007	$ 589,259	$ 748	0.1%
Wholesale Revenues	31,252	24,389	6,863	28.1%
Miscellaneous Revenues	7,468	7,745	(277)	(3.6)%
Total Operating Revenues	$ 628,727	$ 621,393	$ 7,334	1.2%

Heating Degree Days	3,704	3,088	616	19.9%
Cooling Degree Days	878	1,404	(526)	(37.5)%

The increase in operating revenues in the nine months ended September 30, 2003 as compared to the same period in 2002 was primarily due to the $6.9 million increase in wholesale revenues. The increase in wholesale revenues was primarily due to a 34.7% increase in the average price per wholesale kWh sold, partially offset by a 4.9% decrease in the number of wholesale kWh's sold. The price of wholesale kWh's is primarily impacted by the regional demand and supply for electricity coupled with the short term cost for natural gas and fuel oil.

Operating expenses increased $27.3 million, or 5.9% during the nine months ended September 30, 2003, as compared to the same period in 2002. This is primarily the result of a $14.5 million increase in maintenance expenses, a $7.5 million increase in other operating expenses and a $5.1 million increase in depreciation and amortization. The maintenance expense increase is primarily the result of increases associated with the plant maintenance schedule of 2003 compared to 2002, $1.9 million spent in the third quarter of 2003 to repair damage caused by severe storms and an insurance settlement in the third quarter of 2002, which reduced maintenance expenses by $1.1 million. Maintenance expenses are expected to continue to be higher in 2003 as more scheduled plant maintenance outages are planned to coincide with our NOx compliance construction program. The increase in other operating expenses is primarily due to a $7.0 million increase in salaries and wages, a $2.5 million increase in pension and other postretirement expenses and a $1.9 million increase in IPL's annual property insurance premiums effective September 1, 2002, partially offset by a $1.0 million increase in gains from the sale of sulfur dioxide allowances. The increase in depreciation and amortization is primarily due to a $5.6 million increase in depreciation resulting primarily from a $138.3 million increase in the beginning utility plant in service balances between the two periods and an additional $30.6 million of utility plant placed in service during 2003, net of dispositions.

In addition, total operating income taxes remained relatively constant, but was the result of a $9.9 million decrease in federal income tax expense and a $9.6 million increase in state income tax expense. The decrease in federal income tax expense was due to a decrease in operating federal taxable income, while the increase in state income tax expense was primarily the effect ($9.3 million) of the increase in the state income tax rate from 4.5% to 8.5%.

Primarily as a result of the foregoing, utility operating income decreased $19.9 million or 12.5% during the nine months ended September 30, 2003 from the same period in 2002.

Other Income and Deductions

Other income and deductions increased slightly from income of $20.5 million in the nine months ended September 30, 2002 to $21.4 million for the same period in 2003. This increase was primarily due to a $3.6 million increase in the income tax benefit, which resulted primarily from the increase in the state income tax rate ($1.9 million) and a $1.2 million favorable variance in federal income taxes resulting from less nonoperating federal taxable income. The decrease in nonoperating federal taxable income was primarily due to the additional interest expense on the IPALCO Notes (see below) and the $110 million first mortgage bonds issued August 6, 2003. The income tax benefit increase was partially offset by a $2.5 million gain in 2002 from the sales of noncore real estate assets and a $0.8 million loss in 2003 on the sale of 1/3 of our ownership interest in EnerTech Capital Partners II L.P. The allowance for equity funds used during construction includes $1.5 million related to NOx expenditures in 2003 and $2.2 million in 2002 related to a gas combustion turbine placed in service during 2002.

Interest and Other Charges

Interest and other charges increased $4.2 million for the nine months ended September 30, 2003 from the same period in 2002. The increase includes $1.1 million in interest on the $110 million 6.30% first mortgage bonds issued August 6, 2003 and a $3.8 million increase in interest expense on the IPALCO Notes due to a 50 basis point increase, beginning November 15, 2002, and another 50 basis points increase beginning May 15, 2003 in the interest rate as a result of ratings downgrades. In addition, the allowance for borrowed funds used during construction includes $0.7 million related to NOx expenditures in 2003 and $1.0 million in 2002 related to a gas combustion turbine placed in service during 2002.

LIQUIDITY AND CAPITAL RESOURCES

Overview. Material changes in the consolidated financial condition and results of our operations, except where noted, are attributed to the operations of IPL. Consequently, the following discussion is centered on IPL.

As of September 30, 2003, IPALCO had cash and cash equivalents of $34.8 million and an additional $21.9 million of cash and cash equivalents restricted for the purpose of funding IPL's capital expenditures. In addition, IPL has available borrowing capacity of $74.3 million under its existing $75 million committed credit facilities. All long-term borrowings by IPL must first be approved by the Indiana Utility Regulatory Commission (IURC) and the aggregate amount of IPL's short-term borrowings must be approved by the Federal Energy Regulatory Commission. Also, IPL and IPALCO have restrictions on the amount of new debt they may issue by contractual obligations of the parent company, AES, and by financial covenant restrictions under existing debt obligations at IPL and IPALCO. Under such restrictions, IPL is generally allowed to fully draw the amounts available on IPL's committed credit facilities, refinance existing debt, issue up to $50 million of new long term debt approved by the IURC and incur certain other indebtedness. We believe that existing cash balances, cash generated from operating activities and borrowing capacity on IPL's committed credit facilities will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures, including our NOx emissions reduction program, are expected to be obtained from: (i) existing cash balances; (ii) excess cash generated from operating activities; (iii) borrowing capacity on IPL's committed credit facilities and (iv) additional debt financing.

In May, IPL extended the maturity of its $45 million committed line of credit to May 21, 2004. In June, IPL executed an agreement which combined its existing $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly) and its $30 million committed line of credit into one two-tranche agreement. The new agreement matures June 3, 2004.

On August 6, 2003, IPL issued $110 million of 6.30% first mortgage bonds due July 1, 2013. The net proceeds of approximately $109 million were used primarily to finance a portion of IPL's capital expenditure program, to reimburse IPL's treasury for expenditures previously incurred in connection with the capital expenditure program and to repay amounts outstanding on IPL's credit lines. In addition, $21.9 million remained in a restricted account as of September 30, 2003 to be used only for capital expenditures, pursuant to the IURC 2003 Financing Order, as defined below.

On October 29, 2003, IPL Funding Corporation extended the maturity of its Receivables Sale Agreement to October 27, 2004. The agreement provides for unrelated parties (the "Purchasers") to purchase, on a revolving basis, up to $50.0 million of accounts receivable that IPL Funding purchased from IPL.

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

Capital Requirements. Our capital requirements are primarily related to IPL's construction expenditures needed to meet customers' needs for electricity, for environmental compliance and for energy and outage management systems. IPL's construction expenditures totaled $104.8 million during the nine months ended September 30, 2003. This represented an increase of $30.1 million from the comparable period in 2002, primarily due to expenditures associated with new environmental standards imposed by the EPA relating to NOx emission reductions. Construction expenditures during the first nine months of 2003 were financed with internally generated cash provided by operations, borrowings on IPL's committed credit facilities and the issuance of $110 million of first mortgage bonds by IPL. We estimate total capital expenditures of approximately $160 million in 2003, $170 million in 2004 and $115 million in 2005. These amounts include approximately $227 million for construction associated with NOx emission reductions.

Pension Plan. Pension plan assets consist of investments in equity, real estate, fixed income securities and cash. Funding for the qualified defined benefit pension plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, as well as targeted funding levels necessary to qualify under standards of the Pension Benefit Guaranty Corporation for exemption from certain administrative requirements. Due to the decline in market value of the investment portfolio over the last few years, assets held in trust to satisfy plan obligations have decreased. Additionally, recent decreases in long-term interest rates have the effect of increasing the measured liability for funding purposes. As a result of these events, together with Voluntary Early Retirement Programs offered in recent years, our estimate of future funding obligations has increased substantially.

During 2003, we funded $96.0 million to the pension plan. Depending on the timing of contributions and other factors, to meet our funding target, we anticipate additional program- related cash contributions for pension benefits of approximately $43.0 to $74.0 million through 2005. These estimates are based on actuarial assumptions using discount rates of 6.65% for 2003, 5.52% for 2004 and 5.32% for 2005. The discount rate assumption is based on our estimate of the four-year weighted average of 30-year treasury rates and the assumption that pension relief, as enacted by the United States Congress, will expire after 2003. Such estimates are also based on the market value of our pension plan assets at December 31, 2002, and an assumed rate of return on our pension plan assets of 9.0% during 2003 and 2004. If the rate of return on our pension plan assets for 2003 and 2004 were 0%, our anticipated pension contributions through 2005 that would be necessary for us to meet the same funding target would increase to a range of $56.0 million to $88.0 million.

Dividends. IPALCO did not pay any dividends during the first quarter of 2003, however we did pay total dividends of $63.3 million to AES in the second quarter of 2003 and $29.2 million in the third quarter of 2003. Future distributions will be determined at the discretion of the Board of Directors of IPALCO and will depend primarily on dividends received from IPL and such other factors as the Board of Directors of IPALCO deems relevant. Dividends from IPL are affected by IPL's results of operations, cash flows, financial condition, capital requirements, regulatory considerations (including compliance with the IURC 2003 Financing Order described above) and such other factors as the Board of Directors of IPL deems relevant.

Related Party Transactions. Effective September 1, 2003, IPALCO and IPL entered into a property insurance program in which AES and other AES subsidiaries also participate. The program includes a policy issued by a third party insurance company for funding losses of the participants up to a total aggregate amount of $20 million. Funds to pay claims within this limit will be derived from premiums paid to this third party carrier by the participants and will be deposited into a trust fund owned by AES Global Insurance Company, a wholly-owned subsidiary of AES, but controlled by the third party carrier. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence. Management believes that the combined cost of these policies is less than comparable insurance in the marketplace.

Other. In December, 2003, IPL plans to offer 4,050 acres of undeveloped property near Martinsville, Indiana for sale through public auction. The site was being held as a possible site for a future power plant. IPL holds an option to purchase 876 acres at a more optimal location for IPL for use as a potential power plant site.

Item 4. Controls and Procedures

  Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, based on the evaluation of IPALCO's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, have concluded that as of September 30, 2003, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 6 of the accompanying consolidated financial statements for a summary of significant legal proceedings involving IPALCO and/or IPL. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Document

10.1	Forty-Seventh Supplemental Indenture dated as of August 1, 2003 to the Mortgage and Deed of Trust, dated as of May 1, 1940 between IPL and Bank One, National Association, as successor in interest to American National Bank & Trust Company of Chicago, Trustee

10.2	Tenth amendment dated as of October 29, 2003, to Receivables Sale Agreement among IPL Funding Corporation as the Seller, ABN AMRO Bank N.V., as the agent, the Liquidity Providers from time to time party thereto, ABN AMRO Bank N.V. as the enhancer and Windmill Funding Corporation dated as of December 20, 1996

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

32	Certification required by Rule 13a-14(b) or 15d-14(b).

(b) Reports on Form 8-K -No reports on Form 8-K were filed during the period covered by this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

(Registrant)

Date: November 11, 2003

By:	/s/ Hamsa Shadaksharappa

Hamsa Shadaksharappa
Senior Vice President-Financial Services, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer and Duly Authorized Officer)