Form 10-K
period 2003-12-31
IPALCO ENTERPRISES INC
filed 2004-03-15
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

At March 12, 2004, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH A REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC

Annual Report on Form 10-K

December 31, 2003

Table of Contents

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K includes "forward-looking statements" including, in particular, the statements about our plans, strategies and prospects under the headings "Item 1. Business" and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income, or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words "could," "may," "predict," "anticipate," "would," "believe," "estimate," "expect," "forecast," "project," "objective," and similar expressions are intended to identify forward-looking statements.

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: our ownership by The AES Corporation, changes in our credit ratings, performance of pension plan assets, fluctuations in customer growth and demand, weather and weather-related damage, fuel costs, generating unit availability and capacity, purchased power costs and availability, regulatory action, environmental matters, federal and state legislation, interest rates, availability and cost of capital, labor strikes, maintenance and capital expenditures, local economic conditions, the ultimate disposition of litigation, the specific needs of plants to perform unanticipated facility maintenance or repairs or outages, the timing of deregulation and competition, product development and technology changes. Most of these factors affect us through our consolidated subsidiary, Indianapolis Power & Light Company. These factors are difficult to predict, contain uncertainties that may materially affect actual results and are beyond our control. We undertake no obligation to publicly update or review any forward-looking information, future events or otherwise.

PART I

Item 1. Business

Overview

IPALCO Enterprises, Inc. ("IPALCO") is a holding company incorporated under the laws of the state of Indiana on September 14, 1983. Our principal subsidiary is Indianapolis Power & Light Company ("IPL"), a regulated electric utility with its customer base concentrated in Indianapolis, Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc. ("Mid-America") is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund, valued at $3.7 million, as of December 31, 2003. IPALCO is owned by The AES Corporation ("AES"). Our total electric revenues and net income for the fiscal year ended December 31, 2003 were $832.2 million and $103.3 million, respectively. The book value of our total assets as of December 31, 2003 is $2.5 billion. All of our operations are conducted within the United States of America. Please refer to Note 17 in the audited consolidated financial statements of IPALCO included in this report for segment reporting.

Our principal executive offices are located at One Monument Circle, Indianapolis, Indiana 46204, and our telephone number is (317) 261-8261. Our internet website address is www.IPALCO.com.

Indianapolis Power & Light Company

General

We own all of the outstanding common stock of IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 455,000 customers in the city of Indianapolis and neighboring areas within the state of Indiana; the most distant point being about 40 miles from Indianapolis. IPL has an exclusive right to provide retail electric service to those customers. IPL owns and operates four generating stations. Two of the generating stations are primarily coal-fired stations. The third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. IPL's net electric generation capability for winter is 3,356 megawatts and net summer capability is 3,238 megawatts. There have been no significant changes in the services rendered by IPL, or in their markets or methods of distribution, during 2003.

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. IPL's business is not dependent on any single customer or group of customers. IPL's electricity sales for 1999 through 2003 are set forth in the table of statistical information included at the end of this section.

IPL's generation, transmission and distribution facilities are described under "Item 2. Properties." IPL's electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, Southern Indiana Gas and Electric Company, Hoosier Energy Rural Electric Cooperative, Inc., and the electric system jointly owned by PSI Energy, Inc., Indiana Municipal Power Agency and Wabash Valley Power Association, Inc.

IPL is also a member of the East Central Area Reliability Council ("ECAR"). ECAR members cooperate under the East Central Area Reliability Coordination Agreement to augment the reliability of its members' electricity supply systems in the nine-state ECAR region through coordination of the planning and operation of the members' generation and transmission facilities. Smaller electric utility systems, independent power producers and power marketers participate as associate members. In addition, IPL's transmission operations are integrated with those of the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO") and IPL is a transmission owner of the Midwest ISO. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters-Wholesale Energy Market".

Regulation

IPL is subject to regulation by the Indiana Utility Regulatory Commission (the "IURC") as to its services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, retail rates and charges, the issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters.

In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission with respect to short-term borrowing not regulated by the IURC, the sale of electricity at wholesale and the transmission of electric energy in interstate commerce, the classification of accounts, and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by nonregulated entities.

IPL is also affected by the regulatory jurisdiction of the U.S. Environmental Protection Agency ("EPA"), at the federal level and the Indiana Department of Environmental Management, at the state level. Other significant regulatory agencies affecting IPL include, but are not limited to, the U.S. Department of Labor and the Indiana Occupational Safety and Health Administration.

Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters" for a more comprehensive discussion of regulatory matters impacting IPL and IPALCO.

Retail Ratemaking

IPL's tariffed rates for electric service to retail customers (basic rates and charges) are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the Indiana Office of Utility Consumer Counselor, as well as other interested consumer groups and customers. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years. In Indiana, basic rates and charges are determined after giving consideration, on a pro- forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual maintenance and capital expenditures, fuel costs, generating unit availability and purchased power costs and availability can affect the return realized. During 1998, in an order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily select service under IPL's Elect Plan (see "Management's Discussion and Analysis of Financial Condition and Results of Operations- Regulatory Matters") options. Under two of these options, the customer's prices are not adjusted for changes in fuel costs or other factors. The Elect Plan was extended by an IURC order through December 31, 2006. Substantially all other IPL customers are served pursuant to retail tariffs that provide for the monthly billing or crediting to customers of increases or decreases, respectively, in the actual costs of fuel consumed from estimated fuel costs embedded in basic rates, subject to certain restrictions on the level of operating income. IPL maintains its books and records consistent with accounting principles generally accepted in the United States of America reflecting the impact of regulation. See Note 3 to the Consolidated Financial Statements of IPALCO included in this Form 10-K.

Future events, including the advent of retail competition within IPL's service territory, could result in the deregulation of part of IPL's existing regulated businesses. Upon deregulation, adjustments to IPL's accounting records may be required to eliminate the historical impact of regulatory accounting. Such adjustments, as required by Statement of Financial Accounting Standards ("SFAS") No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of SFAS No. 71," could eliminate the effects of any actions of regulators that have been recognized as assets and liabilities. Required adjustments could include the expensing of any unamortized net regulatory assets, the elimination of certain tax liabilities, and a write down of any impaired utility plant balances. We expect IPL to meet the criteria for the application of SFAS No. 71 for the foreseeable future.

Fuel

In 2003, approximately 99% of the total kWh's produced by IPL was generated from coal. Natural gas and fuel oil combined to provide the remaining kWh generation. Natural gas is used in IPL's newer combustion turbines. Fuel oil is used for start up and flame stabilization in coal-fired generating units, as primary fuel in oil-fired steam turbine generating units and three older combustion turbines, and as an alternate fuel in two newer combustion turbines.

IPL's long-term coal contracts provide for approximately 70% of its requirements through the year 2005 and approximately 60% through 2009. The long-term coal agreements are with two suppliers. All of the coal is currently mined in the state of Indiana. Approximately 50% of IPL's coal is from one supplier. IPL has entered into three contracts with this supplier for the provision of coal from three separate mines. It is presently believed that all coal used by IPL will be mined by others. IPL normally carries fuel oil and a 30-60 day system supply of coal to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays.

Statistical Information on Electric Operations

The following table of statistical information presents additional data on IPL's electric operations:

                                   Year Ended December 31,
                                   -------------------------------------------------
                                     2003      2002      2001      2000      1999
                                   --------- --------- --------- --------- ---------
Operating Revenues (In Thousands):
Residential                        $300,735  $292,855  $289,779  $285,000  $282,254
Small industrial and commercial     129,790   130,642   127,863   130,482   127,027
Large industrial and commercial     336,136   335,436   334,387   337,725   328,903
Public lighting                      11,022    10,926    10,415    10,249    10,386
Miscellaneous                        17,725    10,389    10,091    11,153    10,600
                                   --------- --------- --------- --------- ---------
   Revenues - ultimate consumers    795,408   780,248   772,535   774,609   759,170
Wholesale - REMC                      1,330     1,402     1,367     1,222     1,035
Wholesale - other                    35,482    36,317    54,144    55,124    40,132
                                   --------- --------- --------- --------- ---------
   Total electric revenues         $832,220  $817,967  $828,046  $830,955  $800,337
                                   ========= ========= ========= ========= =========
Kilowatt-hour Sales (In Millions):
Residential                           4,917     4,939     4,717     4,614     4,510
Small industrial and commercial       1,986     2,018     1,955     1,990     1,928
Large industrial and commercial       7,370     7,417     7,337     7,432     7,187
Public lighting                          83        72        72        71        73
                                   --------- --------- --------- --------- ---------
   Sales - ultimate consumers        14,356    14,446    14,081    14,107    13,698
Wholesale - REMC                         44        47        46        42        33
Wholesale - other                     1,307     1,691     2,129     2,272     1,968
                                   --------- --------- --------- --------- ---------
   Total kilowatt hours sold         15,707    16,184    16,256    16,421    15,699
                                   ========= ========= ========= ========= =========
Customers at End of Period:
Residential                         405,549   400,130   394,793   391,086   385,799
Small industrial and commercial      44,833    44,428    43,767    43,078    42,610
Large industrial and commercial       4,327     4,337     4,283     4,195     4,107
Public lighting                         666       655       622       574       509
                                   --------- --------- --------- --------- ---------
   Total ultimate consumers         455,375   449,550   443,465   438,933   433,025
Wholesale - REMC                          1         1         1         1         1
                                   --------- --------- --------- --------- ---------
   Total electric customers         455,376   449,551   443,466   438,934   433,026
                                   ========= ========= ========= ========= =========

Environmental Matters

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We believe that we operate in material compliance with environmental laws, regulations and permits and health and safety laws. We cannot assure, however, that we have been or will be at all times in full compliance with such laws, regulations and permits.

NOx SIP Call

On November 14, 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of clean coal technology ("CCT") to allow IPL to meet the nitrogen oxide ("NOx") emission limits imposed pursuant to the EPA's NOx SIP call. The CCT constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and the IURC has approved ratemaking treatment applicable to such property through an Environmental Compliance Cost Recovery Adjustment ("ECCRA"). The ratemaking treatment provided for in the IURC order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of depreciation expenses and operation and maintenance expenses associated with these projects. The ratemaking treatment also provides for recovery of expenditures related to the purchase of NOx emission allowances, should such expenditures be made to supplement IPL's CCT construction projects. IPL may add the approved return on its CCT projects to its authorized annual net operating income in subsequent fuel adjustment charge proceedings. The increase in the amount of rate revenues and authorized net operating income resulting from IPL's CCT plan will be determined in periodic filings to the IURC to be made at intervals of no more often than every 6 months and will depend on the amount of cumulative investment, depreciation expenses, operation and maintenance expenses and actual NOx emission allowance purchases at the time of each of the filings. IPL's first ECCRAs were approved on August 20, 2003, and February 18, 2004.

In 2003, IPL spent approximately $94.2 million on NOx projects. Further expenditures are estimated to be approximately $81 million and $28 million in 2004 and 2005, respectively, to substantially meet the required NOx reductions. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters" for a more comprehensive discussion of environmental matters impacting IPL and IPALCO.

Competition and Industry Changes

IPL has an exclusive right to provide electric service to its retail customers. In recent years, various forms of proposed industry-restructuring legislation and/or rulemakings have been introduced at the federal level and in several states. Generally, the intent of these initiatives is to encourage an increase in competition within the regulated electric utility industry. While federal rulemaking to date has addressed only the electric wholesale market, various state legislatures are considering or have enacted new laws impacting the retail energy markets within their respective states.

At times, IPL will purchase power on the wholesale markets, and at other times IPL will have electric generation capacity available for sale on the wholesale market in competition with other utilities and power generators. IPL's ability to compete in the wholesale market for the sale of its excess generation is dependent on the price, terms and conditions of the sale.

In 2002, the utility industry and, as a consequence, the wholesale markets, experienced significant change and uncertainty. The industry was faced with the instability of the California electricity markets, the bankruptcy of Enron Corp., historically an influential energy trader, and a generally sluggish economy. Another factor contributing to the uncertainty was the downgrading of utility company credit by the rating agencies, which influences credit issues on the wholesale market, and also limits access to the capital markets. In the Midwest, another factor contributing to the changes in the wholesale market was the increase in the supply of electricity on the wholesale market.

During 2003, we believe the wholesale market began to turn around. The overall economy improved and the average price paid for wholesale kWh's in the United States increased over 27% from 2002. This was partially due to a very cold winter in 2003, which increased demand, and a decrease in supply as many utilities had generating units offline while they made capital improvements to reduce NOx emissions.

Employees

As of December 31, 2003, IPL had 1,371 employees of whom 1,341 were full time. Of these employees, 947 were represented by the International Brotherhood of Electrical Workers ("IBEW") in two bargaining units: a physical unit and a clerical-technical unit. In November 2002, the membership of the IBEW physical unit ratified a labor agreement that remains in effect until December 19, 2005. In February 2004, the membership of the IBEW clerical-technical unit ratified a labor agreement that remains in effect until February 19, 2007. As of December 31, 2003, neither IPALCO nor any of its subsidiaries other than IPL had any employees.

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

IPL owns and operates four generating stations. Two of the generating stations are primarily coal-fired stations. The third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. For electric generation, the net winter capability is 3,356 MW and net summer capability is 3,238 MW. IPL set new summer peak and winter peak load records of 3,003 MW and 2,653 MW in July 2002 and January 2003, respectively.

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

Petersburg Plant, located in Pike County, Indiana (seven units in service— four in 1967 and one each in 1969, 1977 and 1986) with net winter and summer capabilities of 1,716 MW; and

Georgetown Combustion Turbine, located in Pike Township on the northwest side of Indianapolis, Indiana (one unit in service— May 2000) with net winter and summer capabilities of 100 MW and 79 MW, respectively.

Net electrical generation during 2003, at the Petersburg, Harding Street and Eagle Valley plants accounted for approximately 67.2%, 24.1% and 8.7%, respectively, of IPL's total net generation.

Included in the above totals are three gas turbine units at the Harding Street plant added in 1973, one gas turbine added in each of 1994, 1995 and 2002 with a combined nameplate rating of 374 MW. Also included is one diesel unit each at Eagle Valley and Harding Street plants and three diesel units at Petersburg station, all added in 1967. Each diesel unit has a nameplate rating of 3 MW.

IPL's transmission system includes 457 circuit miles of 345,000 volt lines, 363 circuit miles of 138,000 volt lines and 269 circuit miles of 34,500 volt lines. The distribution system consists of 4,110 circuit miles underground primary and secondary cables and 3,712 circuit miles of overhead primary and secondary wire. Underground street lighting facilities include 656 circuit miles of underground cable. Also included in the system are 75 bulk power substations and 87 distribution substations.

IPL holds an option to purchase suitable acreage of land in Switzerland County, Indiana to use as a potential power plant site. In addition, IPL owns coal and other minerals underlying 798 acres of land in Sullivan County, Indiana, and coal underlying approximately 6,215 acres in Pike and Gibson Counties, Indiana.

All critical facilities owned by IPL are well maintained, in good condition and meet the present needs of IPL.

Mortgage Financing on Properties

The mortgage and deed of trust of IPL, together with the supplemental indentures to the mortgage, secure first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a direct first mortgage lien in the amount of $692.7 million at March 1, 2004. In addition, IPALCO has $750 million principal amount of indebtedness outstanding, which is secured by its pledge of all of the outstanding common stock of IPL.

Item 3. Legal Proceedings

Please refer to Note 14 of the attached audited consolidated financial statements of IPALCO for a summary of significant legal proceedings involving IPALCO and/or IPL. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable pursuant to General Instruction I of the Form 10-K.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

All of the outstanding common stock of IPALCO is owned by AES, and as a result is not listed for trading on any stock exchange.

Dividends. During 2003 and 2002, we paid quarterly dividends to AES totaling $126.9 million and $180.5 million, respectively. In addition to distributions of operating income, the 2002 dividends included income tax refunds of $53.7 million. Future distributions will be determined in the discretion of the Board of Directors of IPALCO and will depend primarily on dividends received from IPL and such other factors as the Board of Directors of IPALCO deems relevant. Please refer to the Liquidity and Capital Resources section of Item 7 of this report for a discussion of limitations on dividends from IPL. IPALCO must be in compliance with leverage and interest coverage ratios contained in the Indenture for the $750 million of Senior Secured Notes issued by IPALCO prior to paying any dividends to AES. We do not believe this requirement will be a limiting factor in paying dividends in the ordinary course of prudent business operations.

Item 6. Selected Financial Data

The following table presents our selected consolidated financial data, which should be read in conjunction with our audited consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." IPALCO is a wholly-owned subsidiary of AES and therefore does not report earnings or dividends on a per-share basis. Other data management believes is important in understanding trends in IPALCO's business is also included in this table.

                                         Year Ended December 31,
                                         -------------------------------------------------------
                                            2003       2002       2001       2000       1999
                                         -------------------------------------------------------
                                         (IN THOUSANDS)
Operating Data:
Total utility operating revenues           $832,220   $817,967   $828,046   $858,535   $834,652
Termination benefit agreement costs (1)          --         --    (74,765)        --         --
Voluntary early retirement program
  benefits costs (2)                             --         --    (23,751)   (62,007)        --
Utility operating income                    186,583    200,586    130,641    136,223    183,501
Allowance for funds used during
  construction                                6,539      5,738      1,974      3,034      2,201
Income before extraordinary loss            103,265    124,946     77,947    158,842    128,947
Extraordinary loss on early
  retirement of debt (3)                         --         --         --     (4,259)        --
Net income                                  103,265    124,946     77,947    154,583    128,947

Balance Sheet Data (end of period):
Utility plant - net                       2,096,563  2,028,144  1,984,313  1,947,708  2,032,748
Total assets                              2,488,492  2,360,169  2,331,312  2,283,150  2,598,173
Common shareholder's equity (deficit)      (121,778)   (92,449)     4,229    730,148    677,746
Cumulative preferred stock of subsidiary     59,135     59,135     59,135     59,135     59,135
Long term debt (less current maturities
  and sinking fund requirements)          1,482,011  1,372,006  1,371,930    621,863    870,050
Other Data:
Utility construction expenditures           156,855     94,709    126,517     75,712    103,452
Nonutility construction expenditures             --        107         --        438        295
  Termination benefits represents costs related to the termination of certain employees as a result of our acquisition by AES. The pretax expenses included $59.4 million related to termination benefit agreements and severance, $9.2 million in supplemental retirement costs and $6.2 million in restricted stock expense.
  Voluntary Early Retirement Program ("VERP") benefit costs for 2000 represented $56.8 million pre-tax non-cash pension and $5.2 million other postretirement benefit costs. In 2001 we recognized $19.2 million in pre-tax non-cash pension and $4.6 million other postretirement benefit costs associated with the VERP plans implemented in 2001.
  In November 2000, IPL sold its steam operations and used a portion of the net proceeds to retire debt specifically assignable to the assets sold. In connection with the retirement, IPL incurred make-whole payments and wrote off debt issuance costs of $4.3 million, which was recorded as an extraordinary loss on early retirement of debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see "Cautionary Note Regarding Forward-Looking Statements" at the beginning of this Form 10-K.

Introduction

IPALCO Enterprises, Inc. ("IPALCO") is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is Indianapolis Power & Light Company ("IPL"), a regulated utility operating in the state of Indiana. Our other direct subsidiary, Mid-America Capital Resources, Inc. ("Mid-America"), is the holding company for our unregulated activities. During 2003 and 2002, Mid-America's only significant investment has been a small minority ownership interest in EnerTech Capital Partners II L.P. ("EnerTech"), a venture capital fund, valued at $3.7 million, as of December 31, 2003. We have historically had two business segments: electric and "all other." The operations of our Cleveland Energy Resources subsidiary ("CER") were in the "all other" segment prior to being sold effective May 21, 2001. Since this sale, substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL.

IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 455,000 customers in the city of Indianapolis and neighboring areas within the state of Indiana. IPL has an exclusive right to provide retail electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. In 2002 and 2003, approximately 99% of the total electricity produced by IPL was generated from coal. Natural gas and fuel oil combined to provide the remaining kWh generation (primarily for peaking capacity). Over 97% of our fuel costs in 2003 were related to coal. IPL's net electric generation capability for winter and summer is 3,356 and 3,238 megawatts, respectively. Our overall corporate mission is to serve our community's need for electric power in ways that benefit all of our stakeholders, to build long-term value for our shareholder, and to assure sustained excellence in performance for our owner, our people, and other individuals and organizations which depend upon our company.

The most important matters on which we focus in evaluating IPALCO's financial condition and operating performance and allocating our resources include: (i) recurring factors which have significant impacts on operating performance such as; regulatory action, environmental matters, weather and weather-related damage in IPL's service area, the wholesale price of electricity, generating unit availability and capacity, and the local economy; (ii) our progress on performance improvement programs designed to rank IPL in the top quartile among public utilities for safety, reliability, customer service and environmental compliance; and (iii) our short-term and long-term financial and operating strategies. For a discussion of how we are impacted by regulation and environmental matters, please see Regulatory Matters and Environmental Matters later in this section.

Weather and weather-related damage in IPL's service area. Extreme high and low temperatures in our service area have a significant impact on revenues as many of our retail customers use electricity to power air conditioners and heat pumps. To illustrate, during the first fiscal quarter of 2003, when IPL's service territory experienced a 24% increase in heating degree days as compared to the same period in 2002, IPL realized an $18.1 million, or 10% increase in retail revenues, primarily due to the colder winter temperatures. Conversely, during the third fiscal quarter of 2003, when IPL's service territory experienced a 33% decrease in cooling degree days as compared to the same period in 2002, IPL realized a $6.4 million, or 3% decrease in retail revenues, primarily due to the milder summer temperatures, and partially offset by an increase in heating degree days in 2003 as compared to 2002. In addition, because extreme temperatures have the effect of increasing demand for electricity, the wholesale price for electricity generally increases during periods of extreme hot or cold weather and, therefore, if IPL has excess capacity, it can generate additional income by selling power on the wholesale market (see below).

Storm activity can have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, which can cause power outages, which reduces revenues and increases repair costs. Additionally, in certain circumstances, if outages are not restored within certain guidelines (see -Regulatory Matters-Stipulation and Settlement Agreement), IPL may be assessed penalties in the form of credits to its customers.

Wholesale price of electricity. At times, IPL will purchase power on the wholesale markets, and at other times IPL will have electric generation capacity available for sale on the wholesale market in competition with other utilities and power generators. During the past five years, wholesale revenues represented an average of approximately 5.5% of IPL's total electric revenues. IPL's ability to compete in the wholesale market for the sale of its excess generation is dependent on the price, terms and conditions of the sale. The price of wholesale power can be volatile and therefore, IPL's revenues from wholesale sales can fluctuate significantly from year to year. During 2003, the average price paid for wholesale kWh's in the United States increased over 27% from 2002. The weighted average price that IPL sold kWh's for increased approximately 25.5% in 2003 as compared to 2002, while total wholesale revenues for IPL decreased slightly as a result of a 22.2% decrease in the number of wholesale kWh's sold.

Generating unit availability and capacity. Currently, IPL's plants generally have more than enough capacity to meet the needs of IPL's retail customers. As described above, IPL can generate additional revenues by selling excess capacity on the wholesale market when prices are favorable to do so. From time to time, IPL must shut generating units down to perform maintenance or repairs. Generally, maintenance is scheduled during the spring and fall months when demand for power is lowest. Occasionally, it is necessary to shut units down for maintenance or repair during periods of high power demand. In addition, occasionally during periods of peak demand IPL's generating capacity is not available or sufficient to meet its retail load. On these occasions, IPL may generate power using less efficient gas or oil fired generating units or to purchase power on the wholesale market to meet its retail demand. This can cause a loss of wholesale revenues and increased operating costs.

Local economy. Increases in commercial and industrial productivity in IPL's service area generally lead to increased use of electricity. During 2003, 43% of our revenues came from large commercial and industrial customers. Traditionally, retail kWh sales, after adjustments for weather variations, have grown in reasonable correlation with growth in service territory economic activity. During the past 10 years, IPL's retail kWh sales have grown at a compound annual rate of 1.4%, while personal income in our service territory grew at a compound annual rate of 1.8%.

Performance improvement program. Our objective is to be ranked among the top electric utilities in the United States of America by focusing on customer service, reliability (production and delivery), financial performance (retail rates and shareholder value), environmental and safety performance, employee satisfaction and corporate philanthropy and by balancing them in a way and to a degree necessary to ensure a sustainable level of excellence in all these areas simultaneously as compared to our peers. During 2002, we initiated a new program designed to monitor and improve our performance and place us in the top quartile among public utilities in these areas.

Short-term and long-term financial and operating strategies. Our financial management plan is closely integrated with our operating strategies. Our objective is to maintain stand-alone credit statistics at IPL that are comparable to investment grade credit ratings. Key aspects of our financial planning include rigorous budgeting and analysis, maintaining sufficient levels of liquidity and a prudent dividend policy at both our subsidiary and holding company levels. This strategy allows us to remain flexible in the face of evolving environmental legislation and potential regulatory initiatives in our industry.

Acquisition by AES

The AES Corporation, a Delaware corporation ("AES") acquired IPALCO in a stock-for- stock transaction on March 27, 2001 (the "AES Acquisition"). At the effective time of the share exchange, each of the outstanding 89,685,177 shares of IPALCO common stock was converted into the right to receive 0.463 shares of AES common stock, for an aggregated purchase price of $2.15 billion and $890 million in assumed debt and preferred stock. Following the share exchange, AES owns all of our outstanding common stock. IPALCO's common stock is pledged under AES' Amended and Restated Credit and Reimbursement Agreement as well as AES' Collateral Trust Agreement. Treasury stock of $500.6 million was cancelled as a result of the acquisition. Accordingly, the common stock balance was reduced by $459.8 million and the remaining $40.8 million was applied against retained earnings.

During 2001, we expensed $6.3 million of merger related costs. Total merger related costs were $12.1 million. As a result of our acquisition by AES, we recorded $74.8 million, or $46.4 million after tax, of costs related to the termination of certain employees. The pretax expenses included $59.4 million in costs associated with termination benefit agreements and severance, $9.2 million in supplemental retirement costs, and $6.2 million in restricted stock expense.

Also, in conjunction with the AES Acquisition, we implemented three Voluntary Early Retirement Programs (the "VERPS") which offered eligible employees enhanced retirement benefits upon early retirement. Participation in the VERPS was accepted by 551 qualified employees, who elected actual retirement dates between March 1, 2001, and August 1, 2004. Additionally, we currently intend to provide postretirement medical and life insurance benefits to the retirees in the first VERP (400 participants) until age 55; at which time they will be eligible to receive similar benefits from the independent Voluntary Employee Beneficiary Association Trust (the "VEBA Trust"). We reserve the right to modify or terminate any of the postretirement health care and life insurance benefits provided by IPL. We recognized $23.8 million and $62.0 million in pre-tax non-cash pension and other postretirement benefit costs for the VERPS in 2001 and 2000, respectively.

On December 23, 2002, we executed an agreement with the administrator of the VEBA Trust to provide postretirement medical and life insurance benefits to the retirees in the second and third VERPS (151 participants) from their retirement until age 62, subject to our right to modify or terminate such benefits in the future. The additional cost is estimated to be $7.5 million to be amortized over 8 years. When those retirees reach age 62, they will be eligible for benefits from the VEBA Trust.

Critical Accounting Policies and Estimates

General

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period presented. Therefore, the possibility exists for materially different reported amounts under different conditions or assumptions. Significant accounting policies used in the preparation of the consolidated financial statements in Item 8 of this Form 10-K are described in Note 3 Significant Accounting Policies thereto. This section addresses only those accounting policies involving amounts material to our financial statements that require the most estimation, judgment or assumptions and should be read in conjunction with Note 3 of our audited consolidated financial statements.

Regulation: As a regulated utility, IPL applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," which gives recognition to the ratemaking and accounting practices of the IURC and the Federal Energy Regulatory Commission ("FERC"). In accordance with SFAS 71, IPL has recognized as regulatory assets, deferred costs totaling $200.7 million that have been included as allowable costs for ratemaking purposes, as authorized by the IURC. Specific regulatory assets are disclosed in Note 6 to IPALCO's audited consolidated financial statements. The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific orders from the IURC, regulatory precedent and the current regulatory environment. To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period earnings. Substantially all of IPL's regulatory assets have been approved by specific order of the IURC.

Revenue Recognition: Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including daily generation volumes, estimated customer usage by class, weather factors, line losses and applicable customer rates based on regression analyses reflecting significant historical trends and experience. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. At December 31, 2003, customer accounts receivable include unbilled energy revenues of $33.2 million on a base of annual revenue of $832.2 million.

A fuel adjustment charge provision, which is established after public hearing, applies to most of IPL's rate schedules and permits the billing or crediting of estimated fuel costs above or below the estimated levels included in IPL's basic rates. Actual fuel costs in excess of or under estimated fuel costs billed are deferred or accrued, respectively. IPL files quarterly with the IURC for fuel cost adjustments.

Pension Costs: Most of IPL's employees receive pension benefits under the Employees' Retirement Plan of Indianapolis Power & Light (the "Defined Benefit Pension Plan.") Reported expenses relevant to Defined Benefit Pension Plan are dependant upon numerous factors resulting from actual plan experience and assumptions of future experience, including the performance of plan assets and actual benefits paid out in future years. Pension costs associated with the Defined Benefit Pension Plan are impacted by the level of contributions made to the plan, earnings on plan assets and employee demographics, including age, job responsibilities and employment periods. Changes made to the provisions of the Defined Benefit Pension Plan may impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the corporate bond discount rates used in determining the projected benefit obligation and pension costs. Pension costs, net of amounts capitalized, for the years ended December 31, 2003, 2002 and 2001 were $9.7 million, $5.9 million and $28.8 million, respectively.

Pension plan assets consist of investments in equity, real estate, fixed income securities and cash. Differences between actual portfolio returns and expected returns may result in increased or decreased pension costs in future periods. Likewise, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease recorded pension costs. Pension costs are determined on November 30 for the following year based on the market value of pension plan assets, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets. For 2003, we determined expense using a discount rate of 6.75% and an assumed long-term rate of return on plan assets of 8.9%.

In selecting our discount rate assumption we use the AA corporate bond rate. In establishing our expected long-term rate of return assumption, we utilize analysis prepared by our investment advisor. Our expected long-term rate of return on pension plan assets is based on our targeted asset allocation assumption of 55% equity investments, 40% fixed income investments and 5% real estate investments. As of November 30, 2003, we reduced the discount rate from 6.75% to 6.00% and we reduced the expected long-term rate of return on assets to 8.50%. These assumptions will affect the pension expense to be determined for 2004. The effect on total pension cost of a one percentage point increase and decrease in the assumed discount rate of the projected benefit obligation is ($2.6 million) and $2.7 million, respectively. The effect on total pension cost of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is $2.6 million and ($2.6 million), respectively.

Impairment of Long-lived Assets: Accounting principals generally accepted in the United States of America required that we measure long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The carrying value of IPL's utility plant assets was $2.1 billion at December 31, 2003. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional investment in the assets, such as nitrogen oxide ("NOx") expenditures; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

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

Results of Operations

The year ended December 31, 2003 as compared to the year ended December 31, 2002

Utility Operating Revenues

Utility operating revenues increased in 2003 from the prior year by $14.3 million, which resulted from the following changes (dollars in thousands):

                                2003       2002               Percentage
Utility Operating Revenues    Revenues   Revenues    Change     Change
                             ---------- ---------- ---------- ----------
Retail Revenues               $777,683   $769,859     $7,824        1.0%
Wholesale Revenues              36,812     37,719       (907)      -2.4%
Miscellaneous Revenues          17,725     10,389      7,336       70.6%
                             ---------- ---------- ----------
Total Utility
 Operating Revenues           $832,220   $817,967    $14,253        1.7%
                             ========== ========== ==========
Heating Degree Days              5,502      5,191        311        6.0%
Cooling Degree Days                890      1,437       -547      -38.1%

The $14.3 million increase in revenues in 2003 was primarily due to a $7.9 million increase in revenues charged to residential customers and $7.1 million of Midwest ISO revenues (see below) recognized in 2003. While kWh's used by IPL's residential customers remained substantially constant, the overall rate charged to those customers increased 3.2%. This increase resulted primarily from increases in fuel costs charged to residential customers in 2003 (approximately $4.2 million) and because the unusually hot summer temperatures in 2002 resulted in a lower per kWh rate for customers as they experienced volume discounts on kWh usage. All of IPL's residential customers receive a 34.9% decrease in the price per kWh used after a usage of 500 kWh's per month and over a third receive an additional 27.0% decrease after 1,000 kWh's of usage per month. In addition, 2003 included a $0.8 million decrease in service quality credits that IPL was required to refund to its customers (see "-Regulatory Matters-Stipulation and Settlement Agreement") and $0.5 million in increased rate revenues IPL was permitted to charge its customers to recover costs associated with its NOx compliance construction program. In addition, IPL increased its retail customer base by 5,825 customers or 1.3%. While wholesale revenues decreased only 2.4%, wholesale kWh sales decreased 22.2%. This is because the average price per wholesale kWh sold during the periods increased 25.5%. The average market price for wholesale kWh's sold in the United States increased more than 27% in 2003 as compared to 2002. This increase can be attributed to improvements in the United States economy, unusually cold temperatures in the first few months of 2003, which increased the demand for wholesale kWh's and a decrease in supply as many utilities had generating units offline while they made capital improvements to reduce NOx emissions.

The $7.4 million increase in miscellaneous revenues is primarily the result of $7.1 million of revenues from the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO") (see also "-Regulatory Matters-Wholesale Energy Market"). The Midwest ISO was established as a non- profit organization to maintain functional control over the combined transmission systems of its members. As a transmission owner, IPL receives a portion of the transmission service revenues from all wholesale kWh sales on the Midwest ISO network based on its percentage of transmission system investment within the Midwest ISO footprint. In addition, IPL pays the Midwest ISO a transmission cost adder on its retail load and a fee for each wholesale transaction. A portion of the transmission cost adder paid to the Midwest ISO is deferred as a regulatory asset and the remaining transmission costs, along with all transaction fees, are expensed in other operating expenses. Our revenues from the Midwest ISO for 2004 are expected to be approximately $3 million to $4 million dollars.

Utility Operating Expenses

Utility operating expenses increased $28.3 million, or 4.6% during 2003 as compared to 2002. The primary drivers for this increase are a $22.1 million increase in maintenance expenses; and a $13.7 million, or 15.1% increase in wages and benefits, which includes a $1.6 million increase in maintenance salaries and wages; partially offset by a $10.3 million decrease in operating income taxes. Other significant factors contributing to the increase include a $5.4 million increase in fuel costs, $3.8 million of Midwest ISO expenses (see above) in 2003 and a $2.7 million decrease in taxes other than income taxes. In addition, while power purchased expenses decreased $1.1 million, or 5.9%, it was the net result of a 21.2% decrease in the number of kWh's purchased and a 17.7% increase in the weighted average price paid per kWh during the comparative periods.

The maintenance expense increase is primarily the result of increased outages in 2003, which were planned to coincide with our NOx compliance construction program, $1.9 million spent in the third quarter of 2003 to repair damage caused by severe storms, and an insurance settlement, which reduced maintenance expenses in the third quarter of 2002 by $1.1 million. The increase in wages and benefits was made up of an $8.6 million or 12.2% increase in salaries and wages and a $5.1 million increase in benefits, of which $4.6 million is additional pension and other postretirement benefits expenses. Of this increase $12.0 million, $1.6 million and $0.1 million is included in other operating expenses, maintenance, and fuel, respectively, on IPALCO's audited consolidated statements of income. The salaries and wages increase is primarily due to a net additional 73 employees hired by IPL during 2003 and base wage increases during 2003. The decrease in operating income taxes-net is primarily the result of an $11.6 million decrease in deferred federal income tax expense and a $7.7 million decrease in current federal income tax expense, partially offset by an $11.3 million increase in current state income tax expense, which is primarily due to the increase in the Indiana corporate income tax rate from 4.0% to 8.5%. The decrease in current federal income tax expense is due to a decrease in federal taxable income, including the deduction for state income taxes. The decrease in deferred federal income taxes is primarily due to a $38.3 million decrease in property related deferred taxes, primarily from depreciation, partially offset by a $27.3 million increase in deferred taxes related to pensions and other employee benefits. The increase in fuel cost is primarily due to a steadier demand for electricity in 2002, which allowed IPL to produce a greater proportion of electricity from its low-cost, base-load, coal-fired units than from less efficient peaking unit resources, and increased scheduled outages in 2003, which made some of our low-cost, base-load, coal-fired units unavailable for periods of time. The $2.7 million decrease in taxes other than income taxes results primarily from a $5.2 million decrease in property taxes, resulting primarily from decreases in IPL's assessed values, partially offset by a $2.0 million increase in state utility receipts taxes in 2003 over gross receipts taxes in 2002. Effective January 1, 2003, the state of Indiana no longer imposes a 1.2% gross receipts tax, but does require utilities to pay a utility receipts tax based primarily on 1.4% of retail energy sales.

As a result of the foregoing, utility operating income decreased $14.0 million or 7.0% from $200.6 million to $186.6 million during 2003 as compared to 2002.

Other Income and Deductions

Other income and deductions decreased slightly from income of $26.5 million in 2002 to income of $26.4 million in 2003. Included in this decrease are net gains of $4.4 million recognized in 2002 related to the sales of noncore real estate assets and a $2.7 million increase in the income tax benefit in 2003, which resulted primarily from the increase in the state income tax rate ($2.6 million). In addition, in 2003 and 2002 we recorded losses of $1.6 million and $2.2 million related to our investment in EnerTech and additional losses in 2003 of $0.8 million on other nonutility investments. The allowance for equity funds used during construction includes $2.2 million related to NOx expenditures in 2003 and $2.2 million in 2002 related to a gas combustion turbine placed in service during 2002.

Interest and Other Charges

Interest and other charges increased $7.6 million, or 7.4% for the year ended December 31, 2003 from the same period in 2002. This increase includes $2.8 million in interest on the $110 million 6.30% first mortgage bonds issued by IPL on August 6, 2003 and a $4.7 million increase in interest expense on the IPALCO Notes due to a 50 basis point increase, beginning November 15, 2002, and another 50 basis points increase beginning May 15, 2003 in the interest rate as a result of ratings downgrades. The allowance for borrowed funds used during construction includes $1.1 million in 2003 related to NOx expenditures and $1.0 million in 2002 related to a gas combustion turbine placed in service during 2002.

The year ended December 31, 2002 as compared to the year ended December 31, 2001

Utility Operating Revenues

Utility operating revenues decreased in 2002 from the prior year by $10.1 million, which resulted from the following changes in electric operating revenues (dollars in thousands):

                                2002       2001               Percentage
Utility Operating Revenues    Revenues   Revenues    Change     Change
                             ---------- ---------- ---------- ----------
Retail Revenues               $769,859   $762,444     $7,415        1.0%
Wholesale Revenues              37,719     55,511    (17,792)     -32.1%
Miscellaneous Revenues          10,389     10,091        298        3.0%
                             ---------- ---------- ----------
Total Utility
 Operating Revenues           $817,967   $828,046   ($10,079)      -1.2%
                             ========== ========== ==========
Heating Degree Days              5,191      4,889        302        6.2%
Cooling Degree Days              1,437      1,081        356       32.9%

The increase in retail revenues in 2002 was primarily due to a 2.6% increase in retail kWh sales, partially offset by a $1.3 million decrease in 2002 from a service quality credit IPL was required to refund to its customers (see "-Regulatory Matters-Stipulation and Settlement Agreement"). The increase in kWh sales was primarily due to overall warmer summer temperatures and colder winter temperatures in our service area, as evidenced by an additional 356 cooling degree days and an additional 302 heating degree days in 2002. In addition, IPL increased its retail customer base by 6,085 customers or 1.4%. The decrease in wholesale revenues was primarily due to a 20.1% decrease in wholesale kWh sales and a 14.9% decrease in the average price per kWh sold. The decrease in the average wholesale price per kWh sold is due primarily to a sluggish economy, and an increase in the supply of electricity, as many of the producers of electricity have increased their production capacity. IPL reduced its electricity generation due to the reduction in wholesale electricity prices.

Utility Operating Expenses

Utility operating expenses decreased $80.0 million, or 11.5% during 2002 as compared to 2001. This decrease was primarily the result of $54.5 million of termination benefit agreement costs in 2001 in connection with the AES Acquisition; a charge of $23.8 million taken in the third quarter of 2001 relating to two additional VERP's offered in connection with the AES Acquisition; a $27.2 million decrease in other operating expenses; a $15.7 million decrease in maintenance expenses; and a $9.4 million decrease in fuel costs, partially offset by a $47.4 million increase in income taxes- net resulting from an increase in pretax operating income. The decrease in other operating expenses includes $11.2 million of supplemental retirement expense incurred in 2001, $6.2 million of restricted stock paid in 2001 and an $8.0 million decrease in power generation operating expenses. The $8.0 million decrease in power generation operating expenses includes $4.0 million in 2001 for rents related to electricity generators, which were no longer needed after IPL placed a new gas turbine in service in 2002 and a $4.6 million decrease in expenses, primarily labor, related to the production of steam for electricity generation. The decrease in fuel cost is primarily due to a steadier demand for electricity in 2002, which allowed IPL to produce a greater proportion of electricity from our low-cost, base-load, coal-fired units than from less efficient peaking unit resources. This decrease is partially offset by a $1.1 million increase in power purchased. The maintenance expense decrease is primarily the result of the timing of major generating unit overhauls.

As a result of the foregoing, utility operating income increased $69.9 million or 53.5% during 2002 as compared to 2001.

Other Income and Deductions

Other income and deductions increased from income of $12 thousand in 2001 to income of $26.5 million in 2002. This was primarily a result of the following: net income tax benefits increased by $8.8 million, primarily due to an increase in interest expense from IPALCO's November 2001 issuance of $750 million of Senior Secured Notes (the "IPALCO Notes"); our expensing of $6.3 million of merger costs in 2001 related to the AES Acquisition; termination benefit agreement costs of $4.7 million recognized in 2001 associated with non-utility officer termination costs as a result of the AES Acquisition; gains of $4.4 million recognized in 2002 related to the sales of noncore real estate assets; and a $2.6 million increase in the allowance for equity funds used during construction, primarily due to a gas combustion turbine placed in service in 2002 with a total installed cost of approximately $63 million. At December 31, 2001 the turbine was included in Other investments and is now included in Utility plant in service on IPALCO's consolidated balance sheets. Included in Other-net in 2002 is our $2.2 million share of losses in EnerTech. In 2001, Other-net includes a $1.8 million impairment provision on the carrying amounts of the CER assets.

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

Liquidity and Capital Resources

Overview

As of December 31, 2003, we had cash and cash equivalents of $14.0 million. In addition, IPL has available borrowing capacity of $74.3 million, after existing letters of credit, under its $75.0 million committed credit facilities. All long-term borrowings by IPL must first be approved by the IURC and the aggregate amount of IPL's short-term borrowings must be approved by FERC. IPL has obtained approval from FERC to borrow the amounts available on its existing credit facilities. Also, IPL and IPALCO have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under their existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its committed credit facilities, refinance existing debt, issue the remaining $30 million of long-term debt approved by the IURC (see below) and incur certain other indebtedness. We believe that existing cash balances, cash generated from operating activities and borrowing capacity on IPL's committed credit facilities will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on IPL's committed credit facilities and (iv) additional debt financing.

In May 2003, IPL extended the maturity of its $45 million committed line of credit to May 21, 2004. In June 2003, IPL executed an agreement which combined its existing $40.6 million liquidity facility (see "-Market Risk Disclosure-Remarketing Agreement and Liquidity Facility" for more information relating to the $40.6 million liquidity facility) and its $30 million committed line of credit into one two-tranche agreement. Under the new agreement, these facilities mature on June 3, 2004.

On August 6, 2003, IPL issued $110 million of 6.30% first mortgage bonds due July 1, 2013. The net proceeds of approximately $109 million were used primarily to finance a portion of IPL's capital expenditure program, to reimburse its treasury for expenditures previously incurred in connection with the capital expenditure program and to repay amounts outstanding on its credit lines.

On October 29, 2003, IPL Funding Corporation extended the maturity of its Receivables Sale Agreement to October 27, 2004. The agreement provides for unrelated parties to purchase, on a revolving basis, up to $50.0 million of accounts receivable that IPL Funding Corporation purchased from IPL (see "-Off-Balance Sheet Arrangements").

We are a holding company, and accordingly substantially all of our cash is generated by the operating activities of our subsidiaries, principally IPL. None of our subsidiaries, including IPL, is obligated under or has guaranteed the IPALCO Notes, however, all of IPL's common stock is pledged under the IPALCO Notes. Accordingly, our ability to make payments on the IPALCO Notes depends on the ability of our subsidiaries to generate cash and distribute it to us.

On January 13, 2004, IPL issued $100 million of 6.60% first mortgage bonds due January 1, 2034. The net proceeds of approximately $99 million were used to retire $80 million of 6.05% first mortgage bonds due February 2004 and to reimburse IPL's treasury for expenditures previously incurred in connection with its capital expenditure program.

On February 12, 2003, the IURC issued an order (the "IURC 2003 Financing Order"), approving IPL's 2003-2006 financing program, including, among other things, the issuance of up to $160 million of additional long-term debt to pay, in part, for its construction program during 2003-2005, and the refinancing of $80 million of long-term debt, which matured in February 2004. To date, $130 million of additional long-term debt has since been issued and the $80 million of long-term debt due in February 2004 has been retired (see above). The IURC 2003 Financing Order also set forth a process whereby, prior to declaring or paying a dividend, IPL must file a report with the IURC that sets forth: (i) the amount of any proposed dividend, (ii) the amount of dividends distributed during the prior twelve months, (iii) an income statement for the same twelve-month period, (iv) the most recent balance sheet, and (v) IPL's capitalization as of the close of the preceding month, as well as a pro forma capitalization giving effect to the proposed dividend, with sufficient detail to indicate the amount of unappropriated retained earnings. If within twenty calendar days the IURC does not initiate a proceeding to further explore the implications of the proposed dividend, the proposed dividend will be deemed approved. The IURC 2003 Financing Order stated that such process should continue in effect during the term of the financing authority, which expires December 31, 2006.

On February 28, 2003, IPL filed a petition for reconsideration, or in the alternative, for rehearing with the IURC. This petition sought clarification of certain provisions of the IURC 2003 Financing Order. In addition, the petition requested that the IURC establish objective criteria in connection with the reporting process related to IPL's long term debt capitalization ratio. On March 14, 2003, IPL filed a Notice of Appeal of the IURC 2003 Financing Order in the Indiana Court of Appeals. IPL subsequently dismissed that appeal.

On April 16, 2003, the IURC issued its order in response to IPL's petition for reconsideration. The IURC declined to provide objective criteria relating to the dividend reporting process, and did not set a definitive time frame within which an investigation of a proposed dividend would be concluded. The IURC did make certain requested clarifications and corrections with regard to the IURC 2003 Financing Order, including the following: (i) the dividend reporting process applies only to dividends on IPL's common stock, not on its preferred stock; (ii) a confidentiality process is established to maintain confidentiality of information filed under the dividend reporting process until such information has been publicly released and is no longer confidential; (iii) dividends are not to be paid until after the twenty calendar days have passed, or the IURC approves the dividend after initiating a proceeding to explore the implications of a proposed dividend; and (iv) certain technical corrections.

The reports filed to date with the IURC under the dividend reporting process were all deemed approved after twenty calendar days had elapsed and the IURC did not initiate any proceedings to explore the implications of the proposed dividends. We continue to believe that IPL will not be prevented from paying future dividends in the ordinary course of prudent business operations.

IPL's mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL's ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2003, exceeded IPL's retained earnings at that date. In addition, pursuant to IPL's articles, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends under the terms of its credit facilities if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before interest and taxes to interest expense not less than of 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .60 to 1, in order to pay dividends. As of December 31, 2003 and as of the filing of this report, IPL and IPALCO were in compliance with all financial covenants and no event of default existed.

IPL's amended articles of incorporation also require that, so long as any shares of preferred stock are outstanding, the net income of IPL, as specified in the articles, be at least one and one- half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding, and any proposed, preferred stock before any additional preferred stock is issued. The mortgage requires that net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. As of December 31, 2003, the requirements would not materially restrict IPL's ability to issue additional preferred stock or first mortgage bonds in the ordinary course of prudent business operations.

Net cash provided by operating activities was $165.5 million, $271.0 million and $191.9 million for the fiscal years ended December 31, 2003, 2002 and 2001, respectively. Net cash used in investing activities was $165.0 million, $87.2 million and $156.2 million for the fiscal years ended December 31, 2003, 2002 and 2001, respectively. Net cash used in financing activities was $18.0 million, $181.3 million and $75.4 million for the fiscal years ended December 31, 2003, 2002 and 2001, respectively.

Our principal sources of funds in 2003 were net cash provided by operating activities of $165.5 million and proceeds of approximately $108.9 million from the sale of IPL first mortgage bonds. Net cash provided by operating activities is net of cash paid for interest of $100.5 million. The principal uses of funds in 2003 included $126.9 million in dividends to AES, construction expenditures of $156.9 million and pension plan funding of $96.1 million. We believe our future principal uses of net cash provided by operating activities, net of required pension contributions, will be capital expenditures and distributions to our parent, AES.

While we believe that our sources of liquidity will be adequate to meet our needs, this belief is based on a number of material assumptions, including, without limitation, assumptions about weather, economic conditions, our credit ratings and those of AES and IPL, regulatory constraints and environmental pronouncements and pension obligations. If and to the extent these assumptions prove to be inaccurate, our sources of liquidity may be affected. Moreover, changes in these factors or in the bank or other credit markets could reduce available credit or our ability to renew existing liquidity facilities on acceptable terms. The absence of adequate liquidity could adversely affect our ability to operate our business, and our results of operations and financial condition.

Our non-contingent contractual obligations as of December 31, 2003 are set forth below:

                                    Payment due by period
                                    (in millions)
                                    Less than    1 to 3     4 to 5     Over 5
                                      1 year     years      years      years      Total
                                    ---------- ---------- ---------- ---------- ----------
Long-term debt (1)                      $80.3      $58.8     $455.0     $888.9   $1,483.0
Capital lease obligations                 0.4        0.4        0.2        0.0        1.0
Operating lease obligations               1.6        2.7        2.1        0.0        6.4
Purchase obligations (2)                267.3      300.5      261.7      232.1    1,061.6
Other long term liabilities
 reflected on our balance sheet (3)      45.0        N/A        N/A        N/A       45.0
                                    ---------- ---------- ---------- ---------- ----------
Total                                  $394.6     $362.4     $719.0   $1,121.0   $2,597.0
                                    ========== ========== ========== ========== ==========
  Excludes payments for interest or other fees.
  We have not included purchase orders for goods or services for which there is not also an enforceable contract. For contracts that include minimums, maximums or other variables we have included our best estimate regarding our liability under those contracts based on historical data.
  Represents the midpoint of estimated pension funding of $35 million to $55 million. We have not estimated pension funding past 2004. Does not include deferred income taxes, investment tax credits, regulatory liabilities or IPL's interest-rate swap liabilities.

In addition, as of December 31, 2003, we had a contractual obligation to invest additional capital of up to $3.8 million in EnerTech if and when EnerTech makes capital calls.

Capital Expenditures

We spent approximately $156.9 million and $94.7 million on capital expenditures in 2003 and 2002, respectively. Construction expenditures during these periods were financed using internally generated cash provided by operations, IPL's credit facilities and, with respect to 2003 only, a portion of the net proceeds from the sale of IPL's $110 million first mortgage bonds. IPL's construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our construction program for the three-year period 2004- 2006 is currently estimated to cost approximately $319 million. The estimated cost of the overall program by year is $152 million in 2004, $98 million in 2005 and $69 million in 2006. It includes approximately $127 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The construction program also includes approximately $71 million for power plant related projects, $12 million primarily for miscellaneous office equipment, furniture and leasehold improvements and $109 million for construction associated with new environmental standards imposed by the U.S. Environmental Protection Agency ("EPA") relating to NOx emission reductions. See "-Environmental Matters-NOx SIP Call," below, regarding the IURC ratemaking treatment providing for recovery of our NOx compliance costs.

Distributions

All of our outstanding common stock is held by AES. During 2003 and 2002, we paid $126.9 million and $180.5 million, respectively, in dividends to AES. In addition to distributions of operating income, the 2002 dividends included income tax refunds of $53.7 million. Future distributions will be determined in the discretion of our board of directors and will depend primarily on dividends received from IPL, which are affected by IPL's actual results of operations, cash flows, financial condition, capital requirements, regulatory considerations (including compliance with the IURC 2003 Financing Order described above), and such other factors as our board of directors deems relevant.

Pension Plan

Total pension program-related cash contributions were $96.1 million, $15.2 million and $11.6 million for 2003, 2002 and 2001, respectively. Depending on the timing of contributions, pending legislation, and other factors, to meet our funding target, IPL anticipates additional program- related cash contributions by IPL for pension benefits of approximately $35 million to $55 million in 2004. This estimate is based on actuarial assumptions using a weighted average discount rate range of 5.51% to 6.01%.

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

Related Party Transactions

Effective September 1, 2003, IPALCO and IPL entered into a property insurance program in which AES and other AES subsidiaries also participate. The program includes a policy issued by a third party insurance company for funding losses of the participants up to a total aggregate amount of $20 million. Funds to pay claims within this limit will be derived from premiums paid to this third party carrier by the participants and will be deposited into a trust fund owned by AES Global Insurance Company, a wholly-owned subsidiary of AES, but controlled by the third party carrier. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence. We believe that the combined cost of these policies is less than comparable insurance in the marketplace. During 2003, we paid approximately $1.5 million for seven months coverage under this program beginning September 1, 2003.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income.

Land Sale

In December 2003, IPL reached agreements to sell approximately 4,000 acres of undeveloped property near Martinsville, Indiana divided between two purchasers for an aggregate price of $13.2 million. The sale to one of the purchasers was finalized in February 2004 and IPL expects to close the other sale in the first half of 2004. The site was being held as a possible site for a future power plant. IPL holds an option to purchase suitable acreage at a more optimal location to use as a potential power plant site.

Inflation

Recent inflation rates have not materially impacted our liquidity or financial condition. Our exposure to fluctuations in the price of coal is limited because IURC regulations provide for the recovery of fuel costs above or below the levels included in IPL's rate schedules. This recovery is accomplished through a fuel cost adjustment filing with the IURC. In addition, under Indiana law the IURC is required to set jurisdictional retail rates that allow IPL the opportunity to earn a reasonable rate of return on the fair value of its property. IPL is also allowed to recover purchased power costs up to a benchmark for most retail service (See -Regulatory Matters-Retail Ratemaking for details).

Credit Ratings

Our ability to borrow money and the interest rates at which we can borrow money are both affected by our credit ratings. During 2002 and 2003, certain of IPALCO and IPL's credit ratings were downgraded. On each of November 15, 2002 and May 15, 2003, the interest rates on the IPALCO Notes were increased by 50 basis points, as a result of the downgrades. In addition, certain other fees related to IPL's credit lines have increased due to such downgrades. These downgrades did not impact the interest rates on IPL's existing long-term debt. Any further reductions in the credit ratings of AES, IPALCO or IPL would not impact the interest rates on IPALCO or IPL's outstanding debt, but improvements in IPALCO's credit ratings could reduce the interest rates on the IPALCO Notes.

The credit ratings of IPALCO and IPL at February 1, 2004 are as follows:

                                              Standard & Poors
                                     Moody's        (S&P)            Fitch
                                    --------- ----------------- ---------------
IPALCO Senior Secured Notes            Ba1           BB-              BB
IPL Corporate Credit/Issuer Rating    Baa3           BB+               -
IPL Senior Secured                    Baa2           BB+              BBB
IPL Senior Unsecured                  Baa3           BB-              BBB-

We cannot assure you that our current credit ratings or the credit ratings of IPL will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. Any downgrade or withdrawal of these credit ratings may affect our and IPL's ability to borrow and may increase financing costs, which may decrease earnings. We and IPL will also incur higher interest expense if we replace maturing debt with new debt bearing higher interest rates.

Off-Balance Sheet Arrangements

IPL formed IPL Funding Corporation ("IPL Funding") in 1996 to purchase, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL in exchange for a note payable. IPL Funding is not consolidated by IPL or IPALCO since it meets requirements set forth in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to be considered a qualified special-purpose entity. IPL Funding has entered into a purchase facility with unrelated parties (the "Purchasers") pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million of the receivables purchased from IPL. During 2003, this agreement was extended through October 27, 2004. As of December 31, 2003, the aggregate amount of receivables IPL has sold to IPL Funding and IPL Funding has sold to the Purchasers was $50.0 million. Accounts receivable on IPALCO's balance sheets are stated net of the $50 million sold.

The net cash flows between IPL and IPL Funding are limited to cash payments made by IPL to IPL Funding for interest charges and processing fees. These payments totaled approximately $1.0 million, $1.1 million and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. IPL retains servicing responsibilities through its role as a collection agent for the amounts due on the purchased receivables. IPL and IPL Funding provide certain indemnities to the Purchasers, including indemnification in the event that there is a breach of representations and warranties made with respect to the purchased receivables. IPL Funding and IPL each have agreed to indemnify the Purchasers on an after-tax basis for any and all damages, losses, claims, liabilities, penalties, taxes, costs and expenses at any time imposed on or incurred by the indemnified parties arising out of or otherwise relating to the purchase facility, subject to certain limitations as defined in the purchase facility. The transfers of receivables to IPL Funding are recorded as sales however no gain or loss is recorded on the sale.

Under the receivables purchase facility, if IPL fails to maintain certain financial covenants regarding interest coverage and debt-to-capital ratios, it would constitute a "termination event." IPL is in compliance with such covenants.

As a result of IPL's current credit rating, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a "lock-box" event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of new receivables and cause all proceeds of the purchased receivables to be used to reduce the Purchaser's investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased receivables (currently $50 million).

Regulatory Matters

IPL is a regulated public utility and is principally engaged in providing electric service to the Indianapolis metropolitan area. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from accounting methods required to be used by nonregulated entities.

IPL is subject to extensive regulation at both the federal and state level. IPL is substantially affected by the regulatory jurisdiction of the EPA and the FERC at the federal level; and the Indiana Department of Environmental Management ("IDEM") and the IURC at the state level. Other significant regulatory agencies affecting IPL include, but are not limited to, the U.S. Department of Labor and the Indiana Occupational Safety and Health Administration. The regulatory power of the IURC over IPL is both comprehensive and typical of the economic regulation generally imposed by state public utility commissions.

An inherent business risk facing any regulated public utility is that of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Indiana, as elsewhere. Therefore, IPL attempts to work cooperatively with regulators and those who participate in the regulatory process, while remaining vigilant in protecting or asserting IPL's legal rights in the regulatory process. IPL takes an active role in addressing regulatory policy issues in the current regulatory environment. Current federal initiatives include FERC's efforts to deregulate the wholesale energy markets (discussed below under "-Regulatory Matters-Wholesale Energy Market"). Additionally, there is increased activity by environmental regulators.

Retail Ratemaking

IPL's tariffed rates for electric service to retail customers (basic rates and charges) are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, and potentially the staff of the IURC, the Indiana Office of Utility Consumer Counselor, as well as other interested consumer groups and customers. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years. In Indiana, basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual maintenance and capital expenditures, generating unit availability and purchased power costs and availability can affect the return realized. During 1998, in an order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily select service under IPL's Elect Plan (see below). We assume fuel and purchase power cost risk for Elect Plan customers. Substantially all other IPL customers are served pursuant to retail tariffs that provide for the monthly billing or crediting to customers of increases or decreases, respectively, in the actual costs of fuel consumed from estimated fuel costs embedded in basic rates, subject to certain restrictions on the level of operating income.

IPL is allowed to recover purchased power costs up to a benchmark for most retail service. If the cost per kWh of power purchases is not greater than the benchmark, then the purchased power costs should be considered net energy costs that are presumed fuel costs included in purchased power. If the average cost per kWh of power purchases is greater than the benchmark, then 85% of the costs are recoverable if IPL demonstrates the reasonableness of those purchases to the IURC and meets certain other conditions.

Elect Plan

In 1998, the IURC approved a plan ("Elect Plan") that allows IPL to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service plans. As of December 31, 2003, approximately 1% of IPL's customers were included in the Elect Plan. IPL's authority to offer these options will expire on December 31, 2006 unless a subsequent plan is approved by the IURC.

Under the Elect Plan, eligible IPL customers may enter into written contracts for:

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

Authorized Annual Net Operating Income

Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual net operating income and cannot be offset by applicable cumulative net operating income deficiencies. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be one-fourth of the excess annual net operating income grossed up for federal and state taxes.

IPL's authorized annual jurisdictional net operating income, for purposes of quarterly operating income tests, is $163 million, as established in IPL's last base rate case, plus additional returns authorized in the ECCRA (see below) of $0.9 million as of December 31, 2003. During the four quarterly measurement dates in 2003, the IURC found that IPL's rolling annual jurisdictional retail electric operating income was greater than the authorized annual net operating income by $13.5 million and $1.8 million at January and April, respectively, and was less than the authorized annual net operating income at July and October of 2003. Because IPL has a cumulative net operating income deficiency, we were not required to make customer refunds for any of these periods. As of IPL's quarterly measurement date on October 31, 2003, IPL had a cumulative net operating income deficiency of $695 million. The deficiency is calculated by summing the quarterly measurement period annual results from the date of the last rate order. Because of the deficiency, IPL can, for a period of time, earn above the authorized annual electric jurisdictional retail net operating income without being required to make customer refunds.

The IURC approved an Environmental Compliance Cost Recovery Adjustment ("ECCRA") pertaining to equipment being installed to allow IPL to meet the NOx emission limits imposed pursuant to the EPA's NOx SIP call. A return on IPL's clean coal technology ("CCT") investments is included in this ratemaking treatment. IPL may add the approved return on its CCT projects to its authorized annual net operating income in subsequent fuel adjustment charge proceedings. The additional amount of return will be dependent on the cumulative amount of CCT investment that has been made at the time IPL files a request for approval of an increase in the ECCRA. Such requests can be made no more often than every 6 months.

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

Wholesale Energy Market

IPL's participation in the wholesale power and transmission markets is subject to FERC requirements. As directed by Order Nos. 888 and 889 IPL filed its open access transmission service tariff on January 6, 2000. Subsequently, IPL joined the Midwest ISO and sought FERC and IURC approval of the transfer of functional control of its transmission facilities to the Midwest ISO. Upon agency approval, IPL's transmission operations were integrated with those of the Midwest ISO on February 1, 2002. Additionally, IPL sought from FERC the authority to sell wholesale power at market-based rates. FERC granted this authority effective on April 29, 2000.

On July 31, 2002, FERC issued a Notice of Proposed Rulemaking regarding Standard Market Design ("SMD"), which proposed to standardize the structure and operation of competitive wholesale power markets nationally. With respect to IPL, the SMD proposal would modify the terms and conditions under which the Midwest ISO would provide transmission service over IPL's transmission facilities. The SMD proposal would also be incorporated as part of the Midwest ISO's Midwest Market Initiative, which is proposed to be in place in late 2004. This initiative includes a market-based transmission congestion management system that relies on locational marginal pricing, i.e., pricing for transmission service at a given location will be based on a market clearing price that takes into account physical limitations and demand at that location. Market participants will be able to hedge their exposure to these congestion costs by acquiring certain financial transmission rights with which they may receive compensation for, or be required to pay, congestion-related charges. This initiative could change IPL's interface with wholesale energy markets. FERC subsequently issued on April 28, 2003, its White Paper entitled "Wholesale Power Market Platform." It has also indicated it will continue to consider comments, maintain outreach to states and stakeholders, and monitor pending legislation in Congress as it prepares the final rule, the timing of which is uncertain. At this time we cannot determine what, if any, impact the final SMD rule will have on IPL.

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

In 1995, the Indiana General Assembly, anticipating increasing competitive forces in the regulated public utility industry, enacted Ind. Code chapter 8-1-2.5. This law enables the IURC to consider and approve, on an individual utility basis, utility-initiated proposals wherein the IURC declines to exercise jurisdiction over the whole or any part of the utility, or its retail energy service or both. The Elect Plan was approved by the IURC under this law.

During 1997, the Indiana General Assembly authorized a legislative study committee to assess the issue of electric utility competition and restructuring. Comprehensive restructuring bills were introduced in the Indiana Senate in 1998, 1999 and 2000, but failed to pass. There was no restructuring legislation submitted in Indiana in 2001, 2002 or 2003.

Current Indiana Legislative Matters

Over the last several years there have been several mergers or acquisitions of parent companies of Indiana utilities or utility holding companies by entities located outside Indiana. Such transactions included the acquisition of IPALCO by AES. Pursuant to a decision by the Supreme Court of Indiana construing current Indiana statutes, the IURC was without jurisdiction to approve or reject such mergers effected via stock transactions. In addition, the IURC believes it has insufficient authority to adequately fine utilities which they determine are not meeting their statutory obligations to provide reasonably adequate service and facilities. Representatives of the IURC have advocated statutory changes to correct perceived deficiencies. In 2002 and 2003, legislation which would have given the IURC authority to approve most holding company mergers and acquisitions and to levy substantial fines on utilities was submitted but failed to pass. Such proposed legislation also contained provisions beneficial to utilities, such as sections allowing prompt recovery of governmentally mandated costs without a rate case. It is impossible to predict the content, scope and impact of legislation which may ultimately be passed into law.

Stipulation and Settlement Agreement

During 2002, the IURC issued an order approving a Stipulation and Settlement Agreement entered into by IPL, the Indiana Office of Utility Consumer Counselor, and two intervening parties. The Stipulation and Settlement Agreement requires IPL to: meet eight ongoing performance measures, including six for system reliability and two for customer call center performance or pay penalties of up to $1.75 million per quarter; file quarterly reports regarding service reliability and call center performance; file reports following major storm events; upgrade or replace its Outage Management System and Energy Management System at a cost of approximately $6 million; and issue a $100 credit to certain residential customers whose service was interrupted in July 2001 for 36 to 48 hours following severe storms in our service area (the "July 2001 Storms"). The system reliability performance measures are assessed quarterly based on a twelve-month rolling average. In addition IPL was required to hire an independent auditor to review its quarterly reports to the IURC. During 2002, IPL issued credits of approximately $1.16 million to customers whose service was interrupted for 36 to 48 hours following the July 2001 Storms, which satisfied its remaining liability for the July 2001 Storms.

IPL has been subject to the quarterly measures for system reliability and customer call center performance since the second fiscal quarter of 2002. IPL met both of the customer call center performance measures in each of those quarterly periods. However, IPL was required to issue credits to customers of $0.5 million in the third quarter of 2003 and $0.5 million and $0.8 million for the second and third quarters of 2002, respectively for failing to meet certain of the six service reliability standards. IPL has made progress towards compliance with these measures and expects to reduce the penalties going forward. However, failure to meet the reliability and performance measures could result in reduced income and cash flows for IPL and IPALCO.

Recent IURC Order

On February 12, 2003, the IURC issued an Order which approved IPL's 2003-2006 financing program and set forth a process whereby IPL must file a report with the IURC, prior to declaring or paying a dividend. Please see "Liquidity and Capital Resources" for more information relating to that Order.

Environmental Matters

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We believe that we operate in material compliance with environmental laws, regulations and permits and health and safety laws. We cannot assure, however, that we have been or will be at all times in full compliance with such laws, regulations and permits.

Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at our past or present facilities and at third party waste disposal sites. We could also be held liable for any and all consequences arising out of human exposure to such contamination or other hazardous substances or for other environmental damage. We cannot assure that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations or financial condition.

In late 1990, Congress passed the Clean Air Act Amendments of 1990 (the "Clean Air Act"), which affect both new and existing facilities. The Clean Air Act and many state laws require significant reductions in sulfur dioxide ("SO2"), particulate matter, and NOx emissions that result from burning fossil fuels. The following is a discussion of specific areas that affect our business, primarily under or related to the Clean Air Act.

NOx SIP Call

On October 27, 1998, the EPA issued a final rule, referred to as the NOx SIP call, calling for Indiana, along with 21 other states in the eastern third of the United States and the District of Columbia, to impose more stringent limits on NOx emissions from fossil fuel- fired steam electric generators, including those operated by IPL.

The EPA's NOx SIP call requires operators of coal-fired electric utility boilers in the affected states and the District of Columbia to limit NOx emissions to 0.15 pounds per million BTUs of heat input as a system-wide average during the annual ozone season, which extends from the beginning of May through the end of September of each year (except for 2004, which runs from May 31st through September 30th). That limit called for a reduction of about 85% from 1990 average emissions from coal-fired electric utility boilers, and a reduction during the ozone season of about 57% from our previous emissions. In 2001, the Indiana Air Pollution Control Board adopted rules requiring fossil fuel-fired electric generating units, including IPL's, to adhere to the requirements of the EPA's NOx SIP call which becomes effective on May 31, 2004. IPL intends to comply with the NOx SIP call requirements through a combination of our NOx controls construction program and, if necessary, purchases of NOx emissions allowances in the market.

On November 14, 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of CCT to allow IPL to meet the NOx emission limits imposed pursuant to the EPA's NOx SIP call. The CCT constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and the IURC has approved ratemaking treatment applicable to such property through an ECCRA. The ratemaking treatment provided for in the IURC order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expenses associated and operation and maintenance expenses associated with these projects. The ratemaking treatment also provides for recovery of expenditures related to the purchase of NOx emission allowances, should such expenditures be made to supplement IPL's CCT construction projects. IPL may add the approved return on its CCT projects to its authorized annual net operating income in subsequent fuel adjustment charge proceedings. The increase in the amount of rate revenues and authorized net operating income resulting from IPL's CCT plan will be determined in periodic filings to the IURC to be made at intervals of no more often than every 6 months and will depend on the amount of cumulative investment, depreciation expenses, operation and maintenance expenses and actual NOx emission allowance purchases at the time of each of the filings. Our first ECCRAs were approved on August 20, 2003, and February 18, 2004.

In 2003, IPL spent approximately $94.2 million on NOx reduction projects. Further expenditures are estimated to be approximately $81 million and $28 million in 2004 and 2005, respectively, to substantially meet the required NOx reductions.

National Ambient Air Quality Standards

On July 16, 1997, the EPA promulgated final rules tightening the National Ambient Air Quality Standards for ozone and creating new fine particulate matter standard. In February 2001, the United States Supreme Court upheld the ozone and particulate matter standards, but held that the EPA's policy of implementing the new ozone standard in non-attainment areas was unlawful. If the EPA develops an interpretation of this standard with respect to non-attainment areas that is consistent with the Supreme Court's decision, and if Marion County, Morgan County, Pike County and/or its neighboring counties are designated as non-attainment areas for ozone, IPL's plants may be faced with further emission reduction requirements that could necessitate the installation of additional control technology, increased capital expenditures and related operating costs. The EPA is scheduled to issue non-attainment area designations for the new ozone standard by April 15, 2004. The IDEM has recommended to the EPA that both Marion County and Morgan County be designated as non attainment for ozone and air monitoring data submitted by IDEM for these counties shows that they likely would be classified as marginal nonattainment or slightly worse than the standard. This may lead to additional NOx reduction requirements at both the Harding Street and Eagle Valley plants. At this time, IDEM is recommending that Pike County be designated as attainment for ozone so the Petersburg plant may not be impacted by these standards. With regard to fine particulate matter, IDEM is recommending that Marion County be designated as nonattainment and that Morgan and Pike Counties be designated as attainment. This may lead to additional emission reduction requirements at the Harding plant.

Section 126 Petitions

In February 1998, eight northeastern states filed petitions seeking the EPA's assistance in reducing ozone in the eastern United States under Section 126 of the Clean Air Act. The EPA believes that Section 126 petitions allow a state to claim that sources in another state are contributing to its air quality problem and request the EPA to require the upwind sources to reduce their emissions. In December 1999, the EPA granted four Section 126 petitions relating to NOx emissions. On May 15, 2001, the U.S. Appeals Court for the District of Columbia Circuit upheld the EPA rule requiring some power plants in the Midwest to reduce NOx emissions. This ruling does not currently affect IPL's Indiana fossil fuel-fired plants. However, we cannot guarantee that IPL's plants will not be affected by these Section 126 petitions at some point in the future.

New Source Review ("NSR")

The EPA has commenced an investigation of the fossil fuel-fired electric power generation industry to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to facilities over the years. The EPA's focus is on whether the changes were subject to NSR or new source performance standards, and whether best available control technology was or should have been installed. In June, 2000, IPL received a Clean Air Act Section 114 request from the EPA regarding its maintenance modifications and operational activities over the last twenty-five years. IPL responded to this information request in December 2000. To date, the EPA has yet to act directly on this request.

The EPA promulgated two new rules on December 31, 2002, and October 27, 2003 that clarified some of the issues as to when an NSR permit is required. These rulemakings would not be effective in Indiana until incorporated into the state's implementation plan. However, the October 27, 2003 rule, which establishes criteria for when the replacement of facility components requires an NSR permit, has been stayed in court pending review by the US Court of Appeals for the DC Circuit. Indiana will not proceed with state regulations until these legal issues are resolved. Moreover, the EPA has recently given conflicting signals as to the future course on the NSR enforcement initiative. On November 5, 2004, the EPA's top enforcement official revealed plans to close pending investigations. However, in an abrupt change, on January 13, 2004, the agency announced its intent to bring new court actions. In addition, the New York Attorney General has requested from the EPA copies of the documents that several utilities, including IPL, produced in response to the EPA's request. There is the potential that New York or another state could file an NSR enforcement case based on the citizen suit provisions of the Clean Air Act. With the liability issues currently being decided in courts and the potential for the EPA or New York filing new lawsuits in this area, IPL cannot assure how or when this issue will be resolved.

Regional Haze

The EPA published the final regional haze rule on July 1, 1999. This rule established planning and emission reduction timelines for states to use to improve visibility in national parks throughout the United States. On June 22, 2001, the EPA signed a proposed rule to guide states in implementing the 1999 rule and in controlling power plant emissions that cause regional haze problems. The proposed rule set guidelines for states in setting best available retrofit technology, or BART, at older power plants. The ultimate effect of the new regional haze rule could be requirements for (1) newer and cleaner technologies and additional controls on conventional particulates, and (2) reductions in SO2, NOx and particulate matter emissions from utility sources. If the proposed rules are finalized and utility emissions reductions are required, the compliance cost could be significant. At this time, we cannot, however, estimate the costs to comply with the final regional haze rule.

Global Warming

The United States and other countries have signed the Kyoto Protocol to the United Nations Framework Convention on Climate Change, which, if ratified, would require the United States and other countries to make substantial reductions in "greenhouse gas" emissions. While it seems unlikely the Kyoto Protocol will be ratified by the United States under the Bush Administration, global warming remains a policy issue that is regularly considered for possible government regulation and if legislation requiring reductions in greenhouse gases is adopted, such legislation could substantially affect both the costs and the operating characteristics of IPL's fossil fuel-fired plants.

Mercury

In December 2000, the EPA announced it would adopt rules to regulate mercury emission from coal-fired power plants pursuant to the Clean Air Act hazardous air pollutant rules. On January 30, 2004, the EPA proposed alternative approaches to achieving reductions in mercury emissions from coal-fired utilities. One of these approaches is to regulate mercury and nickel as hazardous air pollutants and establish nationally uniform emission limits developed by applying the Maximum Achievable Control Technology criteria. These requirements would be applicable to existing facilities three years after the final rule is promulgated, but with the potential for a one year extension. Assuming this alternative is selected and finalized in 2004, compliance would be required by 2007 or 2008. In the alternative, the EPA proposed to rescind its prior finding that it is necessary and appropriate to regulate mercury as a hazardous pollutant from coal plants and instead proposed to issue guidelines that would be minimum standards for state regulation of mercury from coal plants. The targeted compliance date for first phase mercury reductions would be 2010 under this approach. In the proposed rulemaking, the EPA also indicated that it would be issuing a supplemental proposed "cap and trade" rule that would allow companies to comply by reducing emissions or purchasing emission allowances from other companies. Such a rule, if adopted, would provide IPL with increased flexibility in compliance.

Cooling Water Intake

On February 16, 2004, the EPA issued final rules governing existing facilities that have cooling water intake structures. The regulation, which is designed to protect aquatic life, requires that the location, design, and construction of cooling water intake structures reflect the best technology available to prevent impingement or entrainment of aquatic life. IPL will be required to conduct aquatic studies to determine that its intake structures minimize adverse environmental impact. Once the studies are completed, IPL may be required to conduct habitat restoration measures, install technologies to divert aquatic organisms back into the water body, reduce intake velocities, or install a closed-cycle cooling system. At this time, it is not possible to determine the results of the aquatic studies or what, if any, corrective actions IPL may be required to take.

Interstate Air Quality Rule

In January 2004, the EPA proposed an interstate air quality rule ("IAQR") that intended to address the impact of air pollutants on downwind states. The IAQR would establish a cap and trade system for SO2 and NOx allowances. These further SO2 and NOx reductions may require IPL to install additional control technologies prior to the proposed effective date of the rule in 2010.

Summary

In summary, environmental laws and regulations presently require substantial capital expenditures and operating costs. Our capital expenditures relating to environmental matters were approximately $94.2 million in 2003, substantially all of which related to the NOx SIP call. We currently estimate additional capital expenditures related to the NOx SIP call of approximately $109 million during 2004-2005. Other capital expenditures related to environmental matters through 2005 are not expected to be material. In addition, environmental laws are complex, change frequently and have tended to become more stringent over time. As a result, our operating expenses and continuing capital expenditures may increase. More stringent standards may also limit our operating flexibility. Because other electric power plants will have similar restrictions, we believe that compliance with more stringent environmental laws and regulations is not likely to affect our competitive position. However, depending upon the level of recovery allowed by the IURC, these costs could adversely affect our financial condition, liquidity and results of operations.

Current Business Outlook

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, our operating revenues and associated operating expenses are not generated evenly by month during the year. Traditionally, retail kWh sales, after adjustments for weather variations, have grown in reasonable correlation with growth in service territory economic activity. During the past 10 years, IPL's retail kWh sales have grown at a compound annual rate of 1.4%, while personal income in our service territory grew at a compound annual rate of 1.8%. Our number of retail customers also grew at a compound annual rate of 1.4% during the past 10 years.

New Accounting Standards

Please refer to Note 3 of the Notes to the Consolidated Financial Statements of IPALCO included in Item 8 of this Form 10-K for a discussion of new accounting pronouncements and the potential impact to our results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt, interest rate hedging instruments and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, IPL has two credit facilities that bear interest at variable rates based primarily on LIBOR. As of December 31, 2003, IPL was not drawn on these credit facilities, but did have a $0.8 million letter of credit against one of the facilities. Our fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. At December 31, 2003, we had $1,443.0 million principal amount fixed rate debt and a $40 million principal amount variable rate debt issue. The interest rate in effect on the $40 million variable rate debt issue was 1.15% as of December 31, 2003, which was effectively fixed at 5.21% through a floating-to-fixed rate swap, which expires concurrent with the debt issue in January 2023. The fair value of IPL's swap agreement was $(7.3) million at December 31, 2003. In addition, on December 10, 2003, IPL entered into an interest rate lock agreement to hedge the interest rate risk on $100 million of first mortgage bonds IPL issued in January 2004. The agreement effectively locked the base interest rate IPL is obligated to pay on the bonds at 5.22%. The fair value of the interest rate lock agreement was $(1.9) million at December 31, 2003. This lock agreement was terminated in January 2004 in conjunction with the issuance of the $100 million first mortgage bonds. The following table shows our consolidated indebtedness (in millions) by maturity as of December 31, 2003:

                           2004     2005     2006     2007     2008   Thereafter   Total   Fair Value
                         -------- -------- -------- -------- -------- ---------- --------- ----------

Fixed-rate debt            $80.3     $0.0    $58.8    $80.0   $375.0     $848.9  $1,443.0   $1,555.2
Variable-rate debt
  swapped to fixed           0.0      0.0      0.0      0.0      0.0       40.0      40.0       40.0
                         -------- -------- -------- -------- -------- ---------- --------- ----------
Total Indebtedness         $80.3     $0.0    $58.8    $80.0   $375.0     $888.9  $1,483.0   $1,595.2
                         ======== ======== ======== ======== ======== ========== ========= ==========
Weighted Average Interest
  Rates by Maturity         6.05%      N/A     8.0%   7.375%   8.375%     7.219%    7.486%

Fuel

IPL has limited exposure to commodity price risk for the purchase of coal, the primary fuel used by IPL for the production of electricity. IPL manages this risk by providing for approximately 70% of its current projected burn under long-term contracts. The balance of IPL's projected burn is purchased under short-term contracts and on the spot market. Management does not anticipate a significant change in the availability of coal, or the terms of purchase, on the spot market during 2004. Our exposure to fluctuations in the price of coal is limited because IURC regulations provide for the recovery of estimated fuel costs above or below the levels included in IPL's rate schedules. This recovery is accomplished through a fuel cost adjustment filing with the IURC.

Power Purchases

IPL depends on purchased power, in part, to meet prudent seasonal planning reserve margins. As a result, IPL also has limited exposure to commodity price risk for the purchase of electric energy for its retail customers. Purchased power costs can be highly volatile. IPL is allowed to recover purchased power costs on a benchmark for most retail service. If the cost per kWh of power purchases is not greater than the benchmark, then the purchased power costs should be considered net energy costs that are presumed fuel costs included in purchased power. If the average cost per kWh of power purchases is greater than the benchmark, then 85% of the costs are recoverable if IPL demonstrates the reasonableness of those purchases to the IURC and meets certain other criteria.

Wholesale Sales

IPL engages in limited wholesale power marketing after first providing for its projected utility retail load. Power marketing enables IPL to use excess power generating capacity to earn wholesale revenues. IPL's ability to compete effectively in the wholesale market is dependent on a variety of factors, including its available excess generation, the supply of wholesale power, and the price, terms and conditions of sale proposed by IPL. During 2003, the average market price per kWh increased more than 27%, as compared to 2002. During the past five years, wholesale revenues represented an average of approximately 5.5% of IPL's total electric revenues.

Elect Plan

The Elect Plan offered by IPL, as discussed under "Regulatory Matters - Elect Plan," allows IPL to offer certain customers the opportunity to select optional payment or service plans. IPL's authority to offer these options will expire on December 31, 2006 unless a subsequent plan is approved by the IURC. IPL is subject to the market risk of both purchased power costs and fuel costs for those customers who have chosen to receive power under one of the Elect Plan options. These costs associated with Elect Plan customers are not recovered under the fuel cost adjustment proceedings as set forth in "Fuel" and "Power Purchases" discussed above.

Counter-Party Credit Risk

IPL utilizes forward purchase contracts to manage the risk associated with power purchases, and is exposed to counter-party credit risk in these contracts. IPL manages this exposure to counter-party credit risk by entering into contracts with companies that are expected to fully perform under the terms of the contract. Individual credit limits are implemented for each counter- party to further mitigate credit risk. IPL may also ask a counter-party to provide collateral in the event certain credit ratings are not maintained, or certain financial benchmarks are not maintained.

Remarketing Agreement and Liquidity Facility

IPL has entered into a Remarketing Agreement with J.P. Morgan Securities, Inc. ("J.P. Morgan") for the weekly remarketing of IPL's $40 million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project (the "Pollution Control Bonds"). J.P. Morgan is obligated to use its best efforts to remarket the Pollution Control Bonds, but is not obligated to buy or take any position in the Pollution Control Bonds. In addition, one of the conditions precedent to J.P. Morgan's obligations is that there shall have been no adverse change in the properties, business, condition (financial or otherwise) or results of operations of IPL. In the event J.P. Morgan is unable to remarket the Pollution Control Bonds, a $40.6 million liquidity facility is in place in the form of a Credit Agreement to purchase the Pollution Control Bonds. The Trustee for the Pollution Control Bonds has sole authority to request an advance under this facility, and this is only contemplated in the event of a failed remarketing of the Pollution Control Bonds by J.P. Morgan. The Credit Agreement contains financial covenants regarding IPL's debt to total capitalization and interest coverage, with which IPL is in compliance.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors of IPALCO Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, common shareholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPALCO Enterprises, Inc. and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

March 10, 2004

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2003, 2002 and 2001

(IN THOUSANDS)

                                                     2003        2002        2001
                                                  ----------- ----------- -----------
UTILITY OPERATING REVENUES                          $832,220    $817,967    $828,046

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                             178,402     173,028     182,471
    Other operating expenses                         121,894     109,313     136,548
  Power purchased                                     16,942      18,002      16,932
  Maintenance                                         84,153      62,065      77,786
  Voluntary Early Retirement Program Benefit Costs         -           -      23,751
  Termination benefit agreement costs                      -           -      54,540
  Depreciation and amortization                      119,595     117,985     110,772
  Taxes other than income taxes                       27,857      30,596      35,601
  Income taxes - net                                  96,794     106,392      59,004
                                                  ----------- ----------- -----------
    Total operating expenses                         645,637     617,381     697,405
                                                  ----------- ----------- -----------
UTILITY OPERATING INCOME                            $186,583     200,586     130,641
                                                  ----------- ----------- -----------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during
    construction                                       4,351       3,927       1,341
  Other - net                                         (3,047)     (5,006)     (5,288)
  Gain (loss) on sales of assets, net                   (830)      4,378         523
  Termination benefit agreement costs                      -           -      (4,669)
  Merger costs                                             -           -      (6,283)
  Income tax benefit - net                            25,906      23,184      14,388
                                                  ----------- ----------- -----------
    Total other income (deductions) - net             26,380      26,483          12
                                                  ----------- ----------- -----------
INTEREST AND OTHER CHARGES:
  Interest on long-term debt                         105,021      97,522      46,326
  Other interest                                         654         493       1,446
  Allowance for borrowed funds used during
    construction                                      (2,188)     (1,811)       (633)
  Amortization of redemption premiums and
    expense on debt-net                                2,998       2,706       2,354
  Preferred dividends of subsidiary                    3,213       3,213       3,213
                                                  ----------- ----------- -----------
    Total interest and other charges - net           109,698     102,123      52,706
                                                  ----------- ----------- -----------
NET INCOME                                          $103,265     124,946      77,947
                                                  =========== =========== ===========

  See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2003 and 2002

(IN THOUSANDS)

                                                               December 31,  December 31,
                            ASSETS                                 2003          2002
UTILITY PLANT:                                                 ------------  ------------
  Utility plant in service                                      $3,205,454    $3,144,472
  Less accumulated depreciation                                  1,277,373     1,197,732
                                                               ------------  ------------
      Utility plant in service - net                             1,928,081     1,946,740
  Construction work in progress                                    160,774        73,696
  Land held for sale                                                 6,623             0
  Property held for future use                                       1,085         7,708
                                                               ------------  ------------
      Utility plant - net                                        2,096,563     2,028,144
OTHER ASSETS:                                                  ------------  ------------
  Nonutility property - at cost, less accumulated depreciation       1,511         1,497
  Other investments                                                  7,762        10,033
                                                               ------------  ------------
      Other assets - net                                             9,273        11,530
                                                               ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                                         13,974        31,429
  Accounts receivable and unbilled revenue (less allowance
    for doubtful accounts of $1,653 and $1,556 respectively)        44,155        41,601
  Fuel - at average cost                                            29,803        22,023
  Materials and supplies - at average cost                          47,056        47,874
  Net income tax refunds receivable                                 11,397         3,305
  Prepayments and other current assets                               4,574         4,458
                                                               ------------  ------------
      Total current assets                                         150,959       150,690
                                                               ------------  ------------
DEFERRED DEBITS:
  Regulatory assets                                                200,743       140,768
  Miscellaneous                                                     30,954        29,037
                                                               ------------  ------------
      Total deferred debits                                        231,697       169,805
                                                               ------------  ------------
              TOTAL                                             $2,488,492    $2,360,169
                                                               ============  ============
                CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholder's equity:
    Premium on 4% cumulative preferred stock                          $649          $649
    Paid in capital                                                    104             -
    Accumulated deficit                                            (64,111)      (40,477)
    Accumulated other comprehensive loss                           (58,420)      (52,621)
                                                               ------------  ------------
      Total common shareholder's deficit                          (121,778)      (92,449)
  Cumulative preferred stock of subsidiary                          59,135        59,135
  Long-term debt (less current maturities and
   sinking fund requirements)                                    1,482,011     1,372,006
                                                               ------------  ------------
      Total capitalization                                       1,419,368     1,338,692
                                                               ------------  ------------
CURRENT LIABILITIES:
  Current maturities and sinking fund requirements                     300           300
  Accounts payable                                                  49,074        31,928
  Accrued expenses                                                  20,221        20,228
  Dividends payable                                                    868           874
  Accrued real estate and personal property taxes                   14,662        17,107
  Accrued income and other taxes                                     3,873         8,902
  Accrued interest                                                  25,759        22,788
  Customer deposits                                                 10,428         9,046
  Other current liabilities                                          1,485           812
                                                               ------------  ------------
      Total current liabilities                                    126,670       111,985
                                                               ------------  ------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                          425,690       337,936
  Regulatory liabilities and other removal costs                   361,221       339,254
  Unamortized investment tax credit                                 28,173        30,927
  Accrued postretirement benefits                                    6,059         5,965
  Accrued pension benefits                                         112,574       186,761
  Miscellaneous                                                      8,737         8,649
                                                               ------------  ------------
      Total deferred credits and other long-term liabilities       942,454       909,492
                                                               ------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 14)
              TOTAL                                             $2,488,492    $2,360,169
                                                               ============  ============

See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and 2001

(IN THOUSANDS)

                                                                         2003        2002        2001
CASH FLOWS FROM OPERATIONS:                                           ----------  ----------  ----------
  Net income                                                           $103,265    $124,946     $77,947
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                       118,401     118,112     110,501
    Amortization of regulatory assets                                     2,298       2,765       3,156
    Deferred income taxes and investment tax credit adjustments - net    29,276      19,762     (13,412)
    (Gain) loss on sales of assets, net                                     830      (4,378)       (523)
    Loss on investments                                                   1,647           -           -
    Allowance for funds used during construction                         (6,539)     (5,738)     (1,974)
  Change in certain assets and liabilities:
    Accounts receivable                                                  (2,554)      6,400      18,564
    Fuel, materials and supplies                                         (6,962)      7,449      (4,907)
    Net income taxes receivable or payable                              (11,444)     13,179     (43,723)
    Accounts payable and accrued expenses                                20,999     (14,896)      5,904
    Accrued other taxes                                                  (4,122)         87       3,684
    Accrued pension benefits                                            (82,937)     13,180      15,153
    Accrued interest                                                      2,971         896       8,841
    Provision for early retirement benefit costs                              -           -      23,751
    Other - net                                                             414     (10,791)    (11,102)
                                                                      ----------  ----------  ----------
Net cash provided by operating activities                               165,543     270,973     191,860
                                                                      ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures - utility                                  (156,855)    (94,709)   (126,517)
  Construction expenditures - nonutility                                      -        (107)          -
  Proceeds from the sales of assets                                          12       9,860      14,077
  Investment in Combustion Turbine                                            -           -     (42,487)
  Other                                                                  (8,186)     (2,233)     (1,296)
                                                                      ----------  ----------  ----------
Net cash used in investing activities                                  (165,029)    (87,189)   (156,223)
                                                                      ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt                                                -           -      (6,150)
  Long term borrowings                                                  108,930           -     750,000
  Common dividends paid                                                       -           -     (29,008)
  Dividends to AES                                                     (126,899)   (180,472)   (796,000)
  Proceeds from sales of common stock, net                                    -           -       8,328
  Other                                                                       -        (816)     (2,526)
                                                                      ----------  ----------  ----------
Net cash used in financing activities                                   (17,969)   (181,288)    (75,356)
                                                                      ----------  ----------  ----------
Net change in cash and cash equivalents                                 (17,455)      2,496     (39,719)
Cash and cash equivalents at beginning of year                           31,429      28,933      68,652
                                                                      ----------  ----------  ----------
Cash and cash equivalents at end of year                                $13,974     $31,429     $28,933
                                                                      ==========  ==========  ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                               $100,529     $95,327     $39,253
                                                                      ==========  ==========  ==========
    Income taxes                                                        $49,401     $31,386     $59,388
                                                                      ==========  ==========  ==========

See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Common Shareholder's Equity (Deficit)
For the Years Ended December 31, 2003, 2002 and 2001

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                               Premium
                                                                on 4%               Retained   Accumulated
                                                             Cumulative             Earnings      Other
                                                   Common     Preferred  Paid in  (Accumulated Comprehensive
                                                    Stock       Stock    Capital    Deficit)       Loss         Total
                                                 ----------- ----------- -------- ------------ ------------- -----------
Balance at January 1, 2001                         $449,987        $649       $0     $788,441       ($1,813) $1,237,264
                                                 ----------- ----------- -------- ------------ ------------- -----------
   Exercise of stock options                          1,764                                                       1,764
   Restricted stock issues / adjustments              8,250                                                       8,250
   Restricted stock repurchased                        (215)                                                       (215)
   Adjustment for Pooling of Interests             (459,786)                          (40,765)                 (500,551)
   Cash dividends declared ($.16 per share)                                           (14,574)                  (14,574)
   Distributions to AES                                                              (796,000)                 (796,000)
  Comprehensive Income:
   Net income                                                                          77,947                    77,947
   Minimum pension liability adjustment                                                              (7,332)     (7,332)
   Adjust financial instruments to fair market value                                                 (2,324)     (2,324)
                                                 ----------- ----------- -------- ------------ ------------- -----------
 Total Comprehensive Income                               0           0        0       77,947        (9,656)     68,291
                                                 ----------- ----------- -------- ------------ ------------- -----------
Balance at December 31, 2001                             $0        $649       $0      $15,049      ($11,469)     $4,229
                                                 ----------- ----------- -------- ------------ ------------- -----------
   Distributions to AES                                                              (180,472)                 (180,472)
  Comprehensive Income:
   Net income                                                                         124,946                   124,946
   Minimum pension liability adjustment                                                             (38,050)    (38,050)
   Adjust financial instruments to fair market value                                                 (3,102)     (3,102)
                                                 ----------- ----------- -------- ------------ ------------- -----------
 Total Comprehensive Income                               0           0        0      124,946       (41,152)     83,794
                                                 ----------- ----------- -------- ------------ ------------- -----------
Balance at December 31, 2002                             $0        $649       $0     ($40,477)     ($52,621)   ($92,449)
                                                 ----------- ----------- -------- ------------ ------------- -----------
   Distributions to AES                                                              (126,899)                 (126,899)
   Contributions from AES                                                    104                                    104
  Comprehensive Income:
   Net income                                                                         103,265                   103,265
   Minimum pension liability adjustment                                                              (5,536)     (5,536)
   Adjust financial instruments to fair market value                                                   (263)       (263)
                                                 ----------- ----------- -------- ------------ ------------- -----------
 Total Comprehensive Income                               0           0        0      103,265        (5,799)     97,466
                                                 ----------- ----------- -------- ------------ ------------- -----------
Balance at December 31, 2003                             $0        $649     $104     ($64,111)     ($58,420)  ($121,778)
                                                 =========== =========== ======== ============ ============= ===========
See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

1. ORGANIZATION

IPALCO Enterprises, Inc. ("IPALCO") is a holding company incorporated under the laws of the state of Indiana. IPALCO is a wholly-owned subsidiary of The AES Corporation ("AES"). IPALCO owns all of the outstanding common stock of its subsidiaries (collectively referred to as "Enterprises"). Our principal subsidiary, Indianapolis Power & Light Company ("IPL"), is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 455,000 customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide retail electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited combustion turbine that are used for electric generation. IPL's net electric generation capability for winter is 3,356 megawatts and net summer capability is 3,238 megawatts.

IPALCO's other direct subsidiary is Mid-America Capital Resources, Inc., ("Mid- America"). Mid-America is the holding company for our unregulated activities. Mid-America owns a 4.4% interest in a venture capital fund that invests in service and technology companies providing products and services that take advantage of opportunities created by deregulation of the energy and telecommunications industries. Our regulated business is conducted through IPL. Enterprises has historically had two business segments: electric and "all other." The operations of our Cleveland Energy Resources subsidiary were in the "all other" segment prior to being sold effective May 21, 2001 (see below). Since this sale, substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL.

2. AES ACQUISITION AND ASSET SALE

AES Acquisition: On March 27, 2001, AES completed its acquisition of IPALCO through a share exchange transaction in accordance with the Agreement and Plan of Share Exchange dated as of July 15, 2000, among AES and IPALCO (the "Share Exchange Agreement"). Pursuant to the Share Exchange Agreement, IPALCO became a wholly-owned subsidiary of AES, accounted for as a pooling of interests.

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

During 2001, Enterprises expensed $6.3 million of merger related costs, which are included in OTHER INCOME AND (DEDUCTIONS) Other - net. Total merger related costs were $12.1 million.

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

Sale of Cleveland Energy Resources: On May 21, 2001, Enterprises sold the assets of Cleveland Energy Resources ("CER") for $14.6 million. The completion of the transaction had no significant income statement impact.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: IPALCO's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of IPALCO, its regulated utility subsidiary, IPL, and its unregulated subsidiary, Mid-America. All significant intercompany items have been eliminated in consolidation.

The operating components of all subsidiaries other than IPL, as well as nonoperating income of IPL, are included below UTILITY OPERATING INCOME in the accompanying consolidated statements of income.

Regulation: The retail utility operations of IPL are subject to the jurisdiction of the Indiana Utility Regulatory Commission ("IURC"). IPL's wholesale power transactions are subject to the jurisdiction of the Federal Energy Regulatory Commission. These agencies regulate IPL's utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are based on GAAP, including the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," which gives recognition to the ratemaking and accounting practices of these agencies.

Revenues: Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. This unbilled revenue is estimated each month based on daily generation volumes, estimated customer usage by class, weather factors, line losses and applicable customer rates based on regression analyses reflecting significant historical trends and experience. Customer accounts receivable at December 31, 2003 include unbilled energy revenues of $33.2 million on a base of annual revenue of $832.2 million.

A fuel adjustment charge provision, which is established after public hearing, is applicable to most of the rate schedules of IPL and permits the billing or crediting of estimated fuel costs above or below the levels included in IPL's basic rates. Actual fuel costs in excess of or under estimated fuel costs billed are deferred or accrued, respectively. IPL files upward and downward adjustments in fuel cost credits and charges on a quarterly basis, based on changes in the cost of fuel, irrespective of its level of earnings.

IPL is allowed to recover purchased power costs up to a benchmark. If the cost per mWh of power purchases is not greater than the benchmark, then the purchased power costs should be considered net energy costs that are presumed fuel costs included in purchased power. If the average cost per mWh of power purchases is greater than the benchmark, then 85% of the costs are recoverable if IPL demonstrates the reasonableness of those purchases to the IURC and meets certain other conditions.

Regulatory Assets and Liabilities: Regulatory assets represent deferred costs that have been included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC. Specific regulatory assets are disclosed in Note 6. IPL is amortizing such nontax-related regulatory assets to expense over periods ranging from 1 to 30 years. Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid. As described below, under New Accounting Pronouncements, regulatory liabilities represent obligations associated with retirement of tangible long-lived assets and the associated non-legal asset retirement costs.

In accordance with regulatory treatment, IPL deferred as a regulatory asset certain post in- service date carrying charges and certain other costs related to its investment in Unit 4 at the Petersburg Plant. As authorized in the 1995 Electric Rate Settlement, IPL, effective September 1, 1995, is amortizing this deferral to expense over a life that generally approximates the useful life of the related facility. Also in accordance with regulatory treatment, IPL defers as regulatory assets non-sinking fund debt and preferred stock redemption premiums and expenses, and amortizes such costs over the life of the original debt or, in the case of preferred stock redemption premiums, over 20 years.

As a transmission owner of the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO") network, IPL receives a portion of the transmission service revenues from all wholesale kWh sales on the network based on its percentage of transmission system investment within the Midwest ISO footprint. In addition, IPL pays the Midwest ISO a transmission cost adder on its retail load and a fee for each wholesale transaction. A portion of the transmission costs adder paid to the Midwest ISO is deferred as a regulatory asset and the remaining transmission costs, along with all transaction fees, are expensed in other operating expenses.

On November 14, 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of clean coal technology ("CCT") to allow IPL to meet the nitrogen oxide ("NOx") emission limits imposed pursuant to the U.S. Environmental Protection Agency's NOx SIP call. The CCT constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and the IURC has approved ratemaking treatment applicable to such property through an Environmental Compliance Cost Recovery Adjustment ("ECCRA"). The ratemaking treatment provided for in the IURC order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expenses and operation and maintenance expenses associated with these projects. Such costs are deferred as regulatory assets on IPALCO's audited balance sheets (see Note 6).

Authorized Annual Net Operating Income: Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual net operating income and cannot be offset by applicable cumulative net operating income deficiencies. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be one-fourth of the excess annual net operating income grossed up for federal and state taxes.

IPL's authorized annual jurisdictional net operating income, for purposes of quarterly operating income tests, is $163 million, as established in IPL's last base rate case, plus additional returns authorized in the ECCRA of $0.9 million as of December 31, 2003. During the four quarterly measurement dates in 2003, the IURC found that IPL's rolling annual jurisdictional retail electric operating income was greater than the authorized annual net operating income by $13.5 million and $1.8 million at January and April, respectively, and was less than the authorized annual net operating income at July and October. Because IPL has a net cumulative net operating income deficiency, we were not required to make customer refunds for any of these periods. As of IPL's quarterly measurement date on October 31, 2003, IPL had a cumulative net operating income deficiency of $695 million. The deficiency is calculated by summing the quarterly measurement period annual results from the date of the last rate order. Because of the deficiency, IPL can, for a period of time, earn above the authorized annual electric jurisdictional retail net operating income without being required to make customer refunds.

The IURC approved the use of CCT, which constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and ratemaking treatment through an ECCRA that allows IPL to meet the NOx emission limits imposed pursuant to the U.S. Environmental Protection Agency's NOx SIP Call. A return on the investment in IPL's CCT investments is included in the ratemaking treatment. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC for purposes of annual operating income test requirements in subsequent fuel adjustment charge proceedings. The additional amount of return will be dependent on the cumulative amount of CCT investment that has been made at the time IPL files with the IURC for ratemaking treatment on such CCT investment. Such filings are made at intervals of no more often than every 6 months.

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

Concentrations of Risk: Substantially all of IPL's customers are located within the Indianapolis area. In addition, approximately 69% of IPL's employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL's current contracts with the physical unit and the clerical-technical units expire on December 19, 2005 and February 19, 2007, respectively.

Allowance For Funds Used During Construction: In accordance with the prescribed Uniform System of Accounts, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 9.5%, 9.4% and 9.4% during 2003, 2002 and 2001, respectively.

Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items that are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.6% for 2003, 3.7% for 2002 and 3.6% for 2001.

Off-Balance Sheet Arrangements: IPL formed IPL Funding Corporation ("IPL Funding") in 1996 to purchase, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL in exchange for a note payable. IPL Funding is not consolidated by IPL or IPALCO since it meets requirements set forth in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to be considered a qualified special-purpose entity. IPL Funding has entered into a purchase facility with unrelated parties (the "Purchasers") pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million of the receivables purchased from IPL. During 2003, this agreement was extended through October 27, 2004. As of December 31, 2003 and 2002, the aggregate amount of receivables IPL has sold to IPL Funding and IPL Funding has sold to the Purchasers pursuant to this purchase facility was $50.0 million. Accounts receivable on the accompanying consolidated balance sheets of IPALCO are stated net of the $50 million sold.

The net cash flows between IPL and IPL Funding are limited to cash payments made by IPL to IPL Funding for interest charges and processing fees. These payments totaled approximately $1.0 million, $1.1 million and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. IPL retains servicing responsibilities through its role as a collection agent for the amounts due on the purchased receivables. IPL and IPL Funding provide certain indemnities to the Purchasers, including indemnification in the event that there is a breach of representations and warranties made with respect to the purchased receivables. IPL Funding and IPL each have agreed to indemnify the Purchasers on an after-tax basis for any and all damages, losses, claims, liabilities, penalties, taxes, costs and expenses at any time imposed on or incurred by the indemnified parties arising out of or otherwise relating to the purchase facility, subject to certain limitations as defined in the purchase facility. The transfers of receivables to IPL Funding are recorded as sales however no gain or loss is recorded on the sale.

Under the receivables purchase facility, if IPL fails to maintain certain financial covenants regarding interest coverage and debt-to-capital ratios, it would constitute a "termination event." IPL is in compliance with such covenants.

As a result of IPL's current credit rating, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a "lock-box" event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of new receivables and cause all proceeds of the purchased receivables to be used to reduce the Purchaser's investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased receivables (currently $50 million).

Derivatives: Enterprises has only limited involvement with derivative financial instruments and does not use them for trading purposes. Enterprises accounts for its derivatives in accordance with SFAS No. 133 "Accounting for Derivatives", as amended. Enterprises has one interest rate swap agreement, which it entered into as a means of managing the interest rate exposure on its variable-rate debt and one interest rate lock agreement entered into by IPL on December 10, 2003 to hedge the interest rate risk on $100 million of first mortgage bonds IPL issued in January 2004. The agreement effectively locked the base interest rate IPL is obligated to pay on the bonds at 5.22%. This lock agreement was terminated in January 2004 in conjunction with the issuance of the $100 million first mortgage bonds. Management has formally designated the swap and the interest rate lock agreement as hedges. IPALCO's balance sheets reflect the current fair market value of these hedges and IPALCO records the change in their fair value in accumulated other comprehensive loss. Management relies on financial institutions, which use standard market conventions to determine the fair value of Enterprises' hedges. All methods of assessing fair value result in a general approximation of value and such value may never be realized.

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

New Accounting Pronouncements: In 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. As a result of the adoption of SFAS 143, no legal obligations, as defined, were identified and accordingly, the adoption of this statement had no impact on Enterprises' results of operations.

In addition, Enterprises reclassified its non-legal removal costs of $339.2 million, as of December 31, 2002, from accumulated depreciation to regulatory liabilities and other removal costs. Upon the adoption of SFAS 143, Enterprises recharacterized such liabilities as regulatory liabilities in 2003. Total non-legal removal costs at December 31, 2003 were $361.2 million.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIE") and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and thus improve comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. In December 2003, the FASB issued as a revision to the original Interpretation (FIN 46-R) to codify both the proposed modifications and other decisions previously issued through certain FASB Staff Positions into one document. FIN 46-R currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 is to be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004.

Enterprises has neither created nor obtained an interest in a VIE since January 31, 2003. Certain other entities that IPL has been involved with since before January 31, 2003, including limited partnership investments that operate affordable housing projects, are still being evaluated to determine if the entity is a VIE and, if so, if IPL is the primary beneficiary. If these entities are determined to be VIE's and IPL is determined to be the primary beneficiary, the effect on Enterprises' financial statements would not be material.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. SFAS No. 149 does not affect the accounting for any of our current contracts, but could affect the accounting of contracts entered into or modified in the future.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that have historically been classified as equity to be classified as debt (or as an asset in certain circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments. The adoption of SFAS No. 150 had no impact on our financial statements.

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

4. UTILITY PLANT IN SERVICE

The original cost of utility plant in service at December 31, segregated by functional classifications, follows:

                                                        2003        2002
                                                     ----------- -----------
                                                          (IN THOUSANDS)
Production                                           $1,881,449  $1,850,222
Transmission                                            256,046     253,368
Distribution                                            904,607     879,205
General                                                 163,352     161,677
                                                     ----------- -----------
Total Utility Plant in Service                       $3,205,454  $3,144,472
                                                     =========== ===========

Substantially all of IPL's property is subject to a $672.7 million direct first mortgage lien, as of December 31, 2003, securing IPL's first mortgage bonds.

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

Long-Term Debt and Cumulative Preferred Stock of Subsidiary: The fair value of Enterprises' outstanding fixed rate debt and cumulative preferred stock have been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 2003, and 2002, the approximate fair value of Enterprises' long-term debt was $1,595 million and $1,210 million, respectively. The fair value of the variable-rate debt outstanding at December 31, 2003 and 2002 approximates its face amount, which is $40 million. The fair value of our interest rate swap agreement has been estimated to be $(7.3) million and $(8.7) million at December 31, 2003 and 2002, respectively. In addition, on December 10, 2003, IPL entered into an interest rate lock agreement to hedge the interest rate risk on $100 million of first mortgage bonds IPL issued in January 2004. The fair value of the interest rate lock agreement was $(1.9) million at December 31, 2003. These amounts estimate what Enterprises would have to pay to sell its position in the swap. The fair value of IPL's cumulative preferred stock approximates its carrying amount as IPL is subject to regulation and gains and losses may be included in rates.

6. REGULATORY ASSETS

The amounts of regulatory assets at December 31 are as follows:

                                                        2003        2002
                                                     ----------- -----------
                                                         (IN THOUSANDS)
Related to deferred taxes (Note 3)                     $152,486     $96,762
Unamortized reacquisition premium on debt (Note 3)       16,640      18,172
Unamortized Petersburg Unit 4 carrying charges and
  certain other costs (Note 3)                           23,901      24,955
Deferred Midwest ISO costs (Note 3)                       4,825         713
NOx Project Expenses (Note 3)                             2,458          --
Other                                                       433         166
                                                     ----------- -----------
Total regulatory assets                                $200,743    $140,768
                                                     =========== ===========

Included in prepayments and other current assets at December 31, 2003 and 2002 are deferred fuel costs of $2.5 million and $1.4 million, respectively.

7. CAPITAL STOCK

The AES Acquisition: On March 27, 2001, AES acquired all of the outstanding common stock of IPALCO through the Share Exchange Agreement. Pursuant to the Share Exchange Agreement, IPALCO became a wholly-owned subsidiary of AES, accounted for as a pooling of interests. IPALCO's common stock is pledged under AES' Amended and Restated Credit and Reimbursement Agreement as well as AES' Collateral Trust Agreement. Please see Note 2 for additional information regarding the AES Acquisition. There have been no changes to IPALCO's capital stock balances since this transaction.

Stock-Based Compensation: Prior to the acquisition of IPALCO by AES, IPALCO had various stock-based compensation plans. No additional grants can be made under these plans. APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the stock-based plans have been applied by Enterprises. No compensation cost has been recognized for any of the options granted under IPALCO's plans because the stock option exercise price is equal to the fair value of the underlying common stock at the date of grant. During 2003, certain of IPL's employees were granted options to purchase a total of 97,473 shares of AES common stock under the AES Stock Option Plan. The options vest over two years and expire in ten years. The value of these stock options is being amortized over the 24 month vesting period and is recorded as paid in capital on our balance sheet in accordance with SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure - An Amendment of FASB Statement No. 123."

Dividend Restrictions: Restrictions on the payment of cash dividends or other distributions of IPL common stock held by IPALCO and on the purchase or redemption of such shares by IPL are contained in the indenture securing IPL's first mortgage bonds. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL's preferred stock have been paid or declared and set apart for payment. All of IPL's retained earnings at December 31, 2003 were free of such restrictions. IPL is also restricted in its ability to pay dividends under the terms of its credit facilities if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before income taxes to interest expense not in excess of 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .60 to 1, in order to pay dividends. IPL was in compliance with such covenants as of December 31, 2003. There are no other restrictions on the retained earnings of IPALCO.

In addition, on February 12, 2003, the IURC issued an order (the "IURC 2003 Financing Order"), approving IPL's 2003-2006 financing program, including, among other things, the issuance of up to $160 million of additional long-term debt to pay, in part, for IPL's construction program during 2003-2005, and the refinancing of $80 million of long-term debt, which matures in February 2004. In addition, the IURC 2003 Financing Order set forth a process whereby, prior to declaring or paying a dividend, IPL must file a report with the IURC that sets forth: (i) the amount of any proposed dividend, (ii) the amount of dividends distributed during the prior twelve months, (iii) an income statement for the same twelve-month period, (iv) the most recent balance sheet, and (v) IPL's capitalization as of the close of the preceding month, as well as a pro forma capitalization giving effect to the proposed dividend, with sufficient detail to indicate the amount of unappropriated retained earnings. If within twenty calendar days the IURC does not initiate a proceeding to further explore the implications of the proposed dividend, the proposed dividend will be deemed approved. The IURC 2003 Financing Order stated that such process should continue in effect during the term of the financing authority, which expires December 31, 2006.

On February 28, 2003, IPL filed a petition for reconsideration, or in the alternative, for rehearing with the IURC. This petition sought clarification of certain provisions of the IURC 2003 Financing Order. In addition, the petition requested that the IURC establish objective criteria in connection with the reporting process related to IPL's long term debt capitalization ratio. On March 14, 2003, IPL filed a Notice of Appeal of the IURC 2003 Financing Order in the Indiana Court of Appeals. IPL subsequently dismissed that appeal.

On April 16, 2003, the IURC issued its order in response to IPL's petition for reconsideration. The IURC declined to provide objective criteria relating to the dividend reporting process, and did not set a definitive time frame within which an investigation of a proposed dividend would be concluded. The IURC did make certain requested clarifications and corrections with regard to the IURC 2003 Financing Order, including the following: (i) the dividend reporting process applies only to dividends on IPL's common stock, not on its preferred stock; (ii) a confidentiality process is established to maintain confidentiality of information filed under the dividend reporting process until such information has been publicly released and is no longer confidential; (iii) dividends are not to be paid until after the twenty calendar days have passed, or the IURC approves the dividend after initiating a proceeding to explore the implications of a proposed dividend; and (iv) certain technical corrections.

The reports IPL has filed to date with the IURC under the dividend reporting process were all deemed approved after twenty calendar days had elapsed and the IURC did not initiate any proceedings to explore the implications of the proposed dividends. We continue to believe that IPL will not be prevented from paying future dividends in the ordinary course of prudent business operations.

Cumulative Preferred Stock of Subsidiary: IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2003, 2002 and 2001, total preferred stock dividends were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL Directors to constitute a majority of IPL's board of directors. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2003 and 2002, preferred stock consisted of the following:

                                    December 31, 2003      December 31,
                                    ---------------------- ------------------
                                        Shares      Call
                                     Outstanding   Price     2003     2002
                                    ---------------------- ------------------
                                                            (PAR VALUE IN
Cumulative $100 Par Value,                                     THOUSANDS)
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
                                    ==============         ==================
  INDEBTEDNESS

Long-term Debt

Before IPL can incur additional long-term debt, it must first obtain approval from the IURC. As of December 31, 2003, IPL had approval from the IURC to issue up to $50 million of additional long-term debt, primarily for the purpose of funding a portion of its planned capital expenditures. Also, IPL and IPALCO have restrictions on the amount of new debt they may issue by contractual obligations of the parent company, AES and financial covenant restrictions under existing debt obligations at IPL and IPALCO. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facilities, refinance existing debt, issue the remaining debt approved by the IURC and issue certain other indebtedness.

The following table presents Enterprises' long-term indebtedness as of December 31, 2003 and 2002:

                                                                December 31,
                                                            ------------------------
Series                        Due                               2003        2002
------------------------------------------------------------------------------------
                                                            (IN THOUSANDS)
IPL First Mortgage Bonds:
6.05%                         February 2004*                    $80,000     $80,000
8%                            October 2006                       58,800      58,800
7.375%                        August 2007                        80,000      80,000
6.30%                         July 2013                         110,000           -
6.10%**                       January 2016                       41,850      41,850
5.40%**                       August 2017                        24,650      24,650
5.50%**                       October 2023                       30,000      30,000
7.05%                         February 2024                     100,000     100,000
6.625%**                      December 2024                      40,000      40,000
5.75%**                       August 2021                        40,000      40,000
5.90%**                       December 2024                      20,000      20,000
5.95%**                       December 2029                      30,000      30,000
5.95%***                      August 2030                        17,350      17,350
Unamortized discount - net                                         (639)       (643)
                                                            ------------------------
Total first mortgage bonds                                      672,011     562,007
                                                            ------------------------
IPL Unsecured Notes:
1995B*                        January 2023                       40,000      40,000
6.375%*                       November 2029                      20,000      20,000
                                                            ------------------------
Total IPL Unsecured Notes                                        60,000      60,000
                                                            ------------------------
Total long-term debt - IPL                                      732,011     622,007
Long-Term Debt - IPALCO:                                    ------------------------
8.375% Senior Secured Notes, due November 2008                  375,000     375,000
8.625% Senior Secured Notes, due November 2011                  375,000     375,000
                                                            ------------------------
Total long-term debt - IPALCO                                   750,000     750,000
                                                            ------------------------
Total consolidated IPALCO long-term debt                     $1,482,011  $1,372,007
                                                            ========================

*   On January 13, 2004, IPL issued $100 million of 6.60% first mortgage bonds due January 1, 2034.
    The net proceeds of approximately $99 million were used to retire these $80 million of 6.05%
    first mortgage bonds due February 1, 2004 and to reimburse IPL's treasury for expenditures previously incurred in connection with its capital expenditure program.
**  Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.
*** Notes are issued to the Indiana Develpment Finance Authority (the "IDFA"), to secure the loan of proceeds from various tax-exempt instruments issued by the IDFA.

IPL First Mortgage Bonds. The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a $672.7 million direct first mortgage lien, as of December 31, 2003. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2003.

On August 6, 2003, IPL issued $110 million of 6.30% first mortgage bonds due July 1, 2013. The net proceeds of approximately $109 million were used primarily to finance a portion of IPL's capital expenditure program, to reimburse its treasury for expenditures previously incurred in connection with the capital expenditure program and to repay amounts outstanding on its credit lines.

The IPALCO Notes. In November 2001, IPALCO issued $375 million of 7.375% and $375 million of 7.625% Senior Secured Notes due November 14, 2008 and November 14, 2011, respectively (the "IPALCO Notes"), which are secured by IPALCO's pledge of all of the outstanding common stock of IPL. Interest on the IPALCO Notes is paid semi-annually on May 15 and November 15. On each of November 15, 2002 and May 15, 2003, the interest rates on these notes were increased by 50 basis points, as a result of downgrades of IPALCO's credit ratings during 2002 and 2003. Any further reductions in the credit ratings of AES, IPALCO or IPL would not impact the interest rates on IPALCO or IPL's outstanding debt, but improvements in IPALCO's credit ratings could reduce the interest rates on the IPALCO Notes. The after-cost proceeds from the offering were used to pay down $74 million of IPALCO's short-term borrowings and distribute $663 million to AES. The IPALCO Notes contain certain financial covenants based on earnings to interest expense and debt to capital, with which IPALCO is in compliance.

Variable-Rate Debt. The IPL 1995B notes provide for an interest rate that varies with the tax-exempt weekly rate. These notes are classified as long-term liabilities because IPL maintains a $40.6 million long-term liquidity facility supporting these agreements, which was unused at December 31, 2003. In June 2003, IPL executed an agreement which combined the $40.6 million liquidity facility and its $30 million committed line of credit into one two-tranche agreement, which matures on June 3, 2004. IPL, at its option, can change the interest rate mode for the 1995B notes to be based on other short-term rates. The interest rate on this note is synthetically fixed at 5.21% using a swap agreement. The interest rate swap agreement is accounted for on a settlement basis.

Debt Maturities. Maturities on indebtedness subsequent to December 31, 2003, are as follows:

       Year           Amount
---------------------------------
                  (IN THOUSANDS)
2004                        $300
2005                           0
2006                      58,800
2007                      80,000
2008                     375,000
Thereafter               968,850*
                  ---------------
Total                 $1,482,950
                  ===============

* Includes $80 million of first mortgage bonds due February 2004, which were retired with a portion of the proceeds from IPL's January 13, 2004 issuance of $100 million of 6.60% first mortgage bonds due January 1, 2034.

Lines Of Credit

In May 2003, IPL extended the maturity of its $45 million committed line of credit to May 21, 2004. As described above, in June 2003, IPL executed an agreement which combined its existing $40.6 million liquidity facility and its $30 million committed line of credit into one two-tranche agreement, which matures on June 3, 2004.

9. INCOME TAXES

IPALCO follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income.

Federal and state income taxes charged to income are as follows:

                                                    2003     2002     2001
                                                  ---------------------------
                                                           (IN THOUSANDS)
Utility Operating Expenses:
Current income taxes:
Federal                                            $45,922  $53,585  $63,824
State                                               18,519    7,201    8,592
                                                  ---------------------------
  Total current taxes                               64,441   60,786   72,416
                                                  ---------------------------
Deferred federal income taxes                       30,433   42,061   (9,873)
Deferred state income taxes                          4,673    6,308     (772)
                                                  ---------------------------
  Total deferred income taxes                       35,106   48,369  (10,645)
                                                  ---------------------------
Net amortization of investment credit               (2,753)  (2,763)  (2,767)
                                                  ---------------------------
  Total charge to utility operating expenses        96,794  106,392   59,004
Net debit (credit) to other income and deductions  (25,906) (23,184) (14,388)
                                                  ---------------------------
Total federal and state income tax provisions      $70,888  $83,208  $44,616
                                                  ===========================

The provision for federal income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

                                                    2003     2002     2001
                                                  ---------------------------
Federal statutory tax rate                            35.0%    35.0%    35.0%
Effect of state income taxes                          (3.5)    (1.8)    (2.1)
Amortization of investment tax credits                (1.6)    (1.3)    (2.2)
Preferred dividends of subsidiary                      0.6      0.5      0.9
Other - net                                           (0.5)     1.8     (1.7)
                                                  ---------------------------
Effective federal tax rate                            30.0%    34.2%    29.9%
                                                  ===========================

The significant items comprising IPALCO's net accumulated deferred tax liability recognized in the consolidated balance sheets as of December 31, 2003 and 2002 are as follows:

                                                             2003     2002
                                                           ------------------
Deferred tax liabilities:                                    (IN THOUSANDS)
Relating to utility property                               $524,061 $462,369
Other                                                        11,115    9,590
                                                           ------------------
Total deferred tax liabilities                              535,176  471,959
Deferred tax assets:                                       ------------------
Relating to utility property                                 67,621   62,142
Investment tax credit                                        21,140   20,643
Employee benefit plans                                       18,471   53,857
Other                                                         1,954   (3,431)
                                                           ------------------
Total deferred tax assets                                   109,186  133,211
                                                           ------------------
Accumulated net deferred tax liability                      425,990  338,748
  Less: Current portion of deferred tax liability               300      812
                                                           ------------------
Accumulated deferred income taxes - net                    $425,690 $337,936
                                                           ==================

10. RATE MATTERS

Demand Side Management ("DSM") Program: On August 18, 1999, IPL received an IURC order approving a settlement agreement authorizing IPL to extend its low income qualified residential DSM program through July 30, 2000. Subsequent orders on March 9, 2000 and October 17, 2001 further extended this program through October 17, 2003. The regulatory asset related to this program has a balance of approximately $0.4 million and $0.2 million at December 31, 2003 and 2002, respectively (see Note 3).

Elect Plan: During 1998, the IURC approved a plan that allows IPL customers with less than 2,000 kilowatts of demand an opportunity to choose optional service or payment plans. This includes a green power option, a fixed-rate per unit of consumption option and a fixed bill option. Customers not choosing one of these options continue to receive electric service under existing tariffs. The Elect Plan was extended by an IURC order through December 31, 2006.

11. PENSION BENEFITS

Employees' Retirement Plan: Most of IPL's employees are covered by the Employees' Retirement Plan of Indianapolis Power & Light Company (the "Defined Benefit Pension Plan.") The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities. Benefit accrual was frozen for all non-union participants effective July 8, 2001. The non-union participants who had their benefit accrual frozen also were prohibited from making additional contributions to the IPL defined contribution plan (the "Thrift Plan.") These non-union people became eligible to participate in the AES defined contribution plan.

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

The following tables present information relating to the Defined Benefit Pension Plan and supplemental retirement plan (the "Pension Plans"):

                                                    Pension Benefits
                                                       2003         2002
                                                    -----------  ----------
Change in benefit obligation:                            (In Thousands)
Benefit obligation at Measurement Date (see below)    $410,630    $383,328
Service cost                                             3,702       2,844
Interest cost                                           26,973      26,722
Actuarial loss                                          27,331      18,850
Amendments (primarily 11% increase in member
  pension bands)                                         3,334       8,520
Benefits paid                                          (29,023)    (29,634)
                                                    -----------  ----------
  Benefit obligation at Measurement Date               442,947     410,630
                                                    -----------  ----------
Change in plan assets:
Fair value of plan assets at Measurement Date          223,869     257,779
Actual return on plan assets                            39,453     (19,447)
Employer contribution                                   96,074      15,171
Benefits paid                                          (29,023)    (29,634)
                                                    -----------  ----------
  Fair value of plan assets at Measurement Date        330,373     223,869
                                                    -----------  ----------
  Funded status                                       (112,574)   (186,761)
  Unrecognized net gain                                 88,034      80,140
  Unrecognized prior service cost                       16,282      14,495
  Unrecognized net transition asset                     (2,686)     (4,100)
                                                    -----------  ----------
  Net amount recognized                               ($10,944)   ($96,226)
                                                    ===========  ==========

                                                     Pension Benefits
                                                     ------------------------------
                                                        2003      2002      2001
                                                     ------------------------------
                                                              (IN THOUSANDS)

Components of net periodic benefit cost
Service cost                                            $3,702    $2,844    $2,705
Interest cost                                           26,973    26,722    26,057
Expected return on plan assets                         (22,696)  (22,203)  (26,364)
Amortization of transition asset                        (1,414)   (1,414)   (1,414)
Amortization of prior service cost                       1,547       712     1,017
Recognized actuarial gain (loss)                         2,680       105    (1,297)
                                                     ------------------------------
Net periodic benefit cost                               10,792     6,766       704
Amount of curtailment loss recognized                        -         -     5,403
Amount of settlement loss recognized                         -         -     4,000
Cost of special or contractual termination
 benefits recognized                                         -         -    18,816
                                                     ------------------------------
Total pension cost                                      10,792     6,766    28,923
Less: amounts to other parties                               -         -        11
Less: amounts capitalized                                1,116       830       135
                                                     ------------------------------
Amount charged to expense                               $9,676    $5,936   $28,777
                                                     ==============================
Weighted average assumptions as of November 30
Discount rate                                             6.00%     6.75%     7.25%
Expected return on Defined Benefit Pension Plan asset     8.50%     8.90%     9.00%
Expected return on supplemental retirement plan asset     8.50%     8.90%     8.00%

Pension costs for the following year are determined on November 30 (the "Measurement Date") based on the market value of the Pension Plans' assets, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets. The benefit obligation and the accumulated benefit obligation for the Pension Plans as of the November 30, 2003 Measurement Date were both $442.9 million. For 2003, we determined expense for the Pension Plans using a discount rate of 6.75% and an assumed long-term rate of return on plan assets of 8.9%. The effect on total pension cost of a one percentage point increase and decrease in the assumed discount rate of the projected benefit obligation is ($2.6 million) and $2.7 million, respectively. The effect on total pension cost of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is $2.6 million and ($2.6 million), respectively.

To develop the assumption for expected long-term rate of return on assets, the company considered the historical returns, as well as, the future expectations of the weighted-average expected returns for each asset class based on the target asset allocation. This resulted in the selection of 8.5% for the expected long-term rate of return on assets assumption.

Total cash contributions to the Pension Plans were $96.1 million, $15.2 million and $11.6 million for 2003, 2002 and 2001, respectively. Depending on the timing of contributions, pending legislation, and other factors, to meet our funding target, we anticipate additional cash contributions to the Pension Plans of approximately $35 million to $55 million in 2004. This estimate is based on actuarial assumptions using a weighted average discount rate range of 5.51% to 6.01%.

The targeted investment allocations of the Pension Plans as of December 31, 2003 and 2002 were 55%, 40% and 5% in equity securities, debt securities and real estate securities, respectively. The actual assets as of December 31, 2003 and 2002 were as follows:

                                  2003     2002
Equity securities               $189,471 $117,387
Debt securities                  116,447   66,681
Real estate securities            17,395        -
Cash                              14,150   28,782
                                ------------------
Total assets                    $337,463 $212,850
                                ==================

      Benefit payments made from the Defined Benefit Pension Plan for the years ended
December 31, 2003 and 2002 were $29.0 million and $29.6 million, respectively. Projected benefit payments are as follows:

             Year                 Amount
                                (IN THOUSANDS)
2004                              29,581
2005                              29,815
2006                              29,555
2007                              29,409
2008                              29,253
2009 through 2013 (in total)     148,473

Voluntary Early Retirement Programs (the "VERPS"): In conjunction with the AES Acquisition, IPL implemented three VERPS which offered eligible employees enhanced retirement benefits upon early retirement. Participation in the VERPS was accepted by 551 qualified employees, who elected actual retirement dates between March 1, 2001, and August 1, 2004. Additionally, we currently intend to provide postretirement medical and life insurance benefits to the retirees in the first VERP (400 participants) until age 55; at which time they will be eligible to receive similar benefits from the independent Voluntary Employee Beneficiary Association ("VEBA") Trust (the "VEBA Trust"). We reserve the right to modify or terminate any of the postretirement health care and life insurance benefits provided by IPL. IPL recognized $23.8 million in pre-tax non-cash pension and other postretirement benefit costs for the VERPS in 2001.

On December 23, 2002, IPL executed an agreement with the administrator of the VEBA Trust to provide postretirement medical and life insurance benefits to the retirees in the second and third VERPS (151 participants) from their retirement until age 62, subject to our right to modify or terminate such benefits in the future. The additional cost is estimated to be $7.5 million to be amortized over 8 years. When those retirees reach age 62, they will be eligible for benefits from the VEBA Trust.

Defined Contribution Plans: All of IPL's employees are covered by one of two defined contribution plans, The Thrift Plan or The Wealth Accumulation Plan:

The Thrift Plan: Most employees of IPL are covered by the Thrift Plan, which is a defined contribution plan sponsored by IPL. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 4% of the participant's base compensation. Employer contributions to the Thrift Plan were $2.1 million, $1.2 million and $2.2 million for 2003, 2002 and 2001, respectively.

The Wealth Accumulation Plan: IPL's employees not covered by the Thrift Plan are covered by the AES Profit Sharing and Stock Ownership Plan, which is a defined contribution plan sponsored by AES. Participants elect to make contributions to the AES defined contribution plan based on a percentage of their taxable compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 5% of the participant's taxable compensation. In addition, the AES defined contribution plan has a profit sharing component where AES contributes a percentage of each employee's annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the AES defined contribution plan were $23 thousand, $3.4 million and $1.7 million for 2003, 2002 and 2001, respectively.

  OTHER POSTRETIREMENT BENEFITS

The Group Benefits Plan: IPL sponsors a group benefits plan which provides certain health care and life insurance benefits to active employees. Prior to October 20, 2000, the plan also provided certain health care and life insurance benefits to employees who retired from active service on or after attaining age 55 and had rendered at least 10 years of service. The postretirement benefit costs of this plan were funded through the VEBA Trust. On April 30, 2001, all assets of the VEBA Trust and its obligations were formally spun-off to an independent trustee into a newly formed plan, the Voluntary Employee Beneficiary Association Plan (the "VEBA Plan") that provides postretirement medical and life benefits to retirees who retired from IPL or IPALCO before October 20, 2000. In addition, people who were employed by IPL or IPALCO on October 20, 2000, who subsequently retire from IPL or IPALCO and who meet the retirement requirements of age 55 or older and 10 or more years service are eligible for postretirement health care benefits under the VEBA Trust. The VEBA Plan is sponsored and administered by an independent VEBA Committee.

Other postretirement benefit costs for the years ended December 31, 2003, 2002 and 2001, net of amounts capitalized were $1.6 million, $0.7 million and $2.8 million, respectively. As of December 31, 2003 and 2002 IPL had benefit obligations of $14.9 million and $12.7 million, respectively.

In November 2002, IPL and one bargaining unit of the International Brotherhood of Electrical Workers union reached an agreement whereby IPL will provide postretirement health care benefits through the end of their current contract to unit members who were hired by IPL after October 20, 2000. The plan was amended accordingly.

The following tables present information relating to other postretirement benefits:

                                                           2003       2002
Other Post Employment Benefits                          ---------- ----------
                                                             (In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                   $12,658     $9,504
Service cost                                                  188          -
Interest cost                                                 785        438
Actuarial (gain) loss                                       1,317       (775)
Plan amendments                                             1,685      5,111
Benefits paid                                              (1,732)    (1,620)
                                                        ---------- ----------
Benefit obligation at end of year                          14,901     12,658
                                                        ---------- ----------
Change in plan assets:
Employer contribution                                       1,732      1,620
Benefits paid                                              (1,732)    (1,620)
                                                        ---------- ----------
Fair value of plan assets at end of year                        -          -
                                                        ---------- ----------
Funded status                                             (14,901)   (12,658)
Unrecognized net gain (loss)                                  939       (377)
Unrecognized prior service cost                             7,903      7,070
                                                        ---------- ----------
Net amount recognized                                     ($6,059)   ($5,965)
                                                        ========== ==========

Other Post Employment Benefits                   2003    2002    2001
                                               ------------------------
Components of net periodic benefit cost:            (IN THOUSANDS)
Service cost                                      $188      $0      $0
Interest cost                                      785     438     396
Amortization of prior service cost                 853       -       -
Recognized actuarial gain                            -     399     440
                                               ------------------------
Net periodic postretirement benefit cost         1,826     837     836
Cost of special or contractual
  termination benefits recognized                    -       -   2,110
Less: amounts capitalized                          189     103      83
                                               ------------------------
Amount charged to expense                       $1,637    $734  $2,863
                                               ========================
Discount rate as of December 31                   6.00%   6.75%   7.25%

For measurement purposes, we assumed an annual rate of increase in the per capita cost of covered medical care benefits of 10.0% for 2004, gradually declining to 5.0% in 2008 and remaining level thereafter. In addition, we assumed an annual rate of increase in the per capita cost of covered prescription drugs of 15.0% for 2004, gradually declining to 5.0% in 2013 and remaining level thereafter. The effect of a one percentage point increase and decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs is $0.1 million and $(0.1) million, respectively. The effect of a one percentage point increase and decrease in the assumed health care cost trend rates on the accumulated postretirement benefit obligation for health care benefit costs is $1.2 million and $(1.0) million, respectively.

13. LAND HELD FOR SALE

In December 2003, IPL reached agreements to sell approximately 4,000 acres of undeveloped property near Martinsville, Indiana divided between two purchasers for an aggregate price of $13.2 million. This land is presented on IPALCO's consolidated balance sheet as of December 31, 2003 at $6.6 million. No gain or loss has been recognized in 2003. The sale to one of the purchasers was finalized in February 2004 and IPL expects to close the other sale in the first half of 2004. The site was being held as a possible site for a future power plant. IPL holds an option to purchase suitable acreage at a more optimal location to use as a potential power plant site.

14. COMMITMENTS AND CONTINGENCIES

IPALCO and certain former officers and directors of IPALCO are named as defendants in separate class action lawsuits under the Employment Retirement Income Security Act ("ERISA") and the Federal securities laws, respectively, each filed in the U.S. District Court for the Southern District of Indiana, and each making allegations regarding matters arising from the acquisition of IPALCO by AES. While we cannot predict the outcomes, we do not believe that the suits will have a material adverse effect on IPALCO's consolidated financial statements.

Since May, 2003, IPALCO, IPL, AES and certain former directors and officers of IPALCO and/or IPL received subpoenas from the Securities Division of the Indiana Secretary of State seeking information focused largely on circumstances surrounding the acquisition of IPALCO by AES. The Secretary of State's inquiry is ongoing, as recently indicated in the Secretary of State's January 27, 2004 press release. IPALCO, IPL, AES and the individuals have produced various materials in response to the subpoenas. We do not expect these matters will have a material adverse effect on IPALCO's consolidated financial statements.

In November 2002, IPL was sued in a Fair Labor Standards Act ("FLSA") collective action lawsuit filed in the U.S. District Court for the Southern District of Indiana. The complaint alleges that certain of IPL's former supervisors were not paid overtime pay at the rate required by the FLSA. We believe that IPL did not violate the FLSA. While we cannot predict the outcome, we do not believe the suit will have a material adverse effect on IPALCO's consolidated financial statements.

In September 2002, IPALCO and certain of its former officers and directors were sued in the U.S. District Court for the Southern District of Indiana in connection with IPALCO's acquisition by AES. The lawsuit purports to be filed on behalf of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock. The complaint alleges violations of Section 11 of the Securities Act; Sections 10(b), 14(a) and 20(a) of the Exchange Act and Rules 10b-5 and 14a-9. We believe that we have meritorious defenses to the suit. While we cannot predict the outcome, we do not believe that the suit will have a material adverse effect on IPALCO's consolidated financial statements.

IPL has been named as a defendant in approximately 84 pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. Many of the original primary defendants— the asbestos manufacturers— have filed for bankruptcy protection. IPL has insurance coverage for many of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged. Although we do not believe that any of the pending asbestos suits in which IPL is a named defendant will have a material adverse effect on Enterprises business or operations, we are unable to predict the number or effect any additional suits may have. Accordingly, we cannot assure that the pending or any additional suits will not have a material effect on IPALCO's consolidated financial statements.

In addition, Enterprises is involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on IPALCO's consolidated financial statements.

With respect to environmental issues, IPL has ongoing discussions with various regulatory authorities and we continue to believe that IPL is in compliance with its various permits. On October 27, 1998, the U.S. Environmental Protection Agency issued a final rule, referred to as the NOx SIP call, which imposes more stringent limits on NOx emissions from fossil fuel-fired steam electric generators. IPL's current estimates are the NOx SIP call will necessitate additional capital expenditures of approximately $109 million during 2004 and 2005 to achieve substantially all of the required NOx emission reductions. The scope of the construction program associated with NOx emission reductions could be reduced by purchasing some of the required NOx emission allowances in the market, subject to IURC approval.

As described in Note 3, on November 14, 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of CCT to allow IPL to meet the NOx emission limits imposed pursuant to the U.S. Environmental Protection Agency's NOx SIP call. The CCT constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and the IURC has approved ratemaking treatment applicable to such property through an ECCRA. The ratemaking treatment provided for in the IURC order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expenses and operation and maintenance expenses associated with these projects. Such costs are deferred as regulatory assets on IPALCO's audited balance sheets (see Note 6). The ratemaking treatment also provides for recovery of expenditures related to the purchase of NOx emission allowances, should such expenditures be made to supplement IPL's CCT construction projects. IPL may add the approved return on its CCT projects to its authorized annual net operating income in subsequent fuel adjustment charge proceedings. The increase in the amount of rate revenues and authorized net operating income resulting from IPL's CCT plan will be determined in periodic filings to the IURC to be made at intervals of no more often than every 6 months and will depend on the amount of cumulative investment, depreciation expenses, operation and maintenance expenses and actual NOx emission allowance purchases at the time of each of the filings. Our first ECCRAs were approved on August 20, 2003, and February 18, 2004.

As of December 31, 2003, Mid-America had a commitment to invest additional capital of $3.8 million in EnerTech Capital Partners II L.P. ("EnerTech"), a venture capital fund. IPALCO has guaranteed the prompt payment of this commitment when it may become due pursuant to the terms of the partnership agreement between Mid-America and EnerTech. As required by GAAP, there is no liability on the accompanying balance sheets for this guarantee.

In connection with the sale of the CER assets, Cleveland Thermal Energy Corporation ("CTEC") and Cleveland District Cooling Corporation ("CDCC") have agreed to indemnify the buyer on an after-tax basis from and against all losses arising out of: any liabilities excluded from the sale; and certain litigation and environmental matters existing at the closing date, November 2, 2000. IPALCO has guaranteed this indemnification up to $14.6 million. Claims regarding a breach of an environmental representation or regarding an excluded liability must be brought on or before November 2, 2004. The indemnification provided for under this agreement will in no event exceed the total aggregate purchase price, or $14.6 million.

Lease Commitments: IPL has capital leases expiring at various dates through 2008. Plant- in-service includes fixed assets under capital lease, net of accumulated depreciation, totaling $0.7 million at December 31, 2003. The interest component of capital leases as of December 31, 2003 is $0.2 million and the net present value of future minimum lease payments is $0.7 million. The current portion of this liability is recorded in other current liabilities and the noncurrent portion is recorded in miscellaneous on IPALCO's consolidated balance sheets. IPL also has operating leases expiring at various dates through 2009. Rental expense for the years ended December 31, 2003, 2002 and 2001 was $0.1 million, $0.2 million and $4.1 million respectively. The following table shows fixed future minimum lease payments as of December 31, 2003 for all capital leases and for operating leases with remaining noncancelable lease terms in excess of one year (in thousands):

                    2004   2005   2006   2007   2008 Thereafter   Total
Operating Leases  $1,582 $1,396 $1,292 $1,127   $976      $16    $6,389
Capital Leases      $358   $289    $84    $84    $84       $0      $899

15. INVESTMENTS

Enterprises has classified its investments in marketable equity securities as available-for- sale, and any unrealized gains or losses are recorded as a separate component of shareholder's equity. As of December 31, 2003, Mid-America owned a 4.4% investment in EnerTech Capital Partners II L.P., a venture capital fund, recorded at approximately $3.7 million.

16. RELATED PARTY TRANSACTION

Effective September 1, 2003, IPALCO and IPL entered into a property insurance program in which AES and other AES subsidiaries also participate. The program includes a policy issued by a third party insurance company for funding losses of the participants up to a total aggregate amount of $20 million. Funds to pay claims within this limit will be derived from premiums paid to this third party carrier by the participants and will be deposited into a trust fund owned by AES Global Insurance Company, a wholly-owned subsidiary of AES, but controlled by the third party carrier. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence. We believe that the combined cost of these policies is less than comparable insurance in the marketplace. During 2003, Enterprises paid approximately $1.5 million for 7 months worth of coverage under this program beginning September 1, 2003.

17. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Enterprises' reportable business segments are electric and "all other." The "all other" category includes the IPALCO Notes, costs associated with the AES Acquisition, and all of IPALCO's subsidiaries other than IPL. The operations of CER were in the "all other" segment prior to being sold effective May 21, 2001. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales are generally based on prices that reflect the current market conditions.

The following tables provide information about Enterprises' business segments (in millions):

                                          2003                        2002                        2001
                               --------------------------- --------------------------- ---------------------------
                                         All (1)                     All (1)                       All
                               Electric   Other    Total   Electric   Other    Total   Electric   Other    Total
                               --------------------------- --------------------------- ---------------------------
Operating Revenues                 $832        0     $832      $818        0     $818      $828        0     $828
Depreciation and Amortization       120        0      120       118        0      118       111        0      111
Income Taxes                         96      (25)      71       108      (25)      83        55      (10)      45
Net Income                          146      (43)     103       166      (41)     125        91      (13)      78
Property - net of Depreciation    2,096        2    2,098     2,028        1    2,029     1,984        2    1,986
Capital Expenditures                157        0      157        95        0       95       127        0      127

(1) The All Other segment includes $0.7 million and $2.2 million of writedowns in Mid-America's investment in EnerTech in 2003 and 2002, respectively and a $0.8 million loss realized in 2003 on the sale of 1/3 of Enterprises' ownership interests in EnerTech.

18. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2003, and 2002, by quarter, are as follows (in thousands):

                                2003
                           ------------------------------------------------------------
                              March 31        June 30     September 30    December 31
                           ------------------------------------------------------------
Utility operating revenue        $220,043       $187,694       $220,990       $203,493
Utility operating income           53,472         34,648         51,315         47,148
Net income                         33,971         15,237         30,813         23,244

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

************

INDEPENDENT AUDITORS' REPORT

To the Shareholder and the Board of Directors of Indianapolis Power & Light Company:

We have audited the accompanying balance sheets of Indianapolis Power & Light Company (the "Company") as of December 31, 2003 and 2002, and the related statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and the financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Indianapolis Power & Light Company as of December 31, 2003 and 2002, and its results of operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

March 10, 2004

INDIANAPOLIS POWER & LIGHT COMPANY
Statements of Income
For the Years Ended December 31, 2003, 2002 and 2001

(IN THOUSANDS)
                                                                    2003       2002       2001
                                                                  ---------  ---------  ---------
UTILITY OPERATING REVENUES                                        $832,220   $817,967   $828,046

OPERATING EXPENSES:
  Operation:
    Fuel                                                           178,402    173,028    182,471
    Other                                                          121,894    109,313    136,548
  Power purchased                                                   16,942     18,002     16,932
  Maintenance                                                       84,153     62,065     77,786
  Voluntary early retirement program benefit costs                       -          -     23,751
  Termination benefit agreement costs                                    -          -     54,540
  Depreciation and amortization                                    119,595    117,985    110,772
  Taxes other than income taxes                                     27,857     30,596     35,601
  Income taxes - net                                                96,794    106,392     59,004
                                                                  ---------  ---------  ---------
    Total operating expenses                                       645,637    617,381    697,405
                                                                  ---------  ---------  ---------
OPERATING INCOME                                                   186,583    200,586    130,641
                                                                  ---------  ---------  ---------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                4,351      3,927      1,341
  Miscellaneous income and deductions - net                         (1,823)      (590)    (1,803)
  Gains on sales of assets, net                                         12      4,798          -
  Termination benefit agreement costs                                    -          -     (2,565)
  Income taxes applicable to other income and deductions               345     (1,323)     4,135
                                                                  ---------  ---------  ---------
    Total other income and (deductions) - net                        2,885      6,812      1,108
                                                                  ---------  ---------  ---------
INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                        43,126     40,334     38,949
  Other interest                                                       654        493        544
  Allowance for borrowed funds used during construction             (2,188)    (1,811)      (633)
  Amortization of redemption premium and expense on debt - net       1,992      1,895      2,088
                                                                  ---------  ---------  ---------
    Total interest and other charges - net                          43,584     40,911     40,948
                                                                  ---------  ---------  ---------
NET INCOME                                                         145,884    166,487     90,801

PREFERRED DIVIDEND REQUIREMENTS                                      3,213      3,213      3,213
                                                                  ---------  ---------  ---------
INCOME APPLICABLE TO COMMON STOCK                                 $142,671   $163,274    $87,588
                                                                  =========  =========  =========

  See notes to financial statements

INDIANAPOLIS POWER & LIGHT COMPANY
Balance Sheets
As of December 31, 2003 and 2002

(IN THOUSANDS)

                             ASSETS                                  2003         2002
UTILITY PLANT:                                                    -----------  -----------
  Utility plant in service                                        $3,205,454   $3,144,472
  Less accumulated depreciation                                    1,277,373    1,197,732
                                                                  -----------  -----------
      Utility plant in service - net                               1,928,081    1,946,740
                                                                  -----------  -----------
  Construction work in progress                                      160,774       73,696
  Land held for sale                                                   6,623            -
  Property held for future use                                         1,085        7,708
                                                                  -----------  -----------
      Utility plant - net                                          2,096,563    2,028,144
                                                                  -----------  -----------
OTHER PROPERTY -
  At cost, less accumulated depreciation                               3,125        5,040
                                                                  -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents                                           11,505       25,077
  Accounts receivable and unbilled revenue (less allowances
    for doubtful accounts of $1,639 and $1,526 respectively)          44,074       41,473
  Receivable due from Parent                                             819           81
  Fuel - at average cost                                              29,803       22,023
  Materials and supplies - at average cost                            47,062       47,880
  Net income tax refunds receivable                                    9,356        4,166
  Prepayments and other current assets                                 4,574        4,498
                                                                  -----------  -----------
      Total current assets                                           147,193      145,198
                                                                  -----------  -----------
DEFERRED DEBITS:
  Regulatory assets                                                  200,743      140,768
  Miscellaneous                                                       22,465       20,153
                                                                  -----------  -----------
      Total deferred debits                                          223,208      160,921
                                                                  -----------  -----------
              TOTAL                                               $2,470,089   $2,339,303
                                                                  ===========  ===========
                 CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                    $324,537     $324,537
    Premium and net gain on preferred stock                            2,642        2,642
    Paid in capital                                                      104            -
    Retained earnings                                                349,915      368,950
    Accumulated other comprehensive loss                             (58,418)     (52,619)
                                                                  -----------  -----------
      Total common shareholder's equity                              618,780      643,510
                                                                  -----------  -----------
  Cumulative preferred stock                                          59,135       59,135
  Long-term debt (less current maturities
    and sinking fund requirements)                                   732,010      622,007
                                                                  -----------  -----------
      Total capitalization                                         1,409,925    1,324,652
                                                                  -----------  -----------
CURRENT LIABILITIES:
  Accounts payable                                                    49,074       30,313
  Accrued expenses                                                    19,652       19,105
  Dividends payable                                                      805          797
  Accrued real estate and personal property taxes                     14,659       17,104
  Accrued income and other taxes                                       3,873       12,967
  Accrued interest                                                    17,580       14,629
  Customer deposits                                                   10,428        9,046
  Other current liabilities                                            1,485          812
                                                                  -----------  -----------
      Total current liabilities                                      117,556      104,773
                                                                  -----------  -----------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                            425,844      338,322
  Regulatory liabilities and other removal costs                     361,221      339,254
  Unamortized investment tax credit                                   28,173       30,927
  Accrued postretirement benefits                                      6,059        5,965
  Accrued pension benefits                                           112,574      186,761
  Miscellaneous                                                        8,737        8,649
                                                                  -----------  -----------
      Total deferred credits and other long-term liabilities         942,608      909,878
                                                                  -----------  -----------
COMMITMENTS AND CONTINGENCIES (Note 14)

              TOTAL                                               $2,470,089   $2,339,303
                                                                  ===========  ===========

See notes to financial statements

INDIANAPOLIS POWER & LIGHT COMPANY
Statements of Cash Flows
For the Years Ended December 31, 2003, 2002 and  2001

(IN THOUSANDS)
                                                                           2003       2002       2001
CASH FLOWS FROM OPERATIONS:                                             ---------- ---------- ----------
  Net income                                                             $145,884   $166,487    $90,801
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                         117,394    118,100    110,070
    Amortization of regulatory assets                                       2,298      2,765      3,156
    Deferred income taxes and investment tax credit adjustments - net      29,044     20,311    (22,675)
    Gains on sale of assets, net                                              (12)    (4,798)         -
    Loss on investments                                                       845
    Allowance for funds used during construction                           (6,539)    (5,738)    (1,974)
  Change in certain assets and liabilities:
    Accounts receivable                                                    (3,339)     7,578     63,643
    Fuel, materials and supplies                                           (6,962)     7,448     (5,909)
    Net income taxes receivable or payable                                 (4,967)     3,734    (16,970)
    Accounts payable and accrued expenses                                  19,307    (16,423)    10,416
    Accrued other taxes                                                   (11,539)     4,798      4,118
    Accrued pension benefits                                              (82,937)    13,180     15,153
    Provision for early retirement program benefit costs                        -          -     23,751
    Other - net                                                             6,166    (10,646)       350
                                                                        ---------- ---------- ----------
Net cash provided by operating activities                                 204,643    306,796    273,930
                                                                        ---------- ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures                                              (156,855)  (137,196)  (126,517)
  Proceeds from the sales of assets                                            12      9,860          -
  Other                                                                    (5,383)    (2,151)    (5,315)
                                                                        ---------- ---------- ----------
Net cash used in investing activities                                    (162,226)  (129,487)  (131,832)
                                                                        ---------- ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of long-term debt                                                  -          -     (6,150)
  Long term borrowings                                                    108,930          -          -
  Common dividends paid                                                  (161,706)  (157,407)  (135,970)
  Preferred dividends paid                                                 (3,213)    (3,213)    (3,213)
  Other                                                                         -       (816)    (1,499)
                                                                        ---------- ---------- ----------
Net cash used in financing activities                                     (55,989)  (161,436)  (146,832)
                                                                        ---------- ---------- ----------
Net change in cash and cash equivalents                                   (13,572)    15,873     (4,734)
Cash and cash equivalents at beginning of year                             25,077      9,204     13,938
                                                                        ---------- ---------- ----------
Cash and cash equivalents at end of year                                  $11,505    $25,077     $9,204
                                                                        ========== ========== ==========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                                  $38,653    $38,911    $37,392
                                                                        ========== ========== ==========
    Income taxes                                                          $76,317    $60,079    $70,296
                                                                        ========== ========== ==========

See notes to financial statements

INDIANAPOLIS POWER & LIGHT COMPANY
Statements of Common Shareholder's Equity
For the Years Ended December 31, 2003, 2002 and 2001

(IN THOUSANDS)
                                                                      Premium
                                                                      and Net                             Accumulated
                                                                      Gain on                                Other
                                                            Common   Preferred   Paid in     Retained    Comprehensive
                                                            Stock      Stock     Capital     Earnings         Loss         Total
                                                          ---------- ---------- ---------- ------------- --------------  ----------
Balance at Janaury 1, 2001                                 $324,537     $2,642         $0      $397,032        ($1,820)   $722,391
   Cash dividends declared - common stock                                                      (121,537)                  (121,537)
   Cash dividends declared - cumulative preferred stock                                          (3,213)                    (3,213)
  Comprehensive Income:
   Net income                                                                                    90,801                     90,801
   Minimum pension liability adjustment                                                                         (7,332)     (7,332)
   Adjust financial instruments to fair market value                                                            (2,317)     (2,317)
                                                          ---------- ---------- ---------- ------------- --------------  ----------
 Total Comprehensive Income                                       0          0          0        90,801         (9,649)     81,152
                                                          ---------- ---------- ---------- ------------- --------------  ----------
Balance at December 31, 2001                               $324,537     $2,642         $0      $363,083        (11,469)   $678,793
                                                          ---------- ---------- ---------- ------------- --------------  ----------
   Cash dividends declared - common stock                                                      (157,407)                  (157,407)
   Cash dividends declared - cumulative preferred stock                                          (3,213)                    (3,213)
  Comprehensive Income:
   Net income                                                                                   166,487                    166,487
   Minimum pension liability adjustment                                                                        (38,050)    (38,050)
   Adjust financial instruments to fair market value                                                            (3,100)     (3,100)
                                                          ---------- ---------- ---------- ------------- --------------  ----------
 Total Comprehensive Income                                       0          0          0       166,487        (41,150)    125,337
                                                          ---------- ---------- ---------- ------------- --------------  ----------
Balance at December 31, 2002                               $324,537     $2,642         $0      $368,950       ($52,619)   $643,510
                                                          ---------- ---------- ---------- ------------- --------------  ----------
   Cash dividends declared - common stock                                                      (161,706)                  (161,706)
   Cash dividends declared - cumulative preferred stock                                          (3,213)                    (3,213)
   Contributions from AES                                                             104                                      104
  Comprehensive Income:
   Net income                                                                                   145,884                    145,884
   Minimum pension liability adjustment                                                                         (5,536)     (5,536)
   Adjust financial instruments to fair market value                                                              (263)       (263)
                                                          ---------- ---------- ---------- ------------- --------------  ----------
 Total Comprehensive Income                                       0          0          0       145,884         (5,799)    140,085
                                                          ---------- ---------- ---------- ------------- --------------  ----------
Balance at December 31, 2003                               $324,537     $2,642       $104      $349,915       ($58,418)   $618,780
                                                          ========== ========== ========== ============= ==============  ==========
See notes to financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY

Notes to Financial Statements

For the Years Ended December 31, 2003, 2002 and 2001

1. ORGANIZATION

Indianapolis Power & Light Company ("IPL") was incorporated under the laws of the state of Indiana. All of the outstanding common stock of IPL is owned by IPALCO Enterprises, Inc. ("IPALCO"). IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 455,000 customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide retail electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited combustion turbine that are used for electric generation. IPL's net electric generation capability for winter is 3,356 megawatts and net summer capability is 3,238 megawatts.

2. AES ACQUISITION

AES Acquisition: On March 27, 2001, The AES Corporation ("AES") completed its acquisition of IPALCO through a share exchange transaction in accordance with the Agreement and Plan of Share Exchange dated as of July 15, 2000, among AES and IPALCO (the "Share Exchange Agreement"). Pursuant to the Share Exchange Agreement, IPALCO became a wholly-owned subsidiary of AES, accounted for as a pooling of interests.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regulation: The retail utility operations of IPL are subject to the jurisdiction of the Indiana Utility Regulatory Commission (the "IURC"). IPL's wholesale power transactions are subject to the jurisdiction of the Federal Energy Regulatory Commission. These agencies regulate IPL's utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are based on accounting principles generally accepted in the United States of America ("GAAP"), including the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," which gives recognition to the ratemaking and accounting practices of these agencies.

Revenues: Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. This unbilled revenue is estimated each month based on daily generation volumes, estimated customer usage by class, weather factors, line losses and applicable customer rates based on regression analyses reflecting significant historical trends and experience. Customer accounts receivable at December 31, 2003 include unbilled energy revenues of $33.2 million on a base of annual revenue of $832.2 million.

A fuel adjustment charge provision, which is established after public hearing, is applicable to most of the rate schedules of IPL and permits the billing or crediting of estimated fuel costs above or below the levels included in IPL's basic rates. Actual fuel costs in excess of or under estimated fuel costs billed are deferred or accrued, respectively. IPL files upward and downward adjustments in fuel cost credits and charges on a quarterly basis, based on changes in the cost of fuel, irrespective of its level of earnings.

IPL is allowed to recover purchased power costs up to a benchmark. If the cost per mWh of power purchases is not greater than the benchmark, then the purchased power costs should be considered net energy costs that are presumed fuel costs included in purchased power. If the average cost per mWh of power purchases is greater than the benchmark, then 85% of the costs are recoverable if IPL demonstrates the reasonableness of those purchases to the IURC and meets certain other conditions.

Regulatory Assets and Liabilities: Regulatory assets represent deferred costs that have been included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC. Specific regulatory assets are disclosed in Note 6. IPL is amortizing such nontax-related regulatory assets to expense over periods ranging from 1 to 30 years. Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid.

In accordance with regulatory treatment, IPL deferred as a regulatory asset certain post in- service date carrying charges and certain other costs related to its investment in Unit 4 at the Petersburg Plant. As authorized in the 1995 Electric Rate Settlement, IPL, effective September 1, 1995, is amortizing this deferral to expense over a life that generally approximates the useful life of the related facility. Also in accordance with regulatory treatment, IPL defers as regulatory assets non-sinking fund debt and preferred stock redemption premiums and expenses, and amortizes such costs over the life of the original debt or, in the case of preferred stock redemption premiums, over 20 years. As described below, under New Accounting Pronouncements, regulatory liabilities represent obligations associated with retirement of tangible long-lived assets and the associated non-legal asset retirement costs.

As a transmission owner of the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO") network, IPL receives a portion of the transmission service revenues from all wholesale kWh sales on the network based on its percentage of transmission system investment within the Midwest ISO footprint. In addition, IPL pays the Midwest ISO a transmission cost adder on its retail load and a fee for each wholesale transaction. A portion of the transmission costs adder paid to the Midwest ISO is deferred as a regulatory asset and the remaining transmission costs, along with all transaction fees, are expensed in other operating expenses.

On November 14, 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of clean coal technology ("CCT") to allow IPL to meet the nitrogen oxide ("NOx") emission limits imposed pursuant to the U.S. Environmental Protection Agency's NOx SIP call. The CCT constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and the IURC has approved ratemaking treatment applicable to such property through an Environmental Compliance Cost Recovery Adjustment ("ECCRA"). The ratemaking treatment provided for in the IURC order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expense associated with these projects, as well as the recovery of operation and maintenance expenses associated with these projects. Such costs are deferred as regulatory assets on IPALCO's audited balance sheets (see Note 6).

Authorized Annual Net Operating Income: Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual net operating income and cannot be offset by applicable cumulative net operating income deficiencies. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be one-fourth of the excess annual net operating income grossed up for federal and state taxes.

IPL's authorized annual jurisdictional net operating income, for purposes of quarterly operating income tests, is $163 million, as established in IPL's last base rate case, plus additional returns authorized in the ECCRA of $0.9 million as of December 31, 2003. During the four quarterly measurement dates in 2003, the IURC found that IPL's rolling annual jurisdictional retail electric operating income was greater than the authorized annual net operating income by $13.5 million and $1.8 million at January and April, respectively, and was less than the authorized annual net operating income at July and October. Because IPL has a cumulative net operating income deficiency, we were not required to make customer refunds for any of these periods. As of IPL's quarterly measurement date on October 31, 2003, IPL had a cumulative net operating income deficiency of $695 million. The deficiency is calculated by summing the quarterly measurement period annual results from the date of the last rate order. Because of the deficiency, IPL can, for a period of time, earn above the authorized annual electric jurisdictional retail net operating income without being required to make customer refunds.

The IURC approved the use of CCT which constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and ratemaking treatment through an ECCRA that allows IPL to meet the NOx emission limits imposed pursuant to the U.S. Environmental Protection Agency's NOx SIP Call. A return on the investment in IPL's CCT investments is included in the ratemaking treatment. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC for purposes of annual operating income test requirements in subsequent fuel adjustment charge proceedings. The additional amount of return will be dependent on the cumulative amount of CCT investment that has been made at the time IPL files with the IURC for ratemaking treatment on such CCT investment. Such filings are made at intervals of no more often than every 6 months.

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

Concentrations of Risk: Substantially all of IPL's customers are located within the Indianapolis area. In addition, approximately 69% of IPL's employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL's current contracts with the physical unit and the clerical-technical units expire on December 19, 2005 and February 19, 2007, respectively.

Allowance For Funds Used During Construction: In accordance with the prescribed Uniform System of Accounts, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 9.5%, 9.4% and 9.4% during 2003, 2002 and 2001, respectively.

Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items that are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.6% for 2003, 3.7% during 2002 and 3.6% during 2001.

Off-Balance Sheet Arrangements: IPL formed IPL Funding Corporation ("IPL Funding") in 1996 to purchase, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL in exchange for a note payable. IPL Funding is not consolidated by IPL or IPALCO since it meets requirements set forth in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to be considered a qualified special-purpose entity. IPL Funding has entered into a purchase facility with unrelated parties (the "Purchasers") pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million of the receivables purchased from IPL. During 2003, this agreement was extended through October 27, 2004. As of December 31, 2003, and 2002, the aggregate amount of receivables IPL has sold to IPL Funding and IPL Funding has sold to the Purchasers pursuant to this purchase facility was $50.0 million. Accounts receivable on the accompanying balance sheets of IPL are stated net of the $50 million sold.

The net cash flows between IPL and IPL Funding are limited to cash payments made by IPL to IPL Funding for interest charges and processing fees. These payments totaled approximately $1.0 million, $1.1 million and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. IPL retains servicing responsibilities through its role as a collection agent for the amounts due on the purchased receivables. IPL and IPL Funding provide certain indemnities to the Purchasers, including indemnification in the event that there is a breach of representations and warranties made with respect to the purchased receivables. IPL Funding and IPL each have agreed to indemnify the Purchasers on an after-tax basis for any and all damages, losses, claims, liabilities, penalties, taxes, costs and expenses at any time imposed on or incurred by the indemnified parties arising out of or otherwise relating to the purchase facility, subject to certain limitations as defined in the purchase facility. The transfers of receivables to IPL Funding are recorded as sales however no gain or loss is recorded on the sale.

Under the receivables purchase facility, if IPL fails to maintain certain financial covenants regarding interest coverage and debt-to-capital ratios, it would constitute a "termination event." IPL is in compliance with such covenants.

As a result of IPL's current credit rating, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a "lock-box" event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of new receivables and cause all proceeds of the purchased receivables to be used to reduce the Purchaser's investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased receivables (currently $50 million).

Derivatives: IPL has only limited involvement with derivative financial instruments and does not use them for trading purposes. IPL accounts for its derivatives in accordance with SFAS No. 133 "Accounting for Derivatives", as amended. IPL has one interest rate swap agreement, which it entered into as a means of managing the interest rate exposure on its variable-rate debt and one interest rate lock agreement entered into on December 10, 2003 to hedge the interest rate risk on $100 million of first mortgage bonds IPL issued in January 2004. The agreement effectively locked the base interest rate IPL is obligated to pay on the bonds at 5.22%. This lock agreement was terminated in January 2004 in conjunction with the issuance of the $100 million first mortgage bonds. Management has formally designated the swap and the interest rate lock agreement as hedges. IPL's balance sheets reflect the current fair market value of these hedges and IPL records the change in their fair value in accumulated other comprehensive loss. Management relies on financial institutions, which use standard market conventions to determine the fair value of its hedges. All methods of assessing fair value result in a general approximation of value and such value may never be realized.

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

New Accounting Pronouncements: In 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. As a result of the adoption of SFAS 143, no legal obligations, as defined, were identified and accordingly, the adoption of this statement had no impact on IPL's results of operations.

In addition, IPL reclassified its non-legal removal costs of $339.2 million, as of December 31, 2002, from accumulated depreciation to regulatory liabilities and other removal costs. Upon the adoption of SFAS 143, IPL recharacterized such liabilities as regulatory liabilities in 2003. Total non-legal removal costs at December 31, 2003 were $361.2 million.

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIE") and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and thus improve comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. In December 2003, the FASB issued as a revision to the original Interpretation (FIN 46-R) to codify both the proposed modifications and other decisions previously issued through certain FASB Staff Positions into one document. FIN 46-R currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 is to be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004.

IPL has neither created nor obtained an interest in a VIE since January 31, 2003. Certain other entities that IPL has been involved with since before January 31, 2003, including limited partnership investments that operate affordable housing projects, are still being evaluated to determine if the entity is a VIE and, if so, if IPL is the primary beneficiary. If these entities are determined to be VIE's and IPL is determined to be the primary beneficiary, the effect on IPL's financial statements would not be material.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. SFAS No. 149 does not affect the accounting for any of our current contracts, but could affect the accounting of contracts entered into or modified in the future.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 requires certain financial instruments that have historically been classified as equity to be classified as debt (or as an asset in certain circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments. The adoption of SFAS No. 150 had no impact on our financial statements.

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

Reclassifications: Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

4. UTILITY PLANT IN SERVICE

The original cost of utility plant in service at December 31, segregated by functional classifications, follows:

                                                        2003        2002
                                                     ----------- -----------
                                                          (IN THOUSANDS)
Production                                           $1,881,449  $1,850,222
Transmission                                            256,046     253,368
Distribution                                            904,607     879,205
General                                                 163,352     161,677
                                                     ----------- -----------
Total Utility Plant in Service                       $3,205,454  $3,144,472
                                                     =========== ===========

Substantially all of IPL's property is subject to a $672.7 million direct first mortgage lien, as of December 31, 2003, securing IPL's first mortgage bonds.

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

Long-Term Debt and Cumulative Preferred Stock: The fair value of IPL's outstanding fixed rate debt and cumulative preferred stock have been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 2003, and 2002, the approximate fair value of IPL's long-term debt was $763 million and $554 million, respectively. The fair value of IPL's variable-rate debt outstanding at December 31, 2003 and 2002 approximates its face amount, which is $40 million. The fair value of IPL's interest rate swap agreement has been estimated to be $(7.3) million and $(8.7) million at December 31, 2003 and 2002, respectively. In addition, on December 10, 2003, IPL entered into an interest rate lock agreement to hedge the interest rate risk on $100 million of first mortgage bonds IPL issued in January 2004. The fair value of the interest rate lock agreement was $(1.9) million at December 31, 2003. These amounts estimate what IPL would have to pay to sell its position in the swap. The fair value of IPL's cumulative preferred stock approximates its carrying amount as IPL is subject to regulation and gains and losses may be included in rates.

6. REGULATORY ASSETS

The amounts of regulatory assets at December 31 are as follows:

                                                        2003        2002
                                                     ----------- -----------
                                                         (IN THOUSANDS)
Related to deferred taxes (Note 3)                     $152,486     $96,762
Unamortized reacquisition premium on debt (Note 3)       16,640      18,172
Unamortized Petersburg Unit 4 carrying charges and
  certain other costs (Note 3)                           23,901      24,955
Deferred Midwest ISO costs (Note 3)                       4,825         713
NOx Project Expenses (Note 3)                             2,458          --
Other                                                       433         166
                                                     ----------- -----------
Total regulatory assets                                $200,743    $140,768
                                                     =========== ===========

Included in prepayments and other current assets at December 31, 2003 and 2002 are deferred fuel costs of $2.5 million and $1.4 million, respectively.

7. CAPITAL STOCK

All of the outstanding common stock of IPL is owned by IPALCO. IPL's common stock is pledged under IPALCO's $750 million senior secured notes. There have been no changes in the capital stock of IPL during the periods covered by this report.

The AES Stock Option Plan: During 2003, certain of IPL's employees were granted options to purchase a total of 97,473 shares of AES common stock under the AES Stock Option Plan. The options vest over two years and expire in ten years. The value of these stock options is being amortized over the 24 month vesting period and is recorded as paid in capital on our balance sheet in accordance with SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure - An Amendment of FASB Statement No. 123."

Dividend Restrictions: Restrictions on the payment of cash dividends or other distributions of IPL common stock and on the purchase or redemption of such shares by IPL are contained in the indenture securing IPL's first mortgage bonds. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL's preferred stock have been paid or declared and set apart for payment. All of IPL's retained earnings at December 31, 2003 were free of such restrictions. IPL is also restricted in its ability to pay dividends under the terms of its credit facilities if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before income taxes to interest expense not in excess of 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .60 to 1, in order to pay dividends. IPL was in compliance with such covenants as of December 31, 2003.

In addition, on February 12, 2003, the IURC issued an order (the "IURC 2003 Financing Order"), approving IPL's 2003-2006 financing program, including, among other things, the issuance of up to $160 million of additional long-term debt to pay, in part, for IPL's construction program during 2003-2005, and the refinancing of $80 million of long-term debt, which matures in February 2004. In addition, the IURC 2003 Financing Order set forth a process whereby, prior to declaring or paying a dividend, IPL must file a report with the IURC that sets forth: (i) the amount of any proposed dividend, (ii) the amount of dividends distributed during the prior twelve months, (iii) an income statement for the same twelve-month period, (iv) the most recent balance sheet, and (v) IPL's capitalization as of the close of the preceding month, as well as a pro forma capitalization giving effect to the proposed dividend, with sufficient detail to indicate the amount of unappropriated retained earnings. If within twenty calendar days the IURC does not initiate a proceeding to further explore the implications of the proposed dividend, the proposed dividend will be deemed approved. The IURC 2003 Financing Order stated that such process should continue in effect during the term of the financing authority, which expires December 31, 2006.

On February 28, 2003, IPL filed a petition for reconsideration, or in the alternative, for rehearing with the IURC. This petition sought clarification of certain provisions of the IURC 2003 Financing Order. In addition, the petition requested that the IURC establish objective criteria in connection with the reporting process related to IPL's long term debt capitalization ratio. On March 14, 2003, IPL filed a Notice of Appeal of the IURC 2003 Financing Order in the Indiana Court of Appeals. IPL subsequently dismissed that appeal.

On April 16, 2003, the IURC issued its order in response to IPL's petition for reconsideration. The IURC declined to provide objective criteria relating to the dividend reporting process, and did not set a definitive time frame within which an investigation of a proposed dividend would be concluded. The IURC did make certain requested clarifications and corrections with regard to the IURC 2003 Financing Order, including the following: (i) the dividend reporting process applies only to dividends on IPL's common stock, not on its preferred stock; (ii) a confidentiality process is established to maintain confidentiality of information filed under the dividend reporting process until such information has been publicly released and is no longer confidential; (iii) dividends are not to be paid until after the twenty calendar days have passed, or the IURC approves the dividend after initiating a proceeding to explore the implications of a proposed dividend; and (iv) certain technical corrections.

The reports IPL has filed to date with the IURC under the dividend reporting process were all deemed approved after twenty calendar days had elapsed and the IURC did not initiate any proceedings to explore the implications of the proposed dividends. We continue to believe that IPL will not be prevented from paying future dividends in the ordinary course of prudent business operations.

Cumulative Preferred Stock: IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2003, 2002 and 2001, total preferred stock dividends were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL Directors to constitute a majority of IPL's board of directors. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2003 and 2002, preferred stock consisted of the following:

                                    December 31, 2003      December 31,
                                    ---------------------- ------------------
                                        Shares      Call
                                     Outstanding   Price     2003     2002
                                    ---------------------- ------------------
                                                            (PAR VALUE IN
Cumulative $100 Par Value,                                     THOUSANDS)
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
                                    ==============         ==================

8. INDEBTEDNESS

Long-term Debt

Before IPL can incur additional long-term debt, it must first have the approval of the IURC. As of December 31, 2003, IPL had approval from the IURC to issue up to $50 million of additional long-term debt, primarily for the purpose of funding a portion of its planned capital expenditures. Also, IPL has restrictions on the amount of new debt it may issue due to contractual obligations of AES and financial covenant restrictions under existing debt obligations at IPL and IPALCO. Under such restrictions, IPL is allowed to fully draw the amounts available on its credit facilities, refinance existing debt, issue the remaining debt approved by the IURC and issue certain other indebtedness.

The following table presents IPL's long-term indebtedness as of December 31, 2003 and 2002:

                                                             December 31,
                                                          -----------
Series                         Due                           2003       2002
--------------------------------------------------------------------------------
                                                          (IN THOUSANDS)
IPL First Mortgage Bonds:
6.05%                          February 2004*                $80,000    $80,000
8%                             October 2006                   58,800     58,800
7.375%                         August 2007                    80,000     80,000
6.30%                          July 2013                     110,000          -
6.10%**                        January 2016                   41,850     41,850
5.40%**                        August 2017                    24,650     24,650
5.50%**                        October 2023                   30,000     30,000
7.05%                          February 2024                 100,000    100,000
6.625%**                       December 2024                  40,000     40,000
5.75%**                        August 2021                    40,000     40,000
5.90%**                        December 2024                  20,000     20,000
5.95%**                        December 2029                  30,000     30,000
5.95%***                       August 2030                    17,350     17,350
Unamortized discount - net                                      (639)      (644)
                                                          ----------------------
Total first mortgage bonds                                   672,011    562,006
                                                          ----------------------
IPL Unsecured Notes:
1995B*                         January 2023                   40,000     40,000
6.375%*                        November 2029                  20,000     20,000
                                                          ----------------------
Total IPL Unsecured Notes                                     60,000     60,000
                                                          ----------------------
Total long-term debt                                        $732,011   $622,006
                                                          ======================

*   On January 13, 2004, IPL issued $100 million of 6.60% first mortgage bonds due January 1, 2034.
    The net proceeds of approximately $99 million were used to retire these $80 million of 6.05%
    first mortgage bonds due February 1, 2004 and to reimburse IPL's treasury for expenditures previously incurred in connection with its capital expenditure program.
**  Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.
*** Notes are issued to the Indiana Develpment Finance Authority (the "IDFA"), to secure the loan of proceeds from various tax-exempt instruments issued by the IDFA.

IPL First Mortgage Bonds. The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a $672.7 million direct first mortgage lien, as of December 31, 2003. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2003.

On August 6, 2003, IPL issued $110 million of 6.30% first mortgage bonds due July 1, 2013. The net proceeds of approximately $109 million were used primarily to finance a portion of IPL's capital expenditure program, to reimburse its treasury for expenditures previously incurred in connection with the capital expenditure program and to repay amounts outstanding on its credit lines.

Variable-Rate Debt. The IPL 1995B notes provide for an interest rate that varies with the tax-exempt weekly rate. These notes are classified as long-term liabilities because IPL maintains a $40.6 million long-term liquidity facility supporting these agreements, which was unused at December 31, 2003. In June 2003, IPL executed an agreement which combined the $40.6 million liquidity facility and its $30 million committed line of credit into one two-tranche agreement, which matures on June 3, 2004. IPL, at its option, can change the interest rate mode for the 1995B notes to be based on other short-term rates. The interest rate on this note is synthetically fixed at 5.21% using a swap agreement. The interest rate swap agreement is accounted for on a settlement basis.

Debt Maturities. Maturities on indebtedness subsequent to December 31, 2003, are as follows:

       Year           Amount
---------------------------------
                  (IN THOUSANDS)
2004                          $0
2005                           0
2006                      58,800
2007                      80,000
2008                           0
Thereafter               593,850*
                  ---------------
Total                   $732,650
                  ===============

* Includes $80 million of first mortgage bonds due February 2004, which were retired with a portion of the proceeds from IPL's January 13, 2004 issuance of $100 million of 6.60% first mortgage bonds due January 1, 2034.

Lines Of Credit

In May 2003, IPL extended the maturity of its $45 million committed line of credit to May 21, 2004. As described above, in June 2003, IPL executed an agreement which combined its existing $40.6 million liquidity facility and its $30 million committed line of credit into one two-tranche agreement, which matures on June 3, 2004.

9. INCOME TAXES

IPL follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. AES files federal and state income tax returns which consolidate IPALCO and IPL. IPL is responsible for the income taxes associated with its own taxable income.

Federal and state income taxes charged to income are as follows:

                                                       2003      2002      2001
                                                    ------------------------------
                                                             (IN THOUSANDS)
Utility Operating Expenses:
Current income taxes:
Federal                                               $45,922   $53,585   $63,824
State                                                  18,519     7,201     8,592
                                                    ------------------------------
  Total current taxes                                  64,441    60,786    72,416
                                                    ------------------------------
Deferred federal income taxes                          30,433    42,061    (9,873)
Deferred state income taxes                             4,673     6,308      (772)
                                                    ------------------------------
  Total deferred income taxes                          35,106    48,369   (10,645)
                                                    ------------------------------
Net amortization of investment credit                  (2,753)   (2,763)   (2,767)
                                                    ------------------------------
  Total charge to utility operating expenses           96,794   106,392    59,004
Net debit (credit) to other income and deductions        (345)    1,323    (4,135)
                                                    ------------------------------
Total federal and state income tax provisions         $96,449  $107,715   $54,869
                                                    ==============================

The provision for federal income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

                                                       2003      2002      2001
                                                    ------------------------------
Federal statutory tax rate                               35.0%     35.0%     35.0%
Effect of state income taxes                             (3.3)     (1.8)     (1.7)
Amortization of investment tax credits                   (1.1)     (1.0)     (1.9)
Other - net                                              (0.3)      2.0       1.4
                                                    ------------------------------
Effective federal tax rate                               30.3%     34.2%     32.8%
                                                    ==============================

The significant items comprising IPL's net accumulated deferred tax liability recognized in the balance sheets as of December 31, 2003 and 2002 are as follows:

                                                       2003      2002
                                                    --------------------
Deferred tax liabilities:                              (IN THOUSANDS)
Relating to utility property                         $524,061  $462,369
Other                                                  10,651    10,891
                                                    --------------------
Total deferred tax liabilities                        534,712   473,260
Deferred tax assets:                                --------------------
Relating to utility property                           67,621    62,142
Investment tax credit                                  21,140    20,643
Employee benefit plans                                 18,261    53,647
Other                                                   1,546    (2,306)
                                                    --------------------
Total deferred tax assets                             108,568   134,126
                                                    --------------------
Accumulated net deferred tax liability                426,144   339,134
  Less: Current portion of deferred tax liability         300       812
                                                    --------------------
Accumulated deferred income taxes - net              $425,844  $338,322
                                                    ====================

10. RATE MATTERS

Demand Side Management ("DSM") Program: IPL's authorization from the IURC to extend its low income qualified residential DSM program expired October 17, 2003. The regulatory asset related to this program has a balance of approximately $0.4 million and $0.2 million at December 31, 2003 and 2002, respectively (see Note 3).

Elect Plan: During 1998, the IURC approved a plan that allows IPL customers with less than 2,000 kilowatts of demand an opportunity to choose optional service or payment plans. This includes a green power option, a fixed-rate per unit of consumption option and a fixed bill option. Customers not choosing one of these options continue to receive electric service under existing tariffs. The Elect Plan was extended by an IURC order through December 31, 2006.

11. PENSION BENEFITS

Employees' Retirement Plan: Most of IPL's employees are covered by the Employees' Retirement Plan of Indianapolis Power & Light Company (the "Defined Benefit Pension Plan.") The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities. Benefit accrual was frozen for all non-union participants effective July 8, 2001. The non-union participants who had their benefit accrual frozen also were prohibited from making additional contributions to the IPL defined contribution plan (the "Thrift Plan.") These non-union people became eligible to participate in the AES defined contribution plan.

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

The following tables present information relating to the Defined Benefit Pension Plan and supplemental retirement plan (the "Pension Plans"):

                                                    Pension Benefits
                                                       2003         2002
                                                    -----------  ----------
Change in benefit obligation:                            (In Thousands)
Benefit obligation at Measurement Date (see below)    $410,630    $383,328
Service cost                                             3,702       2,844
Interest cost                                           26,973      26,722
Actuarial loss                                          27,331      18,850
Amendments (primarily 11% increase in member
  pension bands)                                         3,334       8,520
Benefits paid                                          (29,023)    (29,634)
                                                    -----------  ----------
  Benefit obligation at Measurement Date               442,947     410,630
                                                    -----------  ----------
Change in plan assets:
Fair value of plan assets at Measurement Date          223,869     257,779
Actual return on plan assets                            39,453     (19,447)
Employer contribution                                   96,074      15,171
Benefits paid                                          (29,023)    (29,634)
                                                    -----------  ----------
  Fair value of plan assets at Measurement Date        330,373     223,869
                                                    -----------  ----------
  Funded status                                       (112,574)   (186,761)
  Unrecognized net gain                                 88,034      80,140
  Unrecognized prior service cost                       16,282      14,495
  Unrecognized net transition asset                     (2,686)     (4,100)
                                                    -----------  ----------
  Net amount recognized                               ($10,944)   ($96,226)
                                                    ===========  ==========

                                                         Pension Benefits
                                                     ------------------------------
                                                        2003      2002      2001
                                                     ------------------------------
                                                              (IN THOUSANDS)

Components of net periodic benefit cost
Service cost                                            $3,702    $2,844    $2,705
Interest cost                                           26,973    26,722    26,057
Expected return on plan assets                         (22,696)  (22,203)  (26,364)
Amortization of transition asset                        (1,414)   (1,414)   (1,414)
Amortization of prior service cost                       1,547       712     1,017
Recognized actuarial gain (loss)                         2,680       105    (1,297)
                                                     ------------------------------
Net periodic benefit cost                               10,792     6,766       704
Amount of curtailment loss recognized                        -         -     5,403
Amount of settlement loss recognized                         -         -     4,000
Cost of special or contractual termination
 benefits recognized                                         -         -    18,816
                                                     ------------------------------
Total pension cost                                      10,792     6,766    28,923
Less: amounts to other parties                               -         -        11
Less: amounts capitalized                                1,116       830       135
                                                     ------------------------------
Amount charged to expense                               $9,676    $5,936   $28,777
                                                     ==============================
Weighted average assumptions as of November 30
Discount rate                                             6.00%     6.75%     7.25%
Expected return on Defined Benefit Pension Plan asset     8.50%     8.90%     9.00%
Expected return on supplemental retirement plan asset     8.50%     8.90%     8.00%

Pension costs for the following year are determined on November 30 (the "Measurement Date") based on the market value of the Pension Plans' assets, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets. The benefit obligation and the accumulated benefit obligation for the Pension Plans as of the November 30, 2003 Measurement Date were both $442.9 million. For 2003, we determined expense for the Pension Plans using a discount rate of 6.75% and an assumed long-term rate of return on plan assets of 8.9%. The effect on total pension cost of a one percentage point increase and decrease in the assumed discount rate of the projected benefit obligation is ($2.6 million) and $2.7 million, respectively. The effect on total pension cost of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is $2.6 million and ($2.6 million), respectively.

To develop the assumption for expected long-term rate of return on assets, the company considered the historical returns, as well as, the future expectations of the weighted-average expected returns for each asset class based on the target asset allocation. This resulted in the selection of 8.5% for the expected long-term rate of return on assets assumption.

Total cash contributions to the Pension Plans were $96.1 million, $15.2 million and $11.6 million for 2003, 2002 and 2001, respectively. Depending on the timing of contributions, pending legislation, and other factors, to meet our funding target, we anticipate additional cash contributions to the Pension Plans of approximately $35 million to $55 million in 2004. This estimate is based on actuarial assumptions using a weighted average discount rate range of 5.51% to 6.01%.

The targeted investment allocations of the Pension Plans as of December 31, 2003 and 2002 were 55%, 40% and 5% in equity securities, debt securities and real estate securities, respectively. The actual assets as of December 31, 2003 and 2002 were as follows:

                                  2003     2002
Equity securities               $189,471 $117,387
Debt securities                  116,447   66,681
Real estate securities            17,395        -
Cash                              14,150   28,782
                                ------------------
Total assets                    $337,463 $212,850
                                ==================

      Benefit payments made from the Defined Benefit Pension Plan for the years ended
December 31, 2003 and 2002 were $29.0 million and $29.6 million, respectively. Projected benefit payments are as follows:

             Year                 Amount
                                (IN THOUSANDS)
2004                              29,581
2005                              29,815
2006                              29,555
2007                              29,409
2008                              29,253
2009 through 2013 (in total)     148,473

Voluntary Early Retirement Programs (the "VERPS"): In conjunction with the AES Acquisition, IPL implemented three VERPS which offered eligible employees enhanced retirement benefits upon early retirement. Participation in the VERPS was accepted by 551 qualified employees, who elected actual retirement dates between March 1, 2001, and August 1, 2004. Additionally, we currently intend to provide postretirement medical and life insurance benefits to the retirees in the first VERP (400 participants) until age 55; at which time they will be eligible to receive similar benefits from the independent Voluntary Employee Beneficiary Association ("VEBA") Trust (the "VEBA Trust"). We reserve the right to modify or terminate any of the postretirement health care and life insurance benefits provided by IPL. IPL recognized $23.8 million in pre-tax non-cash pension and other postretirement benefit costs for the VERPS in 2001.

On December 23, 2002, IPL executed an agreement with the administrator of the VEBA Trust to provide postretirement medical and life insurance benefits to the retirees in the second and third VERPS (151 participants) from their retirement until age 62, subject to our right to modify or terminate such benefits in the future. The additional cost is estimated to be $7.5 million to be amortized over 8 years. When those retirees reach age 62, they will be eligible for benefits from the VEBA Trust.

Defined Contribution Plans: All of IPL's employees are covered by one of two defined contribution plans, The Thrift Plan or The Wealth Accumulation Plan:

The Thrift Plan: Most employees of IPL are covered by the Thrift Plan, which is a defined contribution plan sponsored by IPL. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 4% of the participant's base compensation. Employer contributions to the Thrift Plan were $2.1 million, $1.2 million and $2.2 million for 2003, 2002 and 2001, respectively.

The Wealth Accumulation Plan: IPL's employees not covered by the Thrift Plan are covered by the AES Profit Sharing and Stock Ownership Plan, which is a defined contribution plan sponsored by AES. Participants elect to make contributions to the AES defined contribution plan based on a percentage of their taxable compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 5% of the participant's taxable compensation. In addition, the AES defined contribution plan has a profit sharing component where AES contributes a percentage of each employee's annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the AES defined contribution plan were $23 thousand, $3.4 million and $1.7 million for 2003, 2002 and 2001, respectively.

  OTHER POSTRETIREMENT BENEFITS

The Group Benefits Plan: IPL sponsors a group benefits plan which provides certain health care and life insurance benefits to active employees. Prior to October 20, 2000, the plan also provided certain health care and life insurance benefits to employees who retired from active service on or after attaining age 55 and had rendered at least 10 years of service. The postretirement benefit costs of this plan were funded through the VEBA Trust. On April 30, 2001, all assets of the VEBA Trust and its obligations were formally spun-off to an independent trustee into a newly formed plan, the Voluntary Employee Beneficiary Association Plan (the "VEBA Plan") that provides postretirement medical and life benefits to retirees who retired from IPL or IPALCO before October 20, 2000. In addition, people who were employed by IPL or IPALCO on October 20, 2000, who subsequently retire from IPL or IPALCO and who meet the retirement requirements of age 55 or older and 10 or more years service are eligible for postretirement health care benefits under the VEBA Trust. The VEBA Plan is sponsored and administered by an independent VEBA Committee.

Other postretirement benefit costs for the years ended December 31, 2003, 2002 and 2001, net of amounts capitalized were $1.6 million, $0.7 million and $2.8 million, respectively. As of December 31, 2003 and 2002 IPL had benefit obligations of $14.9 million and $12.7 million, respectively.

In November 2002, IPL and one bargaining unit of the International Brotherhood of Electrical Workers union reached an agreement whereby IPL will provide postretirement health care benefits through the end of their current contract to unit members who were hired by IPL after October 20, 2000. The plan was amended accordingly.

The following tables present information relating to other postretirement benefits:

                                                           2003       2002
Other Post Employment Benefits                          ---------- ----------
                                                             (In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                   $12,658     $9,504
Service cost                                                  188          -
Interest cost                                                 785        438
Actuarial (gain) loss                                       1,317       (775)
Plan amendments                                             1,685      5,111
Benefits paid                                              (1,732)    (1,620)
                                                        ---------- ----------
Benefit obligation at end of year                          14,901     12,658
                                                        ---------- ----------
Change in plan assets:
Employer contribution                                       1,732      1,620
Benefits paid                                              (1,732)    (1,620)
                                                        ---------- ----------
Fair value of plan assets at end of year                        -          -
                                                        ---------- ----------
Funded status                                             (14,901)   (12,658)
Unrecognized net gain (loss)                                  939       (377)
Unrecognized prior service cost                             7,903      7,070
                                                        ---------- ----------
Net amount recognized                                     ($6,059)   ($5,965)
                                                        ========== ==========

Other Post Employment Benefits                   2003    2002    2001
                                               ------------------------
Components of net periodic benefit cost:            (IN THOUSANDS)
Service cost                                      $188      $0      $0
Interest cost                                      785     438     396
Amortization of prior service cost                 853       -       -
Recognized actuarial gain                            -     399     440
                                               ------------------------
Net periodic postretirement benefit cost         1,826     837     836
Cost of special or contractual
  termination benefits recognized                    -       -   2,110
Less: amounts capitalized                          189     103      83
                                               ------------------------
Amount charged to expense                       $1,637    $734  $2,863
                                               ========================
Discount rate as of December 31                   6.00%   6.75%   7.25%

For measurement purposes, we assumed an annual rate of increase in the per capita cost of covered medical care benefits of 10.0% for 2004, gradually declining to 5.0% in 2008 and remaining level thereafter. In addition, we assumed an annual rate of increase in the per capita cost of covered prescription drugs of 15.0% for 2004, gradually declining to 5.0% in 2013 and remaining level thereafter. The effect of a one percentage point increase and decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs is $0.1 million and $(0.1) million, respectively. The effect of a one percentage point increase and decrease in the assumed health care cost trend rates on the accumulated postretirement benefit obligation for health care benefit costs is $1.2 million and $(1.1) million, respectively.

13. LAND HELD FOR SALE

In December 2003, IPL reached agreements to sell approximately 4,000 acres of undeveloped property near Martinsville, Indiana divided between two purchasers for an aggregate price of $13.2 million. This land is presented on IPL's balance sheet as of December 31, 2003 at $6.6 million. No gain or loss has been recognized in 2003. The sale to one of the purchasers was finalized in February 2004 and IPL expects to close the other sale in the first half of 2004. The site was being held as a possible site for a future power plant. IPL holds an option to purchase suitable acreage at a more optimal location to use as a potential power plant site.

14. COMMITMENTS AND CONTINGENCIES

IPALCO and certain former officers and directors of IPALCO are named as defendants in separate class action lawsuits under the Employment Retirement Income Security Act ("ERISA") and the Federal securities laws, respectively, each filed in the U.S. District Court for the Southern District of Indiana, and each making allegations regarding matters arising from the acquisition of IPALCO by AES. IPL is not a party to these suits. Since May, 2003, IPALCO, IPL, AES and certain former directors and officers of IPALCO and/or IPL received subpoenas from the Securities Division of the Indiana Secretary of State seeking information focused largely on circumstances surrounding the acquisition of IPALCO by AES. The Secretary of State's inquiry is ongoing, as recently indicated the Secretary of State's January 27, 2004 press release. IPALCO, IPL, AES and the individuals have produced various materials in response to the subpoenas. We do not expect these matters will have a material adverse effect on IPL's financial statements.

In November 2002, IPL was sued in a Fair Labor Standards Act ("FLSA") collective action lawsuit filed in the U.S. District Court for the Southern District of Indiana. The complaint alleges that certain of IPL's former supervisors were not paid overtime pay at the rate required by the FLSA. We believe that IPL did not violate the FLSA. While we cannot predict the outcome, we do not believe the suit will have a material adverse effect on IPL's financial statements.

IPL has been named as a defendant in approximately 84 pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. Many of the original primary defendants— the asbestos manufacturers— have filed for bankruptcy protection. IPL has insurance coverage for many of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged. Although we do not believe that any of the pending asbestos suits in which IPL is a named defendant will have a material adverse effect on our business or operations, we are unable to predict the number or effect any additional suits may have. Accordingly, we cannot assure that the pending or any additional suits will not have a material effect on IPL's financial statements.

In addition, IPL is involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on IPL's financial statements.

With respect to environmental issues, IPL has ongoing discussions with various regulatory authorities and we continue to believe that IPL is in compliance with its various permits. On October 27, 1998, the U.S. Environmental Protection Agency issued a final rule, referred to as the NOx SIP call, which imposes more stringent limits on NOx emissions from fossil fuel-fired steam electric generators. IPL's current estimates are the NOx SIP call will necessitate additional capital expenditures of approximately $109 million during 2004 and 2005 to achieve substantially all of the required NOx emission reductions. The scope of the construction program associated with NOx emission reductions could be reduced by purchasing some of the required NOx emission allowances in the market, subject to IURC approval.

As described in Note 3, on November 14, 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of CCT to allow IPL to meet the NOx emission limits imposed pursuant to the U.S. Environmental Protection Agency's NOx SIP call. The CCT constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and the IURC has approved ratemaking treatment applicable to such property through an ECCRA. The ratemaking treatment provided for in the IURC order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expenses and operation and maintenance expenses associated with these projects. The ratemaking treatment also provides for recovery of expenditures related to the purchase of NOx emission allowances, should such expenditures be made to supplement IPL's CCT construction projects. Such costs are deferred as Regulatory Assets on IPL's audited balance sheets (see Note 6). IPL may add the approved return on its CCT projects to its authorized annual net operating income in subsequent fuel adjustment charge proceedings. The increase in the amount of rate revenues and authorized net operating income resulting from IPL's CCT plan will be determined in periodic filings to the IURC to be made at intervals of no more often than every 6 months and will depend on the amount of cumulative investment, depreciation expenses, operation and maintenance expenses and actual NOx emission allowance purchases at the time of each of the filings. Our first ECCRAs were approved on August 20, 2003, and February 18, 2004.

Lease Commitments: IPL has capital leases expiring at various dates through 2008. Plant- in-service includes fixed assets under capital lease, net of accumulated depreciation, totaling $0.7 million at December 31, 2003. The interest component of capital leases as of December 31, 2003 is $0.2 million and the net present value of future minimum lease payments is $0.7 million. The current portion of this liability is recorded in other current liabilities and the noncurrent portion is recorded in miscellaneous on IPL's balance sheets. IPL also has operating leases expiring at various dates through 2009. Rental expense for the years ended December 31, 2003, 2002 and 2001 was $0.1 million, $0.2 million and $4.1 million respectively. The following table shows fixed future minimum lease payments as of December 31, 2003 for all capital leases and for operating leases with remaining noncancelable lease terms in excess of one year (in thousands):

                    2004   2005   2006   2007   2008 Thereafte   Total
Operating Leases  $1,582 $1,396 $1,292 $1,127   $976      $16  $6,389
Capital Leases      $358   $289    $84    $84    $84       $0    $899

15. RELATED PARTY TRANSACTION

Effective September 1, 2003, IPALCO and IPL entered into a property insurance program in which AES and other AES subsidiaries also participate. The program includes a policy issued by a third party insurance company for funding losses of the participants up to a total aggregate amount of $20 million. Funds to pay claims within this limit will be derived from premiums paid to this third party carrier by the participants and will be deposited into a trust fund owned by AES Global Insurance Company, a wholly-owned subsidiary of AES, but controlled by the third party carrier. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence. We believe that the combined cost of these policies is less than comparable insurance in the marketplace. During 2003, IPL paid approximately $1.5 million for 7 months worth of coverage under this program beginning September 1, 2003.

16. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. All of IPL's current business operations consist of the generation, transmission, distribution and sale of electric energy, and therefore IPL has only one reportable segment.

17. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2003, and 2002, by quarter, are as follows (in thousands):

                                2003
                           --------------------------------------------------------
                              March 31      June 30     September 30  December 31
                           --------------------------------------------------------
Utility operating revenue       $220,043      $187,694      $220,990      $203,493
Utility operating income          53,472        34,648        51,315        47,148
Net income                        44,137        25,378        41,318        35,051

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

************

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

  Disclosure Controls and Procedures. Our chief executive officer and our chief financial officer, based on the evaluation of IPALCO's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) required by paragraph (b) of Rules 13a-15 or 15d-15, have concluded that as of December 31, 2003, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable pursuant to General Instruction I of the Form 10-K.

Item 13. Certain Relationships and Related Transactions

Not applicable pursuant to General Instruction I of the Form 10-K.

Item 14. Principal Accounting Fees and Services.

The Financial Audit Committee of AES pre-approved the audit and non-audit services provided by the independent auditor for 2003 for itself and its subsidiaries, including IPALCO and its subsidiaries. The AES Financial Audit Committee maintained its policy established in 2002 within which to judge if the independent auditor may be eligible to provide certain services outside of its main role as outside auditor. Services within the established framework include audit and related services and certain tax services. Services outside of the framework require AES Financial Audit Committee approval prior to the performance of the service. The Sarbanes-Oxley Act of 2002 addresses auditor independence and this framework is consistent with the provisions of the Act. No services were approved after the fact by the AES Financial Audit Committee that were considered to be de minimis pursuant to Regulation S-X of the Securities Exchange Act of 1034, as amended.

In addition to the pre-approval policies of the AES Financial Audit Committee, the IPALCO Board of Directors has established a pre-approval policy for audit, audit related, and certain tax and other non-audit services for 2004. The Board of Directors will specifically approve the annual audit services engagement letter, including terms and fees, with the independent auditor. Other audit, audit related and tax consultation services specifically identified in the pre-approval policy are pre-approved by the Board of Directors on an annual basis, subject to review of the policy at least annually. This pre-approval allows management to request the specified services on an as-needed basis during the year. Any such services are reviewed with the Board of Directors on a timely basis. Any audit or non-audit services that involve a service not listed on the pre-approval list must be specifically approved b the Board of Directors prior to commencement of such work.

The following table lists fees and services provided by IPALCO's principal accountants:

                                                    2003       2002
                                                 ----------------------
                                                     (IN THOUSANDS)
Audit Fees                                         $525,275   $369,200
Audit Related Fees*                                  40,000     47,500
Tax Fees                                             17,350    122,695
                                                 ----------------------
Total Principal Accoutning Fees and Services       $582,625   $539,395
                                                 ======================
* Represents fees for the audit of IPL's employee benefit plans.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  Exhibits
Exhibit
Number  Document
------- -------------------------------------------------------------------------------------
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
        Third Supplemental Indenture dated as of April 1, 1949
        Tenth Supplemental Indenture dated as of October 1, 1960
        Eighteenth Supplemental Indenture dated as of February 15, 1974
        Thirty-Fourth Supplemental Indenture dated as of October 15, 1991
        Thirty-Fifth Supplemental Indenture dated as of August 1, 1992
        Thirty-Sixth Supplemental Indenture dated as of April 1, 1993
        Thirty-Seventh Supplemental Indenture dated as of October 1, 1993
        Thirty-Ninth Supplemental Indenture dated as of February 1, 1994
        Fortieth Supplemental Indenture dated as of February 1, 1994
        Forty-First Supplemental Indenture dated as of January 15, 1995
        Forty-Second Supplemental Indenture dated as of January 15, 1995
        Forty-Second Supplemental Indenture dated as of October 1, 1995
        Forty-Third Supplemental Indenture dated as of August 1, 2001
        Forty-Fourth Supplemental Indenture dated as of August 1, 2001
        Forty-Fifth Supplemental Indenture dated as of August 1, 2001
        Forty-Sixth Supplemental Indenture dated as of August 1, 2001
        Forty-Seventh Supplemental Indenture dated as of August 1, 2003 (Incorporated by reference to Exhibit No. 10.1 to IPALCO's June 30, 2003 Form 10-Q)
        Forty-Eighth Supplemental Indenture dated as of January 1, 2004

4.5     Rights Agreement dated as of June 28, 1990, as amended and restated as of
         April 28, 1998, Between IPALCO and First Chicago Trust Company of New York
         (Rights Agent) (Incorporated by reference to IPALCO's Registration
         Statement of Form 8-A/A filed April 29, 1998)
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
         CINERGY Services, Inc. as modified through Amendment Number 9 (The Third
         Amendment amends and restates the complete agreement between the parties)
10.3*   Interconnection Agreement dated December 2, 1969, between IPL and Southern
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
10.7*   Receivables Sale Agreement among IPL Funding Corporation as the Seller, ABN AMRO
         Bank N.V., as the agent, the Liquidity Providers from time to time party thereto,
         ABN AMRO Bank N.V. as the enhancer and Windmill Funding Corporation dated as of
         December 20, 1996, together with annual amendments from 1997 through 2001
10.8    Sixth amendment, dated as of June 28, 2002 to Receivables Sale Agreement referenced above as Exhibit 10.7 (Incorporated by reference to Exhibit No.
         10.3 to IPALCO's June 30, 2002 Form 10-Q)
10.9    Seventh amendment dated as of September 30, 2002, to Receivables Sale Agreeement
         referenced above as Exhibit 10.7 (Incorporated by reference to Exhibit No. 10.9 to IPALCO's 2002 Form 10-K)
10.10   Eighth amendment and waiver dated as of October 30, 2002, to Receivables
         Sale Agreement referenced above as Exhibit 10.7 (Incorporated by reference to Exhibit No. 10.1 to IPALCO's September 30, 2002 Form 10-Q)
10.11   Ninth amendment dated as of December 30, 2002, to Receivables Sale
         Agreement referenced above as Exhibit 10.7 (Incorporated by reference to
         Exhibit No. 10.11 to IPALCO's 2002 Form 10-K)
10.12   Tenth amendment dated as of December 30, 2002, to Receivables Sale Agreement referenced above as Exhibit 10.7 (Incorporated by reference to Exhibit
         No. 10.2 to IPALCO's September 30, 2003 Form 10-Q)
10.13*  Indemnity Agreement dated as of December 20, 1996, between IPL and ABN AMRO
         Bank N.V., as the agent
10.14*  Subordination Agreement dated as of December 20, 1996, between IPL, IPL
         Funding Corporation and ABN AMRO Bank N.V., as the agent
10.15*  Revolving Subordinated Promissory Note between IPL Funding Corporation and
         IPL dated December 20, 1996
10.16*  Remarketing Agreement between IPL and J.P. Morgan Securities, Inc. dated June 15,
         2001 for the remarketing of the $40,000,000 City of Petersburg, Indiana, Pollution
         Control Refunding Revenue Bonds, Adjustable Rate Tender Securities, Series 1995B
10.17   Credit Agreement by and among IPL, the various financial institutions party hereto, and Lasalle Bank National Association, as agent, dated as of June 14, 2002
         (Incorporated by reference to Exhibit No. 10.1 to IPALCO's June 30, 2002 Form 10-Q)
10.18   Credit Agreement Among IPL, the Institutions from time to time Parties Thereto, as
         Lenders, and Lasalle Bank National Association, as Agent, Dated as of June 4, 2003
         (Incorporated by reference to Exhibit No. 10.2 to IPALCO's June 30, 2003 Form 10-Q)
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

IPALCO ENTERPRISES, INC.
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2003, 2002 and 2001
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
-----------------------------------------------------------------------------------------------------

Year ended December 31, 2003
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts                   $1,556          $3,411        $0         $3,314      $1,653

Year ended December 31, 2002
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts                   $1,095          $3,773        $0         $3,312      $1,556

Year ended December 31, 2001
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts                   $1,794          $2,438        $0         $3,137      $1,095

INDIANAPOLIS POWER & LIGHT COMPANY
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2003, 2002 and 2001
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
------------------------------------------------------------------------------------------
Year ended December 31, 2003
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts             $1,526      $3,411          $0      $3,298      $1,639

Year ended December 31, 2002
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts             $1,065      $3,768          $0      $3,307      $1,526

Year ended December 31, 2001
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts             $1,608      $2,358          $0      $2,901      $1,065

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its b by the undersigned, thereunto duly authorized.

IPALCO ENTERPRISES, INC.

By:	/s/ Ann D. Murtlow

Ann D. Murtlow
President and Chief Executive Officer
March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                                Capacity                             Date
--------------------------  --------------------------------------------------  -----------------
/s/ Ann D. Murtlow          President, Chief Executive Officer and Director     March 11, 2004
--------------------------  (Principal Executive Officer)
Ann D. Murtlow

/s/ Joseph C. Brandt        Chairman of the Board and Director and Executive    March 11, 2004
--------------------------  Vice President, Chief Operating Officer of
Joseph C. Brandt            Integrated utilities and Chief Restructuring
                            Officer of AES

                            Senior Vice President - Financial Services, Chief
/s/ Hamsa Shadaksharappa    Financial Officer, Secretary and Director           March 11, 2004
--------------------------  (Principal Financial and Accounting Officer)
Hamsa Shadaksharappa

/s/ Stephen Corwell         Senior Vice President - Corporate Affairs and       March 11, 2004
--------------------------  Director
Stephen Corwell
                                                                                March 11, 2004
                            Director
--------------------------
Andres Gluski                                                                   March 11, 2004

                            Director
--------------------------
Kenneth Uva