Form 10-Q
period 2004-03-31
IPALCO ENTERPRISES INC
filed 2004-05-12
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

On May 10, 2004, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

                                                            Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                              2004       2003
                                                           ---------- ----------
ELECTRIC UTILITY OPERATING REVENUES                        $ 214,628  $ 220,043

UTILITY OPERATING EXPENSES:
 Operation:
   Fuel                                                       45,855     45,042
   Other operating expenses                                   26,617     26,672
 Power purchased                                               2,683      5,143
 Maintenance                                                  19,691     19,295
 Depreciation and amortization                                29,496     29,618
 Taxes other than income taxes                                 8,929      8,909
 Income taxes-net                                             28,077     31,892
                                                           ---------- ----------
  Total operating expenses                                   161,348    166,571
                                                           ---------- ----------
UTILITY OPERATING INCOME                                      53,280     53,472
                                                           ---------- ----------
OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used during construction           1,039        930
 Gain (loss) on sales of assets, net                             854       (842)
 Other-net                                                     1,012       (266)
 Income tax benefit-net                                        6,214      6,521
                                                           ---------- ----------
  Total other income (deductions)-net                          9,119      6,343
                                                           ---------- ----------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt                                   28,381     24,625
 Other interest                                                  125        123
 Allowance for borrowed funds used during construction          (720)      (445)
 Amortization of redemption premiums and expense on
  debt-net                                                       604        738
 Preferred dividends of subsidiary                               803        803
                                                           ---------- ----------
  Total interest and other charges-net                        29,193     25,844
                                                           ---------- ----------
NET INCOME                                                 $  33,206  $  33,971
                                                           ========== ==========

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In Thousands)

                                                              March 31,  December 31,
                                                                2004         2003
                                                            ------------ ------------
                           ASSETS
UTILITY PLANT:
 Utility plant in service                                   $ 3,216,531  $ 3,205,454
 Less accumulated depreciation                                1,295,403    1,277,373
                                                            ------------ ------------
     Utility plant in service - net                           1,921,128    1,928,081
 Construction work in progress                                  201,063      160,774
 Land held for sale                                               2,465        6,623
 Property held for future use                                     1,085        1,085
                                                            ------------ ------------
     Utility plant - net                                      2,125,741    2,096,563
                                                            ------------ ------------
OTHER ASSETS:
 Nonutility property - at cost, less
  accumulated depreciation                                        1,508        1,511
 Other investments                                                6,656        7,762
                                                            ------------ ------------
     Other assets - net                                           8,164        9,273
                                                            ------------ ------------
CURRENT ASSETS:
 Cash and cash equivalents                                       29,328       13,974
 Accounts receivable and unbilled revenue (less allowance
  for doubtful accounts of $1,922 and $1,653, respectively)      42,606       44,155
 Fuel - at average cost                                          27,245       29,803
 Materials and supplies - at average cost                        47,610       47,056
 Net income tax refunds receivable                                  222       11,397
 Prepayments and other current assets                             6,377        4,574
                                                            ------------ ------------
     Total current assets                                       153,388      150,959
                                                            ------------ ------------
DEFERRED DEBITS:
 Regulatory assets                                              191,464      200,743
 Miscellaneous                                                   33,800       30,954
                                                            ------------ ------------
     Total deferred debits                                      225,264      231,697
                                                            ------------ ------------
             TOTAL                                          $ 2,512,557  $$2,488,492
                                                            ============ ============
               CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common shareholder's deficit:
   Premium on 4% cumulative preferred stock                 $       649  $      $649
   Paid in capital                                                  245          104
   Accumulated deficit                                          (75,305)     (64,111)
   Accumulated other comprehensive loss                         (58,047)     (58,420)
                                                            ------------ ------------
     Total common shareholder's deficit                        (132,458)    (121,778)
 Cumulative preferred stock of subsidiary                        59,135       59,135
 Long-term debt (less current maturities and sinking
  fund requirements)                                          1,502,008    1,482,011
                                                            ------------ ------------
     Total capitalization                                     1,428,685    1,419,368
                                                            ------------  -----------
CURRENT LIABILITIES:
  Current maturities and sinking fund requirements                  300          300
  Accounts payable                                               39,157       49,074
  Accrued expenses                                               16,064       20,221
  Dividends payable                                                 803          868
  Accrued real estate and personal property taxes                18,387       14,662
  Accrued income and other taxes                                 20,218        3,873
  Accrued interest                                               38,347       25,759
  Customer deposits                                              10,712       10,428
  Other current liabilities                                         879        1,746
                                                            ------------ ------------
     Total current liabilities                                  144,867      126,931
                                                            ------------ ------------
 LONG-TERM LIABILITIES:
 Accumulated deferred income taxes - net                        414,569      425,690
 Regulatory liabilities and other removal costs                 366,301      361,221
 Unamortized investment tax credit                               27,496       28,173
 Accrued postretirement benefits                                  6,274        6,059
 Accrued pension benefits                                       114,035      112,574
 Miscellaneous                                                   10,330        8,476
                                                            ------------ ------------
     Total deferred credits and other long-term liabilities     939,005      942,193
                                                            ------------ ------------
COMMITMENTS AND CONTINGENCIES (Note 10)

             TOTAL                                          $ 2,512,557  $ 2,488,492
                                                            ============ ============

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                            Three Months Ended
                                                              March 31,
                                                          ---------- ---------
                                                             2004       2003
                                                          ---------  ---------
Cash Flows from Operations:
 Net income                                              $  33,206  $  33,971
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           29,891     29,722
    Amortization of regulatory assets                          673        718
    Deferred income taxes and investment tax credit
      adjustments - net                                     (2,277)     3,911
    Gain on sale of land held for sale                      (4,127)        --
    (Gain) loss on sales of assets, net                       (854)       842
    Loss on investments                                        154        165
    Allowance for funds used during construction            (1,759)    (1,375)
  Change in certain assets and liabilities:
    Accounts receivable                                      1,549      2,101
    Fuel, materials and supplies                             2,004       (110)
    Net income taxes receivable or payable                  28,644     (2,802)
    Accounts payable and accrued expenses                  (13,496)    (3,208)
    Accrued other taxes                                      2,601      7,343
    Accrued pension benefits                                 1,461    (16,773)
    Accrued interest                                        12,588     11,649
    Other - net                                               (446)    (3,302)
                                                          ---------  ---------
Net cash provided by operating activities                   89,812     62,852
                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures - utility                      (55,269)   (26,704)
  Proceeds from sales of assets                              9,206         --
  Other                                                     (2,948)    (2,406)
                                                          ---------  ---------
Net cash used in investing activities                      (49,011)   (29,110)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                      98,953         --
  Retirement of long-term debt                             (80,000)        --
  Dividends on common stock                                (44,400)        --
                                                          ---------  ---------
Net cash used in financing activities                      (25,447)        --
                                                          ---------  ---------
Net change in cash and cash equivalents                     15,354     33,742
Cash and cash equivalents at beginning of period            13,974     31,429
                                                          ---------  ---------
Cash and cash equivalents at end of period               $  29,328  $  65,171
                                                          =========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                 $  15,199  $  12,657
                                                          =========  =========
    Income taxes                                         $      --  $  24,500
                                                          =========  =========

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION

IPALCO Enterprises, Inc. ("IPALCO") is a wholly-owned subsidiary of The AES Corporation ("AES"). IPALCO owns all of the outstanding common stock of its subsidiaries. These include its regulated utility subsidiary, Indianapolis Power & Light Company ("IPL") and its unregulated subsidiary, Mid-America Capital Resources, Inc. ("Mid- America"). IPL is an electric utility with its customer base concentrated in Indianapolis, Indiana and is the primary subsidiary of IPALCO. Mid-America conducts IPALCO's unregulated activities.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of IPALCO, IPL and Mid-America. All significant intercompany amounts have been eliminated. The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation, consisting of only normal recurring adjustments, have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. Certain amounts from prior year financial statements have been reclassified to conform to the current year presentation. These unaudited financial statements have been prepared in accordance with the accounting policies described in IPALCO's audited financial statements for the year ended December 31, 2003, included in its annual report on Form 10-K and should be read in conjunction therewith.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIE") and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and thus improve comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. In December 2003, the FASB issued as a revision to the original Interpretation ("FIN 46-R") to codify both the proposed modifications and other decisions previously issued through certain FASB Staff Positions into one document. FIN 46-R currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 is to be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. The application of FIN 46 and FIN 46-R did not have any impact on IPALCO's consolidated financial statements as neither IPALCO nor any of its consolidated subsidiaries obtained any interest in a VIE since January 31, 2003 or is the primary beneficiary in any VIE.

4. SEGMENT INFORMATION

IPALCO's operations are made up almost entirely of its ownership of IPL, its consolidated electric utility, which is a reportable business segment. In addition, IPALCO has outstanding $750 million of Senior Secured Notes (the "IPALCO Notes"); approximately $1.6 million and $2.5 million of nonutility cash and cash equivalents, as of March 31, 2004 and December 31, 2003, respectively; nonutility investments of $5.8 million and $6.1 million at March 31, 2004 and December 31, 2003, respectively; and income taxes related to those items. There was no operating income for any nonutility activities during the periods covered by this report. Nonutility assets represented less than 1% of IPALCO's total assets as of March 31, 2004 and December 31, 2003 and there were no nonutility capital expenditures during the three month periods ended March 31, 2004 and 2003.

5. INDEBTEDNESS

On January 13, 2004, IPL issued $100 million of 6.60% first mortgage bonds due January 1, 2034. The net proceeds of approximately $99 million were used to retire $80 million of 6.05% first mortgage bonds due February 1, 2004 and to reimburse IPL's treasury for expenditures previously incurred in connection with its capital expenditure program.

6. PENSION BENEFITS

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

The following table presents information relating to the Defined Benefit Pension Plan and supplemental retirement plan:

                                                       For the Three Months
                                                         Ended March 31,
                                                       --------------------
                                                          2004      2003
                                                       --------------------
Pension Benefits                                          (IN THOUSANDS)

Components of net periodic benefit cost
Service cost                                                $914      $926
Interest cost                                              6,426     6,743
Expected return on plan assets                            (6,717)   (5,674)
Amortization of prior service cost                            33        33
Recognized actuarial gain                                    953       670
                                                       --------------------
Net periodic benefit cost                                 $1,609    $2,698
                                                       ====================

In April 2004, pension legislation was passed which decreased the present value of IPALCO's current pension fund liabilities and lowered IPALCO's pension funding requirements in the short-term. As a result, IPALCO can achieve the minimum desired level of funding in 2004 (90%) with approximately $5.7 million of contributions. Management is still evaluating whether it is economically attractive to discretionally fund in excess of this amount. IPALCO did not make any pension funding contributions during the three months ended March 31, 2004.

7. OTHER POSTRETIREMENT BENEFITS

The Group Benefits Plan: IPL sponsors a group benefits plan which provides certain health care and life insurance benefits to active employees. Prior to October 20, 2000, the plan also provided certain health care and life insurance benefits to employees who retired from active service on or after attaining age 55 and had rendered at least 10 years of service. The postretirement benefit costs of this plan were funded through an independent voluntary employee beneficiary association ("VEBA") trust (the "VEBA Trust"). On April 30, 2001, all assets of the VEBA Trust and its obligations were formally spun-off to an independent trustee into a newly formed plan, the VEBA Plan (the "VEBA Plan") that provides postretirement medical and life benefits to retirees who retired from IPL or IPALCO before October 20, 2000. In addition, people who were employed by IPL or IPALCO on October 20, 2000, who subsequently retire from IPL or IPALCO and who meet the retirement requirements of age 55 or older and 10 or more years service are eligible for postretirement health care benefits under the VEBA Trust. The VEBA Plan is sponsored and administered by an independent VEBA committee.

In November 2002, IPL and one bargaining unit of the International Brotherhood of Electrical Workers union reached an agreement whereby IPL will provide postretirement health care benefits through the end of their current contract to unit members who were hired by IPL after October 20, 2000. The plan was amended accordingly.

The following table presents the components of period benefit costs for other postretirement benefits:

                                                       For the Three Months
                                                          Ended March 31,
                                                       --------------------
                                                          2004      2003
                                                       --------------------
             Other Postretirement Benefits               (IN THOUSANDS)

Components of net periodic benefit cost
Service cost                                                $197       $47
Interest cost                                                207       196
Amortization of prior service cost                           235       214
                                                       --------------------
Total periodic benefit cost                                 $639      $457
                                                       ====================

8. LAND SALES

In December 2003, IPL reached agreements to sell approximately 4,000 acres of undeveloped property near Martinsville, Indiana divided between two purchasers for an aggregate price of $13.2 million. This land is presented on IPALCO's consolidated balance sheet as of March 31, 2004 and December 31, 2003 at $2.5 million and $6.6 million, respectively. The sale to one of the purchasers was finalized in February 2004 for $7.4 million net proceeds with a gain of $4.1 million and the other sale was closed in April 2004 with net proceeds of $4.3 million and a gain of approximately $1.8 million. In accordance with regulatory accounting, the $4.1 million gain from the February 2004 sale is included as a reduction of other operating expenses on IPALCO's consolidated income statement for the three months ended March 31, 2004.

9. LONG TERM COMPENSATION PLAN

During 2004, all non-union employees of IPL began participating in the AES Long Term Compensation Plan, a deferred compensation program. Participants receive deferred compensation in the form of cash, restricted shares of AES common stock and options to purchase shares of AES common stock. All three of such components vest in thirds over a three-year period. Total deferred compensation expense recorded during the first quarter of 2004, was $0.3 million and was included in Other Operating Expenses on IPALCO's consolidated statement of income.

10. COMMITMENTS AND CONTINGENCIES

Legal

IPALCO and certain former officers and directors of IPALCO are named as defendants in separate class action lawsuits under the Employment Retirement Income Security Act ("ERISA") and the Federal securities laws (see below), respectively, each filed in the U.S. District Court for the Southern District of Indiana, and each making allegations regarding matters arising from the acquisition of IPALCO by AES. The ERISA suit alleges breach of fiduciary duties with respect to shares held in IPL's 401(k) thrift plan. While we cannot predict the outcomes, we do not believe that the suits will have a material adverse effect on IPALCO's consolidated financial statements.

Since May, 2003, IPALCO, IPL, AES and certain former directors and officers of IPALCO and/or IPL received subpoenas from the Securities Division of the Indiana Secretary of State seeking information focused largely on circumstances surrounding the acquisition of IPALCO by AES. The Secretary of State's inquiry is ongoing, as recently indicated in the Secretary of State's January 27, 2004 press release. IPALCO, IPL, AES and the individuals have produced various materials in response to the subpoenas. While we can not predict the outcome, we do not expect these matters will have a material adverse effect on IPALCO's consolidated financial statements.

In November 2002, IPL was sued in a Fair Labor Standards Act ("FLSA") collective action lawsuit filed in the U.S. District Court for the Southern District of Indiana. The complaint alleges that certain of IPL's current and former employees were not paid overtime pay at the rate required by the FLSA. We believe that IPL did not violate the FLSA. While we cannot predict the outcome, we do not believe the suit will have a material adverse effect on IPALCO's consolidated financial statements.

In September 2002, IPALCO and certain of its former officers and directors were sued in the U.S. District Court for the Southern District of Indiana in connection with IPALCO's acquisition by AES. That suit has now been consolidated with other actions in that court with the result that the only remaining IPALCO defendants are three former officers who are insured under IPALCO's liability insurance policies. The lawsuit purports to be filed on behalf of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock. The complaint alleges violations of Section 11 of the Securities Act; Sections 10(b), 14(a) and 20(a) of the Exchange Act and Rules 10b-5 and 14a-9. We believe that the IPALCO defendants have meritorious defenses to the suit. While we cannot predict the outcome, we do not believe that the suit will have a material adverse effect on IPALCO's consolidated financial statements.

As of March 31, 2004, IPL has been named as a defendant in approximately 90 pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. Many of the original primary defendants— the asbestos manufacturers— have filed for bankruptcy protection. IPL has insurance coverage for many of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged. Although we do not believe that any of the pending asbestos suits in which IPL is a named defendant will have a material adverse effect on IPALCO's business or operations, we are unable to predict the number or effect any additional suits may have. Accordingly, we cannot assure that the pending or any additional suits will not have a material effect on IPALCO's consolidated financial statements.

In addition, IPALCO is involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on IPALCO's consolidated financial statements.

Environmental

With respect to environmental issues, IPL has ongoing discussions with various regulatory authorities and we continue to believe that IPL is in compliance with its various permits. On October 27, 1998, the U.S. Environmental Protection Agency issued a final rule, referred to as the NOx SIP call, which imposes more stringent limits on NOx emissions from fossil fuel-fired steam electric generators. IPL's current estimates are the NOx SIP call will necessitate additional capital expenditures of approximately $109 million during 2004 and 2005 to achieve substantially all of the required NOx emission reductions. The scope of the construction program associated with NOx emission reductions could be reduced by purchasing some of the required NOx emission allowances in the market, subject to approval by the Indiana Utility Regulatory Commission ("IURC").

On November 14, 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of clean coal technology ("CCT") to allow IPL to meet the NOx emission limits imposed pursuant to the U.S. Environmental Protection Agency's NOx SIP call. The CCT constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and the IURC has approved ratemaking treatment applicable to such property through an Environmental Compliance Cost Recovery Adjustment ("ECCRA"). The ratemaking treatment provided for in the IURC order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expenses and operation and maintenance expenses associated with these projects. Such costs are deferred as regulatory assets on IPALCO's balance sheets. The ratemaking treatment also provides for recovery of expenditures related to the purchase of NOx emission allowances, should such expenditures be made to supplement IPL's CCT construction projects. IPL may add the approved return on its CCT projects to its authorized annual net operating income in subsequent fuel adjustment charge proceedings. The increase in the amount of rate revenues and authorized net operating income resulting from IPL's CCT plan will be determined in periodic filings to the IURC to be made at intervals of no more often than every 6 months and will depend on the amount of cumulative investment, depreciation expenses, operation and maintenance expenses and actual NOx emission allowance purchases at the time of each of the filings. Our first ECCRAs were approved on August 20, 2003, and February 18, 2004.

As of March 31, 2004 and December 31, 2003, Mid-America had a commitment to invest additional capital of $3.8 million in EnerTech Capital Partners II L.P. ("EnerTech"), a venture capital fund. IPALCO has guaranteed the prompt payment of this commitment when it may become due pursuant to the terms of the partnership agreement between Mid-America and EnerTech. As required by GAAP, there is no liability on the accompanying balance sheets for this guarantee.

In connection with the sale of the Cleveland Energy Resources assets, Cleveland Thermal Energy Corporation and Cleveland District Cooling Corporation have agreed to indemnify the buyer on an after-tax basis from and against all losses arising out of: any liabilities excluded from the sale; and certain litigation and environmental matters existing at the closing date, November 2, 2000. IPALCO has guaranteed this indemnification up to $14.6 million. Claims regarding a breach of an environmental representation or regarding an excluded liability must be brought on or before November 2, 2004. The indemnification provided for under this agreement will in no event exceed the total aggregate purchase price, or $14.6 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" including, in particular, the statements about our plans, strategies and prospects under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words "could," "may," "predict," "anticipate," "would," "should," "believe," "estimate," "expect," "forecast," "project," "objective," and similar expressions are intended to identify forward-looking statements.

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to: our ownership by AES, changes in our credit ratings, performance of pension plan assets, fluctuations in customer growth and demand, weather and weather-related damage, fuel costs, generating unit availability and capacity, purchased power costs and availability, regulatory action, environmental matters, federal and state legislation, interest rates, availability and cost of capital, labor strikes, maintenance and capital expenditures, local economic conditions, the ultimate disposition of litigation, the specific needs of plants to perform unanticipated facility maintenance or repairs or outages, the timing of deregulation and competition, product development and technology changes. Most of these factors affect us through our consolidated subsidiary, IPL. These factors are difficult to predict, contain uncertainties that may materially affect actual results and are beyond our control. We undertake no obligation to publicly update or review any forward- looking information, future events or otherwise.

Overview

IPALCO Enterprises, Inc. is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is Indianapolis Power & Light Company, a regulated utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc., is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund, valued at $3.5 million, as of March 31, 2004. Our business segments are electric and "all other."

IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 455,000 customers in the city of Indianapolis and neighboring areas within the state of Indiana. IPL has an exclusive right to provide retail electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. Approximately 99% of the total electricity produced by IPL is generated from coal. Natural gas and fuel oil combined to provide the remaining kWh generation (primarily for peaking capacity). IPL's net electric generation capability for winter and summer is 3,356 and 3,238 megawatts, respectively. Our overall corporate mission is to serve our community's need for electric power in ways that benefit all of our stakeholders, to build long-term value for our shareholder, and to assure sustained excellence in performance for our owner, our people, and other individuals and organizations which depend upon our company.

Material changes in our consolidated financial condition and results of operations, except where noted, are attributed to the operations of IPL. Consequently, the following discussion is centered on IPL.

RESULTS OF OPERATIONS

Comparison of Quarters Ended March 31, 2004 and March 31, 2003

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. Our first quarter 2004 net income of $33.2 million decreased $0.8 million from net income of $34.0 million in the first quarter of 2003. The following discussion highlights the significant factors contributing to this change.

Operating Revenues

Operating revenues decreased by $5.4 million during the three-month period ended March 31, 2004 compared to the prior year as a result of the following (dollars in thousands):

                            March 31,  March 31,  Increase  Percentage
                              2004       2003    (Decrease)   Change
                           ----------  --------- ---------- -----------
Retail Revenues              $201,487   $202,721    ($1,234)      -0.6%
Wholesale Revenues              9,645     15,015     (5,370)     -35.8%
Miscellaneous Revenues          3,496      2,307      1,189       51.5%
                           ----------  --------- -----------
Total Operating Revenues     $214,628   $220,043    ($5,415)      -2.5%
                           ==========  ========= ===========

Heating Degree Days             2,780      3,106       (326)     -10.5%
Cooling Degree Days                 3          0          3        N/A

The decrease in wholesale revenues was primarily due to a 33.3% decrease in the quantity of wholesale kWh's sold and a 3.7% decrease in the average price per kWh sold. The average market price per kWh decreased approximately 7.1% during the comparative periods. In addition, during the first quarter of 2004, we had less excess kWh output available for wholesale sales as a result of units being offline for portions of 2004 for scheduled maintenance overhauls and capital improvements to reduce NOx emissions. The $1.2 million increase in miscellaneous revenues is primarily the result of $1.1 million of revenues from the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO"). The Midwest ISO was established as a non-profit organization to maintain functional control over the combined transmission systems of its members. As a transmission owner, IPL receives a portion of the transmission service revenues from all wholesale kWh sales on the Midwest ISO network based on its percentage of transmission system investment within the Midwest ISO footprint. In addition, IPL pays the Midwest ISO an added transmission cost on its retail load and a fee for each wholesale transaction. A portion of the additional transmission cost paid to the Midwest ISO is deferred as a regulatory asset and the remaining transmission costs, along with all transaction fees, are expensed in other operating expenses. Our total revenues from the Midwest ISO for 2004 are expected to be approximately $3 million to $4 million and the portion of Midwest ISO costs that are expensed are expected to be approximately $2 million to $2.5 million in 2004.

Operating Expenses

Operating expenses decreased $5.2 million, or 3.1% during the three months ended March 31, 2004, as compared to the same period in 2003. This decrease is primarily the result of a $4.1 million gain in 2004 on the sale of land held for sale; a $3.8 million decrease in income taxes; and a $2.5 million decrease in power purchased; partially offset by a $3.8 million decrease in gains on sales of sulfur dioxide ("SO2") allowances. In accordance with regulatory accounting, both the gain on the sale of land held for sale and the gain on sales of sulfur dioxide allowances are included as a reduction of other operating expenses on IPALCO's consolidated income statements. In April 2004, IPL finalized the sale of the remaining land held for sale with net proceeds of $4.3 million and a gain of approximately $1.8 million. The decrease in income taxes is primarily the result of the decrease in pre-tax income and a decrease in the flow-through tax expense from depreciation of $1.6M. The $2.5 million decrease in purchased power during the first quarter of 2004, as compared to the same period in 2003, was primarily due to higher than normal power purchases in March of 2003 totaling $4.5 million, which was $3.4 million higher than in March 2004. The high cost of power purchases in March of 2003 was the result of a combination of (i) a scheduled maintenance outage during March of 2003 on our largest base load coal fired unit (ii) colder than normal temperatures (iii) higher than normal wholesale energy prices and (iv) an unscheduled maintenance outage on another of our large coal fired units. The combination of these factors resulted in us purchasing more energy and at higher than normal prices.

We do not expect to sell SO2 allowances in the foreseeable future and therefore we do not expect to have gains as we did in 2003. IPL projects to exceed the SO2 Environmental Protection Agency ("EPA") emissions allowance cap in 2004 and to purchase SO2 allowances as necessary to remain in compliance with EPA regulations. Historically, the price of such allowances has been volatile and therefore it is difficult to predict what our cost may be in the future. Based on current prices, we anticipate spending approximately $2 million per year beginning in 2004, increasing to approximately $5 million in 2006 for SO2 allowances.

Primarily as a result of the foregoing, utility operating income decreased $0.2 million or 0.4% during the first quarter of 2004 from the same period in 2003.

Other Income and Deductions

Other income and deductions increased from income of $6.3 million in 2003 to $9.1 million in 2004, primarily due to dividend income received in 2004 of $1.4 million, a $0.9 million gain on the sale of noncore real estate assets in 2004 and a $0.8 million loss in 2003 on the sale of 1/3 of our ownership interest in EnerTech.

Interest and Other Charges

Interest and other charges increased $3.3 million to $29.2 million in the first quarter of 2004 as compared to the same period in 2003. This increase is primarily the result of additional interest expense of $1.7 million, and $1.5 million on the issuances of $110 million and $100 million of first mortgage bonds by IPL on August 6, 2003 and January 13, 2004, respectively, and a $0.9 million increase in interest expense on the IPALCO Notes due to a 50 basis point increase, beginning May 15, 2003, in the interest charged as a result of ratings downgrades, partially offset by a $0.8 million decrease from the retirement of $80 million of first mortgage bonds at IPL on February 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, IPALCO had cash and cash equivalents of $29.3 million. In addition, IPL has available borrowing capacity of $74.3 million, after existing letters of credit, under its $75.0 million committed credit facilities. All long-term borrowings by IPL must first be approved by the IURC and the aggregate amount of IPL's short-term borrowings must be approved by the Federal Energy Regulatory Commission ("FERC"). IPL has obtained approval from FERC to borrow the amounts available on its existing credit facilities. Also, IPL and IPALCO have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under their existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its committed credit facilities, refinance existing debt, issue an additional $30 million of long-term debt approved by the IURC and incur certain other indebtedness. We believe that existing cash balances, cash generated from operating activities and borrowing capacity on IPL's committed credit facilities will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on IPL's committed credit facilities and (iv) additional debt financing.

On January 13, 2004, IPL issued $100 million of 6.60% first mortgage bonds due January 1, 2034. The net proceeds of approximately $99 million were used to retire $80 million of 6.05% first mortgage bonds due February 2004 and to reimburse IPL's treasury for expenditures previously incurred in connection with its capital expenditure program.

Capital Requirements. Our capital requirements are primarily related to IPL's construction expenditures needed to meet customers' needs for electricity and for environmental compliance. IPL's construction expenditures totaled $55.3 million during the three months ended March 31, 2004. This represented an increase of $28.6 million from the comparable period in 2003, primarily due to expenditures associated with new environmental standards imposed by the EPA relating to NOx emission reductions. Construction expenditures during the first three months of 2004 were financed with internally generated cash provided by operations, borrowings on IPL's committed credit facilities and a portion of the proceeds from the January 2004 issuance of $100 million of first mortgage bonds by IPL. We estimate total capital expenditures of approximately $152 million in 2004, $111 million in 2005 and $140 million in 2006. These estimates include approximately $123 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities; $98 million for power plant related projects; $12 million primarily for miscellaneous office equipment, furniture and leasehold improvements; and $170 million for construction projects designed to reduce NOx and sulfur dioxide emissions.

Pension Funding. In April 2004, pension legislation was passed which decreased the present value of our current pension fund liabilities and lowered our pension funding requirements in the short-term. As a result, IPL can achieve the minimum desired level of funding in 2004 (90%) with approximately $5.7 million of contributions. Management is still evaluating whether it is economically attractive to discretionally fund in excess of this amount. We did not make any pension funding contributions during the three months ended March 31, 2004.

Dividends. All of our outstanding common stock is held by AES. During the first quarter of 2004, we paid $44.4 million in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL, which are affected by IPL's actual results of operations, cash flows, financial condition, capital requirements, regulatory considerations, and such other factors as our board of directors deems relevant.

Regulatory Matters

Midwest ISO Energy Markets Tariff Filing. The Midwest ISO filed its Energy Markets Tariff with the FERC on March 31, 2004, as part of the Midwest Market Initiative to standardize the structure and operation of competitive wholesale power markets. The Midwest ISO currently plans to implement the market restructuring, including day-ahead and real-time energy markets, effective December 1, 2004. This restructuring could have an impact on the costs associated with IPL's energy service to its utility customers. FERC has not yet approved Midwest ISO's Energy Markets Tariff. Pursuant to an order from the IURC, certain Midwest ISO administrative costs are deferred for future recovery. At this time, we cannot predict the effect this filing will have on our results of operations.

Final Report of the Joint U.S.-Canadian Blackout Task Force. On April 5, 2004, the U.S.- Canadian Power System Outage Task Force filed its Final Report on the August 14, 2003 electric power blackout that occurred in large portions of the Midwest and Northeast United States and Ontario, Canada. The blackout did not include IPL's service territory. The Final Report contains findings and recommendations related to the blackout. The adoption of federal legislation regarding mandatory and enforceable reliability provisions is central to the recommendations of the task force. The Final Report sets forth 46 recommendations grouped into the following four general categories: institutional issues related to reliability; support of the North American Electric Reliability Council's ("NERC") actions of February 10, 2004 (in which NERC approved a series of actions and strategic and technical initiatives intended to protect the reliability of the North American bulk electric system); physical and cyber security of North American bulk power systems; and the Canadian nuclear power sector. At this time we cannot predict the effect any legislation or other implementation of the recommendations of the Task Force will have on IPL.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable pursuant to General Instruction H of the Form 10-Q.

Item 4. Controls and Procedures

  Disclosure Controls and Procedures. We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (the "Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Also, we have investments in certain unconsolidated entities. As we do not control or manage these entities, the disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
  As of March 31, 2004, we carried out the evaluation required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, under the supervision of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 10 of the accompanying consolidated financial statements for a summary of significant legal proceedings involving IPALCO and/or IPL. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

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

Date: May 11, 2004

By:	/s/ Hamsa Shadaksharappa

Hamsa Shadaksharappa
Senior Vice President-Financial Services, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer and Duly Authorized Officer)