Form 10-Q
period 2004-06-30
IPALCO ENTERPRISES, INC.
filed 2004-08-09
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

On August 9, 2004, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

                                                         Three Months Ended     Six Months Ended
                                                               March 31,              June 30,
                                                        ---------------------  ---------------------
                                                           2004       2003        2004       2003
                                                        ---------- ----------  ---------- ----------
ELECTRIC UTILITY OPERATING REVENUES                     $ 212,740  $ 187,694   $ 427,368  $ 407,737

UTILITY OPERATING EXPENSES:
 Operation:
   Fuel                                                    49,414     40,020      95,269     85,062
   Other operating expenses                                28,890     29,990      55,507     56,662
 Power purchased                                            3,181      4,390       5,864      9,533
 Maintenance                                               20,384     24,616      40,075     43,911
 Depreciation and amortization                             29,350     29,978      58,846     59,596
 Taxes other than income taxes                              8,175      7,175      17,104     16,084
 Income taxes-net                                          24,202     16,877      52,279     48,769
                                                        ---------- ----------  ---------- ----------
  Total utility operating expenses                        163,596    153,046     324,944    319,617
                                                        ---------- ----------  ---------- ----------
UTILITY OPERATING INCOME                                   49,144     34,648     102,424     88,120
                                                        ---------- ----------  ---------- ----------
OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used during construction          299      1,000       1,338      1,930
 Gain (loss) on sales of assets, net                           (2)         0         852       (842)
 Other-net                                                 (1,302)      (243)       (290)      (509)
 Income tax benefit-net                                     7,074      6,551      13,288     13,072
                                                        ---------- ----------  ---------- ----------
  Total other income and (deductions)-net                   6,069      7,308      15,188     13,651
                                                        ---------- ----------  ---------- ----------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt                                28,198     25,563      56,579     50,188
 Other interest                                               144         97         269        220
 Allowance for borrowed funds used during construction       (534)      (483)     (1,254)      (928)
 Amortization of redemption premiums and expense on
  debt-net                                                    678        738       1,282      1,476
 Preferred dividends of subsidiary                            804        804       1,607      1,607
                                                        ---------- ----------  ---------- ----------
  Total interest and other charges-net                     29,290     26,719      58,483     52,563
                                                        ---------- ----------  ---------- ----------
NET INCOME                                              $  25,923  $  15,237   $  59,129  $  49,208
                                                        ========== ==========  ========== ==========

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In Thousands)

                                                              June 30,   December 31,
                                                                2004         2003
                                                            ------------ ------------
                           ASSETS
UTILITY PLANT:
 Utility plant in service                                   $ 3,366,966  $ 3,205,454
 Less accumulated depreciation                                1,313,546    1,277,373
                                                            ------------ ------------
     Utility plant in service - net                           2,053,420    1,928,081
 Construction work in progress                                   82,378      160,774
 Land held for sale                                                   -        6,623
 Property held for future use                                     1,085        1,085
                                                            ------------ ------------
     Utility plant - net                                      2,136,883    2,096,563
                                                            ------------ ------------
OTHER ASSETS:
 Nonutility property - at cost, less
  accumulated depreciation                                        1,505        1,511
 Other investments                                                6,465        7,762
                                                            ------------ ------------
     Other assets - net                                           7,970        9,273
                                                            ------------ ------------
CURRENT ASSETS:
 Cash and cash equivalents                                        9,225       13,974
 Accounts receivable and unbilled revenue (less allowance
  for doubtful accounts of $1,458 and $1,653, respectively)      48,735       44,155
 Fuel - at average cost                                          26,734       29,803
 Materials and supplies - at average cost                        46,986       47,056
 Net income tax refunds receivable                                  222       11,397
 Prepayments and other current assets                             5,782        4,574
                                                            ------------ ------------
     Total current assets                                       137,684      150,959
                                                            ------------ ------------
DEFERRED DEBITS:
 Regulatory assets                                              100,521      110,061
 Miscellaneous                                                   34,855       30,954
                                                            ------------ ------------
     Total deferred debits                                      135,376      141,015
                                                            ------------ ------------
             TOTAL                                          $ 2,417,913  $ 2,397,810
                                                            ============ ============
               CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common shareholder's deficit:
   Premium on 4% cumulative preferred stock                 $       649  $       649
   Paid in capital                                                  422          104
   Accumulated deficit                                          (63,115)     (64,111)
   Accumulated other comprehensive loss                         (54,240)     (58,420)
                                                            ------------ ------------
     Total common shareholder's deficit                        (116,284)    (121,778)
 Cumulative preferred stock of subsidiary                        59,135       59,135
 Long-term debt (less current maturities and sinking
  fund requirements)                                          1,502,027    1,482,011
                                                            ------------ ------------
     Total capitalization                                     1,444,878    1,419,368
                                                            ------------  -----------
CURRENT LIABILITIES:
  Notes payable                                                     300          300
  Accounts payable                                               42,284       49,074
  Accrued expenses                                               18,688       20,221
  Dividends payable                                                 803          868
  Accrued real estate and personal property taxes                16,938       14,662
  Accrued income taxes and other taxes                            7,218        3,873
  Accrued interest                                               27,570       25,759
  Customer deposits                                              10,926       10,428
  Other current liabilities                                         649        1,746
                                                            ------------ ------------
     Total current liabilities                                  125,376      126,931
                                                            ------------ ------------
 DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
 Accumulated deferred income taxes - net                        318,224      335,008
 Regulatory liabilities and other removal costs                 371,207      361,221
 Unamortized investment tax credit                               26,819       28,173
 Accrued postretirement benefits                                  6,499        6,059
 Accrued pension benefits                                       115,573      112,574
 Miscellaneous                                                    9,337        8,476
                                                            ------------ ------------
     Total deferred credits and other long-term liabilities     847,659      851,511
                                                            ------------ ------------
COMMITMENTS AND CONTINGENCIES (Note 10)

             TOTAL                                          $ 2,417,913  $ 2,397,810
                                                            ============ ============

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                            Three Months Ended
                                                                 June 30,
                                                          ---------- ---------
                                                             2004       2003
                                                          ---------  ---------
Cash Flows from Operations:
 Net income                                              $  59,129  $  49,208
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           59,059     59,558
    Amortization of regulatory assets                        1,460      1,438
    Deferred income taxes and investment tax credit
      adjustments - net                                     (6,650)    (4,131)
    Gain on sale of land held for sale                      (5,922)        --
    (Gain) loss on sales of assets, net                       (852)       842
    Loss on investments                                        154        165
    Allowance for funds used during construction            (2,592)    (2,858)
  Change in certain assets and liabilities:
    Accounts receivable                                     (4,580)     5,152
    Fuel, materials and supplies                             3,139     (7,699)
    Net income taxes receivable or payable                  18,802      6,044
    Accounts payable and accrued expenses                   (8,323)    (4,058)
    Accrued real estate and other taxes                     (2,007)     3,954
    Accrued pension benefits                                 4,976    (13,547)
    Accrued interest                                         1,811         90
    Other - net                                              1,950     (1,299)
                                                          ---------  ---------
Net cash provided by operating activities                  119,554     92,859
                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures - utility                      (93,261)   (62,314)
  Proceeds from sales of assets                             14,309         --
  Other                                                     (6,175)    (2,549)
                                                          ---------  ---------
Net cash used in investing activities                      (85,127)   (64,863)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings                                         --     13,600
  Long-term borrowings                                      98,957         --
  Retirement of long-term debt                             (80,000)        --
  Common dividends paid                                    (58,133)   (63,262)
                                                          ---------  ---------
Net cash used in financing activities                      (39,176)   (49,662)
                                                          ---------  ---------
Net change in cash and cash equivalents                     (4,749)   (21,666)
Cash and cash equivalents at beginning of period            13,974     31,429
                                                          ---------  ---------
Cash and cash equivalents at end of period               $   9,225  $   9,763
                                                          =========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                 $  53,787  $  49,396
                                                          =========  =========
    Income taxes                                         $  30,667  $  40,202
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

3. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIE") and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and thus improve comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. In December 2003, the FASB issued a revision to the original Interpretation ("FIN 46-R") to codify both the proposed modifications and other decisions previously issued through certain FASB Staff Positions into one document. FIN 46-R currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 is to be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. The application of FIN 46 and FIN 46-R did not have any impact on IPALCO's consolidated financial statements as neither IPALCO nor any of its consolidated subsidiaries obtained any interest in a VIE since January 31, 2003 or is the primary beneficiary in any VIE.

In May 2004, the FASB issued FASB Staff Position ("FSP") 106-2, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") for employers that sponsor postretirement health care plans that provide prescription drug benefits. The enactment of the Act does not have a significant effect on IPL's retirement plans. IPL's accumulated pension benefit obligation and net periodic postretirement benefit costs currently do not reflect any effect of the Act. The effects of the Act, which are not material, will be incorporated into the next measurement of plan obligations (November 30, 2004) as required by FSP 106-2.

4. SEGMENT INFORMATION

IPALCO's operations are made up almost entirely of its ownership of IPL, its consolidated electric utility, which is a reportable business segment. In addition, IPALCO has outstanding $750 million of Senior Secured Notes (the "IPALCO Notes"); approximately $3.9 million and $2.5 million of nonutility cash and cash equivalents, as of June 30, 2004 and December 31, 2003, respectively; nonutility investments of $5.7 million and $6.1 million at June 30, 2004 and December 31, 2003, respectively; and income taxes related to those items. There was no operating income for any nonutility activities during the periods covered by this report. Nonutility assets represented less than 1% of IPALCO's total assets as of June 30, 2004 and December 31, 2003 and there were no nonutility capital expenditures during the six month periods ended June 30, 2004 and 2003.

5. INDEBTEDNESS

On January 13, 2004, IPL issued $100 million of 6.60% first mortgage bonds due January 1, 2034. The net proceeds of approximately $99 million were used to retire $80 million of 6.05% first mortgage bonds due February 1, 2004 and to reimburse IPL's treasury for expenditures previously incurred in connection with its capital expenditure program.

In May 2004, IPL renewed its $45 million committed line of credit. The new agreement has substantially the same terms as the previous agreement and matures May 19, 2005. In June 2004, IPL amended another agreement which includes a $30 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly) to extend the maturity to May 31, 2005.

On July 22, 2004, Standard & Poor's raised its ratings on the utility first mortgage bonds of 20 utility companies, based on an updated analysis of ultimate recovery prospects. As a result, all of IPL's first mortgage bonds were upgraded from BB+ to BBB-. The upgrade did not affect the interest rates on any of IPL's existing debt.

On July 23, 2004, the Federal Energy Regulatory Commission ("FERC") issued an order renewing IPL's authority to issue up to $500 million of short-term indebtedness outstanding at any time through July 2006.

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

The following table presents information relating to the Defined Benefit Pension Plan and supplemental retirement plan:

                                               For the Three Months For the Six Months
                                                   Ended June 30,       Ended June 30,
                                               -------------------- --------------------
                                                  2004      2003       2004      2003
                                               -------------------- --------------------
Pension Benefits                                             (IN THOUSANDS)

Components of net periodic benefit cost
Service cost                                        $913      $925     $1,827    $1,851
Interest cost                                      6,426     6,744     12,852    13,487
Expected return on plan assets                    (6,788)   (5,674)   (13,505)  (11,348)
Amortization of prior service cost                    34        34         67        67
Recognized actuarial gain                            953       669      1,906     1,339
                                               -------------------- --------------------
Net periodic benefit cost                         $1,538    $2,698     $3,147    $5,396
                                               ==================== ====================

In April 2004, pension legislation was passed which decreased the present value of IPALCO's current pension fund liabilities and lowered IPALCO's pension funding requirements in the short- term. As a result, IPALCO can achieve the desired level of funding in 2004 (90%) with approximately $5.7 million of contributions. Management is evaluating whether it is economically attractive to discretionally fund in excess of this amount. IPALCO did not make any pension funding contributions during the six months ended June 30, 2004.

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

The following table presents the components of period benefit costs for other postretirement benefits:

                                               For the Three Months For the Six Months
                                                   Ended June 30,       Ended June 30,
                                               -------------------- --------------------
                                                  2004      2003       2004      2003
                                               -------------------- --------------------
Other Postretirement Benefits                                (IN THOUSANDS)

Components of net periodic benefit cost
Service cost                                        $198       $47       $395       $94
Interest cost                                        206       196        413       392
Amortization of prior service cost                   236       213        471       427
                                               -------------------- --------------------
Total periodic benefit cost                         $640      $456     $1,279      $913
                                               ==================== ====================

8. LAND SALES

In December 2003, IPL reached agreements to sell approximately 4,000 acres of undeveloped property near Martinsville, Indiana divided between two purchasers for an aggregate price of $13.2 million. This land is presented on IPALCO's consolidated balance sheet as land held for sale at $6.6 million as of December 31, 2003. The sale to one of the purchasers was completed in February 2004 for $7.4 million net proceeds with a gain of $4.1 million and the other sale was completed in April 2004 with net proceeds of $4.3 million and a gain of $1.8 million. In accordance with regulatory accounting, these gains are included as a reduction of other operating expenses on IPALCO's consolidated statements of income.

9. LONG TERM COMPENSATION PLAN

During 2004, all non-union employees of IPL became eligible to participate in the AES Long Term Compensation Plan, a deferred compensation program. Participants receive deferred compensation in the form of cash, restricted shares of AES common stock and options to purchase shares of AES common stock. All three of such components vest in thirds over a three-year period. Total deferred compensation expense recorded during the three-month and six-month periods ended June 30, 2004 was $0.3 million and $0.6 million, respectively, and was included in Other Operating Expenses on IPALCO's consolidated statement of income.

10. COMMITMENTS AND CONTINGENCIES

Legal

IPALCO and certain former officers and directors of IPALCO are named as defendants in class action lawsuits under the Employment Retirement Income Security Act ("ERISA") and the Federal securities laws (see below), respectively, each filed in the U.S. District Court for the Southern District of Indiana, and each making allegations regarding matters arising from the acquisition of IPALCO by AES. The ERISA suit alleges breach of fiduciary duties with respect to shares held in IPL's 401(k) thrift plan. While we cannot predict the outcomes, we do not believe that the suits will have a material adverse effect on IPALCO's consolidated financial statements.

Since May 2003, IPALCO, IPL, AES and certain former directors and officers of IPALCO and/or IPL received subpoenas from the Securities Division of the Indiana Secretary of State seeking information focused largely on circumstances surrounding the acquisition of IPALCO by AES. The Secretary of State's inquiry is ongoing, as indicated in the Secretary of State's January 27, 2004 press release. IPALCO, IPL, AES and the individuals have produced various materials in response to the subpoenas. While we can not predict the outcome, we do not expect these matters will have a material adverse effect on IPALCO's consolidated financial statements.

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

As of June 30, 2004, IPL is a defendant in approximately 88 pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance coverage for many of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged. Although we do not believe that any of the pending asbestos suits in which IPL is a named defendant will have a material adverse effect on IPALCO's business or operations, we are unable to predict the number or effect any additional suits may have. Accordingly, we cannot assure that the pending or any additional suits will not have a material effect on IPALCO's consolidated financial statements.

In addition, IPALCO and IPL are involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on IPALCO's consolidated financial statements.

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

National Ambient Air Quality Standards. On July 16, 1997, the U.S. Environmental Protection Agency ("EPA") promulgated final rules tightening the National Ambient Air Quality Standards for ozone and creating a new fine particulate matter standard. On April 30, 2004, the EPA designated Marion and Morgan counties as parts of the Greater Indianapolis nonattainment area for ozone, effective June 15, 2004. Indiana is now required to devise implementation plan revisions to attain and maintain the new ozone standards. Such revisions may require IPL to reduce emissions of ozone precursors, chiefly oxides of nitrogen, from its Harding Street and Eagle Valley generating stations.

On June 29, 2004, the EPA wrote to the Governor of Indiana stating its intention to designate Marion, Morgan, and Pike Counties nonattainment for the fine particulate matter ambient air quality standard. The EPA stated that it intends to promulgate these designations in November 2004. The non attainment designation for both ozone and particulate matter will legally require the State of Indiana to modify its State Implementation Plan ("SIP") by 2008. The SIP will detail how the state will regain its compliance status. It is unclear at this time the potential impact of these new EPA designations on our generating stations.

NOx SIP Call. On October 27, 1998, the EPA issued a final rule, referred to as the NOx SIP call, which imposes more stringent limits on NOx emissions from fossil fuel-fired steam electric generators. IPL's current estimates are the NOx SIP call will necessitate capital expenditures of approximately $109 million during 2004 and 2005 to achieve substantially all of the required NOx emission reductions.

On November 14, 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of clean coal technology ("CCT") to allow IPL to meet the NOx emission limits imposed pursuant to the EPA's NOx SIP call. The CCT constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and the IURC has approved ratemaking treatment applicable to such property through an Environmental Compliance Cost Recovery Adjustment ("ECCRA"). The ratemaking treatment provided for in the IURC order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expenses and operation and maintenance expenses associated with these projects. Such costs are deferred as regulatory assets on IPALCO's balance sheets. The ratemaking treatment also provides for recovery of expenditures related to the purchase of NOx emission allowances, should such expenditures be made to supplement IPL's CCT construction projects. IPL may add the approved return on its CCT projects to its authorized annual net operating income in subsequent fuel adjustment charge proceedings. The increase in the amount of rate revenues and authorized net operating income resulting from IPL's CCT plan will be determined in periodic filings to the IURC to be made at intervals of no more often than every 6 months and will depend on the amount of cumulative investment, depreciation expenses, operation and maintenance expenses and actual NOx emission allowance purchases at the time of each of the filings. Our first ECCRAs were approved on August 20, 2003 and February 18, 2004.

Guarantees

As of June 30, 2004 and December 31, 2003, Mid-America had a commitment to invest additional capital of $3.8 million in EnerTech Capital Partners II L.P. ("EnerTech"), a venture capital fund. IPALCO has guaranteed the prompt payment of this commitment when it may become due pursuant to the terms of the partnership agreement between Mid-America and EnerTech. As required by GAAP, there is no liability on the accompanying balance sheets for this guarantee.

In connection with the sale of the Cleveland Energy Resources assets, Cleveland Thermal Energy Corporation and Cleveland District Cooling Corporation, both of which are subsidiaries of Mid-America, have agreed to indemnify the buyer on an after-tax basis from and against all losses arising out of: any liabilities excluded from the sale; and certain litigation and environmental matters existing at the closing date, November 2, 2000. IPALCO has guaranteed this indemnification up to $14.6 million. Claims regarding a breach of an environmental representation or regarding an excluded liability must be brought on or before November 2, 2004. The indemnification provided for under this agreement will in no event exceed the total aggregate purchase price, or $14.6 million.

Lease Commitments

IPL has capital leases expiring at various dates through 2010. Plant-in-service includes fixed assets under capital lease, net of accumulated depreciation, totaling $3.9 million at June 30, 2004. The interest component of capital leases as of June 30, 2004 is $0.1 million and the net present value of future minimum lease payments is $3.5 million. The current portion of this liability is recorded in other current liabilities and the noncurrent portion is recorded in miscellaneous on IPL's balance sheets. IPL also has operating leases expiring at various dates through 2009. Rental expense for the six-month periods ended June 30, 2004 and 2003 was $0.5 million and $0.2 million, respectively. The following table shows fixed future minimum lease payments as of June 30, 2004 for all capital leases and for operating leases with remaining noncancelable lease terms in excess of one year (in thousands):
	2004	2005	2006	2007	2008	Thereafter	Total
Operating Leases	$501	$921	$786	$658	$646	$128	$3,640
Capital Leases	$439	$906	$657	$651	$581	$673	$3,907

11. RELATED PARTY TRANSACTION

On June 11, 2004, IPL entered into an agreement with Health and Welfare Benefit Plans LLC ("HWBP"), an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits, in which AES and other AES subsidiaries also participate. HWBP will administer the financial aspects of the group insurance program, receive all premium payments from the participating affiliates, and make all vendor payments. We believe that cost savings can be realized through participation in this group benefits program. Coverage for IPL employees through the group benefits program began on August 1, 2004.

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

Overview

IPALCO Enterprises, Inc. is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is Indianapolis Power & Light Company, a regulated utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc., is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund, valued at $3.3 million, as of June 30, 2004. Our business segments are electric and "all other."

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

Comparison of Quarters Ended June 30, 2004 and June 30, 2003

Our second quarter 2004 net income of $25.9 million increased $10.7 million from net income of $15.2 million in the second quarter of 2003. The following discussion highlights the significant factors contributing to this change.

Operating Revenues

Operating revenues increased by $25.0 million during the three-month period ended June 30, 2004 compared to the prior year as a result of the following (dollars in thousands):

                            June 30,   June 30,   Increase  Percentage
                              2004       2003    (Decrease)   Change
                           --------------------------------------------
Retail Revenues              $196,063   $177,440    $18,623       10.5%
Wholesale Revenues             12,826      7,497      5,329       71.1%
Miscellaneous Revenues          3,851      2,757      1,094       39.7%
                           ---------------------------------
Total Operating Revenues     $212,740   $187,694    $25,046       13.3%
                           =================================

Heating Degree Days               401        509       (108)     -21.2%
Cooling Degree Days               360        193        167       86.5%

The $18.6 million increase in retail revenues was primarily due to a 6.4% increase in the quantity of kWh's sold (approximately $11.7 million) and an increase of 3.8% in the weighted average price per kWh sold (approximately $6.9 million). The quantity variance is primarily the result of the significant increase in cooling degree days during the comparative periods, partially offset by a decrease in heating degree days. The price variance is primarily due to increases in fuel costs charged to residential customers in 2004 (approximately $4.8 million) and $2.3 million in increased rate revenues from costs IPL was permitted to recover from its customers associated with its NOx compliance construction program, partially offset by increased volume discounts on kWh usage. Most of IPL's retail customers are charged lower rates per kWh used after reaching certain benchmarks. In addition, IPL increased its retail customer base by 6,920 customers or 1.5% from June 30, 2003 to June 30, 2004. The increase in wholesale revenues was primarily due to a 43.9% increase in the quantity of wholesale kWh's sold and an 18.9% increase in the weighted average price per kWh sold. The average market price per kWh increased approximately 55.4% during the comparative periods.

The $1.1 million increase in miscellaneous revenues is primarily the result of $1.0 million of revenues from the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO"). The Midwest ISO was established as a non-profit organization to maintain functional control over the combined transmission systems of its members. As a transmission owner, IPL receives a portion of the transmission service revenues from all wholesale kWh sales on the Midwest ISO network based on its percentage of transmission system investment within the Midwest ISO footprint. In addition, IPL pays the Midwest ISO an added transmission cost on its retail load and a fee for each wholesale transaction. A portion of the additional transmission cost paid to the Midwest ISO is deferred as a regulatory asset and the remaining transmission costs, along with all transaction fees, are expensed in other operating expenses. Our total revenues from the Midwest ISO for 2004 are expected to be approximately $3 million to $4 million and the portion of Midwest ISO costs that are expensed are expected to be approximately $2 million to $2.5 million in 2004.

Operating Expenses

Operating expenses increased $10.6 million, or 6.9% during the three months ended June 30, 2004, as compared to the same period in 2003. This increase is primarily the result of a $9.4 million increase in fuel costs, and a $7.3 million increase in income taxes, partially offset by a $4.2 million decrease in maintenance costs and a $1.8 million gain in 2004 on the sale of land held for sale. The increase in fuel costs is primarily due to a $4.6 million increase in the cost of coal and a $3.9 million increase in deferred fuel adjustments in the second quarter of 2004 compared to the same period in 2003. The cost of coal used in the second quarter of 2004 was higher primarily because of an 11.0% increase in the number of kWh's generated by IPL during the comparative periods resulting primarily from the milder temperatures in the second quarter of 2003. The $3.9 million increase in the deferred fuel adjustments resulted primarily from IPL underestimating the cost of fuel in 2003 in its fuel adjustment clause. IPL is permitted to recover this underestimate in future rates through the fuel cost adjustment proceeding and therefore the costs are deferred and amortized into expense in the same period that IPL's rates are adjusted. The increase in income taxes is primarily the result of the increase in pre-tax income, partially offset by a decrease in the flow-through tax expense from depreciation of $0.8 million. The maintenance expense decrease resulted primarily from increased plant maintenance activity in 2003 scheduled to coincide with our NOx compliance construction program. In accordance with regulatory accounting, the gain on the sale of land held for sale is included as a reduction of other operating expenses on IPALCO's consolidated statements of income.

Primarily as a result of the foregoing, utility operating income increased $14.5 million or 41.8% during the second quarter of 2004 from the same period in 2003.

Other Income and Deductions

Other income and deductions decreased from income of $7.3 million in 2003 to $6.1 million in 2004, primarily due to a $0.7 million decrease in the allowance for equity funds used during construction, a $0.5 million increase in contracted services, which relates primarily to nonutility legal services, and a $0.2 million writedown of our investment in Enertech, partially offset by a $0.5 million increase in our income tax benefit. The decrease in the allowance for equity funds used during construction resulted primarily from approximately $138 million of equipment being placed in service in 2004 related to the NOx compliance construction program. The increase in the income tax benefit was primarily due to additional interest expense in 2004 of $2.6 million, as described below, partially offset by the $1.1 million increase in Other - net miscellaneous expenses.

Interest and Other Charges

Interest and other charges increased $2.6 million to $29.3 million in the second quarter of 2004 as compared to the same period in 2003. This increase is primarily the result of additional interest expense of $1.7 million on each of the issuances of $110 million and $100 million of first mortgage bonds by IPL on August 6, 2003 and January 13, 2004, respectively, and a $0.5 million increase in interest expense on the IPALCO Notes due to a 50 basis point increase, beginning May 15, 2003, in the interest charged as a result of ratings downgrades. These increases are partially offset by a $1.2 million decrease from the retirement of $80 million of first mortgage bonds at IPL on February 1, 2004.

Comparison of Six Month Periods Ended June 30, 2004 and June 30, 2003

Our net income during the six month period ended June 30, 2004 increased $9.9 million to $59.1 million from net income of $49.2 million in the same period in 2003. The following discussion highlights the significant factors contributing to this change.

Operating Revenues

Operating revenues increased by $19.6 million during the six-month period ended June 30, 2004 as compared to the prior year as a result of the following (dollars in thousands):

                            June 30,   June 30,   Increase  Percentage
                              2004       2003    (Decrease)   Change
                           --------------------------------------------
Retail Revenues              $397,550   $380,161    $17,389        4.6%
Wholesale Revenues             22,471     22,512        (41)      -0.2%
Miscellaneous Revenues          7,347      5,064      2,283       45.1%
                           ---------------------------------
Total Operating Revenues     $427,368   $407,737    $19,631        4.8%
                           =================================

Heating Degree Days             3,181      3,615       (434)     -12.0%
Cooling Degree Days               363        193        170       88.1%

The $17.4 million increase in retail revenues was primarily due to a 2.4% increase in the quantity of kWh's sold (approximately $9.4 million) and a 2.1% increase in the weighted average price per kWh sold (approximately $8.0 million). The quantity variance is primarily the result of the significant increase in cooling degree days during the comparative periods, partially offset by the decrease in heating degree days. The price variance is primarily due to increases in fuel costs charged to residential customers in 2004 (approximately $5.3 million) and $3.8 million in increased rate revenues from costs IPL was permitted to recover from its customers associated with its NOx compliance construction program, partially offset by increased volume discounts on kWh usage. Most of IPL's retail customers are charged lower rates per kWh used after reaching certain benchmarks. In addition, IPL increased its retail customer base by 6,920 customers or 1.5% from June 30, 2003 to June 30, 2004. The $2.3 million increase in miscellaneous revenues is primarily the result of $2.0 million of revenues from the Midwest ISO in 2004.

Operating Expenses

Operating expenses increased $5.3 million, or 1.7% during the six months ended June 30, 2004, as compared to the same period in 2003. This increase is primarily the result of a $10.2 million increase in fuel costs; a $3.5 million increase in income taxes; and a $2.9 million decrease in gains on sales of sulfur dioxide ("SO2") allowances; partially offset by a $5.9 million gain in 2004 on the sale of land held for sale; a $3.8 million decrease in maintenance expenses; and a $3.7 million decrease in power purchased. The increase in fuel costs is primarily due to a $4.3 million increase in the cost of coal and a $5.2 million increase in deferred fuel adjustments in the six months ended June 30, 2004, as compared to the same period in 2003. The cost of coal used in 2004 was higher due to an 11.0% increase in the number of kWh's generated by IPL during the comparative periods resulting primarily from the milder temperatures in 2003. The $3.9 million increase in the deferred fuel adjustments resulted primarily from IPL underestimating the cost of fuel in 2003 in its fuel adjustment clause. The increase in income taxes is primarily the result of the increase in pre-tax income, partially offset by a decrease in the flow-through tax expense from depreciation of $2.4 million. In accordance with regulatory accounting, both the gain on the sale of land held for sale and the gain on sales of SO2 allowances are included as reductions of other operating expenses on IPALCO's consolidated statements of income. The $3.7 million decrease in purchased power during the first six months of 2004, as compared to the same period in 2003, was primarily due to higher than normal power purchases in March of 2003 totaling $4.5 million, which was $3.4 million higher than in March 2004. The high cost of power purchases in March of 2003 was the result of a combination of (i) a scheduled maintenance outage during March of 2003 on our largest base load coal fired unit (ii) colder than normal temperatures (iii) higher than normal wholesale energy prices and (iv) an unscheduled maintenance outage on another of our large coal fired units. The combination of these factors resulted in us purchasing more energy and at higher than normal prices.

We do not expect to sell SO2 allowances in the foreseeable future and therefore we do not expect to have gains as we did in 2003. IPL projects to exceed the SO2 EPA emissions allowance cap in 2004 and will rely on its allowance bank to meet  SO2 allowances as necessary to remain in compliance with EPA SO2 regulations in 2004. For 2005 and 2006, IPL is currently projecting to meet its supplemental SO2 allowance requirements via allowance purchases. Historically, the price of such allowances has been volatile and therefore it is difficult to predict what our cost may be in the future. However, based on current prices, we project to spend approximately $5 million in 2005 and approximately $8 million in 2006 for SO2 allowances.

Primarily as a result of the foregoing, utility operating income increased $14.3 million or 16.2% during the six months ended June 30, 2004 as compared to the same period in 2003.

Other Income and Deductions

Other income and deductions increased from income of $13.7 million in 2003 to $15.2 million in 2004, primarily due to dividend income received in 2004 of $1.4 million, a $0.9 million gain on the sale of noncore real estate assets in 2004 and a $0.8 million loss in 2003 on the sale of one- third of our ownership interest in EnerTech, partially offset by a $0.6 million decrease in the allowance for equity funds used during construction and a $0.5 million increase in contracted services, which relates primarily to nonutility legal services.

Interest and Other Charges

Interest and other charges increased $5.9 million to $58.5 million in the six months ended June 30, 2004 as compared to the same period in 2003. This increase is primarily the result of additional interest expense of $3.5 million, and $3.2 million on the issuances of $110 million and $100 million of first mortgage bonds by IPL on August 6, 2003 and January 13, 2004, respectively, and a $1.9 million increase in interest expense on the IPALCO Notes due to a 50 basis point increase, beginning May 15, 2003, in the interest charged as a result of ratings downgrades. These increases are partially offset by a $2.0 million decrease from the retirement of $80 million of first mortgage bonds at IPL on February 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, IPALCO had cash and cash equivalents of $9.2 million. In addition, IPL has available borrowing capacity of $74.3 million, after existing letters of credit, under its $75.0 million committed credit facilities. All long-term borrowings by IPL must first be approved by the IURC and the aggregate amount of IPL's short-term borrowings must be approved by FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 2006. IPL and IPALCO also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under their existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its committed credit facilities, refinance existing debt, issue an additional $30 million of long-term debt approved by the IURC and incur certain other indebtedness. We believe that existing cash balances, cash generated from operating activities and borrowing capacity on IPL's committed credit facilities will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on IPL's committed credit facilities and (iv) additional debt financing.

On January 13, 2004, IPL issued $100 million of 6.60% first mortgage bonds due January 1, 2034. The net proceeds of approximately $99 million were used to retire $80 million of 6.05% first mortgage bonds due February 2004 and to reimburse IPL's treasury for expenditures previously incurred in connection with its capital expenditure program.

In May 2004, IPL renewed its $45 million committed line of credit. The new agreement has substantially the same terms as the previous agreement and matures May 19, 2005. In June 2004, IPL amended another agreement which includes a $30 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly) to extend the maturity to May 31, 2005.

On July 22, 2004, Standard & Poor's raised its ratings on the utility first mortgage bonds of 20 utility companies, based on an updated analysis of ultimate recovery prospects. As a result, all of IPL's first mortgage bonds were upgraded from BB+ to BBB-.  The upgrade did not affect the interest rates on any of IPL's existing debt.

Capital Requirements. Our capital requirements are primarily related to IPL's construction expenditures needed to meet customers' needs for electricity and for environmental compliance. IPL's construction expenditures totaled $93.3 million during the six months ended June 30, 2004. This represented an increase of $30.9 million from the comparable period in 2003, primarily due to expenditures associated with new environmental standards imposed by the EPA relating to NOx emission reductions. Construction expenditures during the first six months of 2004 were financed with internally generated cash provided by operations, borrowings on IPL's committed credit facilities and a portion of the proceeds from the January 2004 issuance of $100 million of first mortgage bonds by IPL. We estimate total capital expenditures of approximately $152 million in 2004, $132 million in 2005 and $172 million in 2006. These estimates include approximately $123 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities; $98 million for power plant related projects; $12 million primarily for miscellaneous office equipment, furniture and leasehold improvements; and $223 million for construction projects designed to reduce NOx and SO2 emissions.

Pension Funding. In April 2004, pension legislation was passed which decreased the present value of our current pension fund liabilities and lowered our pension funding requirements in the short-term. As a result, IPL can achieve the desired level of funding in 2004 (90%) with approximately $5.7 million of contributions. Management is still evaluating whether it is economically attractive to discretionally fund in excess of this amount. We did not make any pension funding contributions during the six months ended June 30, 2004.

Dividends. All of our outstanding common stock is held by AES. During the first six months of 2004, we paid $58.1 million in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL's results of operations, cash flows, financial condition, capital requirements, regulatory considerations, and such other factors as IPL's board of directors deems relevant.

Environmental Matters

National Ambient Air Quality Standards. On July 16, 1997, the EPA promulgated final rules tightening the National Ambient Air Quality Standards for ozone and creating a new fine particulate matter standard. On April 30, 2004, the EPA designated Marion and Morgan counties as parts of the Greater Indianapolis nonattainment area for ozone, effective June 15, 2004. Indiana is now required to devise implementation plan revisions to attain and maintain the new ozone standards. Such revisions may require IPL to reduce emissions of ozone precursors, chiefly oxides of nitrogen, from its Harding Street and Eagle Valley generating stations.

On June 29, 2004, the EPA wrote to the Governor of Indiana stating its intention to designate Marion, Morgan, and Pike Counties nonattainment for the fine particulate matter ambient air quality standard. The EPA stated that it intends to promulgate these designations in November 2004. The non attainment designation for both ozone and particulate matter will legally require the State of Indiana to modify its State Implementation Plan by 2008. The SIP will detail how the state will regain its compliance status. It is unclear at this time the potential impact of these new EPA designations on our generating stations.

Regulatory Matters

Midwest ISO Energy Markets Tariff Filing. The Midwest ISO filed its revised Energy Markets Tariff with the FERC on March 31, 2004, as part of the Midwest Market Initiative to standardize the structure and operation of competitive wholesale power markets, including plans to implement the market restructuring, including day-ahead and real-time energy markets. This restructuring could have an impact on the costs associated with IPL's energy service to its utility customers. FERC has not yet approved the Midwest ISO's Energy Markets Tariff, but on May 26, 2004, FERC directed the Midwest ISO to implement the Energy Markets Tariff in the Midwest ISO region on March 1, 2005. Pursuant to an order from the IURC, certain Midwest ISO administrative costs are deferred for future recovery. At this time, we cannot predict the effect the Midwest ISO filing will have on our results of operations.

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

Related Party Transaction

On June 11, 2004, IPL entered into an agreement with HWBP, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits, in which AES and other AES subsidiaries also participate. HWBP will administer the financial aspects of the group insurance program, receive all premium payments from the participating affiliates, and make all vendor payments. We believe that cost savings can be realized through participation in this group benefits program. Coverage for IPL employees through the group benefits program began on August 1, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable pursuant to General Instruction H of the Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of June 30, 2004. The Company's management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. In addition, we have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of June 30, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls. In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the second quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Compliance with Section 404 of the Sarbanes Oxley Act of 2002. Beginning with the year ending December 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal controls over financial reporting for our Company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, (3) management's assessment of the effectiveness of our internal controls over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective, and (4) a statement that our independent auditors have issued an attestation report on management's assessment of our internal controls over financial reporting.

Management developed a comprehensive plan in order to achieve compliance with Section 404 within the prescribed period and to review, evaluate and improve the design and effectiveness of our controls and procedures on an on-going basis. The comprehensive compliance plan includes (1) documentation and assessment of the adequacy of our internal controls over financial reporting, (2) remediation of control weaknesses, (3) validation through testing that controls are functioning as documented and (4) implementation of a continuous reporting and improvement process for internal controls over financial reporting. As a result of this initiative, we have made and will continue to make changes from time to time in our internal controls over financial reporting.

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

 10.1   First Amendment, dated as of June 2, 2004, to Credit Agreement, dated as of June 4, 2003, Among IPL, the Institutions from time to time Parties
        Thereto, as Lenders, and Lasalle Bank National Association, as Agent

 10.2   Credit Agreement, Dated as of May 20, 2004, Among IPL, the Institutions
        from time to time Parties Thereto, as Lenders, and the Huntington National
        Bank, as Agent

 10.3   Amended and Restated Receivables Sale Agreement, Dated as of July 20, 2004
        Among IPL Funding Corporation, ABN AMRO Bank N.V., the Liquidity
        Providers from time to IPL Funding Corporation, ABN AMRO Bank N.V., the
        Liquidity Providers from time to time Parties Thereto and Windmill
        Funding Corporation

 31.1   Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-1

 31.2   Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-1

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

Date: August 9, 2004

By:	/s/ Hamsa Shadaksharappa

Hamsa Shadaksharappa
Senior Vice President-Financial Services, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer and Duly Authorized Officer)