Form 10-Q/A
period 2004-06-30
IPALCO ENTERPRISES, INC.
filed 2004-08-17
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the such filing requirements for the past 90 days.   YES [X]    NO [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)   YES [  ]    NO [X]

On August 9, 2004, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

This Report on Form 10-Q is being amended to correct erroneous column headings in the Unaudited Consolidated Statements of Income and Unaudited Consolidated Statements of Cash Flows. Also included in this filing are certifications by the Chief Executive and Chief Financial Officers, as required. In addition, Item 4, Controls and Procedures, is included in this filing in accordance with the certifications. No other changes to the financial statements or disclosures have been made.

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

                                                          Three Months Ended     Six Months Ended
                                                                June 30,              June 30,
                                                        ---------------------  ---------------------
                                                           2004       2003        2004       2003
                                                        ---------- ----------  ---------- ----------
ELECTRIC UTILITY OPERATING REVENUES                     $ 212,740  $ 187,694   $ 427,368  $ 407,737

UTILITY OPERATING EXPENSES:
 Operation:
   Fuel                                                    49,414     40,020      95,269     85,062
   Other operating expenses                                28,890     29,990      55,507     56,662
 Power purchased                                            3,181      4,390       5,864      9,533
 Maintenance                                               20,384     24,616      40,075     43,911
 Depreciation and amortization                             29,350     29,978      58,846     59,596
 Taxes other than income taxes                              8,175      7,175      17,104     16,084
 Income taxes-net                                          24,202     16,877      52,279     48,769
                                                        ---------- ----------  ---------- ----------
  Total utility operating expenses                        163,596    153,046     324,944    319,617
                                                        ---------- ----------  ---------- ----------
UTILITY OPERATING INCOME                                   49,144     34,648     102,424     88,120
                                                        ---------- ----------  ---------- ----------
OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used during construction          299      1,000       1,338      1,930
 Gain (loss) on sales of assets, net                           (2)         -         852       (842)
 Other-net                                                 (1,302)      (243)       (290)      (509)
 Income tax benefit-net                                     7,074      6,551      13,288     13,072
                                                        ---------- ----------  ---------- ----------
  Total other income and (deductions)-net                   6,069      7,308      15,188     13,651
                                                        ---------- ----------  ---------- ----------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt                                28,198     25,563      56,579     50,188
 Other interest                                               144         97         269        220
 Allowance for borrowed funds used during construction       (534)      (483)     (1,254)      (928)
 Amortization of redemption premiums and expense on
  debt-net                                                    678        738       1,282      1,476
 Preferred dividends of subsidiary                            804        804       1,607      1,607
                                                        ---------- ----------  ---------- ----------
  Total interest and other charges-net                     29,290     26,719      58,483     52,563
                                                        ---------- ----------  ---------- ----------
NET INCOME                                              $  25,923  $  15,237   $  59,129  $  49,208
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

IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                             Six Months Ended
                                                                 June 30,
                                                          ---------- ---------
                                                             2004       2003
                                                          ---------  ---------
Cash Flows from Operations:
 Net income                                              $  59,129  $  49,208
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           59,059     59,558
    Amortization of regulatory assets                        1,460      1,438
    Deferred income taxes and investment tax credit
      adjustments - net                                     (6,650)    (4,131)
    Gain on sale of land held for sale                      (5,922)        --
    (Gain) loss on sales of assets, net                       (852)       842
    Loss on investments                                        154        165
    Allowance for funds used during construction            (2,592)    (2,858)
  Change in certain assets and liabilities:
    Accounts receivable                                     (4,580)     5,152
    Fuel, materials and supplies                             3,139     (7,699)
    Net income taxes receivable or payable                  18,802      6,044
    Accounts payable and accrued expenses                   (8,323)    (4,058)
    Accrued real estate and other taxes                     (2,007)     3,954
    Accrued pension benefits                                 4,976    (13,547)
    Accrued interest                                         1,811         90
    Other - net                                              1,950     (1,299)
                                                          ---------  ---------
Net cash provided by operating activities                  119,554     92,859
                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures - utility                      (93,261)   (62,314)
  Proceeds from sales of assets                             14,309         --
  Other                                                     (6,175)    (2,549)
                                                          ---------  ---------
Net cash used in investing activities                      (85,127)   (64,863)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings                                         --     13,600
  Long-term borrowings                                      98,957         --
  Retirement of long-term debt                             (80,000)        --
  Dividends on common stock                                (58,133)   (63,262)
                                                          ---------  ---------
Net cash used in financing activities                      (39,176)   (49,662)
                                                          ---------  ---------
Net change in cash and cash equivalents                     (4,749)   (21,666)
Cash and cash equivalents at beginning of period            13,974     31,429
                                                          ---------  ---------
Cash and cash equivalents at end of period               $   9,225  $   9,763
                                                          =========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                 $  53,787  $  49,396
                                                          =========  =========
    Income taxes                                         $  30,667  $  40,202
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

Date: August 16, 2004

By:	/s/ Hamsa Shadaksharappa

Hamsa Shadaksharappa
Senior Vice President-Financial Services, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer and Duly Authorized Officer)