Form 10-Q
period 2004-09-30
IPALCO ENTERPRISES, INC.
filed 2004-11-09
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

At November 8, 2004, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

                                                         Three Months Ended     Nine Months Ended
                                                            September 30,          September 30,
                                                        ---------------------  ---------------------
                                                           2004       2003        2004       2003
                                                        ---------- ----------  ---------- ----------
ELECTRIC UTILITY OPERATING REVENUES                     $ 228,817  $ 220,990   $ 656,185  $ 628,727

UTILITY OPERATING EXPENSES:
 Operation:
   Fuel                                                    49,536     48,700     144,805    133,762
   Other operating expenses                                33,926     30,646      89,433     87,308
 Power purchased                                            7,489      6,032      13,353     15,565
 Maintenance                                               16,477     16,086      56,552     59,997
 Depreciation and amortization                             32,160     29,778      91,006     89,374
 Taxes other than income taxes                              8,988      6,001      26,092     22,085
 Income taxes-net                                          26,284     32,432      78,563     81,201
                                                        ---------- ----------  ---------- ----------
  Total utility operating expenses                        174,860    169,675     499,804    489,292
                                                        ---------- ----------  ---------- ----------
UTILITY OPERATING INCOME                                   53,957     51,315     156,381    139,435
                                                        ---------- ----------  ---------- ----------
OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used during construction          321      1,263       1,659      3,193
 Gain (loss) on sales of assets, net                            -          -         852       (842)
 Other-net                                                   (964)      (223)     (1,254)      (732)
 Income tax benefit-net                                     6,991      6,711      20,279     19,783
                                                        ---------- ----------  ---------- ----------
  Total other income and (deductions)-net                   6,348      7,751      21,536     21,402
                                                        ---------- ----------  ---------- ----------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt                                28,239     27,080      84,818     77,268
 Other interest                                               157        241         426        461
 Allowance for borrowed funds used during construction       (568)      (608)     (1,822)    (1,536)
 Amortization of redemption premiums and expense on
  debt-net                                                    679        737       1,961      2,213
 Preferred dividends of subsidiary                            803        803       2,410      2,410
                                                        ---------- ----------  ---------- ----------
  Total interest and other charges-net                     29,310     28,253      87,793     80,816
                                                        ---------- ----------  ---------- ----------
NET INCOME                                              $  30,995  $  30,813   $  90,124  $  80,021
                                                        ========== ==========  ========== ==========

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In Thousands)

                                                           September 30, December 31,
                                                                2004         2003
                                                           ------------- ------------
                          ASSETS
UTILITY PLANT:
 Utility plant in service                                  $  3,407,977  $ 3,205,454
 Less accumulated depreciation                                1,336,315    1,277,373
                                                           ------------- ------------
     Utility plant in service - net                           2,071,662    1,928,081
 Construction work in progress                                   62,723      160,774
 Land held for sale                                                   -        6,623
 Property held for future use                                     1,085        1,085
                                                           ------------- ------------
     Utility plant - net                                      2,135,470    2,096,563
                                                           ------------- ------------
OTHER ASSETS:
 Nonutility property - at cost, less
  accumulated depreciation                                        1,502        1,511
 Other investments                                                7,255        7,762
                                                           ------------- ------------
     Other assets - net                                           8,757        9,273
                                                           ------------- ------------
CURRENT ASSETS:
 Cash and cash equivalents                                       21,798       13,974
 Accounts receivable and unbilled revenue (less allowance
  for doubtful accounts of $1,518 and $1,653, respectively)      50,377       44,155
 Fuel - at average cost                                          25,197       29,803
 Materials and supplies - at average cost                        46,139       47,056
 Net income tax refunds receivable                                2,375       11,397
 Prepayments and other current assets                             4,293        4,574
                                                           ------------- ------------
     Total current assets                                       150,179      150,959
                                                           ------------- ------------
DEFERRED DEBITS:
 Regulatory assets                                              119,678      110,061
 Miscellaneous                                                   34,027       30,954
                                                           ------------- ------------
     Total deferred debits                                      153,705      141,015
                                                           ------------- ------------
             TOTAL                                         $  2,448,111  $ 2,397,810
                                                           ============= ============
              CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common shareholder's deficit:
   Premium on 4% cumulative preferred stock                $        649  $       649
   Paid in capital                                                  606          104
   Accumulated deficit                                          (54,964)     (64,111)
   Accumulated other comprehensive loss                         (55,220)     (58,420)
                                                           ------------- ------------
     Total common shareholder's deficit                        (108,929)    (121,778)
 Cumulative preferred stock of subsidiary                        59,135       59,135
 Long-term debt (less current maturities and sinking
  fund requirements)                                          1,502,045    1,482,011
                                                           ------------- ------------
     Total capitalization                                     1,452,251    1,419,368
                                                           -------------  -----------
CURRENT LIABILITIES:
  Notes payable                                                     300          300
  Accounts payable                                               38,862       49,074
  Accrued expenses                                               17,037       20,221
  Dividends payable                                                 803          868
  Accrued real estate and personal property taxes                11,737       14,662
  Accrued income taxes and other taxes                              421        3,873
  Accrued interest                                               38,642       25,759
  Customer deposits                                              11,345       10,428
  Other current liabilities                                       1,685        1,746
                                                           ------------- ------------
     Total current liabilities                                  120,832      126,931
                                                           ------------- ------------
 DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
 Accumulated deferred income taxes - net                        343,257      335,008
 Regulatory liabilities and other removal costs                 376,863      361,221
 Unamortized investment tax credit                               26,142       28,173
 Accrued postretirement benefits                                  6,650        6,059
 Accrued pension benefits                                       111,117      112,574
 Miscellaneous                                                   10,999        8,476
                                                           ------------- ------------
     Total deferred credits and other long-term liabilities     875,028      851,511
                                                           ------------- ------------
COMMITMENTS AND CONTINGENCIES (Note 10)

             TOTAL                                         $  2,448,111  $ 2,397,810
                                                           ============= ============

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                          ---------- ---------
                                                             2004       2003
                                                          ---------  ---------
Cash Flows from Operations:
 Net income                                              $  90,124  $  80,021
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           91,183     89,291
    Amortization of regulatory assets                        2,016      2,142
    Deferred income taxes and investment tax credit
      adjustments - net                                        443     27,277
    Gain on sale of land held for sale                      (5,924)         -
    (Gain) loss on sales of assets, net                       (852)       842
    Loss on investments                                        154        165
    Allowance for funds used during construction            (3,481)    (4,729)
  Change in certain assets and liabilities:
    Accounts receivable                                     (6,222)        62
    Fuel, materials and supplies                             5,523     (5,240)
    Net income taxes receivable or payable                   9,443      2,341
    Accounts payable and accrued expenses                  (13,396)       152
    Accrued real estate and other taxes                     (6,798)       842
    Accrued pension benefits                                   520    (86,320)
    Accrued interest                                        12,883     14,205
    Other - net                                              3,123     (3,675)
                                                          ---------  ---------
Net cash provided by operating activities                  178,739    117,376
                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures - utility                     (115,193)  (104,753)
  Proceeds from sales of assets                             14,309          -
  Long term borrowings invested in a restricted account          -    (21,905)
  Other                                                     (7,971)    (3,862)
                                                          ---------  ---------
Net cash used in investing activities                     (108,855)  (130,520)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                      98,917    108,998
  Retirement of long-term debt                             (80,000)        --
  Common dividends paid                                    (80,977)   (92,462)
                                                          ---------  ---------
Net cash provided by (used in) financing activities        (62,060)    16,536
                                                          ---------  ---------
Net change in cash and cash equivalents                      7,824      3,392
Cash and cash equivalents at beginning of period            13,974     31,429
                                                          ---------  ---------
Cash and cash equivalents at end of period               $  21,798  $  34,821
                                                          =========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                 $  70,544  $  61,997
                                                          =========  =========
    Income taxes                                         $  51,123  $  42,603
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

3. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIE") and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and thus improve comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. In December 2003, the FASB issued a revision to the original Interpretation ("FIN 46-R") to codify both the proposed modifications and other decisions previously issued through certain FASB Staff Positions into one document. FIN 46-R currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 had to be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. The application of FIN 46 and FIN 46-R did not have any impact on IPALCO's consolidated financial statements as neither IPALCO nor any of its consolidated subsidiaries obtained any interest in a VIE since January 31, 2003 or is the primary beneficiary in any VIE.

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

4. SEGMENT INFORMATION

IPALCO's operations are made up almost entirely of its ownership of IPL, its consolidated electric utility, which is a reportable business segment. In addition, IPALCO has outstanding $750 million of Senior Secured Notes (the "IPALCO Notes"); approximately $5.0 million and $2.5 million of nonutility cash and cash equivalents, as of September 30, 2004 and December 31, 2003, respectively; nonutility investments of $6.6 million and $6.1 million at September 30, 2004 and December 31, 2003, respectively; and income taxes and interest related to those items. There was no operating income for any nonutility activities during the periods covered by this report. Nonutility assets represented less than 1% of IPALCO's total assets as of September 30, 2004 and December 31, 2003 and there were no nonutility capital expenditures during the nine month periods ended September 30, 2004 and 2003.

5. INDEBTEDNESS

In January 2004, IPL issued $100 million of 6.60% first mortgage bonds due January 1, 2034. The net proceeds of approximately $99 million were used to retire $80 million of 6.05% first mortgage bonds due February 1, 2004 and to reimburse IPL's treasury for expenditures previously incurred in connection with its capital expenditure program.

In May 2004, IPL renewed its $45 million committed line of credit. The new agreement has substantially the same terms as the previous agreement and matures May 19, 2005. In June 2004, IPL amended another credit agreement which includes a $30 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly) to extend the maturity to May 31, 2005.

In July 2004, Standard & Poor's raised its ratings on the utility first mortgage bonds of 20 utility companies, based on an updated analysis of ultimate recovery prospects. As a result, all of IPL's first mortgage bonds were upgraded from BB+ to BBB-. The upgrade did not affect the interest rates on any of IPL's existing debt.

Also in July 2004, the Federal Energy Regulatory Commission ("FERC") issued an order renewing IPL's authority to issue up to $500 million of short-term indebtedness outstanding at any time through July 29, 2006.

In October 2004, IPL Funding Corporation extended the maturity of its Receivables Sale Agreement to October 26, 2005. The agreement provides for unrelated parties to purchase, on a revolving basis, up to $50.0 million of accounts receivable that IPL Funding purchased from IPL.

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

The following table presents information relating to the Defined Benefit Pension Plan and supplemental retirement plan:

                                        For the Three Months  For the Nine Months
                                         Ended September 30,  Ended September 30,
                                         -------------------- --------------------
                                            2004      2003       2004      2003
                                         -------------------- --------------------
Pension Benefits                                       (IN THOUSANDS)

Components of net periodic benefit cost
Service cost                                  $914      $926     $2,741    $2,777
Interest cost                                6,426     6,743     19,278    20,230
Expected return on plan assets              (6,782)   (5,674)   (20,287)  (17,022)
Amortization of prior service cost              33        33        100       100
Recognized actuarial gain                      953       670      2,859     2,009
                                         -------------------- --------------------
Net periodic benefit cost                   $1,544    $2,698     $4,691    $8,094
                                         ==================== ====================

In April 2004, pension legislation was passed which decreased the present value of IPALCO's current pension fund liabilities and lowered IPALCO's pension funding requirements in the short- term. In August 2004, IPALCO contributed $6.0 million to the pension fund to achieve the desired funding level of 90% in 2004.

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

The following table presents the components of period benefit costs for other postretirement benefits:

                                         For the Three Months For the Nine Months
                                         Ended September 30,  Ended September 30,
                                         -------------------- --------------------
                                            2004      2003       2004      2003
                                         -------------------- --------------------
Other Postretirement Benefits                          (IN THOUSANDS)

Components of net periodic benefit cost
Service cost                                  $197       $47       $592      $141
Interest cost                                  207       196        620       588
Amortization of prior service cost             235       213        706       640
                                         -------------------- --------------------
Total periodic benefit cost                   $639      $456     $1,918    $1,369
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

9. LONG TERM COMPENSATION PLAN

During 2004, all non-union employees of IPL became eligible to participate in the AES Long Term Compensation Plan, a deferred compensation program. Participants are eligible to receive deferred compensation in the form of performance units payable in cash, AES restricted stock units and options to purchase shares of AES common stock. All three of such components granted to non- union employees of IPL vest in thirds over a three-year period and the terms of the AES restricted stock units also include a five-year minimum holding period. Total deferred compensation expense recorded during the three-month and nine-month periods ended September 30, 2004 was $0.4 million and $1.2 million, respectively, and was included in Other Operating Expenses on IPALCO's consolidated statements of income.

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

In September 2002, IPALCO and certain of its former officers and directors were sued in the U.S. District Court for the Southern District of Indiana in connection with IPALCO's acquisition by AES. That suit has now been consolidated with other actions in that court with the result that the only remaining IPALCO defendants are three former officers who are insured under IPALCO's liability insurance policies. The lawsuit purports to be filed on behalf of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock. The complaint alleges violations of Section 11 of the Securities Act; Sections 10(b), 14(a) and 20(a) of the Exchange Act and Rules 10b- 5 and 14a-9. We believe that the IPALCO defendants have meritorious defenses to the suit. While we cannot predict the outcome, we do not believe that the suit will have a material adverse effect on IPALCO's consolidated financial statements.

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

As of September 30, 2004, IPL is a defendant in approximately 100 pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance coverage for many of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged. Although we do not believe that any of the pending asbestos suits in which IPL is a named defendant will have a material adverse effect on IPALCO's business or operations, we are unable to predict the number or effect any additional suits may have. Accordingly, we cannot assure that the pending or any additional suits will not have a material adverse effect on IPALCO's consolidated financial statements.

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

National Ambient Air Quality Standards. In July 1997, the U.S. Environmental Protection Agency ("EPA") promulgated final rules tightening the National Ambient Air Quality Standards for ozone and creating a new fine particulate matter standard. In April 2004, the EPA designated Marion and Morgan counties as parts of the Greater Indianapolis nonattainment area for ozone, effective June 15, 2004. Indiana is now required to devise implementation plan revisions to attain and maintain the new ozone standards. Such revisions may require IPL to reduce emissions of ozone precursors, chiefly oxides of nitrogen, from its Harding Street and Eagle Valley generating stations.

In June 2004, the EPA wrote to the Governor of Indiana stating its intention to designate Marion, Morgan, and Pike Counties nonattainment for the fine particulate matter ambient air quality standard. The EPA stated that it intends to promulgate these designations in November 2004. The non attainment designation for both ozone and particulate matter will legally require the State of Indiana to modify its State Implementation Plan ("SIP") by 2008. The SIP will detail how the state will regain its compliance status. It is unclear at this time the potential impact of these new EPA designations on our generating stations.

NOx SIP Call. In October 1998, the EPA issued a final rule, referred to as the NOx SIP call, which imposes more stringent limits on nitrous oxide ("NOx") emissions from fossil fuel-fired steam electric generators. Capital expenditures for the NOx SIP call were approximately $68 million during the first nine months of 2004 and IPL's current estimates are for additional capital expenditures of $14 million during the last three months of 2004 and $25 million during 2005 to achieve substantially all of the required NOx emission reductions.

In November 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of clean coal technology ("CCT") to allow IPL to meet the NOx emission limits imposed pursuant to the EPA's NOx SIP call. The CCT constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and the IURC has approved ratemaking treatment applicable to such property through an Environmental Compliance Cost Recovery Adjustment ("ECCRA"). The ratemaking treatment provided for in the IURC order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expenses and operation and maintenance expenses associated with these projects. Such costs are deferred as regulatory assets on IPALCO's balance sheets. The ratemaking treatment also provides for recovery of expenditures related to the purchase of NOx emission allowances, should such expenditures be made to supplement IPL's CCT construction projects. IPL may add the approved return on its CCT projects to its authorized annual net operating income in subsequent fuel adjustment charge proceedings. The increase in the amount of rate revenues and authorized net operating income resulting from IPL's CCT plan will be determined in periodic filings to the IURC to be made at intervals of no more often than every 6 months and will depend on the amount of cumulative investment, depreciation expenses, operation and maintenance expenses and actual NOx emission allowance purchases at the time of each of the filings. Our first three ECCRAs were approved in August 2003, February 2004 and August 2004.

Guarantees

As of December 31, 2003, Mid-America had a commitment to invest additional capital of up to $3.8 million in EnerTech Capital Partners II L.P. ("EnerTech"), a venture capital fund. In September 2004, Mid-America invested $0.8 million of additional capital in EnerTech, reducing the commitment to $3.0 million. IPALCO has guaranteed the prompt payment of this commitment when it may become due pursuant to the terms of the partnership agreement between Mid-America and EnerTech. As required by GAAP, there is no liability on the accompanying balance sheets for the commitment or the guarantee.

In connection with the sale of the Cleveland Energy Resources assets, Cleveland Thermal Energy Corporation and Cleveland District Cooling Corporation, both of which are subsidiaries of Mid-America, agreed to indemnify the buyer on an after-tax basis from and against all losses arising out of: any liabilities excluded from the sale; and certain litigation and environmental matters existing at the closing date, November 2, 2000. IPALCO guaranteed this indemnification up to $14.6 million. The indemnification and IPALCO's guarantee only apply to claims brought on or before November 2, 2004. Any claims made to date against this indemnification have not been, and are not expected to be, material to IPALCO.

Lease Commitments

IPL has capital leases expiring at various dates through 2010. Plant-in-service includes fixed assets under capital lease, net of accumulated depreciation, totaling $3.3 million at September 30, 2004. The interest component of capital leases as of September 30, 2004 is $0.1 million and the net present value of future minimum lease payments is $3.3 million. The current portion of this liability is recorded in other current liabilities and the noncurrent portion is recorded in miscellaneous on IPALCO's consolidated balance sheets. IPL also has operating leases expiring at various dates through 2009. Rental expense for the nine-month periods ended September 30, 2004 and 2003 was $0.8 million and $0.4 million, respectively. The following table shows fixed future minimum lease payments as of September 30, 2004 for all capital leases and for operating leases with remaining noncancelable lease terms in excess of one year (in thousands):
	2004	2005	2006	2007	2008	Thereafter	Total
Operating Leases	$251	$925	$790	$661	$647	$128	$3,402
Capital Leases	$217	$897	$648	$644	$614	$709	$3,729

11. RELATED PARTY TRANSACTION

In June 2004, IPL entered into an agreement with Health and Welfare Benefit Plans LLC ("HWBP"), an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits, in which AES and other AES subsidiaries also participate. HWBP will administer the financial aspects of the group insurance program, receive all premium payments from the participating affiliates, and make all vendor payments. We believe that cost savings can be realized through participation in this group benefits program. Coverage for IPL employees through the group benefits program began on August 1, 2004.

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

Overview

IPALCO Enterprises, Inc. is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is Indianapolis Power & Light Company, a regulated utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc., is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund, valued at $4.1 million, as of September 30, 2004. Our business segments are electric and "all other."

IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 455,000 customers in the city of Indianapolis and neighboring areas within the state of Indiana. IPL has an exclusive right to provide retail electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. Approximately 99% of the total electricity produced by IPL is generated from coal. Natural gas and fuel oil combined to provide the remaining kWh generation (primarily for peaking capacity). IPL's net electric generation capability for winter and summer is 3,370 and 3,252 megawatts, respectively. Our overall corporate mission is to serve our community's need for electric power in ways that benefit all of our stakeholders, to build long-term value for our shareholder, and to assure sustained excellence in performance for our owner, our people, and other individuals and organizations which depend upon our company.

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

Comparison of Quarters Ended September 30, 2004 and September 30, 2003

Our third quarter 2004 net income of $31.0 million increased $0.2 million from net income of $30.8 million in the third quarter of 2003. The following discussion highlights the significant factors contributing to this change.

Operating Revenues

Operating revenues increased by $7.8 million during the three months ended September 30, 2004 compared to the prior year as a result of the following (dollars in thousands):

                          September 30,  September 30,   Increase   Percentage
                              2004           2003       (Decrease)    Change
                         ------------------------------------------------------
Retail Revenues                $218,518       $209,841      $8,677         4.1%
Wholesale Revenues                6,567          8,740      (2,173)      -24.9%
Miscellaneous Revenues            3,732          2,409       1,323        54.9%
                         ------------------------------------------
Total Operating Revenues       $228,817       $220,990      $7,827         3.5%
                         ==========================================

Heating Degree Days                  42             89         (47)      -52.8%
Cooling Degree Days                 584            685        (101)      -14.7%

The 4.1% increase in retail revenues was primarily due to a 4.4% increase in the weighted average price per kWh sold (approximately $9.1 million), which is primarily due to increases in fuel costs charged to residential customers in 2004 (approximately $5.9 million) and increased rate revenues ($4.4 million) from costs IPL recovered from its retail customers associated with its NOx compliance construction program. The decrease in wholesale revenues was primarily due to a 19.3% decrease in the quantity of wholesale kWhs sold (approximately $1.7 million) and the fact that $1.4 million of the sale price (an increase of $1.0 million over the same period in 2003) of such kWhs sold was attributed to disposition of environmental allowances, which are recorded as a reduction of other operating expenses. These decreases are partially offset by a 7.2% increase (approximately $0.5 million) in the weighted average price per wholesale kWh sold. The decrease in kWh sales was primarily due to unplanned plant outages at two of IPL's largest generating units during the third quarter of 2004 for maintenance and repairs that limited our ability to sell kWhs in the wholesale market. The average wholesale market price for kWhs increased approximately 13.6% during the comparative periods.

The $1.3 million increase in miscellaneous revenues is primarily the result of $1.1 million of revenues from the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO"). The Midwest ISO was established as a non-profit organization to maintain functional control over the combined transmission systems of its members. As a transmission owner, IPL receives a portion of the transmission service revenues from all wholesale kWh sales on the Midwest ISO network based on its percentage of transmission system investment within the Midwest ISO footprint. In addition, IPL pays the Midwest ISO an added transmission cost on its retail load and a fee for each wholesale transaction. A portion of the additional transmission cost paid to the Midwest ISO is deferred as a regulatory asset and the remaining transmission costs, along with all transaction fees, are expensed in other operating expenses.

Operating Expenses

Operating expenses increased $5.2 million, or 3.1% during the three months ended September 30, 2004, as compared to the same period in 2003. Significant factors contributing to this increase include: a $2.7 million increase in real estate and property taxes; a $2.4 million increase in depreciation and amortization; a combined $2.3 million increase in fuel and purchased power costs; Midwest ISO costs of $0.9 million in 2004 and a $0.7 million increase in employee group insurance benefits, resulting from escalating premiums and additional employees; partially offset by a $6.1 million decrease in income taxes and a $1.8 million decrease in pension expenses. Substantially all of the increase in real estate and property taxes resulted from a change in the estimates of real estate and property tax liabilities resulting from changes in tax law during 2003. The increase in depreciation and amortization is primarily due to additional plant and distribution equipment being placed in service, excluding those designed to reduce NOx emissions, because the approved ratemaking treatment provides for recovery of the depreciation expenses associated with these projects. The combined increase in fuel and purchased power of $2.3 million is primarily due to the outages described above, which made two of our low-cost, base-load, coal-fired units unavailable for periods of time and increased our dependence on the wholesale market, which experienced a 13.6% increase in the price per kWh since the comparable period in 2003. The decrease in income taxes is primarily the result of a decrease in the flow-through tax expense from depreciation of $4.5 million partially offset by an increase in pretax income. The decrease in pension expenses is primarily due to a $1.1 million increase in the estimated return on pension plan assets, which is primarily due to IPL's $96.1 million of pension funding contributions made in 2003. In accordance with FAS 87, we record pension costs throughout the year based upon estimates made at the actuarial evaluation performed on November 30th of the previous year and adjust to actual costs during the fourth quarter of each year. Net recognized pension costs in the third quarter of 2003 were $0.6 million higher than actual pension costs as determined on the November 30, 2003 actuarial evaluation.

Primarily as a result of the foregoing, utility operating income increased $2.6 million or 5.1% during the third quarter of 2004 from the same period in 2003.

Other Income and Deductions

Other income and deductions decreased from income of $7.8 million in 2003 to $6.3 million in 2004, primarily due to a $0.9 million decrease in the allowance for equity funds used during construction, a $0.3 million increase in nonutility legal services, and a $0.3 million increase in charitable contributions, partially offset by a $0.3 million increase in our income tax benefit. The decrease in the allowance for equity funds used during construction resulted primarily from approximately $148 million of equipment being placed in service in 2004 related to the NOx compliance construction program.

Interest and Other Charges

Interest and other charges increased $1.1 million to $29.3 million in the third quarter of 2004 as compared to the same period in 2003. This increase is primarily the result of additional interest expense of $1.7 million and $0.7 million on the issuances of $100 million and $110 million of first mortgage bonds by IPL on January 13, 2004 and August 6, 2003, respectively, partially offset by a $1.2 million decrease from the retirement of $80 million of first mortgage bonds at IPL on February 1, 2004.

Comparison of Nine Month Periods Ended September 30, 2004 and September 30, 2003

Our net income during the nine month period ended September 30, 2004 increased $10.1 million to $90.1 million from net income of $80.0 million in the same period in 2003. The following discussion highlights the significant factors contributing to this change.

Operating Revenues

Operating revenues increased by $27.5 million during the nine-month period ended September 30, 2004 as compared to the prior year as a result of the following (dollars in thousands):

                          September 30,  September 30,   Increase   Percentage
                              2004           2003       (Decrease)    Change
                         ------------------------------------------------------
Retail Revenues                $616,069       $590,007     $26,062         4.4%
Wholesale Revenues               29,038         31,252      (2,214)       -7.1%
Miscellaneous Revenues           11,078          7,468       3,610        48.3%
                         ------------------------------------------
Total Operating Revenues       $656,185       $628,727     $27,458         4.4%
                         ==========================================

Heating Degree Days               3,223          3,704        (481)      -13.0%
Cooling Degree Days                 947            878          69         7.9%

The 4.4% increase in retail revenues was primarily due to a 1.5% increase in the quantity of kWhs sold (approximately $9.1 million) and a 2.9% increase in the weighted average price per kWh sold (approximately $17.0 million). The quantity variance is impacted by economic growth, an increase in IPL's retail customer base by approximately 6,300 customers or 1.4% from September 30, 2003 to September 30, 2004, the increase in cooling degree days and the decrease in heating degree days. The price variance is primarily due to increases in fuel costs charged to residential customers in 2004 (approximately $11.2 million) and $8.1 million in increased rate revenues from costs IPL recovered from its retail customers associated with its NOx compliance construction program. The $2.2 million decline in wholesale revenues is primarily due to an 8.4% decrease in the quantity of wholesale kWhs sold (approximately $2.7 million), and the fact that $3.9 million of the sale price (an increase of $1.9 million over the same period in 2003) of such kWhs sold was attributed to disposition of environmental allowances, which are recorded as a reduction of other operating expenses. These decreases are partially offset by a 7.9% increase (approximately $2.3 million) in the weighted average price per wholesale kWh sold. The decrease in kWh sales was primarily due to increased plant outages during 2004 for construction and repairs that limited our ability to sell kWhs in the wholesale market. The average wholesale market price for kWhs increased approximately 13.2% during the comparative periods. The $3.6 million increase in miscellaneous revenues is primarily the result of $3.1 million of revenues from the Midwest ISO in 2004.

Operating Expenses

Operating expenses increased $10.5 million, or 2.1% during the nine months ended September 30, 2004, as compared to the same period in 2003, primarily due to an $11.0 million increase in fuel expenses. The increase in fuel expenses results primarily from a $6.4 million increase in the deferred fuel adjustments (which is the result of variances between estimated fuel costs in IPL's fuel adjustment clause and actual fuel costs), and a $4.4 million increase in the cost of coal used during the comparative periods. IPL is permitted to recover underestimated fuel costs in future rates through the fuel cost adjustment proceeding and therefore the costs are deferred and amortized into expense in the same period that IPL's rates are adjusted. The cost of coal used in 2004 was higher due to a 1.9% increase in the amount of coal burned and a 1.5% increase in the average price of such coal.

Other significant items included in the operating expense variance include a $5.9 million gain in 2004 on the sale of land held for sale; a $5.1 million decrease in pension expenses; a $3.5 million increase in salaries and wages included in other operating expenses; a $3.4 million decrease in maintenance expenses; a $2.8 million increase in real estate and property taxes; a $2.6 million decrease in income taxes; a $2.4 million decrease in gains on sales of sulfur dioxide ("SO2") allowances; a $2.2 million decrease in purchased power; Midwest ISO costs of $2.0 million in 2004; and a $2.0 million increase in employee group insurance benefits, resulting from escalating premiums and additional employees (see below). In accordance with regulatory accounting, both the gain on the sale of land held for sale and the gain on sales of SO2 allowances are included as reductions of other operating expenses on IPALCO's consolidated statements of income. The decrease in pension expenses is primarily due to a $3.3 million increase in the expected return on pension plan assets over the comparable periods, which is primarily due to IPL's $96.1 million of pension funding contributions made in 2003; and because net recognized pension costs in the nine months ended September 2003 were $1.6 million higher than actual pension costs as determined on the November 30, 2003 actuarial evaluation. The $3.5 million increase in salaries and wages included in other operating expenses is primarily the result of an 8.6% increase in fulltime employees from January 1, 2003 to September 30, 2004 and annual wage increases. The decrease in maintenance expenses results primarily from a reduction in tree trimming costs ($2.1 million) resulting from higher than average costs in 2003 and unusually high severe storm activity during the third quarter of 2003. Substantially all of the increase in real estate and property taxes resulted from a change in the estimates of real estate and property tax liabilities resulting from changes in tax law during 2003. The decrease in income taxes is primarily the result of a decrease in the flow-through tax expense from depreciation of $6.9 million partially offset by an increase in pretax income. The $2.2 million decrease in purchased power during the first nine months of 2004, as compared to the same period in 2003, was primarily due to higher than normal power purchases in March of 2003 totaling $4.5 million, which was $3.4 million higher than in March 2004. The high cost of power purchases in March of 2003 was the result of a combination of (i) a scheduled maintenance outage during March of 2003 on our largest base load coal fired unit (ii) colder than normal temperatures (iii) higher than normal wholesale energy prices and (iv) an unscheduled maintenance outage on another of our large coal fired units. The combination of these factors resulted in us purchasing more energy and at higher than normal prices.

As described above, a portion of the proceeds from sales of wholesale kWhs is attributed to the disposition of environmental allowances. Excluding such dispositions, we do not expect to sell our SO2 allowances in the foreseeable future and therefore we do not expect to have gains at the levels we did in 2003. IPL projects to exceed the SO2 EPA emissions allowance cap in 2004 and will rely on its allowance bank to meet SO2 allowances as necessary to remain in compliance with EPA SO2 regulations in 2004. For 2005 and 2006, IPL is currently projecting to meet its supplemental SO2 allowance requirements via allowance purchases. Historically, the price of such allowances has been volatile and therefore it is difficult to predict what our cost may be in the future.

Primarily as a result of the foregoing, utility operating income increased $16.9 million or 12.2% during the nine months ended September 30, 2004 as compared to the same period in 2003.

Other Income and Deductions

Other income and deductions increased slightly from income of $21.4 million in 2003 to $21.5 million in 2004. The increase includes dividend income received in 2004 of $1.4 million, a $0.9 million gain on the sale of noncore real estate assets in 2004 and a $0.8 million loss in 2003 on the sale of one-third of our ownership interest in EnerTech, partially offset by a $1.5 million decrease in the allowance for equity funds used during construction and a $0.7 million increase in nonutility legal services. The decrease in the allowance for equity funds used during construction resulted primarily from approximately $148 million of equipment being placed in service in 2004 related to the NOx compliance construction program.

Interest and Other Charges

Interest and other charges increased $7.0 million to $87.8 million in the nine months ended September 30, 2004 as compared to the same period in 2003. This increase is primarily the result of additional interest expense of $4.8 million and $4.2 million on the issuances of $100 million and $110 million of first mortgage bonds by IPL on January 13, 2004 and August 6, 2003, respectively, and a $1.9 million increase in interest expense on the IPALCO Notes due to a 50 basis point increase, beginning May 15, 2003, in the interest rate charged as a result of ratings downgrades in 2003. These increases are partially offset by a $3.2 million decrease from the retirement of $80 million of first mortgage bonds at IPL on February 1, 2004.

Liquidity and Capital Resources

As of September 30, 2004, IPALCO had cash and cash equivalents of $21.8 million. In addition, IPL has available borrowing capacity of $74.3 million, after existing letters of credit, under its $75.0 million committed credit facilities. All long-term borrowings by IPL must first be approved by the IURC and the aggregate amount of IPL's short-term borrowings must be approved by FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 29, 2006. IPL and IPALCO also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under their existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its committed credit facilities, refinance existing debt, issue an additional $30 million of long-term debt approved by the IURC and incur certain other indebtedness. We believe that existing cash balances, cash generated from operating activities and borrowing capacity on IPL's committed credit facilities will be adequate on a short-term and long- term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on IPL's committed credit facilities and (iv) additional debt financing.

In January 2004, IPL issued $100 million of 6.60% first mortgage bonds due January 1, 2034. The net proceeds of approximately $99 million were used to retire $80 million of 6.05% first mortgage bonds due February 1, 2004 and to reimburse IPL's treasury and pay down IPL's committed credit facilities for expenditures previously incurred in connection with its capital expenditure program.

In May 2004, IPL renewed its $45 million committed line of credit. The new agreement has substantially the same terms as the previous agreement and matures May 19, 2005. In June 2004, IPL amended another credit agreement which includes a $30 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly) to extend the maturity to May 31, 2005.

In July 2004, Standard & Poor's raised its ratings on the utility first mortgage bonds of 20 utility companies, based on an updated analysis of ultimate recovery prospects. As a result, all of IPL's first mortgage bonds were upgraded from BB+ to BBB-. The upgrade did not affect the interest rates on any of IPL's existing debt.

In October 2004, IPL Funding Corporation extended the maturity of its Receivables Sale Agreement to October 26, 2005. The agreement provides for unrelated parties to purchase, on a revolving basis, up to $50.0 million of accounts receivable that IPL Funding purchased from IPL.

Capital Requirements. Our capital requirements are primarily related to IPL's construction expenditures needed to meet customers' needs for electricity and for environmental compliance. IPL's construction expenditures totaled $115.2 million during the nine months ended September 30, 2004. This represented an increase of $10.4 million from the comparable period in 2003, primarily due to expenditures associated with new environmental standards imposed by the EPA relating to NOx emission reductions. Construction expenditures during the first nine months of 2004 were financed primarily with internally generated cash provided by operations and borrowings on IPL's committed credit facilities. We estimate total capital expenditures of approximately $154 million in 2004, $127 million in 2005 and $183 million in 2006. These estimates include approximately $128 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities; $100 million for power plant related projects; $15 million primarily for miscellaneous office equipment, furniture and leasehold improvements; and $107 million for construction projects designed to reduce NOx emissions and $114 million for construction projects designed to reduce SO2 and mercury emissions.

Pension Funding. In April 2004, pension legislation was passed which decreased the present value of our current pension fund liabilities and lowered our pension funding requirements in the short-term. In August 2004, IPALCO contributed $6.0 million to the pension fund to achieve the desired funding level of 90% in 2004.

Dividends. All of our outstanding common stock is held by AES. During the first nine months of 2004, we paid $81.0 million in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL's results of operations, cash flows, financial condition, capital requirements, regulatory considerations, and such other factors as IPL's board of directors deems relevant.

Environmental Matters

Multipollutant Plan filing. In July 2004, IPL filed a multipollutant plan (the "Plan") with the IURC. The Plan provided estimated operating and capital costs over the next decade for equipment designed to reduce SO2, NOx, and mercury emissions from our power plants and reduce the formation of ozone and fine particulate pollution in the atmosphere. The filing requests approval to construct certain portions of the Plan over the next several years and ratemaking treatment for those portions of the Plan similar to that which IPL received previously on its capital expenditures designed to reduce NOx emissions for the NOx SIP call. Such treatment includes a return on the investment and recovery of depreciation expenses and operation and maintenance expenses associated with these projects. IPL has also requested to add the approved return on its environmental projects to its authorized annual net operating income in subsequent fuel adjustment charge proceedings. In October 2004, IPL and the Office of Utility Consumer Counselor ("OUCC") filed a settlement agreement with the IURC whereby the OUCC supports IPL's Plan, subject to certain modifications. The IURC still must rule on the merits of the Plan and an order is expected later this year.

National Ambient Air Quality Standards. In July 1997, the EPA promulgated final rules tightening the National Ambient Air Quality Standards for ozone and creating a new fine particulate matter standard. In April 2004, the EPA designated Marion and Morgan counties as parts of the Greater Indianapolis nonattainment area for ozone, effective June 15, 2004. Indiana is now required to devise implementation plan revisions to attain and maintain the new ozone standards. Such revisions may require IPL to reduce emissions of ozone precursors, chiefly oxides of nitrogen, from its Harding Street and Eagle Valley generating stations.

In June 2004, the EPA wrote to the Governor of Indiana stating its intention to designate Marion, Morgan, and Pike Counties nonattainment for the fine particulate matter ambient air quality standard. The EPA stated that it intends to promulgate these designations in November 2004. The non attainment designation for both ozone and particulate matter will legally require the State of Indiana to modify its State Implementation Plan by 2008. The SIP will detail how the state will regain its compliance status. It is unclear at this time the potential impact of these new EPA designations on our generating stations.

Regulatory Matters

Midwest ISO Energy Markets Tariff Filing. The Midwest ISO filed its revised Energy Markets Tariff with the FERC in March 2004, as part of the Midwest Market Initiative to standardize the structure and operation of competitive wholesale power markets, including plans to implement the market restructuring, including day-ahead and real-time energy markets. This restructuring could have an impact on the costs associated with IPL's energy service to its utility customers. In August 2004 FERC conditionally accepted Tariff Sheets to start the energy markets and established settlement judge procedures. In October 2004 the Midwest ISO submitted a compliance filing pursuant to FERC's August 2004 Order. In July 2004 IPL, PSI Energy, Inc., Northern Indiana Public Service Company, Inc., and Vectren Energy Delivery of Indiana, Inc., filed a Joint Petition with the Indiana Utility Regulatory Commission for approval of certain changes in operations that are likely to result from the Midwest ISO's implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the energy markets. At this time, we cannot predict the effect these filings will have on our results of operations.

Final Report of the Joint U.S.-Canadian Blackout Task Force. In April 2004, the U.S.- Canadian Power System Outage Task Force filed its Final Report on the August 14, 2003 electric power blackout that occurred in large portions of the Midwest and Northeast United States and Ontario, Canada. The blackout did not include IPL's service territory. The Final Report contains findings and recommendations related to the blackout. The adoption of federal legislation regarding mandatory and enforceable reliability provisions is central to the recommendations of the task force. The Final Report sets forth 46 recommendations grouped into the following four general categories: institutional issues related to reliability; support of the North American Electric Reliability Council's ("NERC") actions of February 10, 2004 (in which NERC approved a series of actions and strategic and technical initiatives intended to protect the reliability of the North American bulk electric system); physical and cyber security of North American bulk power systems; and the Canadian nuclear power sector. At this time we cannot fully predict the effect any legislation or other implementation of the recommendations of the Task Force will have on IPL. However, we currently estimate an additional $3.3 million for transmission system monitoring and control equipment over the next two years in anticipation of new requirements that we believe are likely to be imposed on all transmission control areas.

Related Party Transaction

In June 2004, IPL entered into an agreement with HWBP, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits, in which AES and other AES subsidiaries also participate. HWBP will administer the financial aspects of the group insurance program, receive all premium payments from the participating affiliates, and make all vendor payments. We believe that cost savings can be realized through participation in this group benefits program. Coverage for IPL employees through the group benefits program began on August 1, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable pursuant to General Instruction H of the Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of September 30, 2004. The Company's management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. In addition, we have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of September 30, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls. In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Document

10.1  First Amendment, Dated as of October 27, 2004, to Amended and Restated
      Receivables Sale Agreement, Dated as of July 20, 2004.

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

Date: November 8, 2004

By:	/s/ Hamsa Shadaksharappa

Hamsa Shadaksharappa
Senior Vice President-Financial Services, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer and Duly Authorized Officer)