Form 10-K
period 2004-12-31
IPALCO ENTERPRISES, INC.
filed 2005-03-24
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

At March 21, 2005, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH A REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC

Annual Report on Form 10-K

December 31, 2004

Table of Contents

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K includes ''forward-looking statements'' including, in particular, the statements about our plans, strategies and prospects under the headings ''Item 1, Business'' and ''Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.'' Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words ''could,'' ''may,'' ''predict,'' ''anticipate,'' ''would,'' ''believe,'' ''estimate,'' ''expect,'' ''forecast,'' ''project,'' ''objective,'' and similar expressions are intended to identify forward-looking statements.

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

  changes in our credit ratings
  performance of pension plan assets
  fluctuations in customer growth and demand
  weather and weather-related damage
  fuel costs
  generating unit availability and capacity
  transmission and distribution system reliability and capacity purchased power costs and availability
  regulatory action
  our ownership by The AES Corporation
  federal and state legislation
  changes in financial or regulatory accounting policies
  environmental matters
  interest rates and the availability and other cost of capital labor strikes or other workforce factors
  unanticipated maintenance and capital expenditures
  local economic conditions
  unanticipated generation outages, facility maintenance or repairs costs and effects of legal and administrative proceedings, settlements, investigations and claims and the ultimate disposition of litigation industry restructuring, deregulation and competition
  issues related to our participation in the Midwest ISO (see below under General), including recovery of costs incurred product development and technology changes

Most of these factors affect us through our consolidated subsidiary Indianapolis Power & Light Company. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. We undertake no obligation to publicly update or review any forward-looking information, future events or otherwise.

PART I

Item 1. Business

Overview

IPALCO Enterprises, Inc. ("IPALCO") is a holding company incorporated under the laws of the state of Indiana on September 14, 1983. Our principal subsidiary is Indianapolis Power & Light Company ("IPL"), a regulated electric utility with its customer base concentrated in Indianapolis, Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc. ("Mid-America") is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund, valued at $4.1 million, as of December 31, 2004. Throughout this document, the terms "we", "us" and "our" refer to IPALCO and its consolidated subsidiaries. IPALCO is wholly-owned by The AES Corporation ("AES"). Our total electric revenues and net income for the fiscal year ended December 31, 2004 were $885 million and $125 million, respectively. The book value of our total assets as of December 31, 2004 is $2.5 billion. All of our operations are conducted within the United States of America and primarily within the state of Indiana. Please refer to Note 14 in the audited consolidated financial statements of IPALCO included in this report for segment reporting.

Our principal executive offices are located at One Monument Circle, Indianapolis, Indiana 46204, and our telephone number is (317) 261-8261. Our internet website address is www.IPALCO.com.

Indianapolis Power & Light Company

General

We own all of the outstanding common stock of IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 460,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana; the most distant point being about 40 miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations. Two of the generating stations are primarily coal-fired stations. The third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. IPL's net electric generation capability for winter is 3,370 megawatts and net summer capability is 3,252 megawatts. IPL's generation, transmission and distribution facilities are further described under "Item 2. Properties." There have been no significant changes in the services rendered by IPL, or in IPL's markets, during 2004.

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. IPL's business is not dependent on any single customer or group of customers. IPL's electricity sales for 2000 through 2004 are set forth in the table of statistical information included at the end of this section.

IPL is also a member of the East Central Area Reliability Council ("ECAR"). ECAR members cooperate under the East Central Area Reliability Coordination Agreement to augment the reliability of its members' electricity supply systems in the nine-state ECAR region through coordination of the planning and operation of the members' generation and transmission facilities. Smaller electric utility systems, independent power producers and power marketers participate as associate members. In addition, IPL's transmission operations are integrated with those of the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO") and IPL is a transmission owner of the Midwest ISO. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations- Industry Changes - FERC-Midwest ISO ".

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

IPL is also affected by the regulatory jurisdiction of the U.S. Environmental Protection Agency ("EPA"), at the federal level, and the Indiana Department of Environmental Management, at the state level. Other significant regulatory agencies affecting IPL include, but are not limited to, the U.S. Department of Labor and the Indiana Occupational Safety and Health Administration.

Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters and - Industry Changes" for a more comprehensive discussion of regulatory matters impacting IPL and IPALCO.

Retail Ratemaking

IPL's tariff rates for electric service to retail customers (basic rates and charges) are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the Indiana Office of Utility Consumer Counselor, and other interested consumer groups and customers. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years. In Indiana, basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual operating and maintenance expenditures, capital expenditures, fuel costs, generating unit availability and purchased power costs and availability can affect the return realized.

During 1998, in an Order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily select service under IPL's Elect Plan (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters") options. Under two of these options, the customers' prices are not adjusted for changes in fuel costs or other factors. The Elect Plan was extended by an IURC Order through December 31, 2006. Substantially all other IPL customers are served pursuant to retail tariffs that provide for the monthly billing or crediting to customers of increases or decreases, respectively, in the actual costs of fuel consumed from estimated fuel costs embedded in basic rates, subject to certain restrictions on the level of operating income. In addition, IPL's rate authority provides for a return on IPL's investment and recovery of the depreciation and operation and maintenance expenses associated with the nitrogen oxide ("NOx") compliance construction program and the Multipollutant Plan (See Environmental Matters). IPL maintains its books and records consistent with accounting principles generally accepted in the United States of America reflecting the impact of regulation. See Note 2 to the Consolidated Financial Statements of IPALCO included in this Form 10-K.

Future events, including the advent of retail competition within IPL's service territory, could result in the deregulation of part of IPL's existing regulated business. Upon deregulation, adjustments to IPL's accounting records may be required to eliminate the historical impact of regulatory accounting. Such adjustments, as required by Statement of Financial Accounting Standards ("SFAS") No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of SFAS No. 71," could eliminate the effects of any actions of regulators that have been recognized as assets and liabilities. Required adjustments could include the expensing of any unamortized net regulatory assets, the elimination of certain tax liabilities, and a write down of any impaired utility plant balances. We expect IPL to meet the criteria for the application of SFAS No. 71 for the foreseeable future.

Fuel

In 2004, approximately 99.9% of the total kWhs produced by IPL was generated from coal. Natural gas and fuel oil combined to provide the remaining kWh generation. Natural gas is used in IPL's newer combustion turbines. Fuel oil is used for start up and flame stabilization in coal-fired generating units, as primary fuel in oil-fired steam turbine generating units and three older combustion turbines, and as an alternate fuel in two newer combustion turbines.

IPL's existing long-term coal contracts provide for approximately 84% of its current projected requirements through the year 2006 and approximately 68% through 2009. The long-term coal agreements are with two suppliers. Substantially all of the coal is currently mined in the state of Indiana. Approximately 64% of IPL's coal is from one supplier. IPL has entered into three contracts with this supplier for the provision of coal from three separate mines. It is presently believed that all coal used by IPL will be mined by others. IPL normally carries fuel oil and a 30-60 day system supply of coal to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays.

Statistical Information on Electric Operations

The following table of statistical information presents additional data on IPL's electric operations:

                                                Year Ended December 31,
                                   -------------------------------------------------
                                     2004      2003      2002      2001      2000
                                   --------- --------- --------- --------- ---------
Operating Revenues (In Thousands):
Residential                        $314,018  $300,735  $292,855  $289,779  $285,000
Small commercial and industrial     137,820   129,790   130,642   127,863   130,482
Large commercial and industrial     354,325   336,136   335,436   334,387   337,725
Public lighting                      11,118    11,022    10,926    10,415    10,249
Miscellaneous                        15,092    21,921    13,657    10,385    12,425
                                   --------- --------- --------- --------- ---------
   Revenues - retail customers      832,373   799,604   783,516   772,829   775,881
Wholesale - REMC                      1,433     1,330     1,402     1,367     1,222
Wholesale - other                    51,667    37,231    38,160    56,951    57,112
                                   --------- --------- --------- --------- ---------
   Total electric revenues         $885,473  $838,165  $823,078  $831,147  $834,215
                                   ========= ========= ========= ========= =========
Kilowatt-hour Sales (In Millions):
Residential                           4,984     4,917     4,939     4,717     4,614
Small commercial and industrial       2,028     1,986     2,018     1,955     1,990
Large commercial and industrial       7,489     7,370     7,417     7,337     7,432
Public lighting                          89        83        72        72        71
                                   --------- --------- --------- --------- ---------
   Sales - retail customers          14,590    14,356    14,446    14,081    14,107
Wholesale - REMC                         47        44        47        46        42
Wholesale - other                     1,568     1,307     1,691     2,129     2,272
                                   --------- --------- --------- --------- ---------
   Total kilowatt-hours sold         16,205    15,707    16,184    16,256    16,421
                                   ========= ========= ========= ========= =========
Retail Customers at End of Year:
Residential                         410,998   405,549   400,130   394,793   391,086
Small commercial and industrial      45,208    44,833    44,428    43,767    43,078
Large commercial and industrial       4,389     4,327     4,337     4,283     4,195
Public lighting                         676       666       655       622       574
                                   --------- --------- --------- --------- ---------
   Total retail customers           461,271   455,375   449,550   443,465   438,933
                                   ========= ========= ========= ========= =========

Environmental Matters

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, suspension or revocation of permits and/or facility shutdowns. We believe that we operate in material compliance with environmental laws, regulations and permits and health and safety laws. We cannot assure, however, that we have been or will be at all times in full compliance with such laws, regulations and permits. Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters" for a more comprehensive discussion of environmental matters impacting IPL and IPALCO.

Regulatory Matters - Rate Developments

Multipollutant Plan filing

On November 30, 2004, in response to a petition we filed, the IURC issued an Order approving up to $182 million of capital expenditures to install pollution control technology at two of our power plants. These capital expenditures are projected to address required sulfur dioxide ("SO2") and mercury emissions reductions from our power plants and to reduce fine particulate pollution in the atmosphere. The Order also approves ratemaking treatment for such expenditures, including a return on the investment and recovery of depreciation expenses and operation and maintenance expenses associated with these projects. The Order also granted IPL the authority to add the approved return on its environmental projects to IPL's authorized annual jurisdictional net operating income in subsequent fuel adjustment charge proceedings (See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Environmental Matters"). We believe these expenditures are necessary to reliably and economically achieve a level of emission reductions that complies with the Clean Air Interstate Rule and the Clean Air Mercury Rule (the "Clean Air Rules of 2005") (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters"). We cannot assure that all costs to comply with the Clean Air Rules of 2005 will be covered by the IURC Order.

NOx SIP Call

In November 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of clean coal technology ("CCT") to allow us to meet the NOx emission limits imposed pursuant to the EPA's NOx State Implementation Plan ("SIP") call. The CCT constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and the IURC has approved ratemaking treatment applicable to such property through an Environmental Compliance Cost Recovery Adjustment ("ECCRA"). The ratemaking treatment provided for in the IURC Order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expenses and operation and maintenance expenses associated with these projects. Such costs are deferred as regulatory assets on IPALCO's balance sheets until recovered through periodic rate adjustments. The ratemaking treatment also provides for recovery of expenditures related to the purchase of NOx emission allowances, should such expenditures be made to supplement our CCT construction projects. IPL may add the approved return on its CCT projects to its authorized annual jurisdictional net operating income in subsequent fuel adjustment charge proceedings. The increase in the amount of rate revenues and authorized net operating income resulting from IPL's CCT plan will be determined in periodic filings to the IURC to be made at intervals of no more often than every 6 months and will depend on the amount of cumulative investment, depreciation expenses, operation and maintenance expenses and actual NOx emission allowance purchases at the time of each of the filings. These ECCRA filings have collectively added $6.7 million to IPL's authorized annual jurisdictional net operating income through December 31, 2004.

Through December 31, 2004, IPL spent approximately $185 million on NOx emissions reduction projects. Further expenditures are estimated to be approximately $27 million in 2005 to substantially meet the required NOx SIP Call reductions.

Midwest ISO

IPL has received IURC approval for the recovery of certain MISO costs and is currently seeking IURC approval for certain changes in operations and for determination of the manner and timing of recovery of other costs. See "Management's Discussion and Analysis of Financial condition and Results of Operations - Industry Changes" for a discussion of the Midwest ISO.

Competition and Industry Changes

IPL has an exclusive right to provide electric service to its retail customers. In recent years, various forms of proposed industry-restructuring legislation and/or rulemakings have been introduced at the federal level. Generally, the intent of these initiatives is to encourage an increase in competition within the regulated electric utility industry. While federal rulemaking to date has addressed only the electric wholesale market, various state legislatures have enacted laws to allow more competition and customer choice in the retail energy markets within their respective states. Indiana has not done so.

At times, we will purchase power on the wholesale markets, and at other times we will have electric generation capacity available for sale on the wholesale market in competition with other utilities and power generators. Our ability to compete in the wholesale market for the sale of excess generation is dependent on the price, terms and conditions of the sale.

The Midwest ISO is completing market trials and testing for the Midwest Market Initiative scheduled to begin April 1, 2005. This will change our interface with the wholesale energy markets, particularly with respect to day-ahead and real-time transactions. See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Industry Changes" for information about our participation in the Midwest ISO that will impact both revenues and costs associated with our energy service to utility customers beginning in 2005. This section also discusses our filing with the IURC related to the Midwest ISO referenced above.

Employees

As of December 31, 2004, IPL had 1,414 employees of whom 1,384 were full time. Of these employees, 957 were represented by the International Brotherhood of Electrical Workers ("IBEW") in two bargaining units: a physical unit and a clerical-technical unit. In November 2002, the membership of the IBEW physical unit ratified a labor agreement that remains in effect until December 19, 2005. In February 2004, the membership of the IBEW clerical-technical unit ratified a labor agreement that remains in effect until February 19, 2007. As of December 31, 2004, neither IPALCO nor any of its subsidiaries other than IPL had any employees.

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

IPL owns and operates four generating stations. Two of the generating stations are primarily coal-fired stations. The third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. For electric generation, the net winter capability is 3,370 MW and net summer capability is 3,252 MW. IPL's highest recorded winter and summer peak loads are 2,671 MW and 3,003 MW, respectively.

IPL's sources of electric generation are as follows:

Petersburg Plant, located in Pike County, Indiana (seven units in service— four in 1967 and one each in 1969, 1977 and 1986) with net winter and summer capabilities of 1,730 MW;

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

Net electrical generation during 2004, at the Petersburg, Harding Street and Eagle Valley plants accounted for approximately 67.7%, 24.0% and 8.3%, respectively, of IPL's total net generation.

Included in the above totals are three gas turbine units at the Harding Street plant added in 1973, one gas turbine added in each of 1994, 1995 and 2002 with a combined nameplate rating of 374 MW. Also included is one diesel unit each at Eagle Valley and Harding Street plants and three diesel units at Petersburg station, all added in 1967. Each diesel unit has a nameplate rating of 3 MW.

IPL's electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, Southern Indiana Gas and Electric Company, Hoosier Energy Rural Electric Cooperative, Inc., and the electric system jointly owned by PSI Energy, Inc., Indiana Municipal Power Agency and Wabash Valley Power Association, Inc. IPL's transmission system includes 457 circuit miles of 345,000 volt lines, 363 circuit miles of 138,000 volt lines and 269 circuit miles of 34,500 volt lines. The distribution system consists of 4,259 circuit miles underground primary and secondary cables and 5,914 circuit miles of overhead primary and secondary wire. Underground street lighting facilities include 671 circuit miles of underground cable. Also included in the system are 75 bulk power substations and 88 distribution substations.

IPL holds an option to purchase suitable acreage of land in Switzerland County, Indiana to use as a potential power plant site. In addition, IPL owns the rights to coal and other minerals underlying 798 acres of land in Sullivan County, Indiana, and coal underlying approximately 6,215 acres in Pike and Gibson Counties, Indiana.

All critical facilities owned by IPL are well maintained, in good condition and meet the present needs of IPL.

Mortgage Financing on Properties

The mortgage and deed of trust of IPL, together with the supplemental indentures to the mortgage, secure first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a direct first mortgage lien in the amount of $692.7 million at March 21, 2005. In addition, IPALCO has $750 million principal amount of indebtedness outstanding, which is secured by its pledge of all of the outstanding common stock of IPL.

Item 3. Legal Proceedings

Please refer to Note 12 of the attached audited consolidated financial statements of IPALCO for a summary of significant legal proceedings involving IPALCO and/or IPL. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable pursuant to General Instruction I of the Form 10-K.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

All of the outstanding common stock of IPALCO is owned by AES, and as a result is not listed for trading on any stock exchange.

Dividends. During 2004 and 2003, we paid dividends to AES totaling $119.1 million and $126.9 million, respectively. Future distributions will be determined in the discretion of the Board of Directors of IPALCO and will depend primarily on dividends received from IPL and such other factors as the Board of Directors of IPALCO deems relevant. Please refer to the Liquidity and Capital Resources section of Item 7 of this report for a discussion of limitations on dividends from IPL. In order for us to make any dividend payments to AES, we must, at the time and as a result of such dividends, either maintain certain credit ratings on our $750 million of Senior Secured Notes or be in compliance with leverage and interest coverage ratios contained in the Indenture for our $750 million of Senior Secured Notes. We do not believe this requirement will be a limiting factor in paying dividends in the ordinary course of prudent business operations.

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

                                                        Year Ended December 31,
                                         -------------------------------------------------------
                                            2004       2003       2002       2001     2000 (1)
                                         -------------------------------------------------------
                                                              (IN THOUSANDS)
Operating Data:
Total utility operating revenues           $885,473   $838,165   $823,078   $831,147   $861,795
Termination benefit agreement costs (2)          --         --         --    (74,765)        --
Voluntary early retirement program
  benefits costs (3)                             --         --         --    (23,751)   (62,007)
Utility operating income                    214,334    186,583    200,586    130,641    136,223
Allowance for funds used during
  construction                                3,769      6,539      5,738      1,974      3,034
Income before extraordinary loss            124,994    103,265    124,946     77,947    158,842
Extraordinary loss on early
  retirement of debt                              --        --         --         --     (4,259)
Net income                                  124,994    103,265    124,946     77,947    154,583

Balance Sheet Data (end of period):
Utility plant - net                       2,142,852  2,096,563  2,028,144  1,984,313  1,947,708
Total assets                              2,467,348  2,397,810  2,360,169  2,331,312  2,283,150
Common shareholder's equity (deficit)      (108,082)  (121,778)   (92,449)     4,229    730,148
Cumulative preferred stock of subsidiary     59,135     59,135     59,135     59,135     59,135
Long-term debt (less current maturities)  1,502,064  1,482,011  1,372,006  1,371,930    621,863
Long-term capital lease obligations           4,148        747         --         --         --

Other Data:
Utility capital expenditures                146,785    156,855     94,709    126,517     75,712
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
  Voluntary Early Retirement Program benefit costs for 2000 represented $56.8 million pre-tax non- cash pension and $5.2 million other postretirement benefit costs. In 2001 we recognized $19.2 million in pre-tax non-cash pension and $4.6 million other postretirement benefit costs associated with the VERP plans implemented in 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see "Cautionary Note Regarding Forward - Looking Statements" at the beginning of this Form 10-K.

Introduction

IPALCO Enterprises, Inc. ("IPALCO") is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is Indianapolis Power & Light Company ("IPL"), a regulated utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc. ("Mid- America"), is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P. ("EnerTech"), a venture capital fund, valued at $4.1 million, as of December 31, 2004. Our business segments are electric and "all other."

IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 460,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. Historically, approximately 99% of the total electricity produced by IPL was generated from coal. Natural gas and fuel oil combined to provide the remaining kWh generation (primarily for peaking capacity). IPL's net electric generation capability for winter and summer is 3,370 and 3,252 megawatts, respectively. Our overall corporate mission is to serve our community's need for electric power in ways that benefit all of our stakeholders, to build long-term value for our shareholder, and to assure sustained excellence in performance for our owner, our people, and other individuals and organizations which depend upon our company.

The most important matters on which we focus in evaluating IPALCO's financial condition and operating performance and allocating our resources include: (i) recurring factors which have significant impacts on operating performance such as; regulatory action, environmental matters, weather and weather-related damage in IPL's service area, the wholesale price of electricity, generating unit availability and capacity, and the local economy; (ii) our progress on performance improvement strategies designed to maintain high standards in several operating areas (including safety, environmental, reliability, and customer service) simultaneously, (iii) our short-term and long-term financial and operating strategies. For a discussion of how we are impacted by regulation and environmental matters, please see Regulatory Matters and Environmental Matters later in this section.

Weather and weather-related damage in IPL's service area. Extreme high and low temperatures in our service area have a significant impact on revenues as many of our retail customers use electricity to power air conditioners, electric furnaces and heat pumps. To illustrate, during the first fiscal quarter of 2003, when IPL's service territory experienced a 24% increase in heating degree days as compared to the same period in 2002, IPL realized an $18.1 million, or 10% increase in retail revenues, primarily due to the colder winter temperatures. Conversely, during the third fiscal quarter of 2003, when IPL's service territory experienced a 33% decrease in cooling degree days as compared to the same period in 2002, IPL realized a $6.4 million, or 3% decrease in retail revenues, primarily due to the milder summer temperatures, and partially offset by an increase in heating degree days during the comparative periods. In addition, because extreme temperatures have the effect of increasing demand for electricity, the wholesale price for electricity generally increases during periods of extreme hot or cold weather and, therefore, if IPL has excess capacity, it can generate additional income by selling power on the wholesale market (see below).

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, which can cause power outages, which reduces revenues and increases repair costs.

Wholesale price of electricity. At times, IPL will purchase power on the wholesale markets, and at other times IPL will have electric generation capacity available for sale on the wholesale market in competition with other utilities and power generators. During the past five years, wholesale revenues represented an average of approximately 5.9% of IPL's total electric revenues. IPL's ability to compete in the wholesale market for the sale of its excess generation is dependent on the price, terms and conditions of the sale. The price of wholesale power can be volatile and therefore IPL's revenues from wholesale sales can fluctuate significantly from year to year. During 2004, the estimated average hourly market price at which we could buy or sell wholesale power increased 22% from 2003. The weighted average price of wholesale kWhs IPL sold increased approximately 15% in 2004 as compared to 2003.

In 2005, the Midwest ISO's Midwest Market Initiative will change IPL's interface with the wholesale energy markets, particularly with respect to day-ahead and real-time transactions. See also, "Industry Changes" for information about our participation in the Midwest ISO that will impact both revenues and costs associated with IPL's energy service to its utility customers beginning in 2005.

Generating unit availability and capacity. Currently, IPL's plants generally have enough capacity to meet the needs of IPL's retail customers when all of its coal-fired units are available. As described above, IPL can, at times, generate additional revenues by selling excess energy on the wholesale market when prices are favorable to do so. From time to time, IPL must shut generating units down to perform maintenance or repairs. Generally, maintenance is scheduled during the spring and fall months when demand for power is lowest. Occasionally, it is necessary to shut units down for maintenance or repair during periods of high power demand. In addition, occasionally during periods of peak demand IPL's coal-fired generating capacity is not available or sufficient to meet its retail load. On these occasions, IPL may generate power using more costly gas or oil fired generating units or purchase power on the wholesale market to meet its retail demand. This can cause a loss of wholesale revenues and increased operating costs.

Local economy. Increases in commercial and industrial productivity in IPL's service area generally lead to increased use of electricity. During 2004, 40% of our revenues came from large commercial and industrial customers. During the past 10 years, IPL's retail kWh sales have grown at a compound annual rate of 1.4%.

Performance improvement program. Our objective is to achieve top industry performance in the United States by focusing on performance in seven key areas: safety, environmental performance, customer service, reliability (production and delivery), financial performance (retail rates and shareholder value), employee commitment and corporate philanthropy and by balancing them in a way and to a degree necessary to ensure a sustainable level of excellence in all these areas simultaneously as compared to our peers. We monitor our performance in these areas and where practical and meaningful compare performance in some areas to peer utilities. We have implemented numerous initiatives in order to meet our performance goals. The result was improved overall operational performance during 2004, including a significant improvement in both safety and power delivery reliability.

Short-term and long-term financial and operating strategies. Our financial management plan is closely integrated with our operating strategies. Our objective is to maintain stand-alone credit statistics at IPL that are comparable to investment grade credit ratings. Key aspects of our financial planning include rigorous budgeting and analysis, maintaining sufficient levels of liquidity and a prudent dividend policy at both our subsidiary and holding company levels. This strategy allows us to remain flexible in the face of evolving environmental legislation and regulatory initiatives in our industry.

Critical Accounting Estimates

General. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period presented. Therefore, the possibility exists for materially different reported amounts under different conditions or assumptions. Significant accounting policies used in the preparation of the consolidated financial statements in Item 8 of this Form 10-K are described in Note 2 Significant Accounting Policies thereto. This section addresses only those accounting policies involving amounts material to our financial statements that require the most estimation, judgment or assumptions and should be read in conjunction with Note 2 of IPALCO's audited consolidated financial statements.

Regulation. As a regulated utility, IPL applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," which gives recognition to the ratemaking and accounting practices of the Indiana Utility Regulatory Commission (the "IURC") and the Federal Energy Regulatory Commission ("FERC"). In accordance with SFAS 71, IPL has recognized as regulatory assets, deferred costs totaling $132.0 million that have been included as allowable costs for ratemaking purposes, as authorized by the IURC. Specific regulatory assets are disclosed in Note 5 to IPALCO's audited consolidated financial statements. The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific Orders from the IURC, regulatory precedent and the current regulatory environment. To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period earnings. Substantially all of IPL's regulatory assets have been approved by specific Order of the IURC.

Revenue Recognition. Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including daily generation volumes, estimated customer usage by class, weather factors, line losses and applicable customer rates based on regression analyses reflecting significant historical trends and experience. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, we estimate line losses on a monthly basis. The effect on 2004 revenues and ending unbilled revenues of a one percentage point increase and decrease in the estimated line losses for the month of December 2004 is ($0.4 million) and $0.4 million, respectively. At December 31, 2004, customer accounts receivable include unbilled energy revenues of $36.2 million on a base of annual revenue of $885.5 million.

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

Pension Costs. Most of IPL's employees participate in the Employees' Retirement Plan of Indianapolis Power & Light (the "Defined Benefit Pension Plan"). Reported expenses relevant to Defined Benefit Pension Plan are dependant upon numerous factors resulting from actual plan experience and assumptions of future experience, including the performance of plan assets and actual benefits paid out in future years. Pension costs associated with the Defined Benefit Pension Plan are impacted by the level of contributions made to the plan, earnings on plan assets and employee demographics, including age, job responsibilities and employment periods. Changes made to the provisions of the Defined Benefit Pension Plan may impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the corporate bond discount rates used in determining the projected benefit obligation and pension costs. Pension expense, net of amounts capitalized, for the years ended December 31, 2004, 2003 and 2002 were $5.6 million, $9.7 million and $5.9 million, respectively.

Previously, federal law required employers to use the 30-year Treasury bond rate for a variety of pension calculations, including plan liability determinations, funding requirements and premiums plan sponsors pay to the Pension Benefit Guarantee Corporation ("PBGC") for insurance. In 2001, the Treasury Department discontinued the 30-year bond, and yields began to drop. This inflated pension liabilities, which in turn forced employers to increase contributions and insurance premium payments. Congress passed temporary relief for the years 2002 and 2003 which allowed companies to use a higher maximum fluctuation above the weighted average 30-year Treasury bond rate. In April 2004, Congress passed additional temporary relief replacing the 30-year bond with a temporary corporate long-term bond rate replacement. That relief expires December 31, 2005 and Congress is working to find a replacement. In the event the temporary relief is not continued, it could materially increase our pension liabilities and funding requirements. It is possible that Congress may try to enact broad pension funding reforms fueled by the need to permanently replace the 30-year Treasury rate. Broad pension reform may address, among other things, funding rules, plan designs, disclosures and premium payments to the PBGC. We are not able to predict the effect any such pension legislation will have on our business or results of operations.

Pension plan assets consist of investments in equity, real estate, fixed income securities and cash. Differences between actual portfolio returns and expected returns may result in increased or decreased pension costs in future periods. Pension costs are determined on November 30 for the following year based on the market value of pension plan assets, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets. For 2004, we determined expense using a discount rate of 6.0% and an assumed long-term rate of return on plan assets of 8.5%.

In determining the discount rate to use for valuing liabilities we use a rate of return on high quality fixed income investments, adjusting for liability duration differences. In establishing our expected long-term rate of return assumption, we consider historical returns, as well as, the expected future weighted-average returns for each asset class based on the target asset allocation. Our expected long-term rate of return on pension plan assets is based on our targeted asset allocation assumption of approximately 55% equity investments, 40% fixed income investments and 5% real estate investments. As of November 30, 2004, the discount rate remained constant at 6.00% and we reduced the expected long-term rate of return on assets from 8.50% to 8.00%. These assumptions affected the pension expense determined for 2005. The effect on 2005 total pension expense of a one percentage point increase and decrease in the assumed discount rate of the projected benefit obligation is ($3.3 million) and $3.9 million, respectively. The effect on 2005 total pension expense of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is ($3.2 million) and $3.2 million, respectively.

Impairment of Long-lived Assets. Accounting principles generally accepted in the United States of America require that we measure long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The book value of IPL's utility plant assets was $2.1 billion at December 31, 2004. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional investment in the assets, such as nitrogen oxide ("NOx") expenditures; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

Income Taxes.We are subject to federal and state of Indiana income taxes. Our income tax provision requires significant judgment and is based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. We are currently under examination by the Internal Revenue Service for the period 1996 through 2001. We regularly assess the potential outcome of these examinations when determining the adequacy of our income tax provisions. Tax reserves have been established, which we believe to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While we believe that the amount of the tax estimates are reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts that could be material. A range of these amounts cannot be reasonably estimated as of December 31, 2004, as they are primarily unasserted claims.

Contingencies. We accrue for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations, and are involved in certain legal proceedings. If our actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our operating results and financial condition.

Results of Operations

See also, the statistical information table on page 6 for additional revenue data such as kWh sales and number of customers by customer class.

Land Sale

In 2004, IPL sold approximately 4,000 acres of undeveloped property near Martinsville, Indiana divided between two purchasers for an aggregate price of $13.2 million. The net sale proceeds were $11.7 million and the net gain was $5.9 million. This land is presented on IPALCO's consolidated balance sheet as land held for sale at $6.6 million as of December 31, 2003. In accordance with regulatory accounting, these gains are included as a reduction of other operating expenses on IPALCO's consolidated statements of income.

The year ended December 31, 2004 as compared to the year ended December 31, 2003

Utility Operating Revenues

Utility operating revenues increased in 2004 from the prior year by $47.3 million, which resulted from the following (dollars in thousands):

                                2004       2003               Percentage
Utility Operating Revenues    Revenues   Revenues    Change     Change
                             ---------- ---------- ---------- ----------
Retail Revenues               $817,281   $777,683    $39,598        5.1%
Wholesale Revenues              53,100     38,561     14,539       37.7%
Miscellaneous Revenues          15,092     21,921     (6,829)     (31.2%)
                             ---------- ---------- ----------
Total Utility
 Operating Revenues           $885,473   $838,165    $47,308        5.6%
                             ========== ========== ==========
Heating Degree Days              5,065      5,502       (437)      (7.9%)
Cooling Degree Days                952        890         62        7.0%

The 5.1% increase in retail revenues was primarily due to a 3.4% increase in the weighted average price per kWh sold (approximately $26.5 million) and a 1.6% increase in the quantity of kWhs sold at retail (approximately $13.1 million). The price variance is primarily due to increased rate revenues ($15.7 million) from costs IPL recovered from its retail customers associated with its NOx compliance construction program and increases in fuel costs charged to retail customers in 2004 (approximately $8.8 million). The quantity of retail kWhs sold increased moderately for residential, commercial and industrial customers. We believe the residential increase is primarily the result of a 1.3% increase in the number of residential customers from December 31, 2003 to December 31, 2004 and the 7.0% increase in cooling degree days, partially offset by the 7.9% decrease in heating degree days during the comparative periods. We believe the increase in commercial and industrial kWh sales is primarily due to economic growth in our service territory during 2004.

The 37.7% increase in wholesale revenues was primarily due to a 19.5% increase in the quantity of wholesale kWhs sold (approximately $8.7 million) and a 15.2% increase (approximately $5.9 million) in the weighted average price per wholesale kWh sold. The estimated average hourly market price at which we could buy or sell wholesale power increased approximately 22% in 2004 as compared to 2003.

The $6.8 million decrease in miscellaneous revenues is primarily the result of a $3.8 million decrease in gains on sales of environmental air emissions allowances and a $3.0 million decrease in revenues from the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO"). We do not expect to sell our environmental air emissions allowances in the foreseeable future as we will rely, in part, on our bank of allowances to remain in compliance with the U.S. Environmental Protection Agency's ("EPA") sulfur dioxide ("SO2") regulations. The Midwest ISO was established as a non-profit organization to maintain functional control over the combined transmission systems of its members. As a transmission owner, IPL receives a portion of the transmission service revenues from all wholesale kWh sales on the Midwest ISO network based on its percentage of transmission system investment within the Midwest ISO footprint. In addition, IPL pays the Midwest ISO an added transmission cost on its retail load and a fee for each wholesale transaction. A portion of the additional transmission cost paid to the Midwest ISO is deferred as a regulatory asset and the remaining transmission costs, along with all transaction fees, are expensed in other operating expenses. Our historical Midwest ISO revenues and expenses are not necessarily indicative of future revenues and expenses from the Midwest ISO which will be impacted by the implementation of the Midwest Market Initiative, which is scheduled to be in place on April 1, 2005. (See also, "Industry Changes - FERC - Midwest ISO".)

Utility Operating Expenses

The following table illustrates the primary operating expense changes from 2003 to 2004 for IPALCO (in millions):

2003 Operating Expenses                                                      $651.6
 Increase in cost of coal                                                       9.9
 Increase in salaries and wages included in other operating expenses            6.0
 Increase in depreciation and amortization                                      5.4
 Increase in real estate and property taxes                                     5.2
 Increase in deferred fuel expensed                                             3.6
 Increase in employee benefits-excluding pension costs                          3.1
 Decrease in maintenance expenses                                              (6.1)
 Land sale gain in 2004                                                        (5.9)
 Decrease in pension costs                                                     (4.6)
 Other miscellaneous variances                                                  2.9
                                                                      --------------
2004 Operating Expenses                                                      $671.1
                                                                      ==============

Our coal costs have risen as a result of a 3.9% increase in the quantity of coal burned during the comparative periods and a 1.8% increase in the average price of such coal. The increase in salaries and wages included in other operating expenses is primarily the result of an 8.9% increase in full-time employees from January 1, 2003 to December 31, 2004 and from annual wage increases. The increase in depreciation and amortization is primarily due to $4.6 million of depreciation on $156.9 million of equipment placed in service in 2004 designed to reduce NOx emissions. The increase in real estate and property taxes is primarily the result of reductions made during 2003 ($4.2 million) to the estimated real estate and property tax liabilities recorded in 2002 resulting primarily from changes in tax laws during 2003. In addition, the real estate and property tax rates and assessed values both increased slightly from 2003 to 2004. The increase in the deferred fuel adjustments is the result of variances between estimated fuel costs in IPL's fuel adjustment charge and actual fuel costs. IPL is permitted to recover underestimated fuel costs in future rates through the fuel cost adjustment proceeding and therefore the costs are deferred and amortized into expense in the same period that IPL's rates are adjusted. The increase in employee benefits, excluding pension costs, is primarily the result of escalating group insurance premiums and from having more employees. The decrease in maintenance expenses results primarily from a reduced power plant outage schedule in 2004 as compared to 2003, which was planned to coincide with our NOx compliance construction program; a reduction in tree trimming costs ($2.6 million), as a result of higher than average costs in 2003; and damage caused by unusually high severe storm activity during the third quarter of 2003 ($1.9 million). As described previously, the gain on the sale of land held for sale is included as a reduction of other operating expenses. The decrease in pension expenses is primarily due to a $4.4 million increase in the expected return on pension plan assets over the comparable periods, which is primarily due to IPL's pension funding contributions in 2003 totaling $96.1 million.

In addition to these variances, the net income tax provision on utility operating income decreased only slightly from $96.8 million to $96.0 million, but was primarily the net result of an $8.5 million increase in the tax provision resulting from a $21.0 million increase in pretax operating income, offset by a decrease in the flow-through tax expense from depreciation ($5.2 million) and a reversal of previously expensed tax amounts ($5.7 million).

Also, in 2004, we relied on our allowance bank and the purchase of $0.3 million of SO2 air emissions allowances to remain in compliance with EPA SO2 regulations. For 2005 and 2006, we are again projecting to meet our supplemental SO2 air emissions allowance requirements by relying on our allowance bank and the purchase of allowances. Recently, the price of such allowances has been volatile and therefore it is difficult to predict what our cost may be in the future, but we do expect our costs to escalate in 2005 and 2006. The price per ton of SO2 air emissions allowances has increased from approximately $150 on January 1, 2003 to over $700 in December 2004.

Other Income and Deductions

Other income and deductions increased from income of $26.4 million in 2003 to $28.2 million in 2004. This increase is primarily due to a $2.2 million increase in nonoperating income tax benefits, dividend income received in 2004 of $1.4 million, a $0.9 million gain on the sale of noncore real estate assets in 2004, losses of $1.6 million in 2003 related to our investment in EnerTech and losses on the sales of other nonutility investments in 2003 totaling $0.8 million, partially offset by a $2.5 million decrease in the allowance for equity funds used during construction and a $1.4 million increase in nonutility legal services. The $2.2 million increase in nonoperating income tax benefits is primarily the result of adjustments made during 2004 ($1.8 million) to adjust the estimated tax provision for 2003 and from a $2.2 million decrease in pretax nonoperating income ($0.9 million). The decrease in the allowance for equity funds used during construction resulted primarily from approximately $156.9 million of equipment being placed in service in 2004 related to the NOx compliance construction program.

Interest and Other Charges

Interest and other charges increased $7.9 million to $117.6 million in 2004 as compared to 2003. This increase is primarily the result of additional interest on long-term debt of $6.4 million and $4.2 million on the issuances of $100 million and $110 million of first mortgage bonds by IPL on January 13, 2004 and August 6, 2003, respectively, and a $1.9 million increase in interest expense on $750 million of Senior Secured Notes issued by IPALCO in November 2001 (the "IPALCO Notes") due to a 50 basis point increase, beginning May 15, 2003, in the interest rate charged on the notes as a result of ratings downgrades in 2003. These increases are partially offset by a $4.4 million decrease from the retirement of $80 million of first mortgage bonds at IPL on February 1, 2004.

The year ended December 31, 2003 as compared to the year ended December 31, 2002

Utility Operating Revenues

Utility operating revenues increased in 2003 from the prior year by $15.1 million, which resulted from the following changes (dollars in thousands):

                                2003       2002               Percentage
Utility Operating Revenues    Revenues   Revenues    Change     Change
                             ---------- ---------- ---------- ----------
Retail Revenues               $777,683   $769,859     $7,824        1.0%
Wholesale Revenues              38,561     39,562     (1,001)      (2.5%)
Miscellaneous Revenues          21,921     13,657      8,264       60.5%
                             ---------- ---------- ----------
Total Utility
 Operating Revenues           $838,165   $823,078    $15,087        1.8%
                             ========== ========== ==========
Heating Degree Days              5,502      5,191        311        6.0%
Cooling Degree Days                890      1,437       (547)     (38.1%)

The $15.1 million increase in revenues in 2003 was primarily due to a $7.8 million increase in revenues charged to residential customers and $7.1 million of Midwest ISO revenues recognized in 2003. While kWhs used by IPL's residential customers remained substantially constant, the overall rate charged to those customers increased 1.7%. This increase resulted primarily from increases in fuel costs charged to residential customers in 2003 (approximately $4.2 million) and because the unusually hot summer temperatures in 2002 resulted in a lower per kWh rate for customers as they experienced volume discounts on kWh usage. All of IPL's residential customers receive a 34.9% decrease in the price per kWh used after a usage of 500 kWhs per month and over a third receive an additional 27.0% decrease after 1,000 kWhs of usage per month. In addition, 2003 included a $0.8 million decrease in service quality credits that IPL was required to refund to its customers (see "-Regulatory Matters-Stipulation and Settlement Agreement") and $0.5 million in increased rate revenues IPL was permitted to charge its customers to recover costs associated with its NOx compliance construction program. In addition, IPL increased its retail customer base by 5,825 customers or 1.3%.

While wholesale revenues decreased only 2.5%, it is the result of a 22.2% decrease in wholesale kWh sales and a 25.4% increase in the average price per wholesale kWh sold during the periods. The decrease in kWh sales was due to a combination of plant outages during 2003 for construction that limited our ability to sell kWhs in the wholesale market. The estimated average hourly market price at which we could buy or sell wholesale power increased more than 27% in 2003 as compared to 2002. This increase can be attributed to improvements in the economy, unusually cold temperatures in the first few months of 2003, which increased the demand for wholesale kWhs and a decrease in supply as many utilities had generating units offline while they made capital improvements to reduce NOx emissions.

The $8.3 million increase in miscellaneous revenues is primarily the result of $7.1 million of revenues from the Midwest ISO (see "- Industry Changes - FERC - Midwest ISO ").

Utility Operating Expenses

The following table illustrates the primary operating expense changes from 2002 to 2003 for IPALCO (in millions):

2002 Operating Expenses                                                      $622.5
 Increase in maintenance expenses                                              22.1
 Increase in salaries and wages included in other operating expenses            6.5
 Increase in fuel costs                                                         5.4
 Increase in pension costs                                                      4.1
 Increase in Midwest ISO expenses                                               3.8
 Increase in state utility receipts taxes in 2003
  over gross receipts taxes in 2002                                             2.0
 Decrease in operating income taxes - net                                      (9.6)
 Decrease in real estate and property taxes                                    (5.2)
 Other miscellaneous variances                                                  0.0
                                                                      --------------
2003 Operating Expenses                                                      $651.6
                                                                      ==============

The maintenance expense increase is primarily the result of increased outages in 2003, which were planned to coincide with our NOx compliance construction program, $1.9 million spent in the third quarter of 2003 to repair damage caused by severe storms, and an insurance settlement, which reduced maintenance expenses in 2002 by $1.1 million. The increase in salaries and wages included in other operating expenses is primarily due to a net additional 73 employees hired by IPL during 2003 and base wage increases during 2003. The increase in fuel cost is primarily due to a steadier demand for electricity in 2002, which allowed IPL to produce a greater proportion of electricity from its low-cost, base-load, coal-fired units than from less efficient peaking unit resources, and increased scheduled outages in 2003, which made some of our low-cost, base-load, coal-fired units unavailable for periods of time. The increase in pension costs is primarily the result of actuarial losses ($2.6 million) and increased service costs and service cost amortization ($1.7 million). Effective January 1, 2003, the state of Indiana no longer imposes a 1.2% gross receipts tax, but does require utilities to pay a utility receipts tax based primarily on 1.4% of retail energy sales. The decrease in operating income taxes-net is primarily the result of an $11.6 million decrease in deferred federal income tax expense and a $7.7 million decrease in current federal income tax expense, partially offset by an $11.3 million increase in current state income tax expense, which is primarily due to the increase in the Indiana corporate income tax rate from 4.5% to 8.5%. The decrease in current federal income tax expense is due to a decrease in federal taxable income, including the deduction for state income taxes. The decrease in deferred federal income taxes is primarily due to a $38.3 million decrease in property related deferred taxes, primarily from depreciation, partially offset by a $27.3 million increase in deferred taxes related to pensions and other employee benefits. The decrease in real estate and property taxes results primarily from decreases in IPL's assessed values.

In addition, while power purchased expenses decreased only $1.1 million, it was the net result of a 21.2% decrease in the number of kWhs purchased and a 17.7% increase in the weighted average price paid per kWh during the comparative periods.

Other Income and Deductions

Other income and deductions decreased slightly from income of $26.5 million in 2002 to income of $26.4 million in 2003. Included in this decrease are net gains of $4.4 million recognized in 2002 related to the sales of noncore real estate assets and a $2.7 million increase in the income tax benefit in 2003, which resulted primarily from the increase in the state income tax rate ($2.6 million). In addition, in 2003 and 2002 we recorded losses of $1.6 million and $2.2 million related to our investment in EnerTech, respectively, and additional losses in 2003 of $0.8 million on other nonutility investments. The allowance for equity funds used during construction includes $2.2 million related to NOx expenditures in 2003 and $2.2 million in 2002 related to a gas combustion turbine placed in service during 2002.

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

Liquidity and Capital Resources

Overview

As of December 31, 2004, we had cash and cash equivalents of $16.0 million. In addition, IPL has available borrowing capacity of $74.3 million, after existing letters of credit, under its $75.0 million committed credit facilities. All long-term borrowings by IPL must first be approved by the IURC and the aggregate amount of IPL's short-term borrowings must be approved by FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 29, 2006. IPL and IPALCO also have restrictions on the amount of new debt that may be issued due to financial covenant restrictions under their existing debt obligations and by contractual obligations of AES. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its committed credit facilities, refinance existing debt, issue an additional $30 million of long-term debt approved by the IURC (see below) and incur certain other indebtedness. We believe that existing cash balances, cash generated from operating activities and borrowing capacity on IPL's committed credit facilities will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES. We believe those sources, along with additional debt financing, will be adequate to fund principal payments on outstanding indebtedness and nonrecurring capital expenditures.

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

IPL's mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL's ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2004, exceeded IPL's retained earnings at that date. In addition, pursuant to IPL's articles, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends under the terms of its credit facilities if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before interest and taxes to interest expense not less than of 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .60 to 1, in order to pay dividends. As of December 31, 2004 and as of the filing of this report, IPL and IPALCO were in compliance with all financial covenants and no event of default existed.

IPL's amended articles of incorporation also require that, so long as any shares of preferred stock are outstanding, the net income of IPL, as specified in the articles, be at least one and one- half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding, and any proposed, preferred stock before any additional preferred stock is issued. The mortgage requires that net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. As of December 31, 2004, the requirements would not materially restrict IPL's ability to issue additional preferred stock or first mortgage bonds in the ordinary course of prudent business operations.

In January 2004, IPL issued $100 million of 6.60% first mortgage bonds due January 1, 2034. The net proceeds of approximately $99 million were used to retire $80 million of 6.05% first mortgage bonds due February 1, 2004, to reimburse IPL's treasury, and to pay down IPL's committed credit facilities for expenditures previously incurred in connection with its capital expenditure program.

In May 2004, IPL renewed its $45 million committed line of credit. The new agreement has substantially the same terms as the previous agreement and matures May 19, 2005. In June 2004, IPL amended another credit agreement which includes a $30 million committed line of credit and a $40.6 million liquidity facility (related to $40.0 million of IPL variable rate bonds, which are remarketed weekly) to extend the maturity to May 31, 2005.

In July 2004, Standard & Poor's raised its ratings on the utility first mortgage bonds of 20 utility companies, based on an updated analysis of ultimate recovery prospects. As a result, all of IPL's first mortgage bonds were upgraded from BB+ to BBB-. The upgrade did not affect the interest rates on any of IPL's existing debt.

On February 12, 2003 and April 16, 2003, the IURC issued Orders (collectively the "IURC 2003 Financing Order"), approving IPL's 2003-2006 financing program, including, among other things, the issuance of up to $160 million of additional long-term debt to pay, in part, for its capital expenditure program during 2003-2005, and the refinancing of up to approximately $211 million of long-term debt. To date, $130 million of additional long-term debt has since been issued and the $80 million of long-term debt due in February 2004 has been refinanced (see above). The IURC 2003 Financing Order also set forth a process whereby, prior to declaring or paying common stock dividends, IPL must file a report with the IURC which includes certain specific historical and pro forma financial information including, among other things, information relating to dividends proposed, dividends paid in the prior twelve months, capitalization and retained earnings. The IURC 2003 Financing Order states that IPL is not to pay any common stock dividends until after twenty calendar days have passed after IPL has filed its report, or after the IURC approves the common stock dividend after initiating a proceeding to explore the implications of a proposed dividend. If within twenty calendar days the IURC does not initiate a proceeding to further explore the implications of the proposed dividend, the proposed dividend will be deemed approved. The IURC 2003 Financing Order stated that such process should continue in effect during the term of the financing authority, which expires December 31, 2006.

The reports filed to date with the IURC under the dividend reporting process were all deemed approved after twenty calendar days had elapsed and the IURC did not initiate any proceedings to explore the implications of the proposed dividends. Management continues to believe that IPL will not be prevented from paying future dividends in the ordinary course of prudent business operations.

Our principal sources of funds in 2004 were net cash provided by operating activities of $237.6 million and net proceeds of approximately $98.9 million from the sale of IPL first mortgage bonds. Net cash provided by operating activities is net of cash paid for interest of $109.6 million and pension funding of $6.1 million. The principal uses of funds in 2004 included capital expenditures of $146.8 million, dividends to AES of $119.1 million, and the retirement of $80.0 million of first mortgage bonds that matured February 1, 2004. We believe our future principal uses of net cash provided by operating activities, net of required pension contributions, will be capital expenditures and distributions to our parent, AES.

While we believe that our sources of liquidity will be adequate to meet our needs, this belief is based on a number of material assumptions, including, without limitation, assumptions about weather, economic conditions, our credit ratings and those of AES and IPL, regulatory constraints, environmental pronouncements and pension obligations. If and to the extent these assumptions prove to be inaccurate, our sources of liquidity may be affected. Moreover, changes in these factors or in the bank or other credit markets could reduce available credit or our ability to renew existing liquidity facilities on acceptable terms. The absence of adequate liquidity could adversely affect our ability to operate our business, and our results of operations and financial condition.

Our non-contingent contractual obligations as of December 31, 2004 are set forth below:

                                                 Payment due by period
                                                     (in millions)
                                    Less than    1 to 3     4 to 5     Over 5
                                      1 year     years      years      years      Total
                                    ---------- ---------- ---------- ---------- ----------
Long-term debt, including current        $0.0     $138.8     $375.0     $988.9   $1,502.7
  maturities (1)
Capital lease obligations                 1.2        2.0        1.3        0.2        4.7
Operating lease obligations               0.9        1.5        0.8        0.0        3.2
Purchase obligations (2):
  Coal, gas and related
    transportation (3)                  105.3      176.5      118.2        1.4      401.4
  Other (4)                              43.1       26.8       13.1       51.3      134.3
Qualified Pension Plans (5)              12.5        N/A        N/A        N/A       12.5
                                    ---------- ---------- ---------- ---------- ----------
Total                                  $163.0     $345.6     $508.4   $1,041.8   $2,058.8
                                    ========== ========== ========== ========== ==========
  Excludes payments for interest or other fees.
  We have not included purchase orders or normal purchases for goods or services: (1) for which there is not also an enforceable contract; or (2) which does not specify all significant terms, including fixed or minimum quantities. We have not included contractual commitments that can be terminated by us without penalty on notice of 90 days or less.
  Some fuel purchase contracts contain price re-opener provisions that may be exercised upon mutual agreement of the parties or upon unilateral action by a party. Obligations reflected above do not include obligations past the date of a re-opener provision. Not all transportation costs are currently under contract and this table includes only those that are under contract. Subsequent to December 31, 2004, we executed an agreement to purchase a minimum of $2.5 million of coal in 2005. One of our coal agreements may be terminated by us on 10 days notice and is not included in these totals.
  Mid-America received a capital call from Enertech of $800,000 in February 2005, which has been paid and is included in the Less than 1 Year column. The remaining obligation of $2.2 million is included in years 1 to 3 as our best estimate of the timing of this obligation.
  Represents the midpoint of estimated potential pension funding of zero and $25 million. We have not included an estimate of pension funding past 2005.

Capital Expenditures

We spent approximately $146.8 million and $156.9 million on capital expenditures in 2004 and 2003, respectively. Capital expenditures during these periods were financed using internally generated cash provided by operations, IPL's credit facilities and the net proceeds from the sales of first mortgage bonds. IPL's construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditure program for the three-year period 2005-2007 is currently estimated to cost approximately $473 million. The estimated cost of the overall program by year is $129 million in 2005, $183 million in 2006 and $161 million in 2007. It includes approximately $132 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $27 million for construction projects designed to reduce NOx emissions; $206 million for construction projects designed to reduce SO2 and mercury emissions; $96 million for power plant related projects; and $12 million primarily for miscellaneous office equipment, furniture and leasehold improvements. See "-Environmental Matters- NOx SIP Call" and "-Environmental Matters - Multipollutant Plan Filing" below, regarding the IURC ratemaking treatment providing for recovery of our NOx, SO2 and mercury emissions compliance costs.

Distributions

All of our outstanding common stock is held by AES. During 2004 and 2003, we paid $119.1 million and $126.9 million, respectively, in dividends to AES. Future distributions will be determined in the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL's actual results of operations, cash flows, financial condition, capital requirements, regulatory considerations (including compliance with the IURC 2003 Financing Order described above), and such other factors as IPL's board of directors deems relevant.

Pension Plans

Total cash contributed to the Defined Benefit Pension Plan and supplemental retirement plan (the "Pension Plans") was $6.1 million in 2004 and $96.1 million in 2003. Depending on the timing of contributions, pending legislation, and other factors related to our funding strategy, we estimate potential cash contributions to the Pension Plans up to $25 million in 2005, but we may elect not to make any contributions since none are anticipated to be required to meet our minimum funding targets. This estimate is based on actuarial assumptions using a discount rate of 6.0% and an assumed long-term rate of return on plan assets of 8.0%.

Pension plan assets consist of investments in equity, real estate, fixed income securities and cash. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, as well as targeted funding levels necessary to qualify under standards of the PBGC for exemption from certain administrative requirements. See "-Critical Accounting Estimates" for a discussion of pension legislation issues.

Related Party Transactions

In June 2004, IPL entered into an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits, in which AES and other AES subsidiaries also participate. Health and Welfare Benefit Plans LLC will administer the financial aspects of the group insurance program, receive all premium payments from the participating affiliates, and make all vendor payments. Health insurance costs have risen significantly during the last few years. We believe that, though our insurance costs will likely continue to rise, cost savings can be realized through participation in this group benefits program with AES. During 2004, IPL paid $7.3 million for six months coverage under this program beginning August 1, 2004.

Effective September 1, 2003, IPALCO and IPL entered into a property insurance program in which AES and other AES subsidiaries also participate. The program includes a policy issued by a third party insurance company for funding losses of the participants up to a total aggregate amount of $20 million. Funds to pay claims within this limit will be derived from premiums paid to this third party carrier by the participants and will be deposited into a trust fund owned by AES Global Insurance Company, a wholly-owned subsidiary of AES, but controlled by the third party carrier. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence. We believe that the combined cost of these policies is less than comparable insurance in the marketplace. The cost of coverage under this program, which began September 1, 2003, was approximately $3.0 million and $1.0 million in 2004 and 2003, respectively.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income.

We also participate with AES and other AES affiliates in global sourcing initiatives intended to provide cost savings to us. Any agreements we enter into as a result of the global sourcing initiatives comply with the terms of the Stipulation and Settlement Agreement discussed under Regulatory Matters in this section.

Inflation

Recent inflation rates have not materially impacted our liquidity or financial condition. Our exposure to fluctuations in the price of coal is limited because IURC regulations generally provide for the recovery of fuel costs in the ordinary course of prudent business operations related to serving IPL's jurisdictional customers above or below the levels included in its rate schedules. This recovery is accomplished through a fuel cost adjustment filing with the IURC. In addition, under Indiana law the IURC is required to set jurisdictional retail rates that allow IPL the opportunity to earn a reasonable rate of return on the fair value of its property. IPL is also allowed to recover purchased power costs up to a benchmark for most retail service (See - Regulatory Matters-Retail Ratemaking for details).

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

The credit ratings of IPALCO and IPL as of March 21, 2005 are as follows:

                                              Standard & Poors
                                     Moody's        (S&P)            Fitch
                                    --------- ----------------- ---------------
IPALCO Senior Secured Notes            Ba1           BB-              BB
IPL Issuer Rating/Corporate
  Credit Rating/Long Term Rating      Baa3           BB+              BBB-
IPL Senior Secured                    Baa2          BBB-              BBB
IPL Senior Unsecured                    -            BB-              BBB-

We cannot assure you that our current credit ratings or the credit ratings of IPL will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. Any downgrade or withdrawal of these credit ratings may affect our and IPL's ability to borrow and may increase financing costs, which may decrease earnings.

Off-Balance Sheet Arrangements

IPL formed IPL Funding Corporation ("IPL Funding") in 1996 to purchase, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL in exchange for a note payable. IPL Funding is not consolidated by IPL or IPALCO since it meets requirements set forth in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to be considered a qualified special-purpose entity. IPL Funding has entered into a purchase facility with unrelated parties (the "Purchasers") pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million of the receivables purchased from IPL. During 2004, this agreement was extended through October 26, 2005. As of December 31, 2004, the aggregate amount of receivables IPL has sold to IPL Funding and IPL Funding has sold to the Purchasers was $50.0 million. Accounts receivable on IPALCO's balance sheets are stated net of the $50 million sold.

The net cash flows between IPL and IPL Funding are limited to cash payments made by IPL to IPL Funding for interest charges and processing fees. These payments totaled approximately $1.1 million, $1.0 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. IPL retains servicing responsibilities through its role as a collection agent for the amounts due on the purchased receivables. IPL and IPL Funding provide certain indemnities to the Purchasers, including indemnification in the event that there is a breach of representations and warranties made with respect to the purchased receivables. IPL Funding and IPL each have agreed to indemnify the Purchasers on an after-tax basis for any and all damages, losses, claims, liabilities, penalties, taxes, costs and expenses at any time imposed on or incurred by the indemnified parties arising out of or otherwise relating to the purchase facility, subject to certain limitations as defined in the purchase facility. The transfers of receivables to IPL Funding are recorded as sales however no gain or loss is recorded on the sale.

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

General

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

An inherent business risk facing any regulated public utility is that of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Indiana, as elsewhere. Therefore, IPL attempts to work cooperatively with regulators and those who participate in the regulatory process, while remaining vigilant in protecting or asserting IPL's legal rights in the regulatory process. IPL takes an active role in addressing regulatory policy issues in the current regulatory environment. Current federal initiatives include FERC's efforts to deregulate the wholesale energy markets (discussed below under "- Industry Changes-FERC-Midwest ISO"). Additionally, there is increased activity by environmental regulators. (See Environmental Matters.)

Retail Ratemaking

IPL's tariffed rates for electric service to retail customers (basic rates and charges) are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the Indiana Office of Utility Consumer Counselor, as well as other interested consumer groups and customers. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years. In Indiana, basic rates and charges are determined after giving consideration, on a pro- forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual operating and maintenance expenditures, capital expenditures, fuel costs, generating unit availability and purchased power costs and availability can affect the return realized.

During 1998, in an Order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily select service under IPL's Elect Plan (see below). We assume fuel and purchase power cost risk for Elect Plan customers. Substantially all other IPL customers are served pursuant to retail tariffs that provide for the monthly billing or crediting to customers of increases or decreases, respectively, in the actual costs of fuel consumed from estimated fuel costs embedded in basic rates, subject to certain restrictions on the level of operating income. In addition, IPL's rate authority provides for a return on IPL's investment and recovery of the depreciation and operation and maintenance expenses associated with the NOx compliance construction program and the Multipollutant Plan (See Environmental Matters).

IPL is generally allowed to recover, through its fuel adjustment charge, the fuel portion of purchased power costs incurred to meet jurisdictional retail load. Purchased power costs below an established benchmark are presumed to be fuel costs. Under a settlement agreement approved by the IURC, which expires March 31, 2005, the benchmark for IPL is established at $77.50 per MWh. The settlement also generally provides for recovery of 85% of power purchased up to $700/MWh to replace capacity losses for certain full forced outages and environmental derates for power purchases up to the first 11% of IPL's total rated summer capacity in any hour and full recovery for power purchases exceeding 11% of IPL's total rated summer capacity in any hour. IPL has a new settlement agreement pending at the IURC which would continue the recovery mechanism and establish a prospective benchmark each month related to the forward price for oil or natural gas.

Elect Plan

In 1998, the IURC approved a plan (the "Elect Plan") that allows IPL to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service plans. As of December 31, 2004, approximately 1% of IPL's retail customers were included in the Elect Plan. Customers who do not choose one of the Elect Plan options receive electric service under existing tariffs. IPL's authority to offer these options will expire on December 31, 2006, unless a subsequent plan is approved by the IURC. Under the Elect Plan, eligible IPL customers may enter into written contracts for:

Fixed Rate— Pay a guaranteed fixed rate per unit of consumption for one or more years.

Green Power— Purchase environmentally friendly or "green" power.

Sure Bill— Pay the same bill each month for 12 months, regardless of how much electricity is used.

Authorized Annual Jurisdictional Net Operating Income

Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual jurisdictional net operating income and cannot be offset by applicable cumulative net operating income deficiencies. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be one-fourth of the excess annual jurisdictional net operating income grossed up for federal and state taxes.

IPL's authorized annual jurisdictional net operating income, for purposes of quarterly operating income tests, is $163 million, as established in IPL's last base rate case, plus additional returns authorized in the ECCRA filings (see below) of $6.7 million as of December 31, 2004. During the four quarterly measurement dates in 2004, the IURC found that IPL's rolling annual jurisdictional retail electric operating income was less than the authorized annual jurisdictional net operating income. During the four quarterly measurement dates in 2003, the IURC found that IPL's rolling annual jurisdictional retail electric operating income was greater than the authorized annual jurisdictional net operating income by $13.5 million and $1.8 million at January and April, respectively, and was less than the authorized annual jurisdictional net operating income at July and October of 2003. Because IPL has a cumulative net operating income deficiency, we were not required to make customer refunds for any of these periods. As of IPL's quarterly measurement date on October 31, 2004, IPL had a cumulative net operating income deficiency of $748.7 million. The deficiency is calculated by summing the quarterly measurement period annual results from the date of the last rate Order. Because of the deficiency, IPL can, for a period of time, earn above the authorized annual electric jurisdictional retail net operating income without being required to make customer refunds. Based on our current assumptions, we do not anticipate our rolling annual jurisdictional retail electric operating income to be greater than the authorized annual jurisdictional net operating income for the measurement periods in 2005.

The IURC approved an Environmental Compliance Cost Recovery Adjustment ("ECCRA") pertaining to equipment being installed to allow IPL to meet the NOx emission limits imposed pursuant to the EPA's NOx SIP call. A return on IPL's clean coal technology ("CCT") investments is included in this ratemaking treatment. IPL may add the approved return on its CCT projects to its authorized annual jurisdictional net operating income in subsequent fuel adjustment charge proceedings. The additional amount of return will be dependent on the cumulative amount of CCT investment that has been made at the time IPL files a request for approval of an increase in the ECCRA. Such requests can be made no more often than every 6 months.

Stipulation and Settlement Agreement

During 2002, the IURC issued an Order approving a Stipulation and Settlement Agreement entered into by IPL, the Indiana Office of Utility Consumer Counselor, and two intervening parties. The Stipulation and Settlement Agreement requires IPL to: meet certain ongoing performance measures for system reliability and customer call center performance or pay penalties of up to $1.75 million per quarter; file quarterly reports regarding service reliability and call center performance; file reports following major storm events; upgrade or replace its Outage Management System and Energy Management System at a cost of approximately $6 million; and issue credits totaling $1.16 million to certain residential customers whose service was interrupted in July 2001 following severe storms in our service area. The system reliability performance measures are assessed quarterly based on a twelve-month rolling average. IPL has been subject to the quarterly measures for system reliability and customer call center performance since the second fiscal quarter of 2002. To date, IPL has paid penalties totaling $1.8 million for failing to meet certain of the performance measures. The Stipulation and Settlement Agreement expires March 31, 2005.

IURC 2003 Financing Order

On February 12, 2003, the IURC issued an Order which approved IPL's 2003-2006 financing program and set forth a process whereby IPL must file a report with the IURC, prior to declaring or paying common stock dividends. Please see "Liquidity and Capital Resources" for more information relating to that Order.

Environmental Compliance

Please see "Environmental Matters" for a discussion of our IURC filings related to our proposed capital expenditures for environmental compliance.

Industry Changes

In recent years, various forms of proposed industry-restructuring legislation and/or rulemakings have been introduced at the federal level. Generally, the intent of these initiatives is to encourage an increase in competition within the regulated electric utility industry. While federal rulemaking to date has addressed only the electric wholesale market, various state legislatures have enacted laws to allow more competition and customer choice in the retail energy markets within their respective states. Indiana has not done so. A discussion of the legislative and regulatory initiatives most likely to affect IPL follows:

FERC - Midwest ISO

Background. IPL's participation in the wholesale power and transmission markets is subject to FERC requirements. IPL filed its open access transmission service tariff and request for the authority to sell wholesale power at market-based rates on January 6, 2000. FERC accepted IPL's tariff and made effective its market-based rate authority on April 29, 2000. Subsequently, IPL joined the Midwest ISO and sought FERC and IURC approval of the transfer of functional control of its transmission facilities to the Midwest ISO. Upon agency approval, IPL's transmission operations were integrated with those of the Midwest ISO on February 1, 2002.

FERC Notice of Proposed Rulemaking - Standard Market Design. On July 31, 2002, FERC issued a Notice of Proposed Rulemaking regarding Standard Market Design ("SMD"), which proposed to standardize the structure and operation of competitive wholesale power markets nationally. With respect to IPL, the SMD proposal would modify the terms and conditions under which the Midwest ISO would provide transmission service over IPL's transmission facilities. The SMD proposal would also be incorporated as part of the Midwest ISO's Midwest Market Initiative ("MMI"), which is scheduled to be in place on April 1, 2005. FERC subsequently issued on April 28, 2003, its White Paper entitled "Wholesale Power Market Platform." It has also indicated it will continue to consider comments, maintain outreach to states and stakeholders, and monitor pending legislation in Congress as it prepares the final rule, the timing of which is uncertain. FERC has not taken action on this NOPR, and at this time we cannot determine what, if any, impact the final SMD rule will have on IPL.

Midwest ISO's Open Access Transmission and Energy Markets Tariff. The Midwest ISO filed its revised Open Access Transmission and Energy Markets Tariff with the FERC in March 2004, as part of the MMI to standardize the structure and operation of competitive wholesale power markets. The MMI proposes non-discriminatory transmission services, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. This initiative includes a market-based transmission congestion management system that relies on locational marginal pricing, i.e., pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. Market participants will be able to hedge their exposure to these congestion costs by acquiring certain financial transmission rights with which they may receive compensation for, or be required to pay, congestion related charges.

Subsequent Orders issued by FERC accepted and suspended the proposed Open Access Transmission and Energy Markets Tariff and permitted it to become effective March 1, 2005, subject to conditions and further Orders on specific issues. Subsequent Orders addressed the treatment of certain grandfathered agreements, which does not have a material affect on IPL or its agreements, and directed the Midwest ISO to implement additional safeguards during the startup and transition to fully-functioning energy markets. On January 27, 2005, the Midwest ISO announced it will proceed to implement its energy market but settlements under the Open Access Transmission and Energy Markets Tariff would not be financially binding during March for parties participating in the energy market until April 1, 2005.

Market Based Rates and Market Power. In April 2004, the FERC issued two Orders concerning the ability of a utility to sell wholesale electricity at market-based rates, including the adoption of new interim screens for assessing potential generation market power of applicants for wholesale market based rates. We have submitted our Market Power Analysis pursuant to the FERC's Orders and IPL is awaiting an Order from FERC on this matter. We do not believe this issue will have a material impact on the company.

Operational Changes and Cost Recovery. The restructuring of the energy markets will also have an impact on the costs associated with IPL's energy service to its utility customers. In July 2004, IPL, PSI Energy, Inc, Northern Indiana Public Service Company, Inc., and Vectren Energy Delivery of Indiana, Inc., filed a Joint Petition with the IURC for approval of certain changes in operations that are likely to result from the Midwest ISO's implementation of energy markets, and for determination of the manner and timing of recovery of costs resulting from the energy markets. IPL has requested recovery of costs resulting from operational changes, such as charges and credits settled in the day-ahead and real-time energy markets, through the fuel cost adjustment. Costs associated with Midwest ISO MMI, such as Midwest ISO administrative adders and other charges and credits, are generally proposed to be recovered pursuant to a proposed standard contract rider. A hearing was heard on this matter on February 10 and 11, 2005. At this time, we cannot predict the effect these filings, or the implementation of the MMI, will have on our business or results of operations.

Wholesale Energy Markets

The MMI will change IPL's interface with wholesale energy markets, particularly with respect to day-ahead and real-time transactions. On occasion, IPL depends on purchased power to meet its retail load obligations. We currently purchase power from specific counter-parties with which we have executed interchange agreements in place. Subsequent to the start up of the MMI, it is anticipated that most of these purchases will be made using the Midwest ISO energy market. IPL also engages in limited wholesale power marketing after first providing for its projected utility retail load. Power marketing enables us to use excess power generating capacity, when available, to generate wholesale revenues. Our ability to compete effectively in the wholesale market is dependent on a variety of factors, including our available excess generation, the supply of wholesale power, and the price, terms and conditions of sale we proposed. Subsequent to the start of the Midwest ISO Energy Market, we anticipate our wholesale revenues will be generated primarily from sales directly to the Midwest ISO Energy Market, replacing the current practice of direct wholesale sales to individual wholesale counter-parties using existing interchange agreements. We are unable to predict the effect this may have on wholesale sales in 2005 and beyond. During the past five years, wholesale revenues represented an average of approximately 5.9% of our total electric revenues.

Blackout Report - Reliability Standards

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

Pending federal reliability legislation would provide the FERC with authority to certify an Electric Reliability Organization that will set mandatory standards. The North American Electric Reliability Council ("NERC") will most likely fill this role and will have enforcement authority. The 108th Congress adjourned without passing mandatory and enforceable reliability standards and similar legislation has yet to be enacted by the 109th Congress.

NERC recently adopted a set of formalized reliability standards (Version 0 Reliability Standards) that consist of existing operating and planning standards. On February 9, 2005, FERC supplemented its reliability policy to include compliance with NERC's Version 0 Reliability Standards as part of its definition of Good Utility Practice in its pro forma open access transmission tariff. Although NERC does not currently have authority to mandate compliance with these standards, utilities generally choose to voluntarily comply with the standards. At this time we cannot fully predict the effect any legislation or other implementation of the recommendations of the Task Force will have on IPL. However, we currently estimate spending approximately $3.3 million for transmission system monitoring and control equipment by the end of 2006 in anticipation of requirements that we believe are likely to be imposed on all transmission control areas.

Energy and Reliability Bill

Congress has considered, but failed to pass, a comprehensive energy plan in 2003. During 2004, a reliability bill was considered but also failed to pass. It is anticipated that energy legislation will again be introduced during this session of Congress. Many issues remain to be resolved and we are not able to predict whether or not legislation will pass this year, and if passed, the scope and content of such legislation.

Retail Energy Market

The legislatures of several states have enacted laws that would allow various forms of competition for retail sales of electric energy. While each state proposal is different, most provide for some recovery of a utility's stranded costs and require an extended transition period before competition is fully effective. Additionally, a few states have implemented programs that experiment with allowing some form of customer choice of electricity suppliers. Indiana has not done so.

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

During 1997, the Indiana General Assembly authorized a legislative study committee to assess the issue of electric utility competition and restructuring. Comprehensive restructuring bills were introduced in the Indiana Senate in 1998, 1999 and 2000, but failed to pass. There has been no restructuring legislation submitted in Indiana since 2000.

Indiana Legislative Matters

In January 2005, a Republican Governor took office in Indiana for the first time in 16 years, and Republicans took control of both the House of Representatives and Senate for the first time since 1996. This is expected to result in many changes throughout state government. Although we are unable to predict the legislative agenda of the current administration, we do not anticipate any restructuring legislation by the state of Indiana in 2005.

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

Under certain environmental laws, we could be held responsible for costs relating to contamination at our past or present facilities and at third party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage. We cannot assure that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations or financial condition.

Multipollutant Plan Filing

On November 30, 2004, in response to a petition we filed, the IURC issued an Order approving up to $182 million of capital expenditures to install pollution control technology at two of our power plants. These capital expenditures are projected to address required SO2 and mercury emissions reductions from our power plants and to reduce fine particulate pollution in the atmosphere. The Order also approves ratemaking treatment for such expenditures, including a return on the investment and recovery of depreciation expenses and operation and maintenance expenses associated with these projects. The Order also granted IPL the authority to add the approved return on its environmental projects to IPL's authorized annual jurisdictional net operating income in subsequent fuel adjustment charge proceedings. We believe these expenditures are necessary to reliably and economically achieve a level of emission reductions that complies with the Clean Air Interstate Rule and the Clean Air Mercury Rule (the "Clean Air Rules of 2005") that are discussed in more detail below. We cannot assure that all costs to comply with the Clean Air Rules of 2005 will be covered by the IURC Order.

The Clean Air Act

The Clean Air Act Amendments of 1990 (the "Clean Air Act") affect both new and existing facilities. The Clean Air Act and many state laws require significant reductions in SO2, particulate matter, and NOx emissions that result from burning fossil fuels. The following is a discussion of specific areas that affect our business, primarily under or related to the Clean Air Act and the rules thereunder, including the Clean Air Rules of 2005.

NOx SIP Call. On October 27, 1998, the EPA issued a final rule, referred to as the NOx SIP call, requiring Indiana, along with 21 other states in the eastern third of the United States and the District of Columbia, to impose more stringent limits on NOx emissions from fossil fuel-fired steam electric generators, including those operated by IPL. The EPA's NOx SIP call requires operators of coal-fired electric utility boilers in designated areas to limit NOx emissions during the annual ozone season. In 2001, the Indiana Air Pollution Control Board adopted rules requiring fossil fuel-fired electric generating units, including IPL's, to adhere to the requirements of the EPA's NOx SIP call which became effective on May 31, 2004. IPL is in compliance with those requirements.

In November 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of CCT to allow IPL to meet the NOx emission limits imposed pursuant to the EPA's NOx SIP call. The CCT constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and the IURC has approved ratemaking treatment applicable to such property through the ECCRA. The ratemaking treatment provided for in the IURC Order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expenses and operation and maintenance expenses associated with these projects. Such costs are deferred as regulatory assets on IPALCO's balance sheets. The ratemaking treatment also provides for recovery of expenditures related to the purchase of NOx emission allowances, should such expenditures be made to supplement IPL's CCT construction projects. IPL may add the approved return on its CCT projects to its authorized annual jurisdictional net operating income in subsequent fuel adjustment charge proceedings. The increase in the amount of rate revenues and authorized net operating income resulting from IPL's CCT plan will be determined in periodic filings to the IURC to be made at intervals of no more often than every 6 months and will depend on the amount of cumulative investment, depreciation expenses, operation and maintenance expenses and actual NOx emission allowance purchases at the time of each of the filings. These ECCRA filings have collectively added $6.7 million to IPL's authorized annual jurisdictional net operating income through December 31, 2004.

Through December 31, 2004, IPL spent approximately $185 million on NOx emissions reduction projects. Further expenditures are estimated to be approximately $27 million in 2005 to substantially meet the required NOx SIP Call reductions.

Clean Air Interstate Rule. On March 10, 2005 the EPA signed the Clean Air Interstate Rule, ("CAIR") which will reduce interstate migration of air pollutants on downwind states. The CAIR will establish a two-phase regional cap and trade program for SO2 and NOx emissions that will result in emissions reductions of approximately 70% and 65%, respectively, by 2015. Required SO2 and NOx reductions may require IPL to install additional control technologies prior to 2010.

Mercury. On March 15, 2005 the EPA signed the Clean Air Mercury Rule that will require utilities to reduce mercury emissions from new and existing coal fired power plants. The rule creates `standards of performance' limiting mercury emissions from utilities and establishes a staged approach for reductions via a "cap-and-trade" program. The first phase cap, to be achieved by 2010, is 38 tons. In the second phase, due in 2018, coal-fired power plants will be subject to a second cap, which will reduce nationwide emissions to 15 tons upon full implementation.

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

On December 17, 2004, EPA signed a final rule designating Marion and Morgan Counties, and a portion of Pike County, as nonattainment for the fine particulate matter ambient air quality standard, effective April 5, 2005. Our Petersburg Plant, Harding Street Station and Eagle Valley Plant are located in Pike, Marion and Morgan Counties, respectively. On March 7, 2005, the state of Indiana filed a petition in the D.C. Circuit Court of Appeals challenging EPA's nonattainment designations for Morgan County and the portion of Pike County. At this time, it is not possible to predict the outcome of this litigation.

The non attainment designation for both ozone and particulate matter will legally require the state of Indiana to modify its SIP by 2008. The SIP will detail how the state will regain its compliance status. The potential impact these new EPA designations may have on our generating stations is unclear at this time.

Section 126 Petitions. In February 1998, eight northeastern states filed petitions seeking the EPA's assistance in reducing ozone in the eastern United States under Section 126 of the Clean Air Act. On May 15, 2001, the U.S. Appeals Court for the District of Columbia Circuit upheld the EPA rule requiring some power plants in the Midwest to reduce NOx emissions. This ruling does not currently affect IPL's Indiana fossil fuel-fired plants, as long as IPL complies with NOx SIP Call requirements. At this time, it is impossible to determine what impact, if any, the EPA's February 17, 2005 agreement with the state of North Carolina to minimize migratory pollutants from upwind states will have on our operations. However, we cannot guarantee that IPL's plants will not be affected by these or other Section 126 petitions at some point in the future.

New Source Review. The EPA has commenced an investigation of the fossil fuel-fired electric power generation industry to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to facilities over the years. The EPA's focus is on whether such changes were subject to New Source Review ("NSR") or new source performance standards, and whether best available control technology was or should have been installed. In the summer of 2000, IPL received two Clean Air Act Section 114 requests from the EPA regarding its maintenance modifications and operational activities over the last twenty-five years. IPL responded to this information request in December 2000, January 2001 and January 2005. To date, the EPA has yet to act directly on this request.

The EPA promulgated two new rules on December 31, 2002, and October 27, 2003 that clarified some of the issues as to when an NSR permit is required. The substantive changes made in the December 31, 2002 rule were adopted by the Indiana Air Pollution Control Board and became effective in Indiana on September 9, 2004, but have yet to be incorporated into the state's implementation plan. The October 27, 2003 rule, however, which establishes criteria for when the replacement of facility components requires an NSR permit, has been stayed in court pending review by the US Court of Appeals for the DC Circuit. We believe it is unlikely that Indiana will proceed with state regulations to incorporate the October 27, 2003 rule until these legal issues are resolved. Moreover, the EPA has recently given conflicting signals as to the future course on the NSR enforcement initiative. On November 5, 2003, the EPA's top enforcement official revealed plans to close pending investigations. However, in an abrupt change, on January 9, 2004, the agency announced its intent to bring new court actions. In addition, the New York Attorney General has requested from the EPA copies of the documents that several utilities, including IPL, produced in response to the EPA's request. There is the potential that New York or another state could file an NSR enforcement case based on the citizen suit provisions of the Clean Air Act. With the liability issues currently being decided in courts and the potential for the EPA or New York filing new lawsuits in this area, IPL cannot assure how or when this issue will be resolved.

Regional Haze. The EPA published the final regional haze rule on July 1, 1999. This rule established planning and emission reduction timelines for states to use to improve visibility in national parks throughout the United States. On June 22, 2001, the EPA signed a proposed rule to guide states in implementing the 1999 rule and in controlling power plant emissions that cause regional haze problems. The proposed rule set guidelines for states in setting best available retrofit technology, or BART, at older power plants. On May 5, 2004, EPA published a proposed rule with new BART provisions and reproposed the BART guidelines. The new regional haze rule could (1) require newer and cleaner technologies and additional controls on conventional particulates, and (2) result in reductions in SO2, NOx and particulate matter emissions from utility sources. If the proposed rules are finalized and utility air emissions reductions are required, compliance costs could be significant. At this time, we cannot, however, estimate the costs to comply with the final regional haze rule.

Global Warming. The Kyoto Protocol to the United Nations Framework Convention on Climate Change went into force on February 16, 2005, and requires countries that have ratified it to make substantial reductions in "greenhouse gas" emissions. While it seems unlikely the Kyoto Protocol will be ratified by the United States under the Bush Administration, global warming remains a policy issue that is regularly considered for possible government regulation, and if legislation requiring reductions in greenhouse gases is adopted, such regulation could substantially affect both the costs and the operating characteristics of IPL's fossil fuel-fired plants.

Cooling Water Intake. On February 16, 2004, the EPA issued final rules governing existing facilities that have cooling water intake structures. The regulation, which is designed to protect aquatic life, requires that the location, design, and construction of cooling water intake structures reflect the best technology available to prevent impingement or entrainment of aquatic life. IPL will be required to conduct aquatic studies to determine if its intake structures minimize adverse environmental impact. Once the studies are completed, IPL may be required to take measures to reduce harm to the aquatic environment. At this time, it is not possible to determine the results of the aquatic studies or what, if any, corrective actions IPL may be required to take.

the costs and the operating characteristics of IPL's fossil fuel-fired plants.

Mercury. In December 2000, the EPA announced it would adopt rules to regulate mercury emissions from coal-fired power plants pursuant to the Clean Air Act hazardous air pollutant rules. In December 2003, the EPA proposed alternative approaches to achieving reductions in mercury emissions from coal-fired utilities. One of these approaches is to regulate mercury and nickel as hazardous air pollutants and establish nationally uniform emission limits developed by applying the Maximum Achievable Control Technology criteria. These requirements would be applicable to existing facilities three years after the final rule is promulgated, but with the potential for a one year extension. If this alternative were selected and finalized in 2005, compliance would be required by 2008. In the alternative, the EPA proposed to rescind its prior finding that it is necessary and appropriate to regulate mercury as a hazardous pollutant from coal plants and instead proposed to issue guidelines that would be minimum standards for state regulation of mercury from coal plants. Under this approach, the targeted compliance date for first phase mercury reductions would be 2010 and the second phase in 2018. In the proposed rulemaking, the EPA also indicated that it would be issuing a supplemental proposed "cap and trade" rule that would allow companies to comply by reducing emissions or purchasing emission allowances from other companies. The supplemental proposed "cap and trade" rule was issued on February 24, 2004. Such a rule, if adopted, would provide IPL with increased flexibility in compliance.

Cooling Water Intake. On February 16, 2004, the EPA issued final rules governing existing facilities that have cooling water intake structures. The regulation, which is designed to protect aquatic life, requires that the location, design, and construction of cooling water intake structures reflect the best technology available to prevent impingement or entrainment of aquatic life. IPL will be required to conduct aquatic studies to determine if its intake structures minimize adverse environmental impact. Once the studies are completed, IPL may be required to take measures to reduce harm to the aquatic environment. At this time, it is not possible to determine the results of the aquatic studies or what, if any, corrective actions IPL may be required to take.

Clear Skies Legislation

President Bush proposed environmental legislation that would create a mandatory program that would reduce power plant emissions of SO2, NOx and mercury by setting a national cap on each pollutant. Clear Skies legislation was first introduced in both Houses of Congress in July 2002, and reintroduced in 2003, 2004 and 2005. On March 9, 2005, the Senate Environmental Committee failed to pass Clear Skies. Several committee members have requested further analysis and information, which is likely to significantly delay any reconsideration of the bill in the Senate. It is unclear as to whether or if federal Clear Skies legislation will pass Congress. We are unable to predict the scope and content of any final legislation or whether any environmental emission legislation will be approved.

Summary

In summary, environmental laws and regulations presently require substantial capital expenditures and operating costs. Our capital expenditures relating to environmental matters were approximately $81 million in 2004, substantially all of which related to the NOx SIP call. We currently estimate total additional capital expenditures related to environmental matters of approximately $55 million, $86 million and $92 million during 2005, 2006 and 2007, respectively. In addition, environmental laws are complex, change frequently and have tended to become more stringent over time. As a result, our operating expenses and continuing capital expenditures associated with environmental matters may increase. More stringent standards may also limit our operating flexibility. Because other electric power plants will have similar restrictions, we believe that compliance with more stringent environmental laws and regulations is not likely to affect our competitive position. However, depending upon the level and timing of recovery allowed by the IURC, these costs could adversely affect our financial condition, liquidity and results of operations.

Current Business Outlook

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, our operating revenues and associated operating expenses are not generated evenly by month during the year. Traditionally, retail kWh sales, after adjustments for weather variations, have grown in reasonable correlation with growth in service territory economic activity. During the past 10 years, IPL's retail kWh sales have grown at a compound annual rate of 1.4%. Our number of retail customers also grew at a compound annual rate of 1.4% during the past 10 years.

New Accounting Standards

Please refer to Note 2 of the Notes to the Consolidated Financial Statements of IPALCO included in Item 8 of this Form 10-K for a discussion of new accounting pronouncements and the potential impact to our results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt, interest rate hedging instruments and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, IPL has two credit facilities that bear interest at variable rates based primarily on the London InterBank Offered Rate, or LIBOR. As of December 31, 2004, IPL was not drawn on these credit facilities, but did have a $0.8 million letter of credit against one of the facilities. Our fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. At December 31, 2004, we had $1,462.7 million principal amount fixed rate debt and a $40 million principal amount variable rate debt issue. The interest rate in effect on the $40 million variable rate debt issue was 2.0% as of December 31, 2004, which was effectively fixed at 5.21% through a floating-to-fixed rate swap, which expires concurrent with the debt issue in January 2023. The fair value of IPL's swap agreement was $(7.1) million at December 31, 2004. The following table shows our consolidated indebtedness (in millions) by maturity as of December 31, 2004:

                           2005     2006     2007     2008     2009   Thereafter   Total   Fair Value
                         -------- -------- -------- -------- -------- ---------- --------- ----------

Fixed-rate debt             $0.0    $58.8    $80.0   $375.0     $0.0     $948.9  $1,462.7   $1,601.8
Variable-rate debt
  swapped to fixed           0.0      0.0      0.0      0.0      0.0       40.0      40.0       40.0
                         -------- -------- -------- -------- -------- ---------- --------- ----------
Total Indebtedness          $0.0    $58.8    $80.0   $375.0     $0.0     $988.9  $1,502.7   $1,641.8
                         ======== ======== ======== ======== ======== ========== ========= ==========
Weighted Average Interest
  Rates by Maturity           N/A    8.00%   7.375%   8.375%      N/A     7.156%    7.505%

Fuel

IPL has limited exposure to commodity price risk for the purchase of coal, the primary fuel used by IPL for the production of electricity. IPL manages this risk by providing for approximately 84% of its current projected burn through 2006, and 68% of its current projected burn through 2009, under long-term contracts. The balance of IPL's projected burn is purchased under short-term contracts and on the spot market. We anticipate coal purchases made in 2005 outside of existing contractual commitments will be made at prices that are higher than those experienced in 2004.  Our exposure to fluctuations in the price of coal is limited because IURC regulations provide for the recovery of estimated fuel costs above or below the levels included in IPL's rate schedules. This recovery is accomplished through a fuel cost adjustment filing with the IURC.

Power Purchases

IPL depends on purchased power, in part, to meet its retail load obligations. As a result, we also have limited exposure to commodity price risk for the purchase of electric energy for our retail customers. Purchased power costs can be highly volatile. IPL is generally allowed to recover, through its fuel adjustment charge, the fuel portion of purchased power costs incurred to meet jurisdictional retail load. In certain circumstances, IPL may not be allowed to recover a portion of purchased power costs incurred to meet its jurisdictional retail load. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters-Retail Ratemaking".

Wholesale Sales

IPL engages in limited wholesale power marketing to earn wholesale revenues after first providing for its projected utility retail load. Power marketing enables us to use excess power generating capacity, when available, to generate wholesale revenues. Our ability to compete effectively in the wholesale market is dependent on a variety of factors, including our available excess generation, the supply of wholesale power, and the price, terms and conditions of sale we proposed. Subsequent to the start of the Midwest ISO Energy Market, we anticipate our wholesale revenues will be generated primarily from sales directly to the Midwest ISO Energy Market, replacing the current practice of direct wholesale sales to individual wholesale counter-parties using existing interchange agreements. During 2004, the average market price per kWh we sold wholesale increased by 15.2% to $32.9, as compared to 2003. During the past five years, wholesale revenues represented an average of approximately 5.9% of our total electric revenues.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of IPALCO Enterprises, Inc.:
Indianapolis, Indiana

     We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, common shareholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedules are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPALCO Enterprises, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Indianapolis, Indiana
March 23, 2005

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2004, 2003 and 2002

(In Thousands)

                                                     2004        2003        2002
                                                  ----------- ----------- -----------
ELECTRIC UTILITY OPERATING REVENUES                 $885,473    $838,165    $823,078

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                             191,786     178,402     173,028
    Other operating expenses                         130,458     127,839     114,424
  Power purchased                                     15,172      16,942      18,002
  Maintenance                                         78,105      84,153      62,065
  Depreciation and amortization                      125,011     119,595     117,985
  Taxes other than income taxes                       34,563      27,857      30,596
  Income taxes - net                                  96,044      96,794     106,392
                                                  ----------- ----------- -----------
    Total utility operating expenses                 671,139     651,582     622,492
                                                  ----------- ----------- -----------
UTILITY OPERATING INCOME                             214,334     186,583     200,586
                                                  ----------- ----------- -----------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during
    construction                                       1,829       4,351       3,927
  Gain (loss) on sales of assets - net                   852        (830)      4,378
  Other - net                                         (2,521)     (3,047)     (5,006)
  Income tax benefit - net                            28,066      25,906      23,184
                                                  ----------- ----------- -----------
    Total other income and (deductions) - net         28,226      26,380      26,483
                                                  ----------- ----------- -----------
INTEREST AND OTHER CHARGES:
  Interest on long-term debt                         113,065     105,021      97,522
  Other interest                                         589         654         493
  Allowance for borrowed funds used during
    construction                                      (1,940)     (2,188)     (1,811)
  Amortization of redemption premiums and
    expense on debt-net                                2,639       2,998       2,706
  Preferred dividends of subsidiary                    3,213       3,213       3,213
                                                  ----------- ----------- -----------
    Total interest and other charges - net           117,566     109,698     102,123
                                                  ----------- ----------- -----------
NET INCOME                                          $124,994    $103,265    $124,946
                                                  =========== =========== ===========

  See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2004 and 2003

(In Thousands)

                                                               December 31,  December 31,
                            ASSETS                                 2004          2003
UTILITY PLANT:                                                 ------------  ------------
  Utility plant in service                                      $3,421,828    $3,205,454
  Less accumulated depreciation                                  1,356,364     1,277,373
                                                               ------------  ------------
      Utility plant in service - net                             2,065,464     1,928,081
  Construction work in progress                                     76,303       160,774
  Land held for sale                                                     -         6,623
  Property held for future use                                       1,085         1,085
                                                               ------------  ------------
      Utility plant - net                                        2,142,852     2,096,563
OTHER ASSETS:                                                  ------------  ------------
  Nonutility property - at cost, less accumulated depreciation       1,499         1,511
  Other investments                                                  7,270         7,762
                                                               ------------  ------------
      Other assets - net                                             8,769         9,273
                                                               ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                                         16,029        13,974
  Accounts receivable and unbilled revenue (less allowance
    for doubtful accounts of $2,137 and $1,653 respectively)        56,125        44,155
  Fuel - at average cost                                            22,392        29,803
  Materials and supplies - at average cost                          48,929        47,056
  Net income tax refunds receivable                                  3,164        11,397
  Prepayments and other current assets                               4,377         4,574
                                                               ------------  ------------
      Total current assets                                         151,016       150,959
                                                               ------------  ------------
DEFERRED DEBITS:
  Regulatory assets                                                132,042       110,061
  Miscellaneous                                                     32,669        30,954
                                                               ------------  ------------
      Total deferred debits                                        164,711       141,015
                                                               ------------  ------------
              TOTAL                                             $2,467,348    $2,397,810
                                                               ============  ============
                CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholder's deficit:
    Premium on 4% cumulative preferred stock                          $649          $649
    Paid in capital                                                    791           104
    Accumulated deficit                                            (58,194)      (64,111)
    Accumulated other comprehensive loss                           (51,328)      (58,420)
                                                               ------------  ------------
      Total common shareholder's deficit                          (108,082)     (121,778)
  Cumulative preferred stock of subsidiary                          59,135        59,135
  Long-term debt                                                 1,502,064     1,482,011
                                                               ------------  ------------
      Total capitalization                                       1,453,117     1,419,368
                                                               ------------  ------------
CURRENT LIABILITIES:
  Accounts payable                                                  39,310        49,074
  Accrued expenses                                                  19,806        20,221
  Dividends payable                                                      -           868
  Accrued real estate and personal property taxes                   15,840        14,662
  Accrued income taxes and other taxes                               9,700         3,873
  Accrued interest                                                  27,869        25,759
  Customer deposits                                                 11,706        10,428
  Other current liabilities                                          1,342         2,046
                                                               ------------  ------------
      Total current liabilities                                    125,573       126,931
                                                               ------------  ------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                          355,285       335,008
  Regulatory liabilities and other removal costs                   382,559       361,221
  Unamortized investment tax credit                                 25,464        28,173
  Accrued postretirement benefits                                    6,799         6,059
  Accrued pension benefits                                         107,080       112,574
  Miscellaneous                                                     11,471         8,476
                                                               ------------  ------------
      Total deferred credits and other long-term liabilities       888,658       851,511
                                                               ------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 12)
              TOTAL                                             $2,467,348    $2,397,810
                                                               ============  ============

See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and 2002

(In Thousands)

                                                                         2004        2003        2002
CASH FLOWS FROM OPERATIONS:                                           ----------  ----------  ----------
  Net income                                                           $124,994    $103,265    $124,946
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                       125,083     118,401     118,112
    Amortization of regulatory assets                                     2,591       2,298       2,765
    Deferred income taxes and investment tax credit adjustments - net    (2,133)     29,276      19,762
    Gain on sale of land held for sale                                   (5,924)          -           -
    (Gain) loss on sales of assets - net                                   (852)        830      (4,378)
    Loss on investments                                                     154       1,647           -
    Allowance for funds used during construction                         (3,769)     (6,539)     (5,738)
  Change in certain assets and liabilities:
    Accounts receivable                                                 (11,970)     (2,554)      6,400
    Fuel, materials and supplies                                          5,538      (6,962)      7,449
    Net income taxes receivable or payable                               17,933     (11,444)     13,179
    Accounts payable and accrued expenses                               (10,179)     20,999     (14,896)
    Accrued real estate and other taxes                                  (2,695)     (4,122)         87
    Pension benefits                                                       (406)    (82,937)     13,180
    Accrued interest                                                      2,110       2,971         896
    Other - net                                                          (2,853)        414     (10,791)
                                                                      ----------  ----------  ----------
Net cash provided by operating activities                               237,622     165,543     270,973
                                                                      ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - utility                                       (146,785)   (156,855)    (94,709)
  Proceeds from the sales of assets                                      14,309          12       9,860
  Other                                                                  (2,931)     (8,186)     (2,340)
                                                                      ----------  ----------  ----------
Net cash used in investing activities                                  (135,407)   (165,029)    (87,189)
                                                                      ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long term borrowings                                                   98,917     108,930           -
  Retirements of long-term debt                                         (80,000)          -           -
  Dividends on common stock                                            (119,077)   (126,899)   (180,472)
  Other                                                                       -           -        (816)
                                                                      ----------  ----------  ----------
Net cash used in financing activities                                  (100,160)    (17,969)   (181,288)
                                                                      ----------  ----------  ----------
Net change in cash and cash equivalents                                   2,055     (17,455)      2,496
Cash and cash equivalents at beginning of year                           13,974      31,429      28,933
                                                                      ----------  ----------  ----------
Cash and cash equivalents at end of year                                $16,029     $13,974     $31,429
                                                                      ==========  ==========  ==========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                               $109,617    $100,529     $95,327
                                                                      ==========  ==========  ==========
    Income taxes                                                        $57,602     $49,401     $31,386
                                                                      ==========  ==========  ==========

See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Common Shareholder's Equity (Deficit)
For the Years Ended December 31, 2004, 2003 and 2002

(In Thousands)

                                                     Premium on 4%             Retained   Accumulated
                                                       Cumulative              Earnings      Other
                                                       Preferred    Paid in  (Accumulated Comprehensive
                                                         Stock      Capital    Deficit)       Loss         Total
                                                     -------------- -------- ------------ ------------- -----------
Balance at January 1, 2002                                    $649       $0      $15,049      ($11,469)     $4,229
                                                     -------------- -------- ------------ ------------- -----------
  Distributions to AES                                                          (180,472)                 (180,472)
  Comprehensive Income (Loss):
   Net income                                                                    124,946                   124,946
   Minimum pension liability adjustment, net                                                   (38,050)    (38,050)
     of income taxes of $23,247
   Adjust financial instruments to fair market                                                  (3,102)     (3,102)
     value, net of income taxes of $1,895
                                                     -------------- -------- ------------ ------------- -----------
 Total Comprehensive Income (Loss)                               0        0      124,946       (41,152)     83,794
                                                     -------------- -------- ------------ ------------- -----------
Balance at December 31, 2002                                  $649       $0     ($40,477)     ($52,621)   ($92,449)
                                                     -------------- -------- ------------ ------------- -----------
   Distributions to AES                                                         (126,899)                 (126,899)
   Contributions from AES                                               104                                    104
  Comprehensive Income (Loss):
   Net income                                                                    103,265                   103,265
   Minimum pension liability adjustment, net                                                    (5,536)     (5,536)
     of income taxes of $3,772
   Adjust financial instruments to fair market                                                    (263)       (263)
     value, net of income taxes of $179
                                                     -------------- -------- ------------ ------------- -----------
 Total Comprehensive Income (Loss)                               0        0      103,265        (5,799)     97,466
                                                     -------------- -------- ------------ ------------- -----------
Balance at December 31, 2003                                  $649     $104     ($64,111)     ($58,420)  ($121,778)
                                                     -------------- -------- ------------ ------------- -----------
   Distributions to AES                                                         (119,077)                 (119,077)
   Contributions from AES                                               687                                    687
  Comprehensive Income:
   Net income                                                                    124,994                   124,994
   Minimum pension liability adjustment, net
     of income taxes of $(512)                                                                   5,630       5,630
   Adjust financial instruments to fair market
     value, net of income taxes of $(615)                                                        1,462       1,462
                                                     -------------- -------- ------------ ------------- -----------
 Total Comprehensive Income                                      0        0      124,994         7,092     132,086
                                                     -------------- -------- ------------ ------------- -----------
Balance at December 31, 2004                                  $649     $791     ($58,194)     ($51,328)  ($108,082)
                                                     ============== ======== ============ ============= ===========
See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2004, 2003 and 2002

1. ORGANIZATION

IPALCO Enterprises, Inc. ("IPALCO") is a holding company incorporated under the laws of the state of Indiana. IPALCO is a wholly-owned subsidiary of The AES Corporation ("AES"). IPALCO was acquired by AES in March 2001 (the "AES Acquisition"). IPALCO owns all of the outstanding common stock of its subsidiaries (collectively referred to as "Enterprises"). Substantially all of Enterprises business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, Indianapolis Power & Light Company ("IPL"). IPL has more than 460,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited combustion turbine that are all used for generating electricity. IPL's net electric generation capability for winter is 3,370 megawatts and net summer capability is 3,252 megawatts.

IPALCO's other direct subsidiary is Mid-America Capital Resources, Inc., ("Mid- America"). Mid-America is the holding company for IPALCO's unregulated activities. Mid-America owns a 4.4% interest in EnerTech Capital Partners II L.P. ("Enertech"), a venture capital fund that invests in early stage and emerging growth companies in the energy technology, clean technology and related markets. IPALCO's regulated business is conducted through IPL. Enterprises has two business segments: electric and all other. The electric segment consists of the operations of IPL and everything else is included in the all other segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: IPALCO's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of IPALCO, its regulated utility subsidiary, IPL, and its unregulated subsidiary, Mid-America. All significant intercompany items have been eliminated in consolidation.

The operating components of all subsidiaries other than IPL, as well as nonoperating income of IPL, are included below UTILITY OPERATING INCOME in the accompanying consolidated statements of income.

Regulation: The retail utility operations of IPL are subject to the jurisdiction of the Indiana Utility Regulatory Commission ("IURC"). IPL's wholesale power transactions are subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC"). These agencies regulate IPL's utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are based on GAAP, including the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," which gives recognition to the ratemaking and accounting practices of these agencies.

Revenues: Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. This unbilled revenue is estimated each month based on daily generation volumes, estimated customer usage by class, weather factors, line losses and applicable customer rates based on regression analyses reflecting significant historical trends and experience. Customer accounts receivable at December 31, 2004 include unbilled energy revenues of $36.2 million on a base of annual revenue of $885.5 million.

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

IPL is generally allowed to recover, through its fuel adjustment charge, the fuel portion of purchased power costs incurred to meet jurisdictional retail load. Purchased power costs below an established benchmark are presumed to be fuel costs. Under a settlement agreement approved by the IURC, which expires March 31, 2005, the benchmark for IPL is established at $77.50 per MWh. The settlement also generally provides for recovery of 85% of power purchased up to $700/MWh to replace capacity losses for certain full forced outages and environmental derates for power purchases up to the first 11% of IPL's total rated summer capacity in any hour and full recovery for power purchases exceeding 11% of IPL's total rated summer capacity in any hour. IPL has a new settlement agreement pending at the IURC which would continue the recovery mechanism and establish a prospective benchmark each month related to the forward price for oil or natural gas.

In 1998, the IURC approved a plan (the "Elect Plan") that allows IPL to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service plans. As of December 31, 2004, approximately 1% of IPL's retail customers were included in the Elect Plan. Customers who do not choose one of the Elect Plan options receive electric service under existing tariffs. IPL's authority to offer these options will expire on December 31, 2006, unless a subsequent plan is approved by the IURC. Under the Elect Plan, eligible IPL customers may enter into written contracts for (i) Fixed Rate— Pay a guaranteed fixed rate per unit of consumption for one or more years (ii) Green Power— Purchase environmentally friendly or "green" power or (iii) Sure Bill— Pay the same bill each month for 12 months, regardless of how much electricity is used.

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

On November 14, 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of clean coal technology ("CCT") to allow IPL to meet the nitrogen oxide ("NOx") emission limits imposed pursuant to the U.S. Environmental Protection Agency's ("EPA") NOx State Implementation Plan ("SIP") call. The CCT constitutes qualified pollution control property as defined in Ind. Code section 8-1- 2-6.6 and the IURC has approved ratemaking treatment applicable to such property through an Environmental Compliance Cost Recovery Adjustment ("ECCRA"). The ratemaking treatment provided for in the IURC Order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expenses and operation and maintenance expenses associated with these projects. Such costs are deferred as regulatory assets on IPALCO's balance sheets (see Note 5).

Authorized Annual Jurisdictional Net Operating Income: Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual jurisdictional net operating income and cannot be offset by applicable cumulative net operating income deficiencies. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be one-fourth of the excess annual jurisdictional net operating income grossed up for federal and state taxes.

IPL's authorized annual jurisdictional net operating income, for purposes of quarterly operating income tests, is $163 million, as established in IPL's last base rate case, plus additional returns authorized in the ECCRA filings of $6.7 million as of December 31, 2004. During the four quarterly measurement dates in 2004, the IURC found that IPL's rolling annual jurisdictional retail electric operating income was less than the authorized annual jurisdictional net operating income. During the four quarterly measurement dates in 2003, the IURC found that IPL's rolling annual jurisdictional retail electric operating income was greater than the authorized annual jurisdictional net operating income by $13.5 million and $1.8 million at January and April, respectively, and was less than the authorized annual jurisdictional net operating income at July and October of 2003. Because IPL has a cumulative net operating income deficiency, it was not required to make customer refunds for any of these periods. As of IPL's quarterly measurement date on October 31, 2004, IPL had a cumulative net operating income deficiency of $748.7 million. The deficiency is calculated by summing the quarterly measurement period annual results from the date of the last rate Order. Because of the deficiency, IPL can, for a period of time, earn above the authorized annual electric jurisdictional retail net operating income without being required to make customer refunds.

The IURC approved the use of CCT, which constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and ratemaking treatment through the ECCRA that allows IPL to meet the NOx emission limits imposed pursuant to the EPA's NOx SIP Call. A return on the investment in IPL's CCT investments is included in the ratemaking treatment. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC for purposes of annual operating income test requirements in subsequent fuel adjustment charge proceedings. The additional amount of return will be dependent on the cumulative amount of CCT investment that has been made at the time IPL files with the IURC for ratemaking treatment on such CCT investment. Such filings are made at intervals of no more often than every 6 months.

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

Concentrations of Risk: Substantially all of IPL's customers are located within the Indianapolis area. In addition, approximately 68% of IPL's employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL's current contracts with the physical unit and the clerical-technical units expire on December 19, 2005 and February 19, 2007, respectively.

Allowance For Funds Used During Construction: In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 8.8%, 9.5% and 9.4% during 2004, 2003 and 2002, respectively.

Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items that are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.7% during 2004, 3.6% during 2003 and 3.7% during 2002.

Off-Balance Sheet Arrangements: IPL formed IPL Funding Corporation ("IPL Funding") in 1996 to purchase, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL in exchange for a note payable. IPL Funding is not consolidated by IPL or IPALCO since it meets requirements set forth in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to be considered a qualified special-purpose entity. IPL Funding has entered into a purchase facility with unrelated parties (the "Purchasers") pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million of the receivables purchased from IPL. During 2004, this agreement was extended through October 26, 2005. As of December 31, 2004 and 2003, the aggregate amount of receivables IPL has sold to IPL Funding and IPL Funding has sold to the Purchasers pursuant to this purchase facility was $50.0 million. Accounts receivable on the accompanying consolidated balance sheets of IPALCO are stated net of the $50 million sold.

The net cash flows between IPL and IPL Funding are limited to cash payments made by IPL to IPL Funding for interest charges and processing fees. These payments totaled approximately $1.1 million, $1.0 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. IPL retains servicing responsibilities through its role as a collection agent for the amounts due on the purchased receivables. IPL and IPL Funding provide certain indemnities to the Purchasers, including indemnification in the event that there is a breach of representations and warranties made with respect to the purchased receivables. IPL Funding and IPL each have agreed to indemnify the Purchasers on an after-tax basis for any and all damages, losses, claims, liabilities, penalties, taxes, costs and expenses at any time imposed on or incurred by the indemnified parties arising out of or otherwise relating to the purchase facility, subject to certain limitations as defined in the purchase facility. The transfers of receivables to IPL Funding are recorded as sales however no gain or loss is recorded on the sale.

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

Derivatives: Enterprises has only limited involvement with derivative financial instruments and does not use them for trading purposes. Enterprises accounts for its derivatives in accordance with SFAS No. 133 "Accounting for Derivatives", as amended. Enterprises has one interest rate swap agreement, which it entered into as a means of managing the interest rate exposure on its variable-rate debt. Management has formally designated the swap as a hedge. IPALCO's balance sheets reflect the current fair market value of this hedge and IPALCO records the change in its fair value in accumulated other comprehensive loss. Management relies on financial institutions, which use standard market conventions to determine the fair value of Enterprises' hedges. All methods of assessing fair value result in a general approximation of value and such value may never be realized.

Income Taxes: Deferred taxes are provided for all significant temporary differences between book and taxable income. The effects of income taxes are measured based on enacted laws and rates. Such differences include the use of accelerated depreciation methods for tax purposes, the use of different book and tax depreciable lives, rates and in-service dates and the accelerated tax amortization of pollution control facilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting basis of assets and liabilities. Those income taxes payable which are includable in allowable costs for ratemaking purposes in future years are recorded as regulatory assets with a corresponding deferred tax liability. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment. Contingent liabilities related to income taxes are recorded when the criteria for loss recognition under SFAS No. 5, "Accounting for Contingencies," as amended, have been met.

Cash and Cash Equivalents: Enterprises considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

Investments: As of December 31, 2004, Mid-America owned a 4.4% investment in EnerTech Capital Partners II L.P., a venture capital fund, recorded at approximately $4.1 million. Enteprises evaluates the recoverability of investments in unconsolidated subsidiaries when events or changes in circumstances indicate the carrying amount of the asset is other than temporarily impaired. An investment is considered impaired if the fair value of the investment is less than its carrying value. Impairment losses are recognized when an impairment is considered to be other than temporary. Impairments are considered to be other than temporary when we do not expect to recover the investment's carrying value for a reasonable period of time. In making this determination, Enterprises considers several factors, including, but not limited to, the intent and ability to hold the investment, the severity of the impairment, the duration of the impairment and the entity's historical and projected financial performance. Once an investment is considered other than temporarily impaired and an impairment loss is recognized, the carrying value of the investment is not adjusted for any subsequent recoveries in fair value. As of December 31, 2004, we do not have any material unrealized losses that are deemed to be temporary in nature.

Long Term Compensation Plan: During 2004, most of IPL's non-union employees received benefits under the AES Long Term Compensation Plan, a deferred compensation program. Benefits under this plan are granted in the form of performance units payable in cash, AES restricted stock units and options to purchase shares of AES common stock. All three of such components granted to non- union employees of IPL vest in thirds over a three-year period and the terms of the AES restricted stock units also include a five-year minimum holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2004 was $1.5 million and was included in Other Operating Expenses on IPALCO's consolidated statements of income. The value of these benefits is being amortized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPALCO's balance sheets in accordance with SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure - An Amendment of FASB Statement No. 123."

New Accounting Pronouncements: In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIE") and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and thus improve comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. In December 2003, the FASB issued a revision to the original Interpretation ("FIN 46-R") to codify both the proposed modifications and other decisions previously issued through certain FASB Staff Positions into one document. FIN 46-R currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 had to be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. The application of FIN 46 and FIN 46-R did not have any impact on IPALCO's consolidated financial statements as neither IPALCO nor any of its consolidated subsidiaries obtained any interest in a VIE since January 31, 2003 or is the primary beneficiary in any VIE.

In May 2004, the FASB issued FASB Staff Position ("FSP") 106-2, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement health care plans that provide prescription drug benefits. The effects of FSP 106-2, which were not material, were incorporated into the November 30, 2004 measurement of plan obligations, as required.

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

Per Share Data: IPALCO is a wholly-owned subsidiary of AES and does not report earnings on a per-share basis.

Reclassifications: Certain amounts from prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

3. UTILITY PLANT IN SERVICE

The original cost of utility plant in service at December 31, segregated by functional classifications, follows:

                                                        2004        2003
                                                     ----------- -----------
                                                          (IN THOUSANDS)
Production                                           $2,059,490  $1,881,449
Transmission                                            257,118     256,046
Distribution                                            939,178     904,607
General                                                 166,042     163,352
                                                     ----------- -----------
Total Utility Plant in Service                       $3,421,828  $3,205,454
                                                     =========== ===========

Substantially all of IPL's property is subject to a $692.7 million direct first mortgage lien, as of December 31, 2004, securing IPL's first mortgage bonds. Total utility plant in service includes $4.0 and $1.2 million of property under capital leases as of December 31, 2004 and 2003, respectively. Total non-legal removal costs at December 31, 2004 and 2003 were $382.6 million and $361.2 million, respectively.

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

Cash and Cash Equivalents: The book value approximates fair value due to the short maturity of these instruments.

Long-Term Debt and Cumulative Preferred Stock of Subsidiary: The fair value of Enterprises' outstanding fixed rate debt and cumulative preferred stock have been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 2004, and 2003, the approximate fair value of Enterprises' long-term debt was $1,642 million and $1,595 million, respectively. The fair value of the variable-rate debt outstanding at December 31, 2004 and 2003 approximates its face amount, which is $40 million. The fair value of IPL's interest rate swap agreement at December 31, 2004 and 2003 is approximately $(7.1) million and $(7.3) million, respectively. These amounts estimate what IPL would have to pay to sell its position in the swap. In addition, on December 31, 2003, IPL was party to an interest rate lock agreement to hedge the interest rate risk on $100 million of first mortgage bonds IPL issued in January 2004. The agreement had a fair value of approximately $(1.9) million at December 31, 2003 and IPL settled it in January of 2004 for $(1.7) million. The fair value of IPL's cumulative preferred stock approximates its book value as IPL is subject to regulation and gains and losses may be included in rates.

5. REGULATORY ASSETS

The amounts of regulatory assets (see also Note 2) at December 31 are as follows:

                                                        2004        2003
                                                     ----------- -----------
                                                         (IN THOUSANDS)
Related to deferred taxes                               $81,505     $61,804
Unamortized reacquisition premium on debt                15,463      16,640
Unamortized Petersburg unit 4 carrying charges and
  certain other costs                                    22,847      23,901
Deferred Midwest ISO costs                                7,791       4,825
NOx Project Expenses                                      4,214       2,458
Other                                                       222         433
                                                     ----------- -----------
Total regulatory assets                                $132,042    $110,061
                                                     =========== ===========

Included in prepayments and other current assets at December 31, 2004 and 2003 are deferred fuel costs of $8.4 thousand and $2.5 million, respectively.

6. CAPITAL STOCK

IPALCO's common stock is pledged under AES' Amended and Restated Credit and Reimbursement Agreement as well as AES' Collateral Trust Agreement. There have been no changes to IPALCO's capital stock balances during the three years ended December 31, 2004.

Dividend Restrictions: Restrictions on the payment of cash dividends or other distributions of IPL common stock held by IPALCO and on the purchase or redemption of such shares by IPL are contained in the indenture securing IPL's first mortgage bonds. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL's preferred stock have been paid or declared and set apart for payment. All of IPL's retained earnings at December 31, 2004 were free of such restrictions. IPL is also restricted in its ability to pay dividends under the terms of its credit facilities if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before income taxes to interest expense not in excess of 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .60 to 1, in order to pay dividends. IPL was in compliance with such covenants as of December 31, 2004.

In addition, on February 12, 2003 and April 16, 2003, the IURC issued Orders (collectively, the "IURC 2003 Financing Order"), approving IPL's 2003-2006 financing program, including, among other things, the issuance of up to $160 million of additional long-term debt to pay, in part, for IPL's capital expenditure program during 2003-2005, and the refinancing of up to approximately $211 million of long-term debt. To date, $130 million of additional long-term debt has since been issued and the $80 million of long-term debt due in February 2004 has been refinanced. In addition, the IURC 2003 Financing Order set forth a process whereby, prior to declaring or paying common stock dividends, IPL must file a report with the IURC which includes certain specific historical and pro forma financial information including, among other things, information relating to dividends proposed, dividends paid in the prior twelve months, capitalization and retained earnings. The IURC 2003 Financing Order states that IPL is not to pay any common stock dividends until after twenty calendar days have passed after IPL has filed its report, or after the IURC approves the common stock dividend after initiating a proceeding to explore the implications of a proposed dividend. If within twenty calendar days the IURC does not initiate a proceeding to further explore the implications of the proposed dividend, the proposed dividend will be deemed approved. The IURC 2003 Financing Order stated that such process should continue in effect during the term of the financing authority, which expires December 31, 2006.

The reports IPL has filed to date with the IURC under the dividend reporting process were all deemed approved after twenty calendar days had elapsed and the IURC did not initiate any proceedings to explore the implications of the proposed dividends. Management continues to believe that IPL will not be prevented from paying future dividends in the ordinary course of prudent business operations.

Cumulative Preferred Stock of Subsidiary: IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2004, 2003 and 2002, total preferred stock dividends were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL's board of directors. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2004 and 2003, preferred stock consisted of the following:

                                    December 31, 2004      December 31,
                                    ---------------------- ------------------
                                        Shares      Call
                                     Outstanding   Price     2004     2003
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
                                    ==============         ==================

7. INDEBTEDNESS

Long-term Debt

Before IPL can incur additional long-term debt, it must first obtain approval from the IURC. As of December 31, 2004, IPL had approval from the IURC to issue up to $30 million of additional long-term debt, primarily for the purpose of funding a portion of its planned capital expenditures. Also, IPL and IPALCO have restrictions on the amount of new debt they may issue by contractual obligations of AES and financial covenant restrictions under existing debt obligations at IPL and IPALCO. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facilities, refinance existing debt, issue the remaining debt approved by the IURC and issue certain other indebtedness.

The following table presents Enterprises' long-term indebtedness as of December 31, 2004 and 2003:

                                                                 December 31,
                                                            ----------------------
Series                        Due                               2004        2003
------------------------------------------------------------------------------------
                                                            (IN THOUSANDS)
IPL First Mortgage Bonds:
6.05%                         February 2004                          $-     $80,000
8%                            October 2006                       58,800      58,800
7.375%                        August 2007                        80,000      80,000
6.30%                         July 2013                         110,000     110,000
6.10%*                        January 2016                       41,850      41,850
5.40%*                        August 2017                        24,650      24,650
5.75%*                        August 2021                        40,000      40,000
5.50%*                        October 2023                       30,000      30,000
7.05%                         February 2024                     100,000     100,000
6.625%*                       December 2024                      40,000      40,000
5.90%*                        December 2024                      20,000      20,000
5.95%*                        December 2029                      30,000      30,000
5.95%**                       August 2030                        17,350      17,350
6.60%                         January 2034                      100,000           -
Unamortized discount - net                                         (586)       (639)
                                                            ------------------------
Total first mortgage bonds                                      692,064     672,011
                                                            ------------------------
IPL Unsecured Notes:
1995B*                        January 2023                       40,000      40,000
6.375%*                       November 2029                      20,000      20,000
                                                            ------------------------
Total IPL Unsecured Notes                                        60,000      60,000
                                                            ------------------------
Total long-term debt - IPL                                      752,064     732,011
Long-Term Debt - IPALCO:                                    ------------------------
8.375% Senior Secured Notes, due November 2008                  375,000     375,000
8.625% Senior Secured Notes, due November 2011                  375,000     375,000
                                                            ------------------------
Total long-term debt - IPALCO                                   750,000     750,000
                                                            ------------------------
Total consolidated IPALCO long-term debt                     $1,502,064  $1,482,011
                                                            ========================

*  Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.
** Notes are issued to the Indiana Develpment Finance Authority, to secure the loan of proceeds from various tax-exempt instruments issued by the Indiana Develpment Finance
    Authority.

___________________

* Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.

** Notes are issued to the Indiana Development Finance Authority, to secure the loan of proceeds from various tax-exempt instruments issued by the Indiana Development Finance Authority.

IPL First Mortgage Bonds. The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a $692.7 million direct first mortgage lien, as of December 31, 2004. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2004.

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

The IPALCO Notes. IPALCO has outstanding $375 million of 7.375% and $375 million of 7.625% Senior Secured Notes due November 14, 2008 and November 14, 2011, respectively (the "IPALCO Notes"), which are secured by IPALCO's pledge of all of the outstanding common stock of IPL. Interest on the IPALCO Notes is paid semi-annually on May 15 and November 15. On each of November 15, 2002 and May 15, 2003, the interest rates on these notes were increased by 50 basis points, as a result of downgrades of IPALCO's credit ratings during 2002 and 2003. Any further reductions in the credit ratings of AES, IPALCO or IPL would not impact the interest rates on IPALCO or IPL's outstanding debt, but improvements in IPALCO's credit ratings could reduce the interest rates on the IPALCO Notes. The IPALCO Notes contain certain financial covenants based on earnings to interest expense and debt to capital, with which IPALCO is in compliance.

Variable-Rate Debt. The IPL 1995B notes provide for an interest rate that varies with the tax-exempt weekly rate. These notes are classified as long-term liabilities because IPL maintains a $40.6 million long-term liquidity facility supporting these agreements, which was unused at December 31, 2004. In June 2003, IPL executed an agreement which combined the $40.6 million liquidity facility and its $30 million committed line of credit into one two-tranche agreement, which, as amended, matures on May 31, 2005. IPL, at its option, can change the interest rate mode for the 1995B notes to other permitted interest rate modes. The interest rate on the 1995B notes is synthetically fixed at 5.21% using a swap agreement. The interest rate swap agreement is accounted for on a settlement basis.

Debt Maturities. Maturities on indebtedness subsequent to December 31, 2004, are as follows:

         Year             Amount
                      (IN THOUSANDS)
2005                      $        -
2006                          58,800
2007                          80,000
2008                         375,000
2009                               -
Thereafter                   988,850
                      ---------------
Total                     $1,502,650
                      ===============

Lines Of Credit

IPL did not have any outstanding borrowings on its lines of credits as of December 31, 2004. In May 2004, IPL renewed its $45 million committed line of credit. The new agreement has substantially the same terms as the previous agreement and matures May 19, 2005. In June 2004, IPL amended another agreement which includes a $30 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly) to extend the maturity to May 31, 2005.

On July 23, 2004, FERC issued an Order renewing IPL's authority to issue up to $500 million of short-term indebtedness outstanding at any time through July 2006.

8. INCOME TAXES

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

Enterprises is currently under examination by the Internal Revenue Service for the period 1996 through 2001. Management regularly assesses the potential outcome of these examinations when determining the adequacy of the provision for income taxes. Tax reserves have been established, which management believes to be adequate, but not excessive, in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While management believes that the amount of the tax estimates are reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts or a range of amounts that could be material but cannot be estimated as of December 31, 2004.

Federal and state income taxes charged to income are as follows:

                                                    2004     2003     2002
                                                  ---------------------------
                                                           (IN THOUSANDS)
Current income taxes:
Federal                                            $75,234  $45,922  $53,585
State                                               25,243   18,519    7,201
                                                  ---------------------------
  Total current taxes                              100,477   64,441   60,786
                                                  ---------------------------
Deferred federal income taxes                         (944)  30,433   42,061
Deferred state income taxes                           (780)   4,673    6,308
                                                  ---------------------------
  Total deferred income taxes                       (1,724)  35,106   48,369
                                                  ---------------------------
Net amortization of investment credit               (2,709)  (2,753)  (2,763)
                                                  ---------------------------
  Total charge to utility operating expenses        96,044   96,794  106,392
Net debit (credit) to other income and deductions  (28,066) (25,906) (23,184)
                                                  ---------------------------
Total federal and state income tax provisions      $67,978  $70,888  $83,208
                                                  ===========================

The provision for federal income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

                                                    2004     2003     2002
                                                  ---------------------------
Federal statutory tax rate                            35.0%    35.0%    35.0%
Effect of state income taxes                          (3.4)    (3.6)    (1.8)
Amortization of investment tax credits                (1.4)    (1.6)    (1.3)
Preferred dividends of subsidiary                      0.6      0.6      0.5
Depreciation flow through and amortization            (1.7)     1.3      2.5
Change in tax reserves                                (2.2)     0.1      0.0
Other - net                                           (1.5)    (1.3)    (0.2)
                                                  ---------------------------
Effective federal tax rate                            25.4%    30.5%    34.7%
                                                  ===========================

The significant items comprising IPALCO's net accumulated deferred tax liability recognized in the consolidated balance sheets as of December 31, 2004 and 2003 are as follows:

                                                             2004     2003
                                                           ------------------
Deferred tax liabilities:                                    (IN THOUSANDS)
Relating to utility property                               $488,489 $468,445
Other                                                        10,833   11,115
                                                           ------------------
Total deferred tax liabilities                              499,322  479,560
Deferred tax assets:                                       ------------------
Relating to utility property                                 69,536   67,621
Investment tax credit                                        18,838   20,902
Employee benefit plans                                       20,348   18,471
Accumulated other comprehensive loss                         34,972   36,099
Other                                                           479    1,159
                                                           ------------------
Total deferred tax assets                                   144,173  144,252
                                                           ------------------
Accumulated net deferred tax liability                      355,149  335,308
  Less: Current portion of deferred tax liability              (136)     300
                                                           ------------------
Accumulated deferred income taxes - net                    $355,285 $335,008
                                                           ==================

9. PENSION BENEFITS

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

In the 4th quarter of 2002, the non-union people who had their defined benefit pension frozen on July 8, 2001 were given a one-time, irrevocable choice to either (1) continue as an active participant in the AES defined contribution plan; or (2) return to the Defined Benefit Pension Plan as an active participant, and return to the Thrift Plan as an active participant. Most of them chose to return as active participants to the Defined Benefit Pension Plan and the Thrift Plan.

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

The following tables present information relating to the Defined Benefit Pension Plan and supplemental retirement plan (the "Pension Plans"):

                                                           Pension Benefits
                                                           2004         2003
                                                        -----------  ----------
Change in benefit obligation:                                (In Thousands)
Benefit obligation at beginning Measurement Date (see     $442,947    $410,630
  below)
Service cost                                                 3,654       3,702
Interest cost                                               25,703      26,973
Actuarial loss                                                 394      27,331
Amendments (Primarily increases in pension bands)            2,089       3,334
Benefits paid                                              (29,079)    (29,023)
                                                        -----------  ----------
  Benefit obligation at ending Measurement Date            445,708     442,947
                                                        -----------  ----------
Change in plan assets:
Fair value of plan assets at beginning Measurement Date    330,373     223,869
Actual return on plan assets                                31,186      39,453
Employer contribution                                        6,148      96,074
Benefits paid                                              (29,079)    (29,023)
                                                        -----------  ----------
  Fair value of plan assets at ending Measurement Date     338,628     330,373
                                                        -----------  ----------
  Funded status                                           (107,080)   (112,574)
  Unrecognized net gain                                     80,479      88,034
  Unrecognized prior service cost                           16,823      16,282
  Unrecognized net transition asset                         (1,272)     (2,686)
                                                        -----------  ----------
  Net amount recognized                                   ($11,050)   ($10,944)
                                                        ===========  ==========

                                                            Pension Benefits
                                                     ------------------------------
                                                        2004      2003      2002
                                                     ------------------------------
                                                              (IN THOUSANDS)

Components of net periodic benefit cost
Service cost                                            $3,654    $3,702    $2,844
Interest cost                                           25,703    26,973    26,722
Expected return on plan assets                         (27,049)  (22,696)  (22,203)
Amortization of transition asset                        (1,414)   (1,414)   (1,414)
Amortization of prior service cost                       1,547     1,547       712
Recognized actuarial loss                                3,812     2,680       105
                                                     ------------------------------
Total pension cost                                       6,253    10,792     6,766
Less: amounts capitalized                                  605     1,116       830
                                                     ------------------------------
Amount charged to expense                               $5,648    $9,676    $5,936
                                                     ==============================
Weighted average assumptions as of November 30
Discount rate                                              6.0%      6.0%     6.75%
Expected return on Defined Benefit Pension Plan asset      8.0%      8.5%      8.9%
Expected return on supplemental retirement plan asset      8.0%      8.9%      8.9%

The accumulated pension benefit obligation was $445.7 million and $442.9 million at December 31, 2004 and 2003, respectively. Pension expense for the following year is determined on November 30 (the "Measurement Date") based on the market value of the Pension Plans' assets, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets. To develop the assumption for expected long-term rate of return on assets, we considered the historical returns, as well as, the future expectations of the weighted-average expected returns for each asset class based on the target asset allocation. For 2004, pension expense was determined using a discount rate of 6.00% and an assumed long-term rate of return on plan assets of 8.5%. The effect on total pension cost of a one percentage point increase and decrease in the assumed discount rate of the projected benefit obligation is ($3.3 million) and $3.9 million, respectively. The effect on total pension cost of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is ($3.2 million) and $3.2 million, respectively.

Total cash contributions to the Pension Plans were $6.1 million, $96.1 million and $15.2 million for 2004, 2003 and 2002, respectively. Depending on the timing of contributions, pending legislation, and other factors related to the funding strategy, management estimates potential cash contributions to the Pension Plans up to $25 million in 2005, but may elect not to make any contributions since none are anticipated to be required to meet IPL's minimum funding targets. This estimate is based on actuarial assumptions using a discount rate of 6.0% and an assumed long-term rate of return on plan assets of 8.0%.

The targeted investment allocations of the Pension Plans as of December 31, 2004 and 2003 were approximately 55%, 40% and 5% in equity securities, debt securities and real estate securities, respectively. The actual assets as of December 31, 2004 and 2003 were as follows (in thousands):

                                   2004       2003
                                ---------------------
Equity securities                 $215,281  $189,471
Debt securities                    104,073   116,447
Real estate securities              13,147    17,395
Cash                                12,224    14,150
                                ---------------------
Total assets                      $344,725  $337,463
                                =====================

      Benefit payments made from the Defined Benefit Pension Plan for the years ended December 31, 2004 and 2003 were $29.1 million and $29.0 million, respectively.
Projected benefit payments are as follows:

             Year                   Amount
                                (IN THOUSANDS)
2005                                29,027
2006                                28,826
2007                                28,695
2008                                28,576
2009                                28,640
2010 through 2014 (in total)       148,785

Voluntary Early Retirement Programs (the "VERPS"): In conjunction with the AES Acquisition, IPL implemented three VERPS which offered eligible employees enhanced retirement benefits upon early retirement. Participation in the VERPS was accepted by 551 qualified employees, who elected actual retirement dates between March 1, 2001, and August 1, 2004. Additionally, we currently intend to provide postretirement medical and life insurance benefits to the retirees in the first VERP (400 participants) until age 55; at which time they will be eligible to receive similar benefits from the independent Voluntary Employees Beneficiary Association Trust (the "VEBA Trust"). IPL reserves the right to modify or terminate any of the postretirement health care and life insurance benefits provided by IPL.

On December 23, 2002, IPL executed an agreement with the administrator of the VEBA Trust to provide postretirement medical and life insurance benefits to the retirees in the second and third VERPS (151 participants) from their retirement until age 62, subject to IPL's right to modify or terminate such benefits in the future. The additional cost is estimated to be $7.5 million to be amortized over 8 years. When those retirees reach age 62, they will be eligible for benefits from the VEBA Trust.

Defined Contribution Plans: All of IPL's employees are covered by one of two defined contribution plans, The Thrift Plan or The Wealth Accumulation Plan:

The Thrift Plan. Most employees of IPL are covered by the Thrift Plan, which is a defined contribution plan sponsored by IPL. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 4% of the participant's base compensation, except for employees hired after October 20, 2000 who are members of the clerical-technical unit of the International Brotherhood of Electrical Workers union, who are not eligible for postretirement health care benefits, whose contributions are matched up to 5% of their base compensation. Employer contributions to the Thrift Plan were $2.4 million, $2.1 million and $1.2 million for 2004, 2003 and 2002, respectively.

The Wealth Accumulation Plan. IPL's employees not covered by the Thrift Plan are covered by The AES Corporation Profit Sharing and Stock Ownership Plan, which is a defined contribution plan sponsored by AES. Participants elect to make contributions to the AES defined contribution plan based on a percentage of their taxable compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 5% of the participant's taxable compensation. In addition, the AES defined contribution plan has a profit sharing component whereby AES contributes a percentage of each employee's annual salary in the form of shares of AES common stock into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the AES defined contribution plan were $1.0 million, $23 thousand and $3.4 million for 2004, 2003 and 2002, respectively.

10. OTHER POSTRETIREMENT BENEFITS

IPL sponsors a group benefits plan which provides certain health care and life insurance benefits to active employees. IPL also provides postretirement health care benefits, through the end of its current contract, to employees in the physical unit of the International Brotherhood of Electrical Workers union who meet existing minimum retirement requirements and were hired after October 20, 2000. In addition, non-union employees of IPL who meet existing minimum retirement requirements and were hired from October 21, 2000 through September 1, 2003, are eligible to receive postretirement health care benefits.

Prior to October 20, 2000, the IPL group benefits plan also provided certain health care and life insurance benefits to employees who retired from active service on or after attaining age 55 and had rendered at least 10 years of service. The postretirement benefit costs of this plan were funded through the VEBA Trust. On April 30, 2001, all assets of the VEBA Trust and its obligations were formally spun-off to an independent trustee into a newly formed plan, the Voluntary Employees Beneficiary Association Plan (the "VEBA Plan") that provides postretirement medical and life benefits to retirees who retired from IPL or IPALCO before October 20, 2000. In addition, people who were employed by IPL or IPALCO on October 20, 2000, who subsequently retire from IPL or IPALCO and who meet the retirement requirements of age 55 or older and 10 or more years service are eligible for postretirement health care benefits under the VEBA Trust. The VEBA Plan is sponsored and administered by an independent Voluntary Employees Beneficiary Association Committee.

Other postretirement benefit costs for the years ended December 31, 2004, 2003 and 2002, net of amounts capitalized, were $2.3 million, $1.6 million and $0.7 million, respectively. As of December 31, 2004 and 2003 IPL had benefit obligations of $13.8 and $14.9 million, respectively.

The following tables present information relating to other postretirement benefits:

                                                           2004       2003
Other Postretirement Benefits                           ---------- ----------
                                                             (In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                   $14,901    $12,658
Service cost                                                  790        188
Interest cost                                                 826        785
Actuarial (gain) loss                                        (862)     1,317
Plan amendments                                                 -      1,685
Benefits paid                                              (1,818)    (1,732)
                                                        ---------- ----------
Benefit obligation at end of year                          13,837     14,901
                                                        ---------- ----------
Change in plan assets:
Employer contribution                                       1,818      1,732
Benefits paid                                              (1,818)    (1,732)
                                                        ---------- ----------
Fair value of plan assets at end of year                        -          -
                                                        ---------- ----------
Funded status                                             (13,837)   (14,901)
Unrecognized net gain                                          78        939
Unrecognized prior service cost                             6,960      7,903
                                                        ---------- ----------
Net amount recognized                                     ($6,799)   ($6,059)
                                                        ========== ==========

Other Postretirement Benefits                     2004    2003    2002
                                               ------------------------
Components of net periodic benefit cost:            (IN THOUSANDS)
Service cost                                      $790    $188      $-
Interest cost                                      826     785     438
Amortization of prior service cost                 942     853       -
Recognized actuarial loss                            -       -     399
                                               ------------------------
Net periodic postretirement benefit cost         2,558   1,826     837
Less: amounts capitalized                          247     189     103
                                               ------------------------
Amount charged to expense                       $2,311  $1,637    $734
                                               ========================
Discount rate as of November 30                   6.00%   6.00%   6.75%

Other postretirement benefit costs are determined using a discount rate, which is determined on November 30th of the preceding year. For measurement purposes, we assumed an annual rate of increase in the per capita cost of covered medical care benefits of 9.0% for 2005, gradually declining to 5.0% in 2009 and remaining level thereafter. In addition, we assumed an annual rate of increase in the per capita cost of covered prescription drugs of 14.0% for 2005, gradually declining to 5.0% in 2014 and remaining level thereafter. The effect of a one percentage point increase and decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs is $0.3 million and $(0.3) million, respectively. The effect of a one percentage point increase and decrease in the assumed health care cost trend rates on the accumulated postretirement benefit obligation for health care benefit costs is $1.8 million and $(1.4) million, respectively. See also, Note 2 for disclosure regarding FSP106-2, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement health care plans that provide prescription drug benefits.

Benefit payments made from the Group Benefit Plan for postretirement benefit costs the years ended December 31, 2004 and 2003 were $1.8 million and $1.7 million, respectively. Projected benefit payments are as follows:

        Year                      Amount
                              (IN THOUSANDS)
2005                                   1,826
2006                                   1,655
2007                                   1,524
2008                                   1,379
2009                                   1,121
2010 through 2014 (in total)           4,004

11. LAND SALES

In 2004, IPL sold approximately 4,000 acres of undeveloped property near Martinsville, Indiana divided between two purchasers for an aggregate price of $13.2 million. The net sale proceeds were $11.7 million and the net gain was $5.9 million. This land is presented on IPALCO's consolidated balance sheet as land held for sale at $6.6 million as of December 31, 2003. In accordance with regulatory accounting, these gains are included as a reduction of other operating expenses on IPALCO's consolidated statements of income.

12. COMMITMENTS AND CONTINGENCIES

Legal

IPALCO and certain former officers and directors of IPALCO are named as defendants in class action lawsuits under the Employment Retirement Income Security Act ("ERISA") and the Federal securities laws (see below), respectively, each filed in the U.S. District Court for the Southern District of Indiana, and each making allegations regarding matters arising from the acquisition of IPALCO by AES. The ERISA suit alleges breach of fiduciary duties with respect to shares held in IPL's 401(k) thrift plan. IPALCO filed a motion for summary judgment in the ERISA suit. While we cannot predict the outcomes, we do not believe that the suits will have a material adverse effect on IPALCO's consolidated financial statements.

In September 2002, IPALCO and certain of its former officers and directors were sued in the U.S. District Court for the Southern District of Indiana in connection with IPALCO's acquisition by AES. That suit was consolidated with other actions in that court with the result that the only remaining IPALCO defendants are three former officers who were insured under IPALCO's liability insurance policies. The lawsuit was filed on behalf of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock. The complaint alleged violations of Section 11 of the Securities Act; Sections 10(b), 14(a) and 20(a) of the Exchange Act and Rules 10b-5 and 14a-9. On November 17, 2004, the court entered an order dismissing the claims against the former IPALCO officers but that order will not be final until the balance of the case is resolved.

Since May 2003, IPALCO, IPL, AES and certain former directors and officers of IPALCO and/or IPL received subpoenas from the Securities Division of the Indiana Secretary of State seeking information related to the acquisition of IPALCO by AES. IPALCO, IPL, AES and the individuals have produced various materials in response to the subpoenas and otherwise cooperated fully with the Secretary of State in connection with the inquiry. Since August 11, 2004, they have received no further inquiries or other communications from the Secretary of State concerning the matter. While we can not predict the outcome, we do not expect this matter to have a material adverse effect on IPALCO's consolidated financial statements.

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

Many years ago, IPL obtained, through purchases from several owners, a substantial tract of land as a potential site for a future power plant. IPL later determined it no longer intended to build a power plant on that land and sold it in 2004. In September 2004, a former owner of a parcel included within IPL's land sued IPL in Morgan County Superior Court in a purported class action to force IPL to pay any profit on the sale to the various former owners, as well as profits received from ground leases and timber sales. The plaintiff contended, in essence, that IPL obtained the various parcels through eminent domain or the threat of eminent domain and alleged violations of Indiana's eminent domain statute, conversion and unjust enrichment. IPL believes the suit is without merit. At this time discovery has not yet begun and the court has not certified a class. While we cannot predict the outcome, we do not expect the matter will have a material adverse effect on IPALCO's consolidated financial statements.

As of December 31, 2004, IPL is a defendant in approximately 113 pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance coverage for many of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged. Although we do not believe that any of the pending asbestos suits in which IPL is a named defendant will have a material adverse effect on IPALCO's business or operations, we are unable to predict the number or effect any additional suits may have. Accordingly, we cannot assure that the pending or any additional suits will not have a material adverse effect on IPALCO's consolidated financial statements.

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

On December 17, 2004, EPA signed a final rule designating Marion and Morgan Counties, and a portion of Pike County, as nonattainment for the fine particulate matter ambient air quality standard, effective April 5, 2005. The non attainment designation for both ozone and particulate matter will legally require the state of Indiana to modify its SIP by 2008. The SIP will detail how the state will regain its compliance status. The potential impact these new EPA designations may have on our generating stations is unclear at this time.

Multipollutant Plan filing. On November 30, 2004, in response to a petition filed by IPL, the IURC issued an Order approving up to $182 million of capital expenditures to install pollution control technology at two of IPL's power plants. These capital expenditures are projected to address required sulfur dioxide and mercury emissions reductions from our power plants and to reduce fine particulate pollution in the atmosphere. The Order also approves ratemaking treatment for such expenditures, including a return on the investment and recovery of depreciation expenses and operation and maintenance expenses associated with these projects. The Order also granted IPL the authority to add the approved return on its environmental projects to IPL's authorized annual jurisdictional net operating income in subsequent fuel adjustment charge proceedings.

NOx SIP Call. In October 1998, the EPA issued a final rule, referred to as the NOx SIP call, which imposes more stringent limits on NOx emissions from fossil fuel-fired steam electric generators. Through December 31, 2004, IPL spent approximately $185 million on NOx emissions reduction projects. Further expenditures are estimated to be approximately $27 million in 2005 to substantially meet the required NOx SIP Call reductions.

In November 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of CCT to allow IPL to meet the NOx emission limits imposed pursuant to the EPA's NOx SIP call. The CCT constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and the IURC has approved ratemaking treatment applicable to such property through the ECCRA. The ratemaking treatment provided for in the IURC Order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expenses and operation and maintenance expenses associated with these projects. Such costs are deferred as regulatory assets on IPALCO's balance sheets. The ratemaking treatment also provides for recovery of expenditures related to the purchase of NOx emission allowances, should such expenditures be made to supplement IPL's CCT construction projects. IPL may add the approved return on its CCT projects to its authorized annual jurisdictional net operating income in subsequent fuel adjustment charge proceedings. The increase in the amount of rate revenues and authorized net operating income resulting from IPL's CCT plan will be determined in periodic filings to the IURC to be made at intervals of no more often than every 6 months and will depend on the amount of cumulative investment, depreciation expenses, operation and maintenance expenses and actual NOx emission allowance purchases at the time of each of the filings. IPL's ECCRA filings have collectively added $6.7 million to IPL's authorized annual jurisdictional net operating income through December 31, 2004.

Guarantees

As of December 31, 2004, Mid-America had a commitment to invest additional capital of up to $3.0 million in EnerTech. IPALCO has guaranteed the prompt payment of this commitment when it may become due pursuant to the terms of the partnership agreement between Mid-America and EnerTech. As required by GAAP, there is no liability on the accompanying balance sheets for the commitment or the guarantee.

In connection with the sale of the Cleveland Energy Resources assets, Cleveland Thermal Energy Corporation and Cleveland District Cooling Corporation, both of which are subsidiaries of Mid-America, agreed to indemnify the buyer on an after-tax basis from and against all losses arising out of: any liabilities excluded from the sale; and certain litigation and environmental matters existing at the closing date, November 2, 2000. IPALCO guaranteed this indemnification up to $14.6 million. The indemnification and IPALCO's guarantee only apply to claims brought on or before November 2, 2004. Claims against this indemnification are not expected to be material to IPALCO.

Lease Commitments

IPL has capital leases expiring at various dates through 2010. Total Utility Plant includes fixed assets under capital lease, net of accumulated depreciation, totaling $4.0 million at December 31, 2004. The interest component of capital leases as of December 31, 2004 is $0.2 million and the net present value of future minimum lease payments is $4.2 million. The current portion of this liability is recorded in other current liabilities and the noncurrent portion is recorded in miscellaneous on IPALCO's consolidated balance sheets. IPL also has operating leases expiring at various dates through 2009. Rental expense for 2004 and 2003 was $1.0 million and $0.6 million, respectively. The following table shows fixed future minimum lease payments as of December 31, 2004 for all capital leases and for operating leases with remaining noncancelable lease terms in excess of one year (in thousands):

                   2005   2006   2007   2008   2009  Thereafter  Total
Operating Leases    $866   $800   $662   $649   $129          -  $3,106
Capital Leases      $997   $983   $978   $795   $515       $247  $4,515

13. RELATED PARTY TRANSACTIONS

Effective September 1, 2003, IPALCO and IPL entered into a property insurance program in which AES and other AES subsidiaries also participate. The program includes a policy issued by a third party insurance company for funding losses of the participants up to a total aggregate amount of $20 million. Funds to pay claims within this limit will be derived from premiums paid to this third party carrier by the participants and will be deposited into a trust fund owned by AES Global Insurance Company, a wholly-owned subsidiary of AES, but controlled by the third party carrier. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence. We believe that the combined cost of these policies is less than comparable insurance in the marketplace. The cost of coverage under this program, which began September 1, 2003, was approximately $3.0 million and $1.0 million in 2004 and 2003, respectively.

In June 2004, IPL entered into an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits, in which AES and other AES subsidiaries also participate. Health and Welfare Benefit Plans LLC will administer the financial aspects of the group insurance program, receive all premium payments from the participating affiliates, and make all vendor payments. Health insurance costs have risen significantly during the last few years. We believe that, though our insurance costs will likely continue to rise, cost savings can be realized through participation in this group benefits program with AES. During 2004, IPL paid $7.3 million for six months coverage under this program beginning August 1, 2004.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income.

14. SEGMENT INFORMATION

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

The following tables provide information about Enterprises' business segments (in millions):

                                          2004                        2003                        2002
                               --------------------------- --------------------------- ---------------------------
                                         All (1)                     All (1)                     All (1)
                               Electric   Other    Total   Electric   Other    Total   Electric   Other    Total
                               --------------------------- --------------------------- ---------------------------
Operating revenues                 $885        0     $885      $838        0     $838      $823        0     $823
Depreciation and amortization       125        0      125       120        0      120       118        0      118
Income taxes                         95      (27)      68        96      (25)      71       108      (25)      83
Net income                          168      (43)     125       146      (43)     103       166      (41)     125
Property - net of depreciation    2,143        1    2,144     2,096        2    2,098     2,028        1    2,029
Capital expenditures                147        0      147       157        0      157        95        0       95

(1) The All Other segment includes $0.2 million, $0.7 million and $2.2 million of writedowns in Mid-America's investment in EnerTech in 2004, 2003 and 2002, respectively and a $0.8 million loss realized in 2003 on the sale of 1/3 of Enterprises' ownership interests in EnerTech.

15. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2004, and 2003, by quarter, are as follows (in thousands):

                                                       2004 (1)
                           ------------------------------------------------------------
                              March 31        June 30     September 30    December 31
                           ------------------------------------------------------------
Utility operating revenue        $215,356       $214,538       $230,229       $225,350
Utility operating income           53,280         49,144         53,957         57,953
Net income                         33,206         25,923         30,995         34,870

                                                       2003
                           ------------------------------------------------------------
                              March 31        June 30     September 30    December 31
                           ------------------------------------------------------------
Utility operating revenue        $224,544       $188,317       $221,393       $203,911
Utility operating income           53,472         34,648         51,315         47,148
Net income                         33,971         15,237         30,813         23,244
(1)  Utility operating income and net income in the fourth quarter of 2004 include the reversal of previously expensed tax amounts of $5.7 million.

The quarterly figures reflect seasonal and weather-related fluctuations that are normal to IPL's operations.

************

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of Indianapolis Power & Light Company:
Indianapolis, Indiana

We have audited the accompanying balance sheets of Indianapolis Power & Light Company (the "Company") as of December 31, 2004 and 2003, and the related statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Indianapolis Power & Light Company as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Indianapolis, Indiana
March 23, 2005

INDIANAPOLIS POWER & LIGHT COMPANY
Statements of Income
For the Years Ended December 31, 2004, 2003 and 2002

(In Thousands)                                                      2004       2003       2002
                                                                  ---------  ---------  ---------
OPERATING REVENUES                                                $885,473   $838,165   $823,078

OPERATING EXPENSES:
  Operation:
    Fuel                                                           191,786    178,402    173,028
    Other                                                          130,458    127,839    114,424
  Power purchased                                                   15,172     16,942     18,002
  Maintenance                                                       78,105     84,153     62,065
  Depreciation and amortization                                    125,011    119,595    117,985
  Taxes other than income taxes                                     34,563     27,857     30,596
  Income taxes - net                                                96,044     96,794    106,392
                                                                  ---------  ---------  ---------
    Total operating expenses                                       671,139    651,582    622,492
                                                                  ---------  ---------  ---------
OPERATING INCOME                                                   214,334    186,583    200,586
                                                                  ---------  ---------  ---------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                1,829      4,351      3,927
  Gain (loss) on sales of assets - net                                 852         12      4,798
  Miscellaneous income and (deductions) - net                          (56)    (1,823)      (590)
  Income (taxes) benefit applicable to nonoperating income             905        345     (1,323)
                                                                  ---------  ---------  ---------
    Total other income and (deductions) - net                        3,530      2,885      6,812
                                                                  ---------  ---------  ---------
INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                        49,314     43,126     40,334
  Other interest                                                       589        654        493
  Allowance for borrowed funds used during construction             (1,940)    (2,188)    (1,811)
  Amortization of redemption premium and expense on debt - net       1,587      1,992      1,895
                                                                  ---------  ---------  ---------
    Total interest and other charges - net                          49,550     43,584     40,911
                                                                  ---------  ---------  ---------
NET INCOME                                                         168,314    145,884    166,487

PREFERRED DIVIDEND REQUIREMENTS                                      3,213      3,213      3,213
                                                                  ---------  ---------  ---------
INCOME APPLICABLE TO COMMON STOCK                                 $165,101   $142,671   $163,274
                                                                  =========  =========  =========

  See notes to financial statements

INDIANAPOLIS POWER & LIGHT COMPANY
Balance Sheets
As of December 31, 2004 and 2003

(In Thousands)

                             ASSETS                                  2004         2003
UTILITY PLANT:                                                    -----------  -----------
  Utility plant in service                                        $3,421,828   $3,205,454
  Less accumulated depreciation                                    1,356,364    1,277,373
                                                                  -----------  -----------
      Utility plant in service - net                               2,065,464    1,928,081
                                                                  -----------  -----------
  Construction work in progress                                       76,303      160,774
  Land held for sale                                                       -        6,623
  Property held for future use                                         1,085        1,085
                                                                  -----------  -----------
      Utility plant - net                                          2,142,852    2,096,563
                                                                  -----------  -----------
OTHER ASSETS:
  At cost, less accumulated depreciation                               2,172        3,125
                                                                  -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents                                           13,388       11,505
  Accounts receivable and unbilled revenue (less allowance
    for doubtful accounts of $2,123 and $1,639 respectively)          55,922       44,074
  Receivable due from Parent                                             247          819
  Fuel - at average cost                                              22,392       29,803
  Materials and supplies - at average cost                            48,929       47,062
  Net income tax refunds receivable                                    2,537        9,356
  Prepayments and other current assets                                 4,377        4,574
                                                                  -----------  -----------
      Total current assets                                           147,792      147,193
                                                                  -----------  -----------
DEFERRED DEBITS:
  Regulatory assets                                                  132,042      110,061
  Miscellaneous                                                       25,841       22,465
                                                                  -----------  -----------
      Total deferred debits                                          157,883      132,526
                                                                  -----------  -----------
              TOTAL                                               $2,450,699   $2,379,407
                                                                  ===========  ===========
                 CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                    $324,537     $324,537
    Premium on 4% cumulative preferred stock                           2,642        2,642
    Paid in capital                                                      791          104
    Retained earnings                                                357,366      349,915
    Accumulated other comprehensive loss                             (51,326)     (58,418)
                                                                  -----------  -----------
      Total common shareholder's equity                              634,010      618,780
                                                                  -----------  -----------
  Cumulative preferred stock                                          59,135       59,135
  Long-term debt                                                     752,064      732,011
                                                                  -----------  -----------
      Total capitalization                                         1,445,209    1,409,926
                                                                  -----------  -----------
CURRENT LIABILITIES:
  Accounts payable                                                    39,310       49,074
  Accrued expenses                                                    19,115       19,651
  Dividends payable                                                        -          805
  Accrued real estate and personal property taxes                     15,837       14,659
  Accrued income and other taxes                                      11,018        3,873
  Accrued interest                                                    19,689       17,580
  Customer deposits                                                   11,706       10,428
  Other current liabilities                                            1,042        1,746
                                                                  -----------  -----------
      Total current liabilities                                      117,717      117,816
                                                                  -----------  -----------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                            354,400      335,162
  Regulatory liabilities and other removal costs                     382,559      361,221
  Unamortized investment tax credit                                   25,464       28,173
  Accrued postretirement benefits                                      6,799        6,059
  Accrued pension benefits                                           107,080      112,574
  Miscellaneous                                                       11,471        8,476
                                                                  -----------  -----------
      Total deferred credits and other long-term liabilities         887,773      851,665
                                                                  -----------  -----------
COMMITMENTS AND CONTINGENCIES (Note 12)

              TOTAL                                               $2,450,699   $2,379,407
                                                                  ===========  ===========

See notes to financial statements

INDIANAPOLIS POWER & LIGHT COMPANY
Statements of Cash Flows
For the Years Ended December 31, 2004, 2003 and  2002

(In Thousands)
                                                                           2004       2003       2002
CASH FLOWS FROM OPERATIONS:                                             ---------- ---------- ----------
  Net income                                                             $168,314   $145,884   $166,487
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                         124,031    117,394    118,100
    Amortization of regulatory assets                                       2,590      2,298      2,765
    Deferred income taxes and investment tax credit adjustments - net      (3,171)    29,044     20,311
    Gain on sale of land held for sale                                     (5,924)         -          -
    Gain on sales of assets - net                                            (852)       (12)    (4,798)
    Loss on investments                                                         -        845          -
    Allowance for funds used during construction                           (3,769)    (6,539)    (5,738)
  Change in certain assets and liabilities:
    Accounts receivable                                                   (11,848)    (3,339)     7,578
    Fuel, materials and supplies                                            5,544     (6,962)     7,448
    Net income taxes receivable or payable                                 17,836     (4,967)     3,734
    Accounts payable and accrued expenses                                 (10,300)    19,307    (16,423)
    Accrued real estate and other taxes                                    (2,695)   (11,539)     4,798
    Pension benefits                                                         (405)   (82,937)    13,180
    Other - net                                                               694      6,166    (10,646)
                                                                        ---------- ---------- ----------
Net cash provided by operating activities                                 280,045    204,643    306,796
                                                                        ---------- ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (146,785)  (156,855)  (137,196)
  Proceeds from the sales of assets                                        14,309         12      9,860
  Other                                                                    (2,936)    (5,383)    (2,151)
                                                                        ---------- ---------- ----------
Net cash used in investing activities                                    (135,412)  (162,226)  (129,487)
                                                                        ---------- ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                                     98,917    108,930          -
  Retirement of long-term debt                                            (80,000)         -          -
  Dividends on common stock                                              (157,650)  (161,706)  (157,407)
  Dividends on preferred stock                                             (4,017)    (3,213)    (3,213)
  Other                                                                         -          -       (816)
                                                                        ---------- ---------- ----------
Net cash used in financing activities                                    (142,750)   (55,989)  (161,436)
                                                                        ---------- ---------- ----------
Net change used in cash and cash equivalents                                1,883    (13,572)    15,873
Cash and cash equivalents at beginning of year                             11,505     25,077      9,204
                                                                        ---------- ---------- ----------
Cash and cash equivalents at end of year                                  $13,388    $11,505    $25,077
                                                                        ========== ========== ==========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                                  $45,854    $38,653    $38,911
                                                                        ========== ========== ==========
    Income taxes                                                          $85,897    $76,317    $60,079
                                                                        ========== ========== ==========

See notes to financial statements

INDIANAPOLIS POWER & LIGHT COMPANY
Statements of Common Shareholder's Equity
For the Years Ended December 31, 2004, 2003 and 2002

(In Thousands)
                                                        Premium
                                                        and Net                          Accumulated
                                                        Gain on                             Other
                                              Common   Preferred   Paid in    Retained   Comprehensive
                                               Stock     Stock     Capital    Earnings       Loss         Total
                                             --------- ---------- ---------- ----------- -------------  ----------
Balance at Janaury 1, 2002                   $324,537     $2,642        $--    $363,083       (11,469)   $678,793
                                             --------- ---------- ---------- ----------- -------------  ----------
 Cash dividends declared:
  Common stock                                                                 (157,407)                 (157,407)
  Cumulative preferred stock                                                     (3,213)                   (3,213)
 Comprehensive Income (Loss):
  Net income                                                                    166,487                   166,487
  Minimum pension liability adjustment, net
   of income taxes of $23,247                                                                 (38,050)    (38,050)
  Adjust financial instruments to fair market
   value, net of income taxes of $1,895                                                        (3,100)     (3,100)
                                             --------- ---------- ---------- ----------- -------------  ----------
 Total Comprehensive Income (Loss)                  -          -          -     166,487       (41,150)    125,337
                                             --------- ---------- ---------- ----------- -------------  ----------
Balance at December 31, 2002                 $324,537     $2,642        $--    $368,950      ($52,619)   $643,510
                                             --------- ---------- ---------- ----------- -------------  ----------
 Cash dividends declared:
  Common stock                                                                 (161,706)                 (161,706)
  Cumulative preferred stock                                                     (3,213)                   (3,213)
 Contributions from AES                                                 104                                   104
 Comprehensive Income (Loss):
  Net income                                                                    145,884                   145,884
  Minimum pension liability adjustment, net
   of income taxes of $3,772                                                                   (5,536)     (5,536)
  Adjust financial instruments to fair market
   value, net of income taxes of $179                                                            (263)       (263)
                                             --------- ---------- ---------- ----------- -------------  ----------
 Total Comprehensive Income (Loss)                  -          -          -     145,884        (5,799)    140,085
                                             --------- ---------- ---------- ----------- -------------  ----------
Balance at December 31, 2003                 $324,537     $2,642       $104    $349,915      ($58,418)   $618,780
                                             --------- ---------- ---------- ----------- -------------  ----------
 Cash dividends declared:
  Common stock                                                                 (157,650)                 (157,650)
  Cumulative preferred stock                                                     (3,213)                   (3,213)
 Contributions from AES                                                 687                                   687
 Comprehensive Income:
  Net income                                                                    168,314                   168,314
  Minimum pension liability adjustment, net
   of income taxes of $(512)                                                                    5,630       5,630
  Adjust financial instruments to fair market
   value, net of income taxes of $(615)                                                         1,462       1,462
                                             --------- ---------- ---------- ----------- -------------  ----------
 Total Comprehensive Income                         -          -          -     168,314         7,092     175,406
                                             --------- ---------- ---------- ----------- -------------  ----------
Balance at December 31, 2004                 $324,537     $2,642       $791    $357,366      ($51,326)   $634,010
                                             ========= ========== ========== =========== =============  ==========
See notes to financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY

Notes to Financial Statements

For the Years Ended December 31, 2004, 2003 and 2002

1. ORGANIZATION

Indianapolis Power & Light Company ("IPL") was incorporated under the laws of the state of Indiana. All of the outstanding common stock of IPL is owned by IPALCO Enterprises, Inc. ("IPALCO"). IPALCO is a wholly-owned subsidiary of The AES Corporation ("AES"). IPALCO was acquired by AES in March 2001 (the "AES Acquisition"). IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 460,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited combustion turbine that are all used for generating electricity. IPL's net electric generation capability for winter is 3,370 megawatts and net summer capability is 3,252 megawatts.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Regulation: The retail utility operations of IPL are subject to the jurisdiction of the Indiana Utility Regulatory Commission (the "IURC"). IPL's wholesale power transactions are subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC"). These agencies regulate IPL's utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), including the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," which gives recognition to the ratemaking and accounting practices of these agencies.

Revenues: Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. This unbilled revenue is estimated each month based on daily generation volumes, estimated customer usage by class, weather factors, line losses and applicable customer rates based on regression analyses reflecting significant historical trends and experience. Customer accounts receivable at December 31, 2004 include unbilled energy revenues of $36.2 million on a base of annual revenue of $885.5 million.

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

IPL is generally allowed to recover, through its fuel adjustment charge, the fuel portion of purchased power costs incurred to meet jurisdictional retail load. Purchased power costs below an established benchmark are presumed to be fuel costs. Under a settlement agreement approved by the IURC, which expires March 31, 2005, the benchmark for IPL is established at $77.50 per MWh. The settlement also generally provides for recovery of 85% of power purchased up to $700/MWh to replace capacity losses for certain full forced outages and environmental derates for power purchases up to the first 11% of IPL's total rated summer capacity in any hour and full recovery for power purchases exceeding 11% of IPL's total rated summer capacity in any hour. IPL has a new settlement agreement pending at the IURC which would continue the recovery mechanism and establish a prospective benchmark each month related to the forward price for oil or natural gas.

In 1998, the IURC approved a plan (the "Elect Plan") that allows IPL to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service plans. As of December 31, 2004, approximately 1% of IPL's retail customers were included in the Elect Plan. Customers who do not choose one of the Elect Plan options receive electric service under existing tariffs. IPL's authority to offer these options will expire on December 31, 2006, unless a subsequent plan is approved by the IURC. Under the Elect Plan, eligible IPL customers may enter into written contracts for (i) Fixed Rate— Pay a guaranteed fixed rate per unit of consumption for one or more years (ii) Green Power— Purchase environmentally friendly or "green" power or (iii) Sure Bill— Pay the same bill each month for 12 months, regardless of how much electricity is used.

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

On November 14, 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of clean coal technology ("CCT") to allow IPL to meet the nitrogen oxide ("NOx") emission limits imposed pursuant to the U.S. Environmental Protection Agency's ("EPA") NOx State Implementation Plan ("SIP") call. The CCT constitutes qualified pollution control property as defined in Ind. Code section 8-1- 2-6.6 and the IURC has approved ratemaking treatment applicable to such property through an Environmental Compliance Cost Recovery Adjustment ("ECCRA"). The ratemaking treatment provided for in the IURC Order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expenses and operation and maintenance expenses associated with these projects. Such costs are deferred as regulatory assets on IPL's balance sheets (see Note 5).

Authorized Annual Jurisdictional Net Operating Income: Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual jurisdictional net operating income and cannot be offset by applicable cumulative net operating income deficiencies. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be one-fourth of the excess annual jurisdictional net operating income grossed up for federal and state taxes.

IPL's authorized annual jurisdictional net operating income, for purposes of quarterly operating income tests, is $163 million, as established in IPL's last base rate case, plus additional returns authorized in the ECCRA filings of $6.7 million as of December 31, 2004. During the four quarterly measurement dates in 2004, the IURC found that IPL's rolling annual jurisdictional retail electric operating income was less than the authorized annual jurisdictional net operating income. During the four quarterly measurement dates in 2003, the IURC found that IPL's rolling annual jurisdictional retail electric operating income was greater than the authorized annual jurisdictional net operating income by $13.5 million and $1.8 million at January and April, respectively, and was less than the authorized annual jurisdictional net operating income at July and October of 2003. Because IPL has a cumulative net operating income deficiency, we were not required to make customer refunds for any of these periods. As of IPL's quarterly measurement date on October 31, 2004, IPL had a cumulative net operating income deficiency of $748.7 million. The deficiency is calculated by summing the quarterly measurement period annual results from the date of the last rate Order. Because of the deficiency, IPL can, for a period of time, earn above the authorized annual electric jurisdictional retail net operating income without being required to make customer refunds.

The IURC approved the use of CCT which constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and ratemaking treatment through the ECCRA that allows IPL to meet the NOx emission limits imposed pursuant to the EPA's NOx SIP Call. A return on the investment in IPL's CCT investments is included in the ratemaking treatment. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC for purposes of annual operating income test requirements in subsequent fuel adjustment charge proceedings. The additional amount of return will be dependent on the cumulative amount of CCT investment that has been made at the time IPL files with the IURC for ratemaking treatment on such CCT investment. Such filings are made at intervals of no more often than every 6 months.

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

Concentrations of Risk: Substantially all of IPL's customers are located within the Indianapolis area. In addition, approximately 68% of IPL's employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL's current contracts with the physical unit and the clerical-technical units expire on December 19, 2005 and February 19, 2007, respectively.

Allowance For Funds Used During Construction: In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 8.8%, 9.5% and 9.4% during 2004, 2003 and 2002, respectively.

Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items that are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.7% during 2004, 3.6% during 2003 and 3.7% during 2002.

Off-Balance Sheet Arrangements: IPL formed IPL Funding Corporation ("IPL Funding") in 1996 to purchase, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL in exchange for a note payable. IPL Funding is not consolidated by IPL or IPALCO since it meets requirements set forth in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to be considered a qualified special-purpose entity. IPL Funding has entered into a purchase facility with unrelated parties (the "Purchasers") pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million of the receivables purchased from IPL. During 2004, this agreement was extended through October 26, 2005. As of December 31, 2004 and 2003, the aggregate amount of receivables IPL has sold to IPL Funding and IPL Funding has sold to the Purchasers pursuant to this purchase facility was $50.0 million. Accounts receivable on the accompanying balance sheets of IPL are stated net of the $50 million sold.

The net cash flows between IPL and IPL Funding are limited to cash payments made by IPL to IPL Funding for interest charges and processing fees. These payments totaled approximately $1.1 million, $1.0 million and $1.1 million for the years ended December 31, 2004, 2003 and 2002, respectively. IPL retains servicing responsibilities through its role as a collection agent for the amounts due on the purchased receivables. IPL and IPL Funding provide certain indemnities to the Purchasers, including indemnification in the event that there is a breach of representations and warranties made with respect to the purchased receivables. IPL Funding and IPL each have agreed to indemnify the Purchasers on an after-tax basis for any and all damages, losses, claims, liabilities, penalties, taxes, costs and expenses at any time imposed on or incurred by the indemnified parties arising out of or otherwise relating to the purchase facility, subject to certain limitations as defined in the purchase facility. The transfers of receivables to IPL Funding are recorded as sales however no gain or loss is recorded on the sale.

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

Derivatives: IPL has only limited involvement with derivative financial instruments and does not use them for trading purposes. IPL accounts for its derivatives in accordance with SFAS No. 133 "Accounting for Derivatives", as amended. IPL has one interest rate swap agreement, which it entered into as a means of managing the interest rate exposure on its variable- rate debt. Management has formally designated the swap as a hedge. IPL's balance sheets reflect the current fair market value of this hedge and IPL records the change in its fair value in accumulated other comprehensive loss. Management relies on financial institutions, which use standard market conventions to determine the fair value of its hedges. All methods of assessing fair value result in a general approximation of value and such value may never be realized.

Income Taxes: Deferred taxes are provided for all significant temporary differences between book and taxable income. The effects of income taxes are measured based on enacted laws and rates. Such differences include the use of accelerated depreciation methods for tax purposes, the use of different book and tax depreciable lives, rates and in-service dates and the accelerated tax amortization of pollution control facilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting basis of assets and liabilities. Those income taxes payable which are includable in allowable costs for ratemaking purposes in future years are recorded as regulatory assets with a corresponding deferred tax liability. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment. Contingent liabilities related to income taxes are recorded when the criteria for loss recognition under SFAS No. 5, "Accounting for Contingencies," as amended, have been met.

Cash and Cash Equivalents: IPL considers all highly liquid investments purchased with original maturities of 90 days or less to be cash equivalents.

Long Term Compensation Plan: During 2004, most of IPL's non-union employees received benefits under the AES Long Term Compensation Plan, a deferred compensation program. Benefits under this plan are granted in the form of performance units payable in cash, AES restricted stock units and options to purchase shares of AES common stock. All three of such components granted to non- union employees of IPL vest in thirds over a three-year period and the terms of the AES restricted stock units also include a five-year minimum holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2004 was $1.5 million and was included in Other Operating Expenses on IPL's statements of income. The value of these benefits is being amortized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPL's balance sheets in accordance with SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure - An Amendment of FASB Statement No. 123."

New Accounting Pronouncements: In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 addresses consolidation by business enterprises of variable interest entities ("VIE") and significantly changes the consolidation requirements for those entities. FIN 46 is intended to achieve more consistent application of consolidation policies related to VIE's and thus improve comparability between enterprises engaged in similar activities when those activities are conducted through VIE's. In December 2003, the FASB issued a revision to the original Interpretation ("FIN 46-R") to codify both the proposed modifications and other decisions previously issued through certain FASB Staff Positions into one document. FIN 46-R currently applies to VIE's created after January 31, 2003, and to VIE's in which an enterprise obtains an interest after that date. For entities created prior to January 31, 2003, FIN 46 had to be adopted no later than the end of the first interim or annual reporting period ending after March 15, 2004. The application of FIN 46 and FIN 46-R did not have any impact on IPL's financial statements as IPL has not obtained any interest in a VIE since January 31, 2003 nor is it the primary beneficiary in any VIE.

In May 2004, the FASB issued FASB Staff Position ("FSP") 106-2, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement health care plans that provide prescription drug benefits. The effects of the FSP 106-2, which were not material, were incorporated into the November 30, 2004 measurement of plan obligations, as required.

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

Per Share Data: IPL is a wholly-owned subsidiary of IPALCO and does not report earnings on a per-share basis.

Reclassifications: Certain amounts from prior years' financial statements have been reclassified to conform to the current year presentation.

3. UTILITY PLANT IN SERVICE

The original cost of utility plant in service at December 31, segregated by functional classifications, follows:

                                                        2004        2003
                                                     ----------- -----------
                                                          (IN THOUSANDS)
Production                                           $2,059,490  $1,881,449
Transmission                                            257,118     256,046
Distribution                                            939,178     904,607
General                                                 166,042     163,352
                                                     ----------- -----------
Total Utility Plant in Service                       $3,421,828  $3,205,454
                                                     =========== ===========

Substantially all of IPL's property is subject to a $692.7 million direct first mortgage lien, as of December 31, 2004, securing IPL's first mortgage bonds. Total utility plant in service includes $4.0 and $1.2 million of property under capital leases as of December 31, 2004 and 2003, respectively. Total non-legal removal costs at December 31, 2004 and 2003 were $382.6 million and $361.2 million, respectively.

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

Cash and Cash Equivalents: The book value approximates fair value due to the short maturity of these instruments.

Long-Term Debt and Cumulative Preferred Stock: The fair value of IPL's outstanding fixed rate debt and cumulative preferred stock have been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 2004 and 2003, the approximate fair value of IPL's long-term debt was $788 million and $763 million, respectively. The fair value of IPL's variable-rate debt outstanding at December 31, 2004 and 2003 approximates its face amount, which is $40 million. The fair value of IPL's interest rate swap agreement at December 31, 2004 and 2003 is approximately $(7.1) million and $(7.3) million, respectively. These amounts estimate what IPL would have to pay to sell its position in the swap. In addition, on December 31, 2003, IPL was party to an interest rate lock agreement to hedge the interest rate risk on $100 million of first mortgage bonds IPL issued in January 2004. The agreement had a fair value of approximately $(1.9) million at December 31, 2003 and IPL settled it in January of 2004 for $(1.7) million. The fair value of IPL's cumulative preferred stock approximates its book value as IPL is subject to regulation and gains and losses may be included in rates.

5. REGULATORY ASSETS

The amounts of regulatory assets (see also Note 2) at December 31 are as follows:

                                                        2004        2003
                                                     ----------- -----------
                                                         (IN THOUSANDS)
Related to deferred taxes                               $81,505     $61,804
Unamortized reacquisition premium on debt                15,463      16,640
Unamortized Petersburg unit 4 carrying charges and
  certain other costs                                    22,847      23,901
Deferred Midwest ISO costs                                7,791       4,825
NOx Project Expenses                                      4,214       2,458
Other                                                       222         433
                                                     ----------- -----------
Total regulatory assets                                $132,042    $110,061
                                                     =========== ===========

Included in prepayments and other current assets at December 31, 2004 and 2003 are deferred fuel costs of $8.4 thousand and $2.5 million, respectively.

6. CAPITAL STOCK

All of the outstanding common stock of IPL is owned by IPALCO. IPL's common stock is pledged under IPALCO's $750 million senior secured notes. There have been no changes in the capital stock of IPL during the periods covered by this report.

Dividend Restrictions: Restrictions on the payment of cash dividends or other distributions of IPL common stock and on the purchase or redemption of such shares by IPL are contained in the indenture securing IPL's first mortgage bonds. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL's preferred stock have been paid or declared and set apart for payment. All of IPL's retained earnings at December 31, 2004 were free of such restrictions. IPL is also restricted in its ability to pay dividends under the terms of its credit facilities if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before income taxes to interest expense not in excess of 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .60 to 1, in order to pay dividends. IPL was in compliance with such covenants as of December 31, 2004.

In addition, on February 12, 2003 and April 16, 2003, the IURC issued Orders (collectively, the "IURC 2003 Financing Order"), approving IPL's 2003-2006 financing program, including, among other things, the issuance of up to $160 million of additional long-term debt to pay, in part, for IPL's capital expenditure program during 2003-2005, and the refinancing of up to approximately $211 million of long-term debt. To date, $130 million of additional long-term debt has since been issued and the $80 million of long-term debt due in February 2004 has been refinanced. In addition, the IURC 2003 Financing Order set forth a process whereby, prior to declaring or paying common stock dividends, IPL must file a report with the IURC which includes certain specific historical and pro forma financial information including, among other things, information relating to dividends proposed, dividends paid in the prior twelve months, capitalization and retained earnings. The IURC 2003 Financing Order states that IPL is not to pay any common stock dividends until after twenty calendar days have passed after IPL has filed its report, or after the IURC approves the common stock dividend after initiating a proceeding to explore the implications of a proposed dividend. If within twenty calendar days the IURC does not initiate a proceeding to further explore the implications of the proposed dividend, the proposed dividend will be deemed approved. The IURC 2003 Financing Order stated that such process should continue in effect during the term of the financing authority, which expires December 31, 2006.

The reports IPL has filed to date with the IURC under the dividend reporting process were all deemed approved after twenty calendar days had elapsed and the IURC did not initiate any proceedings to explore the implications of the proposed dividends. Management continues to believe that IPL will not be prevented from paying future dividends in the ordinary course of prudent business operations.

Cumulative Preferred Stock: IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2004, 2003 and 2002, total preferred stock dividends were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL's board of directors. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2004 and 2003, preferred stock consisted of the following:

                                    December 31, 2004      December 31,
                                    ---------------------- ------------------
                                        Shares      Call
                                     Outstanding   Price     2004     2003
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
                                    ==============         ==================

7. INDEBTEDNESS

Long-term Debt

Before IPL can incur additional long-term debt, it must first have the approval of the IURC. As of December 31, 2004, IPL had approval from the IURC to issue up to $30 million of additional long-term debt, primarily for the purpose of funding a portion of its planned capital expenditures. Also, IPL has restrictions on the amount of new debt it may issue due to contractual obligations of AES and financial covenant restrictions under existing debt obligations at IPL and IPALCO. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facilities, refinance existing debt, issue the remaining debt approved by the IURC and issue certain other indebtedness.

The following table presents IPL's long-term indebtedness as of December 31, 2004 and 2003:

                                                                December 31,
                                                           ---------------------
Series                         Due                           2004       2003
--------------------------------------------------------------------------------
                                                          (IN THOUSANDS)
First Mortgage Bonds:
6.05%                          February 2004                      $0    $80,000
8%                             October 2006                   58,800     58,800
7.375%                         August 2007                    80,000     80,000
6.30%                          July 2013                     110,000    110,000
6.10%*                         January 2016                   41,850     41,850
5.40%*                         August 2017                    24,650     24,650
5.75%*                         August 2021                    40,000     40,000
5.50%*                         October 2023                   30,000     30,000
7.05%                          February 2024                 100,000    100,000
6.625%*                        December 2024                  40,000     40,000
5.90%*                         December 2024                  20,000     20,000
5.95%*                         December 2029                  30,000     30,000
5.95%**                        August 2030                    17,350     17,350
6.60%                          January 2034                  100,000          -
Unamortized discount - net                                      (586)      (639)
                                                          ----------------------
Total first mortgage bonds                                   692,064    672,011
                                                          ----------------------
Unsecured Notes:
1995B*                         January 2023                   40,000     40,000
6.375%*                        November 2029                  20,000     20,000
                                                          ----------------------
Total unsecured notes                                         60,000     60,000
                                                          ----------------------
Total long-term debt                                        $752,064   $732,011
                                                          ======================

*  Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.
** Notes are issued to the Indiana Develpment Finance Authority, to secure the loan of proceeds from various tax-exempt instruments issued by the Indiana Develpment Finance
    Authority.

___________________

* Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.

** Notes are issued to the Indiana Development Finance Authority, to secure the loan of proceeds from various tax-exempt instruments issued by the Indiana Development Finance Authority.

IPL First Mortgage Bonds. The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a $692.7 million direct first mortgage lien, as of December 31, 2004. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2004.

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

Variable-Rate Debt. The IPL 1995B notes provide for an interest rate that varies with the tax-exempt weekly rate. These notes are classified as long-term liabilities because IPL maintains a $40.6 million long-term liquidity facility supporting these agreements, which was unused at December 31, 2004. In June 2003, IPL executed an agreement which combined the $40.6 million liquidity facility and its $30 million committed line of credit into one two-tranche agreement, which, as amended, matures on May 31, 2005. IPL, at its option, can change the interest rate mode for the 1995B notes to other permitted interest rate modes. The interest rate on the 1995B notes is synthetically fixed at 5.21% using a swap agreement. The interest rate swap agreement is accounted for on a settlement basis.

Debt Maturities. Maturities on indebtedness subsequent to December 31, 2004, are as follows:

         Year             Amount
                      (IN THOUSANDS)
2005                      $        -
2006                          58,800
2007                          80,000
2008                               -
2009                               -
Thereafter                   613,850
                      ---------------
Total                       $752,650
                      ===============

Lines Of Credit

IPL did not have any outstanding borrowings on its lines of credits as of December 31, 2004. In May 2004, IPL renewed its $45 million committed line of credit. The new agreement has substantially the same terms as the previous agreement and matures May 19, 2005. In June 2004, IPL amended another agreement which includes a $30 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly) to extend the maturity to May 31, 2005.

On July 23, 2004, FERC issued an Order renewing IPL's authority to issue up to $500 million of short-term indebtedness outstanding at any time through July 2006.

8. INCOME TAXES

IPL follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. AES files federal and state income tax returns which consolidate IPALCO and IPL. IPL is responsible for the income taxes associated with its own taxable income.

IPL is currently under examination by the Internal Revenue Service for the period 1996 through 2001. Management regularly assesses the potential outcome of these examinations when determining the adequacy of the provision for income taxes. Tax reserves have been established, which management believes to be adequate, but not excessive, in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While the management believes that the amount of the tax estimates are reasonable, it is possible that the ultimate outcome of current or future examinations may exceed current reserves in amounts or a range of amounts that could be material but cannot be estimated as of December 31, 2004.

Federal and state income taxes charged to income are as follows:

                                                       2004      2003      2002
                                                    ------------------------------
                                                             (IN THOUSANDS)
Current income taxes:
Federal                                               $75,234   $45,922   $53,585
State                                                  25,243    18,519     7,201
                                                    ------------------------------
  Total current taxes                                 100,477    64,441    60,786
                                                    ------------------------------
Deferred federal income taxes                            (944)   30,433    42,061
Deferred state income taxes                              (780)    4,673     6,308
                                                    ------------------------------
  Total deferred income taxes                          (1,724)   35,106    48,369
                                                    ------------------------------
Net amortization of investment credit                  (2,709)   (2,753)   (2,763)
                                                    ------------------------------
  Total charge to utility operating expenses           96,044    96,794   106,392
Net debit (credit) to other income and deductions        (905)     (345)    1,323
                                                    ------------------------------
Total federal and state income tax provisions         $95,139   $96,449  $107,715
                                                    ==============================

The provision for federal income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

                                                       2004      2003      2002
                                                    ------------------------------
Federal statutory tax rate                               35.0%     35.0%     35.0%
Effect of state income taxes                             (3.3)     (3.3)     (1.8)
Amortization of investment tax credits                   (1.0)     (1.1)     (1.0)
Depreciation flow through and amortization               (1.3)      0.9       1.9
Change in tax reserves                                   (1.6)      0.0       0.0
Other - net                                              (1.0)     (1.2)      0.1
                                                    ------------------------------
Effective federal tax rate                               26.8%     30.3%     34.2%
                                                    ==============================

The significant items comprising IPL's net accumulated deferred tax liability recognized in the balance sheets as of December 31, 2004 and 2003 are as follows:

                                                       2004      2003
                                                    --------------------
Deferred tax liabilities:                              (IN THOUSANDS)
Relating to utility property                         $488,489  $468,445
Other                                                  10,138    10,651
                                                    --------------------
Total deferred tax liabilities                        498,627   479,096
Deferred tax assets:                                --------------------
Relating to utility property                           69,536    67,621
Investment tax credit                                  18,838    20,902
Employee benefit plans                                 20,348    18,261
Accumulated other comprehensive loss                   34,972    36,099
Other                                                     669       751
                                                    --------------------
Total deferred tax assets                             144,363   143,634
                                                    --------------------
Accumulated net deferred tax liability                354,264   335,462
  Less: Current portion of deferred tax liability        (136)      300
                                                    --------------------
Accumulated deferred income taxes - net              $354,400  $335,162
                                                    ====================

9. PENSION BENEFITS

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

In the 4th quarter of 2002, the non-union people who had their defined benefit pension frozen on July 8, 2001 were given a one-time, irrevocable choice to either (1) continue as an active participant in the AES defined contribution plan; or (2) return to the Defined Benefit Pension Plan as an active participant, and return to the Thrift Plan as an active participant. Most of them chose to return as active participants to the Defined Benefit Pension Plan and the Thrift Plan.

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

The following tables present information relating to the Defined Benefit Pension Plan and supplemental retirement plan (the "Pension Plans"):

                                                           Pension Benefits
                                                           2004         2003
                                                        -----------  ----------
Change in benefit obligation:                                (In Thousands)
Benefit obligation at beginning Measurement Date (see     $442,947    $410,630
  below)
Service cost                                                 3,654       3,702
Interest cost                                               25,703      26,973
Actuarial loss                                                 394      27,331
Amendments (Primarily increases in pension bands)            2,089       3,334
Benefits paid                                              (29,079)    (29,023)
                                                        -----------  ----------
  Benefit obligation at ending Measurement Date            445,708     442,947
                                                        -----------  ----------
Change in plan assets:
Fair value of plan assets at beginning Measurement Date    330,373     223,869
Actual return on plan assets                                31,186      39,453
Employer contribution                                        6,148      96,074
Benefits paid                                              (29,079)    (29,023)
                                                        -----------  ----------
  Fair value of plan assets at ending Measurement Date     338,628     330,373
                                                        -----------  ----------
  Funded status                                           (107,080)   (112,574)
  Unrecognized net gain                                     80,479      88,034
  Unrecognized prior service cost                           16,823      16,282
  Unrecognized net transition asset                         (1,272)     (2,686)
                                                        -----------  ----------
  Net amount recognized                                   ($11,050)   ($10,944)
                                                        ===========  ==========

                                                            Pension Benefits
                                                     ------------------------------
                                                        2004      2003      2002
                                                     ------------------------------
                                                              (IN THOUSANDS)

Components of net periodic benefit cost
Service cost                                            $3,654    $3,702    $2,844
Interest cost                                           25,703    26,973    26,722
Expected return on plan assets                         (27,049)  (22,696)  (22,203)
Amortization of transition asset                        (1,414)   (1,414)   (1,414)
Amortization of prior service cost                       1,547     1,547       712
Recognized actuarial loss                                3,812     2,680       105
                                                     ------------------------------
Total pension cost                                       6,253    10,792     6,766
Less: amounts capitalized                                  605     1,116       830
                                                     ------------------------------
Amount charged to expense                               $5,648    $9,676    $5,936
                                                     ==============================
Weighted average assumptions as of November 30
Discount rate                                              6.0%      6.0%     6.75%
Expected return on Defined Benefit Pension Plan asset      8.0%      8.5%      8.9%
Expected return on supplemental retirement plan asset      8.0%      8.9%      8.9%

The accumulated pension benefit obligation was $445.7 million and $442.9 million at December 31, 2004 and 2003, respectively. Pension expense for the following year is determined on November 30 (the "Measurement Date") based on the market value of the Pension Plans' assets, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets. To develop the assumption for expected long-term rate of return on assets, we considered the historical returns, as well as, the future expectations of the weighted-average expected returns for each asset class based on the target asset allocation. For 2004, pension expense was determined using a discount rate of 6.00% and an assumed long-term rate of return on plan assets of 8.5%. The effect on total pension cost of a one percentage point increase and decrease in the assumed discount rate of the projected benefit obligation is ($3.3 million) and $3.9 million, respectively. The effect on total pension cost of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is ($3.2 million) and $3.2 million, respectively.

Total cash contributions to the Pension Plans were $6.1 million, $96.1 million and $15.2 million for 2004, 2003 and 2002, respectively. Depending on the timing of contributions, pending legislation, and other factors related to the funding strategy, management estimates potential cash contributions to the Pension Plans up to $25 million in 2005, but may elect not to make any contributions since none are anticipated to be required to meet IPL's minimum funding targets. This estimate is based on actuarial assumptions using a discount rate of 6.0% and an assumed long-term rate of return on plan assets of 8.0%.

The targeted investment allocations of the Pension Plans as of December 31, 2004 and 2003 were approximately 55%, 40% and 5% in equity securities, debt securities and real estate securities, respectively. The actual assets as of December 31, 2004 and 2003 were as follows (in thousands):

                                   2004       2003
                                ---------------------
Equity securities                 $215,281  $189,471
Debt securities                    104,073   116,447
Real estate securities              13,147    17,395
Cash                                12,224    14,150
                                ---------------------
Total assets                      $344,725  $337,463
                                =====================

      Benefit payments made from the Defined Benefit Pension Plan for the years ended December 31, 2004 and 2003 were $29.1 million and $29.0 million, respectively.
Projected benefit payments are as follows:

             Year                   Amount
                                (IN THOUSANDS)
2005                                29,027
2006                                28,826
2007                                28,695
2008                                28,576
2009                                28,640
2010 through 2014 (in total)       148,785

Voluntary Early Retirement Programs (the "VERPS"): In conjunction with the AES Acquisition, IPL implemented three VERPS which offered eligible employees enhanced retirement benefits upon early retirement. Participation in the VERPS was accepted by 551 qualified employees, who elected actual retirement dates between March 1, 2001, and August 1, 2004. Additionally, we currently intend to provide postretirement medical and life insurance benefits to the retirees in the first VERP (400 participants) until age 55; at which time they will be eligible to receive similar benefits from the independent Voluntary Employees Beneficiary Association Trust (the "VEBA Trust"). IPL reserves the right to modify or terminate any of the postretirement health care and life insurance benefits provided by IPL.

On December 23, 2002, IPL executed an agreement with the administrator of the VEBA Trust to provide postretirement medical and life insurance benefits to the retirees in the second and third VERPS (151 participants) from their retirement until age 62, subject to IPL's right to modify or terminate such benefits in the future. The additional cost is estimated to be $7.5 million to be amortized over 8 years. When those retirees reach age 62, they will be eligible for benefits from the VEBA Trust.

Defined Contribution Plans: All of IPL's employees are covered by one of two defined contribution plans, The Thrift Plan or The Wealth Accumulation Plan:

The Thrift Plan. Most employees of IPL are covered by the Thrift Plan, which is a defined contribution plan sponsored by IPL. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 4% of the participant's base compensation, except for employees hired after October 20, 2000 who are members of the clerical-technical unit of the International Brotherhood of Electrical Workers union, who are not eligible for postretirement health care benefits, whose contributions are matched up to 5% of their base compensation. Employer contributions to the Thrift Plan were $2.4 million, $2.1 million and $1.2 million for 2004, 2003 and 2002, respectively.

The Wealth Accumulation Plan. IPL's employees not covered by the Thrift Plan are covered by The AES Corporation Profit Sharing and Stock Ownership Plan, which is a defined contribution plan sponsored by AES. Participants elect to make contributions to the AES defined contribution plan based on a percentage of their taxable compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 5% of the participant's taxable compensation. In addition, the AES defined contribution plan has a profit sharing component whereby AES contributes a percentage of each employee's annual salary in the form of shares of AES common stock into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the AES defined contribution plan were $1.0 million, $23 thousand and $3.4 million for 2004, 2003 and 2002, respectively.

10. OTHER POSTRETIREMENT BENEFITS

IPL sponsors a group benefits plan which provides certain health care and life insurance benefits to active employees. IPL also provides postretirement health care benefits, through the end of its current contract, to employees in the physical unit of the International Brotherhood of Electrical Workers union who meet existing minimum retirement requirements and were hired after October 20, 2000. In addition, non-union employees of IPL who meet existing minimum retirement requirements and were hired from October 21, 2000 through September 1, 2003, are eligible to receive postretirement health care benefits.

Prior to October 20, 2000, the IPL group benefits plan also provided certain health care and life insurance benefits to employees who retired from active service on or after attaining age 55 and had rendered at least 10 years of service. The postretirement benefit costs of this plan were funded through the VEBA Trust. On April 30, 2001, all assets of the VEBA Trust and its obligations were formally spun-off to an independent trustee into a newly formed plan, the Voluntary Employees Beneficiary Association Plan (the "VEBA Plan") that provides postretirement medical and life benefits to retirees who retired from IPL or IPALCO before October 20, 2000. In addition, people who were employed by IPL or IPALCO on October 20, 2000, who subsequently retire from IPL or IPALCO and who meet the retirement requirements of age 55 or older and 10 or more years service are eligible for postretirement health care benefits under the VEBA Trust. The VEBA Plan is sponsored and administered by an independent Voluntary Employees Beneficiary Association Committee.

Other postretirement benefit costs for the years ended December 31, 2004, 2003 and 2002, net of amounts capitalized, were $2.3 million, $1.6 million and $0.7 million, respectively. As of December 31, 2004 and 2003 IPL had benefit obligations of $13.8 and $14.9 million, respectively.

The following tables present information relating to other postretirement benefits:

                                                           2004       2003
Other Postretirement Benefits                           ---------- ----------
                                                             (In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                   $14,901    $12,658
Service cost                                                  790        188
Interest cost                                                 826        785
Actuarial (gain) loss                                        (862)     1,317
Plan amendments                                                 -      1,685
Benefits paid                                              (1,818)    (1,732)
                                                        ---------- ----------
Benefit obligation at end of year                          13,837     14,901
                                                        ---------- ----------
Change in plan assets:
Employer contribution                                       1,818      1,732
Benefits paid                                              (1,818)    (1,732)
                                                        ---------- ----------
Fair value of plan assets at end of year                        -          -
                                                        ---------- ----------
Funded status                                             (13,837)   (14,901)
Unrecognized net gain                                          78        939
Unrecognized prior service cost                             6,960      7,903
                                                        ---------- ----------
Net amount recognized                                     ($6,799)   ($6,059)
                                                        ========== ==========

Other Postretirement Benefits                    2004    2003    2002
                                               ------------------------
Components of net periodic benefit cost:            (IN THOUSANDS)
Service cost                                      $790    $188      $-
Interest cost                                      826     785     438
Amortization of prior service cost                 942     853       -
Recognized actuarial loss                            -       -     399
                                               ------------------------
Net periodic postretirement benefit cost         2,558   1,826     837
Less: amounts capitalized                          247     189     103
                                               ------------------------
Amount charged to expense                       $2,311  $1,637    $734
                                               ========================
Discount rate as of November 30                   6.00%   6.00%   6.75%

Other postretirement benefit costs are determined using a discount rate, which is determined on November 30th of the preceding year. For measurement purposes, we assumed an annual rate of increase in the per capita cost of covered medical care benefits of 9.0% for 2005, gradually declining to 5.0% in 2009 and remaining level thereafter. In addition, we assumed an annual rate of increase in the per capita cost of covered prescription drugs of 14.0% for 2005, gradually declining to 5.0% in 2014 and remaining level thereafter. The effect of a one percentage point increase and decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit costs is $0.3 million and $(0.3) million, respectively. The effect of a one percentage point increase and decrease in the assumed health care cost trend rates on the accumulated postretirement benefit obligation for health care benefit costs is $1.8 million and $(1.4) million, respectively. See also, Note 2 for disclosure regarding FSP106-2, which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement health care plans that provide prescription drug benefits.

Benefit payments made from the Group Benefit Plan for postretirement benefit costs the years ended December 31, 2004 and 2003 were $1.8 million and $1.7 million, respectively. Projected benefit payments are as follows:

        Year                      Amount
                              (IN THOUSANDS)
2005                                   1,826
2006                                   1,655
2007                                   1,524
2008                                   1,379
2009                                   1,121
2010 through 2014 (in total)           4,004

11. LAND SALES

In 2004, IPL sold approximately 4,000 acres of undeveloped property near Martinsville, Indiana divided between two purchasers for an aggregate price of $13.2 million. The net sale proceeds were $11.7 million and the net gain was $5.9 million. This land is presented on IPL's balance sheet as land held for sale at $6.6 million as of December 31, 2003. In accordance with regulatory accounting, these gains are included as a reduction of other operating expenses on IPL's statements of income.

12. COMMITMENTS AND CONTINGENCIES

Legal

IPALCO and certain former officers and directors of IPALCO are named as defendants in separate class action lawsuits under the Employment Retirement Income Security Act and the Federal securities laws, respectively, each filed in the U.S. District Court for the Southern District of Indiana, and each making allegations regarding matters arising from the acquisition of IPALCO by AES. IPL is not a party to these suits. Since May 2003, IPALCO, IPL, AES and certain former directors and officers of IPALCO and/or IPL received subpoenas from the Securities Division of the Indiana Secretary of State seeking information related to the acquisition of IPALCO by AES. IPALCO, IPL, AES and the individuals have produced various materials in response to the subpoenas and otherwise cooperated fully with the Secretary of State in connection with the inquiry. Since August 11, 2004, they have received no further inquiries or other communications from the Secretary of State concerning the matter. While we can not predict the outcome, we do not expect this matter to have a material adverse effect on IPL's financial statements.

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

Many years ago, IPL obtained, through purchases from several owners, a substantial tract of land as a potential site for a future power plant. IPL later determined it no longer intended to build a power plant on that land and sold it in 2004. In September 2004, a former owner of a parcel included within IPL's land sued IPL in Morgan County Superior Court in a purported class action to force IPL to pay any profit on the sale to the various former owners, as well as profits received from ground leases and timber sales. The plaintiff contended, in essence, that IPL obtained the various parcels through eminent domain or the threat of eminent domain and alleged violations of Indiana's eminent domain statute, conversion and unjust enrichment. IPL believes the suit is without merit. At this time discovery has not yet begun and the court has not certified a class. While we cannot predict the outcome, we do not expect the matter will have a material adverse effect on IPL's financial statements.

As of December 31, 2004, IPL is a defendant in approximately 113 pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance coverage for many of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged. Although we do not believe that any of the pending asbestos suits in which IPL is a named defendant will have a material adverse effect on IPALCO's business or operations, we are unable to predict the number or effect any additional suits may have. Accordingly, we cannot assure that the pending or any additional suits will not have a material adverse effect on IPL's financial statements.

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

On December 17, 2004, EPA signed a final rule designating Marion and Morgan Counties, and a portion of Pike County, as nonattainment for the fine particulate matter ambient air quality standard, effective April 5, 2005. The non attainment designation for both ozone and particulate matter will legally require the state of Indiana to modify its SIP by 2008. The SIP will detail how the state will regain its compliance status. The potential impact these new EPA designations may have on our generating stations is unclear at this time.

Multipollutant Plan filing. On November 30, 2004, in response to a petition filed by IPL, the IURC issued an Order approving up to $182 million of capital expenditures to install pollution control technology at two of IPL's power plants. These capital expenditures are projected to address required sulfur dioxide, and mercury emissions reductions from our power plants and to reduce fine particulate pollution in the atmosphere. The Order also approves ratemaking treatment for such expenditures, including a return on the investment and recovery of depreciation expenses and operation and maintenance expenses associated with these projects. The Order also granted IPL the authority to add the approved return on its environmental projects to IPL's authorized annual jurisdictional net operating income in subsequent fuel adjustment charge proceedings.

NOx SIP Call. In October 1998, the EPA issued a final rule, referred to as the NOx SIP call, which imposes more stringent limits on NOx emissions from fossil fuel-fired steam electric generators. Through December 31, 2004, IPL spent approximately $185 million on NOx emissions reduction projects. Further expenditures are estimated to be approximately $27 million in 2005 to substantially meet the required NOx SIP Call reductions.

In November 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of CCT to allow IPL to meet the NOx emission limits imposed pursuant to the EPA's NOx SIP call. The CCT constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and the IURC has approved ratemaking treatment applicable to such property through the ECCRA. The ratemaking treatment provided for in the IURC Order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expenses and operation and maintenance expenses associated with these projects. Such costs are deferred as regulatory assets on IPALCO's balance sheets. The ratemaking treatment also provides for recovery of expenditures related to the purchase of NOx emission allowances, should such expenditures be made to supplement IPL's CCT construction projects. IPL may add the approved return on its CCT projects to its authorized annual jurisdictional net operating income in subsequent fuel adjustment charge proceedings. The increase in the amount of rate revenues and authorized net operating income resulting from IPL's CCT plan will be determined in periodic filings to the IURC to be made at intervals of no more often than every 6 months and will depend on the amount of cumulative investment, depreciation expenses, operation and maintenance expenses and actual NOx emission allowance purchases at the time of each of the filings. IPL's ECCRA filings have collectively added $6.7 million to IPL's authorized annual jurisdictional net operating income through December 31, 2004.

Lease Commitments

IPL has capital leases expiring at various dates through 2010. Total Utility Plant includes fixed assets under capital lease, net of accumulated depreciation, totaling $4.0 million at December 31, 2004. The interest component of capital leases as of December 31, 2004 is $0.2 million and the net present value of future minimum lease payments is $4.2 million. The current portion of this liability is recorded in other current liabilities and the noncurrent portion is recorded in miscellaneous on IPL's balance sheets. IPL also has operating leases expiring at various dates through 2009. Rental expense for 2004 and 2003 was $1.0 million and $0.6 million, respectively. The following table shows fixed future minimum lease payments as of December 31, 2004 for all capital leases and for operating leases with remaining noncancelable lease terms in excess of one year (in thousands):

                   2005   2006   2007   2008   2009  Thereafter  Total
Operating Leases    $866   $800   $662   $649   $129          -  $3,106
Capital Leases      $997   $983   $978   $795   $515       $247  $4,515

13. RELATED PARTY TRANSACTIONS

Effective September 1, 2003, IPALCO and IPL entered into a property insurance program in which AES and other AES subsidiaries also participate. The program includes a policy issued by a third party insurance company for funding losses of the participants up to a total aggregate amount of $20 million. Funds to pay claims within this limit will be derived from premiums paid to this third party carrier by the participants and will be deposited into a trust fund owned by AES Global Insurance Company, a wholly-owned subsidiary of AES, but controlled by the third party carrier. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence. We believe that the combined cost of these policies is less than comparable insurance in the marketplace. The cost of coverage under this program, which began September 1, 2003, was approximately $3.0 million and $1.0 million in 2004 and 2003, respectively.

In June 2004, IPL entered into an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits, in which AES and other AES subsidiaries also participate. Health and Welfare Benefit Plans LLC will administer the financial aspects of the group insurance program, receive all premium payments from the participating affiliates, and make all vendor payments. Health insurance costs have risen significantly during the last few years. We believe that, though our insurance costs will likely continue to rise, cost savings can be realized through participation in this group benefits program with AES. During 2004, IPL paid $7.3 million for six months coverage under this program beginning August 1, 2004.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries, including IPL. Under a tax sharing agreement with AES, IPL is responsible for the income taxes associated with its own taxable income.

14. SEGMENT INFORMATION

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

15. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2004, and 2003, by quarter, are as follows (in thousands):

                                                     2004 (1)
                           --------------------------------------------------------
                              March 31      June 30     September 30  December 31
                           --------------------------------------------------------
Utility operating revenue       $215,356      $214,538      $230,229      $225,350
Utility operating income          53,280        49,144        53,957        57,953
Net income                        43,847        36,831        41,668        45,968

                                                     2003
                           --------------------------------------------------------
                              March 31      June 30     September 30  December 31
                           --------------------------------------------------------
Utility operating revenue       $224,544      $188,317      $221,393      $203,911
Utility operating income          53,472        34,648        51,315        47,148
Net income                        44,137        25,378        41,318        35,051
(1)  Utility operating income and net income in the fourth quarter of 2004 include the reversal of previously expensed tax amounts of $5.7 million.

The quarterly figures reflect seasonal and weather-related fluctuations that are normal to IPL's operations.

************

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of December 31, 2004. The Company's management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. In addition, we have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of December 31, 2004, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls. In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Compliance with Section 404 of the Sarbanes Oxley Act of 2002. Beginning with the year ending December 31, 2006, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal controls over financial reporting for our Company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, (3) management's assessment of the effectiveness of our internal controls over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective, and (4) a statement that our independent auditors have issued an attestation report on management's assessment of our internal controls over financial reporting.

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

Item 9B. Other Information

Not applicable.

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

Not applicable pursuant to General Instruction I of the Form 10-K.

Item 13. Certain Relationships and Related Transactions

Not applicable pursuant to General Instruction I of the Form 10-K.

Item 14. Principal Accounting Fees and Services.

The Financial Audit Committee of AES pre-approved the audit and non-audit services provided by the independent auditor for 2004 and 2003 for itself and its subsidiaries, including IPALCO and its subsidiaries. The AES Financial Audit Committee maintained its policy established in 2002 within which to judge if the independent auditor may be eligible to provide certain services outside of its main role as outside auditor. Services within the established framework include audit and related services and certain tax services. Services outside of the framework require AES Financial Audit Committee approval prior to the performance of the service. The Sarbanes-Oxley Act of 2002 addresses auditor independence and this framework is consistent with the provisions of the Act. No services performed by the independent auditor with respect to IPALCO and its subsidiaries were approved after the fact by the AES Financial Audit Committee other than those that were considered to be de minimis and approved in accordance with Regulation 2-01 (c)(7)(i)(c) to Regulation S-X of the Securities Exchange Act of 1934, as amended.

In addition to the pre-approval policies of the AES Financial Audit Committee, the IPALCO Board of Directors has established a pre-approval policy for audit, audit related, and certain tax and other non-audit services for 2004. The Board of Directors will specifically approve the annual audit services engagement letter, including terms and fees, with the independent auditor. Other audit, audit related and tax consultation services specifically identified in the pre-approval policy are pre-approved by the Board of Directors on an annual basis, subject to review of the policy at least annually. This pre-approval allows management to request the specified services on an as-needed basis during the year. Any such services are reviewed with the Board of Directors on a timely basis. Any audit or non-audit services that involve a service not listed on the pre-approval list must be specifically approved by the Board of Directors prior to commencement of such work. No services were approved after the fact by the IPALCO Board of Directors other than those that were considered to be de minimis and approved in accordance with Regulation 2-01 (c)(7)(i)(c) to Regulation S-X of the Securities Exchange Act of 1934, as amended.

The following table lists fees billed to IPALCO for products and services provided by our principal accountants:

                                                                  2004       2003
                                                               ----------------------
Audit Fees                                                       $477,870   $525,275
Audit Related Fees:
  Fees for the audit of IPL's employee benefit plans               43,000     40,000
  Fees for testing internal controls over financial reporting     208,320          -
Tax Fees:
  Review of federal and state income tax returns                   17,955     17,350
  Consulting fees                                                 426,640          -
Other - software licensing fees                                     3,275          -
                                                               ----------------------
Total Principal Accounting Fees and Services                   $1,177,060   $582,625
                                                               ======================

Part IV

Item 15. Exhibits, Financial Statements and Schedules

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
10.6*   Receivables Purchase Agreement between IPL and IPL Funding Corporation dated December 20, 1996
10.7**  Amended and Restated Receivables Sale Agreement, Dated as of July 20, 2004,
         Among IPL Funding Corporation, ABN AMRO Bank N.V., the Liquidity Providers from time to time Parties Thereto and Windmill Funding Corporation
10.8    First Amendment, Dated as of October 27, 2004 to Amended and Restated Receivables
         Sale Agreement Dated as of July 20, 2004 (Incorporated by reference to Exhibit
         No. 10.1 to IPALCO's September 30, 2004 Form 10-Q)
10.9*   Indemnity Agreement dated as of December 20, 1996, between IPL and ABN AMRO
         Bank N.V., as the agent
10.10*  Subordination Agreement dated as of December 20, 1996, between IPL, IPL
         Funding Corporation and ABN AMRO Bank N.V., as the agent
10.11*  Revolving Subordinated Promissory Note between IPL Funding Corporation and
         IPL dated December 20, 1996
10.12   Remarketing Agreement between IPL and J.P. Morgan Securities, Inc. dated June 15,
         2001 for the remarketing of the $40,000,000 City of Petersburg, Indiana, Pollution
         Control Refunding Revenue Bonds, Adjustable Rate Tender Securities, Series 1995B
10.13** Credit Agreement, Dated as of May 20, 2004, Among IPL, the Institutions from time to time Parties Thereto, as Lenders, and The Hungtington National Bank, as agent
10.14   Credit Agreement Among IPL, the Institutions from time to time Parties Thereto, as
         Lenders, and Lasalle Bank National Association, as Agent, Dated as of June 4, 2003
         (Incorporated by reference to Exhibit No. 10.2 to IPALCO's June 30, 2003 Form 10-Q)
10.15** First Amendment, dated as of June 2, 2004, to Credit Agreement, dated as of June 4, 2
         2003, Among IPL, the Institutions from time to time Parties Thereto, as Lenders, and
         Lasalle Bank National Association, as Agent
10.16*  IPALCO 1991 Directors Stock Option Plan
10.17*  IPALCO 1997 Stock Option Plan
10.18*  IPALCO 1999 Stock Incentive Plan
31.1    Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2    Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32      Certification required by Rule 13a-14(b) or 15d-14(b).

  * Incorporated by reference to IPALCO's Registration Statement of Form S-4 filed with the
Securities and Exchange Commission on April 3, 2002.

  ** Incorporated by reference to IPALCO's June 30, 2004 Form 10-Q.

 b. Financial Statement Schedules

IPALCO ENTERPRISES, INC.
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2004, 2003 and 2002
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
----------------------------------------------------------------------------------------------

Year ended December 31, 2004
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts            $1,653          $4,087        $0         $3,603      $2,137

Year ended December 31, 2003
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts            $1,556          $3,411        $0         $3,314      $1,653

Year ended December 31, 2002
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts            $1,095          $3,773        $0         $3,312      $1,556

INDIANAPOLIS POWER & LIGHT COMPANY
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2004, 2003 and 2002
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
------------------------------------------------------------------------------------------
Year ended December 31, 2004
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts             $1,639      $4,087          $0      $3,603      $2,123

Year ended December 31, 2003
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts             $1,526      $3,411          $0      $3,298      $1,639

Year ended December 31, 2002
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts             $1,065      $3,768          $0      $3,307      $1,526

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its b by the undersigned, thereunto duly authorized.

                                          IPALCO ENTERPRISES, INC.

By:

              /s/ Ann D. Murtlow

        Ann D. Murtlow

         Chairman of the Board, President and Chief Executive Officer

 March 23, 2005

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

        Signature                                Capacity                             Date
--------------------------  --------------------------------------------------  -----------------
                            Chairman of the Board, President, Chief Executive
/s/ Ann D. Murtlow           Officer and Director                               March 23, 2005
--------------------------  (Principal Executive Officer)
Ann D. Murtlow

                            Senior Vice President - Financial Services, Chief
/s/ Hamsa Shadaksharappa     Financial Officer, Secretary and Director          March 23, 2005
--------------------------   (Principal Financial and Accounting Officer)
Hamsa Shadaksharappa

/s/ Stephen Corwell         Senior Vice President - Corporate Affairs and       March 23, 2005
--------------------------   Director
Stephen Corwell

/s/ Ronald E. Talbot        Senior Vice President - Customer Operations and     March 23, 2005
--------------------------   Director
Ronald E. Talbot

                            Director and Senior Vice President of AES           March 23, 2005
--------------------------
Andres Gluski

                            Director                                            March 23, 2005
--------------------------
Kenneth Uva