Form 10-Q
period 2005-03-31
IPALCO ENTERPRISES, INC.
filed 2005-05-11
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

At May 9, 2005, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

                                                                Three Months Ended
                                                                     March 31,
                                                               ---------------------
                                                                  2005       2004
                                                               ---------- ----------
UTILITY OPERATING REVENUES                                     $ 226,889  $ 215,356

UTILITY OPERATING EXPENSES:
 Operation:
   Fuel                                                           46,371     45,855
   Other operating expenses                                       33,484     27,345
 Power purchased                                                   4,205      2,683
 Maintenance                                                      17,822     19,691
 Depreciation and amortization                                    34,114     29,496
 Taxes other than income taxes                                     9,344      8,929
 Income taxes-net                                                 27,275     28,077
                                                               ---------- ----------
  Total utility operating expenses                               172,615    162,076
                                                               ---------- ----------
UTILITY OPERATING INCOME                                          54,274     53,280
                                                               ---------- ----------
OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used during construction                 606      1,039
 Gains on sales of assets - net                                       -         854
 Other - net                                                         655      1,012
 Income tax benefit-net                                            6,339      6,214
                                                               ---------- ----------
  Total other income and (deductions)-net                          7,600      9,119
                                                               ---------- ----------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt                                       28,238     28,381
 Other interest                                                      140        125
 Allowance for borrowed funds used during construction              (343)      (720)
 Amortization of redemption premiums and expense on debt-net         648        604
 Preferred dividends of subsidiary                                   803        803
                                                               ---------- ----------
  Total interest and other charges-net                            29,486     29,193
                                                               ---------- ----------
NET INCOME                                                     $  32,388  $  33,206
                                                               ========== ==========

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In Thousands)

                                                     March 31,   December 31,
                                                        2005         2004
                                                   ------------- ------------
                      ASSETS
UTILITY PLANT:
 Utility plant in service                          $  3,424,936  $ 3,421,828
 Less accumulated depreciation                        1,380,256    1,356,364
                                                   ------------- ------------
     Utility plant in service - net                   2,044,680    2,065,464
 Construction work in progress                          102,141       76,303
 Property held for future use                             1,085        1,085
                                                   ------------- ------------
     Utility plant - net                              2,147,906    2,142,852
                                                   ------------- ------------
OTHER ASSETS:
 Nonutility property - at cost, less
  accumulated depreciation                                1,496        1,499
 Other investments                                        8,461        7,270
                                                   ------------- ------------
     Other assets - net                                   9,957        8,769
                                                   ------------- ------------
CURRENT ASSETS:
 Cash and cash equivalents                                6,121        3,779
 Short term investments                                  41,900       12,250
 Accounts receivable and unbilled revenue
   (less allowance for doubtful accounts
    of $2,575 and $2,137, respectively)                  49,191       56,125
 Fuel - at average cost                                  18,864       22,392
 Materials and supplies - at average cost                51,552       48,929
 Net income tax refunds receivable                           -         3,164
 Prepayments and other current assets                     6,741        4,377
                                                   ------------- ------------
     Total current assets                               174,369      151,016
                                                   ------------- ------------
DEFERRED DEBITS:
 Regulatory assets                                      133,026      132,042
 Miscellaneous                                           31,973       32,669
                                                   ------------- ------------
     Total deferred debits                              164,999      164,711
                                                   ------------- ------------
             TOTAL                                 $  2,497,231  $ 2,467,348
                                                   ============= ============
          CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common shareholder's deficit:
   Premium on 4% cumulative preferred stock        $        649  $       649
   Paid in capital                                          961          791
   Accumulated deficit                                  (73,429)     (58,194)
   Accumulated other comprehensive loss                 (51,418)     (51,328)
                                                   ------------- ------------
     Total common shareholder's deficit                (123,237)    (108,082)
 Cumulative preferred stock of subsidiary                59,135       59,135
 Long-term debt                                       1,502,062    1,502,064
                                                   ------------- ------------
     Total capitalization                             1,437,960    1,453,117
                                                   -------------  -----------
CURRENT LIABILITIES:
  Accounts payable                                       35,881       39,310
  Accrued expenses                                       18,231       19,806
  Dividends payable                                         803          -
  Accrued real estate and personal property taxes        20,031       15,840
  Accrued income taxes                                   34,874        9,700
  Accrued interest                                       38,749       27,869
  Customer deposits                                      12,312       11,706
  Other current liabilities                               4,237        1,342
                                                   ------------- ------------
     Total current liabilities                          165,118      125,573
                                                   ------------- ------------
 DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
 Accumulated deferred income taxes - net                352,681      355,285
 Regulatory liabilities and other removal costs         388,661      382,559
 Unamortized investment tax credit                       24,803       25,464
 Accrued postretirement benefits                          7,215        6,799
 Accrued pension benefits                               108,994      107,080
 Miscellaneous                                           11,799       11,471
                                                   ------------- ------------
     Total deferred credits and other
          long-term liabilities                         894,153      888,658
                                                   ------------- ------------
COMMITMENTS AND CONTINGENCIES (Note 6)

             TOTAL                                 $  2,497,231  $ 2,467,348
                                                   ============= ============

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                ---------- ---------
                                                                   2005       2004
                                                                ---------  ---------
Cash Flows from Operations:
 Net income                                                    $  32,388  $  33,206
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                 33,659     29,891
    Amortization of regulatory assets                                825        673
    Deferred income taxes and investment tax credit
      adjustments - net                                           (5,220)    (2,277)
    Gain on sale of land held for sale                                -      (4,127)
    Gain on sales of assets                                           -        (854)
    (Gain) loss on investments                                      (398)       154
    Allowance for funds used during construction                    (606)    (1,039)
  Change in certain assets and liabilities:
    Accounts receivable                                            6,934      1,549
    Fuel, materials and supplies                                     905      2,004
    Income taxes receivable or payable                            28,172     28,644
    Accounts payable and accrued expenses                        (11,820)   (14,074)
    Accrued real estate and personal property taxes                4,191      3,725
    Pension benefits                                               1,914      1,461
    Accrued interest                                              10,880     12,588
    Other - net                                                    2,194     (4,032)
                                                                ---------  ---------
Net cash provided by operating activities                        104,018     87,492
                                                                ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction expenditures - utility                            (23,762)   (55,989)
  Proceeds from sales of assets                                       -       9,206
  Purchase of available-for-sale securities                     (321,972)  (401,875)
  Proceeds from sales and maturities of
      available-for-sale securities                              292,322    387,025
  Other                                                             (619)        92
                                                                ---------  ---------
Net cash used in investing activities                            (54,031)   (61,541)
                                                                ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                                -      98,953
  Retirement of long-term debt                                        -     (80,000)
  Dividends on common stock                                      (47,622)   (44,400)
  Other                                                              (23)        -
                                                                ---------  ---------
Net cash used in financing activities                            (47,645)   (25,447)
                                                                ---------  ---------
Net change in cash and cash equivalents                            2,342        504
Cash and cash equivalents at beginning of period                   3,779      4,274
                                                                ---------  ---------
Cash and cash equivalents at end of period                     $   6,121  $   4,778
                                                                =========  =========
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest (net of amount capitalized)                       $  17,220  $  15,199
                                                                =========  =========
    Income taxes                                               $  (2,076) $      -
                                                                =========  =========

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION

IPALCO Enterprises, Inc. ("IPALCO") is a wholly-owned subsidiary of The AES Corporation ("AES"). IPALCO owns all of the outstanding common stock of its subsidiaries. These include its regulated electric utility subsidiary, Indianapolis Power & Light Company ("IPL"), and its unregulated subsidiary, Mid-America Capital Resources, Inc. ("Mid- America"). Substantially all of IPALCO's business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. IPL has more than 460,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited combustion turbine that are all used for generating electricity. IPL's net electric generation capability for winter is 3,370 megawatts and net summer capability is 3,252 megawatts. Mid-America conducts IPALCO's unregulated activities.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of IPALCO, IPL and Mid-America. All significant intercompany amounts have been eliminated. The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation, have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited financial statements have been prepared in accordance with the accounting policies described in IPALCO's audited financial statements for the year ended December 31, 2004, included in its annual report on Form 10-K and should be read in conjunction therewith.

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

Certain prior period amounts have been reclassified to conform to current year presentation. The accompanying unaudited consolidated balance sheet as of December 31, 2004 reflects a reclassification of instruments used in IPALCO's cash management program from cash and cash equivalents to short-term investments of $12.3 million. This reclassification is to present certain auction rate securities and other highly-liquid instruments as short-term investments rather than as cash equivalents. The reclassification is being made based on recent accounting interpretations considering the stated tenor of the maturities of these investments. Corresponding changes were made to the unaudited consolidated statements of cash flows for the quarters ended March 31, 2005 and 2004, resulting in reductions of $41.9 million and $24.6 million, respectively, in amounts presented as cash and cash equivalents. In the unaudited consolidated statements of cash flows, cash and cash equivalents of $9.7 million at December 31, 2003 was also revised to reflect the reclassification of these instruments from cash and cash equivalents to short-term investments.

IPALCO actively invests a portion of its available cash balances in various financial instruments, such as tax-exempt debt securities that frequently have stated maturities of 20 years or more and taxable and tax-exempt auction rate securities. These instruments provide for a high degree of liquidity through features such as daily and seven day notice put options and 7, 28, and 35 day auctions which allow for the redemption of the investments at their face amounts plus earned income. As IPALCO intends to sell these instruments within one year or less, typically within 90 days, they are classified as current assets. IPALCO has classified all short-term investments that are debt securities as available-for-sale under Statement of Financial Accounting Standards No. 115, "Accounting For Certain Investments in Debt and Equity Securities," and they are carried at fair market value. Certain other prior period amounts have been reclassified to conform to current year presentation, all of which management deems to be immaterial individually and in the aggregate with the reclassifications describe above.

3. NEW ACCOUNTING PRONOUNCEMENT

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("FASB 143"), addressed financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective for IPALCO no later than the fiscal year ending December 31, 2005. Retrospective application for interim financial information is permitted but is not required. Management is evaluating what impact, if any, the provisions of FIN 47 will have on our financial statements.

4. SEGMENT INFORMATION

IPALCO's operations are made up almost entirely of its ownership of IPL, its consolidated electric utility, which is a reportable business segment. In addition, IPALCO has outstanding $750 million of Senior Secured Notes; approximately $2.2 million and $2.6 million of nonutility cash and cash equivalents, as of March 31, 2005 and December 31, 2004, respectively; nonutility investments of $7.4 million and $6.5 million at March 31, 2005 and December 31, 2004, respectively; and income taxes and interest related to those items. There was no operating income for any nonutility activities during the periods covered by this report. Nonutility assets represented less than 1% of IPALCO's total assets as of March 31, 2005 and December 31, 2004 and there were no nonutility capital expenditures during the three month periods ended March 31, 2005 and 2004.

5. PENSION BENEFITS

Employees' Retirement Plan: Most of IPL's employees are covered by the Employees' Retirement Plan of Indianapolis Power & Light Company (the "Defined Benefit Pension Plan"). The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Supplemental Retirement Plan: Additionally, a select group of former management employees of IPALCO and IPL who have terminated vested benefits are covered under a funded supplemental retirement plan.

Pension Funding: IPL's funding policy for the Defined Benefit Pension Plan and the supplemental retirement plan (the "Pension Plans") is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes. IPL has not made any contributions to the Pension Plans during the first three months of 2005. Depending on the timing of contributions, pending legislation, and other factors related to our funding strategy, we estimate potential cash contributions to the Pension Plans of up to $25 million in 2005, but we may elect not to make any contributions since none are anticipated to be required to meet our minimum funding targets. This estimate is based on actuarial assumptions using a discount rate of 6.0% and an assumed long-term rate of return on plan assets of 8.0%.

The following table presents information relating to the Defined Benefit Pension Plan and supplemental retirement plan:

                                         For the Three Months
                                            Ended March 31,
                                         --------------------
                                            2005      2004
                                         --------------------
Pension Benefits                            (IN THOUSANDS)

Components of net periodic benefit cost
Service cost                                $1,033      $914
Interest cost                                6,473     6,426
Expected return on plan assets              (6,489)   (6,717)
Amortization of transition asset              (318)     (353)
Amortization of prior service costs            434       386
Amortization of actuarial loss                 781       953
                                         --------------------
Net periodic benefit cost                   $1,914    $1,609
                                         ====================

6. COMMITMENTS AND CONTINGENCIES

Legal

IPALCO and certain former officers and directors of IPALCO are named as defendants in class action lawsuits under the Employment Retirement Income Security Act ("ERISA") and the Federal securities laws (see below), respectively, each filed in the U.S. District Court for the Southern District of Indiana, and each making allegations regarding matters arising from the acquisition of IPALCO by AES. The class action ERISA lawsuit was filed in March 2002 and the class action lawsuit under the Federal securities laws was filed in September 2002. The ERISA suit alleges breach of fiduciary duties with respect to shares held in IPL's 401(k) thrift plan. IPALCO filed a motion for summary judgment in the ERISA suit in October 2003, as did the plaintiffs. While we cannot predict the outcomes, we do not believe that the suits will have a material adverse effect on IPALCO's consolidated financial statements.

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

Since May 2003, IPALCO, IPL, AES and certain former directors and officers of IPALCO and/or IPL received subpoenas from the Securities Division of the Indiana Secretary of State seeking information related to the acquisition of IPALCO by AES. IPALCO, IPL, AES and the individuals have produced various materials in response to the subpoenas and otherwise cooperated fully with the Secretary of State in connection with the inquiry. Since August 11, 2004, no further inquiries or other communications from the Secretary of State have been made concerning the matter. While we cannot predict the outcome, we do not expect this matter to have a material adverse effect on IPALCO's consolidated financial statements.

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

As of March 31, 2005, IPL is a defendant in approximately 113 pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance coverage for many of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged. Although we do not believe that any of the pending asbestos suits in which IPL is a named defendant will have a material adverse effect on IPALCO's business or operations, we are unable to predict the number or effect any additional suits may have. Accordingly, we cannot assure that the pending or any additional suits will not have a material adverse effect on IPALCO's consolidated financial statements.

In addition, IPALCO and IPL are involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on IPALCO's consolidated financial statements.

Environmental

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We believe that we operate in material compliance with environmental laws, regulations and permits and health and safety laws. We cannot assure, however, that we have been or will be at all times in full compliance with such laws, regulations and permits. Please see Note 12 "Commitments and Contingencies - Environmental" of IPALCO's audited financial statements for the year ended December 31, 2004, included in its annual report on Form 10-K, for a more comprehensive discussion of environmental matters impacting IPALCO and IPL.

7. SUBSEQUENT EVENT

During April 2005, IPL issued, in two separate series, $71.9 million of variable-rate first mortgage bonds, which are auctioned weekly. The 2005A Series bonds in the principal amount of $41.9 million mature January 1, 2016. The 2005B Series bonds in the principal amount of $30.0 million mature October 1, 2023. The initial interest rate on both series was 2.25%. The net proceeds will be used to retire two series of existing fixed-rate first mortgage bonds: (i) $41.9 million at 6.10% maturing January 2016 and (ii) $30.0 million at 5.5% maturing October 2023.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Cautionary Note Regarding Forward-Looking Statements

This Report on Form 10-Q includes ``forward-looking statements'' including, in particular, the statements about our plans, strategies and prospects under the heading ``Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.'' Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words ``could,'' ``may,'' ``predict,'' ``anticipate,'' ``would,'' ``believe,'' ``estimate,'' ``expect,'' ``forecast,'' ``project,'' ``objective,'' and similar expressions are intended to identify forward-looking statements.

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
  acts of terrorism
  unanticipated generation outages, facility maintenance or repairs costs and effects of legal and administrative proceedings, settlements, investigations and claims and the ultimate disposition of litigation industry restructuring, deregulation and competition
  issues related to our participation in the Midwest ISO, including recovery of costs incurred product development and technology changes

Most of these factors affect us through our consolidated subsidiary Indianapolis Power & Light Company. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. We undertake no obligation to publicly update or review any forward-looking information, future events or otherwise.

Overview

IPALCO Enterprises, Inc. is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is Indianapolis Power & Light Company, a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc., is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund. The investment was valued at $4.9 million, as of March 31, 2005. Our business segments are electric and "all other."

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

Comparison of Quarters Ended March 31, 2005 and March 31, 2004

Our first quarter 2005 net income of $32.4 million decreased slightly from net income of $33.2 million in the first quarter of 2004. The following discussion highlights the significant factors contributing to this change.

Utility Operating Revenues

Utility operating revenues increased by $11.5 million during the three months ended March 31, 2005 compared to the prior year as a result of the following (dollars in thousands):

                                       March 31     March 31     Increase   Percentage
                                         2005         2004      (Decrease)    Change
                                     --------------------------------------------------
Retail Revenues                         $210,613      $201,487      $9,126         4.5%
Wholesale Revenues                        12,805        10,374       2,431        23.4%
Miscellaneous Revenues                     3,471         3,495         (24)       -0.7%
                                     --------------------------------------
Total Utility Operating Revenues        $226,889      $215,356     $11,533         5.4%
                                     ======================================

Heating Degree Days                        2,676         2,780        (104)       -3.7%

The 4.5% increase in retail revenues was primarily due to costs IPL recovered from its retail customers associated with its NOx compliance construction program ($6.6 million) and a $2.4 million increase in fuel costs charged to retail customers in 2005. The increase in wholesale revenues was primarily due to a 32.8% increase in the price of wholesale kWhs sold (approximately $3.4 million), partially offset by a 7.0% decrease in the quantity of wholesale kWhs sold (approximately $1.0 million). The decrease in wholesale kWh sales was primarily due to significant increases in our replacement cost of coal. The estimated average hourly market price at which we could buy or sell wholesale power increased approximately 27% during the comparative periods. (See also "-Regulatory Matters - Midwest ISO "Day 2" Operations.")

Utility Operating Expenses

Utility operating expenses increased $10.5 million, or 6.5% during the three months ended March 31, 2005, as compared to the same period in 2004. This increase is primarily due to a $4.1 million gain recognized in the first quarter of 2004 on the sale of land held for sale; a $2.9 million increase in payroll and employee benefits and a $4.6 million increase in depreciation and amortization, partially offset by a $1.9 million decrease in maintenance expenses. The gain from the sale of land held for sale, recorded as a reduction of other operating expenses, is a portion of the total gain of $5.9 million recognized during 2004 for the sale of approximately 4,000 acres of undeveloped property near Martinsville, Indiana. The remaining $1.8 million gain was recognized in the second quarter of 2004. The increase in payroll and employee benefits includes a 6.5% increase in payroll costs and a 17.7% increase in employee group insurance benefit expenses. The increase in payroll costs reflects annual wage increases and additional employees. The increase in employee group insurance benefit expenses results primarily from escalating health insurance premiums and additional employees. The increase in depreciation and amortization is primarily due to $3.9 million of depreciation on $156.9 million of equipment placed in service in 2004 designed to reduce NOx emissions and amortization of regulatory assets related to such equipment. The decrease in maintenance expenses is primarily due to a decrease in planned outage activity, which coincided with the NOx compliance construction program.

In addition, while we continued to rely primarily on our SO2 air emissions allowance bank to remain in compliance with EPA SO2 regulations in the first quarter of 2005, we do expect to be purchasing SO2 air emissions allowances during 2005 and 2006. The market price for SO2 air emissions allowances has risen significantly in recent years. The price per ton of SO2 air emissions allowances has increased from approximately $150 on January 1, 2003 to over $700 in December 2004 to approximately $880 in April 2005. Because the price of such allowances has been so volatile, it is difficult to predict what our cost may be in the future, but we do expect our SO2 air emissions allowance costs to increase in 2005 and 2006.

Primarily as a result of the foregoing, utility operating income increased $1.0 million or 1.9% during the first quarter of 2005 from the same period in 2004.

Other Income and Deductions

Other income and deductions decreased from income of $9.1 million in the first quarter of 2004 to $7.6 million in the first quarter of 2005, primarily due to a $1.4 million dividend received in 2004, a $0.9 million gain on the sale of noncore real estate assets in 2004 and a $0.4 million decrease in the allowance for equity funds used during construction. These decreases are partially offset by a $0.6 million increase in our share of income from equity method investments, primarily due to a land sale gain from one investment, and a $0.3 million increase in interest income. The decrease in the allowance for equity funds used during construction resulted primarily from the equipment placed in service in 2004 related to the NOx compliance construction program.

Interest and Other Charges

Interest and other charges increased $0.3 million to $29.5 million in the first quarter of 2005 as compared to the same period in 2004. This increase is primarily the result of a $0.4 million decrease in the allowance for borrowed funds used during construction, which resulted primarily from the equipment placed in service in 2004 related to the NOx compliance construction program.

Liquidity and Capital Resources

As of March 31, 2005, IPALCO had cash and cash equivalents of $6.1 million and highly liquid short-term investments of $41.9 million. In addition, IPL has available borrowing capacity of $74.3 million, after existing letters of credit, under its $75.0 million committed credit facilities. All long-term borrowings by IPL must first be approved by the IURC and the aggregate amount of IPL's short-term borrowings must be approved by FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 29, 2006. IPL and IPALCO also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under their existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its committed credit facilities, refinance existing debt, issue an additional $30 million of long-term debt approved by the IURC and incur certain other indebtedness. We believe that existing cash balances, cash generated from operating activities and borrowing capacity on IPL's committed credit facilities will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on IPL's committed credit facilities and (iv) additional debt financing.

We actively invest a portion of our available cash balances in various financial instruments, such as tax-exempt debt securities that frequently have stated maturities of 20 years or more and taxable and tax-exempt auction rate securities. These instruments provide for a high degree of liquidity through features such as daily and seven day notice put options and 7, 28, and 35 day auctions which allow for the redemption of the investments at their face amounts plus earned income. As we intend to sell these instruments within one year or less, they are classified as current assets.

During April 2005, IPL issued, in two separate series, $71.9 million of variable-rate first mortgage bonds, which are auctioned weekly. The 2005A Series bonds in the principal amount of $41.9 million mature January 1, 2016. The 2005B Series bonds in the principal amount of $30.0 million mature October 1, 2023. The initial interest rate on both series was 2.25%. The net proceeds will be used to retire two series of existing fixed-rate first mortgage bonds: (i) $41.9 million at 6.10% maturing January 2016 and (ii) $30.0 million at 5.5% maturing October 2023.

Capital Requirements. Our capital requirements are primarily related to IPL's construction expenditures needed to meet customers' needs for electricity and for environmental compliance. IPL's capital expenditures totaled $23.8 million during the three months ended March 31, 2005. This represented a decrease of $32.2 million from the comparable period in 2004, primarily because expenditures associated with NOx emission reductions have decreased as the NOx compliance construction program nears completion. Construction expenditures during the first three months of 2005 were financed with internally generated cash provided by operations. IPL's construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditure program for the three-year period 2005-2007 is currently estimated to be approximately $473 million. The estimated cost of the overall program by year is $129 million in 2005, $183 million in 2006 and $161 million in 2007. It includes approximately $132 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $27 million for construction projects designed to reduce NOx emissions; $206 million for construction projects designed to reduce SO2 and mercury emissions; $96 million for power plant related projects; and $12 million primarily for miscellaneous office equipment, furniture and leasehold improvements.

Pension Funding. IPL has not made any contributions to the Pension Plans during 2005. Depending on the timing of contributions, pending legislation, and other factors related to our funding strategy, we estimate potential cash contributions to the Pension Plans of up to $25 million in 2005, but we may elect not to make any contributions since none are anticipated to be required to meet our minimum funding targets. This estimate is based on actuarial assumptions using a discount rate of 6.0% and an assumed long-term rate of return on plan assets of 8.0%.

Dividends. All of our outstanding common stock is held by AES. During the first three months of 2005, we paid $47.6 million in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL's results of operations, cash flows, the timing of financings, financial condition, capital requirements, regulatory considerations, and such other factors as IPL's board of directors deems relevant.

Regulatory Matters

Midwest ISO "Day 2" Operations. Energy transactions under the Open Access Transmission and Energy Markets Tariff became financially binding April 1, 2005 ("Day 2"). This initiative includes a market-based transmission congestion management system that relies on Locational Marginal Pricing ("LMP"), i.e., pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. As anticipated and in keeping with similar market start-ups around the world, LMPs are volatile and there are process, data, and model issues requiring editing and enhancement. Market participants are able to hedge their exposure to these congestion costs by acquiring certain Financial Transmission Rights ("FTRs") with which they may receive compensation for, or be required to pay, congestion related charges. IPL was a diligent participant in the pre market trials and continues to be fully engaged in Day 2 operations as both a market participant and a participant in helping to resolve the remaining process and data issues. Due to the nascent conditions of the Day 2 markets, we cannot assess the financial implications at this time.

Purchased Power. IPL is generally allowed to recover, through its fuel adjustment charge, the fuel portion of purchased power costs incurred to meet jurisdictional retail load. Purchased power costs below an established benchmark are presumed to be fuel costs. Prior to March 2005, the benchmark for IPL was fixed at $77.50 per MWh. Under a new settlement agreement approved by the IURC in March 2005, which expires March 31, 2007, the benchmark for IPL is established prospectively each month based on the higher of the prompt month price (futures settlement price on the last trading day of the current month for next month) for natural gas or no. 2 fuel oil. The settlement also generally provides for recovery of 85% of power purchased up to $700/MWh to replace capacity losses for certain full forced outages and environmental derates (unit impairment for environmental conditions) for power purchases up to the first 11% of IPL's total rated summer capacity in any hour and full recovery for power purchases exceeding 11% of IPL's total rated summer capacity in any hour.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable pursuant to General Instruction H of the Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of March 31, 2005. The Company's management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. In addition, we have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of March 31, 2005, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in Internal Controls. In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Management has developed a comprehensive plan in order to achieve compliance with Section 404 within the prescribed period and to review, evaluate and improve the design and effectiveness of our controls and procedures on an on-going basis. The comprehensive compliance plan includes (1) documentation and assessment of the adequacy of our internal controls over financial reporting, (2) remediation of control weaknesses, (3) validation through testing that controls are functioning as documented and (4) implementation of a continuous reporting and improvement process for internal controls over financial reporting. As a result of this initiative, we have made and will continue to make changes from time to time in our internal controls over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Document

 4.1  Forty-Ninth Supplemental Indenture dated as of April 1, 2005.

 4.2  Fiftieth Supplemental Indenture dated as of April 1, 2005.

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

Date: May 9, 2005

By:	/s/ Hamsa Shadaksharappa

Hamsa Shadaksharappa
Senior Vice President-Financial Services, Chief Financial Officer and Secretary
(Principal Financial Officer and Duly Authorized Officer)