Form 10-Q
period 2005-06-30
IPALCO ENTERPRISES, INC.
filed 2005-08-22
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

At August 22, 2005, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

                                        Three Months Ended     Six Months Ended
                                             June 30,                June 30,
                                       ---------------------  ---------------------
                                          2005       2004        2005       2004
                                       ---------- ----------  ---------- ----------
UTILITY OPERATING REVENUES             $ 228,799  $ 214,538   $ 455,688  $ 429,894

UTILITY OPERATING EXPENSES:
 Operation:
   Fuel                                   46,162     49,414      92,533     95,269
   Other operating expenses               35,953     30,688      69,437     58,033
 Power purchased                           6,448      3,181      10,653      5,864
 Maintenance                              21,438     20,384      39,260     40,075
 Depreciation and amortization            33,331     29,350      67,445     58,846
 Taxes other than income taxes             8,870      8,175      18,214     17,104
 Income taxes-net                         25,514     24,202      52,789     52,279
                                       ---------- ----------  ---------- ----------
  Total utility operating expenses       177,716    165,394     350,331    327,470
                                       ---------- ----------  ---------- ----------
UTILITY OPERATING INCOME                  51,083     49,144     105,357    102,424
                                       ---------- ----------  ---------- ----------
OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used
   during construction                       715        299       1,321      1,338
 Gains (loss) on sales of
   assets-net                                 -          (2)          0        852
 Other - net                                (254)    (1,302)        401       (290)
 Income tax benefit-net                    6,514      7,074      12,853     13,288
                                       ---------- ----------  ---------- ----------
  Total other income and
    (deductions)-net                       6,975      6,069      14,575     15,188
                                       ---------- ----------  ---------- ----------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt               27,940     28,198      56,178     56,579
 Other interest                              168        144         308        269
 Allowance for borrowed funds
    used during construction                (354)      (534)       (697)    (1,254)
 Amortization of redemption premiums
    and expense on debt-net                  716        678       1,364      1,282
 Preferred dividends of subsidiary           804        804       1,607      1,607
                                       ---------- ----------  ---------- ----------
  Total interest and
    other charges-net                     29,274     29,290      58,760     58,483
                                       ---------- ----------  ---------- ----------
NET INCOME                             $  28,784  $  25,923   $  61,172  $  59,129
                                       ========== ==========  ========== ==========

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In Thousands)

                                                      June 30,   December 31,
                                                        2005         2004
                                                   ------------- ------------
                      ASSETS
UTILITY PLANT:
 Utility plant in service                          $  3,491,109  $ 3,421,828
 Less accumulated depreciation                        1,403,292    1,356,364
                                                   ------------- ------------
     Utility plant in service - net                   2,087,817    2,065,464
 Construction work in progress                           65,492       76,303
 Property held for future use                             1,085        1,085
                                                   ------------- ------------
     Utility plant - net                              2,154,394    2,142,852
                                                   ------------- ------------
OTHER ASSETS:
 Nonutility property - at cost, less
  accumulated depreciation                                1,494        1,499
 Other investments                                        8,781        7,270
                                                   ------------- ------------
     Other assets - net                                  10,275        8,769
                                                   ------------- ------------
CURRENT ASSETS:
 Cash and cash equivalents                                3,316        3,779
 Short term investments                                   9,100       12,250
 Accounts receivable and unbilled revenue
   (less allowance for doubtful accounts
    of $2,230 and $2,137, respectively)                  54,743       56,125
 Fuel - at average cost                                  21,207       22,392
 Materials and supplies - at average cost                50,306       48,929
 Net income tax refunds receivable                           -         2,998
 Prepayments and other current assets                    14,702        4,543
                                                   ------------- ------------
     Total current assets                               153,374      151,016
                                                   ------------- ------------
DEFERRED DEBITS:
 Regulatory assets                                      155,793      146,678
 Miscellaneous                                           31,798       32,669
                                                   ------------- ------------
     Total deferred debits                              187,591      179,347
                                                   ------------- ------------
             TOTAL                                 $  2,505,634  $ 2,481,984
                                                   ============= ============
          CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common shareholder's deficit:
   Premium on 4% cumulative preferred stock        $        649  $       649
   Paid in capital                                        1,437          791
   Accumulated deficit                                  (44,644)     (58,194)
   Accumulated other comprehensive loss                 (52,170)     (51,328)
                                                   ------------- ------------
     Total common shareholder's deficit                 (94,728)    (108,082)
 Cumulative preferred stock of subsidiary                59,135       59,135
 Long-term debt                                       1,502,080    1,502,064
                                                   ------------- ------------
     Total capitalization                             1,466,487    1,453,117
                                                   -------------  -----------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                  52,951       55,611
  Dividends payable                                         803          -
  Accrued real estate and personal property taxes        16,422       15,840
  Accrued income taxes                                    6,848        9,700
  Accrued interest                                       26,131       27,869
  Customer deposits                                      12,523       11,706
  Other current liabilities                               9,657        4,847
                                                   ------------- ------------
     Total current liabilities                          125,335      125,573
                                                   ------------- ------------
 DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
 Accumulated deferred income taxes - net                364,070      369,921
 Regulatory liabilities and other removal costs         394,647      382,559
 Unamortized investment tax credit                       24,142       25,464
 Accrued postretirement benefits                          7,574        6,799
 Accrued pension benefits                               110,908      107,080
 Miscellaneous                                           12,471       11,471
                                                   ------------- ------------
     Total deferred credits and other
          long-term liabilities                         913,812      903,294
                                                   ------------- ------------
COMMITMENTS AND CONTINGENCIES (Note 8)

             TOTAL                                 $  2,505,634  $ 2,481,984
                                                   ============= ============

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                  Six Months Ended
                                                                       June 30,
                                                                ---------- ---------
                                                                   2005       2004
                                                                ---------  ---------
Cash Flows from Operations:
 Net income                                                    $  61,172  $  59,129
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                 66,562     59,059
    Amortization of regulatory assets                              2,698      1,460
    Deferred income taxes and investment tax credit
      adjustments - net                                          (10,678)    (6,650)
    Gain on sale of land held for sale                                -      (5,922)
    Gain on sales of assets                                           -        (852)
    (Gain) loss on investments                                      (427)       154
    Allowance for funds used during construction                  (1,321)    (1,338)
  Change in certain assets and liabilities:
    Accounts receivable                                            1,382     (4,580)
    Fuel, materials and supplies                                    (192)     3,139
    Income taxes receivable or payable                               146     18,802
    Accounts payable and accrued expenses                         (7,410)     4,591
    Accrued real estate and personal property taxes                  582     (2,007)
    Pension benefits                                               3,828      4,976
    Accrued interest                                              (1,738)     1,811
    Short-term and long-term regulatory assets                   (14,668)        83
    Other - net                                                    2,691     (2,782)
                                                                ---------  ---------
Net cash provided by operating activities                        102,627    129,073
                                                                ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - utility                                 (58,127)  (104,603)
  Proceeds from sales of assets                                       -      14,309
  Purchase of short-term investments                            (544,237)  (552,275)
  Proceeds from sales and maturities of
      short-term investments                                     547,387    556,775
  Other                                                           (1,558)    (4,352)
                                                                ---------  ---------
Net cash used in investing activities                            (56,535)   (90,146)
                                                                ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings                                            2,000       -
  Long-term borrowings                                            71,850     98,957
  Retirement of long-term debt                                   (71,850)   (80,000)
  Dividends on common stock                                      (47,622)   (58,133)
  Other                                                             (933)        -
                                                                ---------  ---------
Net cash used in financing activities                            (46,555)   (39,176)
                                                                ---------  ---------
Net change in cash and cash equivalents                             (463)      (249)
Cash and cash equivalents at beginning of period                   3,779      4,274
                                                                ---------  ---------
Cash and cash equivalents at end of period                     $   3,316  $   4,025
                                                                =========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                       $  57,728  $  53,787
                                                                =========  =========
    Income taxes                                               $  49,893  $  30,667
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

Certain prior period amounts have been reclassified to conform to current year presentation. The accompanying unaudited consolidated balance sheet as of December 31, 2004 reflects a reclassification of instruments used in IPALCO's cash management program from cash and cash equivalents to short-term investments of $12.3 million. This reclassification is to present certain auction rate securities and other highly-liquid instruments as short-term investments rather than as cash equivalents. The reclassification was made based on recent accounting interpretations considering the stated tenor of the maturities of these investments. Corresponding changes were also made to the accompanying unaudited consolidated statements of cash flows. The change resulted in reductions of $5.2 million and $9.7 million, in amounts presented as cash and cash equivalents June 30, 2004 and December 31, 2003, respectively.

In addition, IPALCO recently determined that the amounts recorded for both deferred income taxes and regulatory assets were understated as of December 31, 2004 by $14.6 million. The December 31, 2004 balances have been adjusted in the accompanying financial statements to reflect the correction.

Certain other prior period amounts have been reclassified to conform to current year presentation, all of which management deems to be immaterial individually and in the aggregate with the reclassifications describe above.

3. NEW ACCOUNTING PRONOUNCEMENTS

In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), addressed financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 are effective for IPALCO no later than the fiscal year ending December 31, 2005. Retrospective application for interim financial information is permitted but is not required. Management is evaluating what impact, if any, the provisions of FIN 47 will have on our financial statements.

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period- specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

4. SEGMENT INFORMATION

IPALCO's operations are made up almost entirely of its ownership of IPL, its consolidated electric utility, which is a reportable business segment. In addition, IPALCO has outstanding $750 million of Senior Secured Notes; approximately $0.5 million and $0.8 million of nonutility cash and cash equivalents, as of June 30, 2005 and December 31, 2004, respectively; short-term and long-term nonutility investments of $16.7 million and $8.3 million at June 30, 2005 and December 31, 2004, respectively; and income taxes and interest related to those items. There was no utility operating income other than the activities of IPL during the periods covered by this report. Nonutility assets represented less than 1% of IPALCO's total assets as of June 30, 2005 and December 31, 2004 and there were no nonutility capital expenditures during the six month periods ended June 30, 2005 and 2004.

5. REGULATORY ASSETS

IPL is a transmission owner of the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO") network and receives a portion of the transmission service revenues from all wholesale kWh sales on the network based on its percentage of transmission system investment within the Midwest ISO footprint. In addition, IPL pays the Midwest ISO a transmission cost adder on its retail load and a fee for each wholesale transaction. A portion of the transmission cost adder paid to the Midwest ISO is deferred as a regulatory asset and the remaining transmission costs, along with all transaction fees, are expensed in other operating expenses.

Midwest Independent Transmission System Operators "Day 2" Operations. Energy transactions under the Open Access Transmission and Energy Markets Tariff became financially binding April 1, 2005 ("Day 2"). This initiative includes a market-based transmission congestion management system that relies on Locational Marginal Pricing ("LMP"), i.e., pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. Market participants are able to hedge their exposure to congestion by acquiring certain Financial Transmission Rights ("FTRs") which offset congestion related charges. Participants are allocated FTRs each year and are permitted to purchase additional FTRs. Expenses related to congestion charges and/or FTRs were not material to our financial statements during the current period. On July 9 2004, IPL and other Indiana utilities filed a joint petition with the Indiana Utility Regulatory Commission (the "IURC") requesting approval of certain changes in operations and determination of cost recovery resulting from the Midwest ISO implementation of day-ahead and real- time energy markets. On June 1, 2005, the IURC issued an order approving the changes in operations and allowing for recovery of the Midwest ISO components of the cost of fuel through fuel adjustment charge proceedings as well as the deferral of certain administrative and socialized Midwest ISO costs. The deferral treatment of Midwest ISO costs has increased our regulatory assets by $6.7 million during the six months ended June 30, 2005.

IPL's regulated operations are subject to SFAS No. 71. Accordingly, IPL records assets and liabilities that result from the regulated ratemaking processes that would not be recorded under GAAP for non-regulated entities if it is probable that there will be a corresponding increase or decrease in future rates through the rate-making process. Accordingly, IPL has deferred certain costs, which will be amortized over various future periods. These costs are deferred based on rate orders issued by the IURC or from IPL's experience with prior rate cases. As of June 30, 2005 and December 31, 2004, there were no regulatory liabilities on the accompanying unaudited consolidated balance sheets.

The amounts of regulatory assets are as follows:

                                       June 30,  December 31,          Recovery
                                         2005       2005                Period
                                      ----------------------   -------------------------
                                          In Thousands

Related to Deferred Income Taxes        $99,644     $96,140    Various
Unamortized reacquisition premium                              Over remaining
   on debt (1)                           15,790      15,463     life of debt

Unamortized Petersburg
   unit 4 carrying charges
   and certain other costs               22,320      22,847    Through 2026 (1)(2)
Deferred Midwest ISO costs (2)           14,453       7,791    To be determined
Nox project expenses - Pete Unit 2
   Precipitator                           2,382       2,488    Through 2021 (2)
NOx project expenses                        817       1,726    Through 2026 (2)
Air Conditioning Load Management
   (Demand Management)                      178         143    Through 2006 (2)
Other Demand Side Mgmt Program Costs        209          80    Through 2006 (1)(2)
                                      ---------- -----------
   Total Regulatory Assets             $155,793    $146,678
                                      ========== ===========

(1) Recovered with a current return
(2) Recovered per specific rate orders

Deferred Income Taxes: This amount represents the portion of deferred income taxes that will be recovered through future rates, based upon established regulatory practices, which permit the recovery of current taxes. Accordingly, this regulatory asset is offset by a deferred tax liability and is expected to be recovered, without interest, over the period underlying book-tax timing differences reverse and become current taxes.

Deferred Midwest ISO costs: These consist of administrative and socialized costs from IPL's participation in the Midwest ISO market. We received an order from the IURC that granted authority for the deferral of Midwest ISO administrative and socialized costs for recovery in a future base rate case.

6. INDEBTEDNESS

During April 2005, IPL issued, in two separate series, $71.9 million of variable-rate first mortgage bonds. The interest rate for each series is established through a weekly auction. The initial interest rate on both series was 2.25%. The 2005A Series bonds in the principal amount of $41.9 million mature January 1, 2016. The 2005B Series bonds in the principal amount of $30.0 million mature October 1, 2023. In May 2005, the net proceeds of the new debt were used to retire two series of existing fixed-rate first mortgage bonds: (i) $41.9 million at 6.1% maturing January 2016 and (ii) $30.0 million at 5.5% maturing October 2023.

In May 2005, IPL amended three financing arrangements to extend the maturity dates. IPL's $45 million committed line of credit was extended to May 18, 2006. IPL's credit agreement, which includes a $30 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly), was extended to May 30, 2006. IPL's receivable sale agreement was extended to May 30, 2006.

7. PENSION BENEFITS

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

Pension Funding: IPL's funding policy for the Defined Benefit Pension Plan and the supplemental retirement plan (the "Pension Plans") is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes. IPL has not made any contributions to the Pension Plans during the first six months of 2005. Depending on the timing of contributions, pending legislation, and other factors related to our funding strategy, we estimate potential cash contributions to the Pension Plans of up to $25 million in 2005, but we may elect not to make any contributions since none are anticipated to be required to meet our minimum funding targets. We do, however, anticipate larger pension funding commitments in 2006. This estimate is based on actuarial assumptions using a discount rate of 6.0% and an assumed long-term rate of return on plan assets of 8.0%.

The following table presents information relating to the Defined Benefit Pension Plan and supplemental retirement plan:

                                      For the Three Months    For the Six Months
                                         Ended June 30,          Ended June 30,
                                      --------------------    --------------------
                                         2005      2004          2005      2004
                                      --------------------    --------------------
Pension Benefits                            (IN THOUSANDS)

Components of net periodic
  benefit cost
Service cost                             $1,034      $913        $2,067    $1,827
Interest cost                             6,473     6,426        12,946    12,852
Expected return on plan assets           (6,489)   (6,788)      (12,978)  (13,505)
Amortization of prior service cost          116        34           233        67
Recognized actuarial gain                   780       953         1,561     1,906
                                      --------------------    --------------------
Net periodic benefit cost                $1,914    $1,538        $3,829    $3,147
                                      ====================    ====================

8. COMMITMENTS AND CONTINGENCIES

Legal

IPALCO and certain former officers and directors of IPALCO are named as defendants in class action lawsuits under the Employment Retirement Income Security Act ("ERISA") and the Federal securities laws (see below), respectively, each filed in the U.S. District Court for the Southern District of Indiana, and each making allegations regarding matters arising from the acquisition of IPALCO by AES. The class action ERISA lawsuit was filed in March 2002 and the class action lawsuit under the Federal securities laws was filed in September 2002. The ERISA suit alleges breach of fiduciary duties with respect to shares held in IPL's 401(k) thrift plan. IPALCO filed a motion for summary judgment in the ERISA suit in October 2003, as did the plaintiffs. On August 11, 2005, an Order was entered denying both motions for summary judgment. The Order indicates that the court will meet with counsel in the near future to schedule a bench trial addressed to the fiduciary duty issues. While we cannot predict the outcomes, we do not believe that the suits will have a material adverse effect on IPALCO's consolidated financial statements.

In September 2002, IPALCO and certain of its former officers and directors were sued in the U.S. District Court for the Southern District of Indiana in connection with IPALCO's acquisition by AES. That suit was consolidated with other actions in that court with the result that until recently, the only remaining IPALCO defendants were three former officers who were insured under IPALCO's liability insurance policies. The lawsuit was filed on behalf of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock. The complaint alleged violations of Section 11 of the Securities Act; Sections 10(b), 14(a) and 20(a) of the Exchange Act and Rules 10b- 5 and 14a-9. On November 17, 2004, the court entered an order dismissing the claims against the former IPALCO officers and, on July 7, 2005, dismissed all claims against all remaining defendants. The plaintiffs' right to file an appeal expired on August 8, 2005.

Since May 2003, IPALCO, IPL, AES and certain former directors and officers of IPALCO and/or IPL received subpoenas from the Securities Division of the Indiana Secretary of State seeking information related to the acquisition of IPALCO by AES. IPALCO, IPL, AES and the individuals have produced various materials in response to the subpoenas and otherwise cooperated with the Secretary of State in connection with the inquiry. While we cannot predict the outcome, we do not expect this matter to have a material adverse effect on IPALCO's consolidated financial statements.

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

As of June 30, 2005 and December 31, 2004, IPL is a defendant in approximately 112 and 113 pending lawsuits, respectively, alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

IPL has settled a number of asbestos related lawsuits for amounts which, individually and in the aggregate, are not material to IPL or IPALCO's financial position, results of operations, or cash flows. Historically, settlements paid on IPL's behalf have been comprised of proceeds from one or more insurers along with comparatively smaller contributions by IPL. Although we do not believe that any of the pending asbestos suits in which IPL is a named defendant will have a material adverse effect on IPALCO's business or operations, we are unable to estimate the number of, the effect of, or losses or range of loss which are reasonably possible from, these or any additional asbestos suits. Furthermore, we are unable to estimate the portion of a settlement amount, if any, that may be paid from any insurance coverage for any known or unknown claims. Accordingly, we cannot assure that the pending or any additional suits will not have a material adverse effect on IPALCO's consolidated financial statements.

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

Overview

IPALCO Enterprises, Inc. is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is Indianapolis Power & Light Company, a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc., is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund. The investment was valued at $4.9 million, as of June 30, 2005. Our business segments are electric and "all other."

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

Midwest Independent Transmission System Operators "Day 2" Operations. Energy transactions under the Open Access Transmission and Energy Markets Tariff became financially binding April 1, 2005 ("Day 2"). This initiative includes a market-based transmission congestion management system that relies on Locational Marginal Pricing ("LMP"), i.e., pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. As anticipated and in keeping with similar market start-ups around the world, LMPs are volatile and there are process, data, and model issues requiring editing and enhancement. IPL and other market participants have raised concerns with certain Midwest ISO transactions and the resolution of these items could impact our results of operations. Market participants are able to hedge their exposure to congestion with certain Financial Transmission Rights ("FTRs") which offset congestion related charges. Participants are allocated FTRs each year and are permitted to purchase additional FTRs. Expenses related to congestion charges and/or FTRs were not material to our financial statements during the current period and we do not expect them to be material in the near term. IPL was a participant in the pre market trials and continues to be engaged in Day 2 operations as both a market participant and a participant in helping to resolve the remaining process and data issues.

On July 9, 2004, IPL and other Indiana utilities filed a joint petition with the IURC requesting approval of certain changes in operations and determination of cost recovery resulting from the Midwest ISO implementation of Day 2 Operations. On June 1, 2005, the IURC issued an order (the "Midwest ISO Order") approving the changes in operations and allowing for recovery of the Midwest ISO components of the cost of fuel through fuel adjustment charge proceedings as well as the deferral of certain administrative and socialized Midwest ISO costs. Total deferred Midwest ISO costs were $7.8 million and $14.5 million as of December 31, 2004 and June 30, 2005, respectively (See also Note 5).

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

Comparison of Quarters Ended June 30, 2005 and June 30, 2004

Our second quarter 2005 net income of $28.8 million increased $2.9 million from net income of $25.9 million in the second quarter of 2004. The following discussion highlights the significant factors contributing to this change.

Utility Operating Revenues

Utility operating revenues increased by $14.3 million during the three months ended June 30, 2005 compared to the prior year as a result of the following (dollars in thousands):

                                June 30,     June 30,     Increase   Percentage
                                  2005         2004      (Decrease)    Change
                              --------------------------------------------------
Retail Revenues                  $209,148      $196,063     $13,085         6.7%
Wholesale Revenues                 14,439        14,212         227         1.6%
Miscellaneous Revenues              5,212         4,263         949        22.3%
                              --------------------------------------
Total Operating Revenues         $228,799      $214,538     $14,261         6.6%
                              ======================================

Heating Degree Days                   487           401          86        21.4%
Cooling Degree Days                   353           360          (7)       (1.9%)

The 6.7% increase in retail revenues was primarily due to a 4.6% increase in the weighted average price of retail kWhs sold (approximately $9.1 million) and a 2.0% increase in the quantity of kWhs sold ($4.0 million). The increase in the price of retail kWhs sold is primarily the result of costs associated with IPL's NOx compliance construction program recovered through rates ($5.2 million), an 8.7% increase in the price of electricity sold to our non jurisdictional retail customers ($1.3 million) which recognizes increases in our cost to produce electricity and an increase in fuel costs charged to residential customers in 2005 (approximately $0.3 million). The increase in the quantity of retail kWhs sold is primarily due to a 21.4% increase in heating degree days during the quarter and because we increased our retail customer base by approximately 3,500 customers or 0.7% from June 30, 2004 to June 30, 2005. Wholesale prices in the Midwest ISO Day 2 market, which began April 1, 2005 were based upon cleared cost-based generation offers and demand bids during the first 60 days of the market. After the first 60 days, market prices are based upon cleared market-based generation offers and demand bids. The increase in wholesale revenues was primarily due to a 21.8% increase in the average price of wholesale kWhs sold (approximately $3.1 million), partially offset by a 16.6% decrease in the quantity of wholesale kWhs sold (approximately $2.9 million). The price of wholesale electricity is impacted by increases in fuel prices, coal transportation costs and environmental emission allowance prices, as well as the supply of electricity and demand for electricity. The quantity of wholesale kWh sales is impacted primarily by our replacement cost of coal, the market price of electricity, our retail load requirements and our generation capacity and unit availability.

Utility Operating Expenses

The following table illustrates the primary operating expense changes from the quarter ended June 30, 2004 to the quarter ended June 30, 2005 for IPALCO (in millions):

Operating Expenses for the Quarter Ended June 30, 2004          $165.4
Increase in depreciation and amortization                          4.0
Increase in cost of power purchased                                3.3
Increase in wages and benefits                                     3.0
Land sale gain in 2004                                             1.8
Decrease in fuel expenses                                         (3.3)
Other miscellaneous variances                                      3.5
                                                            -----------
Operating Expenses for the Quarter Ended June 30, 2005          $177.7
                                                            ===========

The increase in depreciation and amortization is primarily due to a $1.6 million increase in depreciation on $156.9 million of equipment placed in service in May of 2004 and $53.5 million placed in service in May 2005 designed to reduce NOx emissions and a $1.8 million increase in amortization of regulatory assets related to such equipment. Purchased power expense increased $3.3 million, primarily due to $3.1 million of Midwest ISO Day 2 purchased power expenses including costs recoverable through the fuel adjustment clause. The increase in wages and employee benefits includes a $1.5 million increase in payroll costs, a $0.5 million increase in employee group insurance benefit expenses and a $0.5 million increase in pension and other postretirement benefits. The increase in payroll costs reflects annual wage increases and additional employees. The increase in employee group insurance benefit expenses results primarily from escalating health insurance premiums and additional employees. The increase in pension and postretirement benefits is primarily due to increased service costs ($0.3 million) and because we decreased the expected return rate on the defined benefit pension plan assets from 8.5% in 2004 to 8.0% in 2005 ($0.3 million). The gain on the sale of land held for sale, recorded as a reduction of other operating expenses, is a portion of the total gain of $5.9 million recognized during 2004 for the sale of approximately 4,000 acres of undeveloped property near Martinsville, Indiana. The remaining $4.1 million gain was recognized in the first quarter of 2004.

The decrease in fuel expenses is primarily driven by a decrease in the deferred fuel adjustments ($7.5 million), partially offset by an increase in the cost of fuel ($4.9 million). The deferred fuel adjustment is the result of variances between estimated fuel costs in IPL's fuel adjustment charge and actual fuel costs. IPL is permitted to recover underestimated fuel costs in future rates through the fuel adjustment charge proceeding and therefore the costs are deferred and amortized into expense in the same period that IPL's rates are adjusted. The increase in fuel costs is driven by an 8.6% increase in the average price of coal consumed and because we produced a greater portion of our electricity during 2005 using peaking unit resources as a result of average temperatures in June of 2005 being significantly higher than normal.

Additionally, we expect maintenance expenses to be higher in 2006 as more scheduled unit overhauls are planned to coincide with our environmental compliance construction program.

Furthermore, while we continued to rely on our SO2 air emissions allowance bank to remain in compliance with EPA SO2 regulations in the second quarter of 2005, we will be purchasing SO2 air emissions allowances during the second half of 2005 and in 2006. In July 2005, we purchased 3,500 SO2 air emissions allowances at the then current market price of $840 per ton, for a total of $2.9 million. The market price for SO2 air emissions allowances has risen significantly in recent years. The price per ton of SO2 air emissions allowances has increased from approximately $150 on January 1, 2003 to over $700 in December 2004 to approximately $860 in August 2005. Because the price of such allowances has been volatile, it is difficult to predict what our cost may be in the future, but we do expect our SO2 air emissions allowance costs to increase in the second half of 2005 and in 2006 relative to prior years.

Other Income and Deductions

Other income and deductions increased from income of $6.1 million in the second quarter of 2004 to $7.0 million in the second quarter of 2005. This increase includes a $0.4 million increase in the allowance for funds used during construction related to the NOx compliance construction program and various smaller miscellaneous items. These increases are partially offset by a $0.6 million decrease in the income tax benefit resulting primarily from a $1.5 million increase in the pretax nonoperating net loss.

Interest and Other Charges

Interest and other charges was $29.3 million in each of the quarters ended June 30, 2005 and 2004.

Comparison of Six Month Periods Ended June 30, 2005 and June 30, 2004

Our net income during the six month period ended June 30, 2005 increased by $2.0 million to $61.2 million from the $59.1 million in the same period in 2004. The following discussion highlights the significant factors contributing to this change.

Utility Operating Revenues

Utility operating revenues increased by $25.8 million during the six months ended June 30, 2005 compared to the prior year as a result of the following (dollars in thousands):

                                June 30,     June 30,     Increase   Percentage
                                  2005         2004      (Decrease)    Change
                              --------------------------------------------------
Retail Revenues                  $419,760      $397,551     $22,209         5.6%
Wholesale Revenues                 27,244        24,586       2,658        10.8%
Miscellaneous Revenues              8,684         7,757         927        12.0%
                              --------------------------------------
Total Operating Revenues         $455,688      $429,894     $25,794         6.0%
                              ======================================

Heating Degree Days                 3,163         3,181         (18)       (0.6%)
Cooling Degree Days                   353           363         (10)       (2.8%)

The 5.6% increase in retail revenues was primarily due to a 4.9% increase in the weighted average price per kWh sold (approximately $19.6 million), which is primarily the result of costs associated with our NOx compliance construction program ($13.2 million), an increase in fuel costs charged to residential customers in 2005 (approximately $2.3 million) and a 7.4% increase in the price of electricity sold to our non jurisdictional retail customers ($2.2 million) which recognizes increases in our cost to produce electricity. In addition, we increased our retail customer base by approximately 3,500 customers or 0.7% from June 30, 2004 to June 30, 2005. The increase in wholesale revenues was primarily due to a 26.6% increase in the price of wholesale kWhs sold (approximately $6.5 million), partially offset by a 12.4% decrease in the quantity of wholesale kWhs sold (approximately $3.9 million). As described previously, the price of wholesale electricity is impacted by increases in fuel prices, coal transportation costs and environmental emission allowance prices, as well as the supply of electricity and demand for electricity. The quantity of wholesale kWh sales is impacted primarily by our replacement cost of coal, the market price of electricity, and our generation capacity and unit availability.

Utility Operating Expenses

The following table illustrates the primary operating expense changes from the six month ended June 30, 2004 to the six months ended June 30, 2005 for IPALCO (in millions):

Operating Expenses for the Six Months Ended June 30, 2004       $327.5
Increase in depreciation and amortization                          8.6
Land sale gain in 2004                                             5.9
Increase in wages and benefits                                     5.8
Increase in cost of power purchased                                4.8
Decrease in fuel expenses                                         (2.7)
Other miscellaneous variances                                      0.4
                                                            -----------
Operating Expenses for the Six Months Ended June 30, 2005       $350.3
                                                            ===========

The increase in depreciation and amortization is primarily due to a $4.0 million increase in depreciation on $156.9 million of equipment placed in service in May of 2004 and $53.5 million placed in service in May 2005 designed to reduce NOx emissions and a $3.2 million increase in amortization of regulatory assets related to such equipment. The gain from the sale of land held for sale, recorded as a reduction of other operating expenses, was recognized during 2004 for the sale of approximately 4,000 acres of undeveloped property near Martinsville, Indiana. The increase in wages and employee benefits includes a $2.8 million increase in payroll costs, a $1.1 million increase in employee group insurance benefit expenses and a $1.0 million increase in pension and other postretirement benefits. The increase in payroll costs reflects annual wage increases and additional employees. The increase in employee group insurance benefit expenses results primarily from escalating health insurance premiums and additional employees. The increase in pension and postretirement benefits is primarily due to increased service costs ($0.6 million) and because we decreased the expected return rate on the defined benefit pension plan assets from 8.5% in 2004 to 8.0% in 2005 ($0.5 million). Purchased power expense increased $4.8 million, primarily due to a $3.9 million price increase including $3.1 million of Midwest ISO Day 2 purchased power expenses, including costs recoverable through the fuel adjustment clause. In addition, we purchased 14.7% more kWhs ($0.9 million) during the six months ended June 30, 2005, as compared to the same period in 2004.

The decrease in the fuel expenses is primarily driven by deferred fuel ($8.7 million) partially offset by an increase in fuel costs ($7.0 million). The deferred fuel adjustment is the result of variances between estimated fuel costs in IPL's fuel adjustment charge and actual fuel costs. Our fuel costs have risen 7.8% in the comparative periods, primarily as a result of a 7.0% increase in the average price of coal consumed and because we produced a greater portion of our electricity during 2005 using peaking unit resources as a result of average temperatures in June of 2005 being significantly higher than normal.

Other Income and Deductions

Other income and deductions decreased slightly from income of $15.2 million to $14.6 million during the six month periods ended June 30, 2004 and 2005, respectively, primarily due to a $0.9 million gain on the sale of noncore real estate assets in 2004.

Interest and Other Charges

Interest and other charges increased less than 1% during the six month period ended June 30, 2005 as compared to the same period in 2004, but included a 44.4% decrease in the allowance for borrowed funds used during construction. This decrease is primarily related to the NOx compliance construction program.

Liquidity and Capital Resources

As of June 30, 2005, IPALCO had cash and cash equivalents of $3.3 million and highly liquid short-term investments of $9.1 million. In addition, as of June 30, 2005, IPL has available borrowing capacity of $72.3 million under its $75.0 million committed credit facilities after outstanding borrowings of $2.0 million and existing letters of credit. All long-term borrowings by IPL must first be approved by the IURC and the aggregate amount of IPL's short-term borrowings must be approved by FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 29, 2006. IPL and IPALCO also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under their existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its committed credit facilities, refinance existing debt, issue an additional $30 million of long-term debt approved by the IURC and incur certain other indebtedness. We believe that existing cash balances, cash generated from operating activities and borrowing capacity on IPL's committed credit facilities will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on IPL's committed credit facilities and (iv) additional debt financing.

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

During April 2005, IPL issued, in two separate series, $71.9 million of variable-rate first mortgage bonds. The interest rate for each series is established through a weekly auction. The initial interest rate on both series was 2.25%. The 2005A Series bonds in the principal amount of $41.9 million mature January 1, 2016. The 2005B Series bonds in the principal amount of $30.0 million mature October 1, 2023. In May 2005, the net proceeds of the new debt were used to retire two series of existing fixed-rate first mortgage bonds: (i) $41.9 million at 6.10% maturing January 2016 and (ii) $30.0 million at 5.5% maturing October 2023.

In May 2005, IPL amended three financing arrangements to extend the maturity dates. IPL's $45 million committed line of credit was extended to May 18, 2006. IPL's credit agreement, which includes a $30 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly), was extended to May 30, 2006. IPL's receivable sale agreement was extended to May 30, 2006.

Capital Requirements. Our capital requirements are primarily related to IPL's construction expenditures needed to meet customers' needs for electricity and for environmental compliance. IPL's capital expenditures totaled $58.1 million during the six months ended June 30, 2005. This represented a decrease of $46.5 million from the comparable period in 2004, primarily because expenditures associated with NOx emission reductions have decreased as the NOx compliance construction program nears completion. Construction expenditures during the first six months of 2005 were financed with internally generated cash provided by operations. IPL's construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditure program for the three-year period 2005-2007 is currently estimated to be approximately $476 million. The estimated cost of the overall program by year is $134 million in 2005, $215 million in 2006 and $127 million in 2007. It includes approximately $131 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $28 million for construction projects designed to reduce NOx emissions; $204 million for construction projects designed to reduce SO2 and mercury emissions; $102 million for power plant related projects; and $11 million primarily for miscellaneous office equipment and furniture.

Pension Funding. IPL has not made any contributions to the Pension Plans during 2005. Depending on the timing of contributions, pending legislation, and other factors related to our funding strategy, we estimate potential cash contributions to the Pension Plans of up to $25 million in 2005, but we may elect not to make any contributions since none are anticipated to be required to meet our minimum funding targets. We do, however, anticipate pension funding commitments in 2006 to be greater than $25 million. This estimate is based on actuarial assumptions using a discount rate of 6.0% and an assumed long-term rate of return on plan assets of 8.0%.

Dividends. All of our outstanding common stock is held by AES. During the first six months of 2005, we paid $47.6 million in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL's results of operations, cash flows, the timing of financings, financial condition, capital requirements, regulatory considerations, and such other factors as IPL's board of directors deems relevant.

Other Regulatory Matters

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

Fuel Adjustment Charge Proceeding. In our most recent quarterly fuel adjustment charge proceeding, the IURC issued an order ("the FAC Order") which stated that our request for recovery of the Midwest ISO components of the cost of fuel was in conformance with the Midwest ISO Order. The Office of the Utility Consumer Counselor (the "OUCC") is responsible for reviewing the costs included in our fuel filings and they are working with each of the Indiana utilities, including IPL, to better understand the Midwest ISO Day 2 costs. Due to the continued discussions with the OUCC about the implementation of the Midwest ISO Order as well as questions regarding our jurisdictional allocators, the FAC Order in the fuel adjustment charge proceeding stated that the rates approved should be interim rates, subject to refund. The allocators referenced in the FAC Order are used to determine our jurisdictional net operating income.

Domenici-Barton Energy Policy Act of 2005. On August 8, the Domenici-Barton Energy Policy Act of 2005 (the "Energy Bill") was signed into law. We are in the process of reviewing the Energy Bill to determine what affect it may have on us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable pursuant to General Instruction H of the Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of June 30, 2005. IPL's management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. In addition, we have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the CEO and CFO have evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our CEO and CFO have concluded that such disclosure controls and procedures were effective, as of June 30, 2005 (the end of the period covered by this Quarterly Report on Form 10-Q).

Changes in Internal Controls: On April 1, 2005, the Midwest ISO Day 2 market became effective which impacted IPL's electric generation business and purchased power processes. In connection with the implementation of Midwest ISO Day 2, we have implemented new processes and modified existing processes to facilitate our participation in the Midwest ISO market, including the transaction settlement process. IPL and other market participants have raised concerns with certain transactions and the resolution of these items could impact our results of operations. There have not been any other changes in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to Note 8 of the accompanying consolidated financial statements for a summary of significant legal proceedings involving IPALCO and/or IPL. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

Item 6. Exhibits

Exhibit No.	Document

31.1  Certification by Chief Executive Officer required by Rule 13a-14(a)
       or 15d-14(a).

31.2  Certification by Chief Financial Officer required by Rule 13a-14(a)
       or 15d-14(a).

  32  Certification required by Rule 13a-14(b) or 15d-14(b).

99.1  Second Amendment, dated as of May 31, 2005, to Credit Agreement, dated as of June 4, 2003, Among IPL, the Institutions from time to time Parties
      Thereto, as Lenders, and Lasalle Bank National Association, as Agent.

99.2  First Modification, dated as of May 18, 2005, to Credit Agreement, Dated as of May 20, 2004, Among IPL, the Institutions from time to time Parties
      Thereto, as Lenders, and the Huntington National Bank, as Agent.

99.3  Second Amendment, dated as of May 31, 2005, to Amended and Restated
      Receivables Sale Agreement, Dated as of July 20, 2004, Among IPL Funding
      Corporation, ABN AMRO Bank N.V., the Liquidity Providers from time to time
      Parties Thereto and Windmill Funding Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

(Registrant)

Date: August 22, 2005

By:	/s/ Hamsa Shadaksharappa

Hamsa Shadaksharappa
Senior Vice President-Financial Services, Chief Financial Officer and Secretary
(Principal Financial Officer and Duly Authorized Officer)