Form 10-Q
period 2005-09-30
IPALCO ENTERPRISES, INC.
filed 2005-12-13
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

At December 13, 2005, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

                                        Three Months Ended     Nine Months Ended
                                           September 30,           September 30,
                                       ---------------------  ---------------------
                                          2005       2004        2005       2004
                                       ---------- ----------  ---------- ----------
UTILITY OPERATING REVENUES             $ 254,207  $ 230,229   $ 709,895  $ 660,123

UTILITY OPERATING EXPENSES:
 Operation:
   Fuel                                   42,874     49,536     135,407    144,805
   Other operating expenses               42,274     35,338     111,711     93,371
 Power purchased                          23,213      7,489      33,866     13,353
 Maintenance                              15,541     16,477      54,801     56,552
 Depreciation and amortization            33,929     32,160     101,374     91,006
 Taxes other than income taxes             8,847      8,988      27,061     26,092
 Income taxes-net                         30,505     26,284      83,294     78,563
                                       ---------- ----------  ---------- ----------
  Total utility operating expenses       197,183    176,272     547,514    503,742
                                       ---------- ----------  ---------- ----------
UTILITY OPERATING INCOME                  57,024     53,957     162,381    156,381
                                       ---------- ----------  ---------- ----------
OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used
   during construction                       504        321       1,825      1,659
 Gain on sales of assets-net                  -          -           -        852
 Other - net                                (780)      (964)       (379)    (1,254)
 Income tax benefit-net                    6,894      6,991      19,747     20,279
                                       ---------- ----------  ---------- ----------
  Total other income and
    (deductions)-net                       6,618      6,348      21,193     21,536
                                       ---------- ----------  ---------- ----------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt               27,763     28,239      83,941     84,818
 Other interest                              166        157         474        426
 Allowance for borrowed funds
    used during construction                (373)      (568)     (1,070)    (1,822)
 Amortization of redemption premiums
    and expense on debt-net                  724        679       2,088      1,961
 Preferred dividends of subsidiary           803        803       2,410      2,410
                                       ---------- ----------  ---------- ----------
  Total interest and
    other charges-net                     29,083     29,310      87,843     87,793
                                       ---------- ----------  ---------- ----------
NET INCOME                                34,559     30,995      95,731     90,124
                                       ---------- ----------  ---------- ----------
 Other comperehensive income (loss)          849       (980)          7      3,200
                                       ---------- ----------  ---------- ----------
TOTAL COMPREHENSIVE INCOME             $  35,408  $  30,015   $  95,738  $  93,324
                                       ========== ==========  ========== ==========

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In Thousands)

                                                    September 30, December 31,
                                                        2005          2004
                                                   -------------- ------------
                      ASSETS
UTILITY PLANT:
 Utility plant in service                          $   3,492,590  $ 3,421,828
 Less accumulated depreciation                         1,418,964    1,356,364
                                                   -------------- ------------
     Utility plant in service - net                    2,073,626    2,065,464
 Construction work in progress                            71,703       76,303
 Property held for future use                              1,085        1,085
                                                   -------------- ------------
     Utility plant - net                               2,146,414    2,142,852
                                                   -------------- ------------
OTHER ASSETS:
 Nonutility property - at cost, less
  accumulated depreciation                                 1,405        1,499
 Other investments                                         9,701        7,270
                                                   -------------- ------------
     Other assets - net                                   11,106        8,769
                                                   -------------- ------------
CURRENT ASSETS:
 Cash and cash equivalents                                 4,049        3,779
 Short term investments                                    3,300       12,250
 Accounts receivable and unbilled revenue
   (less allowance for doubtful accounts
    of $2,084 and $2,137, respectively)                   55,302       56,125
 Fuel - at average cost                                   16,583       22,392
 Materials and supplies - at average cost                 53,025       48,929
 Net income tax refunds receivable                             -        2,998
 Regulatory Assets                                        27,614        1,966
 Prepayments and other current assets                      6,498        4,526
                                                   -------------- ------------
     Total current assets                                166,371      152,965
                                                   -------------- ------------
DEFERRED DEBITS:
 Regulatory assets                                       156,150      144,730
 Miscellaneous                                            32,187       32,669
                                                   -------------- ------------
     Total deferred debits                               188,337      177,399
                                                   -------------- ------------
             TOTAL                                 $   2,512,228  $ 2,481,985
                                                   ============== ============
          CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common shareholder's deficit:
   Premium on 4% cumulative preferred stock        $         649  $       649
   Paid in capital                                         1,795          791
   Accumulated deficit                                   (46,385)     (58,194)
   Accumulated other comprehensive loss                  (51,321)     (51,328)
                                                   -------------- ------------
     Total common shareholder's deficit                  (95,262)    (108,082)
 Cumulative preferred stock of subsidiary                 59,135       59,135
 Long-term debt                                        1,502,098    1,502,064
                                                   -------------- ------------
     Total capitalization                              1,465,971    1,453,117
                                                   --------------  -----------
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                   60,225       55,611
  Accrued real estate and personal property taxes         12,355       15,840
  Accrued income taxes                                     8,975        9,700
  Accrued interest                                        37,393       27,869
  Customer deposits                                       12,668       11,706
  Other current liabilities                                9,153        4,848
                                                   -------------- ------------
     Total current liabilities                           140,769      125,574
                                                   -------------- ------------
 DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
 Accumulated deferred income taxes - net                 367,280      369,921
 Asset retirement obligations                            399,631      382,559
 Unamortized investment tax credit                        23,481       25,464
 Accrued postretirement benefits                           7,981        6,799
 Accrued pension benefits                                 95,239      107,080
 Miscellaneous                                            11,876       11,471
                                                   -------------- ------------
     Total deferred credits and other
          long-term liabilities                          905,488      903,294
                                                   -------------- ------------
COMMITMENTS AND CONTINGENCIES (Note 8)

             TOTAL                                 $   2,512,228  $ 2,481,985
                                                   ============== ============

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                ---------- ---------
                                                                   2005       2004
                                                                ---------  ---------
Cash Flows from Operations:
 Net income                                                    $  95,731  $  90,124
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                 99,862     91,183
    Amortization of regulatory assets                              3,644      2,016
    Deferred income taxes and investment tax credit
      adjustments - net                                           (7,113)       443
    Gain on sale of land held for sale                                 -     (5,924)
    Gain on sales of assets                                            -       (852)
    (Gain) loss on investments                                      (417)       154
    Pension funding                                              (17,500)    (6,000)
    Allowance for funds used during construction                  (1,825)    (1,659)
  Change in certain assets and liabilities:
    Accounts receivable                                              823     (6,222)
    Fuel, materials and supplies                                   1,713      5,523
    Income taxes receivable or payable                             2,273      9,443
    Accounts payable and accrued expenses                           (208)     2,855
    Accrued real estate and personal property taxes               (3,485)    (6,798)
    Pension benefits                                               5,659      6,520
    Accrued interest                                               9,524     12,883
    Short-term and long-term regulatory assets                   (37,363)    (1,604)
    Other - net                                                    5,318      1,611
                                                                ---------  ---------
Net cash provided by operating activities                        156,636    193,696
                                                                ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - utility                                 (77,692)  (133,266)
  Proceeds from sales of assets                                        -     14,309
  Purchase of short-term investments                            (749,112)  (720,925)
  Proceeds from sales and maturities of
      short-term investments                                     758,062    713,525
  Other                                                           (2,714)    (4,855)
                                                                ---------  ---------
Net cash used in investing activities                            (71,456)  (131,212)
                                                                ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term borrowings                                            71,850    100,000
  Retirement of long-term debt                                   (71,850)   (80,000)
  Dividends on common stock                                      (83,922)   (80,977)
  Other                                                             (988)    (1,083)
                                                                ---------  ---------
Net cash used in financing activities                            (84,910)   (62,060)
                                                                ---------  ---------
Net change in cash and cash equivalents                              270        424
Cash and cash equivalents at beginning of period                   3,779      4,274
                                                                ---------  ---------
Cash and cash equivalents at end of period                     $   4,049  $   4,698
                                                                =========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                       $  74,232  $  70,544
                                                                =========  =========
    Income taxes                                               $  68,393  $  51,123
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

Certain prior period amounts have been reclassified to conform to current year presentation. The accompanying unaudited consolidated balance sheet as of December 31, 2004 reflects a reclassification of instruments used in IPALCO's cash management program from cash and cash equivalents to short-term investments of $12.3 million. This reclassification is to present certain auction rate securities and other highly-liquid instruments as short-term investments rather than as cash equivalents. The reclassification was made based on recent accounting interpretations considering the stated tenor of the maturities of these investments. Corresponding changes were also made to the accompanying unaudited consolidated statements of cash flows. The change resulted in reductions of $17.1 million and $9.7 million, in amounts presented as cash and cash equivalents as of September 30, 2004 and December 31, 2003, respectively.

During 2005, IPALCO determined that the amounts recorded for both deferred income taxes and regulatory assets were understated as of December 31, 2004 by $14.6 million. The December 31, 2004 balances have been adjusted in the accompanying financial statements to reflect the correction.

Certain other prior period amounts have been reclassified to conform to current year presentation, all of which management deems to be immaterial individually and in the aggregate with the reclassifications described above.

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

In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period- specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.

4. SEGMENT INFORMATION

IPALCO's operations are made up almost entirely of its ownership of IPL, its consolidated electric utility, which is a reportable business segment. In addition, IPALCO has outstanding $750 million of Senior Secured Notes as of September 30, 2005 and December 31, 2004; approximately $0.5 million and $0.8 million of nonutility cash and cash equivalents, as of September 30, 2005 and December 31, 2004, respectively; short-term and long-term nonutility investments of $10.2 million and $8.3 million at September 30, 2005 and December 31, 2004, respectively; and income taxes and interest related to those items. There was no utility operating income other than the activities of IPL during the periods covered by this report. Nonutility assets represented less than 1% of IPALCO's total assets as of September 30, 2005 and December 31, 2004 and there were no nonutility capital expenditures during the nine month periods ended September 30, 2005 and 2004.

5. REGULATORY ASSETS (Current and Long Term)

IPL's regulated operations are subject to FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." Accordingly, IPL records assets and liabilities that result from the regulated ratemaking processes that would not be recorded under GAAP for non- regulated entities if it is probable that there will be a corresponding increase or decrease in future rates through the rate-making process. Consequently, IPL has deferred certain costs, which will be amortized over various future periods. These costs are deferred based on our assessment of the probability of recovery. In making such assessment, we consider many factors including, but not limited to, rate orders issued by the Indiana Utility Regulatory Commission (the "IURC"), advice from legal counsel, and IPL's experience with prior rate cases.

Midwest Independent Transmission System Operator, Inc. ("Midwest ISO"). IPL is one of many transmission owners of the Midwest ISO network. IPL pays the Midwest ISO a transmission fee on its retail load and a fee for each wholesale transaction. A portion of the transmission fee paid to the Midwest ISO is deferred as a regulatory asset and the remaining transmission fee, along with all transaction fees, are expensed in other operating expenses.

On April 1, 2005, IPL began participation in the restructured wholesale energy market operated by the Midwest ISO. The implementation of this restructured market marks a significant change in the way IPL buys and sells electricity and schedules generation. Prior to the restructured market, IPL dispatched its generation and purchased power resources directly to meet its demands. In the restructured market, IPL offers its generation and bids its demand into the market on an hourly basis. The Midwest ISO settles these hourly offers and bids based on locational marginal prices ("LMP"), i.e., pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. The Midwest ISO evaluates the market participants' energy injections into, and withdrawals from, the system to economically and reliably dispatch the entire Midwest ISO system on a five-minute basis. Market participants are able to hedge their exposure to congestion charges, which result from constraints on the transmission system, by acquiring certain Financial Transmission Rights ("FTRs"). Participants are allocated FTRs each year and are permitted to purchase additional FTRs.

On July 9, 2004, IPL and other Indiana utilities filed a joint petition with the IURC requesting approval of certain changes in operations and determination of cost recovery resulting from the Midwest ISO implementation of day-ahead and real-time energy markets. On June 1, 2005, the IURC issued an order which approved the changes in operations and allowed IPL to recover the Midwest ISO components of the cost of fuel through fuel adjustment charge proceedings as well as to defer certain administrative and socialized Midwest ISO costs.

The amounts of regulatory assets are as follows:

                                      September 30,  December 31,          Recovery
                                          2005           2004               Period
                                      -------------  ------------   ----------------------
                                               In Thousands

Current:
Deferred Fuel costs                        $25,807            $8    Through 2006 (1)
NOx project expenses                         1,247         1,726    Through 2006 (1)
Air Conditioning Load Management
   (Demand Management)                         232           143    Through 2006 (1)
Other Demand Side Mgmt. Program Costs          328            89    Through 2006 (1)(2)
                                      -------------  ------------
Total Current Regulatory Assets             27,614         1,966
                                      -------------  ------------
Long Term:
Related to Deferred Income Taxes           $98,630       $96,140    Various
Unamortized reacquisition premium
   on debt                                  15,457        15,463    Over remaining life of
Unamortized Petersburg
   unit 4 carrying charges
   and certain other costs                  22,056        22,847    Through 2026 (1)(2)
Deferred Midwest ISO costs                  17,661         7,791    To be determined
Nox project expenses - Pete Unit 2
   Precipitator                              2,346         2,489    Through 2021 (1)
                                      -------------  ------------
Total Long Term Regulatory Assets          156,150       144,730
                                      -------------  ------------
   Total Regulatory Assets                $183,764      $146,696
                                      =============  ============

(1)Recovered per specific rate orders
(2) Recovered with a current return

Deferred Fuel. Deferred fuel costs are a component of current regulatory assets and are expected to be recovered through future fuel adjustment charge proceedings. IPL records deferred fuel in accordance with standards prescribed by the Federal Energy Regulatory Commission (the "FERC"). The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL's fuel adjustment charge and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the fuel adjustment charge proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL's rates are adjusted. Deferred fuel costs have increased $25.8 million during the nine months ended September 30, 2005 because actual fuel and purchased power costs during the period were higher than the estimate of such costs in the fuel adjustment charge proceedings.

Deferred Income Taxes: This amount represents the portion of deferred income taxes that we believe will be recovered through future rates, based upon established regulatory practices, which permit the recovery of current taxes. Accordingly, this regulatory asset is offset by a deferred tax liability and is expected to be recovered, without interest, over the period underlying book-tax timing differences reverse and become current taxes.

Deferred Midwest ISO costs: These consist of administrative and socialized costs from IPL's participation in the Midwest ISO market. IPL received orders from the IURC that granted authority for the deferral of Midwest ISO administrative and socialized costs for recovery in a future base rate case.

6. INDEBTEDNESS

During April 2005, IPL issued, in two separate series, $71.9 million of variable-rate first mortgage bonds. The interest rate for each series is established through a weekly auction. The initial interest rate on both series was 2.25% and the rate in effect as of September 30, 2005 was 2.55% on both series. The 2005A Series bonds, in the principal amount of $41.9 million, mature January 1, 2016. The 2005B Series bonds, in the principal amount of $30.0 million, mature October 1, 2023. In May 2005, the net proceeds of the new debt were used to retire two series of existing fixed-rate first mortgage bonds: (i) $41.9 million at 6.1% maturing January 2016 and (ii) $30.0 million at 5.5% maturing October 2023.

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

Pension Funding: IPL's funding policy for the Defined Benefit Pension Plan and the supplemental retirement plan is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes. IPL made a $17.5 million contribution to the Defined Benefit Pension Plan on September 14, 2005. This was the only contribution to date during 2005 and IPL does not anticipate any further contributions in 2005.

The following table presents information relating to the Defined Benefit Pension Plan and supplemental retirement plan:

                                      For the Three Months    For the Nine Months
                                       Ended September 30,     Ended September 30,
                                      --------------------    --------------------
                                         2005      2004          2005      2004
                                      --------------------    --------------------
Pension Benefits                            (IN THOUSANDS)

Components of net periodic
  benefit cost
Service cost                             $1,033      $914        $3,100    $2,741
Interest cost                             6,473     6,426        19,419    19,278
Expected return on plan assets           (6,547)   (6,782)      (19,526)  (20,287)
Amortization of transition asset           (318)     (353)         (954)   (1,060)
Amortization of prior service cost          434       386         1,303     1,160
Recognized actuarial gain                   781       953         2,342     2,859
                                      --------------------    --------------------
Net periodic benefit cost                $1,856    $1,544        $5,684    $4,691
                                      ====================    ====================

8. COMMITMENTS AND CONTINGENCIES

Legal

IPALCO and certain former officers and directors of IPALCO are defendants in a class action lawsuit under the Employment Retirement Income Security Act, filed in the U.S. District Court for the Southern District of Indiana, regarding matters arising from the acquisition of IPALCO by AES. The lawsuit was filed in March 2002 and alleges breach of fiduciary duties with respect to shares held in IPL's 401(k) thrift plan. IPALCO filed a motion for summary judgment in October 2003, as did the plaintiffs. On August 11, 2005, the court denied both motions for summary judgment. The matter is set for bench trial on February 21, 2006 to determine whether there were any breaches of fiduciary duties. While we cannot predict the outcome, we do not believe that the suit will have a material adverse effect on IPALCO's consolidated financial statements.

In September 2002, IPALCO and certain of its former officers and directors were sued in the U.S. District Court for the Southern District of Indiana in connection with IPALCO's acquisition by AES. The lawsuit was filed on behalf of all persons who exchanged their shares of IPALCO common stock for shares of AES common stock. On July 7, 2005, the court dismissed all claims against all remaining defendants in this matter. The plaintiffs' right to file an appeal expired on August 8, 2005.

Since May 2003, IPALCO, IPL, AES and certain former directors and officers of IPALCO and/or IPL have received subpoenas from the Securities Division of the Indiana Secretary of State seeking information related to the acquisition of IPALCO by AES. On October 5, 2005, the Indiana Secretary of State's office announced the conclusion of its investigation, having found no evidence of Indiana Securities Laws violations.

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

As of September 30, 2005 and December 31, 2004, IPL is a defendant in approximately 110 and 113 pending lawsuits, respectively, alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

It is possible that material additional loss with regard to the asbestos lawsuits could be incurred. At this time, an estimate of additional loss cannot be made. IPL has settled a number of asbestos related lawsuits for amounts which, individually and in the aggregate, are not material to IPL or IPALCO's financial position, results of operations, or cash flows. Historically, settlements paid on IPL's behalf have been comprised of proceeds from one or more insurers along with comparatively smaller contributions by IPL. We are unable to estimate the number of, the effect of, or losses or range of loss which are reasonably possible from the pending lawsuits or any additional asbestos suits. Furthermore, we are unable to estimate the portion of a settlement amount, if any, that may be paid from any insurance coverage for any known or unknown claims. Accordingly, there is no assurance that the pending or any additional suits will not have a material adverse effect on IPALCO's consolidated financial statements.

In addition, IPALCO and IPL are involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on IPALCO's consolidated financial statements.

Environmental

IPALCO and IPL are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We believe that we operate in material compliance with environmental laws, regulations and permits and health and safety laws. We cannot assure, however, that we have been or will be at all times in full compliance with such laws, regulations and permits. Please see Note 12 "Commitments and Contingencies - Environmental" of IPALCO's audited financial statements for the year ended December 31, 2004, included in its annual report on Form 10-K, for a more comprehensive discussion of environmental matters impacting IPALCO and IPL.

9. RELATED PARTY TRANSACTION

In July 2005, IPL purchased, in an arm's length transaction, 3,500 SO2 air emissions allowances at the then current market price of $840 per ton, for a total of $2.9 million from another wholly owned subsidiary of The AES Corporation.

10. SUBSEQUENT EVENT

On October 28, 2005 IPL and the Indiana Office of Utility Consumer Counselor (the "OUCC") reached an agreement to resolve certain Fuel Adjustment Charge allocation issues previously raised by the OUCC, including the treatment of IPL's alternative regulation program (Elect Plan) through the balance of its expiration at the end of 2006. The parties have also agreed to enter into good faith discussions regarding a new alternative regulation program to replace the Elect Plan upon its expiration and the potential filing of new depreciation rates. IPL is phasing out new offers and renewals under the Elect Plan, and beginning August 2005, will voluntarily treat Elect Plan revenues in excess of fuel and purchased power costs as jurisdictional revenue for purposes of the authorized annual jurisdictional net operating income computation. IPL also filed for regulatory approval to provide a one-time energy assistance credit to residential customers, payable in January 2006, of $25 per customer (for approximately $10.4 million in the aggregate).  IPL accrued the liability for the credit in the fourth quarter, 2005.

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

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

  changes in our credit ratings
  performance of pension plan assets
  fluctuations in customer growth and demand
  weather and weather-related damage
  fuel costs
  generating unit availability and capacity
  transmission and distribution system reliability and capacity purchased power costs and availability
  regulatory action, including, but not limited to, the review of our basic rates and charges by the IURC our ownership by The AES Corporation
  federal and state legislation
  changes in financial or regulatory accounting policies
  environmental matters
  interest rates and the availability and other cost of capital labor strikes or other workforce factors
  unanticipated maintenance and capital expenditures
  local economic conditions
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

Overview

IPALCO Enterprises, Inc. is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is Indianapolis Power & Light Company, a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc., is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund. The investment was recorded at $5.8 million, as of September 30, 2005. Our business segments are electric and "all other."

IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 460,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. Historically, approximately 99% of the total electricity produced by IPL was generated from coal. Natural gas and fuel oil combined to provide the remaining kWh generation (primarily for peaking capacity). IPL's net electric generation capability for winter and summer is 3,370 and 3,252 megawatts, respectively. Our corporate mission is to serve our customer's needs for electric power in ways that provide exceptional value to our customers, shareholders, people and communities.

Midwest Independent Transmission System Operators "Midwest Energy Markets" Operations. On April 1, 2005, IPL began participation in the restructured wholesale energy market operated by the Midwest ISO. The implementation of this restructured market marks a significant change in the way IPL buys and sells electricity and schedules generation. Prior to the restructured market, IPL dispatched its generation and purchased power resources directly to meet its demands. In the restructured market, IPL offers its generation and bids its demand into the market on an hourly basis. Midwest ISO settles these hourly offers and bids based on LMPs i.e., pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. The Midwest ISO evaluates the market participants' energy injections into, and withdrawals from, the system to economically dispatch the entire Midwest ISO system on a five- minute basis. Market participants are able to hedge their exposure to congestion charges, which result from constraints on the transmission system, with certain Financial Transmission Rights. Participants are allocated FTRs each year and are permitted to purchase additional FTRs. The net of expenses related to congestion charges and/or FTRs have not been material to our financial statements thus far and we do not expect them to be material in the near term.

As anticipated and in keeping with similar market start-ups around the world, LMPs are volatile and there are process, data, and model issues requiring editing and enhancement. IPL and other market participants have raised concerns with certain Midwest ISO transactions and the resolution of these items could impact our results of operations.

On July 9, 2004, IPL and other Indiana utilities filed a joint petition with the IURC requesting approval of certain changes in operations and determination of cost recovery resulting from the Midwest ISO implementation of Midwest Energy Markets Operations. On June 1, 2005, the IURC issued an order approving the changes in operations and allowing for recovery of the Midwest ISO components of the cost of fuel through fuel adjustment charge proceedings as well as the deferral of certain administrative and socialized Midwest ISO costs. Total Midwest ISO costs deferred as long-term regulatory assets were $17.7 million and $7.8 million as of September 30, 2005 and December 31, 2004, respectively (See also Note 5).

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

Comparison of Quarters Ended September 30, 2005 and September 30, 2004

Our third quarter 2005 net income of $34.6 million increased $3.6 million from net income of $31.0 million in the third quarter of 2004. The following discussion highlights the significant factors contributing to this change.

Utility Operating Revenues

Utility operating revenues increased by $24.0 million during the three months ended September 30, 2005 compared to the prior year as a result of the following (dollars in thousands):

                              September 30,  September 30,  Increase   Percentage
                                  2005           2004      (Decrease)    Change
                              --------------------------------------------------
Retail Revenues                  $237,106      $218,518     $18,588         8.5%
Wholesale Revenues                 13,142         7,979       5,163        64.7%
Miscellaneous Revenues              3,959         3,732         227         6.1%
                              --------------------------------------
Total Operating Revenues         $254,207      $230,229     $23,978        10.4%
                              ======================================

Heating Degree Days                    18            42         (24)      -57.1%
Cooling Degree Days                   917           584         333        57.0%

The 8.5% increase in retail revenues was primarily due to an 8.4% increase in the quantity of kWhs sold ($18.4 million) and an increase in costs IPL recovered from its retail customers associated with its NOx compliance construction program ($6.1 million), offset by a decrease in the weighted average price, excluding NOx recovery, of retail kWhs sold (approximately $5.8 million). The increase in the quantity of retail kWhs sold is primarily due to a 57.0% increase in cooling degree days during the comparative periods and because we increased our retail customer base by approximately 3,100 customers or 0.7% from September 30, 2004 to September 30, 2005. The $5.8 million decrease in the weighted average price, excluding NOx recovery, of retail kWhs sold was primarily due to a lower weighted average per kWh rate, excluding NOx recovery, charged to our residential customers (approximately $4.6 million). IPL's declining block rate structure generally provides for residential customers to be charged a lower per kWh rate at higher consumption levels.

The increase in wholesale revenues was primarily due to a 66.4% increase in the average price of wholesale kWhs sold (approximately $5.6 million), partially offset by a 1.0% decrease in the quantity of wholesale kWhs sold (approximately $0.4 million). The price of wholesale electricity is impacted by changes in delivered fuel prices (primarily natural gas) and the price of environmental emission allowances, as well as the supply of electricity and demand for electricity. Wholesale prices in the Midwest Energy Markets, which began April 1, 2005, are now based upon cleared generation offers and demand bids in the day-ahead and real-time markets. The quantity of wholesale kWh sales is impacted primarily by our replacement cost of coal, the market price of electricity, our retail load requirements and our generation capacity and unit availability.

Utility Operating Expenses

Operating Expenses for the Quarter Ended September 30, 2004     $176.3
Change in deferred fuel costs                                    (20.1)
Increase in purchased power expense                               15.7
Increase in fuel costs                                            14.1
Increase in wages and benefits                                     5.3
Increase in income tax expense                                     4.2
Increase in emissions allowance expense                            1.5
Other miscellaneous variances                                      0.2
                                                            -----------
Operating Expenses for the Quarter Ended September 30, 2005     $197.2
                                                            ===========

The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL's fuel adjustment charge and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the fuel adjustment charge proceedings and therefore the costs are deferred and amortized into expense in the same period that IPL's rates are adjusted. The increase in the deferred fuel credit is primarily because the fuel and purchased power costs were much higher than estimated in the fuel adjustment charge proceedings. The increase in purchased power and fuel costs are partially offset by the deferred fuel adjustment, which is included in "Fuel" on the accompanying statements of income. Purchased power expense increased primarily due to an increase in the market price of purchased power, which is influenced by changes in delivered fuel prices (primarily natural gas) and the price of environmental emission allowances, as well as the supply of electricity and demand for electricity. Fuel costs increased primarily due to the increase in the average price of fuel consumed and because we produced a greater portion of our electricity during 2005 using peaking unit resources as a result of higher electricity demand, primarily caused by average temperatures in the third quarter of 2005 being significantly higher than the same period in 2004.

The increase in wages and employee benefits includes a $2.8 million increase in employee group insurance benefit expenses, a $1.7 million increase in payroll costs and a $0.5 million increase in pension and other postretirement benefits. The increase in employee group insurance benefit expenses results primarily from escalating health insurance claims and additional employees. The increase in payroll costs reflects annual wage increases and additional employees.

Emissions allowance expenses have increased $1.5 million in the third quarter of 2005, as compared to the third quarter of 2004, primarily because in 2004 we were able to rely on allowances allocated to us by the EPA at no cost, as opposed to the third quarter of 2005 when we purchased 3,500 allowances for a total cost of $2.9 million. The price of such allowances has been volatile, therefore, it is difficult to predict what our cost may be in the future, but we do expect our SO2 air emissions allowance costs to increase in the last quarter of 2005 and in 2006, relative to prior years. Pre-tax net operating income increased $7.3 million for the third quarter of 2005 as compared to the same period in the prior year, which contributed $3.0 million to the increase in income tax expense.

Additionally, we expect maintenance expenses to be higher in 2006 as a result of the timing of major generating unit overhauls.

Interest and Other Charges

Interest and other charges decreased by $0.2 million in the third quarter of 2005 as compared to the same period in 2004. The decrease was primarily driven by a $0.5 million decrease in interest paid on long-term debt due to $71.8 million of bonds refinanced in the 2nd quarter of 2005 (see Liquidity and Capital Resources). This decrease was partially offset by a $0.2 million decrease in the allowance for borrowed funds used during construction, which resulted primarily from $53.5 million of equipment being placed in service in May 2005 designed to reduce NOx emissions ($0.2 million).

Comparison of Nine Month Periods Ended September 30, 2005 and September 30, 2004

Our net income during the nine month period ended September 30, 2005 increased by $5.6 million to $95.7 million from the $90.1 million in the same period in 2004. The following discussion highlights the significant factors contributing to this change.

Utility Operating Revenues

Utility operating revenues increased by $49.8 million during the nine months ended September 30, 2005 compared to the prior year as a result of the following (dollars in thousands):

                              September 30,  September 30,   Increase   Percentage
                                  2005           2004       (Decrease)    Change
                              --------------------------------------------------
Retail Revenues                  $656,866      $616,069     $40,797         6.6%
Wholesale Revenues                 40,386        32,565       7,821        24.0%
Miscellaneous Revenues             12,643        11,489       1,154        10.0%
                              --------------------------------------
Total Operating Revenues         $709,895      $660,123     $49,772         7.5%
                              ======================================

Heating Degree Days                 3,181         3,223         (42)       -1.3%
Cooling Degree Days                 1,270           947         323        34.1%

The 6.6% increase in retail revenues was primarily due to a 3.3% increase in the quantity of retail kWhs sold ($21.1 million) and a 3.2% increase in the weighted average price per kWhs sold (approximately $19.7 million). The quantity increase is primarily due to a 34.1% increase in cooling degree days during the comparative periods, and because we increased our retail customer base by approximately 3,100 customers or 0.7% from September 30, 2004 to September 30, 2005. The price variance is primarily the result of costs associated with our NOx compliance construction program ($17.7 million). The increase in wholesale revenues was primarily due to a 37.1% increase in the price of wholesale kWhs sold (approximately $12.1 million), partially offset by a 9.6% decrease in the quantity of wholesale kWhs sold (approximately $4.3 million). Wholesale prices in the Midwest Energy Markets, which began April 1, 2005, are now based upon cleared generation offers and demand bids in the day-ahead and real-time markets.

Utility Operating Expenses

Operating Expenses for the Nine Months Ended September 30, 2004       $503.7
Change in deferred fuel costs                                          (29.3)
Increase in fuel costs                                                  21.1
Increase in purchased power expense                                     20.5
Increase in depreciation and amortization                               10.4
Increase in wages and benefits                                          11.1
Land sale gain in 2004                                                   6.0
Increase in income tax expense                                           4.7
Other miscellaneous variances                                           (0.7)
                                                                  -----------
Operating Expenses for the Nine Months Ended September 30, 2005       $547.5
                                                                  ===========

The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL's fuel adjustment charge and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the fuel adjustment charge proceedings and therefore the costs are deferred and amortized into expense in the same period that IPL's rates are adjusted. The increase in the deferred fuel credit is primarily because the fuel and purchased power costs were much higher than estimated in the fuel adjustment charge proceedings. The increase in purchased power and fuel costs are partially offset by the deferred fuel adjustment, which is included in "Fuel" on the accompanying statements of income. Our fuel costs have risen 15.5% in the comparative periods, primarily as a result of a 8.0% increase in the average price of coal consumed and because we produced a greater portion of our electricity during 2005 using peaking unit resources as a result of higher electricity demand, primarily caused by average summer temperatures in 2005 being significantly higher than in 2004. Purchased power expense increased primarily due to an increase in the market price of purchased power, which is influenced by changes in delivered fuel prices (primarily natural gas) and the price of environmental emission allowances, as well as the supply of electricity and demand for electricity.

The increase in wages and employee benefits includes a $4.6 million increase in payroll costs, a $3.8 million increase in employee group insurance benefit expenses and a $1.6 million increase in pension and other postretirement benefits. The increase in payroll costs reflects annual wage increases and additional employees. The increase in employee group insurance benefit expenses results primarily from escalating health insurance claims and additional employees.

The increase in depreciation and amortization is primarily due to a $5.0 million increase in depreciation on $156.9 million of equipment placed in service in May of 2004 and $53.5 million placed in service in May 2005 designed to reduce NOx emissions and a $4.5 million increase in amortization of regulatory assets related to such equipment. The gain from the sale of land held for sale, recorded as a reduction of other operating expenses, was recognized during 2004 for the sale of approximately 4,000 acres of undeveloped property near Martinsville, Indiana. Pre- tax net operating income increased $10.7 million for the nine months ended September 30, 2005 as compared to the same period in 2004, which contributed $4.3 million to the increase in income tax expense.

Interest and Other Charges

Interest and other charges increased less than 1% during the nine month period ended September 30, 2005 as compared to the same period in 2004, but included a 41.3% decrease in the allowance for borrowed funds used during construction ($0.8). This decrease is primarily related to $156.9 million of equipment being placed in service in May of 2004 and $53.5 million being placed in service in May 2005 designed to reduce NOx emissions ($0.6 million).

Liquidity and Capital Resources

As of September 30, 2005, IPALCO had cash and cash equivalents of $4.0 million and highly liquid short-term investments of $3.3 million. In addition, as of September 30, 2005, IPL has available borrowing capacity of $74.3 million under its $75.0 million committed credit facilities after outstanding existing letters of credit. All long-term borrowings by IPL must first be approved by the IURC and the aggregate amount of IPL's short-term borrowings must be approved by FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 29, 2006. IPL and IPALCO also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under their existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its committed credit facilities, refinance existing debt, issue an additional $30 million of long-term debt approved by the IURC and incur certain other indebtedness. We believe that existing cash balances, cash generated from operating activities and borrowing capacity on IPL's committed credit facilities will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on IPL's committed credit facilities and (iv) additional debt financing.

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

During April 2005, IPL issued, in two separate series, $71.9 million of variable-rate first mortgage bonds. The interest rate for each series is established through a weekly auction. The initial interest rate on both series was 2.25% and the rate in effect as of September 30, 2005 was 2.55% on both series. The 2005A Series bonds, in the principal amount of $41.9 million, mature January 1, 2016. The 2005B Series bonds, in the principal amount of $30.0 million, mature October 1, 2023. In May 2005, the net proceeds of the new debt were used to retire two series of existing fixed-rate first mortgage bonds: (i) $41.9 million at 6.1% maturing January 2016 and (ii) $30.0 million at 5.5% maturing October 2023.

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

In October 2005, Fitch Ratings upgraded the credit ratings of IPL and IPALCO as follows:

                                                 New        Previous
                                                Rating       Rating

         IPL Senior Secured Debt                 BBB+         BBB
         IPL Senior Unsecured Debt               BBB          BBB-
         IPL Preferred Stock                     BBB-         BB+
         IPALCO Senior Unsecured Debt            BBB-         BB

In addition, the ratings outlook for both companies was changed from "positive" to "stable". These changes did not impact the interest rates on any of the outstanding indebtedness at either IPL or IPALCO.

Capital Requirements. Our capital requirements are primarily related to IPL's construction expenditures needed to meet customers' needs for electricity and for environmental compliance. IPL's capital expenditures totaled $77.7 million during the nine months ended September 30, 2005. This represented a decrease of $55.6 million from the comparable period in 2004, primarily because expenditures associated with NOx emission reductions have decreased as the NOx compliance construction program nears completion. Construction expenditures during the first nine months of 2005 were financed with internally generated cash provided by operations. IPL's construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditure program for the three- year period 2005-2007 is currently estimated to be approximately $476 million. The estimated cost of the overall program by year is $134 million in 2005, $215 million in 2006 and $127 million in 2007. It includes approximately $131 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $28 million for construction projects designed to reduce NOx emissions; $204 million for construction projects designed to reduce SO2 and mercury emissions; $102 million for power plant related projects; and $11 million primarily for miscellaneous office equipment and furniture.

Pension Funding. In September 2005, we contributed $17.5 million to the Defined Benefit Pension Plan. This was the only contribution to date during 2005 and IPL does not anticipate making any further pension funding contributions during 2005. We do, however, anticipate our pension funding commitments in 2006 to be greater than 2005. This estimate is based on actuarial assumptions using a discount rate of 6.0% and an assumed long-term rate of return on plan assets of 8.0%.

Dividends. All of our outstanding common stock is owned by AES. During the first nine months of 2005, we paid $83.9 million in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL's results of operations, cash flows, the timing of financings, financial condition, capital requirements, regulatory considerations, and such other factors as IPL's board of directors deems relevant.

Other Regulatory Matters

Purchased Power. IPL is generally allowed to recover, through its fuel adjustment charge, the fuel portion of purchased power costs incurred to meet jurisdictional retail load. Purchased power costs below an established benchmark are presumed to be recoverable energy costs. Prior to March 2005, the benchmark for IPL was fixed at $77.50 per MWh. Under a new settlement agreement approved by the IURC in March 2005, which expires March 31, 2007, the benchmark for IPL is established prospectively each month based on the higher of the prompt month price (futures settlement price on the last trading day of the current month for next month) for natural gas or no. 2 fuel oil. The settlement also generally provides for recovery of 85% of power purchased up to $700/MWh to replace capacity losses for certain full forced outages and environmental derates (unit impairment for environmental conditions) for power purchases up to the first 11% of IPL's total rated summer capacity in any hour and full recovery for power purchases exceeding 11% of IPL's total rated summer capacity in any hour.

Fuel Adjustment Charge Proceedings. On June 1, 2005, the IURC issued an order (the "Midwest ISO Order") approving the changes in operations and allowing for recovery of the Midwest ISO components of the cost of fuel through fuel adjustment charge proceedings as well as the deferral of certain administrative and socialized Midwest ISO costs. In our two most recent quarterly fuel adjustment charge proceedings, the IURC issued orders (the "FAC Orders") which stated that our request for recovery of the Midwest ISO components of the cost of fuel was in conformance with the Midwest ISO Order. The OUCC is responsible for reviewing the costs included in our fuel filings and they are working with each of the Indiana utilities, including IPL, to better understand the Midwest Energy Markets costs. Due to the continued discussions with the OUCC about the implementation of the Midwest ISO Order as well as questions regarding our jurisdictional allocators, the FAC Orders in the fuel adjustment charge proceedings stated that the rates approved should be interim rates, subject to refund. The allocators referenced in the FAC Orders are used to determine our jurisdictional net operating income.

IPL and the OUCC have reached an agreement to resolve certain Fuel Adjustment Charge allocation issues previously raised by the OUCC, including the treatment of IPL's alternative regulation program (Elect Plan) through the balance of its expiration at the end of 2006. The parties have also agreed to enter into good faith discussions regarding a new alternative regulation program to replace the Elect Plan upon its expiration and the potential filing of new depreciation rates. IPL is phasing out new offers and renewals under the Elect Plan, and beginning August 2005, will voluntarily treat Elect Plan revenues in excess of fuel and purchased power costs as jurisdictional revenue for purposes of the authorized annual jurisdictional net operating income computation. IPL also filed for regulatory approval to provide a one-time energy assistance credit to residential customers, payable in January 2006, of $25 per customer (for approximately $10.4 million in the aggregate).  IPL accrued the liability for the credit in the fourth quarter, 2005.

IPL's authorized annual jurisdictional net operating income, for purposes of the quarterly operating income tests, is $163 million, as established in IPL's last base rate case, plus additional returns authorized in the Environmental Compliance Cost Recovery Adjustment filings of $12.7 million, as of IPL's most recent quarterly measurement date on July 31, 2005. With Elect Plan revenues in excess of fuel and program costs being phased into the authorized annual jurisdictional net operating income determination, we are likely to exceed the authorized annual jurisdictional net operating income in future measurement periods. As of July 31, 2005, IPL had a cumulative net operating income deficiency (calculated by summing the quarterly measurement period annual results from the date of the last rate order) of approximately $774 million which can be used as an offset when net operating income in a measurement period exceeds authorized annual jurisdictional net operating income. Because of the deficiency, IPL can, for a period of time, earn above the authorized annual electric jurisdictional retail net operating income without being required to make customer refunds.

Energy Policy Act of 2005. On August 8, 2005, the Energy Policy Act of 2005 (the "EPACT") was signed into law. Much of the legislation directs the FERC, the Department of Energy, and other agencies to develop rules for the implementation of the EPACT. We continue to review the details of the EPACT and are actively engaged in the rulemaking processes of the FERC. The EPACT contains provisions specifically related to the electric utility industry including, but not limited to, the following: climate change issues, mandatory reliability standards, amendments to the Public Utility Regulatory Policies Act, repeal of the Public Utility Holding Company Act, clean power initiatives and energy efficiency proposals.

FERC will certify an electric reliability organization (the "ERO") which will be charged with developing and enforcing mandatory electric reliability standards. FERC issued a notice of proposed rulemaking (the "NOPR") on September 1, 2005, and the comment period has expired. The NOPR outlines criteria for establishing the ERO, the procedures for governing the enforcement action by the ERO and FERC, the criteria for the ERO to delegate authority to regional entities, and the funding for the ERO.

Based on our preliminary analysis, IPL currently believes that there may be some costs and challenges associated with implementation of the EPACT, but we currently do not anticipate a significant effect on our results of operations.

Midwest ISO Transmission and Energy Markets Tariff. On October 7, 2005, the Midwest ISO submitted to FERC a document describing the process to be used by the Midwest ISO to consider and develop expansion projects for the Midwest ISO Transmission Expansion Plan and to designate cost responsibility for such projects. If approved, the plan would require IPL to pay for a portion of the projects. We would likely seek recovery for such costs.

Other

Related Party Transaction. In July 2005, we purchased, in an arm's length transaction, 3,500 SO2 air emissions allowances at the then current market price of $840 per ton, for a total of $2.9 million from another wholly owned subsidiary of The AES Corporation.

Union Negotiations. The collective bargaining agreement with the physical unit of the International Brotherhood of Electrical Workers ("IBEW") will expire on December 19, 2005. This unit of the IBEW represents approximately 760 IPL employees. On December 13, 2005, IPL and the IBEW came to a tentative agreement on a three-year labor contract for the physical bargaining unit. This agreement is conditional upon ratification by union membership. A vote is planned on or before Thursday, December 15, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable pursuant to General Instruction H of the Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of September 30, 2005. IPL's management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. In addition, we have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Due to the material weakness described below, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2005 were not effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. In light of this material weakness, we performed additional analysis and other procedures to ensure that our consolidated financial statements are prepared in accordance with generally accepted accounting principles.

A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No.2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In conjunction with the analysis and review of tax account balances by The AES Corporation, IPL's parent company, management completed an analysis of its deferred income tax related regulatory asset balances on December 6, 2005. Although the Company has completed its preliminary analysis of the accounts and did not identify any adjustments to the third quarter financial statements, it is in the process of completing a more detailed analysis that we expect to complete by year end. The Company does not believe that this analysis will result in material adjustments to the financial statements. However, it determined that a material weakness in internal control over financial reporting existed as of September 30, 2005. Specifically, the Company lacked effective controls to monitor and assess individual components of the deferred income tax related regulatory asset balances to ensure a more than remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected.

The Company's remediation efforts with respect to our deferred income tax regulatory asset balances include identification of all significant components and enhanced controls over the analyses and reconciliation of the activity related to these components. Moreover, these components will be incorporated into and tracked in our tax accounting system in order to facilitate an on- going review. The total deferred income taxes per the Company's financial accounting system will be reconciled to the deferred taxes reported in the tax accounting system on a quarterly basis.

Changes in Internal Controls: In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the third quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Compliance with Section 404 of the Sarbanes Oxley Act of 2002. Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal controls over financial reporting for our Company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, (3) management's assessment of the effectiveness of our internal controls over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective, and (4) a statement that our independent auditors have issued an attestation report on management's assessment of our internal controls over financial reporting.

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

 3.2  Amended and Restated Bylaws of IPALCO

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

IPALCO ENTERPRISES, INC.

(Registrant)

Date: December 13, 2005	By:	/s/ Frank Marino

Frank Marino
Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)