Form 10-K
period 2005-12-31
IPALCO ENTERPRISES, INC.
filed 2006-03-31
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes       No X

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]      Accelerated filer [ ]      Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes      No  X

At March 28, 2006, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH A REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC.

Annual Report on Form 10-K

December 31, 2005

Table of Contents

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K includes ``forward-looking statements'' including, in particular, the statements about our plans, strategies and prospects under the heading ``Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.'' Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words ``could,'' ``may,'' ``predict,'' ``anticipate,'' ``would,'' ``believe,'' ``estimate,'' ``expect,'' ``forecast,'' ``project,'' ``objective,'' and similar expressions are intended to identify forward-looking statements.

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

  changes in our credit ratings or the credit ratings of AES performance of pension plan assets
  fluctuations in customer growth and demand
  weather and weather-related damage
  fuel costs
  the price and availability of environmental emission allowances generating unit availability and capacity
  transmission and distribution system reliability and capacity purchased power costs and availability
  regulatory action, including, but not limited to the review of our basic rates and charges by the Indiana Utility Regulatory Commission ("IURC")
  our ownership by The AES Corporation
  federal and state legislation
  changes in financial or regulatory accounting policies
  environmental matters, including costs of compliance with current and future environmental requirements interest rates and the availability and other cost of capital labor strikes or other workforce factors
  unanticipated maintenance and capital expenditures
  local economic conditions
  acts of terrorism, natural disasters or other catastrophic events unanticipated generation outages, facility maintenance or repairs costs and effects of legal and administrative proceedings, settlements, investigations and claims and the ultimate disposition of litigation industry restructuring, deregulation and competition
  issues related to our participation in the Midwest Independent Transmission System Operators, Inc. ("Midwest ISO") (see below under General), including recovery of costs incurred product development and technology changes

Most of these factors affect us through our consolidated subsidiary Indianapolis Power & Light Company. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. Also see "Item 1A. Risk Factors" for further discussion of some of these factors. We undertake no obligation to publicly update or review any forward-looking information, future events or otherwise.

PART I

Item 1. Business

Overview

IPALCO Enterprises, Inc. ("IPALCO") is a holding company incorporated under the laws of the State of Indiana on September 14, 1983. Our principal subsidiary is Indianapolis Power & Light Company ("IPL"), a regulated electric utility with its customer base concentrated in Indianapolis, Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc. ("Mid-America") is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P. ("EnerTech"), a venture capital fund, valued at $5.8 million, as of December 31, 2005. Throughout this document, the terms "we," "us" and "our" refer to IPALCO and its consolidated subsidiaries. IPALCO is wholly-owned by The AES Corporation ("AES"). Our total electric revenues and net income for the fiscal year ended December 31, 2005 were $951.1 million and $113.9 million, respectively. The book value of our total assets as of December 31, 2005 is $2.6 billion. All of our operations are conducted within the United States of America and primarily within the State of Indiana. Please refer to Note 13 in the audited consolidated financial statements of IPALCO included in this report for segment reporting.

Our principal executive offices are located at One Monument Circle, Indianapolis, Indiana 46204, and our telephone number is (317) 261-8261. Our internet website address is www.iplpower.com.

Indianapolis Power & Light Company

General

We own all of the outstanding common stock of IPL. IPL was incorporated under the laws of the State of Indiana in 1926. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 465,000 retail customers in the city of Indianapolis and neighboring areas within the State of Indiana; the most distant point being about 40 miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations. Two of the generating stations are primarily coal-fired stations. The third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. IPL's net electric generation capability for winter is 3,370 megawatts and net summer capability is 3,252 megawatts. IPL's generation, transmission and distribution facilities are further described under "Item 2. Properties." There have been no significant changes in the services rendered by IPL during 2005.

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. IPL's business is not dependent on any single customer or group of customers. IPL's electricity sales for 2001 through 2005 are set forth in the table of statistical information included at the end of this section.

IPL is a transmission company member of Reliability First Corporation ("RFC"), which began operations on January 1, 2006, and is one of eight Regional Reliability Councils. RFC is the successor organization to the East Central Area Reliability Council under the North American Electric Reliability Council ("NERC"). RFC's purpose is to create a uniform set of reliability standards for the interconnected electric systems within the region. RFC members cooperate under agreements to augment the reliability of its members' electricity supply systems in the RFC region through coordination of the planning and operation of the members' generation and transmission facilities. Smaller electric utility systems, independent power producers and power marketers now can participate as full members of RFC. In addition, IPL is one of many transmission owners of the Midwest ISO, a regional transmission organization formed in 1998 as a non-profit organization which maintains functional control over the combined transmission systems of its members. IPL pays the Midwest ISO a transmission fee on its retail load and a fee for each wholesale transaction.

On April 1, 2005, IPL began participation in the restructured wholesale energy market operated by the Midwest ISO. The implementation of this restructured market marks a significant change in the way IPL buys and sells electricity and schedules generation. Prior to the restructured market, IPL dispatched its generation and purchased power resources directly to meet its demands. In the restructured market, IPL offers its generation and bids its demand into the market on an hourly basis. The Midwest ISO settles these hourly offers and bids based on locational marginal prices ("LMP"), i.e., pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. The Midwest ISO evaluates the market participants' energy injections into, and withdrawals from, the system to economically and reliably dispatch the entire Midwest ISO system on a five- minute basis. Market participants are able to hedge their exposure to congestion charges, which result from constraints on the transmission system, by acquiring certain Financial Transmission Rights ("FTRs"). Participants are allocated FTRs each year and are permitted to purchase additional FTRs. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations- Industry Changes - FERC-Midwest ISO."

Regulation

IPL is subject to regulation by the IURC as to its services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, retail rates and charges, the issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters.

In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") with respect to, among other things, short-term borrowing not regulated by the IURC, the sale of electricity at wholesale and the transmission of electric energy in interstate commerce, the classification of accounts, and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by nonregulated entities.

IPL is also affected by the regulatory jurisdiction of the U.S. Environmental Protection Agency ("EPA"), at the federal level, and the Indiana Department of Environmental Management ("IDEM"), at the state level. Other significant regulatory agencies affecting IPL include, but are not limited to, the U.S. Department of Labor and the Indiana Occupational Safety and Health Administration.

Please see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters and - Industry Changes" for a more comprehensive discussion of regulatory matters impacting IPL and IPALCO.

Retail Ratemaking

IPL's tariff rates for electric service to retail customers (basic rates and charges) are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the Indiana Office of Utility Consumer Counselor ("OUCC"), and other interested consumer groups and customers. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years. In Indiana, basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual operating and maintenance expenditures, capital expenditures, fuel costs, generating unit availability and purchased power costs and availability can affect the return realized.

During 1998, in an Order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily select service under IPL's Elect Plan (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters") options. Under two of these options, the customers' prices are not adjusted for changes in fuel costs or other factors. The Elect Plan expires December 31, 2006.

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

Fuel

In 2005, over 99% of the total kWhs produced by IPL was generated from coal. Natural gas and fuel oil combined to provide the remaining kWh generation. Natural gas is used in IPL's newer combustion turbines. Fuel oil is used for start up and flame stabilization in coal-fired generating units, as primary fuel in oil-fired steam turbine generating units and three older combustion turbines, and as an alternate fuel in two newer combustion turbines.

IPL's existing coal contracts provide for all of its current projected requirements in 2006 and approximately 88% through 2009. IPL has long-term coal contracts with three suppliers. Substantially all of the coal is currently mined in the State of Indiana. More than half of IPL's contracted coal is from one supplier. IPL has entered into three long-term contracts with this supplier, which employs non-unionized labor, for the provision of coal from three separate mines. It is presently believed that all coal burned by IPL will be mined by others. IPL normally carries fuel oil and a 30-60 day system supply of coal to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays.

Statistical Information on Operations

The following table of statistical information presents additional data on IPL's operations:

                                   Year Ended December 31,
                                   -----------------------------------------------------
                                       2005        2004      2003      2002      2001
                                   ------------- --------- --------- --------- ---------
Operating Revenues (In Thousands):
Residential                            $344,323  $314,018  $300,735  $292,855  $289,779
Small commercial and industrial         147,091   137,820   129,790   130,642   127,863
Large commercial and industrial         377,904   354,325   336,136   335,436   334,387
Public lighting                          11,161    11,118    11,022    10,926    10,415
Miscellaneous                            17,274    15,092    21,921    13,657    10,385
                                   ------------- --------- --------- --------- ---------
   Revenues - retail customers          897,753   832,373   799,604   783,516   772,829
Wholesale - REMC                          1,116     1,433     1,330     1,402     1,367
Wholesale - other                        52,210    51,667    37,231    38,160    56,951
                                   ------------- --------- --------- --------- ---------
   Total electric revenues             $951,079  $885,473  $838,165  $823,078  $831,147
                                   ============= ========= ========= ========= =========
Kilowatt-hour Sales (In Millions):
Residential                               5,314     4,984     4,917     4,939     4,717
Small commercial and industrial           2,076     2,028     1,986     2,018     1,955
Large commercial and industrial           7,663     7,489     7,370     7,417     7,337
Public lighting                              83        89        83        72        72
                                   ------------- --------- --------- --------- ---------
   Sales - retail customers              15,136    14,590    14,356    14,446    14,081
Wholesale - REMC                             35        47        44        47        46
Wholesale - other                         1,105     1,568     1,307     1,691     2,129
                                   ------------- --------- --------- --------- ---------
   Total kilowatt-hours sold             16,276    16,205    15,707    16,184    16,256
                                   ============= ========= ========= ========= =========
Retail Customers at End of Year:
Residential                             414,566   410,998   405,549   400,130   394,793
Small commercial and industrial          45,870    45,208    44,833    44,428    43,767
Large commercial and industrial           4,434     4,389     4,327     4,337     4,283
Public lighting                             710       676       666       655       622
                                   ------------- --------- --------- --------- ---------
   Total retail customers               465,580   461,271   455,375   449,550   443,465
                                   ============= ========= ========= ========= =========

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

Regulatory Matters - Rate Developments

Multipollutant Plan filing

On November 30, 2004, in response to a petition we filed, the IURC issued an Order approving up to $182 million of capital expenditures to install pollution control technology at two of our power plants. These capital expenditures are projected to address required sulfur dioxide ("SO2") and mercury emissions reductions from our power plants and to reduce fine particulate pollution in the atmosphere. The Order also approved ratemaking treatment for such expenditures, including a return on the investment and recovery of depreciation expenses and operation and maintenance expenses associated with these projects. The Order also granted IPL the authority to add the approved return on its environmental projects to IPL's authorized annual jurisdictional net operating income in subsequent fuel adjustment charge proceedings. We believe these expenditures are a necessary part of a program designed to reliably and economically achieve the level of emission reductions required by the Clean Air Interstate Rule and Phase I of the Clean Air Mercury Rule (the "Clean Air Rules of 2005") (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Environmental Matters"). During 2005, IPL spent approximately $23.4 million on such technology.

NOx SIP Call

In November 2002, the IURC issued a Certificate of Public Convenience and Necessity for the construction and use of clean coal technology ("CCT") to allow us to meet the NOx emission limits imposed pursuant to the EPA's NOx State Implementation Plan ("SIP") call. The CCT constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and the IURC has approved ratemaking treatment applicable to such property through an Environmental Compliance Cost Recovery Adjustment ("ECCRA"). The ratemaking treatment provided for in the IURC Order includes a return on the investment in IPL's planned CCT projects under construction. After the projects have been placed in service, the approved ratemaking treatment provides for a return on the investment and recovery of the depreciation expenses and operation and maintenance expenses associated with these projects. The ratemaking treatment also provides for recovery of expenditures related to the purchase of NOx emission allowances, should such expenditures be made to supplement our CCT construction projects. IPL may add the approved return on its CCT projects to its authorized annual jurisdictional net operating income in subsequent fuel adjustment charge proceedings. The increase in the amount of rate revenues resulting from IPL's CCT plan is determined in periodic filings to the IURC, which are made at intervals of no more often than every 6 months, and depends on the amount of cumulative investment, depreciation expenses, operation and maintenance expenses and actual NOx emission allowance purchases at the time of each of the filings. The increase in the amount of authorized net operating income resulting from IPL's CCT plan is also determined in periodic filings to the IURC, and depends on the amount of cumulative investment in CCT at the time of each of the filings. These ECCRA filings have collectively added $13.8 million to IPL's authorized annual jurisdictional net operating income through December 31, 2005. IPL has spent approximately $28.4 million in 2005 and $213.3 million in total on NOx emissions reduction projects.

Midwest ISO "Midwest Energy Markets" Operations.

On April 1, 2005, IPL began participation in the restructured wholesale energy market operated by the Midwest ISO, which covers the region including a large portion of 15 Midwestern states and one Canadian province. The implementation of this restructured market marks a significant change in the way IPL buys and sells electricity and schedules generation. Prior to the restructured market, IPL dispatched its generation and purchased power resources directly to meet its demands. In the restructured market, IPL offers its generation and bids its demand into the market on an hourly basis. The Midwest ISO settles these hourly offers and bids based on LMPs, i.e., pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. The Midwest ISO evaluates the market participants' energy injections into, and withdrawals from, the system to dispatch the most economic resources to meet load requirements reliably and efficiently in the entire Midwest ISO system on a five-minute basis. Market participants are able to hedge their exposure to congestion charges, which result from constraints on the transmission system, with certain Financial Transmission Rights. Participants are allocated FTRs each year and are permitted to purchase additional FTRs. The net of expenses related to congestion charges and/or FTRs have not been material to our financial statements thus far and we do not expect them to be material in the near term. IPL's FTRs are carried at estimated fair market value, which was $2.6 million as of December 31, 2005.

As anticipated and in keeping with similar market start-ups around the world, LMPs are volatile and there are process, data, and model issues requiring editing and enhancement. IPL and other market participants have raised concerns with certain Midwest ISO transactions and the resolution of these items could impact our results of operations.

On July 9, 2004, IPL and other Indiana utilities filed a joint petition with the IURC requesting approval of certain changes in operations and determination of cost recovery resulting from the Midwest ISO implementation of Midwest Energy Markets Operations. On June 1, 2005, the IURC issued an order approving the changes in operations and allowing for recovery of the Midwest ISO components of the cost of fuel through fuel adjustment charge proceedings as well as the deferral of certain administrative and socialized Midwest ISO costs. Total Midwest ISO costs deferred as long-term regulatory assets were $20.9 million and $7.8 million as of December 31, 2005 and December 31, 2004, respectively.

See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Industry Changes" for information about our participation in the Midwest ISO. This section also discusses our filing with the IURC related to the Midwest ISO referenced above.

Employees

As of December 31, 2005, IPL had 1,467 employees of whom 1,425 were full time. Of these employees, 976 were represented by the International Brotherhood of Electrical Workers ("IBEW") in two bargaining units: a physical unit and a clerical-technical unit. On December 15, 2005, the IBEW Physical Bargaining Unit ratified a new three-year agreement with IPL expiring December 8, 2008. In February 2004, the membership of the IBEW clerical-technical unit ratified a labor agreement that remains in effect until February 19, 2007. As of December 31, 2005, neither IPALCO nor any of its subsidiaries other than IPL had any employees.

Item 1A. Risk Factors

Investors should consider carefully the following factors that could cause our operating results and financial condition to be materially adversely affected. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. These risk factors should be read in conjunction with the other detailed information concerning IPALCO and IPL set forth in the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

Our electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased fuel or purchased power costs

We operate coal-fired generating facilities and gas and oil-fired turbines, which involves certain risks that can adversely affect energy output and efficiency levels. These risks include:

  increased prices for fuel and fuel transportation as existing contracts expire;
  facility shutdowns due to a breakdown or failure of equipment or processes or interruptions in fuel supply;
  disruptions in the delivery of fuel and lack of adequate inventories;
  labor disputes;
  inability to comply with regulatory or permit requirements;
  disruptions in the delivery of electricity;
  operator error; and
  catastrophic events such as fires, explosions, floods, terrorist acts or other similar occurrences affecting our generating facilities.

The above risks could result in unscheduled plant outages, unanticipated operation and maintenance expenses or increased fuel and purchased power costs, any of which could have a material adverse effect on our operations.

At times, demand for electric energy could exceed our supply capacity

We are currently obligated to supply electric energy in our service territory. From time to time and because of unforeseen circumstances, the demand for electric energy required to meet these obligations could exceed our available electric generating capability. If this occurs, we would have to buy electric energy on the market. We may not always have the ability to pass the costs of purchasing the electric energy on to our customers, and even if we are able to do so, there may be a significant delay between the time the costs are incurred and the time the costs are recovered. Since these situations most often occur during periods of peak demand, it is possible that the market price for electric energy at the time we purchase it could be very high. Even if a supply shortage was brief, we could suffer substantial losses that could diminish our financial condition, results of operations and cash flows.

Our electricity business is highly regulated, and any changes in regulations, or adverse regulatory action, could lower revenues, increase costs or provide our customers with a choice of electric supplier through competition

As an electric utility, we are subject to extensive regulation at both the federal and state level. At the federal level, we are regulated by the FERC and, at the state level, we are regulated by the IURC. The regulatory power of the IURC over IPL is both comprehensive and typical of the economic regulation generally imposed by state public utility commissions. An inherent business risk facing any regulated public utility is that of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Indiana, as it is elsewhere. IPL is subject to regulation by the IURC as to its services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, the increase or decrease in retail rates and charges, the issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters.

IPL's tariff rates for electric service to retail customers consist of basic rates and charges and various tracking mechanisms which are set and approved by the IURC after public hearings. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years, but the IURC has the authority to review the rates of any utility at any time it chooses. We are unable to predict the outcome of any such review. Proceedings to review our basic rates and charges, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the OUCC and other interested consumer groups and customers. In addition, IPL must seek the approval from the IURC through such public proceedings of its tracking mechanism factors to reflect changes in fuel prices or purchased power costs and for the timely recovery of costs incurred during construction and operation of clean coal technology facilities constructed to comply with environmental laws and regulations. There can be no assurance that IPL will be granted approval of its tracking mechanism factors that it requests from the IURC. The failure of the IURC to approve any requested relief, or any other adverse rate determination by the IURC, could have a material adverse effect on our results of operations.

In recent years, federal and state regulation of electric utilities has changed dramatically. On August 8, 2005, the Energy Policy Act of 2005 ("EPAct") was signed into law. Much of the legislation directs the FERC, the Department of Energy, and other agencies to develop rules for the implementation of the EPAct. The EPAct contains provisions specifically related to the electric utility industry including, but not limited to, the following: climate change issues, mandatory reliability standards, amendments to the Public Utility Regulatory Policies Act, repeal of the Public Utility Holding Company Act of 1935, enactment of the Public Utility Holding Company Act of 2005, clean power initiatives and energy efficiency proposals. The adoption of rules implementing EPAct could adversely affect our business.

In addition, competition in wholesale power sales has been introduced at the federal level. Some states have mandated or encouraged competition at the retail level and, in some situations, required divestiture of generating assets. While there is active wholesale competition in Indiana, the retail electric business has remained substantially free from direct competition. Changes in the competitive environment occasioned by legislation or regulation, particularly with respect to retail competition, could adversely affect our business and performance.

Our transmission and distribution system is subject to reliability and capacity risks

The on-going reliable performance of our transmission and distribution system is subject to risks due to, among other things, weather damage, intentional or unintentional damage, plant outages, labor disputes, operator error, or inoperability of key infrastructure internal or external to IPL. The failure of our transmission and distribution system to fully deliver the energy demanded by customers could have a material adverse effect on our operating results, and if such failures occur too often or for an extended period of time, could result in the IURC requiring us to provide rebates to our customers or subject us to fines or other sanctions. In addition, the advent and quick adaptation of new products and services that require increased levels of electrical energy cannot be predicted and could result in insufficient transmission and distribution system capacity. As with all utilities, potential concern over transmission capacity could result in the Midwest ISO or the FERC requiring IPL to upgrade or expand its transmission system through additional capital expenditures.

The Company's disclosure controls and procedures and internal control over financial reporting were determined not to be effective as of December 31, 2005 due to the material weakness that existed in our internal control over financial reporting. Our disclosure controls and procedures and internal control over financial reporting may not be effective in future periods, as a result of existing or newly identified material weaknesses in internal control over financial reporting.

As required by the federal securities laws, our management periodically performs an evaluation of our disclosure controls and procedures. "Disclosure controls and procedures" are controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to the chief executive officer ("CEO") and chief financial officer ("CFO") to allow timely decisions regarding required disclosures. In performing their evaluation of our disclosure controls and procedures, our management identified a material weakness in our controls over accounting for deferred income taxes and and the related regulatory assets. A material weakness is a deficiency, or a combination of deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. For a discussion of this material weakness, see Item 9A of this 2005 annual report on Form 10-K. Due to this material weakness, our management concluded that, as of December 31, 2005, our disclosure controls and procedures were ineffective. As a result of this material weakness, we did not timely file with the SEC our quarterly report on Form 10-Q for the period ended September 30, 2005. In addition, the material weakness and the delay in the filing of our quarterly report could have other adverse effects on our business, including, but not limited to:

  civil litigation or an investigation by the SEC or other regulatory authorities, which could require us to incur significant legal expenses and other costs or to pay damages, fines or other penalties;
  negative publicity; or
  the loss or impairment of investor confidence in our company.

We still have work remaining to remedy our material weakness. We have developed a remediation plan and have begun implementing this plan, but we cannot assure you as to when the remediation plan will be fully implemented, nor can we assure you that future material weaknesses will not be identified by management or its auditors.

Management, including our CEO and CFO, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. In addition, the effect of new, or changes in, accounting policies and practices and the application of such policies and practices could adversely affect our business.

Our participation in the Midwest ISO network involves risks

IPL is a member of the Midwest ISO, a FERC approved regional transmission organization. The Midwest ISO serves the electrical transmission needs of much of the Midwest and maintains operational control over IPL's electric transmission facilities as well as that of the other Midwest utility members of the Midwest ISO. As a result of the Midwest ISO's operational control over much of the Midwestern electric transmission grid, including IPL's transmission facilities, IPL's continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted. Given the nature of the Midwest ISO's policies regarding use of transmission facilities, as well as ongoing FERC initiatives and uncertainties around the fully functioning or "Midwest ISO Day 2" energy market operations, it is difficult to predict near term operational impacts. While it is believed that the Midwest ISO's regional operation of the transmission system will ultimately lead to reliability improvements, we cannot be sure that this will occur.

At the federal level, there are business risks for IPL associated with multiple proceedings pending before the FERC related to our membership and participation in the MISO. These proceedings involve such issues as transmission rates, construction of new transmission facilities, capacity markets, regional transmission organizations and generator dispatch. We currently cannot predict the impact of these proceedings on our financial position, liquidity or results of operations, but the impact could be negative.

To the extent that IPL relies, at least in part, on the performance of the Midwest ISO to maintain the reliability of IPL's transmission and distribution system, it puts the company at risk for the performance of the Midwest ISO. In addition, actions taken by the Midwest ISO to secure the reliable operation of the entire transmission and distribution system operated by the Midwest ISO could result in voltage reductions, rolling blackouts, or sustained system wide blackouts on IPL's transmission and distribution system, any of which could have a material adverse effect on our results of operations.

The potential need to expend capital for improvements to the transmission system, both to IPL's facilities as well as to those facilities of other Midwest ISO members, over the next several years should become more predictable as the Midwest ISO completes studies related to regional transmission planning and improvements and FERC rules and cost recovery allocations are finalized. The Midwest ISO and its members are engaged in a process, as directed by FERC, to develop and include in its tariff, methodologies for sharing transmission expansion and upgrade costs. Such expenditures may be significant and could have an adverse effect on our results of operations.

Our ownership by AES subjects us to potential risks that are beyond our control

All of our common stock is owned by our parent company, AES. The interests of AES may differ from the interests of IPALCO, IPL or any of their creditors or other stakeholders. Further, due to our relationship with AES, any adverse developments and announcements concerning them may affect our ability to access the capital markets and to otherwise conduct our business. In particular, downgrades in AES's credit ratings could potentially result in our or IPL's credit ratings being downgraded. IPALCO's common stock is pledged under AES' Amended and Restated Credit and Reimbursement Agreement as well as AES' Collateral Trust Agreement.

General economic conditions may adversely affect our business

Our business is affected by general economic conditions. In particular, the projected growth in Indianapolis is important to the realization of our forecasts for annual energy sales growth. An unanticipated downturn in the Indianapolis economy could adversely affect our expected performance.

Parties providing construction materials or services may fail to perform their obligations, which could harm our results of operations.

Our construction program calls for extensive investment in capital improvements and additions, including the installation of environmental upgrades, improvements to transmission and distribution facilities as well as other initiatives. As a result, we have engaged numerous contractors and entered into a number of agreements to acquire the necessary materials and/or obtain the required construction related services. This exposes us to the risk that these contractors and other counterparties could fail to perform. In addition, some contracts provide for us to assume the risk of price escalation and availability of certain metals and key components. This could force us to enter into alternative arrangements at then-current market prices that may exceed our contractual prices and almost certainly cause delays in that and related projects. Although our agreements are designed to mitigate the consequences of a potential default by the counterparty, our actual exposure may be greater than these mitigation provisions. This would cause our financial results to be diminished, and we might incur losses or delays in completing construction.

More than half of IPL's supply of coal that it uses to generate substantially all of its electricity comes from one supplier.

In 2005, over 99% of the total kWhs produced by IPL was generated from coal. IPL's existing coal contracts provide for all of its current projected requirements in 2006 and approximately 88% through 2009. IPL has long-term coal contracts with three suppliers. Approximately 61% of IPL's contracted coal is from one supplier. IPL has entered into three long term contracts with this supplier for the provision of coal from three separate mines. Any significant disruption in the delivery of coal from this supplier, or any failure on the part of this supplier to fulfill its contractual obligation to deliver coal to us, could have a material adverse effect on our business. If we had to find another supplier of coal, there can be no assurance that we would be able to purchase coal on similarly favorable terms.

Catastrophic events could adversely affect our facilities, systems and operations

Catastrophic events such as fires, explosions, terrorist acts or natural disasters such as floods, earthquakes or tornadoes, or other similar occurrences could adversely affect our generation facilities, transmission and distribution systems, operations, earnings and cash flow. Our Petersburg Plant is located in the Wabash Valley seismic zone, adjacent to the New Madrid seismic zone, areas of significant seismic activity in the central United States.

Our business is sensitive to variations in weather and seasonal variations

Our business is affected by variations in general weather conditions and unusually severe weather. We forecast electric sales on the basis of normal weather, which represents historical averages. Significant variations from normal weather (such as warmer winters and cooler summers) could have a material impact on our revenue, operating income and net income. Storms that interrupt our services to our customers have in the past required us, and in the future may require us, to incur significant costs to restore services.

We could incur significant capital expenditures to comply with environmental laws and regulations

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. A violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. Although we believe that we are in material compliance with environmental laws, regulations and permits and health and safety laws, we cannot assure you that we have been or will be at all times in full compliance with such laws, regulations and permits. Under certain environmental laws, we could be held responsible for costs relating to contamination at our past or present facilities and at third party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage. We cannot assure that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations or financial condition.

In particular, the Clean Air Act Amendments of 1990 required electric utilities to substantially reduce its emissions of SO2. Historically, IPL has met those reductions via a bank of allowances which developed primarily from the early installation of pollution control equipment coupled with the allocations of allowances from the Environmental Protection Agency. In 2005, the bank became depleted and IPL is projected to be in an SO2 allowance shortfall position for 2006 and 2007. IPL has met the majority of its 2006 projected shortfall by purchasing 11,400 allowances through March 16, 2006 at a total cost of $10.5 million. The remaining projected shortfall for 2006 and 2007 will be met by one of several mechanisms including, but not limited to, purchasing the allowances on the open market or conducting allowance swaps from future year allocations, when IPL is expected to have more allowances than needed to meet EPA requirements. During 2006 and 2007, we expect to place additional clean coal technology in service, which will help reduce our SO2 emissions and therefore help to reduce our future emissions costs. At this time, we cannot predict the total exposure to the SO2 allowance market for 2006 and 2007 but it will likely be material.

Our capital expenditures relating to environmental matters were approximately $56 million in 2005, substantially all of which related to the NOx SIP call and Multipollutant Plan. We currently estimate total additional capital expenditures related to environmental matters of approximately $115 million, $48 million and $8 million during 2006, 2007 and 2008, respectively. The costs of future environmental compliance, especially compliance with clean air laws, could be significant. In addition, any changes in compliance requirements or the interpretation by governmental authorities of existing requirements may impose additional costs on us or require us to curtail some of our business activities. Although we believe we are legally entitled to recover these costs, if we cannot recover these costs in a timely manner, or in an amount sufficient to cover our actual costs, our financial condition and results of operations could be materially and adversely impacted.

Commodity price changes may affect the operating costs and competitive position of our business

Our business is sensitive to changes in the price of coal, the primary fuel we use to produce electricity, and to a lesser extent, to the changes in price of natural gas, purchased power and emission credits. Any changes in coal prices could affect the prices we charge, our operating costs and our competitive position with respect to our products and services. While we have approximately 88% of our current coal requirements through 2009 under long-term contracts, the balance is purchased under short-term contracts and on the spot market where prices can be highly volatile. We are also dependent on purchased power, in part, to meet our seasonal planning reserve margins. Our exposure to fluctuations in the price of coal is limited because pursuant to Indiana law, IPL may apply to the IURC for a change in its fuel charge every three (3) months to recover its estimated fuel costs, which may be above or below the levels included in IPL's base rates. In addition, IPL may recover its purchased power costs in these quarterly fuel adjustment charge proceedings. IPL must present evidence in each proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible. However, these risks are not mitigated with respect to customers and services that are not subject to the fuel adjustment charge, including those customers who have opted under our Elect Plan to either pay a guaranteed fixed rate per unit of consumption or pay the same amount each month, regardless of how much electricity is used, because fuel and purchased power costs are not subject to the fuel adjustment charge with respect to these customers or services. Together, such customers and services made up approximately 12% of our electric energy sales during 2005. Further, increases in fuel and purchased power costs affect electric prices and therefore the competitive position of electricity against other energy sources.

We are subject to employee workforce factors that could affect our businesses and financial condition

We are subject to employee workforce factors, including loss or retirement of key personnel, availability of qualified personnel, collective bargaining agreements with employees and work stoppage that could affect our businesses and financial condition, results of operations and cash flows.

Our net pension plan obligations may require additional significant contributions

We participate in a defined benefit pension plan for our employees. Pension costs are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be wrong, resulting in a shortfall of pension plan assets compared to pension obligations under the pension plan. We are responsible for funding any shortfall of pension plan assets compared to pension obligations under the pension plan. Our pension plan assets consist of investments in equity, real estate, fixed income securities and cash. The downturn in the securities markets during 2000 through 2002 affected the value of our pension plan assets. In addition, decreases in long-term corporate bond rates have increased the measured liability for funding purposes. As a result, our funding obligations increased substantially. We made total cash contributions to the Pension Plans of $17.6 million, $6.1 million and $96.1 million in the years 2005, 2004 and 2003, respectively. Depending on the timing of contributions, pending legislation, and other factors relating to the funding strategy, we anticipate additional program-related cash contributions for pension benefits of approximately $30 to $50 million in 2006. We anticipate federal pension legislation will be adopted this spring, and any such legislation could increase our funding obligations significantly. Future downturns in the equity markets, or the failure of any of our assumptions underlying our estimate of our pension plan obligations to prove correct, could increase the underfunding of the pension plan. This may necessitate additional cash contributions to the pension plan that could adversely affect our liquidity.

We rely on access to the capital markets, so the inability to maintain current credit ratings and access capital markets on favorable terms would likely increase interest costs or adversely affect liquidity and cash flow

From time to time we rely on access to capital markets as a source of liquidity for capital requirements not satisfied by operating cash flows. The inability of IPL or IPALCO to maintain their current credit ratings could affect their ability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets.

From time to time, we are subject to material litigation and regulatory proceedings

We may be subject to material litigation, regulatory proceedings, administrative proceedings, settlements, investigations and claims from time to time. There can be no assurance that the outcome of these matters will not have a material adverse effect on our business, results of operations or financial condition. Please refer to Note 11 of the attached audited consolidated financial statements of IPALCO for a summary of significant legal proceedings involving IPALCO and/or IPL.

The level of our indebtedness, and the security provided for this indebtedness, could adversely affect our financial flexibility

As of December 31, 2005, we had on a consolidated basis $1.44 billion principal amount of outstanding long-term indebtedness and total common shareholder's deficit of ($126.4) million. The Senior Secured Notes of IPALCO in the principal amount of $750 million are secured by IPALCO's pledge of all the outstanding common stock of IPL. IPL had $692.7 million of First Mortgage Bonds outstanding as of December 31, 2005, which are secured by the pledge of substantially all of the assets of IPL under the terms of IPL's Mortgage and Deed of Trust. This level of indebtedness and related security could have important consequences to you, including the following:

  increase our vulnerability to general adverse economic and industry conditions;
  require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund other corporate purposes;
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
  limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, as needed.

We expect to incur additional debt in the future, subject to the terms of our debt agreements and regulatory approvals. To the extent we become more leveraged, the risks described above would increase. Further, our actual cash requirements in the future may be greater than expected. Accordingly, our cash flow from operations may not be sufficient to repay at maturity all of the outstanding debt as it becomes due and, in that event, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms or at all to refinance our debt as it becomes due.

IPALCO is a holding company and is dependent on IPL for dividends to meet its debt service obligations

IPALCO is a holding company with no material assets other than the common stock of its subsidiaries, and accordingly all cash is generated by the operating activities of our subsidiaries, principally IPL. None of our subsidiaries, including IPL, is obligated on our Senior Secured Notes, and none of our subsidiaries will guarantee the notes; however, the common stock of IPL is pledged to secure payment of these notes. Accordingly, our ability to make payments on the notes is dependent not only on the ability of our subsidiaries to generate cash in the future, but also on the ability of our subsidiaries to distribute cash to us. IPL's mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL's ability to issue certain securities or pay cash dividends to us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for a discussion of these restrictions.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Our executive offices are located at One Monument Circle, Indianapolis, Indiana. This facility and the remainder of our material properties in our business and operations are owned directly by IPL. The following is a description of these material properties.

IPL owns two distribution service centers in Indianapolis. IPL also owns the building in Indianapolis which houses its customer service center.

IPL owns and operates four generating stations. Two of the generating stations are primarily coal-fired stations. The third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. For electric generation, the net winter capability is 3,370 MW and net summer capability is 3,252 MW. IPL's highest recorded winter and summer peak loads are 2,671 MW and 3,118 MW, respectively.

IPL's sources of electric generation are as follows:

  Petersburg Plant, located in Pike County, Indiana (seven units placed in service— four in 1967 and one each in 1969, 1977 and 1986) with net winter and summer capabilities of 1,730 MW;
  Harding Street Station, located in the southwest part of Marion County (twelve units placed in service— one each in 1941, 1947, 1958, 1961, 1967, 1994, 1995 and 2002 and four in 1973) with net winter and summer capabilities of 1,196 MW and 1,102 MW, respectively;
  Eagle Valley Plant, located 25 miles southwest of Indianapolis (seven units placed in service— one each in 1949, 1950, 1951, 1956 and 1967 and two in 1953) with net winter and summer capabilities of 344 MW and 341 MW, respectively; and
  Georgetown Combustion Turbine, located in Pike Township on the northwest side of Indianapolis, Indiana (one unit placed in service— May 2000) with net winter and summer capabilities of 100 MW and 79 MW, respectively.

Net electrical generation during 2005, at the Petersburg, Harding Street, Eagle Valley and Georgetown plants accounted for approximately 69.8%, 21.4% and 8.7% and 0.1%, respectively, of IPL's total net generation.

Included in the above totals are three gas turbine units at the Harding Street plant added in 1973, one gas turbine unit added in each of 1994, 1995 and 2002 with a combined nameplate rating of 374 MW. Also included is one diesel unit each at Eagle Valley and Harding Street plants and three diesel units at Petersburg station, all added in 1967. Each diesel unit has a nameplate rating of 3 MW.

IPL's electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, Southern Indiana Gas and Electric Company, Hoosier Energy Rural Electric Cooperative, Inc., and the electric system jointly owned by PSI Energy, Inc., Indiana Municipal Power Agency and Wabash Valley Power Association, Inc. IPL's transmission system includes 457 circuit miles of 345,000 volt lines, 363 circuit miles of 138,000 volt lines and 293 circuit miles of 34,500 volt lines. The distribution system consists of 4,008 circuit miles underground primary and secondary cables and 5,900 circuit miles of overhead primary and secondary wire. Underground street lighting facilities include 686 circuit miles of underground cable. Also included in the system are 75 bulk power substations and 88 distribution substations.

IPL holds an option to purchase suitable acreage of land in Switzerland County, Indiana to use as a potential power plant site. In addition, IPL owns the rights to coal underlying approximately 6,215 acres in Pike and Gibson Counties, Indiana.

All critical facilities owned by IPL are well maintained, in good condition and meet the present needs of IPL.

Mortgage Financing on Properties

The mortgage and deed of trust of IPL, together with the supplemental indentures to the mortgage, secure first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a direct first mortgage lien in the amount of $692.7 million at December 31, 2005. In addition, IPALCO has $750 million principal amount of indebtedness outstanding, which is secured by its pledge of all of the outstanding common stock of IPL.

Item 3. Legal Proceedings

Please refer to Note 11 of the attached audited consolidated financial statements of IPALCO for a summary of significant legal proceedings involving IPALCO and/or IPL. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable pursuant to General Instruction I of the Form 10-K.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

All of the outstanding common stock of IPALCO is owned by AES, and as a result is not listed for trading on any stock exchange.

Dividends. During 2005 and 2004, we paid dividends to AES totaling $110.5 million and $119.1 million, respectively. Future distributions will be determined in the discretion of the Board of Directors of IPALCO and will depend primarily on dividends received from IPL and such other factors as the Board of Directors of IPALCO deems relevant. Please refer to the Liquidity and Capital Resources section of Item 7 of this report for a discussion of limitations on dividends from IPL. In order for us to make any dividend payments to AES, we must, at the time and as a result of such dividends, either maintain certain credit ratings on our $750 million of Senior Secured Notes or be in compliance with leverage and interest coverage ratios contained in the Indenture for our $750 million of Senior Secured Notes. We do not believe this requirement will be a limiting factor in paying dividends in the ordinary course of prudent business operations.

Item 6. Selected Financial Data

The following table presents our selected consolidated financial data, which should be read in conjunction with our audited consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." IPALCO is a wholly-owned subsidiary of AES and therefore does not report earnings or dividends on a per-share basis. Other data that management believes is important in understanding trends in IPALCO's business is also included in this table.

                                                              Year Ended December 31,
                                              ------------------------------------------------------
                                                 2005      2004       2003       2002       2001
                                              ------------------------------------------------------
                                                                        (IN THOUSANDS)
Operating Data:
Total utility operating revenues               $951,079   $885,473   $838,165   $823,078   $831,147
Termination benefit agreement costs (1)              --         --         --         --    (74,765)
Voluntary early retirement program
  benefits costs (2)                                 --         --         --         --    (23,751)
Utility operating income                        208,728    214,334    186,583    200,586    130,641
Allowance for funds used during
  construction                                    3,646      3,769      6,539      5,738      1,974
Net income                                      113,929    124,994    103,265    124,946     77,947

Balance Sheet Data (end of period):
Utility plant - net                           2,165,391  2,142,852  2,096,563  2,028,144  1,984,313
Total assets                                  2,573,156  2,473,919  2,397,810  2,360,169  2,331,312
Common shareholder's equity (deficit)          (126,401)  (108,082)  (121,778)   (92,449)     4,229
Cumulative preferred stock of subsidiary         59,135     59,135     59,135     59,135     59,135
Long term debt (less current maturities)      1,443,316  1,502,064  1,482,011  1,372,006  1,371,930
Long-term capital lease obligations               2,401      4,148        747         --         --

Other Data:
Utility capital expenditures                    112,207    163,540    145,836    110,270    107,127
  Termination benefits represent costs related to the termination of certain employees as a result of our acquisition by AES. The pretax expenses included $59.4 million related to termination benefit agreements and severance, $9.2 million in supplemental retirement costs and $6.2 million in restricted stock expense.
  Voluntary Early Retirement Program ("VERP") benefit costs represented $19.2 million in pre-tax non-cash pension and $4.6 million other postretirement benefit costs associated with the VERP plans implemented in 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our audited financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see "Cautionary Note Regarding Forward - Looking Statements" at the beginning of this Form 10-K and Item 1A. Risk Factors.

Introduction

IPALCO is a holding company incorporated under the laws of the State of Indiana. Our principal subsidiary is IPL, a regulated utility operating in the State of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America, is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech, a venture capital fund, valued at $5.8 million, as of December 31, 2005. Our business segments are electric and "all other."

IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 465,000 retail customers in the city of Indianapolis and neighboring areas within the State of Indiana. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the State of Indiana. Historically, approximately 99% of the total electricity produced by IPL was generated from coal. Natural gas and fuel oil combined to provide the remaining kWh generation (primarily for peaking capacity). IPL's net electric generation capability for winter and summer is 3,370 and 3,252 megawatts, respectively. Our corporate mission is to serve our customer's needs for electric power in ways that provide exceptional value to our customers, shareholders, people and communities.

The most important matters on which we focus in evaluating IPALCO's financial condition and operating performance and allocating our resources include: (i) recurring factors which have significant impacts on operating performance such as; regulatory action, environmental matters, weather and weather-related damage in IPL's service area, the wholesale price of electricity, generating unit availability and capacity, and the local economy; (ii) our progress on performance improvement strategies designed to maintain high standards in several operating areas (including safety, environmental, reliability, and customer service) simultaneously; and (iii) our short-term and long-term financial and operating strategies. For a discussion of how we are impacted by regulation and environmental matters, please see Regulatory Matters and Environmental Matters later in this section.

Weather and weather-related damage in IPL's service area. Extreme high and low temperatures in our service area have a significant impact on revenues as many of our retail customers use electricity to power air conditioners, electric furnaces and heat pumps. To illustrate, during the third fiscal quarter of 2005, when IPL's service territory experienced a 57% increase in cooling degree days as compared to the same period in 2004, IPL realized a $18.6 million, or 8.5% increase in retail revenues, primarily due to the higher summer temperatures. In addition, because extreme temperatures have the effect of increasing demand for electricity, the wholesale price for electricity generally increases during periods of extreme hot or cold weather and, therefore, if IPL has excess capacity, it can generate additional income by selling power on the wholesale market (see below).

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, which can cause power outages, which reduces revenues and increases repair costs.

Wholesale price of electricity. At times, IPL will purchase power on the wholesale markets, and at other times IPL will have electric generation capacity available for sale on the wholesale market in competition with other utilities and power generators. During the past five years, wholesale revenues represented 5.6% of IPL's total electric revenues. IPL's ability to compete in the wholesale market for the sale of its excess generation is dependent on the price, terms and conditions of the sale. The price of wholesale power can be volatile and therefore IPL's revenues from wholesale sales can fluctuate significantly from year to year. The weighted average price of wholesale kWhs IPL sold increased approximately 42% in 2005 as compared to 2004.

In 2005, the Midwest ISO's Midwest Market Initiative ("MMI") changed IPL's interface with the wholesale energy markets, particularly with respect to day-ahead and real-time transactions. See also, "Industry Changes" for information about our participation in the Midwest ISO that impacts both revenues and costs associated with IPL's energy service to its utility customers beginning in 2005.

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

Local economy. Increases in commercial and industrial productivity in IPL's service area generally lead to increased use of electricity. During 2005, 40% of our revenues came from large commercial and industrial customers. During the past 10 years, IPL's retail kWh sales have grown at a compound annual rate of 1.5%.

Performance improvement program. Our objective is to achieve top industry performance in the United States by focusing on performance in seven key areas: safety, the environment, customer service, reliability (production and delivery), financial performance (retail rates and shareholder value), employee loyalty and community leadership and by balancing them in a way and to a degree necessary to ensure a sustainable level of excellence in all these areas simultaneously as compared to our peers. We monitor our performance in these areas, and where practical and meaningful, compare performance in some areas to peer utilities. We have implemented numerous initiatives in order to meet our performance goals. The result was improved overall operational performance during 2005, including improvements in safety, environmental compliance, generation reliability and customer service. Conversely, performance during increased storm activity from August to November caused us to miss our aggressive goals for power delivery reliability in 2005.

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

Regulation. As a regulated utility, IPL applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," which gives recognition to the ratemaking and accounting practices of the IURC and the FERC. In accordance with SFAS No. 71, IPL has recognized as regulatory assets, deferred costs totaling $198.4 million that have been included as allowable costs for ratemaking purposes, as authorized by the IURC or established regulatory practices. Specific regulatory assets are disclosed in Note 5 to IPALCO's audited consolidated financial statements. The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific Orders from the IURC, regulatory precedent and the current regulatory environment. To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period earnings. IPL's regulatory assets have been approved by specific Order of the IURC or established regulatory practices.

Revenue Recognition. Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, we estimate line losses on a monthly basis. The effect on 2005 revenues and ending unbilled revenues of a one percentage point increase and decrease in the estimated line losses for the month of December 2005 is ($0.4 million) and $0.4 million, respectively. At December 31, 2005, customer accounts receivable include unbilled energy revenues of $44.8 million on a base of annual revenue of $951.1 million.

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

Pension Costs. Most of IPL's employees participate in the Employees' Retirement Plan of Indianapolis Power & Light Company (the "Defined Benefit Pension Plan"). Reported expenses relevant to the Defined Benefit Pension Plan are dependant upon numerous factors resulting from actual plan experience and assumptions of future experience, including the performance of plan assets and actual benefits paid out in future years. Pension costs associated with the Defined Benefit Pension Plan are impacted by the level of contributions made to the plan, earnings on plan assets and employee demographics, including age, job responsibilities and employment periods. Changes made to the provisions of the Defined Benefit Pension Plan may impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the corporate bond discount rates used in determining the projected benefit obligation and pension costs. Pension expense, net of amounts capitalized, for the years ended December 31, 2005, 2004, and 2003 was $6.8 million, $5.6 million, and $9.7 million, respectively.

Previously, federal law required employers to use the 30-year Treasury bond rate for a variety of pension calculations, including plan liability determinations, funding requirements and premiums plan sponsors pay to the Pension Benefit Guarantee Corporation ("PBGC") for insurance. In 2001, the Treasury Department discontinued the 30-year bond, and yields began to drop. This inflated pension liabilities, which in turn forced employers to increase contributions and insurance premium payments. Congress passed temporary relief for the years 2002 and 2003 which allowed companies to use a higher maximum fluctuation above the weighted average 30-year Treasury bond rate. In April 2004, Congress passed additional temporary relief replacing the 30-year bond with a temporary corporate long-term bond rate. This temporary relief expired December 31, 2005. In the fall of 2005, the U.S. Senate and the U.S. House of Representatives each passed its own version of broad pension funding reform. A conference committee is expected to begin reconciling the two bills very soon, which will likely result in broad pension funding reform becoming law effective January 1, 2007. Because both the House and Senate versions of the bill extend to 2006 the funding relief which applied in 2004 and 2005, we expect that this temporary relief will be incorporated into any final legislation. A failure to extend the temporary relief would significantly increase near-term contributions.

We would anticipate that any final pension funding reform legislation will address, among other things, funding rules, disclosures to participants and premium payments to the PBGC. The final legislation will likely require the use of a discount rate based on corporate bond rates, and that the funding target will be to achieve a funded status of 100% over a period of seven to ten years. In the fall of 2005, we undertook two sets of projections of the likely funding requirements for the plan: (1) assuming the law remains unchanged, the funding rules remain the same as they were for 2005 and the temporary relief discussed above is extended; and (2) assuming that broad pension funding reform, as proposed by Rep. Boehner, were to become law effective January 1, 2007. We found that the effect of broad pension funding reform would be to increase the net present value of the expected contributions over the next 10 years by approximately $20-$25 million after tax, where the net present value was determined using a cost of capital of 12% and a tax rate of 40%.

Pension plan assets consist of investments in equity, real estate, fixed income securities and cash. Differences between actual portfolio returns and expected returns may result in increased or decreased pension costs in future periods. Pension costs are determined on November 30 for the following year based on the market value of pension plan assets, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets. For 2005, we determined expense using a discount rate of 6.0% and an assumed long-term rate of return on plan assets of 8.0%.

In determining the discount rate to use for valuing liabilities we use the market yield curve on high quality fixed income investments as of November 30. We hire actuaries to project the expected benefit payments under the plan based on participant data which we supply and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

In determining our discount rate, we utilize a yield curve created by deriving the rates for hypothetical zero coupon bonds from high-yield AA-rated coupon bonds of varying maturities between 0.5 and 30 years. Non-callable bonds and outliers (defined as bonds with yields outside of two standard deviations from the mean) are excluded in computing the yield curve. Using the bond universe just described, regression analysis using least squares regression is used to determine the best-fitting regression curve that links yield-to-maturity to time-to maturity. We then convert the regressed coupon yield curve into a spot rate curve using the standard "bootstrapping" technique, which assumes that the price of a coupon bond for a given maturity equals the present value of the underlying bond cash flows using zero-coupon spot rates. In making this conversion, we assume that the regressed coupon yield at each maturity date represents a coupon- paying bond trading at par. We also convert the bond-equivalent (compounded semiannually) yields to effective annual yields during this process. The pension cash flows are produced for each year into the future until no more benefit payments are expected to be paid, and represent the cash flows used to produce the pension benefit obligation for pension valuations. The pension cash flows are matched to the appropriate spot rates and discounted back to the measurement date. The cash flows after 30 years are discounted assuming the 30-year spot rate remains constant beyond 30 years. Once the present value of the cash flows as of the measurement date has been determined using the spot rates from the Mercer Yield Curve, a single equivalent discount rate is developed. This rate is the single uniform discount rate that, when applied to the same cash flows, results in the same present value of the cash flows as of the measurement date.

In establishing our expected long-term rate of return assumption, we utilize a methodology which employs the practice of using a "risk premium building block" approach as the framework. This approach involves using historical performance data to first determine the return differential between a particular asset class and a less risky base index (i.e., the added return provided to investors as compensation for assuming added risk), then applying that premium to the estimate of the base index's future long-term return. We take into account the expected future weighted-average returns for each asset class based on the target asset allocation.

We begin by calculating the long-term return estimate for cash, or the "risk-free rate." This is the foundation for the building block methodology. Then a long-term inflation rate is estimated based upon certain economic assumptions. For each asset class, the historical annualized return of the asset class is determined, then reduced by the historical annualized return of cash during the same time period, which represents the historical "risk premium." This calculated risk premium is then added to the long-term return estimate for cash. The calculated estimate is then adjusted to take into account current market conditions and expectations.

We have the actuary complete an independent analysis of the long-term rate of return on pension assets to validate the results of the "risk premium building block" methodology. As of November 30, 2005, we lowered the discount rate from 6.0% to 5.81% and the expected long-term rate of return on assets remained constant at 8.00%. These assumptions affect the pension expense determined for 2006. The effect on 2006 total pension expense of a one percentage point increase and decrease in the assumed discount rate is ($3.4 million) and $3.9 million, respectively. The effect on 2006 total pension expense of a one percentage point increase and decrease in the expected long- term rate of return on plan assets is ($3.4 million) and $3.4 million, respectively.

Impairment of Long-lived Assets. Accounting principles generally accepted in the United States of America require that we measure long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of IPL's utility plant assets was $2.2 billion at December 31, 2005. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional investment in the assets, such as NOx expenditures; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

Income Taxes. We are subject to federal and State of Indiana income taxes. Our income tax provision requires significant judgment and is based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In January 2006, the Internal Revenue Service completed an examination of our filings for the period 1996 through March of 2001. The examination resulted in a refund due to us of approximately $21 million, which we expect to receive in the first half of 2006. As a result, we reduced our income tax contingency reserves in 2005 by $1.8 million.

We regularly assess the potential outcome of tax examinations when determining the adequacy of our income tax provisions. Tax reserves have been established, which we believe to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While we believe that the amount of the tax reserves is reasonable, it is possible that the ultimate outcome of future examinations may exceed current reserves in amounts that could be material. A range of these amounts cannot be reasonably estimated as of December 31, 2005.

The American Jobs Creation Act of 2004, signed into law on October 22, 2004, created new Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities.  IPL's electric production activities qualify for this deduction.  The deduction is equal to 3% of qualifying production activity income (QPAI) for the taxable year, with certain limitations.  This deduction increases to 6% of QPAI beginning in 2007 and 9% of QPAI beginning in 2010 and thereafter.  The 2005 tax benefit associated with the Section 199 domestic production deduction is estimated to be $2.2 million and will be finalized prior to filing the 2005 federal income tax return in 2006.

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

Results of Operations

See also, the statistical information table included in Item 1. Business of this report, for additional revenue data such as kWh sales and number of customers by customer class.

The year ended December 31, 2005 as compared to the year ended December 31, 2004

Utility Operating Revenues

Utility operating revenues increased in 2005 from the prior year by $65.6 million, which resulted from the following changes (dollars in thousands):

                                   2005         2004               Percentage
Utility Operating Revenues       Revenues     Revenues    Change     Change
                               ------------  ---------- ---------- ----------
Retail Revenues                   $880,479    $817,281    $63,198        7.7%
Wholesale Revenues                  53,326      53,100        226        0.4%
Miscellaneous Revenues              17,274      15,092      2,182       14.5%
                               ------------  ---------- ----------
Total Utility
 Operating Revenues               $951,079    $885,473    $65,606        7.4%
                               ============  ========== ==========
Heating Degree Days                  5,251       5,065        186        3.7%
Cooling Degree Days                  1,306         952        354       37.2%

The 7.7% increase in retail revenues was primarily due to a 3.7% increase in the quantity of retail kWhs sold ($31.8 million) and a 3.8% increase in the weighted average price per kWh sold (approximately $31.4 million). The quantity increase is primarily due to a 37.2% increase in cooling degree days during the comparative periods, and because we increased our retail customer base by approximately 4,300 customers or 0.9% during 2005. The price variance is primarily the result of an increase in costs IPL recovered from our retail customers associated with our NOx compliance construction program ($18.7 million) and a $14.4 million increase in fuel costs charged to retail customers through the fuel adjustment charge proceeding (see below).

Wholesale revenues remained steady from 2004. While the weighted average price per kWh sold increased 42.2%, the number of kWhs sold decreased 29.4%, primarily because our higher retail load requirements left us with less capacity available for wholesale sales.

The $2.2 million increase in miscellaneous revenues is primarily the result of increased gains from sales and exchanges of environmental allowances ($1.8 million). In addition, during the first quarter of 2006, we recognized a $3.5 million gain from exchanging 2,500 vintage 2007 SO2 air emissions allowances for 2,510 vintage 2005 SO2 air emissions allowances. The gain results from exchanging allowances that were granted to us by the EPA at no charge and recorded at cost, which is zero, for allowances that are recorded at their fair market value.

Utility Operating Expenses

The following table illustrates the primary operating expense changes from 2004 to 2005 for IPALCO (in millions):

2004 Operating Expenses                                                      $671.1
 Change in deferred fuel costs                                                (42.3)
 Increase in purchased power expense                                           36.5
 Increase in fuel costs                                                        30.8
 Increase in wages and benefits                                                17.7
 Increase in depreciation and amortization                                     10.8
 Increase in emissions allowance expense                                        9.5
 Land sale gain in 2004                                                         5.9
 Other miscellaneous variances                                                  2.4
                                                                      --------------
2005 Operating Expenses                                                      $742.4
                                                                      ==============

The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL's fuel adjustment charge and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the fuel adjustment charge proceedings and therefore the costs are deferred and amortized into expense in the same period that IPL's rates are adjusted. The increase in the deferred fuel credit is primarily because the fuel and purchased power costs were much higher than estimated in the fuel adjustment charge proceedings. The increases in purchased power and fuel costs are partially offset by the deferred fuel adjustment, which is included in "Fuel" on the accompanying statements of income. Purchased power expense increased primarily due to an increase in the market price of purchased power, which is influenced by changes in delivered fuel prices (primarily natural gas) and the price of environmental emission allowances, as well as the supply of electricity and demand for electricity. Fuel costs increased primarily due to the increase in the average price of fuel consumed and because we produced a greater portion of our electricity during 2005 using peaking unit resources as a result of higher electricity demand primarily caused by average temperatures in the third quarter of 2005 being significantly higher than the same period in 2004.

The increase in wages and employee benefits includes a $4.9 million increase in employee group insurance benefit expenses, a $9.4 million increase in salaries and wages and a $1.9 million increase in pension and other postretirement benefits. The increase in employee group insurance benefit expenses results primarily from escalating health insurance claims and additional employees. IPL had 3.0% more full-time employees at the end of 2005 than at the end of 2004. The increase in salaries and wages reflects annual wage increases and the additional employees. The increase in pension and other postretirement benefits is primarily related to increased service costs ($1.2 million), and a lower return on pension plan assets in 2005 ($0.7 million).

The increase in depreciation and amortization is primarily due to a $5.6 million increase in depreciation on $156.9 million of equipment placed in service in May of 2004 and $52.5 million placed in service in May 2005 designed to reduce NOx emissions and a $4.3 million increase in amortization of NOx related regulatory assets. Emissions allowance expenses have increased $9.5 million during 2005, as compared to 2004, primarily because in 2004 we were able to rely on allowances allocated to us by the EPA at no cost, as opposed to 2005 when it has been necessary to purchase allowances. Our emissions allowance expense in 2006 will be higher than in 2005 because we purchased a greater portion of our projected allowance needs in the market. During 2006 and 2007, we expect to place additional clean coal technology in service, which will help reduce our SO2 emissions and therefore help to reduce our future emissions costs. See also "Environmental Matters - SO2 Allowances." The gain from the sale of land held for sale, recorded as a reduction of other operating expenses, was recognized during 2004 for the sale of approximately 4,000 acres of undeveloped property near Martinsville, Indiana

Other Income and Deductions

Other income and deductions decreased from income of $28.2 million in 2004 to income of $22.3 million in 2005. Included in this decrease is a $5.7 million decrease in the income tax benefit, primarily due to the changes in previously recorded tax contingencies, and a $0.9 million gain on the sale of noncore real estate assets in 2004.

Interest and Other Charges

Interest and other charges decreased slightly ($0.5 million), for the year ended December 31, 2005 from the same period in 2004. This decrease is primarily due to less interest paid on $71.9 million of first mortgage bonds ($1.4 million) as a result of refinancing these bonds at a lower interest rate (See "Liquidity and Capital Resources" for details). This decrease is partially offset by a $0.6 million increase in the allowance for borrowed funds used during construction.

The year ended December 31, 2004 as compared to the year ended December 31, 2003

Utility Operating Revenues

Utility operating revenues increased in 2004 from the prior year by $47.3 million, which resulted from the following (dollars in thousands):

                                   2004         2003               Percentage
Utility Operating Revenues       Revenues     Revenues    Change     Change
                               ------------  ---------- ---------- ----------
Retail Revenues                   $817,281    $777,683    $39,598        5.1%
Wholesale Revenues                  53,100      38,561     14,539       37.7%
Miscellaneous Revenues              15,092      21,921     (6,829)     -31.2%
                               ------------  ---------- ----------
Total Utility
 Operating Revenues               $885,473    $838,165    $47,308        5.6%
                               ============  ========== ==========
Heating Degree Days                  5,065       5,502       (437)      -7.9%
Cooling Degree Days                    952         890         62        7.0%

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

The $6.8 million decrease in miscellaneous revenues is primarily the result of a $3.8 million decrease in gains on sales of environmental air emissions allowances and a $3.0 million decrease in revenues from the Midwest ISO. The Midwest ISO was established as a non-profit organization to maintain functional control over the combined transmission systems of its members. As a transmission owner, IPL receives a portion of the transmission service revenues from all wholesale kWh sales on the Midwest ISO network based on its percentage of transmission system investment within the Midwest ISO footprint. In addition, IPL pays the Midwest ISO an added transmission cost on its retail load and a fee for each wholesale transaction. A portion of the additional transmission cost paid to the Midwest ISO is deferred as a regulatory asset and the remaining transmission costs, along with all transaction fees, are expensed in other operating expenses.

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

Liquidity and Capital Resources

Overview

As of December 31, 2005, IPALCO had cash and cash equivalents of $6.0 million and highly liquid short-term investments of $1.6 million. In addition, as of December 31, 2005, IPL had available borrowing capacity of $22.0 million under its $75.0 million committed credit facilities after outstanding borrowings of $52.3 million and existing letters of credit. All long-term borrowings by IPL must first be approved by the IURC and the aggregate amount of IPL's short-term borrowings under its current annual credit facilities must be approved by FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 29, 2006. IPL and IPALCO also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under their existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its committed credit facilities, refinance existing debt, issue additional $60 million of long-term debt approved by the IURC (see below) and incur certain other indebtedness. We believe that existing cash balances, cash generated from operating activities and borrowing capacity on IPL's committed credit facilities will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on IPL's committed credit facilities; and (iv) additional debt financing.

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

IPL's mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL's ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2005, exceeded IPL's retained earnings at that date. In addition, pursuant to IPL's articles, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends under the terms of its credit facilities if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before interest and taxes to interest expense of not less than 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .60 to 1, in order to pay dividends. As of December 31, 2005 and as of the filing of this report, IPL and IPALCO were in compliance with all financial covenants and no event of default existed.

IPL's amended articles of incorporation also require that, so long as any shares of preferred stock are outstanding, the net income of IPL, as specified in the articles, be at least one and one- half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding, and any proposed, preferred stock before any additional preferred stock is issued. The mortgage requires that net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. As of December 31, 2005, the requirements would not materially restrict IPL's ability to issue additional preferred stock or first mortgage bonds in the ordinary course of prudent business operations.

During April 2005, IPL issued, in two separate series, $71.9 million of variable-rate first mortgage bonds. The interest rate for each series is established through a weekly auction. The initial interest rate on both series was 2.25% and the rate in effect as of December 31, 2005 was 3.5% on both series. The 2005A Series bonds, in the principal amount of $41.9 million, mature January 1, 2016. The 2005B Series bonds, in the principal amount of $30.0 million, mature October 1, 2023. In May 2005, the net proceeds of the new debt were used to retire two series of existing fixed-rate first mortgage bonds: (i) $41.9 million at 6.1% maturing January 2016 and (ii) $30.0 million at 5.5% maturing October 2023.

In May 2005, IPL amended three financing arrangements to extend the maturity dates. IPL's $45 million committed line of credit was extended to May 18, 2006. IPL's credit agreement, which includes a $30 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly), was extended to May 30, 2006 and includes a one year extension for the $40.6 million liquidity facility at IPL's option. IPL's receivable sale agreement was extended to May 30, 2006.

On February 12, 2003 and April 16, 2003, the IURC issued Orders (collectively the "IURC 2003 Financing Order"), approving IPL's 2003-2006 financing program, including, among other things, the issuance of up to $160 million of additional long-term debt to pay, in part, for its capital expenditure program during 2003-2005, and the refinancing of up to approximately $211 million of long-term debt. To date, $130 million of additional long-term debt has since been issued and the $80 million of long-term debt due in February 2004 was refinanced. The IURC 2003 Financing Order also set forth a process whereby, prior to declaring or paying common stock dividends, IPL must file a report with the IURC which includes certain specific historical and pro forma financial information including, among other things, information relating to dividends proposed, dividends paid in the prior twelve months, capitalization and retained earnings. The IURC 2003 Financing Order states that IPL is not to pay any common stock dividends until after twenty calendar days have passed after IPL has filed its report, or after the IURC approves the common stock dividend after initiating a proceeding to explore the implications of a proposed dividend. If within twenty calendar days the IURC does not initiate a proceeding to further explore the implications of the proposed dividend, the proposed dividend will be deemed approved. The IURC 2003 Financing Order stated that such process should continue in effect during the term of the financing authority, which expires December 31, 2006.

The reports filed to date with the IURC under the dividend reporting process were all deemed approved after twenty calendar days had elapsed and the IURC did not initiate any proceedings to explore the implications of the proposed dividends. We continue to believe that IPL will not be prevented from paying future dividends in the ordinary course of prudent business operations.

In December 2005, IPL filed a new financing petition with the IURC requesting, among other things, authority to issue a total of $60 million of debt in 2006 (including $30 million approved in the previous financing petition, but not yet issued) and to refinance $80 million of debt that matures in 2007. On February 10, 2006, the OUCC filed testimony in this docket, which did not oppose the relief requested. The IURC held a public hearing on March 1, 2006 and an Order was issued approving our Financing Petition on March 22, 2006.

Our principal sources of funds in 2005 were net cash provided by operating activities of $172.4 million, net proceeds of approximately $71.9 million from the sale of IPL first mortgage bonds and net borrowings on our lines of credit of $52.3 million. Net cash provided by operating activities is net of cash paid for interest of $112.8 million and pension funding of $17.6 million. The principal uses of funds in 2005 included capital expenditures of $112.2 million, dividends to AES of $110.5 million, and the retirement of $71.9 million of first mortgage bonds. We believe our future principal uses of net cash provided by operating activities, net of required pension contributions, will be capital expenditures and distributions to our parent, AES.

While we believe that our sources of liquidity will be adequate to meet our needs, this belief is based on a number of material assumptions, including, without limitation, assumptions about weather, economic conditions, our credit ratings and those of AES and IPL, regulatory constraints, environmental pronouncements and pension obligations. If and to the extent these assumptions prove to be inaccurate, our sources of liquidity may be affected. Moreover, changes in these factors or in the bank or other credit markets could reduce available credit or our ability to renew existing credit or liquidity facilities on acceptable terms. The absence of adequate liquidity could adversely affect our ability to operate our business, and our results of operations and financial condition.

Our non-contingent contractual obligations as of December 31, 2005 are set forth below:

                                                    Payment due by period
                                                      (in millions)
                                    Less than    1 to 3     4 to 5     Over 5
                                      1 year     years      years      years      Total
                                    ---------- ---------- ---------- ---------- ----------
Long-term debt, including current      $111.1     $455.0          --    $988.9   $1,555.0
  maturities
Capital lease obligations                 1.0        1.9        0.5        0.2        3.6
Operating lease obligations               1.0        1.7        0.3        0.1        3.1
Interest obligations (1)                111.6      204.0       70.8      584.0      970.4
Purchase obligations (2):
  Coal, gas and related
    transportation (3)                  125.7      228.1       35.8        1.2      390.8
  Construction related                   87.1       22.0          --         --     109.1
  Other                                   9.8       12.8       12.4       45.1       80.1
Pension (4)                                 --         --         --         --         --
                                    ---------- ---------- ---------- ---------- ----------
Total                                  $447.3     $925.5     $119.8   $1,619.5   $3,112.1
                                    ========== ========== ========== ========== ==========
  Represents interest payment obligations related to fixed and variable rate debt. Interest related to variable rate debt is calculated using the rate in effect at December 31, 2005.
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
  Depending on pending legislation and other factors related to our funding strategy, we estimate potential cash contributions to the Pension Plans of $30 to $50 million in 2006.

Capital Expenditures

We spent approximately $112.2 million and $163.5 million on capital expenditures in 2005 and 2004, respectively. Capital expenditures during these periods were financed using internally generated cash provided by operations, IPL's credit facilities and the net proceeds from the sales of first mortgage bonds. IPL's construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditure program for the three-year period 2006-2008 is currently estimated to cost approximately $473 million. The estimated cost of the overall program by year is $213 million in 2006, $120 million in 2007 and $140 million in 2008. It includes approximately $152 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $171 million for construction projects designed to reduce SO2 and mercury emissions; $104 million for power plant related projects; $40 million for investments associated with additional generation and $6 million for other miscellaneous equipment and furniture. We currently estimate total capital expenditures related to environmental matters to be approximately $115 million, $48 million and $8 million during 2006, 2007 and 2008. See "- Environmental Matters-NOx SIP Call" and "-Environmental Matters - Multipollutant Plan Filing" below, regarding the IURC ratemaking treatment providing for recovery of our NOx, SO2 and mercury emissions compliance costs.

Distributions

All of our outstanding common stock is held by AES. During 2005 and 2004, we paid $110.5 million and $119.1 million, respectively, in dividends to AES. Future distributions will be determined in the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL's actual results of operations, cash flows, financial condition, capital requirements, regulatory considerations (including compliance with the IURC 2003 Financing Order described above), and such other factors as IPL's board of directors deems relevant.

Pension Plans

Total cash contributed to the Defined Benefit Pension Plan and supplemental retirement plan (the "Pension Plans") was $17.6 million in 2005 and $6.1 million in 2004. Depending on the pending legislation and other factors related to our funding strategy, we estimate potential cash contributions to the Pension Plans of $30 to $50 million in 2006. This estimate is based on actuarial assumptions using a required discount rate for ERISA minimum funding purposes of 5.78%.

Under the pension funding law as in effect during 2005, we estimate the plan's current liability for ERISA funding purposes to be approximately $475 million as of January 1, 2006, based on an estimated current liability discount rate of 5.78%. The estimated actuarial value of plan assets as of January 1, 2006 is $380 million, which implies a shortfall of $95 million. The estimated actuarial value is comprised of 1) the fair market value of assets, 2) company contributions made by September 15, 2006 - which are applied to the 2005 plan year, and 3) any actuarial adjustment, which is the smoothing of the plan's gains and losses over the past five years. The shortfall will need to be made up by a combination of 1) future company contributions and 2) investment returns in excess of the estimated current liability discount rate. Thus, any investment returns on the plan assets in excess of 5.78% will serve to reduce the funding shortfall, while any deficiency in investment returns relative to the 5.78% assumption will serve to increase the funding shortfall. Note that these estimates do not include the effect of broad pension funding reform. See "----Critical Accounting Estimates" for a discussion of the estimated effect of new pension legislation.

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

Related Party Transactions

Please see below under Off Balance Sheet Arrangements for details of related party transactions with IPL Funding Corporation.

In June 2004, IPL entered into an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits, in which AES and other AES subsidiaries also participate. Health and Welfare Benefit Plans LLC will administer the financial aspects of the group insurance program, receive all premium payments from the participating affiliates, and make all vendor payments. The cost of coverage under this program, which began August 1, 2004, was approximately $19.2 million and $5.6 million in 2005 and 2004, respectively. As of December 31, 2005 and 2004, we had prepaid approximately $1.5 million and $1.4 million for coverage under this plan.

Effective September 1, 2003, IPALCO and IPL entered into a property insurance program in which AES and other AES subsidiaries also participate. The program includes a policy issued by a third party insurance company for funding losses of the participants up to a total aggregate amount of $20 million. Funds to pay claims within this limit will be derived from premiums paid to this third party carrier by the participants and will be deposited into a trust fund owned by AES Global Insurance Company, a wholly-owned subsidiary of AES, but controlled by the third party carrier. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence. We believe that the combined cost of these policies is less than comparable insurance in the marketplace. The cost of coverage under this program, which began September 1, 2003, was approximately $2.8 million; $3.0 million and $1.0 million in 2005, 2004 and 2003, respectively.

In July 2005, IPL purchased, in an arm's length transaction, 3,500 SO2 air emissions allowances at the then current market price of $840 per ton, for a total of $2.9 million from a wholly-owned subsidiary of The AES Corporation.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income. The balance due (to)/from AES under this agreement was $16.2 million and ($2.1 million) as of December 31, 2005 and December 31, 2004, respectively.

Inflation

Recent inflation rates have not materially impacted our liquidity or financial condition. Our exposure to fluctuations in the price of coal and purchased power is limited because IURC regulations generally provide for the recovery of fuel and purchased power costs (up to a benchmark) in the ordinary course of prudent business operations related to serving IPL's jurisdictional customers. This recovery is accomplished through a fuel cost adjustment filing with the IURC. (See - Regulatory Matters-Retail Ratemaking for details.)

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on the IPALCO Notes and IPL's credit facilities (as well as the amount of certain other fees on the credit facilities) are dependent upon the credit ratings of IPALCO and IPL, respectively. In the event IPL's credit ratings are downgraded or upgraded, the interest rates and certain other fees charged to IPL could increase, or decrease, respectively. However, on the IPALCO Notes, the applicable interest rate can not increase any further, but upgrades in IPALCO's credit ratings can decrease the interest rates charged on the IPALCO Notes. Downgrades in the credit ratings of AES would likely result in IPL's and/or IPALCO's credit ratings being downgraded. In October 2005, Fitch Ratings upgraded the credit ratings of IPL and IPALCO, but this upgrade did not impact any of our rates or fees. We cannot assure you that our current credit ratings or the credit ratings of IPL will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. During 2003, certain of IPALCO and IPL's credit ratings were downgraded. As a result of the downgrades, On May 15, 2003, the interest rates on the IPALCO Notes were increased by 50 basis points. In addition, certain other fees related to IPL's credit lines have increased due to such downgrades. These downgrades did not impact the interest rates on IPL's existing long-term debt. We cannot assure you that our current credit ratings or the credit ratings of IPL will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency.

The credit ratings of IPALCO and IPL as of March 28, 2006 are as follows:

                                                           Standard & Poors
                                                  Moody's        (S&P)           Fitch
                                                 --------- ----------------- -------------
IPALCO Senior Secured Notes                         Ba1           BB-             BB
IPL Issuer Rating/Corporate
 Credit Rating/Long Term Issuer Default Rating     Baa3           BB+            BBB-
IPL Senior Secured                                 Baa2          BBB-            BBB+
IPL Senior Unsecured                                 -            BB-             BBB

Off-Balance Sheet Arrangements

IPL formed IPL Funding Corporation ("IPL Funding") in 1996 to sell, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL to the Purchasers (see below) in exchange for cash. IPL Funding is not consolidated by IPL or IPALCO since it meets requirements set forth in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to be considered a qualified special- purpose entity. IPL Funding has entered into a purchase facility with unrelated parties (the "Purchasers") pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million of the receivables purchased from IPL. During 2005, this agreement was extended through May 30, 2006. As of December 31, 2005, the aggregate amount of receivables IPL Funding has sold to the Purchasers was $50.0 million. Accounts receivable on IPALCO's balance sheets are stated net of the $50 million sold.

The net cash flows between IPL and IPL Funding are limited to cash payments made by IPL to IPL Funding for interest charges and processing fees. These payments totaled approximately $2.1 million, $1.1 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. IPL retains servicing responsibilities through its role as a collection agent for the amounts due on the purchased receivables. IPL and IPL Funding provide certain indemnities to the Purchasers, including indemnification in the event that there is a breach of representations and warranties made with respect to the purchased receivables. IPL Funding and IPL each have agreed to indemnify the Purchasers on an after-tax basis for any and all damages, losses, claims, liabilities, penalties, taxes, costs and expenses at any time imposed on or incurred by the indemnified parties arising out of or otherwise relating to the purchase facility, subject to certain limitations as defined in the purchase facility. The transfers of receivables to IPL Funding are recorded as sales however no gain or loss is recorded on the sale.

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

An inherent business risk facing any regulated public utility is that of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Indiana, as it is elsewhere. IPL attempts to work cooperatively with regulators and those who participate in the regulatory process, while remaining vigilant in protecting or asserting IPL's legal rights in the regulatory process. IPL takes an active role in addressing regulatory policy issues in the current regulatory environment. Current federal initiatives include FERC's efforts to deregulate the wholesale energy markets (discussed below under "- Industry Changes-FERC-Midwest ISO"). Additionally, there is increased activity by environmental regulators. (See Environmental Matters.)

Retail Ratemaking

IPL's tariff rates for electric service to retail customers consist of basic rates and charges and various tracking mechanisms to reflect changes in fuel prices or purchased power, referred to as Fuel Adjustment Charges or "FACs," or for the timely recovery of costs incurred to comply with environmental laws and regulations, referred to as Environmental Compliance Cost Recovery Adjustments ("ECCRA"). Each of these tariff rate components may be set and approved by the IURC in separate proceedings at different points in time. In addition, IPL has various alternative regulatory plans that were approved by the IURC, including the Elect Plan as discussed herein. These components function somewhat independently of one another, but would all be subject to review at the time of any review of our basic rates and charges. For example, the Elect Plan expires at the end of 2006; FAC proceedings occur on a quarterly basis; the ECCRA proceedings occur on a semi-annual basis; and IPL last filed for a change in its basic rates and charges in 1994.

Basic Rates and Charges

IPL's basic rates and charges represent the largest component of the company's annual revenues and are intended to allow us to collect the cost of providing service to our customers, including a fair return on the fair value of our assets. These basic rates and charges are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the Indiana Office of Utility Consumer Counselor, as well as other interested consumer groups and customers. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years. In Indiana, basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual operating and maintenance expenditures, capital expenditures, fuel costs, generating unit availability and purchased power costs and availability can affect the return realized. IPL's basic rates and charges are subject to review by the IURC at any time.

IPL's ECCRA allows us to recover the costs, including a return, associated with certain investments we make in qualifying environmental compliance control facilities, to meet the NOx emission limits imposed pursuant to the EPA's NOx SIP call and the requirements under the Clean Air Interstate Rule and the Clean Air Mercury Rule. IPL may file a request for a change in its ECCRA no more often than every 6 months.

Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income

IPL may apply to the IURC for a change in its fuel charge every three months to recover its estimated fuel costs, including the fuel portion of purchased power costs, which may be above or below the levels included in IPL's basic rates and charges. IPL must present evidence in each fuel adjustment charge proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power, or both, so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible.

Purchased power costs below an established benchmark are presumed to be recoverable energy costs. Under a settlement agreement approved by the IURC in March 2005, which expires March 31, 2007, the benchmark for IPL is established prospectively each month based on the higher of the prompt month price (futures settlement price on the last trading day of the current month for next month) for natural gas or No. 2 fuel oil. The settlement also generally provides for recovery of 85% of power purchased up to $700/MWh to replace capacity losses for certain full forced outages and environmental derates (unit impairment for environmental conditions) for power purchases up to the first 11% of IPL's total rated summer capacity in any hour and full recovery for power purchases exceeding 11% of IPL's total rated summer capacity in any hour.

Our three most recent fuel adjustment charge proceeding ("FAC") Orders approved rates that are interim rates, subject to refund, because of issues regarding the appropriateness of recovery in the FAC process of Day Ahead Revenue Sufficiency Guarantee Distribution Amounts and Real-Time Revenue Sufficiency Guarantee First Pass Distribution Amounts assessed by Midwest ISO. IPL is a party to a Joint Petition, docketed as Cause No. 42962, which seeks IURC approval of recovery of these charges through the FAC process. A hearing is scheduled to be held on March 29, 2006.

Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual jurisdictional net operating income and cannot be offset by applicable cumulative net operating income deficiencies. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be the lesser of one-fourth of the excess annual jurisdictional net operating income grossed up for federal and state taxes or one-fourth of the cumulative net operating income deficiencies and excesses for the applicable period grossed up for federal and state taxes. This provision for an automatic refund exists within the statute governing the FAC proceedings, and is independent of the IURC's ability to review basic rates and charges.

IPL's authorized annual jurisdictional net operating income, for purposes of the quarterly operating income tests, attendant with its FAC proceedings, is $163 million, as established in IPL's last base rate case, plus additional returns authorized in the ECCRA filings of $13.8 million as of December 31, 2005. During the quarterly FAC filings in 2004 and the first three filings in 2005, the IURC found that IPL's rolling annual jurisdictional retail electric operating income was less than the authorized annual jurisdictional net operating income. In IPL's most recently completed December 2005 FAC filing, the IURC found that IPL's rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income by $1.6 million. We may exceed the authorized annual jurisdictional net operating income in future measurement periods. In IPL's most recently completed FAC filing, IPL had a cumulative net operating income deficiency of $772.0 million. Because IPL has a cumulative net operating income deficiency, we have not been required to make customer refunds in our FAC proceedings when IPL's rolling annual jurisdictional retail electric operating income has been greater than the authorized annual jurisdictional net operating income. The deficiency is calculated by summing the quarterly measurement period annual results from the date of the last rate Order establishing IPL's basic rates and charges. Because of the deficiency it is possible for IPL to earn above the authorized annual electric jurisdictional retail net operating income without being required to make customer refunds in its FAC proceedings.

Elect Plan

During 1998, in an Order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily select service under IPL's Elect Plan. We assume fuel and purchase power cost risk for Elect Plan customers. Elect Plan allows IPL to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service plans. As of December 31, 2005, approximately 2% of IPL's retail customers were included in the Elect Plan. Customers who do not choose one of the Elect Plan options receive electric service under existing tariffs. IPL's authority to offer these options will expire on December 31, 2006. IPL is currently considering seeking IURC approval of alternative customer offerings to take effect subsequent to December 31, 2006. Under the Elect Plan, eligible IPL customers may enter into written contracts for:

Fixed Rate— Pay a guaranteed fixed rate per unit of consumption

Green Power— Purchase environmentally friendly or "green" power

Sure Bill— Pay the same bill each month for 12 months, regardless of how much electricity is used

However, due to contract notice provisions and the expiration of Elect Plan on December 31, 2006, new contracts are being executed only for Green Power at this time.

IURC 2003 Financing Order

On February 12, 2003, the IURC issued an Order which approved IPL's 2003-2006 financing program and set forth a process whereby IPL must file a report with the IURC, prior to declaring or paying common stock dividends. Please see "Liquidity and Capital Resources" for more information relating to that Order.

IURC 2005 Financing Petition

In December 2005, IPL filed a new financing petition with the IURC requesting, among other things, authority to issue a total of $60 million of debt in 2006 (including $30 million approved in the previous financing petition, but not yet issued) and to refinance $80 million of debt that matures in 2007. On February 10, 2006, the Indiana Office of Utility Consumer Counselor filed testimony in this docket, which did not oppose the relief requested. The IURC held a public hearing on March 1, 2006 and an Order was issued approving our Financing Petition on March 22, 2006.

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

Energy Policy Act of 2005

On August 8, 2005, Energy Policy Act of 2005 ("EPAct") was signed into law. Much of the legislation directs the FERC, the Department of Energy, and other agencies to develop rules for the implementation of the EPAct. We continue to review the details of the EPAct and are actively engaged in the rulemaking processes of the FERC. The EPAct contains provisions specifically related to the electric utility industry including, but not limited to, the following: climate change issues, mandatory reliability standards, amendments to the Public Utility Regulatory Policies Act, repeal of the Public Utility Holding Company Act, clean power initiatives and energy efficiency proposals.

FERC will certify an Electric Reliability Organization ("ERO") which will be charged with developing and enforcing mandatory electric reliability standards. FERC issued a Final Rule on February 3, 2006, which, among other things, outlines criteria for establishing the ERO, procedures under which the ERO may propose reliability standards, the procedures for governing the enforcement action by the ERO and FERC, the criteria for the ERO to delegate authority to regional entities, and the funding for the ERO.

EPAct repealed the Public Utility Holding Company Act of 1935 and enacted the Public Utility Holding Company Act of 2005 ("PUHCA 2005"). The legislation required FERC to issue final rules to implement PUHCA 2005 by December 8, 2005 and for the rules to be in place prior to February 8, 2006, which is the date the 1935 law is repealed and the new PUHCA 2005 takes effect. While PUHCA 2005 is much less prescriptive than the 1935 Act, it still requires holding companies to retain certain records and make regular filings with FERC. Under PUHCA 2005 and FERC's implementing rules, IPALCO meets the definition of a holding company and must notify FERC of its status by March 10, 2006. IPALCO has done so, however, IPALCO is also eligible to file for a waiver from the requirements of PUHCA 2005 and FERC's regulations thereunder. This waiver is available by virtue of its status a "single-state holding company system," which is defined under FERC's rules as "a holding company system whose public utility operations are confined substantially to a single state." Upon filing for the waiver, IPALCO shall be deemed to have a temporary exemption. If FERC takes no action within 60 days after the date of filing, the waiver shall be deemed to have been granted. IPALCO has filed for a waiver from PUHCA 2005 and expects to be granted a waiver.

Based on our preliminary analysis, IPL currently believes that there may be some costs and challenges associated with implementation of the EPAct, but we currently do not anticipate a significant effect on our results of operations.

FERC - Midwest ISO

Background. IPL's participation in the wholesale power and transmission markets is subject to FERC requirements. IPL filed its open access transmission service tariff and request for the authority to sell wholesale power at market-based rates on January 6, 2000. FERC accepted IPL's tariff and made effective its market-based rate authority on April 29, 2000. Subsequently, IPL joined the Midwest ISO and sought FERC and IURC approval of the transfer of functional control of its transmission facilities to the Midwest ISO. Upon approval by the agencies, IPL's transmission operations were integrated with those of the Midwest ISO on February 1, 2002. Transmission service over IPL's facilities is now provided through the Midwest ISO's tariff.

Midwest ISO's Open Access Transmission and Energy Markets Tariff. The Midwest ISO filed its revised Open Access Transmission and Energy Markets Tariff ("TEMT") with the FERC in March 2004, as part of the Midwest Market Initiative ("MMI") to standardize the structure and operation of competitive wholesale power markets in the Midwest. In general, the TEMT seeks to mimic the electric market operations in regions served by ISO New England, New York ISO and PJM Interconnection. Subsequent Orders issued by FERC accepted and suspended the proposed TEMT and permitted it to become effective March 1, 2005, subject to conditions and further Orders on specific issues. Subsequent Orders addressed the treatment of certain grandfathered agreements (which does not have a material affect on IPL or its agreements) and directed the Midwest ISO to implement additional safeguards during the startup and transition to fully-functioning energy markets ("Midwest ISO Day 2"). On January 27, 2005, the Midwest ISO announced it would proceed to implement its energy market but settlements under the TEMT would not be financially binding during March for parties participating in the energy market until April 1, 2005. The Midwest ISO began operating financially binding Midwest ISO Day 2 markets on April 1, 2005. While Midwest ISO Day 2 market operations began on April 1, 2005, it should also be noted that several parties have filed petitions for review of the FERC Orders allowing for the start-up of Midwest ISO Day 2 markets in the United States Court of Appeals for the D.C. Circuit. Those petitions are pending and IPL cannot predict the future impact, if any, of court action.

The MMI is designed to provide non-discriminatory transmission services, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. This initiative includes a market-based transmission congestion management system that relies on LMPs, i.e., pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. Market participants are able to hedge their exposure to these congestion costs by acquiring certain financial transmission rights with which they may receive compensation for, or be required to pay, congestion related charges. The TEMT also allows the Midwest ISO to operate bid-based "Day Ahead" and "Real Time" electricity markets. Generating units throughout the Midwest ISO footprint, including IPL's units are generally dispatched through a process known as a "Security Constrained Unit Commitment." IPL can self-schedule its units as well, but this process is also accomplished under the auspices of the Midwest ISO and its TEMT.

Market Based Rates and Market Power. In April 2004, the FERC issued two Orders concerning the ability of a utility to sell wholesale electricity at market-based rates, including the adoption of new interim screens for assessing potential generation market power of applicants for wholesale market based rates. IPL submitted, in November 2004, as supplemented February 2005, a Market Power Analysis pursuant to the FERC's Orders. In April 2005, the FERC accepted our updated analysis and found that IPL satisfies the FERC's standards for market-based rate authority. The FERC directed, however, that IPL revise its market-based rate tariff to include a prohibition on sales under that tariff to affiliates without first receiving the FERC's prior authorization to do so. We submitted such a filing in May 2005, which the FERC accepted in June 2005. The FERC also stated in the April 2005 Order that IPL's next updated Market Power Analysis is due within three years of the date of that Order.

Operational Changes and Cost Recovery. In July 2004, IPL, PSI Energy, Inc, Northern Indiana Public Service Company, Inc., and Vectren Energy Delivery of Indiana, Inc., filed a Joint Petition with the IURC for approval of certain changes in operations resulting from the implementation of the Midwest ISO Day-Ahead and Real-Time Energy and Financial Transmission Rights Markets as part of Midwest ISO Day 2, and for determination of the manner and timing of recovery of costs resulting from Midwest ISO Day 2. The Midwest ISO's implementation of the Day 2 MMI resulted in operational changes for IPL, and these operational changes resulted in costs and cost structures that differ in form from those previously incurred. On June 1, 2005, the IURC approved the changes in operations resulting from the implementation of Midwest ISO Day 2, and set forth certain charges that may be recovered through IPL's quarterly FACs, and other charges that may be deferred for future recovery. At this time, the only open issue regarding recovery of Midwest ISO Day 2 costs is the appropriateness of recovery in the FAC process of Day Ahead Revenue Sufficiency Guarantee Distribution Amounts and Real-Time Revenue Sufficiency Guarantee First Pass Distribution Amounts. IPL is a party to a Joint Petition, docketed as Cause No. 42962, which seeks IURC approval of recovery of these charges through the FAC process. That matter is set for hearing on March 29, 2006. Until an Order is issued by the IURC resolving this issue, IPL's FAC factors are considered interim rates, subject to refund, to the extent they include recovery of these charge types. IPL is unable to predict the outcome of that proceeding.

Wholesale Energy Markets

The MMI changed IPL's interface with wholesale energy markets, particularly with respect to day-ahead and real-time transactions. On occasion, IPL depends on purchased power to meet its retail load obligations. We currently purchase power from specific counter-parties with which we have executed interchange agreements in place. Subsequent to the start up of the MMI, most of these purchases were made using the Midwest ISO energy market. IPL also engages in limited wholesale power marketing after first providing for its projected utility retail load. Power marketing enables us to use available power generating capacity, when not needed to serve retail load, to generate wholesale revenues. Our ability to compete effectively in the wholesale market is dependent on a variety of factors, including our available excess generation, the supply of wholesale power, and the price, terms and conditions of sales we propose. Wholesale revenues are generated primarily from sales directly to the Midwest ISO Energy Market, replacing the previous practice of direct wholesale sales to individual wholesale counter-parties using existing interchange agreements. During the past five years, wholesale revenues represented 5.6% of our total electric revenues.

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

Passage of the EPAct by Congress has put processes in place for FERC to certify an ERO by mid 2006. The ERO will develop mandatory reliability standards that must be approved by FERC. FERC was also given the authority to assess monetary fines for non-compliance with the reliability standards. In addition, the ERO may, by agreement, delegate the enforcement activity in a particular area to a regional entity.

In 2004, NERC adopted a set of formalized reliability standards (Version 0 Reliability Standards) that consist of existing operating and planning standards. On February 9, 2005, FERC supplemented its reliability policy to include compliance with NERC's Version 0 Reliability Standards as part of its definition of Good Utility Practice in its pro forma open access transmission tariff. Although NERC does not currently have authority to mandate compliance with these standards, utilities generally choose to voluntarily comply with the standards. At this time we cannot fully predict the effect the new ERO and reliability standards will have on IPL. However, we currently estimate spending approximately $4 million for transmission system monitoring and control equipment by the end of 2007 in anticipation of requirements that we believe are likely to be imposed on all transmission control areas.

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

In Indiana, competition among electric energy providers for sales has focused primarily on the sale of bulk power to other public and municipal utilities. Indiana law provides for electricity suppliers to have exclusive retail service areas. In order to increase sales, IPL works to attract new customers into its service territory. Although the retail sales of electric energy are regulated, IPL faces competition from other energy sources.

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

Multipollutant Plan Filing

On November 30, 2004, in response to a petition we filed, the IURC issued an Order approving up to $182 million of capital expenditures to install pollution control technology at two of our power plants. These capital expenditures are projected to address required SO2 and mercury emissions reductions from our power plants and to reduce fine particulate pollution in the atmosphere. The Order also approves ratemaking treatment for such expenditures, including a return on the investment and recovery of depreciation expenses and operation and maintenance expenses associated with these projects. The Order also granted IPL the authority to add the approved return on its environmental projects to IPL's authorized annual jurisdictional net operating income in subsequent fuel adjustment charge proceedings. We believe these expenditures are necessary to reliably and economically achieve a level of emission reductions that complies with the Clean Air Rules of 2005 that are discussed in more detail below. We do not believe that all costs to comply with the Clean Air Rules of 2005 will be covered by this IURC Order. It is our intent to seek recovery of any additional costs.

SO2 Allowances

The Clean Air Act Amendments of 1990 (the "Clean Air Act") required a reduction of SO2 emissions from electric utilities through a "cap and trade" program, which enabled utilities to comply either by installing additional pollution control equipment or acquiring allowances to cover emissions. Historically, IPL has met those reductions via a bank of allowances which developed primarily from the early installation of pollution control equipment coupled with the allocations of allowances from EPA. In 2005, the bank became depleted and IPL is projected to be in an SO2 allowance shortfall position for 2006 and 2007. IPL has met the majority of its 2006 projected shortfall by purchasing 11,400 allowances through March 16, 2006 at a total cost of $10.5 million. The remaining projected shortfall for 2006 and 2007 will be met by one of several mechanisms including, but not limited to, purchasing the allowances on the open market or conducting allowance swaps from future year allocations, when IPL is expected to have more allowances than needed to meet EPA requirements. During 2006 and 2007, we expect to place additional clean coal technology in service, which will help reduce our SO2 emissions and therefore help to reduce our future emissions costs. At this time, we can not predict the total exposure to the SO2 allowance market for 2006 but it will likely be material.

NOx SIP Call

On October 27, 1998, the EPA issued a final rule, referred to as the NOx State Implementation Plan ("SIP) call, requiring Indiana, along with 20 other states in the eastern third of the United States and the District of Columbia, to impose more stringent limits on NOx emissions from fossil fuel-fired steam electric generators, including those operated by IPL. The EPA's NOx SIP call requires operators of coal-fired electric utility boilers in designated areas to limit NOx emissions during the annual ozone season. In 2001, the Indiana Air Pollution Control Board adopted rules requiring fossil fuel-fired electric generating units, including IPL's, to adhere to the requirements of the EPA's NOx SIP call which became effective on May 31, 2004. IPL is in compliance with those requirements. IPL spent approximately $28.4 million in 2005 and $213.3 million to date on NOx emissions reduction projects.

Clean Air Interstate Rule

On March 10, 2005 the EPA signed the Clean Air Interstate Rule, ("CAIR") which will reduce interstate transport of air pollutants to downwind states. The CAIR will establish a two- phase regional cap and trade program for SO2 and NOx emissions that will result in emissions reductions of approximately 70% and 65%, respectively, by 2015. Required SO2 and NOx reductions may require IPL to install additional control technologies prior to 2010.

Mercury

On March 15, 2005 the EPA signed the Clean Air Mercury Rule ("CAMR") that will require utilities to reduce mercury emissions from new and existing coal fired power plants. The rule creates `standards of performance' limiting mercury emissions from utilities and establishes a staged approach for reductions via a "cap-and-trade" program. The first phase cap, to be achieved by 2010, is 38 tons. In the second phase, due in 2018, coal-fired power plants will be subject to a second cap, which will reduce nationwide emissions to 15 tons upon full implementation. On October 21, 2005 EPA granted reconsideration of the CAMR on certain specific issues. Reconsideration is still pending.

The CAMR requires IDEM to now develop a rule which is at least as stringent as the Federal model CAMR by November 2006. At this time, it is anticipated that IDEM will essentially adopt the Federal rule as drafted but it is impossible to state with absolute certainty as others are arguing for a more stringent rule that will require deeper mercury emission reductions in a more compressed timeline.

National Ambient Air Quality Standards

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

On January 17, 2006, EPA published in the Federal Register a proposal to increase the stringency of the fine particulate matter standard, and to modify the "coarse" particulate standard. These revisions, if finalized, could require increased control costs at IPL's facilities, although the impact is unclear at this time.

Section 126 Petitions

In February 1998, eight northeastern states filed petitions seeking the EPA's assistance in reducing ozone in the eastern United States under Section 126 of the Clean Air Act. On May 15, 2001, the U.S. Appeals Court for the District of Columbia Circuit upheld the EPA rule requiring some power plants in the Midwest to reduce NOx emissions. This ruling does not currently affect IPL's fossil fuel-fired plants, as long as IPL complies with NOx SIP call requirements. Finally, on March 16, 2006 EPA denied a petition from the State of North Carolina which attempted to minimize transported pollutants from 13 states, including Indiana. In this case, EPA reaffirmed that CAIR will address the transport of pollutants by reducing overall emissions. However, we cannot guarantee that IPL's plants will not be affected by other Section 126 petitions at some point in the future. At this time, it is impossible to determine what impact, if any, the EPA's February 17, 2005 agreement with the state of North Carolina to minimize transported pollutants from upwind states will have on our operations. However, we cannot guarantee that IPL's plants will not be affected by these or other Section 126 petitions at some point in the future.

New Source Review

Several years ago, the EPA commenced an investigation of the fossil fuel-fired electric power generation industry to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to facilities over the years. The EPA's focus was on whether such changes were subject to New Source Review ("NSR") or new source performance standards, and whether best available control technology was or should have been installed. In the summer of 2000, IPL received two Clean Air Act Section 114 requests from the EPA regarding its maintenance modifications and operational activities over the last twenty-five years. IPL responded to this information request in December 2000, January 2001 and January 2005. To date, the EPA has yet to act directly on this request.

The EPA promulgated two new rules on December 31, 2002, and October 27, 2003 that clarified some of the issues as to when an NSR permit is required. The substantive changes made in the December 31, 2002 rule were adopted by the Indiana Air Pollution Control Board and became effective in Indiana on September 9, 2004, but have yet to be incorporated into the state's implementation plan. The October 27, 2003 rule, however, which establishes criteria for when the replacement of facility components requires an NSR permit, had been stayed in court pending review by the U.S. Court of Appeals for the D.C. Circuit. In the fall of 2005, EPA's deputy Administrator issued guidance to Regional Administrators indicating that EPA would refocus its enforcement efforts on other areas rather than bring new NSR cases except where a utility's actions are contrary to proposed and promulgated NSR reform rules. However, the New York Attorney General has requested from the EPA, copies of the documents that several utilities, including IPL, produced in response to the EPA's request and there is the potential that New York or another state could file an NSR enforcement case based on the citizen suit provisions of the Clean Air Act.

On March 17, 2006 the Court of Appeals for the D.C. Circuit struck down the rule which would have expanded the scope of exclusions from the NSR requirements.  At this time, it is unclear whether EPA will appeal the decision.  We believe it is unlikely that Indiana will proceed with regulations to change the NSR requirements until such time as the legal issues are resolved.

Regional Haze

The EPA published the final regional haze rule on July 1, 1999. This rule established planning and emission reduction timelines for states to use to improve visibility in national parks throughout the United States. On June 22, 2001, the EPA signed a proposed rule to guide states in implementing the 1999 rule and in controlling power plant emissions that cause regional haze problems. The proposed rule set guidelines for states in setting best available retrofit technology, or BART, at older power plants. On May 5, 2004, EPA published a proposed rule with new BART provisions and reproposed the BART guidelines. On June 15, 2005, EPA finalized amendments to the July 1999 regional haze rule. EPA determined that states, such as Indiana, which adopt the CAIR cap and trade program for SO2 and NOx, will be allowed to apply CAIR controls as a substitute for controls required under BART.

Global Warming

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

Carbon Dioxide

Legislation to reduce the emission of carbon dioxide ("CO2") has been introduced each year at the federal level since at least 2003 but has been defeated, and may be introduced again in 2006. The lack of activity at the federal level has caused some states and regions to develop their own plans to require CO2 reductions. This includes, but is not limited to, the Regional Greenhouse Gas Initiative ("RGGI") in the Northeast and California Greenhouse Gas initiative in the West. On March 23, 2006, the seven states participating in the RGGI process released a draft model rule that would establish a cap and trade program for power plant emissions of carbon dioxide in the northeastern United States. While only applicable and confined to a single region, the process has been closely monitored because of its potential to shape and produce the first regional program in the U.S. which could then be used as a model at the Federal level for a mandatory emission reduction program. At this time, no similar discussions are currently taking place in Indiana. We are unable to predict if any federal, state or local laws or regulations will be proposed or adopted with regard to carbon dioxide emissions, or the scope or content of any such proposal.

Cooling Water Intake

On February 16, 2004, the EPA issued final rules governing existing facilities that have cooling water intake structures. The regulation, which is designed to protect aquatic life, requires that the location, design, and construction of cooling water intake structures reflect the best technology available to prevent impingement or entrainment of aquatic life. IPL will be conducting studies at each of our three power plants during 2006 and 2007 to determine the impact, if any, of our intake structures on the aquatic communities. Total cost for the aquatic studies will be approximately $450,000. Once the studies are completed, IPL may be required to take measures to reduce harm to the aquatic environment. At this time, it is not possible to determine the results of the aquatic studies or what, if any, corrective actions IPL may be required to take.

Clear Skies Legislation

President Bush proposed environmental legislation that would create a mandatory program that would reduce power plant emissions of SO2, NOx and mercury by setting a national cap on each pollutant. Clear Skies legislation was first introduced in both Houses of Congress in July 2002, and reintroduced in 2003, 2004 and 2005. The Senate Environmental Committee failed to pass Clear Skies in 2005 and several committee members requested further analysis and information on the issue. It is unclear if federal Clear Skies legislation will be reintroduced in 2006, particularly in light of the promulgation of the Clean Air Interstate Rule and Clean Air Mercury Rules in 2005 as discussed above . If reintroduced, it is possible that another pollutant, CO2, could also be included. We are unable to predict the scope and content of any final legislation or whether any additional environmental emission legislation will be approved.

Summary

In summary, environmental laws and regulations presently require substantial capital expenditures and operating costs. Our capital expenditures relating to environmental matters were approximately $56 million in 2005, substantially all of which related to the NOx SIP call and Multipollutant Plan. We currently estimate total additional capital expenditures related to environmental matters of approximately $115 million, $48 million and $8 million during 2006, 2007 and 2008, respectively. In addition, environmental laws are complex, change frequently and have tended to become more stringent over time. As a result, our operating expenses and continuing capital expenditures associated with environmental matters may increase. More stringent standards may also limit our operating flexibility. Because other electric power plants will have similar restrictions, we believe that compliance with more stringent environmental laws and regulations is not likely to affect our competitive position. However, depending upon the level and timing of recovery allowed by the IURC, these costs could adversely affect our financial condition, liquidity and results of operations.

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

Future events, including the advent of retail competition within IPL's service territory, could result in the deregulation of part of IPL's existing regulated business. Upon deregulation, adjustments to IPL's accounting records may be required to eliminate the historical impact of regulatory accounting. Such adjustments, as required by SFAS No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of SFAS No. 71," could eliminate the effects of any actions of regulators that have been recognized as assets and liabilities. Required adjustments could include the expensing of any unamortized net regulatory assets, the elimination of certain tax liabilities, and a write down of any impaired utility plant balances. We expect IPL to meet the criteria for the application of SFAS No. 71 for the foreseeable future.

At times, we will purchase power on the wholesale markets, and at other times we will have electric generation capacity available for sale on the wholesale market in competition with other utilities and power generators. Our ability to compete in the wholesale market for the sale of available generation is dependent on the price, terms and conditions of the sale.

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, our operating revenues and associated operating expenses are not generated evenly by month during the year. Traditionally, retail kWh sales after adjustments for weather variations, have grown in reasonable correlation with growth in service territory economic activity. During the past 10 years, IPL's retail kWh sales have grown at a compound annual rate of 1.5%. Our number of retail customers grew at a compound annual rate of 1.3% during the past 10 years.

New Accounting Standards

Please refer to Note 2 of the Notes to the Consolidated Financial Statements of IPALCO included in Item 8 of this Form 10-K for a discussion of new accounting pronouncements and the potential impact to our results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Overview

The primary market risks to which we are exposed are those associated with fluctuations in interest rates and the price of fuel, wholesale power and SO2 allowances. We often use financial instruments and other contracts to hedge against such fluctuations, including, on a limited basis, financial and commodity derivatives. We generally do not enter into derivative instruments for trading or speculative purposes.

Interest Rate Risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt, interest rate hedging instruments and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, IPL has two credit facilities that bear interest at variable rates based primarily on the London InterBank Offered Rate, or LIBOR. Our fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. At December 31, 2005, we had $1,390.8 million principal amount fixed rate debt and $164.2 million principal amount variable rate debt outstanding.

The variable rate debt included (i) a $40 million unsecured note, which is effectively fixed at 5.21% through a floating-to-fixed rate swap, which expires concurrent with the debt issue in January 2023; (ii) $52.3 million outstanding on our credit facilities; and (iii) $71.9 million of variable- rate first mortgage bonds, whose interest rate is established through a weekly auction. The fair value of IPL's swap agreement was $(6.8) million at December 31, 2005. Based on amounts outstanding as of December 31, 2005, a 25 basis point increase in the applicable rates on our variable-rate debt would have the affect of increasing our annual interest expense and decreasing our cash flows by $0.3 million. Conversely, a 25 basis point decrease in the applicable rates would have the affect of decreasing our annual interest expense and increasing our cash flows by $0.3 million.

The following table shows our consolidated indebtedness (in millions) by maturity as of December 31, 2005:

                           2006     2007     2008     2009     2010   Thereafter   Total   Fair Value
                         -------- -------- -------- -------- -------- ---------- --------- ----------

Fixed-rate debt            $58.8    $80.0   $375.0        --       --    $877.0  $1,390.8   $1,475.6
Variable-rate debt          52.3        --       --       --       --      71.9     124.2       71.9
Variable-rate debt
  swapped to fixed             --       --       --       --       --      40.0      40.0       40.0
                         -------- -------- -------- -------- -------- ---------- --------- ----------
Total Indebtedness        $111.1    $80.0   $375.0        --       --    $988.9  $1,555.0   $1,587.5
                         ======== ======== ======== ======== ======== ========== ========= ==========
Weighted Average Interest
  Rates by Maturity         7.41%    7.38%    8.38%      N/A      N/A      6.99%     7.37%      7.51%

Fuel

IPL has limited exposure to commodity price risk for the purchase of coal, the primary fuel used by IPL for the production of electricity. IPL manages this risk by providing for approximately 100% of its current projected burn through 2006, and 88% of its current projected burn through 2009, under long-term contracts. The balance of IPL's projected burn is purchased under short-term contracts and on the spot market. Coal purchases made in 2006 are expected to be made at prices that are higher than those experienced in 2005. Our exposure to fluctuations in the price of coal is limited because pursuant to Indiana law, IPL may apply to the IURC for a change in its fuel charge every three months to recover its estimated fuel costs, which may be above or below the levels included in IPL's base rates. IPL must present evidence in each fuel adjustment charge proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible. However, these risks are not mitigated with respect to customers and services that are not subject to the Fuel Adjustment Charge, including those customers who have opted under our Elect Plan to either pay a guaranteed fixed rate per unit of consumption or pay the same amount each month, regardless of how much electricity is used, because fuel and purchased power costs are not subject to the fuel adjustment charge with respect to these customers or services. Together, such customers and services made up approximately 12% of our electric energy sales during 2005.

Power Purchases

IPL depends on purchased power, in part, to meet its retail load obligations. As a result, we also have limited exposure to commodity price risk for the purchase of electric energy for our retail customers. Purchased power costs can be highly volatile. IPL is generally allowed to recover, through its fuel adjustment charge, the fuel portion of purchased power costs incurred to meet jurisdictional retail load. As with fuel, increases in purchased power costs are not mitigated with respect to customers and services that are not subject to the Fuel Adjustment Charge, including those customers who have opted under our Elect Plan to either pay a guaranteed fixed rate per unit of consumption or pay the same amount each month, regardless of how much electricity is used, because fuel and purchased power costs are not subject to the fuel adjustment charge with respect to these customers or services. In certain circumstances, IPL may not be allowed to recover a portion of purchased power costs incurred to meet its jurisdictional retail load. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters-Retail Ratemaking."

Wholesale Sales

IPL engages in limited wholesale power marketing to earn wholesale revenues after first providing for its projected utility retail load. Power marketing enables us to use available power generating capacity, when not needed to serve retail load requirements, to generate wholesale revenues. Our ability to compete effectively in the wholesale market is dependent on a variety of factors, including our generating availability, the supply of wholesale power, and the price, terms and conditions of sales we propose. Our wholesale revenues are generated primarily from sales directly to the Midwest ISO Energy Market, replacing the previous practice of direct wholesale sales to individual wholesale counter-parties using existing interchange agreements. During 2005, the average market price per kWh we sold wholesale increased by 42.2% to $46.8, as compared to 2004. During the past five years, wholesale revenues represented 5.6% of our total electric revenues.

SO2 Allowances

The Clean Air Act Amendments of 1990 required electric utilities to substantially reduce their emissions of SO2. Historically, IPL has met those reductions via a bank of allowances which developed primarily from the early installation of pollution control equipment coupled with the allocations of allowances from EPA. In 2005, the bank became depleted and IPL is projected to be in an SO2 allowance shortfall position for 2006 and 2007. IPL has met the majority of its 2006 projected shortfall by purchasing 11,400 allowances through March 16, 2006 at a total cost of $10.5 million. The remaining projected shortfall for 2006 and 2007 will be met by one of several mechanisms including, but not limited to, purchasing the allowances on the open market or conducting allowance swaps from future year allocations, when IPL is expected to have more allowances than needed to meet EPA requirements. During 2006 and 2007, we expect to place additional clean coal technology in service, which will help reduce our SO2 emissions and therefore help to reduce our future emissions costs. At this time, we can not predict the total exposure to the SO2 allowance market for 2006 but it will likely be material.

Counter-Party Credit Risk

At times, IPL may utilize forward purchase contracts to manage the risk associated with power purchases, and could be exposed to counter-party credit risk in these contracts. IPL manages this exposure to counter-party credit risk by entering into contracts with companies that are expected to fully perform under the terms of the contract. Individual credit limits are implemented for each counter-party to further mitigate credit risk. IPL may also ask a counter-party to provide collateral in the event certain credit ratings are not maintained, or certain financial benchmarks are not maintained.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of IPALCO Enterprises, Inc.:
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, common shareholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPALCO Enterprises, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
March 31, 2006

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands)

                                                      2005        2004        2003
                                                  ------------ ----------- -----------
UTILITY OPERATING REVENUES                           $951,079    $885,473    $838,165

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                              179,862     191,786     178,402
    Other operating expenses                          161,331     130,458     127,839
  Power purchased                                      51,689      15,172      16,942
  Maintenance                                          82,113      78,105      84,153
  Depreciation and amortization                       135,854     125,011     119,595
  Taxes other than income taxes                        35,673      34,563      27,857
  Income taxes - net                                   95,829      96,044      96,794
                                                  ------------ ----------- -----------
    Total utility operating expenses                  742,351     671,139     651,582
                                                  ------------ ----------- -----------
UTILITY OPERATING INCOME                              208,728     214,334     186,583
                                                  ------------ ----------- -----------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during
    construction                                        2,257       1,829       4,351
  Gain (loss) on sales of assets - net                      --        852        (830)
  Other - net                                          (2,327)     (2,521)     (3,047)
  Income tax benefit - net                             22,336      28,066      25,906
                                                  ------------ ----------- -----------
    Total other income and (deductions) - net          22,266      28,226      26,380
                                                  ------------ ----------- -----------
INTEREST AND OTHER CHARGES:
  Interest on long-term debt                          111,652     113,065     105,021
  Other interest                                          752         589         654
  Allowance for borrowed funds used during
    construction                                       (1,389)     (1,940)     (2,188)
  Amortization of redemption premiums and
    expense on debt-net                                 2,837       2,639       2,998
  Preferred dividends of subsidiary                     3,213       3,213       3,213
                                                  ------------ ----------- -----------
    Total interest and other charges - net            117,065     117,566     109,698
                                                  ------------ ----------- -----------
NET INCOME                                           $113,929    $124,994    $103,265
                                                  ============ =========== ===========
    Other comprehensive income (loss)                 (23,033)      7,092      (5,799)
                                                  ------------ ----------- -----------
TOTAL COMPREHENSIVE INCOME                            $90,896    $132,086     $97,466
                                                  ============ =========== ===========

  See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2005 and 2004

(In Thousands)

                                                               December 31,  December 31,
                            ASSETS                                 2005          2004
UTILITY PLANT:                                                 ------------  ------------
  Utility plant in service                                      $3,496,202    $3,421,828
  Less accumulated depreciation                                  1,425,489     1,356,364
                                                               ------------  ------------
      Utility plant in service - net                             2,070,713     2,065,464
  Construction work in progress                                     94,087        76,303
  Property held for future use                                         591         1,085
                                                               ------------  ------------
      Utility plant - net                                        2,165,391     2,142,852
OTHER ASSETS:                                                  ------------  ------------
  Nonutility property - at cost, less accumulated depreciation         714         1,499
  Other investments                                                  9,460         7,270
                                                               ------------  ------------
      Other assets - net                                            10,174         8,769
                                                               ------------  ------------
CURRENT ASSETS:
  Cash and cash equivalents                                          6,008         3,779
  Short-term investments                                             1,581        12,250
  Accounts receivable and unbilled revenue (less allowance
    for doubtful accounts of $1,740 and $2,137 respectively)        64,025        56,125
  Fuel - at average cost                                            25,145        22,392
  Materials and supplies - at average cost                          52,331        48,929
  Net income tax refunds receivable                                  6,309         2,998
  Regulatory assets                                                 41,424         1,966
  Prepayments and other current assets                               8,131         4,526
                                                               ------------  ------------
      Total current assets                                         204,954       152,965
                                                               ------------  ------------
DEFERRED DEBITS:
  Regulatory assets                                                156,952       136,664
  Miscellaneous                                                     35,685        32,669
                                                               ------------  ------------
      Total deferred debits                                        192,637       169,333
                                                               ------------  ------------
              TOTAL                                             $2,573,156    $2,473,919
                                                               ============  ============
                CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholder's deficit:
    Premium on 4% cumulative preferred stock                          $649          $649
    Paid in capital                                                  2,063           791
    Accumulated deficit                                            (54,752)      (58,194)
    Accumulated other comprehensive loss                           (74,361)      (51,328)
                                                               ------------  ------------
      Total common shareholder's deficit                          (126,401)     (108,082)
  Cumulative preferred stock of subsidiary                          59,135        59,135
  Long-term debt                                                 1,443,316     1,502,064
                                                               ------------  ------------
      Total capitalization                                       1,376,050     1,453,117
                                                               ------------  ------------
CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt              111,100             --
  Accounts payable and accrued expenses                             82,267        55,612
  Accrued real estate and personal property taxes                   15,843        15,840
  Accrued income taxes                                                   --        9,700
  Accrued interest                                                  26,531        27,869
  Customer deposits                                                 12,875        11,706
  Other current liabilities                                         13,052         4,847
                                                               ------------  ------------
      Total current liabilities                                    261,668       125,574
                                                               ------------  ------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                          339,041       361,855
  Asset retirement obligations                                     412,597       382,559
  Unamortized investment tax credit                                 22,827        25,464
  Accrued pension and other postretirement benefits                149,103       113,879
  Miscellaneous                                                     11,870        11,471
                                                               ------------  ------------
      Total deferred credits and other long-term liabilities       935,438       895,228
                                                               ------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 12)
              TOTAL                                             $2,573,156    $2,473,919
                                                               ============  ============

  See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands)

                                                                          2005          2004         2003
CASH FLOWS FROM OPERATIONS:                                           ------------  ------------  -----------
  Net income                                                             $113,929      $124,994     $103,265
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                         133,157       125,083      118,401
    Amortization of regulatory assets                                       5,584         2,591        2,298
    Deferred income taxes and investment tax credit adjustments - net      (9,089)       (3,299)      32,714
    Gain on sale of land held for sale                                           -       (5,924)           -
    (Gain) loss on sales of assets - net                                   (1,164)         (852)         830
    (Gain) loss on investments                                               (212)          154        1,647
    Pension expense - net of amount funded                                (10,831)         (452)     (86,424)
    Preferred dividends of subsidiary                                       3,213         3,213        3,213
    Allowance for funds used during construction                           (2,257)       (1,829)      (4,351)
  Change in certain assets and liabilities:
    Accounts receivable                                                    (7,667)      (11,970)      (2,554)
    Fuel, materials and supplies                                           (4,991)        5,538       (6,962)
    Income taxes receivable or payable                                    (13,011)       17,933      (11,444)
    Accounts payable and accrued expenses                                  14,217         4,636        7,792
    Accrued real estate and personal property taxes                             3        (2,695)      (4,122)
    Accrued interest                                                       (1,338)        2,110        2,971
    Short-term and long-term regulatory assets and liabilities            (54,269)       (3,595)      (6,550)
    Other - net                                                             7,169         2,758          463
                                                                      ------------  ------------  -----------
Net cash provided by operating activities                                 172,443       258,394      151,187
                                                                      ------------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - utility                                         (112,207)     (163,540)    (145,836)
  Proceeds from the sales of assets                                              -       14,309           12
  Purchase of short-term investments                                     (842,112)     (992,475)  (1,585,706)
  Proceeds from sales and maturities of short-term investments            853,037       989,925    1,602,006
  Other                                                                    (6,176)       (2,401)      (1,636)
                                                                      ------------  ------------  -----------
Net cash used in investing activities                                    (107,458)     (154,182)    (131,160)
                                                                      ------------  ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings - net                                              52,300              -            -
  Long-term borrowings                                                     71,850        98,917      108,930
  Retirements of long-term debt                                           (71,850)      (80,000)           -
  Dividends on common stock                                              (110,487)     (119,077)    (126,899)
  Preferred dividends of subsidiary                                        (2,410)       (4,017)      (3,213)
  Other                                                                    (2,159)         (530)            -
                                                                      ------------  ------------  -----------
Net cash used in financing activities                                     (62,756)     (104,707)     (21,182)
                                                                      ------------  ------------  -----------
Net change in cash and cash equivalents                                     2,229          (495)      (1,155)
Cash and cash equivalents at beginning of period                            3,779         4,274        5,429
                                                                      ------------  ------------  -----------
Cash and cash equivalents at end of period                                 $6,008        $3,779       $4,274
                                                                      ============  ============  ===========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                                 $112,811      $109,617     $100,529
                                                                      ============  ============  ===========
    Income taxes                                                          $95,593       $57,602      $49,401
                                                                      ============  ============  ===========

  See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Common Shareholder's Equity (Deficit)
For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands)

                                                     Premium on 4%             Retained   Accumulated
                                                       Cumulative              Earnings      Other
                                                       Preferred    Paid in  (Accumulated Comprehensive
                                                         Stock      Capital    Deficit)       Loss         Total
                                                     -------------- -------- ------------ ------------- -----------
Balance at January 1, 2003                                    $649       $ -    ($40,477)     ($52,621)   ($92,449)
                                                     -------------- -------- ------------ ------------- -----------
   Distributions to AES                                                         (126,899)                 (126,899)
   Contributions from AES                                               104                                    104
  Comprehensive Income (Loss):
   Net income                                                                    103,265                   103,265
   Minimum pension liability adjustment, net                                                    (5,536)     (5,536)
     of income taxes of $3,772
   Adjust financial instruments to fair market                                                    (263)       (263)
     value, net of income taxes of $179
                                                     -------------- -------- ------------ ------------- -----------
 Total Comprehensive Income (Loss)                                -        -     103,265        (5,799)     97,466
                                                     -------------- -------- ------------ ------------- -----------
Balance at December 31, 2003                                  $649     $104     ($64,111)     ($58,420)  ($121,778)
                                                     -------------- -------- ------------ ------------- -----------
   Distributions to AES                                                         (119,077)                 (119,077)
   Contributions from AES                                               687                                    687
  Comprehensive Income:
   Net income                                                                    124,994                   124,994
   Minimum pension liability adjustment, net
     of income taxes of $(512)                                                                   5,630       5,630
   Adjust financial instruments to fair market
     value, net of income taxes of $(615)                                                        1,462       1,462
                                                     -------------- -------- ------------ ------------- -----------
 Total Comprehensive Income                                       -        -     124,994         7,092     132,086
                                                     -------------- -------- ------------ ------------- -----------
Balance at December 31, 2004                                  $649     $791     ($58,194)     ($51,328)  ($108,082)
                                                     -------------- -------- ------------ ------------- -----------
   Distributions to AES                                                         (110,487)                 (110,487)
   Contributions from AES                                             1,272                                  1,272
  Comprehensive Income (Loss):
   Net income                                                                    113,929                   113,929
   Minimum pension liability adjustment, net
     of income taxes of $15,831                                                                (23,234)    (23,234)
   Adjust financial instruments to fair market
     value, net of income taxes of $(137)                                                          201         201
                                                     -------------- -------- ------------ ------------- -----------
 Total Comprehensive Income (Loss)                                -        -     113,929       (23,033)     90,896
                                                     -------------- -------- ------------ ------------- -----------
Balance at December 31, 2005                                  $649   $2,063     ($54,752)     ($74,361)  ($126,401)
                                                     ============== ======== ============ ============= ===========

  See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2005, 2004 and 2003

1. ORGANIZATION

IPALCO Enterprises, Inc. ("IPALCO") is a holding company incorporated under the laws of the State of Indiana. IPALCO is a wholly-owned subsidiary of The AES Corporation ("AES"). IPALCO was acquired by AES in March 2001 (the "AES Acquisition"). IPALCO owns all of the outstanding common stock of its subsidiaries (IPALCO, together with its subsidiaries, are collectively referred to as "Enterprises"). Substantially all of Enterprises business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, Indianapolis Power & Light Company ("IPL"). IPL has more than 465,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the State of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited combustion turbine that are all used for generating electricity. IPL's net electric generation capability for winter is 3,370 megawatts and net summer capability is 3,252 megawatts.

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

Regulatory Matters

General: IPL is subject to regulation by the Indiana Utility Regulatory Commission ("IURC") as to its services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, retail rates and charges, the issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters.

In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") with respect to short-term borrowing not regulated by the IURC, the sale of electricity at wholesale and the transmission of electric energy in interstate commerce, the classification of accounts, and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by nonregulated entities.

IPL is also affected by the regulatory jurisdiction of the U.S. Environmental Protection Agency ("EPA"), at the federal level, and the Indiana Department of Environmental Management, at the state level. Other significant regulatory agencies affecting IPL include, but are not limited to, the U.S. Department of Labor and the Indiana Occupational Safety and Health Administration.

Purchased Power: IPL is generally allowed to recover, through its fuel adjustment charge, the fuel portion of purchased power costs incurred to meet jurisdictional retail load. Purchased power costs below an established benchmark are presumed to be recoverable energy costs. Under a settlement agreement approved by the IURC in March 2005, which expires March 31, 2007, the benchmark for IPL is established prospectively each month based on the higher of the prompt month price (futures settlement price on the last trading day of the current month for next month) for natural gas or No. 2 fuel oil. The settlement also generally provides for recovery of 85% of power purchased up to $700/MWh to replace capacity losses for certain full forced outages and environmental derates (unit impairment for environmental conditions) for power purchases up to the first 11% of IPL's total rated summer capacity in any hour and full recovery for power purchases exceeding 11% of IPL's total rated summer capacity in any hour.

Elect Plan: During 1998, in an Order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily select service under IPL's Elect Plan. We assume fuel and purchase power cost risk for Elect Plan customers. Elect Plan allows IPL to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service plans. As of December 31, 2005, approximately 2% of IPL's retail customers were included in the Elect Plan. Customers who do not choose one of the Elect Plan options receive electric service under existing tariffs. IPL's authority to offer these options expires on December 31, 2006. IPL is currently considering seeking IURC approval of alternative customer offerings to take effect subsequent to December 31, 2006. Under the Elect Plan, eligible IPL customers may enter into written contracts for (i) Fixed Rate— Pay a guaranteed fixed rate per unit of consumption (ii) Green Power— Purchase environmentally friendly or "green" power; or (iii) Sure Bill— Pay the same bill each month for 12 months, regardless of the amount of electricity used. However, due to contract notice provisions and the expiration of Elect Plan on December 31, 2006, new contracts are being executed only for Green Power at this time.

Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income: IPL may apply to the IURC for a change in its fuel charge every three months to recover its estimated fuel costs, including the fuel portion of purchased power costs, which may be above or below the levels included in IPL's basic rates and charges. Certain costs associated with participation in the Midwest ISO are also recoverable in these quarterly proceedings. IPL must present evidence in each fuel adjustment charge proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible.

Purchased power costs below an established benchmark are presumed to be recoverable energy costs. Under a settlement agreement approved by the IURC in March 2005, which expires March 31, 2007, the benchmark for IPL is established prospectively each month based on the higher of the prompt month price (futures settlement price on the last trading day of the current month for next month) for natural gas or No. 2 fuel oil. The settlement also generally provides for recovery of 85% of power purchased up to $700/MWh to replace capacity losses for certain full forced outages and environmental derates (unit impairment for environmental conditions) for power purchases up to the first 11% of IPL's total rated summer capacity in any hour and full recovery for power purchases exceeding 11% of IPL's total rated summer capacity in any hour.

Our three most recent fuel adjustment charge proceeding ("FAC") Orders approved rates that are interim rates, subject to refund, because of issues regarding the appropriateness of recovery in the FAC process of Day Ahead Revenue Sufficiency Guarantee Distribution Amounts and Real-Time Revenue Sufficiency Guarantee First Pass Distribution Amounts assessed by Midwest ISO. IPL is a party to a Joint Petition, docketed as Cause No. 42962, which seeks IURC approval of recovery of these charges through the FAC process. A hearing is scheduled to be held on March 29, 2006.

Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual jurisdictional net operating income and cannot be offset by applicable cumulative net operating income deficiencies. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be the lesser of one-fourth of the excess annual jurisdictional net operating income grossed up for federal and state taxes or one-fourth of the cumulative net operating income deficiencies and excesses for the applicable period grossed up for federal and state taxes. This provision for an automatic refund exists within the statute governing the FAC proceedings, and is independent of the IURC's ability to review our basic rates and charges.

IPL's authorized annual jurisdictional net operating income, for purposes of the quarterly operating income tests, attendant with its FAC proceedings, is $163 million, as established in IPL's last base rate case, plus additional returns authorized in the ECCRA filings of $13.8 million as of December 31, 2005. During the quarterly FAC filings in 2004 and the first three filings in 2005, the IURC found that IPL's rolling annual jurisdictional retail electric operating income was less than the authorized annual jurisdictional net operating income. In IPL's most recently completed December 2005 FAC filing, the IURC found that IPL's rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income by $1.6 million. We may exceed the authorized annual jurisdictional net operating income in future measurement periods. In IPL's most recently completed FAC filing, IPL had a cumulative net operating income deficiency of $772.0 million. Because IPL has a cumulative net operating income deficiency, we have not been required to make customer refunds in our FAC proceedings when IPL's rolling annual jurisdictional retail electric operating income has been greater than the authorized annual jurisdictional net operating income. The deficiency is calculated by summing the quarterly measurement period annual results from the date of the last rate Order establishing IPL's basic rates and charges. Because of the deficiency it is possible for IPL to earn above the authorized annual electric jurisdictional retail net operating income without being required to make customer refunds in its FAC proceedings.

The IURC approved the use of Clean Coal Technology ("CCT"), which constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and ratemaking treatment through the ECCRA that allows IPL to meet the NOx emission limits imposed pursuant to the EPA's NOx State Implementation Plan ("SIP") call. A return on the investment in IPL's CCT investments is included in the ratemaking treatment. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC for purposes of annual operating income test requirements in subsequent fuel adjustment charge proceedings. The additional amount of return will be dependent on the cumulative amount of CCT investment that has been made at the time IPL files with the IURC for ratemaking treatment on such CCT investment. Such filings are made at intervals of no more often than every 6 months.

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

The operating components of Mid-America, as well as nonoperating income of IPL, are included below UTILITY OPERATING INCOME in the accompanying consolidated statements of income.

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

Reclassifications: Certain prior period amounts have been reclassified to conform to current year presentation. The accompanying consolidated balance sheet as of December 31, 2004 reflects a reclassification of instruments used in IPALCO's cash management program from cash and cash equivalents to short-term investments of $12.3 million. This reclassification is to present certain auction rate securities and other highly-liquid instruments as short-term investments rather than as cash equivalents. The reclassification was made based on recent accounting interpretations considering the stated tenor of the maturities of these investments. Corresponding changes were also made to the accompanying consolidated statements of cash flows. The change resulted in reductions of $12.3 million; $9.7 million and $26.0 million, in amounts presented as cash and cash equivalents as of December 31, 2004, 2003 and 2002, respectively.

During 2005, IPALCO determined that the amounts recorded for both deferred income tax liabilities and regulatory assets were understated as of December 31, 2004 by $6.6 million. The December 31, 2004 balances have been adjusted in the accompanying financial statements to reflect the correction.

Certain other prior period amounts have been reclassified to conform to current year presentation, all of which management deems to be immaterial individually and in the aggregate with the reclassifications described above.

Regulation: The retail utility operations of IPL are subject to the jurisdiction of the IURC. IPL's wholesale power transactions are subject to the jurisdiction of the FERC. These agencies regulate IPL's utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are based on GAAP, including the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," which gives recognition to the ratemaking and accounting practices of these agencies.

Revenues: Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, we estimate line losses on a monthly basis. At December 31, 2005, customer accounts receivable include unbilled energy revenues of $44.8 million on a base of annual revenue of $951.1 million.

IPL's basic rates include a provision for fuel costs as established in IPL's most recent rate proceeding. IPL is permitted to recover actual costs of purchased power and fuel consumed, subject to certain restrictions. This is accomplished through quarterly fuel adjustment charge proceedings, in which IPL estimates the amount of fuel and purchased power costs in future periods. Through these proceedings, IPL is also permitted to recover, in future rates, underestimated fuel and purchased power costs from prior periods, subject to certain restrictions, and therefore the over or underestimated costs are deferred or accrued and amortized into fuel expense in the same period that IPL's rates are adjusted.

On April 1, 2005, IPL began participation in the restructured wholesale energy market operated by the Midwest Independent Transmission System Operators, Inc. ("Midwest ISO"). The implementation of this restructured market marks a significant change in the way IPL buys and sells electricity and schedules generation. Prior to the restructured market, IPL dispatched its generation and purchased power resources directly to meet its demands. In the restructured market, IPL offers its generation and bids its demand into the market on an hourly basis. The Midwest ISO settles these hourly offers and bids based on locational marginal pricing ("LMP"s), i.e., pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. The Midwest ISO evaluates the market participants' energy injections into, and withdrawals from, the system to economically dispatch the entire Midwest ISO system on a five-minute basis. Market participants are able to hedge their exposure to congestion charges, which result from constraints on the transmission system, with certain Financial Transmission Rights ("FTRs"). Participants are allocated FTRs each year and are permitted to purchase additional FTRs. The net of expenses related to congestion charges and/or FTRs have not been material to our financial statements thus far and we do not expect them to be material in the near term. IPL's FTRs are carried at estimated fair market value, which was $2.6 million as of December 31, 2005.

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

Concentrations of Risk: Substantially all of IPL's customers are located within the Indianapolis area. In addition, approximately 67% of IPL's full-time employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL's current contracts with the physical unit and the clerical-technical units expire on December 8, 2008 and February 19, 2007, respectively. In addition, approximately 61% of IPL's contracted coal is from one supplier. IPL has entered into three long-term contracts with this supplier, which employs non-unionized labor, for the provision of coal from three separate mines.

Allowance For Funds Used During Construction: In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 9.1%, 8.8% and 9.5% during 2005, 2004 and 2003, respectively.

Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items that are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.8% during 2005, 3.7% during 2004 and 3.6% during 2003.

Off-Balance Sheet Arrangements: IPL formed IPL Funding Corporation ("IPL Funding") in 1996 to sell, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL to the Purchasers (see below) in exchange for cash. IPL Funding is not consolidated by IPL or IPALCO since it meets requirements set forth in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to be considered a qualified special-purpose entity. IPL Funding has entered into a purchase facility with unrelated parties (the "Purchasers") pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million of the receivables purchased from IPL. During 2005, this agreement was extended through May 30, 2006. As of December 31, 2005 and 2004, the aggregate amount of receivables IPL Funding has sold to the Purchasers pursuant to this purchase facility was $50.0 million. Accounts receivable on the accompanying consolidated balance sheets of IPALCO are stated net of the $50 million sold.

The net cash flows between IPL and IPL Funding are limited to cash payments made by IPL to IPL Funding for interest charges and processing fees. These payments totaled approximately $2.1 million, $1.1 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. IPL retains servicing responsibilities through its role as a collection agent for the amounts due on the purchased receivables. IPL and IPL Funding provide certain indemnities to the Purchasers, including indemnification in the event that there is a breach of representations and warranties made with respect to the purchased receivables. IPL Funding and IPL each have agreed to indemnify the Purchasers on an after-tax basis for any and all damages, losses, claims, liabilities, penalties, taxes, costs and expenses at any time imposed on or incurred by the indemnified parties arising out of or otherwise relating to the purchase facility, subject to certain limitations as defined in the purchase facility. The transfers of receivables to IPL Funding are recorded as sales however no gain or loss is recorded on the sale.

Under the receivables purchase facility, if IPL fails to maintain certain financial covenants regarding interest coverage and debt-to-capital ratios, it would constitute a "termination event." IPL is in compliance with such covenants.

As a result of IPL's current credit rating, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a "lock-box" event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account; and (ii) give the Purchasers the option to discontinue the purchase of new receivables and cause all proceeds of the purchased receivables to be used to reduce the Purchaser's investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased receivables (currently $50 million).

Derivatives:  Enterprises has only limited involvement with derivative financial instruments and does not use them for trading purposes. Enterprises accounts for its derivatives in accordance with SFAS No. 133 "Accounting for Derivatives," as amended. Enterprises has one interest rate swap agreement, which is recognized on the balance sheet at its estimated fair value as a liability of approximately $6.8 million. Enterprises entered into this agreement as a means of managing the interest rate exposure on a $40 million unsecured variable-rate debt instrument. This instrument was designated as a cash flow hedge. The settlement amounts from the swap agreement were reported in the financial statements as a component of interest expense. Management relies on financial institutions, which use standard market conventions to determine the fair value of the interest rate swap. IPALCO records the change in the fair value of the interest rate swap in accumulated other comprehensive loss.

Enterprises also has derivative financial instruments, known as FTRs, which are recognized on the balance sheet at their estimated fair value of approximately $2.6 million. Enterprises was granted FTRs as part of its participation in the Midwest ISO. FTRs are designed to hedge market participants' exposure to congestion charges, which result from constraints on the transmission system. IPALCO's consolidated balance sheets reflect the current fair market value of such FTRs. In accordance with SFAS No. 71, IPALCO recognized a regulatory liability for the value of the FTR derivative, which is adjusted as the value of the FTR's changes. All methods of assessing fair value result in a general approximation of value and such value may never be realized.

In addition, Enterprises has entered into contracts involving the physical delivery of energy and fuel. Because these contracts qualify for the normal purchases and sales scope exception in FAS 133, they are accounted for as accrual contracts, which are not adjusted for changes in fair value, in accordance with SFAS No. 133.

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

Cash and Cash Equivalents: Enterprises considers all highly liquid investments purchased with original maturities of 90 days or less at the date of acquisition to be cash equivalents.

Short Term Investments: Our short-term investments consist primarily of various financial instruments, such as tax-exempt debt securities that frequently have stated maturities of 20 years or more and taxable and tax-exempt auction rate securities. We actively invest a portion of our available cash balances in such instruments. These instruments provide for a high degree of liquidity through features such as daily and seven day notice put options and 7, 28, and 35 day auctions which allow for the redemption of the investments at their face amounts plus earned income. As we intend to sell these instruments within one year or less, they are classified as current assets.

Long Term Investments: As of December 31, 2005, Mid-America owned a 4.4% investment in EnerTech Capital Partners II L.P., a venture capital fund, recorded at approximately $5.8 million.

Enterprises evaluates the recoverability of investments in unconsolidated subsidiaries when events or changes in circumstances indicate the carrying amount of the asset is other than temporarily impaired. An investment is considered impaired if the fair value of the investment is less than its carrying value. Impairment losses are recognized when an impairment is considered to be other than temporary. Impairments are considered to be other than temporary when we do not expect to recover the investment's carrying value for a reasonable period of time. In making this determination, Enterprises considers several factors, including, but not limited to, the intent and ability to hold the investment, the severity of the impairment, the duration of the impairment and the entity's historical and projected financial performance. Once an investment is considered other than temporarily impaired and an impairment loss is recognized, the carrying value of the investment is not adjusted for any subsequent recoveries in fair value. As of December 31, 2005, we do not have any material unrealized losses that are deemed to be temporary in nature.

New Accounting Pronouncements: In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), addressed financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. In accordance with the standard, IPL implemented the provisions of FIN 47 effective December 31, 2005.

As a result of implementing FIN 47, as of December 31, 2005, IPL recognized a long-term Asset Retirement Obligation liability of $11.5 million, a long-term regulatory asset of $9.4 million (See Note 5. Regulatory Assets) and a $2.1 million net increase to utility plant in service. IPL's Asset Retirement Obligation liability primarily relates to future asbestos abatement at generating stations, landfill and ash pond closures, and other environmental remediation issues. The regulatory asset represents IPL's expected recovery of the $7.9 million accretion liability and $1.5 million of depreciation associated with the capitalized portion of the Asset Retirement Obligation for current and prior year(s). The net increase in utility plant in service consists of recognizing $3.6 million in capitalized Asset Retirement Obligations less $1.5 million of accumulated depreciation.

In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"), which addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets, which were accounted for under APB Opinion No. 29 based on the book value of the asset surrendered with no gain or loss recognition. SFAS 153 also eliminates APB Opinion 29's concept of culmination of an earnings process. The amendment requires that an exchange of nonmonetary assets be accounted for at fair value if the exchange has commercial substance and fair value is determinable within reasonable limits. Commercial substance is assessed by comparing the entity's expected cash flows immediately before and after the exchange. If the difference is significant, the transaction is considered to have commercial substance and should be recognized at fair value. SFAS 153 is effective for nonmonetary transactions occurring on or after July 1, 2005 and impacted the way Enterprises accounts for exchanges of environmental emissions allowances. Such transactions now result in a gain or loss depending upon the cost basis of allowances given up and the market value of allowances acquired. The adoption of SFAS 153 did not have a material impact on Enterprises results of operations, cash flows or financial position.

Per Share Data: IPALCO is a wholly-owned subsidiary of AES and does not report earnings on a per-share basis.

3. UTILITY PLANT IN SERVICE

The original cost of utility plant in service at December 31, segregated by functional classifications, follows:

                                          2005        2004
                                       ----------- -----------
                                            (IN THOUSANDS)
Production                             $2,112,610  $2,059,490
Transmission                              259,973     257,118
Distribution                              965,813     939,178
General plant                             157,806     166,042
                                       ----------- -----------
Total Utility Plant in Service         $3,496,202  $3,421,828
                                       =========== ===========

Substantially all of IPL's property is subject to a $692.7 million direct first mortgage lien, as of December 31, 2005, securing IPL's first mortgage bonds. Total utility plant in service includes $4.3 and $4.0 million of property under capital leases as of December 31, 2005 and 2004, respectively. Total non-legal removal costs of utility plant in service at December 31, 2005 and 2004 were $401.1 million and $382.6 million, respectively and total legal removal costs of utility plant in service at December 31, 2005 were $11.5 million. There were no legal removal costs for 2004, as FASB Interpretation No. 47 was not yet effective.

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

Short term investments: Enterprises' short term investments consist primarily of auction rate securities and other highly-liquid instruments. The book value of such investments approximates fair value due primarily to the short maturity of these instruments.

Long-Term Debt and Cumulative Preferred Stock of Subsidiary: The fair value of Enterprises' outstanding fixed rate debt and cumulative preferred stock has been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 2005, and 2004, the approximate fair value of Enterprises' long-term debt was $1,587.5 million and $1,642 million, respectively. The fair value of the variable-rate debt outstanding at December 31, 2005 and 2004 approximates its face amount, which is $111.9 and $40 million, respectively. The fair value of IPL's interest rate swap agreement at December 31, 2005 and 2004 was approximately $(6.8) million and $(7.1) million, respectively. These amounts estimate what IPL would have to pay to sell its position in the swap. The fair value of IPL's cumulative preferred stock approximates its book value as IPL is subject to regulation and gains and losses may be included in rates.

5. REGULATORY ASSETS

Regulatory assets represent deferred costs that have been included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC or established regulatory practices. IPL is amortizing non tax-related regulatory assets to expense over periods ranging from 1 to 30 years. Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid.

The amounts of regulatory assets at December 31 are as follows:

                                                         2005       2004     Recovery Period
                                                       ---------  ---------  ----------------------------
                                                           (IN THOUSANDS)
Current:
Deferred fuel costs                                     $39,819         $8   Through 2006 (1)
NOx project expenses                                        798      1,726   Through 2006 (1)
Air conditioning load management
   (demand management)                                      232        143   Through 2006 (1)
Other demand side mgmt. program costs                       575         89   Through 2006 (1)(2)
                                                       ---------  ---------
Total current regulatory assets                          41,424      1,966
                                                       ---------  ---------

Long Term:
Related to deferred income taxes                         87,408     88,074   Various
Unamortized reacquisition premium on debt                15,101     15,463   Over remaining life of debt
Unamortized Petersburg unit 4 carrying charges and
  certain other costs                                    21,792     22,847   Through 2006 (1)(2)
Deferred Midwest ISO costs                               20,908      7,791   To be determined(3)
Asset retirement obligation costs                         9,433          -   Over book life of assets
NOx Project Expenses - Pete Unit 2
  precipitator                                            2,310      2,489   Through 2021 (1)
                                                       ---------  ---------
Total long term regulatory assets                       156,952    136,664
                                                       ---------  ---------
  Total regulatory assets                              $198,376   $138,630
                                                       =========  =========

(1) Recovered per specific rate orders
(2) Recovered with a current return
(3) Deferred per specific rate order, recovery is probable but timing not yet determined

Deferred Fuel. Deferred fuel costs are a component of current regulatory assets and are expected to be recovered through future fuel adjustment charge proceedings. IPL records deferred fuel in accordance with standards prescribed by the FERC. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL's fuel adjustment charge and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the fuel adjustment charge proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL's rates are adjusted. Deferred fuel costs have increased significantly during the year ended December 31, 2005 because actual fuel and purchased power costs during the period were higher than the estimate of such costs in the fuel adjustment charge proceedings.

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

Deferred Midwest ISO costs: These consist of administrative costs for transmission services and other administrative and socialized costs from IPL's participation in the Midwest ISO market. IPL received orders from the IURC that granted authority for the deferral of such costs for recovery in a future base rate case.

Asset Retirement Obligation Costs: This amount represents the portion of legal asset retirement obligation costs that we believe will be recovered through future rates, based upon established regulatory practices.

6. COMMON SHAREHOLDER'S EQUITY

Capital Stock

IPALCO's common stock is pledged under AES' Amended and Restated Credit and Reimbursement Agreement as well as AES' Collateral Trust Agreement. There have been no changes to IPALCO's capital stock balances during the three years ended December 31, 2005.

Dividend Restrictions: Restrictions on the payment of cash dividends or other distributions of IPL common stock held by IPALCO and on the purchase or redemption of such shares by IPL are contained in the indenture securing IPL's first mortgage bonds. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL's preferred stock have been paid or declared and set apart for payment. All of IPL's retained earnings at December 31, 2005 were free of such restrictions. IPL is also restricted in its ability to pay dividends under the terms of its credit facilities if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before income taxes to interest expense not in excess of 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .60 to 1, in order to pay dividends. IPL was in compliance with such covenants as of December 31, 2005.

In addition, on February 12, 2003 and April 16, 2003, the IURC issued Orders (collectively, the "IURC 2003 Financing Order"), approving IPL's 2003-2006 financing program, including, among other things, the issuance of up to $160 million of additional long-term debt to pay, in part, for IPL's capital expenditure program during 2003-2005, and the refinancing of up to approximately $211 million of long-term debt. To date, $130 million of additional long-term debt has since been issued and the $80 million of long-term debt due in February 2004 was refinanced. In addition, the IURC 2003 Financing Order set forth a process whereby, prior to declaring or paying common stock dividends, IPL must file a report with the IURC which includes certain specific historical and pro forma financial information including, among other things, information relating to dividends proposed, dividends paid in the prior twelve months, capitalization and retained earnings. The IURC 2003 Financing Order states that IPL is not to pay any common stock dividends until after twenty calendar days have passed after IPL has filed its report, or after the IURC approves the common stock dividend after initiating a proceeding to explore the implications of a proposed dividend. If within twenty calendar days the IURC does not initiate a proceeding to further explore the implications of the proposed dividend, the proposed dividend will be deemed approved. The IURC 2003 Financing Order stated that such process should continue in effect during the term of the financing authority, which expires December 31, 2006.

The reports IPL has filed to date with the IURC under the dividend reporting process were all deemed approved after twenty calendar days had elapsed and the IURC did not initiate any proceedings to explore the implications of the proposed dividends. Management continues to believe that IPL will not be prevented from paying future dividends in the ordinary course of prudent business operations.

Cumulative Preferred Stock of Subsidiary: IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2005, 2004 and 2003, total preferred stock dividends were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL's board of directors. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2005 and 2004, preferred stock consisted of the following:

                                    December 31, 2005      December 31,
                                    ---------------------- ------------------
                                        Shares      Call
                                     Outstanding   Price     2005     2004
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
                                    ==============         ==================

Accumulated Other Comprehensive Loss

The balances comprising accumulated other comprehensive loss are as follows:

                                                      Years Ended December 31,
                                                          2005         2004
                                                      ------------ -------------
Minimum pension liability adjustment-net of tax          ($70,342)     ($47,108)
Unrealized gains/(losses) on securities-net of tax         (4,019)       (4,220)
                                                      ------------ -------------
Total accumulated other comprehensive loss                (74,361)      (51,328)
                                                      ============ =============
  INDEBTEDNESS

Long-term Debt

Before IPL can incur additional long-term debt, it must first have the approval of the IURC. As of December 31, 2005, IPL had approval from the IURC to issue up to $30 million of additional long-term debt and had filed a petition for approval to issue up to an additional $30 million of long-term debt, primarily for the purpose of funding a portion of its planned capital expenditures. Also, IPL and IPALCO have restrictions on the amount of new debt they may issue due to contractual obligations of AES and financial covenant restrictions under existing debt obligations at IPL and IPALCO. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facilities, refinance existing debt, issue the remaining debt approved by the IURC and issue certain other indebtedness.

In October 2005, Fitch Ratings upgraded the credit ratings of IPL and IPALCO as follows:

                               New Rating   Previous Rating
                               -----------  ----------------
IPL Senior Secured Debt           BBB+            BBB
IPL Senior Unsecured Debt         BBB             BBB-
IPL Preferred Stock               BBB-            BB+
IPALCO Senior Unsecured Debt      BBB-            BB

In addition, the ratings outlook for both companies was changed by Fitch Ratings from "positive" to "stable." These changes did not impact the interest rates on any of the outstanding indebtedness at either IPL or IPALCO.

The following table presents Enterprises' long-term indebtedness as of December 31, 2005 and 2004:

                                                                  December 31,
                                                                  ------------
Series                        Due                               2005        2004
------------------------------------------------------------------------------------
                                                            (IN THOUSANDS)
IPL First Mortgage Bonds:
8%                            October 2006                      $58,800     $58,800
7.375%                        August 2007                        80,000      80,000
6.30%                         July 2013                         110,000     110,000
Variable*-see below           January 2016                       41,850          -
6.10%*                        January 2016                           -       41,850
5.40%*                        August 2017                        24,650      24,650
5.75%*                        August 2021                        40,000      40,000
Variable*-see below           October 2023                       30,000          -
5.50%*                        October 2023                           -       30,000
7.05%                         February 2024                     100,000     100,000
6.625%*                       December 2024                      40,000      40,000
5.90%*                        December 2024                      20,000      20,000
5.95%*                        December 2029                      30,000      30,000
5.95%**                       August 2030                        17,350      17,350
6.60%                         January 2034                      100,000     100,000
Unamortized discount - net                                         (534)       (586)
                                                            ------------------------
Total first mortgage bonds                                      692,116     692,064
                                                            ------------------------
IPL Unsecured Notes:
1995B*                        January 2023                       40,000      40,000
6.375%*                       November 2029                      20,000      20,000
                                                            ------------------------
Total IPL Unsecured Notes                                        60,000      60,000
                                                            ------------------------
Total long-term debt - IPL                                      752,116     752,064
                                                            ------------------------
Long-Term Debt - IPALCO:
7.375% Senior Secured Notes, due November 2008                  375,000     375,000
7.625% Senior Secured Notes, due November 2011                  375,000     375,000
                                                            ------------------------
Total long-term debt - IPALCO                                   750,000     750,000
                                                            ------------------------
Total consolidated IPALCO long-term debt                      1,502,116   1,502,064
                                                            ------------------------
  Less: Current Portion of Long-term Debt                        58,800          -
                                                            ------------------------
Net consolidated IPALCO long-term debt                       $1,443,316  $1,502,064
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

IPL First Mortgage Bonds. The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a $692.7 million direct first mortgage lien, as of December 31, 2005. The IPL first mortgage bonds require net earnings as calculated there under be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2005.

In January 2004, IPL issued $100 million of 6.60% first mortgage bonds due January 1, 2034. The net proceeds of approximately $99 million were used to retire $80 million of 6.05% first mortgage bonds due February 1, 2004 and to reimburse IPL's treasury and pay down IPL's committed credit facilities for expenditures previously incurred in connection with its capital expenditure program.

During April 2005, IPL issued, in two separate series, $71.9 million of variable-rate first mortgage bonds. The interest rate for each series is established through a weekly auction. The initial interest rate on both series was 2.25% and the rate in effect as of December 31, 2005 was 3.5% on both series. The 2005A Series bonds, in the principal amount of $41.9 million, mature January 1, 2016. The 2005B Series bonds, in the principal amount of $30.0 million, mature October 1, 2023. In May 2005, the net proceeds of the new debt were used to retire two series of existing fixed-rate first mortgage bonds: (i) $41.9 million at 6.1% maturing January 2016 and (ii) $30.0 million at 5.5% maturing October 2023.

The IPALCO Notes. IPALCO has outstanding $375 million of 8.375% and $375 million of 8.625% Senior Secured Notes due November 14, 2008 and November 14, 2011, respectively (the "IPALCO Notes"), which are secured by IPALCO's pledge of all of the outstanding common stock of IPL. Interest on the IPALCO Notes is paid semi-annually on May 15 and November 15. The current applicable interest rates on the IPALCO Notes are 100 basis points higher than it was when these notes were initially issued as a result of downgrades in IPALCO's credit ratings. The applicable interest rates on these notes cannot increase any further, but upgrades in IPALCO's credit rating can decrease the rates. The IPALCO Notes contain certain financial covenants based on earnings to interest expense and debt to capital, with which IPALCO is in compliance.

Variable-Rate Unsecured Debt. The IPL 1995B notes provide for an interest rate that varies with the tax-exempt weekly rate. IPL, at its option, can change the interest rate mode for the 1995B notes to other permitted interest rate modes. The interest rate on the 1995B notes is synthetically fixed at 5.21% using a swap agreement. The interest rate swap agreement is accounted for on a settlement basis. These notes are classified as long-term liabilities because IPL maintains a $40.6 million long-term liquidity facility supporting these agreements, which was unused at December 31, 2005. The agreement containing the long term liquidity facility also includes a $30 million committed line of credit. This agreement expires on May 30, 2006, but includes a one year extension for the $40.6 million liquidity facility at IPL's option.

Lines Of Credit

IPL has two unsecured committed lines of credit. One credit line is for up to $30 million and expires May 30, 2006 and the other credit line is for up to $45 million and expires May 18, 2006. As of December 31, 2005, IPL had a total of $52.3 million of outstanding borrowings on these agreements.

On July 23, 2004, FERC issued an Order renewing IPL's authority to issue up to $500 million of short-term indebtedness outstanding at any time through July 2006.

Debt Maturities

Maturities on indebtedness subsequent to December 31, 2005, are as follows:

         Year             Amount
                      (IN THOUSANDS)
2006                        $111,100
2007                          80,000
2008                         375,000
2009                              -
2010                              -
Thereafter                   988,850
                      ---------------
Total                     $1,554,950
                      ===============
  INCOME TAXES

IPALCO follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income. The balance due (to)/from AES under this agreement was $16.2 million and ($2.1 million) as of December 31, 2005 and December 31, 2004, respectively.

In January 2006, the Internal Revenue Service completed an examination of Enterprises' federal income tax filings for the period 1996 through March 2001. The examination resulted in a refund due to Enterprises of approximately $21 million on a consolidated basis, which we expect to receive in the first half of 2006. As a result, Enterprises reduced its consolidated income tax contingency reserves in 2005 by $1.8 million.

Management regularly assesses the potential outcome of tax examinations when determining the adequacy of the provision for income taxes. Tax reserves have been established, which management believes to be adequate, but not excessive, in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While management believes that the amount of the tax reserves are reasonable, it is possible that the ultimate outcome of future examinations may exceed current reserves in amounts or a range of amounts that could be material but cannot be estimated as of December 31, 2005.

The American Jobs Creation Act of 2004, signed into law on October 22, 2004, created new Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities.  IPL's electric production activities qualify for this deduction.  The deduction is equal to 3% of qualifying production activity income (QPAI) for the taxable year, with certain limitations.  This deduction increases to 6% of QPAI beginning in 2007 and 9% of QPAI beginning in 2010 and thereafter.  The 2005 tax benefit associated with the Section 199 domestic production deduction is estimated to be $2.2 million and will be finalized prior to filing the 2005 federal income tax return in 2006.

Federal and state income taxes charged to income are as follows:

                                                       2005       2004       2003
                                                     -------------------------------
                                                              (IN THOUSANDS)

Charged to utility operating expenses
Current income taxes:
    Federal                                           $81,452     $75,234   $45,922
    State                                              23,701      25,243    18,519
                                                     -------------------------------
       Total current income taxes                     105,153     100,477    64,441
                                                     -------------------------------
Deferred income taxes:
    Federal                                            (8,672)       (944)   30,433
    State                                               1,985        (780)    4,673
                                                     -------------------------------
       Total deferred income taxes                     (6,687)     (1,724)   35,106
                                                     -------------------------------
Net amortization of investment credit                  (2,637)     (2,709)   (2,753)
                                                     -------------------------------
  Total charge to utility operating expenses           95,829      96,044    96,794

Charged to other income and deductions
Current income taxes:
    Federal                                           (16,190)    (23,420)  (20,764)
    State                                              (6,380)     (5,780)   (5,503)
                                                     -------------------------------
       Total current income taxes                     (22,570)    (29,200)  (26,267)
Deferred income taxes:
    Federal                                               182         896       373
    State                                                  52         238       (12)
                                                     -------------------------------
Total deferred income taxes                               234       1,134       361
                                                     -------------------------------
Net credit to other income and deductions             (22,336)    (28,066)  (25,906)
                                                     -------------------------------
Total federal and state income tax provisions         $73,493     $67,978   $70,888
                                                     ===============================

The provision for federal income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

                                                       2005       2004       2003
                                                     -------------------------------
Federal statutory tax rate                               35.0%       35.0%     35.0%
Effect of state income taxes                             (3.6)       (3.4)     (3.6)
Amortization of investment tax credits                   (1.4)       (1.4)     (1.6)
Preferred dividends of subsidiary                         0.6         0.6       0.6
Depreciation flow through and amortization               (0.4)       (1.7)      1.3
Manufaturers' Production Deduction (Sec. 199)            (1.2)           -         -
Change in tax reserves                                   (0.5)       (2.2)      0.1
Other - net                                               0.4        (1.5)     (1.3)
                                                     -------------------------------
Effective federal tax rate                               28.9%       25.4%     30.5%
                                                     ===============================

The significant items comprising IPALCO's net accumulated deferred tax liability recognized in the consolidated balance sheets as of December 31, 2005 and 2004 are as follows:

                                                                  2005       2004
                                                              ----------------------
Deferred tax liabilities:                                       (IN THOUSANDS)
Relating to utility property                                     $493,522  $495,524
Other                                                               7,637    10,833
                                                              ----------------------
Total deferred tax liabilities                                    501,159   506,357
Deferred tax assets:                                          ----------------------
Relating to utility property                                       69,843    69,536
Investment tax credit                                              17,506    19,303
Employee benefit plans                                             22,478    20,348
Accumulated other comprehensive loss                               50,668    34,972
Other                                                               1,759       479
                                                              ----------------------
Total deferred tax assets                                         162,254   144,638
                                                              ----------------------
Accumulated net deferred tax liability                            338,905   361,719
  Less: Current portion of deferred tax liability                    (136)     (136)
                                                              ----------------------
Accumulated deferred income taxes - net                          $339,041  $361,855
                                                              ======================
  PENSION AND OTHER POSTRETIREMENT BENEFITS

Employees' Retirement Plan: Most of IPL's employees are covered by the Employees' Retirement Plan of Indianapolis Power & Light Company (the "Defined Benefit Pension Plan") The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities. Benefit accrual was frozen for all non-union participants effective July 8, 2001. The non-union participants who had their benefit accrual frozen also were prohibited from making additional contributions to the IPL defined contribution plan (the "Thrift Plan.") These non-union people became eligible to participate in the AES defined contribution plan.

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

The following tables present information relating to the Defined Benefit Pension Plan and supplemental retirement plan (the "Pension Plans"):

                                                          Pension Benefits
                                                          as of December 31,
                                                           2005         2004
                                                        -----------  ----------
Change in benefit obligation:                                (In Thousands)
Benefit obligation at beginning Measurement Date (see     $445,708    $442,947
  below)
Service cost                                                 4,134       3,654
Interest cost                                               25,892      25,703
Actuarial loss                                              40,712         394
Amendments (Primarily increases in pension bands)            6,804       2,089
Benefits paid                                              (28,998)    (29,079)
                                                        -----------  ----------
  Benefit obligation at ending Measurement Date            494,252     445,708
                                                        -----------  ----------
Change in plan assets:
Fair value of plan assets at beginning Measurement Date    338,628     330,373
Actual return on plan assets                                26,162      31,186
Employer contribution                                       17,604       6,148
Benefits paid                                              (28,998)    (29,079)
                                                        -----------  ----------
  Fair value of plan assets at ending Measurement Date     353,396     338,628
                                                        -----------  ----------
  Funded status                                           (140,856)   (107,080)
  Unrecognized net loss                                    118,272      80,479
  Unrecognized prior service cost                           21,889      16,823
  Unrecognized net transition asset                               -     (1,272)
                                                        -----------  ----------
  Net amount recognized                                      ($695)   ($11,050)
                                                        ===========  ==========

The 2005 actuarial loss of $40.7 million is primarily due to the declining discount rate and changes in other actuarial assumptions to reflect current demographics. The unrecognized net loss of $118.3 million above has arisen over time primarily due to the continuing decline in long term corporate bond rates since FASB Statement No. 87, Employers' Accounting for Pensions, was adopted. Declining corporate bond rates have caused the discount rate to decline, which in turn has increased the reported benefit obligation. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 13 years based on demographic data as of January 1, 2005.

                                                               Pension Benefits
                                                        Years Ended December 31,
                                                       ------------------------------
                                                          2005      2004      2003
                                                       ------------------------------
                                                                (IN THOUSANDS)

Components of net periodic benefit cost
Service cost                                              $4,134    $3,654    $3,702
Interest cost                                             25,892    25,703    26,973
Expected return on plan assets                           (26,365)  (27,049)  (22,696)
Amortization of transition asset                          (1,272)   (1,414)   (1,414)
Amortization of prior service cost                         1,737     1,547     1,547
Recognized actuarial loss                                  3,122     3,812     2,680
                                                       ------------------------------
Total pension cost                                         7,248     6,253    10,792
Less: amounts capitalized                                    459       605     1,116
                                                       ------------------------------
Amount charged to expense                                 $6,789    $5,648    $9,676
                                                       ==============================
Weighted average assumptions as of November 30
Discount rate                                                5.8%      6.0%      6.0%
Expected return on Defined Benefit Pension Plan assets       8.0%      8.0%      8.5%
Expected return on supplemental retirement plan assets       8.0%      8.0%      8.9%

Pension expense for the following year is determined on November 30 (the "Measurement Date") based on the market value of the Pension Plans' assets, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets. In establishing our expected long-term rate of return assumption, we consider historical returns, as well as, the expected future weighted-average returns for each asset class based on the target asset allocation. Our expected long-term rate of return on pension plan assets is based on our targeted asset allocation assumption of approximately 55% equity investments, 40% fixed income investments and 5% real estate investments. For 2005, pension expense was determined using a discount rate of 6.00% and an assumed long-term rate of return on plan assets of 8.0%. The effect on total pension cost of a one percentage point increase and decrease in the assumed discount rate of the projected benefit obligation is ($3.4 million) and $3.9 million, respectively. The effect on total pension cost of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is ($3.4 million) and $3.4 million, respectively.

Total cash contributions to the Pension Plans were $17.6 million, $6.1 million and $96.1 million for 2005, 2004 and 2003, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, as well as targeted funding levels necessary to qualify under standards of the PBGC for exemption from certain administrative requirements. Depending on the timing of contributions, pending legislation, and other factors related to the funding strategy, management estimates potential cash contributions to the Pension Plans of $30 to $50 million in 2006. This estimate is based on actuarial assumptions using a required discount rate of 5.78% for ERISA funding purposes.

The targeted investment allocations of the Pension Plans as of December 31, 2005 and 2004 were approximately 55%, 40% and 5% in equity securities, debt securities and real estate securities, respectively. The actual assets as of December 31, 2005 and 2004 were as follows (in thousands):

                                   2005%           2004%
                                ----------------------   ---------------------
Equity securities                 $222,970         63%    $215,281         62%
Debt securities                    105,183         30%     104,073         30%
Real estate securities              10,760          3%      13,147          4%
Cash                                14,482          4%      12,224          4%
                                ----------------------   ---------------------
Total assets                      $353,395        100%    $344,725        100%
                                ======================   =====================

Benefit payments made from the Defined Benefit Pension Plan for the year ended December 31, 2005 and 2004 were $29.0 million and $29.1 million, respect Projected benefit payments are as follows:

             Year                   Amount
                                (IN THOUSANDS)
2006                               $29,075
2007                                29,099
2008                                30,093
2009                                29,400
2010                                30,327
2011 through 2016 (in total)       162,611

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

IPL also provides postretirement medical and life insurance benefits to the retirees in the second and third VERPS (151 participants) from their retirement until age 62, subject to IPL's right to modify or terminate such benefits in the future. The additional cost is estimated to be $7.5 million to be amortized over 8 years. When those retirees reach age 62, they will be eligible for benefits from the VEBA Trust.

Defined Contribution Plans: All of IPL's employees are covered by one of two defined contribution plans, The Thrift Plan or The AES Retirement Savings Plan:

The Thrift Plan. Most employees of IPL are covered by the Thrift Plan, which is a defined contribution plan sponsored by IPL. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 4% of the participant's base compensation, except for employees hired after October 20, 2000 who are members of the clerical-technical unit and employees hired on or after December 19, 2005 who are members of the physical bargaining unit of the International Brotherhood of Electrical Workers union, who are not eligible for postretirement health care benefits, whose contributions are matched up to 5% of their base compensation. Employer contributions to the Thrift Plan were $2.4 million, $2.4 million and $2.1 million for 2005, 2004 and 2003, respectively.

The AES Retirement Savings Plan. IPL's employees not covered by the Thrift Plan are covered by The AES Corporation Profit Sharing and Stock Ownership Plan, which is a defined contribution plan sponsored by AES and commonly referred to as the AES Retirement Savings Plan (formerly the Wealth Accumulation Plan). Participants elect to make contributions to the AES defined contribution plan based on a percentage of their taxable compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 5% of the participant's taxable compensation. In addition, the AES defined contribution plan has a profit sharing component whereby AES contributes a percentage of each employee's annual salary in the form of shares of AES common stock into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board of Directors on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the AES defined contribution plan were $1.6 million, $1.0 million and $23 thousand for 2005, 2004 and 2003, respectively.

Other Postretirement Benefits: IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 500 people were receiving such benefits or entitled to future benefits as of December 31, 2005. Other postretirement benefit costs for the years ended December 31, 2005, 2004 and 2003, net of amounts capitalized, were $3.0 million, $2.3 million and $1.6 million, respectively. As of December 31, 2005 and 2004 IPL had benefit obligations of $11.5 million and $13.8 million, respectively, and a net obligation recognized as part of accrued pension and other postretirement benefits of $8.3 million and $6.8 million, respectively.

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

  COMMITMENTS AND CONTINGENCIES

Legal

IPALCO and certain former officers and directors of IPALCO are defendants in a class action lawsuit under the Employment Retirement Income Security Act, filed in the U.S. District Court for the Southern District of Indiana, regarding matters arising from the acquisition of IPALCO by AES. The lawsuit was filed in March 2002 and alleges breach of fiduciary duties with respect to shares held in IPL's 401(k) thrift plan. A bench trial was held in February 2006 to determine whether there were any breaches of fiduciary duties. The court took the matter under advisement and has not yet ruled. While we cannot predict the outcome, we do not believe that the suit will have a material adverse effect on IPALCO's consolidated financial statements.

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

In November 2002, IPL was sued in a Fair Labor Standards Act ("FLSA") collective action lawsuit filed in the U.S. District Court for the Southern District of Indiana. The complaint alleges that certain of IPL's current and former employees were not paid overtime pay at the rate required by the FLSA. IPL recently agreed with the plaintiffs to settle the case, but the settlement process is not yet complete. We do not believe the settlement will have a material adverse effect on IPALCO's consolidated financial statements.

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

As of December 31, 2005 and December 31, 2004, IPL is a defendant in approximately 109 and 113 pending lawsuits, respectively, alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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

  RELATED PARTY TRANSACTIONS

Effective September 1, 2003, IPALCO and IPL entered into a property insurance program in which AES and other AES subsidiaries also participate. The program includes a policy issued by a third party insurance company for funding losses of the participants up to a total aggregate amount of $20 million. Funds to pay claims within this limit will be derived from premiums paid to this third party carrier by the participants and will be deposited into a trust fund owned by AES Global Insurance Company, a wholly-owned subsidiary of AES, but controlled by the third party carrier. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence. We believe that the combined cost of these policies is less than comparable insurance in the marketplace. The cost of coverage under this program, which began September 1, 2003, was approximately $2.8 million and $3.0 million in 2005 and 2004, respectively.

In June 2004, IPL entered into an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits, in which AES and other AES subsidiaries also participate. Health and Welfare Benefit Plans LLC will administer the financial aspects of the group insurance program, receive all premium payments from the participating affiliates, and make all vendor payments. Health insurance costs have risen significantly during the last few years. We believe that, though our insurance costs will likely continue to rise, cost savings can be realized through participation in this group benefits program with AES. The cost of coverage under this program, which began August 1, 2004, was approximately $19.2 million and $5.6 million in 2005 and 2004, respectively. As of December 31, 2005 and 2004, we had prepaid approximately $1.5 million and $1.4 million for coverage under this plan.

In July 2005, IPL purchased, in an arm's length transaction, 3,500 SO2 air emissions allowances at the then current market price of $840 per ton, for a total of $2.9 million from a wholly owned subsidiary of The AES Corporation.

Long Term Compensation Plan: During 2005 and 2004, most of IPL's non-union employees received benefits under the AES Long Term Compensation Plan, a deferred compensation program. Benefits under this plan are granted in the form of performance units payable in cash, AES restricted stock units and options to purchase shares of AES common stock. All three of such components granted to non-union employees of IPL vest in thirds over a three-year period and the terms of the AES restricted stock units also include a five-year minimum holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2005 and 2004 was $2.6 million and $1.5 million, respectively, and was included in Other Operating Expenses on IPALCO's consolidated statements of income. The value of these benefits is being amortized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPALCO's balance sheets in accordance with SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure - An Amendment of FASB Statement No. 123."

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income. The balance due (to)/from AES under this agreement was $16.2 million and ($2.1 million) as of December 31, 2005 and December 31, 2004, respectively.

See also Off Balance Sheet Arrangements included in note 2 for details of related party transactions with IPL Funding Corporation.

See also The AES Retirement Savings Plan included in Note 9 for a description of benefits awarded to IPL employees by AES under The AES Retirement Savings Plan.

  SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Enterprises' reportable business segments are electric and "all other." The "all other" category primarily includes the IPALCO Notes, approximately $0.6 million and $0.8 million of nonutility cash and cash equivalents, as of December 31, 2005 and 2004 respectively; short-term and long-term nonutility investments of $1.6 million and $1.8 million at December 31, 2005 and 2004, respectively; and income taxes and interest related to those items. There was no utility operating income other than the activities of IPL during the periods covered by this report. Nonutility assets represented less than 1% of IPALCO's total assets as of December 31, 2005 and 2004 and there were no nonutility capital expenditures during the years ended December 31, 2005, 2004 and 2003. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

  QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2005 and 2004, by quarter, are as follows (in thousands):

                                2005
                           ------------------------------------------------------------
                              March 31        June 30     September 30    December 31
                           ------------------------------------------------------------
Utility operating revenue        $226,889       $228,799       $254,207       $241,184
Utility operating income           54,274         51,083         57,024         46,374
Net income                         32,388         28,784         34,559         18,198

                                2004
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

************

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of Indianapolis Power & Light Company:
Indianapolis, Indiana

We have audited the accompanying balance sheets of Indianapolis Power & Light Company (the "Company") as of December 31, 2005 and 2004, and the related statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Indianapolis Power & Light Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
March 31, 2006

INDIANAPOLIS POWER & LIGHT COMPANY
Statements of Income
For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands)                                                       2005      2004       2003
                                                                  ---------- ---------  ---------
OPERATING REVENUES                                                 $951,079  $885,473   $838,165

OPERATING EXPENSES:
  Operation:
    Fuel                                                            179,862   191,786    178,402
    Other                                                           161,331   130,458    127,839
  Power purchased                                                    51,689    15,172     16,942
  Maintenance                                                        82,113    78,105     84,153
  Depreciation and amortization                                     135,854   125,011    119,595
  Taxes other than income taxes                                      35,673    34,563     27,857
  Income taxes - net                                                 95,829    96,044     96,794
                                                                  ---------- ---------  ---------
    Total operating expenses                                        742,351   671,139    651,582
                                                                  ---------- ---------  ---------
OPERATING INCOME                                                    208,728   214,334    186,583
                                                                  ---------- ---------  ---------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                 2,257     1,829      4,351
  Gains on sales of assets - net                                           -      852         12
  Miscellaneous income and (deductions) - net                        (2,158)      (56)    (1,823)
  Income tax benefit applicable to nonoperating income                  939       905        345
                                                                  ---------- ---------  ---------
    Total other income and (deductions) - net                         1,038     3,530      2,885
                                                                  ---------- ---------  ---------
INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                         47,902    49,314     43,126
  Other interest                                                        754       589        654
  Allowance for borrowed funds used during construction              (1,389)   (1,940)    (2,188)
  Amortization of redemption premium and expense on debt - net        1,702     1,587      1,992
                                                                  ---------- ---------  ---------
    Total interest and other charges - net                           48,969    49,550     43,584
                                                                  ---------- ---------  ---------
NET INCOME                                                          160,797   168,314    145,884

PREFERRED DIVIDEND REQUIREMENTS                                       3,213     3,213      3,213
                                                                  ---------- ---------  ---------
INCOME APPLICABLE TO COMMON STOCK                                  $157,584  $165,101   $142,671
                                                                  ========== =========  =========

  See notes to financial statements

INDIANAPOLIS POWER & LIGHT COMPANY
Balance Sheets
As of December 31, 2005 and 2004

(In Thousands)
                                                                   December 31,  December 31
                             ASSETS                                   2005          2004
UTILITY PLANT:                                                     -----------   -----------
  Utility plant in service                                         $3,496,202    $3,421,828
  Less accumulated depreciation                                     1,425,489     1,356,364
                                                                   -----------   -----------
      Utility plant in service - net                                2,070,713     2,065,464
                                                                   -----------   -----------
  Construction work in progress                                        94,087        76,303
  Property held for future use                                            591         1,085
                                                                   -----------   -----------
      Utility plant - net                                           2,165,391     2,142,852
                                                                   -----------   -----------
OTHER ASSETS:
  At cost, less accumulated depreciation                                1,811         2,172
                                                                   -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents                                             5,443         2,938
  Short tem investments                                                      -       10,450
  Accounts receivable and unbilled revenue (less allowance
    for doubtful accounts of $1,740 and $2,123 respectively)           64,121        55,922
  Receivable due from parent                                                 -          116
  Fuel - at average cost                                               25,145        22,392
  Materials and supplies - at average cost                             52,331        48,929
  Net income tax refunds receivable                                     9,302         2,537
  Regulatory assets                                                    41,424         1,966
  Prepayments and other current assets                                  7,910         4,359
                                                                   -----------   -----------
      Total current assets                                            205,676       149,609
                                                                   -----------   -----------
DEFERRED DEBITS:
  Regulatory assets                                                   156,952       136,664
  Miscellaneous                                                        29,999        25,841
                                                                   -----------   -----------
      Total deferred debits                                           186,951       162,505
                                                                   -----------   -----------
              TOTAL                                                $2,559,829    $2,457,138
                                                                   ===========   ===========
                 CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                     $324,537      $324,537
    Premium on 4% cumulative preferred stock                            2,642         2,642
    Paid in capital                                                     2,019           791
    Retained earnings                                                 365,453       357,366
    Accumulated other comprehensive loss                              (74,359)      (51,326)
                                                                   -----------   -----------
      Total common shareholder's equity                               620,292       634,010
                                                                   -----------   -----------
  Cumulative preferred stock                                           59,135        59,135
  Long-term debt                                                      693,316       752,064
                                                                   -----------   -----------
      Total capitalization                                          1,372,743     1,445,209
                                                                   -----------   -----------
CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt                 111,100              -
  Accounts payable and accrued expenses                                81,734        54,790
  Accrued real estate and personal property taxes                      15,840        15,837
  Accrued income taxes                                                       -       11,017
  Accrued interest                                                     18,351        19,689
  Customer deposits                                                    12,875        11,706
  Other current liabilities                                            12,762         4,547
                                                                   -----------   -----------
      Total current liabilities                                       252,662       117,586
                                                                   -----------   -----------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                             338,027       360,970
  Asset retirement obligations                                        412,597       382,559
  Unamortized investment tax credit                                    22,827        25,464
  Accrued pension and other postretirement benefits                   149,103       113,879
  Miscellaneous                                                        11,870        11,471
                                                                   -----------   -----------
      Total deferred credits and other long-term liabilities          934,424       894,343
                                                                   -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 12)

              TOTAL                                                $2,559,829    $2,457,138
                                                                   ===========   ===========

  See notes to financial statements

INDIANAPOLIS POWER & LIGHT COMPANY
Statements of Cash Flows
For the Years Ended December 31, 2005, 2004 and  2003

(In Thousands)
                                                                           2005        2004        2003
CASH FLOWS FROM OPERATIONS:                                             ----------  ---------- ------------
  Net income                                                             $160,797    $168,314     $145,884
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                         132,023     124,031      117,394
    Amortization of regulatory assets                                       5,584       2,590        2,298
    Deferred income taxes and investment tax credit adjustments - net      (9,219)     (4,457)      32,483
    Gain on sale of land held for sale                                           -     (5,924)           -
    (Gain) loss  on sales of assets - net                                  (1,164)       (852)         (12)
    (Gain) loss on investments                                               (361)          -          845
    Pension expense - net of amount funded                                (10,831)       (452)     (86,424)
    Allowance for equity funds used during construction                    (2,257)     (1,829)      (4,351)
  Change in certain assets and liabilities:
    Accounts receivable                                                    (7,850)    (11,848)      (3,339)
    Fuel, materials and supplies                                           (4,992)      5,544       (6,962)
    Income taxes receivable or payable                                    (17,783)     17,836       (4,967)
    Accounts payable and accrued expenses                                  14,507       4,515        6,100
    Accrued real estate and personal property taxes                             3      (2,695)     (11,539)
    Short-term and long-term regulatory assets                            (54,269)     (3,595)      (6,550)
    Accrued interest                                                       (1,338)      2,109        2,951
    Other - net                                                             7,646       3,513        3,263
                                                                        ----------  ---------- ------------
Net cash provided by operating activities                                 210,496     296,800      187,074
                                                                        ----------  ---------- ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (112,207)   (163,540)    (145,836)
  Purchase of short-term investments                                     (725,909)   (909,375)  (1,318,671)
  Proceeds from sales and maturities of short-term investments            736,359     907,025    1,330,921
  Proceeds from the sales of assets                                              -     14,309           12
  Other                                                                    (4,468)     (2,406)       1,167
                                                                        ----------  ---------- ------------
Net cash used in investing activities                                    (106,225)   (153,987)    (132,407)
                                                                        ----------  ---------- ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings - net                                              52,300            -            -
  Long-term borrowings                                                     71,850      98,917      108,930
  Retirement of long-term debt                                            (71,850)    (80,000)           -
  Dividends on common stock                                              (149,497)   (157,650)    (161,706)
  Dividends on preferred stock                                             (2,410)     (4,017)      (3,213)
  Other                                                                    (2,159)       (530)           -
                                                                        ----------  ---------- ------------
Net cash used in financing activities                                    (101,766)   (143,280)     (55,989)
                                                                        ----------  ---------- ------------
Net change in cash and cash equivalents                                     2,505        (467)      (1,322)
Cash and cash equivalents at beginning of year                              2,938       3,405        4,727
                                                                        ----------  ---------- ------------
Cash and cash equivalents at end of year                                   $5,443      $2,938       $3,405
                                                                        ==========  ========== ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                                  $49,059     $45,854      $38,653
                                                                        ==========  ========== ============
    Income taxes                                                         $121,885     $85,897      $76,317
                                                                        ==========  ========== ============

See notes to financial statements

INDIANAPOLIS POWER & LIGHT COMPANY
Statements of Common Shareholder's Equity
For the Years Ended December 31, 2005, 2004 and 2003

(In Thousands)
                                                        Premium
                                                        and Net                          Accumulated
                                                        Gain on                             Other
                                              Common   Preferred   Paid in    Retained   Comprehensive
                                               Stock     Stock     Capital    Earnings       Loss         Total
                                             --------- ---------- ---------- ----------- -------------  ----------
Balance at Janaury 1, 2003                   $324,537     $2,642        $ -    $368,950       (52,619)   $643,510
                                             --------- ---------- ---------- ----------- -------------  ----------
 Cash dividends declared:
  Common stock                                                                 (161,706)                 (161,706)
  Cumulative preferred stock                                                     (3,213)                   (3,213)
 Contributions from AES                                                 104                                   104
 Comprehensive Income (Loss):
  Net income                                                                    145,884                   145,884
  Minimum pension liability adjustment, net
   of income taxes of $3,772                                                                   (5,536)     (5,536)
  Adjust financial instruments to fair market
   value, net of income taxes of $179                                                            (263)       (263)
                                             --------- ---------- ---------- ----------- -------------  ----------
 Total Comprehensive Income (Loss)                  -          -          -     145,884        (5,799)    140,085
                                             --------- ---------- ---------- ----------- -------------  ----------
Balance at December 31, 2003                 $324,537     $2,642       $104    $349,915      ($58,418)   $618,780
                                             --------- ---------- ---------- ----------- -------------  ----------
 Cash dividends declared:
  Common stock                                                                 (157,650)                 (157,650)
  Cumulative preferred stock                                                     (3,213)                   (3,213)
 Contributions from AES                                                 687                                   687
 Comprehensive Income:
  Net income                                                                    168,314                   168,314
  Minimum pension liability adjustment, net
   of income taxes of $(512)                                                                    5,630       5,630
  Adjust financial instruments to fair market
   value, net of income taxes of $(615)                                                         1,462       1,462
                                             --------- ---------- ---------- ----------- -------------  ----------
 Total Comprehensive Income                         -          -          -     168,314         7,092     175,406
                                             --------- ---------- ---------- ----------- -------------  ----------
Balance at December 31, 2004                 $324,537     $2,642       $791    $357,366      ($51,326)   $634,010
                                             --------- ---------- ---------- ----------- -------------  ----------
 Cash dividends declared:
  Common stock                                                                 (149,497)                 (149,497)
  Cumulative preferred stock                                                     (3,213)                   (3,213)
 Contributions from AES                                               1,228                                 1,228
 Comprehensive Income (Loss):
  Net income                                                                    160,797                   160,797
  Minimum pension liability adjustment, net
   of income taxes of $15,831                                                                 (23,234)    (23,234)
  Adjust financial instruments to fair market
   value, net of income taxes of $(137)                                                           201         201
                                             --------- ---------- ---------- ----------- -------------  ----------
 Total Comprehensive Income (Loss)                  -          -          -     160,797       (23,033)    137,764
                                             --------- ---------- ---------- ----------- -------------  ----------
Balance at December 31, 2005                 $324,537     $2,642     $2,019    $365,453      ($74,359)   $620,292
                                             ========= ========== ========== =========== =============  ==========

  See notes to financial statements

INDIANAPOLIS POWER & LIGHT COMPANY

Notes to Financial Statements

For the Years Ended December 31, 2005, 2004 and 2003

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

Regulatory Matters

General: IPL is subject to regulation by the Indiana Utility Regulatory Commission ("IURC") as to its services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, retail rates and charges, the issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters.

In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") with respect to short-term borrowing not regulated by the IURC, the sale of electricity at wholesale and the transmission of electric energy in interstate commerce, the classification of accounts, and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by nonregulated entities.

IPL is also affected by the regulatory jurisdiction of the U.S. Environmental Protection Agency ("EPA"), at the federal level, and the Indiana Department of Environmental Management, at the state level. Other significant regulatory agencies affecting IPL include, but are not limited to, the U.S. Department of Labor and the Indiana Occupational Safety and Health Administration.

Purchased Power: IPL is generally allowed to recover, through its fuel adjustment charge, the fuel portion of purchased power costs incurred to meet jurisdictional retail load. Purchased power costs below an established benchmark are presumed to be recoverable energy costs. Under a settlement agreement approved by the IURC in March 2005, which expires March 31, 2007, the benchmark for IPL is established prospectively each month based on the higher of the prompt month price (futures settlement price on the last trading day of the current month for next month) for natural gas or No. 2 fuel oil. The settlement also generally provides for recovery of 85% of power purchased up to $700/MWh to replace capacity losses for certain full forced outages and environmental derates (unit impairment for environmental conditions) for power purchases up to the first 11% of IPL's total rated summer capacity in any hour and full recovery for power purchases exceeding 11% of IPL's total rated summer capacity in any hour.

Elect Plan: During 1998, in an Order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily select service under IPL's Elect Plan. We assume fuel and purchase power cost risk for Elect Plan customers. Elect Plan allows IPL to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service plans. As of December 31, 2005, approximately 2% of IPL's retail customers were included in the Elect Plan. Customers who do not choose one of the Elect Plan options receive electric service under existing tariffs. IPL's authority to offer these options expires on December 31, 2006. IPL is currently considering seeking IURC approval of alternative customer offerings to take effect subsequent to December 31, 2006. Under the Elect Plan, eligible IPL customers may enter into written contracts for (i) Fixed Rate— Pay a guaranteed fixed rate per unit of consumption (ii) Green Power— Purchase environmentally friendly or "green" power; or (iii) Sure Bill— Pay the same bill each month for 12 months, regardless of the amount of electricity used. However, due to contract notice provisions and the expiration of Elect Plan on December 31, 2006, new contracts are being executed only for Green Power at this time.

Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income: IPL may apply to the IURC for a change in its fuel charge every three months to recover its estimated fuel costs, including the fuel portion of purchased power costs, which may be above or below the levels included in IPL's basic rates and charges. Certain costs associated with participation in the Midwest ISO are also recoverable in these quarterly proceedings. IPL must present evidence in each fuel adjustment charge proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible.

Purchased power costs below an established benchmark are presumed to be recoverable energy costs. Under a settlement agreement approved by the IURC in March 2005, which expires March 31, 2007, the benchmark for IPL is established prospectively each month based on the higher of the prompt month price (futures settlement price on the last trading day of the current month for next month) for natural gas or No. 2 fuel oil. The settlement also generally provides for recovery of 85% of power purchased up to $700/MWh to replace capacity losses for certain full forced outages and environmental derates (unit impairment for environmental conditions) for power purchases up to the first 11% of IPL's total rated summer capacity in any hour and full recovery for power purchases exceeding 11% of IPL's total rated summer capacity in any hour.

Our three most recent fuel adjustment charge proceeding ("FAC") Orders approved rates that are interim rates, subject to refund, because of issues regarding the appropriateness of recovery in the FAC process of Day Ahead Revenue Sufficiency Guarantee Distribution Amounts and Real-Time Revenue Sufficiency Guarantee First Pass Distribution Amounts assessed by Midwest ISO. IPL is a party to a Joint Petition, docketed as Cause No. 42962, which seeks IURC approval of recovery of these charges through the FAC process. A hearing is scheduled to be held on March 29, 2006.

Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual jurisdictional net operating income and cannot be offset by applicable cumulative net operating income deficiencies. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be the lesser of one-fourth of the excess annual jurisdictional net operating income grossed up for federal and state taxes or one-fourth of the cumulative net operating income deficiencies and excesses for the applicable period grossed up for federal and state taxes. This provision for an automatic refund exists within the statute governing the FAC proceedings, and is independent of the IURC's ability to review our basic rates and charges.

IPL's authorized annual jurisdictional net operating income, for purposes of the quarterly operating income tests, attendant with its FAC proceedings, is $163 million, as established in IPL's last base rate case, plus additional returns authorized in the ECCRA filings of $13.8 million as of December 31, 2005. During the quarterly FAC filings in 2004 and the first three filings in 2005, the IURC found that IPL's rolling annual jurisdictional retail electric operating income was less than the authorized annual jurisdictional net operating income. In IPL's most recently completed FAC filing in December, 2005, the IURC found that IPL's rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income by $1.6 million. We may exceed the authorized annual jurisdictional net operating income in future measurement periods. In IPL's most recently completed FAC filing, IPL had a cumulative net operating income deficiency of $772.0 million. Because IPL has a cumulative net operating income deficiency, we have not been required to make customer refunds in our FAC proceedings when IPL's rolling annual jurisdictional retail electric operating income has been greater than the authorized annual jurisdictional net operating income. The deficiency is calculated by summing the quarterly measurement period annual results from the date of the last rate Order establishing IPL's basic rates and charges. Because of the deficiency it is possible for IPL to earn above the authorized annual electric jurisdictional retail net operating income without being required to make customer refunds in its FAC proceedings

The IURC approved the use of Clean Coal Technology ("CCT"), which constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and ratemaking treatment through the ECCRA that allows IPL to meet the NOx emission limits imposed pursuant to the EPA's NOx State Implementation Plan ("SIP") call. A return on the investment in IPL's CCT investments is included in the ratemaking treatment. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC for purposes of annual operating income test requirements in subsequent fuel adjustment charge proceedings. The additional amount of return will be dependent on the cumulative amount of CCT investment that has been made at the time IPL files with the IURC for ratemaking treatment on such CCT investment. Such filings are made at intervals of no more often than every 6 months.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Reclassifications: Certain prior period amounts have been reclassified to conform to current year presentation. The accompanying balance sheet as of December 31, 2004 reflects a reclassification of instruments used in IPL's cash management program from cash and cash equivalents to short-term investments of $10.5 million. This reclassification is to present certain auction rate securities and other highly-liquid instruments as short-term investments rather than as cash equivalents. The reclassification was made based on recent accounting interpretations considering the stated tenor of the maturities of these investments. Corresponding changes were also made to the accompanying statements of cash flows. The change resulted in reductions of $10.5 million; $8.1 million and $20.4 million, in amounts presented as cash and cash equivalents as of December 31, 2004, 2003 and 2002, respectively.

During 2005, IPL determined that the amounts recorded for both deferred income tax liabilities and regulatory assets were understated as of December 31, 2004 by $6.6 million. The December 31, 2004 balances have been adjusted in the accompanying financial statements to reflect the correction.

Certain other prior period amounts have been reclassified to conform to current year presentation, all of which management deems to be immaterial individually and in the aggregate with the reclassifications described above.

Regulation: The retail utility operations of IPL are subject to the jurisdiction of the IURC. IPL's wholesale power transactions are subject to the jurisdiction of the FERC. These agencies regulate IPL's utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are based on GAAP, including the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," which gives recognition to the ratemaking and accounting practices of these agencies.

Revenues: Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, we estimate line losses on a monthly basis. At December 31, 2005, customer accounts receivable include unbilled energy revenues of $44.8 million on a base of annual revenue of $951.1 million.

IPL's basic rates include a provision for fuel costs as established in IPL's most recent rate proceeding. IPL is permitted to recover actual costs of purchased power and fuel consumed, subject to certain restrictions. This is accomplished through quarterly fuel adjustment charge proceedings, in which IPL estimates the amount of fuel and purchased power costs in future periods. Through these proceedings, IPL is also permitted to recover, in future rates, underestimated fuel and purchased power costs from prior periods, subject to certain restrictions, and therefore the over or underestimated costs are deferred or accrued and amortized into fuel expense in the same period that IPL's rates are adjusted.

On April 1, 2005, IPL began participation in the restructured wholesale energy market operated by the Midwest Independent Transmission System Operators, Inc. ("Midwest ISO"). The implementation of this restructured market marks a significant change in the way IPL buys and sells electricity and schedules generation. Prior to the restructured market, IPL dispatched its generation and purchased power resources directly to meet its demands. In the restructured market, IPL offers its generation and bids its demand into the market on an hourly basis. The Midwest ISO settles these hourly offers and bids based on locational marginal pricing ("LMP"s), i.e., pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. The Midwest ISO evaluates the market participants' energy injections into, and withdrawals from, the system to economically dispatch the entire Midwest ISO system on a five-minute basis. Market participants are able to hedge their exposure to congestion charges, which result from constraints on the transmission system, with certain Financial Transmission Rights ("FTR"s). Participants are allocated FTRs each year and are permitted to purchase additional FTRs. The net of expenses related to congestion charges and/or FTRs have not been material to our financial statements thus far and we do not expect them to be material in the near term. IPL's FTRs are carried at estimated fair market value, which was $2.6 million as of December 31, 2005.

Contingencies: IPL accrues for loss contingencies when the amount of the loss is probable and estimable. IPL is subject to various environmental regulations, and is involved in certain legal proceedings. If IPL's actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on IPL's operating results and financial condition.

Concentrations of Risk: Substantially all of IPL's customers are located within the Indianapolis area. In addition, approximately 67% of IPL's full-time employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL's current contracts with the physical unit and the clerical-technical units expire on December 8, 2008 and February 19, 2007, respectively. In addition, approximately 61% of IPL's contracted coal is from one supplier. IPL has entered into three long-term contracts with this supplier, which employs non-unionized labor, for the provision of coal from three separate mines.

Allowance For Funds Used During Construction: In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 9.1%, 8.8% and 9.5% during 2005, 2004 and 2003, respectively.

Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items that are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.8% during 2005, 3.7% during 2004 and 3.6% during 2003.

Off-Balance Sheet Arrangements: IPL formed IPL Funding Corporation ("IPL Funding") in 1996 to sell, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL to the Purchasers (see below) in exchange for cash. IPL Funding is not consolidated by IPL since it meets requirements set forth in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" to be considered a qualified special-purpose entity. IPL Funding has entered into a purchase facility with unrelated parties (the "Purchasers") pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million of the receivables purchased from IPL. During 2005, this agreement was extended through May 30, 2006. As of December 31, 2005 and 2004, the aggregate amount of receivables IPL Funding has sold to the Purchasers pursuant to this purchase facility was $50.0 million. Accounts receivable on the accompanying balance sheets of IPL are stated net of the $50 million sold.

The net cash flows between IPL and IPL Funding are limited to cash payments made by IPL to IPL Funding for interest charges and processing fees. These payments totaled approximately $2.1 million, $1.1 million and $1.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. IPL retains servicing responsibilities through its role as a collection agent for the amounts due on the purchased receivables. IPL and IPL Funding provide certain indemnities to the Purchasers, including indemnification in the event that there is a breach of representations and warranties made with respect to the purchased receivables. IPL Funding and IPL each have agreed to indemnify the Purchasers on an after-tax basis for any and all damages, losses, claims, liabilities, penalties, taxes, costs and expenses at any time imposed on or incurred by the indemnified parties arising out of or otherwise relating to the purchase facility, subject to certain limitations as defined in the purchase facility. The transfers of receivables to IPL Funding are recorded as sales however no gain or loss is recorded on the sale.

Under the receivables purchase facility, if IPL fails to maintain certain financial covenants regarding interest coverage and debt-to-capital ratios, it would constitute a "termination event." IPL is in compliance with such covenants.

As a result of IPL's current credit rating, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a "lock-box" event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account; and (ii) give the Purchasers the option to discontinue the purchase of new receivables and cause all proceeds of the purchased receivables to be used to reduce the Purchaser's investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased receivables (currently $50 million).

Derivatives:  IPL has only limited involvement with derivative financial instruments and does not use them for trading purposes. IPL accounts for its derivatives in accordance with SFAS No. 133 "Accounting for Derivatives," as amended. IPL has one interest rate swap agreement, which is recognized on the balance sheet at its estimated fair value as a liability of approximately $6.8 million. Enterprises entered into this agreement as a means of managing the interest rate exposure on a $40 million unsecured variable-rate debt instrument. This instrument was designated as a cash flow hedge. The settlement amounts from the swap agreement were reported in the financial statements as a component of interest expense. Management relies on financial institutions, which use standard market conventions to determine the fair value of the interest rate swap. IPL records the change in the fair value of the interest rate swap in accumulated other comprehensive loss.

IPL also has derivative financial instruments, known as FTRs, which are recognized on the balance sheet at their estimated fair value of approximately $2.6 million. IPL was granted to it as part of its participation in the Midwest ISO. FTRs are designed to hedge market participants' exposure to congestion charges, which result from constraints on the transmission system. IPL's balance sheets reflect the current fair market value of such FTRs. In accordance with SFAS No. 71, IPL recognized a regulatory liability for the value of the FTR derivative, which is adjusted as the value of the FTR's changes. All methods of assessing fair value result in a general approximation of value and such value may never be realized.

In addition, IPL has entered into contracts involving the physical delivery of energy and fuel. Because these contracts qualify for the normal purchases and sales scope exception in FAS 133, they are accounted for as accrual contracts, which are not adjusted for changes in fair value, in accordance with SFAS No. 133.

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

Cash and Cash Equivalents: IPL considers all highly liquid investments purchased with original maturities of 90 days or less at the date of acquisition to be cash equivalents.

Short Term Investments: Our short-term investments consist primarily of various financial instruments, such as tax-exempt debt securities that frequently have stated maturities of 20 years or more and taxable and tax-exempt auction rate securities. We actively invest a portion of our available cash balances in such instruments. These instruments provide for a high degree of liquidity through features such as daily and seven day notice put options and 7, 28, and 35 day auctions which allow for the redemption of the investments at their face amounts plus earned income. As we intend to sell these instruments within one year or less, they are classified as current assets.

New Accounting Pronouncements: In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" ("FIN 47"). FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), addressed financial accounting and reporting for obligations associated with retirement of tangible long-lived assets and the associated asset retirement costs. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. In accordance with the standard, IPL implemented the provisions of FIN 47 effective December 31, 2005

As a result of implementing FIN 47, as of December 31, 2005, IPL recognized a long-term Asset Retirement Obligation liability of $11.5 million, a long-term regulatory asset of $9.4 million (See Note 5. Regulatory Assets) and a $2.1 million net increase to utility plant in service. IPL's Asset Retirement Obligation liability primarily relates to future asbestos abatement at generating stations, landfill and ash pond closures, and other environmental remediation issues. The regulatory asset represents IPL's expected recovery of the $7.9 million accretion liability and $1.5 million of depreciation associated with the capitalized portion of the Asset Retirement Obligation for current and prior year(s). The net increase in utility plant in service consists of recognizing $3.6 million in capitalized Asset Retirement Obligations less $1.5 million of accumulated depreciation.

In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS 153"), which addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets, which were accounted for under APB Opinion No. 29 based on the book value of the asset surrendered with no gain or loss recognition. SFAS 153 also eliminates APB Opinion 29's concept of culmination of an earnings process. The amendment requires that an exchange of nonmonetary assets be accounted for at fair value if the exchange has commercial substance and fair value is determinable within reasonable limits. Commercial substance is assessed by comparing the entity's expected cash flows immediately before and after the exchange. If the difference is significant, the transaction is considered to have commercial substance and should be recognized at fair value. SFAS 153 is effective for nonmonetary transactions occurring on or after July 1, 2005 and impacted the way IPL accounts for exchanges of environmental emissions allowances. Such transactions now result in a gain or loss depending upon the cost basis of allowances given up and the market value of allowances acquired. The adoption of SFAS 153 did not have a material impact on IPL results of operations, cash flows or financial position.

Per Share Data: IPL is a wholly-owned subsidiary of IPALCO and does not report earnings on a per-share basis.

3. UTILITY PLANT IN SERVICE

The original cost of utility plant in service at December 31, segregated by functional classifications, follows:

                                          2005        2004
                                       ----------- -----------
                                            (IN THOUSANDS)
Production                             $2,112,610  $2,059,490
Transmission                              259,973     257,118
Distribution                              965,813     939,178
General plant                             157,806     166,042
                                       ----------- -----------
Total Utility Plant in Service         $3,496,202  $3,421,828
                                       =========== ===========

Substantially all of IPL's property is subject to a $692.7 million direct first mortgage lien, as of December 31, 2005, securing IPL's first mortgage bonds. Total utility plant in service includes $4.3 and $4.0 million of property under capital leases as of December 31, 2005 and 2004, respectively. Total non-legal removal costs of utility plant in service at December 31, 2005 and 2004 were $401.1 million and $382.6 million, respectively and total legal removal costs of utility plant in service at December 31, 2005 were $11.5 million. There were no legal removal costs for 2004, as FASB Interpretation No. 47 was not yet effective.

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

Short term investments: IPL's short term investments consist primarily of auction rate securities and other highly-liquid instruments. The book value of such investments approximates fair value due primarily to the short maturity of these instruments.

Long-Term Debt and Cumulative Preferred Stock of Subsidiary: The fair value of IPL's outstanding fixed rate debt and cumulative preferred stock has been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 2005, and 2004, the approximate fair value of IPL's long-term debt was $778 million and $788 million, respectively. The fair value of the variable-rate debt outstanding at December 31, 2005 and 2004 approximates its face amount, which was $111.9 and $40 million, respectively. The fair value of IPL's interest rate swap agreement at December 31, 2005 and 2004 was approximately $(6.8) million and $(7.1) million, respectively. These amounts estimate what IPL would have to pay to sell its position in the swap. The fair value of IPL's cumulative preferred stock approximates its book value as IPL is subject to regulation and gains and losses may be included in rates.

5. REGULATORY ASSETS

Regulatory assets represent deferred costs that have been included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC or established regulatory practices. IPL is amortizing non tax-related regulatory assets to expense over periods ranging from 1 to 30 years. Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid.

The amounts of regulatory assets at December 31 are as follows:

                                                         2005       2004     Recovery Period
                                                       ---------  ---------  ----------------------------
                                                           (IN THOUSANDS)
Current:
Deferred fuel costs                                     $39,819         $8   Through 2006 (1)
NOx project expenses                                        798      1,726   Through 2006 (1)
Air conditioning load management
   (demand management)                                      232        143   Through 2006 (1)
Other demand side mgmt. program costs                       575         89   Through 2006 (1)(2)
                                                       ---------  ---------
Total current regulatory assets                          41,424      1,966
                                                       ---------  ---------

Long Term:
Related to deferred income taxes                         87,408     88,074   Various
Unamortized reacquisition premium on debt                15,101     15,463   Over remaining life of debt
Unamortized Petersburg unit 4 carrying charges and
  certain other costs                                    21,792     22,847   Through 2006 (1)(2)
Deferred Midwest ISO costs                               20,908      7,791   To be determined(3)
Asset retirement obligation costs                         9,433          -   Over book life of assets
NOx Project Expenses - Pete Unit 2
  precipitator                                            2,310      2,489   Through 2021 (1)
                                                       ---------  ---------
Total long term regulatory assets                       156,952    136,664
                                                       ---------  ---------
  Total regulatory assets                              $198,376   $138,630
                                                       =========  =========

(1) Recovered per specific rate orders
(2) Recovered with a current return
(3) Deferred per specific rate order, recovery is probable but timing not yet determined

Deferred Fuel. Deferred fuel costs are a component of current regulatory assets and are expected to be recovered through future fuel adjustment charge proceedings. IPL records deferred fuel in accordance with standards prescribed by the FERC. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL's fuel adjustment charge and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the fuel adjustment charge proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL's rates are adjusted. Deferred fuel costs have increased significantly during the year ended December 31, 2005 because actual fuel and purchased power costs during the period were higher than the estimate of such costs in the fuel adjustment charge proceedings.

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

Deferred Midwest ISO costs: These consist of administrative costs for transmission services and other administrative and socialized costs from IPL's participation in the Midwest ISO market. IPL received orders from the IURC that granted authority for the deferral of such costs for recovery in a future base rate case.

Asset Retirement Obligation Costs: This amount represents the portion of legal asset retirement obligation costs that we believe will be recovered through future rates, based upon established regulatory practices.

6. COMMON SHAREHOLDER'S EQUITY

Capital Stock

All of the outstanding common stock of IPL is owned by IPALCO. IPL's common stock is pledged under IPALCO's $750 million senior secured notes. There have been no changes in the capital stock of IPL during the periods covered by this report.

Dividend Restrictions: Restrictions on the payment of cash dividends or other distributions of IPL common stock held by IPALCO and on the purchase or redemption of such shares by IPL are contained in the indenture securing IPL's first mortgage bonds. In addition, pursuant to IPL's Articles of Incorporation, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL's preferred stock have been paid or declared and set apart for payment. All of IPL's retained earnings at December 31, 2005 were free of such restrictions. IPL is also restricted in its ability to pay dividends under the terms of its credit facilities if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before income taxes to interest expense not in excess of 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .60 to 1, in order to pay dividends. IPL was in compliance with such covenants as of December 31, 2005.

In addition, on February 12, 2003 and April 16, 2003, the IURC issued Orders (collectively, the "IURC 2003 Financing Order"), approving IPL's 2003-2006 financing program, including, among other things, the issuance of up to $160 million of additional long-term debt to pay, in part, for IPL's capital expenditure program during 2003-2005, and the refinancing of up to approximately $211 million of long-term debt. To date, $130 million of additional long-term debt has since been issued and the $80 million of long-term debt due in February 2004 was refinanced. In addition, the IURC 2003 Financing Order set forth a process whereby, prior to declaring or paying common stock dividends, IPL must file a report with the IURC which includes certain specific historical and pro forma financial information including, among other things, information relating to dividends proposed, dividends paid in the prior twelve months, capitalization and retained earnings. The IURC 2003 Financing Order states that IPL is not to pay any common stock dividends until after twenty calendar days have passed after IPL has filed its report, or after the IURC approves the common stock dividend after initiating a proceeding to explore the implications of a proposed dividend. If within twenty calendar days the IURC does not initiate a proceeding to further explore the implications of the proposed dividend, the proposed dividend will be deemed approved. The IURC 2003 Financing Order stated that such process should continue in effect during the term of the financing authority, which expires December 31, 2006.

The reports IPL has filed to date with the IURC under the dividend reporting process were all deemed approved after twenty calendar days had elapsed and the IURC did not initiate any proceedings to explore the implications of the proposed dividends. Management continues to believe that IPL will not be prevented from paying future dividends in the ordinary course of prudent business operations.

Cumulative Preferred Stock of Subsidiary: IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2005, 2004 and 2003, total preferred stock dividends were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL's board of directors. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2005 and 2004, preferred stock consisted of the following:

                                    December 31, 2005      December 31,
                                    ---------------------- ------------------
                                        Shares      Call
                                     Outstanding   Price     2005     2004
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
                                    ==============         ==================

Accumulated Other Comprehensive Loss

The balances comprising accumulated other comprehensive loss are as follows:

                                                 Years Ended December 31,
                                                     2005          2004
                                                 ------------- ------------
Minimum pension liability adjustment-net of tax      ($70,342)    ($47,108)
Unrealized gains/(losses) on securities-net of tax     (4,017)      (4,218)
                                                 ------------- ------------
Total accumulated other comprehensive loss            (74,359)     (51,326)
                                                 ============= ============

  INDEBTEDNESS

Long-term Debt

Before IPL can incur additional long-term debt, it must first have the approval of the IURC. As of December 31, 2005, IPL had approval from the IURC to issue up to $30 million of additional long-term debt and had filed a petition for approval to issue up to an additional $30 million of long-term debt, primarily for the purpose of funding a portion of its planned capital expenditures. Also, IPL has restrictions on the amount of new debt it may issue due to contractual obligations of AES and financial covenant restrictions under existing debt obligations at IPL. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facilities, refinance existing debt, issue the remaining debt approved by the IURC and issue certain other indebtedness.

In October 2005, Fitch Ratings upgraded the credit ratings of IPL as follows:

                               New Rating     Previous Rating
                              -------------  -----------------
IPL Senior Secured Debt           BBB+              BBB
IPL Senior Unsecured Debt         BBB               BBB-
IPL Preferred Stock               BBB-              BB+

In addition, the ratings outlook for IPL was changed by Fitch Ratings from "positive" to "stable." These changes did not impact the interest rates on any of the outstanding indebtedness of IPL.

The following table presents IPL' long-term indebtedness as of December 31, 2005 and 2004:

                                                              December 31,
                                                              -----------
Series                         Due                           2005       2004
--------------------------------------------------------------------------------
                                                          (IN THOUSANDS)
First Mortgage Bonds:
8%                             October 2006                   58,800     58,800
7.375%                         August 2007                    80,000     80,000
6.30%                          July 2013                     110,000    110,000
Variable*-see below            January 2016                   41,850          -
6.10%*                         January 2016                        -     41,850
5.40%*                         August 2017                    24,650     24,650
5.75%*                         August 2021                    40,000     40,000
Variable*-see below            October 2023                   30,000          -
5.50%*                         October 2023                        -     30,000
7.05%                          February 2024                 100,000    100,000
6.625%*                        December 2024                  40,000     40,000
5.90%*                         December 2024                  20,000     20,000
5.95%*                         December 2029                  30,000     30,000
5.95%**                        August 2030                    17,350     17,350
6.60%                          January 2034                  100,000    100,000
Unamortized discount - net                                      (534)      (586)
                                                          ----------------------
Total first mortgage bonds                                   692,116    692,064
                                                          ----------------------
IPL Unsecured Notes:
1995B*                         January 2023                   40,000     40,000
6.375%*                        November 2029                  20,000     20,000
                                                          ----------------------
Total IPL unsecured notes                                     60,000     60,000
                                                          ----------------------
Total long-term debt                                         752,116    752,064
                                                          ----------------------
  Less: Current Portion of Long-term Debt                     58,800          -
                                                          ----------------------
Net long-term debt                                          $693,316   $752,064
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

IPL First Mortgage Bonds. The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a $692.7 million direct first mortgage lien, as of December 31, 2005. The IPL first mortgage bonds require net earnings as calculated there under be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2005.

In January 2004, IPL issued $100 million of 6.60% first mortgage bonds due January 1, 2034. The net proceeds of approximately $99 million were used to retire $80 million of 6.05% first mortgage bonds due February 1, 2004 and to reimburse IPL's treasury and pay down IPL's committed credit facilities for expenditures previously incurred in connection with its capital expenditure program.

During April 2005, IPL issued, in two separate series, $71.9 million of variable-rate first mortgage bonds. The interest rate for each series is established through a weekly auction. The initial interest rate on both series was 2.25% and the rate in effect as of December 31, 2005 was 3.5% on both series. The 2005A Series bonds, in the principal amount of $41.9 million, mature January 1, 2016. The 2005B Series bonds, in the principal amount of $30.0 million, mature October 1, 2023. In May 2005, the net proceeds of the new debt were used to retire two series of existing fixed-rate first mortgage bonds: (i) $41.9 million at 6.1% maturing January 2016 and (ii) $30.0 million at 5.5% maturing October 2023.

Variable-Rate Unsecured Debt. The IPL 1995B notes provide for an interest rate that varies with the tax-exempt weekly rate. IPL, at its option, can change the interest rate mode for the 1995B notes to other permitted interest rate modes. The interest rate on the 1995B notes is synthetically fixed at 5.21% using a swap agreement. The interest rate swap agreement is accounted for on a settlement basis. These notes are classified as long-term liabilities because IPL maintains a $40.6 million long-term liquidity facility supporting these agreements, which was unused at December 31, 2005. The agreement containing the long term liquidity facility also includes a $30 million committed line of credit. This agreement expires on May 30, 2006, but includes a one year extension for the $40.6 million liquidity facility at IPL's option.

Lines Of Credit

IPL has two unsecured committed lines of credit. One credit line is for up to $30 million and expires May 30, 2006 and the other credit line is for up to $45 million and expires May 18, 2006. As of December 31, 2005, IPL had a total of $52.3 million of outstanding borrowings on these agreements.

On July 23, 2004, FERC issued an Order renewing IPL's authority to issue up to $500 million of short-term indebtedness outstanding at any time through July 2006.

Debt Maturities

Maturities on indebtedness subsequent to December 31, 2005, are as follows:

         Year             Amount
                      (IN THOUSANDS)
2006                        $111,100
2007                          80,000
2008                               -
2009                               -
2010                               -
Thereafter                   613,850
                      ---------------
Total                       $804,950
                      ===============
8. INCOME TAXES

IPL follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. AES files federal and state income tax returns which consolidate IPALCO and IPL. Under a tax sharing agreement with IPALCO, IPL is responsible for the income taxes associated with its own taxable income. The balance due (to)/from IPALCO under this agreement was $16.2 million and ($1.5 million) as of December 31, 2005 and December 31, 2004, respectively.

In January 2006, the Internal Revenue Service completed an examination of IPL's federal income tax filings for the period 1996 through March 2001. The examination resulted in a refund due to IPL of approximately $23 million, which we expect to receive in the first half of 2006. As a result, IPL reduced its income tax contingency reserves in 2005 by $5.6 million.

Management regularly assesses the potential outcome of tax examinations when determining the adequacy of the provision for income taxes. Tax reserves have been established, which management believes to be adequate, but not excessive, in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While management believes that the amount of the tax reserves are reasonable, it is possible that the ultimate outcome of future examinations may exceed current reserves in amounts or a range of amounts that could be material but cannot be estimated as of December 31, 2005.

The American Jobs Creation Act of 2004, signed into law on October 22, 2004, created new Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities.  IPL's electric production activities qualify for this deduction.  The deduction is equal to 3% of qualifying production activity income (QPAI) for the taxable year, with certain limitations.  This deduction increases to 6% of QPAI beginning in 2007 and 9% of QPAI beginning in 2010 and thereafter.  The 2005 tax benefit associated with the Section 199 domestic production deduction is estimated to be $2.5 million and will be finalized prior to filing the 2005 federal income tax return in 2006.

Federal and state income taxes charged to income are as follows:

                                                       2005      2004      2003
                                                    ------------------------------
                                                             (IN THOUSANDS)
Charged to utility operating expenses
Current income taxes:
    Federal                                           $81,452   $75,234   $45,922
    State                                              23,701    25,243    18,519
                                                    ------------------------------
       Total current income taxes                     105,153   100,477    64,441
                                                    ------------------------------
Deferred income taxes:
    Federal                                            (8,672)     (944)   30,433
    State                                               1,985      (780)    4,673
                                                    ------------------------------
       Total deferred income taxes                     (6,687)   (1,724)   35,106
                                                    ------------------------------
Net amortization of investment credit                  (2,637)   (2,709)   (2,753)
                                                    ------------------------------
  Total charge to utility operating expenses           95,829    96,044    96,794

Charged to other income and deductions
Current income taxes:
    Federal                                            (1,062)   (1,063)     (376)
    State                                                  17       181       (99)
                                                    ------------------------------
       Total current income taxes                      (1,045)     (882)     (475)
Deferred income taxes:
    Federal                                                80       (19)      115
    State                                                  25        (5)       15
                                                    ------------------------------
       Total deferred income taxes                        105       (24)      130
                                                    ------------------------------
Net credit to other income and deductions                (940)     (906)     (345)
                                                    ------------------------------
Total federal and state income tax provisions         $94,889   $95,138   $96,449
                                                    ==============================

The provision for federal income taxes (including net investment tax credit adj different than the amount computed by applying the statutory tax rate to pretax in for the difference, stated as a percentage of pretax income, are as follows:

                                                       2005      2004      2003
                                                    ------------------------------
Federal statutory tax rate                               35.0%     35.0%     35.0%
Effect of state income taxes                             (3.5)     (3.3)     (3.3)
Amortization of investment tax credits                   (1.0)     (1.0)     (1.1)
Depreciation flow through and amortization               (0.3)     (1.3)      0.9
Manufaturers' Production Deduction (Sec. 199)            (1.0)         -         -
Change in tax reserves                                   (2.4)     (1.6)         -
Other - net                                               0.2      (1.0)     (1.2)
                                                    ------------------------------
Effective federal tax rate                               27.0%     26.8%     30.3%
                                                    ==============================

The significant items comprising IPL's net accumulated deferred tax liability recognized in the balance sheets as of December 31, 2005 and 2004 are as follows:

                                                       2005      2004
                                                    --------------------
Deferred tax liabilities:                              (IN THOUSANDS)
Relating to utility property                         $493,522  $495,524
Other                                                   6,701    10,138
                                                    --------------------
Total deferred tax liabilities                        500,223   505,662
Deferred tax assets:                                --------------------
Relating to utility property                           69,843    69,536
Investment tax credit                                  17,506    19,303
Employee benefit plans                                 22,466    20,348
Accumulated other comprehensive loss                   50,666    34,972
Other                                                   1,851       669
                                                    --------------------
Total deferred tax assets                             162,332   144,828
                                                    --------------------
Accumulated net deferred tax liability                337,891   360,834
  Less: Current portion of deferred tax liability        (136)     (136)
                                                    --------------------
Accumulated deferred income taxes - net              $338,027  $360,970
                                                    ====================

9. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The following tables present information relating to the Defined Benefit Pension Plan and supplemental retirement plan (the "Pension Plans"):

                                                          Pension Benefits
                                                          as of December 31,
                                                           2005         2004
                                                        -----------  ----------
Change in benefit obligation:                                (In Thousands)
Benefit obligation at beginning Measurement Date (see     $445,708    $442,947
  below)
Service cost                                                 4,134       3,654
Interest cost                                               25,892      25,703
Actuarial loss                                              40,712         394
Amendments (Primarily increases in pension bands)            6,804       2,089
Benefits paid                                              (28,998)    (29,079)
                                                        -----------  ----------
  Benefit obligation at ending Measurement Date            494,252     445,708
                                                        -----------  ----------
Change in plan assets:
Fair value of plan assets at beginning Measurement Date    338,628     330,373
Actual return on plan assets                                26,162      31,186
Employer contribution                                       17,604       6,148
Benefits paid                                              (28,998)    (29,079)
                                                        -----------  ----------
  Fair value of plan assets at ending Measurement Date     353,396     338,628
                                                        -----------  ----------
  Funded status                                           (140,856)   (107,080)
  Unrecognized net loss                                    118,272      80,479
  Unrecognized prior service cost                           21,889      16,823
  Unrecognized net transition asset                               -     (1,272)
                                                        -----------  ----------
  Net amount recognized                                      ($695)   ($11,050)
                                                        ===========  ==========

The 2005 actuarial loss of $40.7 million is primarily due to the declining discount rate and changes in other actuarial assumptions to reflect current demographics. The unrecognized net loss of $118.3 million above has arisen over time primarily due to the continuing decline in corporate bond rates since FASB Statement No. 87, Employers' Accounting for Pensions, was adopted. Declining corporate bond rates have caused the discount rate to decline, which in turn has increased the reported benefit obligation. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 13 years based on demographic data as of January 1, 2005.

                                                             Pension Benefits
                                                         Years Ended December 31,
                                                       ------------------------------
                                                          2005      2004      2003
                                                       ------------------------------
                                                                (IN THOUSANDS)

Components of net periodic benefit cost:
Service cost                                              $4,134    $3,654    $3,702
Interest cost                                             25,892    25,703    26,973
Expected return on plan assets                           (26,365)  (27,049)  (22,696)
Amortization of transition asset                          (1,272)   (1,414)   (1,414)
Amortization of prior service cost                         1,737     1,547     1,547
Recognized actuarial loss                                  3,122     3,812     2,680
                                                       ------------------------------
Total pension cost                                         7,248     6,253    10,792
Less: amounts capitalized                                    459       605     1,116
                                                       ------------------------------
Amount charged to expense                                 $6,789    $5,648    $9,676
                                                       ==============================
Weighted average assumptions as of November 30
Discount rate                                                5.8%      6.0%      6.0%
Expected return on Defined Benefit Pension Plan assets       8.0%      8.0%      8.5%
Expected return on supplemental retirement plan assets       8.0%      8.0%      8.9%

Pension expense for the following year is determined on November 30 (the "Measurement Date") based on the market value of the Pension Plans' assets, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets. In establishing our expected long-term rate of return assumption, we consider historical returns, as well as, the expected future weighted-average returns for each asset class based on the target asset allocation. Our expected long-term rate of return on pension plan assets is based on our targeted asset allocation assumption of approximately 55% equity investments, 40% fixed income investments and 5% real estate investments. For 2005, pension expense was determined using a discount rate of 6.00% and an assumed long-term rate of return on plan assets of 8.0%. The effect on total pension cost of a one percentage point increase and decrease in the assumed discount rate of the projected benefit obligation is ($3.4 million) and $3.9 million, respectively. The effect on total pension cost of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is ($3.4 million) and $3.4 million, respectively.

Total cash contributions to the Pension Plans were $17.6 million, $6.1 million and $96.1 million for 2005, 2004 and 2003, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, as well as targeted funding levels necessary to qualify under standards of the PBGC for exemption from certain administrative requirements. Depending on the timing of contributions, pending legislation, and other factors related to the funding strategy, management estimates potential cash contributions to the Pension Plans of $30 to $50 million in 2006. This estimate is based on actuarial assumptions using a required discount rate of 5.78% for ERISA funding purposes.

The targeted investment allocations of the Pension Plans as of December 31, 2005 and 2004 were approximately 55%, 40% and 5% in equity securities, debt securities and real estate securities, respectively. The actual assets as of December 31, 2005 and 2004 were as follows (in thousands):

                                   2005%           2004%
                                ----------------------   ---------------------
Equity securities                 $222,970         63%    $215,281         62%
Debt securities                    105,183         30%     104,073         30%
Real estate securities              10,760          3%      13,147          4%
Cash                                14,482          4%      12,224          4%
                                ----------------------   ---------------------
Total assets                      $353,395        100%    $344,725        100%
                                ======================   =====================

Benefit payments made from the Defined Benefit Pension Plan for the year ended December 31, 2005 and 2004 were $29.0 million and $29.1 million, respect Projected benefit payments are as follows:

             Year                   Amount
                                (IN THOUSANDS)
2006                               $29,075
2007                                29,099
2008                                30,093
2009                                29,400
2010                                30,327
2011 through 2016 (in total)       162,611

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

IPL also provides postretirement medical and life insurance benefits to the retirees in the second and third VERPS (151 participants) from their retirement until age 62, subject to IPL's right to modify or terminate such benefits in the future. The additional cost is estimated to be $7.5 million to be amortized over 8 years. When those retirees reach age 62, they will be eligible for benefits from the VEBA Trust.

Defined Contribution Plans: All of IPL's employees are covered by one of two defined contribution plans, The Thrift Plan or The AES Retirement Savings Plan:

The Thrift Plan. Most employees of IPL are covered by the Thrift Plan, which is a defined contribution plan sponsored by IPL. Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 4% of the participant's base compensation, except for employees hired after October 20, 2000 who are members of the clerical-technical unit and employees hired on or after December 19, 2005 who are members of the physical bargaining unit of the International Brotherhood of Electrical Workers union, who are not eligible for postretirement health care benefits, whose contributions are matched up to 5% of their base compensation. Employer contributions to the Thrift Plan were $2.4 million, $2.4 million and $2.1 million for 2005, 2004 and 2003, respectively.

The AES Retirement Savings Plan. IPL's employees not covered by the Thrift Plan are covered by The AES Corporation Profit Sharing and Stock Ownership Plan, which is a defined contribution plan sponsored by AES and commonly referred to as the AES Retirement Savings Plan (formerly the Wealth Accumulation Plan). Participants elect to make contributions to the AES defined contribution plan based on a percentage of their taxable compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 5% of the participant's taxable compensation. In addition, the AES defined contribution plan has a profit sharing component whereby AES contributes a percentage of each employee's annual salary in the form of shares of AES common stock into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board of Directors on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the AES defined contribution plan were $1.6 million, $1.0 million and $23 thousand for 2005, 2004 and 2003, respectively.

Other Postretirement Benefits: IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 500 people were receiving such benefits or entitled to receive future benefits as of December 31, 2005. Other postretirement benefit costs for the years ended December 31, 2005, 2004 and 2003, net of amounts capitalized, were $3.0 million, $2.3 million and $1.6 million, respectively. As of December 31, 2005 and 2004 IPL had benefit obligations of $11.5 million and $13.8 million, respectively, and a net obligation recognized as part of accrued pension and other postretirement benefits of $8.3 million and $6.8 million, respectively.

10. LAND SALES

In 2004, IPL sold approximately 4,000 acres of undeveloped property near Martinsville, Indiana divided between two purchasers for an aggregate price of $13.2 million. The net sale proceeds were $11.7 million and the net gain was $5.9 million. In accordance with regulatory accounting, these gains are included as a reduction of other operating expenses on IPL's statements of income.

11. COMMITMENTS AND CONTINGENCIES

Legal

IPALCO and certain former officers and directors of IPALCO are defendants in a class action lawsuit under the Employment Retirement Income Security Act, filed in the U.S. District Court for the Southern District of Indiana, regarding matters arising from the acquisition of IPALCO by AES. The lawsuit was filed in March 2002 and alleges breach of fiduciary duties with respect to shares held in IPL's 401(k) thrift plan. A bench trial was held in February 2006 to determine whether there were any breaches of fiduciary duties. The court took the matter under advisement and has not yet ruled. While we cannot predict the outcome, we do not believe that the suit will have a material adverse effect on IPL's financial statements.

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

In November 2002, IPL was sued in a Fair Labor Standards Act ("FLSA") collective action lawsuit filed in the U.S. District Court for the Southern District of Indiana. The complaint alleges that certain of IPL's current and former employees were not paid overtime pay at the rate required by the FLSA. IPL recently agreed with the plaintiffs to settle the case, but the settlement process is not yet complete. We do not believe the settlement will have a material adverse effect on IPL's financial statements.

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

As of December 31, 2005 and December 31, 2004, IPL is a defendant in approximately 109 and 113 pending lawsuits, respectively, alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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

12. RELATED PARTY TRANSACTIONS

Effective September 1, 2003, IPALCO and IPL entered into a property insurance program in which AES and other AES subsidiaries also participate. The program includes a policy issued by a third party insurance company for funding losses of the participants up to a total aggregate amount of $20 million. Funds to pay claims within this limit will be derived from premiums paid to this third party carrier by the participants and will be deposited into a trust fund owned by AES Global Insurance Company, a wholly-owned subsidiary of AES, but controlled by the third party carrier. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence. We believe that the combined cost of these policies is less than comparable insurance in the marketplace. The cost of coverage under this program, which began September 1, 2003, was approximately $2.8 million and $3.0 million in 2005 and 2004, respectively.

In June 2004, IPL entered into an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits, in which AES and other AES subsidiaries also participate. Health and Welfare Benefit Plans LLC will administer the financial aspects of the group insurance program, receive all premium payments from the participating affiliates, and make all vendor payments. Health insurance costs have risen significantly during the last few years. We believe that, though our insurance costs will likely continue to rise, cost savings can be realized through participation in this group benefits program with AES. The cost of coverage under this program, which began August 1, 2004, was approximately $19.2 million and $5.6 million in 2005 and 2004, respectively. As of December 31, 2005 and 2004, we had prepaid approximately $1.5 million and $1.4 million for coverage under this plan.

In July 2005, IPL purchased, in an arm's length transaction, 3,500 SO2 air emissions allowances at the then current market price of $840 per ton, for a total of $2.9 million from a wholly owned subsidiary of The AES Corporation.

Long Term Compensation Plan: During 2005 and 2004, most of IPL's non-union employees received benefits under the AES Long Term Compensation Plan, a deferred compensation program. Benefits under this plan are granted in the form of performance units payable in cash, AES restricted stock units and options to purchase shares of AES common stock. All three of such components granted to non-union employees of IPL vest in thirds over a three-year period and the terms of the AES restricted stock units also include a five-year minimum holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2005 and 2004 was $2.6 million and $1.5 million, respectively, and was included in Other Operating Expenses on IPL's statements of income. The value of these benefits is being amortized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPL's balance sheets in accordance with SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure - An Amendment of FASB Statement No. 123."

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries, including IPL. Under a tax sharing agreement with IPALCO, IPL is responsible for the income taxes associated with its own taxable income.

See also Off Balance Sheet Arrangements include in note 2 for details of related party transactions with IPL Funding Corporation.

See also The AES Retirement Savings Plan included in Note 9 for a description of benefits awarded to IPL employees by AES under The AES Retirement Savings Plan.

13. SEGMENT INFORMATION

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

14. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2005 and 2004, by quarter, are as follows (in thousands):

                              2005(1)
                           --------------------------------------------------------
                              March 31      June 30     September 30  December 31
                           --------------------------------------------------------
Utility operating revenue       $226,889      $228,799      $254,207      $241,184
Utility operating income          54,274        51,083        57,024        46,347
Net income                        42,618        39,304        45,244        33,631

                              2004(2)
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

(1) Utility operating income and net income in the fourth quarter of 2005 include the reversal of previously expensed tax amounts of $5.6 million.

(2) Utility operating income and net income in the fourth quarter of 2004 include the reversal of previously expensed tax amounts of $5.7 million.

The quarterly figures reflect seasonal and weather-related fluctuations that are normal to IPL's operations.

************

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of December 31, 2005. IPL's management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Due to the material weakness described below, our CEO and CFO concluded that our disclosure controls and procedures as of December 31, 2005 were not effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. To address this material weakness, we performed additional analysis and other procedures to prepare our consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this annual report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No.2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As reported in the Company's Form 10-Q for the period ended September 30, 2005, in conjunction with the analysis and review of tax account balances by The AES Corporation, IPALCO's parent company, management completed a preliminary analysis of its deferred income tax and the related regulatory asset balances on December 6, 2005. We completed a detailed analysis in March 2006 and did not identify any material adjustments to the financial statements. Nonetheless, we concluded that a material weakness in internal control over financial reporting existed as of December 31, 2005. Specifically, as of December 31, 2005, the Company lacked effective controls to monitor and assess individual components of the deferred income tax and the related regulatory asset balances to ensure a more than remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected.

The Company's remediation efforts with respect to its deferred income tax and the related regulatory asset balances included identification of all significant components and enhanced controls over the analyses and reconciliation of the activity related to these components. Moreover, these components will be incorporated into and tracked in our tax accounting system beginning in 2006 in order to facilitate future reviews. The total deferred income taxes per the Company's financial accounting system will also be reconciled to the deferred taxes reported in the tax accounting system on a quarterly basis.

Changes in Internal Controls. Please see above for a discussion of control enhancements implemented relating to deferred income taxes and the related regulatory asset balances. In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable pursuant to General Instruction I of the Form 10-K.

Item 13. Certain Relationships and Related Transactions

Not applicable pursuant to General Instruction I of the Form 10-K.

Item 14. Principal Accounting Fees and Services.

The Financial Audit Committee of AES pre-approved the audit and non-audit services provided by the independent auditor for 2005 and 2004 for itself and its subsidiaries, including IPALCO and its subsidiaries. The AES Financial Audit Committee maintained its policy established in 2002 within which to judge if the independent auditor may be eligible to provide certain services outside of its main role as outside auditor. Services within the established framework include audit and related services and certain tax services. Services outside of the framework require AES Financial Audit Committee approval prior to the performance of the service. The Sarbanes-Oxley Act of 2002 addresses auditor independence and this framework is consistent with the provisions of the Act. No services performed by the independent auditor with respect to IPALCO and its subsidiaries were approved after the fact by the AES Financial Audit Committee other than those that were considered to be de minimis and approved in accordance with Regulation 2-01 (c)(7)(i)(c) to Regulation S-X of the Securities Exchange Act of 1934, as amended.

In addition to the pre-approval policies of the AES Financial Audit Committee, the IPALCO Board of Directors has established a pre-approval policy for audit, audit related, and certain tax and other non-audit services. The Board of Directors will specifically approve the annual audit services engagement letter, including terms and fees, with the independent auditor. Other audit, audit related and tax consultation services specifically identified in the pre-approval policy are pre- approved by the Board of Directors on an annual basis, subject to review of the policy at least annually. This pre-approval allows management to request the specified services on an as-needed basis during the year. Any such services are reviewed with the Board of Directors on a timely basis. Any audit or non-audit services that involve a service not listed on the pre-approval list must be specifically approved by the Board of Directors prior to commencement of such work. No services were approved after the fact by the IPALCO Board of Directors other than those that were considered to be de minimis and approved in accordance with Regulation 2-01 (c)(7)(i)(c) to Regulation S-X of the Securities Exchange Act of 1934, as amended.

The following table lists fees billed to IPALCO for products and services provided by our principal accountants:

                                                                  2005       2004
                                                               ----------------------
Audit Fees                                                     $1,222,725   $686,190
Audit Related Fees:
  Fees for the audit of IPL's employee benefit plans               44,985     43,000
  Assurance services for debt offering documents                   28,895     37,575
Tax Fees:
  Review of federal and state income tax returns                   12,115     17,955
  Consulting fees                                                  25,000    426,640
Other - conference registration                                     2,950      1,500
Other - software licensing fees                                     6,453      3,275
                                                               ----------------------
Total Principal Accounting Fees and Services                   $1,343,123 $1,216,135
                                                               ======================

Part IV

Item 15. Exhibits, Financial Statements and Schedules

a. Exhibits
Exhibit
Number  Document
------- ----------------------------------------------------------------------------------------------
3.1*    Articles of Incorporation
3.2     Amended and Restated By-Laws of IPALCO (Incorporated by reference to Exhibit No. 3.3 to IPALCO's September 30, 2005 Form 10-Q)
4.1*    Indenture, dated as of November 14, 2001 between IPALCO and the Trustee
4.2*    Pledge Agreement dated as of November 14, 2001 between IPALCO and the
         Collateral Agent for the benefit of the Secured Parties
4.3*    Mortgage and Deed of Trust, dated as of May 1, 1940, between IPL and
         American National Bank & Trust Company of Chicago, Trustee
4.4     The following supplemental indentures to the Mortgage and Deed of Trust referenced in 4.3 above:
        *Third Supplemental Indenture dated as of April 1, 1949
        *Tenth Supplemental Indenture dated as of October 1, 1960
        *Eighteenth Supplemental Indenture dated as of February 15, 1974
        *Thirty-Fourth Supplemental Indenture dated as of October 15, 1991
        *Thirty-Fifth Supplemental Indenture dated as of August 1, 1992
        *Thirty-Seventh Supplemental Indenture dated as of October 1, 1993
        *Fortieth Supplemental Indenture dated as of February 1, 1994
        *Forty-First Supplemental Indenture dated as of January 15, 1995
        *Forty-Second Supplemental Indenture dated as of October 1, 1995
        *Forty-Third Supplemental Indenture dated as of August 1, 2001
        *Forty-Fourth Supplemental Indenture dated as of August 1, 2001
        *Forty-Fifth Supplemental Indenture dated as of August 1, 2001
        *Forty-Sixth Supplemental Indenture dated as of August 1, 2001
        Forty-Seventh Supplemental Indenture dated as of August 1, 2003 (Incorporated by reference to Exhibit No. 10.1 to IPALCO's June 30, 2003 Form 10-Q)
        Forty-Eighth Supplemental Indenture dated as of January 1, 2004 (Incorporated by reference to Exhibit No. 4.4 to IPALCO's 2003 Annnual Report on Form 10-K)
        Forty-Ninth Supplemental Indenture dated as of April 1, 2005 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's March 31, 2005 Form 10-Q)
        Fiftieth Supplemental Indenture dated as of April 1, 2005 (Incorporated by reference to Exhibit No. 4.2 to IPALCO's March 31, 2005 Form 10-Q)
4.5     Rights Agreement dated as of June 28, 1990, as amended and restated as of
         April 28, 1998, Between IPALCO and First Chicago Trust Company of New York
         (Rights Agent) (Incorporated by reference to IPALCO's Registration
         Statement of Form 8-A/A filed April 29, 1998)
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
10.6*   IPALCO 1991 Directors Stock Option Plan
10.7*   IPALCO 1997 Stock Option Plan
10.8*   IPALCO 1999 Stock Incentive Plan
99.1*   Receivables Purchase Agreement between IPL and IPL Funding Corporation dated December 20, 1996
99.2    First Amendment, Dated as of October 27, 2004, to Amended and Restated Receivables
        Sale Agreement, Dated as of July 20, 2004 (Incorporated by reference to Exhibit No.
         10.1 to IPALCO's September 30, 2004 Form 10-Q)
99.3*   Indemnity Agreement dated as of December 20, 1996, between IPL and ABN AMRO Bank N.V., as the agent
99.4*   Subordination Agreement dated as of December 20, 1996, between IPL, IPL Funding
        Corporation and ABN AMRO Bank N.V., as the agent
99.5*   Revolving Subordinated Promissory Note between IPL Funding Corporation and IPL dated
         December 20, 1996
99.6*   Remarketing Agreement between IPL and J.P. Morgan Securities, Inc. dated June 15,
        2001 for the remarketing of the $40,000,000 City of Petersburg, Indiana, Pollution
        Control Refunding Revenue Bonds, Adjustable Rate Tender Securities (ARTS), Series 1995B
99.7**  Credit Agreement, Dated as of May 20, 2004, Among IPL, the Institutions from time to time
        Parties Thereto, as Lenders, and the Huntington National Bank, as Agent
99.8**  Amended and Restated Receivables Sale Agreement, Dated as of July 20, 2004, Among IPL
        Funding Corporation, ABN AMRO Bank N.V., the Liquidity Providers from time to time Parties
        Thereto and Windmill Funding Corporation
99.9    Credit Agreement Among IPL, the Institutions from time to time Parties Thereto, as Lenders, and Lasalle Bank National Association, as Agent, Dated as of June 4, 2003 (Incorporated by
        reference to Exhibit No. 10.2 to IPALCO's June 30, 2003 Form 10-Q)
99.10   Second Amendment, dated as of May 31, 2005, to Credit Agreement, dated as of June 4, 2003,
        Among IPL, the Institutions from time to time Parties Thereto, as Lenders, and Lasalle Bank
        National Association, as Agent (Incorporated by reference to Exhibit No. 99.1 to IPALCO's
        June 30, 2005 Form 10-Q)
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

** Incorporated by reference to IPALCO's June 30, 2004 Form 10-Q.

b. Financial Statement Schedules

IPALCO ENTERPRISES, INC.
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2005, 2004 and 2003
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
----------------------------------------------------------------------------------------------

Year ended December 31, 2005
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts            $2,137          $2,865        $ -        $3,262      $1,740

Year ended December 31, 2004
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts            $1,653          $4,087        $ -        $3,603      $2,137

Year ended December 31, 2003
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts            $1,556          $3,411        $ -        $3,314      $1,653

INDIANAPOLIS POWER & LIGHT COMPANY
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2005, 2004 and 2003
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
------------------------------------------------------------------------------------------
Year ended December 31, 2005
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts             $2,123      $2,865          $ -     $3,248      $1,740

Year ended December 31, 2004
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts             $1,639      $4,087          $ -     $3,603      $2,123

Year ended December 31, 2003
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts             $1,526      $3,411          $ -     $3,298      $1,639

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPALCO ENTERPRISES, INC.

By /s/ Ann D. Murtlow

Ann D. Murtlow
President and
Chief Executive Officer

March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Ann D. Murtlow Ann D. Murtlow	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2006
/s/ David Gee David Gee	Chairman of the Board and President, North America of AES	March 28, 2006
/s/ Frank P. Marino Frank P. Marino	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2006
/s/ Stephen R. Corwell Stephen R. Corwell	Director and Senior Vice President - Corporate Affairs of IPL	March 28, 2006
/s/ Ronald E. Talbot Ronald E. Talbot	Director and Senior Vice President - Customer Operations of IPL	March 28, 2006
Kenneth Uva	Director	March 28, 2006

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.