Form 10-Q
period 2006-03-31
IPALCO ENTERPRISES, INC.
filed 2006-05-19
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer            Accelerated filer          Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes             No   X

At May 19, 2006, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

                                                              Three Months Ended
                                                                   March 31,
                                                             ---------------------
                                                                2006       2005
                                                             ---------- ----------
UTILITY OPERATING REVENUES                                   $ 255,616  $ 226,889

UTILITY OPERATING EXPENSES:
 Operation:
   Fuel                                                         66,593     46,371
   Other operating expenses                                     39,869     33,484
 Power purchased                                                11,482      4,205
 Maintenance                                                    27,731     17,822
 Depreciation and amortization                                  33,691     34,114
 Taxes other than income taxes                                  10,111      9,344
 Income taxes-net                                               22,047     27,275
                                                             ---------- ----------
  Total utility operating expenses                             211,524    172,615
                                                             ---------- ----------
UTILITY OPERATING INCOME                                        44,092     54,274
                                                             ---------- ----------
OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used during construction               738        606
 Other - net                                                    (1,480)       655
 Income tax benefit-net                                         10,568      6,339
                                                             ---------- ----------
  Total other income and (deductions)-net                        9,826      7,600
                                                             ---------- ----------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt                                     27,721     28,238
 Other interest                                                    777        140
 Allowance for borrowed funds used during construction            (576)      (343)
 Amortization of redemption premiums and expense on debt-net       803        648
 Preferred dividends of subsidiary                                 803        803
                                                             ---------- ----------
  Total interest and other charges-net                          29,528     29,486
                                                             ---------- ----------
NET INCOME                                                   $  24,390  $  32,388
                                                             ---------- ----------
  Other comprehensive income (loss)                                677        (90)
                                                             ---------- ----------
TOTAL COMPREHENSIVE INCOME                                   $  25,067  $  32,298
                                                             ========== ==========

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In Thousands)

                                                           March 31,   December 31,
                                                              2006         2005
                                                         ------------- ------------
                         ASSETS
UTILITY PLANT:
 Utility plant in service                                $  3,502,399  $ 3,496,202
 Less accumulated depreciation                              1,446,171    1,425,489
                                                         ------------- ------------
     Utility plant in service - net                         2,056,228    2,070,713
 Construction work in progress                                134,574       94,087
 Property held for future use                                     591          591
                                                         ------------- ------------
     Utility plant - net                                    2,191,393    2,165,391
                                                         ------------- ------------
OTHER ASSETS:
 Nonutility property - at cost, less
  accumulated depreciation                                        713          714
 Other investments                                              9,357        9,460
                                                         ------------- ------------
     Other assets - net                                        10,070       10,174
                                                         ------------- ------------
CURRENT ASSETS:
 Cash and cash equivalents                                      3,649        6,008
 Short-term investments                                         1,469        1,581
 Accounts receivable and unbilled revenue (less allowance
 for doubtful accounts of $1,740 and $2,184, respectively)     64,776       64,025
 Fuel - at average cost                                        28,476       25,145
 Materials and supplies - at average cost                      51,674       52,331
 Net income tax refunds receivable                             18,741        6,309
 Regulatory assets                                             29,167       41,424
 Prepayments and other current assets                           9,984        8,131
                                                         ------------- ------------
     Total current assets                                     207,936      204,954
                                                         ------------- ------------
DEFERRED DEBITS:
 Regulatory assets                                            158,524      156,952
 Miscellaneous                                                 47,592       35,685
                                                         ------------- ------------
     Total deferred debits                                    206,116      192,637
                                                         ------------- ------------
             TOTAL                                       $  2,615,515  $ 2,573,156
                                                         ============= ============
             CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common shareholder's deficit:
   Premium on 4% cumulative preferred stock              $        649  $       649
   Paid in capital                                              2,290        2,063
   Accumulated deficit                                        (30,362)     (54,752)
   Accumulated other comprehensive loss                       (73,684)     (74,361)
                                                         ------------- ------------
     Total common shareholder's deficit                      (101,107)    (126,401)
 Cumulative preferred stock of subsidiary                      59,135       59,135
 Long-term debt                                             1,443,337    1,443,316
                                                         ------------- ------------
     Total capitalization                                   1,401,365    1,376,050
                                                         -------------  -----------
CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt          71,900      111,100
  Accounts payable and accrued expenses                        91,348       82,267
  Accrued real estate and personal property taxes              20,015       15,843
  Accrued interest                                             37,548       26,531
  Customer deposits                                            13,437       12,875
  Other current liabilities                                    14,134       13,052
                                                         ------------- ------------
     Total current liabilities                                248,382      261,668
                                                         ------------- ------------
 DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
 Accumulated deferred income taxes - net                      364,216      339,041
 Asset retirement obligations                                 418,667      412,597
 Unamortized investment tax credit                             22,174       22,827
 Accrued pension and other postretirement benefits            152,591      149,103
 Miscellaneous                                                  8,120       11,870
                                                         ------------- ------------
    Total deferred credits and other long-term liabilities    965,768      935,438
                                                         ------------- ------------
COMMITMENTS AND CONTINGENCIES (Note 9)

             TOTAL                                       $  2,615,515  $ 2,573,156
                                                         ============= ============

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------- ---------
                                                            2006       2005
                                                          ---------  ---------
Cash Flows from Operations:
 Net income                                              $  24,390  $  32,388
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           33,332     33,659
    Amortization of regulatory assets                        1,169        825
    Deferred income taxes and investment tax credit
      adjustments - net                                     23,775     (5,220)
    Gain on sale of assets - net                            (3,500)         -
    (Gain) loss on investments                                  26       (398)
    Pension and other postretirement benefit expenses        3,239      1,914
    Preferred dividends of subsidiary                          803        803
    Allowance for funds used during construction              (738)      (606)
  Change in certain assets and liabilities:
    Accounts receivable                                       (751)     6,934
    Fuel, materials and supplies                            (3,852)       905
    Income taxes receivable or payable                     (12,432)    28,172
    Accounts payable and accrued expenses                    9,666    (11,820)
    Accrued real estate and personal property taxes          4,172      4,191
    Accrued interest                                        11,017     10,880
    Short-term and long-term regulatory assets
      and liabilities                                        9,107        787
    Other - net                                             (1,783)       604
                                                          ---------  ---------
Net cash provided by operating activities                   97,640    104,018
                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - utility                           (47,267)   (23,762)
  Purchase of environmental emissions allowances           (10,547)         -
  Purchase of short-term investments                        (1,400)  (321,972)
  Proceeds from sales and maturities of
    short-term investments                                   1,525    292,322
  Other                                                     (2,066)      (619)
                                                          ---------  ---------
Net cash used in investing activities                      (59,755)   (54,031)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings - net                              (39,200)         -
  Dividends on common stock                                      -    (47,622)
  Preferred dividends of subsidiary                           (803)         -
  Other                                                       (241)       (23)
                                                          ---------  ---------
Net cash used in financing activities                      (40,244)   (47,645)
                                                          ---------  ---------
Net change in cash and cash equivalents                     (2,359)     2,342
Cash and cash equivalents at beginning of period             6,008      3,779
                                                          ---------  ---------
Cash and cash equivalents at end of period               $   3,649  $   6,121
                                                          =========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                 $  16,916  $  17,220
                                                          =========  =========
    Income taxes                                         $       0  $  (2,076)
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

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of IPALCO, IPL and Mid-America. All significant intercompany amounts have been eliminated. The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation, have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited financial statements have been prepared in accordance with the accounting policies described in IPALCO's audited financial statements for the year ended December 31, 2005, included in its annual report on Form 10-K and should be read in conjunction therewith.

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

3. SIGNIFICANT ACCOUNTING POLICIES

Emissions Allowances. IPL uses environmental air emissions allowances to meet standards set forth by the Environmental Protection Agency related to emission of sulfur dioxide ("SO2") and nitrous oxide gasses. IPL accounts for environmental air emissions allowances as intangible assets and records expenses for allowances using a first in first out ("FIFO") method. The book value of emissions allowances as of March 31, 2006 and December 31, 2006 was $11.8 million and $1.2 million, respectively. The increase in book value is primarily due to the purchase of $10.5 million of SO2 allowances during the period.

Income Taxes. IPALCO includes any applicable interest and penalties related to income tax deficiencies or overpayments in Income tax benefit - net under OTHER INCOME AND (DEDUCTIONS) in its consolidated statements of income. The income tax provision for the three months ended March 31, 2006 includes interest income of $4.5 million related to income tax refunds, while the income tax provision for the three months ended March 31, 2005 includes interest expense related to income taxes of $0.1 million.

4. NONCASH TRANSACTIONS

During the three months ended March 31, 2006, IPL exchanged 2,510 SO2 environmental emission allowances with a 2007 vintage year for 2,500 SO2 environmental emission allowances with a 2005 vintage year. IPL recorded a gain on the transaction of $3.5 million.

5. SEGMENT INFORMATION

IPALCO's operations are made up almost entirely of its ownership of IPL, its consolidated electric utility, which is a reportable business segment. In addition, IPALCO has outstanding $750 million of Senior Secured Notes as of March 31, 2006 and December 31, 2005; approximately $0.5 million and $0.6 million of nonutility cash and cash equivalents, as of March 31, 2006 and December 31, 2005, respectively; short-term and long-term nonutility investments of $9.8 million and $9.9 million at March 31, 2006 and December 31, 2005, respectively; and income taxes and interest related to those items. There was no utility operating income other than the activities of IPL during the periods covered by this report. Nonutility assets represented less than 1% of IPALCO's total assets as of March 31, 2006 and December 31, 2005 and there were no nonutility capital expenditures during the three month periods ended March 31, 2006 and March 31, 2005.

6. INCOME TAXES

IPALCO's effective combined state and federal income tax rates for the three month periods ended March 31, 2006 and 2005 were 32.0% and 39.3%, respectively. The rate decrease was primarily the result of $4.3 million of interest income related to income taxes recorded as a result of the completion of an IRS examination of our filings for the period 1996 through March of 2001 during the first quarter of 2006. The examination resulted in a refund due to us of approximately $23.5 million, which we expect to receive in the first half of 2006. This decrease was partially offset by an increase in income taxes due to depreciation flow through and amortization of $2.1 million.

7. REGULATORY ASSETS

Deferred Fuel. Deferred fuel costs are a component of current regulatory assets and are expected to be recovered through future fuel adjustment charge proceedings. IPL records deferred fuel in accordance with standards prescribed by the Federal Energy Regulatory Commission ("FERC"). The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL's fuel adjustment charge and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the fuel adjustment charge proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL's rates are adjusted. Deferred fuel costs decreased $11.6 million during the three months ended March 31, 2006 primarily because the amount of fuel charged to customers has increased in the first quarter to recover underbilled fuel costs from prior periods.

8. PENSION BENEFITS

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

Supplemental Retirement Plan: Additionally, a small group of former officers and their surviving spouses are covered under a funded supplemental pension plan. The total number of participants in the plan is less than 35 and the plan is closed to new participants.

Pension Funding: IPL's funding policy for the Defined Benefit Pension Plan and the supplemental retirement plan ("the Pension Plans") is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes. IPL has not made any contributions to the Pension Plans during the first three months of 2006. Depending on the timing of contributions, pending legislation and other factors related to the funding strategy, we estimate potential cash contributions to the Pension Plans of $30 to $50 million in 2006. This estimate is based on actuarial assumptions using a discount rate of 5.78%.

The following table presents information relating to the Pension Plans combined:

                                         For the Three Months
                                           Ended March 31,
                                         --------------------
                                            2006      2005
                                         --------------------
Pension Benefits                         (IN THOUSANDS)

Components of net periodic benefit cost
Service cost                                $1,369    $1,033
Interest cost                                6,967     6,473
Expected return on plan assets              (6,777)   (6,489)
Amortization of transition asset                --      (318)
Amortization of prior service costs            565       434
Amortization of actuarial loss               1,300       781
                                         --------------------
Net periodic benefit cost                   $3,424    $1,914
                                         ====================

9. COMMITMENTS AND CONTINGENCIES

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

As of March 31, 2006 and December 31, 2005, IPL was a defendant in approximately 114 and 109 pending lawsuits, respectively, alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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

In addition, IPALCO and IPL are involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the outcomes will not have material adverse effects on IPALCO's consolidated financial statements.

Environmental

IPALCO and IPL are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We believe that we operate in material compliance with environmental laws, regulations and permits and health and safety laws. We cannot assure, however, that we have been or will be at all times in full compliance with such laws, regulations and permits. Please see Note 11 "Commitments and Contingencies - Environmental" of IPALCO's audited financial statements for the year ended December 31, 2005, included in its annual report on Form 10-K, for a more comprehensive discussion of environmental matters impacting IPALCO and IPL.

10. SUBSEQUENT EVENT

In May 2006, IPL entered into a new credit agreement in the aggregate principal amount of $120.6 million which includes an $80 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly).The committed line of credit may be increased to $109.4 million upon IPL's request and subject to certain other conditions, and also provides for the issuance of letters of credit. The maturity date for the new agreement is May 16, 2011. This agreement replaced two existing agreements 364-day agreements with an aggregate borrowing capacity of $75.0 million and a $40.6 million liquidity facility.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Cautionary Note Regarding Forward-Looking Statements

This Report on Form 10-Q includes ``forward-looking statements'' including, in particular, the statements about our plans, strategies and prospects under the heading ``Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.'' Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income, expenses or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words ``could,'' ``may,'' ``predict,'' ``anticipate,'' ``would,'' ``believe,'' ``estimate,'' ``expect,'' ``forecast,'' ``project,'' ``objective,'' and similar expressions are intended to identify forward-looking statements.

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

  changes in our credit ratings or the credit ratings of AES performance of pension plan assets
  fluctuations in customer growth and demand
  weather and weather-related damage
  fuel costs
  generating unit availability and capacity
  transmission and distribution system reliability and capacity purchased power costs and availability
  regulatory action, including, but not limited to, the review of our basic rates and charges by the Indiana Utility Regulatory Commission ("IURC")
  our ownership by AES
  federal and state legislation
  changes in financial or regulatory accounting policies
  environmental matters, including costs of compliance with current and future environmental requirements interest rates and the availability and other cost of capital labor strikes or other workforce factors
  unanticipated facility or equipment maintenance, repairs and capital expenditures local economic conditions
  acts of terrorism, natural disasters or other catastrophic events unanticipated generation outages
  costs and effects of legal and administrative proceedings, settlements, investigations and claims and the ultimate disposition of litigation industry restructuring, deregulation and competition
  issues related to our participation in the Midwest Independent Transmission System Operators, Inc. ("Midwest ISO"), including recovery of costs incurred product development and technology changes

Most of these factors affect us through our consolidated subsidiary Indianapolis Power & Light Company. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. We undertake no obligation to publicly update or review any forward-looking information, future events or otherwise.

Overview

IPALCO is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is IPL, a regulated electric utility operating in the State of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America, is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund valued at $5.8 million, as of March 31, 2006. Our business segments are electric and "all other."

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

We are subject to federal and State of Indiana income taxes. Our income tax provision requires significant judgment and is based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In January 2006, the Internal Revenue Service completed an examination of our filings for the period 1996 through March of 2001. The examination resulted in a refund due to us of approximately $23.5 million, which we expect to receive in the first half of 2006.

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

Comparison of Quarters Ended March 31, 2006 and March 31, 2005

Our first quarter 2006 net income of $24.4 million decreased $8.0 million from net income of $32.4 million in the first quarter of 2005. The following discussion highlights the significant factors contributing to this change.

Utility Operating Revenues

Utility operating revenues increased by $28.7 million during the three months ended March 31, 2006 compared to the prior year as a result of the following (dollars in thousands):

                               March 31,      March 31,     Increase   Percentage
                                 2006           2005       (Decrease)    Change
                            ------------------------------------------------------
Retail Revenues                   $235,194       $210,613     $24,581        11.7%
Wholesale Revenues                  12,300         12,805        (505)       -3.9%
Miscellaneous Revenues               8,122          3,471       4,651       134.0%
                            ------------------------------------------
Total Utility Operating
  Revenues                        $255,616       $226,889     $28,727        12.7%
                            ==========================================

Heating Degree Days                  2,400          2,676        (276)      -10.3%

The 11.7% increase in retail revenues was primarily due to a 14.8% increase in the weighted average price of kWhs sold ($31.1 million) offset by a 2.7% decrease in the quantity of kWhs sold ($6.6 million). The $31.1 million increase in the weighted average price of retail kWhs sold was primarily due to a $30.5 million increase in fuel charges. The amount of fuel charged to customers has increased in the first quarter primarily to recover underbilled fuel and/or purchased power costs from prior periods. The decrease in the quantity of retail kWhs sold is primarily due to a 10.3% decrease in heating degree days during the comparative periods.

The $4.7 million increase in miscellaneous revenues during the first quarter of 2006 is primarily due to a $3.5 million gain from exchanging 2,510 vintage 2007 sulfur dioxide ("SO2") air emissions allowances for 2,500 vintage 2005 SO2 air emissions allowances and a $0.8 million increase in Midwest ISO transmission revenues. The gain results from exchanging allowances that were granted to us by the Environmental Protection Agency ("EPA") at no charge and recorded at cost, which is zero, for allowances that are recorded at their fair market value. The increase in Midwest ISO transmission revenues is offset by a $0.8 million increase in Midwest ISO transmission expenses (see below).

Utility Operating Expenses

Operating Expenses for the Quarter Ended March 31, 2005       $172.6
Increase in fuel                                                20.2
Increase in maintenance expense                                  9.9
Increase in purchased power expense                              7.3
Increase in other operating expenses                             6.4
Decrease in income taxes - net                                  (5.2)
Other miscellaneous variances                                    0.3
                                                            ---------
Operating Expenses for the Quarter Ended March 31, 2006       $211.5
                                                            =========

The increase in fuel is the result of a $14.6 million increase in the deferred fuel adjustment and a $5.6 million increase in actual fuel costs. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in our fuel adjustment charge and actual fuel and purchased power costs. We are permitted to recover underestimated fuel and purchased power costs in future rates through the fuel adjustment charge proceedings and therefore the costs are deferred and amortized into expense in the same period that our rates are adjusted. The increase in deferred fuel costs is primarily because the amount of fuel charged to customers has increased to allow us to recover underestimated fuel costs in prior periods. Actual fuel costs increased primarily due to the increase in the average price of coal consumed.

The increase in maintenance expenses is primarily due to the timing of major generating unit overhauls. We expect maintenance expenses in the second quarter of 2006 to continue to be higher than those in the second quarter of 2005 as a planned major generating unit overhaul is scheduled for completion in May 2006. Purchased power expense increased primarily due to an increase in the market price of purchased power, which is influenced by changes in delivered fuel prices (primarily natural gas) and the price of environmental emission allowances, as well as the supply of and demand for electricity.

The increase in other operating expenses is primarily due to increases in wages and employee benefits ($3.2 million), consulting fees and other contract labor ($1.0 million), Midwest ISO transmission expenses ($0.8 million) and payroll taxes ($0.5 million). The increase in wages and employee benefits includes a $1.5 million increase in pension and other postretirement benefits, a $0.9 million increase in payroll costs and a $0.7 million increase in employee group insurance benefit expenses. The increase in pension and other postretirement benefits is primarily due to increased interest and service costs ($0.8 million) and increased net loss amortization ($0.5 million). The increase in payroll costs reflects annual wage increases and additional employees. The increase in employee group insurance benefit expenses results primarily from escalating health insurance claims and additional employees. The increase in Midwest ISO transmission expenses is offset by a $0.8 million increase in Midwest ISO transmission revenues (see above).

The $5.2 million decrease in income tax expense was primarily the result of a $15.4 million decrease in pre-tax net operating income, which contributed $6.2 million to the decrease, and a $1.1 million decrease in operating income tax contingencies. These decreases were partially offset by an increase in income taxes due to depreciation flow through and amortization of $2.1 million. The $2.2 million recorded for depreciation flow through in the first quarter of 2006 is based on the estimated annual amount for 2006 of $8.8 million.

Our expense for 2006 emissions allowances was $0 through March 31, 2006. We are allocated SO2 allowances each year by the EPA at no cost; however, we are projected to be in an allowance shortfall position in 2006. During the four months ended April 30, 2006, we purchased 14,900 allowances at a total cost of $13.1 million. We account for emissions allowances as intangible assets and record expenses for allowances using a first in first out, ("FIFO") method. Therefore, our expense for 2006 emissions allowances will be $0 until we use all of the allowances allocated to us from the EPA. We project our total expense in 2006 to be significantly higher than in 2005 because we purchased a greater portion of our projected allowance needs in the market. During 2006 and 2007, we expect to place additional clean coal technology in service, which will help reduce our SO2 emissions and therefore help to reduce future emissions costs.

Other Income and Deductions

Other income and deductions increased from income of $7.6 million in the first quarter of 2005 to income of $9.8 million in the first quarter of 2006. Included in this increase is a $4.2 million increase in the income tax benefit, primarily due to the changes in previously recorded tax contingencies. This increase is primarily related to the conclusion of the IRS examination of our filings for the period from 1996 through March of 2001 that was completed in January 2006 ($3.3 million). This increase was offset by an increase in legal expenses ($0.9 million), a decrease in our share of income from equity method investments ($0.4 million) and a decrease in interest income from temporary cash investments ($0.4 million). Legal expense increased primarily due to increased costs to defend litigation and interest income is down because less cash was available for investment during the current period as a result of undercollected fuel costs and increased construction expenditures.

Interest and Other Charges

While interest and other charges in total changed only slightly for the quarters ended March 31, 2006 and 2005, it includes an increase of $0.6 million of interest expense on short term debt related to increased line of credit borrowings, partially offset by a $0.5 million decrease in interest expense on long term debt. The decrease in interest on long term debt is primarily due to less interest on $71.9 million of first mortgage bonds that were refinanced in 2005 at a lower interest rate.

Liquidity and Capital Resources

As of March 31, 2006, IPALCO had cash and cash equivalents of $3.6 million and highly liquid short-term investments of $1.5 million. In addition, as of March 31, 2006, IPL had available borrowing capacity of $61.2 million under its $75.0 million committed credit facilities after outstanding borrowings of $13.1 million and existing letters of credit. All long- term borrowings by IPL must first be approved by the IURC and the aggregate amount of IPL's short- term indebtedness must be approved by FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 29, 2006. IPL and IPALCO also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under their existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its committed credit facilities, refinance existing debt, issue an additional $60 million of long-term debt approved by the IURC and incur certain other indebtedness. We believe that existing cash balances, cash generated from operating activities and borrowing capacity on IPL's committed credit facilities will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on IPL's committed credit facilities; and (iv) additional debt financing.

In December 2005, IPL filed a financing petition with the IURC requesting, among other things, authority to issue a total of $60 million of debt in 2006 (including $30 million approved in the previous financing petition, but not yet issued) and to refinance $80 million of debt that matures in 2007. An Order was issued approving our Financing Petition on March 22, 2006.

In May 2006, IPL entered into a new credit agreement in the aggregate principal amount of $120.6 million which includes an $80 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly).The committed line of credit may be increased to $109.4 million upon IPL's request and subject to certain other conditions, and also provides for the issuance of letters of credit. The maturity date for the new agreement is May 16, 2011. This agreement replaced two existing agreements 364-day agreements with an aggregate borrowing capacity of $75.0 million and a $40.6 million liquidity facility.

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

Capital Requirements. Our capital requirements are primarily related to IPL's construction expenditures needed to meet customers' needs for electricity and for environmental compliance. IPL's capital expenditures totaled $47.2 million during the three months ended March 31, 2006. This represented an increase of $23.5 million from the comparable period in 2005, primarily related to increased expenditures on technology designed to reduce environmental emissions. Construction expenditures during the first three months of 2006 were financed with internally generated cash provided by operations. IPL's construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditure program for the three-year period 2006-2008 is currently estimated to cost approximately $473 million. The estimated cost of the overall program by year is $213 million in 2006, $120 million in 2007 and $140 million in 2008. It includes approximately $152 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $171 million for construction projects designed to reduce SO2 and mercury emissions; $104 million for power plant related projects; $40 million for investments associated with additional generation and $6 million for other miscellaneous equipment and furniture. We currently estimate total capital expenditures related to environmental matters to be approximately $115 million, $48 million and $8 million during 2006, 2007 and 2008, respectively.

Pension Funding. IPL has not made any contributions to the Pension Plans during the first three months of 2006. Depending on the timing of contributions, pending legislation, and other factors related to the funding strategy, we estimate potential cash contributions to the Pension Plans of $30 to $50 million in 2006. This estimate is based on actuarial assumptions using a discount rate of 5.78%.

Dividends. All of our outstanding common stock is owned by AES. During the first three months of 2006, we did not pay dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL's results of operations, cash flows, financial condition, capital requirements, regulatory considerations, and such other factors as IPL's board of directors deems relevant.

Other Regulatory Matters

Fuel Adjustment Charge Proceedings. IPL may apply to the IURC for a change in its fuel charge every three months to recover its estimated fuel costs, including the fuel portion of purchased power costs, which may be above or below the levels included in IPL's basic rates and charges. IPL must present evidence in each fuel adjustment charge proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power, or both, so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible.

Our three most recent fuel adjustment charge proceeding ("FAC") Orders approved rates that are interim rates, subject to refund, because of issues regarding the appropriateness of recovery in the FAC process of Day Ahead Revenue Sufficiency Guarantee Distribution Amounts and Real-Time Revenue Sufficiency Guarantee First Pass Distribution Amounts ("RSG amounts") assessed by Midwest ISO. IPL was a party to a Joint Petition, docketed as Cause No. 42962, which sought IURC approval of recovery of these charges through the FAC process.  In a May 4, 2006 Order, the IURC found that RSG amounts beginning December 9, 2005, may be recovered in IPL's FACs, subject to a benchmark.  The Order also requires us to return RSG amounts from before December 9, 2005 charged to customers, or scheduled to be charged to customers, through the FAC, of approximately $6 million. The Order requires IPL, in its next FAC filing, which should be filed on or about June 9, 2006, to take the necessary steps to effectuate the IURC's Order. IPL is currently reviewing the Order. Additionally, in IPL's most recent FAC, a consumer advocacy group representing some of IPL's industrial customers requested that a sub-docket be established to review IPL's fuel costs. The hearing on IPL's most recent FAC was held on May 3, 2006, and we are currently awaiting an Order on the outcome of the FAC proceeding as well as the industrial customers' request for a sub-docket.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable pursuant to General Instruction H of the Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of March 31, 2006. IPL's management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Due to the material weakness described below, our CEO and CFO concluded that our disclosure controls and procedures as of March 31, 2006 were not effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. To address this material weakness, we performed additional analysis and other procedures to prepare our consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this quarterly report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As reported in Item 9A of our 2005 Form 10-K, the Company determined that a material weakness in internal control over financial reporting existed as of December 31, 2005. This material weakness also existed as of March 31, 2006. Specifically, the Company lacked effective controls to monitor and assess individual components of the deferred income tax and the related regulatory asset balances. These control deficiencies could result in a future misstatement of certain account balances that could result in a material misstatement to the annual or interim financial statements.

The Company's remediation efforts with respect to its deferred income tax and the related regulatory asset balances include identification of all significant components and enhanced controls over the analyses and reconciliation of the activity related to these components. Moreover, these components are being incorporated into and tracked in our tax accounting system in order to facilitate future reviews. When complete, the total deferred income taxes per the Company's financial accounting system will be reconciled to the deferred taxes reported in the tax accounting system on a quarterly basis.

Changes in Internal Controls. Please see above for a discussion of control enhancements implemented relating to deferred income taxes and the related regulatory asset balances. In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In November 2002, IPL was sued in a Fair Labor Standards Act ("FLSA") collective action lawsuit filed in the U.S. District Court for the Southern District of Indiana. The complaint alleges that certain of IPL's current and former employees were not paid overtime pay at the rate required by the FLSA. IPL recently agreed with the plaintiffs to settle the case and, on March 3, 2006, the court dismissed the suit. The settlement did not have a material adverse effect on IPALCO's consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in IPALCO's 2005 annual report on Form 10-K.

Item 6. Exhibits

Exhibit No.	Document

10.1  Credit agreement by and among Indianapolis Power & Light Company, the various financial institutions party hereto, National City Bank of Indiana, as Syndication Agent, and LaSalle Bank National Association, as Administrative
      Agent, dated as of May 16, 2006.

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

IPALCO ENTERPRISES, INC.

(Registrant)

Date: May 19, 2006

By:	/s/ Frank P. Marino

Frank P. Marino
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)