Form 10-Q
period 2006-06-30
IPALCO ENTERPRISES, INC.
filed 2006-08-07
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

At August 4, 2006, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

                                                              Three Months Ended     Six Months Ended
                                                                       June 30,               June 30,
                                                             ---------------------  ---------------------
                                                                2006       2005        2006       2005
                                                             ---------- ----------  ---------- ----------
UTILITY OPERATING REVENUES                                   $ 250,907  $ 228,799   $ 506,523  $ 455,688

UTILITY OPERATING EXPENSES:
 Operation:
   Fuel                                                         73,779     46,162     140,372     92,533
   Other operating expenses                                     40,618     35,953      80,487     69,437
 Power purchased                                                 8,141      6,448      19,623     10,653
 Maintenance                                                    28,391     21,438      56,122     39,260
 Depreciation and amortization                                  33,703     33,331      67,394     67,445
 Taxes other than income taxes                                   9,671      8,870      19,782     18,214
 Income taxes-net                                               19,316     25,514      41,363     52,789
                                                             ---------- ----------  ---------- ----------
  Total utility operating expenses                             213,619    177,716     425,143    350,331
                                                             ---------- ----------  ---------- ----------
UTILITY OPERATING INCOME                                        37,288     51,083      81,380    105,357
                                                             ---------- ----------  ---------- ----------
OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used during construction             1,083        715       1,821      1,321
 Other - net                                                       224       (254)     (1,256)       401
 Income tax benefit-net                                          8,439      6,514      19,007     12,853
                                                             ---------- ----------  ---------- ----------
  Total other income and (deductions)-net                        9,746      6,975      19,572     14,575
                                                             ---------- ----------  ---------- ----------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt                                     27,806     27,940      55,527     56,178
 Other interest                                                    798        168       1,575        308
 Allowance for borrowed funds used during construction            (733)      (354)     (1,309)      (697)
 Amortization of redemption premiums and expense on debt-net       778        716       1,581      1,364
 Preferred dividends of subsidiary                                 804        804       1,607      1,607
                                                             ---------- ----------  ---------- ----------
  Total interest and other charges-net                          29,453     29,274      58,981     58,760
                                                             ---------- ----------  ---------- ----------
NET INCOME                                                   $  17,581  $  28,784   $  41,971  $  61,172
                                                             ---------- ----------  ---------- ----------
  Other comprehensive income (loss)                                778       (752)      1,456       (842)
                                                             ---------- ----------  ---------- ----------
TOTAL COMPREHENSIVE INCOME                                   $  18,359  $  28,032   $  43,427  $  60,330
                                                             ========== ==========  ========== ==========

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In Thousands)

                                                              June 30,   December 31,
                                                                2006         2005
                                                           ------------- ------------
                          ASSETS
UTILITY PLANT:
 Utility plant in service                                  $  3,565,449  $ 3,496,202
 Less accumulated depreciation                                1,464,430    1,425,489
                                                           ------------- ------------
     Utility plant in service - net                           2,101,019    2,070,713
 Construction work in progress                                  113,692       94,087
 Property held for future use                                       591          591
                                                           ------------- ------------
     Utility plant - net                                      2,215,302    2,165,391
                                                           ------------- ------------
OTHER ASSETS:
 Nonutility property - at cost, less
  accumulated depreciation                                          712          714
 Other investments                                               10,066        9,460
                                                           ------------- ------------
     Other assets - net                                          10,778       10,174
                                                           ------------- ------------
CURRENT ASSETS:
 Cash and cash equivalents                                        3,768        6,008
 Short-term investments                                             975        1,581
 Accounts receivable and unbilled revenue (less allowance
  for doubtful accounts of $1,740 and $1,930, respectively)      66,943       64,025
 Fuel - at average cost                                          32,578       25,145
 Materials and supplies - at average cost                        51,247       52,331
 Net income tax refunds receivable                                4,341        6,309
 Regulatory assets                                                4,344       41,424
 Prepayments and other current assets                            15,421        8,131
                                                           ------------- ------------
     Total current assets                                       179,617      204,954
                                                           ------------- ------------
DEFERRED DEBITS:
 Regulatory assets                                              163,457      156,952
 Miscellaneous                                                   50,796       35,685
                                                           ------------- ------------
     Total deferred debits                                      214,253      192,637
                                                           ------------- ------------
             TOTAL                                         $  2,619,950  $ 2,573,156
                                                           ============= ============
              CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common shareholder's deficit:
   Premium on 4% cumulative preferred stock                $        649  $       649
   Paid in capital                                                2,674        2,063
   Accumulated deficit                                          (56,281)     (54,752)
   Accumulated other comprehensive loss                         (72,906)     (74,361)
                                                           ------------- ------------
     Total common shareholder's deficit                        (125,864)    (126,401)
 Cumulative preferred stock of subsidiary                        59,135       59,135
 Long-term debt                                               1,443,359    1,443,316
                                                           ------------- ------------
     Total capitalization                                     1,376,630    1,376,050
                                                           -------------  -----------
CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt           125,400      111,100
  Accounts payable and accrued expenses                          73,103       82,267
  Accrued real estate and personal property taxes                16,348       15,843
  Accrued income taxes                                            4,592            -
  Accrued interest                                               26,962       26,531
  Customer deposits                                              13,719       12,875
  Other current liabilities                                      15,127       13,052
                                                           ------------- ------------
     Total current liabilities                                  275,251      261,668
                                                           ------------- ------------
 DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
 Accumulated deferred income taxes - net                        358,587      339,041
 Asset retirement obligations                                   424,558      412,597
 Unamortized investment tax credit                               21,521       22,827
 Accrued pension and other postretirement benefits              156,443      149,103
 Miscellaneous                                                    6,960       11,870
                                                           ------------- ------------
     Total deferred credits and other long-term liabilities     968,069      935,438
                                                           ------------- ------------
COMMITMENTS AND CONTINGENCIES (Note 11)

             TOTAL                                         $  2,619,950  $ 2,573,156
                                                           ============= ============

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

                                                            Six Months Ended
                                                                 June 30,
                                                          ---------- ---------
                                                            2006       2005
                                                          ---------  ---------
Cash Flows from Operations:
 Net income                                              $  41,971  $  61,172
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           66,857     66,562
    Amortization of regulatory assets                        2,126      2,698
    Deferred income taxes and investment tax credit
      adjustments - net                                     19,757   (10,678)
    Gains on sales of environmental allowances              (4,690)   (1,028)
    (Gain) loss on investments                                 116       (427)
    Noncash dividend income                                   (410)      -
    Pension and other postretirement benefit expenses        8,231     5,443
    Preferred dividends of subsidiary                        1,607     1,607
    Allowance for equity funds used during construction     (1,821)    (1,321)
  Change in certain assets and liabilities:
    Accounts receivable                                     (2,918)     1,382
    Fuel, materials and supplies                            (7,527)      (192)
    Income taxes receivable or payable                       6,560        146
    Accounts payable and accrued expenses                   (5,326)    (7,410)
    Accrued real estate and personal property taxes            505        582
    Accrued interest                                           431     (1,738)
    Short-term and long-term regulatory assets
       and liabilities                                      24,614    (14,668)
    Other - net                                             (5,243)       273
                                                          ---------  ---------
Net cash provided by operating activities                  144,840    102,403
                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - utility                           (98,691)   (58,127)
  Purchase of environmental emissions allowances           (14,299)      -
  Purchase of short-term investments                       (19,150)  (544,237)
  Proceeds from sales and maturities of
    short-term investments                                  20,075    547,387
  Proceeds from sales of environmental allowances            1,190      1,028
  Other                                                     (4,829)    (1,558)
                                                          ---------  ---------
Net cash used in investing activities                     (115,704)   (55,507)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings-net                                 14,300      2,000
  Long-term borrowings                                        -        71,850
  Retirement of long-term debt                                -       (71,850)
  Dividends on common stock                                (43,500)   (47,622)
  Preferred dividends of subsidiary                         (1,607)      (804)
  Other                                                       (569)      (933)
                                                          ---------  ---------
Net cash used in financing activities                      (31,376)   (47,359)
                                                          ---------  ---------
Net change in cash and cash equivalents                     (2,240)      (463)
Cash and cash equivalents at beginning of period             6,008      3,779
                                                          ---------  ---------
Cash and cash equivalents at end of period               $   3,768  $   3,316
                                                          =========  =========
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest (net of amount capitalized)                 $  55,411  $  57,728
                                                          =========  =========
    Income taxes                                         $  (3,962) $  49,893
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

3. SIGNIFICANT ACCOUNTING POLICIES

Emissions Allowances. IPL uses environmental air emissions allowances to meet standards set forth by the Environmental Protection Agency related to emission of sulfur dioxide ("SO2") and nitrous oxide ("NOx") gasses. IPL accounts for environmental air emissions allowances as intangible assets, included in MISCELLANEOUS DEFERRED DEBITS on the accompanying balance sheets, and records expenses for allowances using a first in first out ("FIFO") method. The total book value of SO2 and NOx emissions allowances as of June 30, 2006 and December 31, 2005 was $15.6 million and $1.2 million, respectively. The increase in book value is primarily due to the purchase of $14.3 million of SO2 allowances during the first half of 2006.

Income taxes. IPALCO includes any applicable interest and penalties related to income tax deficiencies or overpayments in Income tax benefit - net under OTHER INCOME AND (DEDUCTIONS) in its consolidated statements of income. The income tax provision for the three month and six month periods ended June 30, 2006 includes interest income of $4.5 million and $5.4 million, respectively, related to income tax refunds, while the income tax provision for the three month and six month periods ended June 30, 2005 includes interest expense related to income taxes of $0.1 million and $0.2 million, respectively.

Financial Transmission Rights. Midwest Independent Transmission System Operators, Inc. ("Midwest ISO") market participants are able to hedge their exposure to congestion charges, which result from constraints on the transmission system, with certain Financial Transmission Rights ("FTRs"). Participants are allocated FTRs each year and are permitted to purchase additional FTRs. Both the congestion and FTR amounts are generally recoverable through the fuel adjustment charge proceeding ("FAC"). In accordance with SFAS No. 71, IPALCO recognizes a regulatory liability for the value of the FTR derivative, which is adjusted as the value of the FTR's changes. All methods of assessing fair value result in a general approximation of value and such value may never be realized. IPL's FTRs are included in PREPAYMENTS AND OTHER CURRENT ASSETS on the accompanying balance sheets at their estimated fair market value, which was $6.4 million and $2.6 million as of June 30, 2006 and December 31, 2005, respectively. The associated regulatory liability is included in OTHER CURRENT LIABILITIES. The net of expenses related to congestion charges and/or FTRs have not been material to our financial statements.

4. NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN No. 48") which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. IPALCO will adopt FIN No. 48 on January 1, 2007 and IPALCO will record the cumulative effect of applying the provisions of this Interpretation as an adjustment to beginning retained earnings. FIN No. 48 applies to all tax positions accounted for in accordance with SFAS No. 109. IPALCO is in the process of determining the impact at this time.

In July 2006, the FASB also issued FASB Statement of Position FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction". This FASB staff position ("FSP") amends FASB Statement No. 13, "Accounting for Leases", to require a lessor in a leveraged-lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The FSP is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this FSP will be recorded as an adjustment to the balance of retained earnings as of the beginning of January 1, 2007. IPALCO is in the process of determining the impact at this time.

5. NONCASH TRANSACTIONS

During the first quarter of 2006, IPL exchanged 2,510 SO2 environmental emission allowances with a 2007 vintage year for 2,500 SO2 environmental emission allowances with a 2005 vintage year. IPL recorded a gain on the transaction of $3.5 million.

6. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Enterprises' reportable business segments are electric and "all other." The "all other" category primarily includes the IPALCO $750 million Senior Secured Notes as of June 30, 2006 and December 31, 2005; approximately $0.3 million and $0.6 million of nonutility cash and cash equivalents, as of June 30, 2006 and December 31, 2005, respectively; short-term and long- term nonutility investments of $9.9 million at June 30, 2006 and December 31, 2005; and income taxes and interest related to those items. There was no utility operating income other than the activities of IPL during the periods covered by this report. Nonutility assets represented less than 1% of IPALCO's total assets as of June 30, 2006 and December 31, 2005 and there were no nonutility capital expenditures during the six month periods ended June 30, 2006 and June 30, 2005.

7. INCOME TAXES

IPALCO's effective combined state and federal income tax rates for the six month periods ended June 30, 2006 and 2005 were 34.8% and 39.5%, respectively. The rate decrease was primarily the result of $5.6 million of interest income related to income taxes recorded as a result of the completion of an IRS examination of our filings for the period 1996 through March of 2001 during the first quarter of 2006. The examination resulted in a refund due to us of $25.0 million, which we received in the second quarter of 2006. This decrease was partially offset by an increase in income taxes due to depreciation flow through and amortization of $4.1 million.

8.. REGULATORY ASSETS

Deferred Fuel and RSG amounts. Deferred fuel costs are a component of current regulatory assets and are expected to be recovered through future fuel adjustment charge proceedings. IPL records deferred fuel in accordance with standards prescribed by the Federal Energy Regulatory Commission ("FERC"). The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL's fuel adjustment charge and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the fuel adjustment charge proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL's rates are adjusted. The deferred fuel asset decreased $36.6 million during the six months ended June 30, 2006 primarily because the amount of fuel charged to customers increased to recover underbilled fuel costs from prior periods and because in 2006 we reduced our deferred fuel by $5.8 million for the RSG amounts (see below) and recorded a long term regulatory assets. These costs were previously accounted for as recoverable through the FAC.

During the second quarter of 2006, we received an Order from the Indiana Utility Regulatory Commission ("IURC") requiring us to return all Day Ahead Revenue Sufficiency Guarantee Distribution Amounts and Real-Time Revenue Sufficiency Guarantee First Pass Distribution Amounts ("RSG amounts") assessed by the Midwest ISO prior to December 9, 2005 charged to customers, or scheduled to be charged to customers, through the FAC. According to the Order, RSG amounts beginning December 9, 2005, may be recovered in IPL's FACs, subject to a benchmark. Based on established regulatory practices and Orders received by the IURC allowing deferral, we believe it is probable that the RSG amounts charged to us prior to December 9, 2005, will be recovered. Accordingly, we have deferred such cost as a regulatory asset. The recovery period for these costs can not yet be determined.

Additionally, in IPL's March 2006 FAC, a consumer advocacy group representing some of IPL's industrial customers requested that a sub-docket be established to review IPL's fuel costs. The hearing on this FAC was held on May 3, 2006 and we received an Order on May 24, 2006 approving the establishment of a sub-docket to review IPL's fuel costs. The Order authorized the use of the FAC factor on an interim basis, subject to refund, because of the establishment of the sub-docket as well as the findings of the Commission's May 4 Order in Cause No. 42962.

9. INDEBTEDNESS

In May 2006, IPL entered into a new credit agreement in the aggregate principal amount of $120.6 million which includes an $80 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly). The committed line of credit also provides a sub limit for the issuance of letters of credit. The credit agreement allows the committed line of credit to be increased to $109.4 million upon IPL's request and subject to certain other conditions. Accordingly, in July 2006, we requested an increase in our borrowing capacity of $29.4 million to utilize this feature. The maturity date for the new agreement is May 16, 2011. This agreement replaced two existing 364-day agreements with an aggregate borrowing capacity of $115.6 million which included a $75 million committed line of credit and a $40.6 million liquidity facility.

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

Pension Funding: IPL's funding policy for the Defined Benefit Pension Plan and the supplemental retirement plan ("the Pension Plans") is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes. IPL has not made any contributions to the Pension Plans during the first six months of 2006. Depending on the timing of contributions, potential legislation and other factors related to the funding strategy, we estimate potential cash contributions to the Pension Plans of $30 to $50 million in 2006. This estimate is based on actuarial assumptions using a discount rate of 5.78%.

The following table presents information relating to the Pension Plans combined:

                                         For the Three Months           For the Six Months
                                         Ended June 30,                 Ended June 30,
                                         -------------------------      ------------------------
                                             2006         2005              2006        2005
                                         -------------------------      ------------------------
Pension Benefits                                                  (IN THOUSANDS)

Components of net periodic benefit cost
Service cost                                   $1,368      $1,034            $2,737      $2,067
Interest cost                                   6,969       6,473            13,936      12,946
Expected return on plan assets                 (6,777)     (6,489)          (13,554)    (12,978)
Amortization of transition asset                   -         (318)               -         (636)
Amortization of prior service costs               565         434             1,130         869
Amortization of actuarial loss                  1,299         780             2,599       1,561
                                         -------------------------      ------------------------
Net periodic benefit cost                      $3,424      $1,914            $6,848      $3,829
                                         =========================      ========================

Other Postretirement Benefits: IPL is providing, and has agreed to provide, postretirement health care benefits to certain retired or active employees and the spouses of certain retired or active employees. Approximately 500 people were receiving such benefits or entitled to future benefits as of June 30, 2006. Other postretirement benefit costs for the six-month periods ended June 31, 2006 and 2005, net of amounts capitalized, were $1.4 million and $1.6 million, respectively. As of June 30, 2006 and December 31, 2005 IPL had net benefit obligation recognized as part of accrued pension and other postretirement benefits of $8.9 million and $8.3 million, respectively.

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

Many years ago, IPL obtained, through purchases from several owners, a substantial tract of land as a potential site for a future power plant. IPL later determined it no longer intended to build a power plant on that land and sold it in 2004. In September 2004, a former owner of a parcel included within IPL's land sued IPL in Morgan County Superior Court in a purported class action to force IPL to pay any profit on the sale to the various former owners, as well as profits received from ground leases and timber sales. The plaintiffs contend, in essence, that IPL obtained the various parcels through eminent domain or threat of eminent domain and now allege, in an amended complaint, theories of fraudulent inducement to contract, unjust enrichment, breach of fiduciary duty, and fraudulent concealment. IPL believes the suit is without merit. At this time discovery has just recently begun and the court has not certified a class. While we cannot predict the outcome, we do not expect the matter will have a material adverse effect on IPALCO's consolidated financial statements.

As of June 30, 2006 and December 31, 2005, IPL was a defendant in approximately 113 and 109 pending lawsuits, respectively, alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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
  federal and state legislation
  changes in financial or regulatory accounting policies
  environmental matters, including costs of compliance with current and future environmental requirements interest rates and the availability and other cost of capital labor strikes or other workforce factors
  unanticipated generation outages, facility or equipment maintenance, repairs and capital expenditures local economic conditions
  acts of terrorism, natural disasters or other catastrophic events costs and effects of legal and administrative proceedings, settlements, investigations and claims and the ultimate disposition of litigation issues related to our participation in the Midwest Independent Transmission System Operators, Inc. ("Midwest ISO"), including recovery of costs incurred product development and technology changes

Most of these factors affect us through our consolidated subsidiary Indianapolis Power & Light Company. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. We undertake no obligation to publicly update or review any forward-looking information, future events or otherwise.

Overview

IPALCO is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is IPL, a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America, is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund valued at $6.4 million, as of June 30, 2006. Our business segments are electric and "all other."

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

We are subject to federal and state of Indiana income taxes. Our income tax provision requires significant judgment and is based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In January 2006, the Internal Revenue Service completed an examination of our filings for the period 1996 through March of 2001. The examination resulted in a refund due to us of $25.0 million, which we received in the second quarter of 2006.

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

Comparison of Quarters Ended June 30, 2006 and June 30, 2005

Our second quarter 2006 net income of $17.6 million decreased $11.2 million from net income of $28.8 million in the second quarter of 2005. The following discussion highlights the significant factors contributing to this change.

Utility Operating Revenues

Utility operating revenues increased by $22.1 million during the three months ended June 30, 2006 compared to the same period in 2005 as a result of the following (dollars in thousands):

                               June 30,       June 30,      Increase   Percentage
                                 2006           2005       (Decrease)    Change
                            ------------------------------------------------------
Retail Revenues                   $235,551       $209,148     $26,403        12.6%
Wholesale Revenues                   9,606         14,439      (4,833)      -33.5%
Miscellaneous Revenues               5,750          5,212         538        10.3%
                            ------------------------------------------
Total Utility Operating
  Revenues                        $250,907       $228,799     $22,108         9.7%
                            ==========================================

Heating Degree Days                    445            487         (42)       -8.6%
Cooling Degree Days                    276            353         (77)      -21.8%

The 12.6% increase in retail revenues was primarily due to a 15.5% increase in the weighted average price of kWhs sold ($32.4 million) offset by a 2.5% decrease in the quantity of kWhs sold ($6.0 million). The $32.4 million increase in the weighted average price of retail kWhs sold was primarily due to a $29.2 million increase in fuel charges and a $1.6 million increase in costs IPL recovered from its retail customers associated with its NOx compliance construction program. The amount of fuel charged to customers has increased primarily to recover underbilled fuel and/or purchased power costs from prior periods (see discussion of operating expenses). The decrease in the quantity of retail kWhs sold is primarily due to a 21.8% decrease in cooling degree days and an 8.6% decrease in heating degree days during the comparative periods. Changes in the FAC fuel charge revenues are generally offset by fuel and purchased power expenses and generally do not have an affect on net income. Excluding the increase in the fuel charges, retail revenues are down $2.8 million. The 33.5% decrease in wholesale revenues is primarily due to a 33.1% decrease in the quantity of kWhs sold ($4.8 million). The decrease in the quantity of kWhs sold in the wholesale market in the second quarter of 2006 over the second quarter of 2005 was primarily due to a scheduled outage on one of our large base load coal fired units to enhance environmental emission technology that will significantly reduce emissions as part of IPL's multi-pollutant plan. This unit was placed back into service on June 24, 2006.

Utility Operating Expenses

Operating Expenses for the Quarter Ended June 30, 2005        $177.7
Increase in fuel                                                27.6
Increase in maintenance expenses                                 7.0
Increase in other operating expenses                             4.7
Increase in purchased power expense                              1.7
Decrease in income taxes - net                                  (6.2)
Other miscellaneous variances                                    1.1
                                                            ---------
Operating Expenses for the Quarter Ended June 30, 2006        $213.6
                                                            =========

The increase in fuel is the result of a $23.0 million increase in the deferred fuel adjustment and a $4.8 million increase in current fuel costs. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in our fuel adjustment charge and actual fuel and purchased power costs. We are permitted to recover underestimated fuel and purchased power costs in future rates through the fuel adjustment charge proceedings and therefore the costs are deferred and amortized into expense in the same period that our rates are adjusted. The increase in deferred fuel costs is primarily because the amount of fuel charged to customers has increased to allow us to recover underestimated fuel costs from prior periods. Current fuel costs increased primarily due to the increase in the average price of coal consumed.

The increase in maintenance expenses is primarily due to a scheduled outage on one of our large base load coal fired units to enhance environmental emission technology that will significantly reduce emissions as part of IPL's multi-pollutant plan.

The increase in other operating expenses is primarily due to increases in wages and employee benefits ($2.3 million), Midwest ISO transmission expenses ($1.0 million) and consulting fees and other contract labor ($1.0 million). The increase in wages and employee benefits includes a $1.4 million increase in pension and other postretirement benefits and a $1.0 million increase in employee group insurance benefit expenses. The increase in pension and other postretirement benefits is primarily due to increased interest and service costs ($0.8 million) and increased net loss amortization ($0.5 million). The increase in employee group insurance benefit expenses results primarily from escalating health insurance claims and additional employees. The increase in consulting fees and other contract labor consists primarily of increased legal costs to defend outstanding litigation and consulting fees related to remediation efforts with respect to deferred income taxes and the related regulatory asset balances (see Item 4 Controls and Procedures.)

Purchased power expense increased due to an increase in the volume of power purchased during the period ($5.1 million), partially offset by a decrease in the market price of purchased power ($3.4 million). The increase in the volume of power purchased is primarily due to a scheduled outage on one of our large base load coal fired units to enhance environmental emission technology that will significantly reduce emissions as part of IPL's multi-pollutant plan. The decreased price of purchased power is influenced by changes in the market price of delivered fuel (primarily natural gas) and the price of environmental emission allowances, as well as the supply of and demand for electricity.

The $6.2 million decrease in income tax expense was primarily the result of a $20.0 million decrease in pre-tax net operating income, which contributed $8.1 million to the decrease.  This decrease was partially offset by an increase in income taxes due to depreciation flow through and amortization of $2.1 million.  The $2.2 million recorded for depreciation flow through in the second quarter of 2006 is based on the estimated annual amount for 2006 of $8.8 million.

Our expense for 2006 emissions allowances was $0 for the second quarter of 2006. We are allocated NOx and SO2 environmental air emissions allowances each year by the Environmental Protection Agency ("EPA") at no cost. Additionally, during 2006, we purchased 16,900 SO2 allowances at a total cost of $14.3 million. We account for emissions allowances as intangible assets and record expenses for allowances using a first in first out, ("FIFO") method. Therefore, our expense for 2006 emissions allowances will be $0 until we use all of the allowances allocated to us from the EPA. We project our total expense in 2006 to be significantly higher than in 2005, because we purchased a greater portion of our projected allowance needs in the market. On June 24, 2006, we enhanced existing clean coal technology, which will help reduce our SO2 emissions and therefore help to reduce future emissions costs. In addition, we expect to place another clean coal technology project in service in late 2007 to further reduce emissions.

Other Income and Deductions

Other income and deductions increased from income of $7.0 million in the second quarter of 2005 to income of $9.7 million in the second quarter of 2006. Included in this increase is a $1.9 million increase in the income tax benefit primarily due to the changes in previously recorded tax contingencies including related interest.

Interest and Other Charges

While interest and other charges in total changed only slightly for the quarters ended June 30, 2006 and 2005, it includes an increase of $0.6 million of interest expense on short term debt related to increased line of credit borrowings. This increase was partially offset by a $0.4 million increase in the allowance for borrowed funds used during construction due to increased capital expenditures related to the multi-pollutant plan.

Comparison of Six Month Periods Ended June 30, 2006 and June 30 , 2005

Net income during the six month period ended June 30, 2006 of $42.0 million decreased $19.2 million from net income of $61.2 million in the same period in 2005. The following discussion highlights the significant factors contributing to this change.

Utility Operating Revenues

Utility operating revenues increased by $50.8 million during the six months ended June 30, 2006 compared to the same period in 2005 as a result of the following (dollars in thousands):

                               June 30,       June 30,      Increase   Percentage
                                 2006           2005       (Decrease)    Change
                            ------------------------------------------------------
Retail Revenues                   $470,745       $419,760     $50,985        12.1%
Wholesale Revenues                  21,905         27,244      (5,339)      -19.6%
Miscellaneous Revenues              13,873          8,684       5,189        59.8%
                            ------------------------------------------
Total Operating Revenues          $506,523       $455,688     $50,835        11.2%
                            ==========================================

Heating Degree Days                  2,845          3,163        (318)      -10.1%
Cooling Degree Days                    276            353         (77)      -21.8%

The 12.1% increase in retail revenues is primarily due to a 15.1% increase in the weighted average price of kWhs sold ($63.5 million) offset by a 2.6% decrease in the quantity of kWhs sold ($12.5 million). The $63.5 million increase in the weighted average price of retail kWhs sold was primarily due to a $57.1 million increase in fuel charges and a $2.9 million increase in costs IPL recovered from its retail customers associated with its NOx compliance construction program. The amount of fuel charged to customers has increased primarily to recover underbilled fuel and/or purchased power costs from prior periods. The decrease in the quantity of retail kWhs sold is primarily due to a 21.8% decrease in cooling degree days and a 10.1% decrease in heating degree days during the comparative periods. Changes in the FAC fuel charge revenues are generally offset by fuel and purchased power expenses and generally do not have an affect on net income. Excluding the increase in the fuel charges, retail revenues are down $6.1 million. The decrease in wholesale revenues was primarily due to a 20.2% decrease in the quantity of wholesale kWhs sold ($5.5 million). The decrease in the quantity of kWhs sold in the wholesale market in the six months ending 2006 over the same period in 2005 was primarily due to a scheduled outage on one of our large base load coal fired units to enhance environmental emission technology that will significantly reduce emissions as part of IPL's multi- pollutant plan. This unit was placed back into service on June 24, 2006.

The $5.2 million increase in miscellaneous revenues is primarily due to a $3.7 million gain from exchanging 2,510 vintage 2007 SO2 air emissions allowances for 2,500 vintage 2005 SO2 air emissions allowances during the first quarter of 2006 and a $0.9 million increase in Midwest ISO transmission revenues. The gain results from exchanging allowances that were granted to us by the EPA at no charge and recorded at cost, which is zero, for allowances that are recorded at fair market value.

Utility Operating Expenses

Operating Expenses for the Six Months Ended June 30, 2005     $350.3
Increase in fuel                                                47.8
Increase in maintenance expenses                                16.9
Increase in other operating expenses                            11.0
Increase in purchased power expense                              9.0
Decrease in income taxes - net                                 (11.4)
Other miscellaneous variances                                    1.5
                                                            ---------
Operating Expenses for the Six Months Ended June 30, 2006     $425.1
                                                            =========

The increase in fuel is the result of a $37.6 million increase in the deferred fuel adjustment and a $10.1 million increase in current fuel costs. The increase in deferred fuel costs is primarily because the amount of fuel charged to customers has increased to allow us to recover underestimated fuel costs in prior periods. Current fuel costs increased primarily due to the increase in the average price of coal consumed.

The increase in maintenance expenses is primarily due to a scheduled outage on one of our large base load coal fired units to enhance environmental emission technology that will significantly reduce emissions as part of IPL's multi-pollutant plan. The increase in other operating expenses is primarily due to increases in wages and employee benefits ($5.5 million), consulting fees and other contract labor ($2.0 million), Midwest ISO transmission expenses ($1.8 million) and payroll taxes ($0.9 million). The increase in wages and employee benefits includes a $2.8 million increase in pension and other postretirement benefits, a $0.9 million increase in payroll costs and a $1.7 million increase in employee group insurance benefit expenses. The increase in pension and other postretirement benefits is primarily due to increased interest and service costs ($1.7 million) and increased net loss amortization ($1.0 million). The increase in payroll costs reflects annual wage increases and additional employees. The increase in employee group insurance benefit expenses results primarily from escalating health insurance claims and additional employees. The increase in consulting fees and other contract labor consists primarily of increased legal costs to defend outstanding litigation and consulting fees related to remediation efforts with respect to deferred income taxes and the related regulatory asset balances (see Item 4 Controls and Procedures.)

Purchased power expense increased due to an increase in the market price of purchased power and an increase in the volume of power purchased during the period. The increased price of purchased power ($5.1 million) is influenced by changes in the market price of delivered fuel (primarily natural gas) and the price of environmental emission allowances, as well as the supply of and demand for electricity. The increase in the volume of power purchased ($3.9 million) is primarily due to a scheduled outage on one of our large base load coal fired units to enhance environmental emission technology that will significantly reduce emissions as part of IPL's multi-pollutant plan.

The $11.4 million decrease in income tax expense was primarily the result of a $35.4 million decrease in pre-tax net operating income, which contributed $14.3 million to the decrease, and a $1.1 million decrease in operating income tax contingencies. These decreases were partially offset by an increase in income taxes due to depreciation flow through and amortization of $4.1 million. The $4.4 million recorded for depreciation flow through in the first half of 2006 is based on the estimated annual amount for 2006 of $8.8 million.

Other Income and Deductions

Other income and deductions increased from income of $14.6 million in the six month period ended June 30, 2005 to income of $19.6 million in the six month period ended June 30, 2006. Included in this increase is a $6.2 million increase in the income tax benefit, primarily due to the changes in previously recorded tax contingencies including related interest. This increase was offset by a decrease in interest income from temporary cash investments ($0.7 million) and a decrease in our share of income from equity method investments ($0.4 million). Interest income is down because less cash was available for investment during the current period.

Interest and Other Charges

While interest and other charges in total changed only slightly for the six months ended June 30, 2006 and 2005, it includes an increase of $1.3 million of interest expense on short term debt related to increased line of credit borrowings, partially offset by a $0.6 million decrease in interest expense on long term debt and a $0.6 million increase in allowance for borrowed funds used during construction. The decrease in interest on long term debt is primarily due to less interest on $71.9 million of first mortgage bonds that were refinanced in April 2005 at a lower interest rate. The increase in allowance for funds used during construction is primarily related to increased capital expenditures in 2006 on equipment related to the multi-pollutant plan.

Liquidity and Capital Resources

As of June 30, 2006, IPALCO had cash and cash equivalents of $3.8 million and highly liquid short-term investments of $1.0 million. As of June 30, 2006, IPL also had available borrowing capacity of $12.7 million under its $80.0 million committed credit facility after outstanding borrowings of $66.6 million and existing letters of credit. In addition, in July 2006, we requested an increase through a feature in our credit facility to make an additional $29.4 million of borrowing capacity available. We anticipate the availability of the funds in August 2006.

All long-term borrowings by IPL must first be approved by the IURC and the aggregate amount of IPL's short-term indebtedness must be approved by FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2008. IPL and IPALCO also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under their existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its committed credit facility, refinance existing debt, issue an additional $60 million of long-term debt approved by the IURC and incur certain other indebtedness. We believe that existing cash balances, cash generated from operating activities and borrowing capacity on IPL's committed credit facility will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on IPL's committed credit facility; and (iv) additional debt financing.

In December 2005, IPL filed a financing petition with the IURC requesting, among other things, authority to issue a total of $60 million of debt in 2006 (including $30 million approved in the previous financing petition, but not yet issued) and to refinance $80 million of debt that matures in 2007. An Order was issued approving our Financing Petition on March 22, 2006.

In May 2006, IPL entered into a new credit agreement in the aggregate principal amount of $120.6 million which includes an $80 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly). The committed line of credit also provides a sub limit for the issuance of letters of credit. The credit agreement allows the committed line of credit to be increased to $109.4 million upon IPL's request and subject to certain other conditions. Accordingly, in July 2006, we requested an increase in our borrowing capacity of $29.4 million to utilize this feature. The maturity date for the new agreement is May 16, 2011. This agreement replaced two existing 364-day agreements with an aggregate borrowing capacity of $115.6 million which included a $75 million committed line of credit and a $40.6 million liquidity facility. Additionally, in May 2006, we amended our receivable sale agreement to extend the maturity date to May 29, 2007.

Capital Requirements. Our capital requirements are primarily related to IPL's construction expenditures needed to meet customers' needs for electricity and for environmental compliance. IPL's capital expenditures totaled $98.7 million during the six months ended June 30, 2006. This represented an increase of $40.6 million from the comparable period in 2005, primarily related to increased expenditures on technology designed to reduce environmental emissions related to IPL's multi-pollutant plan. Construction expenditures during the first six months of 2006 were financed with internally generated cash provided by operations and borrowings on our credit facilities. IPL's construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditure program for the three- year period 2006-2008 is currently estimated to cost approximately $473 million. The estimated cost of the overall program by year is $213 million in 2006, $120 million in 2007 and $140 million in 2008. It includes approximately $152 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $171 million for construction projects designed to reduce SO2 and mercury emissions; $104 million for power plant related projects; $40 million for investments associated with additional generation and $6 million for other miscellaneous equipment and furniture. We currently estimate total capital expenditures related to environmental matters to be approximately $115 million, $48 million and $8 million during 2006, 2007 and 2008, respectively. The majority of such expenditures are recoverable through jurisdictional retail rate revenue as part of IPL's multipollutant plan. Capital expenditures are financed with a combination of internally generated funds and short-term and long-term borrowings.

Pension Funding. We have not made any contributions to the Pension Plans during the first six months of 2006. Depending on the timing of contributions, potential legislation, and other factors related to the funding strategy, we estimate potential cash contributions to the Pension Plans of $30 to $50 million in 2006. This estimate is based on actuarial assumptions using a discount rate of 5.78%.

Dividends. All of our outstanding common stock is owned by AES. During the first six months of 2006, we paid $43.5 million in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL's results of operations, cash flows, financial condition, capital requirements, financings, regulatory considerations, and such other factors as IPL's board of directors deems relevant.

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

Our four most recent fuel adjustment charge proceeding ("FAC") Orders approved rates that are interim rates, subject to refund, because of issues regarding the appropriateness of recovery in the FAC process of Day Ahead Revenue Sufficiency Guarantee Distribution Amounts and Real-Time Revenue Sufficiency Guarantee First Pass Distribution Amounts ("RSG amounts") assessed by Midwest ISO. IPL was a party to a Joint Petition, docketed as Cause No. 42962, which sought IURC approval of recovery of these charges through the FAC process.  In a May 4, 2006 Order, the IURC found that RSG amounts beginning December 9, 2005, may be recovered in IPL's FACs, subject to a benchmark.  The Order also requires us to return RSG amounts from before December 9, 2005 charged to customers, or scheduled to be charged to customers, through the FAC, of approximately $5.8 million. In accordance with the Order, we included the refund in our FAC filing made in June 2006.

Additionally, in IPL's March 2006 FAC, a consumer advocacy group representing some of IPL's industrial customers requested that a sub-docket be established to review IPL's fuel costs. The hearing on this FAC was held on May 3, 2006 and we received an Order on May 24, 2006 approving the establishment of a sub-docket to review IPL's fuel costs. The Order authorized the use of the FAC factor on an interim basis, subject to refund, because of the establishment of the sub-docket as well as the findings of the Commission's May 4 Order in Cause No. 42962.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN No. 48") which is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 on January 1, 2007 and record the cumulative effect of applying the provisions of this Interpretation as an adjustment to beginning retained earnings. FIN No. 48 applies to all tax positions accounted for in accordance with SFAS No. 109. We are in the process of determining the impact at this time.

In July 2006, the FASB also issued FASB Statement of Position FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction". This FASB staff position ("FSP") amends FASB Statement No. 13, "Accounting for Leases", to require a lessor in a leveraged-lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The FSP is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this FSP will be recorded as an adjustment to the balance of retained earnings as of the beginning of January 1, 2007. We are in the process of determining the impact at this time.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable pursuant to General Instruction H of the Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer ("CEO") and chief financial officer ("CFO"), of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of June 30, 2006. IPL's management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Due to the material weakness described below, our CEO and CFO concluded that our disclosure controls and procedures as of June 30, 2006 were not effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. To address this material weakness, we performed additional analysis and other procedures to prepare our consolidated financial statements in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this quarterly report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As reported in Item 9A of our 2005 Form 10-K, the Company determined that a material weakness in internal control over financial reporting existed as of December 31, 2005. This material weakness also existed as of June 30, 2006. Specifically, the Company lacked effective controls to monitor and assess individual components of the deferred income tax and the related regulatory asset balances. These control deficiencies could result in a future misstatement of certain account balances that could result in a material misstatement to the annual or interim financial statements.

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

Changes in Internal Controls. Please see above for a discussion of control enhancements implemented relating to deferred income taxes and the related regulatory asset balances. In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

   Vice President and Chief Financial Officer

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please refer to our Form 10-Q for the period ended March 31, 2006 for information related to a legal proceeding that was settled during the period covered by that report.

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

31.1  Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2  Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

  32  Certification required by Rule 13a-14(b) or 15d-14(b).

99.1  Fourth Amendment dated as of May 30, 2006 to Amended and Restated
      Receivables Sale Agreement Dated as of July 20, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

(Registrant)

Date: August 4, 2006

By:	/s/ Frank P. Marino

Frank P. Marino
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)