Form 10-Q
period 2006-09-30
IPALCO ENTERPRISES, INC.
filed 2006-11-07
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

At November 3, 2006, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

                                                        Three Months Ended    Nine Months Ended
                                                         September 30,           September 30,
                                                       --------------------- -----------------------
                                                          2006       2005        2006        2005
                                                       ---------- ---------- ------------ ----------
UTILITY OPERATING REVENUES                             $ 273,058  $ 254,207  $   779,581  $ 709,895

UTILITY OPERATING EXPENSES:
 Operation:
   Fuel                                                   69,153     42,874      209,525    135,407
   Other operating expenses                               43,370     42,274      123,857    111,711
 Power purchased                                          13,429     23,213       33,052     33,866
 Maintenance                                              15,678     15,541       71,800     54,801
 Depreciation and amortization                            34,361     33,929      101,755    101,374
 Taxes other than income taxes                             9,242      8,847       29,024     27,061
 Income taxes-net                                         33,565     30,505       74,928     83,294
                                                       ---------- ---------- ------------ ----------
  Total utility operating expenses                       218,798    197,183      643,941    547,514
                                                       ---------- ---------- ------------ ----------
UTILITY OPERATING INCOME                                  54,260     57,024      135,640    162,381
                                                       ---------- ---------- ------------ ----------
OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used during construction         460        504        2,281      1,825
 Other - net                                                (532)      (780)      (1,788)      (379)
 Income tax benefit - net                                  6,109      6,894       25,116     19,747
                                                       ---------- ---------- ------------ ----------
  Total other income and (deductions)- net                 6,037      6,618       25,609     21,193
                                                       ---------- ---------- ------------ ----------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt                               27,861     27,763       83,388     83,941
 Other interest                                              953        166        2,528        474
 Allowance for borrowed funds used during construction      (642)      (373)      (1,951)    (1,070)
 Amortization of redemption premiums and expense
   on debt - net                                             778        724        2,359      2,088
 Preferred dividends of subsidiary                           803        803        2,410      2,410
                                                       ---------- ---------- ------------ ----------
  Total interest and other charges - net                  29,753     29,083       88,734     87,843
                                                       ---------- ---------- ------------ ----------
NET INCOME                                             $  30,544  $  34,559  $    72,515  $  95,731
                                                       ---------- ---------- ------------ ----------
  Other comprehensive income (loss)                       (1,075)       849          381          7
                                                       ---------- ---------- ------------ ----------
TOTAL COMPREHENSIVE INCOME                             $  29,469  $  35,408  $    72,896  $  95,738
                                                       ========== ========== ============ ==========

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In Thousands)

                                                                September 30, December 31,
                                                                    2006          2005
                                                               -------------  ------------
                            ASSETS
UTILITY PLANT:
 Utility plant in service                                      $  3,578,974   $ 3,496,202
 Less accumulated depreciation                                    1,480,730     1,425,489
                                                               -------------  ------------
     Utility plant in service - net                               2,098,244     2,070,713
 Construction work in progress                                      133,876        94,087
 Property held for future use                                           591           591
                                                               -------------  ------------
     Utility plant - net                                          2,232,711     2,165,391
                                                               -------------  ------------
OTHER ASSETS:
 Nonutility property - at cost, less
  accumulated depreciation                                              711           714
 Other investments                                                   10,096         9,460
                                                               -------------  ------------
     Other assets - net                                              10,807        10,174
                                                               -------------  ------------
CURRENT ASSETS:
 Cash and cash equivalents                                            4,974         6,008
 Restricted cash                                                     83,737             -
 Short-term investments                                               1,935         1,581
 Accounts receivable and unbilled revenue (less allowance
  for doubtful accounts of $1,740 and $2,076, respectively)          63,985        64,025
 Fuel - at average cost                                              31,291        25,145
 Materials and supplies - at average cost                            53,417        52,331
 Net income tax refunds receivable                                        -         6,309
 Regulatory assets                                                    2,196        41,424
 Prepayments and other current assets                                13,567         8,131
                                                               -------------  ------------
     Total current assets                                           255,102       204,954
                                                               -------------  ------------
DEFERRED DEBITS:
 Regulatory assets                                                  160,013       156,952
 Miscellaneous                                                       59,725        35,685
                                                               -------------  ------------
     Total deferred debits                                          219,738       192,637
                                                               -------------  ------------
             TOTAL                                             $  2,718,358   $ 2,573,156
                                                               =============  ============
                CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common shareholder's deficit:
   Premium on 4% cumulative preferred stock                    $        649   $       649
   Paid in capital                                                    3,075         2,063
   Accumulated deficit                                              (57,487)      (54,752)
   Accumulated other comprehensive loss                             (73,980)      (74,361)
                                                               -------------  ------------
     Total common shareholder's deficit                            (127,743)     (126,401)
 Cumulative preferred stock of subsidiary                            59,135        59,135
 Long-term debt                                                   1,482,180     1,443,316
                                                               -------------  ------------
     Total capitalization                                         1,413,572     1,376,050
                                                               -------------   -----------
CURRENT LIABILITIES:
  Notes payable and current portion of long-term debt               186,800       111,100
  Accounts payable and accrued expenses                              70,862        82,267
  Accrued real estate and personal property taxes                    12,167        15,843
  Accrued income taxes                                               16,041             -
  Accrued interest                                                   38,282        26,531
  Customer deposits                                                  14,023        12,875
  Other current liabilities                                          11,009        13,052
                                                               -------------  ------------
     Total current liabilities                                      349,184       261,668
                                                               -------------  ------------
 DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
 Accumulated deferred income taxes - net                            366,578       339,041
 Asset retirement obligations                                       430,044       412,597
 Unamortized investment tax credit                                   20,869        22,827
 Accrued pension and other postretirement benefits                  128,918       149,103
 Miscellaneous                                                        9,193        11,870
                                                               -------------  ------------
     Total deferred credits and other long-term liabilities         955,602       935,438
                                                               -------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 11)

             TOTAL                                             $  2,718,358   $ 2,573,156
                                                               =============  ============

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

                                                            Nine Months Ended
                                                             September 30,
                                                          ---------- ---------
                                                            2006       2005
                                                          ---------  ---------
Cash Flows from Operations:
 Net income                                              $  72,515  $  95,731
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          100,986     99,862
    Amortization of regulatory assets                        3,150      3,644
    Deferred income taxes and investment tax credit
      adjustments - net                                     34,089     (7,113)
    Gains on sales of environmental allowances              (4,690)    (1,028)
    (Gain) loss on investments                                 138       (417)
    Noncash dividend income                                   (410)      -
    Preferred dividends of subsidiary                        2,410      2,410
    Allowance for equity funds used during construction     (2,281)    (1,825)
  Change in certain assets and liabilities:
    Accounts receivable                                         40        823
    Fuel, materials and supplies                            (8,410)     1,713
    Income taxes receivable or payable                      22,350      2,273
    Accounts payable and accrued expenses                   (3,274)      (208)
    Accrued real estate and personal property taxes         (3,676)    (3,485)
    Accrued interest                                        11,751      9,524
    Pension and other postretirement benefit expenses      (20,185)   (11,841)
    Short-term and long-term regulatory assets
       and liabilities                                      24,195    (37,363)
    Other - net                                             (9,772)     4,516
                                                          ---------  ---------
Net cash provided by operating activities                  218,926    157,216
                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - utility                          (148,642)   (77,692)
  Increase in restricted cash                              (83,737)      -
  Purchase of environmental emissions allowances           (16,275)      -
  Purchase of short-term investments                       (25,550)  (749,112)
  Proceeds from sales and maturities of
    short-term investments                                  25,475    758,062
  Proceeds from sales of environmental allowances            1,190      1,028
  Other                                                     (6,285)    (2,714)
                                                          ---------  ---------
Net cash used in investing activities                     (253,824)   (70,428)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings-net                                 14,500       -
  Long-term borrowings                                     100,000     71,850
  Retirement of long-term debt                                -       (71,850)
  Dividends on common stock                                (75,250)   (83,922)
  Preferred dividends of subsidiary                         (2,410)    (1,608)
  Other                                                     (2,976)      (988)
                                                          ---------  ---------
Net cash used in financing activities                       33,864    (86,518)
                                                          ---------  ---------
Net change in cash and cash equivalents                     (1,034)       270
Cash and cash equivalents at beginning of period             6,008      3,779
                                                          ---------  ---------
Cash and cash equivalents at end of period               $   4,974  $   4,049
                                                          =========  =========
Supplemental disclosures of cash flow information:
  Cash paid (received) during the period for:
    Interest (net of amount capitalized)                 $  74,165  $  74,232
                                                          =========  =========
    Income taxes                                         $  (5,970) $  68,393
                                                          =========  =========

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION

IPALCO Enterprises, Inc. ("IPALCO") is a wholly-owned subsidiary of The AES Corporation ("AES"). IPALCO owns all of the outstanding common stock of its subsidiaries. These include its regulated electric utility subsidiary, Indianapolis Power & Light Company ("IPL"), and its unregulated subsidiary, Mid-America Capital Resources, Inc. ("Mid- America"). Substantially all of IPALCO's business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. IPL has more than 465,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited combustion turbine that are all used for generating electricity. IPL's net electric generation capability for winter is 3,400 megawatts and net summer capability is 3,282 megawatts. Mid-America conducts IPALCO's unregulated activities.

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

3. SIGNIFICANT ACCOUNTING POLICIES

Emissions Allowances. IPL uses environmental air emissions allowances to meet standards set forth by the Environmental Protection Agency related to emission of sulfur dioxide ("SO2") and nitrogen oxides ("NOx") gasses. IPL accounts for environmental air emissions allowances as intangible assets, included in MISCELLANEOUS DEFERRED DEBITS on the accompanying balance sheets, and records expenses for allowances using a first in first out ("FIFO") method. The total book value of SO2 and NOx emissions allowances as of September 30, 2006 and December 31, 2005 was $16.4 million and $1.2 million, respectively. The increase in book value is primarily due to the purchase of $16.3 million of SO2 allowances during the first nine months of 2006.

Income taxes. IPALCO includes any applicable interest and penalties related to income tax deficiencies or overpayments in Income tax benefit - net under OTHER INCOME AND (DEDUCTIONS) in its consolidated statements of income. The income tax provision for the three month and nine month periods ended September 30, 2006 includes interest expense of $0.9 million and interest income of $4.5 million, respectively, related to income tax refunds and/or liabilities. The income tax provision for the three month and nine month periods ended September 30, 2005 includes no interest expense and interest expense of $0.2 million, respectively.

Financial Transmission Rights. Midwest Independent Transmission System Operators, Inc. ("Midwest ISO") market participants are able to hedge their exposure to congestion charges, which result from constraints on the transmission system, with certain Financial Transmission Rights ("FTRs"). Participants are allocated FTRs each year and are permitted to purchase additional FTRs. Both the congestion and FTR amounts are generally recoverable through the fuel adjustment charge proceeding ("FAC"). In accordance with SFAS No. 71, IPALCO recognizes a regulatory liability for the value of the FTR derivative, which is adjusted as the value of the FTRs changes. All methods of assessing fair value result in a general approximation of value and such value may never be realized. IPL's FTRs are included in PREPAYMENTS AND OTHER CURRENT ASSETS on the accompanying balance sheets at their estimated fair market value, which was $4.0 million and $2.6 million as of September 30, 2006 and December 31, 2005, respectively. The associated regulatory liability is included in OTHER CURRENT LIABILITIES. The net of expenses related to congestion charges and/or FTRs have not been material to our financial statements.

4. NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 156, "Accounting for Servicing of Financial Assets," to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. IPALCO does not believe SFAS No. 156 will have a material impact on our results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN No. 48") which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. IPALCO will adopt FIN No. 48 on January 1, 2007 and will record the cumulative effect of applying the provisions of this Interpretation as an adjustment to beginning retained earnings. FIN No. 48 applies to all tax positions accounted for in accordance with SFAS No. 109. IPALCO is assessing the impact the adoption of FIN 48 will have on our results of operations or financial position.

In July 2006, the FASB also issued FASB Statement of Position FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction." This FASB staff position ("FSP") amends FASB Statement No. 13, "Accounting for Leases," to require a lessor in a leveraged-lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The FSP is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this FSP will be recorded as an adjustment to the balance of retained earnings as of the beginning of January 1, 2007. IPALCO is assessing the impact the adoption of FAS 13-2 will have on our results of operations or financial position.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108").  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures.  This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the rollover methods.  IPALCO will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006.  When we initially apply the provisions of SAB 108, we do not expect the impact to be material to our financial statements.  The accompanying financial statements do not reflect these adjustments.

In September 2006, the FASB released SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. IPALCO is assessing the impact the adoption of SFAS No. 157 will have on our results of operations or financial position.

In September 2006, the FASB released FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement will require IPALCO to fully recognize, as a liability, the underfunded status of its benefit plans in its 2006 year-end balance sheet. IPALCO's consolidated unfunded benefit obligation is already recognized in the accompanying financial statements. However, IPALCO will be required to present its unrecognized prior service cost from previous pension plan amendments and the associated deferred income tax liabilities as part of Other comprehensive income (loss) in its consolidated balance sheets beginning on December 31, 2006. IPALCO's intangible pension asset from previous pension plan amendments is currently included in MISCELLANEOUS DEFERRED DEBITS and totaled $27.3 million and $21.9 million as of September 30, 2006 and December 31, 2005, respectively. The new standard will also require IPALCO to measure its plan assets and benefit obligations as of its year-end balance sheet date, beginning in 2008. Statement 158 does not address the measurement and recognition issues related to the changes in the fair value of plan assets and benefit obligations. Those, as well as other issues, will be the primary focus of a multi-year Phase II project. Accordingly, Statement 158 does not have any impact on IPALCO's computation of its benefit expense recognized in the income statement.

5. NONCASH TRANSACTIONS

During the first quarter of 2006, IPL exchanged 2,510 SO2 environmental emission allowances with a 2007 vintage year for 2,500 SO2 environmental emission allowances with a 2005 vintage year. IPL recorded a gain on the transaction of $3.5 million.

6. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. IPALCO's reportable business segments are electric and "all other." The "all other" category primarily includes the IPALCO $750 million Senior Secured Notes as of September 30, 2006 and December 31, 2005; approximately $0.4 million and $0.6 million of nonutility cash and cash equivalents, as of September 30, 2006 and December 31, 2005, respectively; short-term and long-term nonutility investments, collectively, of $10.9 million and $9.9 million at September 30, 2006 and December 31, 2005, respectively; and income taxes and interest related to those items. There was no utility operating income other than the activities of IPL during the periods covered by this report. Nonutility assets represented less than 1% of IPALCO's total assets as of September 30, 2006 and December 31, 2005 and there were no nonutility capital expenditures during the nine month periods ended September 30, 2006 and September 30, 2005.

7. INCOME TAXES

IPALCO's effective combined state and federal income tax rates for the nine month periods ended September 30, 2006 and 2005 were 40.7% and 39.9%, respectively. The rate increase was primarily the result of an increase in income taxes due to depreciation flow through and amortization of $4.8 million. This increase was offset by $4.9 million of interest income related to income taxes recorded as a result of the completion of an IRS examination of our filings for the period 1996 through March of 2001 during the first quarter of 2006. The examination resulted in a refund due to IPALCO of $25.0 million, which was received in the second quarter of 2006.

8. REGULATORY ASSETS

Deferred Fuel and RSG amounts. Deferred fuel costs are a component of current regulatory assets and are expected to be recovered through future fuel adjustment charge proceedings. IPL records deferred fuel in accordance with standards prescribed by the Federal Energy Regulatory Commission ("FERC"). The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL's fuel adjustment charge and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the fuel adjustment charge proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL's rates are adjusted. The deferred fuel asset decreased $39.2 million during the nine months ended September 30, 2006 primarily because the amount of fuel charged to customers increased to recover underbilled fuel costs from prior periods and because in 2006 we reduced our deferred fuel by $5.8 million for Day Ahead Revenue Sufficiency Guarantee Distribution Amounts and Real-Time Revenue Sufficiency Guarantee First Pass Distribution Amounts ("RSG amounts") (see below) for which we had previously sought recovery through the FAC.

During the second quarter of 2006, we received an Order from the Indiana Utility Regulatory Commission ("IURC") requiring us to return all RSG amounts assessed by the Midwest ISO prior to December 9, 2005 charged to customers, or scheduled to be charged to customers, through the FAC. According to the Order, RSG amounts beginning December 9, 2005, may be recovered in IPL's FACs, subject to a benchmark. Based on established regulatory practices and Orders received by the IURC allowing deferral, we believe it is probable that all RSG amounts charged to us prior to December 9, 2005, will be recovered. Accordingly, we have deferred such costs as a regulatory asset. The recovery period for these costs is not yet determined.

Additionally, in IPL's March 2006 FAC, a consumer advocacy group representing some of IPL's industrial customers requested that a sub-docket be established to review IPL's fuel costs. The hearing on this FAC was held on May 3, 2006 and IPL received an Order on May 24, 2006 approving the establishment of a sub-docket to review its fuel costs. IPL's last two FAC Orders approved FAC factors on an interim basis, subject to refund, due to the establishment of the sub-docket. To date, no procedural schedule for this proceeding has been established.

9. INDEBTEDNESS AND RESTRICTED CASH

In May 2006, IPL entered into a new credit agreement in the aggregate principal amount of $120.6 million which includes an $80 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly). The committed line of credit also provides a sub limit for the issuance of letters of credit. In addition, the credit agreement allows the committed line of credit to be increased to $109.4 million upon IPL's request and subject to certain other conditions. Such increase was affected in August 2006. The maturity date for the new agreement is May 16, 2011. This agreement replaced two existing 364-day agreements with an aggregate borrowing capacity of $115.6 million which included a $75 million committed line of credit and a $40.6 million liquidity facility.

On September 27, 2006, the Indiana Finance Authority ("IFA") issued on behalf of IPL $40 million principal amount of 4.55% insured first mortgage bonds due 2024, the proceeds of which were loaned to IPL and are being held in escrow by the trustee to be used on December 1, 2006 to call at par $40 million principal amount of 6 5/8% first mortgage bonds due 2024. These proceeds are reflected on the accompanying balance sheet as restricted cash at September 30, 2006. The direction to call the outstanding bonds was delivered to the trustee on September 28, 2006. This financing activity will result in annual interest savings to IPL of approximately $830,000.

On September 27, 2006, the IFA also issued On behalf of IPL $60 million principal amount of insured first mortgage auction rate bonds due 2041, the proceeds of which were placed with the trustee to be made available to IPL as funds are invested on certain qualifying environmental facilities. Through September 30, 2006, IPL has drawn down $17.6 million of such proceeds. The remaining proceeds are reflected on the accompanying balance sheet as restricted cash at September 30, 2006. The initial rate was set at 3.45%, and will be adjusted based upon a 7-day auction period beginning October 6, 2006 and every Monday thereafter (commencing October 16, 2006).

On October 6, 2006, IPL issued $158.8 million of first mortgage bonds, 6.05% Series, due 2036. The net proceeds from this offering, together with other available cash, were used to effect the repayment upon maturity of IPL's 8% Series first mortgage bonds, due October 2006 in the principal amount of $58.8 million and will be used to effect the redemption of IPL's 7.05% Series first mortgage bonds, due 2024 in the principal amount of $100 million in November 2006, as well as $2.6 million of redemption premiums associated with the 7.05% Series redemption. .

10. PENSION AND OTHER POSTRETIREMENT BENEFITS (See also Note 4 for new accounting guidance related to pension and other postretirement benefits)

Employees' Retirement Plan: Approximately 91% of IPL's active employees are covered by the Employees' Retirement Plan of Indianapolis Power & Light Company ("Retirement Plan"); as well as, the Employees' Thrift Plan of Indianapolis Power & Light Company ("Thrift Plan"). The Retirement Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 9% of active employees are covered by the AES Retirement Savings Plan ("RSP Plan"). The RSP Plan is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP Plan, while union new hires are covered under the Retirement and Thrift plans. The Retirement Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Supplemental Retirement Plan: Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified supplemental pension plan. The total number of participants in the plan is less than 35 and the plan is closed to new participants.

Pension Funding: The Pension Protection Act of 2006 ("Act"), which contains comprehensive pension funding reform legislation, was enacted into law during the third quarter of 2006. The pension funding provisions are effective January 1, 2008. The Act requires plans that are less than 100% funded to fully fund any funding shortfall in amortized level installments over seven years, beginning in the year of the shortfall. Then, each year thereafter, if the plan's underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. The Act provides transition relief for years 2008, 2009, and 2010. Rather than requiring 100% funding immediately, the Act requires a funded ratio of 92% for 2008, 94% for 2009, 96% for 2010, and 100% for years 2011 and beyond. IPL's total underfunded pension liability was approximately $119.5 million as of September 30, 2006. The Act contains special accelerated provisions for plans that are determined to be "at risk". IPL plans to fund to levels to avoid the "at risk" status. IPL is in process of determining the impact on pension funding when the Act becomes effective in 2008.

IPL's funding policy for the Defined Benefit Pension Plan and the Supplemental Retirement Plan ("the Pension Plans") is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes. In September, 2006, IPL made a $37 million cash contribution to the Defined Benefit Pension Plan. In addition, IPL funded $0.2 million into the Supplemental Retirement Plan earlier this year to satisfy a participant lump sum election.

The following table presents information relating to the Pension Plans combined:

                                           For the Three Months           For the Nine Months
                                            Ended September 30,            Ended September 30,
                                         -------------------------      ------------------------
                                             2006         2005              2006        2005
                                         -------------------------      ------------------------
Pension Benefits                                                  (IN THOUSANDS)

Components of net periodic benefit cost
Service cost                                   $1,404      $1,033            $4,141      $3,100
Interest cost                                   7,033       6,473            20,969      19,419
Expected return on plan assets                 (6,866)     (6,547)          (20,420)    (19,526)
Amortization of transition assets                   -        (318)                -        (954)
Amortization of prior service costs               668         434             1,798       1,303
Amortization of actuarial loss                  1,300         781             3,899       2,342
                                         -------------------------      ------------------------
Net periodic benefit cost                      $3,539      $1,856           $10,387      $5,684
                                         =========================      ========================

Other Postretirement Benefits: IPL is providing, and has agreed to provide, postretirement health care benefits to certain retired or active employees and the spouses of certain retired or active employees. Approximately 500 people were receiving such benefits or entitled to future benefits. Other postretirement benefit costs for the nine month periods ended September 30, 2006 and 2005,, were $2.1 million and $2.4 million, respectively. As of September 30, 2006 and December 31, 2005 IPL had net benefit obligations recognized as part of accrued pension and other postretirement benefits of $9.5 million and $8.3 million, respectively.

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

As of September 30, 2006 and December 31, 2005, IPL was a defendant in approximately 115 and 109 pending lawsuits, respectively, alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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

  RELATED PARTY TRANSACTIONS

In the third quarter, IPL purchased, in arm's length transactions, 3,200 SO2 vintage 2006 air emissions allowances at the then current market price, for a total of $2.0 million from a wholly-owned subsidiary of AES.

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
  federal and state legislation
  changes in financial or regulatory accounting policies
  environmental matters, including costs of compliance with current and future environmental requirements interest rates and other costs of capital
  the availability of capital
  labor strikes or other workforce factors
  unanticipated generation outages, facility or equipment maintenance, repairs and capital expenditures local economic conditions
  acts of terrorism, natural disasters or other catastrophic events costs and effects of legal and administrative proceedings, settlements, investigations and claims and the ultimate disposition of litigation issues related to our participation in the Midwest ISO, including recovery of costs incurred product development and technology changes

Most of these factors affect us through our consolidated subsidiary IPL. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. We undertake no obligation to publicly update or review any forward-looking information, future events or otherwise.

Overview

IPALCO is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is IPL, a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America, is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund valued at $6.4 million, as of September 30, 2006. Our business segments are electric and "all other."

IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 465,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. Historically, approximately 99% of the total electricity produced by IPL was generated from coal. Natural gas and fuel oil combined to provide the remaining kWh generation (primarily for peaking capacity). IPL's net electric generation capability for winter and summer is 3,400 and 3,282 megawatts, respectively. Our corporate mission is to serve our customer's needs for electric power in ways that provide exceptional value to our customers, shareholders, people and communities.

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

Comparison of Quarters Ended September 30, 2006 and September 30, 2005

Our third quarter 2006 net income of $30.5 million decreased $4.1 million from net income of $34.6 million in the third quarter of 2005. The following discussion highlights the significant factors contributing to this change.

Utility Operating Revenues

Utility operating revenues increased by $18.9 million during the three months ended September 30, 2006 compared to the same period in 2005 as a result of the following (dollars in thousands):

                            September 30,  September 30,   Increase   Percentage
                                2006           2005       (Decrease)    Change
                           ------------------------------------------------------
Retail Revenues                  $253,844       $237,106     $16,738         7.1%
Wholesale Revenues                 14,673         13,142       1,531        11.6%
Miscellaneous Revenues              4,541          3,959         582        14.7%
                           ------------------------------------------

Total Utility Operating
  Revenues                       $273,058       $254,207     $18,851         7.4%
                           ==========================================

Heating Degree Days                    84             18          66       366.7%
Cooling Degree Days                   751            917        (166)      -18.1%

The 7.1% increase in retail revenues was primarily due to a 10.1% increase in the weighted average price of kWhs sold ($24.0 million) offset by a 2.8% decrease in the quantity of kWhs sold ($7.2 million). The $24.0 million increase in the weighted average price of retail kWhs sold was primarily due to an $18.5 million increase in fuel charges and a $5.3 million increase due to an increase in the weighted average per kWh rate, excluding fuel recovery, charged to our residential customers. Our declining block rate structure generally provides for residential customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes decline, the weighted average price per kWh increases. The amount of fuel charged to customers has increased primarily to recover underbilled fuel and/or purchased power costs from prior periods (see discussion of operating expenses). The decrease in the quantity of retail kWhs sold is primarily due to an 18.1% decrease in cooling degree days during the comparative periods. Changes in the FAC fuel charge revenues are generally offset by fuel and purchased power expenses and generally do not have an affect on net income. Excluding the increase in the fuel charges, retail revenues were down $1.8 million over the comparable period.

The 11.6% increase in wholesale revenues is primarily due to a 64.5% increase in the quantity of kWhs sold ($5.8 million) partially offset by a 32.1% decrease in the weighted average price of retail kWhs sold. The increase in the quantity of kWhs sold in the wholesale market in the third quarter of 2006 over the third quarter of 2005 was primarily due to a decrease in the quantity of kWhs sold for retail and a reduction in unit outages, which allowed for more kWhs to be sold on the wholesale market.

Utility Operating Expenses

The following table illustrates the primary operating expense changes from September 30, 2005 to September 30, 2006 for IPL (dollars in millions).

Operating Expenses for the Quarter Ended September 30, 2005            $197.2
Increase in fuel                                                         26.3
Decrease in income taxes - net                                            3.1
Increase in other operating expenses                                      1.1
Decrease in purchased power expense                                      (9.8)
Other miscellaneous variances                                             0.9
                                                                     ---------
Operating Expenses for the Quarter Ended September 30, 2006            $218.8
                                                                     =========

The $26.3 million increase in fuel is the result of a $21.5 million increase in the deferred fuel adjustment and a $5.0 million increase in current fuel costs. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in our fuel adjustment charge and actual fuel and purchased power costs. We are permitted to recover underestimated fuel and purchased power costs in future rates through the fuel adjustment charge proceedings and therefore the costs are deferred and amortized into expense in the same period that our rates are adjusted. The increase in deferred fuel costs is primarily because the amount of fuel charged to customers has increased to allow us to recover underestimated fuel costs from prior periods. Current fuel costs increased primarily due to a $6.3 million increase in the average price of coal consumed.

The $3.1 million increase in income tax expense was primarily due to an increase of $2.4 million in operating income tax contingencies and an increase in income taxes due to depreciation flow through and amortization of $0.7 million.

The increase in other operating expenses is primarily due to a $1.5 million increase in pension and other postretirement benefits and a $0.8 million increase in Midwest ISO transmission expenses, partially offset by a $1.6 million decrease in environmental air emission allowances expense. The increase in pension and other postretirement benefits is primarily due to increased interest and service costs ($0.9 million) and increased net loss amortization ($0.5 million).

We are allocated NOx and SO2 environmental air emission allowances each year by the Environmental Protection Agency ("EPA") at no cost. Additionally, during 2006, we purchased 20,100 SO2 allowances at a total cost of $16.3 million. We account for emission allowances as intangible assets and record expenses for allowances using a FIFO method. Therefore, we do not recognize emission allowance expense until we use up all of the allowances allocated to us from the EPA. We project our total expense in 2006 to be significantly higher than in 2005, because we purchased a greater portion of our projected allowance needs in the market. On June 24, 2006, we enhanced existing clean coal technology, which is helping to reduce our SO2 emissions and therefore help to reduce future emissions costs. In addition, we expect to place another clean coal technology project in service in late 2007 to further reduce emissions.

Purchased power expense decreased due to a decrease in the market price of purchased power ($8.3 million) and a decrease in the volume of power purchased during the period ($1.5 million). The decreased price of purchased power is influenced by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emission allowances, the supply of and demand for electricity, and the time of day in which power is purchased.

Other Income and Deductions

Other income and deductions decreased from income of $6.6 million in the third quarter of 2005 to income of $6.0 million in the third quarter of 2006. Included in this decrease is a $0.8 million decrease in the income tax benefit, primarily due to the changes in previously recorded tax contingencies including related interest.

Interest and Other Charges

While interest and other charges increased only slightly for the quarter ended September 30, 2006 as compared to 2005, it includes an increase of $0.8 million of interest expense on line of credit borrowings primarily used to fund construction activities. This increase was partially offset by a $0.3 million increase in the allowance for borrowed funds used during construction also due to increased capital expenditures related to the multi-pollutant plan. See Liquidity and Capital Resources for recent financing activity.

Comparison of Nine Month Periods Ended September 30, 2006 and September 30, 2005

Net income during the nine month period ended September 30, 2006 of $72.5 million decreased $23.2 million from net income of $95.7 million in the same period in 2005. The following discussion highlights the significant factors contributing to this change.

Utility Operating Revenues

Utility operating revenues increased by $69.7 million during the nine months ended September 30, 2006 compared to the same period in 2005 as a result of the following (dollars in thousands):

                            September 30,  September 30,   Increase   Percentage
                                2006           2005       (Decrease)    Change
                           ------------------------------------------------------
Retail Revenues                  $724,589       $656,866     $67,723        10.3%
Wholesale Revenues                 36,578         40,386      (3,808)       -9.4%
Miscellaneous Revenues             18,414         12,643       5,771        45.6%
                           ------------------------------------------
Total Utility Operating
   Revenues                      $779,581       $709,895     $69,686         9.8%
                           ==========================================

Heating Degree Days                 2,929          3,181        (252)       -7.9%
Cooling Degree Days                 1,027          1,270        (243)      -19.1%

The 10.3% increase in retail revenues is primarily due to a 13.3% increase in the weighted average price of kWhs sold ($87.5 million) offset by a 2.7% decrease in the quantity of kWhs sold ($19.8 million). The $87.5 million increase in the weighted average price of retail kWhs sold was primarily due to a $75.6 million increase in fuel charges and an $8.2 million increase due to an increase in the weighted average per kWh rate, excluding fuel and NOx recovery, charged to our residential customers in accordance with our declining block rate structure described above. There was also a $3.6 million increase in costs IPL recovered from its retail customers associated with its NOx compliance construction program. The amount of fuel charged to customers has increased primarily to recover underbilled fuel and/or purchased power costs from prior periods. The decrease in the quantity of retail kWhs sold is primarily due to a 19.1% decrease in cooling degree days and a 7.9% decrease in heating degree days during the comparative periods. Changes in the FAC fuel charge revenues are generally offset by fuel and purchased power expenses and generally do not have an affect on net income. Excluding the increase in the fuel charges, retail revenues were down $7.9 million over the comparable period.

The decrease in wholesale revenues was primarily due to a 12.2% decrease in the weighted average price of wholesale kWhs sold ($4.9 million) partially offset by a 3.2% increase in the quantity of wholesale kWhs sold ($1.1 million). The increase in the quantity of kWhs sold in the wholesale market in the nine months ending 2006 over the same period in 2005 was primarily due to a decrease in the quantity of kWhs sold for retail, which allowed for more kWhs to be sold on the wholesale market.

The $5.8 million increase in miscellaneous revenues is primarily due to a $3.7 million gain from exchanging 2,510 vintage 2007 SO2 air emission allowances for 2,500 vintage 2005 SO2 air emission allowances during the first quarter of 2006 and a $1.6 million increase in Midwest ISO transmission revenues, which is offset by an increase in Midwest ISO transmission expense as described below. The gain results from exchanging allowances that were granted to us by the EPA at no charge and recorded at cost, which is zero, for allowances that are recorded at fair market value, partially offset by a decrease in available generating capacity as a result of the timing of outages.

Utility Operating Expenses

The following table illustrates the primary operating expense changes from September 30, 2005 to September 30, 2006 for IPL (dollars in millions).

Operating Expenses for the Nine Months Ended September 30, 2005        $547.5
Increase in fuel                                                         74.1
Increase in maintenance expenses                                         17.0
Increase in other operating expenses                                     12.1
Decrease in income taxes - net                                           (8.4)
Decrease in purchased power expense                                      (0.8)
Other miscellaneous variances                                             2.4
                                                                     ---------
Operating Expenses for the Nine Months Ended September 30, 2006        $643.9
                                                                     =========

The increase in fuel is the result of a $59.1 million increase in the deferred fuel adjustment and a $15.1 million increase in current fuel costs. The increase in deferred fuel costs is primarily because the amount of fuel charged to customers has increased to allow us to recover underestimated fuel costs in prior periods. Current fuel costs increased primarily due to a $21.4 million increase in the average price of coal consumed, partially offset by a $4.7 million decrease in the volume of coal consumed.

The increase in maintenance expenses is primarily due to a scheduled outage on one of our large base load coal fired units that coincided with a project to enhance environmental emission technology to significantly reduce emissions as part of IPL's multi-pollutant plan.

The increase in other operating expenses is primarily due to increases in wages and employee benefits ($6.4 million), consulting fees and other contract labor ($1.8 million), Midwest ISO transmission expenses ($2.7 million) and various other items, partially offset by a $2.1 million decrease in environmental air emissions allowance expense. The increase in wages and employee benefits includes a $4.4 million increase in pension and other postretirement benefits and a $2.4 million increase in payroll costs. The increase in pension and other postretirement benefits is primarily due to increased interest and service costs ($2.6 million) and increased net loss amortization ($1.6 million). The increase in payroll costs reflects annual wage increases and additional employees. The increase in consulting fees and other contract labor consists primarily of increased legal costs to defend outstanding litigation and consulting fees related to remediation efforts with respect to deferred income taxes and the related regulatory asset balances (see Item 4 Controls and Procedures.)

The $8.4 million decrease in income tax expense was primarily the result of a $35.1 million decrease in pre-tax net operating income, which contributed $14.2 million to the decrease. This decrease was partially offset by a $4.8 million increase in income taxes due to depreciation flow through and amortization. The $5.2 million recorded for depreciation flow through in the first three quarters of 2006 is based on the estimated annual amount for 2006 of $6.9 million.

While purchased power expense decreased only 2.4%, it was the result of a 17% decrease in the market price of purchased power offset by an 18% increase in the volume of power purchased during the period. The decreased price of purchased power ($6.9 million) is influenced by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. The increase in the volume of power purchased ($6.1 million) is primarily due to a scheduled outage on one of our large base load coal fired units to enhance environmental emission technology that will significantly reduce emissions as part of IPL's multi-pollutant plan.

Other Income and Deductions

Other income and deductions increased from income of $21.2 million in the nine month period ended September 30, 2005 to income of $25.6 million in the nine month period ended September 30, 2006. Included in this increase is a $5.4 million increase in income tax benefit, primarily due to a change of $4.8 million in previously recorded tax contingencies including related interest. This increase was partially offset by a decrease in interest income from short-term investments ($0.7 million), primarily due to a decrease in the weighted average invested amounts.

Interest and Other Charges

While interest and other charges in total changed only slightly for the nine months ended September 30, 2006 as compared to 2005, it includes an increase of $2.1 million of interest expense on short-term debt related to increased line of credit borrowings, partially offset by a $0.6 million decrease in interest expense on long-term debt and a $0.9 million increase in allowance for borrowed funds used during construction. The decrease in interest on long-term debt is primarily due to less interest on $71.9 million of first mortgage bonds that were refinanced in April 2005 at a lower interest rate. The increase in allowance for borrowed funds used during construction is primarily related to increased capital expenditures in 2006 related to the multi-pollutant plan. In addition, as described below, we had $43 million of restricted cash to be made available to IPL as funds are invested on certain qualifying environmental facilities and $40 million of restricted cash to be used on December 1, 2006 to call at par $40 million principal amount of 6 5/8% first mortgage bonds due 2024. See Liquidity and Capital Resources for recent financing activity.

Liquidity and Capital Resources

As of September 30, 2006, IPALCO had cash and cash equivalents of $5.0 million and highly liquid short-term investments of $1.9 million. As of September 30, 2006, IPL also had available borrowing capacity of $41.8 million under its $109.4 million committed credit facility after outstanding borrowings of $66.8 million and existing letters of credit. All long-term borrowings by IPL must first be approved by the IURC and the aggregate amount of IPL's short-term indebtedness must be approved by FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2008. IPL and IPALCO also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under their existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations. We believe that existing restricted and unrestricted cash balances, short-term investments, cash generated from operating activities and borrowing capacity on IPL's committed credit facility will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing restricted and unrestricted cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on IPL's committed credit facility; and (iv) additional debt financing.

In March 2006, the IURC issued an order approving a financing petition filed by IPL in 2005. This order (including $30 million approved in a previous financing order) allowed IPL to issue $60 million first mortgage bonds on September 27, 2006 (see below) and to refinance certain other indebtedness. This financing authority expires on December 31, 2008.

In May 2006, IPL entered into a new credit agreement in the aggregate principal amount of $120.6 million which includes an $80 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly). The committed line of credit also provides a sub limit for the issuance of letters of credit. In addition, the credit agreement allows the committed line of credit to be increased to $109.4 million upon IPL's request and subject to certain other conditions. Such increase was affected in August 2006. The maturity date for the new agreement is May 16, 2011. This agreement replaced two existing 364-day agreements with an aggregate borrowing capacity of $115.6 million which included a $75 million committed line of credit and a $40.6 million liquidity facility.

On September 27, 2006, the IFA issued on behalf of IPL $40 million principal amount of 4.55% insured first mortgage bonds due 2024, the proceeds of which were loaned to IPL and are being held in escrow by the trustee to be used on December 1, 2006 to call at par $40 million principal amount of 6 5/8% first mortgage bonds due 2024. These proceeds are reflected on the accompanying balance sheet as restricted cash at September 30, 2006. The direction to call the outstanding bonds was delivered to the trustee on September 28, 2006. This financing activity will result in annual interest savings to IPL of approximately $830,000.

On September 27, 2006, the IFA also issued on behalf of IPL $60 million principal amount of insured first mortgage auction rate bonds due 2041, the proceeds of which were placed with the trustee to be made available to IPL as funds are invested on certain qualifying environmental facilities. Through September 30, 2006, IPL has drawn down $17.6 million of such proceeds. The remaining proceeds are reflected on the accompanying balance sheet as restricted cash at September 30, 2006. The initial rate was set at 3.45%, and will be adjusted based upon a 7-day auction period.

On October 6, 2006, IPL issued $158.8 million of first mortgage bonds, 6.05% Series, due 2036. The net proceeds from this offering, together with other available cash, were used to effect the repayment upon maturity of IPL's 8% Series first mortgage bonds, due October 2006 in the principal amount of $58.8 million and will be used to effect the redemption of IPL's 7.05% Series first mortgage bonds, due 2024 in the principal amount of $100 million in November 2006, as well as $2.7 million of redemption premiums associated with the 7.05% Series redemption.

In July 2006, Moody's Investors Service, Inc. upgraded the credit ratings of IPL as follows:

                                               New Rating      Previous Rating
                                              ------------     ----------------
IPL Issuer Rating/Corporate Credit
Rating/Long-Term Issuer Default Rating            Baa2               Baa3

IPL Senior Secured                                Baa1               Baa2

A security rating is not a recommendation to buy, sell or hold securities. The rating may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Capital Requirements. Our capital requirements are primarily related to IPL's construction expenditures needed to meet customers' needs for electricity and for environmental compliance. IPL's capital expenditures totaled $148.6 million during the nine months ended September 30, 2006. This represented an increase of $70.9 million from the comparable period in 2005, primarily related to increased expenditures on technology designed to reduce environmental emissions related to IPL's multi-pollutant plan. Construction expenditures during the first nine months of 2006 were financed with internally generated cash provided by operations, borrowings on our credit facilities, and $17.6 million in draws from the $60 million first mortgage bonds issued in September 2006. IPL's construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditure program for the three- year period 2006-2008 is currently estimated to cost approximately $522 million. It includes approximately $152 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $220 million for construction projects designed to reduce SO2 and mercury emissions; $104 million for power plant related projects; $40 million for investments associated with additional generation and $6 million for other miscellaneous equipment and furniture. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions are recoverable through jurisdictional retail rate revenue as part of IPL's multipollutant plan, subject to regulatory approval. Capital expenditures are financed with a combination of internally generated funds and short-term and long-term borrowings.

Pension Funding. The Pension Protection Act of 2006 ("Act"), which contains comprehensive pension funding reform legislation, was enacted into law during the third quarter of 2006. The pension funding provisions are effective January 1, 2008. The Act requires plans that are less than 100% funded to fully fund any funding shortfall in amortized level installments over seven years, beginning in the year of the shortfall. Then, each year thereafter, if the plan's underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. The Act provides transition relief for years 2008, 2009, and 2010. Rather than requiring 100% funding immediately, the Act requires a funded ratio of 92% for 2008, 94% for 2009, 96% for 2010, and 100% for years 2011 and beyond. IPL's total underfunded pension liability was approximately $119.5 million as of September 30, 2006. The Act contains special accelerated provisions for plans that are determined to be "at risk". IPL plans to fund to levels to avoid the "at risk" status. IPL is in process of determining the impact on pension funding when the Act becomes effective in 2008.

IPL's funding policy for the Defined Benefit Pension Plan and the supplemental retirement plan ("the Pension Plans") is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes. In September, 2006, IPL made a $37 million cash contribution to the Defined Benefit Pension Plan. In addition, IPL funded $0.2 million into the Supplemental Retirement Plan earlier this year to satisfy a participant lump sum election.

Dividends. All of our outstanding common stock is owned by AES. During the first nine months of 2006, we paid $75.3 million in dividends to AES. Other future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL's results of operations, cash flows, financial condition, capital requirements, financings, regulatory considerations, and such other factors as IPL's board of directors deems relevant.

Related Party Transactions. In the third quarter, IPL purchased, in arm's length transactions, 3,200 SO2 vintage 2006 air emissions allowances at the then current market price, for a total of $2.0 million from a wholly-owned subsidiary of AES.

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

During the second quarter of 2006, we received an Order from the IURC requiring us to return all RSG amounts assessed by the Midwest ISO prior to December 9, 2005 charged to customers, or scheduled to be charged to customers, through the FAC (approximately $5.8 million). According to the Order, RSG amounts beginning December 9, 2005, may be recovered in IPL's FACs, subject to a benchmark. Based on established regulatory practices and Orders received by the IURC allowing deferral, we believe it is probable that all RSG amounts charged to us prior to December 9, 2005, will be recovered. Accordingly, we have deferred such cost as a regulatory asset. The recovery period for these costs can not yet be determined.

Additionally, in IPL's March 2006 FAC proceeding, a consumer advocacy group representing some of IPL's industrial customers requested that a sub-docket be established to review IPL's fuel costs. The hearing on this FAC was held on May 3, 2006 and IPL received an Order on May 24, 2006 approving the establishment of a sub-docket to review its fuel costs. IPL's last two FAC Orders approved FAC factors on an interim basis, subject to refund, due to the establishment of the sub-docket. To date, no procedural schedule for this proceeding has been established.

Alternative Regulatory Plan. On August 23, 2006, we made a filing with the IURC in which we sought approval for a new alternative regulatory plan ("ARP") called Empower. Our Elect Plan, which was filed as an ARP and offered customer pricing and service options, expires on December 31, 2006. The three elements of Empower are: (1) renewable energy options, (2) energy efficiency options and (3) customer service and pricing options. The renewable energy options include a Green Power initiative, renewable energy education and a commitment to invest in a renewable energy project. Energy efficiency options are demand-side management options with a focus on energy efficiency. The customer pricing options provide a voluntary alternative to our regulated rates and services and include choices for a Sure Bill, Fixed Rate or Time of Use program. Similar to our Elect Plan, the proposed plan would treat revenues and certain expenses of its optional pricing and service programs as non-jurisdictional for purposes of computing our rolling 12-month jurisdictional net operating income in our fuel adjustment clause proceedings.

On October 13, 2006, the Indiana Office of Utility Consumer Counselor ("OUCC") filed testimony responsive to our proposal. The OUCC was generally supportive of continuation of our Elect Plan programs, but opposed our continuation of treating ARP revenues and certain expenses as nonjurisdictional for purposes of computing our rolling 12-month jurisdictional net operating income in our fuel adjustment clause proceedings. Citizens Action Coalition of Indiana, Inc. ("CAC"), a not-for-profit membership corporation that works on a wide variety of consumer and energy issues, also filed testimony on October 13, 2006. CAC also opposed certain aspects of our filing. We filed rebuttal testimony on October 23, 2006. On October 27, 2006, IPL, the OUCC, CAC and the IPL Industrial Group filed a Stipulation and Agreement with the Commission, requesting that our Green Power program be continued for six months past its December 31, 2006 expiration under the Elect Plan, and that the parties be given an additional six months to attempt to reach a global settlement of the issues arising from the ARP filing. We are unable to predict if, or when, the parties will be able to reach a settlement of this matter and, if, or when, the IURC would approve any proposed settlement.

New Accounting Pronouncements

In March 2006, the FASB released SFAS No. 156, "Accounting for Servicing of Financial Assets," to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. IPALCO does not believe SFAS No. 156 will have a material impact on our results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN No. 48") which is effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. IPALCO will adopt FIN No. 48 on January 1, 2007 and will record the cumulative effect of applying the provisions of this Interpretation as an adjustment to beginning retained earnings. FIN No. 48 applies to all tax positions accounted for in accordance with SFAS No. 109. IPALCO is assessing the impact the adoption of FIN 48 will have on our results of operations or financial position.

In July 2006, the FASB also issued FASB Statement of Position FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction." This FSP amends FASB Statement No. 13, "Accounting for Leases," to require a lessor in a leveraged-lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The FSP is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this FSP will be recorded as an adjustment to the balance of retained earnings as of the beginning of January 1, 2007. IPALCO is assessing the impact the adoption of FAS 13-2 will have on our results of operations or financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements".  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures.  This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the rollover methods.  IPALCO will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006.  When we initially apply the provisions of SAB 108, we do not expect the impact to be material to our financial statements.  The accompanying financial statements do not reflect these adjustments.

In September 2006, the FASB released SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. IPALCO is assessing the impact the adoption of SFAS No. 157 will have on our results of operations or financial position.

In September 2006, the FASB released FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)." This Statement will require IPALCO to fully recognize, as a liability, the underfunded status of its benefit plans in its 2006 year-end balance sheet. IPALCO's consolidated unfunded benefit obligation is already recognized in the accompanying financial statements. However, IPALCO will be required to present its unrecognized prior service cost from previous pension plan amendments and the associated deferred income tax liabilities as part of Other comprehensive income (loss) in its consolidated balance sheets beginning on December 31, 2006. IPALCO's intangible pension asset from previous pension plan amendments is currently included in MISCELLANEOUS DEFERRED DEBITS and totaled $27.3 million and $21.9 million as of September 30, 2006 and December 31, 2005, respectively. The new standard will also require IPALCO to measure its plan assets and benefit obligations as of its year-end balance sheet date, beginning in 2008. Statement 158 does not address the measurement and recognition issues related to the changes in the fair value of plan assets and benefit obligations. Those, as well as other issues, will be the primary focus of a multi-year Phase II project. Accordingly, Statement 158 does not have any impact on IPALCO's computation of its benefit expense recognized in the income statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable pursuant to General Instruction H of the Form 10-Q.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the chief executive officer ("CEO") and chief financial officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the CEO CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of September 30, 2006. IPL's management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Due to the material weakness described below, our CEO and CFO concluded that our disclosure controls and procedures as of September 30, 2006 were not effective. To address this material weakness, we performed additional analysis and other procedures to prepare our consolidated financial statements in accordance with GAAP. Accordingly, we believe that the consolidated financial statements included in this quarterly report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As reported in Item 4 of our September 30, 2005 Form 10-Q, the Company determined that a material weakness in internal control over financial reporting existed as of September 30, 2005. This material weakness remains as of September 30, 2006. Specifically, the Company lacked effective controls to monitor and assess individual components of the deferred income tax and the related regulatory asset balances. These control deficiencies could result in a future misstatement of certain account balances that could result in a material misstatement to the annual or interim financial statements.

The Company's remediation efforts with respect to its deferred income tax and the related regulatory asset balances include identification of all significant components of such balances and enhanced controls over the analyses and reconciliation of the activity related to these components. Moreover, the components not previously tracked in our tax accounting system are being incorporated into and tracked in our tax accounting system in order to facilitate future reviews. When the remediation is complete, the total deferred income taxes per the Company's financial accounting system will be reconciled and adjusted, if necessary, to the deferred taxes reported in the tax accounting system on a quarterly basis, and any required adjustment to the related regulatory asset balances will be recorded.

Changes in Internal Controls. In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that the following changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2006 have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. These changes are related to our remediation efforts of a certain material weakness.

Material Weakness Remediation Plans as of the date of filing this Form 10- Q.  Management and our Board of Directors are committed to the remediation of the material weakness as well as the continued improvement of the Company's overall system of internal control over financial reporting. Management has developed a remediation plan for the material weakness described below and has initiated efforts to strengthen the tax department and subsidiary systems that support the tax function. These efforts include hiring additional tax personnel to provide technical support and oversight of our deferred tax accounting related to property, plant and equipment. Management also engaged subject matter experts to provide technical assistance and training during the first and second quarters of 2006. Additional training will be provided throughout the remainder of the year, as required.

We have corrected errors identified related to prior periods by recording adjustments during the quarter ended September 30, 2006. These errors were not material to the periods in which they related.  As of the end of the third quarter, we have designed and implemented new controls and procedures related to the tracking and reconciliation of components of our deferred incomes taxes and related regulatory assets related to property, plant and equipment. We will begin testing the operating effectiveness of these new controls and procedures during the fourth quarter of 2006. The remediation steps performed during the quarter included the following:

       Designed and implemented a methodology to track all individual components of our deferred incomes taxes and related regulatory assets related to property, plant and equipment;

        Increased staffing and resources to operate and monitor the new controls;

        Provided additional training on regulated utility income tax accounting to our tax department;

        Designed and implemented additional detective control related to the identification and evaluation of non-recurring tax transactions and adjustments and tracking movements in deferred tax accounts.

There were no other changes identified during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

4.1   Fifty-first Supplemental Indenture dated as of September 1, 2006.

4.2   Fifty-secon Supplemental Indenture dated as of September 1, 2006.

4.3   Fifty-third Supplemental Indenture dated as of October 1, 2006.

31.1  Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2  Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

  32  Certification required by Rule 13a-14(b) or 15d-14(b) and by 18 U.S.C. Section 135

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

(Registrant)

Date: November 3, 2006

By:	/s/ Frank P. Marino

Frank P. Marino
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)