Form 10-K
period 2006-12-31
IPALCO ENTERPRISES, INC.
filed 2007-04-17
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

At April 16, 2007, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) FOR FORM 10-K AND IS THEREFORE FILING THIS FORM WITH A REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC.

Annual Report on Form 10-K

December 31, 2006

Table of Contents

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-K includes ``forward-looking statements'' including, in particular, the statements about our plans, strategies and prospects under the heading ``Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.'' Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words ``could,'' ``may,'' ``predict,'' ``anticipate,'' ``would,'' ``believe,'' ``estimate,'' ``expect,'' ``forecast,'' ``project,'' ``objective,'' and similar expressions are intended to identify forward-looking statements.

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

  changes in our credit ratings or the credit ratings of The AES Corporation ("AES")
  performance of pension plan assets
  fluctuations in customer growth and demand
  impacts of weather on retail sales and wholesale prices and weather-related damage to our electrical system fuel and other input costs
  generating unit availability and capacity
  transmission and distribution system reliability and capacity purchased power costs and availability
  regulatory action, including, but not limited to the review of our basic rates and charges by the Indiana Utility Regulatory Commission ("IURC")
  our ownership by The AES Corporation
  federal and state legislation
  changes in financial or regulatory accounting policies
  environmental matters, including costs of compliance with current and future environmental requirements interest rates and other costs of capital
  the availability of capital
  labor strikes or other workforce factors
  facility or equipment maintenance, repairs and capital expenditures local economic conditions
  acts of terrorism, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes or other catastrophic events costs and effects of legal and administrative proceedings, settlements, investigations and claims and the ultimate disposition of litigation issues related to our participation in the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO") (see below under General), including recovery of costs incurred product development and technology changes

Most of these factors affect us through our consolidated subsidiary Indianapolis Power & Light Company. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. Also see "Item 1A. Risk Factors" for further discussion of some of these factors. We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future events or otherwise.

PART I

Throughout this document, the terms "we," "us" and "our" refer to IPALCO Enterprises, Inc. ("IPALCO") and its consolidated subsidiaries. IPALCO is wholly-owned by AES.

Item 1. Business

Overview

IPALCO is a holding company incorporated under the laws of the state of Indiana on September 14, 1983. Our principal subsidiary is Indianapolis Power & Light Company ("IPL"), a regulated electric utility with its customer base concentrated in Indianapolis, Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc. ("Mid-America") is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P. ("EnerTech"), a venture capital fund, with a recorded value of $6.4 million, as of December 31, 2006. Our total electric revenues and net income for the fiscal year ended December 31, 2006 were $1.0 billion and $92.4 million, respectively. The book value of our total assets as of December 31, 2006 is $2.8 billion. All of our operations are conducted within the United States of America and primarily within the state of Indiana. Please refer to Note 12, "Segment Information" to the Consolidated Financial Statements of IPALCO included in this report for segment reporting.

Our principal executive offices are located at One Monument Circle, Indianapolis, Indiana 46204, and our telephone number is (317) 261-8261. Our internet website address is www.iplpower.com. The information on our website is not incorporated by reference into this report.

Indianapolis Power & Light Company

General

We own all of the outstanding common stock of IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 465,000 retail customers in the city of Indianapolis and neighboring areas within Indiana; the most distant point being approximately 40 miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations. Two of the generating stations are primarily coal-fired stations. A third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. IPL's net electric generation capability for winter is 3,400 megawatts and net summer capability is 3,282 megawatts. IPL's generation, transmission and distribution facilities are further described under "Item 2. Properties." There have been no significant changes in the services rendered by IPL during 2006.

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. IPL's business is not dependent on any single customer or group of customers. Traditionally, retail kWh sales, after adjustments for weather variations, have grown in reasonable correlation with growth in service territory economic activity. During the past 10 years, IPL's retail kWh sales have grown at a compound annual rate of 1.0%. Our number of retail customers grew at a compound annual rate of 1.2% during the past 10 years. IPL's electricity sales for 2002 through 2006 are set forth in the table of statistical information included at the end of this section.

IPL is a transmission company member of ReliabilityFirst Corporation ("RFC"), which began operations on January 1, 2006, and is one of eight Regional Reliability Councils. RFC is the successor organization to the East Central Area Reliability Council under the NERC Corporation, which has been designated as the Electric Reliability Organization under the Energy Policy Act of 2005. The purpose of RFC is to create a uniform set of reliability standards for the interconnected electric systems within the region. RFC members cooperate under agreements to augment the reliability of its members' electricity supply systems in the RFC region through coordination of the planning and operation of the members' generation and transmission facilities. Smaller electric utility systems, independent power producers and power marketers can participate as full members of RFC. In addition, IPL is one of many transmission owners of the Midwest ISO, a regional transmission organization formed in 1998 as a non-profit organization which maintains functional control over the combined transmission systems of its members. IPL pays the Midwest ISO a transmission fee on its retail load and a fee for each wholesale transaction.

On April 1, 2005, IPL began participating in the restructured wholesale energy market operated by the Midwest ISO. The implementation of this restructured market marked a significant change in the way IPL buys and sells electricity and schedules generation. Prior to the restructured market, IPL dispatched its generation resources and purchased power directly to meet its demand. In the restructured market, IPL offers its generation and bids its demand into the market on an hourly basis. The Midwest ISO settles these hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. The Midwest ISO evaluates the market participants' energy offers and demand bids to economically and reliably dispatch the entire Midwest ISO system on a five-minute basis. Market participants are able to hedge their exposure to congestion charges from the Midwest ISO, which result from constraints on its transmission system, by acquiring certain Financial Transmission Rights ("FTRs"). Participants are allocated FTRs each year and are permitted to purchase additional FTRs. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations- Industry Changes - FERC-Midwest ISO."

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

In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") with respect to, among other things, short-term borrowing not regulated by the IURC, the sale of electricity at wholesale and the transmission of electric energy in interstate commerce, the classification of accounts, and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by nonregulated entities. IPL maintains its books and records consistent with accounting principles generally accepted in the United States of America reflecting the impact of regulation. See Note 2, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements of IPALCO included in this Form 10-K.

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

Retail Ratemaking

IPL's tariff rates for electric service to retail customers (basic rates and charges) are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the Indiana Office of Utility Consumer Counselor ("OUCC"), and other interested consumer groups and customers. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years. In Indiana, basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual operating and maintenance expenditures, capital expenditures including those required by environmental regulations, fuel costs, generating unit availability and purchased power costs, can affect the return realized.

Substantially all IPL customers are served pursuant to retail tariffs that provide for the monthly billing or crediting to customers of increases or decreases, respectively, in the actual costs of fuel consumed from estimated fuel costs embedded in basic rates, subject to certain restrictions on the level of IPL's operating income (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters"). In addition, IPL's rate authority provides for a return on IPL's investment and recovery of the depreciation and operation and maintenance expenses associated with its clean coal technology projects (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters").

During 1998, in an Order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily selected service under Elect Plan. This program allowed IPL to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service products. Elect Plan expired on December 31, 2006, with the exception of the Green Power option, which expires June 30, 2007.

Fuel

More than 99% of the total kWhs produced by IPL was generated from coal in each of 2004, 2005, and 2006. Natural gas and fuel oil combined to provide the remaining kWh generation. Natural gas is used in IPL's newer combustion turbines. Fuel oil is used for start up and flame stabilization in coal-fired generating units, as primary fuel in oil-fired steam turbine generating units and three older combustion turbines, and as an alternate fuel in two newer combustion turbines.

IPL's existing coal contracts provide for nearly all of its current projected requirements in 2007 and for approximately 90% through 2009. IPL has long-term coal contracts with four suppliers. Substantially all of the coal is currently mined in the state of Indiana. More than half of IPL's contracted coal is from one supplier. IPL has entered into three long-term contracts with this supplier, which employs non-unionized labor, for the provision of coal from three separate mines. It is presently believed that all coal burned by IPL will be mined by others. IPL normally carries fuel oil and a 30-60 day system supply of coal to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays.

Statistical Information on Operations

The following table of statistical information presents additional data on IPL's operations:

                                                  Year Ended December 31,
                                     ------------------------------------------------------
                                        2006        2005       2004      2003      2002
                                     ----------- ----------- --------- --------- ---------
Operating Revenues (In Thousands):
Residential                            $363,668    $344,323  $314,018  $300,735  $292,855
Small commercial and industrial         155,314     147,091   137,820   129,790   130,642
Large commercial and industrial         418,782     377,904   354,325   336,136   335,436
Public lighting                          11,160      11,161    11,118    11,022    10,926
Miscellaneous                            22,678      17,274    15,092    21,921    13,657
                                     ----------- ----------- --------- --------- ---------
   Revenues - retail customers          971,602     897,753   832,373   799,604   783,516
Wholesale - REMC                          1,047       1,116     1,433     1,330     1,402
Wholesale - other                        59,402      52,210    51,667    37,231    38,160
                                     ----------- ----------- --------- --------- ---------
   Total electric revenues           $1,032,051    $951,079  $885,473  $838,165  $823,078
                                     =========== =========== ========= ========= =========
Kilowatt-hour Sales (In Millions):
Residential                               5,027       5,314     4,984     4,917     4,939
Small commercial and industrial           1,989       2,076     2,028     1,986     2,018
Large commercial and industrial           7,627       7,663     7,489     7,370     7,417
Public lighting                              73          83        89        83        72
                                     ----------- ----------- --------- --------- ---------
   Sales - retail customers              14,716      15,136    14,590    14,356    14,446
Wholesale - REMC                             36          35        47        44        47
Wholesale - other                         1,535       1,105     1,568     1,307     1,691
                                     ----------- ----------- --------- --------- ---------
   Total kilowatt-hours sold             16,287      16,276    16,205    15,707    16,184
                                     =========== =========== ========= ========= =========
Retail Customers at End of Year:
Residential                             417,249     414,566   410,998   405,549   400,130
Small commercial and industrial          46,316      45,870    45,208    44,833    44,428
Large commercial and industrial           4,509       4,434     4,389     4,327     4,337
Public lighting                             793         710       676       666       655
                                     ----------- ----------- --------- --------- ---------
   Total retail customers               468,867     465,580   461,271   455,375   449,550
                                     =========== =========== ========= ========= =========

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

Regulatory Matters - Rate Developments

Clean Coal Technology Filings

On November 14, 2002 and November 30, 2004, in response to petitions we filed, the IURC issued Orders approving expenditures for deployment of Clean Coal Technology ("CCT"). The November 14, 2002 Order approved the recovery of expenditures of approximately $260 million to install pollution control technology to reduce NOx emissions and recovery of the cost of NOx emissions allowances, when purchased to comply with environmental regulations restricting the emissions of NOx from IPL's generating units used to serve IPL's retail customers. The November 30, 2004 Order approved the recovery of up to $182 million of capital expenditures to install and/or upgrade pollution control technology to address required sulfur dioxide ("SO2") and mercury emissions reductions from our power plants and to reduce fine particulate pollution in the atmosphere. The IURC approved the ratemaking treatment applicable to qualified pollution control property to be recovered through an Environmental Compliance Cost Recovery Adjustment. In addition, the Orders approved ratemaking treatment for such expenditures including a return on the investment, recovery of depreciation and operation and maintenance expenses associated with these projects and granted IPL the authority to add the approved return on its environmental projects to IPL's authorized annual jurisdictional net operating income in subsequent fuel adjustment charge ("FAC") proceedings. Finally, the Orders provided for the periodic review of IPL's capital expenditures on these projects. During 2005 and 2006, we filed, in three separate petitions, requests for approval of $78.4 million of additional capital expenditures related to pollution control technology which were approved by the IURC. We believe these expenditures are necessary to reliably and economically achieve a level of emission reductions that complies with EPA's State Implementation Plan call and the Clean Air Interstate Rule and the Clean Air Mercury Rule (See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Environmental Matters"). We anticipate additional costs to comply with the Clean Air Interstate Rule and the Clean Air Mercury Rule and it is our intent to seek recovery of any additional costs. However, there can be no assurance that all costs will be recovered in rates. During 2006, IPL invested approximately $94.3 million in pollution control technology.

The increase in the amount of rate revenues resulting from IPL's CCT projects is determined in periodic filings to the IURC, which are made at intervals of no more often than once every six months, and depends on the amount of cumulative investment, depreciation, operation and maintenance expenses and actual purchased and consumed NOx emission allowances at the time of each of the filings. The increase in the amount of authorized net operating income resulting from IPL's CCT projects is also determined in periodic filings to the IURC, and depends on the amount of cumulative investment in CCT at the time of each of the filings. These Environmental Compliance Cost Recovery Adjustment filings have collectively added $16.6 million to IPL's authorized annual jurisdictional net operating income of $163 million through December 31, 2006 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Regulatory Matters").

Midwest ISO "Midwest Energy Markets" Operations

On July 9, 2004, IPL and other Indiana utilities filed a joint petition with the IURC requesting approval of certain changes in operations and determination of cost recovery resulting from the Midwest ISO implementation of Midwest Energy Markets Operations. On June 1, 2005, the IURC issued an order approving the changes in operations and allowing for recovery of the Midwest ISO components of the cost of fuel through FAC proceedings as well as the deferral of certain administrative and socialized Midwest ISO costs. Total Midwest ISO costs deferred as regulatory assets were $35.0 million and $20.9 million as of December 31, 2006 and December 31, 2005, respectively.

See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations -Industry Changes" for information about the Company's participation in the Midwest ISO. This section also discusses the Company's filing with the IURC related to the Midwest ISO referenced above.

Employees

As of December 31, 2006, IPL had 1,471 employees of whom 1,427 were full time. Of these employees, 963 were represented by the International Brotherhood of Electrical Workers ("IBEW") in two bargaining units: a physical unit and a clerical-technical unit. On December 15, 2005, the IBEW Physical Bargaining Unit ratified a new three-year agreement with IPL expiring December 8, 2008. In March 2007, the membership of the IBEW clerical-technical unit ratified a new four-year labor agreement with IPL that expires on February 14, 2011. As of December 31, 2006, neither IPALCO nor any of its subsidiaries other than IPL had any employees.

Item 1A. Risk Factors

Investors should consider carefully the following risk factors that could cause our operating results and financial condition to be materially adversely affected. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. These risk factors should be read in conjunction with the other detailed information concerning IPALCO and IPL set forth in the Notes to Consolidated Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

Our electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased fuel or purchased power costs.

We operate coal, oil and natural gas generating facilities, which involves certain risks that can adversely affect energy output and efficiency levels. These risks include:

  increased prices for fuel and fuel transportation as existing contracts expire;
  facility shutdowns due to a breakdown or failure of equipment or processes;
  disruptions in the delivery of fuel and lack of adequate inventories;
  labor disputes;
  inability to comply with regulatory or permit requirements;
  disruptions in the delivery of electricity;
  operator error; and
  catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes or other similar occurrences affecting our generating facilities.

The above risks could result in unscheduled plant outages, unanticipated operation and maintenance expenses or increased fuel and purchased power costs, any of which could have a material adverse effect on our operations.

At times, demand for electric energy could exceed our supply capacity.

We are currently obligated to supply electric energy in our service territory. From time to time and because of unforeseen circumstances, the demand for electric energy required to meet these obligations could exceed our available electric generating capability. If this occurs, we would have to buy electric energy on the market. We may not always have the ability to pass the costs of purchasing the electric energy on to our customers, and even if we are able to do so, there may be a significant delay between the time the costs are incurred and the time the costs are recovered (see "Management's Discussion and Analysis of Financial Condition and Results of Operations- Regulatory Matters - Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income). Since these situations most often occur during periods of peak demand, there is a material risk that the market price for electric energy at the time we purchase it could be very high under these circumstances. Even if a supply shortage was brief, we could suffer substantial losses that could adversely affect our financial condition, results of operations and cash flows.

Our transmission and distribution system is subject to reliability and capacity risks.

The on-going reliable performance of our transmission and distribution system is subject to risks due to, among other things, weather damage, intentional or unintentional damage, plant outages, labor disputes, operator error, or inoperability of key infrastructure internal or external to IPL. The failure of our transmission and distribution system to fully deliver the energy demanded by customers could have a material adverse effect on our operating results, and if such failures occur too often or for an extended period of time, could result in action by the IURC and FERC. In addition, the advent and quick adaptation of new products and services that require increased levels of electrical energy cannot be predicted and could result in insufficient transmission and distribution system capacity. As with all utilities, potential concern over transmission capacity could result in the Midwest ISO or the FERC requiring IPL to upgrade or expand its transmission system through additional capital expenditures.

More than half of IPL's supply of coal that it uses to generate substantially all of its electricity comes from one supplier.

More than 99% of the total kWhs produced by IPL was generated from coal in each of 2004, 2005, and 2006. IPL's existing coal contracts provide for nearly all of its projected requirements in 2007 and approximately 90% through 2009. IPL has long-term coal contracts with four suppliers. Substantially all of the coal is currently mined in the state of Indiana. More than half of IPL's contracted coal is from one supplier. IPL has entered into three long term contracts with this non- union supplier for the provision of coal from three separate mines. Any significant disruption in the delivery of coal from this supplier, or any failure on the part of this supplier to fulfill its contractual obligation to deliver coal, could have a material adverse effect on our business. If we had to find another supplier of coal, there can be no assurance that we would be able to purchase coal on favorable terms.

Catastrophic events could adversely affect our facilities, systems and operations.

Catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes or other similar occurrences could adversely affect our generation facilities, transmission and distribution systems, operations, earnings and cash flow. Our Petersburg Plant, which is our largest source of generating capacity, is located in the Wabash Valley seismic zone, adjacent to the New Madrid seismic zone, areas of significant seismic activity in the central United States.

Our business is sensitive to weather and seasonal variations.

Our business is affected by variations in general weather conditions and unusually severe weather. We forecast electric sales on the basis of normal weather, which represents a long term historical average. Significant variations from normal weather (such as warmer winters and cooler summers) could have a material impact on our revenue, operating income and net income. Storms that interrupt services to our customers have required us in the past, and may require us in the future, to incur significant costs to restore services.

The electricity business is highly regulated, and any changes in regulations, or adverse regulatory action, could reduce revenues or increase costs.

As an electric utility, we are subject to extensive regulation at both the federal and state level. At the federal level, we are regulated by the FERC and, at the state level, we are regulated by the IURC. The regulatory power of the IURC over IPL is both comprehensive and typical of the economic regulation generally imposed by state public utility commissions. We face the risk of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Indiana. IPL is subject to regulation by the IURC as to its services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, the increase or decrease in retail rates and charges, the issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters.

IPL's tariff rates for electric service to retail customers consist of basic rates and charges and various tracking mechanisms which are set and approved by the IURC after public hearings. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years, but the IURC has the authority to review the rates of any utility at any time it chooses. We are unable to predict the outcome of any such review. Proceedings to review our basic rates and charges, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the OUCC and other interested consumer groups and customers. In addition, IPL must seek the approval from the IURC through such public proceedings of its tracking mechanism factors to reflect changes in its fuel costs to generate electricity or purchased power costs and for the timely recovery of costs incurred during construction and operation of clean coal technology facilities constructed to comply with environmental laws and regulations. There can be no assurance that IPL will be granted approval of its tracking mechanism factors that it requests from the IURC. The failure of the IURC to approve any requested relief, or any other adverse rate determination by the IURC, could have a material adverse effect on our results of operations.

In recent years, federal and state regulation of electric utilities has changed dramatically. On August 8, 2005, the Energy Policy Act of 2005 ("EPAct") was signed into law. Much of the legislation directs the FERC, the Department of Energy, and other agencies to develop rules for the implementation of the EPAct. The EPAct contains provisions specifically related to the electric utility industry including, but not limited to, the following: climate change issues, mandatory reliability standards, amendments to the Public Utility Regulatory Policies Act, repeal of the Public Utility Holding Company Act of 1935, enactment of the Public Utility Holding Company Act of 2005, clean power initiatives, transmission expansion and energy efficiency proposals. The IURC has initiated a generic investigation to consider whether it is appropriate for electric utilities to provide and install time-based meters and communication devices for each of their customers to participate in time-based pricing rate schedules and other demand response programs. The adoption of rules by either FERC or the IURC implementing EPAct could affect our business. We are currently unable to predict the impact, if any, to our results of operations.

Our participation in the Midwest ISO network involves risks.

IPL is a member of the Midwest ISO, a FERC approved regional transmission organization. The Midwest ISO serves the electrical transmission needs of much of the Midwest and maintains functional operational control over IPL's electric transmission facilities as well as that of the other Midwest utility members of the Midwest ISO. As a result of the Midwest ISO's operational control, IPL's continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted. Given the nature of the Midwest ISO's policies regarding use of transmission facilities, as well as ongoing FERC initiatives and uncertainties around the fully functioning or "Midwest ISO Day 2" energy market operations, it is difficult to predict near term operational impacts. IPL cannot assure the Midwest ISO's reliable operation of the regional transmission system.

At the federal level, there are business risks for IPL associated with multiple proceedings pending before the FERC related to IPL's membership and participation in the Midwest ISO. These proceedings involve such issues as transmission rates, construction of new transmission facilities, capacity markets, regional transmission organizations and generator dispatch. IPL currently cannot predict the impact of these proceedings on its financial position, liquidity or results of operations, but the impact could be material.

To the extent that IPL relies, at least in part, on the performance of the Midwest ISO to maintain the reliability of IPL's transmission and distribution system, it puts IPL at risk for the performance of the Midwest ISO. In addition, actions taken by the Midwest ISO to secure the reliable operation of the entire transmission system operated by the Midwest ISO could result in voltage reductions, rolling blackouts, or sustained system wide blackouts on IPL's transmission and distribution system, any of which could have a material adverse effect on IPL's results of operations.

In March 2007, FERC issued orders approving the cost sharing methodologies, developed by the Midwest ISO and its members, for capital improvements related to reliability projects and regionally beneficial or economic projects. The potential need to expend capital for improvements to the transmission system over the next several years, both to IPL's facilities as well as to those facilities of other Midwest ISO members, is published in the annual Midwest ISO Transmission Expansion Plan. Each Midwest ISO Transmission Expansion Plan includes an allocation of costs to each transmission owner over the planning horizon. The shared costs, which are incremental to our own estimated transmission investments under the Midwest ISO tariff as approved by FERC, could have a material adverse impact to our financial statements. We do not yet have sufficient information to determine whether such costs will be capitalized, expensed or deferred as a regulatory asset in accordance with Statement of Financial Accounting Standards No. 71.

The Midwest ISO filed with FERC on February 15, 2007 for approval of a market redesign that includes the start-up of ancillary services markets to be implemented in the spring of 2008. The Ancillary Services Market is often referred to as "Day 3". The design initiates markets for supplemental reserves, spinning reserves, and regulation on a footprint wide basis and is compulsory.  IPL cannot predict if the market redesign will be accepted, in whole or in part, by FERC. If accepted by FERC, it would also require approval by the IURC. IPL is working with the Midwest ISO, through the stakeholder process and through the FERC processes, to identify the challenges to IPL as well as to recommend solutions to those challenges. On March 30, 2007 IPL filed an Intervention and Protest with FERC related to the Midwest ISO proposed ancillary services market (Docket No. ER07-550) asking FERC to reject the proposed ancillary services market design due to lack of requisite detail, excessive costs and questionable benefits, and asking that FERC take additional time to reconsider additional options regarding an appropriate market design. The Midwest ISO has asked FERC to render its Order by June 1, 2007 and proposes to implement the market in the spring of 2008.

On December 22, 2006, IPL tendered its Notice of Withdrawal from Midwest ISO pursuant to the Midwest ISO Transmission Owner's Agreement.  In doing so, IPL preserved its right to withdraw from Midwest ISO (subject to FERC and IURC approval) at some date no earlier than January 1, 2008.  IPL has made no decision as to whether it will seek withdrawal from Midwest ISO.  IPL will continue to assess the relative costs and benefits of being a Midwest ISO member, as well as actively advocate for its positions through the existing Midwest ISO stakeholder process and in filings at FERC.

Our ownership by AES subjects us to potential risks that are beyond our control.

All of IPL's common stock is owned by IPALCO, whose common stock is owned by AES. The interests of AES may differ from the interests of IPALCO, IPL or any of their creditors or other stakeholders. Further, due to our relationship with AES, any adverse developments and announcements concerning them may affect our ability to access the capital markets and to otherwise conduct business. In particular, downgrades in AES's credit ratings could potentially result in IPL or IPALCO's credit ratings being downgraded. IPL's common stock is pledged to secure certain indebtedness of IPALCO, and IPALCO's common stock is pledged to secure certain indebtedness of AES.

IPALCO is a holding company and is dependent on IPL for dividends to meet its debt service obligations.

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

We rely on access to the capital markets, so the inability to maintain current credit ratings and access capital markets on favorable terms could increase interest costs and/or adversely affect liquidity and cash flow.

From time to time we rely on access to capital markets as a source of liquidity for capital requirements not satisfied by operating cash flows. The inability of IPL or IPALCO to maintain their current credit ratings could affect their ability to raise capital on favorable terms, particularly during times of uncertainty in the capital markets.

The level of our indebtedness, and the security provided for this indebtedness, could adversely affect our financial flexibility.

As of December 31, 2006, we had on a consolidated basis $1.48 billion principal amount of outstanding long-term indebtedness and total common shareholder's deficit of ($50.7) million. The Senior Secured Notes of IPALCO in the principal amount of $750 million are secured by IPALCO's pledge of all the outstanding common stock of IPL. IPL had $752.7 million of First Mortgage Bonds outstanding as of December 31, 2006, which are secured by the pledge of substantially all of the assets of IPL under the terms of IPL's mortgage and deed of trust. This level of indebtedness and related security could have important consequences, including the following:

  increase our vulnerability to general adverse economic and industry conditions;
  require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund other corporate purposes;
  imit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
  limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds, as needed.

We expect to incur additional debt in the future, subject to the terms of our debt agreements and regulatory approvals for IPL. To the extent we become more leveraged, the risks described above would increase. Further, our actual cash requirements in the future may be greater than expected. Accordingly, our cash flow from operations may not be sufficient to repay at maturity all of the outstanding debt as it becomes due and, in that event, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms or at all to refinance our debt as it becomes due. For a further discussion of outstanding debt, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

General economic conditions may adversely affect our business.

Our business is affected by general economic conditions. In particular, the projected economic and population growth in Indianapolis is important to the realization of our forecasts for annual energy sales growth. A downturn in the Indianapolis economy could adversely affect our expected performance.

Parties providing construction materials or services may fail to perform their obligations, which could harm our results of operations.

Our construction program calls for extensive investment in capital improvements and additions, including the installation of environmental upgrades, improvements to transmission and distribution facilities as well as other initiatives. As a result, we have engaged numerous contractors and entered into a number of agreements to acquire the necessary materials and/or obtain the required construction related services. This exposes us to the risk that these contractors and other counterparties could fail to perform. In addition, some contracts provide for us to assume the risk of price escalation and availability of certain metals and key components. This could force us to enter into alternative arrangements at then-current market prices that may exceed our contractual prices and cause construction delays. Although our agreements are designed to mitigate the consequences of a potential default by the counterparty, our actual exposure may be greater than these mitigation provisions. This would cause our financial results to be diminished, and we might incur losses or delays in completing construction.

We could incur significant capital expenditures to comply with environmental laws and regulations.

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. A violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. Although we believe that we are in material compliance with environmental laws, regulations and permits and health and safety laws, we cannot provide assurance that we have been or will be at all times in full compliance with such laws, regulations and permits. Under certain environmental laws, we could be held responsible for costs relating to contamination at our past or present facilities and at third party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage. We cannot assure that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations or financial condition.

Commodity price changes may affect the operating costs and competitive position of our business.

Our business is sensitive to changes in the price of coal, the primary fuel we use to produce electricity, and to a lesser extent, to the changes in price of natural gas, purchased power and emission credits. In addition, changes in the price of steel, copper and other raw materials can have a significant impact on our costs. Any changes in coal prices could affect the prices we charge, our operating costs and our competitive position with respect to our products and services. While we have approximately 90% of our current coal requirements through 2009 under long-term contracts, the balance is purchased under short-term contracts and on the spot market where prices can be highly volatile. We are also dependent on purchased power, in part, to meet our seasonal planning reserve margins. Our exposure to fluctuations in the price of coal is limited because pursuant to Indiana law, IPL may apply to the IURC for a change in its fuel adjustment charge every three (3) months to recover its estimated fuel costs, which may be above or below the levels included in IPL's base rates. In addition, IPL may recover its purchased power costs in these quarterly FAC proceedings. IPL must present evidence in each proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible.

We are subject to employee workforce factors that could affect our businesses and financial condition.

We are subject to employee workforce factors, including loss or retirement of key personnel, availability of qualified personnel, collective bargaining agreements with employees and work stoppage that could affect our businesses and financial condition, results of operations and cash flows.

Our net pension plan obligations may require additional significant contributions.

Pension costs are based upon a number of actuarial assumptions, including an expected long- term rate of return on pension plan assets, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be wrong, resulting in a shortfall of pension plan assets compared to pension obligations under the pension plan. We are responsible for funding any shortfall of pension plan assets compared to pension obligations under the pension plan. Our pension plan assets consist of investments in domestic and international equities, fixed income securities, alternative investments (currently real estate and hedge funds), and cash. The Pension Protection Act of 2006 ("The Act"), which contains comprehensive pension funding reform legislation, was enacted into law during the third quarter of 2006. The pension funding provisions are effective January 1, 2008. The Act requires plans that are less than 100% funded to fully fund any funding shortfall in amortized level installments over seven years, beginning in the year of the shortfall. Then, each year thereafter, if the plan's underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period.

From time to time, we are subject to material litigation and regulatory proceedings.

We may be subject to material litigation, regulatory proceedings, administrative proceedings, settlements, investigations and claims from time to time. There can be no assurance that the outcome of these matters will not have a material adverse effect on our business, results of operations or financial condition. Please refer to Note 10, "Commitments and Contingencies" to the Consolidated Financial Statements of IPALCO for a summary of significant legal proceedings involving IPALCO and/or IPL.

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

IPL owns and operates four generating stations. Two of the generating stations are primarily coal-fired stations. The third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. For electric generation, the net winter capability is 3,400 MW and net summer capability is 3,282 MW. IPL's highest recorded winter and summer peak loads are 2,805 MW and 3,118 MW, respectively.

IPL's sources of electric generation are as follows:

Petersburg Plant, located in Pike County, Indiana (seven units placed in service— four in 1967 and one each in 1969, 1977 and 1986) with net winter and summer capabilities of 1,760 MW;

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

Net electrical generation during 2006, at the Petersburg, Harding Street, Eagle Valley and Georgetown plants accounted for approximately 68.1%, 23.5%, 8.4% and 0.0%, respectively, of IPL's total net generation.

Included in the above totals are three gas turbine units at the Harding Street plant added in 1973, one gas turbine unit added in each of 1994, 1995 and 2002 with a combined nameplate rating of 365 MW. Also included is one diesel unit each at Eagle Valley and Harding Street plants with a nameplate rating of 3MW, and three diesel units at Petersburg station, all added in 1967, with a total combined nameplate rating of 8MW.

IPL's electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, Vectren Corporation, Hoosier Energy Rural Electric Cooperative, Inc., and the electric system jointly owned by Duke Energy Midwest, Indiana Municipal Power Agency and Wabash Valley Power Association, Inc. IPL's transmission system includes 457 circuit miles of 345,000 volt lines, 363 circuit miles of 138,000 volt lines and 293 circuit miles of 34,500 volt lines. The distribution system consists of 4,469 circuit miles underground primary and secondary cables and 5,900 circuit miles of overhead primary and secondary wire. Underground street lighting facilities include 694 circuit miles of underground cable. Also included in the system are 75 bulk power substations and 88 distribution substations.

IPL holds an option to purchase suitable acreage of land in Switzerland County, Indiana to use as a potential power plant site. In addition, IPL owns the rights to coal underlying approximately 5,875 acres in Pike and Gibson Counties, Indiana.

All critical facilities owned by IPL are well maintained, in good condition and meet the present needs of IPL. Currently, IPL's plants generally have enough capacity to meet the needs of IPL's retail customers when all of its units are available. During periods when IPL's generating capacity is not sufficient to meet its retail demand, we purchase power on the wholesale market.

Mortgage Financing on Properties

The mortgage and deed of trust of IPL, together with the supplemental indentures to the mortgage, secure first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a direct first mortgage lien in the amount of $752.7 million at December 31, 2006. In addition, IPALCO has $750 million principal amount of indebtedness outstanding, which is secured by its pledge of all of the outstanding common stock of IPL.

Item 3. Legal Proceedings

Please refer to Note 10, "Commitments and Contingencies" to the Consolidated Financial Statements of IPALCO for a summary of significant legal proceedings involving IPALCO and/or IPL. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business, none of which is expected to have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable pursuant to General Instruction I of the Form 10-K.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

All of the outstanding common stock of IPALCO is owned by AES, and as a result is not listed for trading on any stock exchange.

Dividends. During 2006 and 2005, we paid dividends to AES totaling $92.5 million and $110.5 million, respectively. Future distributions will be determined in the discretion of the Board of Directors of IPALCO and will depend primarily on dividends received from IPL and such other factors as the Board of Directors of IPALCO deems relevant. Please refer to the Liquidity and Capital Resources section of Item 7 of this report for a discussion of limitations on dividends from IPL. In order for us to make any dividend payments to AES, we must, at the time and as a result of such dividends, either maintain certain credit ratings on our $750 million of Senior Secured Notes or be in compliance with leverage and interest coverage ratios contained in the Indenture for our $750 million of Senior Secured Notes. We do not believe this requirement will be a limiting factor in paying dividends in the ordinary course of prudent business operations.

Item 6. Selected Financial Data

The following table presents our selected consolidated financial data. This data should be read in conjunction with our audited consolidated financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The "Results of Operations" discussion in "Management's Discussion and Analysis of Financial Condition and Results of Operations" addresses significant fluctuations in operating data. IPALCO is a wholly-owned subsidiary of AES and therefore does not report earnings or dividends on a per-share basis. Other data that management believes is important in understanding trends in IPALCO's business is also included in this table.

                                                                Year Ended December 31,
                                            ----------------------------------------------------------------
                                                2006        2005         2004         2003         2002
                                            ----------------------------------------------------------------
                                                                   (IN THOUSANDS)
Operating Data:
Total utility operating revenues             $1,032,051     $951,079     $885,473     $838,165     $823,078
Utility operating income                        179,503      208,728      214,334      186,583      200,586
Allowance for funds used during
  construction                                    5,350        3,646        3,769        6,539        5,738
Net income                                       92,416      113,929      124,994      103,265      124,946

Balance Sheet Data (end of period):
Utility plant - net                           2,248,045    2,165,391    2,142,852    2,096,563    2,028,144
Total assets                                  2,807,965    2,573,156    2,473,919    2,397,810    2,360,169
Common shareholder's deficit(1)                 (50,682)    (126,401)    (108,082)    (121,778)     (92,449)
Cumulative preferred stock of subsidiary         59,135       59,135       59,135       59,135       59,135
Long term debt (less current maturities)      1,481,516    1,443,316    1,502,064    1,482,011    1,372,006
Long-term capital lease obligations               1,546        2,401        4,148          747           --

Other Data:
Utility capital expenditures                    195,009      112,207      163,540      145,836      110,270

(1) Upon the application of FASB Statement 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)", IPALCO reclassified $72.1 million from Accumulated Other Comprehensive Loss to Regulatory Assets for 2006.

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

Introduction

IPALCO is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is IPL, a regulated utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America, is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech, a venture capital fund, with a recorded value of $6.4 million as of December 31, 2006. Our business segments are electric and "all other."

IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 465,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. More than 99% of the total electricity produced by IPL was generated from coal in each of 2004, 2005, and 2006. Natural gas and fuel oil combined to provide the remaining kWh generation (primarily for peaking capacity). IPL's net electric generation capability for winter and summer is 3,400 and 3,282 megawatts, respectively. Our corporate mission is to serve our customer's needs for electric power in ways that provide exceptional value to our customers, shareholders, people and communities.

The most important matters on which we focus in evaluating our financial condition and operating performance and allocating our resources include: (i) recurring factors which have significant impacts on operating performance such as; regulatory action, environmental matters, weather and weather-related damage in our service area, the wholesale price of electricity, generating unit availability and capacity, and the local economy; (ii) our progress on performance improvement strategies designed to maintain high standards in several operating areas (including safety, environmental, reliability, and customer service) simultaneously; and (iii) our short-term and long- term financial and operating strategies. For a discussion of how we are impacted by regulation and environmental matters, please see Regulatory Matters and Environmental Matters later in this section.

Weather and weather-related damage in IPL's service area. Extreme high and low temperatures in IPL's service area have a significant impact on revenues as many of our retail customers use electricity to power air conditioners, electric furnaces and heat pumps. To illustrate, during the third fiscal quarter of 2006, when IPL's service territory experienced an 18% decrease in cooling degree days as compared to the same period in 2005, we realized a $9.1 million, or 3.9%, decrease in net retail revenues (excluding fuel and environmental cost recovery revenue), primarily due to the lower summer temperatures. In addition, because extreme temperatures have the effect of increasing demand for electricity, the wholesale price for electricity generally increases during periods of extreme hot or cold weather and, therefore, if we have available capacity not needed to serve our retail load, we can generate additional income by selling power on the wholesale market (see below).

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, which can cause power outages, which reduces revenues and increases repair costs.

Wholesale price of electricity. At times, we will purchase power on the wholesale markets, and at other times we will have electric generation capacity available for sale on the wholesale market in competition with other utilities and power generators. During the past five years, wholesale revenues represented 5.4% of our total electric revenues. Our ability to compete in the wholesale market for the sale of its excess generation is dependent on the price, terms and conditions of the sale. The price of wholesale power can be volatile and therefore our revenues from wholesale sales can fluctuate significantly from year to year. The weighted average price of wholesale kWhs we sold decreased approximately 18% in 2006 as compared to 2005.

In 2005, the Midwest ISO's Midwest Market Initiative changed IPL's interface with the wholesale energy markets, particularly with respect to day-ahead and real-time transactions. See also, "Industry Changes" for information about our participation in the Midwest ISO that impacts both revenues and costs associated with IPL's energy service to its utility customers beginning in 2005.

Generating unit availability and capacity. Currently, IPL's plants generally have enough capacity to meet the needs of IPL's retail customers when all of its units are available. As described above, IPL can, at times, generate additional revenues by selling excess energy on the wholesale market when prices are favorable to do so. From time to time, IPL must shut generating units down to perform maintenance or repairs. Generally, maintenance is scheduled during the spring and fall months when demand for power is lowest. Occasionally, it is necessary to shut units down for maintenance or repair during periods of high power demand. In addition, occasionally during periods of peak demand, IPL's coal-fired generating capacity is not available or sufficient to meet its retail load. On these occasions, IPL may generate power using more costly gas or oil fired generating units or purchase power on the wholesale market to meet its retail demand. This can cause a loss of wholesale revenues and increased operating costs.

Local economy. Increases in commercial and industrial production levels in IPL's service area generally lead to increased use of electricity. During 2006, 41% of our revenues came from large commercial and industrial customers. During the past 10 years, IPL's retail kWh sales have grown at a compound annual rate of 1.0%.

Performance improvement program. Our objective is to achieve top industry performance in the United States by focusing on performance in seven key areas: safety, the environment, customer service, reliability (production and delivery), financial performance (retail rates and shareholder value), employee loyalty and community leadership and by balancing them in a way and to a degree necessary to ensure a sustainable level of excellence in all these areas simultaneously as compared to our peers. We monitor our performance in these areas, and where practical and meaningful, compare performance in some areas to peer utilities. We have implemented numerous initiatives designed to help us meet our performance goals. The 2006 results were at or better than target in safety, environmental, and customer satisfaction.  The 2006 performance in reliability was worse than target due, in part, to an unusually active storm season and an increase in power plant outages.  Performance is evaluated on an ongoing basis.  A number of new performance improvement initiatives have been developed and implemented.

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

Critical Accounting Estimates

General. We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period presented. Therefore, the possibility exists for materially different reported amounts under different conditions or assumptions. Significant accounting policies used in the preparation of the consolidated financial statements in Item 8 of this Form 10-K are described in Note 2, "Significant Accounting Policies" thereto. This section addresses only those accounting policies involving amounts material to our financial statements that require the most estimation, judgment or assumptions and should be read in conjunction with Note 2, "Significant Accounting Policies" to the Consolidated Financial Statements of IPALCO.

Regulation. As a regulated utility, IPL applies the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation," which gives recognition to the ratemaking and accounting practices of the IURC and the FERC. In accordance with SFAS No. 71, IPL has recognized as regulatory assets, deferred costs totaling $324.9 million that have been included as allowable costs for ratemaking purposes, as authorized by the IURC or established regulatory practices. Specific regulatory assets are disclosed in Note 5, "Regulatory Assets" to the Consolidated Financial Statements of IPALCO. The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific Orders from the IURC, regulatory precedent and the current regulatory environment. To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period earnings. IPL's regulatory assets have been created pursuant to a specific Order of the IURC or established regulatory practices.

Revenue Recognition. Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, we estimate line losses on a monthly basis. The effect on 2006 revenues and ending unbilled revenues of a one percentage point increase and decrease in the estimated line losses for the month of December 2006 is ($0.3 million) and $0.3 million, respectively. At December 31, 2006 and 2005, customer accounts receivable include unbilled energy revenues of $41.8 million and $44.8 million on a base of annual revenue of $1.0 billion and $951.1 million, respectively.

A FAC provision, which is established after public hearing, applies to most of IPL's rate schedules and permits the billing or crediting of estimated fuel costs above or below the estimated levels included in IPL's basic rates and charges. Actual fuel costs in excess of or under estimated fuel costs billed are deferred or accrued, respectively. IPL files quarterly with the IURC for fuel cost adjustments.

Pension Costs. Approximately 91% of IPL's active employees are covered by the Employees' Retirement Plan of Indianapolis Power & Light Company ("Defined Benefit Pension Plan"); as well as, the Employees' Thrift Plan of Indianapolis Power & Light Company ("Thrift Plan"). The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 9% of active employees are covered by the AES Retirement Savings Plan ("RSP Plan"). The RSP Plan is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP Plan, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plans. As a result of the membership of the IBEW clerical-technical unit ratifying a new four-year labor agreement with IPL in March 2007, IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but will receive an annual lump sum company contribution into the Thrift plan. This lump sum contribution is in addition to the company match of participant contributions of up to 5% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Reported expenses relevant to the Defined Benefit Pension Plan are dependant upon numerous factors resulting from actual plan experience and assumptions of future experience, including the performance of plan assets and actual benefits paid out in future years. Pension costs associated with the Defined Benefit Pension Plan are impacted by the level of contributions made to the plan, earnings on plan assets and employee demographics, including age, job responsibilities and employment periods. Changes made to the provisions of the Defined Benefit Pension Plan may impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the corporate bond discount rates used in determining the projected benefit obligation and pension costs. Pension expense, net of amounts capitalized, for the years ended December 31, 2006, 2005, and 2004 was $12.6 million, $6.8 million and $5.6 million, respectively.

The Pension Protection Act of 2006 ("Act"), which contains comprehensive pension funding reform legislation, was enacted into law during the third quarter of 2006. The pension funding provisions are effective January 1, 2008. The Act requires plans that are less than 100% funded to fully fund any funding shortfall in amortized level installments over seven years, beginning in the year of the shortfall. Then, each year thereafter, if the plan's underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. IPL's total underfunded pension liability was approximately $123.0 million as of December 31, 2006. In addition to the amortized level installments, IPL must also contribute an amount equal to the service cost earned by active participants during the plan year.  The service cost is currently about $6 million per year. The Act contains special accelerated provisions for plans that are determined to be "at risk". IPL plans to fund to levels to avoid the "at risk" status. For funding purposes, the Defined Benefit Pension Plan will be exempt from any required funding during 2007. At this time, IPL does not intend to make any contributions to the Defined Benefit Pension Plan during 2007. However, management will continue to review possible funding scenarios throughout 2007. The Supplemental Retirement Plan is not projected to have any contributions; however, depending on the return on assets, contributions may be required in December 2007. If funding is required, the amount is not expected to be material.

IPL's funding policy for the Defined Benefit Pension Plan and the Supplemental Retirement Plan ("the Pension Plans") is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes, with the plan to avoid the "at risk" status and to meet targeted funding levels necessary to qualify under standards of the PBGC for exemption from certain administrative requirements. In September, 2006, IPL made a $37 million cash contribution to the Defined Benefit Pension Plan. In addition, IPL funded $0.2 million into the Supplemental Retirement Plan earlier this year to satisfy a participant lump sum election.

Pension plan assets consist of investments in domestic and international equities, fixed income securities, alternative investments (currently real estate and hedge funds), and cash. Differences between actual portfolio returns and expected returns may result in increased or decreased pension costs in future periods. Pension costs are determined as of the plan's measurement date of November 30. Per SFAS 158, IPL must change its measurement date from November 30 to December 31 on or before December 31, 2008. IPL is currently evaluating the timing of moving to a December 31 measurement date. Pension costs are determined for the following year based on the market value of pension plan assets, a discount rate used to determine the projected benefit obligation and the expected long- term rate of return on plan assets. For 2006, we determined expense using a discount rate of 5.81% and an assumed long-term rate of return on plan assets of 8.0%.

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

In establishing our expected long-term rate of return assumption, we utilize a methodology which employs the practice of using a "risk premium building block" approach as the framework. This approach involves using historical performance data to first determine the return differential between a particular asset class and a less risky base index (i.e., the added return provided to investors as compensation for assuming added risk), then applying that premium to the estimate of the base index's future long-term return. The expected future weighted-average returns for each asset class based on the target asset allocation are taken into account.

The process begins by calculating the long-term return estimate for cash, or the "risk-free rate." This is the foundation for the building block methodology. Then a long-term inflation rate is estimated based upon certain economic assumptions. For each asset class, the historical annualized return of the asset class is determined, then reduced by the historical annualized return of cash during the same time period, which represents the historical "risk premium." This calculated risk premium is then added to the long-term return estimate for cash. The calculated estimate is then adjusted to take into account current market conditions and expectations. We hire an investment consultant to determine the expected long-term rate of return employing the methodology detailed above.

We hire an actuary to conduct an independent analysis of the long-term rate of return on pension assets to validate the results of the "risk premium building block" methodology. As of the November 30, 2006 actuarial valuation, we lowered the discount rate from 5.81% to 5.63% and the expected long-term rate of return on assets remained constant at 8.00%. These assumptions affect the pension expense determined for 2007. The effect on 2007 total pension expense of a one percentage point increase and decrease in the assumed discount rate is ($4.2 million) and $4.3 million, respectively. The effect on 2007 total pension expense of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is ($3.9 million) and $3.9 million, respectively.

Impairment of Long-lived Assets. Accounting principles generally accepted in the United States of America require that we measure long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of IPL's utility plant assets was $2.2 billion at December 31, 2006. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional investment in the assets, such as NOx expenditures; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

Income Taxes. We are subject to federal and state of Indiana income taxes. Our income tax provision requires significant judgment and is based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. We regularly assess the potential outcome of tax examinations when determining the adequacy of our income tax provisions by considering the technical merits of the filing position, case law, and results of previous tax examinations. Tax reserves have been established, which we believe to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While we believe that the amount of the tax reserves is reasonable, it is possible that the ultimate outcome of future examinations may exceed current reserves in amounts that could be material. A range of these amounts cannot be reasonably estimated as of December 31, 2006.

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

The year ended December 31, 2006 as compared to the year ended December 31, 2005

Utility Operating Revenues

Utility operating revenues increased in 2006 from the prior year by $81.0 million, which resulted from the following changes (dollars in thousands):

                                   2006         2005               Percentage
Utility Operating Revenues       Revenues     Revenues    Change     Change
                               ------------  ---------- ---------- ----------
Retail Revenues                   $948,923    $880,479    $68,444        7.8%
Wholesale Revenues                  60,448      53,326      7,122       13.4%
Miscellaneous Revenues              22,680      17,274      5,406       31.3%
                               ------------  ---------- ----------
Total Utility
 Operating Revenues             $1,032,051    $951,079    $80,972        8.5%
                               ============  ========== ==========
Heating Degree Days                  4,730       5,251       (521)      -9.9%
Cooling Degree Days                  1,045       1,306       (261)     -20.0%

The 7.8% increase in retail revenues was primarily due to a 10.9% increase in the weighted average price per kWh sold (approximately $95.6 million) offset by a 2.8% decrease in the quantity of kWh sold ($27.2 million). The price variance is primarily the result of an $81.2 million increase in fuel costs charged to retail customers through the FAC proceedings and a $5.2 million increase in costs recovered from our retail customers associated with our NOx compliance construction program. In addition, our declining block rate structure generally provides for residential customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes decline, the weighted average price per kWh increases. The quantity decrease is primarily due to a 20.0% decrease in cooling degree days and a 9.9% decrease in heating degree days during the comparative periods.

The 13.4% increase in wholesale revenues is primarily due to a 37.7% increase in the quantity of kWh sold ($16.6 million) offset by a 17.7% decrease in the weighted average price per kWh sold ($9.4 million). The increase in the quantity of kWh sold for wholesale is primarily due to a decrease in the quantity of kWhs sold for retail, which allowed for more kWhs to be sold on the wholesale market, partially offset by a decrease in available generating capacity as a result of the timing and duration of outages. The quantity of wholesale kWh sales is impacted primarily by the ability of our generation to be dispatched by the Midwest ISO at wholesale prices that are above our variable costs and the amount of electricity we have available to sell in the wholesale market. Our ability to be dispatched in the Midwest ISO market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability.

The $5.4 million increase in miscellaneous revenues is primarily due to a $3.5 million gain from exchanging 2,510 vintage 2007 SO2 air emission allowances for 2,500 vintage 2005 SO2 air emission allowances during the first quarter of 2006 and a $2.0 million increase in Midwest ISO transmission revenues, which is offset by a $3.3 million increase in Midwest ISO transmission expenses, as described below. The gain on emissions allowances results from exchanging allowances that were granted to us by the Environmental Protection Agency ("EPA") at no charge and recorded at cost, which is zero, for allowances that are recorded at fair market value.

Utility Operating Expenses

The following table illustrates the primary operating expense changes from 2005 to 2006 for IPALCO (in millions):

2005 Operating Expenses                                    $742.4
 Change in deferred fuel costs                               73.3
 Increase in fuel costs                                      16.5
 Increase in other operating expenses                        20.1
 Increase in maintenance expenses                            10.2
 Decrease in purchased power expense                        (11.9)
 Other miscellaneous variances                                1.9
                                                    --------------
2006 Operating Expenses                                    $852.5
                                                    ==============

The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL's FAC and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into expense in the same period that IPL's rates are adjusted. While the quantity of coal consumed increased only 0.3% from 2005 to 2006, the average price per ton increased 12.0% or $23.6 million in the aggregate. Coal prices are primarily affected by the supply and demand of fossil fuels as well as coal transportation costs. Partially offsetting this increase is a $4.1 million decrease in the quantity and a $2.6 million decrease in the price of natural gas consumed.

The increase in other operating expenses is primarily due to increases in emissions allowance expense ($5.7 million), wages and employee benefits ($5.5 million), Midwest ISO transmission expenses ($3.3 million) and consulting fees and other contract labor ($1.6 million) and other miscellaneous items. Emissions allowance expense increased in 2006, compared to 2005, because we purchased a greater portion of our allowance needs in the market. We are allocated SO2 environmental air emission allowances each year by the EPA at no cost. During 2006, we purchased an additional 20,100 SO2 allowances at a total cost of $16.3 million. We account for emission allowances as intangible assets and record expenses for allowances using a FIFO method. Therefore, we do not recognize emission allowance expense until we use up all of the allowances allocated to us from the EPA. On June 24, 2006, we enhanced existing clean coal technology, which is helping to reduce our SO2 emissions and therefore help to reduce future emissions costs. In addition, we expect to place another clean coal technology project in service in late 2007 to further reduce emissions. The increase in wages and employee benefits includes a $5.7 million increase in pension and other post retirement benefits primarily due to increased service and interest costs ($3.5 million) and increased net loss amortization ($2.1 million). The increase in consulting fees and other contract labor consists primarily of increased legal costs to defend outstanding litigation and consulting fees related to remediation efforts with respect to deferred income taxes and the related regulatory asset balances (see Item 4 Controls and Procedures).

The increase in maintenance expenses is primarily due to a scheduled outage on one of our large base load coal fired units that coincided with a project to enhance environmental emission technology to significantly reduce emissions as part of IPL's clean coal technology projects. Purchased power expense decreased $11.9 million primarily due to a 19.7% decrease in the market price of purchased power and a 4.2% decrease in the volume of power purchased during the comparative periods. The decreased price of purchased power ($9.7 million) is influenced by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased.

Other Income and Deductions

Other income and deductions increased from income of $22.3 million in 2005 to income of $32.9 million in 2006. Included in this increase is a $9.3 million increase in the income tax benefit, primarily due to the changes in previously recorded tax contingency reserves.

Interest and Other Charges

Interest and other charges increased $2.9 million for the year ended December 31, 2006 from the same period in 2005. This increase is primarily due to interest paid related to increased borrowings on our credit facility ($3.2 million), partially offset by a $1.2 million increase in the allowance for borrowed funds used during construction.

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

The 7.7% increase in retail revenues was primarily due to a 3.7% increase in the quantity of retail kWhs sold ($31.8 million) and a 3.8% increase in the weighted average price per kWh sold (approximately $31.4 million). The quantity increase is primarily due to a 37.2% increase in cooling degree days during the comparative periods, and because we increased our retail customer base by approximately 4,300 customers or 0.9% during 2005. The price variance is primarily the result of an increase in costs IPL recovered from our retail customers associated with our NOx compliance construction program ($18.7 million) and a $14.4 million increase in fuel costs charged to retail customers through the FAC proceeding (see below).

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
                                                    ==============

As described above, the deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL's FAC and actual fuel and purchased power costs. The increases in purchased power and fuel costs are partially offset by the deferred fuel adjustment, which is included in "Fuel" on the accompanying consolidated statements of income. Purchased power expense increased primarily due to an increase in the market price of purchased power, which is influenced by changes in delivered fuel prices (primarily natural gas) and the price of environmental emission allowances, as well as the supply of electricity and demand for electricity. Fuel costs increased primarily due to the increase in the average price of fuel consumed and because we produced a greater portion of our electricity during 2005 using peaking unit resources as a result of higher electricity demand primarily caused by average temperatures in the third quarter of 2005 being significantly higher than the same period in 2004.

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

Other income and deductions decreased from income of $28.2 million in 2004 to income of $22.3 million in 2005. Included in this decrease is a $5.7 million decrease in the income tax benefit, primarily due to the changes in previously recorded tax contingencies, and a $0.9 million gain on the sale of non-core real estate assets in 2004.

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

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of $8.6 million and highly liquid short-term investments of $1.6 million. We also had $31.7 million of restricted cash held by a trustee to be made available to IPL as funds are invested on certain qualifying environmental facilities. As of December 31, 2006, we also have available borrowing capacity of $33.6 million under our $109.4 million committed credit facility after outstanding borrowings of $75.0 million and existing letters of credit. All long-term borrowings by IPL must first be approved by the IURC and the aggregate amount of IPL's short-term indebtedness must be approved by FERC. IPL has approval from the IURC to refinance $80 million 7 3/8% first mortgage bonds due 2007. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2008. However, we also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

Historical Cash Flow Analysis

Our principal sources of funds in 2006 were net cash provided by operating activities of $273.5 million, net proceeds of approximately $257.8 million from the sale of IPL first mortgage bonds and net borrowings on our lines of credit of $22.7 million. Net cash provided by operating activities is net of cash paid for interest of $114.0 million and pension funding of $37.2 million. The principal uses of funds in 2006 included capital expenditures of $195.0 million, dividends to AES of $92.5 million, and the retirement of $201.5 million of first mortgage bonds. We believe our future principal uses of net cash provided by operating activities, net of required pension contributions, will be capital expenditures and distributions to our parent, AES.

Capital Requirements

Capital Expenditures

IPL's construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. IPL's capital expenditures totaled $195.0 million and $112.2 million in 2006 and 2005, respectively. The increase is primarily related to increased expenditures on technology designed to reduce environmental emissions related to IPL's clean coal technology projects. Construction expenditures in 2006 were financed with internally generated cash provided by operations, borrowings on our credit facilities, and $28.5 million in draws from the construction fund associated with the issuance in September 2006 of $60 million first mortgage bonds. Our capital expenditure program for the three-year period 2007-2009 is currently estimated to cost approximately $500 million. It includes approximately $149 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $172 million for construction projects designed to reduce SO2 and mercury emissions; $94 million for power plant related projects; $81 million for investments associated with additional generation and $4 million for other miscellaneous equipment and furniture. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions are recoverable through jurisdictional retail rate revenue as part of IPL's CCT projects, subject to regulatory approval. Capital expenditures are financed with a combination of internally generated funds and short-term and long- term borrowings. See "Regulatory Matters - Clean Coal Technology Filings" below, regarding the IURC ratemaking treatment providing for recovery of our NOx, SO2 and mercury emissions compliance costs.

On March 5, 2007, IPL filed a petition with the IURC for approval of, or a declination of jurisdiction over, IPL's plans to acquire a combustion turbine owned by DTE Georgetown, LP, which is a wholly owned subsidiary of DTE Georgetown Holdings, Inc. ("Holdings") and DTE Energy Services Inc. ("Services"), pursuant to a purchase and sale agreement entered into with Holdings and Services on February 22, 2007. The turbine has a nominal nameplate capacity of 80 megawatts and is located at IPL's Georgetown substation. The acquisition is contingent upon receiving the necessary regulatory approvals.

Contractual Cash Obligations

Our non-contingent contractual obligations as of December 31, 2006 are set forth below:

                                                       Payment due
                                                      (in millions)

                                  2007      2008      2009     2010      2011    Thereafter   Total
                               ---------- --------- -------- --------- --------- ---------- ----------
Long-term debt, including
  current maturities              $155.0    $375.0       --        --    $375.0     $732.7   $1,637.7
Capital lease obligations            1.0       0.9      0.5       0.2        --         --        2.6
Operating lease obligations          1.0       1.0      0.4       0.1        --         --        2.5
Interest obligations (1)           108.0     100.8     73.2      73.2      73.2      641.4    1,069.8
Purchase obligations (2):
  Coal, gas and related
    transportation                 170.6     164.1    104.6      49.1      48.5       38.1      575.0
  Construction related              81.0        --       --        --        --         --       81.0
  Other                              6.7       6.1      6.1       6.3       6.5       38.6       70.3
Pension (3)                           --        --       --        --        --         --         --
                               ---------- --------- -------- --------- --------- ---------- ----------
Total                             $523.3    $647.9   $184.8    $128.9    $503.2   $1,450.8   $3,438.9
                               ========== ========= ======== ========= ========= ========== ==========
  Represents interest payment obligations related to fixed and variable rate debt. Interest related to variable rate debt is calculated using the rate in effect at December 31, 2006.
  We have not included purchase orders or normal purchases for goods or services: (1) for which there is not also an enforceable contract; or (2) which does not specify all significant terms, including fixed or minimum quantities. We have not included contractual commitments that can be terminated by us without penalty on notice of 90 days or less.
  IPL does not intend to make any contributions to the Defined Benefit Pension Plan during 2007. For years 2008 and thereafter, see "Pension Plans" below for further discussion.

Distributions

All of our outstanding common stock is held by AES. During 2006 and 2005, we paid $92.5 million and $110.5 million, respectively, in dividends to AES. Future distributions will be determined in the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL's actual results of operations, cash flows, financial condition, capital requirements, regulatory considerations, and such other factors as IPL's board of directors deems relevant.

Pension Plans

Total cash contributed to the Defined Benefit Pension Plan and Supplemental Retirement Plan (the "Pension Plans") was $37.2 million in 2006 and $17.6 million in 2005.

The Pension Protection Act of 2006 ("Act"), which contains comprehensive pension funding reform legislation, was enacted into law during the third quarter of 2006. The pension funding provisions are effective January 1, 2008. The Act requires plans that are less than 100% funded to fully fund any funding shortfall in amortized level installments over seven years, beginning in the year of the shortfall. Then, each year thereafter, if the plan's underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. IPL's total underfunded pension liability was approximately $123.0 million as of December 31, 2006 ($121.3 million Defined Benefit Pension Plan liability; $1.7 million Supplemental Retirement Plan liability). In addition to the amortized level installments, IPL must also contribute an amount equal to the service cost earned by active participants during the plan year.  The service cost is currently about $6 million per year. The Act contains special accelerated provisions for plans that are determined to be "at risk". IPL plans to fund to levels to avoid the "at risk" status. For funding purposes, the Defined Benefit Pension Plan will be exempt from any required funding during 2007. At this time, IPL does not intend to make any contributions to the Defined Benefit Pension Plan during 2007. However, management will continue to review possible funding scenarios throughout 2007. The Supplemental Retirement Plan is not projected to have any contributions; however, depending on the return on assets, contributions may be required in December 2007. If funding is required, the amount is not expected to be material.

IPL's funding policy for the Defined Benefit Pension Plan and the Supplemental Retirement Plan ("the Pension Plans") is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes, with the plan to avoid the "at risk" status and to meet targeted funding levels necessary to qualify under standards of the PBGC for exemption from certain administrative requirements. In September, 2006, IPL made a $37 million cash contribution to the Defined Benefit Pension Plan. In addition, IPL funded $0.2 million into the Supplemental Retirement Plan earlier this year to satisfy a participant lump sum election. Pension plan assets consist of investments in domestic and international equities, fixed income securities, alternative investments (currently real estate and hedge funds), and cash. See "Critical Accounting Estimates" for a discussion of pension legislation issues.

Capital Resources

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

While we believe that our sources of liquidity will be adequate to meet our needs, this belief is based on a number of material assumptions, including, without limitation, assumptions about weather, economic conditions, our credit ratings and those of AES and IPL, regulatory constraints, environmental regulation and pension obligations. If and to the extent these assumptions prove to be inaccurate, our sources of liquidity may be affected. Moreover, changes in these factors or in the bank or other credit markets could reduce available credit or our ability to renew existing credit or liquidity facilities on acceptable terms. The absence of adequate liquidity could adversely affect our ability to operate our business, and our results of operations and financial condition.

Indebtedness and Financing Authority

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

On September 27, 2006, the Indiana Finance Authority ("IFA") issued on behalf of IPL $40 million principal amount of 4.55% insured first mortgage bonds due 2024, the proceeds of which were loaned to IPL and were held in escrow by the trustee until used on December 1, 2006 to call at par $40 million principal amount of 6 5/8% first mortgage bonds due 2024.

On September 27, 2006, the IFA also issued on behalf of IPL $60 million principal amount of insured first mortgage auction rate bonds due 2041, the proceeds of which were placed with the trustee to be made available to IPL as funds are invested on certain qualifying environmental facilities. Through December 31, 2006, IPL has drawn down $28.5 million of such proceeds. The remaining proceeds are reflected on the accompanying consolidated balance sheets as restricted cash at December 31, 2006. The interest rate is adjusted based upon a 7-day auction period and was 3.8% on December 31, 2006.

On October 6, 2006, IPL issued $158.8 million of first mortgage bonds, 6.05% Series, due 2036. The net proceeds from this offering, together with other available cash, were used to effect the repayment upon maturity of IPL's 8% Series first mortgage bonds, due October 2006 in the principal amount of $58.8 million and to redeem IPL's 7.05% Series first mortgage bonds, due 2024 in the principal amount of $100 million in November 2006, as well as $2.7 million of redemption premiums associated with the 7.05% Series redemption.

On January 31, 2007 IPL filed a financing petition with the IURC requesting, among other things, authority to issue debt in an amount not to exceed $85 million at various times throughout the period ending December 2008 to fund a portion of its construction program and other corporate purposes We have reached an agreement with the Indiana Office of Utility Consumer Counselor on a proposed order which was presented to the IURC at the evidentiary hearing on April 9, 2007. We are now awaiting the issuance of a final Order.

See Note 7, "Indebtedness and Restricted Cash" to the Consolidated Financial Statements of IPALCO in "Item 8. Financial Statements and Supplementary Data" for additional information regarding indebtedness.

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on the IPALCO Notes and IPL's credit facilities (as well as the amount of certain other fees on the credit facilities) are dependent upon the credit ratings of IPALCO and IPL, respectively. In the event IPL's credit ratings are downgraded or upgraded, the interest rates and certain other fees charged to IPL could increase, or decrease, respectively. However, on the IPALCO Notes, the applicable interest rate can not increase any further, but upgrades in IPALCO's credit ratings can decrease the interest rates charged on the IPALCO Notes. Downgrades in the credit ratings of AES would likely result in IPL's and/or IPALCO's credit ratings being downgraded. In October 2006, Fitch Ratings affirmed the credit ratings of IPL and IPALCO and in July 2006, Moody's Investors Service, Inc. upgraded the credit ratings of IPL, but these upgrades did not impact any of our interest rates. We cannot predict whether our current credit ratings or the credit ratings of IPL will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency.

The credit ratings of IPALCO and IPL as of April 16, 2007 are as follows:

                                                           Standard & Poors
                                                  Moody's        (S&P)           Fitch
                                                 --------- ----------------- -------------
IPALCO Senior Secured Notes                         Ba1           BB-            BBB-
IPL Issuer Rating/Corporate
  Credit Rating/Long Term Issue Default Rating     Baa2           BB+            BBB-
IPL Senior Secured                                 Baa1          BBB-            BBB+
IPL Senior Unsecured                                 -            BB-             BBB

A security rating is not a recommendation to buy, sell or hold securities. The rating may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Related Party Transactions

In June 2004, IPL entered into an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits, in which AES and other AES subsidiaries also participate. Health and Welfare Benefit Plans LLC will administer the financial aspects of the group insurance program, receive all premium payments from the participating affiliates, and make all vendor payments. The cost of coverage under this program, which began August 1, 2004, was approximately $19.4 million, $19.2 million and $5.6 million in 2006, 2005 and 2004, respectively and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2006, we had no prepaid coverage under this plan. As of December 31, 2005 we had prepaid approximately $1.5 million for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying consolidated balance sheets.

Effective September 1, 2003, IPALCO and IPL entered into a property insurance program in which AES and other AES subsidiaries also participate. The program includes a policy issued by a third party insurance company for funding losses of the participants up to a total aggregate amount of $20 million. Funds to pay claims within this limit will be derived from premiums paid to this third party carrier by the participants and will be deposited into a trust fund owned by AES Global Insurance Company, a wholly-owned subsidiary of AES, but controlled by the third party carrier. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence. The cost of coverage under this program was approximately $3.1 million, $2.8 million, and $3.0 million in 2006, 2005, and 2004, respectively and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2006 and 2005, we had prepaid approximately $1.7 million and $1.5 million, respectively, which is recorded in Prepayments and other current assets on the accompanying consolidated balance sheets.

In the third quarter of 2006, IPL purchased, in arm's length transactions, 3,200 SO2 vintage 2006 air emissions allowances at the then current market price, for a total of $2.0 million from a wholly-owned subsidiary of AES.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income. IPALCO had estimated income tax payments in excess of estimated year-end liabilities which were applied to the following year's income tax liabilities under this agreement of $8.6 million and $16.2 million as of December 31, 2006, and December 31, 2005, respectively. These amounts are recorded in Net income tax refunds receivable on the accompanying consolidated balance sheets.

Inflation

Our exposure to fluctuations in the price of coal and purchased power is generally limited because IURC regulations generally provide for the recovery of fuel and purchased power costs (up to a benchmark) in the ordinary course of prudent business operations related to serving IPL's jurisdictional customers. This recovery is accomplished through a fuel cost adjustment filing with the IURC. (See -Regulatory Matters-Retail Ratemaking for details.) However, unforeseen increases in fuel and purchased power prices have affected our liquidity in recent years. During 2005, our deferred fuel asset grew from $8,000 to $39.8 million as a result of underbilled fuel and purchased power expenses. Most of these costs were recovered in 2006 as the asset decreased to $0.5 million by the end of 2006.

Over the last three years, the demand for certain raw materials, including steel, copper and other commodities have escalated at rates well above the consumer price index and as a result, prices for these materials have increased as well. These and other raw materials serve as inputs to many operating and maintenance processes fundamental to the electric utility industry and price increases have impacted our liquidity by increasing environmental capital expenditures for which we intend to seek recovery. To date, this escalation has been partially mitigated through strong sourcing and work management practices. However, such costs have in the past and are likely to continue to impact results of operations.

In addition, inflationary rates in other operating costs, such as the price of SO2 emissions allowances and the cost of healthcare provided to employees have impacted our liquidity and financial condition in recent years.

Sales of Accounts Receivable

IPL formed IPL Funding Corporation ("IPL Funding") in 1996 as a special-purpose entity to purchase retail receivables originated by IPL pursuant to a receivables sale agreement entered into with IPL. At the same time, IPL Funding entered into a purchase facility (the "Purchase Facility") with unrelated parties (the "Purchasers") pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million, of interests in the pool of receivables purchased from IPL. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold up to a maximum of $50.0 million, as permitted by the Purchase Facility. During 2006, the Purchase Facility was extended through May 29, 2007. IPL Funding is included in the consolidated financial statements of IPL. Accounts receivable on the accompanying consolidated balance sheets of IPALCO are stated net of the $50 million sold.

The losses recognized on the sales of receivables were $2.9 million, $2.1 million and $1.1 million for 2006, 2005 and 2004, respectively. These losses are included in Other operating expense on the consolidated statements of income. The amount of the losses recognized depends on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and the proceeds received.

IPL and IPL Funding provide certain indemnities to the Purchasers, including indemnification in the event that there is a breach of representations and warranties made with respect to the purchased receivables. IPL Funding and IPL each have agreed to indemnify the Purchasers on an after- tax basis for any and all damages, losses, claims, liabilities, penalties, taxes, costs and expenses at any time imposed on or incurred by the indemnified parties arising out of or otherwise relating to the purchase facility, subject to certain limitations as defined in the Purchase Facility.

Under the Purchase Facility, if IPL fails to maintain certain financial covenants regarding interest coverage and debt-to-capital ratios, it would constitute a "termination event." IPL is in compliance with such covenants.

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

Dividend and Capital Structure Restrictions

IPL's mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL's ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2006, exceeded IPL's retained earnings at that date. In addition, pursuant to IPL's articles, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends under the terms of its credit facilities if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before interest and taxes to interest expense of not less than 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .65 to 1, in order to pay dividends. As of December 31, 2006 and as of the filing of this report, IPL and IPALCO were in compliance with all financial covenants and no event of default existed.

IPALCO is also restricted in its ability to pay dividends under the terms of its Senior Secured Notes if it is not in compliance with certain financial covenants. These covenants require IPALCO to maintain a minimum ratio of earnings before taxes, interest, depreciation and amortization (EBITDA) to interest expense of not less than 2.5 to 1, and a ratio of total debt to total adjusted capitalization not in excess of .67 to 1, in order to pay dividends. As of December 31, 2006 and as of the filing of this report, IPALCO was in compliance with all financial covenants and no event of default existed.

IPL's amended articles of incorporation also require that, so long as any shares of preferred stock are outstanding, the net income of IPL, as specified in the articles, be at least one and one- half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding, and any proposed, preferred stock before any additional preferred stock is issued. The mortgage requires that net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. As of December 31, 2006, the requirements would not materially restrict IPL's ability to issue additional preferred stock or first mortgage bonds in the ordinary course of prudent business operations.

Regulatory Matters

General

IPL is a regulated public utility and is principally engaged in providing electric service to the Indianapolis metropolitan area. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from accounting methods required to be used by nonregulated entities.

IPL is subject to extensive regulation at both the federal and state level. IPL is substantially affected by the regulatory jurisdiction of the EPA and the FERC at the federal level; and the Indiana Department of Environmental Management ("IDEM") and the IURC at the state level. Other significant regulatory agencies affecting IPL include, but are not limited to, NERC Corporation, the U.S. Department of Labor and the Indiana Occupational Safety and Health Administration. The regulatory power of the IURC over IPL is both comprehensive and typical of the economic regulation generally imposed by state public utility commissions.

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

Retail Ratemaking

IPL's tariff rates for electric service to retail customers consist of basic rates and charges and various tracking mechanisms to reflect changes in fuel costs to generate electricity or purchased power prices, referred to as Fuel Adjustment Charges or "FACs," or for the timely recovery of costs incurred to comply with environmental laws and regulations, referred to as ECCRA. Each of these tariff rate components may be set and approved by the IURC in separate proceedings at different points in time. In addition, IPL has various customer choice plans that were approved by the IURC, including the Elect Plan as discussed herein. These components function somewhat independently of one another, but would all be subject to review at the time of any review of our basic rates and charges. For example, FAC proceedings occur on a quarterly basis; the ECCRA proceedings occur on a semi-annual basis and the Elect Plan expired at the end of 2006; except for the Green Power program which was extended through June 30, 2007 by a Stipulation and Agreement filed with the Commission on October 27, 2006. The Green Power option is not significant to our operations or financial condition. IPL last filed for a change in its basic rates and charges in 1994.

Basic Rates and Charges

IPL's basic rates and charges represent the largest component of the Company's annual revenues and are intended to allow us to collect the cost of providing service to our customers, including a fair return on the fair value of our assets. These basic rates and charges are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the staff of the IURC, the Indiana Office of Utility Consumer Counselor, as well as other interested consumer groups and customers. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years. In Indiana, basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual operating and maintenance expenditures, capital expenditures including those required by environmental regulations, fuel costs, generating unit availability, and purchased power costs can affect the return realized. IPL's basic rates and charges are subject to review by the IURC at any time.

Environmental Cost Recovery

IPL's ECCRA allows us to recover the costs, including a return, associated with certain investments we make in qualifying environmental compliance control facilities, to meet the NOx and SO2 emission limits imposed pursuant to the EPA's NOx State Implementation Plan ("SIP") call (see below) and the requirements under the Clean Air Interstate Rule and the Clean Air Mercury Rule. IPL may file a request for a change in its ECCRA no more often than once every six months.

Clean Coal Technology Filings

On November 14, 2002 and November 30, 2004, in response to petitions we filed, the IURC issued Orders approving expenditures for deployment of Clean Coal Technology. The November 14, 2002 Order approved the recovery of expenditures of approximately $260 million to install pollution control technology to reduce NOx emissions and recovery of the cost of NOx emissions allowances, when purchased to comply with environmental regulations restricting the emissions of NOx from IPL's generating units used to serve IPL's retail customers. The November 30, 2004 Order approved the recovery of up to $182 million of capital expenditures to install and/or upgrade pollution control technology to address required SO2 and mercury emissions reductions from our power plants and to reduce fine particulate pollution in the atmosphere. The IURC approved the ratemaking treatment applicable to qualified pollution control property to be recovered through an ECCRA. In addition, the Orders approved ratemaking treatment for such expenditures, including a return on the investment and recovery of depreciation and operation and maintenance expenses associated with these projects and granted IPL the authority to add the approved return on its environmental projects to IPL's authorized annual jurisdictional net operating income in subsequent FAC proceedings. Finally, the Orders provided for the periodic review of IPL's capital expenditures on these projects. During 2005 and 2006, we filed, in three separate petitions, requests for approval of $78.4 million of additional capital expenditures related to pollution control technology which were approved by the IURC. We believe these expenditures are necessary to reliably and economically achieve a level of emission reductions that complies with the EPA's SIP call, the Clean Air Interstate Rule and the Clean Air Mercury Rule that are discussed in more detail below. During the years ended December 31, 2006 and 2005, IPL invested approximately $94.3 million and $51.8 million, respectively, in such technology. We anticipate additional costs to comply with the Clean Air Interstate Rule and the Clean Air Mercury Rule and it is our intent to seek recovery of any additional costs. However, there can be no assurance that all costs will be recovered in rates.

Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income

IPL may apply to the IURC for a change in its fuel charge every three months to recover its estimated fuel costs, including the fuel portion of purchased power costs, which may be above or below the levels included in IPL's basic rates and charges. IPL must present evidence in each FAC proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power, or both, so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible.

Purchased power costs below an established benchmark are presumed to be recoverable energy costs. Under a settlement agreement amended and approved by the IURC in March 2007, which expires April 30, 2008, the benchmark for IPL is established prospectively each month based on the lesser of the prompt month price (futures settlement price on the last trading day of the current month for next month) for natural gas or No. 2 fuel oil. The settlement also generally provides for recovery of 85% of power purchased up to $700/MWh to replace capacity losses for certain full forced outages and environmental derates (unit impairment for environmental conditions) for power purchases up to the first 11% of IPL's total rated summer capacity in any hour and full recovery for power purchases exceeding 11% of IPL's total rated summer capacity in any hour.

In IPL's March 2006 FAC proceeding, a consumer advocacy group representing some of our industrial customers requested that a sub-docket be established to review our fuel costs. The hearing on this FAC was held on May 3, 2006 and IPL received an Order on May 24, 2006 approving the establishment of a sub-docket to review its fuel costs. Our recent FAC Orders approved FAC factors on an interim basis, subject to refund, due to the establishment of the sub-docket. To date, no procedural schedule for this proceeding has been established. We cannot predict what refunds, if any, may be required, or for what period of time.

During the second quarter of 2006, we received an Order from the IURC requiring us to return all Day Ahead Revenue Sufficiency Guarantee Distribution Amounts and Real-Time Revenue Sufficiency Guarantee First Pass Distribution Amounts ("RSG amounts") assessed by the Midwest ISO prior to December 9, 2005 charged to customers, or scheduled to be charged to customers, through the FAC (approximately $5.8 million). According to the Order, which expires on April 30, 2008, RSG amounts beginning December 9, 2005, may be recovered in IPL's FACs, subject to a benchmark. Based on established regulatory practices and Orders received by the IURC allowing deferral, we believe it is probable that all RSG amounts charged to us prior to December 9, 2005, will be recovered. Accordingly, we have deferred such cost as a regulatory asset. The recovery period for these costs can not yet be determined.

Independent of the IURC's ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in fuel adjustment charges. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual jurisdictional net operating income and there are not sufficient applicable cumulative net operating income deficiencies against which the excess rolling twelve month jurisdictional net operating income can be offset. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be the lesser of one-fourth of the excess annual jurisdictional net operating income in that FAC application, grossed up for federal and state taxes or one-fourth of the cumulative net operating income deficiencies and excesses for the applicable period grossed up for federal and state taxes.

IPL's authorized annual jurisdictional net operating income, for purposes of the quarterly operating income tests, attendant on its FAC proceedings, is $163 million, as established in our last base rate case, plus additional returns authorized in the ECCRA filings of $16.6 million as of December 31, 2006. Over the past three years, our rolling annual jurisdictional retail electric operating income, measured quarterly, has been greater than the authorized annual jurisdictional net operating income for only one reporting period. In our December 2005 FAC filing for the twelve month period ending October 31, 2005, the IURC found that our rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income by $1.6 million. In our most recently approved FAC filing (filed in December 2006 for the twelve month reporting period ending October 31, 2006), the IURC found that our rolling annual jurisdictional retail electric net operating income was less than the authorized annual jurisdictional net operating income by $27.5 million. We believe we may, however, exceed the authorized annual jurisdictional net operating income in future measurement periods. Because we have a cumulative net operating income deficiency, we have not been required to make customer refunds in our FAC proceedings when our rolling annual jurisdictional retail electric operating income has been greater than the authorized annual jurisdictional net operating income.

Customer Choice Plans

Elect Plan: In 1995, the Indiana General Assembly, anticipating increasing competitive forces in the regulated public utility industry, enacted Ind. Code chapter 8-1-2.5. This law enables the IURC to consider and approve, on an individual utility basis, utility-initiated proposals wherein the IURC declines to exercise jurisdiction over the whole or any part of the utility, or its retail energy service or both. During 1998, in an Order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily selected service under Elect Plan. This program allowed us to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service products. Elect Plan expired on December 31, 2006, with the exception of the Green Power option, which expires June 30, 2007. As a result, net operating income from customers that previously participated in Elect Plan programs is now included in our authorized annual jurisdictional net operating income calculation.

Empower: On August 23, 2006, we made a filing with the IURC in which we sought approval for a new customer choice plan called Empower. In March 2007, we withdrew this filing. We believe the filing is no longer necessary after the IURC initiated state-wide proceedings into the effectiveness of demand side management ("DSM") programs offered across Indiana, as well as time-based pricing and other demand response programs. These were features of the proposed Empower filing. We are participating in each of these proceedings.

Green Power and Demand Side Management: In March 2007, IPL filed a petition with the IURC to offer Green Power as a tariff rate in order to continue to provide this customer option without interruption. IPL has also filed a new DSM petition requesting an extension of the programs currently in place.  Both filings are subject to IURC approval.

IURC Financing Petitions

In March 2006, the IURC issued an order approving a financing petition filed by IPL in 2005. This order (including $30 million approved in a previous financing order) allowed IPL to issue $60 million first mortgage bonds (which was completed on September 27, 2006) to refinance $40 million 6 5/8% first mortgage bonds due 2024 (which was also completed on September 27, 2006), and to refinance $80 million 7 3/8% first mortgage bonds due 2007. This financing authority expires on December 31, 2008.

On January 31, 2007 IPL filed a financing petition with the IURC requesting, among other things, authority to issue debt in an amount not to exceed $85 million at various times throughout the period ending December 2008 to fund a portion of its construction program and other corporate purposes We have reached an agreement with the Indiana Office of Utility Consumer Counselor on a proposed order which was presented to the IURC at the evidentiary hearing on April 9, 2007. We are now awaiting the issuance of a final Order.

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

Energy Policy Act of 2005

On August 8, 2005, the EPAct was signed into law. Much of the legislation directs the FERC, the Department of Energy and other agencies to develop rules for the implementation of the EPAct, and this process is continuing. IPL is actively engaged in the EPAct implementation process at FERC and the IURC. The EPAct contains provisions specifically related to the electric utility industry including, but not limited to, the following: climate change issues, mandatory reliability standards, amendments to the Public Utility Regulatory Policies Act, repeal of the Public Utility Holding Company Act of 1935, establishment of the Public Utility Holding Company Act of 2005, clean power initiatives, and energy efficiency proposals. IPALCO is currently exempt from the Public Utility Holding Company Act of 2005.

FERC issued a Final Rule on February 3, 2006, which, among other things, outlines criteria for establishing an Electric Reliability Organization ("ERO") which will be charged with developing and enforcing mandatory electric reliability standards. The Final Rule also set forth procedures under which the ERO may propose reliability standards, the procedures for governing the enforcement action by the ERO and FERC, the criteria for the ERO to delegate authority to regional entities, and the funding for the ERO. On July 20, 2006, FERC certified NERC Corporation ("NERC") as the nation's ERO.

The IURC has initiated a generic investigation to consider whether it is appropriate for electric utilities to provide and install time-based meters and communication devices for each of their customers to participate in time-based pricing rate schedules and other demand response programs. The adoption of rules by either FERC or the IURC implementing EPAct could affect our business. We are currently unable to predict the impact, if any, to our results of operations.

FERC - Midwest ISO

General. IPL's participation in the wholesale power and transmission markets is subject to FERC requirements. IPL has the authority from FERC to sell wholesale power at market-based rates. In 2002, IPL transferred functional control of its transmission facilities to the Midwest ISO and IPL's transmission operations were integrated with those of the Midwest ISO. Transmission service over IPL's facilities is now provided through the Midwest ISO's tariff.

On April 1, 2005, IPL began participating in the restructured wholesale energy market operated by the Midwest ISO. The implementation of this restructured market marked a significant change in the way IPL buys and sells electricity and schedules generation. Prior to the restructured market, IPL dispatched its generation resources and purchased power directly to meet its demand. In the restructured market, IPL offers its generation and bids its demand into the market on an hourly basis. The Midwest ISO settles these hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. The Midwest ISO evaluates the market participants' energy offers and demand bids to economically and reliably dispatch the entire Midwest ISO system on a five-minute basis. Market participants are able to hedge their exposure to congestion charges from the Midwest ISO, which result from constraints on its transmission system, by acquiring certain Financial Transmission Rights ("FTRs"). Participants are allocated FTRs each year and are permitted to purchase additional FTRs.

IPL continues to be active on Midwest ISO process, data, and modeling issues that require modifications and enhancement from market start on April 1, 2005 through to the present time. IPL and other market participants have raised concerns with certain Midwest ISO actions and the resolution of these items could impact IPL's results of operations.

On December 22, 2006, IPL tendered its Notice of Withdrawal from the Midwest ISO pursuant to the Midwest ISO Transmission Owner's Agreement.  In doing so, IPL preserved its right to withdraw from the Midwest ISO (subject to FERC and IURC approval) at some date no earlier than January 1, 2008.  We have made no decision as to whether we will seek withdrawal from the Midwest ISO.  We will continue to assess the relative costs and benefits of being a Midwest ISO member, as well as actively advocate for our positions through the existing Midwest ISO stakeholder process and in filings at FERC.

Midwest ISO's Open Access Transmission and Energy Markets Tariff. The Midwest ISO filed its revised Open Access Transmission and Energy Markets Tariff ("TEMT") with the FERC in March 2004, as part of the Midwest Market Initiative ("MMI") to standardize the structure and operation of competitive wholesale power markets in the Midwest. In general, the TEMT seeks to mimic the electric market operations in regions served by ISO New England, New York ISO and PJM Interconnection. Subsequent Orders issued by FERC permitted TEMT to become effective March 1, 2005. On February 15, 2007, the Midwest ISO filed a nearly complete re-write of the TEMT with FERC to incorporate their proposal for a simultaneous co-optimized energy and ancillary services market to include transfer of additional balancing authority functions to the Midwest ISO. On March 30, 2007, IPL filed with FERC an Intervention and Protest stating that the filing was premature and conceptual and not ready for FERC approval. The Midwest ISO requested that FERC issue an Order by June 1, 2007 to enable a market implementation in the spring of 2008.

The MMI is designed to provide non-discriminatory transmission services, reliable grid operation, and the purchase and sale of electric energy in a competitive, efficient and non-discriminatory manner. This initiative includes a market-based transmission congestion management system that relies on locational marginal pricing, i.e., pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. Market participants are able to hedge their exposure to these congestion costs by acquiring certain financial transmission rights with which they may receive compensation for, or be required to pay, congestion related charges. The TEMT also allows the Midwest ISO to operate bid-based "Day Ahead" and "Real Time" electricity markets. Generating units throughout the Midwest ISO footprint, including IPL's units, are generally dispatched through a process known as a "Security Constrained Unit Commitment." IPL can self-schedule its units as well, but this process is also accomplished under the auspices of the Midwest ISO and its TEMT.

In March 2007, FERC issued orders approving the cost sharing methodologies, developed by the Midwest ISO and its members, for capital improvements related to reliability projects and regionally beneficial or economic projects. The potential need to expend capital for improvements to the transmission system over the next several years, both to IPL's facilities as well as to those facilities of other Midwest ISO members, is published in the annual Midwest ISO Transmission Expansion Plan. Each Midwest ISO Transmission Expansion Plan includes an allocation of costs to each transmission owner over the planning horizon. The shared costs, which are incremental to our own estimated transmission investments under the Midwest ISO tariff as approved by FERC, could have a material adverse impact to our financial statements. We do not yet have sufficient information to determine whether such costs will be capitalized, expensed or deferred as a regulatory asset in accordance with Statement of Financial Accounting Standards No. 71.

FERC Open Access Transmission Tariff. On February 16, 2007, FERC issued Order No. 890, its final rule amending the pro-forma Open Access Transmission Tariff adopted in 1996 by Order No. 888. While IPL continues to analyze the effect of this new rule, our preliminary analyses suggest that it will have little impact on day-to-day operations.

Midwest ISO's Ancillary Services Market. The Midwest ISO filed with FERC on February 15, 2007 for approval of a market redesign that includes the start-up of ancillary services markets to be implemented in the spring of 2008. The Ancillary Services Market is often referred to as "Day 3". The design initiates markets for supplemental reserves, spinning reserves, and regulation on a footprint wide basis and is compulsory.  IPL cannot predict if the market redesign will be accepted, in whole or in part, by FERC. If accepted by FERC, it would also require IURC approval. IPL is working with the Midwest ISO, through the stakeholder process and through the FERC processes, to identify the challenges to IPL as well as to recommend solutions to those challenges. On March 30, 2007 IPL filed an Intervention and Protest with FERC related to the Midwest ISO proposed ancillary services market (Docket No. ER07-550) asking FERC to reject the proposed ancillary services market design due to lack of requisite detail, excessive costs and questionable benefits, and asking that FERC take additional time to reconsider additional options regarding an appropriate market design. The Midwest ISO has asked FERC to render its Order by June 1, 2007 and proposes to implement the market in the spring of 2008.

Operational Changes and Cost Recovery On July 9, 2004, IPL and other Indiana utilities filed a joint petition with the IURC requesting approval of certain changes in operations and determination of cost recovery resulting from the Midwest ISO implementation of Midwest Energy Markets Operations. On June 1, 2005, the IURC issued an order approving the changes in operations and allowing for recovery of the Midwest ISO components of the cost of fuel through FAC proceedings as well as the deferral of certain administrative and socialized Midwest ISO costs. Total Midwest ISO costs deferred as long-term regulatory assets were $35.0 million and $20.9 million as of December 31, 2006 and December 31, 2005, respectively.

Wholesale Energy Markets

IPL engages in limited wholesale power marketing after first providing for its projected utility retail load. Power marketing enables the Company to use available power generating capacity, when not needed to serve retail load, to generate wholesale revenues. IPL's ability to compete effectively in the wholesale market is dependent on a variety of factors, including IPL's available excess generation, the supply of wholesale power, and the price, terms and conditions of sales IPL proposes. Wholesale revenues are generated primarily from sales directly to the Midwest ISO Energy Market, replacing the previous practice of direct wholesale sales to individual wholesale counterparties using existing interchange agreements. During the past five years, wholesale revenues represented 5.4% of the Company's total electric revenues.

Reliability Standards

On October 19, 2006, the FERC issued a Notice of Proposed Rulemaking to approve 83 of 107 reliability standards for the bulk-power system that would be mandatory and enforceable. The remaining 24 reliability standards require regional reliability organizations to develop regional procedures and submit particular criteria that would apply to a given region. FERC has acknowledged that some of the reliability standards need clarification, improvement or strengthening, and this will be up to NERC to continue to improve the reliability standards over time. FERC anticipates that mandatory and enforceable standards will be in effect prior to the summer of 2007.

At this time, IPL cannot fully predict the effect the new ERO and reliability standards will have on IPL. However, current estimates of spending are approximately $4 million for transmission system monitoring and control equipment by the end of 2007 in anticipation of requirements that are likely to be imposed on all transmission control areas.

Retail Energy Market

The legislatures of several states have enacted laws that would allow various forms of competition or that experiment with allowing some form of customer choice of electricity suppliers for retail sales of electric energy. Indiana has not done so. In Indiana, competition among electric energy providers for sales has focused primarily on the sale of bulk power to other public and municipal utilities. Indiana law provides for electricity suppliers to have exclusive retail service areas. In order to increase sales, IPL works to attract new customers into its service territory. Although the retail sales of electric energy are regulated, IPL faces competition from other energy sources.

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

SO2 Allowances

The Clean Air Act Amendments of 1990 (the "Clean Air Act") required a reduction of SO2 emissions from electric utilities through a "cap and trade" program, which enabled utilities to comply either by installing additional pollution control equipment or acquiring allowances to cover emissions. Prior to 2005, IPL met those reductions almost entirely through a bank of allowances which developed primarily from the early installation of pollution control equipment coupled with the allocations of allowances from EPA. During 2005, we purchased 6,300 SO2 allowances at a total cost of $5.9 million. During 2006, we purchased 20,100 SO2 allowances at a total cost of $16.3 million. We account for emission allowances as intangible assets and record expenses for allowances using a FIFO method. Therefore, we do not recognize emission allowance expense until we use up all of the allowances allocated to us from the EPA. On June 24, 2006, we enhanced existing clean coal technology, which is helping to reduce our SO2 emissions and therefore will help to reduce future emissions costs. In addition, we expect to place another clean coal technology project in service in late 2007 to further reduce emissions. At this time, IPL cannot predict the total exposure to the SO2 allowance market for 2007, but it will likely be material.

Clean Air Interstate Rule

On March 10, 2005 the EPA signed the Clean Air Interstate Rule, ("CAIR") which will reduce interstate transport of air pollutants to downwind states. The CAIR will establish a two- phase regional cap and trade program for SO2 and NOx emissions that will result in regional emissions reductions of approximately 70% and 65%, respectively, by 2015. Required SO2 and NOx reductions may require IPL to install additional control technologies prior to 2010.

Clean AirMercury Rule

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

The CAMR required IDEM to develop a rule which is at least as stringent as the federal model CAMR by November 2006, a deadline that IDEM was unable to meet. IDEM has indicated it will issue a state mercury rule by the end of 2007.

National Ambient Air Quality Standards

In July 1997, the EPA promulgated final rules tightening the National Ambient Air Quality Standards for ozone and creating a new fine particulate matter standard. In April 2004, the EPA designated Marion and Morgan counties, in which IPL's Harding Street and Eagle Valley plants, respectively, are located, as parts of the Greater Indianapolis non-attainment area for ozone, effective June 15, 2004. Indiana is now required to devise implementation plan revisions to attain and maintain the new ozone standards in these areas. Such revisions may require IPL to reduce emissions of ozone precursors, chiefly oxides of nitrogen, from its Harding Street and Eagle Valley generating stations. However, recent ambient data collected by IDEM indicates that Marion and Morgan Counties have achieved attainment status for ozone. Based on this data, IDEM petitioned EPA to redesignate central Indiana - including Marion and Morgan Counties - as attainment for ozone on March 26, 2007. Upon receipt of the complete petition, EPA has eighteen months to make a decision regarding the redesignation of these areas. Although IDEM has petitioned for redesignation, IPL may still be subject to ozone attainment and maintenance requirements depending on whether EPA approves the redesignation as well as when the requirements and the redesignation would take effect.

On December 17, 2004, EPA signed a final rule designating Marion and Morgan Counties, and the portion of Pike County where IPL's Petersburg Plant is located, as non-attainment for the fine particulate matter ambient air quality standard, effective April 5, 2005. Our Petersburg Plant, Harding Street Station and Eagle Valley Plant are located in Pike, Marion and Morgan Counties, respectively. On March 7, 2005, the state of Indiana filed a petition in the D.C. Circuit Court of Appeals challenging EPA's non-attainment designations for Morgan County and the portion of Pike County. At this time, it is not possible to predict the outcome of this litigation.

The non-attainment designation for both ozone and fine particulate matter will legally require the state of Indiana to modify its SIP by June 15, 2007 for ozone and by April 5, 2008 for fine particulate matter. The SIPs will detail how the state will regain its compliance status, with the goal of achieving compliance with the ozone standard required by June 15, 2009 and compliance with the fine particulate matter standard required by April 5, 2010 (unless an up to five year extension is granted by EPA). The development of the fine particulate matter SIP also may require examination and potential reduction of not only fine particulate matter, but also its precursors, which include SO2, NOx, volatile organic compounds and ammonia. The potential impact these EPA designations and SIP revisions may have on our generating stations is unclear at this time.

On September 21, 2006, EPA increased the stringency of the National Ambient Air quality Standard for fine particulate matter by lowering the standard for daily emissions from 65 micrograms per cubic meter to 35 micrograms per cubic meter. EPA did not change the standard for yearly emissions nor did they change the "coarse" particulate matter standard. The electric utility industry and others challenged the new standard in the D.C. Circuit Court on December 18, 2006. Several states also sued EPA for failing to adopt more stringent standards. The outcome of these cases may affect IPL's costs if the particulate matter standards are upheld or changed as it could require increased control costs at IPL's facilities. However, the impacts are unclear at this time.

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

New Source Review

Several years ago, the EPA commenced an investigation of the fossil fuel-fired electric power generation industry to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to facilities over the years. The EPA's focus was on whether such changes were subject to New Source Review ("NSR") or new source performance standards, and whether best available control technology was or should have been installed. In the summer of 2000, IPL received two Clean Air Act Section 114 requests from the EPA regarding its maintenance modifications and operational activities over the previous twenty-five years. IPL responded to this information request in December 2000, January 2001 and January 2005. To date, the EPA has yet to act directly on this request.

On November 1, 2006, the United States Supreme Court heard oral arguments in Environmental Defense v. Duke Energy. The issue in this case was whether certain plant upgrades constituted "modifications" for NSR. Duke Energy challenged EPA's interpretation of emission increase, which would determine whether certain plant upgrades were subject to NSR.

On April 2, 2007, the United States Supreme Court issued a unanimous decision reversing the decision of the lower court and, in doing so, ruled against Duke Energy's (and the Fourth Circuit's) on how a "modification" should be interpreted. Based on the Court's decision, it is possible that increases in emissions caused by higher capacity factors (when coupled with other changes at a plant) could potentially trigger liability under this program. While this interpretation may not affect future projects because the regulations have changed (as described in the next paragraph), it could theoretically expose the company to a greater risk of liability for past actions.

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

Regional Haze

The EPA published the final regional haze rule on July 1, 1999. This rule established planning and emission reduction timelines for states to use to improve visibility in national parks throughout the United States. On June 22, 2001, the EPA signed a proposed rule to guide states in implementing the 1999 rule and in controlling power plant emissions that cause regional haze problems. The proposed rule set guidelines for states in setting best available retrofit technology, or BART, at older power plants. On May 5, 2004, EPA published a proposed rule with new BART provisions and reproposed the BART guidelines. On June 15, 2005, EPA finalized amendments to the July 1999 regional haze rule. EPA determined that states, such as Indiana, which adopt the CAIR cap and trade program for SO2 and NOx, will be allowed to apply CAIR controls as a substitute for controls required under BART. At this time, it is anticipated that IDEM will adopt the federal rule as drafted, but it is impossible to state with absolute certainty that IDEM will not adopt a more stringent rule.

Carbon Dioxide

Legislation to reduce the emission of carbon dioxide ("CO2") has been considered by Congress in each of the past few years but has not been enacted. The lack of activity at the federal level has prompted some states and regions to develop their own climate change legislation. This includes, but is not limited to, the Regional Greenhouse Gas Initiative in the northeast and California Greenhouse Gas initiative in the west. On August 15, 2006, the seven states participating in the Regional Greenhouse Gas Initiative process released a model rule that would establish a cap and trade program for power plant emissions of CO2 in the northeastern United States. At this time, no similar discussions are currently taking place in Indiana.

Currently, several climate change bills have been introduced at the federal level that, if passed, would mandate a cap and trade program for greenhouse gas emissions.  Congressional hearings are ongoing and are likely to continue this year.  We are unable to predict if any federal, state or local laws or regulations will be proposed or adopted with regard to CO2 emissions, or the scope or content of any such proposal.

On April 2, 2007, the United States Supreme Court in Massachusetts v. EPA determined that the EPA has the authority pursuant to the Clean Air Act to regulate CO2 from new motor vehicles. Given this authority, the Court determined that the only ways EPA could avoid regulating this CO2 were if the agency concluded that greenhouse gases do not contribute to climate change or provided some reasonable explanation, grounded in the Clean Air Act, for its decision not to regulate this CO2. The Court, finding that EPA had yet to do either of these things, concluded that EPA's action was arbitrary, capricious and otherwise not in accordance with law, and remanded the case. In light of this decision, some regulatory initiatives regarding CO2 may be implemented in the future, although at this time it is too early to predict if, how, or to what extent such initiatives would affect IPL.

Cooling Water Intake

On February 16, 2004, the EPA issued final rules governing existing facilities that have cooling water intake structures. The regulation, which is designed to protect aquatic life, requires that the location, design, and construction of cooling water intake structures reflect the best technology available to prevent impingement or entrainment of aquatic life. However, large portions of the regulation were ruled invalid by the U.S. Court of Appeals in January 2007 and remanded back to EPA for further consideration.  It is unclear what impact this ruling will have on the cost of compliance, but the ruling quite possibly will increase compliance costs because the Court rejected the ability of a source to employ a cost/benefit analysis in determining whether a specific technology is too expensive to require its use to prevent impingement or entrainment of aquatic life. IPL will be conducting studies at each of our three power plants during 2007 to determine the impact, if any, of our intake structures on the aquatic communities. Total cost for the aquatic studies will be approximately $300,000. Once the studies are completed, IPL may be required to take measures to reduce harm to aquatic life. At this time, it is not possible to determine the results of the aquatic studies or what, if any, corrective actions IPL may be required to take.

Summary

In summary, environmental laws and regulations presently require substantial capital expenditures and operating costs. Our capital expenditures relating to environmental matters were approximately $100.5 million in 2006, substantially all of which are related to CCT projects. We currently estimate total additional capital expenditures related to environmental matters of approximately $172 million for the three-year period 2007-2009. In addition, environmental laws are complex, change frequently and have tended to become more stringent over time. As a result, our operating expenses and continuing capital expenditures associated with environmental matters may increase. More stringent standards may also limit our operating flexibility. Because other electric power plants will have similar restrictions, we believe that compliance with more stringent environmental laws and regulations is not likely to affect our competitive position. However, depending upon the level and timing of recovery allowed by the IURC, these costs could adversely affect our financial condition, liquidity and results of operations. Please see "Regulatory Matters" for a discussion of clean coal technology filings.

New Accounting Standards

Please refer to Note 2, "Significant Accounting Policies" to the Consolidated Financial Statements of IPALCO included in Item 8 of this Form 10-K for a discussion of new accounting pronouncements and the potential impact to our results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Overview

The primary market risks to which we are exposed are those associated with fluctuations in interest rates and the price of fuel, wholesale power and SO2 allowances. We use financial instruments and other contracts to hedge against such fluctuations, including, on a limited basis, financial and commodity derivatives. We generally do not enter into derivative instruments for trading or speculative purposes.

Interest Rate Risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt, interest rate hedging instruments and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, IPL has one credit facility that bears interest at variable rates based either on the Prime interest rate or on the London InterBank Offer Rate ("LIBOR"). Our fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily LIBOR. At December 31, 2006, we had $1,390.8 million principal amount fixed rate debt and $246.9 million principal amount variable rate debt outstanding.

The variable rate debt included (i) a $40 million unsecured note, which is effectively fixed at 5.21% through a floating-to-fixed rate swap, which expires concurrent with the debt issue in January 2023; (ii) $75.0 million outstanding on our credit facility; and (iii) $131.9 million of variable- rate first mortgage bonds, whose interest rate is established through a weekly auction. The fair value of IPL's swap agreement was $(6.6) million at December 31, 2006. Based on amounts outstanding as of December 31, 2006, a 25 basis point increase in the applicable rates on our variable-rate debt would have the affect of increasing our annual interest expense and decreasing our cash flows by $0.5 million. Conversely, a 25 basis point decrease in the applicable rates would have the affect of decreasing our annual interest expense and increasing our cash flows by $0.5 million.

The following table shows our consolidated indebtedness (in millions) by maturity as of December 31, 2006:

                            2007     2008     2009     2010     2011   Thereafter    Total   Fair Value
                          -------- -------- -------- -------- -------- ----------- --------- ----------

Fixed-rate debt             $80.0   $375.0        --       --  $375.0      $560.8  $1,390.8   $1,460.9
Variable-rate debt           75.0        --       --       --       --      131.9     206.9      206.9
Variable-rate debt
  swapped to fixed              --       --       --       --       --       40.0      40.0       40.0
                          -------- -------- -------- -------- -------- ----------- --------- ----------
Total Indebtedness         $155.0   $375.0        --       --  $375.0      $732.7  $1,637.7   $1,707.8
                          ======== ======== ======== ======== ======== =========== ========= ==========
Weighted Average Interest
  Rates by Maturity          7.80%    8.38%      N/A      N/A    8.63%       6.99%     7.13%      6.83%

Fuel

IPL has limited exposure to commodity price risk for the purchase of coal, the primary fuel used by IPL for the production of electricity. IPL manages this risk by providing for nearly all of its current projected burn through 2007, and 90% of its current projected burn through 2009, under contract. The balance of IPL's projected burn is purchased under short-term contracts and on the spot market. Coal purchases made in 2007 are expected to be made at prices that are higher than IPL's weighted average price in 2006; market prices in 2007 are expected to be less than 2006 spot prices. Our exposure to fluctuations in the price of coal is limited because pursuant to Indiana law, IPL may apply to the IURC for a change in its fuel charge every three months to recover its estimated fuel costs, which may be above or below the levels included in IPL's base rates. IPL must present evidence in each FAC proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible. However, these risks are not mitigated with respect to customers and services that are not subject to the Fuel Adjustment Charge, including those customers who opted under our Elect Plan, which expired December 31, 2006, to either pay a guaranteed fixed rate per unit of consumption or pay the same amount each month, regardless of how much electricity is used, because fuel and purchased power costs are not subject to the FAC with respect to these customers or services. Together, such customers and services made up approximately 4% of our electric revenues during 2006.

Power Purchases

IPL depends on purchased power, in part, to meet its retail load obligations. As a result, we also have limited exposure to commodity price risk for the purchase of electric energy for our retail customers. Purchased power costs can be highly volatile. IPL is generally allowed to recover, through its FAC, the fuel portion of purchased power costs incurred to meet jurisdictional retail load. As with fuel, increases in purchased power costs are not mitigated with respect to customers and services that are not subject to the FAC, including those customers who have opted under our Elect Plan to either pay a guaranteed fixed rate per unit of consumption or pay the same amount each month, regardless of how much electricity is used, because fuel and purchased power costs are not subject to the FAC with respect to these customers or services. The Elect Plan expired on December 31, 2006, with the exception of the Green Power option which expires June 30, 2007. In certain circumstances, IPL may not be allowed to recover a portion of purchased power costs incurred to meet its jurisdictional retail load. See "Management's Discussion and Analysis of Financial Condition and Results of Operations- Regulatory Matters-Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income."

Wholesale Sales

IPL engages in limited wholesale power marketing to earn wholesale revenues after first providing for its projected utility retail load. Our ability to compete effectively in the wholesale market is dependent on a variety of factors, including our generating availability, the supply of wholesale power, and the price, terms and conditions of sales we propose. Our wholesale revenues are generated primarily from sales directly to the Midwest ISO Energy Market, replacing the previous practice of direct wholesale sales to individual wholesale counter-parties using existing interchange agreements. During 2006, the average market price per kWh we sold wholesale decreased by 17.7% to $38.5, as compared to 2005. During the past five years, wholesale revenues represented 5.4% of our total electric revenues.

SO2 Allowances

The Clean Air Act Amendments of 1990 required electric utilities to substantially reduce their emissions of sulfur dioxide ("SO2"). Prior to 2005, IPL met those reductions almost entirely through a bank of allowances which developed primarily from the early installation of pollution control equipment coupled with the allocations of allowances from EPA. During 2005, we purchased 6,300 SO2 allowances at a total cost of $5.9 million. During 2006, we purchased 20,100 SO2 allowances at a total cost of $16.3 million. We account for emission allowances as intangible assets and record expenses for allowances using a FIFO method. Therefore, we do not recognize emission allowance expense until we use up all of the allowances allocated to us from the EPA. On June 24, 2006, we enhanced existing clean coal technology, which is helping to reduce our SO2 emissions and therefore will help to reduce future emissions costs. In addition, we expect to place another clean coal technology project in service in late 2007 to further reduce emissions.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of
IPALCO Enterprises, Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, common shareholder's deficit, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPALCO Enterprises, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, the Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R," which changed the method of accounting for and the disclosures regarding pension and postretirement benefits.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
April 16, 2007

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2006, 2005 and 2004

(In Thousands)

                                                      2006         2005        2004
                                                  ------------ ------------ -----------
UTILITY OPERATING REVENUES                         $1,032,051     $951,079    $885,473

UTILITY OPERATING EXPENSES:
  Operation:
    Fuel                                              269,692      179,862     191,786
    Other operating expenses                          181,455      161,331     130,458
  Power purchased                                      39,788       51,689      15,172
  Maintenance                                          92,325       82,113      78,105
  Depreciation and amortization                       136,504      135,854     125,011
  Taxes other than income taxes                        37,532       35,673      34,563
  Income taxes - net                                   95,252       95,829      96,044
                                                  ------------ ------------ -----------
    Total utility operating expenses                  852,548      742,351     671,139
                                                  ------------ ------------ -----------
UTILITY OPERATING INCOME                              179,503      208,728     214,334
                                                  ------------ ------------ -----------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during
    construction                                        2,733        2,257       1,829
  Gains on sales of assets - net                           31            --        852
  Other - net                                          (1,493)      (2,327)     (2,521)
  Income tax benefit - net                             31,611       22,336      28,066
                                                  ------------ ------------ -----------
    Total other income and (deductions) - net          32,882       22,266      28,226
                                                  ------------ ------------ -----------
INTEREST AND OTHER CHARGES:
  Interest on long-term debt                          112,177      111,652     113,065
  Other interest                                        4,048          752         589
  Allowance for borrowed funds used during
    construction                                       (2,617)      (1,389)     (1,940)
  Amortization of redemption premiums and
    expense on debt-net                                 3,148        2,837       2,639
  Preferred dividends of subsidiary                     3,213        3,213       3,213
                                                  ------------ ------------ -----------
    Total interest and other charges - net            119,969      117,065     117,566
                                                  ------------ ------------ -----------
NET INCOME                                            $92,416     $113,929    $124,994
                                                  ============ ============ ===========

  See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2006 and 2005

(In Thousands)

                                                                 December 31, December 31,
                             ASSETS                                  2006         2005
UTILITY PLANT:                                                   ------------ ------------
  Utility plant in service                                        $3,578,525   $3,496,202
  Less accumulated depreciation                                    1,485,459    1,425,489
                                                                 ------------ ------------
      Utility plant in service - net                               2,093,066    2,070,713
  Construction work in progress                                      152,801       94,087
  Spare parts inventory                                                1,587           --
  Property held for future use                                           591          591
                                                                 ------------ ------------
      Utility plant - net                                          2,248,045    2,165,391
OTHER ASSETS:                                                    ------------ ------------
  Nonutility property - at cost, less accumulated depreciation           709          714
  Other investments                                                   10,141        9,460
                                                                 ------------ ------------
      Other assets - net                                              10,850       10,174
                                                                 ------------ ------------
CURRENT ASSETS:
  Cash and cash equivalents                                            8,645        6,008
  Restricted cash                                                     31,720           --
  Accounts receivable and unbilled revenue (less allowance
    for doubtful accounts of $1,802 and $1,740 respectively)          67,875       64,025
  Fuel - at average cost                                              30,589       25,145
  Materials and supplies - at average cost                            53,045       52,331
  Net income tax refunds receivable                                    5,800        6,309
  Regulatory assets                                                    4,508       41,424
  Prepayments and other current assets                                 8,065        9,712
                                                                 ------------ ------------
      Total current assets                                           210,247      204,954
                                                                 ------------ ------------
DEFERRED DEBITS:
  Regulatory assets                                                  320,413      156,952
  Miscellaneous                                                       18,410       35,685
                                                                 ------------ ------------
      Total deferred debits                                          338,823      192,637
                                                                 ------------ ------------
              TOTAL                                               $2,807,965   $2,573,156
                                                                 ============ ============
                 CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholder's deficit:
    Premium on 4% cumulative preferred stock                            $649         $649
    Paid in capital                                                    3,479        2,063
    Accumulated deficit                                              (54,808)     (54,752)
    Accumulated other comprehensive loss                                  (2)     (74,361)
                                                                 ------------ ------------
      Total common shareholder's deficit                             (50,682)    (126,401)
  Cumulative preferred stock of subsidiary                            59,135       59,135
  Long-term debt                                                   1,481,516    1,443,316
                                                                 ------------ ------------
      Total capitalization                                         1,489,969    1,376,050
                                                                 ------------ ------------
CURRENT LIABILITIES:
  Line of credit and current portion of long-term debt               155,000      111,100
  Accounts payable and accrued expenses                               74,472       82,267
  Accrued real estate and personal property taxes                     15,908       15,843
  Accrued interest                                                    26,096       26,531
  Customer deposits                                                   14,446       12,875
  Other current liabilities                                           10,049       13,052
                                                                 ------------ ------------
      Total current liabilities                                      295,971      261,668
                                                                 ------------ ------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                            425,638      339,041
  Asset retirement obligations                                       431,993      412,597
  Unamortized investment tax credit                                   20,216       22,827
  Accrued pension and other postretirement benefits                  132,453      149,103
  Miscellaneous                                                       11,725       11,870
                                                                 ------------ ------------
      Total deferred credits and other long-term liabilities       1,022,025      935,438
                                                                 ------------ ------------
COMMITMENTS AND CONTINGENCIES (Note 10)
              TOTAL                                               $2,807,965   $2,573,156
                                                                 ============ ============

  See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and 2004

(In Thousands)

                                                                           2006         2005          2004
CASH FLOWS FROM OPERATIONS:                                             ----------  ------------  ------------
  Net income                                                              $92,416      $113,929      $124,994
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                         135,194       133,157       125,083
    Amortization of regulatory assets                                       4,488         5,584         2,591
    Deferred income taxes and investment tax credit adjustments - net      40,229        (9,089)       (3,299)
    Emissions allowance expense                                            15,536         9,834              -
    Gain on sale of land held for sale                                           -             -       (5,924)
    Gain on sales and exchange of environmental emissions allowances       (4,690)       (2,191)             -
    Gain on sales of assets - net                                             (31)             -         (852)
    (Gain) loss on investments                                                140          (212)          154
    Noncash dividend income                                                  (410)             -             -
    Preferred dividends of subsidiary                                       3,213         3,213         3,213
    Allowance for funds used during construction                           (2,733)       (2,257)       (1,829)
  Change in certain assets and liabilities:
    Accounts receivable                                                    (3,850)       (7,667)      (11,970)
    Fuel, materials and supplies                                           (8,923)       (4,991)        5,538
    Income taxes receivable or payable                                        509       (13,011)       17,933
    Accounts payable and accrued expenses                                   3,787        10,290         4,636
    Accrued real estate and personal property taxes                            65             3        (2,695)
    Accrued interest                                                         (435)       (1,338)        2,110
    Pension and other postretirement benefit expenses                     (22,005)      (10,831)         (452)
    Short-term and long-term regulatory assets and liabilities             19,884       (54,269)       (3,595)
    Other - net                                                             1,128         7,169         2,758
                                                                        ----------  ------------  ------------
Net cash provided by operating activities                                 273,512       177,323       258,394
                                                                        ----------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - utility                                         (195,009)     (112,207)     (163,540)
  Increase in restricted cash                                             (30,744)             -             -
  Purchase of environmental emissions allowances                          (16,649)       (5,908)             -
  Purchase of short-term investments                                      (30,050)     (842,112)     (992,475)
  Proceeds from sales and maturities of short-term investments             30,500       853,037       989,925
  Proceeds from sales of assets                                             1,190         1,028        14,309
  Other                                                                    (7,578)       (6,176)       (2,401)
                                                                        ----------  ------------  ------------
Net cash used in investing activities                                    (248,340)     (112,338)     (154,182)
                                                                        ----------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings - net                                              22,700        52,300              -
  Long-term borrowings                                                    257,781        71,850        98,917
  Retirements of long-term debt                                          (201,450)      (71,850)      (80,000)
  Dividends on common stock                                               (92,472)     (110,487)     (119,077)
  Preferred dividends of subsidiary                                        (4,017)       (2,410)       (4,017)
  Other                                                                    (5,077)       (2,159)         (530)
                                                                        ----------  ------------  ------------
Net cash used in financing activities                                     (22,535)      (62,756)     (104,707)
                                                                        ----------  ------------  ------------
Net change in cash and cash equivalents                                     2,637         2,229          (495)
Cash and cash equivalents at beginning of period                            6,008         3,779         4,274
                                                                        ----------  ------------  ------------
Cash and cash equivalents at end of period                                 $8,645        $6,008        $3,779
                                                                        ==========  ============  ============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                                 $114,043      $112,811      $109,617
                                                                        ==========  ============  ============
    Income taxes                                                          $22,904       $95,593       $57,602
                                                                        ==========  ============  ============

  See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Common Shareholder's Equity (Deficit)
For the Years Ended December 31, 2006, 2005 and 2004

(In Thousands)

                                                     Premium on 4%                        Accumulated
                                                       Cumulative                            Other
                                                       Preferred    Paid in  Accumulated  Comprehensive
                                                         Stock      Capital    Deficit        Loss         Total
                                                     -------------- -------- ------------ ------------- -----------
2004
 Beginning Balance                                            $649     $104     ($64,111)     ($58,420)  ($121,778)
 Comprehensive Income:
   Net income                                                                    124,994                   124,994
 Other comprehensive income (loss):
   Minimum pension liability adjustment, net
     of income taxes of $(512)                                                                   5,630       5,630
   Adjust financial instruments to fair market
     value, net of income taxes of $(615)                                                        1,462       1,462
                                                                                                        -----------
 Total Comprehensive Income                                                                                132,086

 Distributions to AES                                                           (119,077)                 (119,077)
 Contributions from AES                                                 687                                    687
                                                     -------------- -------- ------------ ------------- -----------
 Balance at December 31, 2004                                 $649     $791     ($58,194)     ($51,328)  ($108,082)
                                                     -------------- -------- ------------ ------------- -----------
2005
  Comprehensive Income (Loss):
   Net income                                                                    113,929                   113,929
 Other comprehensive income (loss):
   Minimum pension liability adjustment, net
     of income taxes of $15,831                                                                (23,234)    (23,234)
   Adjust financial instruments to fair market
     value, net of income taxes of $(137)                                                          201         201
                                                                                                        -----------
 Total Comprehensive Income                                                                                 90,896

 Distributions to AES                                                           (110,487)                 (110,487)
 Contributions from AES                                               1,272                                  1,272
                                                     -------------- -------- ------------ ------------- -----------
Balance at December 31, 2005                                  $649   $2,063     ($54,752)     ($74,361)  ($126,401)
                                                     -------------- -------- ------------ ------------- -----------
2006
  Comprehensive Income (Loss):
   Net income                                                                     92,416                    92,416
 Other comprehensive income (loss):
 Interest rate swap adjustment, net of income
   taxes of $(2,737)                                                                             4,017       4,017
   Minimum pension liability adjustment, net
     of income taxes of $1,171                                                                  (1,719)     (1,719)
                                                                                                        -----------
 Total Comprehensive Income                                                                                 94,714

  Adoption of SFAS 158, net of income taxes of $(49,101)                                        72,061      72,061

 Distributions to AES                                                            (92,472)                  (92,472)
 Contributions from AES                                               1,416                                  1,416
                                                     -------------- -------- ------------ ------------- -----------
Balance at December 31, 2006                                  $649   $3,479     ($54,808)          ($2)   ($50,682)
                                                     ============== ======== ============ ============= ===========

  See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

1. ORGANIZATION

IPALCO Enterprises, Inc. ("IPALCO") is a holding company incorporated under the laws of the state of Indiana. IPALCO is a wholly-owned subsidiary of The AES Corporation ("AES"). IPALCO was acquired by AES in March 2001. IPALCO owns all of the outstanding common stock of its subsidiaries (IPALCO, together with its subsidiaries, are collectively referred to as "Enterprises"). Substantially all of Enterprises business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, Indianapolis Power & Light Company ("IPL"). IPL has more than 465,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited combustion turbine that are all used for generating electricity. IPL's net electric generation capability for winter is 3,400 megawatts and net summer capability is 3,282 megawatts.

IPALCO's other direct subsidiary is Mid-America Capital Resources, Inc., ("Mid- America"). Mid-America is the holding company for IPALCO's unregulated activities. Mid-America owns a 4.4% interest in EnerTech Capital Partners II L.P. ("EnerTech"), a venture capital fund that invests in early stage and emerging growth companies in the energy technology, clean technology and related markets, with a recorded value of $6.4 million as of December 31, 2006. IPALCO's regulated business is conducted through IPL. Enterprises has two business segments: electric and all other. The electric segment consists of the operations of IPL and everything else is included in the all other segment.

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

In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") with respect to short-term borrowing not regulated by the IURC, the sale of electricity at wholesale and the transmission of electric energy in interstate commerce, the classification of accounts, and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by unregulated entities.

IPL is also affected by the regulatory jurisdiction of the U.S. Environmental Protection Agency ("EPA"), at the federal level, and the Indiana Department of Environmental Management, at the state level. Other significant regulatory agencies affecting IPL include, but are not limited to, NERC Corporation, the U.S. Department of Labor and the Indiana Occupational Safety and Health Administration.

Customer Choice Plans:

Elect Plan. During 1998, in an Order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily selected service under Elect Plan. This program allowed IPL to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service products. Elect Plan expired on December 31, 2006, with the exception of the Green Power option, which expires June 30, 2007. As a result, net operating income from customers that previously participated in Elect Plan programs is now included in our authorized annual jurisdictional net operating income calculation.

Empower: On August 23, 2006, we made a filing with the IURC in which we sought approval for a new customer choice plan called Empower. In March 2007, we withdrew this filing. We believe the filing is no longer necessary after the IURC initiated state-wide proceedings into the effectiveness of demand side management ("DSM") programs offered across Indiana, as well as time-based pricing and other demand response programs. These were features of the proposed Empower filing. We are participating in each of these proceedings.

Green Power and Demand Side Management: In March 2007, IPL filed a petition with the IURC to offer Green Power as a tariff rate in order to continue to provide this customer option without interruption. IPL has also filed a new DSM petition requesting an extension of the programs currently in place.  Both filings are subject to IURC approval.

Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income: IPL may apply to the IURC for a change in its fuel charge every three months to recover its estimated fuel costs, including the fuel portion of purchased power costs, which may be above or below the levels included in IPL's basic rates and charges. IPL must present evidence in each FAC proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power, or both, so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible.

Purchased power costs below an established benchmark are presumed to be recoverable energy costs. Under a settlement agreement amended and approved by the IURC in March 2007, which expires April 30, 2008, the benchmark for IPL is established prospectively each month based on the lesser of the prompt month price (futures settlement price on the last trading day of the current month for next month) for natural gas or No. 2 fuel oil. The settlement also generally provides for recovery of 85% of power purchased up to $700/MWh to replace capacity losses for certain full forced outages and environmental derates (unit impairment for environmental conditions) for power purchases up to the first 11% of IPL's total rated summer capacity in any hour and full recovery for power purchases exceeding 11% of IPL's total rated summer capacity in any hour.

In IPL's March 2006 FAC proceeding, a consumer advocacy group representing some of IPL's industrial customers requested that a sub-docket be established to review IPL's fuel costs. The hearing on this FAC was held on May 3, 2006 and IPL received an Order on May 24, 2006 approving the establishment of a sub-docket to review its fuel costs. IPL's recent FAC Orders approved FAC factors on an interim basis, subject to refund, due to the establishment of the sub-docket. To date, no procedural schedule for this proceeding has been established. We cannot predict what refunds, if any, may be required, or for what period of time.

During the second quarter of 2006, we received an Order from the IURC requiring us to return all Day Ahead Revenue Sufficiency Guarantee Distribution Amounts and Real-Time Revenue Sufficiency Guarantee First Pass Distribution Amounts ("RSG amounts") assessed by the Midwest ISO prior to December 9, 2005 charged to customers, or scheduled to be charged to customers, through the FAC (approximately $5.8 million). According to the Order, which expires on April 30, 2008, RSG amounts beginning December 9, 2005, may be recovered in IPL's FACs, subject to a benchmark. Based on established regulatory practices and Orders received by the IURC allowing deferral, we believe it is probable that all RSG amounts charged to us prior to December 9, 2005, will be recovered. Accordingly, we have deferred such cost as a regulatory asset. The recovery period for these costs can not yet be determined.

Independent of the IURC's ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in FACs. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual jurisdictional net operating income and there is not sufficient applicable cumulative net operating income deficiencies against which the excess rolling twelve month jurisdictional net operating income can be offset. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be the lesser of one-fourth of the excess annual jurisdictional net operating income in that FAC application, grossed up for federal and state taxes or one-fourth of the cumulative net operating income deficiencies and excesses for the applicable period grossed up for federal and state taxes.

IPL's authorized annual jurisdictional net operating income, for purposes of the quarterly operating income tests, attendant on its FAC proceedings, is $163 million, as established in IPL's last base rate case, plus additional returns authorized in the Environmental Compliance Cost Recovery Adjustment ("ECCRA") filings of $16.6 million as of December 31, 2006. Over the past three years, IPL's rolling annual jurisdictional retail electric operating income, measured quarterly, has been greater than the authorized annual jurisdictional net operating income for only one reporting period. In IPL's December 2005 FAC filing for the twelve month period ending October 31, 2005, the IURC found that IPL's rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income by $1.6 million. In IPL's most recently approved FAC filing (filed in December 2006 for the twelve month reporting period ending October 31, 2006), the IURC found that IPL's rolling annual jurisdictional retail electric net operating income was less than the authorized annual jurisdictional net operating income by $27.5 million. We believe we may, however, exceed the authorized annual jurisdictional net operating income in future measurement periods. Because IPL has a cumulative net operating income deficiency, IPL has not been required to make customer refunds in its FAC proceedings when it's rolling annual jurisdictional retail electric operating income has been greater than the authorized annual jurisdictional net operating income.

The IURC approved the use of Clean Coal Technology ("CCT"), which constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and ratemaking treatment through the ECCRA that allows IPL to meet the nitrogen oxide ("NOx") and sulfur dioxide ("SO2") emission limits imposed pursuant to the EPA's NOx State Implementation Plan call and the requirements under the Clean Air Interstate Rule and the Clean Air Mercury Rule. A return on the investment in IPL's CCT investments is included in the ratemaking treatment. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC for purposes of annual operating income test requirements in subsequent FAC proceedings. The additional amount of return will be dependent on the cumulative amount of CCT investment that has been made at the time IPL files with the IURC for ratemaking treatment on such CCT investment. Such filings are made at intervals of no more often than once every six months.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: IPALCO's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of IPALCO, its regulated utility subsidiary, IPL, and its unregulated subsidiary, Mid-America. All significant intercompany items have been eliminated in consolidation.

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

Revenues: Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, we estimate line losses on a monthly basis. At December 31, 2006 and 2005, customer accounts receivable include unbilled energy revenues of $41.8 million and $44.8 million on a base of annual revenue of $1.0 billion and $951.1 million, respectively.

IPL's basic rates include a provision for fuel costs as established in IPL's most recent rate proceeding. IPL is permitted to recover actual costs of purchased power and fuel consumed, subject to certain restrictions. This is accomplished through quarterly FAC proceedings, in which IPL estimates the amount of fuel and purchased power costs in future periods. Through these proceedings, IPL is also permitted to recover, in future rates, underestimated fuel and purchased power costs from prior periods, subject to certain restrictions, and therefore the over or underestimated costs are deferred or accrued and amortized into fuel expense in the same period that IPL's rates are adjusted.

On April 1, 2005, IPL began participation in the restructured wholesale energy market operated by the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO"). The implementation of this restructured market marks a significant change in the way IPL buys and sells electricity and schedules generation. Prior to the restructured market, IPL dispatched its generation and purchased power resources directly to meet its demands. In the restructured market, IPL offers its generation and bids its demand into the market on an hourly basis. The Midwest ISO settles these hourly offers and bids based on locational marginal pricing ("LMP"s), i.e., pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. The Midwest ISO evaluates the market participants' offers and demand bids, to dispatch the most economic resources to meet load requirements reliably and efficiently in the entire Midwest ISO system on a five-minute basis.

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

Concentrations of Risk: Substantially all of IPL's customers are located within the Indianapolis area. In addition, approximately 65% of IPL's full-time employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL's current contract with the physical unit expires on December 8, 2008 and the contract with the clerical-technical unit expires February 14, 2011. In addition, more than half of IPL's contracted coal is from one supplier. IPL has entered into three long-term contracts with this supplier, which employs non-unionized labor, for the provision of coal from three separate mines.

Allowance For Funds Used During Construction: In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 8.6%, 9.1% and 8.8% during 2006, 2005 and 2004, respectively.

Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items that are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.8% during 2006, 3.8% during 2005 and 3.7% during 2004.

Sales of Accounts Receivable

Accounts Receivable Securitization. IPL formed IPL Funding Corporation ("IPL Funding") in 1996 a special-purpose entity to purchase retail receivables originated by IPL pursuant to a receivables sale agreement entered into with IPL. At the same time, IPL Funding entered into a purchase facility (the "Purchase Facility") with unrelated parties (the "Purchasers") pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million, of interests in the pool of receivables purchased from IPL. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold up to a maximum of $50.0 million, as permitted by the Purchase Facility. During 2006, the Purchase Facility was extended through May 29, 2007. IPL Funding is included in the consolidated financial statements of IPL. Accounts receivable on the accompanying consolidated balance sheets of IPALCO are stated net of the $50 million sold.

IPL retains servicing responsibilities for its role as a collection agent on the amounts due on the sold receivables. However, the Purchasers assume the risk of collection on the purchased receivables without recourse to IPL in the event of a loss. While no direct recourse to IPL exists, we risk loss in the event collections are not sufficient to allow for full recovery of the retained interests. No servicing asset or liability is recorded since the servicing fee paid to IPL approximates a market rate.

The carrying values of the retained interest is determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions in estimating fair value are credit losses, the selection of discount rates, and expected receivables turnover rate. As a result of short accounts receivable turnover period and historically low credit losses, the impact of these assumptions have not been significant to the fair value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history.

The losses recognized on the sales of receivables were $2.9 million, $2.1 million and $1.1 million for 2006, 2005 and 2004, respectively. These losses are included in Other operating expense on the consolidated statements of income. The amount of the losses recognized depends on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and the proceeds received.

The following table shows the receivables sold and retained interests as of the periods ended and cash flows during the periods ending:

                                                       As of December 31,
                                           ----------------------------------------------
                                                2006            2005            2004
                                           --------------  --------------  --------------
                                                          (in millions)
Retail receivables                                $113.4          $111.9           $96.1
Less: Retained    interests                         63.4            61.9            46.1
Net receivables sold                                  50              50              50

                                                  Twelve Months Ended December 31,
                                           ----------------------------------------------
                                                2006            2005            2004
                                           --------------  --------------  --------------
Cash flows during period                                   (in millions)
Cash proceeds from interest retained              $527.7          $470.0          $381.0
Cash proceeds from sold receivables(1)            $415.5          $391.3          $424.1
(1)Cash flows from the sale of receivables are reflected within Operating Activities on the Consolidated Statements of Cash Flows.

There were no proceeds from new securitizations for each of 2006, 2005 and 2004. Servicing fees of $0.6 million were paid for each of 2006, 2005 and 2004.

IPL and IPL Funding provide certain indemnities to the Purchasers, including indemnification in the event that there is a breach of representations and warranties made with respect to the purchased receivables. IPL Funding and IPL each have agreed to indemnify the Purchasers on an after- tax basis for any and all damages, losses, claims, liabilities, penalties, taxes, costs and expenses at any time imposed on or incurred by the indemnified parties arising out of or otherwise relating to the purchase facility, subject to certain limitations as defined in the Purchase Facility.

Under the Purchase Facility, if IPL fails to maintain certain financial covenants regarding interest coverage and debt-to-capital ratios, it would constitute a "termination event." IPL is in compliance with such covenants.

As a result of IPL's current credit rating, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a "lock-box" event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of additional interests in receivables and cause all proceeds of the purchased interests to be used to reduce the Purchaser's investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased interests in receivables (currently $50 million).

Financial Transmission Rights: Midwest ISO market participants are able to hedge their exposure to congestion charges, which result from constraints on the transmission system, with certain Financial Transmission Rights ("FTRs"). Participants are allocated FTRs each year and are permitted to purchase additional FTRs. Both the congestion and FTR amounts are generally recoverable through the FAC. In accordance with SFAS No. 71, IPALCO recognizes a regulatory liability for the value of the FTR derivative, which is adjusted as the value of the FTRs changes. All methods of assessing fair value result in a general approximation of value and such value may never be realized. IPL's FTRs are included in PREPAYMENTS AND OTHER CURRENT ASSETS on the accompanying consolidated balance sheets at their estimated fair market value, which was $1.3 million and $2.6 million as of December 31, 2006 and December 31, 2005, respectively. The associated regulatory liability is included in OTHER CURRENT LIABILITIES.

Derivatives:  Enterprises has only limited involvement with derivative financial instruments and does not use them for trading purposes. Enterprises accounts for its derivatives in accordance with SFAS No. 133 "Accounting for Derivatives," as amended. Enterprises has one interest rate swap agreement, which is recognized on the consolidated balance sheets at its estimated fair value as a liability of approximately $6.6 million. Enterprises entered into this agreement as a means of managing the interest rate exposure on a $40 million unsecured variable-rate debt instrument. In accordance with SFAS No. 71, IPALCO recognized a regulatory asset equal to the value of the interest rate swap, which is adjusted as that fair value changes. The settlement amounts from the swap agreement are reported in the financial statements as a component of interest expense. Management uses standard market conventions to determine the fair value of the interest rate swap.

In addition, Enterprises has entered into contracts involving the physical delivery of energy and fuel. Because these contracts qualify for the normal purchases and sales scope exception in FAS 133, Enterprises has elected to account for them as accrual contracts, which are not adjusted for changes in fair value, in accordance with SFAS No. 133.

Emissions Allowances: IPL uses environmental air emissions allowances to meet standards set forth by the Environmental Protection Agency related to emission of SO2 and NOx gasses. IPL accounts for environmental air emissions allowances as intangible assets and records expenses for allowances using a first in first out ("FIFO") method. The total book value of SO2 and NOx emissions allowances, included in MISCELLANEOUS DEFERRED DEBITS on the accompanying consolidated balance sheets, as of December 31, 2006 and December 31, 2005 was $0.4 million and $1.2 million, respectively.

Income Taxes: IPALCO includes any applicable interest and penalties related to income tax deficiencies or overpayments in Income tax benefit - net under OTHER INCOME AND (DEDUCTIONS) in its consolidated statements of income. The income tax provisions for the year ended December 31, 2006 include interest income of $4.3 million related to income tax refunds. The income tax provision for the year ended December 31, 2005 includes interest expense of $1.6 million.

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

Long Term Investments: As of December 31, 2006, Mid-America owned a 4.4% investment in EnerTech Capital Partners II L.P., a venture capital fund. Enterprises accounts for this investment using the cost method. The book value was $6.4 million and $5.8 million as of December 31, 2006 and 2005, respectively, and is included in OTHER ASSETS - Other investments on the accompanying consolidated balance sheets.

Enterprises evaluates the recoverability of investments in unconsolidated subsidiaries and other investments when events or changes in circumstances indicate the carrying amount of the asset is other than temporarily impaired. An investment is considered impaired if the fair value of the investment is less than its carrying value. Impairment losses are recognized when an impairment is considered to be other than temporary. Impairments are considered to be other than temporary when we do not expect to recover the investment's carrying value for a reasonable period of time. In making this determination, Enterprises considers several factors, including, but not limited to, the intent and ability to hold the investment, the severity of the impairment, the duration of the impairment and the entity's historical and projected financial performance. Once an investment is considered other than temporarily impaired and an impairment loss is recognized, the carrying value of the investment is not adjusted for any subsequent recoveries in fair value. As of December 31, 2006, we do not have any material unrealized losses.

New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 123, "Share-Based Payment." SFAS No. 123R eliminates the intrinsic value method as an alternative method of accounting for stock-based awards under APB No. 25 by requiring that all share-based payments to employees, including grants of stock options for all outstanding years, be recognized in the financial statements based on their fair values. It also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance under SFAS No. 123 related to measurement of fair value, classifying an award as equity or as a liability and attributing compensation to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

Effective January 1, 2003, Enterprises adopted the fair value recognition provision of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure," prospectively for all employee awards granted, modified or settled after January 1, 2003. Enterprises adopted SFAS No. 123R and related guidance on January 1, 2006, using the modified prospective transition method. Under this transition method, compensation cost is being recognized (a) based on the requirements of SFAS No. 123R for all share-based awards granted subsequent to January 1, 2006 and (b) based on the original provisions of SFAS No. 123 for all awards granted prior to January 1, 2006, but not vested as of this date. Results for prior periods will not be restated.

In March 2006, the FASB released SFAS No. 156, "Accounting for Servicing of Financial Assets," to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. Management does not believe SFAS No. 156 will have a material impact on our results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN No. 48") which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position is a two-step process.

The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information.

The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following:

a) An increase in a liability for income taxes payable or a reduction of an income tax refund receivable

b) A reduction in a deferred tax asset or an increase in a deferred tax liability

c) Both (a) and (b).

A liability for unrecognized tax benefits will be classified as current to the extent that we anticipate making a payment within one year or the operating cycle, if longer.  An income tax liability should not be classified as a deferred tax liability unless it results from a taxable temporary difference (that is, a difference between the tax basis of an asset or a liability as calculated using this Interpretation and its reported amount in the statement of financial position).  FIN No. 48 does not change the classification requirements for deferred taxes.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Use of a valuation allowance as described in SFAS No. 109 is not an appropriate substitute for the derecognition of a tax position.  The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by FIN No. 48.

This Interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of this standard is not expected to have a material impact on our results of operations or financial condition.

In July 2006, the FASB also issued FASB Statement of Position FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction." This FASB staff position ("FSP") amends FASB Statement No. 13, "Accounting for Leases," to require a lessor in a leveraged- lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The FSP is effective for fiscal years beginning after December 15, 2006. Management does not believe that this FSP will have a material impact on our operating results or financial position.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108").  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. IPALCO applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The adoption of SAB 108 did not have a material impact on our results of operations or financial position.

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

In September 2006, the FASB issued Statement 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)." For the fiscal year ended December 31, 2006, it requires IPL to reflect each defined benefit and other postretirement benefit plan's funded status on the company balance sheets. Amounts otherwise charged/credited to accumulated other comprehensive income ("AOCI") upon application of SFAS No. 158 are recorded as a regulatory asset or liability since IPL has historically recovered and currently recovers SFAS No. 87 and SFAS No. 106 expenses in rates. Pension expenses are recorded based on the benefit plan's actuarially determined pension liability and associated level of annual expenses to be recognized. The other postretirement benefit plan's unrecognized benefit cost is the excess of the other postretirement benefit liability over the amount previously recognized.

SFAS No. 158 also requires pension liabilities to be classified as current if the following year's expected pension benefit payments are in excess of the market value of plan assets.

In addition, IPL will be required to change its measurement date from November 30 to December 31 on or before December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is effective for Enterprises beginning in 2008, but early adoption is permitted. IPALCO is assessing the impact, if any, the adoption of SFAS No. 159 will have on our results of operations or financial position.

Per Share Data: IPALCO is a wholly-owned subsidiary of AES and does not report earnings on a per-share basis.

3. UTILITY PLANT IN SERVICE

The original cost of utility plant in service at December 31, segregated by functional classifications, follows:

                                          2006        2005
                                       ----------- -----------
                                            (IN THOUSANDS)
Production                             $2,180,021  $2,112,610
Transmission                              261,409     259,973
Distribution                              994,429     965,813
General plant                             142,666     157,806
                                       ----------- -----------
Total Utility Plant in Service         $3,578,525  $3,496,202
                                       =========== ===========

Substantially all of IPL's property is subject to a $752.7 million direct first mortgage lien, as of December 31, 2006, securing IPL's first mortgage bonds. Total utility plant in service includes $4.2 million and $4.3 million of property under capital leases as of December 31, 2006 and 2005, respectively. Total non-legal removal costs of utility plant in service at December 31, 2006 and 2005 were $419.7 million and $401.1 million, respectively and total legal removal costs of utility plant in service at December 31, 2006 and 2005 were $12.3 million and $11.5 million, respectively.

Subsequent Event: On March 5, 2007, IPL filed a petition with the IURC for approval to acquire a combustion turbine owned by DTE Georgetown, LP, which is a wholly owned subsidiary of DTE Georgetown Holdings, Inc. and DTE Energy Services Inc. The turbine has a nominal nameplate capacity of 80 megawatts and is located at IPL's Georgetown substation. The acquisition is contingent upon receiving the necessary regulatory approval.

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

Total Consolidated Indebtedness and Cumulative Preferred Stock of Subsidiary: The fair value of Enterprises' outstanding fixed rate debt and cumulative preferred stock has been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt and preferred securities might be refinanced. At December 31, 2006 and 2005, the approximate fair value of Enterprises' total indebtedness was $1,707.8 million and $1,587.5 million, respectively. The fair value of the variable-rate debt outstanding at December 31, 2006 and 2005 approximates its face amount, which is $171.9 million and $111.9 million, respectively. The fair value of IPL's interest rate swap agreement at December 31, 2006 and 2005 was approximately $(6.6) million and $(6.8) million, respectively. These amounts estimate what IPL would have to pay to sell its position in the swap. The fair value of IPL's cumulative preferred stock approximates its book value as IPL is subject to regulation and gains and losses may be included in rates.

5. REGULATORY ASSETS

Regulatory assets represent deferred costs that have been included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC or established regulatory practices. IPL is amortizing non tax-related regulatory assets to expense over periods ranging from 1 to 35 years. Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid.

The amounts of regulatory assets at December 31 are as follows:

                                                         2006       2005     Recovery Period
                                                       ---------  ---------  ----------------------------
                                                           (IN THOUSANDS)
Current:
NOx & MPP project expenses                               $2,190       $798   Through 2007 (1)
Air conditioning load management
   (demand management)                                    1,265        232   Through 2007 (1)
Deferred fuel costs                                         519     39,819   Through 2007 (1)
Other demand side mgmt. program costs                       534        575   Through 2007 (1)(2)
                                                       ---------  ---------
Total current regulatory assets                          $4,508    $41,424
                                                       ---------  ---------

Long Term:
Unrecognized pension and other postretirement
  benefit plan costs                                   $146,554    $    --   To be determined (3)
Deferred income taxes                                    80,634     87,408   Various
Unamortized reacquisition premium on debt                17,859     15,101   Over remaining life of debt
Unamortized Petersburg unit 4 carrying charges and
  certain other costs                                    21,309     21,792   Through 2026 (1)(2)
Deferred Midwest ISO costs                               35,002     20,908   To be determined (3)
Asset retirement obligation costs                        10,291      9,433   Over book life of assets
Fair value of interest rate swap                          6,599         --   To be determined (3)
NOx Project Expenses - Pete Unit 2
  precipitator                                            2,165      2,310   Through 2021 (1)
                                                       ---------  ---------
Total long term regulatory assets                       320,413    156,952
                                                       ---------  ---------
  Total regulatory assets                              $324,921   $198,376
                                                       =========  =========

(1) Recovered per specific rate orders
(2) Recovered with a current return
(3) Recovery is probable but not yet determined

Deferred Fuel: Deferred fuel costs are a component of current regulatory assets and are expected to be recovered through future FAC proceedings. IPL records deferred fuel in accordance with standards prescribed by the FERC. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL's FAC and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL's rates are adjusted. The deferred fuel asset decreased $39.3 million during the year ended December 31, 2006 primarily because the amount of fuel charged to customers increased to recover underbilled fuel costs from prior periods and because in 2006 we reduced our deferred fuel by $5.8 million for RSG amounts (see below) for which we had previously sought recovery through the FAC.

Unrecognized Pension and Postretirement Benefit Plan Costs: In accordance with SFAS 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" and SFAS 71, we recognize a regulatory asset equal to the previously unrecognized actuarial gains and losses and prior service costs. Pension expenses are recorded based on the benefit plan's actuarially determined pension liability and associated level of annual expenses to be recognized. The other postretirement benefit plan's deferred benefit cost is the excess of the other postretirement benefit liability over the amount previously recognized.

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

During the second quarter of 2006, we received an Order from the IURC requiring us to return all RSG amounts assessed by the Midwest ISO prior to December 9, 2005 charged to customers, or scheduled to be charged to customers, through the FAC. According to the Order, RSG amounts beginning December 9, 2005, may be recovered in IPL's FACs, subject to a benchmark. Based on established regulatory practices and Orders issued by the IURC allowing deferral, we believe it is probable that all RSG amounts charged to us prior to December 9, 2005, will be recovered. Accordingly, we have deferred such costs as a regulatory asset. The recovery period for these costs is not yet determined.

Additionally, in IPL's March 2006 FAC, a consumer advocacy group representing some of IPL's industrial customers requested that a sub-docket be established to review IPL's fuel costs. The hearing on this FAC was held on May 3, 2006 and IPL received an Order on May 24, 2006 approving the establishment of a sub-docket to review its fuel costs. IPL's recent FAC Orders approved FAC factors on an interim basis, subject to refund, due to the establishment of the sub-docket. To date, no procedural schedule for this proceeding has been established. We cannot predict what refunds, if any, may be required, or for what period of time.

Asset Retirement Obligation Costs: This amount represents the portion of legal asset retirement obligation costs that we believe will be recovered through future rates, based upon established regulatory practices.

Fair Value of Interest Rate Swap: The interest rate swap on the $40 million variable rate unsecured notes issued in 1995 is used to mitigate interest rate risk and reduce the IPL's overall cost of capital. The swap, which expires upon the maturity of the related debt in 2023, was approved by the IURC as part of IPL's 1994 financing program. The fair value of the swap as of December 31, 2006 would be considered in the determination of Company's cost of capital for rate making purposes, should the swap be prudently terminated before its scheduled maturity date and, therefore, would be recoverable in future rates.

6. SHAREHOLDER'S EQUITY

Capital Stock

IPALCO's no par value common stock is pledged under AES' Amended and Restated Credit and Reimbursement Agreement as well as AES' Collateral Trust Agreement. There have been no changes to IPALCO's capital stock balances during the three years ended December 31, 2006.

Dividend Restrictions: IPL's mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL's ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2006, exceeded IPL's retained earnings at that date. In addition, pursuant to IPL's articles, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends under the terms of its credit agreement if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before interest and taxes to interest expense of not less than 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .65 to 1, in order to pay dividends. As of December 31, 2006 and as of the filing of this report, IPL and IPALCO were in compliance with all financial covenants and no event of default existed.

IPALCO is also restricted in its ability to pay dividends under the terms of its Senior Secured Notes if it is not in compliance with certain financial covenants. These covenants require IPALCO to maintain a minimum ratio of earnings before taxes, interest, depreciation and amortization (EBITDA) to interest expense of not less than 2.5 to 1, and a ratio of total debt to total adjusted capitalization not in excess of .67 to 1, in order to pay dividends. As of December 31, 2006 and as of the filing of this report, IPALCO was in compliance with all financial covenants and no event of default existed.

Cumulative Preferred Stock of Subsidiary: IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2006, 2005 and 2004, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL's board of directors. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2006, 2005 and 2004, preferred stock consisted of the following:

                                      December 31, 2006             December 31,
                                    ------------------------ ----------------------------
                                        Shares       Call
                                     Outstanding    Price      2006      2005      2004
                                    ------------------------ -----------------------------
                                                             (PAR VALUE IN THOUSANDS)
Cumulative $100 Par Value,
   authorized 2,000,000 shares
4% Series                                  47,611   $118.00    $4,761    $4,761    $4,761
4.2% Series                                19,331    103.00     1,933     1,933     1,933
4.6% Series                                 2,481    103.00       248       248       248
4.8% Series                                21,930    101.00     2,193     2,193     2,193
5.65% Series                              500,000        --    50,000    50,000    50,000
                                    --------------           -----------------------------
Total cumulative preferred stock          591,353             $59,135   $59,135   $59,135
                                    ==============           =============================

Accumulated Other Comprehensive Loss

The balances comprising accumulated other comprehensive loss are as follows:

                                                      Years Ended December 31,
                                                          2006         2005
                                                      ------------ -------------
Minimum pension liability adjustment-net of tax*              $--      ($70,342)
Unrealized losses on securities-net of tax                     (2)       (4,019)
                                                      ------------ -------------
Total                                                         ($2)     ($74,361)
                                                      ============ =============

*See Note 9 "Pension and Other Postretirement Benefits."

7. INDEBTEDNESS AND RESTRICTED CASH

Long-term Debt

Before IPL can incur additional long-term debt, it must first have the approval of the IURC. As of December 31, 2006, IPL had approval from the IURC to issue up to $80 million of additional long-term debt, primarily for the purpose of refinancing $80 million 7 3/8% first mortgage bonds due 2007. Also, IPL and IPALCO have restrictions on the amount of new debt they may issue due to contractual obligations of AES and financial covenant restrictions under existing debt obligations at IPL and IPALCO. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facility, refinance existing debt, issue the remaining debt approved by the IURC and issue certain other indebtedness.

In July 2006, Moody's Investors Service, Inc. upgraded the credit ratings of IPL as follows:

                                                New Rating   Previous Rating
                                                -----------  ----------------

IPL Issuer Rating                                  Baa2            Baa3

IPL Senior Secured                                 Baa1            Baa2

A security rating is not a recommendation to buy, sell or hold securities. The rating may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

The following table presents Enterprises' long-term indebtedness as of December 31, 2006 and 2005:

                                                                  December 31,
                                                                  ------------
Series                        Due                               2006        2005
------------------------------------------------------------------------------------
                                                            (IN THOUSANDS)
IPL First Mortgage Bonds (see below):
8%                            October 2006                     $     --     $58,800
7.375%                        August 2007                        80,000      80,000
6.30%                         July 2013                         110,000     110,000
Variable*                     January 2016                       41,850      41,850
5.40%*                        August 2017                        24,650      24,650
5.75%*                        August 2021                        40,000      40,000
Variable*                     October 2023                       30,000      30,000
7.05%                         February 2024                          --     100,000
6.625%                        December 2024                          --      40,000
4.55%***                      December 2024                      40,000          --
5.90%*                        December 2024                      20,000      20,000
5.95%*                        December 2029                      30,000      30,000
5.95%***                      August 2030                        17,350      17,350
6.60%                         January 2034                      100,000     100,000
6.05%                         October 2036                      158,800          --
Variable***                   September 2041                     60,000          --
Unamortized discount - net                                       (1,134)       (534)
                                                            ------------------------
Total first mortgage bonds                                      751,516     692,116
                                                            ------------------------
IPL Unsecured Notes:
1995B**                       January 2023                       40,000      40,000
6.375%**                      November 2029                      20,000      20,000
                                                            ------------------------
Total IPL Unsecured Notes                                        60,000      60,000
                                                            ------------------------
Total long-term debt - IPL                                      811,516     752,116
                                                            ------------------------
Long-Term Debt - IPALCO:
7.375% Senior Secured Notes, due November 2008                  375,000     375,000
7.625% Senior Secured Notes, due November 2011                  375,000     375,000
                                                            ------------------------
Total long-term debt - IPALCO                                   750,000     750,000
                                                            ------------------------
Total consolidated IPALCO long-term debt                      1,561,516   1,502,116
                                                            ------------------------
  Less: Current Portion of Long-term Debt                        80,000      58,800
                                                            ------------------------
Net consolidated IPALCO long-term debt                       $1,481,516  $1,443,316
                                                            ========================

*   First Mortgage Bonds are issued to the city of Petersburg, Indiana, to secure the loan of proceeds from various tax-exempt instruments issued by the city.
**  Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.
*** First Mortgage Bonds are issued to the Indiana Finance Authority (formerly Indiana
    Development Finance Authority), to secure the loan of proceeds from the tax-exempt bonds issued by the Indiana Development Finance Authority.

IPL First Mortgage Bonds. The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a $752.7 million direct first mortgage lien, as of December 31, 2006. The IPL first mortgage bonds require net earnings as calculated there under be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2006.

On September 27, 2006, the Indiana Finance Authority ("IFA") issued on behalf of IPL $40 million principal amount of 4.55% insured first mortgage bonds due 2024, the proceeds of which were loaned to IPL and were held in escrow by the trustee until used on December 1, 2006 to call at par $40 million principal amount of 6 5/8% first mortgage bonds due 2024.

On September 27, 2006, the IFA also issued on behalf of IPL $60 million principal amount of insured first mortgage auction rate bonds due 2041, the proceeds of which were placed with the trustee to be made available to IPL as funds are invested on certain qualifying environmental facilities. Through December 31, 2006, IPL has drawn down $28.6 million of such proceeds. The remaining proceeds are reflected on the accompanying consolidated balance sheets as restricted cash at December 31, 2006. The interest rate is adjusted based upon a 7-day auction period and was 3.8% on December 31, 2006.

On October 6, 2006, IPL issued $158.8 million of first mortgage bonds, 6.05% Series, due 2036. The net proceeds from this offering, together with other available cash, were used to effect the repayment upon maturity of IPL's 8% Series first mortgage bonds, due October 2006 in the principal amount of $58.8 million and to effect the redemption of IPL's 7.05% Series first mortgage bonds, due 2024 in the principal amount of $100 million in November 2006, as well as $2.7 million of redemption premiums associated with the 7.05% Series redemption.

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

Variable-Rate Unsecured Debt. The IPL 1995B notes provide for an interest rate that varies with the tax-exempt weekly rate. IPL, at its option, can change the interest rate mode for the 1995B notes to other permitted interest rate modes. The interest rate on the 1995B notes is synthetically fixed at 5.21% using a swap agreement. The interest rate swap agreement is accounted for on a settlement basis. These notes are classified as long-term liabilities because IPL maintains a $40.6 million long-term liquidity facility supporting these agreements, which was unused at December 31, 2006. The agreement containing the long term liquidity facility also includes a $109.4 million committed line of credit. This agreement expires on May 16, 2011.

Line Of Credit

In May 2006, IPL entered into a new credit agreement in the aggregate principal amount of $120.6 million which includes an $80 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly). The committed line of credit also provides a sub limit for the issuance of letters of credit. In addition, the credit agreement allows the committed line of credit to be increased to $109.4 million upon IPL's request and subject to certain other conditions. Such increase was affected in August 2006. The maturity date for the new agreement is May 16, 2011. This agreement replaced two existing 364-day agreements with an aggregate borrowing capacity of $115.6 million which included a $75 million committed line of credit and a $40.6 million liquidity facility. As of December 31, 2006 and 2005, IPL had a total of $75.0 million and $52.3 million, respectively, of outstanding borrowings on this agreement, which is included in Line of credit and current portion of long-term debt on the accompanying consolidated balance sheets.

In July 2006, FERC issued an Order authorizing IPL to issue up to $500 million of short-term indebtedness outstanding at any time through July 27, 2008.

Debt Maturities

Maturities on indebtedness subsequent to December 31, 2006, are as follows:

         Year             Amount
                      (IN THOUSANDS)
2007                        $155,000
2008                         375,000
2009                              --
2010                              --
2011                         375,000
Thereafter                   732,650
                      ---------------
Total                     $1,637,650
                      ===============

8. INCOME TAXES

IPALCO follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income. IPALCO had estimated income tax payments in excess of estimated year-end liabilities which were applied to the following year's income tax liabilities under this agreement of $8.6 million and $16.2 million as of December 31, 2006, and December 31, 2005, respectively.

In January 2006, the Internal Revenue Service completed an examination of Enterprises' federal income tax filings for the period 1996 through March 2001. The examination resulted in a refund due to Enterprises of $25.0 million, which was received in the second quarter of 2006. This was recorded primarily as an increase to our net deferred income tax liability in 2006.

Management regularly assesses the potential outcome of tax examinations when determining the adequacy of the provision for income taxes. Tax reserves have been established, which management believes to be adequate, but not excessive, in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While management believes that the amount of the tax reserves are reasonable, it is possible that the ultimate outcome of future examinations may exceed current reserves in amounts or a range of amounts that could be material but cannot be estimated as of December 31, 2006.

The American Jobs Creation Act of 2004, signed into law on October 22, 2004, created new Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities.  IPL's electric production activities qualify for this deduction.  The deduction is equal to 3% of qualifying production activity income ("QPAI") for the taxable year, with certain limitations. This deduction increases to 6% of QPAI beginning in 2007 and 9% of QPAI beginning in 2010 and thereafter.  The 2005 tax benefit associated with the Section 199 domestic production deduction was $1.5 million per the filed 2005 federal income tax return and is also estimated to be $1.5 million for 2006.

Federal and state income taxes charged to income are as follows:

                                                        2006     2005       2004
                                                     -------------------------------
                                                              (IN THOUSANDS)

Charged to utility operating expenses
Current income taxes:
    Federal                                            $38,047  $81,452     $75,234
    State                                               17,201   23,701      25,243
                                                     -------------------------------
       Total current income taxes                       55,248  105,153     100,477
                                                     -------------------------------
Deferred income taxes:
    Federal                                             35,141   (8,672)       (944)
    State                                                7,474    1,985        (780)
                                                     -------------------------------
       Total deferred income taxes                      42,615   (6,687)     (1,724)
                                                     -------------------------------
Net amortization of investment credit                   (2,611)  (2,637)     (2,709)
                                                     -------------------------------
  Total charge to utility operating expenses            95,252   95,829      96,044

Charged to other income and deductions
Current income taxes:
    Federal                                            (25,067) (16,190)    (23,420)
    State                                               (6,769)  (6,380)     (5,780)
                                                     -------------------------------
       Total current income taxes                      (31,836) (22,570)    (29,200)
Deferred income taxes:
    Federal                                                179      182         896
    State                                                   46       52         238
                                                     -------------------------------
Total deferred income taxes                                225      234       1,134
                                                     -------------------------------
Net credit to other income and deductions              (31,611) (22,336)    (28,066)
                                                     -------------------------------
Total federal and state income tax provisions          $63,641  $73,493     $67,978
                                                     ===============================

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

                                                        2006     2005       2004
                                                     -------------------------------
Federal statutory tax rate                                35.0%    35.0%       35.0%
State income tax, net of federal tax benefit               7.5      6.7         6.4
Amortization of investment tax credits                    (1.7)    (1.4)       (1.4)
Preferred dividends of subsidiary                          0.7      0.6         0.6
Depreciation flow through and amortization                 2.4     (0.4)       (1.7)
Manufaturers' Production Deduction (Sec. 199)             (1.0)    (1.2)           -
Change in tax reserves                                   (2.3)*    (0.5)       (2.2)
Other - net                                                0.2      0.4        (1.5)
                                                     -------------------------------
Effective tax rate                                        40.8%    39.2%       35.2%
                                                     ===============================
      *Includes (1.9)% related to the completion of the IRS examination in 2006.

The significant items comprising IPALCO's net accumulated deferred tax liability recognized in the consolidated balance sheets as of December 31, 2006 and 2005 are as follows:

                                                                 2006       2005
                                                               ---------------------
Deferred tax liabilities:                                      (IN THOUSANDS)
Relating to utility property, net                              $411,739    $420,921
Regulatory assets recoverable through future rates               84,769       4,238
Other                                                             5,432       6,158
                                                               ---------------------
Total deferred tax liabilities                                  501,940     431,317
Deferred tax assets:                                           ---------------------
Investment tax credit                                            14,016      17,506
Employee benefit plans                                           58,177      22,478
Accumulated other comprehensive loss                                  1      50,668
Other                                                             4,108       1,760
                                                               ---------------------
Total deferred tax assets                                        76,302      92,412
                                                               ---------------------
Accumulated net deferred tax liability                          425,638     338,905
  Less: Current portion of deferred tax liability                    --        (136)
                                                               ---------------------
Accumulated deferred income taxes - net                        $425,638    $339,041
                                                               =====================

The increase in deferred tax liabilities related to regulatory assets, the increase in deferred tax assets related to employee benefit plans and the decrease in deferred tax assets related to accumulated other comprehensive loss is primarily due to the adoption of SFAS 158. See Note 9 "Pension and Other Postretirement Benefits."

9. PENSION AND OTHER POSTRETIREMENT BENEFITS

Employees' Retirement Plan: Approximately 91% of IPL's active employees are covered by the Employees' Retirement Plan of Indianapolis Power & Light Company ("Defined Benefit Pension Plan"); as well as, the Employees' Thrift Plan of Indianapolis Power & Light Company ("Thrift Plan"). The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 9% of active employees are covered by the AES Retirement Savings Plan ("RSP Plan"). The RSP Plan is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP Plan, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plans. As a result of the membership of the IBEW clerical-technical unit ratifying a new four-year labor agreement with IPL in March 2007, IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but will receive an annual lump sum company contribution into the Thrift plan. This lump sum contribution is in addition to the company match of participant contributions of up to 5% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities. Benefit accrual was frozen for all non-union participants effective July 8, 2001. The non-union participants who had their benefit accrual frozen also were prohibited from making additional contributions to the Thrift Plan. These non-union people became eligible to participate in the RSP Plan.

In the 4th quarter of 2002, the non-union people who had their defined benefit pension frozen on July 8, 2001 were given a one-time, irrevocable choice to either (1) continue as active participants in the AES Retirement Savings Plan; or (2) return as active participants to the Defined Benefit Pension Plan and the Thrift Plan. Most of them chose to return as active participants to the Defined Benefit Pension Plan and the Thrift Plan.

IPL's funding policy for the Defined Benefit Pension Plan is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes.

Supplemental Retirement Plan: Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified supplemental pension plan. The total number of participants in the plan as of December 31, 2006 is 32. The plan is closed to new participants.

Other Postretirement Benefits: IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 480 people were receiving such benefits or entitled to future benefits as of December 31, 2006. The plan is unfunded.

The following tables present information relating to the Defined Benefit Pension Plan and Supplemental Retirement Plan (the "Pension Plans") which are combined and shown as pension benefits. The following tables also present information relating to other postretirement benefits:

                                                                                    Other postretirement
                                                          Pension benefits                 benefits
                                                           as of December 31,         as of December 31,
                                                           2006        2005          2006        2005
                                                        -----------------------  ------------------------
                                                                   (In Thousands)

Change in benefit obligation:
Projected benefit obligation at beginning
   Measurement Date (see below)                           $494,252    $445,708       $11,461     $13,837
Service cost                                                 5,544       4,134         1,446       1,518
Interest cost                                               28,003      25,892           635         769
Actuarial (gain) loss                                       18,374      40,712           747        (400)
Amendments (primarily increases in pension bands)            5,425       6,804        (2,716)     (2,498)
Benefits paid                                              (28,931)    (28,998)       (1,071)     (1,765)
                                                        -----------------------  ------------------------
Projected benefit obligation at ending
  Measurement Date                                         $522,667    $494,252       $10,502     $11,461
                                                        -----------------------  ------------------------

Change in plan assets:
Fair value of plan assets at beginning
   Measurement Date                                        353,396     338,628            --          --
Actual return on plan assets                                38,011      26,162            --          --
Employer contributions                                      37,202      17,604         1,071       1,765
Benefits paid                                              (28,931)    (28,998)       (1,071)     (1,765)
                                                        -----------------------  ------------------------
Fair value of plan assets at ending Measurement Date      $399,678    $353,396   $        --  $      --
                                                        -----------------------  ------------------------
Funded status                                             (122,989)   (140,856)      (10,502)    (11,461)
Unrecognized net actuarial (gain) loss                           NA    118,272             NA       (322)
Unrecognized prior service cost                                  NA     21,889             NA      3,520
                                                        -----------------------  ------------------------
Net amount recognized                                            NA       (695)            NA     (8,263)
                                                        -----------------------  ------------------------
Amounts recognized in the statement of financial
   position under FAS 158:                              $       --           NA      ($1,038)          NA
Current liabilities                                       (122,989)          NA       (9,464)          NA
Noncurrent liabilities
Amount recognized in the statement of financial
   position under prior accounting rules:
Intangible asset                                                 NA     21,889             NA         --
Accrued benefit liability                                        NA   (140,856)            NA     (8,263)
Accumulated other comprehensive loss                             NA    118,272             NA         --
                                                        -----------------------  ------------------------
Net liability recognized                                         NA      ($695)            NA    ($8,263)
                                                        -----------------------  ------------------------
Amounts included in accumulated other
   comprehensive loss*
Net loss                                                        NA*   (118,272)           NA*          NA
Total amounts included in accumulated other
   comprehensive loss                                           NA*   (118,272)           NA*          NA
                                                        -----------------------  ------------------------
Amounts included in Regulatory assets*
Net loss                                                  (121,163)         NA*         (424)         NA*
Prior service cost                                         (24,848)         NA*         (119)         NA*
                                                        -----------------------  ------------------------
Total amounts included in Regulatory assets              ($146,011)         NA*        ($543)         NA*
                                                        -----------------------  ------------------------
*Accumulated Other Comprehensive Loss has been reclassified to a Regulatory asset for December 31,
2006 (see the effect of adoption of SFAS 158 below).

Effect of Financial Accounting Standards Board Statement No. 158:

The impact of adopting SFAS No. 158 resulted in a non-cash increase to regulatory assets of $146.6 million, as follows:

Incremental Effect of Applying SFAS No. 158 on individual line items in the
IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2006
                                                           Before                      After
                                                        application                 application
                                                          SFAS 158    Adjustments     SFAS 158
                                                       ------------------------------------------
                                                       (In Thousands)
ASSETS:
DEFERRED DEBITS:
Regulatory asset                                            $173,859      $146,554      $320,413
Miscellaneous                                                 43,258       (24,848)       18,410
Total deferred debits                                        217,117       121,706       338,823
Total assets                                               2,686,259       121,706     2,807,965
CAPITALIZATION:
Common shareholder's deficit:
Accumulated other comprehensive loss                         (72,064)       72,062            (2)
Total common shareholder's deficit                          (122,744)       72,062       (50,682)
Total capitalization                                       1,417,907        72,062     1,489,969
CURRENT LIABILITIES:
Other current liabilities                                      9,011         1,038        10,049
Total current liabilities                                    294,933         1,038       295,971
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Accumulated deferred income taxes - net                      376,537        49,101       425,638
Accrued pension and other postretirement benefits            132,948          (495)      132,453
Total deferred credits and other long-term liabilities       973,419        48,606     1,022,025
Total Capitalization and liabilities                       2,686,259       121,706     2,807,965

SFAS No. 158 requires pension and other postretirement liabilities to be classified as current if the following year's expected benefit payments are in excess of the market value of plan assets. As the Defined Benefit Pension Plan and the Supplemental Retirement Plan each have assets with market value in excess of the following year's expected benefit payments, no amounts have been classified as current. Therefore, the entire net amount recognized in IPALCO's consolidated balance sheets of $123.0 million is classified as long-term. As there are no assets related to the other postretirement plan, the short term other postretirement liability is equal to the following year's expected other postretirement benefit payment of $1.0 million, resulting in a long term other postretirement liability of $9.5 million.

Pension benefits and expense:

The 2006 actuarial loss of $18.4 million is primarily due to the declining discount rate and changes in current demographics. The unrecognized net loss of $121.2 million above has arisen over time primarily due to the continuing decline in long term corporate bond rates and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of participants, since FASB Statement No. 87, Employers' Accounting for Pensions, was adopted. Declining corporate bond rates have caused the discount rate to decline, which in turn has increased the reported benefit obligation. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 13 years based on demographic data as of January 1, 2006 rolled forward to December 31, 2006. The projected benefit obligation of $522.7 million, less the market value of assets of $399.7 million results in a funded status of ($123.0) million at December 31, 2006.

                                                                  Pension Benefits
                                                               Years ended December 31,
                                                              2006       2005     2004
                                                           ------------------------------
Components of net periodic benefit cost:                   (In Thousands)
Service cost                                                   $5,544    $4,134   $3,654
Interest cost                                                  28,003    25,892   25,703
Expected return on plan assets                                (27,726)  (26,365) (27,049)
Amortization of transition asset                                   --    (1,272)  (1,414)
Amortization of prior service cost                              2,466     1,737    1,547
Recognized actuarial loss                                       5,199     3,122    3,812
                                                           ------------------------------
Total pension cost                                             13,486     7,248    6,253
Less: amounts capitalized                                         905       459      605
                                                           ------------------------------
Amount charged to expense                                     $12,581    $6,789   $5,648
                                                           ==============================

Weighted average assumptions as of November 30
Discount rate - defined benefit pension plan and
   supplemental retirement plan                                  5.81%     6.00%    6.00%
Expected return on defined benefit pension plan assets           8.00%     8.00%    8.00%
Expected return on supplemental retirement plan assets           8.00%     8.00%    8.00%

Pension expense for the following year is determined on November 30 (the "Measurement Date") based on the market value of the Pension Plans' assets, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets. In establishing our expected long-term rate of return assumption, we consider historical returns, as well as, the expected future weighted-average returns for each asset class based on the target asset allocation. Our expected long-term rate of return on pension plan assets is based on our targeted asset allocation assumption of approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and alternative investment securities (real estate and hedge funds), respectively. For 2006, pension expense was determined using a discount rate of 5.81% and an assumed long-term rate of return on plan assets of 8.0%. As of the November 30, 2006 measurement date, IPL lowered the discount rate from 5.81% to 5.63% and maintained as assumed long-term rate of return on plan assets of 8.0%. The effect on 2007 total pension cost of a one percentage point increase and decrease in the assumed discount rate of the projected benefit obligation is ($4.2 million) and $4.3 million, respectively. The effect on 2007 total pension cost of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is ($3.9 million) and $3.9 million, respectively.

Expected amortization: The estimated net loss and prior service cost for the pension plans that will be amortized from the regulatory asset into net periodic benefit cost over the 2007 plan year are $5.7 million and $2.7 million, respectively (Defined Benefit Pension Plan of $5.5 million and $2.7 million, respectively; and the Supplemental Retirement Plan of $0.2 million and $0.0 million, respectively).

                                                                 Other postretirement benefits
                                                                    Years ended December 31,
                                                                   2006       2005       2004
                                                                --------------------------------
Components of net periodic benefit cost:                        (In Thousands)
Service cost                                                        $1,447     $1,518      $790
Interest cost                                                          635        770       826
Amortization of prior service cost                                     685        942       942
                                                                --------------------------------
Total pension cost                                                   2,767      3,230     2,558
Less: amounts capitalized                                              186        205       247
                                                                --------------------------------
Amount charged to expense                                           $2,581     $3,025    $2,311
                                                                ================================

Weighted average assumptions as of November 30
Discount rate - Other postretirement benefit plan                     5.91%      6.00%     6.00%
Expected return on Other postretirement benefit plan assets              NA         NA        NA

As of the November 30, 2006 measurement date, IPL lowered the discount rate from 5.91% to 5.81%. These assumptions affect the other postretirement expense determined for 2007. The effect on 2007 total other postretirement expense of a one percentage point increase and decrease in the assumed discount rate is ($0.3 million) and $0.5 million, respectively.

Health Care Cost Trend Rates: For measurement purposes, we assumed an annual rate of increase in the per capita cost of covered medical care benefits of 8.0% for 2006, gradually declining to 5.0% in 2009 and remaining level thereafter. In addition, we assumed an annual rate of increase in the per capita cost of covered prescription drugs of 13.0% for 2006, gradually declining 1.0% each year thereafter to 5.0% in 2014 and then remaining level.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003: The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law December 8, 2003 and includes Medicare drug coverage that became effective on January 1, 2006. Current covered retirees are only eligible for coverage until age 55 (VERP I) or age 62 (VERP II & III). No current active participant will reach age 65 until 2010 and only 9 active participants will reach age 65 (and potentially qualify for a Medicate Part D subsidy) within the next 10 years. Therefore, these disclosures do not include any effect due to the passage of this Act.

Expected amortization: The estimated net loss and prior service cost for the other postretirement plan that will be amortized from the regulatory asset into net periodic benefit cost over the 2007 plan year are $0 and $6,000, respectively.

Pension Funding:

Total cash contributions to the Pension Plans were $37.2 million, $17.6 million and $6.1 million for 2006, 2005 and 2004, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, as well as targeted funding levels necessary to qualify under standards of the PBGC for exemption from certain administrative requirements. Management does not currently expect any of the pension assets to revert back to IPALCO during 2007.

The Pension Protection Act of 2006 ("The Act"), which contains comprehensive pension funding reform legislation, was enacted into law during the third quarter of 2006. The Act primarily affects the Defined Benefit Pension Plan. The pension funding provisions are effective January 1, 2008. The Act requires plans that are less than 100% funded to fully fund any funding shortfall in amortized level installments over seven years, beginning in the year of the shortfall. Then, each year thereafter, if the plan's underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. IPL's total underfunded pension liability was approximately $123.0 million (Defined Benefit Pension Plan of $121.3 million and the Supplemental Retirement Plan of $1.7 million), as of December 31, 2006. In addition to the amortized level installments, IPL must also contribute an amount equal to the service cost earned by active participants during the plan year.  The service cost is currently about $6 million per year. The Act contains special accelerated provisions for plans that are determined to be "at risk". IPL plans to fund to levels to avoid the "at risk" status. For funding purposes, the Defined Benefit Pension Plan will be exempt from any required funding during 2007. At this time, IPL does not intend to make any contributions to the Defined Benefit Pension Plan during 2007. However, management will continue to review possible funding scenarios throughout 2007. The Supplemental Retirement Plan is not projected to have any contributions; however, depending on the return on assets, contributions may be required in December. If funding is required, the amount is not expected to be material.

The targeted investment allocations of the Pension Plans as of December 31, 2006 were approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and alternative investment securities (real estate and hedge funds), respectively. The targeted investment allocations of the Pension Plans as of December 31, 2005 were approximately 55%, 40% and 5% in equity securities (domestic and international), fixed income securities and alternative investment securities (real estate), respectively. The actual assets as of December 31, 2006 and 2005 were as follows (in thousands):

                                       2006%             2005%
                                    --------------------------   ---------------------
Equity securities                     $245,581             62%    $222,970         63%
Fixed income securities                 97,581             24%     105,183         30%
Alternative investment securities       37,268              9%      10,760          3%
Cash                                    19,248              5%      14,482          4%
                                    --------------------------   ---------------------
Total assets                          $399,678            100%    $353,395        100%
                                    ==========================   =====================

      Benefit payments made from the Defined Benefit Pension Plan for the years ended December 31, 2006 and 2005 were $28.9 million and $29.0 million, respectively.
Benefit payments made by IPL for other postretirement obligations were $1.1 million an
$1.8 million respectively. Projected benefit payments are expected to be paid out of respected plans as follows:

                                                       Other
                                      Pension       Postretirement
               Year                  Benefits         Benefits
                                          (In Thousands)
2007                                   $29,076         $1,038
2008                                    30,144            950
2009                                    29,543            757
2010                                    30,632            671
2011                                    30,999            562
2012 through 2016 (in total)           171,007          2,128

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

IPL also provides postretirement medical and life insurance benefits to the retirees in the second and third VERPS from their retirement until age 62, subject to IPL's right to modify or terminate such benefits in the future. The additional cost was initially estimated to be $7.5 million to be amortized over 8 years. Due to plan changes, an additional $2.7 million negative prior service cost base was created as of December 31, 2006. This prior service cost base reduces the unrecognized prior service cost for VERP II & III ($3.1 million as of December 31, 2006) to $0.4 million which is amortized over the remaining four years ($0.1 million per year). When those retirees reach age 62, they will be eligible for benefits from the VEBA Trust.

Defined Contribution Plans:

All of IPL's employees are covered by one of two defined contribution plans, The Thrift Plan or The RSP Plan:

The Thrift Plan. Approximately 91% of IPL's active employees are covered by the Thrift Plan. The Thrift Plan is a qualified defined contribution plan. All union new hires are covered under the Thrift plan.

Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 4% of the participant's base compensation, except for employees hired after October 20, 2000 who are members of the clerical-technical unit; and employees hired on or after December 19, 2005 who are members of the physical bargaining unit of the International Brotherhood of Electrical Workers union, who are not eligible for postretirement health care benefits; whose contributions are matched up to 5% of their base compensation. In addition, as a result of the IBEW clerical-technical unit bargaining agreement ratified in March 2007, the IBEW clerical-technical union new hires will receive an annual lump sum Company contribution into the Thrift plan. Employer contributions to the Thrift Plan were $2.5 million, $2.4 million and $2.4 million for 2006, 2005 and 2004, respectively.

The AES Retirement Savings Plan. Approximately 9% of IPL's active employees are covered by the RSP Plan. The RSP Plan is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP Plan, while union new hires are covered under the Thrift plan. Participants elect to make contributions to the RSP plan based on a percentage of their taxable compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 5% of the participant's taxable compensation. In addition, the RSP Plan has a profit sharing component whereby IPL contributes a percentage of each employee's annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board of Directors on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the RSP Plan were $1.8 million, $1.6 million and $1.0 million for 2006, 2005 and 2004, respectively.

10. COMMITMENTS AND CONTINGENCIES

Legal

IPALCO and certain former officers and directors of IPALCO are defendants in a class action lawsuit under the Employment Retirement Income Security Act, filed in the U.S. District Court for the Southern District of Indiana, regarding matters arising from the acquisition of IPALCO by AES. The lawsuit was filed in March 2002 and alleged breach of fiduciary duties with respect to shares held in IPL's 401(k) thrift plan. A bench trial was held in February 2006 to determine whether there were any breaches of fiduciary duties. On March 28, 2007 the court issued its judgment, finding for the defendants. It is unclear whether the plaintiffs will file an appeal at this time.

Many years ago, IPL obtained, through purchases from several owners, a substantial tract of land as a potential site for a future power plant. IPL later determined it no longer intended to build a power plant on that land and sold it in 2004. In September 2004, a former owner of a parcel included within IPL's land sued IPL in Morgan County Superior Court in a purported class action to force IPL to pay any profit on the sale to the various former owners, as well as profits received from ground leases and timber sales. The plaintiffs contended, in essence, that IPL obtained the various parcels through the threat of eminent domain under circumstances where eminent domain would have been inappropriate. In an amended complaint, the plaintiffs asserted claims for fraudulent inducement to contract, unjust enrichment, breach of fiduciary duty and fraudulent concealment, and sought compensatory and punitive damages. IPL recently agreed to settle the case for a nominal amount.

As of December 31, 2006 and December 31, 2005, IPL was a defendant in approximately 114 and 109 pending lawsuits, respectively, alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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

National Ambient Air Quality Standards. In July 1997, the EPA promulgated final rules tightening the National Ambient Air Quality Standards for ozone and creating a new fine particulate matter standard. In April 2004, the EPA designated Marion and Morgan counties, in which IPL's Harding Street and Eagle Valley plants, respectively, are located, as parts of the Greater Indianapolis nonattainment area for ozone, effective June 15, 2004. Indiana is now required to devise implementation plan revisions to attain and maintain the new ozone standards in these areas. Such revisions may require IPL to reduce emissions of ozone precursors, chiefly oxides of nitrogen, from its Harding Street and Eagle Valley generating stations. However, recent ambient data collected by IDEM indicates that Marion and Morgan Counties have achieved attainment status for ozone. Based on this data, IDEM petitioned the EPA to redesignate central Indiana - including Marion and Morgan Counties - as attainment for ozone on March 26, 2007. Upon receipt of the complete petition, the EPA has eighteen months to make a decision regarding the redesignation of these areas. Although IDEM has petitioned for redesignation, IPL may still be subject to ozone attainment and maintenance requirements, depending on whether the EPA approves the redesignation as well as when the requirements and the redesignation would take effect.

On December 17, 2004, EPA signed a final rule designating Marion and Morgan Counties, and a portion of Pike County, as nonattainment for the fine particulate matter ambient air quality standard, effective April 5, 2005. The non-attainment designation for both ozone and fine particulate matter will legally require the state of Indiana to modify its State Implementation Plan ("SIP") by June 15, 2007 for ozone and by April 5, 2008 for fine particulate matter. The SIPs will detail how the state will regain its compliance status, with the goal of achieving compliance with the ozone standard required by June 15, 2009 and compliance with the fine particulate matter standard required by April 5, 2010 (unless an up to five year extension is granted by EPA). The development of the fine particulate matter SIP also may require examination and potential reduction of not only fine particulate matter, but also its precursors, which include SO2, NOx, volatile organic compounds and ammonia. The potential impact these EPA designations and SIP revisions may have on our generating stations is unclear at this time.

Clean Coal Technology Filings. On November 14, 2002 and November 30, 2004, in response to petitions we filed, the IURC issued Orders approving expenditures for deployment of Clean Coal Technology. The November 14, 2002 Order approved the recovery of expenditures of approximately $260 million to install pollution control technology to reduce NOx emissions and recovery of the cost of NOx emissions allowances, when purchased to comply with environmental regulations restricting the emissions of NOx from IPL's generating units used to serve IPL's retail customers. The November 30, 2004 Order approved the recovery of up to $182 million of capital expenditures to install and/or upgrade pollution control technology to address required SO2 and mercury emissions reductions from our power plants and to reduce fine particulate pollution in the atmosphere. In addition, the Orders approved ratemaking treatment for such expenditures, including a return on the investment and recovery of depreciation expenses and operation and maintenance expenses associated with these projects and granted IPL the authority to add the approved return on its environmental projects to IPL's authorized annual jurisdictional net operating income in subsequent FAC proceedings. Finally, the Orders provided for the periodic review of IPL's capital expenditures on these projects. During 2005 and 2006, we filed, in three separate petitions, requests for approval of $78.4 million of additional capital expenditures related to pollution control technology which were approved by the IURC.

11. RELATED PARTY TRANSACTIONS

Effective September 1, 2003, IPALCO and IPL entered into a property insurance program in which AES and other AES subsidiaries also participate. The program includes a policy issued by a third party insurance company for funding losses of the participants up to a total aggregate amount of $20 million. Funds to pay claims within this limit will be derived from premiums paid to this third party carrier by the participants and will be deposited into a trust fund owned by AES Global Insurance Company, a wholly-owned subsidiary of AES, but controlled by the third party carrier. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence. The cost of coverage under this program was approximately $3.1 million, $2.8 million, and $3.0 million in 2006, 2005, and 2004, respectively and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2006 and 2005, we had prepaid approximately $1.7 million and $1.5 million, respectively, which is recorded in Prepayments and other current assets on the accompanying consolidated balance sheets.

In June 2004, IPL entered into an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits, in which AES and other AES subsidiaries also participate. Health and Welfare Benefit Plans LLC will administer the financial aspects of the group insurance program, receive all premium payments from the participating affiliates, and make all vendor payments. Health insurance costs have risen significantly during the last few years. We believe that, though our insurance costs will likely continue to rise, cost savings can be realized through participation in this group benefits program with AES. The cost of coverage under this program, which began August 1, 2004, was approximately $19.4 million, $19.2 million and $5.6 million in 2006, 2005 and 2004, respectively and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2006, we had no prepaid coverage under this plan. As of December 31, 2005 we had prepaid approximately $1.5 million for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying consolidated balance sheets.

In the third quarter of 2006, IPL purchased, in arm's length transactions, 3,200 SO2 vintage 2006 air emissions allowances at the then current market price, for a total of $2.0 million from a wholly-owned subsidiary of AES.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income. IPALCO had estimated income tax payments in excess of estimated year-end liabilities, which were applied to the following year's income tax liabilities, under this agreement of $8.6 million and $16.2 million as of December 31, 2006, and December 31, 2005, respectively. These amounts are recorded in Net income tax refunds receivable on the accompanying consolidated balance sheets.

Long Term Compensation Plan: During 2006 and 2005, most of IPL's non-union employees received benefits under the AES Long Term Compensation Plan, a deferred compensation program. Benefits under this plan are granted in the form of performance units payable in cash, AES restricted stock units and options to purchase shares of AES common stock. All three of such components granted to non-union employees of IPL vest in thirds over a three-year period and the terms of the AES restricted stock units also include a five-year minimum holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2006 and 2005 was $3.0 million and $2.6 million, respectively, and was included in Other Operating Expenses on IPALCO's consolidated statements of income. The value of these benefits is being amortized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPALCO's consolidated balance sheets in accordance with SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure - An Amendment of FASB Statement No. 123."

See also The AES Retirement Savings Plan included in Note 9, "Pension and Other Postretirement Benefits" to the Consolidated Financial Statements of IPALCO for a description of benefits awarded to IPL employees by AES under The AES Retirement Savings Plan.

12. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Enterprises' reportable business segments are electric and "all other." The "all other" category primarily includes the IPALCO Notes, approximately $0.9 million and $0.6 million of nonutility cash and cash equivalents, as of December 31, 2006 and 2005 respectively; short-term and long-term nonutility investments of $10.6 million and $9.9 million at December 31, 2006 and 2005, respectively; and income taxes and interest related to those items. There was no utility operating income other than the activities of IPL during the periods covered by this report. Nonutility assets represented less than 1% of IPALCO's total assets as of December 31, 2006 and 2005 and there were no nonutility capital expenditures during the years ended December 31, 2006, 2005 and 2004. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

13. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2006 and 2005, by quarter, are as follows (in thousands):

                                                       2006
                           ------------------------------------------------------------
                              March 31        June 30     September 30    December 31
                           ------------------------------------------------------------
Utility operating revenue        $255,616       $250,907       $273,058       $252,470
Utility operating income           44,092         37,288         54,260         43,863
Net income                         24,390         17,581         30,544         19,901

                                                       2005
                           ------------------------------------------------------------
                              March 31        June 30     September 30    December 31
                           ------------------------------------------------------------
Utility operating revenue        $226,889       $228,799       $254,207       $241,184
Utility operating income           54,274         51,083         57,024         46,347
Net income                         32,388         28,784         34,559         18,198

The quarterly figures reflect seasonal and weather-related fluctuations that are normal to IPL's operations.

************

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of
Indianapolis Power & Light Company:
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Indianapolis Power & Light Company (the "Company") as of December 31, 2006 and 2005, and the related statements of income, common shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Indianapolis Power & Light Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 9 to the consolidated financial statements, the Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R," which changed the method of accounting for and the disclosures regarding pension and postretirement benefits.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana

April 16, 2007

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2006, 2005 and 2004

(In Thousands)                                                       2006        2005      2004
                                                                  ----------- ---------- ---------
OPERATING REVENUES                                                $1,032,051   $951,079  $885,473

OPERATING EXPENSES:
  Operation:
    Fuel                                                             269,692    179,862   191,786
    Other                                                            181,455    161,331   130,458
  Power purchased                                                     39,788     51,689    15,172
  Maintenance                                                         92,325     82,113    78,105
  Depreciation and amortization                                      136,504    135,854   125,011
  Taxes other than income taxes                                       37,532     35,673    34,563
  Income taxes - net                                                  95,252     95,829    96,044
                                                                  ----------- ---------- ---------
    Total operating expenses                                         852,548    742,351   671,139
                                                                  ----------- ---------- ---------
OPERATING INCOME                                                     179,503    208,728   214,334
                                                                  ----------- ---------- ---------
OTHER INCOME AND (DEDUCTIONS):
  Allowance for equity funds used during construction                  2,733      2,257     1,829
  Gains (loss) on sales of assets - net                                  (14)          -      852
  Miscellaneous income and (deductions) - net                         (1,135)    (2,158)      (56)
  Income tax benefit applicable to nonoperating income                 5,040        939       905
                                                                  ----------- ---------- ---------
    Total other income and (deductions) - net                          6,624      1,038     3,530
                                                                  ----------- ---------- ---------
INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                          48,427     47,902    49,314
  Other interest                                                       4,048        754       589
  Allowance for borrowed funds used during construction               (2,617)    (1,389)   (1,940)
  Amortization of redemption premium and expense on debt - net         1,924      1,702     1,587
                                                                  ----------- ---------- ---------
    Total interest and other charges - net                            51,782     48,969    49,550
                                                                  ----------- ---------- ---------
NET INCOME                                                           134,345    160,797   168,314

PREFERRED DIVIDEND REQUIREMENTS                                        3,213      3,213     3,213
                                                                  ----------- ---------- ---------
INCOME APPLICABLE TO COMMON STOCK                                   $131,132   $157,584  $165,101
                                                                  =========== ========== =========

  See notes to consolidated financial statements

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2006 and 2005

(In Thousands)
                                                                   December 31,   December 31
                             ASSETS                                    2006          2005
UTILITY PLANT:                                                     -------------  -----------
  Utility plant in service                                           $3,578,525   $3,496,202
  Less accumulated depreciation                                       1,485,459    1,425,489
                                                                   -------------  -----------
      Utility plant in service - net                                  2,093,066    2,070,713
                                                                   -------------  -----------
  Construction work in progress                                         152,801       94,087
  Spare parts inventory                                                   1,587             -
  Property held for future use                                              591          591
                                                                   -------------  -----------
      Utility plant - net                                             2,248,045    2,165,391
                                                                   -------------  -----------
OTHER ASSETS:
  At cost, less accumulated depreciation                                  1,846        1,811
                                                                   -------------  -----------
CURRENT ASSETS:
  Cash and cash equivalents                                               7,730        5,443
  Restricted cash                                                        31,720             -
  Accounts receivable and unbilled revenue (less allowance
    for doubtful accounts of $1,802 and $1,740 respectively)             67,791       64,121
  Receivable due from parent                                                122             -
  Fuel - at average cost                                                 30,589       25,145
  Materials and supplies - at average cost                               53,045       52,331
  Net income tax refunds receivable                                            -       9,302
  Regulatory assets                                                       4,508       41,424
  Prepayments and other current assets                                    6,426        7,910
                                                                   -------------  -----------
      Total current assets                                              201,931      205,676
                                                                   -------------  -----------
DEFERRED DEBITS:
  Regulatory assets                                                     320,413      156,952
  Miscellaneous                                                          13,949       29,999
                                                                   -------------  -----------
      Total deferred debits                                             334,362      186,951
                                                                   -------------  -----------
              TOTAL                                                  $2,786,184   $2,559,829
                                                                   =============  ===========
                 CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholder's equity:
    Common stock                                                       $324,537     $324,537
    Premium on 4% cumulative preferred stock                              2,642        2,642
    Paid in capital                                                       3,396        2,019
    Retained earnings                                                   356,293      365,453
    Accumulated other comprehensive loss                                       -     (74,359)
                                                                   -------------  -----------
      Total common shareholder's equity                                 686,868      620,292
                                                                   -------------  -----------
  Cumulative preferred stock                                             59,135       59,135
  Long-term debt                                                        731,516      693,316
                                                                   -------------  -----------
      Total capitalization                                            1,477,519    1,372,743
                                                                   -------------  -----------
CURRENT LIABILITIES:
  Line of credit and current portion of long-term debt                  155,000      111,100
  Accounts payable and accrued expenses                                  74,341       81,734
  Accrued real estate and personal property taxes                        15,908       15,840
  Accrued income taxes                                                      746             -
  Accrued interest                                                       17,916       18,351
  Customer deposits                                                      14,446       12,875
  Other current liabilities                                               9,749       12,762
                                                                   -------------  -----------
      Total current liabilities                                         288,106      252,662
                                                                   -------------  -----------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
  Accumulated deferred income taxes - net                               424,222      338,027
  Asset retirement obligations                                          431,993      412,597
  Unamortized investment tax credit                                      20,216       22,827
  Accrued pension and other postretirement benefits                     132,453      149,103
  Miscellaneous                                                          11,675       11,870
                                                                   -------------  -----------
      Total deferred credits and other long-term liabilities          1,020,559      934,424
                                                                   -------------  -----------
COMMITMENTS AND CONTINGENCIES (Note 10)

              TOTAL                                                  $2,786,184   $2,559,829
                                                                   =============  ===========

  See notes to consolidated financial statements

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006, 2005 and  2004

(In Thousands)
                                                                           2006        2005        2004
CASH FLOWS FROM OPERATIONS:                                             ----------  ----------  ----------
  Net income                                                             $134,345    $160,797    $168,314
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                         133,970     132,023     124,031
    Amortization of regulatory assets                                       4,488       5,584       2,590
    Deferred income taxes and investment tax credit adjustments - net      39,827      (9,219)     (4,457)
    Emissions allowance expense                                            15,536       9,834           -
    Gain on sale of land held for sale                                          -            -     (5,924)
    Gains on sales and exchanges of environmental emission allowances      (4,690)     (2,191)          -
    (Gain) loss  on sales of assets - net                                      14            -       (852)
    Gain on investments                                                       (71)       (361)          -
    Allowance for equity funds used during construction                    (2,733)     (2,257)     (1,829)
  Change in certain assets and liabilities:
    Accounts receivable                                                    (3,792)     (7,850)    (11,848)
    Fuel, materials and supplies                                           (8,923)     (4,992)      5,544
    Income taxes receivable or payable                                     10,048     (17,783)     17,836
    Accounts payable and accrued expenses                                   4,189      10,580       4,515
    Accrued real estate and personal property taxes                            68           3      (2,695)
    Accrued interest                                                         (435)     (1,338)      2,109
    Pension and other postretirement benefit expenses                     (22,005)    (10,831)       (452)
    Short-term and long-term regulatory assets and liabilities             19,884     (54,269)     (3,595)
    Other - net                                                             1,110       7,646       3,513
                                                                        ----------  ----------  ----------
Net cash provided by operating activities                                 320,830     215,376     296,800
                                                                        ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                   (195,009)   (112,207)   (163,540)
  Increase in restricted cash                                             (30,744)          -           -
  Purchase of environmental emissions allowances                          (16,649)     (5,908)          -
  Purchase of short-term investments                                       (4,600)   (725,909)   (909,375)
  Proceeds from sales and maturities of short-term investments              4,600     736,359     907,025
  Proceeds from sales of assets                                             1,190       1,028      14,309
  Other                                                                    (6,976)     (4,468)     (2,406)
                                                                        ----------  ----------  ----------
Net cash used in investing activities                                    (248,188)   (111,105)   (153,987)
                                                                        ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings - net                                              22,700      52,300            -
  Long-term borrowings                                                    257,781      71,850      98,917
  Retirement of long-term debt                                           (201,450)    (71,850)    (80,000)
  Dividends on common stock                                              (140,292)   (149,497)   (157,650)
  Dividends on preferred stock                                             (4,017)     (2,410)     (4,017)
  Other                                                                    (5,077)     (2,159)       (530)
                                                                        ----------  ----------  ----------
Net cash used in financing activities                                     (70,355)   (101,766)   (143,280)
                                                                        ----------  ----------  ----------
Net change in cash and cash equivalents                                     2,287       2,505        (467)
Cash and cash equivalents at beginning of year                              5,443       2,938       3,405
                                                                        ----------  ----------  ----------
Cash and cash equivalents at end of year                                   $7,730      $5,443      $2,938
                                                                        ==========  ==========  ==========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest (net of amount capitalized)                                  $50,293     $49,059     $45,854
                                                                        ==========  ==========  ==========
    Income taxes                                                          $40,508    $121,885     $85,897
                                                                        ==========  ==========  ==========

  See notes to consolidated financial statements

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARIES
Consolidated Statements of Common Shareholder's Equity
For the Years Ended December 31, 2006, 2005 and 2004

(In Thousands)
                                                             Premium and                         Accumulated
                                                             Net Gain on                            Other
                                                   Common     Preferred    Paid in    Retained   Comprehensive
                                                   Stock        Stock      Capital    Earnings       Loss          Total
                                                 ---------- ------------- ---------- ----------- ------------- -------------
2004
 Beginning Balance                                $324,537        $2,642       $104    $349,915      ($58,418)     $618,780
 Comprehensive Income:
   Net income                                                                           168,314                     168,314
 Other comprehensive income (loss):
   Minimum pension liability adjustment, net
     of income taxes of $(512)                                                                          5,630         5,630
   Adjust financial instruments to fair market
     value, net of income taxes of $(615)                                                               1,462         1,462
                                                                                                               -------------
 Total Comprehensive Income                                                                                         175,406

 Cash dividends declared-common stock                                                  (157,650)                   (157,650)
 Cash dividends declared-cumulative preferred stock                                      (3,213)                     (3,213)
 Contributions from AES                                                         687                                     687
                                                 ---------- ------------- ---------- ----------- ------------- -------------
 Balance at December 31, 2004                     $324,537        $2,642       $791    $357,366      ($51,326)     $634,010
                                                 ---------- ------------- ---------- ----------- ------------- -------------
2005
  Comprehensive Income (Loss):
   Net income                                                                           160,797                     160,797
 Other comprehensive income (loss):
   Minimum pension liability adjustment, net
     of income taxes of $15,831                                                                       (23,234)      (23,234)
   Adjust financial instruments to fair market
     value, net of income taxes of $(137)                                                                 201           201
                                                                                                               -------------
 Total Comprehensive Income                                                                                         137,764

 Cash dividends declared-common stock                                                  (149,497)                   (149,497)
 Cash dividends declared-cumulative preferred stock                                      (3,213)                     (3,213)
 Contributions from AES                                                       1,228                                   1,228
                                                 ---------- ------------- ---------- ----------- ------------- -------------
Balance at December 31, 2005                      $324,537        $2,642     $2,019    $365,453      ($74,359)     $620,292
                                                 ---------- ------------- ---------- ----------- ------------- -------------
2006
  Comprehensive Income (Loss):
   Net income                                                                           134,345                     134,345
 Other comprehensive income (loss):
 Interest rate swap adjustment, net of income
   taxes of $(2,737)                                                                                    4,017         4,017
   Minimum pension liability adjustment, net
     of income taxes of $1,171                                                                         (1,719)       (1,719)
                                                                                                               -------------
 Total Comprehensive Income                                                                                         136,643

  Adoption of SFAS 158, net of income taxes of $(49,101)                                               72,061        72,061
 Cash dividends declared-common stock                                                  (140,292)                   (140,292)
 Cash dividends declared-cumulative preferred stock                                      (3,213)                     (3,213)
 Contributions from AES                                                       1,377                                   1,377
                                                 ---------- ------------- ---------- ----------- ------------- -------------
Balance at December 31, 2006                      $324,537        $2,642     $3,396    $356,293            $0      $686,868
                                                 ========== ============= ========== =========== ============= =============

  See notes to consolidated financial statements

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

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

IPL Funding Corporation ("IPL Funding") is a special-purpose entity and a wholly owned subsidiary of IPL and is included in the consolidated financial statements of IPL. IPL formed IPL Funding in 1996 to sell, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL to the Purchasers in exchange for cash (see Sales of Accounts Receivable in Note 2. Summary of Significant Accounting Policies).

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

In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") with respect to short-term borrowing not regulated by the IURC, the sale of electricity at wholesale and the transmission of electric energy in interstate commerce, the classification of accounts, and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by unregulated entities.

IPL is also affected by the regulatory jurisdiction of the U.S. Environmental Protection Agency ("EPA"), at the federal level, and the Indiana Department of Environmental Management, at the state level. Other significant regulatory agencies affecting IPL include, but are not limited to, NERC Corporation, the U.S. Department of Labor and the Indiana Occupational Safety and Health Administration.

Customer Choice Plans:

Elect Plan. During 1998, in an Order resulting from an IPL initiated proceeding, the IURC declined to exercise its jurisdiction in part over IPL customers who voluntarily selected service under Elect Plan. This program allowed IPL to offer customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service products. Elect Plan expired on December 31, 2006, with the exception of the Green Power option, which expires on June 30, 2007. As a result, net operating income from customers that previously participated in Elect Plan programs is now included in our authorized annual jurisdictional net operating income calculation.

Empower: On August 23, 2006, we made a filing with the IURC in which we sought approval for a new customer choice plan called Empower. In March 2007, we withdrew this filing. We believe the filing is no longer necessary after the IURC initiated state-wide proceedings into the effectiveness of demand side management ("DSM") programs offered across Indiana, as well as time-based pricing and other demand response programs. These were features of the proposed Empower filing. We are participating in each of these proceedings.

Green Power and Demand Side Management: In March 2007, IPL filed a petition with the IURC to offer Green Power as a tariff rate in order to continue to provide this customer option without interruption. IPL has also filed a new DSM petition requesting an extension of the programs currently in place.  Both filings are subject to IURC approval.

Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income: IPL may apply to the IURC for a change in its fuel charge every three months to recover its estimated fuel costs, including the fuel portion of purchased power costs, which may be above or below the levels included in IPL's basic rates and charges. IPL must present evidence in each FAC proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power, or both, so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible.

Purchased power costs below an established benchmark are presumed to be recoverable energy costs. Under a settlement agreement amended and approved by the IURC in March 2007, which expires April 30, 2008, the benchmark for IPL is established prospectively each month based on the lesser of the prompt month price (futures settlement price on the last trading day of the current month for next month) for natural gas or No. 2 fuel oil. The settlement also generally provides for recovery of 85% of power purchased up to $700/MWh to replace capacity losses for certain full forced outages and environmental derates (unit impairment for environmental conditions) for power purchases up to the first 11% of IPL's total rated summer capacity in any hour and full recovery for power purchases exceeding 11% of IPL's total rated summer capacity in any hour.

In IPL's March 2006 FAC proceeding, a consumer advocacy group representing some of IPL's industrial customers requested that a sub-docket be established to review IPL's fuel costs. The hearing on this FAC was held on May 3, 2006 and IPL received an Order on May 24, 2006 approving the establishment of a sub-docket to review its fuel costs. IPL's recent FAC Orders approved FAC factors on an interim basis, subject to refund, due to the establishment of the sub-docket. To date, no procedural schedule for this proceeding has been established. We cannot predict what refunds, if any, may be required, or for what period of time.

During the second quarter of 2006, we received an Order from the IURC requiring us to return all Day Ahead Revenue Sufficiency Guarantee Distribution Amounts and Real-Time Revenue Sufficiency Guarantee First Pass Distribution Amounts ("RSG amounts") assessed by the Midwest ISO prior to December 9, 2005 charged to customers, or scheduled to be charged to customers, through the FAC (approximately $5.8 million). According to the Order, which expires on April 30, 2008, RSG amounts beginning December 9, 2005, may be recovered in IPL's FACs, subject to a benchmark. Based on established regulatory practices and Orders received by the IURC allowing deferral, we believe it is probable that all RSG amounts charged to us prior to December 9, 2005, will be recovered. Accordingly, we have deferred such cost as a regulatory asset. The recovery period for these costs can not yet be determined.

Independent of the IURC's ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in FACs. Additionally, customer refunds may result if the utilities' rolling 12-month operating income, determined at quarterly measurement dates, exceeds the utilities' authorized annual jurisdictional net operating income and there are not sufficient applicable cumulative net operating income deficiencies against which the excess rolling twelve month jurisdictional net operating income can be offset. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be the lesser of one-fourth of the excess annual jurisdictional net operating income in that FAC application, grossed up for federal and state taxes or one-fourth of the cumulative net operating income deficiencies and excesses for the applicable period grossed up for federal and state taxes.

IPL's authorized annual jurisdictional net operating income, for purposes of the quarterly operating income tests, attendant on its FAC proceedings, is $163 million, as established in IPL's last base rate case, plus additional returns authorized in the Environmental Compliance Cost Recovery Adjustment ("ECCRA") filings of $16.6 million as of December 31, 2006. Over the past three years, IPL's rolling annual jurisdictional retail electric operating income, measured quarterly, has been greater than the authorized annual jurisdictional net operating income for only one reporting period. In IPL's December 2005 FAC filing for the twelve month period ending October 31, 2005, the IURC found that IPL's rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income by $1.6 million. In IPL's most recently approved FAC filing (filed in December 2006 for the twelve month reporting period ending October 31, 2006), the IURC found that IPL's rolling annual jurisdictional retail electric net operating income was less than the authorized annual jurisdictional net operating income by $27.5 million. We believe we may, however, exceed the authorized annual jurisdictional net operating income in future measurement periods. Because IPL has a cumulative net operating income deficiency, IPL has not been required to make customer refunds in its FAC proceedings when it's rolling annual jurisdictional retail electric operating income has been greater than the authorized annual jurisdictional net operating income.

The IURC approved the use of Clean Coal Technology ("CCT"), which constitutes qualified pollution control property as defined in Ind. Code section 8-1-2-6.6 and ratemaking treatment through the ECCRA that allows IPL to meet the nitrogen oxide ("NOx") and sulfur dioxide ("SO2") emission limits imposed pursuant to the EPA's NOx State Implementation Plan call and the requirements under the Clean Air Interstate Rule and the Clean Air Mercury Rule. A return on the investment in IPL's CCT investments is included in the ratemaking treatment. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC for purposes of annual operating income test requirements in subsequent FAC proceedings. The additional amount of return will be dependent on the cumulative amount of CCT investment that has been made at the time IPL files with the IURC for ratemaking treatment on such CCT investment. Such filings are made at intervals of no more often than once every six months.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: IPL's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in conjunction with the rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include the accounts of IPL and its unregulated subsidiary, IPL Funding. All significant intercompany items have been eliminated in consolidation.

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

Revenues: Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, we estimate line losses on a monthly basis. At December 31, 2006 and 2005, customer accounts receivable include unbilled energy revenues of $41.8 million and $44.8 million on a base of annual revenue of $1.0 billion and $951.1 million, respectively.

IPL's basic rates include a provision for fuel costs as established in IPL's most recent rate proceeding. IPL is permitted to recover actual costs of purchased power and fuel consumed, subject to certain restrictions. This is accomplished through quarterly FAC proceedings, in which IPL estimates the amount of fuel and purchased power costs in future periods. Through these proceedings, IPL is also permitted to recover, in future rates, underestimated fuel and purchased power costs from prior periods, subject to certain restrictions, and therefore the over or underestimated costs are deferred or accrued and amortized into fuel expense in the same period that IPL's rates are adjusted.

On April 1, 2005, IPL began participation in the restructured wholesale energy market operated by the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO"). The implementation of this restructured market marks a significant change in the way IPL buys and sells electricity and schedules generation. Prior to the restructured market, IPL dispatched its generation and purchased power resources directly to meet its demands. In the restructured market, IPL offers its generation and bids its demand into the market on an hourly basis. The Midwest ISO settles these hourly offers and bids based on locational marginal pricing ("LMP"s), i.e., pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. The Midwest ISO evaluates the market participants' offers and demand bids, to dispatch the most economic resources to meet load requirements reliably and efficiently in the entire Midwest ISO system on a five-minute basis.

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

Concentrations of Risk: Substantially all of IPL's customers are located within the Indianapolis area. In addition, approximately 65% of IPL's full-time employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL's current contract with the physical unit expires on December 8, 2008 and the contract with the clerical-technical unit expires February 14, 2011. In addition, more than half of IPL's contracted coal is from one supplier. IPL has entered into three long-term contracts with this supplier, which employs non-unionized labor, for the provision of coal from three separate mines.

Allowance For Funds Used During Construction: In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 8.6%, 9.1% and 8.8% during 2006, 2005 and 2004, respectively.

Utility Plant and Depreciation: Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property, as distinct from renewals of minor items that are charged to maintenance, are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.8% during 2006, 3.8% during 2005 and 3.7% during 2004.

Sales of Accounts Receivable

Accounts Receivable Securitization. IPL formed IPL Funding Corporation ("IPL Funding") in 1996 as a special-purpose entity to purchase retail receivables originated by IPL pursuant to a receivables sale agreement entered into with IPL. At the same time, IPL Funding entered into a purchase facility (the "Purchase Facility") with unrelated parties (the "Purchasers") pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million, of interests in the pool of receivables purchased from IPL. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold up to a maximum of $50.0 million, as permitted by the Purchase Facility. During 2006, the Purchase Facility was extended through May 29, 2007. IPL Funding is included in the consolidated financial statements of IPL. Accounts receivable on the accompanying consolidated balance sheets of IPL are stated net of the $50 million sold.

IPL retains servicing responsibilities for its role as a collection agent on the amounts due on the sold receivables. However, the Purchasers assume the risk of collection on the purchased receivables without recourse to IPL in the event of a loss. While no direct recourse to IPL exists, we risk loss in the event collections are not sufficient to allow for full recovery of the retained interests. No servicing asset or liability is recorded since the servicing fee paid to IPL approximates a market rate.

The carrying values of the retained interest is determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions in estimating fair value are credit losses, the selection of discount rates, and expected receivables turnover rate. As a result of short accounts receivable turnover period and historically low credit losses, the impact of these assumptions have not been significant to the fair value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history.

The losses recognized on the sales of receivables were $2.9 million, $2.1 million and $1.1 million for 2006, 2005 and 2004, respectively. These losses are included in Other operating expense on the consolidated statements of income. The amount of the losses recognized depends on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and the proceeds received.

The following table shows the receivables sold and retained interests as of the periods ended and cash flows during the periods ending:

                                                         As of December 31,
                                           ----------------------------------------------
                                                2006            2005            2004
                                           --------------  --------------  --------------
                                                          (in millions)
Retail receivables                                $113.4          $111.9           $96.1
Less: Retained    interests                         63.4            61.9            46.1
Net receivables sold                                50.0              50.0              50.0

                                                  Twelve Months Ended December 31,
                                           ----------------------------------------------
                                                2006            2005            2004
                                           --------------  --------------  --------------
Cash flows during period                                 (in millions)
Cash proceeds from interest retained              $527.7          $470.0          $381.0
Cash proceeds from sold receivables(1)            $415.5          $391.3          $424.1

(1) Cash flows from the sale of receivables are reflected within Operating Activities on the Consolidated Statements of Cash Flows.

There were no proceeds from new securitizations for each of 2006, 2005 and 2004. Servicing fees of $0.6 million were paid for each of 2006, 2005 and 2004.

IPL and IPL Funding provide certain indemnities to the Purchasers, including indemnification in the event that there is a breach of representations and warranties made with respect to the purchased receivables. IPL Funding and IPL each have agreed to indemnify the Purchasers on an after- tax basis for any and all damages, losses, claims, liabilities, penalties, taxes, costs and expenses at any time imposed on or incurred by the indemnified parties arising out of or otherwise relating to the purchase facility, subject to certain limitations as defined in the Purchase Facility.

Under the Purchase Facility, if IPL fails to maintain certain financial covenants regarding interest coverage and debt-to-capital ratios, it would constitute a "termination event." IPL is in compliance with such covenants.

As a result of IPL's current credit rating, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a "lock-box" event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of additional interests in receivables and cause all proceeds of the purchased interests to be used to reduce the Purchaser's investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased interests in receivables (currently $50 million).

Financial Transmission Rights: Midwest ISO market participants are able to hedge their exposure to congestion charges, which result from constraints on the transmission system, with certain Financial Transmission Rights ("FTRs"). Participants are allocated FTRs each year and are permitted to purchase additional FTRs. Both the congestion and FTR amounts are generally recoverable through the FAC. In accordance with SFAS No. 71, IPL recognizes a regulatory liability for the value of the FTR derivative, which is adjusted as the value of the FTRs changes. All methods of assessing fair value result in a general approximation of value and such value may never be realized. IPL's FTRs are included in PREPAYMENTS AND OTHER CURRENT ASSETS on the accompanying consolidated balance sheets at their estimated fair market value, which was $1.3 million and $2.6 million as of December 31, 2006 and December 31, 2005, respectively. The associated regulatory liability is included in OTHER CURRENT LIABILITIES.

Derivatives:  IPL has only limited involvement with derivative financial instruments and does not use them for trading purposes. IPL accounts for its derivatives in accordance with SFAS No. 133 "Accounting for Derivatives," as amended. IPL has one interest rate swap agreement, which is recognized on the consolidated balance sheets at its estimated fair value as a liability of approximately $6.6 million. IPL entered into this agreement as a means of managing the interest rate exposure on a $40 million unsecured variable-rate debt instrument. In accordance with SFAS No. 71, IPL recognized a regulatory asset equal to the value of the interest rate swap, which is adjusted as that fair value changes. The settlement amounts from the swap agreement are reported in the financial statements as a component of interest expense. Management uses standard market conventions to determine the fair value of the interest rate swap.

In addition, IPL has entered into contracts involving the physical delivery of energy and fuel. Because these contracts qualify for the normal purchases and sales scope exception in FAS 133, IPL has elected to account for them as accrual contracts, which are not adjusted for changes in fair value, in accordance with SFAS No. 133.

Emissions Allowances: IPL uses environmental air emissions allowances to meet standards set forth by the Environmental Protection Agency related to emission of SO2 and NOx gasses. IPL accounts for environmental air emissions allowances as intangible assets and records expenses for allowances using a first in first out ("FIFO") method. The total book value of SO2 and NOx emissions allowances, included in MISCELLANEOUS DEFERRED DEBITS on the accompanying consolidated balance sheets, as of December 31, 2006 and December 31, 2005 was $0.4 million and $1.2 million, respectively.

Income Taxes: IPL includes any applicable interest and penalties related to income tax deficiencies or overpayments in Income tax benefit - net under OTHER INCOME AND (DEDUCTIONS) in its consolidated statements of income. The income tax provisions for the year ended December 31, 2006 include interest income of $4.3 million related to income tax refunds. The income tax provision for the year ended December 31, 2005 includes interest expense of $1.4 million.

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

New Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 123, "Share-Based Payment." SFAS No. 123R eliminates the intrinsic value method as an alternative method of accounting for stock-based awards under APB No. 25 by requiring that all share-based payments to employees, including grants of stock options for all outstanding years, be recognized in the financial statements based on their fair values. It also revises the fair value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies the guidance under SFAS No. 123 related to measurement of fair value, classifying an award as equity or as a liability and attributing compensation to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, "Statement of Cash Flows," to require that excess tax benefits be reported as a financing cash flow rather than as an operating cash flow.

Effective January 1, 2003, IPL adopted the fair value recognition provision of SFAS No. 123, as amended by SFAS No. 148, "Accounting for Stock-Based Compensation- Transition and Disclosure," prospectively for all employee awards granted, modified or settled after January 1, 2003. IPL adopted SFAS No. 123R and related guidance on January 1, 2006, using the modified prospective transition method. Under this transition method, compensation cost is being recognized (a) based on the requirements of SFAS No. 123R for all share- based awards granted subsequent to January 1, 2006 and (b) based on the original provisions of SFAS No. 123 for all awards granted prior to January 1, 2006, but not vested as of this date. Results for prior periods will not be restated.

In March 2006, the FASB released SFAS No. 156, "Accounting for Servicing of Financial Assets," to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 156 permits an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities after they have been initially measured at fair value. SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006. Management does not believe SFAS No. 156 will have a material impact on our results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48 "Accounting for Uncertainty in Income Taxes" ("FIN No. 48") which is effective for fiscal years beginning after December 15, 2006. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The evaluation of a tax position is a two-step process.

The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information.

The second step is measurement: A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements.  The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one of the following:

a)       An increase in a liability for income taxes payable or a reduction of an income tax refund receivable

b)       A reduction in a deferred tax asset or an increase in a deferred tax liability

c)       Both (a) and (b).

A liability for unrecognized tax benefits will be classified as current to the extent that we anticipate making a payment within one year or the operating cycle, if longer.  An income tax liability should not be classified as a deferred tax liability unless it results from a taxable temporary difference (that is, a difference between the tax basis of an asset or a liability as calculated using this Interpretation and its reported amount in the statement of financial position).  FIN No. 48 does not change the classification requirements for deferred taxes.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold will be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold will be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Use of a valuation allowance as described in SFAS No. 109 is not an appropriate substitute for the derecognition of a tax position.  The requirement to assess the need for a valuation allowance for deferred tax assets based on the sufficiency of future taxable income is unchanged by FIN No. 48.

This Interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of this standard is not expected to have a material impact on our operating results or financial condition.

In July 2006, the FASB also issued FASB Statement of Position FAS 13-2, "Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction." This FASB staff position ("FSP") amends FASB Statement No. 13, "Accounting for Leases," to require a lessor in a leveraged-lease transaction to recalculate the leveraged lease for the effects of a change or projected change in the timing of cash flows relating to income taxes that are generated by the leveraged lease. The FSP is effective for fiscal years beginning after December 15, 2006. Management does not believe that this FSP will have a material impact on our results of operations or financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108").  SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.  In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company's financial statements and the related financial statement disclosures. IPL applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The adoption of SAB 108 did not have a material impact on our results of operations or financial position.

In September 2006, the FASB released SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. IPL is assessing the impact the adoption of SFAS No. 157 will have on our results of operations or financial position.

In September 2006, the FASB issued Statement 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)." For the fiscal year ended December 31, 2006, it requires IPL to reflect each defined benefit and other postretirement benefit plan's funded status on the company balance sheets. Amounts otherwise charged/credited to accumulated other comprehensive income ("AOCI") upon application of SFAS No. 158 are recorded as a regulatory asset or liability since IPL has historically recovered and currently recovers SFAS No. 87 and SFAS No. 106 expenses in rates. Pension expenses are recorded based on the benefit plan's actuarially determined pension liability and associated level of annual expenses to be recognized. The other postretirement benefit plan's unrecognized benefit cost is the excess of the other postretirement benefit liability over the amount previously recognized.

SFAS No.158 also requires pension liabilities to be classified as current if the following year's expected pension benefit payments are in excess of the market value of plan assets.

In addition, IPL will change its measurement date from November 30 to December 31 on or before December 31, 2008.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 is effective for IPL beginning in 2008, but early adoption is permitted. IPL is assessing the impact, if any, the adoption of SFAS No. 159 will have on our results of operations or financial position.

Per Share Data: Because IPALCO owns all of the outstanding common stack of IPL, IPL does not report earnings on a per-share basis.

3. UTILITY PLANT IN SERVICE

The original cost of utility plant in service at December 31, segregated by functional classifications, follows:

                                          2006        2005
                                       ----------- -----------
                                            (IN THOUSANDS)
Production                             $2,180,021  $2,112,610
Transmission                              261,409     259,973
Distribution                              994,429     965,813
General plant                             142,666     157,806
                                       ----------- -----------
Total Utility Plant in Service         $3,578,525  $3,496,202
                                       =========== ===========

Substantially all of IPL's property is subject to a $752.7 million direct first mortgage lien, as of December 31, 2006, securing IPL's first mortgage bonds. Total utility plant in service includes $4.2 million and $4.3 million of property under capital leases as of December 31, 2006 and 2005, respectively. Total non-legal removal costs of utility plant in service at December 31, 2006 and 2005 were $419.7 million and $401.1 million, respectively and total legal removal costs of utility plant in service at December 31, 2006 and 2005 were $12.3 million and $11.5 million, respectively.

Subsequent Event: On March 5, 2007, IPL filed a petition with the IURC for approval to acquire a combustion turbine owned by DTE Georgetown, LP, which is a wholly owned subsidiary of DTE Georgetown Holdings, Inc. and DTE Energy Services Inc. The turbine has a nominal nameplate capacity of 80 megawatts and is located at IPL's Georgetown substation. The acquisition is contingent upon receiving the necessary regulatory approval.

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

Total Indebtedness and Cumulative Preferred Stock: The fair value of IPL's outstanding fixed rate debt and cumulative preferred stock has been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 2006 and 2005, the approximate fair value of IPL's total indebtedness was $914.9 million and $830.7 million, respectively. The fair value of the variable-rate debt outstanding at December 31, 2006 and 2005 approximates its face amount, which is $171.9 million and $111.9 million, respectively. The fair value of IPL's interest rate swap agreement at December 31, 2006 and 2005 was approximately $(6.6) million and $(6.8) million, respectively. These amounts estimate what IPL would have to pay to sell its position in the swap. The fair value of IPL's cumulative preferred stock approximates its book value as IPL is subject to regulation and gains and losses may be included in rates.

5. REGULATORY ASSETS

Regulatory assets represent deferred costs that have been included as allowable costs for ratemaking purposes. IPL has recorded regulatory assets relating to certain costs as authorized by the IURC or established regulatory practices. IPL is amortizing non tax-related regulatory assets to expense over periods ranging from 1 to 35 years. Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid.

The amounts of regulatory assets at December 31 are as follows:

                                                         2006       2005     Recovery Period
                                                       ---------  ---------  ----------------------------
                                                           (IN THOUSANDS)
Current:
NOx & MPP project expenses                               $2,190       $798   Through 2007 (1)
Air conditioning load management
   (demand management)                                    1,265        232   Through 2007 (1)
Deferred fuel costs                                         519     39,819   Through 2007 (1)
Other demand side mgmt. program costs                       534        575   Through 2007 (1)(2)
                                                       ---------  ---------
Total current regulatory assets                          $4,508    $41,424
                                                       ---------  ---------

Long Term:
Unrecognized pension and other postretirement
  benefit plan costs                                   $146,554    $    --   To be determined (3)
Deferred income taxes                                    80,634     87,408   Various
Unamortized reacquisition premium on debt                17,859     15,101   Over remaining life of debt
Unamortized Petersburg unit 4 carrying charges and
  certain other costs                                    21,309     21,792   Through 2026 (1)(2)
Deferred Midwest ISO costs                               35,002     20,908   To be determined (3)
Asset retirement obligation costs                        10,291      9,433   Over book life of assets
Fair value of interest rate swap                          6,599         --   To be determined (3)
NOx Project Expenses - Pete Unit 2
  precipitator                                            2,165      2,310   Through 2021 (1)
                                                       ---------  ---------
Total long term regulatory assets                       320,413    156,952
                                                       ---------  ---------
  Total regulatory assets                              $324,921   $198,376
                                                       =========  =========

(1) Recovered per specific rate orders
(2) Recovered with a current return
(3) Recovery is probable but not yet determined

Deferred Fuel: Deferred fuel costs are a component of current regulatory assets and are expected to be recovered through future FAC proceedings. IPL records deferred fuel in accordance with standards prescribed by the FERC. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL's FAC and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL's rates are adjusted. The deferred fuel asset decreased $39.3 million during the year ended December 31, 2006 primarily because the amount of fuel charged to customers increased to recover underbilled fuel costs from prior periods and because in 2006 we reduced our deferred fuel by $5.8 million for RSG amounts (see below) for which we had previously sought recovery through the FAC.

Unrecognized Pension and Postretirement Benefit Plan Costs: In accordance with SFAS 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" and SFAS 71, we recognize a regulatory asset equal to the previously unrecognized actuarial gains and losses and prior service costs. Pension expenses are recorded based on the benefit plan's actuarially determined pension liability and associated level of annual expenses to be recognized. The other postretirement benefit plan's deferred benefit cost is the excess of the other postretirement benefit liability over the amount previously recognized.

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

During the second quarter of 2006, we received an Order from the IURC requiring us to return all RSG amounts assessed by the Midwest ISO prior to December 9, 2005 charged to customers, or scheduled to be charged to customers, through the FAC. According to the Order, RSG amounts beginning December 9, 2005, may be recovered in IPL's FACs, subject to a benchmark. Based on established regulatory practices and Orders issued by the IURC allowing deferral, we believe it is probable that all RSG amounts charged to us prior to December 9, 2005, will be recovered. Accordingly, we have deferred such costs as a regulatory asset. The recovery period for these costs is not yet determined.

Additionally, in IPL's March 2006 FAC, a consumer advocacy group representing some of IPL's industrial customers requested that a sub-docket be established to review IPL's fuel costs. The hearing on this FAC was held on May 3, 2006 and IPL received an Order on May 24, 2006 approving the establishment of a sub-docket to review its fuel costs. IPL's recent FAC Orders approved FAC factors on an interim basis, subject to refund, due to the establishment of the sub-docket. To date, no procedural schedule for this proceeding has been established. We cannot predict what refunds, if any, may be required, or for what period of time.

Asset Retirement Obligation Costs: This amount represents the portion of legal asset retirement obligation costs that we believe will be recovered through future rates, based upon established regulatory practices.

Fair Value of Interest Rate Swap: The interest rate swap on the $40 million variable rate unsecured notes issued in 1995 is used to mitigate interest rate risk and reduce the IPL's overall cost of capital. The swap, which expires upon the maturity of the related debt in 2023, was approved by the IURC as part of IPL's 1994 financing program. The fair value of the swap as of December 31, 2006 would be considered in the determination of Company's cost of capital for rate making purposes, should the swap be prudently terminated before its scheduled maturity date and, therefore, would be recoverable in future rates.

6. SHAREHOLDER'S EQUITY

Capital Stock

All of the outstanding common stock of IPL is owned by IPALCO. IPL's common stock is pledged under IPALCO's $750 million senior secured notes. There have been no changes in the capital stock of IPL during the periods covered by this report.

Dividend Restrictions: IPL's mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL's ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2006, exceeded IPL's retained earnings at that date. In addition, pursuant to IPL's articles, no dividends may be paid or accrued and no other distribution may be made on IPL's common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends under the terms of its credit agreement if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before interest and taxes to interest expense of not less than 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .65 to 1, in order to pay dividends. As of December 31, 2006 and as of the filing of this report, IPL was in compliance with all financial covenants and no event of default existed.

Cumulative Preferred Stock: IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2006, 2005 and 2004, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL's board of directors. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2006, 2005 and 2004, preferred stock consisted of the following:

                                       December 31, 2006                December 31,
                                    ------------------------ -----------------------------
                                        Shares       Call
                                     Outstanding    Price      2006      2005      2004
                                    ------------------------ -----------------------------
                                                               (PAR VALUE IN THOUSANDS)
Cumulative $100 Par Value,
   authorized 2,000,000 shares
4% Series                                  47,611   $118.00    $4,761    $4,761    $4,761
4.2% Series                                19,331    103.00     1,933     1,933     1,933
4.6% Series                                 2,481    103.00       248       248       248
4.8% Series                                21,930    101.00     2,193     2,193     2,193
5.65% Series                              500,000        --    50,000    50,000    50,000
                                    --------------           -----------------------------
Total cumulative preferred stock          591,353             $59,135   $59,135   $59,135
                                    ==============           =============================

Accumulated Other Comprehensive Loss

The balances comprising accumulated other comprehensive loss are as follows:

                                                       Years Ended December 31,
                                                           2006          2005
                                                       ------------- ------------
Minimum pension liability adjustment-net of tax*                $--     ($70,342)
Unrealized losses on securities-net of tax                       --       (4,017)
                                                       ------------- ------------
Total                                                           $--     ($74,359)
                                                       ============= ============

*See Note 9 "Pension and Other Postretirement Benefits."

7. INDEBTEDNESS AND RESTRICTED CASH

Long-term Debt

Before IPL can incur additional long-term debt, it must first have the approval of the IURC. As of December 31, 2006, IPL had approval from the IURC to issue up to $80 million of additional long-term debt, primarily for the purpose of refinancing $80 million 7 3/8% first mortgage bonds due 2007. Also, IPL has restrictions on the amount of new debt it may issue due to contractual obligations of AES and financial covenant restrictions under existing debt obligations at IPL. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facility, refinance existing debt, issue the remaining debt approved by the IURC and issue certain other indebtedness.

In July 2006, Moody's Investors Service, Inc. upgraded the credit ratings of IPL as follows:

                                                New Rating   Previous Rating
                                                -----------  ----------------

IPL Issuer Rating                                  Baa2            Baa3

IPL Senior Secured                                 Baa1            Baa2

A security rating is not a recommendation to buy, sell or hold securities. The rating may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

The following table presents IPL's long-term indebtedness as of December 31, 2006 and 2005:

                                                               December 31,
                                                              -------------
Series                         Due                           2006       2005
--------------------------------------------------------------------------------
                                                          (IN THOUSANDS)
First Mortgage Bonds (see below):
8%                             October 2006                 $     --    $58,800
7.375%                         August 2007                    80,000     80,000
6.30%                          July 2013                     110,000    110,000
Variable*                      January 2016                   41,850     41,850
5.40%*                         August 2017                    24,650     24,650
5.75%*                         August 2021                    40,000     40,000
Variable*                      October 2023                   30,000     30,000
7.05%                          February 2024                      --    100,000
6.625%                         December 2024                      --     40,000
4.55%***                       December 2024                  40,000         --
5.90%*                         December 2024                  20,000     20,000
5.95%*                         December 2029                  30,000     30,000
5.95%***                       August 2030                    17,350     17,350
6.60%                          January 2034                  100,000    100,000
6.05%                          October 2036                  158,800         --
Variable***                    September 2041                 60,000         --
Unamortized discount - net                                    (1,134)      (534)
                                                          ----------------------
Total first mortgage bonds                                   751,516    692,116
                                                          ----------------------
IPL Unsecured Notes:
1995B*                         January 2023                   40,000     40,000
6.375%**                       November 2029                  20,000     20,000
                                                          ----------------------
Total IPL unsecured notes                                     60,000     60,000
                                                          ----------------------
Total long-term debt                                         811,516    752,116
                                                          ----------------------
  Less: Current Portion of Long-term Debt                     80,000     58,800
                                                          ----------------------
Net long-term debt                                          $731,516   $693,316
                                                          ======================

*   First Mortgage Bonds are issued to the city of Petersburg, Indiana, to secure the loan of proceeds from various tax-exempt instruments issued by the city.
**  Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.
***First Mortgage Bonds are issued to the Indiana Finance Authority (formerly Indiana
    Development Finance Authority), to secure the loan of proceeds from the tax-exempt bonds issued by the Indiana Development Finance Authority.

IPL First Mortgage Bonds. The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a $752.7 million direct first mortgage lien, as of December 31, 2006. The IPL first mortgage bonds require net earnings as calculated there under be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2006.

On September 27, 2006, the Indiana Finance Authority ("IFA") issued on behalf of IPL $40 million principal amount of 4.55% insured first mortgage bonds due 2024, the proceeds of which were loaned to IPL and were held in escrow by the trustee until used on December 1, 2006 to call at par $40 million principal amount of 6 5/8% first mortgage bonds due 2024.

On September 27, 2006, the IFA also issued on behalf of IPL $60 million principal amount of insured first mortgage auction rate bonds due 2041, the proceeds of which were placed with the trustee to be made available to IPL as funds are invested on certain qualifying environmental facilities. Through December 31, 2006, IPL has drawn down $28.6 million of such proceeds. The remaining proceeds are reflected on the accompanying consolidated balance sheets as restricted cash at December 31, 2006. The interest rate is adjusted based upon a 7-day auction period and was 3.8% on December 31, 2006.

On October 6, 2006, IPL issued $158.8 million of first mortgage bonds, 6.05% Series, due 2036. The net proceeds from this offering, together with other available cash, were used to effect the repayment upon maturity of IPL's 8% Series first mortgage bonds, due October 2006 in the principal amount of $58.8 million and to effect the redemption of IPL's 7.05% Series first mortgage bonds, due 2024 in the principal amount of $100 million in November 2006, as well as $2.7 million of redemption premiums associated with the 7.05% Series redemption.

Variable-Rate Unsecured Debt. The IPL 1995B notes provide for an interest rate that varies with the tax-exempt weekly rate. IPL, at its option, can change the interest rate mode for the 1995B notes to other permitted interest rate modes. The interest rate on the 1995B notes is synthetically fixed at 5.21% using a swap agreement. The interest rate swap agreement is accounted for on a settlement basis. These notes are classified as long-term liabilities because IPL maintains a $40.6 million long-term liquidity facility supporting these agreements, which was unused at December 31, 2006. The agreement containing the long term liquidity facility also includes a $109.4 million committed line of credit. This agreement expires on May 16, 2011.

Line Of Credit

In May 2006, IPL entered into a new credit agreement in the aggregate principal amount of $120.6 million which includes an $80 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly). The committed line of credit also provides a sub limit for the issuance of letters of credit. In addition, the credit agreement allows the committed line of credit to be increased to $109.4 million upon IPL's request and subject to certain other conditions. Such increase was affected in August 2006. The maturity date for the new agreement is May 16, 2011. This agreement replaced two existing 364-day agreements with an aggregate borrowing capacity of $115.6 million which included a $75 million committed line of credit and a $40.6 million liquidity facility. As of December 31, 2006 and 2005, IPL had a total of $75.0 million and $52.3 million, respectively, of outstanding borrowings on this agreement, which is included in Line of credit and current portion of long-term debt on the accompanying consolidated balance sheets.

In July 2006, FERC issued an Order authorizing IPL to issue up to $500 million of short-term indebtedness outstanding at any time through July 27, 2008.

Debt Maturities

Maturities on indebtedness subsequent to December 31, 2006, are as follows:

         Year             Amount
                      (IN THOUSANDS)
2007                        $155,000
2008                              --
2009                              --
2010                              --
2011
Thereafter                   732,650
                      ---------------
Total                       $887,650
                      ===============

8. INCOME TAXES

IPL follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property. AES files federal and state income tax returns which consolidate IPALCO and IPL. Under a tax sharing agreement with IPALCO, IPL is responsible for the income taxes associated with its own taxable income. The balance due from IPALCO under this agreement was $2.1 million and $16.2 million as of December 31, 2006, and December 31, 2005, respectively.

In January 2006, the Internal Revenue Service completed an examination of IPL's federal income tax filings for the period 1996 through March 2001. The examination resulted in a refund due to IPL of $25.0 million, which was received in the second quarter of 2006. This was recorded primarily as an increase to our net deferred income tax liability in 2006.

Management regularly assesses the potential outcome of tax examinations when determining the adequacy of the provision for income taxes. Tax reserves have been established, which management believes to be adequate, but not excessive, in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While management believes that the amount of the tax reserves are reasonable, it is possible that the ultimate outcome of future examinations may exceed current reserves in amounts or a range of amounts that could be material but cannot be estimated as of December 31, 2006.

The American Jobs Creation Act of 2004, signed into law on October 22, 2004, created new Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities.  IPL's electric production activities qualify for this deduction.  The deduction is equal to 3% of qualifying production activity income ("QPAI") for the taxable year, with certain limitations. This deduction increases to 6% of QPAI beginning in 2007 and 9% of QPAI beginning in 2010 and thereafter.  The 2005 tax benefit associated with the Section 199 domestic production deduction was $1.8 million per the filed 2005 federal income tax return and is also estimated to be $1.8 million for 2006.

Federal and state income taxes charged to income are as follows:

                                                        2006      2005      2004
                                                      -----------------------------
                                                             (IN THOUSANDS)
Charged to utility operating expenses
Current income taxes:
    Federal                                            $38,047   $81,452   $75,234
    State                                               17,201    23,701    25,243
                                                      -----------------------------
       Total current income taxes                       55,248   105,153   100,477
                                                      -----------------------------
Deferred income taxes:
    Federal                                             35,141    (8,672)     (944)
    State                                                7,474     1,985      (780)
                                                      -----------------------------
       Total deferred income taxes                      42,615    (6,687)   (1,724)
                                                      -----------------------------
Net amortization of investment credit                   (2,611)   (2,637)   (2,709)
                                                      -----------------------------
  Total charge to utility operating expenses            95,252    95,829    96,044

Charged to other income and deductions
Current income taxes:
    Federal                                             (4,325)   (1,061)   (1,062)
    State                                                 (539)       17       181
                                                      -----------------------------
       Total current income taxes                       (4,864)   (1,044)     (881)
Deferred income taxes:
    Federal                                               (139)       80       (19)
    State                                                  (37)       25        (5)
                                                      -----------------------------
       Total deferred income taxes                        (176)      105       (24)
                                                      -----------------------------
Net credit to other income and deductions               (5,040)     (939)     (905)
                                                      -----------------------------
Total federal and state income tax provisions          $90,212   $94,890   $95,139
                                                      =============================

The provision for federal income taxes (including net investment tax credit adju different than the amount computed by applying the statutory tax rate to pretax inc for the difference, stated as a percentage of pretax income, are as follows:

                                                        2006      2005      2004
                                                      -----------------------------
Federal statutory tax rate                                35.0%     35.0%     35.0%
State income tax, net of federal tax benefits              7.0       6.6       6.0
Amortization of investment tax credits                    (1.2)     (1.0)     (1.0)
Depreciation flow through and amortization                 1.7      (0.3)     (1.3)
Manufaturers' Production Deduction (Sec. 199)             (0.8)     (1.0)       --
Change in tax reserves                                   (1.6)*     (2.4)     (1.6)
Other - net                                                0.1       0.2      (1.0)
                                                      -----------------------------
Effective tax rate                                        40.2%     37.1%     36.1%
                                                      =============================
     *Includes (1.3)% related to the completion of the IRS examination in 2006.

The significant items comprising IPL's net accumulated deferred tax liability recognized in the balance sheets as of December 31, 2006 and 2005 are as follows:

                                                        2006      2005
                                                      -------------------
Deferred tax liabilities:                               (IN THOUSANDS)
Relating to utility property, net                     $411,739  $420,920
Regulatory assets recoverable through future rates      84,769     4,238
Other                                                    4,327     5,222
                                                      -------------------
Total deferred tax liabilities                         500,835   430,380
Deferred tax assets:                                  -------------------
Investment tax credit                                   14,016    17,506
Employee benefit plans                                  58,142    22,466
Accumulated other comprehensive loss                         -    50,666
Other                                                    4,455     1,851
                                                      -------------------
Total deferred tax assets                               76,613    92,489
                                                      -------------------
Accumulated net deferred tax liability                 424,222   337,891
  Less: Current portion of deferred tax liability            -      (136)
                                                      -------------------
Accumulated deferred income taxes - net               $424,222  $338,027
                                                      ===================

The increase in deferred tax liabilities related to regulatory assets, the increase in deferred tax assets related to employee benefit plans and the decrease in deferred tax assets related to accumulated other comprehensive loss is primarily due to the adoption of SFAS 158. See Note 9 "Pension and Other Postretirement Benefits."

9. PENSION AND OTHER POSTRETIREMENT BENEFITS

Employees' Retirement Plan: Approximately 91% of IPL's active employees are covered by the Employees' Retirement Plan of Indianapolis Power & Light Company ("Defined Benefit Pension Plan"); as well as, the Employees' Thrift Plan of Indianapolis Power & Light Company ("Thrift Plan"). The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 9% of active employees are covered by the AES Retirement Savings Plan ("RSP Plan"). The RSP Plan is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP Plan, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plans. As a result of the membership of the IBEW clerical-technical unit ratifying a new four-year labor agreement with IPL in March 2007, IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but will receive an annual lump sum company contribution into the Thrift plan. This lump sum contribution is in addition to the company match of participant contributions of up to 5% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities. Benefit accrual was frozen for all non-union participants effective July 8, 2001. The non-union participants who had their benefit accrual frozen also were prohibited from making additional contributions to the Thrift Plan. These non-union people became eligible to participate in the RSP Plan.

In the 4th quarter of 2002, the non-union people who had their defined benefit pension frozen on July 8, 2001 were given a one-time, irrevocable choice to either (1) continue as active participants in the AES Retirement Savings Plan; or (2) return as active participants to the Defined Benefit Pension Plan and the Thrift Plan. Most of them chose to return as active participants to the Defined Benefit Pension Plan and the Thrift Plan.

IPL's funding policy for the Defined Benefit Pension Plan is to contribute annually not less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes.

Supplemental Retirement Plan: Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified supplemental pension plan. The total number of participants in the plan as of December 31, 2006 is 32. The plan is closed to new participants.

Other Postretirement Benefits: IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 480 people were receiving such benefits or entitled to future benefits as of December 31, 2006. The plan is unfunded.

The following tables present information relating to the Defined Benefit Pension Plan and Supplemental Retirement Plan (the "Pension Plans") which are combined and shown as pension benefits. The following tables also present information relating to other postretirement benefits:

                                                                                   Other postretirement
                                                            Pension benefits           benefits
                                                            as of December 31,       as of December 31,
                                                           2006        2005          2006        2005
                                                        -----------------------  ------------------------
                                                                   (In Thousands)

Change in benefit obligation:
Projected benefit obligation at beginning
   Measurement Date (see below)                           $494,252    $445,708       $11,461     $13,837
Service cost                                                 5,544       4,134         1,446       1,518
Interest cost                                               28,003      25,892           635         769
Actuarial (gain) loss                                       18,374      40,712           747        (400)
Amendments (primarily increases in pension bands)            5,425       6,804        (2,716)     (2,498)
Benefits paid                                              (28,931)    (28,998)       (1,071)     (1,765)
                                                        -----------------------  ------------------------
Projected benefit obligation at ending                    $522,667    $494,252       $10,502     $11,461
                                                        -----------------------  ------------------------
   Measurement Date
Change in plan assets:
Fair value of plan assets at beginning
   Measurement Date                                        353,396     338,628            --          --
Actual return on plan assets                                38,011      26,162            --          --
Employer contributions                                      37,202      17,604         1,071       1,765
Benefits paid                                              (28,931)    (28,998)       (1,071)     (1,765)
                                                        -----------------------  ------------------------
Fair value of plan assets at ending Measurement Date      $399,678    $353,396   $        --  $      --
                                                        -----------------------  ------------------------
Funded status                                             (122,989)   (140,856)      (10,502)    (11,461)
Unrecognized net actuarial (gain) loss                           NA    118,272             NA       (322)
Unrecognized prior service cost                                  NA     21,889             NA      3,520
                                                        -----------------------  ------------------------
Net amount recognized                                            NA       (695)            NA     (8,263)
                                                        -----------------------  ------------------------
Amounts recognized in the statement of financial
   position under FAS 158:                              $       --           NA      ($1,038)          NA
Current liabilities                                       (122,989)          NA       (9,464)          NA
Noncurrent liabilities
Amount recognized in the statement of financial
   position under prior accounting rules:
Intangible asset                                                 NA     21,889             NA         --
Accrued benefit liability                                        NA   (140,856)            NA     (8,263)
Accumulated other comprehensive loss                             NA    118,272             NA         --
                                                        -----------------------  ------------------------
Net liability recognized                                         NA      ($695)            NA    ($8,263)
                                                        -----------------------  ------------------------
Amounts included in accumulated other
   comprehensive loss*
Net loss                                                        NA*   (118,272)           NA*          NA
Total amounts included in accumulated other
   comprehensive loss                                           NA*   (118,272)           NA*          NA
                                                        -----------------------  ------------------------
Amounts included in Regulatory assets*
Net loss                                                  (121,163)         NA*         (424)         NA*
Prior service cost                                         (24,848)         NA*         (119)         NA*
                                                        -----------------------  ------------------------
Total amounts included in Regulatory assets              ($146,011)         NA*        ($543)         NA*
                                                        -----------------------  ------------------------
*Accumulated Other Comprehensive Loss has been reclassified to a Regulatory asset for December 31,
2006 (see the effect of adoption of SFAS 158 below).

Effect of Financial Accounting Standards Board Statement No. 158:

The impact of adopting SFAS No. 158 resulted in a non-cash increase to regulatory assets of $146.6 million as follows:

Incremental Effect of Applying SFAS No. 158 on individual line items in the
INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2006

                                                          Before                       After
                                                        application                  application
                                                          SFAS 158    Adjustments     SFAS 158
                                                       ------------------------------------------
                                                       (In Thousands)
ASSETS:
DEFERRED DEBITS:
Regulatory asset                                            $173,859      $146,554      $320,413
Miscellaneous                                                 38,797       (24,848)       13,949
Total deferred debits                                        212,656       121,706       334,362
Total assets                                               2,664,478       121,706     2,786,184
CAPITALIZATION:
Common shareholder's deficit:
Accumulated other comprehensive loss                         (72,062)       72,062            --
Total common shareholder's equity                            614,806        72,062       686,868
Total capitalization                                       1,405,457        72,062     1,477,519
CURRENT LIABILITIES:
Other current liabilities                                      8,711         1,038         9,749
Total current liabilities                                    287,068         1,038       288,106
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Accumulated deferred income taxes - net                      375,121        49,101       424,222
Accrued pension and other postretirement benefits            132,948          (495)      132,453
Total deferred credits and other long-term liabilities       971,953        48,606     1,020,559
Total Capitalization and liabilities                       2,664,478       121,706     2,786,184

SFAS No. 158 requires pension and other postretirement liabilities to be classified as current if the following year's expected benefit payments are in excess of the market value of plan assets. As the Defined Benefit Pension Plan and the Supplemental Retirement Plan each have assets with market value in excess of the following year's expected benefit payments, no amounts have been classified as current. Therefore, the entire net amount recognized in IPL's consolidated balance sheets of $123.0 million is classified as long-term. As there are no assets related to the other postretirement plan, the short term other postretirement liability is equal to the following year's expected other postretirement benefit payment of $1.0 million, resulting in a long term other postretirement liability of $9.5 million.

Pension benefits and expense:

The 2006 actuarial loss of $18.4 million is primarily due to the declining discount rate and changes in current demographics. The unrecognized net loss of $121.2 million above has arisen over time primarily due to the continuing decline in long term corporate bond rates and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of participants, since FASB Statement No. 87, Employers' Accounting for Pensions, was adopted. Declining corporate bond rates have caused the discount rate to decline, which in turn has increased the reported benefit obligation. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 13 years based on demographic data as of January 1, 2006 rolled forward to December 31, 2006. The projected benefit obligation of $522.7 million, less the market value of assets of $399.7 million results in a funded status of ($123.0) million at December 31, 2006.

                                                                 Pension Benefits
                                                              Years ended December 31,
                                                              2006       2005     2004
                                                           ------------------------------
Components of net periodic benefit cost:                   (In Thousands)
Service cost                                                   $5,544    $4,134   $3,654
Interest cost                                                  28,003    25,892   25,703
Expected return on plan assets                                (27,726)  (26,365) (27,049)
Amortization of transition asset                                   --    (1,272)  (1,414)
Amortization of prior service cost                              2,466     1,737    1,547
Recognized actuarial loss                                       5,199     3,122    3,812
                                                           ------------------------------
Total pension cost                                             13,486     7,248    6,253
Less: amounts capitalized                                         905       459      605
                                                           ------------------------------
Amount charged to expense                                     $12,581    $6,789   $5,648
                                                           ==============================

Weighted average assumptions as of November 30
Discount rate - defined benefit pension plan and
   supplemental retirement plan                                  5.81%     6.00%    6.00%
Expected return on defined benefit pension plan assets           8.00%     8.00%    8.00%
Expected return on supplemental retirement plan assets           8.00%     8.00%    8.00%

Pension expense for the following year is determined on November 30 (the "Measurement Date") based on the market value of the Pension Plans' assets, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets. In establishing our expected long-term rate of return assumption, we consider historical returns, as well as, the expected future weighted-average returns for each asset class based on the target asset allocation. Our expected long-term rate of return on pension plan assets is based on our targeted asset allocation assumption of approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and alternative investment securities (real estate and hedge funds), respectively. For 2006, pension expense was determined using a discount rate of 5.81% and an assumed long-term rate of return on plan assets of 8.0%. As of the November 30, 2006 measurement date, IPL lowered the discount rate from 5.81% to 5.63% and maintained as assumed long-term rate of return on plan assets of 8.0%. The effect on 2007 total pension cost of a one percentage point increase and decrease in the assumed discount rate of the projected benefit obligation is ($4.2 million) and $4.3 million, respectively. The effect on 2007 total pension cost of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is ($3.9 million) and $3.9 million, respectively.

Expected amortization: The estimated net loss and prior service cost for the pension plans that will be amortized from the regulatory asset into net periodic benefit cost over the 2007 plan year are $5.7 million and $2.7 million, respectively (Defined Benefit Pension Plan of $5.5 million and $2.7 million, respectively; and the Supplemental Retirement Plan of $0.2 million and $0.0 million, respectively).

Other postretirement benefits and expense:

                                                                Other postretirement benefits
                                                                    Years ended December 31,
                                                                   2006       2005       2004
                                                                --------------------------------
Components of net periodic benefit cost:                        (In Thousands)
Service cost                                                        $1,447     $1,518      $790
Interest cost                                                          635        770       826
Amortization of prior service cost                                     685        942       942
                                                                --------------------------------
Total pension cost                                                   2,767      3,230     2,558
Less: amounts capitalized                                              186        205       247
                                                                --------------------------------
Amount charged to expense                                           $2,581     $3,025    $2,311
                                                                ================================

Weighted average assumptions as of November 30:
Discount rate - Other postretirement benefit plan                     5.91%      6.00%     6.00%
Expected return on Other postretirement benefit plan assets              NA         NA        NA

As of the November 30, 2006 measurement date, IPL lowered the discount rate from 5.91% to 5.81%. These assumptions affect the other postretirement expense determined for 2007. The effect on 2007 total other postretirement expense of a one percentage point increase and decrease in the assumed discount rate is ($0.3 million) and $0.5 million, respectively.

Health Care Cost Trend Rates: For measurement purposes, we assumed an annual rate of increase in the per capita cost of covered medical care benefits of 8.0% for 2006, gradually declining to 5.0% in 2009 and remaining level thereafter. In addition, we assumed an annual rate of increase in the per capita cost of covered prescription drugs of 13.0% for 2006, gradually declining 1.0% each year thereafter to 5.0% in 2014 and then remaining level.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003: The Medicare Prescription Drug, Improvement and Modernization Act of 2003 was signed into law December 8, 2003 and includes Medicare drug coverage that became effective on January 1, 2006. Current covered retirees are only eligible for coverage until age 55 (VERP I) or age 62 (VERP II & III). No current active participant will reach age 65 until 2010 and only 9 active participants will reach age 65 (and potentially qualify for a Medicate Part D subsidy) within the next 10 years. Therefore, these disclosures do not include any effect due to the passage of this Act.

Expected amortization: The estimated net loss and prior service cost for the other postretirement plan that will be amortized from the regulatory asset into net periodic benefit cost over the 2007 plan year are $0 and $6,000, respectively.

Pension Funding:

Total cash contributions to the Pension Plans were $37.2 million, $17.6 million and $6.1 million for 2006, 2005 and 2004, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended, as well as targeted funding levels necessary to qualify under standards of the PBGC for exemption from certain administrative requirements. Management does not currently expect any of the pension assets to revert back to IPL during 2007.

The Pension Protection Act of 2006 ("The Act"), which contains comprehensive pension funding reform legislation, was enacted into law during the third quarter of 2006. The Act primarily affects the Defined Benefit Pension Plan. The pension funding provisions are effective January 1, 2008. The Act requires plans that are less than 100% funded to fully fund any funding shortfall in amortized level installments over seven years, beginning in the year of the shortfall. Then, each year thereafter, if the plan's underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. IPL's total underfunded pension liability was approximately $123.0 million (Defined Benefit Pension Plan of $121.3 million and the Supplemental Retirement Plan of $1.7 million), as of December 31, 2006. In addition to the amortized level installments, IPL must also contribute an amount equal to the service cost earned by active participants during the plan year.  The service cost is currently about $6 million per year. The Act contains special accelerated provisions for plans that are determined to be "at risk". IPL plans to fund to levels to avoid the "at risk" status. For funding purposes, the Defined Benefit Pension Plan will be exempt from any required funding during 2007. At this time, IPL does not intend to make any contributions to the Defined Benefit Pension Plan during 2007. However, management will continue to review possible funding scenarios throughout 2007. The Supplemental Retirement Plan is not projected to have any contributions; however, depending on the return on assets, contributions may be required in December. If funding is required, the amount is not expected to be material.

The targeted investment allocations of the Pension Plans as of December 31, 2006 were approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and alternative investment securities (real estate and hedge funds), respectively. The targeted investment allocations of the Pension Plans as of December 31, 2005 were approximately 55%, 40% and 5% in equity securities (domestic and international), fixed income securities and alternative investment securities (real estate), respectively. The actual assets as of December 31, 2006 and 2005 were as follows (in thousands):

                                       2006%             2005%
                                    --------------------------   ---------------------
Equity securities                     $245,581             62%    $222,970         63%
Fixed income securities                 97,581             24%     105,183         30%
Alternative investment securities       37,268              9%      10,760          3%
Cash                                    19,248              5%      14,482          4%
                                    --------------------------   ---------------------
Total assets                          $399,678            100%    $353,395        100%
                                    ==========================   =====================

      Benefit payments made from the Defined Benefit Pension Plan for the years ended December 31, 2006 and 2005 were $28.9 million and $29.0 million, respectively.
Benefit payments made by IPL for other postretirement obligations were $1.1 million an
$1.8 million respectively. Projected benefit payments are expected to be paid out of respected plans as follows:

                                                    Other
                                      Pension  Postretirement
               Year                  Benefits     Benefits
                                    (In Thousands)
2007                                   $29,076         $1,038
2008                                    30,144            950
2009                                    29,543            757
2010                                    30,632            671
2011                                    30,999            562
2012 through 2016 (in total)           171,007          2,128

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

IPL also provides postretirement medical and life insurance benefits to the retirees in the second and third VERPS from their retirement until age 62, subject to IPL's right to modify or terminate such benefits in the future. The additional cost was initially estimated to be $7.5 million to be amortized over 8 years. Due to plan changes, an additional $2.7 million negative prior service cost base was created as of December 31, 2006. This prior service cost base reduces the unrecognized prior service cost for VERP II & III ($3.1 million as of December 31, 2006) to $0.4 million which is amortized over the remaining four years ($0.1 million per year). When those retirees reach age 62, they will be eligible for benefits from the VEBA Trust.

Defined Contribution Plans:

All of IPL's employees are covered by one of two defined contribution plans, The Thrift Plan or The RSP Plan:

The Thrift Plan. Approximately 91% of IPL's active employees are covered by the Thrift Plan. The Thrift Plan is a qualified defined contribution plan. All union new hires are covered under the Thrift plan.

Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 4% of the participant's base compensation, except for employees hired after October 20, 2000 who are members of the clerical-technical unit; and employees hired on or after December 19, 2005 who are members of the physical bargaining unit of the International Brotherhood of Electrical Workers union, who are not eligible for postretirement health care benefits; whose contributions are matched up to 5% of their base compensation. In addition, as a result of the IBEW clerical-technical unit bargaining agreement ratified in March 2007, the IBEW clerical-technical union new hires will receive an annual lump sum Company contribution into the Thrift plan. Employer contributions to the Thrift Plan were $2.5 million, $2.4 million and $2.4 million for 2006, 2005 and 2004, respectively.

The AES Retirement Savings Plan. Approximately 9% of IPL's active employees are covered by the RSP Plan. The RSP Plan is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP Plan, while union new hires are covered under the Thrift Plan. Participants elect to make contributions to the RSP plan based on a percentage of their taxable compensation. Each participant's contribution is matched in amounts up to, but not exceeding, 5% of the participant's taxable compensation. In addition, the RSP Plan has a profit sharing component whereby IPL contributes a percentage of each employee's annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board of Directors on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the RSP Plan were $1.8 million, $1.6 million and $1.0 million for 2006, 2005 and 2004, respectively.

10. COMMITMENTS AND CONTINGENCIES

Legal

IPALCO and certain former officers and directors of IPALCO are defendants in a class action lawsuit under the Employment Retirement Income Security Act, filed in the U.S. District Court for the Southern District of Indiana, regarding matters arising from the acquisition of IPALCO by AES. The lawsuit was filed in March 2002 and alleges breach of fiduciary duties with respect to shares held in IPL's 401(k) thrift plan. A bench trial was held in February 2006 to determine whether there were any breaches of fiduciary duties. On March 28, 2007 the court issued its judgment, finding for the defendants. It is unclear whether the plaintiffs will file an appeal at this time.

Many years ago, IPL obtained, through purchases from several owners, a substantial tract of land as a potential site for a future power plant. IPL later determined it no longer intended to build a power plant on that land and sold it in 2004. In September 2004, a former owner of a parcel included within IPL's land sued IPL in Morgan County Superior Court in a purported class action to force IPL to pay any profit on the sale to the various former owners, as well as profits received from ground leases and timber sales. The plaintiffs contended, in essence, that IPL obtained the various parcels through the threat of eminent domain under circumstances where eminent domain would have been inappropriate. In an amended complaint, the plaintiffs asserted claims for fraudulent inducement to contract, unjust enrichment, breach of fiduciary duty and fraudulent concealment, and sought compensatory and punitive damages. IPL recently agreed to settle the case for a nominal amount.

As of December 31, 2006 and December 31, 2005, IPL was a defendant in approximately 114 and 109 pending lawsuits, respectively, alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

It is possible that material additional loss with regard to the asbestos lawsuits could be incurred. At this time, an estimate of additional loss cannot be made. IPL has settled a number of asbestos related lawsuits for amounts which, individually and in the aggregate, are not material to IPL's financial position, results of operations, or cash flows. Historically, settlements paid on IPL's behalf have been comprised of proceeds from one or more insurers along with comparatively smaller contributions by IPL. We are unable to estimate the number of, the effect of, or losses or range of loss which are reasonably possible from the pending lawsuits or any additional asbestos suits. Furthermore, we are unable to estimate the portion of a settlement amount, if any, that may be paid from any insurance coverage for any known or unknown claims. Accordingly, there is no assurance that the pending or any additional suits will not have a material adverse effect on IPL's financial statements.

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

National Ambient Air Quality Standards. In July 1997, the EPA promulgated final rules tightening the National Ambient Air Quality Standards for ozone and creating a new fine particulate matter standard. In April 2004, the EPA designated Marion and Morgan counties, in which IPL's Harding Street and Eagle Valley plants, respectively, are located, as parts of the Greater Indianapolis non attainment area for ozone, effective June 15, 2004. Indiana is now required to devise implementation plan revisions to attain and maintain the new ozone standards in these areas. Such revisions may require IPL to reduce emissions of ozone precursors, chiefly oxides of nitrogen, from its Harding Street and Eagle Valley generating stations. However, recent ambient data collected by IDEM indicates that Marion and Morgan Counties have achieved attainment status for ozone. Based on this data, IDEM petitioned the EPA to redesignate central Indiana - including Marion and Morgan Counties - as attainment for ozone on March 26, 2007. Upon receipt of the complete petition, the EPA has eighteen months to make a decision regarding the redesignation of these areas. Although IDEM has petitioned for redesignation, IPL may still be subject to ozone attainment and maintenance requirements, depending on whether the EPA approves the redesignation as well as when the requirements and the redesignation would take effect.

On December 17, 2004, EPA signed a final rule designating Marion and Morgan Counties, and a portion of Pike County, as nonattainment for the fine particulate matter ambient air quality standard, effective April 5, 2005. The non-attainment designation for both ozone and fine particulate matter will legally require the state of Indiana to modify its State Implementation Plan ("SIP") by June 15, 2007 for ozone and by April 5, 2008 for fine particulate matter. The SIPs will detail how the state will regain its compliance status, with the goal of achieving compliance with the ozone standard required by June 15, 2009 and compliance with the fine particulate matter standard required by April 5, 2010 (unless an up to five year extension is granted by EPA). The development of the fine particulate matter SIP also may require examination and potential reduction of not only fine particulate matter, but also its precursors, which include SO2, NOx, volatile organic compounds and ammonia. The potential impact these EPA designations and SIP revisions may have on our generating stations is unclear at this time.

Clean Coal Technology Filings. On November 14, 2002 and November 30, 2004, in response to petitions we filed, the IURC issued Orders approving expenditures for deployment of Clean Coal Technology. The November 14, 2002 Order approved the recovery of expenditures of approximately $260 million to install pollution control technology to reduce NOx emissions and recovery of the cost of NOx emissions allowances, when purchased to comply with environmental regulations restricting the emissions of NOx from IPL's generating units used to serve IPL's retail customers. The November 30, 2004 Order approved the recovery of up to $182 million of capital expenditures to install and/or upgrade pollution control technology to address required SO2 and mercury emissions reductions from our power plants and to reduce fine particulate pollution in the atmosphere. In addition, the Orders approved ratemaking treatment for such expenditures, including a return on the investment and recovery of depreciation expenses and operation and maintenance expenses associated with these projects and granted IPL the authority to add the approved return on its environmental projects to IPL's authorized annual jurisdictional net operating income in subsequent FAC proceedings. Finally, the Orders provided for the periodic review of IPL's capital expenditures on these projects. During 2005 and 2006, we filed, in three separate petitions, requests for approval of $78.4 million of additional capital expenditures related to pollution control technology which were approved by the IURC.

11. RELATED PARTY TRANSACTIONS

Effective September 1, 2003, IPL entered into a property insurance program in which AES and other AES subsidiaries, including IPALCO, also participate. The program includes a policy issued by a third party insurance company for funding losses of the participants up to a total aggregate amount of $20 million. Funds to pay claims within this limit will be derived from premiums paid to this third party carrier by the participants and will be deposited into a trust fund owned by AES Global Insurance Company, a wholly-owned subsidiary of AES, but controlled by the third party carrier. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence. The cost of coverage under this program was approximately $3.1 million, $2.8 million, and $3.0 million in 2006, 2005, and 2004, respectively and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2006 and 2005, we had prepaid approximately $1.7 million and $1.5 million, respectively, which are recorded in Prepayments and other current assets on the accompanying consolidated balance sheets.

In June 2004, IPL entered into an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits, in which AES and other AES subsidiaries also participate. Health and Welfare Benefit Plans LLC will administer the financial aspects of the group insurance program, receive all premium payments from the participating affiliates, and make all vendor payments. Health insurance costs have risen significantly during the last few years. We believe that, though our insurance costs will likely continue to rise, cost savings can be realized through participation in this group benefits program with AES. The cost of coverage under this program, which began August 1, 2004, was approximately $19.4 million, $19.2 million and $5.6 million in 2006, 2005 and 2004, respectively and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2006, we had no prepaid coverage under this plan. As of December 31, 2005 we had prepaid approximately $1.5 million for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying consolidated balance sheets.

In the third quarter of 2006, IPL purchased, in arm's length transactions, 3,200 SO2 vintage 2006 air emissions allowances at the then current market price, for a total of $2.0 million from a wholly-owned subsidiary of AES.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries, including IPL. Under a tax sharing agreement with IPALCO, IPL is responsible for the income taxes associated with its own taxable income. The balance due from IPALCO under this agreement was $2.1 million and $16.2 million as of December 31, 2006, and December 31, 2005, respectively. These amounts are included in Accrued income taxes as of December 31, 2006, and Net income tax refunds receivable as of December 31, 2005 on the accompanying consolidated balance sheets.

Long Term Compensation Plan: During 2006 and 2005, most of IPL's non-union employees received benefits under the AES Long Term Compensation Plan, a deferred compensation program. Benefits under this plan are granted in the form of performance units payable in cash, AES restricted stock units and options to purchase shares of AES common stock. All three of such components granted to non-union employees of IPL vest in thirds over a three-year period and the terms of the AES restricted stock units also include a five-year minimum holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2006 and 2005 was $3.0 million and $2.6 million, respectively, and was included in Other Operating Expenses on IPL's consolidated statements of income. The value of these benefits is being amortized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPL's consolidated balance sheets in accordance with SFAS No. 148 "Accounting for Stock- Based Compensation- Transition and Disclosure - An Amendment of FASB Statement No. 123."

See also The AES Retirement Savings Plan included in Note 9, "Pension and Other Postretirement Benefits" to the Financial Statements of IPL for a description of benefits awarded to IPL employees by AES under The AES Retirement Savings Plan.

12. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. All of IPL's current business operations consists of the generation, transmission, distribution and sale of electric energy, and therefore IPL has only one reportable segment.

13. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2006 and 2005, by quarter, are as follows (in thousands):

                                                     2006
                           --------------------------------------------------------
                              March 31      June 30     September 30  December 31
                           --------------------------------------------------------
Utility operating revenue       $255,616      $250,907      $273,058      $252,470
Utility operating income          44,092        37,288        54,260        43,863
Net income                        35,371        27,133        41,233        30,608

                                                     2005 (1)
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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of December 31, 2006. IPL's management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of December 31, 2006, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

As reported in Item 4 of our September 30, 2005 Form 10-Q, we determined that a material weakness in internal control over financial reporting existed as of September 30, 2005. A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, we lacked effective controls to monitor and assess individual components of the deferred income tax and the related regulatory asset balances.  During 2006, we implemented controls and procedures to address this material weakness, including (i) designed and implemented a methodology to track all individual components of our deferred incomes taxes and related regulatory assets related to property, plant and equipment; (ii) increased staffing and resources to operate and monitor the new controls; (iii) provided additional training on regulated utility income tax accounting to our tax department; (iv) designed and implemented additional detective controls related to the identification and evaluation of non-recurring tax transactions and to monitor adjustments and tracking movements in deferred tax accounts.

Changes in Internal Controls The operational effectiveness of these new controls and procedures were successfully tested during the third and the fourth quarters of 2006. As a result, management has determined that this material weakness has been remediated as of December 31, 2006. There were no other changes in internal control during the fourth quarter of 2006 that had a material effect on internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Compliance with Section 404 of the Sarbanes Oxley Act of 2002 Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K. The internal control report must contain (1) a statement of management's responsibility for establishing and maintaining adequate internal controls over financial reporting for our Company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, and (3) management's assessment of the effectiveness of our internal controls over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective.

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

Item 9B. Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Not applicable pursuant to General Instruction I of the Form 10-K.

Item 11. Executive Compensation

Not applicable pursuant to General Instruction I of the Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Not applicable pursuant to General Instruction I of the Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable pursuant to General Instruction I of the Form 10-K.

Item 14. Principal Accounting Fees and Services.

The Financial Audit Committee of AES pre-approved the audit and non-audit services provided by the independent auditor for 2006 and 2005 for itself and its subsidiaries, including IPALCO and its subsidiaries. The AES Financial Audit Committee maintained its policy established in 2002 within which to judge if the independent auditor may be eligible to provide certain services outside of its main role as outside auditor. Services within the established framework include audit and related services and certain tax services. Services outside of the framework require AES Financial Audit Committee approval prior to the performance of the service. The Sarbanes-Oxley Act of 2002 addresses auditor independence and this framework is consistent with the provisions of the Act. No services performed by the independent auditor with respect to IPALCO and its subsidiaries were approved after the fact by the AES Financial Audit Committee other than those that were considered to be de minimis and approved in accordance with Regulation 2-01 (c)(7)(i)(c) to Regulation S-X of the Securities Exchange Act of 1934, as amended.

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

The following table lists fees billed to IPALCO for products and services provided by our principal accountants:

                                                                  2006       2005
                                                               ----------------------
Audit Fees                                                     $1,295,354 $1,222,725
Audit Related Fees:
  Fees for the audit of IPL's employee benefit plans               47,888     44,985
  Assurance services for debt offering documents                   72,143     28,895
Tax Fees:
  Review of federal and state income tax returns                        -     12,115
  Consulting fees                                                       -     25,000
Other - conference registration                                         -      2,950
Other - software licensing fees                                         -      6,453
                                                               ----------------------
Total Principal Accounting Fees and Services                   $1,415,385 $1,343,123
                                                               ======================

Part IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

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
        *Third Supplemental Indenture dated as of April 1, 1949
        *Tenth Supplemental Indenture dated as of October 1, 1960
        *Eighteenth Supplemental Indenture dated as of February 15, 1974
        *Thirty-Fifth Supplemental Indenture dated as of August 1, 1992
        *Thirty-Seventh Supplemental Indenture dated as of October 1, 1993
        *Forty-Second Supplemental Indenture dated as of October 1, 1995
        *Forty-Third Supplemental Indenture dated as of August 1, 2001
        *Forty-Fourth Supplemental Indenture dated as of August 1, 2001
        *Forty-Fifth Supplemental Indenture dated as of August 1, 2001
        *Forty-Sixth Supplemental Indenture dated as of August 1, 2001
        Forty-Seventh Supplemental Indenture dated as of August 1, 2003 (Incorporated by reference to Exhibit No. 10.1 to IPALCO's June 30, 2003 Form 10-Q)
        Forty-Eighth Supplemental Indenture dated as of January 1, 2004 (Incorporated by reference to Exhibit No. 4.4 to IPALCO's 2003 Annnual Report on Form 10-K)
        Forty-Ninth Supplemental Indenture dated as of April 1, 2005 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's March 31, 2005 Form 10-Q)
        Fiftieth Supplemental Indenture dated as of April 1, 2005 (Incorporated by reference to Exhibit No. 4.2 to IPALCO's March 31, 2005 Form 10-Q)
        Fifty-First Supplemental Indenture dated as of September 1, 2006 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's September 30, 2006 Form 10-Q)
        Fifty-Second Supplemental Indenture dated as of September 1, 2006 (Incorporated by reference to Exhibit No. 4.2 to IPALCO's September 30, 2006 Form 10-Q)
        Fifty-Third Supplemental Indenture dated as of October 1, 2006 (Incorporated by reference to Exhibit No. 4.3 to IPALCO's September 30, 2006 Form 10-Q)
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
10.6*   IPALCO 1991 Directors Stock Option Plan
10.7*   IPALCO 1997 Stock Option Plan
10.8*   IPALCO 1999 Stock Incentive Plan
10.9    Credit agreement by and among Indianapolis Power & Light Company, the various financial institutions party hereto, National City Bank of Indiana, as Syndication Agent, and LaSalle Bank National Association, as Administrative
        Agent, dated as of May 16, 2006. (Incorporated by reference to Exhibit 10.1 to
        IPALCO's March 31, 2006 Form 10-Q)
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
99.7    Amended and Restated Receivables Sale Agreement, Dated as of July 20, 2004, Among IPL
        Funding Corporation, ABN AMRO Bank N.V., the Liquidity Providers from time to time Parties
        Thereto and Windmill Funding Corporation (Incorporated by reference to IPALCO's
        June 30, 2004 Form 10-Q)
99.8    Fourth Amendment dated as of May 30, 2006 to Amended and Restated Receivables Sale
        Agreement Dated as of July 20, 2004 (Incorporated by reference to Exhibit 99.1 to
        IPALCO's June 30, 2006 Form 10-Q)
31.1    Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2    Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32      Certification required by Rule 13a-14(b) or 15d-14(b).

  * Incorporated by reference to IPALCO's Registration Statement of Form S-4 filed with the Securities and Exchange Commission on April 3, 2002.

  Financial Statement Schedules

INDEX TO FINANCIAL STATEMENT SCHEDULES
Schedule I-Condensed Financial Information of Registrant	117
Schedule II-Valuation and Qualifying Accounts and Reserves	121

Schedules other than those listed above are omitted as the information is either not applicable, not required, or has been furnished in the financial statements or notes thereto included in Item 8 hereof.

SCHEDULE I - Condensed Financial Information of Registrant

                  IPALCO ENTERPRISES, INC.
  SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                UNCONSOLIDATED BALANCE SHEETS
                       (In Thousands)

                                                             December 31,
                                                                 2006            2005
                                                             -------------  --------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $61            $239
  Net income tax refunds receivable                                 6,272              --
  Short-term investments                                            1,600           1,325
  Prepayments and other current assets                                 45              50
                                                             -------------  --------------
      Total current assets                                          7,978           1,614
                                                             -------------  --------------
OTHER ASSETS:
   Investment in subsidiaries                                     690,144         697,620
   Other investments                                                2,625           2,583
   Deferred financing costs                                         4,460           5,685
                                                             -------------  --------------
       Total other assets                                         697,229         705,888
                                                             -------------  --------------
               TOTAL                                             $705,207        $707,502
                                                             =============  ==============

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
    Common shareholder's deficit:
     Paid in capital                                                  $83             $44
     Accumulated deficit                                          (54,215)        (54,159)
                                                             -------------  --------------
       Total common shareholder's deficit                         (54,132)        (54,115)
    Long-term debt                                                750,000         750,000
                                                             -------------  --------------
       Total capitalization                                       695,868         695,885
                                                             -------------  --------------
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                            151             593
     Accrued income taxes                                              --           1,879
     Accrued interest                                               8,146           8,146
                                                             -------------  --------------
       Total current liabilities                                    8,297          10,618
                                                             -------------  --------------
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES                    1,042             999
                                                             -------------  --------------
              TOTAL                                              $705,207        $707,502
                                                             =============  ==============

See notes to Schedule I

                  IPALCO ENTERPRISES, INC.
  SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
             UNCONSOLIDATED STATEMENTS OF INCOME
                       (In Thousands)

                                                                 2006            2005           2004
                                                             -------------  --------------  ------------
Equity in earnings of subsidiaries                               $131,116        $156,386      $164,681
Income tax benefit - net                                           26,890          23,351        26,994
Interest on long-term debt                                        (63,750)        (63,750)      (63,750)
Amortization of redemption premiums and expense on debt            (1,224)         (1,135)       (1,052)
Other-net                                                            (616)           (923)       (1,879)
                                                             -------------  --------------  ------------
NET INCOME                                                        $92,416        $113,929      $124,994
                                                             =============  ==============  ============

See notes to Schedule I

                  IPALCO ENTERPRISES, INC.
  SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
           UNCONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In Thousands)

                                                                 2006            2005           2004
                                                             -------------  --------------  ------------
CASH FLOWS FROM OPERATIONS:
   Net income                                                     $92,416        $113,929      $124,994
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Equity in earnings of subsidiaries                          (131,036)       (156,386)     (164,681)
     Cash dividends received from subsidiary companies            140,292         149,497       157,650
     Depreciation and amortization                                  1,225           1,134         1,052
     Deferred income taxes and investment tax credit
       adjustments - net                                               (8)             10           269
    Change in certain assets and liabilities:
     Income taxes receivable or payable                            (8,151)          3,119           733
     Accounts payable and accrued expenses                           (442)            260          (586)
     Other - net                                                     (172)            (16)         (293)
                                                             -------------  --------------  ------------
Net cash provided by operating activities                          94,124         111,547       119,138
                                                             -------------  --------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments                             (25,450)        (69,050)      (75,100)
   Proceeds from sales and maturities of
     short-term investments                                        25,320          68,725        74,900
   Investment in subsidiaries                                      (1,700)           (600)         (800)
                                                             -------------  --------------  ------------
Net cash used in investing activities                              (1,830)           (925)       (1,000)
                                                             -------------  --------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends on common stock                                     (92,472)       (110,487)     (119,077)
                                                             -------------  --------------  ------------
Net cash used in financing activities                             (92,472)       (110,487)     (119,077)
                                                             -------------  --------------  ------------
Net change in cash and cash equivalents                              (178)            135          (939)
Cash and cash equivalents at beginning of period                      239             104         1,043
                                                             -------------  --------------  ------------
Cash and cash equivalents at end of period                            $61            $239          $104
                                                             =============  ==============  ============

See notes to Schedule I

IPALCO ENTERPRISES, INC.
SCHEDULE I CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO SCHEDULE I

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for Subsidiaries and Affiliates-IPALCO Enterprises, Inc. ("IPALCO") has accounted for the earnings of its subsidiaries on the equity method in the unconsolidated condensed financial information.

  INDEBTEDNESS

The following table presents IPALCO's long-term indebtedness as of December 31, 2006 and 2005:

                                                                       December 31,
                                                                      --------------
Series              Due                                             2006          2005
-------------------------------------------------------------------------------------------
                                                                       (IN THOUSANDS)
Long-Term Debt
7.375% Senior Secured Notes, due November 2008                       375,000       375,000
7.625% Senior Secured Notes, due November 2011                       375,000       375,000
                                                               ----------------------------
Total long-term debt                                                 750,000       750,000
                                                               ============================

Debt Maturities

Maturities on indebtedness subsequent to December 31, 2006 are as follows:

        Year           Amount
                    (In Thousands)
2007                     $     --
2008                      375,000
2009                           --
2010                           --
2011                      375,000
Thereafter                     --
                    --------------
Total                    $750,000
                    ==============

SCHEDULE II - Valuation and Qualifying Accounts and Reserves

IPALCO ENTERPRISES, INC.
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2006, 2005 and 2004
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
----------------------------------------------------------------------------------------------

Year ended December 31, 2006
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts            $1,740          $3,787        $ -        $3,725      $1,802

Year ended December 31, 2005
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts            $2,137          $2,865        $ -        $3,262      $1,740

Year ended December 31, 2004
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts            $1,653          $4,087        $ -        $3,603      $2,137

INDIANAPOLIS POWER & LIGHT COMPANY
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2006, 2005 and 2004
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
------------------------------------------------------------------------------------------
Year ended December 31, 2006
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts             $1,740      $3,787          $ -     $3,725      $1,802

Year ended December 31, 2005
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts             $2,123      $2,865          $ -     $3,248      $1,740

Year ended December 31, 2004
  Accumulated Provisions
     Deducted from Assets-
     Doubtful Accounts             $1,639      $4,087          $ -     $3,603      $2,123

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPALCO ENTERPRISES, INC.

By /s/ Ann D. Murtlow

Ann D. Murtlow
President and
Chief Executive Officer

April 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Ann D. Murtlow Ann D. Murtlow	President, Chief Executive Officer and Director (Principal Executive Officer)	April 16, 2007
/s/ David Gee David Gee	Chairman of the Board and President, North America of AES	April 16, 2007
/s/ Frank P. Marino Frank P. Marino	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	April 16, 2007
/s/ Stephen R. Corwell Stephen R. Corwell	Director and Senior Vice President - Corporate Affairs of IPL	April 16, 2007
/s/ Ronald E. Talbot Ronald E. Talbot	Director and Senior Vice President - Power Supply of IPL	April 16, 2007
__________________ Richard Santoroski	Director and Vice President - Non-Power Initiatives of AES	April 16, 2007
__________________ Kenneth Uva	Director	April 16, 2007
/s/ Kurt Tornquist Kurt Tornquist	Controller (Principal Accounting Officer)	April 16, 2007

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.