Form 10-Q
period 2007-03-31
IPALCO ENTERPRISES, INC.
filed 2007-05-15
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

At May 14, 2007, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

                                                                 Three Months Ended
                                                                     March 31,
                                                               ---------------------
                                                                  2007       2006
                                                               ---------- ----------
UTILITY OPERATING REVENUES                                     $ 262,637  $ 255,616

UTILITY OPERATING EXPENSES:
 Operation:
   Fuel                                                           60,042     66,593
   Other operating expenses                                       40,180     39,869
 Power purchased                                                  15,420     11,482
 Maintenance                                                      20,245     27,731
 Depreciation and amortization                                    34,889     33,691
 Taxes other than income taxes                                    10,140     10,111
 Income taxes-net                                                 28,577     22,047
                                                               ---------- ----------
  Total utility operating expenses                               209,493    211,524
                                                               ---------- ----------
UTILITY OPERATING INCOME                                          53,144     44,092
                                                               ---------- ----------
OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used during construction                 826        738
 Other - net                                                        (216)    (1,480)
 Income tax benefit-net                                            6,514     10,568
                                                               ---------- ----------
  Total other income and (deductions)-net                          7,124      9,826
                                                               ---------- ----------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt                                       27,582     27,721
 Other interest                                                      925        777
 Allowance for borrowed funds used during construction              (740)      (576)
 Amortization of redemption premiums and expense on debt             783        803
 Preferred dividends of subsidiary                                   803        803
                                                               ---------- ----------
  Total interest and other charges-net                            29,353     29,528
                                                               ---------- ----------
NET INCOME                                                        30,915     24,390
                                                               ---------- ----------
 Other comprehensive income                                            -        677
                                                               ---------- ----------
TOTAL COMPREHENSIVE INCOME                                     $  30,915  $  25,067
                                                               ========== ==========

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In Thousands)

                                                             March 31,   December 31,
                                                                2007         2006
                                                           ------------- ------------
                          ASSETS
UTILITY PLANT:
 Utility plant in service                                  $  3,591,359  $ 3,578,525
 Less accumulated depreciation                                1,501,928    1,485,459
                                                           ------------- ------------
     Utility plant in service - net                           2,089,431    2,093,066
 Construction work in progress                                  178,562      152,801
 Spare parts inventory                                            1,391        1,587
 Property held for future use                                       591          591
                                                           ------------- ------------
     Utility plant - net                                      2,269,975    2,248,045
                                                           ------------- ------------
OTHER ASSETS:
 Nonutility property - at cost, less
  accumulated depreciation                                          694          709
 Other investments                                               10,067       10,141
                                                           ------------- ------------
     Other assets - net                                          10,761       10,850
                                                           ------------- ------------
CURRENT ASSETS:
 Cash and cash equivalents                                       11,436        8,645
 Restricted cash                                                 27,624       31,720
 Accounts receivable and unbilled revenue (less allowance
  for doubtful accounts of $2,519 and $1,802, respectively)      63,510       67,875
 Fuel - at average cost                                          24,892       30,589
 Materials and supplies - at average cost                        53,246       53,045
 Net income tax refunds receivable                                  737        5,800
 Deferred tax asset - current                                     3,291            -
 Regulatory assets                                                4,201        4,508
 Prepayments and other current assets                            11,126        8,065
                                                           ------------- ------------
     Total current assets                                       200,063      210,247
                                                           ------------- ------------
DEFERRED DEBITS:
 Regulatory assets                                              315,884      320,413
 Miscellaneous                                                   18,659       18,410
                                                           ------------- ------------
     Total deferred debits                                      334,543      338,823
                                                           ------------- ------------
             TOTAL                                         $  2,815,342  $ 2,807,965
                                                           ============= ============
              CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common shareholder's deficit:
   Premium on 4% cumulative preferred stock                $        649  $       649
   Paid in capital                                                3,857        3,479
   Accumulated deficit                                          (23,455)     (54,808)
   Accumulated other comprehensive loss                              (2)          (2)
                                                           ------------- ------------
     Total common shareholder's deficit                         (18,951)     (50,682)
 Cumulative preferred stock of subsidiary                        59,135       59,135
 Long-term debt                                               1,481,536    1,481,516
                                                           ------------- ------------
     Total capitalization                                     1,521,720    1,489,969
                                                           -------------  -----------
CURRENT LIABILITIES:
  Line of credit and current portion of long-term debt           80,000      155,000
  Accounts payable and accrued expenses                          85,915       74,472
  Accrued real estate and personal property taxes                20,101       15,908
  Accrued income taxes                                           19,254            -
  Accrued interest                                               38,829       26,096
  Customer deposits                                              15,111       14,446
  Other current liabilities                                      10,266       10,049
                                                           ------------- ------------
     Total current liabilities                                  269,476      295,971
                                                           ------------- ------------
 DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
 Accumulated deferred income taxes - net                        396,316      425,638
 Non-current income tax liability                                25,193            -
 Asset retirement obligations                                   437,122      431,993
 Unamortized investment tax credit                               19,563       20,216
 Accrued pension and other postretirement benefits              133,805      132,453
 Miscellaneous                                                   12,147       11,725
                                                           ------------- ------------
     Total deferred credits and other long-term liabilities   1,024,146    1,022,025
                                                           ------------- ------------
COMMITMENTS AND CONTINGENCIES (Note 10)

             TOTAL                                         $  2,815,342  $ 2,807,965
                                                           ============= ============

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------- ---------
                                                            2007       2006
                                                          ---------  ---------
Cash Flows from Operations:
 Net income                                              $  30,915  $  24,390
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           34,259     33,332
    Amortization of regulatory assets                        1,677      1,169
    Deferred income taxes and investment tax credit
      adjustments - net                                     (2,992)    23,775
    Gain on sales of assets - net                               (5)    (3,500)
    Preferred dividends of subsidiary                          803        803
    Allowance for equity funds used during construction       (805)      (738)
  Change in certain assets and liabilities:
    Accounts receivable                                      4,365       (751)
    Fuel, materials and supplies                             5,495     (3,852)
    Income taxes receivable or payable                      25,054    (12,432)
    Accounts payable and accrued expenses                      546      9,666
    Accrued real estate and personal property taxes          4,192      4,172
    Accrued interest                                        12,733     11,017
    Pension and other postretirement benefit expenses        1,353      3,239
    Short-term and long-term regulatory assets
      and liabilities                                       (1,290)     9,107
    Other - net                                             (3,979)    (1,757)
                                                          ---------  ---------
Net cash provided by operating activities                  112,321     97,640
                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - utility                           (35,304)   (47,267)
  Decrease in restricted cash                                4,360          -
  Purchase of environmental emissions allowances                 -    (10,547)
  Purchase of short-term investments                             -     (1,400)
  Proceeds from sales and maturities of
    short-term investments                                     124      1,525
  Other                                                     (2,544)    (2,066)
                                                          ---------  ---------
Net cash used in investing activities                      (33,364)   (59,755)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings - net                              (75,000)   (39,200)
  Preferred dividends of subsidiary                           (803)      (803)
  Other                                                       (363)      (241)
                                                          ---------  ---------
Net cash used in financing activities                      (76,166)   (40,244)
                                                          ---------  ---------
Net change in cash and cash equivalents                      2,791     (2,359)
Cash and cash equivalents at beginning of period             8,645      6,008
                                                          ---------  ---------
Cash and cash equivalents at end of period               $  11,436  $   3,649
                                                          =========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                 $  15,675  $  16,916
                                                          =========  =========
    Income taxes                                         $       -  $       -
                                                          =========  =========

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION

IPALCO Enterprises, Inc. ("IPALCO") is a wholly-owned subsidiary of The AES Corporation ("AES"). IPALCO owns all of the outstanding common stock of its subsidiaries. These include its regulated electric utility subsidiary, Indianapolis Power & Light Company ("IPL"), and its unregulated subsidiary, Mid-America Capital Resources, Inc. ("Mid- America"). Substantially all of IPALCO's business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. IPL has approximately 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited combustion turbine that are all used for generating electricity. IPL's net electric generation capability for winter is 3,400 megawatts and net summer capability is 3,282 megawatts. Mid-America conducts IPALCO's unregulated activities.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of IPALCO, IPL and Mid-America. All significant intercompany amounts have been eliminated. The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for annual fiscal reporting periods. In the opinion of management all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited financial statements have been prepared in accordance with the accounting policies described in IPALCO's audited financial statements for the year ended December 31, 2006, included in its annual report on Form 10-K and should be read in conjunction therewith.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board ("FASB") Interpretation No. 48 "Accounting for Uncertainty in Income Taxes"

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN No. 48"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

IPALCO adopted the provisions of FIN No. 48 on January 1, 2007.  Under FIN No. 48, IPALCO must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of IPALCO's reassessment of its tax positions in accordance with FIN No. 48 did not have a material effect on the results of operations, financial condition or liquidity.  See Note 6 "Income Taxes".

Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements"

In September 2006, the FASB released SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined that SFAS No. 157 will not change the way we currently estimate fair value on any of our assets or liabilities.

SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities"

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for IPALCO beginning in 2008, but early adoption is permitted. IPALCO has chosen not to early adopt and management does not believe SFAS No. 159 will have a material impact on our results of operations or financial position.

4. EQUIPMENT PURCHASE

On March 5, 2007, IPL filed a petition with the IURC for approval of, or a declination of jurisdiction over, IPL's plans to acquire a combustion turbine owned by DTE Georgetown, LP, which is a wholly owned subsidiary of DTE Georgetown Holdings, Inc. ("Holdings") and DTE Energy Services Inc. ("Services"), pursuant to a purchase and sale agreement entered into with Holdings and Services on February 22, 2007. The turbine has a nominal nameplate capacity of 80 megawatts and is located at IPL's Georgetown substation. The acquisition is contingent upon receiving regulatory approvals.

5. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. IPALCO's reportable business segments are electric and "all other." The "all other" category primarily includes the IPALCO $750 million Senior Secured Notes as of March 31, 2007 and December 31, 2006, approximately $0.9 million and $0.9 million of nonutility cash and cash equivalents, as of March 31, 2007 and December 31, 2006, respectively; long-term nonutility investments of $9.0 million and $9.0 million at March 31, 2007 and December 31, 2006, respectively; and income taxes and interest related to those items. There was no utility operating income other than the activities of IPL during the periods covered by this report. Nonutility assets represented less than 1% of IPALCO's total assets as of March 31, 2007 and December 31, 2006 and there were no nonutility capital expenditures during the three month periods ended March 31, 2007 and March 31, 2006.

6. INCOME TAXES

IPALCO's effective combined state and federal income tax rates for the three month periods ended March 31, 2007 and 2006 were 41.6% and 32.0%, respectively. The rate increase was primarily the result of interest income related to income taxes recorded during the first quarter of 2006 as a result of the completion of an IRS examination of our filings for the period 1996 through March of 2001.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries.  Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income.  As a subsidiary of AES, IPALCO files income tax returns in the U.S. federal jurisdiction and the state of Indiana.  IPALCO is no longer subject to U.S. or state income tax examinations for tax years prior to December 31, 2001.

As described in Note 3. "New Accounting Pronouncements", IPALCO adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The implementation of FIN No. 48 resulted in primarily a reclassification of Accumulated deferred tax liabilities to Non-current income taxes payable and no significant cumulative impact to Accumulated Deficit. The gross unrecognized tax benefit balance as of the date of adoption was $22.8 million. The balance of unrecognized tax benefits represents tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however, management does not expect the change to have a significant impact on IPALCO's financial statements.

Tax-related interest expense is reported as a part of the provision for federal and state income taxes.  Penalties, if incurred, would also be recognized as a component of tax expense.  As of January 1, 2007, IPALCO has recorded a liability of $3.3 million for the payments of interest and a receivable of $0.7 million for a refund of interest.  Included in the recorded interest is a $1.9 million liability and a $0.7 million receivable anticipated to be paid/received within 12 months of the reporting date.  The liability/receivable for the payment/receipt of interest did not materially change as of March 31, 2007.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

Employees' Retirement Plan: Approximately 90% of IPL's active employees are covered by the Employees' Retirement Plan of Indianapolis Power & Light Company ("Defined Benefit Pension Plan"); as well as, the Employees' Thrift Plan of Indianapolis Power & Light Company ("Thrift Plan").  The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan.  The remaining 10% of active employees are covered by the AES Retirement Savings Plan ("RSP Plan").  The RSP Plan is a qualified defined contribution plan containing a profit sharing component.  All non-union new hires are covered under the RSP Plan, while International Brotherhood of Electrical Workers ("IBEW") physical bargaining unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. As a result of ratifying a new four-year labor agreement between the IBEW clerical-technical unit and IPL in March 2007, new hires in this bargaining unit are no longer covered under the Defined Benefit Pension Plan but will receive an annual lump sum company contribution into the Thrift Plan. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities. Management does not currently expect any of the pension assets to revert back to IPL during 2007.

In addition, IPL will change its measurement date from November 30 to December 31 coinciding with the plan year ending December 31, 2008.

Supplemental Retirement Plan: Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified supplemental pension plan.

Pension Funding: IPL's funding policy for the Defined Benefit Pension Plan and the Supplemental Retirement Plan is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes, with the plan to avoid the "at risk" status and to meet targeted funding levels necessary to qualify under standards of the Pension Benefit Guaranty Corporation for exemption from certain administrative requirements.

For funding purposes, the Defined Benefit Pension Plan will be exempt from any required funding during 2007. At this time, IPL does not intend to make any contributions to the Defined Benefit Pension Plan during 2007; however, management will continue to review possible funding scenarios throughout 2007. The Supplemental Retirement Plan is not projected to have any contributions; however, depending on the return on assets, contributions may be required in 2007. If funding is required, the amount is not expected to be material.

The following table presents information relating to the Pension Plans combined:

                                                   For the Three Months
                                                     Ended March 31,
                                                  ---------- ----------
                                                     2007       2006
                                                  ---------- ----------
Pension Benefits                                      (In Thousands)

Components of net periodic benefit cost
Service cost                                         $1,472     $1,369
Interest cost                                         7,152      6,967
Expected return on plan assets                       (7,703)    (6,777)
Amortization of net actuarial loss                    1,409      1,300
Amortization of prior service cost                      687        565
                                                  ---------- ----------
Total net periodic benefit cost                      $3,017     $3,424
                                                  ========== ==========

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

Other Postretirement Benefits: IPL provides postretirement health care benefits to certain retired or active employees and the spouses of certain retired or active employees. Other postretirement benefit costs for the three month periods ended March 31, 2007 and 2006, were $0.5 million and $0.7 million, respectively.

The following table presents information relating to other postretirement benefits:

                                                       For the Three Months
                                                         Ended March 31,
                                                    ------------ ------------
                                                        2007         2006
                                                    ------------ ------------
Other postretirement benefits                            (In Thousands)

Components of net periodic benefit cost
Service cost                                               $330         $362
Interest cost                                               145          159
Amortization of prior service cost                            2          171
                                                    ------------ ------------
Total net periodic benefit cost                            $477         $692
                                                    ============ ============

Expected amortization: The estimated net loss and prior service cost for the other postretirement plan that will be amortized from the regulatory asset into net periodic benefit cost over the 2007 plan year are not expected to be material.

8. REGULATORY MATTERS

Empower: On August 23, 2006, we made a filing with the IURC in which we sought approval for a new customer choice plan called Empower. The three elements of Empower were: (1) renewable energy options, (2) energy efficiency options and (3) customer service and pricing options. The renewable energy options include a Green Power initiative, renewable energy education and a commitment to invest in a renewable energy project. Energy efficiency options are demand-side management ("DSM") options with a focus on energy efficiency. The customer pricing options provide a voluntary alternative to our regulated rates and services and include choices for a Sure Bill, Fixed Rate or Time of Use program. The Empower plan was proposed to replace Elect Plan to allow revenues and expenses related to customers within the plan to be treated as non- jurisdictional in our authorized jurisdictional net operating income calculation. In March 2007, we withdrew this filing. As a result of the expiration of Elect Plan and the withdrawal of Empower, net operating income from customers that previously participated in Elect Plan programs is now included in our authorized jurisdictional net operating income calculation. The IURC has initiated state-wide proceedings into the effectiveness of DSM programs offered across Indiana, as well as time-based pricing and other demand response programs. These were also features of the proposed Empower filing. We are participating in each of these proceedings.

Green Power and Demand Side Management: In March 2007, IPL filed a petition with the IURC to offer Green Power as a tariff rate in order to continue to provide this customer option without interruption. IPL has also filed a new DSM petition requesting an extension of the programs currently in place.  Both filings are subject to IURC approval.

Fuel Adjustment Charge: IPL may apply to the IURC for a change in its fuel charge every three months to recover its estimated fuel costs, including the fuel portion of purchased power costs, which may be above or below the levels included in IPL's basic rates and charges. IPL must present evidence in each fuel adjustment charge ("FAC") proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power, or both, so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible.

Purchased power costs below an established benchmark are presumed to be recoverable energy costs. Under a settlement agreement amended and approved by the IURC in March 2007, which expires April 30, 2008, the benchmark for IPL is established prospectively each month based on the lesser of the futures settlement price on the last trading day of the current month for next month, for natural gas or No. 2 fuel oil. The settlement also generally provides for recovery of 85% of power purchased up to $700/MWh to replace capacity losses for certain full forced outages and environmental derates (unit impairment for environmental conditions) for power purchases up to the first 11% of IPL's total rated summer capacity in any hour and full recovery for power purchases exceeding 11% of IPL's total rated summer capacity in any hour.

9. COMMITMENTS AND CONTINGENCIES

Legal

IPALCO and certain former officers and directors of IPALCO are defendants in a class action lawsuit under the Employment Retirement Income Security Act, filed in the U.S. District Court for the Southern District of Indiana, regarding matters arising from the acquisition of IPALCO by AES. The lawsuit was filed in March 2002 and alleged breach of fiduciary duties with respect to shares held in IPL's 401(k) Thrift Plan. A bench trial was held in February 2006 to determine whether there were any breaches of fiduciary duties. On March 28, 2007 the court issued its judgment, finding for the defendants. The plaintiffs recently filed a notice of appeal.

As of March 31, 2007 and March 31, 2006, IPL was a defendant in approximately 115 and 114 pending lawsuits, respectively, alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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

Environmental

IPALCO and IPL are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We believe that we operate in material compliance with environmental laws, regulations and permits and health and safety laws. We cannot assure, however, that we have been or will be at all times in full compliance with such laws, regulations and permits. Please see Note 10 "Commitments and Contingencies - Environmental" of IPALCO's audited financial statements for the year ended December 31, 2006, included in its annual report on Form 10-K, for a more comprehensive discussion of environmental matters impacting IPALCO and IPL.

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

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

  changes in our credit ratings or the credit ratings of AES performance of pension plan assets
  fluctuations in customer growth and demand
  impacts of weather on retail sales and wholesale prices and weather-related damage to our electrical system fuel and other input costs
  generating unit availability and capacity
  transmission and distribution system reliability and capacity purchased power costs and availability
  regulatory action, including, but not limited to the review of our basic rates and charges by the IURC our ownership by The AES Corporation
  federal and state legislation
  changes in financial or regulatory accounting policies
  environmental matters, including costs of compliance with current and future environmental requirements interest rates and other costs of capital
  the availability of capital
  labor strikes or other workforce factors
  facility or equipment maintenance, repairs and capital expenditures local economic conditions
  acts of terrorism, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes or other catastrophic events costs and effects of legal and administrative proceedings, settlements, investigations and claims and the ultimate disposition of litigation issues related to our participation in the Midwest Independent Transmission System Operators ("Midwest ISO"), including recovery of costs incurred product development and technology changes

Most of these factors affect us through our consolidated subsidiary IPL. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. We undertake no obligation to publicly update or review any forward-looking information, future events or otherwise.

Overview

IPALCO is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is IPL, a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America, is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund with a recorded value of $6.4 million, as of March 31, 2007. Our business segments are electric and "all other."

IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 470,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. Historically, approximately 99% of the total electricity produced by IPL has been generated from coal. Natural gas and fuel oil combined to provide the remaining kWh generation (primarily for peaking capacity). IPL's net electric generation capability for winter and summer is 3,400 and 3,282 megawatts, respectively. Our corporate mission is to serve our customer's needs for electric power in ways that provide exceptional value to our customers, shareholders, people and communities.

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

Comparison of Quarters Ended March 31, 2007 and March 31, 2006

Our first quarter 2007 net income of $30.9 million increased $6.5 million from net income of $24.4 million in the first quarter of 2006. The following discussion highlights the significant factors contributing to this change.

Utility Operating Revenues

Utility operating revenues increased by $7.0 million during the three months ended March 31, 2007 compared to the same period in 2006 as a result of the following (dollars in thousands):

                               March 31,      March 31,     Increase   Percentage
                                 2007           2006       (Decrease)    Change
                            ------------------------------------------------------
Retail Revenues                   $243,271       $235,194      $8,077         3.4%
Wholesale Revenues                  14,833         12,300       2,533        20.6%
Miscellaneous Revenues               4,533          8,122      (3,589)      -44.2%
                            ------------------------------------------
Total Utility Operating
  Revenues                        $262,637       $255,616      $7,021         2.7%
                            ==========================================

Heating Degree Days                  2,766          2,400         366        15.3%

The 3.4% increase in retail revenues was primarily due to a 6.2% increase in the quantity of kWhs sold ($14.2 million) offset by a 2.6% decrease in the weighted average price of kWhs sold ($6.1 million). The $14.2 million increase in the quantity of retail kWhs sold was primarily due to a 15.3% increase in heating degree days during the comparable periods and because we increased our retail customer base by approximately 3,200 customers or 0.6% from March 31, 2006 to March 31, 2007. The $6.1 million decrease in the weighted average price of kWhs sold was primarily due to an $8.5 million decrease in fuel charges (see discussion in operating expenses) offset by a $3.2 million increase in costs we recovered from our retail customers associated with the environmental compliance construction program.

The 20.6% increase in wholesale revenues is primarily due to a 23.8% increase in the quantity of kWhs sold ($2.9 million) partially offset by a 2.6% decrease in the weighted average price of retail kWhs sold. The increase in the quantity of kWhs sold in the wholesale market in the first quarter of 2007 over the first quarter of 2006 was primarily due to a reduction in unit outages, which allowed for more kWhs to be sold on the wholesale market.

The $3.6 million decrease in miscellaneous revenues was primarily due to a $3.5 million gain in the first quarter of 2006 from exchanging 2,510 vintage 2007 sulfur dioxide ("SO2") air emissions allowances for 2,500 vintage 2005 SO2 air emissions allowances. The gain resulted from exchanging allowances that were granted to us by the Environmental Protection Agency at no charge and recorded at cost, which is zero, for allowances that were recorded at their fair market value.

Utility Operating Expenses

The following table illustrates the primary operating expense changes from March 31, 2006 to March 31, 2007 for IPL (dollars in millions):

Operating Expenses for the Quarter Ended March 31, 2006       $211.5
Increase in income taxes - net                                   6.5
Increase in purchased power expense                              3.9
Decrease in fuel                                                (6.6)
Decrease in maintenance expenses                                (7.5)
Other miscellaneous variances                                    1.7
                                                            ---------
Operating Expenses for the Quarter Ended March 31, 2007       $209.5
                                                            =========

The $6.5 million increase in income tax expense was primarily due to a $15.6 million increase in pretax net operating income.

Purchased power expense increased due to an increase in the volume of power purchased during the period ($10.4 million) offset by a decrease in the market price of purchased power ($6.4 million). The volume of power purchased increased primarily due to increased retail sales caused by a 15% increase in heating degree days during the comparable periods. The decreased market price of purchased power is influenced by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emission allowances, the supply of and demand for electricity, and the time of day in which power is purchased.

The decrease in fuel is primarily due to a $12.0 million decrease in the deferred fuel adjustment offset by a $5.4 million increase in actual fuel costs. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL's fuel adjustment charge ("FAC") and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into expense in the same period that IPL's rates are adjusted. Actual fuel costs increased primarily due to the increase in the average price of coal consumed.

Maintenance expenses were higher in the first quarter of 2006 primarily due to a scheduled major generating unit outage that began in March 2006.

Other Income and Deductions

Other income and deductions decreased from income of $9.8 million in the first quarter of 2006 to income of $7.1 million in the first quarter of 2007. Included in this decrease is a $4.1 million decrease in the income tax benefit partially offset by a $1.0 million reduction in legal expenses. The decrease in the income tax benefit is primarily due to changes in previously recorded tax contingencies including a related interest benefit. Legal expenses decreased primarily due to decreased costs to defend litigation

Liquidity and Capital Resources

As of March 31, 2007, IPALCO had unrestricted cash and cash equivalents of $11.4 million and highly liquid short-term investments of $1.5 million. We also had $27.6 million of restricted cash held by a trustee to be made available to IPL as funds are invested on certain qualifying environmental facilities. As of March 31, 2007, IPL also had available borrowing capacity of $108.6 million under its $109.4 million committed credit facility after existing letters of credit. All long-term financing arrangements by IPL must first be approved by the IURC and the aggregate amount of IPL's short-term indebtedness must be approved by FERC. IPL has approval from the IURC to refinance $80 million 7 3/8% first mortgage bonds due 2007 and to issue up to $85 million of new long-term debt at various times throughout the period ending December 2008 to fund a portion of its construction program and other corporate purposes. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2008. However, we also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations. We believe that existing restricted and unrestricted cash balances, short-term investments, cash generated from operating activities and borrowing capacity on IPL's committed credit facility will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing restricted and unrestricted cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on IPL's committed credit facility; and (iv) additional debt financing.

Capital Requirements. IPL's construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. IPL's capital expenditures totaled $35.3 million and $47.3 million for the three months ended March 31, 2007 and 2006, respectively. The decrease is primarily related to increased expenditures in 2006 on technology designed to reduce environmental emissions related to IPL's clean coal technology projects. Construction expenditures during the first quarter of 2007 were financed with internally generated cash provided by operations, borrowings on our credit facility, and $4.4 million in draws from the construction fund associated with the issuance in September 2006 of $60 million first mortgage bonds. Our capital expenditure program for the three-year period 2007-2009 is currently estimated to cost approximately $500 million. It includes approximately $149 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $172 million for construction projects designed to reduce SO2 and mercury emissions; $94 million for power plant related projects; $81 million for investments associated with additional generation and $4 million for other miscellaneous equipment and furniture. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions are recoverable through jurisdictional retail rate revenue as part of IPL's Clean Coal Technology projects, subject to regulatory approval. Capital expenditures are financed with a combination of internally generated funds and short-term and long-term borrowings.

On March 5, 2007, IPL filed a petition with the IURC for approval of, or a declination of jurisdiction over, IPL's plans to acquire a combustion turbine owned by DTE Georgetown, LP, which is a wholly owned subsidiary of DTE Georgetown Holdings, Inc. ("Holdings") and DTE Energy Services Inc. ("Services"), pursuant to a purchase and sale agreement entered into with Holdings and Services on February 22, 2007. The turbine has a nominal nameplate capacity of 80 megawatts and is located at IPL's Georgetown substation. The acquisition is contingent upon receiving regulatory approvals.

 Capital Resources. On January 31, 2007 IPL filed a financing petition with the IURC requesting, among other things, authority to issue additional debt in an amount not to exceed $85 million at various times throughout the period ending December 2008 to fund a portion of its construction program and other corporate purposes. The IURC issued an Order approving this petition on April 25, 2007.

Pension Funding. The Pension Protection Act of 2006 ("The Act"), which contains comprehensive pension funding reform legislation, was enacted into law during the third quarter of 2006. The Act primarily affects the Defined Benefit Pension Plan. The pension funding provisions are effective January 1, 2008. The Act requires plans that are less than 100% funded to fully fund any funding shortfall in amortized level installments over seven years, beginning in the year of the shortfall. Then, each year thereafter, if the plan's underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. In addition to the amortized level installments, IPL must also contribute an amount equal to the service cost earned by active participants during the plan year.  The Act contains special accelerated provisions for plans that are determined to be "at risk". IPL plans to fund to levels to avoid the "at risk" status. For funding purposes, the Defined Benefit Pension Plan will be exempt from any required funding during 2007. At this time, IPL does not intend to make any contributions to the Defined Benefit Pension Plan during 2007. However, management will continue to review possible funding scenarios throughout 2007. The Supplemental Retirement Plan is not projected to have any contributions; however, depending on the return on assets, contributions may be required in December 2007. If funding is required, the amount is not expected to be material.

IPL's funding policy for the Defined Benefit Pension Plan and the Supplemental Retirement Plan is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes, with the plan to avoid the "at risk" status and to meet targeted funding levels necessary to qualify under standards of the Pension Benefit Guaranty Corporation for exemption from certain administrative requirements.

All non-union new hires are covered under the RSP Plan, while IBEW physical bargaining unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. As a result of ratifying a new four-year labor agreement between the IBEW clerical-technical unit union and IPL in March 2007, new hires in this bargaining unit are no longer covered under the Defined Benefit Pension Plan but will receive an annual lump sum company contribution into the Thrift Plan. The net cash flow impact of this change is not expected to be material.

Dividends. All of our outstanding common stock is owned by AES. We did not pay any dividends to AES during the first three months of 2007. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL's results of operations, cash flows, financial condition, capital requirements, financings, regulatory considerations, and such other factors as IPL's board of directors deems relevant.

New Accounting Pronouncements

FIN No. 48 "Accounting for Uncertainty in Income Taxes"

In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

IPALCO adopted the provisions of FIN No. 48 on January 1, 2007.  Under FIN No. 48, IPALCO must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of IPALCO's reassessment of its tax positions in accordance with FIN No. 48 did not have a material effect on the results of operations, financial condition or liquidity.

SFAS No. 157, "Fair Value Measurements"

In September 2006, the FASB released SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined that SFAS No. 157 will not change the way we currently estimate fair value on any of our assets or liabilities

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities"

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for IPALCO beginning in 2008, but early adoption is permitted. IPALCO has chosen not to early adopt and management does not believe SFAS No. 159 will have a material impact on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in IPL's exposure to market risks during the three months ended March 31, 2007 compared with the exposure set forth in the Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2006.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of March 31, 2007. IPL's management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of March 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the first quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Many years ago, IPL obtained, through purchases from several owners, a substantial tract of land as a potential site for a future power plant. IPL later determined it no longer intended to build a power plant on that land and sold it in 2004. In September 2004, a former owner of a parcel included within IPL's land sued IPL in Morgan County Superior Court in a purported class action to force IPL to pay any profit on the sale to the various former owners, as well as profits received from ground leases and timber sales. The plaintiffs contended, in essence, that IPL obtained the various parcels through the threat of eminent domain under circumstances where eminent domain would have been inappropriate. In an amended complaint, the plaintiffs asserted claims for fraudulent inducement to contract, unjust enrichment, breach of fiduciary duty and fraudulent concealment, and sought compensatory and punitive damages. IPL settled the case for a nominal amount on March 29, 2007.

IPALCO and certain former officers and directors of IPALCO are defendants in a class action lawsuit under the Employment Retirement Income Security Act, filed in the U.S. District Court for the Southern District of Indiana, regarding matters arising from the acquisition of IPALCO by AES. The lawsuit was filed in March 2002 and alleged breach of fiduciary duties with respect to shares held in IPL's 401(k) Thrift Plan. A bench trial was held in February 2006 to determine whether there were any breaches of fiduciary duties. On March 28, 2007 the court issued its judgment, finding for the defendants. The plaintiffs recently filed a notice of appeal.

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in IPALCO's 2006 annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On March 15, 2007, AES, as sole shareholder of IPALCO, executed a Consent in Lieu of Annual Meeting of Stockholders in order to elect the following six individuals to serve as directors of IPALCO: Stephen R. Corwell, David Gee, Ann D. Murtlow, Richard Santoroski, Ronald E. Talbot and Kenneth Uva. No other matter was included in the Consent, and these individuals are the only directors of IPALCO.

Item 5. Other Information

None.

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

IPALCO ENTERPRISES, INC.

(Registrant)

Date: May 14, 2007	By:	/s/ Frank P. Marino

Frank P. Marino
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: May 14, 2007	By:	/s/ Kurt A. Tornquist

Kurt A. Tornquist
Controller
(Principal Accounting Officer)