Form 10-K/A
period 2006-12-31
IPALCO ENTERPRISES, INC.
filed 2007-06-11
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

At June 1, 2007, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

EXPLANATORY NOTE

On April 17, 2007, IPALCO Enterprises, Inc. ("IPALCO") filed its Annual Report on Form 10-K for its fiscal year ended December 31, 2006 (the "2006 Form 10-K"). At the time of the filing, IPALCO did not meet the conditions set forth in general instruction I(1)(a) of Form 10-K for the reduced disclosure format because our parent company, The AES Corporation ("AES"), had not filed its Annual Report on Form 10-K. The purpose of this amendment on Form 10-K/A is to file the information required in Parts I, III and IV of the Form 10-K. With this amendment on Form 10-K/A, we are also filing updated Exhibits to the 2006 Form 10-K, specifically, the certifications required by IPALCO's executive officers pursuant to the Sarbanes-Oxley Act. No other amendments or changes are or were made to the 2006 Form 10-K. This amendment does not reflect events occurring after the filing of the original Form 10-K, does not update disclosure contained in the original Form 10-K, and does not modify or amend the original Form 10-K except as specifically described in this explanatory note.

IPALCO ENTERPRISES, INC.

Table of Contents

Part I

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of 2006 to a vote of security holders of IPALCO, through the solicitation of proxies or otherwise.

Part III

Item 10. Directors and Executive Officers, and Corporate Governance

The following table sets forth information regarding our executive officers and directors, which includes executive officers of IPL, as of June 1, 2007:

         Name               Age                        Position
---------------------------------------------------------------------------------
David Gee                    52      Director, Chairman of the Board of IPALCO an
Richard Santoroski           42      Director of IPALCO and IPL
Ann D. Murtlow               46      Director, Chief Executive Officer and Presid
                                     of IPALCO and IPL
Stephen R. Corwell           51      Director of IPALCO and IPL, Senior Vice Pres
                                     Corporate Affairs of IPL
Ronald E. Talbot             46      Director of IPALCO and IPL, Senior Vice Pres
                                     Power Supply of IPL
James A. Sadtler             48      Senior Vice President Technology and Perform
                                     of IPL
William P. Marsan            44      Vice President, Secretary, and General Couns
                                     of IPALCO and IPL
Frank P. Marino              43      Senior Vice President and Chief Financial Of
                                     of IPALCO and IPL
Kenneth J. Uva               57      Director of IPALCO

David Gee joined the board of directors of IPALCO and IPL as Chairman as of June 23, 2005. Mr. Gee is regional President of the North America group for AES. David joined AES in 2004 and led AES's corporate strategy group. Prior to AES, David worked on strategic planning at PG&E Corporation in San Francisco during the California energy crisis. He also worked at Baker Hughes and spent 15 years at McKinsey and Company, serving energy clients on a variety of operational and strategic issues. He worked in Houston, London and Mexico City. He holds an MS in Finance from the Sloan School of Management, Massachusetts Institute of Technology, and a BS in Chemical Engineering, with highest distinction, from the University of Virginia.

Richard Santoroski joined the board of directors of IPALCO and IPL as of June 8, 2006. Mr. Santoroski is Vice President, Energy and Natural Resources for AES. Mr. Santoroski had been the Vice President of Non-Power Development and Vice President of Risk Management prior to his role in Energy and Natural Resources. He joined AES in January 1999. Prior to that, he worked for New York State Electric & Gas Corporation as Manager, Energy Trading. Mr. Santoroski has a BS from the Pennsylvania State University in Electrical Engineering, and an MSEE and MBA from Syracuse University. He is a licensed Professional Engineer in the state of New York.

Ann D. Murtlow was appointed President and CEO of IPALCO and IPL effective June 20, 2002 and joined the IPALCO and IPL board of directors as of July 25, 2002. Ms. Murtlow began her career at AES in May 1987. In May 1999, Ms. Murtlow was named Group Manager of AES Corporation and Managing Director of AES Horizons Ltd. In this capacity she was responsible for the management of 1,800 MW of operations in Northern Ireland, England, Wales, the Netherlands, and the Czech Republic. She was also responsible for new development and acquisitions in Northern, Central and Eastern European countries. Ms. Murtlow was named a Vice President of AES Corporation in January 2001. In February 2002, Ms. Murtlow was named Vice President and Group Manager of AES and President of AES Enterprise, Inc. In this capacity she was responsible for managing approximately 2,700 MW of generating capacity in construction and operating in the Eastern U.S. She was also responsible for development and acquisitions in the Eastern U.S. before assuming her current role as President and CEO of IPALCO and IPL in June 2002. Ms. Murtlow received her Bachelor of Science in Chemical Engineering at Lehigh University in 1982. Ms. Murtlow serves on the board of the Federal Reserve Bank of Chicago, and serves on many charitable and community based boards and committees.

Stephen R. Corwell was appointed Senior Vice President Corporate Affairs of IPL in February 2003 and has overall responsibility for IPL's rates, regulatory, governmental and environmental affairs; large account customer service; business and economic development; environmental project construction; and coordination of corporate planning and strategy. Prior to his current position, Mr. Corwell served as Vice President Power Supply since July 2002, and he has served as a director of both IPALCO and IPL since July 25, 2002. Prior to joining IPL, Mr. Corwell was employed by AES since 1999. Mr. Corwell most recently served AES as Vice President of AES Great Plains, where he pursued various business development activities, including the development of power plants and the acquisition of energy assets. Mr. Corwell has more than 25 years experience in the energy industry. Mr. Corwell holds a Bachelor of Science in Finance from the University of Illinois and a Masters in Business Administration from the University of Wisconsin-Milwaukee. Mr. Corwell serves on a variety of boards of directors including United Way of Central Indiana, Indy Partnership, Indiana Chamber of Commerce, and the Indiana Energy Association.

Ronald E. Talbot was appointed Senior Vice President Power Supply of IPL in March, 2007, and is responsible for IPL's generating stations, fuel procurement, generation dispatch, wholesale trading and supply chain groups. Mr. Talbot joined IPL as Senior Vice President of Customer Operations in August 2003 and was elected to the IPALCO and IPL Boards of Directors in March 2005. Previously, he was Vice President of Chicago Region Operations for Commonwealth Edison Company in Chicago from December 1999 to April 2002. Prior to that, he worked for approximately 15 years in various capacities for Consolidated Edison in New York, including General Manager of Staten Island Electric Operations and later General Manager of Manhattan Electric Operations. Mr. Talbot has baccalaureate degrees in economics from SUNY Oneonta, New York and in electrical engineering from Clarkson University, as well as a Masters of Science in Electrical Engineering from the New Jersey Institute of Technology. Talbot currently serves as chairman-elect on the board of Gleaners Food Bank of Indiana, Inc. and is a board member of the Indianapolis Symphony Orchestra.

James A. Sadtler was appointed Senior Vice President Technology and Performance of IPL in March, 2007. In this position Mr. Sadtler will have a number of duties in both the technology and performance areas of operations, with a particular emphasis on power supply, and new supply. Prior to this appointment, Mr. Sadtler served as Senior Vice President Power Supply of IPL effective April 1, 2003. Mr. Sadtler has worked for IPL since May of 1980. Prior assignments for Mr. Sadtler with IPL include Plant Manager and Manager of the Generation Dispatcher and Wholesale. Mr. Sadtler is a licensed Professional Engineer and holds a Bachelor of Science from Purdue University. Mr. Sadtler serves on the boards of the Center for Leadership Development and the Indiana Construction Roundtable.  He is also a member of the Purdue Science Bound Advisory Board.

Frank P. Marino joined IPL as Controller in October 2004 and was appointed Vice President and Chief Financial Officer of IPALCO and IPL in October, 2005, and Senior Vice President and Chief Financial Officer of IPALCO and IPL in March, 2007. He has leadership responsibilities for accounting, internal and external reporting, treasury operations, financial planning and budgeting, fixed assets, and tax. Prior to joining IPL, Mr. Marino was Director of Regulatory Accounting and Reporting at Xcel Energy, Inc. in Denver, Colorado since 2003. Prior to Xcel, he was employed by Consolidated Edison Co. of New York, Inc. from 2000 to 2003 as Assistant Controller, where his responsibilities included accounting operations, and rate case and regulatory proceeding administration in New York, New Jersey, and Pennsylvania. Mr. Marino was also employed by Orange and Rockland Utilities, Inc. from 1987 to 1999 (acquired by Consolidated Edison Co.), where he was responsible for regulatory affairs, accounting, safety, environmental services, and security operations. Mr. Marino holds a Bachelor of Science degree in Accounting from the State University of New York at Plattsburgh, and a Master in Business Administration degree in Finance from Fairleigh Dickinson University. He is certified as a CPA by the state of New Jersey.

William P. Marsan joined IPALCO and IPL in October, 2005 from the Washington office of Troutman Sanders LLP, where he was a partner in the energy practice since 2002 and an Associate from 1996 through 2001. Mr. Marsan is responsible for all legal activities for the company, as well as for safety and security functions. Mr. Marsan's other legal experience includes work as a criminal and civil litigator, as well as counsel to a member of the U.S. House of Representatives. He also served in the U.S. Navy Judge Advocate General's Corps. Mr. Marsan received his Bachelor of Arts degree from Boston College, and his J.D. from George Washington University School of Law.

Kenneth J. Uva joined the IPALCO Board of Directors in April, 2003. Mr. Uva is a Vice President of CT Corporation System, and has been employed by CT Corporation System since January, 1976 in various capacities. Mr. Uva serves on the IPALCO Board as an independent director, as such term is defined in IPALCO's Articles of Incorporation and the Indenture for its Senior Secured Notes. Mr. Uva received his Bachelor of Arts from Adelphi University and his J.D. from Fordham Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

IPALCO does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Code of Ethics

IPL's Code of Business Conduct and Ethics ("Code of Conduct") has been adopted by the IPL Board of Directors. The Code of Conduct is intended to govern the actions of everyone who works at IPL as a requirement of employment. Any person may obtain a copy of the Code of Conduct without charge by making a written request to: Corporate Secretary, IPALCO Enterprises, Inc., One Monument Circle, Indianapolis, IN 46204.

Nomination of Directors

IPALCO Enterprises, Inc. is a wholly-owned subsidiary of AES, and as a result, there are no formal procedures for security holders to recommend nominees to the Board of Directors.

Committees of the Board; Financial Expert

There are no committees of the Board of Directors. No member of the IPALCO Board of Directors qualifies as a "financial expert." IPALCO is not required to have a financial expert since it does not have any securities listed on a national securities exchange.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Background

IPALCO Enterprises, Inc. ("IPALCO") is a wholly-owned subsidiary of The AES Corporation ("AES"), and Indianapolis Power & Light Company ("IPL") is the primary operating subsidiary of IPALCO. This compensation discussion and analysis on behalf of IPALCO as registrant includes significant discussion of compensation and benefit plans of AES since IPALCO's Chief Executive Officer, Chief Financial Officer and the three other executive officers named in the Summary Compensation Table (the "named executive officers") participate in many AES compensation and benefit plans. The IPALCO Board of Directors believes that the AES benefit plans in which our named executive officers participate are appropriately market based and designed for recruitment and retention of executive talent.

The named executive officers of IPALCO are all executive officers of IPL, and much of the named executive officer compensation focuses on performance at the IPL level as discussed herein. The compensation for the named executive officers also reflects the fact that Ms. Murtlow is also an officer of AES and Messrs. Corwell and Sadtler participate in the IPL Defined Benefit Pension Plan, as more fully described herein.

Frank Marino, our Chief Financial Officer, served as Vice President and Chief Financial Officer until March, 2007, when he was named Senior Vice President and Chief Financial Officer. Mr. Marino's compensation for 2006 reflected in this Form 10K/A reflects compensation as a Vice President prior to his appointment as Senior Vice President.

Executive Compensation

The IPL Board of Directors has delegated to the Chairman the responsibility of designing and reviewing the compensation for the Chief Executive Officer, and has delegated to the Chairman and the Chief Executive Officer the responsibility of designing, reviewing and administering compensation for the other officers of IPL, including the named executive officers other than the CEO. The Chairman and Chief Executive Officer, with assistance from internal human resource and compensation professionals, form the Executive Compensation Review Team (the "Executive Compensation Review Team"). Awards of long-term compensation made to the named executive officers are made by the Compensation Committee of the Board of Directors of AES (the "AES Compensation Committee") based upon the recommendations of the Executive Compensation Review Team.

IPL's operating philosophy is to achieve top industry performance in the United States by focusing on performance in seven key areas:

    safety
    the environment
    customer service
    reliability (production and delivery)
    financial performance (retail rates and shareholder value)
    employee engagement; and
    community leadership

We balance these key areas in a way and to a degree necessary to ensure a sustainable level of excellence in all these areas simultaneously as compared to our peers. We monitor our performance in these areas, and where practical and meaningful, compare performance to peer utilities.

IPL's Executive Compensation Plan ("Plan") is designed to link executive compensation to the achievement of our top industry performance objective, as well as to our financial performance objectives. It is also designed to attract the highest caliber people and to retain and motivate them. The Plan is comprised of the following components:

    base salary;
    cash-based, short-term compensation under The AES Corporation Performance Incentive Plan for the CEO, and the IPL Performance Incentive Plan for the other named executive officers;
    cash-based, medium-term incentives under the AES 2003 Long-Term Compensation Plan ("AES LTC Plan") in the form of performance units; and
    equity-based, long-term incentives under the AES LTC Plan in the form of restricted stock units and stock options.

Our Plan is structured so that the executives of IPL, including the named executive officers, who have the greatest influence over our performance, are awarded and paid compensation that reflects individual, IPL and AES performance. The Plan is also designed to ensure that compensation awards vest in a manner that rewards consistency in performance over time. We believe that our Plan, as currently structured, is consistent with and achieves our operational and financial performance objectives. However, our philosophy and our Plan may evolve over time in response to factors such as market conditions, legal requirements or other factors, including subjective factors not currently known to us.

Compensation Peer Group

Each executive position in the Plan is benchmarked to executives holding comparable positions in the peer group of companies (the "Peer Group"). The companies in the Peer Group have executives with backgrounds relevant to our business. The Peer Group for our 2006 compensation was comprised of over 70 companies including, among others: Allegheny Energy, Inc.; Ameren Corporation; Calpine Corporation; Cinergy Corporation; CMS Generation Co.; Duke Energy; Dynegy, Inc.; Edison Mission Energy; Exelon Power, LLC; FPL Energy, LLC; Kansas City Power & Light; LG&E Energy LLC; Mirant Corporation; NRG Energy, Inc.; Oklahoma Gas & Electric Co.; PG&E Corporation; Progress Energy, Inc.; Public Service Enterprise Group, Inc.; Reliant Energy, Inc.; Southern Company; TXU Corporation; and Xcel Energy, Inc.

The Executive Compensation Review Team made comparisons with similarly-situated executives in Peer Group companies based upon criteria such as type of position, business unit, career level, revenue level and company size. The Plan is designed to target energy industry market data for industry specific positions to ensure that we remain competitive in the markets where we compete for executive talent. Although much of this analysis is based upon market data that provides an objective basis to evaluate our compensation policies, some adjustments are made based on subjective factors such as our views about the external market place, the degree of difficulty of a particular assignment, the individual's experience, the tenure of the individual in the role, the specific scope of their responsibilities, and the individual's future potential.

Compensation Components for the Named Executive Officers

Base Salary

Base salaries for our named executive officers are generally at or below the median of the survey data of the Peer Group. Base salaries reflect current practices within a named executive officer's specific market among executives holding similar positions in the Peer Group. In addition to these factors, the base salary for a named executive officer could be higher or lower, depending on a number of more subjective factors, including the executive's experience, the executive's sustained performance, the scope of the executive's specific responsibilities, the need to retain key individuals, recognition of roles that are larger in scope or accountability than standard market positions, and market/competitive differences based upon a specific location.

The base salary amounts paid to our named executive officers in 2006 are contained in the "Salary" column of the Summary Compensation Table on page 18 of this Form 10K/A.

Short-Term Compensation - AES Performance Incentive Plan

Ms. Murtlow's short-term cash compensation is awarded under the terms of The AES Corporation Performance Incentive Plan (the "AES Performance Incentive Plan"), which is available to US-based employees of AES. The AES Compensation Committee's specific objectives with the AES Performance Incentive Plan are to promote the attainment of significant business objectives of AES; encourage and reward management teamwork across AES; and assist in the attraction and retention of employees vital to its success.

For Ms. Murtlow, the AES Performance Incentive Plan links annual cash incentive payments to performance based on factors that are drivers of success for AES and IPL - including individual, operational, safety, and financial goals - and also reflect annual incentives paid by companies for comparable positions. Other considerations include an executive's leadership skills, the difficulty of his or her assignments, and the prospects for retaining the named executive officer. These awards are not guaranteed.

The target annual cash incentive award for Ms. Murtlow is 50% of base salary. The award paid in a previous year is not a factor in determining the current year award. Because the amount of the award actually paid is based on the attainment of AES, IPL and individual performance goals, the AES Performance Incentive Plan payment for Ms. Murtlow could be zero or as much as twice the target payment. For 2006, 50% of Ms. Murtlow's award was based on the following performance goals of AES:

• 40 percent on meeting cash flow targets

• 25 percent on meeting performance improvement and cost reduction targets

• 25 percent on achieving individual objectives

• 10 percent on safety performance

The remaining 50% of Ms. Murtlow's award was based on the performance goals of IPL as discussed under "Short-Term Compensation - IPL Performance Incentive Plan" and "2006 IPL Performance Incentive Plan Awards" below. If these performance goals of AES and IPL are not fully achieved at year end, the annual awards are paid according to the percentage of the goals that were met. If threshold performance goals are not met, no payment is made. Performance goals may also be exceeded at AES or IPL, which could make the payment under the annual award higher than the target. The AES Compensation Committee has the discretion to reduce the amount of any annual award if it concludes that a reduction is necessary or appropriate. The Compensation Committee cannot increase the amount of any award intended to be performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").

The level of each AES performance goal is confidential, has not been publicly disclosed, and the AES Compensation Committee has determined that disclosure of the levels of such goals would cause competitive harm to AES. When the AES Compensation Committee set performance goals, it intended for performance at target to be a challenging, but attainable, goal. The AES Compensation Committee also believed, at the time the performance goals were set, that performance at a level above the target was achievable but a stretch goal.

The threshold, target and maximum pay-out levels of the AES Performance Incentive Plan award for Ms. Murtlow is shown in the "Estimated Future Payouts Under Non-Equity Incentive Plan Awards" columns of the Grants of Plan-Based Awards Table on page 20 of this Form 10K/A.

2006 AES Performance Incentive Plan Awards

For 2006, AES performance on cash flow targets was above the target performance level for the AES Performance Incentive Plan. Specifically, 120% of the 2006 cash flow target was met.

AES performance on performance improvement and cost reductions was below the target performance level for the AES Performance Incentive Plan. Specifically, 90% of the 2006 performance improvement and cost reduction target was met.

AES performance on safety met the minimum threshold, but was below the target performance level for such measure. Specifically, 80% of the 2006 safety target was met.

Please see the discussion under "2006 IPL Performance Incentive Plan Awards" for a discussion of IPL performance compared to targets.

Considering these performance results as compared to performance targets, Ms. Murtlow received a bonus of 103% of the 2006 target amount, when performance of her personal objectives was considered.

The AES Performance Incentive Plan award paid out to Ms. Murtlow is set forth in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table on page 18 of this Form 10K/A.

Short-Term Compensation- IPL Performance Incentive Plan

The Plan provides the named executive officers, other than the CEO, with an annual cash incentive to reward short-term performance. The Executive Compensation Review Team's specific objectives are to promote the attainment of IPL's significant business objectives, encourage and reward management teamwork across IPL and AES, and assist in the attraction and retention of executives vital to our success. Ms. Murtlow receives her annual cash incentive award under the AES Performance Incentive Plan, as discussed above; however 50% of her award under that plan is based on the performance goals of IPL discussed in this section.

The IPL Performance Incentive Plan links annual cash incentive payments to performance based on factors that are drivers of IPL's success - including individual, operational, safety, leadership, and financial goals - and also reflect annual incentives paid by companies for comparable positions. Other considerations include an executive's leadership skills, the difficulty of his or her assignments, and the prospects for retaining the named executive officer. These awards are not guaranteed. The IPL Performance Incentive Plan uses a written matrix to determine awards and payouts, but is not otherwise a formal, written plan. While the named executive officers are eligible to participate in the AES Performance Incentive Plan, annual cash incentive payments have been awarded under the IPL Performance Incentive Plan rather than under that parent company incentive plan, with the exception of the CEO whose annual cash incentive is determined in accordance with the AES Performance Incentive Plan as described above.

The target short-term award is 25% of base salary for the named executive officers, other than the CEO. There is no minimum payout. The extent to which awards are payable depends upon performance against goals established in the first quarter of the fiscal year regarding financial targets, non-financial and environmental targets, leadership objectives, and safety performance. The difficulty in achieving these goals and performance in handling unexpected events are also considered.

The award paid in a previous year is not a factor in determining the current year award. Because the amount of the award actually paid is based on performance against company and individual performance goals, the short-term compensation payment for a specific named executive officer could be zero or as much as twice the target payment. The target is set at the midpoint of the applicable range. For 2006, performance awards for named executive officers responsible for technical operations, including Ms. Murtlow, Messrs. Sadtler and Talbot, were based on the following areas and weightings:

• 25 percent on IPL financial performance

• 25 percent on IPL non-financial performance

• 25 percent on leadership

• 25 percent on IPL safety performance

Performance awards for named executive officers responsible for shared services (such as financial services, and corporate affairs) were based on the following performance areas and weightings:

• 30 percent on IPL financial performance

• 30 percent on IPL non-financial performance

• 30 percent on leadership

• 10 percent on IPL safety performance

Performance against goals in each of these areas is assessed at the conclusion of the year. The annual awards are paid accordingly. There is no minimum guaranteed payment. Performance goals may also be exceeded, which could make the payment under the annual award higher than the target. The Executive Compensation Review Team has the discretion to reduce or increase the amount of any annual award if it concludes that an adjustment is necessary or appropriate.

The level of each performance goal is confidential, has not been publicly disclosed and the Board of Directors of IPALCO has determined that disclosure of the levels of such goals would cause competitive harm to IPALCO. When the Executive Compensation Review Team sets performance goals, it intends them to be challenging, but attainable. The Executive Compensation Review Team also believed, at the time the performance goals were set, that performance at a level above the target was achievable but a stretch goal. The threshold, target and maximum pay-out levels of the IPL Performance Incentive Plan awards for each named executive officer are shown in the "Estimated Future Payouts Under Non-Equity Incentive Plan Awards" columns of the Grants of Plan-Based Awards Table on page 20 of this Form 10K/A.

2006 IPL Performance Incentive Plan Awards

Our performance against 2006 targets was mixed. For 2006, we met our goal for cash contribution to our shareholder and also achieved 90-95% of our other financial goals. Shortfalls were due primarily to lower revenues resulting from external events such as unfavorable weather and lower than expected demand for electricity. We also achieved approximately 97% of our budgeted cost goal.

Our performance in non-financial areas was also mixed. Performance goals for customer satisfaction and call center performance were met, while actual reliability performance in both generation and power delivery did not meet our target, in part due to an unusually active storm season. Environmental performance was better than target. Community leadership was excellent as indicated by a substantial improvement in our local opinion leader survey results. Our performance on safety did not meet the target performance level for such measure but improved significantly year-on-year.

Considering these performance results as compared to performance targets, the performance of specific groups within IPL, and individual leadership, the named executive officers, other than the CEO, received an average cash payment under the IPL Performance Incentive Plan of target 133% of the 2006 amount.

The IPL Performance Incentive Plan awards paid out to the named executive officers for 2006 performance (paid in 2007) are set forth in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table on page 18 of this Form 10K/A.

2003 AES Long-Term Compensation Plan

All non-union IPL employees, including the named executive officers, are eligible for grants under the AES LTC Plan. In 2006, approximately 280 IPL employees received awards under the AES LTC Plan. The total value of long-term compensation awards for the named executive officers is recommended by the Executive Compensation Review Team, for approval by the AES Compensation Committee. The policy under the AES LTC Plan is to grant awards of long-term compensation during the first quarter of each year at the AES Compensation Committee's first regularly scheduled meeting of the year.

The target long-term compensation award is 150% of base salary for the IPL CEO, and 65% for the other named executive officers. There is no minimum payout.

Cash and equity-based awards under the AES LTC Plan link individual compensation with individual or personal performance and future potential, and AES performance. In addition, long-term compensation is intended to be a retention tool for high potential individuals with a demonstrated track record of solid or exemplary performance. For 2006, the Plan included the following mix of long term incentive awards under the AES LTC Plan: cash-based Performance Units ("PUs"), Restricted Stock Units ("RSUs") and Stock Options ("Options"):

• 50% in the form of PUs;

• 25% in the form of RSUs; and

• 25% in the form of nonqualified Options.

The AES Compensation Committee has the discretion to amend the terms of any AES LTC Plan award after it has been awarded, but not if such amendment would impair the rights of the holder of the award.

The AES LTC Plan is designed to strike a balance between the objectives of market value creation at the AES level and underlying economic performance by allocating 50% of AES LTC Plan awards in awards which settle in AES stock (RSUs and Options) and 50% of AES LTC Plan awards in awards which settle in cash (PUs).

2006 LTC Awards

Information regarding the amounts and values of the 2006 AES LTC Plan awards is contained in the Summary Compensation Table and the Grants of Plan-Based Awards Table on pages 18 and 20 of this Form 10K/A. A description of the terms of the awards is contained in "Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table" beginning on page 22 of this Form 10K/A.

Performance Units (PUs)

PUs are performance-based awards that reward efficient generation of cash measured at the AES level over a rolling three-year period. AES uses a cash generation metric to measure net cash generated at AES by increasing revenue, reducing costs, and improving productivity, which is considered a significant source of stockholder value creation for AES, and which directly links compensation with the performance of AES as a whole during the measurement period. The payment made under each PU depends upon the level of the PU's cash generation metric achieved over the three year measurement period.

Since PUs have a three-year performance period, the PUs granted in 2006 have a measurement period ending in 2008 and will be paid in 2009. The PU payments made in 2007 for the 2004-2006 performance period were made under PUs granted in 2004.

The following table illustrates possible payouts under the PUs granted in 2006 to the named executive officers, assuming these PUs fully vest. If less than 90% of the AES cash generation metric (the "Cash Value Added" or "CVA") is achieved for the three year measurement period, no payments will be made under these PUs. If CVA levels are achieved at the 90% level, each PU has a value of $0.50; if CVA levels are achieved at greater than 90% and less than 100% of the CVA target, or greater than 100% and less than 120% of the CVA target, the PU payout will be determined based on a straight-line interpolation, subject to a maximum value of $2.00 per unit. There is no increase in PU payments above the maximum value per unit if the CVA level is above 120%.

VALUE OF PERFORMANCE UNITS BASED ON 2006 CASH VALUE ADDED TARGET

                                    Below 90%
                                       of                                Equal to 100% of    Equal or greater than
        Name & Principal           Performance        Equal to 90%          Performance       120% of Performance
            Position                 Target       Performance Target          Target                Target
-------------------------------------------------------------------------------------------------------------------
Ann D. Murtlow, CEO and President      $0       $181,250               $362,500             $725,000
                                                (362,500 units x       (362,500 units x     (362,500 units x
                                                $0.50)                 $1.00)               $2.00)

Frank P. Marino, SVP & CFO             $0       $13,750                $27,500              $55,000
                                                (27,500 units x        (27,500 units x      (27,500 units x
                                                $0.50)                 $1.00)               $2.00)

Stephen R. Corwell,                    $0       $48,563                $97,125              $194,250
  SVP, Corporate Affairs of IPL                 (97,125 units x        (97,125 units x      (97,125 units x
                                                $0.50)                 $1.00)               $2.00)

James A. Sadtler,                      $0       $38,500                $77,000              $154,000
  SVP, Technology and Performance               (77,000 units x        (77,000 units x      (77,000 units x
  of IPL                                        $0.50)                 $1.00)               $2.00)

Ronald E. Talbot,                      $0       $61,500                $123,000             $246,000
  SVP, Power Supply of IPL                      (123,00 units x        (123,000 units x     (123,000 units x
                                                $0.50)                 $1.00)               $2.00)

Although the targeted CVA during the specific three year performance period is determined at the time the PU is granted, pre-established adjustments may be made to the CVA target based on changes to AES' portfolio, such as an asset divestiture or sale of a portion of equity in a subsidiary. In addition, an external financial consultant is engaged by AES at the end of each year to assist AES management and the AES Compensation Committee in calculating CVA. The target level of CVA for the PUs granted in 2006 is confidential, has not been publicly disclosed, and the AES Compensation Committee has determined that disclosure of its target level would cause competitive harm to AES. At the time the AES Compensation Committee established the 2006 PU awards, the AES Compensation Committee intended for performance at the target level to be a challenging, but attainable, goal. PUs may also be granted to an executive officer at the time of hiring or promotion.

Payout of PU Awards Granted in 2004

The PUs granted in 2004 reached maturity at the end of 2006 and were paid to participants in March 2007. The payout was based on AES performance during the three-year period of 2004-2006. During that period, AES' performance against its CVA target was above the predetermined target. Therefore, payout of these units was at $1.1076 per unit, slightly above the initial value of 1.00 per unit.

The payment of the 2004 PU awards is reflected in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table on page 18 of this Form 10K/A.

Restricted Stock Units (RSUs)

A restricted stock unit represents the right to receive a single share of AES common stock or cash of equivalent fair market value. The RSUs granted to the named executive officers, other than Ms. Murtlow, in 2006 will vest in equal installments over a three year period commencing on the first anniversary of the grant date if Ms. Murtlow continues to be employed by IPL or AES on each such date. For Ms. Murtlow, who also serves as an officer of AES, the RSUs granted in 2006 will vest in equal installments over a three year period commencing on the first anniversary of the grant date if (i) the executive continues to be employed by IPL or AES on each such date; and (ii) (A) the total stockholder return ("TSR") of AES, measured by the appreciation in stock price and dividends paid, exceeds the TSR of the S&P 500 Index for the three-year vesting period, or (B) the TSR of AES is positive, the S&P 500 Index is positive, and the TSR of AES is within 5 percent of the TSR of the S&P 500 Index (subject to the AES Compensation Committee's discretion to choose that the RSUs should not vest in such circumstance). Once RSUs vest, a named executive officer must continue to hold the RSUs for an additional two years before the named executive officer receives stock or cash for the RSUs.

Payout of 2004 RSU Awards

For Ms. Murtlow, the first grant of RSU awards under the AES LTC Plan vested at the end of 2006 as AES' TSR exceeded the TSR of the S&P 500 over the 2004-2006 measurement period. AES' TSR was 133%, while the TSR of the S&P 500 Index was 28%. Payout of RSUs will be made as soon as administratively practicable in 2009.

For the other named executive officers, the first grant of RSU awards under the AES LTC Plan vested in three equal installments on February 4 of each of 2005, 2006 and 2007.

Vesting of the 2004 RSU awards is reflected in the Option Exercises and Stock Vested Table on page 28 of this Form 10K/A. Additional information regarding the awards is set forth in the Outstanding Equity Awards Table on page 25 and the Nonqualified Deferred Compensation Table (and its accompanying narrative) beginning on page 29 of this Form 10K/A.

Stock Options

An Option represents an individual's right to purchase shares of AES common stock at a fixed exercise price after the Option vests. An Option only has value if the AES stock price exceeds the exercise price of the stock option after it vests. Options vest in equal installments over a three year period commencing on the first anniversary of the date the Option is granted, provided that the named executive officer continues to be employed by IPL or AES on such date. Options may also be used in specific cases, such as in recruiting an executive, to attract high caliber people and upon hiring or promotion.

AES' policy is to grant Options at an exercise price equal to the fair market value of AES common stock (e.g., the closing market price) on the day of the AES Board meeting at which the recommendations of the AES Compensation Committee are approved. Options granted at the time of hire or promotion follow a policy to grant them at an exercise price equal to the fair market value on the grant date. All Options granted to the named executive officers in 2006 adhered to these policies. In connection with an internal accounting review of share-based long term compensation, AES reviewed its historical practices with respect to the award of share-based long term compensation and determined that, in some instances, the actual grant date of an award differed from the date the AES Compensation Committee authorized the award.  A more detailed discussion of this matter is contained in in the AES Form 10-K Annual Report for the Fiscal Year Ended December 31, 2006, under the caption "Share-based Compensation" beginning on page 9.

IPALCO accounts for the cost of Options in accordance with Financial Accounting Standards No. 123.  Historically, the Black-Scholes model was used to determine the value of stock options. In 2006, it was determined that a forward looking market approach is the most appropriate method for determining the volatility used in the Black-Scholes calculation. The same value is also used for financial accounting purposes under Financial Accounting Standards No. 123R.

Perquisites and other Benefits

Consistent with the Plan's objectives, executive officers (including the named executive officers) participate in company-sponsored and/or AES-sponsored health or welfare benefit and retirement programs to the same extent as other IPL employees, other than the AES Restoration Supplemental Retirement Plan and the AES Supplemental Retirement Plan. The AES Restoration Supplemental Retirement Plan provides supplemental retirement benefits to our eligible named executive officers to make up for the fact that participant and company contributions under our 401(k) retirement plan are limited due to restrictions imposed by the Code. Additional information regarding the AES Restoration Supplemental Retirement Plan and the AES Supplemental Retirement Plan is contained in "Narrative Disclosure Relating to the Nonqualified Deferred Compensation Table" beginning on page 30 of this Form 10K/A.

The Plan generally does not rely on perquisites to achieve its objectives and no additional amounts are reflected in the Summary Compensation Table for any perquisites to the named executive officers.

Severance and Change in Control Arrangements

The AES Corporation Severance Plan

The AES Corporation Severance Plan (the "Severance Plan") provides Ms. Murtlow with benefits in the event her employment is involuntarily terminated under certain circumstances. In such cases, Ms. Murtlow is entitled to, among other payments and benefits, one year's annual base salary. An action by AES would be required for Ms. Murtlow to be involuntarily terminated under the Severance Plan. Additionally, Ms. Murtlow is entitled to severance benefits in the event of a change in control of AES if she is involuntarily terminated (as defined in the Severance Plan) within a two year period following such a change in control of AES. business To protect our interests, the Severance Plan further provides that no payments or benefits will be made thereunder until the terminated employee executes a written release of claims against AES and its related parties. At the discretion of AES, such release may also contain such non-competition, non- solicitation and non-disclosure provisions as it may consider necessary or appropriate.

Vesting of Awards Upon Change in Control

Consistent with the AES stockholder-approved AES LTC Plan, the AES Compensation Committee determined to include change in control provisions in each of the PU, RSU and Option award agreements. Upon a "change in control" of AES as defined in the AES LTC Plan, the unvested portion of the PUs, RSUs, and Options will vest. The purpose of this accelerated vesting is to ensure that AES and its affiliates retain their key executives prior to and up to the change in control of AES.

More information about the vesting of awards upon a change in control is contained in "Potential Payments Upon Termination and Change in Control of AES" beginning on page 34 of this Form 10K/A.

Tax Deductibility of Pay

The AES Compensation Committee has considered the impact of the applicable tax laws with respect to compensation paid under AES plans in which the named executive officers participate. In certain instances, applicable tax laws impose potential penalties on such compensation and/or result in a loss of deduction to AES for such compensation.

Section 409A

Participation in, and compensation paid under, the plans, arrangements and agreements discussed in this Form 10K/A may, in certain instances, result in the deferral of compensation that is subject to the requirements of Section 409A of the Code. Generally, to the extent that the AES plans, arrangements and agreements fail to meet certain requirements under Section 409A of the Code, compensation earned thereunder may be subject to immediate taxation and tax penalties. AES intends for its plans, arrangements and agreements to be structured and administered in a manner that complies with Section 409A of the Code.

Section 162(m)

With certain exceptions, Section 162(m) of the Code limits the deduction for compensation in excess of $1 million paid to certain covered employees (generally the AES Chief Executive Officer and the four next highest-paid AES executive officers). Compensation paid to covered employees is not subject to the deduction limitation if it is considered "qualified performance-based compensation" within the meaning of Section 162(m) of the Code. While the AES Compensation Committee considers the tax impact of any compensation arrangement, the AES Compensation Committee evaluates such impact in light of its overall compensation objectives. Accordingly, the AES Compensation Committee may approve non-deductible compensation if it believes it is in the best interests of the AES stockholders. Additionally, if any provision of a plan or award that is intended to be performance-based under Section 162(m) of the Code, is later found to not satisfy the conditions of Section 162(m), the ability to deduct such compensation may be limited.

REPORT OF THE BOARD OF DIRECTORS

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with IPL's management and, based on this review and discussion, recommended that it be included in the Form 10K/A to be filed by IPALCO for the year ended December 31, 2006.

The Board of Directors of IPALCO Enterprises, Inc.

David Gee

Richard Santoroski

Ann D. Murtlow

Stephen R. Corwell

Ronald E. Talbot

Kenneth J. Uva

Summary Compensation Table (2006)

The following Summary Compensation Table sets forth information concerning the compensation paid to the named executive officers during our fiscal year ended December 31, 2006.

       Name & Principal                                            Stock         Option
           Position                Year       Salary ($)(2)    Awards($)(2)   Awards($)(3)
-------------------------------------------------------------------------------------------
Ann D. Murtlow, CEO and
   President                       2006          368,818             162,080       141,079

Frank P. Marino, SVP and CFO       2006          179,235               6,222         4,924

Stephen R. Corwell,
   SVP, Corporate Affairs          2006          189,715              37,649        32,970

James A. Sadtler,
   SVP, Technology and Perform     2006          186,165              33,471        28,885

Ronald E. Talbot,
   SVP, Power Supply               2006          210,214              48,880        41,093

**Continued below**
                                                                 Change in
                                                Non-Equity     Pension Value
                                                Incentive     & Non-Qualified
                                                   Plan          Deferred      All Other
       Name & Principal                        Compensation    Compensation   Compensation
           Position                Year           ($)(4)      Earnings($)(5)     ($)(6)      Total($)
--------------------------------------------------------------------------------------------------------
Ann D. Murtlow, CEO and
   President                       2006          530,479                   -        67,520    1,269,976

Frank P. Marino, SVP and CFO       2006           65,138                   -        25,716      281,235

Stephen R. Corwell,
   SVP, Corporate Affairs          2006          135,769              94,520         7,589      498,212

James A. Sadtler,
   SVP, Technology and Perform     2006          144,004             136,721         7,447      536,713

Ronald E. Talbot,
   SVP, Power Supply               2006          155,992                   -        33,462      489,641

_____________________

(1) The base salary earned by each executive during fiscal year 2006.

(2) These amounts relate to Restricted Stock Units (RSUs) granted in 2006 and prior years. The values set forth in this column are based on the amounts recognized for financial statement purposes in 2006 computed in accordance with FAS 123R (disregarding any estimates of forfeitures related to service-based vesting conditions). A discussion of the relevant assumptions made in the evaluation may be found in Note 15 (Share-Based Compensation) to the Consolidated Financial Statements contained in the Form 10-K Annual Report of The AES Corporation for the year ended December 31, 2006 (the "AES Form 10-K").

(3) These amounts relate to Options granted in 2006 and prior years. The values set forth in this column are based on the amounts recognized for financial statement reporting purposes in 2006 computed in accordance with FAS 123R (disregarding any estimates of forfeitures related to service-based vesting conditions). A discussion of the relevant assumptions made in the evaluation may be found in Note 15 (Share-Based Compensation) to the Consolidated Financial Statements contained in the AES Form 10-K.

(4) The value of all non-equity incentive plan awards earned during the 2006 fiscal year and paid during the first quarter of 2007, which includes awards earned under the AES Performance Incentive Plan for Ms. Murtlow and the IPL Performance Incentive Plan (our annual cash incentive plan) for the other named executive officers, and awards earned for the three year performance period ending December 31, 2006 for the cash-based Performance Units (PUs) granted under the AES LTC Plan. The following chart shows the breakdown of awards under these plans for each executive:

                           2006 Annual
                               Cash
                            Incentive        2004-2006
          Name            Plan Award ($)  Performance ($)
------------------------- --------------  ---------------
Ann D. Murtlow                  191,000          339,479
Frank P. Marino                  65,138                -
Stephen R. Corwell               58,237           77,532
James A. Sadtler                 65,918           78,086
Ronald E. Talbot                 68,492           87,500

(5) Messrs. Corwell and Sadtler participate in the IPL Employees' Retirement Plan, a defined benefit pension plan. The amounts in this column relate to the change in the present value of the benefits under this plan. The other named executive officers do not participate in a defined benefit pension plan. Although our executives are eligible to participate in nonqualified deferred compensation plans, the plans do not provide any above market and/or preferential earnings on deferred compensation. Therefore, no amounts are reportable in this column for that purpose. Aggregate earnings on deferred compensation are reported in the Nonqualified Deferred Compensation Table on page 29 of this Form 10K/A. A description of the valuation method and material assumptions applied in quantifying the present value of the accrued benefits set forth in the Pension Benefits Table may be found in Note 9 to the IPL Consolidated Financial Statements included in IPALCO's Form 10-K for the year ended December 31, 2006.

(6) Other forms of compensation include contributions to qualified and nonqualified defined contribution retirement plans. The following chart shows the value of our contributions to qualified and non-qualified defined contribution plans for each named executive as follows:

                                                          Profit
                                                         Sharing
                                                        Portion of
                   AES 401k Plan IPL Thrift  AES RSRP    AES 401k
       Name             ($)       Plan ($)     ($)       Plan ($)
------------------ ------------- ---------- ---------- ------------
Ann D. Murtlow            9,172          -     40,848       17,500
Frank P. Marino          10,273          -          -       15,443
Stephen R. Corwell            -      7,589          -            -
James A. Sadtler              -      7,447          -            -
Ronald E. Talbot         11,000          -      4,468       17,994

Grants of Plan-Based Awards (2006)

The following table contains information concerning each grant of an award made in 2006 to the named executive officers.

                                                                                            Grant Date
                            Estimated Future Payouts Under      Estimated Future Payouts Under   Fair Value
                            Non-Equity Incentive Plan Awards(1) Equity Incentive Plan Awards(2)   of Stock
                            ----------------------------------- -------------------------------  and Option
                     Grant   Threshold     Target     Maximum   Threshold*  Target    Maximum    Awards (3)
       Name          Date       ($)         ($)         ($)        (#)        (#)       (#)          ($)
--------------------------------------------------------------- ----------------------------------------------
Ann D. Murtlow                   92,502     185,005    370,011
                   24-Feb-06    181,250     362,500    725,000
                   24-Feb-06                                                  11,341    11,341        141,237

Frank P. Marino                  22,500      45,001     90,002
                   24-Feb-06     13,750      27,500     55,000
                   24-Feb-06

Stephen R. Corwell               23,821      47,642     95,285
                   24-Feb-06     48,563      97,125    194,250
                   24-Feb-06

James A. Sadtler                      -      46,753     93,506
                   24-Feb-06     38,500      77,000    154,000
                   24-Feb-06

Ronald E. Talbot                 26,395      52,790    105,581
                   24-Feb-06     61,500     123,000    246,000
                   24-Feb-06

*Column left blank intentionally

**Continued below**

                               Stock Awards: Option Awards:                  Fair Value
                                 Number of      Number of     Exercise or     of Stock
                                 Shares of     Securities     Base Price     and Option
                      Grant      Stock or      Underlying      of Option     Awards (3)
        Name           Date    Units (#)(3)    Options (#)   Awards ($/sh)      ($)
----------------------------------------------------------------------------------------
Ann D. Murtlow      24-Feb-06
                    24-Feb-06                        23,060          17.58      192,491

Frank P. Marino     24-Feb-06            782                                     12,572
                    24-Feb-06                         1,749          17.58       10,812

Stephen R. Corwell  24-Feb-06          2,762                                     44,405
                    24-Feb-06                         6,178          17.58       38,192

James A. Sadtler    24-Feb-06          2,190                                     35,208
                    24-Feb-06                         4,898          17.58       30,279

Ronald E. Talbot    24-Feb-06          3,498                                     56,237
                    24-Feb-06                         7,824          17.58       48,368

(1) Each named executive officer received two types of non-equity incentive plan awards in 2006: awards under the AES Performance Incentive Plan for Ms. Murtlow and awards under the IPL Performance Incentive Plan (the IPL cash incentive plan) for the other named executive officers; and Performance Units (PUs) awarded under the AES LTC Plan. Both awards are included in these columns. The first row of data for each named executive officer shows the threshold, target and maximum award under the AES or IPL Performance Incentive Plan, as applicable, and the second row shows the threshold, target and maximum award under the awarded PUs.

For the AES or IPL Performance Incentive Plan, the target award range is 50% of base salary for Ms.Murtlow and 25% for other named executive officers. The maximum award ranges from 50% to 80% of base salary depending on an individual's specific job responsibilities. The extent to which awards are payable depends upon performance against goals established in the first quarter of the fiscal year regarding financial targets, non-financial and environmental targets, leadership objectives and safety performance. The difficulty in achieving these goals is also considered. This award was paid in the first quarter of 2007.

For the PUs granted under the AES LTC Plan, the threshold, target and maximum amounts represent the number of units multiplied by their value of $1.00. The threshold number is 50% of the target number of units and the maximum number is 200% of the target number of units.

(2) The RSU for Ms. Murtlow vest based on two conditions, one of which is performance-based and another which is time based. The performance based condition is based on AES' total stockholder return as compared to the cumulative total return of the S&P 500 for the three year period ending December 31, 2008. Assuming this condition is met, the RSUs vest in three equal annual installments beginning one year from grant. There is no opportunity to earn more than the RSUs granted on February 24, 2006. If the performance-based condition is not achieved, all shares will be forfeited effective December 31, 2008. Upon vesting, settlement of RSUs is automatically deferred for a two-year period.

'(3) Each named executive officer received RSUs. The RSUs for the named executive officers other than Ms. Murtlow vest ratably over three years. Upon vesting, settlement of RSUs is automatically deferred for a two-year period.

(4) The grant date fair value amounts are calculated in accordance with FAS 123R for the Restricted Stock Units (RSUs) and Options awarded in 2006 (disregarding any estimates of forfeitures related to service based vesting conditions). A discussion of the relevant assumptions made in the evaluation may be found in Note 15 (Share-Based Compensation) to the Consolidated Financial Statements contained in the AES Form 10-K.

Narrative Disclosure Relating to the Summary Compensation Table

and the Grants of Plan-Based Awards Table

Employment Agreements

We have not entered into any employment agreements with any of our executive officers.

IPL Performance Incentive Plan

In the first quarter of 2007, we made cash payments to each of the named executive officers, other than the CEO, under the IPL Performance Incentive Plan for performance during 2006. Ms. Murtlow received a cash payment under the AES Performance Incentive Plan as discussed below. The amount paid to each executive is included in the amounts reported in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table for such executive and is identified in footnote 4 to that table.

The IPL Performance Incentive Plan provides annual cash incentives to key employees with significant responsibility for achieving performance goals critical to our success. The target cash incentive payment for each executive and the performance goals for the payment are established on an annual basis. Each of our named executive officers has a specific cash incentive target expressed as a percentage of his or her annual base salary. The target award is 25% of base salary for the named executive officers other than the CEO.

Payments made under the IPL Performance Incentive Plan are based upon the performance against goals established for the year and range from a minimum of 0 percent of the targeted cash payment to a maximum of 200 percent of that targeted cash payment. The threshold, target, and maximum cash incentive payments for 2006 performance for each of our named executive officers is contained in the "Estimated Future Payouts Under Non-Equity Incentive Plan" columns in the Grants of Plan-Based Awards Table. The named executive officers received an average payment under the IPL Performance Incentive Plan of 134% of the 2006 target amount.

AES Performance Incentive Plan

In the first quarter of 2007, we made a cash payment to Ms. Murtlow under the AES Performance Incentive Plan for performance during 2006. The amount paid to Ms. Murtlow is included in the amount reported in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table for Ms. Murtlow and is identified in footnote 4 to that table.

The AES Performance Incentive Plan provides annual cash incentives to key employees with significant responsibility for achieving performance goals critical to the success of AES, and as applied to Ms. Murtlow, achieving performance goals critical to the success of IPL. The target cash incentive payment and the performance goals for the payment are established on an annual basis. Ms. Murtlow has a specific cash incentive target of 50% of her annual base salary.

The actual cash payments made to Ms. Murtlow under the AES Performance Incentive Plan are based upon the realization of the AES and IPL performance goals established for the year and range from a threshold of 50 percent of the targeted cash payment to a maximum of 200 percent of that targeted cash payment. The threshold, target, and maximum cash incentive payments for 2006 performance for Ms. Murtlow is contained in the "Estimated Future Payouts Under Non- Equity Incentive Plan" columns in the Grants of Plan-Based Awards Table.

After the end of each year, the AES Compensation Committee determines the extent to which the performance goals and any other material terms for such year have been achieved. Payments are then made on the basis of the AES Compensation Committee's determination (it being the intention of AES to make such payments on or before March 15 of such calendar year in order to qualify for the short-term deferral exception under Section 409A of the Code).

The AES Compensation Committee determined that the AES and IPL performance goals for Ms. Murtlow for 2006 were satisfied and that she was entitled to receive the targeted amount for her under the AES Performance Incentive Plan.

2003 AES Long-Term Compensation Plan

The Summary Compensation Table and Grants of Plan-Based Awards Table include amounts relating to Performance Units (PUs), Restricted Stock Units (RSUs), and Stock Options (Options) granted under the AES LTC Plan.

Performance Units

The amount reported in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table for each executive includes amounts paid in the first quarter of 2007 for PUs awarded in 2004 and earned in 2006. The amount paid to each executive is set forth in footnote 4 to that table. The amounts paid were based on the realization of the Cash Value Added required by the 2004 PU awards for the three year period ended December 31, 2006.

Cash Value Added is the operating cash flow of AES' subsidiaries less a charge for capital used during the three year period, as determined by the AES Compensation Committee at the time a PU is granted. Adjustments to the Cash Value Added set forth in any PU may be made based on changes to AES' portfolio, such as an asset divestiture or sale of a portion of AES' equity interest in a subsidiary.

The PUs vest in equal installments over a three year period. The payments made with respect to PUs are based on the realization of the Cash Value Added set forth in the PU award. If the Cash Value Added is less than 90% of the performance target, no payment is made. If the Cash Value Added is 90 percent, each PU has a value of $0.50. If the Cash Value Added is greater than 90 percent and less than 100 percent, and greater than 100 percent and less than 120% of the performance target, the value of each PU is based upon straight-line interpolation, subject to a maximum value of $2.00 per PU.

During the three year period ended December 31, 2006, the Cash Value Added exceeded the target for Cash Value Added set forth in each executive's 2004 PUs. As a result, the payment made to each executive was $1.1076 per unit.

The Summary Compensation Table does not include any amounts payable in the future under Performance Units awarded in years after 2004.

Restricted Stock Units

The amount reported in the "Stock Awards" column of the Summary Compensation Table for each executive is based upon the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2006 of Restricted Stock Units (RSUs) held by the executive, including RSUs granted in prior years.

Each RSU is awarded pursuant to the terms of a restricted stock unit award agreement and represents the right to receive a single share of AES common stock. For Ms. Murtlow, who is also an officer of AES, each RSU award vests in equal installments on each anniversary of the award over a three year period if (1) she continues to be employed by IPL or AES on such date and (2) either (A) AES total stockholder return ("TSR") exceeds the TSR of the S&P 500 Index for the three year vesting period, or (B) AES TSR is positive, the S&P 500 Index is positive, and the AES TSR is within five percent of the TSR of the S&P 500 Index, in each case for the three year vesting period (provided that the AES Compensation Committee does not exercise the discretion it has in such circumstances to prevent the RSUs from vesting). For the other named executive officers, each RSU award vests in equal installments on each anniversary of the award over a three year period if the executive continues to be employed by IPL or AES on such date. Once RSUs are vested, the executive must continue holding them for an additional two years before they are paid out. The AES Compensation Committee has the discretion to direct the payment of the RSUs to be paid in cash, based on the fair market value of AES shares on the delivery date.

The grant date fair value of the RSUs awarded in 2006 is reported under the "Grant Date Fair Value of Awards" column of the Grants of Plan-Based Awards Table.

Options

The amount reported in the "Option Awards" column of the Summary Compensation Table for each executive is based upon the dollar amount recognized for financial reporting purposes for the year ended December 31, 2006 of Options held by the executive, including Options granted in prior years pursuant to the AES LTC Plan and prior plans.

Each Option is awarded pursuant to the terms of an option agreement and represents the right to purchase a share of AES common stock at a fixed exercise price after the Option vests. Each Option vests in equal installments on each anniversary of the award over a three year period, provided the executive continues to be employed by IPL or AES on that date.

Effect of Termination of Employment or Change in Control

The vesting of Performance Units, Restricted Stock Units, and Options and the ability of the named executive officers to exercise or receive payments under those awards are affected by a termination of their employment and by a change in control of AES. These events and the related payments and benefits are described in "Potential Payments Upon Termination or Change in Control of AES" beginning on page 34 of this Form 10K/A.

Outstanding Equity Awards at Fiscal Year-End (2006)

The following table contains information concerning all unexercised options, and stock awards granted to the named executive officers which have not vested and which were outstanding on December 31, 2006.

                                                    Option Awards
                   -----------------------------------------------------------------------------------
                                                    Equity Incentive
                                                      Plan Awards:
                       Number of       Number of        Number of
                      Securities      Securities       Securities
                      Underlying      Underlying       Underlying                           Option
                      Unexercised     Unexercised      Unexercised          Option        Expiration
                      Options (#)     Options (#)       Unearned           Exercise          Date
       Name           Exercisable    Unexercisable     Options (#)         Price ($)     (day/mo/year)
------------------ -----------------------------------------------------------------------------------
Ann D. Murtlow                 8,334                                               19.50      3 Dec 07
                               9,386                                              17.125      2 Feb 09
                               8,890                                               24.25      1 May 09
                              13,896                                              36.315      4 Feb 10
                               1,340                                             52.6875      3 Aug 10
                              18,429                                               55.61     31 Jan 11
                             118,345                                               13.19     25 Oct 11
                              75,128                                                2.83     12 Feb 13
                              10,245                                                2.83      1 May 13
                          15,317 (1)      7,659 (1)                                 8.97      4 Feb 14
                           5,082 (2)     10,162 (2)                                16.81     25 Feb 15
                                         23,060 (3)                                17.58     24 Feb 16

Frank P. Marino              236 (4)        472 (4)                                16.81     25 Feb 15
                                          1,749 (5)                                17.58     24 Feb 16

Stephen R. Corwell             4,000                                              30.625      1 Sep 09
                               2,286                                               55.61     31 Jan 11
                              12,916                                               13.19     25 Oct 11
                           3,498 (6)      1,749 (6)                                 8.97      4 Feb 14
                           1,278 (7)      2,555 (7)                                16.81     25 Feb 15
                                          6,178 (8)                                17.58     24 Feb 16

James A. Sadtler               6,945                                               45.42     27 Apr 08
                              11,575                                               35.44      3 Jan 15
                                          1,762 (9)                                 8.97      4 Feb 14
                          1,022 (10)     2,044 (10)                                16.81     25 Feb 15
                                         4,898 (11)                                17.58     24 Feb 16

Ronald E. Talbot          3,948 (12)     1,974 (12)                                 8.97      4 Feb 14
                          1,725 (13)     3,449 (13)                                16.81     25 Feb 15
                                         7,824 (14)                                17.58     24 Feb 16

**Continued Below**

                                                   Stock Awards*
                   ----------------------------------------------------------------------

                                                                       Equity Incentive
                                                    Equity Incentive     Plan Awards:
                                     Market Value     Plan Awards:        Market or
                       Number of     of Shares or       Number of       Payout Value of
                       Shares or       Units of     Unearned Shares,   Unearned Shares,
                    Units of Stock    Stock That     Units or Other     Units or Other
                     That Have Not     Have Not     Rights That Have   Rights That Have
       Name           Vested (#)      Vested ($)     Not Vested (#)     Not Vested ($)
------------------ ----------------------------------------------------------------------
Ann D. Murtlow            6,265 (15)       138,081         22,792 (16)           502,336

Frank P. Marino           1,104 (17)        24,332                  -                  -

Stephen R. Corwell        5,808 (18)       128,008                  -                  -

James A. Sadtler          4,896 (19)       107,908                  -                  -

Ronald E. Talbot          7,322 (20)       161,377                  -                  -

*Closing price of AES common stock on the last day of the fiscal year (December 29,
2006) was $22.04.

NOTES:

  Ms. Murtlow was granted 22,976 options on March 10, 2004, which vest ratably over three years. As of December 31, 2006, 15,317 were vested. All remaining 7,659 options vested on February 4, 2007.

  Ms. Murtlow was granted 15,244 options on February 25, 2005, which vest ratably over three years. As of December 31, 2006, 5,082 were vested. Of the remaining options, 5,081 vested on February 25, 2007, and 5,081 will vest on February 25, 2008.

  Ms. Murtlow was granted 23,060 options on February 24, 2006 which vest ratably over three years. As of December 31, 2006, all 23,060 were unvested. Of these options, 7,687 vested on February 24, 2007, 7,686 will vest on February 24, 2008, and 7,687 will vest on February 24, 2009.

  Mr. Marino was granted 708 options on March 21, 2005, which vest ratably over three years. As of December 31, 2006, 236 were vested. Of the remaining options, 236 vested on February 25, 2007, and 236 will vest on February 25, 2008.

  Mr. Marino was granted 1,749 options on February 24, 2006, which vest ratably over three years. As of December 31, 2006, all 1,749 were unvested. Of these options, 583 vested on February 24, 2007, 583 will vest on February 24, 2008, and 583 will vest on February 24, 2009.

  Mr. Corwell was granted 5,247 options on March 17, 2004, which vest ratably over three years. As of December 31, 2006, 3,498 were vested. All remaining 1,749 options vested on February 4, 2007.

  Mr. Corwell was granted 3,833 options on March 21, 2005, which vest ratably over three years. As of December 31, 2006, 1,278 were vested. Of the remaining options, 1,277 vested on February 25, 2007, and 1,278 will vest on February 25, 2008.

  Mr. Corwell was granted 6,178 options on February 24, 2006 which vest ratably over three years. As of December 31, 2006, all 6,178 were unvested. Of these options, 2,060 vested on February 24, 2007, 2,059 will vest on February 24, 2008, and 2,059 will vest on February 24, 2009.

  Mr. Sadtler was granted 5,285 options on March 17, 2004, which vest ratably over three years, and 1,762 of which were unexercised as of December 31, 2006. As of December 31, 2006, all 1,762 outstanding options were unvested. All remaining 1,762 options vested on February 4, 2007.

  Mr. Sadtler was granted 3,066 options on March 21, 2005, which vest ratably over three years. As of December 31, 2006, 1,022 were vested. Of the remaining options, 1,022 vested on February 25, 2007, and 1,022 will vest on February 25, 2008.

  Mr. Sadtler was granted 4,898 options on February 24, 2006 which vest ratably over three years. As of December 31, 2006, all 4,898 were unvested. Of these options, 1,633 vested on February 24, 2007, 1,632 will vest on February 24, 2008, and 1,633 will vest on February 24, 2009.

  Mr. Talbot was granted 5,922 options on March 17, 2004, which vest ratably over three years. As of December 31, 2006, 3,948 were vested. All remaining 1,974 options vested on February 4, 2007.

  Mr. Talbot was granted 5,174 options on March 21, 2005, which vest ratably over three years. As of December 31, 2006, 1,725 were vested. Of the remaining options, 1,724 vested on February 25, 2007, and 1,725 will vest on February 25, 2008.

  Mr. Talbot was granted 7,824 options on February 24, 2006 which vest ratably over three years. As of December 31, 2006, all 7,824 were unvested. Of these options, 2,608 vested on February 24, 2007, 2,608 will vest on February 24, 2008, and 2,608 will vest on February 24, 2009.

  Ms. Murtlow was granted 18,793 RSUs on March 10, 2004. The RSUs vest based on two conditions. The first is based on AES total stockholder return for the three-year period ending December 31, 2006. Assuming the first condition is met, the RSUs vest in three equal annual installments beginning one year from grant. On December 31, 2006, the performance condition was achieved and Ms. Murtlow vested in the two-thirds of the award (12,528) for which she had achieved the service-based vesting criteria. The remaining one-third of the award (6,265) that remained unvested at December 31, 2006 became vested on February 4, 2007.

  Ms. Murtlow was granted 11,451 RSUs on February 25, 2005 and 11,341 RSUs on February 24, 2006. For both awards, the RSUs vest based on two conditions. The first is based on AES total stockholder return for the three-year period beginning January 1st in the year the RSUs are granted. Assuming the first condition is met, the RSUs vest in three equal annual installments beginning one year from grant. As of December 31, 2006, the entire amount of both the February 25, 2005 grant and the February 24, 2006 grant are unvested and therefore are included in this column.

  Mr. Marino was granted 483 RSUs on March 21, 2005. The grant vests ratably over three years. As of December 31, 2006, 322 RSUs were unvested, of which 161 vested on February 25, 2007, and the remaining 161 will vest on February 25, 2008.

  Mr. Marino was granted 782 RSUs on February 24, 2006. The grants vest ratably over three years. As of December 31, 2006, the entire amount of the February 24, 2006 grant is unvested and therefore is included in this column.

  Mr. Corwell was granted 3,902 RSUs on March 17, 2004. The grant vests ratably over three years. As of December 31, 2006, 1,301 RSUs were unvested, all of which vested on February 4, 2007.

  Mr. Corwell was granted 2,617 RSUs on March 21, 2005. The grant vests ratably over three years. As of December 31, 2006, 1,745 RSUs were unvested, of which 872 vested on February 25, 2007, and the remaining 873 will vest on February 25, 2008.

  Mr. Corwell was granted 2,762 RSUs on February 24, 2006. The grants vest ratably over three years. As of December 31, 2006, the entire amount of the February 24, 2006 grant is unvested and therefore is included in this column.

  Mr. Sadtler was granted 3,930 RSUs on March 17, 2004. The grant vests ratably over three years. As of December 31, 2006, 1,310 RSUs were unvested, all of which vested on February 4, 2007.

  Mr. Sadtler was granted 2,094 RSUs on March 21, 2005. The grant vests ratably over three years. As of December 31, 2006, 1,396 RSUs were unvested, of which 698 vested on February 25, 2007, and the remaining 698 will vest on February 25, 2008.

  Mr. Sadtler was granted 2,190 RSUs on February 24, 2006. The grants vest ratably over three years. As of December 31, 2006, the entire amount of the February 24, 2006 grant is unvested and therefore is included in this column.

  Mr. Talbot was granted 4,404 RSUs on March 17, 2004. The grant vests ratably over three years. As of December 31, 2006, 1,468 RSUs were unvested, all of which vested on February 4, 2007.

  Mr. Talbot was granted 3,534 RSUs on March 21, 2005. The grant vests ratably over three years. As of December 31, 2006, 2,356 RSUs were unvested, of which 1,178 vested on February 25, 2007, and the remaining 1,178 will vest on February 25, 2008.

  Mr. Talbot was granted 3,498 RSUs on February 24, 2006. The grants vest ratably over three years. As of December 31, 2006, the entire amount of the February 24, 2006 grant is unvested and therefore is included in this column.

Option Exercises and Stock Vested (2006)

The following table contains information concerning each exercise of Options and the vesting of RSU awards by the named executive officers during 2006.

                             Option Awards                     Stock Awards
                    --------------------------------  ----------------------------------
                    Number of Shares                  Number of Shares
                       Acquired on    Value Realized     Acquired on     Value Realized
       Name           Exercise (#)    on Exercise ($)    Vesting (#)    on Vesting ($)(6
------------------- ----------------- --------------  ----------------- ----------------
Ann D. Murtlow                21,804        186,202           12,528(1)         276,117
Frank P. Marino                    -              -              161(2)           3,548
Stephen R. Corwell                 -              -            2,173(3)          47,893
James A. Sadtler              12,373         82,053            2,008(4)          44,256
Ronald E. Talbot                   -              -            2,646(5)          58,318

NOTES:

(1) Ms. Murtlow was granted 18,793 RSUs on February 4, 2004. The RSUs vest based on two conditions. The first is based on AES total stockholder return for the three-year period ending December 31, 2006. Assuming the first condition is met, the RSUs vest in three equal annual installments beginning one year from grant. On December 31, 2006, the performance condition was achieved and Ms. Murtlow vested in the two-thirds of the award (12,528) for which she had achieved the service-based vesting criteria.

(2) Mr. Marino was granted 483 RSUs on February 25, 2005. The grant vests ratably over three years. On February 25, 2006, 161 RSUs vested.

(3) The number of shares reported in this column is from two separate grants. Mr. Corwell was granted 3,902 RSUs on February 4, 2004, and 2,617 RSUs on February 25, 2005. The grants vest ratably over three years. On February 4, 2006, 1,301 RSUs granted in 2004 vested, and on February 25, 2006, 872 RSUs granted in 2005 vested.

(4) The number of shares reported in this column is from two separate grants. Mr. Sadtler was granted 3,930 RSUs on February 4, 2004, and 2,094 RSUs on February 25, 2005. The grants vest ratably over three years. On February 4, 2006, 1,310 RSUs granted in 2004 vested, and on February 25, 2006, 698 RSUs granted in 2005 vested.

(5) The number of shares reported in this column is from two separate grants. Mr. Talbot was granted 4,404 RSUs on February 4, 2004, and 3,534 RSUs on February 25, 2005. The grants vest ratably over three years. On February 4, 2006, 1,468 RSUs granted in 2004 vested, and on February 25, 2006, 1,178 RSUs granted in 2005 vested.

(6) Based on the closing price of AES common stock on the last day of the fiscal year (December 29, 2006) of $22.04.

Nonqualified Deferred Compensation

The following table contains information for the named executive officers for each of the plans that provides for the deferral of compensation that is not tax-qualified.

                      Executive         Registrant        Aggregate         Aggregate         Aggregate
                    Contributions    Contributions in  Earnings in Last    Withdrawals/    Balance at Last
       Name         Last FY ($)(1)    Last FY ($)(2)      FY ($)(3)     Distributions ($)     FYE ($)(4)
------------------------------------------------------------------------------------------------------------
Ann D. Murtlow              306,119            40,848            55,091                 -           524,637
Frank P. Marino              12,510                 -               447                 -            12,957
Stephen R. Corwell           47,893                 -                 -                 -            76,545
James A. Sadtler             44,256                 -                 -                 -            73,129
Ronald E. Talbot             58,318             4,468             5,717                 -           112,607

NOTES:

(1) Amounts in this column represent employee contributions to the AES Restoration Supplemental Retirement Plan and the mandatory deferral of RSUs that became vested during 2006. For Ann Murtlow, the RSUs vested based on two conditions. The first was based on AES total stockholder return for the three-year period ending December 31, 2006. Assuming the first condition is met, the RSUs vest in three equal annual installments beginning one year from grant. As of December 31, 2006, the total stockholder return condition was satisfied and two-thirds of the 2004 RSU grant to Ms. Murtlow became fully vested. For the other named executive officers, the RSUs vest ratably over three years. The following is a breakdown of amounts reported in this column:

                            Executive Contributions
                               to Restoration         Mandatory Deferral
                                 Supplemental           of RSUs Vesting
          Name                 Retirement Plan          in December 2006
-------------------------   ----------------------   ---------------------
Ann D. Murtlow                            $30,002                $276,117
Frank P. Marino                            $8,962                  $3,548
Stephen R. Corwell                              -                 $47,893
James A. Sadtler                                -                 $44,256
Ronald E. Talbot                                -                 $58,318

(2) Amounts in this column represent our contributions to the AES Restoration Supplemental Retirement Plan. The amounts reported in this column are included, along with other amounts as set forth in the corresponding footnote, in the amounts reported in the "All Other Compensation" column of the Summary Compensation Table.

(3) For all named executive officers other than Ms. Murtlow, amounts in this column represent investment earnings under the AES Restoration Supplemental Retirement Plan. For Ms. Murtlow, this column includes investment earnings under the AES Restoration Supplemental Retirement Plan of $20,191, and investment earnings under the AES Supplemental Retirement Plan of $34,900.

(4) Amounts in this column represent the balance of amounts in the AES Restoration Supplemental Retirement Plan, the mandatory deferral of RSUs, and for Ms. Murtlow also include the balance in the AES Supplemental Retirement Plan. A breakdown of amounts reported in this column is as follows:

                           Restoration Supplemental Supplemental Retirement
                               Retirement Plan          Retirement Plan        Fair Market Value
          Name               Account Balance ($)      Account Balance ($)     of Deferred RSUs ($)
-------------------------  -----------------------  ------------------------  --------------------
Ann D. Murtlow                            124,655                   123,865               276,117
Frank P. Marino                             9,409                         -                 3,548
Stephen R. Corwell                              -                         -                76,545
James A. Sadtler                                -                         -                73,129
Ronald E. Talbot                           21,934                         -                90,673

Narrative Disclosure Relating to the Nonqualified Deferred Compensation Table

The AES Corporation 2004 Restoration Supplemental Retirement Plan

Certain of IPL's officers and key management employees, including some of the named executive officers, participate in The AES Corporation 2004 Restoration Supplemental Retirement Plan (the "RSRP"). The RSRP is designed primarily to provide participants with supplemental retirement benefits to make up for the fact that participant and company contributions to The AES Corporation Profit Sharing and Stock Ownership Plan (the "AES 401K Plan") are limited by restrictions imposed by the Code.

Under the AES 401K Plan, eligible employees, including executive officers, can elect to defer a portion of their compensation into the AES 401K Plan, subject to certain statutory limitations imposed by the Code (such as the limitations imposed by Sections 402(g) and 401(a)(17) of the Code). IPL matches - dollar-for-dollar - the first five percent of compensation that an individual contributes to the AES 401K Plan.

Annually, AES may choose to make a discretionary retirement savings contribution (a "Profit Sharing Contribution") to all eligible participants, which contribution would be paid by IPL for the named executive officers. The Profit Sharing Contribution - made in the form of AES common stock - is allocated to individual participant accounts in relation to their compensation, subject to certain statutory limitations imposed by the Code (such as the limitations imposed by Sections 401(a)(17) and 415 of the Code).

Eligible officers and key management employees with base salaries that exceed $140,000 a year may participate in the RSRP. A participant in the RSRP may defer up to 50 percent of the participant's compensation (exclusive of bonus) and up to 80 percent of the participant's bonus compensation under the RSRP. If a participant makes elective deferrals under the RSRP, the participant's account will also be credited with a supplemental matching contribution. The amount of the supplemental matching contribution is equal to the matching contribution that IPL would have made under the 401K Plan (taking into account the participant's deferral election) if no Code limits applied, less the maximum company contribution available under the AES 401K Plan.

The RSRP also provides for a supplemental profit sharing contribution. The amount of the supplemental profit sharing contribution is equal to the difference between the Profit Sharing Contribution made on behalf of the participant under the AES 401K Plan and the Profit Sharing Contribution that would have been made on behalf of the participant under the AES 401K Plan if no Code limits applied.

Matching contributions and supplemental profit sharing contributions are deemed to have been made in AES common stock. Thereafter, a participant may chose to have different investment benchmarks apply to such deferred amounts, as described in greater detail below.

Participants in the RSRP may designate up to three separate deferral accounts, each of which may have a different distribution date and a different distribution option. A participant may elect to have distributions made in a lump sum payment or annually over a period of two to 15 years. All distributions are made in cash.

Earnings or losses are credited to the deferral accounts by the amount that would have been earned or lost if the amounts were invested in hypothetical investments designated by a participant from a list of hypothetical investments provided by the AES Compensation Committee. These benchmarks are functionally equivalent to the investments made available to all participants in the AES 401K Plan. A participant may change such designations at such times as are permitted by the AES Compensation Committee, but no less frequently than quarterly.

Participants in the RSRP are always 100 percent vested in their account balances.

Restricted Stock Units

Under the terms of the AES LTC Plan, shares are not issued pursuant to an award of RSUs until two years after the RSUs are vested. A description of the terms of the RSUs is contained in "Narrative Disclosure Relating to Summary Compensation and Grants of Plan-Based Awards Table - 2003 AES Long-Term Compensation Plan - Restricted Stock Units" beginning on page 23 of this Form 10K/A.

The AES Corporation Supplemental Retirement Plan

The AES Supplemental Retirement Plan is a plan which was established to provide deferred compensation for select managers and highly compensated employees. Under the terms of the AES Supplemental Retirement Plan, once a participant made the maximum allowable contribution to the 401K Plan under the Code, the participant could defer compensation under the AES Supplemental Retirement Plan. IPL made an annual credit to the participant's deferral account in an amount equal to the maximum percentage of compensation for matching awards permitted under the AES 401K Plan.

The AES Supplemental Retirement Plan also provides for the deferral of a portion of the Profit Sharing Contribution. The amount of the deferral under the AES Supplemental Retirement Plan is the difference between the Profit Sharing Contribution made to the employee's AES 401K Plan and the Profit Sharing Contribution that would have been made under the AES 401K Plan if no Code limits applied and certain other requirements were met.

The amounts deferred under the AES Supplemental Retirement Plan are deemed to be invested in accordance with the investment policy established from time to time by the AES Human Resources Committee administering the AES 401K Plan.

The deferred amounts can be withdrawn in any manner permitted by the AES 401K Plan prior to the termination of a participant's employment and otherwise upon the termination of the participant's employment.

The AES Supplemental Retirement Plan was amended in 2004 to preclude the addition of new participants and additional deferrals after December 31, 2004. Ms. Murtlow is the only named executive officer who participates in the AES Supplemental Retirement Plan.

2006 Pension Benefits Table

The following table provides information with respect to each defined benefit pension plan in which any of the named executive officers participate.

                                                          Number of         Present
                                                          Years of         value of           Payments
                                                          Credited        accumulated        during last
        Name                     Plan name               Service (#)      benefit ($)      fiscal year ($)
--------------------  --------------------------------  -------------  -----------------  -----------------
Ann D. Murtlow        N/A                                    N/A              N/A                N/A
Frank P. Marino       N/A                                    N/A              N/A                N/A
Stephen R. Corwell    IPL Defined Benefit Pension Plan     21.500         339,894 (1)(2)         -
James A. Sadtler      IPL Defined Benefit Pension Plan     26.583            758,054 (2)         -
Ronald E. Talbot      N/A                                    N/A              N/A                N/A

(1) Mr. Corwell's accumulated retirement benefit is net of his terminated vested pension he will receive from the Central Illinois Light Company ("CILCO") retirement plan.

The assumed benefit commencement age is the participant's earliest eligibility age for unreduced benefits (see details in "Employees Retirement Plans" discussion below).

(2) For service in 2006, the incremental annual benefit increases for Messrs. Sadtler and Corwell were $136,721 and $94,520, respectively. Mr. Corwell's incremental annual benefit increase is net of his terminated vested pension he will receive from the CILCO retirement plan.

Employee Retirement Plans

Messrs. Sadtler and Corwell participate in the Employees' Retirement Plan of Indianapolis Power & Light Company ("IPL Defined Benefit Pension Plan"), as well as the Employees' Thrift Plan of Indianapolis Power & Light Company ("IPL Thrift Plan"). The IPL Defined Benefit Pension Plan is a qualified defined benefit plan, while the IPL Thrift Plan is a qualified defined contribution plan.

The IPL Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee's pension band and years of service as opposed to his or her compensation. Pension bands are based primarily on job duties and responsibilities. Participants receive the sum of (1) a flat dollar amount for each year of service up to twenty years, and (2) a reduced flat dollar amount for each year of service in excess of twenty years. The flat dollar amounts vary based on the participant's job duties and responsibilities. Benefit accrual was frozen for all non-union participants effective July 8, 2001. The non-union participants who had their benefit accrual frozen also were prohibited from making additional contributions to the IPL Thrift Plan. These non-union people became eligible to participate in the AES 401K Plan. As a result, Messrs. Sadtler and Corwell have balances in the AES 401K Plan, but are not making additional contributions into that plan, since each elected to return to IPL Thrift Plan (as described below).

In the 4th quarter of 2002, the non-union people who had their defined benefit pension frozen on July 8, 2001, or who were former CILCO employees when acquired by AES and were employed as non-union employees by IPL, were given a one-time, irrevocable choice to either (1) continue as active participants in the AES 401K Plan; or (2) return as active participants to the IPL Defined Benefit Pension Plan and the IPL Thrift Plan. Most people, including Messrs Sadtler and Corwell, chose to return as active participants in the IPL Defined Benefit Pension Plan and the IPL Thrift Plan. Mr. Corwell was given credit for his years of service while a CILCO employee, in addition to his accumulated years of service as an employee of IPL. As of December 31, 2006, Mr. Corwell had a combined twenty-one and one-half years of service (seventeen years of CILCO service and four and one-half years of IPL service). Mr. Corwell's IPL monthly pension is reduced by the terminated vested amount he will receive from the CILCO retirement plan.

The normal retirement age in the IPL Defined Benefit Pension Plan is age sixty- five. Participants may retire upon meeting the requirements of being both age fifty-five and having ten or more years of service. If a retired participants' combined age and years of service is less than eighty-five, the participant's monthly annuity is actuarially reduced from his or her normal retirement age of sixty-five. Participants who retire with a combined age and years of service equal to or greater than eighty-five, receive a fully subsidized monthly annuity (no actuarial reduction). The monthly annuity calculation (before any actuarial reduction, if applicable) for both Messrs. Sadtler and Corwell is the sum of (1) $303.86 for each year of service up to twenty years, and (2) $147.38 for each year of service in excess of twenty years. While a present value is shown in the Pension Benefits Table, benefits are not available as a lump sum and must be taken in the form of an annuity.

A description of the valuation method and material assumptions applied in quantifying the present value of the accrued benefits set forth in the Pension Benefits Table may be found in Note 9 to the IPL Consolidated Financial Statements included in IPALCO's Form 10-K.

Other Postretirement Benefits

IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 480 people were receiving such benefits or entitled to future benefits as of December 31, 2006. The plan is unfunded. Ms. Murtlow, Mr. Talbot and Mr. Corwell will be eligible for plan benefits, if any, upon retiring from IPL. IPL reserves the right to amend plan benefits in the future.

Mr. Sadtler is eligible for similar plan benefits, if any, upon retiring from IPL through an independent VEBA trust.

Mr. Marino is currently not eligible for postretirement health care benefits.

Potential Payments Upon Termination or Change in Control of AES

The following tables contain information concerning the estimated payments to be made to each of the named executive officers in connection with a termination of employment or a change in control of AES. The amounts assume that a termination or change in control event at AES occurred on December 31, 2006, and, where applicable, uses the closing price of AES common stock on the last day of the fiscal year of $22.04 (as reported on the New York Stock Exchange as of December 29, 2006).

Potential Payments Upon Termination or Change in Control of AES (1)

----------------------------------------------------------------------------------------------------------------------
Ann D. Murtlow, President and CEO
----------------------------------------------------------------------------------------------------------------------
                                                                  Without
                                                                Cause/Good      Change in
                              Retirement Voluntary  For Cause     Reason         Control        Death     Disability
                              ----------------------------------------------------------------------------------------
Cash Severance                                                       370,011        740,022(4)
Annual Bonus                           -         -          -              -              -            -            -
Pro rata Annual Bonus

Cash LTIP Awards

Performance Units                      -         -          -              -      1,019,000    1,019,000    1,019,000

Equity
Restricted Stock Units                 -         -          -              -        640,417      640,417      640,417
Unexercisable Options                  -         -          -              -        155,995      155,995      155,995
Total                                  -         -          -              -        796,412      796,412      796,412

Retirement Benefits
DC Plan                                -         -          -              -              -            -            -
Total                                  -         -          -              -              -            -            -

Unvested Deferred Compensation         -         -          -              -              -            -            -

Other Benefits
Health Benefits                        -         -          -         10,000         20,000(4)         -            -
Life Insurance Benefits                -         -          -              -              -    250,000(2)           -
Disability Benefits                    -         -          -              -              -            -           (3)
Outplacement Assistance                -         -          -              -              -            -            -
Tax Gross Ups                          -         -          -              -              -            -            -
Total                                  -         -          -         10,000         20,000      250,000           (3)

Total                                  -         -          -        380,011      2,575,434    2,065,412    1,815,412

----------------------------------------------------------------------------------------------------------------------
 Frank P. Marino, SVP and CFO
----------------------------------------------------------------------------------------------------------------------
                                                                  Without
                                                                Cause/Good      Change in
                              Retirement Voluntary  For Cause     Reason         Control        Death     Disability
                              ----------------------------------------------------------------------------------------
Cash Severance
Annual Bonus                           -         -          -              -              -            -            -
Pro rata Annual Bonus

Cash LTIP Awards

Performance Units                      -         -          -              -         43,750       43,750       43,750

Equity
Restricted Stock Units                 -         -          -              -         24,332       24,332       24,332
Unexercisable Options                  -         -          -              -         10,269       10,269       10,269
Total                                  -         -          -              -         34,601       34,601       34,601

Retirement Benefits
DC Plan                                -         -          -              -              -            -            -
Total                                  -         -          -              -              -            -            -

Unvested Deferred Compensation         -         -          -              -              -            -            -

Other Benefits
Health Benefits                        -         -          -              -              -            -            -
Life Insurance Benefits                -         -          -              -              -    250,000(2)           -
Disability Benefits                    -         -          -              -              -            -           (3)
Outplacement Assistance                -         -          -              -              -            -            -
Tax Gross Ups                          -         -          -              -              -            -            -
Total                                  -         -          -              -              -      250,000           (3)

Total                                  -         -          -              -         78,351      328,351       78,351

----------------------------------------------------------------------------------------------------------------------
   Stephen R. Corwell, SVP
----------------------------------------------------------------------------------------------------------------------
                                                                  Without
                                                                Cause/Good      Change in
                              Retirement Voluntary  For Cause     Reason         Control        Death     Disability
                              ----------------------------------------------------------------------------------------
Cash Severance
Annual Bonus                           -         -          -              -              -            -            -
Pro rata Annual Bonus

Cash LTIP Awards

Performance Units                      -         -          -              -        255,125      255,125      255,125

Equity
Restricted Stock Units                 -         -          -              -        128,008      128,008      128,008
Unexercisable Options                  -         -          -              -         63,776       63,776       63,776
Total                                  -         -          -              -        191,784      191,784      191,784

Retirement Benefits
DC Plan                                -         -          -              -              -            -            -
Total                                  -         -          -              -              -            -            -

Unvested Deferred Compensation         -         -          -              -              -            -            -

Other Benefits
Health Benefits                        -         -          -              -              -            -            -
Life Insurance Benefits                -         -          -              -              -    250,000(2)           -
Disability Benefits                    -         -          -              -              -            -           (3)
Outplacement Assistance                -         -          -              -              -            -            -
Tax Gross Ups                          -         -          -              -              -            -            -
Total                                  -         -          -              -              -      250,000           (3)

Total                                  -         -          -              -        446,909      696,909      446,909

----------------------------------------------------------------------------------------------------------------------
    James A. Sadtler, SVP
----------------------------------------------------------------------------------------------------------------------
                                                                  Without
                                                                Cause/Good      Change in
                              Retirement Voluntary  For Cause     Reason         Control        Death     Disability
                              ----------------------------------------------------------------------------------------
Cash Severance
Annual Bonus                           -         -          -              -              -            -            -
Pro rata Annual Bonus

Cash LTIP Awards

Performance Units                      -         -          -              -        217,900      217,900      217,900

Equity
Restricted Stock Units                 -         -          -              -        107,908      107,908      107,908
Unexercisable Options                  -         -          -              -         55,565       55,565       55,565
Total                                  -         -          -              -        163,473      163,473      163,473

Retirement Benefits
DC Plan                                -         -          -              -              -            -            -
Total                                  -         -          -              -              -            -            -

Unvested Deferred Compensation         -         -          -              -              -            -            -

Other Benefits
Health Benefits                        -         -          -              -              -            -            -
Life Insurance Benefits                -         -          -              -              -    250,000(2)           -
Disability Benefits                    -         -          -              -              -            -           (3)
Outplacement Assistance                -         -          -              -              -            -            -
Tax Gross Ups                          -         -          -              -              -            -            -
Total                                  -         -          -              -              -      250,000           (3)

Total                                  -         -          -              -        381,373      631,373      381,373

----------------------------------------------------------------------------------------------------------------------
    Ronald E. Talbot, SVP
----------------------------------------------------------------------------------------------------------------------
                                                                  Without
                                                                Cause/Good      Change in
                              Retirement Voluntary  For Cause     Reason         Control        Death     Disability
                              ----------------------------------------------------------------------------------------
Cash Severance                                                       211,162        211,162            -            -
Annual Bonus                           -         -          -              -              -            -            -
Pro rata Annual Bonus

Cash LTIP Awards

Performance Units                      -         -          -              -        320,800      320,800      320,800

Equity
Restricted Stock Units                 -         -          -              -        161,377      161,377      161,377
Unexercisable Options                  -         -          -              -         78,733       78,733       78,733
Total                                  -         -          -              -        240,110      240,110      240,110

Retirement Benefits
DC Plan                                -         -          -              -              -            -            -
Total                                  -         -          -              -              -            -            -

Unvested Deferred Compensation

Other Benefits
Health Benefits                        -         -          -              -              -            -            -
Life Insurance Benefits                -         -          -              -              -    250,000(2)           -
Disability Benefits                    -         -          -              -              -            -           (3)
Outplacement Assistance                -         -          -              -              -            -            -
Tax Gross Ups                          -         -          -              -              -            -            -
Total                                  -         -          -              -              -      250,000           (3)

Total                                  -         -          -        211,162        772,072      810,910      560,910

  For the aggregate number of vested options and RSUs outstanding as of December 31, 2006, see the Outstanding Equity Awards at Year-End Table. For information regarding the aggregate amount of our named executive officers' vested benefits under nonqualified deferred compensation plans, see the Nonqualified Deferred Compensation Table. For information regarding the benefits available under defined benefit pension plans, see the Pension Plan Table.

  Basic life insurance is provided to all employees; the maximum benefit amount is $250,000. Accidental Death and Dismemberment (AD&D) insurance is provided to all employees in addition to basic life insurance. The AD&D benefit amount is equal to the basic life benefit amount; this benefit is not included in the termination tables. Additional optional life insurance is also available to all employees up to a maximum total benefit amount of $500,000. Employees are responsible for the cost of additional life insurance premiums, should they choose to elect this optional coverage; therefore, any additional life insurance benefits above the basic benefit is not included in the termination tables.
     AES provides long-term disability benefits to all employees. Should a long- term disability occur, this plan would provide an employee with a monthly benefit of 66 2/3% of base pay up to a maximum of $10,000 per month.
  The change of control benefits payable under the Severance Plan for Ms. Murtlow require both (a)a change of control and (b) a termination whithin two years of a change in control.

Additional Information Relating to Potential Payments Upon
Termination of Employment or Change in Control of AES

AES Corporation Severance Plan

Ms. Murtlow is an eligible employee under the AES Corporation Severance Plan (the "Severance Plan"). The Severance Plan provides certain benefits upon the involuntary termination of her employment under certain circumstances.

Benefits are available under the Severance Plan under certain circumstances if the executive's employment is involuntarily terminated due to a permanent layoff, a reduction-in-force, the permanent elimination of his or her job, the restructuring or reorganization of a business unit, division, department or other business segment, a termination by mutual consent due to unsatisfactory job performance and the executive and AES agree that the executive is entitled to benefits, or the executive declines to relocate to a new job position more than 50 miles from his or her current location.

Upon the termination of her employment under those circumstances, Ms. Murtlow would be entitled to receive salary continuation payments equal to her annual base salary, which would be paid over time in accordance with IPL's current payroll practices. In the event Ms. Murtlow elects COBRA coverage such circumstances, the Severance Plan would cover the same portion of her premiums as the portion being paid for active employees at the time, for the same number of months as the number of months of severance she would receive, up to a maximum of eighteen months. In the case a termination of the executive's employment under the circumstances described in the preceding paragraph occurs within two years after a "Change of Control" (as defined below) or due to a layoff, the amount of the executive's salary continuation payment is doubled and the length of time we will assist in paying for the continuation of health care benefits is also doubled (but can never be more than 18 months).

Benefits are not available under the Severance Plan if the executive's employment is terminated in connection with the sale of a business if the executive is employed by the purchaser or if the executive is offered employment with the purchaser with substantially equivalent benefits and salary package (provided the offer does not require the executive to relocate more than 50 miles from his current location).

A "Change of Control" under the Severance Plan means the occurrence of any one of the following events: (i) a transfer of all or substantially all of AES assets, (ii) a person (other than someone in AES management) becomes the beneficial owner of more than 35% of the outstanding common stock of AES, or (iii) during any one year period directors of AES at the beginning of the period (and any new directors whose election or nomination was approved by a majority of directors who were either in office at the beginning of the  period or were so approved (excluding anyone who became a director as a result of a threatened or actual proxy contest or solicitation)) cease to constitute a majority of the Board of AES.

The obligation to provide the payments and benefits to the executive under the Severance Plan is conditioned upon the executive executing and delivering a written release of claims against AES and its related parties. At the discretion of AES, the release may also contain such non-competition, non-solicitation and non-disclosure provisions as AES may consider necessary or appropriate.

2003 AES Long Term Compensation Plan

The vesting of Performance Units, Restricted Stock Units, and Stock Options and the ability of our named executive officers to exercise or receive payments under those awards are affected by a termination of their employment and by a Change of Control, defined in the same manner as the term "Change of Control" in the AES Corporation Severance Plan described above.

Performance Units

If the executive's employment is terminated as a result of his death or disability prior to the end of the three-year performance period of a Performance Unit, the executive's Performance Units vest on the termination date and an amount equal to $1.00 for each Performance Unit is paid within 90 days thereafter. If we terminate the executive's employment for cause prior to the payment date of a Performance Unit, the Performance Unit is forfeited. If the executive's employment is terminated for any other reason (including resignation or retirement), the executive will be entitled to receive the payment of the executive's Performance Units that were vested at the time of such termination.

If a Change of Control occurs prior to the end of the three-year performance period, outstanding Performance Units become fully vested and an amount equal to $1.00 for each Performance Unit is payable, in cash, securities or other property.

Restricted Stock Units

If the executive's employment is terminated prior to the third anniversary of the award of a Restricted Stock Unit, other than by reason of death or disability, all Restricted Stock Units not vested at the time of such termination are forfeited.

If a Change of Control occurs prior to the payment date under a Restricted Stock Unit award, outstanding Restricted Stock Units become fully vested and payable immediately prior to the Change of Control.

Stock Options

If the executive's employment is terminated by reason of death or disability, the executive's Stock Options will vest, but will expire one year after the termination date or, if earlier, on the regular expiration date of such Stock Option.

If we terminate the executive's employment for cause, all of the executive's unvested Stock Options are forfeited and all vested options will expire three months after the termination date or, if earlier, on the regular expiration date of such Stock Option.

If the executive's employment is terminated for any other reason, all of the executive's unvested Stock Options are forfeited and all vested options will expire 180 days after the termination date or, if earlier, on the regular expiration date of such Stock Option.

In the event of a Change of Control, all of the executive's Stock Options will vest and be fully exercisable. However, the AES Compensation Committee may cancel an executive's outstanding Options (1) for consideration for a payment of the amount that the executive would be entitled to receive in the Change of Control transaction if the executive exercised the Options less the exercise price of such Stock Options or (2) if the amount determined pursuant to (1) would be negative. Any such payment may be made in cash, securities, or other property.

The AES Corporation 2004 Restoration Supplemental Retirement Plan

In the event of a termination of the executive's employment, other than by reason of death, or in the event of a Change in Control (defined in the same manner as the term "Change of Control" in the AES Corporation Severance Plan described above), the balances of all of an executive's deferral accounts under the RSRP will be paid in a lump sum. In the event of the executive's death, the balances in an executive's deferral accounts will be paid according to his elections if the executive was 591/ 2 or more years old at the time of death, but otherwise in a lump sum.

Offer of Employment to Ronald E. Talbot

The offer of employment made to Ronald E. Talbot, signed by both Mr. Talbot and IPL, provides that Mr. Talbot will receive a severance of 12 months salary in the event of a termination of his employment (except for cause or disability), or if Mr. Talbot resigns due to a material reduction of his responsibilities or authority due to a change of control.

DIRECTOR COMPENSATION

Members of the Board of Directors of IPALCO who are also employees of IPL or AES receive no additional payment for their service on the Board of Directors. Mr. Uva's employer paid for his services as an independent director as more fully described under the heading "Director Independence" in this Form 10KA.

Compensation Committee Interlocks and Insider Participation

There are no committees of the Board of Directors. Please see the Compensation Discussion and Analysis contained in this Form 10K/A for a discussion of the process undertaken in setting executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The registrant is a wholly-owned subsidiary of AES, and as a result, there are no compensation plans under which securities of the registrant are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,

DIRECTORS, AND EXECUTIVE OFFICERS

The following two tables set forth information regarding the beneficial ownership of our common stock, and the common stock of AES as of March 31, 2007 by (a) each of our Directors and each named executive officer set forth in the Summary Compensation Table in this Form 10K/A, and (b) all of our Directors and executive officers as a group. Unless otherwise indicated, each of the persons and group listed below has sole voting and dispositive power with respect to the shares shown. Under SEC Rule 13d-3 of the Exchange Act, "beneficial ownership" includes shares for which the individual directly or indirectly, has or shares voting or investment power whether or not the shares are held for individual benefit.

Except as otherwise indicated, the address for each person below is c/o IPALCO Enterprises, Inc., One Monument Circle, Indianapolis, Indiana 46204.

(a) Common Stock of IPALCO Enterprises, Inc.

            Title of                     Name and Address of            Amount and Nature of       Percent of
             Class                        Beneficial Owner               Benefical Ownership         Class
----------------------------------------------------------------------------------------------------------------

Common Stock of                 The AES Corporation                       89,685,177 shares                 100%
IPALCO Enterprises, Inc.        4300 Wilson Boulevard
                                11th Floor
                                Arlington, VA 22203

----------------------------------------------------------------------------------------------------------------

(b) Common Stock of The AES Corporation

                                         Position Held with            Shares of Common Stock   Percent of Class
              Name                           the Company              Beneficially Owned (1)(2)      (1)(2)
----------------------------------------------------------------------------------------------------------------
David Gee                       Director and Chairman of the Board                       57,424        *
Ann D. Murtlow                  President, CEO and Director                             395,092        *
Richard Santoroski              Director                                                 99,602        *
Kenneth J. Uva                  Director                                                      -        *
Stephen R. Corwell              Director and SVP of IPL                                  42,865        *
Ronald E. Talbot                Director and SVP of IPL                                  22,240        *
Frank P. Marino                 CFO and SVP of IPALCO and IPL                             4,341        *
James A. Sadtler                SVP of IPL                                               30,015        *
All Directors and
Executive Officers as
a Group (9 persons)                                                                     653,926        *

*Shares held represent less than 1% of the total number of outstanding shares of common stock of the Company.

(1) Shares of common stock subject to options, units or other securities that are exercisable or convertible into shares of AES common stock within 60 days of March 31, 2007 are deemed to be outstanding and beneficially owned by the person holding such options, units, or other securities. However, such shares of common stock are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes (a) the following shares issuable upon exercise of options outstanding as of March 31, 2007 that are able to be exercised on or before May 30, 2007: Mr. Gee - 35,029; Ms. Murtlow - 304,819; Mr. Santoroski - 75,686; Mr. Corwell - 29,064; Mr. Talbot - 11,979; Mr. Marino - 1,055; Mr. Sadtler - 23,959; all directors and executive officers as a group - 481,867; (b) the following shares held in The AES 401K Plan: Mr. Gee - 5,378; Ms. Murtlow - 60,528; Mr. Santoroski - 13,744; Mr. Uva - 0; Mr. Corwell - 7,234; Mr. Talbot - 1,328; Mr. Marino - 2,647; Mr. Sadtler - 0; all directors and executive officers as a group - 92,576; (c) the following shares held in the IPL Employees' Thrift Plan: Mr. Corwell - 0; Mr. Sadtler - 0; (d) the following units issuable under the Restoration Supplemental Retirement Plan and the AES Corporation Supplemental Retirement Plan: Mr. Gee - 5,335; Ms. Murtlow - 10,952; Mr. Santoroski - 1,588; Mr. Corwell - 0; Mr. Talbot - 1,007; Mr. Marino - 217; Mr. Sadtler - 0; all directors and executive officers as a group - 19,170; (e) the following fully vested RSUs issuable under the 2003 long-term compensation plan: Mr. Gee - 11,682; Ms. Murtlow - 18,793; Mr. Santoroski - 8,584; Mr. Corwell - 6,567; Mr. Talbot - 7,926; Mr. Marino - 582; Mr. Sadtler - 6,056; all directors and executive officers as a group - 60,313.

IPALCO's no par value common stock is pledged to secure AES' Amended and Restated Credit and Reimbursement Agreement as well as AES' Collateral Trust Agreement. IPL's no par value common stock is pledged to secure IPALCO's Senior Secured Notes in the principal amount of $750 million.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following summary describes the transactions among us and our owners and affiliates.

Our Bylaws

At the time of the acquisition of IPALCO by AES, both IPALCO and IPL amended their bylaws to contain provisions with regard to our funds, accounts, liabilities, capitalization and indebtedness. The following discussion summarizes certain provisions of our bylaws, which are included in our filings with the SEC, to which you may refer for a complete copy.

Among other things, we must:

    Ensure that our capitalization is adequate in light of our business and purpose and maintain an arm's-length relationship with AES and its other affiliates;

    Pay our own liabilities out of our own funds and, except in the case of our subsidiaries, we cannot become liable for the debts of AES and its affiliates, or make loans or advances to those entities or acquire their securities; and

    Conduct our business in our own name, maintain our separate identity and keep our own funds, accounts, assets, records and books of account.

Separateness Agreement Between AES and IPALCO

AES and IPALCO are party to a Separateness Agreement, dated November 14, 2001, under which AES covenants, among other things, to maintain an arm's-length relationship with IPALCO, to maintain records, books of accounts and financial statements separate from those of IPALCO and not to commingle its funds with IPALCO's. AES further agrees to various other matters to maintain the separateness of the business, assets and liabilities of IPALCO, including a covenant to allocate any overhead shared among AES, IPALCO or any of its subsidiaries fairly and reasonably.

Agreement on Allocation and Billing Procedures

IPL has entered into an agreement on allocation and billing procedures with IPALCO and its other subsidiaries that provides, among other things, for the allocation and payment of federal, state and local taxes. Under this agreement and a related allocation memorandum, IPL is required to account for its own income taxes and to pay such amounts to IPALCO.

Services and Allocation Agreement

IPL has entered into an agreement with AES and certain of its subsidiaries to provide to, and/or receive services from, other affiliates of AES from time to time. Such services are provided on arm's-length terms consistent with IPL's bylaws and the Separateness Agreement between AES and IPALCO.

Property Insurance Program

Effective September 1, 2003, IPL and IPALCO entered into a property insurance program in which AES and other AES subsidiaries also participate. The program includes a policy issued by a third party insurance company for funding losses of the participants up to a total aggregate amount of $20 million. Funds to pay claims within this limit will be derived from premiums paid to this third party carrier by the participants and will be deposited into a trust fund owned by AES Global Insurance Company, a wholly owned subsidiary of AES, but controlled by the third party carrier. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence. The cost of coverage under this program was approximately $3.1 million in 2006 and is recorded in Other operating expenses on the consolidated statements of income. We believe that the combined cost of these policies is less than comparable insurance in the marketplace.

Group Benefits Program

In June 2004, IPL entered into an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits, in which AES and other AES subsidiaries also participate. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. Health insurance costs have risen significantly during the last few years. We believe that, though our insurance costs will likely continue to rise, cost savings can be realized through participation in this group benefits program with AES. The cost of coverage under this program was approximately $19.4 million in 2006 and is recorded in Other operating expenses on the consolidated statements of income.

Purchase of SO2 air emissions allowances

In 2006, IPL purchased, in three separate arm's- length transactions, 3,200 SO2 air emissions allowances at the then current market price, for a total of approximately $2.0 million, from a wholly owned subsidiary of AES.

Long Term Compensation Plan

During 2006, most of IPL's non-union employees received benefits under the AES 2003 Long-Term Compensation Plan, a deferred compensation program. Benefits under this plan are granted in the form of performance units payable in cash, AES restricted stock units and options to purchase shares of AES common stock. All three of such components granted to non-union employees of IPL vest in thirds over a three-year period and the terms of the AES restricted stock units also include a five-year minimum holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. See "Executive Compensation" herein for additional discussion of IPL employee participation in AES benefit plans. Total deferred compensation expense recorded during 2006 was $3.0 million and was included in Other Operating Expenses on IPALCO's consolidated statements of income.

Consolidated Tax Return

Pursuant to the terms of a Tax Sharing Agreement between AES and IPALCO, AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries, including IPL. Under a tax sharing agreement with IPALCO, IPL is responsible for the income taxes associated with its own taxable income.

Contractual Obligations of AES

IPALCO and IPL have restrictions on the amount of new debt we may issue due to contractual obligations of AES. Under such restrictions, we are generally allowed to fully draw amounts available on our credit facilities, refinance existing debt, and issue certain other indebtedness.

Pledge of IPL and IPALCO Common Stock

IPALCO's no par value common stock is pledged to secure AES' Amended and Restated Credit and Reimbursement Agreement as well as AES' Collateral Trust Agreement. IPL's no par value common stock is pledged to secure IPALCO's Senior Secured Notes in the principal amount of $750 million.

Sales of Accounts Receivable

IPL formed IPL Funding Corporation ("IPL Funding") in 1996 as a special-purpose entity to purchase retail receivables originated by IPL pursuant to a receivables sale agreement entered into with IPL. At the same time, IPL Funding entered into a purchase facility (the "Purchase Facility") with unrelated parties (the "Purchasers") pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million, of interests in the pool of receivables purchased from IPL. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold up to a maximum of $50.0 million, as permitted by the Purchase Facility. During 2007, the Purchase Facility was extended through May 28, 2008. IPL Funding is included in the consolidated financial statements of IPL. Accounts receivable on the consolidated balance sheets of IPALCO are stated net of the $50 million sold.

Related Person Policies and Procedures

Our policies and procedures for review, approval or ratification of transactions with "related persons" (as defined in the SEC rules) are not contained in a single policy or procedure, yet are drawn from various corporate documents.

The IPL Code of Business Conduct and Ethics (the "Ethics Code") provides that the Director, Legal Affairs, is responsible for monitoring the Ethics Code, including as it related to conflicts of interest and related party transactions. The Ethics Code requires that all IPL individuals, including officers and directors, adhere to written codes of business conduct and ethics, and prohibits certain arrangements that may create a conflict of interest. These prohibitions include many arrangements that are relevant to related party transactions, including prohibitions against: accepting gifts of more than token value or receiving personal discounts or other benefits from a competitor, customer or supplier as a result of one's position with us; receiving a loan or guarantee of an obligation from a competitor, customer or supplier as a result of one's position with us; having an interest (other than routine investments in publicly traded companies) in a transaction involving us, a competitor, a customer or supplier; directing business to a supplier owned or managed by an IPL person, or which employs, a relative or friend. The Ethics Code states that not all types of prohibited transactions can be listed and that if there is any doubt regarding the appropriateness of an arrangement under the provisions of our Ethics Code, our Director, Legal Affairs must be consulted. In making determinations with respect to possible conflicts of interest, directors are required to act in good faith and in the best interests of IPALCO.

IPALCO's articles of incorporation include provisions on separateness, which are also included in IPALCO's Indenture for its Senior Secured Notes. IPL is party to a stipulation agreement with IPALCO, AES, the Indiana Office of Utility Consumer Counsel, and the Indiana Utility Regulatory Commission ("IURC") which provides, among other things, that IPL will be a stand alone business in the AES family and that the provision of non-power services shall be done in accordance with IURC policy.

AES and IPALCO are party to a Separateness Agreement, as described above, under which AES covenants, among other things, to maintain an arm's-length relationship with IPALCO. AES further agrees to various other matters to maintain the separateness of the business, assets and liabilities of IPALCO.

IPL is also subject to the jurisdiction of the FERC and the IURC with regard to affiliate transactions. Under the FERC and IURC requirements, IPL is required to charge its affiliates the higher of cost or market when it provides or sells non-power goods or services, and IPL may not purchase non-power goods or services at a cost higher than market. Affiliate transactions at IPL are reviewed by the Legal Department for compliance with applicable FERC and IURC rules. In addition, IPL accounts for such transactions in accordance with a Services and Allocation Agreement between IPL, AES and all other AES subsidiaries that is on file with the IURC.

Director Independence

IPALCO is a wholly owned subsidiary of AES and does not have any securities listed on a national securities exchange. IPALCO does have one director, Kenneth J. Uva, who qualifies as an independent director according to the definition of independent director contained in IPALCO's articles of incorporation and indenture for its Senior Secured Notes, as set forth below. Mr. Uva serves as a director of IPALCO pursuant to an agreement between IPALCO and CT Corporation Staffing Services, a division of Wolters Kluwer Company. IPALCO pays an annual fee to CT Corporation Staffing Services of approximately $2,300 for his services as a director of IPALCO.

Pursuant to IPALCO's articles of incorporation, an "independent director" is defined as follows:

For purposes of these Second Amended and Restated Articles of Incorporation of the Corporation, "Independent Director" shall mean, with respect to the Corporation, a Director who is not, and within the last five years was not (except solely by virtue of such person's serving as, or affiliation with any other person serving as, an independent director of The AES Corporation ("Parent") or any of its affiliates), (i) a stockholder, member, partner, director, officer, employee, affiliate, customer, supplier, creditor or independent contractor of, or any person that has received any benefit in any form whatever from, or any person that has provided any service in any form whatever to, or any major creditor (or any affiliate of any major creditor) of, the Parent or any of its affiliates, or (ii) any person owning beneficially, directly or indirectly, any outstanding shares of common stock, any limited liability corporation interests or any partnership interests, as applicable, of the Parent or any of its affiliates, or of any major creditor (or any affiliate of any major creditor) of any of the foregoing, or a stockholder, member, partner, director, officer, employee, affiliate, customer, supplier, creditor or independent contractor of, or any person that has received any benefit in any form whatever from, or any person that has provided any service in any form whatever to, such beneficial owner or any of such beneficial owner's affiliates, or (iii) a member of the immediate family of any person described above; provided that the indirect or beneficial ownership of stock through a mutual fund or similar diversified investment vehicle with respect to which the owner does not have discretion or control over the investments held by such diversified investment vehicle shall not preclude such owner from being an Independent Director. For purposes of this definition, "major creditor" shall mean a natural person or business entity to which the Parent or any of its affiliates has outstanding indebtedness for borrowed money or credit on open account in a sum sufficiently large as would reasonably be expected to influence the judgment of the proposed Independent Director adversely to the interests of the Corporation when the interests of that person or entity are adverse to those of the Corporation.

Mr. Uva does not own any securities of AES or its affiliates, and there have been no transactions or relationships to be considered by the Board to determine that Mr. Uva is independent.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits
Exhibit
Number  Document
------- ----------------------------------------------------------------------------------------------
21.1    Subsidiaries of IPALCO Enterprises, Inc.
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

June 7, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Ann D. Murtlow Ann D. Murtlow	President, Chief Executive Officer and Director (Principal Executive Officer)	June 7, 2007
/s/ David Gee David Gee	Chairman of the Board and President, North America of AES	June 7, 2007
/s/ Frank P. Marino Frank P. Marino	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 7, 2007
/s/ Stephen R. Corwell Stephen R. Corwell	Director and Senior Vice President - Corporate Affairs of IPL	June 7, 2007
/s/ Ronald E. Talbot Ronald E. Talbot	Director and Senior Vice President - Power Supply of IPL	June 7, 2007
__________________ Richard Santoroski	Director and Vice President - Non-Power Initiatives of AES	June 7, 2007
__________________ Kenneth Uva	Director	June 7, 2007
/s/ Kurt Tornquist Kurt Tornquist	Controller (Principal Accounting Officer)	June 7, 2007

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.