Form 10-Q
period 2007-06-30
IPALCO ENTERPRISES, INC.
filed 2007-08-09
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

At August 8, 2007, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

                                                                  Three Months End        Six Months Ended
                                                                        June 30,              June 30,
                                                               ---------------------   ----------------------
                                                                  2007       2006         2007        2006
                                                               ---------- ----------   ----------  ----------
UTILITY OPERATING REVENUES                                     $ 258,430  $ 250,907    $ 521,067   $ 506,523

UTILITY OPERATING EXPENSES:
 Operation:
   Fuel                                                           61,917     73,779      121,959     140,372
   Other operating expenses                                       40,885     40,618       81,065      80,487
 Power purchased                                                   8,882      8,141       24,302      19,623
 Maintenance                                                      21,978     28,391       42,223      56,122
 Depreciation and amortization                                    35,431     33,703       70,320      67,394
 Taxes other than income taxes                                    10,846      9,671       20,986      19,782
 Income taxes-net                                                 27,133     19,316       55,710      41,363
                                                               ---------- ----------   ----------  ----------
  Total utility operating expenses                               207,072    213,619      416,565     425,143
                                                               ---------- ----------   ----------  ----------
UTILITY OPERATING INCOME                                          51,358     37,288      104,502      81,380
                                                               ---------- ----------   ----------  ----------
OTHER INCOME AND (DEDUCTIONS):
 Allowance for equity funds used during construction               1,418      1,083        2,244       1,821
 Other - net                                                         (67)       224         (283)     (1,256)
 Income tax benefit-net                                            6,443      8,439       12,957      19,007
                                                               ---------- ----------   ----------  ----------
  Total other income and (deductions)-net                          7,794      9,746       14,918      19,572
                                                               ---------- ----------   ----------  ----------
INTEREST AND OTHER CHARGES:
 Interest on long-term debt                                       28,185     27,806       55,767      55,527
 Other interest                                                      497        798        1,422       1,575
 Allowance for borrowed funds used during construction            (1,178)      (733)      (1,918)     (1,309)
 Amortization of redemption premiums and expense on debt             800        778        1,583       1,581
 Preferred dividends of subsidiary                                   804        804        1,607       1,607
                                                               ---------- ----------   ----------  ----------
  Total interest and other charges-net                            29,108     29,453       58,461      58,981
                                                               ---------- ----------   ----------  ----------
NET INCOME                                                        30,044     17,581    $  60,959   $  41,971
                                                               ---------- ----------   ----------  ----------
 Other comprehensive income                                            -        778            -       1,456
                                                               ---------- ----------   ----------  ----------
TOTAL COMPREHENSIVE INCOME                                     $  30,044  $  18,359    $  60,959   $  43,427
                                                               ========== ==========   ==========  ==========

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In Thousands)

                                                              June 30,   December 31,
                                                                2007         2006
                                                           ------------- ------------
                          ASSETS
UTILITY PLANT:
 Utility plant in service                                  $  3,604,229  $ 3,578,525
 Less accumulated depreciation                                1,524,292    1,485,459
                                                           ------------- ------------
     Utility plant in service - net                           2,079,937    2,093,066
 Construction work in progress                                  217,256      152,801
 Spare parts inventory                                            1,510        1,587
 Property held for future use                                       591          591
                                                           ------------- ------------
     Utility plant - net                                      2,299,294    2,248,045
                                                           ------------- ------------
OTHER ASSETS:
 Nonutility property - at cost, less
  accumulated depreciation                                          705          709
 Other investments                                               10,059       10,141
                                                           ------------- ------------
     Other assets - net                                          10,764       10,850
                                                           ------------- ------------
CURRENT ASSETS:
 Cash and cash equivalents                                       21,692        8,645
 Restricted cash                                                 95,640       31,720
 Accounts receivable and unbilled revenue (less allowance
  for doubtful accounts of $2,519 and $1,802, respectively)      68,548       67,875
 Fuel - at average cost                                          25,758       30,589
 Materials and supplies - at average cost                        53,352       53,045
 Net income tax refunds receivable                                2,552        5,800
 Deferred tax asset - current                                     2,978            -
 Regulatory assets                                                1,159        4,508
 Prepayments and other current assets                            22,058        8,065
                                                           ------------- ------------
     Total current assets                                       293,737      210,247
                                                           ------------- ------------
DEFERRED DEBITS:
 Regulatory assets                                              313,166      320,413
 Miscellaneous                                                   21,603       18,410
                                                           ------------- ------------
     Total deferred debits                                      334,769      338,823
                                                           ------------- ------------
             TOTAL                                         $  2,938,564  $ 2,807,965
                                                           ============= ============
              CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
 Common shareholder's deficit:
   Premium on 4% cumulative preferred stock                $        649  $       649
   Paid in capital                                                4,249        3,479
   Accumulated deficit                                          (23,611)     (54,808)
   Accumulated other comprehensive loss                                -          (2)
                                                           ------------- ------------
     Total common shareholder's deficit                         (18,713)     (50,682)
 Cumulative preferred stock of subsidiary                        59,135       59,135
 Long-term debt                                               1,646,542    1,481,516
                                                           ------------- ------------
     Total capitalization                                     1,686,964    1,489,969
                                                           -------------  -----------
CURRENT LIABILITIES:
  Line of credit and current portion of long-term debt           80,000      155,000
  Accounts payable and accrued expenses                          73,543       74,472
  Accrued real estate and personal property taxes                19,191       15,908
  Accrued income taxes                                              762            -
  Accrued interest                                               25,986       26,096
  Customer deposits                                              15,249       14,446
  Other current liabilities                                      11,638       10,049
                                                           ------------- ------------
     Total current liabilities                                  226,369      295,971
                                                           ------------- ------------
 DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
 Accumulated deferred income taxes - net                        393,462      425,638
 Non-current income tax liability                                24,063            -
 Asset retirement obligations                                   443,345      431,993
 Unamortized investment tax credit                               18,911       20,216
 Accrued pension and other postretirement benefits              135,127      132,453
 Miscellaneous                                                   10,323       11,725
                                                           ------------- ------------
     Total deferred credits and other long-term liabilities   1,025,231    1,022,025
                                                           ------------- ------------
COMMITMENTS AND CONTINGENCIES (Note )

             TOTAL                                         $  2,938,564  $ 2,807,965
                                                           ============= ============

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

                                                            Six Months Ended
                                                                 June 30,
                                                          ---------- ---------
                                                            2007       2006
                                                          ---------  ---------
Cash Flows from Operations:
 Net income                                              $  60,959  $  41,971
 Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           69,186     66,857
    Amortization of regulatory assets                        3,359      2,126
    Deferred income taxes and investment tax credit
      adjustments - net                                     (5,978)    19,757
    Gains on sales and exchange of environmental
      emissions allowances                                    (655)    (4,690)
    Gain on sales of assets - net                               (3)       116
    Noncash dividend income                                       -      (410)
    Preferred dividends of subsidiary                        1,607      1,607
    Allowance for equity funds used during construction     (2,200)    (1,821)
  Change in certain assets and liabilities:
    Accounts receivable                                       (673)    (2,918)
    Fuel, materials and supplies                             4,524     (7,527)
    Income taxes receivable or payable                       4,748      6,560
    Accounts payable and accrued expenses                    1,280     (5,326)
    Accrued real estate and personal property taxes          3,282        505
    Accrued interest                                          (110)       431
    Pension and other postretirement benefit expenses        2,674      8,231
    Short-term and long-term regulatory assets
      and liabilities                                        1,663     24,614
    Other - net                                             (7,915)    (5,243)
                                                          ---------  ---------
Net cash provided by operating activities                  135,748    144,840
                                                          ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - utility                          (101,730)   (98,691)
  Decrease in restricted cash                              (63,415)          -
  Purchase of environmental emissions allowances            (1,298)   (14,299)
  Purchase of short-term investments                       (63,750)   (19,150)
  Proceeds from sales and maturities of
    short-term investments                                  56,591     20,075
  Other                                                     (5,035)    (3,639)
                                                          ---------  ---------
Net cash used in investing activities                     (178,637)  (115,704)
                                                          ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Short-term borrowings - net                              (75,000)    14,300
  Long-term borrowings                                     164,985           -
  Dividends on common stock                                (30,200)   (43,500)
  Preferred dividends of subsidiary                         (1,607)    (1,607)
  Other                                                     (2,242)      (569)
                                                          ---------  ---------
Net cash used in financing activities                       55,936    (31,376)
                                                          ---------  ---------
Net change in cash and cash equivalents                     13,047     (2,240)
Cash and cash equivalents at beginning of period             8,645      6,008
                                                          ---------  ---------
Cash and cash equivalents at end of period               $  21,692  $   3,768
                                                          =========  =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest (net of amount capitalized)                 $  56,962  $  55,411
                                                          =========  =========
    Income taxes                                         $  43,984  $  (3,962)
                                                          =========  =========

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION

IPALCO Enterprises, Inc. ("IPALCO") is a wholly-owned subsidiary of The AES Corporation ("AES"). IPALCO owns all of the outstanding common stock of its subsidiaries. These include its regulated electric utility subsidiary, Indianapolis Power & Light Company ("IPL"), and its unregulated subsidiary, Mid-America Capital Resources, Inc. ("Mid- America"). Substantially all of IPALCO's business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. IPL has approximately 468,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two separately-sited combustion turbines that are all used for generating electricity. IPL's net electric generation capability for winter is 3,500 megawatts and net summer capability is 3,361 megawatts, which includes the acquisition of an 80 megawatt combustion turbine purchased on July 24, 2007 (see Note 10, "Subsequent Event"). Mid-America conducts IPALCO's unregulated activities.

2. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of IPALCO, IPL and Mid-America. All significant intercompany amounts have been eliminated. The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for annual fiscal reporting periods. In the opinion of management all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited financial statements have been prepared in accordance with the accounting policies described in IPALCO's audited financial statements for the year ended December 31, 2006, included in its annual report on Form 10-K/A and should be read in conjunction therewith.

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

IPALCO adopted the provisions of FIN No. 48 on January 1, 2007.  Under FIN No. 48, IPALCO must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of IPALCO's reassessment of its tax positions in accordance with FIN No. 48 did not have a material effect on the results of operations, financial condition or liquidity.  See Note 5 "Income Taxes".

Statement of Financial Accounting Standards ("SFAS") No. 157 "Fair Value Measurements"

In September 2006, the FASB released SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined that SFAS No. 157 will not have a material impact on our results of operation or financial position.

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

4. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. IPALCO's reportable business segments are electric and "all other." The "all other" category primarily includes the IPALCO $750 million Senior Secured Notes as of June 30, 2007 and December 31, 2006, approximately $2.9 million and $0.9 million of nonutility cash and cash equivalents, as of June 30, 2007 and December 31, 2006, respectively; long-term nonutility investments of $9.0 million at each of June 30, 2007 and December 31, 2006, and income taxes and interest related to those items. There was no utility operating income other than the activities of IPL during the periods covered by this report. Nonutility assets represented less than 1% of IPALCO's total assets as of June 30, 2007 and December 31, 2006 and there were no nonutility capital expenditures during the six-month periods ended June 30, 2007 and June 30, 2006.

5. INCOME TAXES

IPALCO's effective combined state and federal income tax rates for the six month periods ended June 30, 2007 and 2006 were 41.2% and 34.8%, respectively. The lower effective rate reported in 2006 was primarily cased by the recognition of interest income related to income taxes recorded during the first quarter of 2006 as a result of the completion of an IRS examination of our filings for the period 1996 through March of 2001.

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

As described in Note 3, "New Accounting Pronouncements", IPALCO adopted the provisions of FIN No. 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007. The implementation of FIN No. 48 resulted in primarily a reclassification of Accumulated deferred tax liabilities to Non-current income taxes payable and no significant cumulative impact to Accumulated Deficit. The gross unrecognized tax benefit balance as of the date of adoption was $22.8 million. The balance of unrecognized tax benefits represents tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period. It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however, management does not expect the change to have a significant impact on IPALCO's financial statements.

Tax-related interest expense is reported as a part of the provision for federal and state income taxes.  Penalties, if incurred, would also be recognized as a component of tax expense.  As of January 1, 2007, IPALCO has recorded a liability of $3.3 million for the payments of interest and a receivable of $0.7 million for a refund of interest.  Included in the recorded interest is a $1.9 million liability and a $0.7 million receivable anticipated to be paid/received within 12 months of the reporting date.  The liability/receivable for the payment/receipt of interest did not materially change as of June 30, 2007.

6. INDEBTEDNESS

On June 15, 2007 IPL issued $165 million of first mortgage bonds, 6.60% Series, due June 1, 2037.  Proceeds from this offering were used to effect the repayment upon maturity of IPL's first mortgage bonds, 7.375% Series, due August 1, 2007 in the aggregate principal amount of $80 million and to finance a portion of its construction program, reimburse its treasury, repay outstanding short-term borrowings incurred by IPL for such purposes, and for other general corporate purposes. As of June 30, 2007 the proceeds used to effect the repayment of the August 1, 2007 maturity were held in escrow with the trustee and included in restricted cash on the accompanying unaudited consolidated balance sheet. In addition, $15.6 million of restricted cash remains from the $31.7 million at the beginning of 2007, which is being held to reimburse IPL for expenditures on certain qualifying environmental facilities.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

Employees' Retirement Plan: Approximately 90% of IPL's active employees are covered by the Employees' Retirement Plan of Indianapolis Power & Light Company ("Defined Benefit Pension Plan"); as well as, the Employees' Thrift Plan of Indianapolis Power & Light Company ("Thrift Plan").  The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan.  The remaining 10% of active employees are covered by the AES Retirement Savings Plan ("RSP Plan").  The RSP Plan is a qualified defined contribution plan containing a profit sharing component.  All non-union new hires are covered under the RSP Plan, while International Brotherhood of Electrical Workers ("IBEW") physical bargaining unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. As a result of ratifying a new four-year labor agreement between the IBEW clerical-technical unit and IPL in March 2007, new hires in this bargaining unit are no longer covered under the Defined Benefit Pension Plan but will receive, based on company performance, an annual lump sum company contribution into the Thrift Plan. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee's pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities. Management does not currently expect any of the pension assets to revert back to IPL during 2007.

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

The following table presents information relating to the Pension Plans combined:

                                                    For the Three Months          For the Six Months
                                                       Ended June 30,                Ended June 30,
                                                  --------------------------    -----------------------
                                                      2007         2006             2007        2006
                                                  --------------------------    -----------------------
Pension Benefits                                                       (In Thousands)

Components of net periodic benefit cost
Service cost                                            $1,472       $1,368           $2,943    $2,737
Interest cost                                            7,152        6,969           14,304    13,936
Expected return on plan assets                          (7,703)      (6,777)         (15,406)  (13,554)
Amortization of prior service costs                        687          565            1,374     1,130
Amortization of actuarial loss                           1,409        1,299            2,818     2,599
                                                  --------------------------    -----------------------
Net periodic benefit cost                               $3,017       $3,424           $6,033    $6,848
                                                  ==========================    =======================

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

Other Postretirement Benefits: IPL provides postretirement health care benefits to certain retired or active employees and the spouses of certain retired or active employees. Other postretirement benefit costs for the six month periods ended June 30, 2007 and 2006, were $1.0 million and $1.4 million, respectively.

The following table presents information relating to other postretirement benefits:

                                                        For the Three Months        For the Six Months
                                                           Ended June 30,              Ended June 30,
                                                    ------------ ------------   ------------- -------------
                                                        2007         2006           2007          2006
                                                    ------------ ------------   ------------- -------------
Other postretirement benefits                                           (In Thousands)

Components of net periodic benefit cost
Service cost                                               $330         $362            $661          $723
Interest cost                                               145          159             290           317
Amortization of prior service cost                            2          171               3           343
                                                    ------------ ------------   ------------- -------------
Total net periodic benefit cost                            $477         $692            $954        $1,383
                                                    ============ ============   ============= =============

Expected amortization: The estimated net loss and prior service cost for the other postretirement plan that will be amortized from the regulatory asset into net periodic benefit cost over the 2007 plan year are not expected to be material.

8. REGULATORY MATTERS

Empower: On August 23, 2006, we filed a petition with the Indiana Utility Regulatory Commission ("IURC") in which we sought approval for a new customer choice plan called Empower. The three elements of Empower were: (1) renewable energy options, (2) energy efficiency options and (3) customer service and pricing options. The renewable energy options include a Green Power initiative, renewable energy education and a commitment to invest in a renewable energy project. Energy efficiency options are demand-side management ("DSM") options with a focus on energy efficiency. The customer pricing options would have provided a voluntary alternative to our regulated rates and services and included choices for a Sure Bill, Fixed Rate or Time of Use program. The Empower plan was proposed to replace Elect Plan to allow revenues and expenses related to customers within the plan to be treated as non-jurisdictional in our authorized jurisdictional net operating income calculation. In March 2007, we withdrew this petition and the IURC dismissed the petition in July 2007. As a result of the expiration of Elect Plan and the withdrawal of Empower, net operating income from customers that previously participated in Elect Plan programs is now included in our authorized jurisdictional net operating income calculation. The IURC has initiated state-wide proceedings into the effectiveness of DSM programs offered across Indiana, as well as time-based pricing and other demand response programs. These were also features of the proposed Empower filing. We are participating in each of these proceedings.

Green Power and Demand Side Management: In June 2007, IPL received IURC approval to offer Green Power as a tariff rate in order to continue to provide this customer option without interruption. In addition, IPL received IURC approval in July 2007 of a new DSM petition requesting an extension of the DSM programs currently in place until June 30, 2009.

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

In IPL's March 2006 FAC proceeding, a consumer advocacy group representing some of our industrial customers requested that a sub-docket be established to review our fuel costs. The hearing on instituting this FAC sub-docket was held on May 3, 2006 and IPL received an Order on May 24, 2006 approving the establishment of a sub-docket to review its fuel costs. Our recent FAC Orders approved FAC factors on an interim basis, subject to refund, due to the establishment of the sub-docket. To date, no procedural schedule for this proceeding has been established.

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

9. COMMITMENTS AND CONTINGENCIES

Legal

IPALCO and certain former officers and directors of IPALCO are defendants in a class action lawsuit under the Employment Retirement Income Security Act, filed in the U.S. District Court for the Southern District of Indiana, regarding matters arising from the acquisition of IPALCO by AES. The lawsuit was filed in March 2002 and alleged breach of fiduciary duties with respect to shares held in IPL's 401(k) Thrift Plan. A bench trial was held in February 2006 to determine whether there were any breaches of fiduciary duties. On March 28, 2007 the court issued its judgment, finding for the defendants. An appeal is pending.

As of June 30, 2007 and December 31, 2006, IPL was a defendant in approximately 116 and 114 pending lawsuits, respectively, alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a "premises defendant" in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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

In June 2007, IPL received a letter from an attorney purportedly representing a group of IPL employees and retirees (the "complainants"). The letter claims that IPL is recovering in rates on average approximately $19 million per year allegedly intended for the funding of the IPALCO Voluntary Employee Beneficiary Association Trust ("VEBA Trust"), which provides healthcare and life insurance benefits for certain IPL retirees. The VEBA Trust was spun off to independent trustees by IPALCO in 2000. The spin off of the VEBA Trust was publicly disclosed by IPALCO in the Agreement and Plan of Share Exchange at the time of IPALCO's acquisition by AES. The letter asserts that IPL remains responsible for funding the VEBA Trust and requests that IPL back-fund the trust at the $19 million per year level and fund at the same level going forward. The letter further states that the complainants may file a complaint at the Indiana Utility Regulatory Commission if IPL does not fund the VEBA Trust as demanded. To date, no complaint has been filed. IPL believes it has meritorious defenses to the complainants' claims and it will assert them vigorously in any formal proceeding; however, there can be no assurances that it will be successful in its efforts.

In addition, IPALCO and IPL are involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on IPALCO's consolidated financial statements.

Environmental

IPALCO and IPL are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We believe that we operate in material compliance with environmental laws, regulations and permits and health and safety laws. We cannot assure, however, that we have been or will be at all times in full compliance with such laws, regulations and permits. Please see Note 10 "Commitments and Contingencies - Environmental" of IPALCO's audited financial statements for the year ended December 31, 2006, included in its annual report on Form 10-K/A, for a more comprehensive discussion of environmental matters impacting IPALCO and IPL.

10. SUBSEQUENT EVENT

On June 13, 2007, IPL received an order from the IURC issuing a Certificate of Public Convenience and Necessity for the acquisition of a combustion turbine with a nominal nameplate capacity of 80 megawatts. Approval was granted by FERC on July 13, 2007 and this purchase was completed on July 24, 2007. The turbine is located at IPL's Georgetown substation.

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
  federal and state legislation
  changes in financial or regulatory accounting policies
  environmental matters, including costs of compliance with current and future environmental requirements interest rates and other costs of capital
  the availability of capital
  labor strikes or other workforce factors
  facility or equipment maintenance, repairs and capital expenditures local economic conditions
  acts of terrorism, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes or other catastrophic events costs and effects of legal and administrative proceedings, settlements, investigations and claims and the ultimate disposition of litigation issues related to our participation in the Midwest Independent Transmission System Operator ("Midwest ISO"), including recovery of costs incurred product development and technology changes

Most of these factors affect us through our consolidated subsidiary IPL. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. We undertake no obligation to publicly update or review any forward-looking information, future events or otherwise.

Overview

IPALCO is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is IPL, a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America, is the holding company for our unregulated activities. Mid-America's only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund with a recorded value of $6.4 million, as of June 30, 2007. Our business segments are electric and "all other."

IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 468,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. Historically, approximately 99% of the total electricity produced by IPL has been generated from coal. Natural gas and fuel oil combined to provide the remaining kWh generation (primarily for peaking capacity). IPL's net electric generation capability for winter and summer is 3,500 and 3,361 megawatts, respectively, which includes the acquisition of an 80 megawatt combustion turbine purchased on July 24, 2007 (ses also Liquidity and Capital Resources). Our corporate mission is to serve our customer's needs for electric power in ways that provide exceptional value to our customers, shareholders, people and communities.

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

Comparison of Quarters Ended June 30, 2007 and June 30, 2006

Our second quarter 2007 net income of $30.0 million increased $12.4 million from net income of $17.6 million in the second quarter of 2006. The following discussion highlights the significant factors contributing to this change.

Utility Operating Revenues

Utility operating revenues increased by $7.5 million during the three months ended June 30, 2007 compared to the same period in 2006 as a result of the following (dollars in thousands):

                                      June 30,       June 30,    Increase   Percentage
                                        2007           2006     (Decrease)    Change
                               ------------------------------------------------------
Retail Revenues                      $232,583       $235,551     ($2,968)       -1.3%
Wholesale Revenues                     20,697          9,606      11,091       115.5%
Miscellaneous Revenues                  5,150          5,750        (600)      -10.4%
                               ------------------------------------------
Total Utility Operating
  Revenues                           $258,430       $250,907      $7,523         3.0%
                               ==========================================

Heating Degree Days                       476            445          31         7.0%
Cooling Degree Days                       446            276         170        61.6%

The 1.3% decrease in retail revenues was primarily due to a 6.3% decrease in the weighted average price of kWhs sold ($14.9 million) partially offset by a 5.4% increase in the quantity of kWhs sold ($11.9 million). The $14.9 million decrease in revenue caused by the decreased weighted average price of kWhs sold was primarily due to an $11.6 million decrease in fuel charges, which is offset almost entirely within fuel and purchased power expenses (see discussion in operating expenses). The $11.9 million increase in revenue caused by the increase in the quantity of retail kWhs sold was primarily due to a 61.6% increase in cooling degree days during the comparable periods and because we increased our retail customer base by approximately 2,100 customers or 0.5% from June 30, 2006 to June 30, 2007.

The 115.5% increase in wholesale revenues is primarily due to a 100.0% increase in the quantity of kWhs sold ($10.3 million). The increase in the quantity of kWhs sold in the wholesale market in the second quarter of 2007 over the second quarter of 2006 was primarily due to a scheduled outage that began in March 2006 on one of our large base load coal fired units to enhance environmental emission technology that has significantly reduced pollutant emissions as part of IPL's multi- pollutant plan. This unit was placed back into service on June 24, 2006.

Utility Operating Expenses

The following table illustrates the primary operating expense changes from the quarter ended June 30, 2006 to the quarter ended June 30, 2007 for IPL (dollars in millions):

Operating Expenses for the Quarter Ended June30, 2006         $213.6
   Decrease in fuel                                            (11.9)
   Decrease in maintenance expenses                             (6.4)
   Increase in income taxes - net                                7.8
   Other miscellaneous variances                                 4.0
                                                            ---------
Operating Expenses for the Quarter Ended June 30, 2007        $207.1
                                                            =========

The decrease in fuel is primarily due to a $16.5 million decrease in the deferred fuel adjustment partially offset by a $4.5 million increase in actual fuel costs. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL's FAC and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into expense in the same period that IPL's rates are adjusted. Actual fuel costs increased primarily due to a 15.0% increase in the quantity of coal consumed.

Maintenance expenses were higher in the second quarter of 2006 primarily due to maintenance performed to coincide with a scheduled outage on one of our large base load coal fired units to enhance environmental emission technology that has significantly reduced emissions as part of IPL's multi-pollutant plan. This unit was placed back into service on June 24, 2006.

The $7.8 million increase in income tax expense was primarily due to a $21.9 million increase in pretax net operating income.

Other Income and Deductions

Other income and deductions decreased from income of $9.7 million in the second quarter of 2006 to income of $7.8 million in the second quarter of 2007. Included in this decrease is a $2.0 million decrease in the income tax benefit partially primarily due to changes in previously recorded tax contingencies including a related interest benefit.

Comparison of Six Month Periods Ended June 30, 2007 and June 30, 2006

Net income during the six month period ended June 30, 2007 of $61.0 million increased $19.0 million from net income of $42.0 million during the same period in 2006. The following discussion highlights the significant factors contributing to this change.

Utility Operating Revenues

Utility operating revenues increased by $14.5 million during the six months ended June 30, 2007 compared to the same period in 2006 as a result of the following (dollars in thousands):

                                     June 30,       June 30,    Increase   Percentage
                                       2007           2006     (Decrease)    Change
                               ------------------------------------------------------
Retail Revenues                      $475,854       $470,745      $5,109         1.1%
Wholesale Revenues                     35,530         21,905      13,625        62.2%
Miscellaneous Revenues                  9,683         13,873      (4,190)      -30.2%
                               ------------------------------------------
Total Utility Operating
  Revenues                           $521,067       $506,523     $14,544         2.9%
                               ==========================================

Heating Degree Days                     3,242          2,845         397        14.0%
Cooling Degree Days                       464            276         188        68.1%

Retail revenues increased slightly (1.1%) primarily due to a 5.8% increase in the quantity of kWhs sold ($26.1 million) partially offset by a 4.5% decrease in the weighted average price of kWhs sold ($21.0 million). The increase in the quantity of retail kWhs sold was primarily due to an 18.7% increase in heating and cooling degree days during the comparable periods and because we increased our retail customer base by approximately 2,100 customers or 0.5% from June 30, 2006 to June 30, 2007. The decrease in the weighted average price of kWhs sold was primarily due to a $22.0 million decrease in fuel charges, which is offset almost entirely within fuel and purchased power expenses (see discussion below under "Utility Operating Expenses").

The 62.2% increase in wholesale revenues is primarily due to a 58.4% increase in the quantity of kWhs sold ($13.1 million). More kWhs were available for sale in the wholesale market during the first half of 2007 primarily due to a scheduled outage that began in March 2006 on one of our large base load coal fired units to enhance environmental emission technology that is significantly reducing pollutant emissions as part of IPL's multi-pollutant plan. This unit was placed back into service on June 24, 2006.

The $4.2 million decrease in miscellaneous revenues was primarily due to a $3.5 million gain in the first quarter of 2006 from exchanging 2,510 vintage 2007 sulfur dioxide ("SO2") air emissions allowances for 2,500 vintage 2005 SO2 air emissions allowances. The gain resulted from exchanging allowances that were granted to us by the Environmental Protection Agency at no charge and recorded at cost, which is zero, for allowances that were recorded at their fair market value.

Utility Operating Expenses

The following table illustrates the primary operating expense changes from the six months ended June 30, 2006 to the six months ended June 30, 2007 for IPL (dollars in millions):

Operating Expenses for the Six Months Ended June 30, 2006     $425.1
   Decrease in fuel                                            (18.4)
   Decrease in maintenance expenses                            (13.9)
   Increase in income taxes - net                               14.3
   Increase in purchased power expenses                          4.7
   Increase in depreciation and amortization                     2.9
   Other miscellaneous variances                                 1.9
                                                            ---------
Operating Expenses for the Quarter Ended March 31, 2007       $416.6
                                                            =========

The decrease in fuel is primarily due to a $28.5 million decrease in the deferred fuel adjustment offset by a $9.8 million increase in actual fuel costs. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL's FAC and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into expense in the same period that IPL's rates are adjusted. Actual fuel costs increased primarily due to an 11.0% increase in the quantity of coal consumed.

Maintenance expenses were higher in the first six months of 2006 primarily due to maintenance performed to coincide with the scheduled outage described above.

The $14.3 million increase in income tax expense was primarily due to a $37.5 million increase in pretax net operating income.

Purchased power expense increased due to an increase in the market price of purchased power ($8.6 million) offset by a decrease in the volume of power purchased during the period ($4.0 million). The increased market price of purchased power is influenced by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emission allowances, the supply of and demand for electricity, and the time of day in which power is purchased. The volume of power purchased decreased primarily due to the scheduled outage in the first half of 2006 described above. In addition, depreciation expense increased $1.2 million on $77.3 million of equipment placed in service related to this outage. The remaining increase in depreciation and amortization is primarily due to $1.5 million of deprecation on additional transmission and distribution equipment placed in service since June 2006.

Other Income and Deductions

Other income and deductions decreased from income of $19.6 million in the first six months of 2006 to income of $14.9 million in the first six months of 2007. Included in this decrease is a $6.0 million decrease in the income tax benefit primarily due to changes in previously recorded tax contingencies including a related interest benefit, partially offset by a $1.2 million reduction in consulting fees related to remediation efforts with respect to deferred income taxes and the related regulatory asset balances in 2006.

Liquidity and Capital Resources

As of June 30, 2007, IPALCO had unrestricted cash and cash equivalents of $21.7 million and highly liquid short-term investments of $8.9 million (which are included in Prepayments and other current assets on the accompanying unaudited consolidated balance sheet). We also had $95.6 million of restricted cash, of which $15.6 million is held by a trustee to be made available to IPL as funds are invested on certain qualifying environmental facilities, while the remainder was used to effect the repayment of IPL's first mortgage bonds, 7.375% Series, due August 1, 2007 in the aggregate principal amount of $80 million (see the Capital Resources discussion below). As of June 30, 2007, IPL also had available borrowing capacity of $108.6 million under its $109.4 million committed credit facility after existing letters of credit. All long-term financing arrangements by IPL must first be approved by the IURC and the aggregate amount of IPL's short-term indebtedness must be approved by the Federal Energy Regulatory Commission ("FERC"). IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2008. However, we also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations. We believe that existing restricted and unrestricted cash balances, short-term investments, cash generated from operating activities and borrowing capacity on IPL's committed credit facility will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing restricted and unrestricted cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on IPL's committed credit facility; and (iv) additional debt financing.

Capital Requirements. IPL's construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. IPL's capital expenditures totaled $101.7 million and $98.7 million for the six months ended June 30, 2007 and 2006, respectively. Included in these amounts are approximately $72.5 and $52.2 of expenditures in 2007 and 2006, respectively, on technology designed to reduce environmental emissions related to IPL's clean coal technology projects. Construction expenditures during the first six months of 2007 were financed with internally generated cash provided by operations, borrowings on our credit facility, proceeds from the June 2007 issuance of $165 million first mortgage bonds (see below), and $16.6 million in draws from the construction fund associated with the issuance in September 2006 of $60 million first mortgage bonds. Our capital expenditure program for the three-year period 2007- 2009 is currently estimated to cost approximately $500 million. It includes approximately $149 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $172 million for construction projects designed to reduce SO2 and mercury emissions; $94 million for power plant related projects; $81 million for investments associated with additional generation including the cost of the acquisition of a combustion turbine discussed below, and $4 million for other miscellaneous equipment and furniture. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions are recoverable through jurisdictional retail rate revenue as part of IPL's Clean Coal Technology projects, subject to regulatory approval. Capital expenditures are financed with a combination of internally generated funds and short-term and long-term borrowings.

On June 13, 2007, IPL received an order from the IURC issuing a Certificate of Public Convenience and Necessity for the acquisition of a combustion turbine with a nominal nameplate capacity of 80 megawatts. Approval was granted by FERC on July 13, 2007 and this purchase was completed on July 24, 2007. The turbine is located at IPL's Georgetown substation.

 Capital Resources. IPL had approval from the IURC to refinance $80 million 7.375% first mortgage bonds due 2007 and to issue up to $85 million of new long-term debt at various times throughout the period ending December 2008 to fund, among other things, a portion of its construction program, and other corporate purposes.

Pursuant to this authority, on June 15, 2007 IPL issued $165 million of first mortgage bonds, 6.60% Series, due June 1, 2037.  Proceeds from this offering were used to effect the repayment upon maturity of IPL's first mortgage bonds, 7.375% Series, due August 1, 2007 in the aggregate principal amount of $80 million and to finance a portion of its construction program, reimburse its treasury, repay outstanding short-term borrowings incurred by IPL for such purposes, and for other general corporate purposes. As of June 30, 2007 the proceeds used to effect the repayment of the August 1, 2007 maturity were held in escrow with the trustee and accounted for as restricted cash on the accompanying unaudited consolidated balance sheet.

Additionally, in May 2007, we amended our receivable sale agreement to extend the maturity date to May 27, 2008.

Contractual Cash Obligations. Our 2006 Annual Report on Form 10-K/A contains a table, which details our contractual cash obligations as of December 31, 2006. Significant changes to our contractual cash obligations since December 31, 2006 include an uncertain tax liability of $24.1 million as of June 30, 2007 and the issuance of $165 million of first mortgage bonds due June 1, 2037 (See above for a detailed description of the bonds' significant terms). As described below in New Accounting Pronouncements, IPALCO adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  It is not possible to determine in which future period it might be paid out.

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

All non-union new hires are covered under the RSP Plan, while IBEW physical bargaining unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. As a result of ratifying a new four-year labor agreement between the IBEW clerical-technical unit and IPL in March 2007, new hires in this bargaining unit are no longer covered under the Defined Benefit Pension Plan but will receive, based on company performance, an annual lump sum company contribution into the Thrift Plan. The net cash flow impact of this change is not expected to be material.

Dividends. All of our outstanding common stock is owned by AES. During the first six months of 2007, we paid $30.2 million in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL's results of operations, cash flows, financial condition, capital requirements, financings, regulatory considerations, and such other factors as IPL's board of directors deems relevant.

Environmental Matters

National Ambient Air Quality Standards. On June 21, 2007, the Environmental Protection Agency proposed to lower the primary and secondary ozone standards. The proposal considers a wide range of options but indicates a preference for lowering the standard from 0.085 parts per million down to 0.070 parts per million. Once finalized, the more stringent standard will likely put additional counties into non-attainment for ozone including counties where IPL conducts business. Counties which are designated as non-attainment will be required to develop implementation plans to reduce emissions which contribute to ozone formation. At this time, IPL can not predict the timing or impact of this new standard.

Industry Changes

Midwest ISO's Ancillary Services Market. The Midwest ISO filed with FERC on February 15, 2007 for approval of a market redesign that includes the start-up of ancillary services markets to be implemented in the spring of 2008. The design initiates markets for supplemental reserves, spinning reserves, and regulation on a footprint wide basis and is compulsory.  On June 22, 2007, FERC issued an order rejecting the filing without prejudice, finding the filing to be deficient in two key areas: (1) the Midwest ISO did not submit a market power analysis in support of the proposed market and (2) they did not submit a readiness plan (to also include a reversion plan) to ensure reliability during the transition from the current reserve and regulation system managed by individual balancing authorities to a centralized ancillary services market managed by the Midwest ISO. In its Order, FERC did not specifically address several issues material to IPL and other Midwest ISO participants; therefore, IPL filed a Request for Rehearing on July 23, 2007. The Midwest ISO plans to re-file with FERC in September 2007 and expects a definitive order by the end of 2007. IPL cannot predict if the market redesign will be accepted, in whole or in part, by FERC.

Reliability Standards. On March 15, 2007, the FERC approved 83 of 107 reliability standards for the bulk-power system making them mandatory and enforceable.  Enforcement of the 83 reliability standards began on June 18, 2007. Compliance with the standards is now mandatory and non-compliance may result in monetary fines up to $1 million per day.  Enforcement of the reliability standards will be by the North American Electric Reliability Corporation ("NERC") as the designated Electric Reliability Organization.

The remaining 24 reliability standards address performance and physical and cyber security issues.  Some of the standards require regional reliability organizations to develop regional procedures and submit particular criteria that would apply to a given region. Other standards, FERC has acknowledged, need clarification, improvement or strengthening, and this will be up to NERC to continue to improve the reliability standards over time. It is anticipated that these revisions will take place over the next 2-3 years.

At this time, we cannot fully predict the effect the new Electric Reliability Organization and reliability standards will have on IPL. We will continue to monitor the revisions to the reliability standards and will continue working towards assuring full compliance with all applicable reliability standards.

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

SFAS No. 157, "Fair Value Measurements"

In September 2006, the FASB released SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has determined that SFAS No. 157 will not have a material impact on our results of operation or financial position

SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities"

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in IPL's exposure to market risks since December 31, 2006 other than the issuance of $165 million of fixed rate first mortgage bonds, as described above in Liquidity and Capital Resources, which increases our exposure to changes in the fair value of debt.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of June 30, 2007. IPL's management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of June 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please see IPALCO's Form 10-Q for the quarterly period ending March 31, 2007 for a description of legal proceedings that occurred during the first quarter of 2007.

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in IPALCO's 2006 annual report on Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document

4.1   Fifty-fourth supplemental indeture dated as of June 1, 2007

31.1  Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).

31.2  Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).

  32  Certification required by Rule 13a-14(b) or 15d-14(b) and by 18 U.S.C. Section 135

99.1  Fifth Amendment dated May 29, 2007 to Amended and Restated Receivables Sales Agreement Dated as of July 20, 2004

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

(Registrant)

Date: August 8, 2007	By:	/s/ Frank P. Marino

Frank P. Marino
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date: August 8, 2007	By:	/s/ Kurt A. Tornquist

Kurt A. Tornquist
Controller
(Principal Accounting Officer)