Form 10-Q
period 2007-09-30
IPALCO ENTERPRISES, INC.
filed 2007-11-07
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007

Commission file number 1-8644

IPALCO ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1575582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Monument Circle Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 317-261-8261

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes☐   No ☑

At November 7, 2007, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

IPALCO ENTERPRISES, INC.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

UTILITY OPERATING REVENUES	$274,327	$273,058	$795,394	$779,581

UTILITY OPERATING EXPENSES:
Operation:
Fuel	66,412	69,153	188,371	209,525
Other operating expenses	43,142	43,370	124,207	123,857
Power purchased	14,857	13,429	39,159	33,052
Maintenance	16,590	15,678	58,813	71,800
Depreciation and amortization	36,037	34,361	106,357	101,755
Taxes other than income taxes	10,318	9,242	31,304	29,024
Income taxes-net	30,034	33,565	85,744	74,928
Total utility operating expenses	217,390	218,798	633,955	643,941
UTILITY OPERATING INCOME	56,937	54,260	161,439	135,640

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	1,359	460	3,603	2,281
Other - net	(29)	(532)	(312)	(1,788)
Income tax benefit - net	6,369	6,109	19,326	25,116
Total other income and (deductions) - net	7,699	6,037	22,617	25,609

INTEREST AND OTHER CHARGES:
Interest on long-term debt	29,458	27,861	85,225	83,388
Other interest	184	953	1,606	2,528
Allowance for borrowed funds used during construction	(1,197)	(642)	(3,115)	(1,951)
Amortization of redemption premiums and expense on debt	730	778	2,313	2,359
Preferred dividends of subsidiary	803	803	2,410	2,410
Total interest and other charges-net	29,978	29,753	88,439	88,734
NET INCOME	$34,658	$30,544	$95,617	$72,515
Other comprehensive income (loss)	-	(1,075)	-	381
TOTAL COMPREHENSIVE INCOME	$34,658	$29,469	$95,617	$72,896

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In Thousands)
	September 30,	December 31,
	2007	2006
ASSETS
UTILITY PLANT:
Utility plant in service	$3,817,784	$3,578,525
Less accumulated depreciation	1,549,346	1,485,459
Utility plant in service - net	2,268,438	2,093,066
Construction work in progress	72,731	152,801
Spare parts inventory	1,428	1,587
Property held for future use	591	591
Utility plant - net	2,343,188	2,248,045

OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	704	709
Other investments	10,395	10,141
Other assets - net	11,099	10,850

CURRENT ASSETS:
Cash and cash equivalents	11,324	8,645
Restricted cash	4,265	31,720
Short-term investments	24,760	1,600
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $1,957 and $1,802, respectively)	74,015	67,875
Fuel - at average cost	25,626	30,589
Materials and supplies - at average cost	54,508	53,045
Net income tax receivable	3,205	5,800
Deferred tax asset - current	3,070	-
Regulatory assets	3,627	4,508
Prepayments and other current assets	10,137	6,465
Total current assets	214,537	210,247

DEFERRED DEBITS:
Regulatory assets	319,534	320,413
Miscellaneous	21,865	18,410
Total deferred debits	341,399	338,823
TOTAL	$2,910,223	$2,807,965

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Premium on 4% cumulative preferred stock	$649	$649
Paid in capital	4,647	3,479
Accumulated deficit	(8,331)	(54,808)
Accumulated other comprehensive loss	-	(2)
Total common shareholder’s deficit	(3,035)	(50,682)
Cumulative preferred stock of subsidiary	59,135	59,135
Long-term debt	1,646,553	1,481,516
Total capitalization	1,702,653	1,489,969

CURRENT LIABILITIES:
Line of credit and current portion of long-term debt	-	155,000
Accounts payable and accrued expenses	87,419	74,472
Accrued real estate and personal property taxes	15,257	15,908
Accrued income taxes	789	-
Accrued interest	41,373	26,096
Customer deposits	15,650	14,446
Other current liabilities	12,276	10,049
Total current liabilities	172,764	295,971

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Accumulated deferred income taxes - net	394,487	425,638
Non-current income tax liability	24,174	-
Asset retirement obligations	450,520	431,993
Unamortized investment tax credit	18,272	20,216
Accrued pension and other postretirement benefits	136,438	132,453
Miscellaneous	10,915	11,725
Total deferred credits and other long-term liabilities	1,034,806	1,022,025

COMMITMENTS AND CONTINGENCIES (Note 11)
TOTAL	$2,910,223	$2,807,965

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In Thousands)
	Nine Months Ended
	September 30,
	2007	2006
CASH FLOWS FROM OPERATIONS:
Net income	$95,617	$72,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,910	100,986
Amortization of regulatory assets	4,736	3,150
Deferred income taxes and investment tax credit adjustments - net	(4,687)	34,089
Gains on sales and exchange of environmental emissions allowances	(655)	(4,690)
Noncash dividend income	-	(410)
Preferred dividends of subsidiary	2,410	2,410
Allowance for equity funds used during construction	(3,536)	(2,281)
Change in certain assets and liabilities:
Accounts receivable	(6,140)	40
Fuel, materials and supplies	3,500	(8,410)
Income taxes receivable or payable	4,122	22,350
Accounts payable and accrued expenses	11,301	(3,274)
Accrued real estate and personal property taxes	(651)	(3,676)
Accrued interest	15,278	11,751
Pension and other postretirement benefit expenses	3,984	(25,610)
Short-term and long-term regulatory assets and liabilities	(9,223)	24,195
Other - net	(2,645)	(4,209)
Net cash provided by operating activities	218,321	218,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(167,230)	(148,642)
Change in restricted cash	28,394	(83,737)
Purchase of environmental emissions allowances	(1,927)	(16,275)
Purchase of short-term investments	(277,105)	(25,550)
Proceeds from sales and maturities of short-term investments	254,369	25,475
Other	(7,547)	(5,095)
Net cash used in investing activities	(171,046)	(253,824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (repayments) - net	(75,000)	14,500
Long-term borrowings	164,985	100,000
Retirement of long-term debt	(80,000)	-
Dividends on common stock	(49,578)	(75,250)
Preferred dividends of subsidiary	(2,410)	(2,410)
Other	(2,593)	(2,976)
Net cash used in financing activities	(44,596)	33,864
Net change in cash and cash equivalents	2,679	(1,034)
Cash and cash equivalents at beginning of period	8,645	6,008
Cash and cash equivalents at end of period	$11,324	$4,974

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest (net of amount capitalized)	$71,028	$74,165
Income taxes	$66,984	$(5,970)

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

1. ORGANIZATION

IPALCO Enterprises, Inc. (“IPALCO”) is a wholly-owned subsidiary of The AES Corporation (“AES”). IPALCO owns all of the outstanding common stock of its subsidiaries. These include its regulated electric utility subsidiary, Indianapolis Power & Light Company (“IPL”), and its unregulated subsidiary, Mid-America Capital Resources, Inc. (“Mid-America”). Substantially all of IPALCO’s business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. IPL has approximately 468,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two separately sited combustion turbines that are all used for generating electricity. IPL’s net electric generation capability for winter is 3,492 megawatts and net summer capability is 3,353 megawatts. Mid-America conducts IPALCO’s unregulated activities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

These unaudited financial statements have been prepared in accordance with the accounting policies described in IPALCO’s audited financial statements for the year ended December 31, 2006, included in its annual report on Form 10-K/A and should be read in conjunction therewith. The following information is additive to the 10-K/A disclosure and does not represent a change in accounting policy:

Short-term Investments: Our short-term investments consist primarily of various financial instruments, such as tax-exempt debt securities that frequently have stated maturities of 20 years or more and taxable and tax-exempt auction rate securities. We actively invest a portion of our available cash balances in such instruments. These instruments provide for a high degree of liquidity through features such as daily and seven day notice put options and 7, 28, and 35 day auctions which allow for the redemption of the investments at their face amounts plus earned income. As we intend to sell these instruments within one year or less, they are classified as current assets. Purchases and sales of securities are presented on a gross basis within Cash Flows from Investing Activities in the accompanying Unaudited Consolidated Statements of Cash Flows

Accounting for Revenues in the Midwest Independent Transmission System Operator, Inc. (“Midwest ISO”) market: IPL offers its generation and bids its demand into the Midwest ISO market on an hourly basis. IPL accounts for these hourly offers and bids on a net basis.

3. BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of IPALCO, IPL and Mid-America. All significant intercompany amounts have been eliminated. The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for annual fiscal reporting periods. In the opinion of management all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited financial statements have been prepared in accordance with the accounting policies described in IPALCO’s audited financial statements for the year ended December 31, 2006, included in its annual report on Form 10-K/A and should be read in conjunction therewith.

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

4. UTILITY PLANT IN SERVICE

On June 13, 2007, IPL received an order from the Indiana Utility Regulatory Commission (“IURC”) issuing a Certificate of Public Convenience and Necessity for the acquisition of a combustion turbine with a nominal nameplate capacity of 80 megawatts. Approval was granted by the Federal Energy Regulatory Commission on July 13, 2007 and this purchase was completed on July 24, 2007. The turbine is in service and is located at IPL’s Georgetown substation. IPL previously operated this unit on behalf of the unit’s previous owner.

On September 17, 2007, IPL placed into service pollution control technology to address required sulfur dioxide (“SO2”) and mercury emissions reductions from its power plants and to reduce fine particulate pollution in the atmosphere at a cost of approximately $180 million. This enhancement was performed at IPL’s Harding Street generating station on Unit 7 and is part of IPL’s clean coal technology projects. The $180 million recognized in September 2007 does not reflect the total cost of the project, which is not yet finalized. IPL believes these expenditures were necessary to reliably and economically achieve a level of emission reductions that complies with Environmental Protection Agency’s (“EPA”) State Implementation Plan Call, the Clean Air Interstate Rule and the Clean Air Mercury Rule (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters”). IPL anticipates additional costs to comply with the Clean Air Interstate Rule and the Clean Air Mercury Rule and it is IPL’s intent to seek recovery of any additional costs. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions are recoverable from jurisdictional retail customers as part of IPL’s clean coal technology projects, however, since jurisdictional retail rates are subject to regulatory approval, there can be no assurance that all costs will be recovered in rates.

5. NEW ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”: In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

IPALCO adopted the provisions of FIN No. 48 on January 1, 2007. Under FIN No. 48, IPALCO must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of IPALCO’s reassessment of its tax positions in accordance with FIN No. 48 did not have a material effect on the results of operations, financial condition or liquidity. See Note 7 “Income Taxes”.

Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements”: In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact SFAS No. 157 may have on our results of operations or financial position.

SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”: In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for IPALCO beginning in 2008, but early adoption is permitted. IPALCO has chosen not to early adopt and management does not believe SFAS No. 159 will have a material impact on our results of operations or financial position.

6. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. IPALCO’s reportable business segments are electric and “all other.” The “all other” category primarily includes the IPALCO $750 million Senior Secured Notes as of September 30, 2007 and December 31, 2006, approximately $1.3 million and $0.9 million of nonutility cash and cash equivalents, as of September 30, 2007 and December 31, 2006, respectively; long-term nonutility investments of $9.4 million and $9.0 million as of September 30, 2007 and December 31, 2006, respectively and income taxes and interest related to those items. There was no utility operating income other than the activities of IPL during the periods covered by this report. Nonutility assets represented less than 1% of IPALCO’s total assets as of September 30, 2007 and December 31, 2006 and there were no nonutility capital expenditures during the nine-month periods ended September 30, 2007 and September 30, 2006.

7. INCOME TAXES

IPALCO’s effective combined state and federal income tax rates for the nine-month periods ended September 30, 2007 and 2006 were 41.0% and 40.7%, respectively. The lower effective rate reported in 2006 was primarily caused by the recognition of interest income related to income taxes recorded during 2006 as a result of the completion of an IRS examination of our filings for the period 1996 through March of 2001.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income. As a subsidiary of AES, IPALCO files income tax returns in the U.S. federal jurisdiction and the state of Indiana. IPALCO is no longer subject to U.S. or state income tax examinations for tax years through March 27, 2001.

As described in Note 5, “New Accounting Pronouncements”, IPALCO adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The implementation of FIN No. 48 resulted primarily in a reclassification of Accumulated deferred tax liabilities to Non-current income taxes payable and no significant cumulative impact to Accumulated Deficit. The gross unrecognized tax benefit balance as of the date of adoption was $22.8 million. The unrecognized tax benefits represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of the deductions will not affect the annual effective tax rate but would accelerate the tax payments to an earlier period. It is expected that the amount of unrecognized tax benefits may change in the next twelve months; however, management does not expect the change to have a significant impact on IPALCO’s financial statements.

Tax-related interest expense is reported as a part of the provision for federal and state income taxes. Penalties, if incurred, would also be recognized as a component of tax expense. As of January 1, 2007, IPALCO has recorded a liability of $3.3 million, of which $1.9 million is classified as current, for the payments of interest and a receivable of $0.7 million, all of which is classified as current, for a refund of interest. The liability/receivable for the payment/receipt of interest did not materially change as of September 30, 2007.

8. INDEBTEDNESS AND RESTRICTED CASH

On June 15, 2007 IPL issued $165 million of first mortgage bonds, 6.60% Series, due June 1, 2037. Proceeds from this offering were used to effect the repayment upon maturity of IPL’s first mortgage bonds, 7.375% Series, due August 1, 2007 in the aggregate principal amount of $80 million and to finance a portion of its construction program, reimburse its treasury, repay outstanding short-term borrowings incurred by IPL for such purposes, and for other general corporate purposes.

As of September 30, 2007, $4.3 million of restricted cash remains of the $31.7 million existing at the beginning of 2007. This restricted cash related to the September 27, 2006 issuance of $60 million of first mortgage bonds by the Indiana Finance Authority on behalf of IPL is being held to reimburse IPL for expenditures on certain qualifying environmental facilities.

9. PENSION AND OTHER POSTRETIREMENT BENEFITS

Employees’ Retirement Plan: Approximately 90% of IPL’s active employees are covered by the Employees’ Retirement Plan of Indianapolis Power & Light Company (“Defined Benefit Pension Plan”); as well as, the Employees’ Thrift Plan of Indianapolis Power & Light Company (“Thrift Plan”). The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 10% of active employees are covered by the AES Retirement Savings Plan (“RSP Plan”). The RSP Plan is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP Plan, while International Brotherhood of Electrical Workers (“IBEW”) physical bargaining unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. As a result of ratifying a new four-year labor agreement between the IBEW clerical-technical unit and IPL in March 2007, new hires in this bargaining unit are no longer covered under the Defined Benefit Pension Plan but will receive, based on IPL’s company performance, an annual lump sum company contribution into the Thrift Plan. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee’s pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities. Management does not currently expect any of the pension assets to revert back to IPL during 2007. In addition, IPL will change its measurement date from November 30 to December 31 coinciding with the plan year ending December 31, 2008.

Supplemental Retirement Plan: Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified supplemental pension plan.

Pension Funding: IPL’s funding policy for the Defined Benefit Pension Plan and the Supplemental Retirement Plan is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes, with the plan to avoid the “at risk” status and to meet targeted funding levels necessary to qualify under standards of the Pension Benefit Guaranty Corporation for exemption from certain administrative requirements.

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

The following table presents information relating to the Pension Plans combined:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Pension Benefits	(In Thousands)

Components of net periodic benefit cost
Service cost	$1,472	$1,404	$4,415	$4,141
Interest cost	7,152	7,033	21,456	20,969
Expected return on plan assets	(7,703)	(6,866)	(23,108)	(20,420)
Amortization of actuarial loss	1,409	1,300	4,227	3,899
Amortization of prior service costs	687	668	2,060	1,798
Total net periodic benefit cost	$3,017	$3,539	$9,050	$10,387

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

Other Postretirement Benefits: IPL provides postretirement health care benefits to certain retired or active employees and their spouses. Other postretirement benefit costs for the nine-month periods ended September 30, 2007 and 2006 were $1.4 million and $2.1 million, respectively.

The following table presents information relating to other postretirement benefits:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Other Postretirement Benefits	(In Thousands)

Components of net periodic benefit cost
Service cost	$330	$362	$991	$1,085
Interest cost	145	159	435	476
Amortization of prior service cost	2	171	5	514
Net periodic benefit cost	$477	$692	$1,431	$2,075

Expected amortization: The estimated net loss and prior service cost for the other postretirement plan that will be amortized from the regulatory asset into net periodic benefit cost over the 2007 plan year are not expected to be material.

10. REGULATORY MATTERS

Empower: On August 23, 2006, IPL filed a petition with the IURC in which IPL sought approval for a new customer choice plan called Empower. The three elements of Empower were: (1) renewable energy options, (2) energy efficiency options and (3) customer service and pricing options. The renewable energy options include a Green Power initiative, renewable energy education and a commitment to invest in a renewable energy project. Energy efficiency options are demand-side management (“DSM”) options with a focus on energy efficiency. The customer pricing options would have provided a voluntary alternative to IPL’s regulated rates and services and included choices for a Sure Bill, Fixed Rate or Time of Use program. The Empower plan was proposed to replace Elect Plan to allow revenues and expenses related to customers within the plan to be treated as non-jurisdictional in our authorized jurisdictional net operating income calculation. In March 2007, IPL withdrew this petition and the IURC dismissed the petition in July 2007. See below for separate filings and approval of Green Power and DSM. As a result of the expiration of Elect Plan and the withdrawal of Empower, net operating income from customers that previously participated in Elect Plan programs is now included in our authorized jurisdictional net operating income calculation. The IURC has conducted state-wide proceedings into the effectiveness of DSM programs offered across Indiana, as well as time-based pricing and other demand response programs. These were also features of the proposed Empower filing. In August 2007, the IURC issued an order on time-based pricing and other demand response programs, finding that time-based metering standards of the Energy Policy Act of 2005 should not be adopted at this time.

Green Power and Demand Side Management: : In June 2007, IPL received IURC approval to offer Green Power as a tariff rate in order to continue to provide this customer option without interruption. In addition, IPL received IURC approval in July 2007 of a new DSM petition requesting an extension of the DSM programs currently in place until June 30, 2009.

Fuel Adjustment Charge: IPL may apply to the IURC for a change in its fuel charge every three months to recover its estimated fuel costs, including the fuel portion of purchased power costs, which may be above or below the levels included in IPL’s basic rates and charges. IPL must present evidence in each fuel adjustment charge (“FAC”) proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power, or both, so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible.

In IPL’s March 2006 FAC proceeding, a consumer advocacy group representing some of IPL’s industrial customers requested that a sub-docket be established to review fuel costs. The hearing on instituting this FAC sub-docket was held on May 3, 2006 and IPL received an Order on May 24, 2006 approving the establishment of a sub-docket to review its fuel costs. IPL’s recent FAC Orders approved FAC factors on an interim basis, subject to refund, due to the establishment of the sub-docket. To date, no procedural schedule for this proceeding has been established.

Purchased power costs below an established benchmark are presumed to be recoverable energy costs. Under a settlement agreement amended and approved by the IURC in March 2007, which expires April 30, 2008, the benchmark for IPL is established prospectively each month based on the lesser of the futures settlement price on the last trading day of the current month for next month, for natural gas or No. 2 fuel oil. The settlement also generally provides for recovery of 85% of power purchased up to $700/MWh to replace capacity losses for certain full forced outages and environmental derates (unit impairment for environmental conditions) for power purchases up to the first 11% of IPL’s total rated summer capacity in any hour and full recovery for power purchases exceeding 11% of IPL’s total rated summer capacity in any hour.

Midwest ISO Real Time Revenue Sufficiency Guarantee (“RSG”): On April 17, 2007, the Midwest ISO proposed a change that has been implemented to the calculation of the RSG First Pass charge. The Midwest ISO collects RSG First Pass charges from market participants that deviate from their day ahead generation commitments in order to ensure that committed generation resources are guaranteed recovery of their production costs. In the past, the RSG Second Pass charge was used as a socialized uplift charge to all load serving entities (“LSE”) to help avoid a catastrophic charge to a few market participants during extreme RSG First Pass situations. This new methodology under collects the necessary RSG First Pass charge and requires LSEs like IPL to be charged a RSG Second Pass distribution socialized cost to compensate for the under collection. However, the Midwest ISO’s revised RSG methodology affects IPL and other LSEs on both a retroactive and prospective basis. IPL and several other Midwest ISO LSEs have intervened at FERC regarding the revised methodology and charge. In addition, other Midwest ISO LSEs have appealed in the U.S. Court of Appeals for the District of Columbia Circuit to attempt to address this issue in parallel with the FERC proceeding. The Midwest ISO is also in the process of proposing changes to the current methodology and expects to file with the FERC by the end of the year.

In accordance with SFAS 71, we have deferred such costs as long-term regulatory assets based primarily on an order from the IURC granting deferral. In our most recent fuel filing with the IURC, we proposed to recover a portion of the additional RSG Second Pass costs as fuel costs, but it is unclear if the filing will be successful. Through the first nine months of 2007, IPL has deferred approximately $7.9 million of RSG Second Pass charges, including approximately $5.6 million of retroactive charges. If the methodology is not modified, IPL will continue to pay retroactive RSG Second Pass charges through January 31, 2008. The total of all Midwest ISO long-term regulatory assets as of December 31, 2006 and September 31, 2007 is $35.0 million and $49.8 million, respectively.

11. COMMITMENTS AND CONTINGENCIES

Legal

IPALCO and certain former officers and directors of IPALCO are defendants in a class action lawsuit under the Employment Retirement Income Security Act, filed in the U.S. District Court for the Southern District of Indiana, regarding matters arising from the acquisition of IPALCO by AES. The lawsuit was filed in March 2002 and alleged breach of fiduciary duties with respect to shares held in IPL’s 401(k) Thrift Plan. A bench trial was held in February 2006 to determine whether there were any breaches of fiduciary duties. On March 28, 2007 the court issued its judgment, finding for the defendants. An appeal is pending.

As of September 30, 2007 and December 31, 2006, IPL was a defendant in approximately 115 and 114 pending lawsuits, respectively, alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant” in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

It is possible that material additional loss with regard to the asbestos lawsuits could be incurred. At this time, an estimate of additional loss cannot be made. IPL has settled a number of asbestos related lawsuits for amounts which, individually and in the aggregate, are not material to IPL or IPALCO’s financial position, results of operations, or cash flows. Historically, settlements paid on IPL’s behalf have been comprised of proceeds from one or more insurers along with comparatively smaller contributions by IPL. We are unable to estimate the number of, the effect of, or losses or range of loss which are reasonably possible from the pending lawsuits or any additional asbestos suits. Furthermore, we are unable to estimate the portion of a settlement amount, if any, that may be paid from any insurance coverage for any known or unknown claims. Accordingly, there is no assurance that the pending or any additional suits will not have a material adverse effect on IPALCO’s consolidated financial statements.

In June 2007, IPL received a letter from an attorney purportedly representing a group of IPL employees and retirees (the “complainants”). The letter claims that IPL is recovering in rates on average approximately $19 million per year allegedly intended for the funding of the IPALCO Voluntary Employee Beneficiary Association Trust (“VEBA Trust”), which provides healthcare and life insurance benefits for certain IPL retirees. The VEBA Trust was spun off to independent trustees by IPALCO in 2000. The spin off of the VEBA Trust was publicly disclosed by IPALCO in the Agreement and Plan of Share Exchange at the time of IPALCO’s acquisition by AES. The letter asserts that IPL remains responsible for funding the VEBA Trust and requests that IPL back-fund the trust at the $19 million per year level and fund at the same level going forward. The letter further states that the complainants may file a complaint at the Indiana Utility Regulatory Commission if IPL does not fund the VEBA Trust as demanded. Although the complainants have indicated that they may file a complaint in the near future, no complaint has been filed to date.  IPL believes it has meritorious defenses to the complainants’ claims and it will assert them vigorously in any formal proceeding; however, there can be no assurances that it will be successful in its efforts.

In addition, IPALCO and IPL are involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management, based upon advice of counsel, believes that the final outcome will not have a material adverse effect on IPALCO’s consolidated financial statements.

Environmental

IPALCO and IPL are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We believe that we operate in material compliance with environmental laws, regulations and permits and health and safety laws. We cannot assure, however, that we have been or will be at all times in full compliance with such laws, regulations and permits. Please see Note 10 “Commitments and Contingencies - Environmental” of IPALCO’s audited financial statements for the year ended December 31, 2006, included in its annual report on Form 10-K/A, for a more comprehensive discussion of environmental matters impacting IPALCO and IPL.

Clean Air Mercury Rule. In October 2007 the Indiana Air Pollution Control Board adopted in final form the Federal Clean Air Mercury Rule. This rule will require IPL to reduce its mercury emissions by approximately 70% in two phases with the first phase beginning on January 1, 2010 and the second phase on January 1, 2018. IPL believes it will not be required to install mercury specific controls during Phase I. Instead IPL will meet the Phase I mercury emission reduction requirements by removing mercury with existing pollution control equipment such as flue gas desulfurization systems, selective catalytic reduction, and precipitators. The impact of Phase II is uncertain at this time.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Cautionary Note Regarding Forward-Looking Statements

This Report on Form 10-Q includes “forward-looking statements” including, in particular, the statements about our plans, strategies and prospects under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income, expenses or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words “could,” “may,” “predict,” “anticipate,” “would,” “believe,” “estimate,” “expect,” “forecast,” “project,” “objective,” and similar expressions are intended to identify forward-looking statements.

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
  federal and state legislation
  changes in financial or regulatory accounting policies
  environmental matters, including costs of compliance with current and future environmental requirements interest rates and other costs of capital
  the availability of capital
  labor strikes or other workforce factors
  facility or equipment maintenance, repairs and capital expenditures local economic conditions
  acts of terrorism, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes or other catastrophic events costs and effects of legal and administrative proceedings, settlements, investigations and claims and the ultimate disposition of litigation issues related to our participation in the Midwest Independent Transmission System Operator (“Midwest ISO”), including recovery of costs incurred product development and technology changes

Most of these factors affect us through our consolidated subsidiary IPL. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. We undertake no obligation to publicly update or review any forward-looking information, future events or otherwise.

Overview

IPALCO is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is IPL, a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America, is the holding company for our unregulated activities. Mid-America’s only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund with a recorded value of $6.8 million, as of September 30, 2007. Our business segments are electric and “all other.”

IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 468,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. Historically, approximately 99% of the total electricity produced by IPL has been generated from coal. Natural gas and fuel oil combined to provide the remaining generation (primarily for peaking capacity). IPL’s net electric generation capability for winter and summer is 3,492 and 3,353 megawatts, respectively. Our corporate mission is to serve our customer’s needs for electric power in ways that provide exceptional value to our customers, shareholders, people and communities.

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

Comparison of Quarters Ended September 30, 2007 and September 30, 2006

Our third quarter 2007 net income of $34.7 million increased $4.2 million from net income of $30.5 million in the third quarter of 2006. The following discussion highlights the significant factors contributing to this change.

Utility Operating Revenues

Utility operating revenues increased by $1.3 million during the three months ended September 30, 2007 compared to the same period in 2006 as a result of the following (dollars in thousands):

	Three Months Ended
	September 30,		Increase	Percentage
	2007	2006	(Decrease)	Change

Retail Revenues	$258,767	$253,844	$4,923	1.9%
Wholesale Revenues	11,081	14,673	(3,592)	(24.5)%
Miscellaneous Revenues	4,479	4,541	(62)	(1.4)%
Total Utility Operating Revenues	$274,327	$273,058	$1,269	0.5%

Heating Degree Days	19	84	(65)	(77.4)%
Cooling Degree Days	990	751	239	31.8%

The 1.9% increase in retail revenues was primarily due to 2.5% increase in the quantity of kWhs sold ($7.4 million) partially offset by 0.6% decrease in weighted average price of kWhs sold ($2.5 million). The $7.4 million increase in revenue caused by the increase in the quantity of retail kWhs sold was primarily due to an increase in cooling degree days during the comparable periods from September 30, 2006 to September 30, 2007. The $2.5 million decrease in revenue caused by the decreased weighted average price of kWhs sold was primarily due to a $2.9 million decrease in fuel revenues, which is offset almost entirely within fuel and purchased power expenses (see discussion in “Utility Operating Expenses”).

The 24.5% decrease in wholesale revenues is primarily due to a decrease in the quantity of kWhs sold ($3.6 million). The decrease in the quantity of kWhs sold in the wholesale market in the third quarter of 2007 compared to the third quarter of 2006 was primarily due to an increase in the quantity of kWhs sold for retail, which allowed for fewer kWhs to be sold in the wholesale market.

Utility Operating Expenses

The following table illustrates the primary operating expense changes from the quarter ended September 30, 2006 to the quarter ended September 30, 2007 for IPL (dollars in millions):

Operating Expenses for the Quarter Ended September 30, 2006	$218.8
Decrease in income taxes - net	(3.5)
Decrease in fuel	(2.7)
Increase in depreciation and amortization	1.7
Increase in purchase power	1.4
Increase in property taxes	1.1
Other miscellaneous variances	0.6
Operating Expenses for the Quarter Ended September 30, 2007	$217.4

The $3.5 million decrease in income tax expense was primarily due to operating income tax contingencies recorded in the third quarter of 2006.

The decrease in fuel is primarily due to a $5.5 million decrease in the deferred fuel adjustment, partially offset by a $2.3 million increase in actual fuel costs and a $0.4 million increase in the cost of ash disposal. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL’s FAC and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into expense in the same period that IPL’s rates are adjusted. Actual fuel costs increased primarily due to a 3.1% increase in the price of coal consumed.

The increase in depreciation and amortization is primarily due to a $252.3 million net increase in utility plant in service since June 30, 2006, which is primarily utility plant additions related to our clean coal technology projects.

Purchase power expense increased primarily due to an increase in the market price of purchased power ($1.0 million). The price of purchase power is influenced by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emission allowances, the supply of and demand for electricity, and the time of day in which power is purchased.

Property tax expense is included in “Taxes other than income taxes” on the accompanying unaudited consolidated statements of income. The $1.1 million increase in property tax expense is primarily due to an increase in the average net property tax rate and an increase in the 2007 assessed value of IPL’s property, as compared to 2006.

Other Income and Deductions

Other income and deductions increased from income of $6.0 million in the third quarter of 2006 to income of $7.7 million in the third quarter of 2007. Included in this increase is a $0.9 million increase in the allowance for equity funds used during construction primarily due to increased capital expenditures related to our clean coal technology projects. There is also a $0.6 million increase in interest income on investment securities.

Comparison of Nine Month Periods Ended September 30, 2007 and September 30, 2006

Net income during the nine-month period ended September 30, 2007 of $95.6 million increased $23.1 million from net income of $72.5 million during the same period in 2006. The following discussion highlights the significant factors contributing to this change.

Utility Operating Revenues

Utility operating revenues increased by $15.8 million during the nine months ended September 30, 2007 compared to the same period in 2006 as a result of the following (dollars in thousands):

	Nine Months Ended
	September 30,		Increase	Percentage
	2007	2006	(Decrease)	Change

Retail Revenues	$734,621	$724,589	$10,032	1.4%
Wholesale Revenues	46,611	36,578	10,033	27.4%
Miscellaneous Revenues	14,162	18,414	(4,252)	(23.1)%
Total Utility Operating Revenues	$795,394	$779,581	$15,813	2.0%

Heating Degree Days	3,261	2,929	332	11.3%
Cooling Degree Days	1,454	1,027	427	41.6%

The 1.4% increase in retail revenues was primarily due to 4.6% increase in the quantity of kWhs sold ($36.5 million), partially offset by 3.1% decrease in weighted average price of kWhs sold ($26.5 million). The $36.5 million increase in revenue caused by the increase in the quantity of retail kWhs sold was primarily due to increases in heating and cooling degree days during the comparable periods. The $26.5 million decrease in revenue caused by the decreased weighted average price of kWhs sold was primarily due to a $22.3 million decrease in fuel revenues, which is offset almost entirely within fuel and purchased power expenses (see discussion in “Utility Operating Expenses”). The price decrease in revenues is also partially due to a $10.8 million decrease in the weighted average per kWh rate, excluding fuel recovery and costs related to our clean coal technology programs, charged to our residential and commercial customers. Our declining block rate structure generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. These decreases were partially offset by a $5.3 million increase in revenues from retail customers associated with our clean coal technology programs.

The 27.4% increase in wholesale revenues is primarily due to a 21.8% increase in the quantity of kWhs sold ($8.3 million). More kWhs were available for sale in the wholesale market during the nine months ending 2007 over the same period in 2006 primarily due to a scheduled outage that began in March 2006 on one of our large base-load coal-fired units. The scheduled outage enhanced environmental emission technology that is significantly reducing emissions as part of our clean coal technology projects. This unit was placed back into service on June 24, 2006.

The $4.3 million decrease in miscellaneous revenues was primarily due to a $3.5 million gain in the first quarter of 2006 from exchanging 2,510 vintage 2007 sulfur dioxide (“SO2”) air emissions allowances for 2,500 vintage 2005 SO2 air emissions allowances. The gain resulted from exchanging allowances that were granted to us by the Environmental Protection Agency at no charge and recorded at cost, which is zero, for allowances that were recorded at their fair market value.

Utility Operating Expenses

The following table illustrates the primary operating expense changes from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 for IPL (dollars in millions):

Operating Expenses for the Nine Months Ended September 30, 2006	$643.9
Decrease in fuel	(21.2)
Decrease in maintenance expenses	(13.0)
Increase in income taxes - net	10.8
Increase in purchased power	6.1
Increase in depreciation and amortization	4.6
Increase in property taxes	2.4
Other miscellaneous variances	0.4
Operating Expenses for the Nine Months Ended September 30, 2007	$634.0

The decrease in fuel is primarily due to a $34.0 million decrease in the deferred fuel adjustment offset by a $12.2 million increase in actual fuel costs. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL’s FAC and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into expense in the same period that IPL’s rates are adjusted. Actual fuel costs increased primarily due to a 7.0% increase in the quantity of coal consumed. Maintenance expenses were higher in the first nine months of 2006 primarily due to maintenance performed to coincide with the scheduled outage described above.

The $10.8 million increase in income tax expense was primarily due to a $36.6 million increase in pretax net operating income, partially offset by a decrease primarily due to operating income tax contingencies recorded in 2006.

Purchased power expense increased due to an increase in the market price of purchased power ($10.5 million) offset by a decrease in the volume of power purchased during the period ($4.4 million). The increased market price of purchased power is influenced by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emission allowances, the supply of and demand for electricity, and the time of day in which power is purchased. The volume of power purchased decreased primarily due to the scheduled outage in the first half of 2006 described above.

The increase in depreciation and amortization is primarily due to a $321.6 million net increase in utility plant in service since January 1, 2006, primarily related to our clean coal technology projects.

Property tax expense is included in “Taxes other than income taxes” on the accompanying unaudited consolidated statements of income. The $2.4 million increase in property tax expense is primarily due to an increase in the average net property tax rate and an increase in the 2007 assessed value of IPL’s property, as compared to 2006.

Other Income and Deductions

Other income and deductions decreased from income of $25.6 million in the first nine months of 2006 to income of $22.6 million in the first nine months of 2007. Included in this decrease is a $5.8 million decrease in the income tax benefit primarily due to changes in previously recorded tax contingencies including a related interest benefit, partially offset by a $1.3 million increase in the allowance for equity funds used during construction primarily due to increased capital expenditures related to our clean coal technology projects and a $1.3 million increase in interest income on investment securities.

Liquidity and Capital Resources

As of September 30, 2007, IPALCO had unrestricted cash and cash equivalents of $11.3 million and highly liquid short-term investments of $24.8 million. We also had $4.3 million of restricted cash, all of which is held by a trustee to be made available to IPL as funds are invested on certain qualifying environmental facilities, As of September 30, 2007, IPL also had available borrowing capacity of $108.6 million under its $150.0 million committed credit facility after existing letters of credit and liquidity support for IPL’s $40 million unsecured variable rate debt, which is remarketed weekly. All long-term financing arrangements by IPL must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the Federal Energy Regulatory Commission (“FERC”). IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2008. However, we also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations. We believe that existing restricted and unrestricted cash balances, short-term investments, cash generated from operating activities and borrowing capacity on IPL’s committed credit facility will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing restricted and unrestricted cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on IPL’s committed credit facility; and (iv) additional debt financing.

Capital Requirements. IPL’s construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. IPL’s capital expenditures totaled $167.2 million and $148.6 million for the nine months ended September 30, 2007 and 2006, respectively. Included in these amounts are approximately $101.3 million and $82.3 million of expenditures in 2007 and 2006, respectively, on technology designed to reduce environmental emissions related to our clean coal technology projects. Construction expenditures during the first nine months of 2007 were financed with internally generated cash provided by operations, borrowings on our credit facility, a portion of the proceeds from the June 2007 issuance of $165 million first mortgage bonds (see below), and $27.5 million in net draws from the construction fund associated with the issuance in September 2006 of $60 million first mortgage bonds. Our capital expenditure program for the three-year period 2007-2009 is currently estimated to cost approximately $500 million. It includes approximately $149 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $172 million for construction projects designed to reduce SO2 and mercury emissions; $94 million for power plant related projects; $81 million for investments associated with additional generation including the cost of the acquisition of a combustion turbine discussed below, and $4 million for other miscellaneous equipment and furniture. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions are recoverable through jurisdictional retail rate revenue as part of our clean coal technology projects, subject to regulatory approval. Capital expenditures are financed with a combination of internally generated funds and short-term and long-term borrowings.

On June 13, 2007, IPL received an order from the IURC issuing a Certificate of Public Convenience and Necessity for the acquisition of a combustion turbine with a nominal nameplate capacity of 80 megawatts. Approval was granted by FERC on July 13, 2007 and this purchase was completed on July 24, 2007. The turbine, which is in service, is located at IPL’s Georgetown substation. IPL previously operated this unit on behalf of the unit’s previous owner.

Capital Resources. On June 15, 2007 IPL issued $165 million of first mortgage bonds, 6.60% Series, due June 1, 2037. Proceeds from this offering were used to effect the repayment upon maturity of IPL’s first mortgage bonds, 7.375% Series, due August 1, 2007 in the aggregate principal amount of $80 million and to finance a portion of its construction program, reimburse its treasury, repay outstanding short-term borrowings incurred by IPL for such purposes, and for other general corporate purposes.

Additionally, in May 2007, we amended our receivable sale agreement to extend the maturity date to May 27, 2008.

Credit Ratings. Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on $750 million of Senior Secured Notes issued by IPALCO in November 2001 (the “IPALCO Notes”) and IPL’s credit facilities (as well as the amount of certain other fees on the credit facilities) are dependent upon the credit ratings of IPALCO and IPL, respectively. In the event IPL’s credit ratings are downgraded or upgraded, the interest rates and certain other fees charged to IPL could increase, or decrease, respectively. However, on the IPALCO Notes, the applicable interest rate cannot increase any further, but upgrades in IPALCO’s credit ratings can decrease the interest rates charged on the IPALCO Notes. Downgrades in the credit ratings of AES would likely result in IPL’s and/or IPALCO’s credit ratings being downgraded. In September 2007, Standard & Poors (“S&P”) affirmed the BB+ corporate credit ratings of IPL and IPALCO and changed the outlook on each from positive to stable. In a separate action in September 2007, S&P upgraded the credit ratings of IPL’s senior secured debt from BBB- to BBB. In October 2007, Moody’s Investor Service affirmed IPL’s Baa2 senior unsecured and issuer ratings and IPALCO’s senior secured debt rated Ba1.

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

Contractual Cash Obligations. Our 2006 Annual Report on Form 10-K/A contains a table, which details our contractual cash obligations as of December 31, 2006. Significant changes to our contractual cash obligations since December 31, 2006 include the addition of an uncertain tax liability of $24.2 million as of September 30, 2007 and the issuance of $165 million of 6.60% first mortgage bonds due June 1, 2037, less the removal of $80 million of first mortgage bonds which were retired on August 1, 2007. As described below in New Accounting Pronouncements, IPALCO adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. It is not possible to determine in which future period or periods that the non-current income tax liability for uncertain tax positions might be paid.

Pension Funding. The Pension Protection Act of 2006 (“The Pension Protection Act”), which contains comprehensive pension funding reform legislation, was enacted into law during the third quarter of 2006. The Pension Protection Act primarily affects the Defined Benefit Pension Plan. The pension funding provisions are effective January 1, 2008. The Pension Protection Act requires plans that are less than 100% funded to fully fund any funding shortfall in amortized level installments over seven years, beginning in the year of the shortfall. Then, each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. In addition to the amortized level installments, IPL must also contribute an amount equal to the service cost earned by active participants during the plan year. The Pension Protection Act contains special accelerated provisions for plans that are determined to be “at risk”. IPL plans to fund to levels to avoid the “at risk” status. For funding purposes, the Defined Benefit Pension Plan will be exempt from any required funding during 2007. At this time, IPL does not intend to make any contributions to the Defined Benefit Pension Plan during 2007. However, management will continue to review possible funding scenarios throughout 2007. The Supplemental Retirement Plan is not projected to have any contributions; however, depending on the return on assets, contributions may be required in December 2007. If funding is required, the amount is not expected to be material.

IPL’s funding policy for the Defined Benefit Pension Plan and the Supplemental Retirement Plan is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes, with the plan to avoid the “at risk” status and to meet targeted funding levels necessary to qualify under standards of the Pension Benefit Guaranty Corporation for exemption from certain administrative requirements.

All non-union new hires are covered under the RSP Plan, while IBEW physical bargaining unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. As a result of ratifying a new four-year labor agreement between the IBEW clerical-technical unit and IPL in March 2007, new hires in this bargaining unit are not eligible to participate in the Defined Benefit Pension Plan but will receive, based on Company performance, an annual lump sum Company contribution into the Thrift Plan. The net cash flow impact of this change is not expected to be material.

Dividends. All of our outstanding common stock is owned by AES. During the first nine months of 2007, we paid $49.6 million in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s results of operations, cash flows, financial condition, capital requirements, financings, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Environmental Matters

National Ambient Air Quality Standards. In July 1997, the EPA promulgated final rules tightening the National Ambient Air Quality Standards for ozone and creating a new fine particulate matter standard. In April 2004, the EPA designated Marion and Morgan counties, in which IPL’s Harding Street and Eagle Valley plants are respectively located, as parts of the Greater Indianapolis non-attainment area for ozone, effective June 15, 2004. Indiana was required to devise implementation plan revisions to attain and maintain the new ozone standards in these areas. Such revisions may have required IPL to reduce emissions of ozone precursors, chiefly oxides of nitrogen, from its Harding Street and Eagle Valley generating stations. However, recent ambient data collected by Indiana Department of Environmental Management (“IDEM”) indicates that Marion and Morgan Counties have achieved attainment status for ozone. Based on this data, IDEM petitioned EPA to redesignate central Indiana - including Marion and Morgan Counties - as attainment for ozone on March 26, 2007. On October 19, 2007, EPA redesignated Marion and Morgan Counties as attainment for ozone. As a result of obtaining attainment status for ozone, Indiana is no longer required to devise implementation plan revisions that could have required IPL to further reduce emissions of ozone precursors.

On June 21, 2007, the EPA proposed to lower the primary and secondary ozone standards, which are more stringent than July 1997 standards. The proposal considers a wide range of options but indicates a preference for lowering the standard from 0.085 parts per million down to 0.070 parts per million. Once finalized, the more stringent standard will likely put central Indiana - including Marion and Morgan Counties - back into non-attainment for ozone. Counties which are designated as non-attainment will be required to develop implementation plans to reduce emissions which contribute to ozone formation. Thus, in the future IPL may still be subject to ozone attainment and maintenance requirements. At this time, IPL cannot predict the timing or impact of this new standard.

Clean Air Mercury Rule. In October 2007, the Indiana Air Pollution Control Board adopted in final form the Federal Clean Air Mercury Rule. This rule will require IPL to reduce its mercury emissions by approximately 70% in two phases with the first phase beginning on January 1, 2010 and the second phase on January 1, 2018. IPL believes it will not be required to install mercury specific controls during Phase I. Instead IPL will meet the Phase I mercury emission reduction requirements by removing mercury with existing pollution control equipment such as flue gas desulfurization systems, selective catalytic reduction, and precipitators. The impact of Phase II is uncertain at this time.

Industry Changes

Midwest ISO’s Ancillary Services Market. The Midwest ISO filed with FERC on February 15, 2007 and re-filed on September 14, 2007 for approval of a market redesign that includes the start-up of ancillary services markets to be implemented in 2008. The design initiates markets for supplemental reserves, spinning reserves, and regulation on a footprint wide basis and participation for the Midwest ISO members is compulsory. On June 22, 2007, FERC issued an order rejecting the filing without prejudice, as requested by IPL and other parties who filed Interventions and Protests of the February Midwest ISO filing, finding the filing to be deficient in two key areas: (1) the Midwest ISO did not submit a market power analysis in support of the proposed market and (2) they did not submit a readiness plan (to also include a reversion plan) to ensure reliability during the transition from the current reserve and regulation system managed by individual balancing authorities to a centralized ancillary services market managed by the Midwest ISO. Consistent with the Midwest ISO September 14, 2007 filing, IPL filed its Intervention and Protest on October 15, 2007, again requesting that FERC reject the filing without prejudice or conditionally accept the filing with the guidance and direction necessary to correct certain market design concerns. IPL cannot predict if the market redesign will be accepted, in whole or in part, by FERC. The Midwest ISO anticipates an Order from FERC in December 2007 or January 2008. The Midwest ISO continues to anticipate a June 1, 2008 implementation.

Midwest ISO Real Time Revenue Sufficiency Guarantee (“RSG”). On April 17, 2007, the Midwest ISO proposed a change that has been implemented to the calculation of the RSG First Pass charge. The Midwest ISO collects RSG First Pass charges from market participants that deviate from their day ahead generation commitments in order to ensure that committed generation resources are guaranteed recovery of their production costs. In the past, the RSG Second Pass charge was used as a socialized uplift charge to all load serving entities (“LSE”) to help avoid a catastrophic charge to a few market participants during extreme RSG First Pass situations. This new methodology under collects the necessary RSG First Pass charge and requires LSEs like IPL to be charged a RSG Second Pass distribution socialized cost to compensate for the under collection. However, the Midwest ISO’s revised RSG methodology affects IPL and other LSEs on both a retroactive and prospective basis. IPL and several other Midwest ISO LSEs have intervened at FERC regarding the revised methodology and charge. In addition, other Midwest ISO LSEs have appealed in the U.S. Court of Appeals for the District of Columbia Circuit to attempt to address this issue in parallel with the FERC proceeding. The Midwest ISO is also in the process of proposing changes to the current methodology and expects to file with the FERC by the end of the year.

In accordance with SFAS 71, we have deferred such costs as long-term regulatory assets based primarily on an order from the IURC granting deferral. In our most recent fuel filing with the IURC, we proposed to recover a portion of the additional RSG Second Pass costs as fuel costs, but it is unclear if the filing will be successful. Through the first nine months of 2007, IPL has deferred approximately $7.9 million of RSG Second Pass charges, including approximately $5.6 million of retroactive charges. If the methodology is not modified, IPL will continue to pay retroactive RSG Second Pass charges through January 31, 2008. The total of all Midwest ISO long-term regulatory assets as of December 31, 2006 and September 31, 2007 is $35.0 million and $49.8 million, respectively.

Reliability Standards. On March 15, 2007, the FERC approved 83 of 107 reliability standards for the bulk-power system making them mandatory and enforceable. Enforcement of the 83 reliability standards began on June 18, 2007. Compliance with the standards is now mandatory and non-compliance may result in monetary fines up to $1 million per violation per day. Enforcement of the reliability standards will be by the North American Electric Reliability Corporation (“NERC”) as the designated Electric Reliability Organization.

The remaining 24 reliability standards address performance and physical and cyber security issues. Some of the standards require regional reliability organizations to develop regional procedures and submit particular criteria that would apply to a given region. Other standards, FERC has acknowledged, need clarification, improvement or strengthening, and it will be up to NERC to continue to improve the reliability standards over time. It is anticipated that these revisions will take place over the next 2-3 years.

At this time, we cannot fully predict the effect the new Electric Reliability Organization and reliability standards will have on IPL. We will continue to monitor the revisions to the reliability standards and will continue working toward assuring full compliance with all applicable reliability standards.

New Accounting Pronouncements

FIN No. 48 “Accounting for Uncertainty in Income Taxes.” In July 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

IPALCO adopted the provisions of FIN No. 48 on January 1, 2007. Under FIN No. 48, IPALCO must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of IPALCO’s reassessment of its tax positions in accordance with FIN No. 48 did not have a material effect on the results of operations, financial condition or liquidity.

SFAS No. 157, “Fair Value Measurements.” In September 2006, the FASB released SFAS No. 157, “Fair Value Measurements,” to define fair value, establish a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expand disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact SFAS No. 157 may have on our results of operations or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for IPALCO beginning in 2008, but early adoption is permitted. IPALCO has chosen not to early adopt and management does not believe SFAS No. 159 will have a material impact on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in IPL’s exposure to market risks since December 31, 2006, other than the issuance of $165 million of fixed rate first mortgage bonds and the repayment of $80 million of fixed rate first mortgage bonds, as described above in Liquidity and Capital Resources, which increased our exposure to changes in the fair value of debt.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of September 30, 2007. IPL’s management, including the CEO and CFO, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the CEO and CFO have concluded that as of September 30, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the CEO and CFO concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the nine months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Compliance with Section 404 of the Sarbanes Oxley Act of 2002 Beginning with the year ending December 31, 2007, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include an internal control report of management with our annual report on Form 10-K. The internal control report must contain (1) a statement of management’s responsibility for establishing and maintaining adequate internal controls over financial reporting for our Company, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal controls over financial reporting, and (3) management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of our most recent fiscal year, including a statement as to whether or not our internal controls over financial reporting are effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Please see IPALCO’s Form 10-Q for the quarterly period ending March 31, 2007 for a description of legal proceedings that occurred during the first quarter of 2007.

Item 1A. Risk Factors

There have been no material changes to the risk factors as previously disclosed in IPALCO’s 2006 annual report on Form 10-K/A.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Document
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certification required by Rule 13a-14(b) or 15d-14(b) and by 18 U.S.C. Section 135.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.
(Registrant)

Date:	November 7, 2007	/s/ Frank P. Marino
Frank P. Marino
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer)

Date:	November 7, 2007	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Controller
(Principal Accounting Officer)