Form 10-K
period 2007-12-31
IPALCO ENTERPRISES, INC.
filed 2008-03-26
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8644

IPALCO ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Indiana	35-1575582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Monument Circle, Indianapolis, Indiana	46204
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 317-261-8261

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

At March 24, 2008, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.
Annual Report on Form 10-K
December 31, 2007

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Report on Form 10-K includes “forward-looking statement” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. including, in particular, the statements about our plans, strategies and prospects under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words “could,” “may,” “predict,” “anticipate,” “would,” “believe,” “estimate,” “expect,” “forecast,” “project,” “objective,” “intend,” “continue,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements.

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

  fluctuations in customer growth and demand;
  impacts of weather on retail sales and wholesale prices and weather-related damage to our electrical system;
  fuel and other input costs;
  generating unit availability and capacity;
  transmission and distribution system reliability and capacity;
  purchased power costs and availability;
  regulatory action, including, but not limited to, the review of our basic rates and charges by the Indiana Utility Regulatory Commission;
  federal and state legislation;
  our ownership by the AES Corporation;
  changes in our credit ratings or the credit ratings of AES;
  performance of pension plan assets;
  changes in financial or regulatory accounting policies;
  environmental matters, including costs of compliance with current and future environmental requirements;
  interest rates and other costs of capital;
  the availability of capital;
  labor strikes or other workforce factors;
  facility or equipment maintenance, repairs and capital expenditures;
  local economic conditions;
  acts of terrorism, acts of war, pandemic events or natural disasters such as floods, earthquakes, tornadoes or other catastrophic events;
  costs and effects of legal and administrative proceedings, settlements, investigations and claims and the ultimate disposition of litigation;
  issues related to our participation in the Midwest Independent Transmission System Operator, Inc., including recovery of costs incurred; and
  product development and technology changes.

Most of these factors affect us through our consolidated subsidiary Indianapolis Power & Light Company. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. Also see “Item 1A. Risk Factors” for further discussion of some of these factors. We undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future events or otherwise.

PART I

Throughout this document, the terms “we,” “us,” and “our” refer to IPALCO Enterprises, Inc and its consolidated subsidiaries. IPALCO is wholly-owned by the AES Corporation. For a list of other abbreviations or acronyms used in this report, see “Item 1C. Defined Terms.”

ITEM 1. BUSINESS

Overview

We are a holding company incorporated under the laws of the state of Indiana on September 14, 1983. Our principal subsidiary is Indianapolis Power & Light Company, a regulated electric utility with its customer base concentrated in Indianapolis, Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc. is the holding company for our unregulated activities. Mid-America’s only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund, with a recorded value of $6.8 million, as of December 31, 2007. Our total electric revenues and net income for the fiscal year ended December 31, 2007 were $1.1 billion and $122 million, respectively. The book value of our total assets as of December 31, 2007 was $2.8 billion. All of our operations are conducted within the United States of America and primarily within the state of Indiana. Please see Note 15, “Segment Information” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Our principal executive offices are located at One Monument Circle, Indianapolis, Indiana 46204, and our telephone number is (317) 261-8261. Our internet website address is www.iplpower.com. The information on our website is not incorporated by reference into this report.

Indianapolis Power & Light Company

We own all of the outstanding common stock of IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 465,000 retail customers in the city of Indianapolis and neighboring areas within Indiana; the most distant point being approximately 40 miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL’s service area covers about 528 square miles with an estimated population of approximately 865,000 in the city of Indianapolis and neighboring areas within Indiana. IPL owns and operates four generating stations. Two of the generating stations are primarily coal-fired stations. A third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. IPL’s net electric generation capability for winter is 3,492 MW and net summer capability is 3,353 MW. IPL’s generation, transmission and distribution facilities are further described under “Item 2. Properties.” There have been no significant changes in the services rendered by IPL during 2007.

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. IPL’s business is not dependent on any single customer or group of customers. Traditionally, retail kWh sales, after adjustments for weather variations, have grown in reasonable correlation with growth in service territory economic activity. During the past 10 years, IPL’s retail kWh sales have grown at a compound annual rate of 1.6%. Our number of retail customers grew at a compound annual rate of 1.1% during the past 10 years. IPL’s electricity sales for 2003 through 2007 are set forth in the table of statistical information included at the end of this section.

IPL is a transmission company member of ReliabilityFirst Corporation, which began operations on January 1, 2006. RFC is one of eight Regional Reliability Councils under the North American Electric Reliability Corporation, which has been designated as the Electric Reliability Organization under the Energy Policy Act of 2005. The purpose of RFC is to create a uniform set of reliability standards for the interconnected electric systems within the region. RFC members cooperate under agreements to augment the reliability of its members’ electricity supply systems in the RFC region through coordination of the planning and operation of the members’ generation and transmission facilities. Small electric utility systems, independent power producers and power marketers can participate as full members of RFC. In addition, we are one of many transmission owners of the Midwest Independent Transmission System Operator, Inc., a regional transmission organization which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets. IPL pays the Midwest ISO fees for transmission operation and for energy market participation.

Regulatory Matters

Regulation

We are subject to regulation by the Indiana Utility Regulatory Commission as to our services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, retail rates and charges, the issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters. The regulatory power of the IURC over our business is both comprehensive and typical of the economic regulation generally imposed by state public utility commissions.

In addition, we are subject to the jurisdiction of the Federal Energy Regulatory Commission with respect to, among other things, short-term borrowing not regulated by the IURC, the sale of electricity at wholesale and the transmission of electric energy in interstate commerce, the classification of accounts, and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by nonregulated entities. We maintain our books and records consistent with GAAP reflecting the impact of regulation. See Note 3, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

We are also affected by the regulatory jurisdiction of the U.S. Environmental Protection Agency, at the federal level, and Indiana Department of Environmental Management, at the state level. Other significant regulatory agencies affecting us include, but are not limited to, the North American Electric Reliability Corporation, the U.S. Department of Labor, and the Indiana Occupational Safety and Health Administration.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters and - Industry Changes” for a more comprehensive discussion of regulatory matters impacting us.

Retail Ratemaking

Our tariff rates for electric service to retail customers consist of basic rates and charges (see below) and various tracking mechanisms to reflect changes in fuel costs to generate electricity or purchased power prices, referred to as Fuel Adjustment Charges, and among other things, for the timely recovery of costs incurred to comply with environmental laws and regulations referred to as Environmental Compliance Cost Recovery Adjustment. Each of these tariff rate components may be set and approved by the IURC in separate proceedings at different points in time. These components function somewhat independently of one another, but would all be subject to review at the time of any review of our basic rates and charges. For example, FAC proceedings occur on a quarterly basis and the ECCRA proceedings occur on a semi-annual basis. We also had Elect Plan, our program offering customers additional service choices, approved by the IURC as an alternative regulatory plan in 1998, which has now expired.

Basic Rates and Charges

Our basic rates and charges represent the largest component of our annual revenues. Our basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. These basic rates and charges are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the Indiana Office of Utility Consumer Counselor, and other interested consumer groups and customers. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years, but the IURC has the authority to review the rates of any utility at any time it chooses. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Our declining block rate structure generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. Numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual operating and maintenance expenditures, capital expenditures including those required by environmental regulations, fuel costs, generating unit availability and purchased power costs, can affect the return realized. IPL’s basic rates and charges were last adjusted in 1996.

Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income

We may apply to the IURC for a change in our fuel charge every three months to recover our estimated fuel costs, including the fuel portion of purchased power costs, which may be above or below the levels included in our basic rates and charges. We must present evidence in each FAC proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power, or both, so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

Independent of the IURC’s ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in FAC. Additionally, customer refunds may result if a utility’s rolling twelve month operating income, determined at quarterly measurement dates, exceeds a utility’s authorized annual jurisdictional net operating income and there are not sufficient applicable cumulative net operating income deficiencies against which the excess rolling twelve month jurisdictional net operating income can be offset. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be the lesser of one-fourth of the excess annual jurisdictional net operating income in that FAC application, grossed up for federal and state taxes or one-fourth of the cumulative net operating income deficiencies and excesses for the applicable period grossed up for federal and state taxes.

Our authorized annual jurisdictional net operating income, for purposes of the quarterly operating income tests, attendant on our FAC proceedings, is $163.0 million, as established in our last basic rate case, plus additional returns authorized in the Environmental Compliance Cost Recovery Adjustment filings of $22.9 million for the most recently approved FAC filing for the period ending October 31, 2007. Prior to 2006, earnings from certain of our customers who participated in our alternative regulatory plan known as Elect Plan were excluded from the quarterly operating income test pursuant to a series of IURC Orders. The Elect Plan, approved by the IURC as an alternative regulatory plan, has expired and earnings from all of our retail customers are now reflected in the FAC quarterly operating income tests. Additionally, during 2007, the summer weather in our service territory was unusually hot, which along with other factors led to higher than usual earnings. In our three most recently approved FAC filings, the IURC found that our rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income by $24.6 million for the twelve months ended October 31, 2007; by $22.5 million for the twelve months ended July 31, 2007; and by $3.8 million for the twelve months ended April 30, 2007. In addition, in our March 24, 2008 FAC filing, which has not yet been approved by the IURC, our rolling annual jurisdictional retail electric net operating income was calculated to be greater than the authorized annual jurisdictional net operating income by $23.5 million for the twelve months ended January 31, 2008. Because we have a cumulative net operating income deficiency, we have not been required to make customer refunds in our FAC proceedings, however, even though we have a cumulative net operating income deficiency, the IURC may still review our basic rates and charges on a prospective basis at any time it chooses.

In December 2007, we received a letter from the staff of the IURC requesting information relevant to IURC’s periodic review of our basic rates and charges and we subsequently provided information to the staff. Since our cumulative net operating income deficiency (described above) requires no customer refunds, the IURC staff was concerned that the higher than usual 2007 earnings may continue in the future. In an effort to allay staff’s concerns, we proposed in our March 24, 2008 FAC filing a prospective one-time credit to customers totaling $30 million. If approved, the credit will provide an offset against fuel charges customers would otherwise pay in the billing months of June, July and August of 2008. Consistent with this proposal, we recorded a $30 million contingent liability in March 2008 with a corresponding reduction against revenues. It is not clear what action, if any, the IURC staff will recommend as a result of its periodic review of our basic rates and charges.

In our March 2006 FAC proceeding (FAC 71), a consumer advocacy group representing some of our industrial customers requested that a sub-docket be established. We and the customer group entered into an agreement regarding the scope of the sub-docket which agreement was approved by the IURC in its May 2006 order in our FAC 71 proceeding. The agreement defines the scope of the sub-docket as “any issue related to FAC 71” and includes illustrative examples including: review of the Midwest ISO components of the cost of fuel, review of projection of Midwest ISO components of the cost of fuel, review of our generation offer and demand bid practices, review of allocation of fuel and other costs, review of compliance with IC 8-1-2-42(d) and review of our Elect Plan, all as they relate to FAC 71 only. Because of the uncertain outcome of the FAC 71 subdocket, the IURC Orders in our FAC 71 proceeding and subsequent FAC proceedings (through December 2007 proceeding, FAC 78) approved our FAC factors on an interim basis, subject to refund. To date, no procedural schedule for this sub-docket has been established. The IURC’s February 2008 Order in our FAC 78 proceeding also set our FAC factor on an interim basis, subject to refund, pending the outcome of the FERC proceeding regarding Revenue Sufficiency Guarantee Second Pass charges and any subsequent appeals or future order of the IURC. We cannot predict what refunds, if any, may be required, or for what period of time.

Purchased power costs below an established benchmark are presumed to be recoverable fuel costs. Our current benchmark under a settlement agreement with the IURC expires April 30, 2008. In December 2007, we filed with the IURC a joint petition along with another Indiana utility and the Indiana Office of Utility Consumer Counselor requesting a new settlement mechanism for the recovery of fuel costs in the cost of purchased electricity. A final order is expected during the second quarter of 2008, but we can give no assurance that the IURC will approve the petition as filed. The current agreement compares hourly purchased power costs to a monthly standard. The new settlement agreement compares hourly purchased power costs to a daily benchmark to better reflect changes in natural gas prices that occur throughout the month. We believe changes in natural gas prices typically influence the price at which we can purchase power. Therefore, we believe that the benchmark will more closely track fluctuations in purchased power prices. Purchased power costs over the benchmark not recovered from our customers have not had a material impact on our results of operations or financial condition to date.

Environmental Compliance Cost Recovery Adjustment

Our ECCRA allows us to recover the costs, including a return, associated with certain expenditures on qualifying environmental compliance control facilities. The IURC approved the use of Clean Coal Technology, which constitutes qualified pollution control property, as defined in Ind Code section 8-1-2-6.6, which allows us to meet the NOx and SO2 emission limits imposed pursuant to Indiana’s NOx State Implementation Plan and the requirements under the federal Clean Air Interstate Rule and the Indiana Clean Air Mercury Rule. A return on the expenditures in our CCT projects is included in the ratemaking treatment. We may add the approved return on our CCT projects to our annual jurisdictional net operating income authorized by the IURC for purposes of annual operating income test requirements in subsequent FAC proceedings. The additional amount of return will be dependent on the cumulative amount of CCT expenditures that have been made at the time we file with the IURC for ratemaking treatment on such CCT projects. Such filings are made at intervals of no more often than once every six months.

See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters.”

Customer Choice Programs

In 1998, through our Elect Plan, we started offering customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service products. Through the Elect Plan, the IURC declined to exercise its jurisdiction in part over our customers who voluntarily selected service under this plan. The Elect Plan expired on December 31, 2006, with the exception of the option we offer to customers to purchase electricity in a means that encourages the production of environmentally friendly electricity known as the Green Power option. In August 2006, we filed a petition with the IURC in which we sought approval for a new customer choice plan called Empower, which was proposed to replace Elect Plan. We were unable to reach an agreement with all parties regarding Empower. We withdrew this petition, and it was dismissed by the IURC. As a result of the expiration of Elect Plan and the withdrawal of Empower, we no longer take on certain fuel and price risks associated with the customer choice programs. Also, net operating income from customers that previously participated in Elect Plan programs is now included in our authorized jurisdictional net operating income calculation. In June 2007, we received IURC approval to offer Green Power as a tariff rate in order to continue to provide this customer option without interruption. In addition, we received approval in July 2007 of a petition requesting an extension of the existing Demand-Side Management programs until June 30, 2009. The DSM programs promote customer energy efficiency and encourage energy conservation. In that proceeding, we also agreed to conduct a DSM market potential study, which is to be completed by January 2009.

Midwest ISO Operations

In 2002, we transferred functional control of our transmission facilities to the Midwest ISO and our transmission operations were integrated with those of the Midwest ISO. In 2005, the Midwest ISO began a new energy market redesign. Our participation and authority to sell wholesale power at market based rates are subject to FERC jurisdiction. Transmission service over our facilities is now provided through the Midwest ISO’s tariff.

In the Midwest ISO market, we offer our generation and bid our demand into the market on an hourly basis. The Midwest ISO settles these hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. The Midwest ISO evaluates the market participants’ energy offers and demand bids to economically and reliably dispatch the entire Midwest ISO system on a five-minute basis.

At the federal level, there are business risks for us associated with multiple proceedings pending before the FERC related to our membership and participation in the Midwest ISO. These proceedings involve such issues as transmission rates, construction of new transmission facilities, implementation of a compulsory Ancillary Services Market, and evolving standards for resource adequacy including sanctions for non-compliance. In January 2008, we and three other Indiana utilities that are members of the Midwest ISO filed a joint petition with the IURC seeking approval of our participation in the ASM, and seeking the timely recovery of associated costs. We currently cannot predict the impact of these proceedings on our financial position, liquidity or results of operations, but the impact could be material.

In December 2006 and December 2007, we tendered our Notice of Withdrawal from the Midwest ISO pursuant to the Midwest ISO Transmission Owner’s Agreement. In doing so, we preserved our right to withdraw from the Midwest ISO (subject to FERC and IURC approval). We have made no decision as to whether we will seek withdrawal from the Midwest ISO. We will continue to assess the relative costs and benefits of being a Midwest ISO member, as well as actively advocate for our positions through the existing Midwest ISO stakeholder process and in filings at FERC.

See also, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Industry Changes.”

Environmental Matters

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, suspension or revocation of permits and/or facility shutdowns. We cannot assure you that we have been or will be at all times in full compliance with such laws, regulations and permits, however, we do not believe any currently open investigations will result in fines material to our results of operations or financial position. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” for a more comprehensive discussion of environmental matters impacting IPL and IPALCO.

Fuel

More than 99% of the total kWhs produced by us was generated from coal in each of 2007, 2006, and 2005. Natural gas and fuel oil combined to provide the remaining kWh generation. Natural gas is used in our newer combustion turbines. Fuel oil is used for start up and flame stabilization in coal-fired generating units, as primary fuel in oil-fired steam turbine generating units and three older combustion turbines, and as an alternate fuel in two newer combustion turbines.

Our existing coal contracts provide for nearly all of our current projected requirements in 2008 and for approximately 88% through 2010. We have long-term coal contracts with five suppliers. Substantially all of the coal is currently mined in the state of Indiana. More than half of our contracted coal is from one supplier. We have entered into three long-term contracts with this supplier, which employs non-unionized labor, for the provision of coal from three separate mines. It is presently believed that all coal burned by us will be mined by others. Our policy is to carry fuel oil and a 30-60 day system supply of coal to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays.

Employees

As of February 29, 2008, IPL had 1,489 employees of whom 1,447 were full time. Of the total employees, 955 were represented by the International Brotherhood of Electrical Workers in two bargaining units: a physical unit and a clerical-technical unit. In December 2005, the IBEW Physical Bargaining Unit ratified a new three-year agreement with IPL expiring December 8, 2008. In March 2007, the membership of the IBEW clerical-technical unit ratified a new four-year labor agreement with IPL that expires on February 14, 2011. As of February 29, 2008, neither IPALCO nor any of its subsidiaries other than IPL had any employees.

Statistical Information on Operations

The following table of statistical information presents additional data on our operations:

	Year Ended December, 31
	2007	2006	2005	2004	2003
Operating Revenues (In Thousands):
Residential	$377,081	$363,668	$344,323	$314,018	$300,735
Small commercial and industrial	160,456	155,314	147,091	137,820	129,790
Large commercial and industrial	416,694	418,782	377,904	354,325	336,136
Public Lighting	11,221	11,160	11,161	11,118	11,022
Miscellaneous	18,809	22,678	17,274	15,092	21,921
Revenues - retail customers	984,261	971,602	897,753	832,373	799,604
Wholesale - REMC	1,226	1,047	1,116	1,433	1,330
Wholesale - other	67,140	59,402	52,210	51,667	37,231
Total electric revenues	$1,052,627	$1,032,051	$951,079	$885,473	$838,165

Kilowatt-hour Sales (In Millions):
Residential	5,467	5,027	5,314	4,984	4,917
Small commercial and industrial	2,101	1,989	2,076	2,028	1,986
Large commercial and industrial	7,683	7,627	7,663	7,489	7,370
Public Lighting	77	73	83	89	83
Sales - retail customers	15,328	14,716	15,136	14,590	14,356
Wholesale - REMC	41	36	35	47	44
Wholesale - other	1,599	1,535	1,105	1,568	1,307
Total kilowatt-hour sold	16,968	16,287	16,276	16,205	15,707

Retail Customers at End of Year:
Residential	417,227	417,249	414,566	410,998	405,549
Small commercial and industrial	46,749	46,316	45,870	45,208	44,833
Large commercial and industrial	4,559	4,509	4,434	4,389	4,327
Public Lighting	813	793	710	676	666
Total retail customers	469,348	468,867	465,580	461,271	455,375

ITEM 1A. RISK FACTORS

Investors should consider carefully the following risk factors that could cause our operating results and financial condition to be materially adversely affected. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. These risk factors should be read in conjunction with the other detailed information concerning IPALCO Enterprises, Inc and Indianapolis Power & Light Company set forth in the Notes to audited Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

Our electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and maintenance expenses and increased fuel or purchased power costs.

We operate coal, oil and natural gas generating facilities, which involve certain risks that can adversely affect energy output and efficiency levels. These risks include:

  increased prices for fuel and fuel transportation as existing contracts expire;
  facility shutdowns due to a breakdown or failure of equipment or processes;
  disruptions in the availability or delivery of fuel and lack of adequate inventories;
  labor disputes;
  inability to comply with regulatory or permit requirements;
  disruptions in the delivery of electricity;
  operator error; and
  catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes or other similar occurrences affecting our generating facilities.

The above risks could result in unscheduled plant outages, unanticipated operation and maintenance expenses, increased capital expenditures, and/or increased fuel and purchased power costs, any of which could have a material adverse effect on our operations.

At times, demand for electric energy could exceed our supply capacity.

We are currently obligated to supply electric energy in our service territory. From time to time and because of unforeseen circumstances, the demand for electric energy required to meet these obligations could exceed our available electric generating capability. If this occurs, we would have to buy electric energy on the market. We may not always have the ability to pass the costs of purchasing the electric energy on to our customers, and even if we are able to do so, there may be a significant delay between the time the costs are incurred and the time the costs are recovered (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income.”) Since these situations most often occur during periods of peak demand, there is a material risk that the market price for electric energy at the time we purchase it could be very high under these circumstances, and we may not be allowed to recover such costs through our Fuel Adjustment Charges. Even if a supply shortage was brief, we could suffer substantial losses that could adversely affect our financial condition, results of operations and cash flows.

Our transmission and distribution system is subject to reliability and capacity risks.

The on-going reliable performance of our transmission and distribution system is subject to risks due to, among other things, weather damage, intentional or unintentional damage, plant outages, labor disputes, operator error, or inoperability of key infrastructure internal or external to us. The failure of our transmission and distribution system to fully deliver the energy demanded by customers could have a material adverse effect on our operating results, and if such failures occur too often or for an extended period of time, could result in action by the Indiana Utility Regulatory Commission and the Federal Energy Regulatory Commission. In addition, the advent and quick adaptation of new products and services that require increased levels of electrical energy cannot be predicted and could result in insufficient transmission and distribution system capacity. As with all utilities, potential concern over transmission capacity could result in the Midwest Independent Transmission System Operator, Inc., or the FERC requiring us to upgrade or expand our transmission system through additional capital expenditures.

More than half of our supply of coal that we use to generate substantially all of our electricity comes from one supplier.

More than 99% of the total kWhs produced by us was generated from coal in each of 2007, 2006, and 2005. Our existing coal contracts provide for nearly all of our projected requirements in 2008 and approximately 88% through 2010. We have long-term coal contracts with five suppliers. Substantially all of the coal is currently mined in the state of Indiana. More than half of our contracted coal is from one supplier. We have entered into three long-term contracts with this non-union supplier for the provision of coal from three separate mines. Any significant disruption in the delivery of coal from this supplier, or any failure on the part of this supplier to fulfill its contractual obligation to deliver coal, could have a material adverse effect on our business. In the event of such disruption, there can be no assurance that we would be able to purchase power or find another supplier of coal on favorable terms, which may also limit our ability to recover fuel costs through the FAC.

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

Our business is affected by variations in general weather conditions and unusually severe weather. As a result of these factors, the operating revenues and associated operating expenses are not generated evenly by month during the year. We forecast electric sales on the basis of normal weather, which represents a long-term historical average. Significant variations from normal weather (such as warmer winters and cooler summers) could have a material impact on our revenue, operating income and net income and cash flows. Storms that interrupt services to our customers have required us in the past, and may require us in the future, to incur significant costs to restore services.

The electricity business is highly regulated and any changes in regulations, or adverse regulatory action, could reduce revenues or increase costs.

As an electric utility, we are subject to extensive regulation at both the federal and state level. At the federal level, we are regulated by the FERC and, at the state level, we are regulated by the IURC. The regulatory power of the IURC over IPL is both comprehensive and typical of the economic regulation generally imposed by state public utility commissions. We face the risk of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Indiana. We are subject to regulation by the IURC as to our services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, the increase or decrease in retail rates and charges, the issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters.

Our tariff rates for electric service to retail customers consist of basic rates and charges and various tracking mechanisms which are set and approved by the IURC after public hearings. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years, but the IURC has the authority to review the rates of any utility at any time it chooses. Proceedings to review our basic rates and charges, which have occurred at irregular intervals, involve IPL, the Indiana Office of Utility Consumer Counselor and other interested consumer groups and customers. In addition, we must seek the approval from the IURC through such public proceedings of our tracking mechanism factors to reflect changes in our fuel costs to generate electricity or purchased power costs and for the timely recovery of costs incurred during construction and operation of Clean Coal Technology facilities constructed to comply with environmental laws and regulations. There can be no assurance that we will be granted approval of our tracking mechanism factors that we request from the IURC. The failure of the IURC to approve any requested relief, or any other adverse rate determination by the IURC, could have a material adverse effect on our results of operations.

In recent years, federal and state regulation of electric utilities has changed dramatically, including the Energy Policy Act of 2005. Much of the legislation directs the FERC, the Department of Energy, and other agencies to develop rules for the implementation of the EPAct. The EPAct contains provisions specifically related to the electric utility industry including, but not limited to, the following: climate change issues, mandatory reliability standards, amendments to the Public Utility Regulatory Policies Act, repeal of the Public Utility Holding Company Act of 1935, enactment of the Public Utility Holding Company Act of 2005, clean power initiatives, transmission expansion and energy efficiency proposals. The adoption of rules by either the FERC or the IURC implementing the EPAct could affect our business. We are currently unable to predict the impact, if any, to our results of operations.

Independent of the IURC’s ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in FAC. Additionally, customer refunds may result if a utility’s rolling twelve month operating income, determined at quarterly measurement dates, exceeds a utility’s authorized annual jurisdictional net operating income and there are not sufficient applicable cumulative net operating income deficiencies against which the excess rolling twelve month jurisdictional net operating income can be offset. In our three most recently approved FAC filings, the IURC found that our rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income by $24.6 million for the twelve months ended October 31, 2007; by $22.5 million for the twelve months ended July 31, 2007; and by $3.8 million for the twelve months ended April 30, 2007. In addition, in our March 24, 2008 FAC filing, which has not yet been approved by the IURC, our rolling annual jurisdictional retail electric net operating income was calculated to be greater than the authorized annual jurisdictional net operating income by $23.5 million for the twelve months ended January 31, 2008. Because we have a cumulative net operating income deficiency, we have not been required to make customer refunds in our FAC proceedings, however, even though we have a cumulative net operating income deficiency, the IURC may still review our basic rates and charges on a prospective basis at any time it chooses.

In December 2007, we received a letter from the staff of the IURC requesting information relevant to IURC’s periodic review of our basic rates and charges and we subsequently provided information to the staff. Since our cumulative net operating income deficiency (described above) requires no customer refunds, the IURC staff was concerned that the higher than usual 2007 earnings may continue in the future. In an effort to allay staff’s concerns, we proposed in our March 24, 2008 FAC filing a prospective one-time credit to customers totaling $30 million. If approved, the credit will provide an offset against fuel charges customers would otherwise pay in the billing months of June, July and August of 2008. Consistent with this proposal, we recorded a $30 million contingent liability in March 2008 with a corresponding reduction against revenues. It is not clear what action, if any, the IURC staff will recommend as a result of its periodic review of our basic rates and charges.

Our participation in the Midwest ISO network involves risks.

We are a member of the Midwest ISO, a FERC approved regional transmission organization. The Midwest ISO serves the electrical transmission needs of much of the Midwest and maintains functional operational control over our electric transmission facilities as well as that of the other Midwest utility members of the Midwest ISO. We retain control over our distribution facilities. As a result of membership in the Midwest ISO and their operational control, our continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted. We offer our generation and bid our load into this market on a day-ahead basis and settle differences in real time. Given the nature of the Midwest ISO’s policies regarding use of transmission facilities, and its administration of the energy market, it is difficult to predict near term operational impacts. We cannot assure you the Midwest ISO’s reliable operation of the regional transmission system, nor the impact of its operation of the energy market.

At the federal level, there are business risks for us associated with multiple proceedings pending before the FERC related to our membership and participation in the Midwest ISO. These proceedings involve such issues as transmission rates, construction of new transmission facilities, implementation of an Ancillary Services Market, and evolving standards for resource adequacy including sanctions for non-compliance. In January 2008, we and three other Indiana utilities that are members of the Midwest ISO filed a joint petition with the IURC seeking approval of our participation in the ASM, and seeking the timely recovery of associated costs. We currently cannot predict the impact of these proceedings on our financial position, liquidity or results of operations, but the impact could be material.

To the extent that we rely, at least in part, on the performance of the Midwest ISO to maintain the reliability of our transmission system, it puts us at some risk for the performance of the Midwest ISO. In addition, actions taken by the Midwest ISO to secure the reliable operation of the entire transmission system operated by the Midwest ISO could result in voltage reductions, rolling blackouts, or sustained system wide blackouts on IPL’s transmission and distribution system, any of which could have a material adverse effect on our results of operations. (See also “Item 1. Business - Regulatory Matters - Midwest ISO Operations” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Industry Changes.”)

Our ownership by the AES Corporation subjects us to potential risks that are beyond our control.

All of IPL’s common stock is owned by IPALCO, all of whose common stock is owned by AES. The interests of AES may differ from the interests of IPALCO, IPL or any of their creditors or other stakeholders. Further, due to our relationship with AES, any adverse developments and announcements concerning them may affect our ability to access the capital markets and to otherwise conduct business. In particular, downgrades in AES’s credit ratings could potentially result in IPL or IPALCO’s credit ratings being downgraded. IPL’s common stock is pledged to secure certain indebtedness of IPALCO, and IPALCO’s common stock is pledged to secure certain indebtedness of AES.

IPALCO is a holding company and is dependent on IPL for dividends to meet its debt service obligations.

IPALCO is a holding company with no material assets other than the common stock of its subsidiaries, and accordingly all cash is generated by the operating activities of our subsidiaries, principally IPL. None of IPALCO’s subsidiaries, including IPL, is obligated to make any payments with respect to its $750 million Senior Secured Notes; however, the common stock of IPL is pledged to secure payment of these notes. Accordingly, IPALCO’s ability to make payments on its Senior Secured Notes is dependent not only on the ability of IPL to generate cash in the future, but also on the ability of IPL to distribute cash to IPALCO. IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends to us. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of these restrictions. See Note 10, “Indebtedness and Restricted Cash” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for information regarding indebtedness.

We rely on access to the capital markets, so the inability to maintain current credit ratings and access capital markets on favorable terms could increase interest costs and/or adversely affect liquidity and cash flow.

From time to time we rely on access to capital markets as a source of liquidity for capital requirements not satisfied by operating cash flows. Our inability to maintain our current credit ratings could affect our ability to raise capital and to do so on favorable terms, particularly during times of uncertainty in the capital markets. See Note 10, “Indebtedness and Restricted Cash” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for information regarding indebtedness. See also “Item 7A. Quantitative and Qualitative Disclosure about Market Risk - Credit Market Risk” for information related to credit market risks.

The level of our indebtedness, and the security provided for this indebtedness, could adversely affect our financial flexibility.

As of December 31, 2007, we had on a consolidated basis $1.27 billion of long-term indebtedness and total common shareholder’s deficit of $11.2 million. We also had $375 million of the $750 million total principal amount of outstanding IPALCO’s Senior Secured Notes classified as current maturities, all of which are secured by IPALCO’s pledge of all the outstanding common stock of IPL. IPL had $837.7 million of First Mortgage Bonds outstanding as of December 31, 2007, which are secured by the pledge of substantially all of the assets of IPL under the terms of IPL’s mortgage and deed of trust. We also had $60.0 million of unsecured indebtedness. This level of indebtedness and related security could have important consequences, including the following:

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

We expect to incur additional debt in the future, subject to the terms of our debt agreements, and regulatory approvals for any IPL debt. To the extent we become more leveraged, the risks described above would increase. Further, our actual cash requirements in the future may be greater than expected. Accordingly, our cash flow from operations may not be sufficient to repay at maturity all of the outstanding debt as it becomes due and, in that event, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms or at all to refinance our debt as it becomes due. For a further discussion of outstanding debt, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

Our construction program calls for extensive expenditures for capital improvements and additions, including the installation of environmental upgrades, improvements to transmission and distribution facilities as well as other initiatives. As a result, we have engaged, and will continue to engage, numerous contractors and entered into a number of agreements to acquire the necessary materials and/or obtain the required construction related services. This exposes us to the risk that these contractors and other counterparties could fail to perform. In addition, some contracts provide for us to assume the risk of price escalation and availability of certain metals and key components. This could force us to enter into alternative arrangements at then-current market prices that may exceed our contractual prices and cause construction delays. Although our agreements are designed to mitigate the consequences of a potential default by the counterparty, our actual exposure may be greater than these mitigation provisions. This would cause our financial results to be diminished, and we might incur losses or delays in completing construction.

We could incur significant capital expenditures to comply with environmental laws and regulations.

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. A violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot provide assurance that we have been or will be at all times in full compliance with such laws, regulations and permits, however, we do not believe any currently open investigations will result in fines material to our results of operations or financial position. Under certain environmental laws, we could be held responsible for costs relating to contamination at our past or present facilities and at third party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage. We cannot assure you that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations or financial condition. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” for a more comprehensive discussion of environmental matters impacting IPL and IPALCO.

Commodity price changes may affect the operating costs and competitive position of our business.

Our business is sensitive to changes in the price of coal, the primary fuel we use to produce electricity, and to a lesser extent, to the changes in price of natural gas, purchased power and emissions allowances. In addition, changes in the price of steel, copper and other raw materials can have a significant impact on our costs. Any changes in coal prices could affect the prices we charge, our operating costs and our competitive position with respect to our products and services. While we have approximately 88% of our current coal requirements through 2010 under long-term contracts, the balance is purchased under short-term contracts and on the spot market where prices can be highly volatile. We are also dependent on purchased power, in part, to meet our seasonal planning reserve margins. Our exposure to fluctuations in the price of coal is limited because pursuant to Indiana law, we may apply to the IURC for a change in our FAC every three (3) months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. In addition, we may recover the fuel portion of our purchased power costs in these quarterly FAC proceedings. We must present evidence in each proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

We are subject to employee workforce factors that could affect our businesses and financial condition.

We are subject to employee workforce factors, including, among other things, loss or retirement of key personnel, availability of qualified personnel, collective bargaining agreements. Approximately 44% of our employees are over the age of 50. Approximately 64% of our employees are represented by the International Brotherhood of Electrical Workers and work stoppages could affect our businesses and financial condition, results of operations and cash flows.

Our net pension plan obligations may require additional significant contributions.

Pension costs are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be wrong, resulting in a shortfall of pension plan assets compared to pension obligations under the pension plan. We are responsible for funding any shortfall of pension plan assets compared to pension obligations under the pension plan. Our pension plan assets consist of investments in domestic and international equities, fixed income securities, alternative investments (currently hedge funds), and cash. The Pension Protection Act of 2006, which contains comprehensive pension funding reform legislation, was enacted into law during the third quarter of 2006. The pension funding provisions are effective January 1, 2008. The Pension Act requires plans that are less than 100% funded to fully fund any funding shortfall in amortized level installments over seven years, beginning in the year of the shortfall. In addition, we must also contribute the normal (service) cost earned by active participants during the plan year. Then, each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven-year period.

The Pension Act mandated the Treasury Department to determine specific guidelines and procedures on numerous provisions that could affect the timing of required pension funding. Additional guidelines and procedures may continue to be issued by the Treasury Department in 2008. At this time, we do not expect any additional guidelines and procedures to have a significant impact on funding requirements.

Please see Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for further discussion.

From time to time, we are subject to material litigation and regulatory proceedings.

We may be subject to material litigation, regulatory proceedings, administrative proceedings, settlements, investigations and claims from time to time. There can be no assurance that the outcome of these matters will not have a material adverse effect on our business, results of operations or financial condition. Please see Note 2, “Regulatory Matters” and Note 13, “Commitments and Contingencies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for a summary of significant regulatory matters and legal proceedings involving us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. DEFINED TERMS

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-K:

AES	The AES Corporation
ASM	Ancillary Services Market
BART	Best Available Retrofit Technology
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCT	Clean Coal Technology
CO2	Carbon Dioxide
Defined Benefits Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
Deloitte	Deloitte & Touche LLP
DSM	Demand-Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EnerTech	EnerTech Capital Partners II L.P.
EPA	U.S. Environmental Protection Agency
EPAct	Energy Policy Act of 2005
ERO	Electric Reliability Organization
Exchange Act	Securities Exchange Act of 1934, as amended
FAC	Fuel Adjustment Charges
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FIN 48	Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”
IBEW	International Brotherhood of Electrical Workers
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
IPALCO’s Senior Secured Notes	$375 million of 8.375% and $375 million of 8.625% Senior Secured Notes due November 14, 2008 and November 14, 2011, respectively
IPL	Indianapolis Power & Light Company
IPL Funding	IPL Funding Corporation
IURC	Indiana Utility Regulatory Commission
J.P. Morgan	J.P. Morgan Securities, Inc.
kWh	Kilowatt hours
Mid-America	Mid-America Capital Resources, Inc.
Midwest ISO	Midwest Independent Transmission System Operator, Inc.
MW	Megawatt
NOx	Nitrogen Oxides
NSR	New Source Review
Pension Act	Pension Protection Act of 2006
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
Pollution Control Bonds	IPL’s $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project
REMC	Rural Electric Membership Cooperative
RFC	ReliabilityFirst Corporation
RSG	Revenue Sufficiency Guarantee
RSP	AES Retirement Savings Plan
SFAS	Statement of Financial Accounting Standards
SFAS 71	Statement of Financial Accounting Standards No. 71 “Accounting for the Effect of Certain Types of Regulation”
SFAS 158	Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R”
SIP	State Implementation Plan
SO2	Sulfur Dioxide
S&P	Standard & Poors
TEMT	Transmission and Energy Markets Tariff
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company
VEBA Trust	Voluntary Employee Beneficiary Association Trust

ITEM 2. PROPERTIES

Our executive offices are located at One Monument Circle, Indianapolis, Indiana. This facility and the remainder of our material properties in our business and operations are owned directly by Indianapolis Power & Light Company. The following is a description of these material properties.

We own two distribution service centers in Indianapolis. We also own the building in Indianapolis which houses our customer service center.

We own and operate four generating stations. Two of the generating stations are primarily coal-fired stations. The third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. For electric generation, the net winter capability is 3,492 MW and net summer capability is 3,353 MW. Our highest recorded winter and summer peak loads are 2,808 MW and 3,139 MW, respectively.

Our sources of electric generation are as follows:

Fuel	Name	Number of Units	Winter Capacity (MW)	Summer Capacity (MW)	Location

Coal	Petersburg	4	1,752	1,752	Pike County, Indiana
	Harding Street	3	645	639	Marion County, Indiana
	Eagle Valley	4	263	260	Morgan County, Indiana
	Total	11	2,660	2,651
Gas	Harding Street	3	385	322	Marion County, Indiana
	Georgetown	2	200	158	Marion County, Indiana
	Total	5	585	480
Oil	Petersburg	3	8	8	Pike County, Indiana
	Harding Street	6	158	133	Marion County, Indiana
	Eagle Valley	3	81	81	Morgan County, Indiana
	Total	12	247	222
Grand Total		28	3,492	3,353

Net electrical generation during 2007, at the Petersburg, Harding Street, Eagle Valley and Georgetown plants accounted for approximately 69.1%, 22.3%, 8.4% and 0.2%, respectively, of our total net generation.

Our electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, Vectren Corporation, Hoosier Energy Rural Electric Cooperative, Inc., and the electric system jointly owned by Duke Energy Indiana, Indiana Municipal Power Agency and Wabash Valley Power Association, Inc. Our transmission system includes 457 circuit miles of 345,000 volt lines and 363 circuit miles of 138,000 volt lines. The distribution system consists of 4,736 circuit miles underground primary and secondary cables and 6,176 circuit miles of overhead primary and secondary wire. Underground street lighting facilities include 715 circuit miles of underground cable. Also included in the system are 75 bulk power substations and 88 distribution substations.

We hold an option, through 2013, to purchase suitable acreage of land in Switzerland County, Indiana to use as a potential power plant site. In addition, IPL owns the rights to coal underlying approximately 5,875 acres in Pike and Gibson Counties, Indiana.

All of our critical facilities are well maintained, in good condition and meet our present needs. Currently, our plants generally have enough capacity to meet the needs of our retail customers when all of our units are available. During periods when our generating capacity is not sufficient to meet our retail demand, we purchase power on the wholesale market

Mortgage Financing on Properties

The mortgage and deed of trust of IPL, together with the supplemental indentures to the mortgage, secure first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a direct first mortgage lien in the amount of $837.7 million at December 31, 2007. In addition, IPALCO Enterprises, Inc has $750 million Senior Secured Notes outstanding which are secured by its pledge of all of the outstanding common stock of IPL.

ITEM 3. LEGAL PROCEEDINGS

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters,” and Note 2, “Regulatory Matters” and Note 13, “Commitments and Contingencies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for a summary of significant legal proceedings involving us. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable pursuant to General Instruction I of the Form 10-K

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

All of the outstanding common stock of IPALCO Enterprises, Inc is owned by the AES Corporation, and as a result is not listed for trading on any stock exchange

Dividends

During 2007 and 2006, we paid dividends to AES totaling $85.8 million and $92.5 million, respectively. Future distributions will be determined at the discretion of the Board of Directors of IPALCO and will depend primarily on dividends received from Indianapolis Power & Light Company and such other factors as the Board of Directors of IPALCO deems relevant. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” of this Form 10-K for a discussion of limitations on dividends from IPL. In order for us to make any dividend payments to AES, we must, at the time and as a result of such dividends, either maintain certain credit ratings on IPALCO’s $750 million Senior Secured Notes or be in compliance with leverage and interest coverage ratios contained in the Indenture for such notes. We do not believe this requirement will be a limiting factor in paying dividends in the ordinary course of prudent business operations.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data. This data should be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The “Results of Operations” discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” addresses significant fluctuations in operating data. IPALCO Enterprises, Inc is a wholly-owned subsidiary of the AES Corporation and therefore does not report earnings or dividends on a per-share basis. Other data that management believes is important in understanding trends in our business is also included in this table.

	Year Ended December, 31
	2007	2006	2005	2004	2003
	(In Thousands)
Operating Data:
Total utility operating revenues	$1,052,627	$1,032,051	$951,079	$885,473	$838,165
Utility operating income	210,418	179,503	208,728	214,334	186,583
Allowance for funds used during construction	7,445	5,350	3,646	3,769	6,539
Net income	122,116	92,416	113,929	124,994	103,265

Balance Sheet Data (end of period):
Utility plant - net	2,347,406	2,248,045	2,165,391	2,142,852	2,096,563
Total assets	2,841,941	2,807,965	2,573,156	2,473,919	2,397,810
Common shareholder’s deficit(1)	(11,238)	(50,682)	(126,401)	(108,082)	(121,778)
Cumulative preferred stock of subsidiary	59,784	59,135	59,135	59,135	59,135
Long-term debt (less current maturities)	1,271,558	1,481,516	1,443,316	1,502,064	1,482,011
Long-term capital lease obligations	729	1,546	2,401	4,148	747

Other Data:
Utility capital expenditures	201,060	195,009	112,207	163,540	145,836

(1) Upon the application of Statement of Financial Accounting Standards 158, we reclassified $72.1 million from Accumulated Other Comprehensive Loss to Regulatory Assets for 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see “Cautionary Note Regarding Forward - Looking Statements” at the beginning of this Form 10-K and “Item 1A. Risk Factors.”

Description of the Company

IPALCO Enterprises, Inc is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is Indianapolis Power & Light Company, a regulated utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc., is the holding company for our unregulated activities. Mid-America’s only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund, with a recorded value of $6.8 million as of December 31, 2007. Our business segments are electric and “all other.”

We are primarily engaged in generating, transmitting, distributing and selling electric energy to more than 465,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana. We have an exclusive right to provide electric service to those customers. We own and operate four generating stations, all within the state of Indiana. More than 99% of our total electricity produced was generated from coal in each of 2007, 2006, and 2005. Natural gas and fuel oil combined to provide the remaining kWh generation (primarily for peaking capacity). Our net electric generation capability for winter and summer is 3,492 MW and 3,353 MW, respectively. Our corporate mission is to serve our customers’ needs for electric power in ways that provide exceptional value to our customers, shareholders, people and communities.

Executive Overview

The most important matters on which we focus in evaluating our financial condition and operating performance and allocating our resources include: (i) recurring factors which have significant impacts on operating performance such as; regulatory action, environmental matters, weather and weather-related damage in our service area, the wholesale price of electricity, generating unit availability and capacity, and the local economy; (ii) our progress on performance improvement strategies designed to maintain high standards in several operating areas (including safety, environmental, reliability, and customer service) simultaneously; and (iii) our short-term and long-term financial and operating strategies. For a discussion of how we are impacted by regulation and environmental matters, please see “Regulatory Matters” and “Environmental Matters” later in this section and “Item 1. Business.”

Weather and weather-related damage in our service area

Extreme high and low temperatures in our service area have a significant impact on revenues as many of our retail customers use electricity to power air conditioners, electric furnaces and heat pumps. The effect is generally more significant with high temperatures than with low temperatures as many of our customers use gas heat. To illustrate, during the second fiscal quarter of 2007, when our service territory experienced a 7.0% increase in heating degree days and a 9.4% increase in cooling degree days as compared to the same period in 2006, we realized a 2.9% increase in net retail revenues (excluding revenues from tracker mechanisms such as fuel and environmental costs - see “Regulatory Matters”) primarily due to weather. In addition, because extreme temperatures have the effect of increasing demand for electricity, the wholesale price for electricity generally increases during periods of extreme hot or cold weather and, therefore, if we have available capacity not needed to serve our retail load, we can generate additional income by selling power on the wholesale market (see below).

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, which can cause power outages, which reduces revenues and increases repair costs.

Wholesale price of electricity

At times, we will purchase power on the wholesale markets, and at other times we will have electric generation capacity available for sale on the wholesale market in competition with other utilities and power generators. During the past five years, wholesale revenues represented 5.8% of our total electric revenues. Our ability to compete in the wholesale market for the sale of excess generation is dependent on the price, terms and conditions of the sale. The price of wholesale power can be volatile and therefore our revenues from wholesale sales can fluctuate significantly from year to year. The weighted average price of wholesale kWhs we sold increased approximately 8.4% in 2007 as compared to 2006.

Our participation in the Midwest Independent Transmission System Operator, Inc. changed our interface with the wholesale energy markets, particularly with respect to day-ahead and real-time transactions. Our ability to be dispatched in the Midwest ISO market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability. See also, “Industry Changes” for information about our participation in the Midwest ISO that impacts both revenues and costs associated with our energy service to our utility customers.

Generating unit availability and capacity

Currently, our plants generally have enough capacity to meet the needs of our retail customers when all of our units are available. As described above, we can, at times, generate additional revenues by selling excess energy on the wholesale market when prices are favorable to do so. From time to time, we must shut generating units down to perform maintenance or repairs. Generally, maintenance is scheduled during the spring and fall months when demand for power is lowest. Occasionally, it is necessary to shut units down for maintenance or repair during periods of high power demand. In addition, occasionally during periods of peak demand, our coal-fired generating capacity is not available or sufficient to meet our retail load. On these occasions, we may generate power using more costly gas or oil fired generating units or purchase power on the wholesale market to meet our retail demand. This can cause a loss of wholesale revenues and increased operating costs.

Local economy

Increases in commercial and industrial production levels in our service area generally lead to increased use of electricity. During 2007, 39.6% of our revenues came from large commercial and industrial customers. During the past 10 years, our retail kWh sales have grown at a compound annual rate of 1.6%.

Performance improvement program

Our objective is to achieve top industry performance in the United States by focusing on performance in seven key areas: safety, the environment, customer satisfaction, reliability (production and delivery), financial performance (retail rates and shareholder value), employee engagement and community leadership and by balancing them in a way and to a degree necessary to ensure a sustainable level of excellence in all these areas simultaneously as compared to our peers. We monitor our performance in these areas, and where practical and meaningful, compare performance in some areas to peer utilities. Although we have implemented numerous initiatives designed to help us meet our performance objectives, our 2007 performance showed that we still have improvements to make before we can reach our goal of top industry performance in the United States.

The 2007 results were better than our targets in financial performance and overall delivery reliability, while our production reliability is below our targets due in part to performance issues at a large coal fired plant where Clean Coal Technology was placed in service. One of these units recently underwent a maintenance outage in which we addressed many of the performance issues. Our delivery reliability performance excluding storm activity was similar to last year’s performance but was worse than our target. We continue to make improvements in the environmental arena through capital expenditures on CCT projects that have significantly reduced our level of SO2 emissions over the past few years. We did not meet our safety goals in 2007, but we continue to identify and implement programs to help us improve. Customer satisfaction is measured through the annual JD Power residential electric survey. Our performance was 28th relative to the largest 76 participating electric utilities in the United States. Because employee engagement and community leadership are company specific, these are not benchmarked.

Short-term and long-term financial and operating strategies

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

Results of Operations

In addition to the discussion on operations below, please see, the statistical information table included in “Item 1. Business” of this report, for additional data such as kWh sales and number of customers by customer class.

The year ended December 31, 2007 as compared to the year ended December 31, 2006

Utility Operating Revenues

Utility operating revenues increased in 2007 from the prior year by $20.6 million, which resulted from the following changes (dollars in thousands):

	2007	2006	Change	Percent Change

Utility Operating Revenue
Retail Revenues	$965,452	$948,923	$16,529	1.7%
Wholesale Revenues	68,366	60,448	7,918	13.1%
Miscellaneous Revenues	18,809	22,680	(3,871)	(17.1)%
Total Utility Operating Revenues	$1,052,627	$1,032,051	$20,576	2.0%

Heating Degree Days	5,031	4,730	301	6.4%
Cooling Degree Days	1,551	1,045	506	48.4%

The 1.7% increase in retail revenues was primarily due to a 4.2% increase in the quantity of kWh sold ($42.5 million) offset by a 2.3% decrease in the weighted average price per kWh sold (approximately $26.0 million). The increase in the quantity of retail kWhs sold was primarily due to increases in heating and cooling degree days during the comparable periods. The decrease in the weighted average price of kWhs sold was primarily due to a $22.5 million decrease in fuel revenues, which is offset almost entirely with decreased fuel and purchased power expenses attributable to serving our jurisdictional retail customers (see discussion in “Utility Operating Expenses”). The price decrease in revenues is also partially due to an $11.5 million decrease in the weighted average per kWh rate, excluding fuel recovery and costs related to our CCT projects, charged to our residential and commercial customers. Our declining block rate structure generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. These decreases were partially offset by an $8.0 million increase in revenues from retail customers associated with our CCT projects.

The 13.1% increase in wholesale revenues is primarily due to a 4.4% increase in the quantity of kWhs sold ($2.9 million) and an 8.4% increase in the weighted average price per kWh sold ($5.1 million). More kWhs were available for sale in the wholesale market during 2007 over 2006 primarily due to a scheduled outage that began in March 2006 on one of our large base-load coal-fired units. During the scheduled outage we enhanced our environmental emissions technology that is significantly reducing emissions as part of our CCT projects. This unit was placed back into service in June 2006. The quantity and price of wholesale kWh sales are also impacted by the ability of our generation to be dispatched by the Midwest ISO at wholesale prices that are above our variable costs and the amount of electricity we have available to sell in the wholesale market. Our ability to be dispatched in the Midwest ISO market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability.

The $3.9 million decrease in miscellaneous revenues was primarily due to a $3.5 million gain in the first quarter of 2006 from exchanging 2,510 vintage 2007 SO2 air emissions allowances for 2,500 vintage 2005 SO2 air emissions allowances. The gain resulted from exchanging allowances that were granted to us by the U.S. Environmental Protection Agency at no charge and recorded at cost, which is zero, for allowances that were recorded at their fair market value.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from 2006 to 2007 (in millions):

2006 Operating Expenses	$852.5
Change in deferred fuel costs	(46.2)
Decrease in other operating expenses	(8.9)
Decrease in maintenance expenses	(7.5)
Increase income taxes - net	12.5
Increase in fuel costs	13.7
Increase in purchased power expense	17.8
Other miscellaneous variances	8.3
2007 Operating Expenses	$842.2

The $46.2 million decrease in deferred fuel costs is the result of variances between estimated fuel and purchased power costs in our Fuel Adjustment Charges and actual fuel and purchased power costs. We are permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into expense in the same period that our rates are adjusted. (See also “Liquidity and Capital Resources - Regulatory Matters - Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income.”) Deferred fuel costs are recorded in Fuel on the accompanying consolidated statements of income.

Other operating expenses decreased by $8.9 million due to decreased emissions allowance expense of $13.3 million, partially offset by various individually immaterial increases. The decreased emissions allowance expense is primarily due to placing CCT projects into service on two of our largest units during 2006 and 2007, which led to a 17.4% reduction in our level of SO2 emissions from 2006 to 2007. Maintenance expenses decreased by $7.5 million in 2007 compared to 2006 primarily due to maintenance performed to coincide with the scheduled outage in 2006 described above.

The $12.5 million increase in income tax expense was primarily due to a $43.4 million increase in pretax net operating income ($17.6 million), partially offset by a decrease in income tax expense due to operating income tax contingencies recorded in 2006 ($2.4 million) and an increase in the Section 199 domestic production deduction from 3% to 6% of qualifying production activity income ($2.6 million).

Actual fuel costs increased by $13.7 million primarily due to a 4.2% increase in the quantity of coal consumed. Purchased power expense increased by $17.8 million due to an increase in the market price of purchased power ($14.1 million) and an increase in the volume of power purchased during the period ($3.7 million). The increased market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. The volume of power purchased increased primarily due to the timing and duration of outages in 2006 and 2007 along with increased retail demand primarily due to weather.

Other Income and Deductions

Other income and deductions decreased $2.6 million from income of $32.9 million in 2006 to income of $30.3 million in 2007. Included in this decrease is a $5.5 million decrease in the income tax benefit primarily due to changes in previously recorded tax contingencies including an interest benefit related to such contingencies, partially offset by a $1.0 million increase in the allowance for equity funds used during construction primarily due to increased capital expenditures related to our CCT projects and a $2.0 million increase in interest and dividend income on investments.

Interest and Other Charges

Interest and other charges decreased $1.4 million for the year ended December 31, 2007 from the same period in 2006. This increase is primarily due a $1.1 million increase in the allowance for borrowed funds used during construction primarily due to increased capital expenditures related to our CCT projects.

The year ended December 31, 2006 as compared to the year ended December 31, 2005

Utility Operating Revenues

Utility operating revenues increased in 2006 from the prior year by $81.0 million, which resulted from the following changes (dollars in thousands):

	2006	2005	Change	Percent Change

Utility Operating Revenue
Retail Revenues	$948,923	$880,479	$68,444	7.8%
Wholesale Revenues	60,448	53,326	7,122	13.4%
Miscellaneous Revenues	22,680	17,274	5,406	31.3%
Total Utility Operating Revenues	$1,032,051	$951,079	$80,972	8.5%

Heating Degree Days	4,730	5,251	(521)	(9.9)%
Cooling Degree Days	1,045	1,306	(261)	(20.0)%

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

The $5.4 million increase in miscellaneous revenues is primarily due to a $3.5 million gain from exchanging 2,510 vintage 2007 SO2 air emissions allowances for 2,500 vintage 2005 SO2 air emissions allowances during the first quarter of 2006 and a $2.0 million increase in Midwest ISO transmission revenues, which is offset by a $3.3 million increase in Midwest ISO transmission expenses, as described below. The gain on emissions allowances results from exchanging allowances that were granted to us by the EPA at no charge and recorded at cost, which is zero, for allowances that are recorded at fair market value.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from 2005 to 2006 (in millions):

2005 Operating Expenses	$742.4
Change in deferred fuel costs	73.3
Increase in fuel costs	16.5
Increase in other operating expenses	20.1
Increase in maintenance expenses	10.2
Decrease in purchased power expense	(11.9)
Other miscellaneous variances	1.9
2006 Operating Expenses	$852.5

The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in our FAC and actual fuel and purchased power costs. We are permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into expense in the same period that our rates are adjusted. While the quantity of coal consumed increased only 0.3% from 2005 to 2006, the average price per ton increased 12.0% or $23.6 million in the aggregate. Coal prices are primarily affected by the supply and demand of fossil fuels as well as coal transportation costs. Partially offsetting this increase is a $4.1 million decrease in the quantity and a $2.6 million decrease in the price of natural gas consumed. Deferred fuel costs are recorded in Fuel on the accompanying consolidated statements of income.

The increase in other operating expenses is primarily due to increases in emissions allowance expense ($5.7 million), wages and employee benefits ($5.5 million), Midwest ISO transmission expenses ($3.3 million) consulting fees and other contract labor ($1.6 million) and other miscellaneous items. Emissions allowance expense increased in 2006, compared to 2005, because we purchased a greater portion of our allowance needs in the market. We are allocated SO2 environmental air emissions allowances each year by the EPA at no cost. During 2006, we purchased an additional 20,100 SO2 allowances at a total cost of $16.3 million. We account for emissions allowances as intangible assets and record expenses for allowances using a First In First Out method. Therefore, we do not recognize emissions allowance expense until we use up all of the allowances allocated to us from the EPA. The increase in wages and employee benefits includes a $5.7 million increase in pension and other post retirement benefits primarily due to increased service and interest costs ($3.5 million) and increased net loss amortization ($2.1 million). The increase in consulting fees and other contract labor consists primarily of increased legal costs to defend outstanding litigation and consulting fees related to internal control material weakness remediation efforts.

The increase in maintenance expenses is primarily due to a scheduled outage on one of our large base load coal fired units that coincided with a project to enhance environmental emissions technology to significantly reduce SO2 emissions as part of our CCT projects. Purchased power expense decreased $11.9 million primarily due to a 19.7% decrease in the market price of purchased power and a 4.2% decrease in the volume of power purchased during the comparative periods. The decreased price of purchased power ($9.7 million) is influenced by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased.

Other Income and Deductions

Other income and deductions increased from income of $22.3 million in 2005 to income of $32.9 million in 2006. Included in this increase is a $9.3 million increase in the income tax benefit, primarily due to the changes in previously recorded tax contingency reserves.

Interest and Other Charges

Interest and other charges increased $2.9 million for the year ended December 31, 2006 from the same period in 2005. This increase is primarily due to interest related to increased borrowings on our credit facility ($3.2 million), partially offset by a $1.2 million increase in the allowance for borrowed funds used during construction.

Liquidity and Capital Resources

As of December 31, 2007, we had unrestricted cash and cash equivalents of $7.7 million and highly liquid short-term investments of $2.1 million. As of December 31, 2007, we also had available borrowing capacity of $107.7 million under our $150.0 million committed credit facility after outstanding borrowings, existing letters of credit and liquidity support for IPL’s $40 million unsecured variable rate debt, which is remarketed weekly. All of our long-term borrowings must first be approved by the Indiana Utility Regulatory Commission and the aggregate amount of our short-term indebtedness must be approved by the Federal Energy Regulatory Commission. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2008. However, we also have restrictions on the amount of new debt that may be issued due to contractual obligations of the AES Corporation and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations. We believe that existing cash balances, short-term investments, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing.

Historical Cash Flow Analysis

Our principal sources of funds in 2007 were net cash provided by operating activities of $261.3 million, net proceeds of approximately $165.0 million from the sale of IPL first mortgage bonds and the use of $32.7 million of restricted cash. Net cash provided by operating activities is net of cash paid for interest of $117.6 million. The principal uses of funds in 2007 included capital expenditures of $201.1 million, dividends to AES of $85.8 million, the retirement of $80.0 million of first mortgage bonds and net paydowns of $74.0 million on our credit facility. We believe our future principal uses of net cash provided by operating activities, net of required pension contributions, will be capital expenditures and distributions to AES.

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

Our principal sources of funds in 2005 were net cash provided by operating activities of $177.3 million, net proceeds of approximately $71.9 million from the sale of IPL first mortgage bonds and net borrowings on our lines of credit of $52.3 million. Net cash provided by operating activities is net of cash paid for interest of $112.8 million and pension funding of $17.6 million. The principal uses of funds in 2005 included capital expenditures of $112.2 million, dividends to AES of $110.5 million, and the retirement of $71.9 million of first mortgage bonds.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditures totaled $201.1 million, $195.0 million and $112.2 million in 2007, 2006 and 2005, respectively. Included in these amounts are approximately $111.9 million, $100.5 million and $56.1 million of expenditures in 2007, 2006 and 2005, respectively, on technology designed to reduce environmental emissions related to our CCT projects. Construction expenditures in 2007 were financed with internally generated cash provided by operations, borrowings on our credit facilities, a portion of the proceeds from the June 2007 issuance of $165 million IPL first mortgage bonds (see “Capital Resources”), and $32.7 million in draws from the construction fund associated with the issuance in September 2006 of $60 million IPL first mortgage bonds. Construction expenditures in 2006 were financed with internally generated cash provided by operations, borrowings on our credit facilities, and $28.5 million in draws from the construction fund associated with the issuance in September 2006 of $60 million IPL first mortgage bonds.

Our capital expenditure program for the three-year period 2008-2010 is currently estimated to cost approximately $474 million. It includes approximately $184 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $135 million for power plant related projects; $117 million for construction projects designed to reduce SO2 and mercury emissions; $14 million for investments associated with additional generation and $24 million for other miscellaneous equipment and furniture. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions are recoverable through jurisdictional retail rate revenue as part of our CCT projects, subject to regulatory approval. Capital expenditures are financed with a combination of internally generated funds and short-term and long-term borrowings. See “Regulatory Matters - Clean Coal Technology Filings” below, regarding the IURC ratemaking treatment providing for recovery of our NOx, SO2 and mercury emissions compliance costs.

In June 2007, IPL received an order from the IURC issuing a Certificate of Public Convenience and Necessity for the acquisition of a combustion turbine with a nominal nameplate capacity of 80 MW. Approval was granted by FERC in July 2007 and this purchase was completed on July 24, 2007. The turbine, which is in service, is located at IPL’s Georgetown substation. IPL had operated this unit on behalf of the unit’s previous owner.

Contractual Cash Obligations

Our non-contingent contractual obligations as of December 31, 2007 are set forth below:

	Payment Due
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In Millions)
Long-term debt, including current maturities	$1,647.7	$375.0	$-	$375.0	$897.7
Capital lease obligation	1.7	0.9	0.8	-	-
Operating lease obligations	1.5	0.9	0.6	-	-
Interest obligations(1)	1,301.4	112.6	169.8	133.4	885.6
Purchase obligations(2):
Coal, gas and related transportation(3)	399.8	130.0	182.9	67.6	19.3
Other(4)	83.1	23.9	13.3	14.1	31.8
Pension(5)	55.0	55.0	-	-	-
Total(6)	$3,490.2	$698.3	$367.4	$590.1	$1,834.4

(1) Represents interest payment obligations related to fixed and variable rate debt. Interest related to variable rate debt is calculated using the rate in effect at December 31, 2007.

(2) Does not include purchase orders or normal purchases for goods or services: (1) for which there is not also an enforceable contract; or (2) which does not specify all significant terms, including fixed or minimum quantities. Also, does not included contractual commitments that can be terminated by us without penalty on notice of 90 days or less.

(3) Does not include an additional $38.4 million for each of 2008 and 2009, and $30.5 million for each of 2010 through 2012 for contractual obligations executed in January 2008.
(4) Primarily comprised of construction related and meter reading obligations.

(5) For years 2009 and thereafter, our contractual obligation can fluctuate due to various factors. Please see “Critical Accounting Policies” below and Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for further discussion.

(6) Does not include an uncertain tax liability of $23.8 million (tax and related interest) as of December 31, 2007. As described in Note 3, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K, IPALCO adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 on January 1, 2007. It is not possible to determine in which future period or periods that the non-current income tax liability for uncertain tax positions might be paid.

Dividends

All of IPALCO’s outstanding common stock is held by AES. During 2007, 2006 and 2005, we paid $85.8 million, $92.5 million and $110.5 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, cash flows, financial condition, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Plans

See “Critical Accounting Policies” for discussion of pension plans.

Capital Resources

IPALCO is a holding company, and accordingly substantially all of its cash is generated by the operating activities of its subsidiaries, principally IPL. None of its subsidiaries, including IPL, is obligated under or has guaranteed IPALCO’s Senior Secured Notes, however, all of IPL’s common stock is pledged to secure these notes. Accordingly, IPALCO’s ability to make payments on IPALCO’s Senior Secured Notes depends on the ability of IPL to generate cash and distribute it to IPALCO.

While we believe that our sources of liquidity will be adequate to meet our needs, this belief is based on a number of material assumptions, including, without limitation, assumptions about revenues, weather, economic conditions, our credit ratings and those of AES and IPL, regulatory constraints, environmental regulation and pension obligations. If and to the extent these assumptions prove to be inaccurate, our sources of liquidity may be affected. Moreover, changes in these factors or in the bank or other credit markets could reduce available credit or our ability to renew existing credit or liquidity facilities on acceptable terms. The absence of adequate liquidity could adversely affect our ability to operate our business, and our results of operations and financial condition.  Please see “Indebtedness” below, for discussion of our intention to refinance IPALCO’s Senior Secured Notes due November 14, 2008

In May 2007 we amended our receivable sale agreement to extend the maturity date to May 27, 2008, as discussed below in “Sales of Accounts Receivable.”

In June 2007 IPL issued $165 million of IPL first mortgage bonds, 6.60% Series, due June 1, 2037. Proceeds from this offering were used to effect the repayment upon maturity of IPL’s first mortgage bonds, 7.375% Series, due August 1, 2007 in the aggregate principal amount of $80 million and to finance a portion of our construction program, reimburse our treasury, repay outstanding short-term borrowings incurred by us for such purposes, and for other general corporate purposes.

Indebtedness

IPALCO has classified its outstanding $375 million of 8.375% Senior Secured Notes due November 14, 2008 as short-term and management is evaluating available options regarding its repayment. Management intends to refinance and believes that it has the ability to refinance IPALCO’s Senior Secured Notes due November 14, 2008; however there can be no assurance that IPALCO will refinance these Notes. This ability is based on the historical trading of the IPALCO Senior Secured Notes and the existence of a viable market for bonds of IPALCO’s credit rating allowing IPALCO to access the capital to finance the maturity. Should the capital markets not be accessible to IPALCO, management believes that other financing options are at its disposal to meet the needs of the maturity, which could include a credit facility with a financial institution.

See Note 10, “Indebtedness and Restricted Cash” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for further information regarding indebtedness.

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on IPALCO’s Senior Secured Notes and IPL’s credit facilities (as well as the amount of certain other fees on the credit facilities) are dependent upon the credit ratings of IPALCO and IPL, respectively. In the event IPL’s credit ratings are downgraded or upgraded, the interest rates and certain other fees charged to IPL could increase, or decrease, respectively. However, the applicable interest rate on IPALCO’s Senior Secured Notes cannot increase any further, but upgrades in IPALCO’s credit ratings can decrease the interest rates charged on IPALCO’s Senior Secured Notes. Downgrades in the credit ratings of AES could result in IPL’s and/or IPALCO’s credit ratings being downgraded.

In September 2007, Standard & Poors affirmed the BB+ corporate credit ratings of IPL and IPALCO and changed the outlook on each from positive to stable. In a separate action in September 2007, S&P upgraded the credit ratings of IPL’s senior secured debt from BBB- to BBB. In October 2007, Moody’s Investor Service affirmed IPL’s Baa1 senior secured, Baa2 senior unsecured, Baa2 issuer ratings and IPALCO’s Ba1 senior secured debt rating. In March 2008, S&P raised its issue-level ratings on IPALCO’s senior unsecured debt from BB- to BB and IPL’s senior unsecured debt from BB- to BBB.

The credit ratings of IPALCO and IPL as of March 19, 2008 are as follows:

	Moody’s	S&P	Fitch

IPALCO Issuer Rating/Corporate Credit Rating/Long-term Issuer Default Rating	-	BB+	BBB-
IPALCO Senior Secured Notes	Ba1	BB	BBB-
IPL Issuer Rating/Corporate Credit Rating/Long term Issuer Default Rating	Baa2	BB+	BBB-
IPL Senior Secured	Baa1	BBB	BBB+
IPL Senior Unsecured	Baa2	BBB	BBB

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

Related Party Transactions

In 2003, we entered into a property insurance program in which we buy insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. We are not self-insured. AES and other AES subsidiaries also participate in this program.  We pay premiums for a policy that is written and administered by a third party insurance company. The premiums paid to this third party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by the third party administrator. This trust fund pays aggregate claims up to $20 million. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence. The cost to us of coverage under this program was approximately $3.3 million, $3.1 million, and $2.8 million in 2007, 2006, and 2005, respectively, and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2007 and 2006, we had prepaid approximately $1.6 million and $1.7 million, respectively, which is recorded in Prepayments and other current assets on the accompanying consolidated balance sheets.

In 2004, we entered into an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits, in which AES and other AES subsidiaries also participate. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program, was approximately $20.5 million, $19.4 million and $19.2 million in 2007, 2006 and 2005, respectively and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2007 we had prepaid approximately $1.9 million for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying consolidated balance sheets. As of December 31, 2006, we had no prepaid coverage under this plan.

In the third quarter of 2006, we purchased 3,200 SO2 vintage 2006 air emissions allowances at the then current market price, for a total of $2.0 million from a wholly-owned subsidiary of AES.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.  IPALCO had estimated income tax payments in excess of estimated year-end liabilities which were applied to the following year’s income tax liabilities under this agreement of $7.0 million and $8.6 million as of December 31, 2007, and December 31, 2006, respectively.

Sales of Accounts Receivable

IPL formed IPL Funding Corporation in 1996 as a special-purpose entity to purchase retail receivables originated by IPL pursuant to a receivables sale agreement entered into with IPL. At the same time, IPL Funding entered into a purchase facility with unrelated parties pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million of interests in the pool of receivables purchased from IPL. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold up to a maximum of $50.0 million, as permitted by the purchase facility. During 2007, the purchase facility was extended through May 27, 2008. IPL Funding is included in the audited Consolidated Financial Statements of IPL. Accounts receivable on the accompanying consolidated balance sheets of IPALCO are stated net of the $50 million sold.

The losses recognized on the sales of receivables were $3.0 million, $2.9 million and $2.1 million for 2007, 2006 and 2005, respectively. These losses are included in Other operating expense on the consolidated statements of income. The amount of the losses recognized depends on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and the proceeds received.

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

Under the purchase facility, if we fail to maintain certain financial covenants regarding interest coverage and debt-to-capital ratios, it would constitute a “termination event.” We are in compliance with such covenants.

As a result of IPL’s current credit rating, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a “lock-box” event. Under a lock-box event or a termination event, the facility agent has the ability to require all of our proceeds of purchased receivables to be directed to lock-box accounts within 45 days of notifying us. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of new receivables and cause all proceeds of the purchased receivables to be used to reduce the Purchaser’s investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased receivables (currently $50 million).

Dividend and Capital Structure Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2007, exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends under the terms of its credit facilities if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before interest and taxes to interest expense of not less than 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .65 to 1, in order to pay dividends. As of December 31, 2007 and as of the filing of this report, IPL was in compliance with all financial covenants and no event of default existed.

IPALCO is also restricted in its ability to pay dividends under the terms of its Senior Secured Notes if it is not in compliance with certain financial covenants. These covenants require IPALCO to maintain a minimum ratio of earnings before taxes, interest, depreciation and amortization to interest expense of not less than 2.5 to 1, and a ratio of total debt to total adjusted capitalization, as defined in the terms of its Senior Secured Notes documents, not in excess of .67 to 1, in order to pay dividends. As of December 31, 2007 and as of the filing of this report, IPALCO was in compliance with all financial covenants and no event of default existed.

IPL’s amended articles of incorporation also require that, so long as any shares of preferred stock are outstanding, the net income of IPL, as specified in the articles, be at least one and one-half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding, and any proposed, preferred stock before any additional preferred stock is issued. The mortgage requires that net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. As of December 31, 2007, these requirements would not materially restrict IPL’s ability to issue additional preferred stock or first mortgage bonds in the ordinary course of prudent business operations.

Regulatory Matters

General

IPL is a regulated public utility principally engaged in providing electric service to the Indianapolis metropolitan area. As a regulated entity, we are required to use certain accounting methods prescribed by regulatory bodies which may differ from accounting methods required to be used by nonregulated entities.

An inherent business risk facing any regulated public utility is that of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Indiana, as it is elsewhere. We attempt to work cooperatively with regulators and those who participate in the regulatory process, while remaining vigilant in protecting or asserting our legal rights in the regulatory process. We take an active role in addressing regulatory policy issues in the current regulatory environment. Additionally, there is increased activity by environmental regulators. (See “Environmental Matters”)

Basic Rates and Charges

Our basic rates and charges represent the largest component of our annual revenues. Our basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. These basic rates and charges are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the Indiana Office of Utility Consumer Counselor, and other interested consumer groups and customers. Our declining block rate structure generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years, but the IURC has the authority to review the rates of any utility at any time it chooses. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual operating and maintenance expenditures, capital expenditures including those required by environmental regulations, fuel costs, generating unit availability and purchased power costs, can affect the return realized. IPL’s basic rates and charges were last adjusted in 1996.

Clean Coal Technology Filings

In 2002 and 2004, in response to petitions we filed, the IURC issued Orders approving expenditures for deployment of CCT. The 2002 Order approved the recovery of expenditures of approximately $260 million to install pollution control technology to reduce NOx emissions and recovery of the cost of NOx emissions allowances, when purchased to comply with environmental regulations restricting the emissions of NOx from our generating units used to serve our retail customers. The 2004 Order approved the recovery of up to $182 million of capital expenditures to install and/or upgrade pollution control technology to address required SO2 and mercury emissions reductions from our power plants and to reduce fine particulate pollution in the atmosphere. The IURC approved the ratemaking treatment applicable to qualified pollution control property to be recovered through an Environmental Compliance Cost Recovery Adjustment. In addition, the Orders approved ratemaking treatment for such expenditures, including a return on the expenditures and recovery of depreciation and operation and maintenance expenses associated with these projects and granted us the authority to add the approved return on our environmental projects to our authorized annual jurisdictional net operating income in subsequent FAC proceedings. Finally, the Orders provided for the periodic review of our capital expenditures on these projects.

During 2005 and 2006, we filed, in three separate ECCRA petitions, requests for approval of $78.4 million of additional capital expenditures related to pollution control technology. These petitions were approved by the IURC. We believe these expenditures are necessary to reliably and economically achieve a level of emissions reductions that complies with Indiana’s NOx State Implementation Plan, the federal Clean Air Interstate Rule and the Indiana Clean Air Mercury Rule that are discussed in more detail below.

In December 2007, we filed an updated Plan with the IURC, which provided estimated capital expenditures of approximately $102 million over the next three years to install and/or upgrade CCT to further reduce SO2 and mercury emissions at our Petersburg generating station and for mercury emissions monitoring equipment at each of our power plants. The Plan requests approval for ratemaking treatment applicable to qualified pollution control property to be recovered through an ECCRA, similar to that which we have received in previous environmental filings. Such treatment includes a return on the expenditures and recovery of depreciation expenses and operation and maintenance expenses associated with these projects. We have also requested to add the approved return on our environmental projects to our authorized annual jurisdictional net operating income in subsequent FAC proceedings. No assurance can be given at this time as to whether or not the Plan will be approved.

During the years ended December 31, 2007, 2006 and 2005, we incurred approximately $111.9 million, $100.5 million and $56.1 million, respectively, in CCT expenditures. The majority of such costs are recoverable as a result of the filings described above. We anticipate additional costs to comply with the CAIR and the Indiana CAMR and it is our intent to seek recovery of any additional costs. However, there can be no assurance that all costs will be recovered in rates.

Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income

We may apply to the IURC for a change in our fuel charge every three months to recover our estimated fuel costs, including the fuel portion of purchased power costs, which may be above or below the levels included in our basic rates and charges. We must present evidence in each FAC proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power, or both, so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

Independent of the IURC’s ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in FAC. Additionally, customer refunds may result if a utility’s rolling twelve month operating income, determined at quarterly measurement dates, exceeds a utility’s authorized annual jurisdictional net operating income and there are not sufficient applicable cumulative net operating income deficiencies against which the excess rolling twelve month jurisdictional net operating income can be offset. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be the lesser of one-fourth of the excess annual jurisdictional net operating income in that FAC application, grossed up for federal and state taxes or one-fourth of the cumulative net operating income deficiencies and excesses for the applicable period grossed up for federal and state taxes.

Our authorized annual jurisdictional net operating income, for purposes of the quarterly operating income tests, attendant on our FAC proceedings, is $163.0 million, as established in our last basic rate case, plus additional returns authorized in the Environmental Compliance Cost Recovery Adjustment filings of $22.9 million for the most recently approved FAC filing for the period ending October 31, 2007. Prior to 2006, earnings from certain of our customers who participated in our alternative regulatory plan known as Elect Plan were excluded from the quarterly operating income test pursuant to a series of IURC Orders. The Elect Plan, approved by the IURC as an alternative regulatory plan, has expired and earnings from all of our retail customers are now reflected in the FAC quarterly operating income tests. Additionally, during 2007, the summer weather in our service territory was unusually hot, which along with other factors led to higher than usual earnings. In our three most recently approved FAC filings, the IURC found that our rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income by $24.6 million for the twelve months ended October 31, 2007; by $22.5 million for the twelve months ended July 31, 2007; and by $3.8 million for the twelve months ended April 30, 2007. In addition, in our March 24, 2008 FAC filing, which has not yet been approved by the IURC, our rolling annual jurisdictional retail electric net operating income was calculated to be greater than the authorized annual jurisdictional net operating income by $23.5 million for the twelve months ended January 31, 2008. Because we have a cumulative net operating income deficiency, we have not been required to make customer refunds in our FAC proceedings, however, even though we have a cumulative net operating income deficiency, the IURC may still review our basic rates and charges on a prospective basis at any time it chooses.

In December 2007, we received a letter from the staff of the IURC requesting information relevant to IURC’s periodic review of our basic rates and charges and we subsequently provided information to the staff. Since our cumulative net operating income deficiency (described above) requires no customer refunds, the IURC staff was concerned that the higher than usual 2007 earnings may continue in the future. In an effort to allay staff’s concerns, we proposed in our March 24, 2008 FAC filing a prospective one-time credit to customers totaling $30 million. If approved, the credit will provide an offset against fuel charges customers would otherwise pay in the billing months of June, July and August of 2008. Consistent with this proposal, we recorded a $30 million contingent liability in March 2008 with a corresponding reduction against revenues. It is not clear what action, if any, the IURC staff will recommend as a result of its periodic review of our basic rates and charges.

In our March 2006 FAC proceeding (FAC 71), a consumer advocacy group representing some of our industrial customers requested that a sub-docket be established. We and the customer group entered into an agreement regarding the scope of the sub-docket which agreement was approved by the IURC in its May 2006 order in our FAC 71 proceeding. The agreement defines the scope of the sub-docket as “any issue related to FAC 71” and includes illustrative examples including: review of the Midwest ISO components of the cost of fuel, review of projection of Midwest ISO components of the cost of fuel, review of our generation offer and demand bid practices, review of allocation of fuel and other costs, review of compliance with IC 8-1-2-42(d) and review of our Elect Plan, all as they relate to FAC 71 only. Because of the uncertain outcome of the FAC 71 subdocket, the IURC Orders in our FAC 71 proceeding and subsequent FAC proceedings (through December 2007 proceeding, FAC 78) approved our FAC factors on an interim basis, subject to refund. To date, no procedural schedule for this sub-docket has been established. The IURC’s February 2008 Order in our FAC 78 proceeding also set our FAC factor on an interim basis, subject to refund, pending the outcome of the FERC proceeding regarding Revenue Sufficiency Guarantee Second Pass charges and any subsequent appeals or future order of the IURC. We cannot predict what refunds, if any, may be required, or for what period of time.

Purchased power costs below an established benchmark are presumed to be recoverable fuel costs. Our current benchmark under a settlement agreement with the IURC expires April 30, 2008. In December 2007, we filed with the IURC a joint petition along with another Indiana utility and the Indiana Office of Utility Consumer Counselor requesting a new settlement mechanism for the recovery of fuel costs in the cost of purchased electricity. A final order is expected during the second quarter of 2008, but we can give no assurance that the IURC will approve the petition as filed. The current agreement compares hourly purchased power costs to a monthly standard. The new settlement agreement compares hourly purchased power costs to a daily benchmark to better reflect changes in natural gas prices that occur throughout the month. We believe changes in natural gas prices typically influence the price at which we can purchase power. Therefore, we believe that the benchmark will more closely track fluctuations in purchased power prices. Purchased power costs over the benchmark not recovered from our customers have not had a material impact on our results of operations or financial condition to date.

Voluntary Employee Beneficiary Association Trust Complaint

In November 2007, the International Brotherhood of Electrical Workers, Local Union No. 1395, and sixteen individual retirees, (the “Complainants”), filed a complaint at the IURC seeking enforcement of their interpretation of the 1995 final order and associated settlement agreement resolving IPL’s basic rate case. The Complainants are requesting that the IURC conduct an investigation of IPL’s failure to fund the VEBA Trust, at a level of approximately $19 million per year. The VEBA Trust was spun off to an independent trustee in 2001. The complaint seeks an IURC order requiring IPL to make contributions to place the VEBA Trust in the financial position in which allegedly it would have been had IPL not ceased making annual contributions to the VEBA Trust after its spin off. The Complaint also seeks an IURC order requiring IPL to resume making annual contributions to the VEBA Trust. IPL filed a motion to dismiss and both parties are seeking summary judgment in the IURC proceeding. To date, no procedural schedule for this proceeding has been established. IPL believes it has meritorious defenses to the Complainants' claims and it will assert them vigorously in response to the complaint; however, there can be no assurances that it will be successful in its efforts.

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

Energy Policy Act of 2005

In 2005, the Energy Policy Act of 2005 was signed into law. Much of the legislation directs the FERC, the Department of Energy and other agencies to develop rules for the implementation of the EPAct, and this process is continuing. We are actively engaged in the EPAct implementation process at FERC and the IURC. The EPAct contains provisions specifically related to the electric utility industry including, but not limited to, the following: climate change issues, mandatory reliability standards, amendments to the Public Utility Regulatory Policies Act, repeal of the Public Utility Holding Company Act of 1935, establishment of the Public Utility Holding Company Act of 2005, clean power initiatives, and energy efficiency proposals. IPALCO is currently exempt from the Public Utility Holding Company Act of 2005.

FERC issued a Final Rule in 2006, which, among other things, outlines criteria for establishing an Electric Reliability Organization which will be charged with developing and enforcing mandatory electric reliability standards. The Final Rule also set forth procedures under which the ERO may propose reliability standards, the procedures for governing the enforcement action by the ERO and FERC, the criteria for the ERO to delegate authority to regional entities, and the funding for the ERO. In July 2006, FERC certified North American Electric Reliability Corporation as the nation’s ERO.

The IURC has conducted a generic investigation to consider whether it is appropriate for electric utilities to provide and install time-based meters and communication devices for each of their customers to participate in time-based pricing rate schedules and other demand response programs. In August 2007, the IURC found that jurisdictional electric utilities must take steps now to ensure the creation of a solid foundation of demand response programs state-wide and that it is not appropriate at this time to mandate time-based meters or pricing standards of the EPAct. The IURC has also initiated a generic investigation to consider: whether existing Indiana law and IURC processes are sufficient to ensure utilities develop a plan to minimize dependence on a single fuel source, what are the appropriate utility methods to ensure energy is generated using a diverse range of fuels and technologies, and whether the energy market provides sufficient incentive for utilities to diversify their fuel sources and increase their fossil fuel generating efficiency. The adoption of rules by either FERC or the IURC implementing EPAct could affect our business. We are currently unable to predict the impact, if any, to our results of operations.

Federal Energy Regulatory Commission - Midwest ISO

General. We are a member of the Midwest ISO.  Midwest ISO serves as the third-party operator of our transmission system and runs the day-ahead and real-time Energy Market for its members.  Midwest ISO policies are developed through a stakeholder process in which we are an active participant.  We focus our participation in this process primarily on items that could impact our customers and our results of operations.  Additionally, we attempt to influence Midwest ISO policy by filing comments with FERC.

Midwest ISO’s Energy and Ancillary Services Markets Tariff. As a member of the Midwest ISO, we must comply with the Midwest ISO Tariff.  The tariff has been amended from time to time to cover expansions of Midwest ISO’s operations.  The tariff originally covered only transmission, but was amended to include terms and conditions of the Energy Market that was launched in April 2005. The tariff has once again been amended to include market design changes to implement the next phase of Midwest ISO operations, which is the ASM that is intended to be launched on September 9, 2008.  Ancillary services are services required to reliably deliver electric power, and include such things as reactive power, operating reserves, and frequency control.  Traditionally, each utility was required to provide these services themselves or purchase them from a third party.  The intent of the ASM is to integrate the buying and selling of ancillary services with the existing Energy Market, thus providing greater efficiency in the delivery of these services and lower costs.

FERC has accepted the Midwest ISO’s proposed tariff changes required to implement the ASM. In January 2008, we and other investor-owned Indiana utilities operating in the Midwest ISO filed a joint petition requesting the IURC to issue an order approving operational changes necessary for joint petitioners to accommodate the ASM, and to determine the precise manner and timing of recovery or crediting of jurisdictional charges and revenues associated with the Midwest ISO ASM. The IURC proceeding is pending and we cannot predict the outcome at this time.

FERC Open Access Transmission Tariff. In February 2007, FERC issued Order No. 890, its final rule amending the pro-forma Open Access Transmission Tariff adopted in 1996 by Order No. 888. FERC also issued Order No. 890-A in December 2007, which, for the most part, affirmed Order No. 890. While we continue to analyze the effect of this new rule, our preliminary analysis suggests that it will have little impact on day-to-day operations.

Midwest ISO Real Time Revenue Sufficiency Guarantee. In April 2007, the Midwest ISO proposed a change that has been implemented to the calculation of the RSG First Pass charge. The Midwest ISO collects RSG First Pass charges from market participants that cause additional generation to be dispatched that do not recover their production costs from the energy market. This new calculation under collects the necessary RSG First Pass charge and requires companies like us to be charged a RSG Second Pass distribution socialized cost to compensate for the under collection. However, the Midwest ISO’s revised RSG methodology affects us and other Load Serving Entities on both a retroactive and prospective basis. This could impact future Midwest ISO billings related to previous periods. However, we would seek recovery for such costs through FAC proceedings. We and several other Midwest ISO companies have intervened at the FERC regarding the revised methodology and charge. In addition, other Midwest ISO members have appealed in the U.S. Court of Appeals for the District of Columbia Circuit to attempt to address this issue in parallel with the FERC proceeding. In March 2008, the Midwest ISO filed an alternative mechanism for allocating RSG charges and credits that attempts to correct the existing RSG under collection and allocate RSG charges on more of a cost causation basis.  However, the Midwest ISO has asked FERC to delay the implementation until aspects of the ASM, recently accepted by FERC, can be incorporated. Because the RSG issue is still pending at FERC and in the U.S. Court of Appeals, we cannot predict the outcome of the federal proceedings and the impact on our operations.

Operational Changes and Cost Recovery. In 2004, we and other Indiana utilities filed a joint petition with the IURC requesting approval of certain changes in operations and determination of cost recovery resulting from the Midwest ISO implementation of Midwest Energy Markets Operations. In June 2005, the IURC issued an order approving the changes in operations and allowing for recovery of the Midwest ISO components of the cost of fuel through FAC proceedings as well as the deferral of certain administrative and socialized Midwest ISO costs. Total Midwest ISO costs deferred as long-term regulatory assets were $48.2 million and $35.0 million as of December 31, 2007 and December 31, 2006, respectively.

Reliability Standards

In March 2007, the FERC approved 83 reliability standards that cover the planning and operation of the bulk-power system and approved another 8 standards regarding cyber security in January 2008, making all of such standards mandatory and enforceable. Non-compliance may result in monetary fines up to $1 million per violation per day. Enforcement of the reliability standards will be by the North American Electric Reliability Corporation as the designated ERO. There are another 16 standards that we voluntarily comply with which will likely become enforceable, subject to modifications, in the next 2-3 years. To date, compliance with all of these standards has not been material to our financial statements and we have not been required to pay any fines, but there can be no guarantee that the standards will not be material to future financial results. We will continue to monitor any revisions to the reliability standards and will continue working toward assuring full compliance with all applicable reliability standards.

Environmental Matters

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure you that we have been or will be at all times in full compliance with such laws, regulations and permits, however, we do not believe any currently open investigations will result in fines material to our results of operations or financial position.

Under certain environmental laws, we could be held responsible for costs relating to contamination at our past or present facilities and at third party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage. Our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances may adversely affect our business, results of operations or financial condition.

Clean Coal Technology

In June 2006, we completed an enhancement of existing CCT at our Petersburg generating station on Unit 3, and in September 2007, we placed into service new CCT at our Harding Street generating station on Unit 7, which are helping to significantly reduce our SO2 emissions. In addition, we expect to place another CCT project, at our Petersburg generating station on Unit 4, in service within the next three years to further reduce SO2 emissions.

Please see “Regulatory Matters - Clean Coal Technology Filings” and “Liquidity and Capital Resources - Capital Requirements - Capital Expenditures” for a detailed discussion of our environmental technologies and capital expenditures and see “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” for a detailed discussion of SO2 allowances.

Clean Air Interstate Rule

In March 2005 the EPA signed the CAIR, which imposes restrictions against polluting the air of downwind states. The CAIR established a two-phase regional “cap and trade” program for SO2 and NOx emissions that requires the largest reduction in air pollution in more than a decade. CAIR covers 28 eastern states, including Indiana, and the District of Columbia.

Phase I of the program, effective on January 1, 2010, will require reductions in SO2 emissions by 4.3 million tons, or 45% lower than 2003 levels. Phase I of CAIR the program will become effective on January 1, 2009 and will require reductions of NOx emissions by 1.7 million tons, or 53% from 2003 levels, and will require year-round compliance with the NOx emissions reduction requirements.

Phase II of CAIR will become effective for both NOx and SO2 on January 1, 2015. It is anticipated that Phase II of CAIR will require reduction of SO2 emissions by 5.4 million tons or 57% from 2003 levels, and NOx emissions by 2 million tons, requiring a regional emissions level of 1.3 million tons or a 61% reduction from 2003 levels.

We believe that we will be able to comply with CAIR Phase I for NOx without any material additional capital expenditures. Recent installation of CCT at our Petersburg Unit 3 and Harding Street Unit 7 generating stations, along with the other planned CCT project at our Petersburg generating station on Unit 4, help us meet the requirements of CAIR Phase I for SO2. It is unclear at this time what actions may be required to achieve compliance with CAIR Phase II reductions.

Clean Air Mercury Rule

In March 2005, the EPA signed the federal CAMR that would have required utilities to reduce mercury emissions from new and existing coal fired power plants. The rule created ‘standards of performance’ limiting mercury emissions from utilities and established a staged approach for reductions via a “cap and trade” program. This rule would have required a nationwide reduction in mercury emissions of approximately 70% over two phases with the Phase I beginning on January 1, 2010 and the Phase II on January 1, 2018. In accordance with this CAMR, in October 2007, Indiana Department of Environmental Management adopted the Indiana CAMR. The Indiana CAMR is substantively similar to the “cap and trade” program that was adopted by the EPA, although there are some unique aspects of the Indiana CAMR.

In February 2008, the U.S. Court of Appeals for the D.C. Circuit vacated the federal CAMR, requiring the EPA to promulgate a new mercury emissions rule which presumably will not include a “cap-and trade” program. Because Indiana will be required to adopt any new federal rule (which would likely be more stringent than the federal CAMR) once it is promulgated, it is unclear at this time if Indiana will continue to enforce the current Indiana CAMR in the interim.

Under the current Indiana CAMR, we do not believe, based on currently known information, we will be required to install mercury specific controls during Phase I. Instead we believe, based on currently known information, we will meet the Phase I mercury emissions reduction requirements with existing pollution control equipment such as flue gas desulfurization systems, selective catalytic reduction, and precipitators. It is possible we will be required to install mercury specific controls once the new, likely more stringent federal rule is promulgated.

National Ambient Air Quality Standards

In June 2007, the EPA proposed to lower the national primary and secondary ozone standards, to standards more stringent than 1997 standards. In March 2008, EPA issued its final rule tightening the national ambient air quality standards for ground level ozone by lowering the standard for daily emissions from 0.080 parts per million to 0.075 parts per million. The new, more stringent standard means that many counties within central Indiana, including two in which we operate - Marion and Morgan - will likely be redesignated as nonattainment. Counties which are designated as nonattainment will be required to develop implementation plans to reduce emissions which contribute to ozone formation. Thus, in the future we may be required to install additional pollution control technology to reduce our emissions.  At this time, we can not predict the impact of this new EPA rule.

In, 2004, the EPA signed a final rule designating Marion and Morgan Counties, and a portion of Pike County as nonattainment for fine particulate matter, effective April 5, 2005. Our Petersburg Plant, Harding Street Station and Eagle Valley Plant are located in these nonattainment areas. In March 2005, the state of Indiana filed a petition in the D.C. Circuit Court of Appeals challenging the EPA’s nonattainment designations for Morgan County and the portion of Pike County. At this time, it is not possible to predict the outcome of this litigation.

In September 2006, the EPA increased the stringency of the National Ambient Air Quality Standards for fine particulate matter by lowering the standard for daily emissions from 65 micrograms per cubic meter to 35 micrograms per cubic meter. The EPA did not change the standard for yearly emissions nor did they change the “coarse” particulate matter standard. The electric utility industry and others challenged the new standard in the D.C. Circuit Court in December 2006. Several states also sued the EPA for failing to adopt more stringent standards. The outcome of these cases may affect our costs if the particulate matter standards are upheld or changed as it could require increased control costs at our facilities. It is not clear how or when these cases will be resolved.

The nonattainment designations for both ozone and fine particulate matter, if upheld, will legally require the state of Indiana to modify its SIP for ozone and fine particulate matter. The SIP will detail how the state will regain its attainment status. The development of the fine particulate matter SIP also may require examination and potential reduction of not only fine particulate matter, but also its precursors, which include SO2, NOx, volatile organic compounds and ammonia. IDEM has drafted plans to reach attainment status for fine particulate matter in the relevant counties, and IDEM’s plans are pending approval by the EPA. IDEM’s current draft plan does not require our plants to install additional controls. However, it remains possible that IDEM may require further efforts by our generating stations to reach attainment status.

New Source Review

Several years ago, the EPA commenced an investigation of the fossil fuel-fired electric power generation industry to determine compliance with environmental requirements under the Clean Air Act associated with repairs, maintenance, modifications and operational changes made to facilities over the years. The EPA’s focus was on whether such changes were subject to NSR or new source performance standards, and whether best available control technology was or should have been installed. In the summer of 2000, we received two CAA Section 114 requests from the EPA regarding our maintenance modifications and operational activities over the previous twenty-five years. We responded to this information request in 2000, 2001 and 2005. To date, the EPA has yet to act directly on this request.

In November 2006, the United States Supreme Court heard oral arguments in Environmental Defense v. Duke Energy. The issue in this case was whether certain plant upgrades constituted “modifications” for NSR. Duke Energy challenged the EPA’s interpretation of a “major modification,” which would determine whether certain plant upgrades should have been subject to NSR. In April 2007, the United States Supreme Court issued a unanimous decision reversing the decision of the lower court and, in doing so, ruled against Duke Energy’s (and the Fourth Circuit’s) interpretation on how emissions should be measured to determine what constitutes a “major modification” subject to NSR. Based on the Court’s decision, it is possible that increases in emissions caused by higher capacity factors (when coupled with other changes at a plant) could potentially trigger liability under this program. While this interpretation may not affect future projects because the regulations have changed (as described in the next paragraph), it could theoretically expose us to a greater risk of liability for past actions.

The EPA promulgated two rules in 2002 and 2003 that clarified some of the issues as to when an NSR permit is required. The substantive changes made in the 2002 rule, which include the adoption of a method for calculating baseline emissions and future projected emissions for the purposes of determining whether a modification will be subject to NSR, were adopted by the Indiana Air Pollution Control Board and became effective in Indiana on September 9, 2004, and incorporated into the state’s SIP at 71 Fed. Reg. 38824 (July 10, 2006). The 2003 rule, however, which establishes criteria for when the replacement of facility components requires an NSR permit, had been stayed in court pending review by the U.S. Court of Appeals for the D.C. Circuit. In the fall of 2005, the EPA’s deputy administrator issued guidance to regional administrators indicating that the EPA would refocus its enforcement efforts on other areas rather than bring new NSR cases, except where a utility’s actions are contrary to proposed and promulgated NSR reform rules. However, the New York Attorney General has requested from the EPA copies of the documents that several utilities, including IPL, produced in response to the EPA’s request and there is the potential that New York or another state could file an NSR enforcement case based on the citizen suit provisions of the CAA.

In March 2006 the Court of Appeals for the D.C. Circuit struck down the rule which would have expanded the scope of exclusions from the NSR requirements. At this time, it is unclear whether the EPA will appeal the decision. The EPA continues to develop NSR policy. We believe it is unlikely that Indiana will proceed with regulations to change the NSR requirements until such time as the legal issues are resolved.

Regional Haze

The EPA published the final regional haze rule on July 1, 1999. This rule established planning and emissions reduction timelines for states to use to improve visibility in national parks throughout the United States. In 2001, the EPA signed a proposed rule to guide states in implementing the 1999 rule and in controlling power plant emissions that cause regional haze problems. The proposed rule set guidelines for states in setting Best Available Retrofit Technology at older power plants. In 2004, the EPA published a proposed rule with new BART provisions and reproposed the BART guidelines. In June 2005, the EPA finalized amendments to the 1999 regional haze rule. The EPA determined that states, such as Indiana, which adopt the CAIR “cap and trade” program for SO2 and NOx, will be allowed to apply CAIR controls as a substitute for controls required under BART. The Indiana Air Pollution Control Board has approved a final rule implementing BART which allows that sources which comply with CAIR controls are exempt from BART requirements for NOx and SO2. We anticipate that this rule will become effective in the next few months, but there can be no assurance that it will.

Carbon Dioxide

Legislation to reduce the emission of greenhouse gases, including CO2, has been considered by Congress in each of the past few years but has not yet been enacted. The lack of binding legislation at the federal level has prompted some states and regions to develop their own climate change legislation. This includes, but is not limited to, the Regional Greenhouse Gas Initiative in the northeast, the Western Climate Initiative, the Midwestern Regional Greenhouse Gas Reduction Accord, and California Greenhouse Gas Initiative, which are regional efforts to develop “cap and trade” programs for CO2 emissions. The State of Indiana has signed the Midwestern Regional Greenhouse Gas Reduction Accord as an observer, not a participant. In August 2006, states participating in the Regional Greenhouse Gas Initiative process released a model rule that would establish a “cap and trade” program for power plant emissions of CO2 in the northeastern United States and are currently in the process of implementing state rules to effectuate the program. At this time, no similar discussions are currently taking place in Indiana.

Currently, several climate change bills have been introduced at the federal level, including the Lieberman-Warner climate change bill which was recently approved by the U.S. Senate Environmental and Public Works Committee and is expected to be considered by the full U.S. Senate soon. If passed, this bill would mandate a “cap and trade” program for greenhouse gas emissions. We are unable to predict if any federal, state or local laws or regulations will be proposed or adopted with regard to CO2 emissions that would affect facilities in Indiana or the scope or content of any such proposal.

In April 2007, the U.S. Supreme Court issued its decision in Massachusetts v. EPA, a case involving the regulation of CO2 emissions from motor vehicles under the Clean Air Act. The Court ruled that CO2 is a pollutant which potentially could be subject to regulation under the Clean Air Act and that the EPA has a duty to determine whether CO2 emissions contribute to climate change or to provide some reasonable explanation why it will not exercise its authority. The EPA has not yet made any such determination, and current federal policy regarding CO2 emissions favors voluntary reductions, increased operating efficiency and continued research and technology development. However, the Court's decision and stimulus from regulators, politicians, non-governmental organizations, private parties and the courts and other factors could lead to a determination by the EPA to regulate CO2 emission from mobile and stationary sources, including electric power generation facilities. The Company will continue to monitor developments with respect to the regulation of CO2 emissions under the Clean Air Act. In light of these developments, some regulatory initiatives regarding CO2 may be implemented in the future, although at this time we cannot predict if, how, or to what extent such initiatives would affect us. Generally, we believe costs to comply with any regulations implemented to reduce greenhouse gas emissions would be deemed as part of the costs of providing electricity to our customers and as such we would likely seek recovery for such costs in our rates.

Summary

In summary, environmental laws and regulations presently require material capital expenditures and operating costs. Our capital expenditures relating to environmental matters were approximately $111.9 million in 2007, substantially all of which are related to CCT projects. We currently estimate total additional capital expenditures related to environmental matters of approximately $117 million for the three-year period 2008-2010. In addition, environmental laws are complex, change frequently and have tended to become more stringent over time. As a result, our operating expenses and continuing capital expenditures associated with environmental matters may increase. More stringent standards may also limit our operating flexibility. Because other U.S. electric power plants will have similar restrictions, we believe that compliance with more stringent environmental laws and regulations is not likely to affect our competitive position. However, depending upon the level and timing of recovery allowed by the IURC, these costs could materially and adversely affect our financial condition, liquidity and results of operations. Please see “Regulatory Matters - Clean Coal Technology Filings” for a discussion of CCT filings.

Risk Management

Please see “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” of this Form 10-K for a discussion of market risk and management’s risk management.

Critical Accounting Estimates

General

We prepare our consolidated financial statements in accordance with GAAP. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period presented. Therefore, the possibility exists for materially different reported amounts under different conditions or assumptions. Significant accounting policies used in the preparation of the consolidated financial statements in Item 8 of this Form 10-K are described in Note 3, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K. This section addresses only those accounting policies involving amounts material to our financial statements that require the most estimation, judgment or assumptions and should be read in conjunction with Note 3, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Regulation

As a regulated utility, we apply the provisions of Statement of Financial Accounting Standards No. 71 which gives recognition to the ratemaking and accounting practices of the IURC and the FERC. In accordance with SFAS 71, we have recognized as regulatory assets, deferred costs totaling $286.0 million that have been included as allowable costs for ratemaking purposes, as authorized by the IURC or established regulatory practices. Specific regulatory assets are disclosed in Note 7, “Regulatory Assets” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K. The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific Orders from the IURC, regulatory precedent and the current regulatory environment. To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period earnings. Our regulatory assets have been created pursuant to a specific Order of the IURC or established regulatory practices, such as other utilities under the jurisdiction of the IURC being granted recovery of similar costs.

Revenue Recognition

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, we estimate line losses on a monthly basis. The effect on 2007 revenues and ending unbilled revenues of a 1% percentage point increase and decrease in the estimated line losses for the month of December 2007 is ($0.4 million) and $0.4 million, respectively. At December 31, 2007 and 2006, customer accounts receivable include unbilled energy revenues of $42.0 million and $41.8 million, respectively, on a base of annual revenue of $1.1 billion and $1.0 billion in 2007 and 2006, respectively.

Pension Costs

There were no contributions to the Pension Plans in 2007, but there were contributions of $37.2 million and $17.6 million in 2006 and 2005, respectively.

Approximately 91% of IPL’s active employees are covered by the Defined Benefits Pension Plan; as well as, the Thrift Plan. The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 9% of active employees are covered by the AES Retirement Savings Plan. The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. As a result of the membership of the IBEW clerical-technical unit ratifying a new four-year labor agreement with IPL in March 2007, IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but will receive an annual lump sum company contribution into the Thrift Plan. This lump sum is in addition to the Company match of participant contributions up to 5% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Reported expenses relevant to the Defined Benefit Pension Plan are dependant upon numerous factors resulting from actual plan experience and assumptions of future experience, including the performance of plan assets and actual benefits paid out in future years. Pension costs associated with the Defined Benefit Pension Plan are impacted by the level of contributions made to the plan, earnings on plan assets and employee demographics, including age, job responsibilities and employment periods. Changes made to the provisions of the Defined Benefit Pension Plan may impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the corporate bond discount rates used in determining the projected benefit obligation and pension costs. Pension expense, net of amounts capitalized, for the years ended December 31, 2007, 2006, and 2005 was $11.0 million, $12.6 million and $6.8 million, respectively.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified supplemental pension plan. The total number of participants in the plan as of December 31, 2007 is 32. The plan is closed to new participants.

From a Financial Accounting Standards Board financial statement perspective, IPL’s total underfunded pension liability was approximately $78.6 million as of December 31, 2007 of which the Defined Benefit Pension Plan liability and the Supplemental Retirement Plan liability represented $77.4 million and $1.2 million, respectively.

From a funding perspective, IPL’s funding target liability shortfall (per the Pension Protection Act of 2006 that became effective January 1, 2008) is estimated to be approximately $129 million as of January 1, 2008. IPL plans to fund a total of approximately $55 million during 2008 to reduce the target liability shortfall, of which $40 million is required to avoid the “at-risk” status provisions under the Pension Act.  Under the Pension Act, the shortfall must be funded over 7 years starting in 2008. In addition, IPL must also contribute the normal (service) cost earned by active participants during the plan year. The service cost is currently about $5 million per year. Then, each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. The Pension Act contains special accelerated funding provisions for plans that are determined to be “at risk.” IPL plans to fund to levels to avoid the “at risk” status.

In addition to avoiding the “at-risk” status, IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes. IPL was not required and did not make any contributions into the Defined Benefit Pension Plans during 2007.

Pension plan assets consist of investments in domestic and international equities, fixed income securities, alternative investments (currently hedge funds), and cash. Differences between actual portfolio returns and expected returns may result in increased or decreased pension costs in future periods. Pension costs are determined as of the plan’s measurement date of November 30. Per SFAS 158, IPL has elected to change the Pension Plans’ measurement date from November 30 to December 31, effective December 31, 2008. Pension costs are determined for the following year based on the market value of pension plan assets, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets. For 2007, we determined expense using a discount rate of 5.63% and an assumed long-term rate of return on plan assets of 8.0%.

In determining the discount rate to use for valuing liabilities we use the market yield curve on high quality fixed income investments as of November 30. We project the expected benefit payments under the plan based on participant data which we supply and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

In determining our discount rate, we utilize a yield curve created by deriving the rates for hypothetical zero coupon bonds from high-yield AA-rated coupon bonds of varying maturities between 0.5 and 30 years. Non-callable bonds and outliers (defined as bonds with yields outside of two standard deviations from the mean) are excluded in computing the yield curve. Using the bond universe just described, regression analysis using least squares regression is used to determine the best-fitting regression curve that links yield-to-maturity to time-to maturity. We then convert the regressed coupon yield curve into a spot rate curve using the standard "bootstrapping" technique, which assumes that the price of a coupon bond for a given maturity equals the present value of the underlying bond cash flows using zero-coupon spot rates. In making this conversion, we assume that the regressed coupon yield at each maturity date represents a coupon-paying bond trading at par. We also convert the bond-equivalent (compounded semiannually) yields to effective annual yields during this process. The pension cash flows are produced for each year into the future until no more benefit payments are expected to be paid, and represent the cash flows used to produce the pension benefit obligation for pension valuations. The pension cash flows are matched to the appropriate spot rates and discounted back to the measurement date. The cash flows after 30 years are discounted assuming the 30-year spot rate remains constant beyond 30 years. Once the present value of the cash flows as of the measurement date has been determined using the spot rates from the Mercer Yield Curve, a single equivalent discount rate is developed. This rate is the single uniform discount rate that, when applied to the same cash flows, results in the same present value of the cash flows as of the measurement date.

In establishing our expected long-term rate of return assumption, we utilize a methodology which employs the practice of using a “risk premium building block” approach as the framework. This approach involves using historical performance data to first determine the return differential between a particular asset class and a less risky base index (i.e., the added return provided to investors as compensation for assuming added risk), then applying that premium to the estimate of the base index’s future long-term return. The expected future weighted-average returns for each asset class based on the target asset allocation are taken into account.

The process begins by calculating the long-term return estimate for cash, or the “risk-free rate.” This is the foundation for the building block methodology. Then a long-term inflation rate is estimated based upon certain economic assumptions. For each asset class, the historical annualized return of the asset class is determined, then reduced by the historical annualized return of cash during the same time period, which represents the historical “risk premium.” This calculated risk premium is then added to the long-term return estimate for cash. The calculated estimate is then adjusted to take into account current market conditions and expectations.

We conduct an additional analysis of the long-term rate of return on pension assets to validate the results of the “risk premium building block” methodology. As of the November 30, 2007 actuarial valuation, we increased the discount rate from 5.63% to 6.49% and lowered the expected long-term rate of return on assets from 8.00% to 7.75%. These assumptions affect the pension expense determined for 2008. The effect on 2008 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($0.9 million) and $0.9 million, respectively. The effect on 2008 total pension expense of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is ($4.1 million) and $4.1 million, respectively.

Impairment of Long-lived Assets

GAAP requires that we measure long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our utility plant assets was $2.3 billion and $2.2 billion at December 31, 2007 and 2006, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets, such as CCT projects; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

Income Taxes

We are subject to federal and state of Indiana income taxes. Our income tax provision requires significant judgment and is based on calculations and assumptions that are subject to examination by the IRS and other tax authorities. We regularly assess the potential outcome of tax examinations when determining the adequacy of our income tax provisions by considering the technical merits of the filing position, case law, and results of previous tax examinations. As described in Note 3, “Summary of Significant Accounting Policies - New Accounting Pronouncements” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K, we adopted FIN 48 effective January 1, 2007.  The Interpretation prescribes a more-likely-than-not recognition threshold and establishes new measurement requirements for financial statement reporting of our income tax positions. Tax reserves have been established, which we believe to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While we believe that the amount of the tax reserves is reasonable, it is possible that the ultimate outcome of future examinations may exceed current reserves in amounts that could be material.

Contingencies

We accrue for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations, and are involved in certain legal proceedings. If our actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our operating results and financial condition. Please see Note 13, “Commitments and Contingencies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for a summary of significant contingencies involving us.

New Accounting Standards

Please see Note 3, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for a discussion of new accounting pronouncements and the potential impact to our results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Overview

The primary market risks to which we are exposed are those associated with fluctuations in interest rates and the price of fuel, wholesale power, SO2 allowances and certain raw materials, including steel, copper and other commodities. We use financial instruments and other contracts to hedge against such fluctuations, including, on a limited basis, financial and commodity derivatives. We generally do not enter into derivative instruments for trading or speculative purposes.

Interest Rate Risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt, interest rate derivative instruments and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, IPL has one credit facility that bears interest at variable rates based either on the Prime interest rate or on the London InterBank Offer Rate. Our fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily London InterBank Offer Rate. At December 31, 2007, we had $1,475.8 million principal amount fixed rate debt and $172.9 million principal amount variable rate debt outstanding.

The variable rate debt included (i) a $40 million IPL’s unsecured note, which is effectively fixed at 5.21% through a floating-to-fixed rate swap, which expires concurrent with the note in January 2023; (ii) $1.0 million outstanding on our credit facility; and (iii) $131.9 million of variable-rate IPL first mortgage bonds, whose interest rate is established through a weekly auction. The fair value of IPL’s swap agreement was $(6.5) million at December 31, 2007. Based on amounts outstanding as of December 31, 2007, a 25 basis point increase in the applicable rates on our variable-rate debt would have the affect of increasing our annual interest expense and decreasing our cash flows by $0.3 million. Conversely, a 25 basis point decrease in the applicable rates would have the affect of decreasing our annual interest expense and increasing our cash flows by $0.3 million.

The following table shows our consolidated indebtedness (in millions) by maturity as of December 31, 2007:

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
	(In Millions)
Fixed-rate debt	$375.0	$-	$-	$375.0	$-	$725.8	$1,475.8	$1,476.7
Variable-rate debt	-	-	-	1.0	-	131.9	132.9	132.9
Variable-rate debt swapped to fixed	-	-	-	-	-	40.0	40.0	40.0
Total Indebtedness	$375.0	$-	$-	$376.0	$-	$897.7	$1,648.7	$1,649.6

Weighted Average Interest Rates by Maturity	8.36%	N/A	N/A	8.62%	N/A	5.86%	7.06%	7.06%

Credit Market Risk

In the past year there has been volatility and downturn in the credit market in the United States. This situation has impacted volatility and returns in many areas of the economy. Based on our relatively small percentage of unhedged variable rate debt in our capital structure, our interest rate exposure to the current credit market crisis is limited and to date, has not been material. See “Interest Rate Risk” above.

A significant portion of IPL’s variable rate debt is issued in weekly auction rate bonds.  The maximum interest rate allowed on these bonds is 12%. To date we have never experienced a failed auction.  However if all of our auction rate issues experienced failed auctions, based on the amounts outstanding and the interest rates in effect as of December 31, 2007, an increase in our interest rates to the maximum rate would have the affect of increasing our interest expense and decreasing our cash flows by approximately $0.2 million for each week that resulted in failed auctions.

Our Pension Plans are invested in assets whose valuations are based on market prices. However, the volatility of the market has a limited impact on our Pension Plan assets because the investment policies of the Pension Plans restrict investment in low credit rated holdings and because the portfolio’s holdings are diversified. Please see Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for additional Pension Plan information.

We have experienced a slight increase in our customer doubtful accounts over the past three years, which may have been impacted by the volatility in the financial markets and general slowing of the economy, but we are unable to predict what impact this may have had, or could continue to have, on our bad debt write-offs.

Inflation

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

In addition, inflationary rates in other operating costs, such as the price of SO2 emissions allowances and the cost of healthcare provided to employees have impacted our results of operations and financial condition in recent years.

Fuel

We have limited exposure to commodity price risk for the purchase of coal, the primary fuel used by us for the production of electricity. We manage this risk by providing for nearly all of our current projected burn through 2008, and 88% of our current projected burn through 2010, under contract. The balance of our projected burn is purchased under short-term contracts and on the spot market. Coal purchases made in 2008 are expected to be made at prices that are higher than our weighted average price in 2007. Our exposure to fluctuations in the price of coal is limited because pursuant to Indiana law, we may apply to the Indiana Utility Regulatory Commission for a change in our fuel charge every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. We must present evidence in each FAC proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

Power Purchases

We depend on purchased power, in part, to meet our retail load obligations. As a result, we also have limited exposure to commodity price risk for the purchase of electric energy for our retail customers. Purchased power costs can be highly volatile. We are generally allowed to recover, through our FAC, the fuel portion of purchased power costs incurred to meet jurisdictional retail load. In certain circumstances, we may not be allowed to recover a portion of purchased power costs incurred to meet our jurisdictional retail load. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income.”

Retail Energy Market

The legislatures of several states have enacted laws that would allow various forms of competition or that experiment with allowing some form of customer choice of electricity suppliers for retail sales of electric energy. Indiana has not done so. In Indiana, competition among electric energy providers for sales has focused primarily on the sale of bulk power to other public and municipal utilities. Indiana law provides for electricity suppliers to have exclusive retail service areas. In order to increase sales, we work to attract new customers into our service territory. Although the retail sales of electric energy are regulated, we face competition from other energy sources. For example, customers have a choice of installing electric or natural gas home and hot water heating systems.

Wholesale Sales

We engage in limited wholesale power marketing to earn wholesale revenues after first providing for our projected utility retail load. Our ability to compete effectively in the wholesale market is dependent on a variety of factors, including our generating availability, the supply of wholesale power, and the price, terms and conditions of sales we propose. Our wholesale revenues are generated primarily from sales directly to the Midwest Independent Transmission System Operator, Inc. Energy Market, replacing the previous practice of direct wholesale sales to individual wholesale counter-parties using existing interchange agreements. During 2007, the average market price per kWh we sold wholesale increased by 8.4% to $41.7, compared to 2006. During the past five years, wholesale revenues represented 5.8% of our total electric revenues.

SO2 Allowances

The Clean Air Act required a reduction of SO2 emissions from electric utilities through a “cap and trade” program, which enabled utilities to comply either by installing additional pollution control equipment or acquiring allowances to cover emissions. Prior to 2005, we met those reductions almost entirely through a bank of allowances which developed primarily from the early installation of pollution control equipment coupled with the allocations of allowances from the U.S. Environmental Protection Agency. During 2005, we purchased 6,300 SO2 allowances at a total cost of $5.9 million. During 2006, we purchased 20,100 SO2allowances at a total cost of $16.3 million. During 2007, we purchased 4,510 SO2 allowances at a total cost of $2.2 million. We account for emissions allowances as intangible assets and record expenses for allowances using a First In First Out method. Therefore, we do not recognize emissions allowance expense until we use up all of the allowances allocated to us from the EPA.

In June 2006, we completed an enhancement of existing CCT at our Petersburg generating station on Unit 3, and in September 2007, we placed into service new CCT at our Harding Street generating station on Unit 7, which are helping to significantly reduce our SO2 emissions. In addition, we expect to place another CCT project in service with the next three years to further reduce SO2 emissions. Because we expect the SO2 allowances granted by the EPA to IPL for 2008 to exceed our emissions, we do not anticipate material exposure to the SO2 allowance market in 2008, but our exposure will increase in 2010 (and likely thereafter) as new restrictions are put in place.

Counter-Party Credit Risk

At times, we may utilize forward purchase contracts to manage the risk associated with power purchases, and could be exposed to counter-party credit risk in these contracts. We manage this exposure to counter-party credit risk by entering into contracts with companies that are expected to fully perform under the terms of the contract. Individual credit limits are implemented for each counter-party to further mitigate credit risk. We may also ask a counter-party to provide collateral in the event certain credit ratings are not maintained, or certain financial benchmarks are not maintained.

Remarketing Agreement and Liquidity Facility

We have entered into a Remarketing Agreement with J.P. Morgan Securities, Inc. for the weekly remarketing of IPL’s $40 million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project. J.P. Morgan is obligated to use its best efforts to remarket the Pollution Control Bonds, but is not obligated to buy or take any position in the Pollution Control Bonds. In addition, one of the conditions precedent to J.P. Morgan’s obligations is that there shall have been no adverse change in the properties, business, condition (financial or otherwise) or results of operations of IPL. In the event J.P. Morgan is unable to remarket the Pollution Control Bonds, a $40.6 million liquidity facility is in place in the form of a Credit Agreement to purchase the Pollution Control Bonds. The Trustee for the Pollution Control Bonds has sole authority to request an advance under this facility, and this is only contemplated in the event of a failed remarketing of the Pollution Control Bonds by J.P. Morgan. The Credit Agreement contains financial covenants regarding our debt to total capitalization and interest coverage, with which we are in compliance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of
IPALCO Enterprises, Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, common shareholder’s deficit, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPALCO Enterprises, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 3 and 11 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  In addition, as discussed in Note 12 to the consolidated financial statements, the Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R, which changed the method of accounting for and the disclosures regarding pension and postretirement benefits.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
March 24, 2008

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in the Financial Statements and Supplementary Data:

AES	The AES Corporation
ARO	Asset Retirement Obligations
ASM	Ancillary Services Market
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCT	Clean Coal Technology
CO2	Carbon Dioxide
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand-Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EnerTech	EnerTech Capital Partners II L.P.
Enterprises	IPALCO, together with its subsidiaries
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Charges
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FIN 47	Financial Accounting Standards Board Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143”
FIN 48	Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”
GAAP	Accounting Principles Generally Accepted in the United States of America
IBEW	International Brotherhood of Electrical Workers
IPALCO	IPALCO Enterprises, Inc.
IPALCO’s Senior Secured Notes	$375 million of 8.375% and $375 million of 8.625% Senior Secured Notes due November 14, 2008 and November 14, 2011, respectively
IPL	Indianapolis Power & Light Company
IPL Funding	IPL Funding Corporation
IURC	Indiana Utility Regulatory Commission
Medicare Prescription Drug Act	Medicare Prescription Drug, Improvement and Modernization Act of 2003
Mid-America	Mid-America Capital Resources, Inc
Midwest ISO	Midwest Independent Transmission System Operator, Inc.
NOx	Nitrogen Oxides
Pension Act	Pension Protection Act of 2006
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
QPAI	Qualifying Production Activity Income
RSG	Revenue Sufficiency Guarantee
RSP	The AES Retirement Savings Plan
SFAS	Statement of Financial Accounting Standards
SFAS 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effect of Certain Types of Regulation”
SFAS 87	Statement of Financial Accounting Standards No. 87 “Employers’ Accounting for Pension”
SFAS 109	Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”
SFAS 133	Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives”
SFAS 143	Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations”
SFAS 148	Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”
SFAS 157	Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”
SFAS 158	Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R”
SFAS 159	Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”
SIP	State Implementation Plan
SO2	Sulfur Dioxide
S&P	Standard & Poors
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company
VEBA Trust	Voluntary Employee Beneficiary Association Trust
VERP	Voluntary Early Retirement Program
VERP I	First Voluntary Early Retirement Program
VERP II & III	Second and Third Voluntary Early Retirement Program

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	2007	2006	2005

UTILITY OPERATING REVENUES	$1,052,627	$1,032,051	$951,079

UTILITY OPERATING EXPENSES:
Operation:
Fuel	237,154	269,692	179,862
Other operating expenses	172,571	181,455	161,331
Power purchased	57,565	39,788	51,689
Maintenance	84,859	92,325	82,113
Depreciation and amortization	140,944	136,504	135,854
Taxes other than income taxes	41,361	37,532	35,673
Income taxes - net	107,755	95,252	95,829
Total utility operating expenses	842,209	852,548	742,351
UTILITY OPERATING INCOME	210,418	179,503	208,728

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	3,747	2,733	2,257
Miscellaneous income and (deductions) - net	347	(1,462)	(2,327)
Income tax benefit - net	26,158	31,611	22,336
Total other income and (deductions) - net	30,252	32,882	22,266

INTEREST AND OTHER CHARGES:
Interest on long-term debt	114,146	112,177	111,652
Other interest	1,837	4,048	752
Allowance for borrowed funds used during construction	(3,698)	(2,617)	(1,389)
Amortization of redemption premiums and expense on debt	3,056	3,148	2,837
Preferred dividends of subsidiary	3,213	3,213	3,213
Total interest and other charges-net	118,554	119,969	117,065
NET INCOME	$122,116	$92,416	$113,929

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2007 and 2006
(In Thousands)

	2007	2006
ASSETS
UTILITY PLANT:
Utility plant in service	$3,849,648	$3,578,525
Less accumulated depreciation	1,572,684	1,485,459
Utility plant in service - net	2,276,964	2,093,066
Construction work in progress	68,678	152,801
Spare parts inventory	1,173	1,587
Property held for future use	591	591
Utility plant - net	2,347,406	2,248,045

OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	702	709
Other investments	10,422	10,141
Other assets - net	11,124	10,850

CURRENT ASSETS:
Cash and cash equivalents	7,743	8,645
Restricted cash	-	31,720
Short-term investments	2,100	1,600
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $1,882 and $1,802, respectively)	70,429	67,875
Fuel - at average cost	22,326	30,589
Materials and supplies - at average cost	53,387	53,045
Net income tax refunds receivable	7,044	5,800
Deferred tax asset - current	3,765	-
Regulatory assets	20,571	4,508
Prepayments and other current assets	9,788	6,465
Total current assets	197,153	210,247

DEFERRED DEBITS:
Regulatory assets	265,394	320,413
Miscellaneous	20,864	18,410
Total deferred debits	286,258	338,823
TOTAL	$2,841,941	$2,807,965

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Premium on 4% cumulative preferred stock	$-	$649
Pain in Capital	6,778	3,479
Accumulated deficit	(18,016)	(54,808)
Accumulated other comprehensive loss	-	(2)
Total common shareholder’s deficit	(11,238)	(50,682)
Cumulative preferred stock of subsidiary	59,784	59,135
Long-term debt	1,271,558	1,481,516
Total capitalization	1,320,104	1,489,969

CURRENT LIABILITIES:
Line of credit and current portion of long-term debt	376,000	155,000
Accounts payable	58,217	51,900
Accrued expenses	24,215	22,572
Accrued real estate and personal property taxes	20,278	15,908
Accrued interest	23,889	26,096
Customer deposits	16,042	14,446
Other current liabilities	10,331	10,049
Total current liabilities	528,972	295,971

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Accumulated deferred income taxes - net	394,570	425,638
Non-current income tax liability	23,759	-
Regulatory liabilities	445,072	422,269
Unamortized investment tax credit	17,652	20,216
Accrued pension and other postretirement benefits	89,368	132,453
Miscellaneous	22,444	21,449
Total deferred credits and other long-term liabilities	992,865	1,022,025

COMMITMENTS AND CONTINGENCIES (Note 13)
TOTAL	$2,841,941	$2,807,965

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATIONS:
Net income	$122,116	$92,416	$113,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,496	135,194	133,157
Amortization of regulatory assets	1,810	4,488	5,584
Deferred income taxes and investment tax credit adjustments - net	(5,769)	40,229	(9,089)
Emissions allowance expense	2,227	15,536	9,834
Gains on sales and exchange of environmental emissions allowances	(655)	(4,690)	(2,191)
Noncash dividend income	-	(410)	-
Preferred dividends of subsidiary	3,213	3,213	3,213
Allowance for equity funds used during construction	(3,656)	(2,733)	(2,257)
Change in certain assets and liabilities:
Accounts receivable	(2,554)	(3,850)	(7,667)
Fuel, materials and supplies	7,921	(8,923)	(4,991)
Income taxes receivable or payable	(506)	509	(13,011)
Accounts payable and accrued expenses	5,366	3,787	10,290
Accrued real estate and personal property taxes	4,369	65	3
Accrued interest	(2,206)	(435)	(1,338)
Pension and other postretirement benefit expenses	(43,085)	(22,005)	(10,831)
Short-term and long-term regulatory assets and liabilities	27,004	19,884	(54,269)
Other - net	2,219	1,237	6,957
Net cash provided by operating activities	261,310	273,512	177,323

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(201,060)	(195,009)	(112,207)
Decrease (Increase) in restricted cash	32,700	(30,744)	-
Purchase of environmental emissions allowances	(2,743)	(16,649)	(5,908)
Purchase of short-term investments	(529,720)	(30,050)	(842,112)
Proceeds from sales and maturities of short-term investments	530,023	30,500	853,037
Proceeds from sales of assets	672	1,190	1,028
Other	(11,187)	(7,578)	(6,176)
Net cash used in investing activities	(181,315)	(248,340)	(112,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (paydowns) - net	(74,000)	22,700	52,300
Long-term borrowings	164,985	257,781	71,850
Retirement of long-term debt	(80,000)	(201,450)	(71,850)
Dividends on common stock	(85,762)	(92,472)	(110,487)
Preferred dividends of subsidiary	(3,213)	(4,017)	(2,410)
Other	(2,907)	(5,077)	(2,159)
Net cash used in financing activities	(80,897)	(22,535)	(62,756)
Net change in cash and cash equivalents	(902)	2,637	2,229
Cash and cash equivalents at beginning of period	8,645	6,008	3,779
Cash and cash equivalents at end of period	$7,743	$8,645	$6,008

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$117,584	$114,043	$112,811
Income taxes	$85,433	$22,904	$95,593

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Common Shareholder’s Deficit
For the Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	Premium on 4% Cumulative Preferred Stock	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
2005
Beginning balance	$649	$791	$(58,194)	$(51,328)	$(108,082)
Comprehensive Income (Loss):
Net income			113,929		113,929
Other comprehensive income (loss):
Minimum pension liability adjustment, net of income taxes of $15,831				(23,234)	(23,234)
Adjust financial instruments to fair market value, net of income taxes of $(137)				201	201
Total Comprehensive Income					90,896

Distributions to AES			(110,487)		(110,487)
Contributions from AES		1,272			1,272
Balance at December 31, 2005	$649	$2,063	$(54,752)	$(74,361)	$(126,401)
2006
Comprehensive Income (Loss):
Net income			92,416		92,416
Other comprehensive income (loss):
Interest rate swap adjustment, net of income taxes of $(2,737)				4,017	4,017
Minimum pension liability adjustment, net of income taxes of $(1,171)				(1,719)	(1,719)
Total Comprehensive Income					94,714

Adoption of SFAS 158, net of income taxes of $(49,101)				72,061	72,061
Distributions to AES			(92,472)		(92,472)
Contributions from AES		1,416			1,416
Balance at December 31, 2006	$649	$3,479	$(54,808)	$(2)	$(50,682)
2007
Comprehensive Income (Loss):
Net income			122,116		122,116
Other comprehensive income:
Sale of available for sale securities				2	2
Total Comprehensive Income					122,118

Reclassification to cumulative preferred stock of subsidiary	(649)				(649)
Adjustment for the adoption of FIN 48			438		438
Distributions to AES			(85,762)		(85,762)
Contributions from AES		3,299			3,299
Balance at December 31, 2007	$-	$6,778	$(18,016)	$-	$(11,238)

See notes to consolidated financial statements

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

1. ORGANIZATION

IPALCO Enterprises, Inc is a holding company incorporated under the laws of the state of Indiana. IPALCO is a wholly-owned subsidiary of the AES Corporation. IPALCO was acquired by AES in March 2001. IPALCO owns all of the outstanding common stock of its subsidiaries. Substantially all of Enterprises (IPALCO together with its subsidiaries) business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, Indianapolis Power & Light Company. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has more than 465,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited combustion turbine that are all used for generating electricity. IPL’s net electric generation capability for winter is 3,492 MW and net summer capability is 3,353 MW.

IPALCO’s other direct subsidiary is Mid-America Capital Resources, Inc.. Mid-America is the holding company for IPALCO’s unregulated activities. Mid-America owns a 4.4% interest in EnerTech Capital Partners II L.P., a venture capital fund that invests in early stage and emerging growth companies in the energy technology, clean technology and related markets, with a recorded value of $6.8 million as of December 31, 2007. IPALCO’s regulated business is conducted through IPL. Enterprises has two business segments: electric and all other. The electric segment consists of the operations of IPL and everything else is included in the all other segment.

2. Regulatory Matters

General

IPL is subject to regulation by the Indiana Utility Regulatory Commission as to its services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, retail rates and charges, the issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters.

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

IPL is also affected by the regulatory jurisdiction of the U.S. Environmental Protection Agency at the federal level, and the Indiana Department of Environmental Management at the state level. Other significant regulatory agencies affecting IPL include, but are not limited to, North American Electric Reliability Corporation, the U.S. Department of Labor and the Indiana Occupational Safety and Health Administration.

Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income

IPL may apply to the IURC for a change in IPL’s fuel charge every three months to recover IPL’s estimated fuel costs, including the fuel portion of purchased power costs, which may be above or below the levels included in IPL’s basic rates and charges. IPL must present evidence in each FAC proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power, or both, so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible.

Independent of the IURC’s ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in FAC. Additionally, customer refunds may result if a utility’s rolling twelve month operating income, determined at quarterly measurement dates, exceeds a utility’s authorized annual jurisdictional net operating income and there are not sufficient applicable cumulative net operating income deficiencies against which the excess rolling twelve month jurisdictional net operating income can be offset. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be the lesser of one-fourth of the excess annual jurisdictional net operating income in that FAC application, grossed up for federal and state taxes or one-fourth of the cumulative net operating income deficiencies and excesses for the applicable period grossed up for federal and state taxes.

IPL’s authorized annual jurisdictional net operating income, for purposes of the quarterly operating income tests, attendant on its FAC proceedings, is $163.0 million, as established in its last basic rate case, plus additional returns authorized in the Environmental Compliance Cost Recovery Adjustment filings of $22.9 million for the most recently approved FAC filing for the period ending October 31, 2007. Prior to 2006, earnings from certain of IPL’s customers who participated in IPL’s alternative regulatory plan known as Elect Plan were excluded from the quarterly operating income test pursuant to a series of IURC Orders. The Elect Plan, approved by the IURC as an alternative regulatory plan, has expired and earnings from all of IPL’s retail customers are now reflected in the FAC quarterly operating income tests. Additionally, during 2007, the summer weather in IPL’s service territory was unusually hot, which along with other factors led to higher than usual earnings. In IPL’s three most recently approved FAC filings, the IURC found that its rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income by $24.6 million for the twelve months ended October 31, 2007; by $22.5 million for the twelve months ended July 31, 2007; and by $3.8 million for the twelve months ended April 30, 2007. In addition, in IPL’s March 24, 2008 FAC filing, which has not yet been approved by the IURC, IPL’s rolling annual jurisdictional retail electric net operating income was calculated to be greater than the authorized annual jurisdictional net operating income by $23.5 million for the twelve months ended January 31, 2008. Because IPL has a cumulative net operating income deficiency, it has not been required to make customer refunds in its FAC proceedings, however, even though it has a cumulative net operating income deficiency, the IURC may still review IPL’s basic rates and charges on a prospective basis at any time IURC chooses.

In December 2007, IPL received a letter from the staff of the IURC requesting information relevant to IURC’s periodic review of IPL’s basic rates and charges and IPL subsequently provided information to the staff. Since IPL’s cumulative net operating income deficiency (described above) requires no customer refunds, the IURC staff was concerned that the higher than usual 2007 earnings may continue in the future. In an effort to allay staff’s concerns, IPL proposed in its March 24, 2008 FAC filing a prospective one-time credit to customers totaling $30 million. If approved, the credit will provide an offset against fuel charges customers would otherwise pay in the billing months of June, July and August of 2008. Consistent with this proposal, IPL recorded a $30 million contingent liability in March 2008 with a corresponding reduction against revenues. It is not clear what action, if any, the IURC staff will recommend as a result of its periodic review of IPL’s basic rates and charges.

In IPL’s March 2006 FAC proceeding (FAC 71), a consumer advocacy group representing some of IPL’s industrial customers requested that a sub-docket be established. IPL and the customer group entered into an agreement regarding the scope of the sub-docket which agreement was approved by the IURC in its May 2006 order in IPL’s FAC 71 proceeding. The agreement defines the scope of the sub-docket as “any issue related to FAC 71” and includes illustrative examples including: review of the Midwest ISO components of the cost of fuel, review of projection of Midwest ISO components of the cost of fuel, review of IPL’s generation offer and demand bid practices, review of allocation of fuel and other costs, review of compliance with IC 8-1-2-42(d) and review of IPL’s Elect Plan, all as they relate to FAC 71 only. Because of the uncertain outcome of the FAC 71 subdocket, the IURC Orders in IPL’s FAC 71 proceeding and subsequent FAC proceedings (through December 2007 proceeding, FAC 78) approved IPL’s FAC factors on an interim basis, subject to refund. To date, no procedural schedule for this sub-docket has been established. The IURC’s February 2008 Order in IPL’s FAC 78 proceeding also set IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of the FERC proceeding regarding Revenue Sufficiency Guarantee Second Pass charges and any subsequent appeals or future order of the IURC. We cannot predict what refunds, if any, may be required, or for what period of time.

Purchased power costs below an established benchmark are presumed to be recoverable fuel costs. IPL’s current benchmark under a settlement agreement with the IURC expires April 30, 2008. In December 2007, IPL filed with the IURC a joint petition along with another Indiana utility and the Indiana Office of Utility Consumer Counselor requesting a new settlement mechanism for the recovery of fuel costs in the cost of purchased electricity. A final order is expected during the second quarter of 2008, but we can give no assurance that the IURC will approve the petition as filed. The current agreement compares hourly purchased power costs to a monthly standard. The new settlement agreement compares hourly purchased power costs to a daily benchmark to better reflect changes in natural gas prices that occur throughout the month. We believe changes in natural gas prices typically influence the price at which we can purchase power. Therefore, we believe that the benchmark will more closely track fluctuations in purchased power prices. Purchased power costs over the benchmark not recovered from our customers have not had a material impact on our results of operations or financial condition to date.

Environmental Compliance Cost Recovery Adjustment

IPL’s ECCRA allows us to recover the costs, including a return, associated with certain expenditures on qualifying environmental compliance control facilities. The IURC approved the use of Clean Coal Technology, which constitutes qualified pollution control property, as defined in Ind. Code section 8-1-2-6.6, which allows IPL to meet the NOx and SO2 emission limits imposed pursuant to the EPA’s NOx State Implementation Plan and the requirements under the federal Clean Air Interstate Rule and the Indiana Clean Air Mercury Rule. A return on the expenditures in IPL’s CCT projects is included in the ratemaking treatment. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC for purposes of annual operating income test requirements in subsequent FAC proceedings. The additional amount of return will be dependent on the cumulative amount of CCT expenditures that has been made at the time IPL files with the IURC for ratemaking treatment on such CCT projects. Such filings are made at intervals of no more often than once every six months.

Federal Energy Regulatory Commission - Midwest ISO

General

IPL is a member of the Midwest ISO. Midwest ISO serves as the third-party operator of IPL’s transmission system and runs the day-ahead and real-time Energy Market for its members. Midwest ISO policies are developed through a stakeholder process in which IPL is an active participant. IPL focuses its participation in this process primarily on items that could impact its customers and its results of operations. Additionally, IPL attempts to influence Midwest ISO policy by filing comments with FERC.

Midwest ISO’s Energy and Ancillary Services Markets Tariff

As a member of the Midwest ISO, IPL must comply with the Midwest ISO Tariff. The tariff has been amended from time to time to cover expansions of Midwest ISO’s operations. The tariff originally covered only transmission, but was amended to include terms and conditions of the Energy Market that was launched in April 2005. The tariff has once again been amended to include market design changes to implement the next phase of Midwest ISO operations, which is the ASM that is intended to be launched on September 9, 2008. Ancillary services are services required to reliably deliver electric power, and include such things as reactive power, operating reserves, and frequency control. Traditionally, each utility was required to provide these services themselves or purchase them from a third party. The intent of the ASM is to integrate the buying and selling of ancillary services with the existing Energy Market, thus providing greater efficiency in the delivery of these services and lower costs.

FERC has accepted the Midwest ISO’s proposed tariff changes required to implement the ASM. In January 2008, IPL and other investor-owned Indiana utilities operating in the Midwest ISO filed a joint petition requesting the IURC to issue an order approving operational changes necessary for joint petitioners to accommodate the ASM, and to determine the precise manner and timing of recovery or crediting of jurisdictional charges and revenues associated with the Midwest ISO ASM. The IURC proceeding is pending and we cannot predict the outcome at this time.

FERC Open Access Transmission Tariff

In February 2007, FERC issued Order No. 890, its final rule amending the pro-forma Open Access Transmission Tariff adopted in 1996 by Order No. 888. FERC also issued Order No. 890-A in December 2007, which, for the most part, affirmed Order No. 890. While we continue to analyze the effect of this new rule, our preliminary analysis suggests that it will have little impact on day-to-day operations.

Midwest ISO Real Time Revenue Sufficiency Guarantee

In April 2007, the Midwest ISO proposed a change that has been implemented to the calculation of the RSG First Pass charge. The Midwest ISO collects RSG First Pass charges from market participants that cause additional generation to be dispatched that do not recover their production costs from the energy market. This new calculation under collects the necessary RSG First Pass charge and requires companies like us to be charged a RSG Second Pass distribution socialized cost to compensate for the under collection. However, the Midwest ISO’s revised RSG methodology affects us and other Load Serving Entities on both a retroactive and prospective basis. This could impact future Midwest ISO billings related to previous periods. However, we would seek recovery for such costs through FAC proceedings. We and several other Midwest ISO companies have intervened at FERC regarding the revised methodology and charge. In addition, other Midwest ISO members have appealed in the U.S. Court of Appeals for the District of Columbia Circuit to attempt to address this issue in parallel with the FERC proceeding. In March 2008, the Midwest ISO filed an alternative mechanism for allocating RSG charges and credits that attempts to correct the existing RSG under collection and allocate RSG charges on more of a cost causation basis.  However, the Midwest ISO has asked FERC to delay the implementation until aspects of the ASM, recently accepted by FERC, can be incorporated. Because the RSG issue is still pending at FERC and in the U.S. Court of Appeals, we cannot predict the outcome of the federal proceedings and the impact on our operations.

Customer Choice Programs

During 1998, through its Elect Plan, IPL started offering customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service products. Through the Elect Plan, the IURC declined to exercise its jurisdiction in part over our customers who voluntarily selected service under this plan. The Elect Plan expired on December 31, 2006, with the exception of the Green Power option. In August 2006, IPL filed a petition with the IURC in which IPL sought approval for a new customer choice plan called Empower, which was proposed to replace Elect Plan. IPL was unable to reach an agreement with all parties regarding Empower and IPL withdrew this petition and it was dismissed by the IURC. As a result of the expiration of Elect Plan and the withdrawal of Empower, net operating income from customers that previously participated in Elect Plan programs is now included in IPL’s authorized jurisdictional net operating income calculation.

In June 2007, IPL received IURC approval to offer Green Power as a tariff rate in order to continue to provide this customer option without interruption. In addition, IPL received approval in July 2007 of a petition requesting an extension of the existing Demand-Side Management programs until June 30, 2009. DSM programs promote customer energy efficiency and encourage energy conservation. In that proceeding, we also agreed to conduct a DSM market potential study, which is to be completed by January 2009.

Voluntary Employee Beneficiary Association Trust Complaint

In November 2007, the International Brotherhood of Electrical Workers, Local Union No. 1395, and sixteen individual retirees, (the “Complainants”), filed a complaint at the IURC seeking enforcement of their interpretation of the 1995 final order and associated settlement agreement resolving IPL’s basic rate case. The Complainants are requesting that the IURC conduct an investigation of IPL’s failure to fund the VEBA Trust, at a level of approximately $19 million per year. The VEBA Trust was spun off to an independent trustee in 2001. The complaint seeks an IURC order requiring IPL to make contributions to place the VEBA Trust in the financial position in which allegedly it would have been had IPL not ceased making annual contributions to the VEBA Trust after its spin off. The Complaint also seeks an IURC order requiring IPL to resume making annual contributions to the VEBA Trust. IPL filed a motion to dismiss and both parties are seeking summary judgment in the IURC proceeding. To date, no procedural schedule for this proceeding has been established. IPL believes it has meritorious defenses to the Complainants' claims and it will assert them vigorously in response to the complaint; however, there can be no assurances that it will be successful in its efforts.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

IPALCO’s consolidated financial statements are prepared in accordance with GAAP and in conjunction with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of IPALCO, its regulated utility subsidiary, IPL, and its unregulated subsidiary, Mid-America. All intercompany items have been eliminated in consolidation.

The operating components of Mid-America, as well as nonoperating income of IPL, are included below UTILITY OPERATING INCOME in the accompanying consolidated statements of income.

Use of Management Estimates

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

Regulation

The retail utility operations of IPL are subject to the jurisdiction of the IURC. IPL’s wholesale power transactions are subject to the jurisdiction of the FERC. These agencies regulate IPL’s utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are based on GAAP, including the provisions of Statement of Financial Accounting Standards No. 71, which gives recognition to the ratemaking and accounting practices of these agencies. See also Note 7, “Regulatory Assets and Liabilities” for a discussion of specific regulatory assets and liabilities.

Revenues

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, IPL uses complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, IPL estimates line losses on a monthly basis. At December 31, 2007 and 2006, customer accounts receivable include unbilled energy revenues of $42.0 million and $41.8 million on a base of annual revenue of $1.1 billion and $1.0 billion, respectively.

IPL’s basic rates include a provision for fuel costs as established in IPL’s most recent rate proceeding. IPL is permitted to recover actual costs of purchased power and fuel consumed, subject to certain restrictions. This is accomplished through quarterly FAC proceedings, in which IPL estimates the amount of fuel and purchased power costs in future periods. Through these proceedings, IPL is also permitted to recover, in future rates, underestimated fuel and purchased power costs from prior periods, subject to certain restrictions, and therefore the over or underestimated costs are deferred or accrued and amortized into fuel expense in the same period that IPL’s rates are adjusted.

In the Midwest ISO market, IPL offers its generation and bids its demand into the market on an hourly basis. The Midwest ISO settles these hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. The Midwest ISO evaluates the market participants’ energy offers and demand bids to economically and reliably dispatch the entire Midwest ISO system on a five-minute basis. IPL accounts for these hourly offers and bids, on a net basis, in UTILITY OPERATING REVENUES when in a net selling position and in UTILITY OPERATING EXPENSES - Power Purchased when in a net purchasing position.

Contingencies

Enterprises accrues for loss contingencies when the amount of the loss is probable and estimable. Enterprises is subject to various environmental regulations, and is involved in certain legal proceedings. If Enterprises’ actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on Enterprises’ operating results and financial condition.

Concentrations of Risk

Substantially all of IPL’s customers are located within the Indianapolis area. In addition, approximately 64% of IPL’s full-time employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL’s current contract with the physical unit expires on December 8, 2008 and the contract with the clerical-technical unit expires February 14, 2011. In addition, more than half of IPL’s contracted coal is from one supplier. IPL has entered into three long-term contracts with this supplier, which employs non-unionized labor, for the provision of coal from three separate mines.

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 8.4%, 8.6%, and 9.1% during 2007, 2006, and 2005, respectively.

Utility Plant and Depreciation

Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.8% during 2007, 2006, and 2005.

Derivatives

Enterprises has only limited involvement with derivative financial instruments and does not use them for trading purposes. Enterprises accounts for its derivatives in accordance with SFAS 133, as amended. Enterprises has one interest rate swap agreement, which is recognized on the consolidated balance sheets at its estimated fair value as a liability of approximately $6.5 million. Enterprises entered into this agreement as a means of managing the interest rate exposure on a $40 million unsecured variable-rate debt instrument. In accordance with SFAS 71, IPALCO recognized a regulatory asset equal to the value of the interest rate swap, which is adjusted as that fair value changes. The settlement amounts from the swap agreement are reported in the financial statements as a component of interest expense. Management uses standard market conventions to determine the fair value of the interest rate swap.

In addition, Enterprises has entered into contracts involving the physical delivery of energy and fuel. Because these contracts qualify for the normal purchases and sales scope exception in SFAS 133, Enterprises has elected to account for them as accrual contracts, which are not adjusted for changes in fair value, in accordance with SFAS 133.

Fuel, Materials and Supplies

We maintain coal, fuel oil, materials and supplies inventories for use in the production of electricity.  These inventories are accounted for at the lower of cost or market, using the average cost.

Emissions Allowances

IPL uses environmental air emissions allowances to meet standards set forth by the EPA related to emission of SO2 and NOx gases. IPL accounts for environmental air emissions allowances as intangible assets and records expenses for allowances using a First In First Out method. The total book value of SO2 and NOx emissions allowances, included in MISCELLANEOUS DEFERRED DEBITS on the accompanying consolidated balance sheets, as of, both December 31, 2007 and December 31, 2006 was $0.4 million.

Income Taxes

IPALCO includes any applicable interest and penalties related to income tax deficiencies or overpayments in the provision for income taxes in its consolidated statements of income. The income tax provision includes gross interest income of $0.6 million and $7.3 million for the years ended December 31, 2007 and December 31, 2006, respectively.

Deferred taxes are provided for all significant temporary differences between book and taxable income. The effects of income taxes are measured based on enacted laws and rates. Such differences include the use of accelerated depreciation methods for tax purposes, the use of different book and tax depreciable lives, rates and in-service dates and the accelerated tax amortization of pollution control facilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting basis of assets and liabilities. Those income taxes payable which are includable in allowable costs for ratemaking purposes in future years are recorded as regulatory assets with a corresponding deferred tax liability. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment. Contingent liabilities related to income taxes are recorded in accordance with Financial Accounting Standards Board Interpretation No. 48.

Cash and Cash Equivalents

Enterprises considers all highly liquid investments purchased with original maturities of 90 days or less at the date of acquisition to be cash equivalents.

Long-term Investments

As of December 31, 2007, Mid-America owned a 4.4% investment in EnerTech, a venture capital fund. Enterprises accounts for this investment using the cost method. The book value was $6.8 million and $6.4 million as of December 31, 2007 and 2006, respectively, and is included in OTHER ASSETS - Other investments on the accompanying consolidated balance sheets.

Enterprises evaluates the recoverability of investments in unconsolidated subsidiaries and other investments when events or changes in circumstances indicate the carrying amount of the asset is other than temporarily impaired. An investment is considered impaired if the fair value of the investment is less than its carrying value. Impairment losses are recognized when an impairment is considered to be other than temporary. Impairments are considered to be other than temporary when we do not expect to recover the investment’s carrying value for a reasonable period of time. In making this determination, Enterprises considers several factors, including, but not limited to, the intent and ability to hold the investment, the severity of the impairment, the duration of the impairment and the entity’s historical and projected financial performance. Once an investment is considered other than temporarily impaired and an impairment loss is recognized, the carrying value of the investment is not adjusted for any subsequent recoveries in fair value. As of December 31, 2007, we did not have any material unrealized losses.

Short-term Investments

Our short-term investments consist primarily of various financial instruments, such as taxable and tax-exempt debt securities. We actively invest a portion of our available cash balances in such instruments. These instruments feature daily and seven day notice put options which allow for the redemption of the investments at their face amounts plus earned income, and 7, 28, and 35 day auctions which allow for the redemption of the investments at their face amounts plus earned income at each successful auction. Due to failed auctions in the auction market, we continue to analyze current credit market conditions and invest in such instruments as appropriate to ensure liquidity. Even though these securities frequently have stated maturities of 20 years or more, since we intend to sell these instruments within one year or less, they are classified as CURRENT ASSETS. Purchases and sales of securities are presented on a gross basis within Cash Flows from Investing Activities in the accompanying audited Consolidated Statements of Cash Flows. As of December 31, 2007, IPALCO had investments in variable rate demand notes totaling $2.1 million.

New Accounting Pronouncements

FIN 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”

In July 2006, the Financial Accounting Standards Board issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

IPALCO adopted the provisions of FIN 48 on January 1, 2007. Under FIN 48, IPALCO must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of IPALCO’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity. See Note 11, “Income Taxes.”

SFAS 157 “Fair Value Measurements”

In September 2006, the FASB released SFAS 157 to define fair value, establish a framework for measuring fair value in accordance with GAAP, and expand disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management does not believe SFAS 157 will have a material impact on our results of operations or financial position.

In February 2008, the FASB issued FASB Staff Position 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for such items for IPALCO will be January 1, 2009. The delay is intended to allow FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157.

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for IPALCO beginning in 2008, but early adoption is permitted. IPALCO has chosen not to early adopt and management does not believe SFAS 159 will have a material impact on our results of operations or financial position.

Per Share Data

IPALCO is a wholly-owned subsidiary of AES and does not report earnings on a per-share basis.

4. UTILITY PLANT IN SERVICE

The original cost of utility plant in service segregated by functional classifications, follows:

	As of December 31,
	2007	2006
	(In Thousands)
Production	$2,399,173	$2,180,021
Transmission	264,777	261,409
Distribution	1,038,574	994,429
General plant	147,124	142,666
Total utility plant in service	$3,849,648	$3,578,525

Substantially all of IPL’s property is subject to a $837.7 million direct first mortgage lien, as of December 31, 2007, securing IPL’s first mortgage bonds. Total utility plant in service includes $4.2 million of property under capital leases as of December 31, 2007 and 2006, respectively. Total non-legal removal costs of utility plant in service at December 31, 2007 and 2006 were $443.0 million and $419.7 million, respectively and total legal removal costs of utility plant in service at December 31, 2007 and 2006 were $13.1 million and $11.5 million, respectively.

In June 2007, IPL received an order from the IURC issuing a Certificate of Public Convenience and Necessity for the acquisition of a combustion turbine with a nominal nameplate capacity of 80 MW. Approval was granted by the FERC in July 2007 and this purchase was completed on July 24, 2007. The turbine is in service and is located at IPL’s Georgetown substation. IPL had operated this unit on behalf of the unit’s previous owner.

In September 2007, IPL placed into service pollution control technology to address required SO2 and mercury emissions reductions from its power plants and to reduce fine particulate pollution in the atmosphere at a cost of approximately $188.5 million. This enhancement was performed at IPL’s Harding Street generating station on Unit 7 and is part of IPL’s CCT projects. The $188.5 million recognized as of December 2007 does not reflect the total cost of the project, which is not yet finalized. IPL believes these expenditures were necessary to reliably and economically achieve a level of emissions reductions that complies with the EPA’s NOx SIP, the CAIR and the Indiana CAMR. IPL anticipates additional costs to comply with the CAIR and the Indiana CAMR and it is IPL’s intent to seek recovery of any additional costs. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions are recoverable from jurisdictional retail customers as part of IPL’s CCT projects, however, since jurisdictional retail rates are subject to regulatory approval, there can be no assurance that all costs will be recovered in rates.

5. Sales of Accounts Receivable

Accounts Receivable Securitization. IPL formed IPL Funding Corporation in 1996 as a special-purpose entity to purchase retail receivables originated by IPL pursuant to a receivables sale agreement entered into with IPL. At the same time, IPL Funding entered into a purchase facility with unrelated parties pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million, of interests in the pool of receivables purchased from IPL. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold up to a maximum of $50.0 million, as permitted by the purchase facility. During 2007, the purchase facility was extended through May 27, 2008. IPL Funding is included in the audited Consolidated Financial Statements of IPL. Accounts receivable on the accompanying consolidated balance sheets of IPALCO are stated net of the $50 million sold.

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

The carrying values of the retained interest is determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions in estimating fair value are credit losses, the selection of discount rates, and expected receivables turnover rate. As a result of short accounts receivable turnover periods and historically low credit losses, the impact of these assumptions have not been significant to the fair value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history.

The losses recognized on the sales of receivables were $3.0 million, $2.9 million and $2.1 million for 2007, 2006 and 2005, respectively. These losses are included in Other operating expense on the consolidated statements of income. The amount of the losses recognized depends on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and the proceeds received.

The following table shows the receivables sold and retained interests as of the periods ended and cash flows during the periods ending:

	As of December 31,
	2007	2006	2005
	(In Millions)
Retail receivables	$114.4	$113.4	$111.9
Less: Retained interests	64.4	63.4	61.9
Net receivables sold	$50.0	$50.0	$50.0

	Twelve Months Ended December 31,
	2007	2006	2005
	(In Millions)
Cash flows during period
Cash proceeds from interest retained	$541.1	$527.7	$470.0
Cash proceed from sold receivables(1)	$419.0	$415.5	$391.3

(1) Cash flows from the sale of receivables are reflected within Operating Activities on the Consolidated Statements of Cash Flows.

There were no proceeds from new securitizations for each of 2007, 2006 and 2005. Servicing fees of $0.6 million were paid to IPL from IPL Funding for each of 2007, 2006 and 2005.

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

Under the purchase facility, if IPL fails to maintain certain financial covenants regarding interest coverage and debt-to-capital ratios, it would constitute a “termination event.” IPL is in compliance with such covenants.

As a result of IPL’s current credit rating, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a “lock-box” event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of additional interests in receivables and cause all proceeds of the purchased interests to be used to reduce the Purchaser’s investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased interests in receivables (currently $50 million).

6. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash and Cash Equivalents, Accounts Receivable and Unbilled Revenue, and Accounts Payable

The book value approximates fair value due to the short maturity of these instruments.

Short-term Investments

At December 31, 2007 and 2006, the book value approximates fair value due to the short maturity of these instruments.

Total Consolidated Indebtedness

The fair value of Enterprises’ outstanding fixed rate debt has been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 2007 and 2006, the approximate fair value of Enterprises’ fixed-rate indebtedness was $1,477.7 million and $1,535.9 million, respectively. The fair value of the variable-rate debt outstanding at December 31, 2007 and 2006 approximates its face amount, which was $171.9 million. The fair value of IPL’s interest rate swap agreement at December 31, 2007 and 2006 was approximately $(6.5) million and $(6.6) million, respectively. These amounts estimate what IPL would have to pay to settle its position in the swap.

7. REGULATORY ASSETS and Liabilities

Regulatory assets represent deferred costs or credits that have been included as allowable costs or credits for ratemaking purposes. IPL has recorded regulatory assets or liabilities relating to certain costs or credits as authorized by the IURC or established regulatory practices in accordance with SFAS 71. IPL is amortizing non tax-related regulatory assets to expense over periods ranging from 1 to 35 years. Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid.

The amounts of regulatory assets at December 31 are as follows:

	2007	2006	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Deferred fuel costs	$13,219	$519	Through 2008(1)
NOx & CCT project expenses	5,553	2,190	Through 2008(1)
Air conditioning load management (demand management)	949	1,265	Through 2008(1)
Other DSM program costs	850	534	Through 2008(1)(2)
Total current regulatory assets	20,571	4,508

Long-term:
Unrecognized pension and other postretirement benefit plan costs	$88,124	$146,554	Various
Income taxes recoverable from customers	83,010	80,634	Various
Deferred Midwest ISO costs	48,185	35,002	To be determined(3)
Unamortized Petersburg unit 4 carrying charges and certain other costs	20,846	21,309	Through 2026(1)(2)
Unamortized reacquisition premium on debt	16,586	17,859	Over remaining life of debt
ARO costs	-	10,291	Over book life of assets
Unrealized loss on interest rate swap	6,466	6,599	Through 2023
NOx project expenses - Petersburg unit 2 precipitator	2,020	2,165	Through 2021(1)
Other DSM and green power program costs	157	-	Various
Total long-term regulatory assets	265,394	320,413
Total regulatory assets	$285,965	$324,921

(1) Recovered per specific rate orders
(2) Recovered with a current return
(3) Recovery is probable but timing not yet determined

The amounts of regulatory liabilities at December 31 are as follows:

	2007	2006	Rate Credit Period
	(In Thousands)
Regulatory Liabilities
Current:
Financial transmission rights	$1,553	$1,274	Through 2008(4)
Fuel related	344	324	Through 2008
NOx & CCT project credits	877	84	Through 2008(4)
Total current regulatory liabilities	2,774	1,682

Long-term:
ARO costs and accrued asset removal costs	431,804	419,691	Not applicable
Unamortized investment tax credit	11,146	-	Through 2014
Fuel related	2,122	2,578	Through 2013
Total long-term regulatory liabilities	445,072	422,269
Total regulatory liabilities	$447,846	$423,951

(4) Recovered (credited) per specific rate orders

Deferred Fuel

Deferred fuel costs are a component of current regulatory assets and are expected to be recovered through future FAC proceedings. IPL records deferred fuel in accordance with standards prescribed by the FERC. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL’s FAC and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL’s rates are adjusted. The deferred fuel asset increased $12.7 million during the year ended December 31, 2007 primarily because actual fuel and purchased power costs during the period were higher than the estimate of such costs in the FAC proceedings. See Note 2, “Regulatory Matters.”

In IPL’s March 2006 FAC proceeding (FAC 71), a consumer advocacy group representing some of IPL’s industrial customers requested that a sub-docket be established. IPL and the customer group entered into an agreement regarding the scope of the sub-docket which agreement was approved by the IURC in its May 2006 order in IPL’s FAC 71 proceeding. The agreement defines the scope of the sub-docket as “any issue related to FAC 71” and includes illustrative examples including: review of the Midwest ISO components of the cost of fuel, review of projection of Midwest ISO components of the cost of fuel, review of IPL’s generation and demand bidding practices, review of allocation of fuel and other costs, review of compliance with IC 8-1-2-42(d) and review of IPL’s Elect Plan, all as they relate to FAC 71 only. Because of the uncertain outcome of the FAC 71 subdocket, the IURC Orders in IPL’s FAC 71 proceeding and subsequent FAC proceedings (through December 2007 proceeding, FAC 78) approved IPL’s FAC factors on an interim basis, subject to refund. To date, no procedural schedule for this sub-docket has been established. The IURC’s February 2008 Order in IPL’s FAC 78 proceeding also set IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of the FERC proceeding regarding RSG Second Pass charges and any subsequent appeals or future order of the IURC. We cannot predict what refunds, if any, may be required, or for what period of time.

Unrecognized Pension and Postretirement Benefit Plan Costs

In accordance with SFAS 158, and SFAS 71, we recognize a regulatory asset equal to the unrecognized actuarial gains and losses and prior service costs. Pension expenses are recorded based on the benefit plan’s actuarially determined pension liability and associated level of annual expenses to be recognized. The other postretirement benefit plan’s deferred benefit cost is the excess of the other postretirement benefit liability over the amount previously recognized. The asset representing the unrecognized pension and postretirement benefit plan costs decreased $58.4 million at December 31, 2007 primarily resulting from a change in the discount rate used to determine the projected benefit obligations from 2006 to 2007.

Deferred Income Taxes

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

Deferred Midwest ISO Costs

These consist of administrative costs for transmission services and other administrative and socialized costs from IPL’s participation in the Midwest ISO market. IPL received orders from the IURC that granted authority for IPL to defer such costs and seek recovery in a future basic rate case. See Note 2, “Regulatory Matters.”

Unrealized Loss on Interest Rate Swap

The interest rate swap on the $40 million variable rate unsecured notes issued in 1995 is used to mitigate interest rate risk. The swap, which expires upon the maturity of the related note in 2023, was approved by the IURC as part of IPL’s 1994 financing program. The unrealized loss on the swap as of December 31, 2007 is considered in the determination of Company’s cost of capital for rate making purposes as these amounts are realized through the periodic settlement payments under the swap. Should the swap be prudently terminated before its scheduled maturity date, the settlement of the swap would be recoverable in future rates.

Asset Retirement Obligation and Accrued Asset Removal Costs

In accordance with SFAS 158, and SFAS 71, IPL, a regulated utility, recognizes the cost of removal component of depreciation reserve that does not have an associated legal retirement obligation as a deferred liability. This amount is net of the portion of legal ARO costs that is currently being recovered in rates.

8. ASSET RETIREMENT OBLIGATIONS

SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation. A legal obligation for purposes of SFAS 143 is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppels. ARO liability is included in Miscellaneous on the accompanying consolidated balance sheets.

IPL’s ARO relates primarily to environmental issues involving asbestos, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a reconciliation of the ARO legal liability year end balances:

	As of December 31,
	2007	2006
	(In Millions)
Balance as of January 1	$12.3	$11.5
Accretion Expense	0.8	0.7
Additions	-	0.1
Balance as of December 31	$13.1	$12.3

As of December 31, 2007 and 2006, IPL did not have any assets that are legally restricted for settling its ARO liability.

9. SHAREHOLDER’S EQUITY

Capital Stock

IPALCO’s no par value common stock is pledged under AES’ Amended and Restated Credit and Reimbursement Agreement as well as AES’ Collateral Trust Agreement. There have been no changes to IPALCO’s capital stock balances during the three years ended December 31, 2007.

Dividend Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2007, exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends under the terms of its credit agreement if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before interest and taxes to interest expense of not less than 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .65 to 1, in order to pay dividends. As of December 31, 2007 and as of the filing of this report, IPL and IPALCO were in compliance with all financial covenants and no event of default existed.

IPALCO is also restricted in its ability to pay dividends under the terms of its Senior Secured Notes if it is not in compliance with certain financial covenants. These covenants require IPALCO to maintain a minimum ratio of earnings before taxes, interest, depreciation and amortization to interest expense of not less than 2.5 to 1, and a ratio of total debt to total adjusted capitalization not in excess of .67 to 1, in order to pay dividends. As of December 31, 2007 and as of the filing of this report, IPALCO was in compliance with all financial covenants and no event of default existed.

Cumulative Preferred Stock of Subsidiary

IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2007, 2006 and 2005, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL’s board of directors. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2007, 2006 and 2005, preferred stock consisted of the following:

	December 31, 2007		December 31,
	Shares Outstanding	Call Price	2007	2006	2005
			Par Value, plus premium, if applicable
			(In Thousands)
Cumulative $100 par value, authorized 2,000,000 shares
4% Series	47,611	$118.00	$5,410	$5,410	$5,410
4.2% Series	19,331	103.00	1,933	1,933	1,933
4.6% Series	2,481	103.00	248	248	248
4.8% Series	21,930	101.00	2,193	2,193	2,193
5.65% Series	500,000	-	50,000	50,000	50,000
Total cumulative preferred stock	591,353		$59,784	$59,784	$59,784

Accumulated Other Comprehensive Loss

The balances comprising accumulated other comprehensive loss are as follows:

	Years Ended December 31,
	2007	2006	2005
Minimum pension liability adjustment - net of tax(1)	$-	$-	$(70,342)
Unrealized losses on securities - net of tax	-	(2)	(4,019)
Total	$-	$(2)	$(74,361)

(1)See Note 12, “Pension and Other Postretirement Benefits.”

10. INDEBTEDNESS AND RESTRICTED CASH

Long-term Debt

Before IPL can incur additional long-term debt, it must first have the approval of the IURC. Also, IPL and IPALCO have restrictions on the amount of new debt they may issue due to contractual obligations of AES and financial covenant restrictions under existing debt obligations at IPL and IPALCO. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facility, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

In September 2007, Standard & Poors affirmed the BB+ corporate credit ratings of IPL and IPALCO and changed the outlook on each from positive to stable. In a separate action in September 2007, S&P upgraded the credit ratings of IPL’s senior secured debt from BBB- to BBB. In October 2007, Moody’s Investor Service affirmed IPL’s Baa1 senior secured, Baa2 senior unsecured, Baa2 issuer ratings and IPALCO’s Ba1 senior secured debt rating. In March 2008, S&P raised its issue-level ratings on IPALCO’s senior unsecured debt from BB- to BB and IPL’s senior unsecured debt from BB- to BBB.

We cannot predict whether our current credit ratings or the credit ratings of IPL will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. A security rating is not a recommendation to buy, sell or hold securities. The rating may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating

The following table presents Enterprises’ long-term indebtedness as of December 31, 2007 and 2006:

Series	Due	December 31,
		2007	2006
		(In Thousands)
IPL First Mortgage Bonds (see below)
7.357%	August 2007	$-	$80,000
6.30%	July 2013	110,000	110,000
Variable(1)	January 2016	41,850	41,850
5.40%(1)	August 2017	24,650	24,650
5.75%(1)	August 2021	40,000	40,000
Variable(1)	October 2023	30,000	30,000
4.55%(3)	December 2024	40,000	40,000
5.90%(1)	December 2024	20,000	20,000
5.95%(1)	December 2029	30,000	30,000
5.95%(3)	August 2030	17,350	17,350
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	-
Variable(3)	September 2041	60,000	60,000
Unamortized discount - net		(1,092)	(1,134)
Total first mortgage bonds		836,558	751,516
IPL Unsecured Notes
1995B(2)	January 2023	40,000	40,000
6.375%(2)	November 2029	20,000	20,000
Total IPL unsecured notes		60,000	60,000

Total Long-term Debt - IPL		896,558	811,516
Long-term Debt - IPALCO
8.375% Senior Secured Notes	November 2008	375,000	375,000
8.625% Senior Secured Notes	November 2011	375,000	375,000
Total Long-term Debt - IPALCO		750,000	750,000
Total consolidated IPALCO Long-term Debt		1,646,558	1,561,516
Less: Current Portion of Long-term Debt		375,000	80,000
Net Consolidated IPALCO Long-term Debt		$1,271,558	$1,481,516

(1)First Mortgage Bonds are issued to the city of Petersburg, Indiana, to secure the loan of proceeds from various tax-exempt instruments issued by the city.
(2)Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.

(3)First Mortgage Bonds are issued to the Indiana Finance Authority (formerly Indiana Development Finance Authority), to secure the loan of proceeds from the tax-exempt bonds issued by the Indiana Development Finance Authority.

IPL First Mortgage Bonds

The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a $837.7 million direct first mortgage lien, as of December 31, 2007. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2007.

In September 2006, the Indiana Finance Authority issued on behalf of IPL $40 million principal amount of 4.55% insured first mortgage bonds due 2024, the proceeds of which were loaned to IPL and were held in escrow by the trustee until used on December 1, 2006 to call at par $40 million principal amount of 6 5/8% first mortgage bonds due 2024.

In September 2006, the Indiana Finance Authority also issued on behalf of IPL $60 million principal amount of insured first mortgage auction rate bonds due 2041, the proceeds of which were placed with the trustee to be made available to IPL as funds are spent on certain qualifying environmental facilities. Through December 31, 2006, IPL had drawn down $28.6 million of such proceeds, with the remaining proceeds drawn in 2007. The $31.7 million balance as of December 31, 2006 is reflected on the accompanying consolidated balance sheet as restricted. The interest rate was adjusted based upon a 7-day auction period and was 3.8% on December 31, 2006.

In October 2006, IPL issued $158.8 million of first mortgage bonds, 6.05% Series, due 2036. The net proceeds from this offering, together with other available cash, were used to effect the repayment upon maturity of IPL’s 8% Series first mortgage bonds, due October 2006 in the principal amount of $58.8 million and to effect the redemption of IPL’s 7.05% Series first mortgage bonds, due 2024 in the principal amount of $100 million in November 2006, as well as $2.7 million of redemption premiums associated with the 7.05% Series redemption.

In June 2007 IPL issued $165 million of first mortgage bonds, 6.60% Series, due June 1, 2037. Proceeds from this offering were used to effect the repayment upon maturity of IPL’s first mortgage bonds, 7.375% Series, due August 1, 2007 in the aggregate principal amount of $80 million and to finance a portion of its construction program, repay outstanding short-term borrowings incurred by IPL for such purposes, and for other general corporate purposes.

IPALCO’s Senior Secured Notes

IPALCO has outstanding $375 million of 8.375% and $375 million of 8.625% Senior Secured Notes due November 14, 2008 and November 14, 2011, respectively, which are secured by IPALCO’s pledge of all of the outstanding common stock of IPL. Interest on IPALCO’s Senior Secured Notes is paid semi-annually on May 15 and November 15. The current applicable interest rates on the IPALCO’s Senior Secured Notes are 100 basis points higher than it was when these notes were initially issued as a result of downgrades in IPALCO’s credit ratings. The applicable interest rates on these notes cannot increase any further, but upgrades in IPALCO’s credit rating can decrease the rates. The IPALCO’s Senior Secured Notes contain certain financial covenants based on earnings to interest expense and debt to capital, with which IPALCO is in compliance.

IPALCO has classified its outstanding $375 million of 8.375% Senior Secured Notes due November 14, 2008 as short-term and management is evaluating available options regarding its repayment. Management intends to refinance and believes that it has the ability to refinance IPALCO’s Senior Secured Notes due November 14, 2008; however there can be no assurance that IPALCO will refinance these Notes. This ability is based on the historical trading of the IPALCO Senior Secured Notes and the existence of a viable market for bonds of IPALCO’s credit rating allowing IPALCO to access the capital to finance the maturity. Should the capital markets not be accessible to IPALCO, management believes that other financing options are at its disposal to meet the needs of the maturity, which could include a credit facility with a financial institution.

Variable-Rate Unsecured Debt

The IPL 1995B notes provide for an interest rate that varies with the tax-exempt weekly rate. IPL, at its option, can change the interest rate mode for the 1995B notes to other permitted interest rate modes. These notes are classified as long-term liabilities because IPL maintains a $40.6 million long-term liquidity facility supporting these agreements, which was unused at December 31, 2007. The interest rate on the 1995B notes is synthetically fixed at 5.21% using a swap agreement. See Note 3, “Summary of Significant Accounting Policies” for further discussion of our accounting for the swap.

Line of Credit

In May 2006, IPL entered into a new credit agreement in the aggregate principal amount of $120.6 million which includes an $80 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly - see above). The committed line of credit also provides a sub limit for the issuance of letters of credit. In addition, the credit agreement allows the committed line of credit to be increased to $109.4 million upon IPL’s request and subject to certain other conditions. Such increase was affected in August 2006. The maturity date for the agreement is May 16, 2011. This agreement replaced two existing 364-day agreements with an aggregate borrowing capacity of $115.6 million which included a $75 million committed line of credit and a $40.6 million liquidity facility. As of December 31, 2007 and 2006, IPL had a total of $1.0 million and $75.0 million, respectively, of outstanding borrowings on this agreement, which is included in Line of credit and current portion of long-term debt on the accompanying consolidated balance sheets.

In July 2006, FERC issued an Order authorizing IPL to issue up to $500 million of short-term indebtedness outstanding at any time through July 27, 2008.

Debt Maturities

Maturities on indebtedness subsequent to December 31, 2007, are as follows:

Year	Amount
(In Thousands)
2008	$375,000
2009	-
2010	-
2011	376,000
2012	-
Thereafter	897,650
Total	$1,648,650

11. INCOME TAXES

IPALCO follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes as if IPALCO and its subsidiaries each filed separate income tax returns. IPALCO is no longer subject to U.S. or state income tax examinations for tax years through March 27, 2001, but is open for all subsequent periods.

As described in Note 3, “Summary of Significant Accounting Policies - New Accounting Pronouncements,” IPALCO adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 resulted primarily in a reclassification of Accumulated deferred tax liabilities to Non-current income taxes payable and no significant cumulative impact to Accumulated deficit. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In Thousands)
Unrecognized tax benefits at January 1, 2007	$22,753
Gross increases - current period tax positions	1,249
Gross decreases - prior period tax positions	(2,420)
Unrecognized tax benefits at December 31, 2007	$21,582

The unrecognized tax benefits at December 31, 2007, represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of the deductions will not affect the annual effective tax rate but would accelerate the tax payments to an earlier period.

The Internal Revenue Service is currently reviewing IPALCO’s method of capitalizing indirect service costs for tax years ended December 31, 2001 through December 31, 2004.  A settlement has been proposed; however, it has not yet been accepted by the Joint Committee on Taxation.  It is reasonably possible that the settlement will be finalized in the next 12 months.  When that occurs, the unrecognized tax benefits will decrease by $13 million.

Tax-related interest expense and income is reported as part of the provision for federal and state income taxes. Penalties, if incurred, would also be recognized as a component of tax expense. As of December 31, 2007 and 2006, IPALCO has recorded a liability for interest of $2.2 million and $3.3 million, respectively. The income tax provision includes interest expense/(income) of ($0.6) million, ($7.3) million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The American Jobs Creation Act of 2004 created Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. IPL’s electric production activities qualify for this deduction. The deduction was equal to 3% of Qualifying Production Activity Income for the 2005 and 2006 taxable years, with certain limitations. This deduction increased to 6% of QPAI beginning in 2007 and will increase to 9% of QPAI beginning in 2010 and thereafter. The tax benefit associated with the Internal Revenue Code Section 199 domestic production deduction was $1.5 million per year in 2005 and 2006. The estimated benefit for 2007 is estimated to be $3.9 million.

Federal and state income taxes charged to income are as follows:

	2007	2006	2005
	(In Thousands)
Charged to utility operating expense
Current income taxes:
Federal	$89,296	$38,047	$81,452
State	24,683	17,201	23,701
Total current income taxes	113,979	55,248	105,153
Deferred income taxes:
Federal	(5,636)	35,141	(8,672)
State	1,976	7,474	1,985
Total deferred income taxes	(3,660)	42,615	(6,687)
Net amortization of investment credit	(2,564)	(2,611)	(2,637)
Total charge to utility operating expenses	107,755	95,252	95,829
Charged to other income and deductions:
Current income taxes:
Federal	(21,033)	(25,067)	(16,190)
State	(5,580)	(6,769)	(6,380)
Total current income taxes	(26,613)	(31,836)	(22,570)
Deferred income taxes:
Federal	360	179	182
State	95	46	52
Total deferred income taxes	455	225	234
Net credit to other income taxes	(26,158)	(31,611)	(22,336)
Total federal and state income tax provisions	$81,597	$63,641	$73,493

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2007	2006	2005

Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	6.8	7.5	6.7
Amortization of investment tax credits	(1.3)	(1.7)	(1.4)
Preferred dividends of subsidiary	0.6	0.7	0.6
Depreciation flow through and amortization	1.7	2.4	(0.4)
Manufacturers’ Production Deduction (Sec. 199)	(1.9)	(1.0)	(1.2)
Change in tax reserves	0.0	(2.3)(1)	(0.5)
Other - net	(0.8)	0.2	0.4
Effective tax rate	40.1%	40.8%	39.2%

(1)Includes (1.9)% related to the completion of the Internal Revenue Service examination in 2006.

The significant items comprising IPALCO’s net accumulated deferred tax liability recognized on the consolidated balance sheets as of December 31, 2007 and 2006, are as follows:

	2007	2006
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$517,527	$543,462
Regulatory assets recoverable through future rates	106,101	123,126
Other	7,102	5,432
Total deferred tax liabilities	630,730	672,020
Deferred tax assets:
Investment tax credit	7,297	8,336
Regulatory liabilities including ARO	184,477	175,759
Employee benefit plans	40,501	58,178
Other	7,650	4,108
Total deferred tax assets	239,925	246,382
Accumulated net deferred tax liability	390,805	425,638
Less: Current portion of deferred tax liability	(3,765)	-
Accumulated deferred income taxes - net	$394,570	$425,638

Accumulated deferred income taxes was decreased by $22.8 million on January 1, 2007 due to the implementation of FIN 48.

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

Employees’ Retirement Plan

Approximately 91% of IPL’s active employees are covered by the Defined Benefit Pension Plan; as well as, the Thrift Plan. The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 9% of active employees are covered by the AES Retirement Savings Plan. The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while IBEW physical bargaining unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but will receive an annual lump sum company contribution into the Thrift Plan. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee’s pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities. Benefit accrual was frozen for all non-union participants effective July 8, 2001. The non-union participants who had their benefit accrual frozen also were prohibited from making additional contributions to the Thrift Plan. These non-union employees became eligible to participate in the RSP.

In the fourth quarter of 2002, the non-union employees who had their defined benefit pension frozen on July 8, 2001 were given a one-time, irrevocable choice to either (1) continue as active participants in the RSP; or (2) return as active participants to the Defined Benefit Pension Plan and the Thrift Plan. Most of them chose to return as active participants to the Defined Benefit Pension Plan and the Thrift Plan.

Supplemental Retirement Plan

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified supplemental pension plan. The total number of participants in the plan as of December 31, 2007 is 32. The plan is closed to new participants.

Other Postretirement Benefits

IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 210 active employees and 209 retirees (including spouses) were receiving such benefits or entitled to future benefits as of December 31, 2007. The plan is unfunded.

The following tables present information relating to the Pension Plans which are combined and shown as pension benefits. The following tables also present information relating to other postretirement benefits:

	Pension benefits as of December 31,			Other postretirement benefits as of December 31,
	2007	2006		2007	2006
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at beginning Measurement Date (see below)	$522,667		$494,252	$10,502		$11,461
Service cost	5,886		5,544	1,321		1,446
Interest cost	28,608		28,003	580		635
Actuarial (gain) loss	(48,439)		18,374	(1,803)		747
Amendments (primarily increases in pension bands)	1,907		5,425	(185)		(2,716)
Benefits paid	(28,376)		(28,931)	(264)		(1,071)
Projected benefit obligation at ending Measurement Date	482,253		522,667	10,151		10,502
Change in plan assets:
Fair value of plan assets at beginning Measurement Date	399,678		353,396	-		-
Actual return on plan assets	32,317		38,011	-		-
Employer contributions	-		37,202	264		1,071
Benefits paid	(28,376)		(28,931)	(264)		(1,071)
Fair value of plan assets at ending Measurement Date	403,619		399,678	-		-
Funded status	$(78,634)		$(122,989)	$(10,151)		$(10,502)
Amounts recognized in the statement of financial position under SFAS 158:
Current liabilities	$-		$-	$(868)		$(1,038)
Noncurrent liabilities	(78,634)		(122,989)	(9,283)		(9,464)
Net amount recognized	$(78,634)		$(122,989)	$(10,151)		$(10,502)
Sources of change in regulatory assets(1):
Prior service cost (credit) arising during period	$1,907	$	NA	$(185)	$	NA
Net loss (gain) arising during period	(49,945)		NA	(1,803)		NA
Amortization of prior service (cost) credit	(2,747)		NA	(6)		NA
Amortization of gain (loss)	(5,636)		NA	-		NA
Total recognized in regulatory assets(1)	$(56,421)	$	NA	$(1,994)	$	NA
Total amounts included in accumulated other comprehensive income (loss)	NA(1)		NA(1)	NA(1)		NA(1)
Amounts included in regulatory assets and liabilities(1)
Net loss (gain)	$65,582		$121,163	$(1,379)		$424
Prior service cost (benefit)	24,007		24,848	(72)		119
Total amounts included in regulatory assets (liabilities)	$89,589		$146,011	$(1,451)		$543

(1)Accumulated Other Comprehensive Loss was reclassified to a Regulatory asset for December 31, 2006 (see the effect of adoption of SFAS 158, below). These are unrecognized amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid (accrued) benefit costs.

Effect of SFAS 158

SFAS 158 requires a portion of pension and other postretirement liabilities to be classified as current liabilities to the extent the following year’s expected benefit payments are in excess of the market value of plan assets. As each Pension Plan has assets with market values in excess of the following year’s expected benefit payments, no amounts have been classified as current. Therefore, the entire net amount recognized in IPALCO’s consolidated balance sheets of $78.6 million is classified as long-term. As there are no plan assets related to the other postretirement plan, the short term other postretirement liability is equal to the following year’s expected other postretirement benefit payment of $0.9 million, resulting in a long-term other postretirement liability of $9.3 million. Per SFAS 158, IPL has elected to change the Pension Plans’ measurement date from November 30 to December 31, effective December 31, 2008.

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2007	2006
	(In Thousands)
Accumulated benefit obligation	$482,253	$522,667
Plan assets	403,619	399,678
Accumulated benefit obligation in excess of plan assets	$78,634	$122,989

IPL’s total accumulated benefit obligation in excess of plan assets was $78.6 million as of December 31, 2007 ($77.4 million Defined Benefit Pension Plan and $1.2 million Supplemental Retirement Plan).

Pension Benefits and Expense

The 2007 actuarial gain of $48.4 million is primarily due to the increase in the discount rate that is used to value pension liabilities. The unrecognized net loss of $65.6 million above has arisen over time primarily due to the previous decline in long-term corporate bond rates (partially offset by the 2007 actuarial gain of $48.4 million) and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of participants, since SFAS 87, was adopted. Declining corporate bond rates (partially offset by the 2007 increase in bond rates) have caused the discount rate to decline, which in turn has increased the reported benefit obligation. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 12 years based on estimated demographic data as of December 31, 2007. The projected benefit obligation of $482.2 million, less the market value of assets of $403.6 million results in a funded status of ($78.6) million at December 31, 2007.

	Pension benefits for years ended December 31,
	2007	2006	2005
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$5,886	$5,544	$4,134
Interest cost	28,608	28,003	25,892
Expected return on plan assets	(30,811)	(27,726)	(26,365)
Amortization of transition asset	-	-	(1,272)
Amortization of prior service cost	2,747	2,466	1,737
Recognized actuarial loss	5,636	5,199	3,122
Total pension cost	12,066	13,486	7,248
Less: amounts capitalized	1,074	905	459
Amount charged to expense	$10,992	$12,581	$6,789

Discount rate - defined benefit pension plan and supplemental retirement plan	5.63%	5.81%	6.00%
Expected return on defined benefit pension plan assets	8.00%	8.00%	8.00%
Expected return on supplemental retirement plan assets	8.00%	8.00%	8.00%

Pension expense for the following year is determined as of November 30th based on the market value of the Pension Plans’ assets, the expected long-term rate of return on plan assets and a discount rate used to determine the projected benefit obligation . In establishing our expected long-term rate of return assumption, we consider historical returns, as well as, the expected future weighted-average returns for each asset class based on the target asset allocation. Our expected long-term rate of return on pension plan assets is based on our targeted asset allocation assumption of approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and alternative investment securities (hedge funds), respectively. For 2007, pension expense was determined using a discount rate of 5.63% and an assumed long-term rate of return on plan assets of 8.0%. As of the November 30, 2007 measurement date, IPL increased the discount rate from 5.63% to 6.49% and decreased the assumed long-term rate of return on plan assets from 8.0% to 7.75%. The effect on 2008 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($0.9 million) and $0.9 million, respectively. The effect on 2008 total pension expense of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is ($4.1 million) and $4.1 million, respectively.

Expected amortization

The estimated net loss and prior service cost for the Pension Plans that will be amortized from the regulatory asset into net periodic benefit cost over the 2008 plan year are $1.4 million and $2.9 million, respectively (Defined Benefit Pension Plan of $1.3 million and $2.9 million, respectively; and the Supplemental Retirement Plan of $0.1 million and $0.0 million, respectively).

Other Postretirement Benefits and Expense

	Other postretirement benefits for years ended December 31,
	2007	2006	2005
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,321	$1,447	$1,518
Interest cost	580	635	770
Amortization of prior service cost	6	685	942
Total pension cost	1,907	2,767	3,230
Less: amounts capitalized	170	186	205
Amount charged to expense	$1,737	$2,581	$3,025

Discount rate - Other postretirement benefit plan	5.81%	5.91%	6.00%
Expected return on Other postretirement benefit plan assets	NA	NA	NA

As of the November 30, 2007 measurement date, IPL increased the discount rate from 5.81% to 6.64%. The discount rate assumption affects the other postretirement expense determined for 2008. The effect on 2008 total other postretirement expense of a 25 basis point increase and decrease in the assumed discount rate is ($0.1 million) and $0.1 million, respectively.

Health Care Cost Trend Rates

For measurement purposes, we assumed an annual rate of increase in the per capita cost of covered medical care benefits of 7.5% for 2007, gradually declining to 5.0% in 2013 and remaining level thereafter. In addition, we assumed an annual rate of increase in the per capita cost of covered prescription drugs of 10.0% for 2007, gradually declining to 5.0% in 2014 and then remaining level.

Effect of Change in Health Care Cost Trend Rates

	2007	2006
	(In Thousands)
Effect on total service cost and interest cost components:
One-percentage point increase	$544	$581
One-percentage point decrease	$(399)	$(426)
Effect on year-end benefit obligation:
One-percentage point increase	$1,886	$1,992
One-percentage point decrease	$(1,432)	$(1,505)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug Act includes Medicare drug coverage that became effective on January 1, 2006. Current covered retirees are only eligible for coverage until age 55 (First Voluntary Early Retirement Program) or age 62 (Second and Third Voluntary Early Retirement Program). No current active participant will reach age 65 until 2010 and only 9 active participants will reach age 65 (and potentially qualify for a Medicate Part D subsidy) within the next 10 years. . IPL does not expect to qualify for significant subsidy under the Medicare Prescription Drug Act and, as a result, no projected subsidy was included in the actuarial valuation of the benefit obligation.

Expected amortization

The estimated net gain and prior service credit for the other postretirement plan that will be amortized from the regulatory liability into net periodic benefit cost over the 2008 plan year are $18,000 and $56,000, respectively.

Pension Funding

There were no contributions to the Pension Plans in 2007, but there were contributions of $37.2 million and $17.6 million in 2006 and 2005, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended, as well as targeted funding levels necessary to qualify under standards of the Pension Benefit Guaranty Corporation for exemption from certain administrative requirements. Management does not currently expect any of the pension assets to revert back to IPALCO during 2008.

IPL’s total underfunded pension liability was approximately $78.6 million as of December 31, 2007 ($77.4 million Defined Benefit Pension Plan liability; $1.2 million Supplemental Retirement Plan liability).

From a funding perspective, IPL’s funding target liability shortfall (per the Pension Protection Act of 2006 that became effective January 1, 2008) is estimated to be approximately $129 million as of January 1, 2008. IPL plans to fund a total of approximately $55 million during 2008 to reduce the target liability shortfall, of which $40 million is required to avoid the “at-risk” status provisions under the Pension Act. Under the Pension Act, the shortfall must be funded over 7 years starting in 2008. In addition, IPL must also contribute the normal (service) cost earned by active participants during the plan year. The service cost is currently about $5 million per year. Then, each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. The Pension Act contains special accelerated provisions for plans that are determined to be “at risk.” IPL plans to fund to levels to avoid the “at risk” status.

In addition to avoiding the “at-risk” status, IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes. IPL was not required and did not make any contributions into the Pension Plans during 2007.

The targeted investment allocations of the Pension Plans as of December 31, 2007 were approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and alternative investment securities (hedge funds), respectively. The targeted investment allocations of the Pension Plans as of December 31, 2006 were approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and hedge funds, respectively. The actual assets as of December 31, 2007 and 2006 were as follows (in thousands):

	2007	%	2006	%

Equity securities	$258,504	64%	$257,779	65%
Fixed income securities	98,591	25%	97,581	24%
Hedge Funds	29,624	7%	25,070	6%
Cash	16,900	4%	19,248	5%
Total assets	$403,619	100%	$399,678	100%

Benefit payments made from the Pension Plans for the years ended December 31, 2007 and 2006 were $28.4 million and $28.9 million respectively. Benefit payments made by IPL for other postretirement obligations were $0.3 million and $1.1 million respectively. Projected benefit payments are expected to be paid out of the respective plans as follows:

Year	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
2008	$30,139	$868
2009	29,511	698
2010	30,584	627
2011	30,895	530
2012	31,733	451
2013 through 2017 (in total)	172,188	1,782

Voluntary Early Retirement Programs

In conjunction with the AES Acquisition, IPL implemented three VERPs which offered eligible employees enhanced retirement benefits upon early retirement. Participation in the VERPs was accepted by 551 qualified employees, who elected actual retirement dates between March 1, 2001, and August 1, 2004. Additionally, we currently intend to provide postretirement medical and life insurance benefits to the retirees in the first VERP until age 55; at which time they will be eligible to receive similar benefits from the independent Voluntary Employees Beneficiary Association Trust. IPL reserves the right to modify or terminate any of the postretirement health care and life insurance benefits provided by IPL.

IPL also provides postretirement medical and life insurance benefits to the retirees in the second and third VERPs from their retirement until age 62. The additional cost was initially estimated to be $7.5 million to be amortized over 8 years. Due to plan changes effective January 1, 2007, an additional $2.7 million negative prior service cost base was created as of December 31, 2006. This prior service cost base reduces the unrecognized prior service cost for VERP II & III ($3.1 million as of December 31, 2006) to $0.4 million which is amortized over the remaining four years ($0.1 million per year). When those retirees reach age 62, they will be eligible for benefits from the VEBA Trust. Due to plan changes effective January 1, 2008, an additional $0.2 million negative prior service cost base was created as of December 31, 2007. This prior service cost base reduces the unrecognized prior service cost for VERP II & III ($0.3 million as of December 31, 2007) to $0.1 million which is amortized over the remaining three years. When those retirees reach age 62, they will be eligible for benefits from the VEBA Trust.

Defined Contribution Plans

All of IPL’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 91% of IPL’s active employees are covered by the Thrift Plan. The Thrift Plan is a qualified defined contribution plan. All union new hires are covered under the Thrift Plan.

 Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 4% of the participant’s base compensation, except for employees hired after October 20, 2000 who are members of the clerical-technical unit; and employees hired on or after December 19, 2005 who are members of the physical bargaining unit of the IBEW union, who are not eligible for postretirement health care benefits; whose contributions are matched up to 5% of their base compensation. In addition, as a result of the IBEW clerical-technical unit bargaining agreement ratified in March 2007, the IBEW clerical-technical union new hires will receive an annual lump sum Company contribution into the Thrift Plan. Employer contributions to the Thrift Plan were $2.6 million, $2.5 million and $2.4 million for 2007, 2006 and 2005, respectively.

The AES Retirement Savings Plan

Approximately 9% of IPL’s active employees are covered by the RSP. The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while union new hires are covered under the Thrift Plan. Participants elect to make contributions to the RSP based on a percentage of their taxable compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s taxable compensation. In addition, the RSP has a profit sharing component whereby IPL contributes a percentage of each employee’s annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board of Directors on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the RSP were $1.9 million, $1.8 million and $1.6 million for 2007, 2006 and 2005, respectively.

13. COMMITMENTS AND CONTINGENCIES

Commitments

Enterprises has entered into various long-term contracts, the most significant of which are for the purchase of fuel and related transportation and meter reading services. Purchases related to these obligations, which have remaining terms in excess of one year, for the years ended December 31, 2007, 2006 and 2005 were $188.1 million, $142.9 million and $168.3 million, respectively.  The table below sets forth the future purchase commitments related to these contracts as of December 31, 2007 for 2008 through 2012 and thereafter.

Year	Long-term Commitments
(In Thousands)
2008	$120,003
2009	120,159
2010	76,120
2011	55,151
2012	25,580
Thereafter	51,065
Total	$448,078

Legal

IPALCO and certain former officers and directors of IPALCO are defendants in a class action lawsuit under the Employee Retirement Income Security Act of 1974, as amended, filed in the U.S. District Court for the Southern District of Indiana, regarding matters arising from the acquisition of IPALCO by AES. The lawsuit was filed in 2002 and alleged breach of fiduciary duties with respect to shares held in IPL’s 401(k) thrift plan. A bench trial was held in February 2006 to determine whether there were any breaches of fiduciary duties. In March 2007 the court issued its judgment, finding for the defendants. In June 2007, the plaintiffs filed an appeal and in January 2008, the U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s findings.

As of December 31, 2007 and December 31, 2006, IPL was a defendant in approximately 114 pending lawsuits, alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant” in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

It is possible that material additional loss with regard to the asbestos lawsuits could be incurred. At this time, an estimate of additional loss cannot be made. IPL has settled a number of asbestos related lawsuits for amounts which, individually and in the aggregate, were not material to IPL or IPALCO’s financial position, results of operations, or cash flows. Historically, settlements paid on IPL’s behalf have been comprised of proceeds from one or more insurers along with comparatively smaller contributions by IPL. We are unable to estimate the number of, the effect of, or losses or range of loss which are reasonably possible from the pending lawsuits or any additional asbestos suits. Furthermore, we are unable to estimate the portion of a settlement amount, if any, that may be paid from any insurance coverage for any known or unknown claims. Accordingly, there is no assurance that the pending or any additional suits will not have a material adverse effect on IPALCO’s audited Consolidated Financial Statements.

Please see Note 2, “Regulatory Matters - Voluntary Employee Beneficiary Association Trust Complaint” for a discussion of VEBA Trust related legal proceedings.

In addition, IPALCO and IPL are involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome will not have a material adverse effect on IPALCO’s audited Consolidated Financial Statements.

Environmental

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure you, that we have been or will be at all times in full compliance with such laws, regulations and permits, however, we do not believe any currently open investigations will result in fines material to our results of operations or financial position.

Clean Coal Technology Filings

In 2002 and 2004, in response to petitions we filed, the IURC issued Orders approving expenditures for deployment of CCT. The 2002 Order approved the recovery of expenditures of approximately $260 million to install pollution control technology to reduce NOx emissions and recovery of the cost of NOx emissions allowances, when purchased to comply with environmental regulations restricting the emissions of NOx from IPL’s generating units used to serve IPL’s retail customers. The 2004 Order approved the recovery of up to $182 million of capital expenditures to install and/or upgrade pollution control technology to address required SO2 and mercury emissions reductions from our power plants and to reduce fine particulate pollution in the atmosphere. The IURC approved the ratemaking treatment applicable to qualified pollution control property to be recovered through an ECCRA. In addition, the Orders approved ratemaking treatment for such expenditures, including a return on the expenditures and recovery of depreciation and operation and maintenance expenses associated with these projects and granted IPL the authority to add the approved return on its environmental projects to IPL’s authorized annual jurisdictional net operating income in subsequent FAC proceedings. Finally, the Orders provided for the periodic review of IPL’s capital expenditures on these projects.

During 2005 and 2006, we filed, in three separate ECCRA petitions, requests for approval of $78.4 million of additional capital expenditures related to pollution control technology. These petitions were approved by the IURC. We believe these expenditures are necessary to reliably and economically achieve a level of emissions reductions that complies with the EPA’s NOx SIP, the federal CAIR and the Indiana CAMR.

In December 2007, IPL filed an updated Plan with the IURC, which provided estimated capital expenditures of approximately $102 million over the next three years to install and/or upgrade CCT to further reduce SO2 emissions at our Petersburg generating station and for mercury emissions monitoring equipment at each of our power plants. The Plan requests approval for ratemaking treatment applicable to qualified pollution control property to be recovered through an ECCRA, similar to that which IPL has received in previous environmental filings. Such treatment includes a return on the expenditures and recovery of depreciation expenses and operation and maintenance expenses associated with these projects. IPL has also requested to add the approved return on its environmental projects to its authorized annual jurisdictional net operating income in subsequent FAC proceedings. No assurance can be given at this time as to whether or not the Plan will be approved.

14. RELATED PARTY TRANSACTIONS

In 2003, IPL entered into a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. IPL is not self-insured. AES and other AES subsidiaries also participate in this program.  IPL pays premiums for a policy that is written and administered by a third party insurance company. The premiums paid to this third party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by the third party administrator. This trust fund pays aggregate claims up to $20 million. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence. The cost to IPL of coverage under this program was approximately $3.3 million, $3.1 million, and $2.8 million in 2007, 2006, and 2005, respectively, and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2007 and 2006, we had prepaid approximately $1.6 million and $1.7 million, respectively, which is recorded in Prepayments and other current assets on the accompanying consolidated balance sheets.

In 2004, IPL entered into an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits, in which AES and other AES subsidiaries also participate. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. Health insurance costs have risen significantly during the last few years. We believe that, though our insurance costs will likely continue to rise, cost savings can be realized through participation in this group benefits program with AES. The cost of coverage under this program, which began August 1, 2004, was approximately $20.5 million, $19.4 million and $19.2 million in 2007, 2006 and 2005, respectively and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2007 we had prepaid approximately $1.9 million for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying consolidated balance sheets. As of December 31, 2006, we had no prepaid coverage under this plan.

In the third quarter of 2006, IPL purchased from a wholly-owned subsidiary of AES, 3,200 SO2 vintage 2006 air emissions allowances at current market prices, totaling $2.0 million.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.  IPALCO had estimated income tax payments in excess of estimated year-end liabilities which were applied to the following year’s income tax liabilities under this agreement of $7.0 million and $8.6 million as of December 31, 2007, and December 31, 2006, respectively.

Long-term Compensation Plan

During 2007 and 2006, most of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. Benefits under this plan are granted in the form of performance units payable in cash, AES restricted stock units and options to purchase shares of AES common stock. All three of such components granted to non-union employees of IPL vest in thirds over a three-year period and the terms of the AES restricted stock units also include a five-year minimum holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during each of 2007 and 2006 was $3.0 million, and was included in Other Operating Expenses on IPALCO’s consolidated statements of income. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPALCO’s consolidated balance sheets in accordance with SFAS 148.

See also The AES Retirement Savings Plan included in Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO for a description of benefits awarded to IPL employees by AES under the RSP.

15. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. Enterprises’ reportable business segments are electric and “all other.” The “all other” category primarily includes the IPALCO’s Senior Secured Notes, approximately $1.7 million and $0.9 million of nonutility cash and cash equivalents, as of December 31, 2007 and 2006 respectively; short-term and long-term nonutility investments (including EnerTech) of $11.5 million and $10.6 million at December 31, 2007 and 2006, respectively; and income taxes and interest related to those items. There was no utility operating income other than the activities of IPL during the periods covered by this report. Nonutility assets represented less than 1% of IPALCO’s total assets as of December 31, 2007 and 2006 and there were no nonutility capital expenditures during the years ended December 31, 2007, 2006 and 2005. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

16. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2007 and 2006, by quarter, are as follows:

	2007
	March 31	June 30	September 30	December 31
	(In Thousands)
Utility operating revenue	$262,637	$258,430	$274,327	$257,233
Utility operating income	53,144	51,358	56,937	48,979
Net income	30,915	30,044	34,658	26,499

	2006
	March 31	June 30	September 30	December 31
	(In Thousands)
Utility operating revenue	$255,616	$250,907	$273,058	$252,470
Utility operating income	44,092	37,288	54,260	43,863
Net income	24,390	17,581	30,544	19,901

The quarterly figures reflect seasonal and weather-related fluctuations that are normal to IPL’s operations.

**********

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of
Indianapolis Power & Light Company
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheets of Indianapolis Power & Light Company (the “Company”) as of December 31, 2007 and 2006, and the related statements of income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Indianapolis Power & Light Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Notes 3 and 11 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  In addition, as discussed in Note 12 to the consolidated financial statements, the Company adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R, which changed the method of accounting for and the disclosures regarding pension and postretirement benefits.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
March 24, 2008

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in the Financial Statements and Supplementary Data:

AES	The AES Corporation
ARO	Asset Retirement Obligations
ASM	Ancillary Services Market
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCT	Clean Coal Technology
CO2	Carbon Dioxide
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand-Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Charges
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	Financial Accounting Standards Board Interpretation
FIN 47	Financial Accounting Standards Board Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143”
FIN 48	Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”
GAAP	Accounting Principles Generally Accepted in the United States of America
IBEW	International Brotherhood of Electrical Workers
IPALCO	IPALCO Enterprises, Inc.
IPALCO’s Senior Secured Notes	$375 million of 8.375% and $375 million of 8.625% Senior Secured Notes due November 14, 2008 and November 14, 2011, respectively
IPL	Indianapolis Power & Light Company
IPL Funding	IPL Funding Corporation
IURC	Indiana Utility Regulatory Commission
Medicare Prescription Drug Act	Medicare Prescription Drug, Improvement and Modernization Act of 2003
Mid-America	Mid-America Capital Resources, Inc
Midwest ISO	Midwest Independent Transmission System Operator, Inc.
NOx	Nitrogen Oxides
Pension Act	Pension Protection Act of 2006
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
QPAI	Qualifying Production Activity Income
RSG	Revenue Sufficiency Guarantee
RSP	The AES Retirement Savings Plan
SFAS	Statement of Financial Accounting Standards
SFAS 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effect of Certain Types of Regulation”
SFAS 87	Statement of Financial Accounting Standards No. 87 “Employers’ Accounting for Pension”
SFAS 109	Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”
SFAS 133	Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives”
SFAS 143	Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations”
SFAS 148	Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”
SFAS 157	Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”
SFAS 158	Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R”
SFAS 159	Statement of Financial Accounting Standards No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”
SIP	State Implementation Plan
SO2	Sulfur Dioxide
S&P	Standard & Poors
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company
VEBA Trust	Voluntary Employee Beneficiary Association Trust
VERP	Voluntary Early Retirement Program
VERP I	First Voluntary Early Retirement Program
VERP II & III	Second and Third Voluntary Early Retirement Program

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	2007	2006	2005

UTILITY OPERATING REVENUES	$1,052,627	$1,032,051	$951,079

UTILITY OPERATING EXPENSES:
Operation:
Fuel	237,154	269,692	179,862
Other operating expenses	172,571	181,455	161,331
Power purchased	57,565	39,788	51,689
Maintenance	84,859	92,325	82,113
Depreciation and amortization	140,944	136,504	135,854
Taxes other than income taxes	41,361	37,532	35,673
Income taxes - net	107,755	95,252	95,829
Total utility operating expenses	842,209	852,548	742,351
UTILITY OPERATING INCOME	210,418	179,503	208,728

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	3,747	2,733	2,257
Miscellaneous income and (deductions) - net	(437)	(1,149)	(2,158)
Income tax benefit - net	809	5,040	939
Total other income and (deductions) - net	4,119	6,624	1,038

INTEREST AND OTHER CHARGES:
Interest on long-term debt	50,396	48,427	47,902
Other interest	1,837	4,048	752
Allowance for borrowed funds used during construction	(3,698)	(2,617)	(1,389)
Amortization of redemption premiums and expense on debt	1,736	1,924	1,702
Total interest and other charges-net	50,271	51,782	48,969

NET INCOME	164,266	134,345	160,797

PREFERRED DIVIDEND REQUIREMENTS	3,213	3,213	3,213

INCOME APPLICABLE TO COMMON STOCK	$161,053	$131,132	$157,584

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2007 and 2006
(In Thousands)

	2007	2006
ASSETS
UTILITY PLANT:
Utility plant in service	$3,849,648	$3,578,525
Less accumulated depreciation	1,572,684	1,485,459
Utility plant in service - net	2,276,964	2,093,066
Construction work in progress	68,678	152,801
Spare parts inventory	1,173	1,587
Property held for future use	591	591
Utility plant - net	2,347,406	2,248,045

OTHER ASSETS:
At cost, less accumulated depreciation	1,727	1,846

CURRENT ASSETS:
Cash and cash equivalents	6,032	7,730
Restricted cash	-	31,720
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $1,882 and $1,802, respectively)	70,314	67,791
Receivable due from parent	332	122
Fuel - at average cost	22,326	30,589
Materials and supplies - at average cost	53,387	53,045
Net income tax refunds receivable	7,217	-
Deferred tax asset - current	4,461	-
Regulatory assets	20,571	4,508
Prepayments and other current assets	9,746	6,426
Total current assets	194,386	201,931

DEFERRED DEBITS:
Regulatory assets	265,394	320,413
Miscellaneous	17,644	13,949
Total deferred debits	283,038	334,362
TOTAL	$2,826,557	$2,786,184

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s equity:
Common Stock	$324,537	$324,537
Premium on 4% cumulative preferred stock	-	2,642
Paid in capital	8,636	3,396
Retained earnings	400,147	356,293
Total common shareholder’s equity	733,320	686,868
Cumulative preferred stock of subsidiary	59,784	59,135
Long-term debt	896,558	731,516
Total capitalization	1,689,662	1,477,519

CURRENT LIABILITIES:
Line of credit and current portion of long-term debt	1,000	155,000
Accounts payable	58,187	51,898
Accrued expenses	23,984	22,443
Accrued real estate and personal property taxes	20,278	15,908
Accrued income taxes	-	746
Accrued interest	15,710	17,916
Customer deposits	16,042	14,446
Other current liabilities	10,031	9,749
Total current liabilities	145,232	288,106

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Accumulated deferred income taxes - net	393,419	424,222
Non-current income tax liability	23,759	-
Regulatory liabilities	445,072	422,269
Unamortized investment tax credit	17,652	20,216
Accrued pension and other postretirement benefits	89,368	132,453
Miscellaneous	22,393	21,399
Total deferred credits and other long-term liabilities	991,663	1,020,559

COMMITMENTS AND CONTINGENCIES (Note 13)
TOTAL	$2,826,557	$2,786,184

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	2007	2006	2005

CASH FLOWS FROM OPERATIONS:
Net income	$164,266	$134,345	$160,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,176	133,970	132,023
Amortization of regulatory assets	1,810	4,488	5,584
Deferred income taxes and investment tax credit adjustments - net	(6,201)	39,827	(9,219)
Emissions allowance expense	2,227	15,536	9,834
Gains on sales and exchange of environmental emissions allowances	(655)	(4,690)	(2,191)
Allowance for equity funds used during construction	(3,656)	(2,733)	(2,257)
Change in certain assets and liabilities:
Accounts receivable	(2,733)	(3,792)	(7,850)
Fuel, materials and supplies	7,921	(8,923)	(4,992)
Income taxes receivable or payable	(7,226)	10,048	(17,783)
Accounts payable and accrued expenses	5,236	4,189	10,580
Accrued real estate and personal property taxes	4,369	68	3
Accrued interest	(2,206)	(435)	(1,338)
Pension and other postretirement benefit expenses	(43,085)	(22,005)	(10,831)
Short-term and long-term regulatory assets and liabilities	27,004	19,884	(54,269)
Other - net	2,696	1,053	7,285
Net cash provided by operating activities	291,943	320,830	215,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(201,060)	(195,009)	(112,207)
Decrease (Increase) in restricted cash	32,700	(30,744)	-
Purchase of environmental emissions allowances	(2,743)	(16,649)	(5,908)
Purchase of short-term investments	(518,720)	(4,600)	(725,909)
Proceeds from sales and maturities of short-term investments	519,389	4,600	736,359
Proceeds from sales of assets	672	1,190	1,028
Other	(11,187)	(6,976)	(4,468)
Net cash used in investing activities	(180,949)	(248,188)	(111,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (paydowns) - net	(74,000)	22,700	52,300
Long-term borrowings	164,985	257,781	71,850
Retirement of long-term debt	(80,000)	(201,450)	(71,850)
Dividends on common stock	(117,637)	(140,292)	(149,497)
Dividends on preferred stock	(3,213)	(4,017)	(2,410)
Other	(2,827)	(5,077)	(2,159)
Net cash used in financing activities	(112,692)	(70,355)	(101,766)
Net change in cash and cash equivalents	(1,698)	2,287	2,505
Cash and cash equivalents at beginning of period	7,730	5,443	2,938
Cash and cash equivalents at end of period	$6,032	$7,730	$5,443

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$53,834	$50,293	$49,059
Income taxes	$117,933	$40,508	$121,885

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARIES
Consolidated Statements of Common Shareholder’s Equity
For the Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	Common Stock	Premium and Net Gain on Preferred Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
2005
Beginning balance	$324,537	$2,642	$791	$357,366	$(51,326)	$634,010
Comprehensive Income (Loss):
Net income				160,797		160,797
Other comprehensive income (loss):
Minimum pension liability adjustment, net of income taxes of $15,831					(23,234)	(23,234)
Adjust financial instruments to fair market value, net of income taxes of $(137)					201	201
Total Comprehensive Income						137,764

Cash dividends declared - common stock				(149,497)		(149,497)
Cash dividends declared - cumulative preferred stock				(3,213)		(3,213)
Contributions from IPALCO			1,228			1,228
Balance at December 31, 2005	$324,537	$2,642	$2,019	$365,453	$(74,359)	$620,292
2006
Comprehensive Income (Loss):
Net income				134,345		134,345
Other comprehensive income (loss):
Interest rate swap adjustment, net of income taxes of $(2,737)					4,017	4,017
Minimum pension liability adjustment, net of income taxes of $1,171					(1,719)	(1,719)
Total Comprehensive Income						136,643

Adoption of SFAS 158, net of income taxes of $(49,101)					72,061	72,061
Cash dividends declared - common stock				(140,292)		(140,292)
Cash dividends declared - cumulative preferred stock				(3,213)		(3,213)
Contributions from IPALCO			1,377			1,377
Balance at December 31, 2006	$324,537	$2,642	$3,396	$356,293	$-	$686,868
2007
Comprehensive Income:
Net income				164,266		164,266
Total Comprehensive Income						164,266

Reclassified to Paid in Capital		(1,993)	1,993			-
Reclassified to Cummulative Preferred Stock		(649)				(649)
Adjustment for the adoption of FIN 48				438		438
Cash dividends declared - common stock				(117,637)		(117,637)
Cash dividends declared - cumulative preferred stock				(3,213)		(3,213)
Contributions from IPALCO			3,247			3,247
Balance at December 31, 2007	$324,537	$-	$8,636	$400,147	$-	$733,320

See notes to consolidated financial statements

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2007, 2006 and 2005

1. ORGANIZATION

Indianapolis Power & Light Company was incorporated under the laws of the state of Indiana. All of the outstanding common stock of IPL is owned by IPALCO Enterprises, Inc. IPALCO is a wholly-owned subsidiary of the AES Corporation. IPALCO was acquired by AES in March 2001. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 465,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited combustion turbine that are all used for generating electricity. IPL’s net electric generation capability for winter is 3,492 MW and net summer capability is 3,353 MW.

IPL Funding Corporation is a special-purpose entity and a wholly owned subsidiary of IPL and is included in the audited Consolidated Financial Statements of IPL. IPL formed IPL Funding in 1996 to sell, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL to the Purchasers in exchange for cash (see Sales of Accounts Receivable in Note 3, “Summary of Significant Accounting Policies.”)

2. Regulatory Matters

General

IPL is subject to regulation by the Indiana Utility Regulatory Commission as to its services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, retail rates and charges, the issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of public utility properties or securities and certain other matters.

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

IPL is also affected by the regulatory jurisdiction of the U.S. Environmental Protection Agency at the federal level, and the Indiana Department of Environmental Management at the state level. Other significant regulatory agencies affecting IPL include, but are not limited to, North American Electric Reliability Corporation, the U.S. Department of Labor and the Indiana Occupational Safety and Health Administration.

Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income

IPL may apply to the IURC for a change in IPL’s fuel charge every three months to recover IPL’s estimated fuel costs, including the fuel portion of purchased power costs, which may be above or below the levels included in IPL’s basic rates and charges. IPL must present evidence in each FAC proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power, or both, so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible.

Independent of the IURC’s ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in FAC. Additionally, customer refunds may result if a utility’s rolling twelve month operating income, determined at quarterly measurement dates, exceeds a utility’s authorized annual jurisdictional net operating income and there are not sufficient applicable cumulative net operating income deficiencies against which the excess rolling twelve month jurisdictional net operating income can be offset. In such a circumstance, the required customer refund for the quarterly measurement period is calculated to be the lesser of one-fourth of the excess annual jurisdictional net operating income in that FAC application, grossed up for federal and state taxes or one-fourth of the cumulative net operating income deficiencies and excesses for the applicable period grossed up for federal and state taxes.

IPL’s authorized annual jurisdictional net operating income, for purposes of the quarterly operating income tests, attendant on its FAC proceedings, is $163.0 million, as established in its last basic rate case, plus additional returns authorized in the Environmental Compliance Cost Recovery Adjustment filings of $22.9 million for the most recently approved FAC filing for the period ending October 31, 2007. Prior to 2006, earnings from certain of IPL’s customers who participated in IPL’s alternative regulatory plan known as Elect Plan were excluded from the quarterly operating income test pursuant to a series of IURC Orders. The Elect Plan, approved by the IURC as an alternative regulatory plan, has expired and earnings from all of IPL’s retail customers are now reflected in the FAC quarterly operating income tests. Additionally, during 2007, the summer weather in IPL’s service territory was unusually hot, which along with other factors led to higher than usual earnings. In IPL’s three most recently approved FAC filings, the IURC found that its rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income by $24.6 million for the twelve months ended October 31, 2007; by $22.5 million for the twelve months ended July 31, 2007; and by $3.8 million for the twelve months ended April 30, 2007. In addition, in IPL’s March 24, 2008 FAC filing, which has not yet been approved by the IURC, IPL’s rolling annual jurisdictional retail electric net operating income was calculated to be greater than the authorized annual jurisdictional net operating income by $23.5 million for the twelve months ended January 31, 2008. Because IPL has a cumulative net operating income deficiency, it has not been required to make customer refunds in its FAC proceedings, however, even though it has a cumulative net operating income deficiency, the IURC may still review IPL’s basic rates and charges on a prospective basis at any time IURC chooses.

In December 2007, IPL received a letter from the staff of the IURC requesting information relevant to IURC’s periodic review of IPL’s basic rates and charges and IPL subsequently provided information to the staff. Since IPL’s cumulative net operating income deficiency (described above) requires no customer refunds, the IURC staff was concerned that the higher than usual 2007 earnings may continue in the future. In an effort to allay staff’s concerns, IPL proposed in its March 24, 2008 FAC filing a prospective one-time credit to customers totaling $30 million. If approved, the credit will provide an offset against fuel charges customers would otherwise pay in the billing months of June, July and August of 2008. Consistent with this proposal, IPL recorded a $30 million contingent liability in March 2008 with a corresponding reduction against revenues. It is not clear what action, if any, the IURC staff will recommend as a result of its periodic review of IPL’s basic rates and charges.

In IPL’s March 2006 FAC proceeding (FAC 71), a consumer advocacy group representing some of IPL’s industrial customers requested that a sub-docket be established. IPL and the customer group entered into an agreement regarding the scope of the sub-docket which agreement was approved by the IURC in its May 2006 order in IPL’s FAC 71 proceeding. The agreement defines the scope of the sub-docket as “any issue related to FAC 71” and includes illustrative examples including: review of the Midwest ISO components of the cost of fuel, review of projection of Midwest ISO components of the cost of fuel, review of IPL’s generation offer and demand bid practices, review of allocation of fuel and other costs, review of compliance with IC 8-1-2-42(d) and review of IPL’s Elect Plan, all as they relate to FAC 71 only. Because of the uncertain outcome of the FAC 71 subdocket, the IURC Orders in IPL’s FAC 71 proceeding and subsequent FAC proceedings (through December 2007 proceeding, FAC 78) approved IPL’s FAC factors on an interim basis, subject to refund. To date, no procedural schedule for this sub-docket has been established. The IURC’s February 2008 Order in IPL’s FAC 78 proceeding also set IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of the FERC proceeding regarding Revenue Sufficiency Guarantee Second Pass charges and any subsequent appeals or future order of the IURC. We cannot predict what refunds, if any, may be required, or for what period of time.

Purchased power costs below an established benchmark are presumed to be recoverable fuel costs. IPL’s current benchmark under a settlement agreement with the IURC expires April 30, 2008. In December 2007, IPL filed with the IURC a joint petition along with another Indiana utility and the Indiana Office of Utility Consumer Counselor requesting a new settlement mechanism for the recovery of fuel costs in the cost of purchased electricity. A final order is expected during the second quarter of 2008, but we can give no assurance that the IURC will approve the petition as filed. The current agreement compares hourly purchased power costs to a monthly standard. The new settlement agreement compares hourly purchased power costs to a daily benchmark to better reflect changes in natural gas prices that occur throughout the month. We believe changes in natural gas prices typically influence the price at which we can purchase power. Therefore, we believe that the benchmark will more closely track fluctuations in purchased power prices. Purchased power costs over the benchmark not recovered from our customers have not had a material impact on our results of operations or financial condition to date.

Environmental Compliance Cost Recovery Adjustment

IPL’s ECCRA allows it to recover the costs, including a return, associated with certain expenditures on qualifying environmental compliance control facilities. The IURC approved the use of Clean Coal Technology, which constitutes qualified pollution control property, as defined in Ind. Code section 8-1-2-6.6, that allows IPL to meet the NOx and SO2 emission limits imposed pursuant to the EPA’s NOx State Implementation Plan and the requirements under the federal Clean Air Interstate Rule and the Indiana Clean Air Mercury Rule. A return on the expenditures in IPL’s CCT projects is included in the ratemaking treatment. IPL may add the approved return on its CCT projects to its net operating income authorized by the IURC for purposes of annual operating income test requirements in subsequent FAC proceedings. The additional amount of return will be dependent on the cumulative amount of CCT expenditures that has been made at the time IPL files with the IURC for ratemaking treatment on such CCT projects. Such filings are made at intervals of no more often than once every six months.

Federal Energy Regulatory Commission - Midwest ISO

General

IPL is a member of the Midwest ISO. Midwest ISO serves as the third-party operator of IPL’s transmission system and runs the day-ahead and real-time Energy Market for its members. Midwest ISO policies are developed through a stakeholder process in which IPL is an active participant. IPL focuses its participation in this process primarily on items that could impact its customers and its results of operations. Additionally, IPL attempts to influence Midwest ISO policy by filing comments with FERC.

Midwest ISO’s Energy and Ancillary Services Markets Tariff

As a member of the Midwest ISO, IPL must comply with the Midwest ISO Tariff. The tariff has been amended from time to time to cover expansions of Midwest ISO’s operations. The tariff originally covered only transmission, but was amended to include terms and conditions of the Energy Market that was launched in April 2005. The tariff has once again been amended to include market design changes to implement the next phase of Midwest ISO operations, which is the ASM that is intended to be launched on September 9, 2008. Ancillary services are services required to reliably deliver electric power, and include such things as reactive power, operating reserves, and frequency control. Traditionally, each utility was required to provide these services themselves or purchase them from a third party. The intent of the ASM is to integrate the buying and selling of ancillary services with the existing Energy Market, thus providing greater efficiency in the delivery of these services and lower costs.

FERC has accepted the Midwest ISO’s proposed tariff changes required to implement the ASM. In January 2008, IPL and other investor-owned Indiana utilities operating in the Midwest ISO filed a joint petition requesting the IURC to issue an order approving operational changes necessary for joint petitioners to accommodate the ASM, and to determine the precise manner and timing of recovery or crediting of jurisdictional charges and revenues associated with the Midwest ISO ASM. The IURC proceeding is pending and we cannot predict the outcome at this time.

FERC Open Access Transmission Tariff

In February 2007, FERC issued Order No. 890, its final rule amending the pro-forma Open Access Transmission Tariff adopted in 1996 by Order No. 888. FERC also issued Order No. 890-A in December 2007, which, for the most part, affirmed Order No. 890. While we continue to analyze the effect of this new rule, our preliminary analysis suggests that it will have little impact on day-to-day operations.

Midwest ISO Real Time Revenue Sufficiency Guarantee

In April 2007, the Midwest ISO proposed a change that has been implemented to the calculation of the RSG First Pass charge. The Midwest ISO collects RSG First Pass charges from market participants that cause additional generation to be dispatched that do not recover their production costs from the energy market. This new calculation under collects the necessary RSG First Pass charge and requires companies like us to be charged a RSG Second Pass distribution socialized cost to compensate for the under collection. However, the Midwest ISO’s revised RSG methodology affects us and other Load Serving Entities on both a retroactive and prospective basis. This could impact future Midwest ISO billings related to previous periods. However, we would seek recovery for such costs through FAC proceedings. We and several other Midwest ISO companies have intervened at FERC regarding the revised methodology and charge. In addition, other Midwest ISO members have appealed in the U.S. Court of Appeals for the District of Columbia Circuit to attempt to address this issue in parallel with the FERC proceeding. In March 2008, the Midwest ISO filed an alternative mechanism for allocating RSG charges and credits that attempts to correct the existing RSG under collection and allocate RSG charges on more of a cost causation basis.  However, the Midwest ISO has asked FERC to delay the implementation until aspects of the ASM, recently accepted by FERC, can be incorporated. Because the RSG issue is still pending at FERC and in the U.S. Court of Appeals, we cannot predict the outcome of the federal proceedings and the impact on our operations.

Customer Choice Programs

During 1998, through its Elect Plan, IPL started offering customers with less than 2,000 kilowatts of demand an opportunity to choose from optional payment or service products. Through the Elect Plan, the IURC declined to exercise its jurisdiction in part over IPL’s customers who voluntarily selected service under this plan. The Elect Plan expired on December 31, 2006, with the exception of the Green Power option. In August 2006, IPL filed a petition with the IURC in which IPL sought approval for a new customer choice plan called Empower, which was proposed to replace Elect Plan. IPL was unable to reach an agreement with all parties regarding Empower and IPL withdrew this petition and it was dismissed by the IURC. As a result of the expiration of Elect Plan and the withdrawal of Empower, net operating income from customers that previously participated in Elect Plan programs is now included in IPL’s authorized jurisdictional net operating income calculation.

In June 2007, IPL received IURC approval to offer Green Power as a tariff rate in order to continue to provide this customer option without interruption. In addition, IPL received approval in July 2007 of a petition requesting an extension of the existing Demand-Side Management programs until June 30, 2009. DSM programs promote customer energy efficiency and encourage energy conservation. In that proceeding, we also agreed to conduct a DSM market potential study, which is to be completed by January 2009.

Voluntary Employee Beneficiary Association Trust Complaint

In November 2007, the International Brotherhood of Electrical Workers, Local Union No. 1395, and sixteen individual retirees, (the “Complainants”), filed a complaint at the IURC seeking enforcement of their interpretation of the 1995 final order and associated settlement agreement resolving IPL’s basic rate case. The Complainants are requesting that the IURC conduct an investigation of IPL’s failure to fund the VEBA Trust, at a level of approximately $19 million per year. The VEBA Trust was spun off to an independent trustee in 2001. The complaint seeks an IURC order requiring IPL to make contributions to place the VEBA Trust in the financial position in which allegedly it would have been had IPL not ceased making annual contributions to the VEBA Trust after its spin off. The Complaint also seeks an IURC order requiring IPL to resume making annual contributions to the VEBA Trust. IPL filed a motion to dismiss and both parties are seeking summary judgment in the IURC proceeding. To date, no procedural schedule for this proceeding has been established. IPL believes it has meritorious defenses to the Complainants’ claims and it will assert them vigorously in response to the complaint; however, there can be no assurances that it will be successful in its efforts.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

IPL’s consolidated financial statements are prepared in accordance with GAAP and in conjunction with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of IPL and its unregulated subsidiary, IPL Funding. All intercompany items have been eliminated in consolidation.

Use of Management Estimates

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

Regulation

The retail utility operations of IPL are subject to the jurisdiction of the IURC. IPL’s wholesale power transactions are subject to the jurisdiction of the FERC. These agencies regulate IPL’s utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are based on GAAP, including the provisions of Statement of Financial Accounting Standards No. 71, which gives recognition to the ratemaking and accounting practices of these agencies. See also Note 7, “Regulatory Assets and Liabilities” for a discussion of specific regulatory assets and liabilities.

Revenues

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, IPL uses complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, IPL estimates line losses on a monthly basis. At December 31, 2007 and 2006, customer accounts receivable include unbilled energy revenues of $42.0 million and $41.8 million on a base of annual revenue of $1.1 billion and $1.0 billion, respectively.

IPL’s basic rates include a provision for fuel costs as established in IPL’s most recent rate proceeding. IPL is permitted to recover actual costs of purchased power and fuel consumed, subject to certain restrictions. This is accomplished through quarterly FAC proceedings, in which IPL estimates the amount of fuel and purchased power costs in future periods. Through these proceedings, IPL is also permitted to recover, in future rates, underestimated fuel and purchased power costs from prior periods, subject to certain restrictions, and therefore the over or underestimated costs are deferred or accrued and amortized into fuel expense in the same period that IPL’s rates are adjusted.

In the Midwest ISO market, IPL offers its generation and bids its demand into the market on an hourly basis. The Midwest ISO settles these hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. The Midwest ISO evaluates the market participants’ energy offers and demand bids to economically and reliably dispatch the entire Midwest ISO system on a five-minute basis. IPL accounts for these hourly offers and bids, on a net basis, in UTILITY OPERATING REVENUES when in a net selling position and in UTILITY OPERATING EXPENSES - Power Purchased when in a net purchasing position.

Contingencies

IPL accrues for loss contingencies when the amount of the loss is probable and estimable. IPL is subject to various environmental regulations, and is involved in certain legal proceedings. If IPL’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on IPL’s operating results and financial condition.

Concentrations of Risk

Substantially all of IPL’s customers are located within the Indianapolis area. In addition, approximately 65% of IPL’s full-time employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL’s current contract with the physical unit expires on December 8, 2008 and the contract with the clerical-technical unit expires February 14, 2011. In addition, more than half of IPL’s contracted coal is from one supplier. IPL has entered into three long-term contracts with this supplier, which employs non-unionized labor, for the provision of coal from three separate mines.

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 8.4%, 8.6%, and 9.1% during 2007, 2006, and 2005, respectively.

Utility Plant and Depreciation

Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.8% during 2007, 2006, and 2005.

Derivatives

IPL has only limited involvement with derivative financial instruments and does not use them for trading purposes. IPL accounts for its derivatives in accordance with SFAS 133, as amended. IPL has one interest rate swap agreement, which is recognized on the consolidated balance sheets at its estimated fair value as a liability of approximately $6.5 million. IPL entered into this agreement as a means of managing the interest rate exposure on a $40 million unsecured variable-rate debt instrument. In accordance with SFAS 71, IPL recognized a regulatory asset equal to the value of the interest rate swap, which is adjusted as that fair value changes. The settlement amounts from the swap agreement are reported in the financial statements as a component of interest expense. Management uses standard market conventions to determine the fair value of the interest rate swap

In addition, IPL has entered into contracts involving the physical delivery of energy and fuel. Because these contracts qualify for the normal purchases and sales scope exception in SFAS 133, IPL has elected to account for them as accrual contracts, which are not adjusted for changes in fair value, in accordance with SFAS 133.

Fuel, Materials and Supplies

We maintain coal, fuel oil, materials and supplies inventories for use in the production of electricity.  These inventories are accounted for at the lower of cost or market, using the average cost.

Emissions Allowances

IPL uses environmental air emissions allowances to meet standards set forth by the EPA related to emission of SO2 and NOx gases. IPL accounts for environmental air emissions allowances as intangible assets and records expenses for allowances using a First In First Out method. The total book value of SO2 and NOx emissions allowances, included in MISCELLANEOUS DEFERRED DEBITS on the accompanying consolidated balance sheets, as of December 31, 2007 and December 31, 2006 was $0.4 million.

Income Taxes

IPL includes any applicable interest and penalties related to income tax deficiencies or overpayments in the provision for income taxes in its consolidated statements of income. The income tax provision includes gross interest income of $0.6 million and $7.3 million for the years ended December 31, 2007 and December 31, 2006, respectively.

Deferred taxes are provided for all significant temporary differences between book and taxable income. The effects of income taxes are measured based on enacted laws and rates. Such differences include the use of accelerated depreciation methods for tax purposes, the use of different book and tax depreciable lives, rates and in-service dates and the accelerated tax amortization of pollution control facilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting basis of assets and liabilities. Those income taxes payable which are includable in allowable costs for ratemaking purposes in future years are recorded as regulatory assets with a corresponding deferred tax liability. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment. Contingent liabilities related to income taxes are recorded in accordance with Financial Accounting Standards Board Interpretation No. 48.

Cash and Cash Equivalents

IPL considers all highly liquid investments purchased with original maturities of 90 days or less at the date of acquisition to be cash equivalents.

Short-term Investments

Our short-term investments consist primarily of various financial instruments, such as taxable and tax-exempt debt securities. We actively invest a portion of our available cash balances in such instruments. These instruments feature daily and seven day notice put options which allow for the redemption of the investments at their face amounts plus earned income, and 7, 28, and 35 day auctions which allow for the redemption of the investments at their face amounts plus earned income at each successful auction.  Due to failed auctions in the auction market, we continue to analyze current credit market conditions and invest in such instruments as appropriate to ensure liquidity. Even though these securities frequently have stated maturities of 20 years or more, since we intend to sell these instruments within one year or less, they are classified as CURRENT ASSETS. Purchases and sales of securities are presented on a gross basis within Cash Flows from Investing Activities in the accompanying audited Consolidated Statements of Cash Flows. As of December 31, 2007 and 2006, IPL did not have any short-term investments.

New Accounting Pronouncements

FIN 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”

In July 2006, the Financial Accounting Standards Board issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. The interpretation prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

IPL adopted the provisions of FIN 48 on January 1, 2007. Under FIN 48, IPL must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of IPL’s reassessment of its tax positions in accordance with FIN 48 did not have a material effect on the results of operations, financial condition or liquidity. See Note 11, “Income Taxes.”

SFAS. 157 “Fair Value Measurements”

In September 2006, the FASB released SFAS 157 to define fair value, establish a framework for measuring fair value in accordance with GAAP, and expand disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Management does not believe SFAS 157 will have a material impact on our results of operations or financial position.

In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for such items for IPL will be January 1, 2009. The delay is intended to allow FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157.

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities”

In February 2007, the FASB issued SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for IPL beginning in 2008, but early adoption is permitted. IPL has chosen not to early adopt and management does not believe SFAS 159 will have a material impact on our results of operations or financial position.

Per Share Data

IPL is a wholly-owned subsidiary of IPALCO and does not report earnings on a per-share basis.

4. UTILITY PLANT IN SERVICE

The original cost of utility plant in service segregated by functional classifications, follows:

	As of December 31,
	2007	2006
	(In Thousands)
Production	$2,399,173	$2,180,021
Transmission	264,777	261,409
Distribution	1,038,574	994,429
General plant	147,124	142,666
Total utility plant in service	$3,849,648	$3,578,525

Substantially all of IPL’s property is subject to a $837.7 million direct first mortgage lien, as of December 31, 2007, securing IPL’s first mortgage bonds. Total utility plant in service includes $4.2 million of property under capital leases as of December 31, 2007 and 2006, respectively. Total non-legal removal costs of utility plant in service at December 31, 2007 and 2006 were $443.0 million and $419.7 million, respectively and total legal removal costs of utility plant in service at December 31, 2007 and 2006 were $13.1 million and $11.5 million, respectively.

In June 2007, IPL received an order from the IURC issuing a Certificate of Public Convenience and Necessity for the acquisition of a combustion turbine with a nominal nameplate capacity of 80 MW. Approval was granted by the FERC in July 2007 and this purchase was completed on July 24, 2007. The turbine is in service and is located at IPL’s Georgetown substation. IPL had operated this unit on behalf of the unit’s previous owner.

In September 2007, IPL placed into service pollution control technology to address required SO2 and mercury emissions reductions from its power plants and to reduce fine particulate pollution in the atmosphere at a cost of approximately $188.5 million. This enhancement was performed at IPL’s Harding Street generating station on Unit 7 and is part of IPL’s CCT projects. The $188.5 million recognized as of December 2007 does not reflect the total cost of the project, which is not yet finalized. IPL believes these expenditures were necessary to reliably and economically achieve a level of emissions reductions that complies with the EPA’s NOx SIP, the CAIR and the Indiana CAMR. IPL anticipates additional costs to comply with the CAIR and the Indiana CAMR and it is IPL’s intent to seek recovery of any additional costs. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions are recoverable from jurisdictional retail customers as part of IPL’s CCT projects, however, since jurisdictional retail rates are subject to regulatory approval, there can be no assurance that all costs will be recovered in rates.

5. Sales of Accounts Receivable

Accounts Receivable Securitization. IPL formed IPL Funding in 1996 as a special-purpose entity to purchase retail receivables originated by IPL pursuant to a receivables sale agreement entered into with IPL. At the same time, IPL Funding entered into a purchase facility with unrelated parties pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million, of interests in the pool of receivables purchased from IPL. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold up to a maximum of $50.0 million, as permitted by the purchase facility. During 2007, the purchase facility was extended through May 27, 2008. IPL Funding is included in the audited Consolidated Financial Statements of IPL. Accounts receivable on the accompanying consolidated balance sheets of IPL are stated net of the $50 million sold.

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

The carrying values of the retained interest is determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions in estimating fair value are credit losses, the selection of discount rates, and expected receivables turnover rate. As a result of short accounts receivable turnover periods and historically low credit losses, the impact of these assumptions have not been significant to the fair value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history.

The losses recognized on the sales of receivables were $3.0 million, $2.9 million and $2.1 million for 2007, 2006 and 2005, respectively. These losses are included in Other operating expense on the consolidated statements of income. The amount of the losses recognized depends on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and the proceeds received.

The following table shows the receivables sold and retained interests as of the periods ended and cash flows during the periods ending:

	As of December 31,
	2007	2006	2005
	(In Millions)
Retail receivables	$114.4	$113.4	$111.9
Less: Retained interests	64.4	63.4	61.9
Net receivables sold	$50.0	$50.0	$50.0

	Twelve Months Ended December 31,
	2007	2006	2005
	(In Millions)
Cash flows during period
Cash proceeds from interest retained	$541.1	$527.7	$470.0
Cash proceed from sold receivables(1)	$419.0	$415.5	$391.3

(1)Cash flows from the sale of receivables are reflected within Operating Activities on the Consolidated Statements of Cash Flows.

There were no proceeds from new securitizations for each of 2007, 2006 and 2005. Servicing fees of $0.6 million were paid to IPL from IPL Funding for each of 2007, 2006 and 2005.

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

Under the purchase facility, if IPL fails to maintain certain financial covenants regarding interest coverage and debt-to-capital ratios, it would constitute a “termination event.” IPL is in compliance with such covenants.

As a result of IPL’s current credit rating, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a “lock-box” event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of additional interests in receivables and cause all proceeds of the purchased interests to be used to reduce the Purchaser’s investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased interests in receivables (currently $50 million).

6. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Cash and Cash Equivalents, Accounts Receivable and Unbilled Revenue, and Accounts Payable

The book value approximates fair value due to the short maturity of these instruments.

Total Indebtedness

The fair value of IPL’s outstanding fixed rate debt has been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 2007 and 2006, the approximate fair value of IPL’s fixed-rate indebtedness was $707.1 million and $743.0 million, respectively. The fair value of the variable-rate debt outstanding at December 31, 2007 and 2006 approximates its face amount, which was $171.9 million. The fair value of IPL’s interest rate swap agreement at December 31, 2007 and 2006 was approximately $(6.5) million and $(6.6) million, respectively. These amounts estimate what IPL would have to pay to settle its position in the swap.

7. REGULATORY ASSETS and Liabilities

Regulatory assets represent deferred costs or credits that have been included as allowable costs or credits for ratemaking purposes. IPL has recorded regulatory assets or liabilities relating to certain costs or credits as authorized by the IURC or established regulatory practices in accordance with SFAS 71. IPL is amortizing non tax-related regulatory assets to expense over periods ranging from 1 to 35 years. Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid.

The amounts of regulatory assets at December 31 are as follows:

	2007	2006	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Deferred fuel costs	$13,219	$519	Through 2008(1)
NOx & CCT project expenses	5,553	2,190	Through 2008(1)
Air conditioning load management (demand management)	949	1,265	Through 2008(1)
Other DSM program costs	850	534	Through 2008(1)(2)
Total current regulatory assets	20,571	4,508

Long-term:
Unrecognized pension and other postretirement benefit plan costs	$88,124	$146,554	Various
Income taxes recoverable from customers	83,010	80,634	Various
Deferred Midwest ISO costs	48,185	35,002	To be determined(3)
Unamortized Petersburg unit 4 carrying charges and certain other costs	20,846	21,309	Through 2026(1)(2)
Unamortized reacquisition premium on debt	16,586	17,859	Over remaining life of debt
ARO costs	-	10,291	Over book life of assets
Unrealized loss on interest rate swap	6,466	6,599	Through 2023
NOx project expenses - Petersburg unit 2 precipitator	2,020	2,165	Through 2021(1)
Other DSM and green power program costs	157	-	Various
Total long-term regulatory assets	265,394	320,413
Total regulatory assets	$285,965	$324,921

(1) Recovered per specific rate orders
(2) Recovered with a current return
(3) Recovery is probable but timing not yet determined

The amounts of regulatory liabilities at December 31 are as follows:

	2007	2006	Rate Credit Period
	(In Thousands)
Regulatory Liabilities
Current:
Financial transmission rights	$1,553	$1,274	Through 2008(4)
Fuel related	344	324	Through 2008
NOx & CCT project credits	877	84	Through 2008(4)
Total current regulatory liabilities	2,774	1,682

Long-term:
ARO costs and accrued asset removal costs	431,804	419,691	Not applicable
Unamortized investment tax credit	11,146	-	Through 2014
Fuel related	2,122	2,578	Through 2013
Total long-term regulatory liabilities	445,072	422,269
Total regulatory liabilities	$447,846	$423,951

(4) Recovered (credited) per specific rate orders

Deferred Fuel

Deferred fuel costs are a component of current regulatory assets and are expected to be recovered through future FAC proceedings. IPL records deferred fuel in accordance with standards prescribed by the FERC. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL’s FAC and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL’s rates are adjusted. The deferred fuel asset increased $12.7 million during the year ended December 31, 2007 primarily because actual fuel and purchased power costs during the period were higher than the estimate of such costs in the FAC proceedings. See Note 2, “Regulatory Matters.”

In IPL’s March 2006 FAC proceeding (FAC 71), a consumer advocacy group representing some of IPL’s industrial customers requested that a sub-docket be established. IPL and the customer group entered into an agreement regarding the scope of the sub-docket which agreement was approved by the IURC in its May 2006 order in IPL’s FAC 71 proceeding. The agreement defines the scope of the sub-docket as “any issue related to FAC 71” and includes illustrative examples including: review of the Midwest ISO components of the cost of fuel, review of projection of Midwest ISO components of the cost of fuel, review of IPL’s generation and demand bidding practices, review of allocation of fuel and other costs, review of compliance with IC 8-1-2-42(d) and review of IPL’s Elect Plan, all as they relate to FAC 71 only. Because of the uncertain outcome of the FAC 71 subdocket, the IURC Orders in IPL’s FAC 71 proceeding and subsequent FAC proceedings (through December 2007 proceeding, FAC 78) approved IPL’s FAC factors on an interim basis, subject to refund. To date, no procedural schedule for this sub-docket has been established. The IURC’s February 2008 Order in IPL’s FAC 78 proceeding also set IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of the FERC proceeding regarding RSG Second Pass charges and any subsequent appeals or future order of the IURC. We cannot predict what refunds, if any, may be required, or for what period of time.

Unrecognized Pension and Postretirement Benefit Plan Costs

In accordance with SFAS 158, and SFAS 71, IPL recognizes a regulatory asset equal to the unrecognized actuarial gains and losses and prior service costs. Pension expenses are recorded based on the benefit plan’s actuarially determined pension liability and associated level of annual expenses to be recognized. The other postretirement benefit plan’s deferred benefit cost is the excess of the other postretirement benefit liability over the amount previously recognized. The asset representing the unrecognized pension and postretirement benefit plan costs decreased $58.4 million at December 31, 2007 primarily resulting from a change in the discount rate used to determine the projected benefit obligations from 2006 to 2007.

Deferred Income Taxes

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

Deferred Midwest ISO Costs

These consist of administrative costs for transmission services and other administrative and socialized costs from IPL’s participation in the Midwest ISO market. IPL received orders from the IURC that granted authority for IPL to defer such costs and seek recovery in a future basic rate case. See Note 2, “Regulatory Matters.”

Unrealized Loss on Interest Rate Swap

The interest rate swap on the $40 million variable rate unsecured notes issued in 1995 is used to mitigate interest rate risk. The swap, which expires upon the maturity of the related note in 2023, was approved by the IURC as part of IPL’s 1994 financing program. The unrealized loss on the swap as of December 31, 2007 is considered in the determination of Company’s cost of capital for rate making purposes as these amounts are realized through the periodic settlement payments under the swap. Should the swap be prudently terminated before its scheduled maturity date, the settlement of the swap would be recoverable in future rates.

Asset Retirement Obligation and Accrued Asset Removal Costs

In accordance with SFAS 158, and SFAS 71, IPL, a regulated utility, recognizes the cost of removal component of depreciation reserve that does not have an associated legal retirement obligation as a deferred liability. This amount is net of the portion of legal ARO costs that is currently being recovered in rates.

8. ASSET RETIREMENT OBLIGATIONS

SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation. A legal obligation for purposes of SFAS 143 is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppels. ARO liability is included in Miscellaneous on the accompanying consolidated balance sheets.

IPL’s ARO relates primarily to environmental issues involving asbestos, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a reconciliation of the ARO legal liability year end balances:

	As of December 31,
	2007	2006
	(In Millions)
Balance as of January 1	$12.3	$11.5
Accretion Expense	0.8	0.7
Additions	-	0.1
Balance as of December 31	$13.1	$12.3

As of December 31, 2007 and 2006, IPL did not have any assets that are legally restricted for settling its ARO liability.

9. SHAREHOLDER’S EQUITY

Capital Stock

All of the outstanding common stock of IPL is owned by IPALCO. IPL’s common stock is pledged under IPALCO’s $750 million Senior Secured Notes. There have been no changes in the capital stock of IPL during the periods covered by this report.

Dividend Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2007, exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends under the terms of its credit agreement if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before interest and taxes to interest expense of not less than 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .65 to 1, in order to pay dividends. As of December 31, 2007 and as of the filing of this report, IPL was in compliance with all financial covenants and no event of default existed.

Cumulative Preferred Stock

IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2007, 2006 and 2005, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL’s board of directors. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2007, 2006 and 2005, preferred stock consisted of the following:

	December 31, 2007		December 31,
	Shares Outstanding	Call Price	2007	2006	2005
			Par Value, plus premium, if applicable
			(In Thousands)
Cumulative $100 par value, authorized 2,000,000 shares
4% Series	47,611	$118.00	$5,410	$5,410	$5,410
4.2% Series	19,331	103.00	1,933	1,933	1,933
4.6% Series	2,481	103.00	248	248	248
4.8% Series	21,930	101.00	2,193	2,193	2,193
5.65% Series	500,000	-	50,000	50,000	50,000
Total cumulative preferred stock	591,353		$59,784	$59,784	$59,784

Accumulated Other Comprehensive Loss

The balances comprising accumulated other comprehensive loss are as follows:

	Years Ended December 31,
	2007	2006	2005
Minimum pension liability adjustment - net of tax(1)	$-	$-	$(70,342)
Unrealized losses on securities - net of tax	-	-	(4,017)
Total	$-	$-	$(74,359)

(1)See Note 12, “Pension and Other Postretirement Benefits.”

10. INDEBTEDNESS AND RESTRICTED CASH

Long-term Debt

Before IPL can incur additional long-term debt, it must first have the approval of the IURC. Also, IPL has restrictions on the amount of new debt it may issue due the financial covenant restrictions under existing debt obligations at IPL. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facility, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

In September 2007, Standard & Poors affirmed the BB+ corporate credit ratings of IPL and changed the outlook on IPL from positive to stable. In a separate action in September 2007, S&P upgraded the credit ratings of IPL’s senior secured debt from BBB- to BBB. In October 2007, Moody’s Investor Service affirmed IPL’s Baa1 senior secured, Baa2 senior unsecured, and Baa2 issuer. In March 2008, S&P raised its issue-level ratings IPL’s senior unsecured debt from BB- to BBB.

We cannot predict whether our current credit ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. A security rating is not a recommendation to buy, sell or hold securities. The rating may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

The following table presents Enterprises’ long-term indebtedness as of December 31, 2007 and 2006:

Series	Due	December 31,
		2007	2006
		(In Thousands)
IPL First Mortgage Bonds (see below)
7.357%	August 2007	$-	$80,000
6.30%	July 2013	110,000	110,000
Variable(1)	January 2016	41,850	41,850
5.40%(1)	August 2017	24,650	24,650
5.75%(1)	August 2021	40,000	40,000
Variable(1)	October 2023	30,000	30,000
4.55%(3)	December 2024	40,000	40,000
5.90%(1)	December 2024	20,000	20,000
5.95%(1)	December 2029	30,000	30,000
5.95%(3)	August 2030	17,350	17,350
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	-
Variable(3)	September 2041	60,000	60,000
Unamortized discount - net		(1,092)	(1,134)
Total first mortgage bonds		836,558	751,516
IPL Unsecured Notes
1995B(2)	January 2023	40,000	40,000
6.375%(2)	November 2029	20,000	20,000
Total IPL unsecured notes		60,000	60,000

Total Long-term Debt - IPL		896,558	811,516
Less: Current Portion of Long-term Debt		-	80,000
Net Consolidated IPL Long-term Debt		$896,558	$731,516

(1)First Mortgage Bonds are issued to the city of Petersburg, Indiana, to secure the loan of proceeds from various tax-exempt instruments issued by the city.
(2)Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.

(3)First Mortgage Bonds are issued to the Indiana Finance Authority (formerly Indiana Development Finance Authority), to secure the loan of proceeds from the tax-exempt bonds issued by the Indiana Development Finance Authority.

IPL First Mortgage Bonds

The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to an $837.7 million direct first mortgage lien, as of December 31, 2007. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2007.

In September 2006, the Indiana Finance Authority issued on behalf of IPL $40 million principal amount of 4.55% insured first mortgage bonds due 2024, the proceeds of which were loaned to IPL and were held in escrow by the trustee until used on December 1, 2006 to call at par $40 million principal amount of 6 5/8% first mortgage bonds due 2024.

In September 2006, the Indiana Finance Authority also issued on behalf of IPL $60 million principal amount of insured first mortgage auction rate bonds due 2041, the proceeds of which were placed with the trustee to be made available to IPL as funds are spent on certain qualifying environmental facilities. Through December 31, 2006, IPL had drawn down $28.6 million of such proceeds, with the remaining proceeds drawn in 2007. The $31.7 million balance as of December 31, 2006 is reflected on the accompanying consolidated balance sheet as restricted. The interest rate was adjusted based upon a 7-day auction period and was 3.8% on December 31, 2006.

In October 2006, IPL issued $158.8 million of first mortgage bonds, 6.05% Series, due 2036. The net proceeds from this offering, together with other available cash, were used to effect the repayment upon maturity of IPL’s 8% Series first mortgage bonds, due October 2006 in the principal amount of $58.8 million and to effect the redemption of IPL’s 7.05% Series first mortgage bonds, due 2024 in the principal amount of $100 million in November 2006, as well as $2.7 million of redemption premiums associated with the 7.05% Series redemption.

In June 2007 IPL issued $165 million of first mortgage bonds, 6.60% Series, due June 1, 2037. Proceeds from this offering were used to effect the repayment upon maturity of IPL’s first mortgage bonds, 7.375% Series, due August 1, 2007 in the aggregate principal amount of $80 million and to finance a portion of its construction program, repay outstanding short-term borrowings incurred by IPL for such purposes, and for other general corporate purposes.

Variable-Rate Unsecured Debt

The IPL 1995B notes provide for an interest rate that varies with the tax-exempt weekly rate. IPL, at its option, can change the interest rate mode for the 1995B notes to other permitted interest rate modes. These notes are classified as long-term liabilities because IPL maintains a $40.6 million long-term liquidity facility supporting these agreements, which was unused at December 31, 2007. The interest rate on the 1995B notes is synthetically fixed at 5.21% using a swap agreement. See Note 3, “Summary of Significant Accounting Policies” for further discussion of our accounting for the swap.

Line of Credit

In May 2006, IPL entered into a new credit agreement in the aggregate principal amount of $120.6 million which includes an $80 million committed line of credit and a $40.6 million liquidity facility (related to $40 million of IPL variable rate bonds, which are remarketed weekly - see above). The committed line of credit also provides a sub limit for the issuance of letters of credit. In addition, the credit agreement allows the committed line of credit to be increased to $109.4 million upon IPL’s request and subject to certain other conditions. Such increase was affected in August 2006. The maturity date for the agreement is May 16, 2011. This agreement replaced two existing 364-day agreements with an aggregate borrowing capacity of $115.6 million which included a $75 million committed line of credit and a $40.6 million liquidity facility. As of December 31, 2007 and 2006, IPL had a total of $1.0 million and $75.0 million, respectively, of outstanding borrowings on this agreement, which is included in Line of credit and current portion of long-term debt on the accompanying consolidated balance sheets.

In July 2006, FERC issued an Order authorizing IPL to issue up to $500 million of short-term indebtedness outstanding at any time through July 27, 2008.

Debt Maturities

Maturities on indebtedness subsequent to December 31, 2007, are as follows:

Year	Amount
(In Thousands)
2008	$-
2009	-
2010	-
2011	1,000
2012	-
Thereafter	897,650
Total	$898,650

11. INCOME TAXES

IPL follows a policy of comprehensive interperiod income tax allocation. Investment tax credits related to utility property have been deferred and are being amortized over the estimated useful lives of the related property.

AES files federal and state income tax returns which consolidate IPALCO and IPL. Under a tax sharing agreement with IPALCO, IPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes as if IPL filed separate income tax returns. IPL is no longer subject to U.S. or state income tax examinations for tax years through March 27, 2001, but is open for all subsequent periods.

As described in Note 3, “Summary of Significant Accounting Policies - New Accounting Pronouncements”, IPL adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 resulted primarily in a reclassification of Accumulated deferred tax liabilities to Non-current income taxes payable and no significant cumulative impact to Retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In Thousands)
Unrecognized tax benefits at January 1, 2007	$22,753
Gross increases - current period tax positions	1,249
Gross decreases - prior period tax positions	(2,420)
Unrecognized tax benefits at December 31, 2007	$21,582

The unrecognized tax benefits at December 31, 2007, represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of the deductions will not affect the annual effective tax rate but would accelerate the tax payments to an earlier period.

The Internal Revenue Service is currently reviewing IPL’s method of capitalizing indirect service costs for tax years ended December 31, 2001 through December 31, 2004.  A settlement has been proposed; however, it has not yet been accepted by the Joint Committee on Taxation.  It is reasonably possible that the settlement will be finalized in the next 12 months.  When that occurs, the unrecognized tax benefits will decrease by $13 million.

Tax-related interest expense and income is reported as part of the provision for federal and state income taxes. Penalties, if incurred, would also be recognized as a component of tax expense. As of December 31, 2007 and 2006, IPL has recorded a liability for interest of $2.2 million and $3.3 million, respectively. The income tax provision includes interest expense/(income) of ($0.6) million, ($7.3) million and $2.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The American Jobs Creation Act of 2004 created Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. IPL’s electric production activities qualify for this deduction. The deduction was equal to 3% of Qualifying Production Activity Income for the 2005 and 2006 taxable years, with certain limitations. This deduction increased to 6% of QPAI beginning in 2007 and will increase to 9% of QPAI beginning in 2010 and thereafter. The tax benefit associated with the Internal Revenue Code Section 199 domestic production deduction was $1.8 million per year in 2005 and 2006. The estimated benefit for 2007 is estimated to be $4.5 million.

Federal and state income taxes charged to income are as follows:

	2007	2006	2005
	(In Thousands)
Charged to utility operating expense
Current income taxes:
Federal	$89,296	$38,047	$81,452
State	24,683	17,201	23,701
Total current income taxes	113,979	55,248	105,153
Deferred income taxes:
Federal	(5,636)	35,141	(8,672)
State	1,976	7,474	1,985
Total deferred income taxes	(3,660)	42,615	(6,687)
Net amortization of investment credit	(2,564)	(2,611)	(2,637)
Total charge to utility operating expenses	107,755	95,252	95,829
Charged to other income and deductions:
Current income taxes:
Federal	(803)	(4,325)	(1,061)
State	(30)	(539)	17
Total current income taxes	(833)	(4,864)	(1,044)
Deferred income taxes:
Federal	19	(139)	80
State	5	(37)	25
Total deferred income taxes	24	(176)	105
Net credit to other income taxes	(809)	(5,040)	(939)
Total federal and state income tax provisions	$106,946	$90,212	$94,890

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2007	2006	2005

Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	6.4	7.0	6.6
Amortization of investment tax credits	(1.0)	(1.2)	(1.0)
Depreciation flow through and amortization	1.3	1.7	(0.3)
Manufacturers’ Production Deduction (Sec. 199)	(1.7)	(0.8)	(1.0)
Change in tax reserves	0.0	(1.6)(1)	(2.4)
Other - net	(0.6)	0.1	0.2
Effective tax rate	39.4%	40.2%	37.1%

(1)Includes (1.3)% related to the completion of the Internal Revenue Service examination in 2006.

The significant items comprising IPL’s net accumulated deferred tax liability recognized on the consolidated balance sheets as of December 31, 2007 and 2006, are as follows:

	2007	2006
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$517,527	$543,462
Regulatory assets recoverable through future rates	106,101	123,126
Other	5,738	4,326
Total deferred tax liabilities	629,366	670,914
Deferred tax assets:
Investment tax credit	7,297	8,336
Regulatory liabilities including ARO	184,477	175,759
Employee benefit plans	40,459	58,142
Other	8,175	4,455
Total deferred tax assets	240,408	246,692
Accumulated net deferred tax liability	388,958	424,222
Less: Current portion of deferred tax liability	(4,461)	-
Accumulated deferred income taxes - net	$393,419	$424,222

Accumulated deferred income taxes were decreased by $22.8 million on January 1, 2007 due to the implementation of FIN 48.

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

Employees’ Retirement Plan

Approximately 91% of IPL’s active employees are covered by the Defined Benefit Pension Plan; as well as, the Thrift Plan. The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 9% of active employees are covered by the AES Retirement Savings Plan. The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while IBEW physical bargaining unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but will receive an annual lump sum company contribution into the Thrift Plan. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee’s pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities. Benefit accrual was frozen for all non-union participants effective July 8, 2001. The non-union participants who had their benefit accrual frozen also were prohibited from making additional contributions to the Thrift Plan. These non-union employees became eligible to participate in the RSP.

In the fourth quarter of 2002, the non-union employees who had their defined benefit pension frozen on July 8, 2001 were given a one-time, irrevocable choice to either (1) continue as active participants in the RSP; or (2) return as active participants to the Defined Benefit Pension Plan and the Thrift Plan. Most of them chose to return as active participants to the Defined Benefit Pension Plan and the Thrift Plan.

Supplemental Retirement Plan

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified supplemental pension plan. The total number of participants in the plan as of December 31, 2007 is 32. The plan is closed to new participants.

Other Postretirement Benefits

IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 210 active employees and 209 retirees (including spouses) were receiving such benefits or entitled to future benefits as of December 31, 2007. The plan is unfunded.

The following tables present information relating to the Pension Plans which are combined and shown as pension benefits. The following tables also present information relating to other postretirement benefits:

	Pension benefits as of December 31,			Other postretirement benefits as of December 31,
	2007	2006		2007	2006
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at beginning Measurement Date (see below)	$522,667		$494,252	$10,502		$11,461
Service cost	5,886		5,544	1,321		1,446
Interest cost	28,608		28,003	580		635
Actuarial (gain) loss	(48,439)		18,374	(1,803)		747
Amendments (primarily increases in pension bands)	1,907		5,425	(185)		(2,716)
Benefits paid	(28,376)		(28,931)	(264)		(1,071)
Projected benefit obligation at ending Measurement Date	482,253		522,667	10,151		10,502
Change in plan assets:
Fair value of plan assets at beginning Measurement Date	399,678		353,396	-		-
Actual return on plan assets	32,317		38,011	-		-
Employer contributions	-		37,202	264		1,071
Benefits paid	(28,376)		(28,931)	(264)		(1,071)
Fair value of plan assets at ending Measurement Date	403,619		399,678	-		-
Funded status	$(78,634)		$(122,989)	$(10,151)		$(10,502)
Amounts recognized in the statement of financial position under SFAS 158:
Current liabilities	$-		$-	$(868)		$(1,038)
Noncurrent liabilities	(78,634)		(122,989)	(9,283)		(9,464)
Net amount recognized	$(78,634)		$(122,989)	$(10,151)		$(10,502)
Sources of change in regulatory assets(1):
Prior service cost (credit) arising during period	$1,907	$	NA	$(185)	$	NA
Net loss (gain) arising during period	(49,945)		NA	(1,803)		NA
Amortization of prior service (cost) credit	(2,747)		NA	(6)		NA
Amortization of gain (loss)	(5,636)		NA	-		NA
Total recognized in regulatory assets(1)	$(56,421)	$	NA	$(1,994)	$	NA
Total amounts included in accumulated other comprehensive income (loss)	NA(1)		NA(1)	NA(1)		NA(1)
Amounts included in regulatory assets and liabilities(1)
Net loss (gain)	$65,582		$121,163	$(1,379)		$424
Prior service cost (benefit)	24,007		24,848	(72)		119
Total amounts included in regulatory assets (liabilities)	$89,589		$146,011	$(1,451)		$543

(1)Accumulated Other Comprehensive Loss was reclassified to a Regulatory asset for December 31, 2006 (see the effect of adoption of SFAS 158, below). These are unrecognized amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid (accrued) benefit costs.

Effect of SFAS 158

SFAS 158 requires a portion of pension and other postretirement liabilities to be classified as current liabilities to the extent the following year’s expected benefit payments are in excess of the market value of plan assets. As each Pension Plan has assets with market values in excess of the following year’s expected benefit payments, no amounts have been classified as current. Therefore, the entire net amount recognized in IPALCO’s consolidated balance sheets of $78.6 million is classified as long-term. As there are no plan assets related to the other postretirement plan, the short term other postretirement liability is equal to the following year’s expected other postretirement benefit payment of $0.9 million, resulting in a long-term other postretirement liability of $9.3 million. Per SFAS 158, IPL has elected to change the Pension Plans’ measurement date from November 30 to December 31, effective December 31, 2008.

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2007	2006
	(In Thousands)
Accumulated benefit obligation	$482,253	$522,667
Plan assets	403,619	399,678
Accumulated benefit obligation in excess of plan assets	$78,634	$122,989

IPL’s total accumulated benefit obligation in excess of plan assets was $78.6 million as of December 31, 2007 ($77.4 million Defined Benefit Pension Plan and $1.2 million Supplemental Retirement Plan).

Pension Benefits and Expense

The 2007 actuarial gain of $48.4 million is primarily due to the increase in the discount rate that is used to value pension liabilities. The unrecognized net loss of $65.6 million above has arisen over time primarily due to the previous decline in long-term corporate bond rates (partially offset by the 2007 actuarial gain of $48.4 million) and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of participants, since SFAS 87, was adopted. Declining corporate bond rates (partially offset by the 2007 increase in bond rates) have caused the discount rate to decline, which in turn has increased the reported benefit obligation. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 12 years based on estimated demographic data as of December 31, 2007. The projected benefit obligation of $482.2 million, less the market value of assets of $403.6 million results in a funded status of ($78.6) million at December 31, 2007.

	Pension benefits for years ended December 31,
	2007	2006	2005
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$5,886	$5,544	$4,134
Interest cost	28,608	28,003	25,892
Expected return on plan assets	(30,811)	(27,726)	(26,365)
Amortization of transition asset	-	-	(1,272)
Amortization of prior service cost	2,747	2,466	1,737
Recognized actuarial loss	5,636	5,199	3,122
Total pension cost	12,066	13,486	7,248
Less: amounts capitalized	1,074	905	459
Amount charged to expense	$10,992	$12,581	$6,789

Discount rate - defined benefit pension plan and supplemental retirement plan	5.63%	5.81%	6.00%
Expected return on defined benefit pension plan assets	8.00%	8.00%	8.00%
Expected return on supplemental retirement plan assets	8.00%	8.00%	8.00%

Pension expense for the following year is determined as of November 30th based on the market value of the Pension Plans’ assets, the expected long-term rate of return on plan assets and a discount rate used to determine the projected benefit obligation . In establishing our expected long-term rate of return assumption, we consider historical returns, as well as, the expected future weighted-average returns for each asset class based on the target asset allocation. Our expected long-term rate of return on pension plan assets is based on our targeted asset allocation assumption of approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and alternative investment securities (hedge funds), respectively. For 2007, pension expense was determined using a discount rate of 5.63% and an assumed long-term rate of return on plan assets of 8.0%. As of the November 30, 2007 measurement date, IPL increased the discount rate from 5.63% to 6.49% and decreased the assumed long-term rate of return on plan assets from 8.0% to 7.75%. The effect on 2008 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($0.9 million) and $0.9 million, respectively. The effect on 2008 total pension expense of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is ($4.1 million) and $4.1 million, respectively.

Expected amortization

The estimated net loss and prior service cost for the Pension Plans that will be amortized from the regulatory asset into net periodic benefit cost over the 2008 plan year are $1.4 million and $2.9 million, respectively (Defined Benefit Pension Plan of $1.3 million and $2.9 million, respectively; and the Supplemental Retirement Plan of $0.1 million and $0.0 million, respectively).

Other Postretirement Benefits and Expense

	Other postretirement benefits for years ended December 31,
	2007	2006	2005
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,321	$1,447	$1,518
Interest cost	580	635	770
Amortization of prior service cost	6	685	942
Total pension cost	1,907	2,767	3,230
Less: amounts capitalized	170	186	205
Amount charged to expense	$1,737	$2,581	$3,025

Discount rate - Other postretirement benefit plan	5.81%	5.91%	6.00%
Expected return on Other postretirement benefit plan assets	NA	NA	NA

As of the November 30, 2007 measurement date, IPL increased the discount rate from 5.81% to 6.64%. The discount rate assumption affects the other postretirement expense determined for 2008. The effect on 2008 total other postretirement expense of a 25 basis point increase and decrease in the assumed discount rate is ($0.1 million) and $0.1 million, respectively.

Health Care Cost Trend Rates

For measurement purposes, we assumed an annual rate of increase in the per capita cost of covered medical care benefits of 7.5% for 2007, gradually declining to 5.0% in 2013 and remaining level thereafter. In addition, we assumed an annual rate of increase in the per capita cost of covered prescription drugs of 10.0% for 2007, gradually declining to 5.0% in 2014 and then remaining level.

Effect of Change in Health Care Cost Trend Rates

	2007	2006
	(In Thousands)
Effect on total service cost and interest cost components:
One-percentage point increase	$544	$581
One-percentage point decrease	$(399)	$(426)
Effect on year-end benefit obligation:
One-percentage point increase	$1,886	$1,992
One-percentage point decrease	$(1,432)	$(1,505)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug Act includes Medicare drug coverage that became effective on January 1, 2006. Current covered retirees are only eligible for coverage until age 55 (First Voluntary Early Retirement Program) or age 62 (Second and Third Voluntary Early Retirement Program). No current active participant will reach age 65 until 2010 and only 9 active participants will reach age 65 (and potentially qualify for a Medicate Part D subsidy) within the next 10 years. . IPL does not expect to qualify for significant subsidy under the Medicare Prescription Drug Act and, as a result, no projected subsidy was included in the actuarial valuation of the benefit obligation.

Expected amortization

The estimated net gain and prior service credit for the other postretirement plan that will be amortized from the regulatory liability into net periodic benefit cost over the 2008 plan year are $18,000 and $56,000, respectively.

Pension Funding

There were no contributions to the Pension Plans in 2007, but there were contributions of $37.2 million and $17.6 million in 2006 and 2005, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended, as well as targeted funding levels necessary to qualify under standards of the Pension Benefit Guaranty Corporation for exemption from certain administrative requirements. Management does not currently expect any of the pension assets to revert back to IPALCO during 2008.

IPL’s total underfunded pension liability was approximately $78.6 million as of December 31, 2007 ($77.4 million Defined Benefit Pension Plan liability; $1.2 million Supplemental Retirement Plan liability).

From a funding perspective, IPL’s funding target liability shortfall (per the Pension Protection Act of 2006 that became effective January 1, 2008) is estimated to be approximately $129 million as of January 1, 2008. IPL plans to fund a total of approximately $55 million during 2008 to reduce the target liability shortfall, of which $40 million is required to avoid the “at-risk” status provisions under the Pension Act. Under the Pension Act, the shortfall must be funded over 7 years starting in 2008. In addition, IPL must also contribute the normal (service) cost earned by active participants during the plan year. The service cost is currently about $5 million per year. Then, each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. The Pension Act contains special accelerated provisions for plans that are determined to be “at risk.” IPL plans to fund to levels to avoid the “at risk” status.

In addition to avoiding the “at-risk” status, IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes. IPL was not required and did not make any contributions into the Pension Plans during 2007

The targeted investment allocations of the Pension Plans as of December 31, 2007 were approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and alternative investment securities (hedge funds), respectively. The targeted investment allocations of the Pension Plans as of December 31, 2006 were approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and hedge funds, respectively. The actual assets as of December 31, 2007 and 2006 were as follows (in thousands):

	2007	%	2006	%

Equity securities	$258,504	64%	$257,779	65%
Fixed income securities	98,591	25%	97,581	24%
Hedge funds	29,624	7%	25,070	6%
Cash	16,900	4%	19,248	5%
Total assets	$403,619	100%	$399,678	100%

Benefit payments made from the Pension Plans for the years ended December 31, 2007 and 2006 were $28.4 million and $28.9 million respectively. Benefit payments made by IPL for other postretirement obligations were $0.3 million and $1.1 million respectively. Projected benefit payments are expected to be paid out of the respective plans as follows:

Year	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
2008	$30,139	$868
2009	29,511	698
2010	30,584	627
2011	30,895	530
2012	31,733	451
2013 through 2017 (in total)	172,188	1,782

Voluntary Early Retirement Programs

In conjunction with the AES Acquisition, IPL implemented three VERPs which offered eligible employees enhanced retirement benefits upon early retirement. Participation in the VERPs was accepted by 551 qualified employees, who elected actual retirement dates between March 1, 2001, and August 1, 2004. Additionally, we currently intend to provide postretirement medical and life insurance benefits to the retirees in the first VERP until age 55; at which time they will be eligible to receive similar benefits from the independent Voluntary Employees Beneficiary Association Trust. IPL reserves the right to modify or terminate any of the postretirement health care and life insurance benefits provided by IPL.

IPL also provides postretirement medical and life insurance benefits to the retirees in the second and third VERPs from their retirement until age 62. The additional cost was initially estimated to be $7.5 million to be amortized over 8 years. Due to plan changes effective January 1, 2007, an additional $2.7 million negative prior service cost base was created as of December 31, 2006. This prior service cost base reduces the unrecognized prior service cost for VERP II & III ($3.1 million as of December 31, 2006) to $0.4 million which is amortized over the remaining four years ($0.1 million per year). When those retirees reach age 62, they will be eligible for benefits from the VEBA Trust. Due to plan changes effective January 1, 2008, an additional $0.2 million negative prior service cost base was created as of December 31, 2007. This prior service cost base reduces the unrecognized prior service cost for VERP II & III ($0.3 million as of December 31, 2007) to $0.1 million which is amortized over the remaining three years. When those retirees reach age 62, they will be eligible for benefits from the VEBA Trust.

Defined Contribution Plans

All of IPL’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 91% of IPL’s active employees are covered by the Thrift Plan. The Thrift Plan is a qualified defined contribution plan. All union new hires are covered under the Thrift Plan.

Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 4% of the participant’s base compensation, except for employees hired after October 20, 2000 who are members of the clerical-technical unit; and employees hired on or after December 19, 2005 who are members of the physical bargaining unit of the IBEW union, who are not eligible for postretirement health care benefits; whose contributions are matched up to 5% of their base compensation. In addition, as a result of the IBEW clerical-technical unit bargaining agreement ratified in March 2007, the IBEW clerical-technical union new hires will receive an annual lump sum Company contribution into the Thrift Plan. Employer contributions to the Thrift Plan were $2.6 million, $2.5 million and $2.4 million for 2007, 2006 and 2005, respectively.

The AES Retirement Savings Plan

Approximately 9% of IPL’s active employees are covered by the RSP. The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while union new hires are covered under the Thrift Plan. Participants elect to make contributions to the RSP based on a percentage of their taxable compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s taxable compensation. In addition, the RSP has a profit sharing component whereby IPL contributes a percentage of each employee’s annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board of Directors on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the RSP were $1.9 million, $1.8 million and $1.6 million for 2007, 2006 and 2005, respectively.

13. COMMITMENTS AND CONTINGENCIES

Commitments

Enterprises has entered into various long-term contracts, the most significant of which are for the purchase of fuel and related transportation and meter reading services. Purchases related to these obligations, which have remaining terms in excess of one year, for the years ended December 31, 2007, 2006 and 2005 were $188.1 million, $142.9 million and $168.3 million, respectively.  The table below sets forth the future purchase commitments related to these contracts as of December 31, 2007 for 2008 through 2012 and thereafter.

Year	Long-term Commitments
(In Thousands)
2008	$120,003
2009	120,159
2010	76,120
2011	55,151
2012	25,580
Thereafter	51,065
Total	$448,078

Legal

IPALCO and certain former officers and directors of IPALCO are defendants in a class action lawsuit under the Employee Retirement Income Security Act of 1974, as amended, filed in the U.S. District Court for the Southern District of Indiana, regarding matters arising from the acquisition of IPALCO by AES. The lawsuit was filed in 2002 and alleged breach of fiduciary duties with respect to shares held in IPL’s 401(k) thrift plan. A bench trial was held in February 2006 to determine whether there were any breaches of fiduciary duties. In March 2007 the court issued its judgment, finding for the defendants. In June 2007, the plaintiffs filed an appeal and in January 2008, the U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s findings.

As of December 31, 2007 and December 31, 2006, IPL was a defendant in approximately 114 pending lawsuits, alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant” in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

It is possible that material additional loss with regard to the asbestos lawsuits could be incurred. At this time, an estimate of additional loss cannot be made. IPL has settled a number of asbestos related lawsuits for amounts which, individually and in the aggregate, were not material to IPL’s financial position, results of operations, or cash flows. Historically, settlements paid on IPL’s behalf have been comprised of proceeds from one or more insurers along with comparatively smaller contributions by IPL. We are unable to estimate the number of, the effect of, or losses or range of loss which are reasonably possible from the pending lawsuits or any additional asbestos suits. Furthermore, we are unable to estimate the portion of a settlement amount, if any, that may be paid from any insurance coverage for any known or unknown claims. Accordingly, there is no assurance that the pending or any additional suits will not have a material adverse effect on IPL’s audited Consolidated Financial Statements.

Please see, Note 2, “Regulatory Matters - Voluntary Employee Beneficiary Association Trust Complaint” for a discussion of VEBA Trust related legal proceedings.

In addition, IPL is involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome will not have a material adverse effect on IPL’s audited Consolidated Financial Statements.

Environmental

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure you that we have been or will be at all times in full compliance with such laws, regulations and permits, however, we do not believe any currently open investigations will result in fines material to our results of operations or financial position.

Clean Coal Technology Filings

In 2002 and 2004, in response to petitions we filed, the IURC issued Orders approving expenditures for deployment of CCT. The 2002 Order approved the recovery of expenditures of approximately $260 million to install pollution control technology to reduce NOx emissions and recovery of the cost of NOx emissions allowances, when purchased to comply with environmental regulations restricting the emissions of NOx from IPL’s generating units used to serve IPL’s retail customers. The 2004 Order approved the recovery of up to $182 million of capital expenditures to install and/or upgrade pollution control technology to address required SO2 and mercury emissions reductions from our power plants and to reduce fine particulate pollution in the atmosphere. The IURC approved the ratemaking treatment applicable to qualified pollution control property to be recovered through an ECCRA. In addition, the Orders approved ratemaking treatment for such expenditures, including a return on the expenditures and recovery of depreciation and operation and maintenance expenses associated with these projects and granted IPL the authority to add the approved return on its environmental projects to IPL’s authorized annual jurisdictional net operating income in subsequent FAC proceedings. Finally, the Orders provided for the periodic review of IPL’s capital expenditures on these projects.

During 2005 and 2006, we filed, in three separate ECCRA petitions, requests for approval of $78.4 million of additional capital expenditures related to pollution control technology. These petitions were approved by the IURC. We believe these expenditures are necessary to reliably and economically achieve a level of emissions reductions that complies with the EPA’s NOx SIP, the federal CAIR and the Indiana CAMR.

In December 2007, IPL filed an updated Plan with the IURC, which provided estimated capital expenditures of approximately $102 million over the next three years to install and/or upgrade CCT to further reduce SO2 emissions at our Petersburg generating station and for mercury emissions monitoring equipment at each of our power plants. The Plan requests approval for ratemaking treatment applicable to qualified pollution control property to be recovered through an ECCRA, similar to that which IPL has received in previous environmental filings. Such treatment includes a return on the expenditures and recovery of depreciation expenses and operation and maintenance expenses associated with these projects. IPL has also requested to add the approved return on its environmental projects to its authorized annual jurisdictional net operating income in subsequent FAC proceedings. No assurance can be given at this time as to whether or not the Plan will be approved.

14. RELATED PARTY TRANSACTIONS

In 2003, IPL entered into a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. IPL is not self-insured. AES and other AES subsidiaries also participate in this program.  IPL pays premiums for a policy that is written and administered by a third party insurance company. The premiums paid to this third party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by the third party administrator. This trust fund pays aggregate claims up to $20 million. Claims above the $20 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies will provide coverage of $600 million per occurrence. The cost to IPL of coverage under this program was approximately $3.3 million, $3.1 million, and $2.8 million in 2007, 2006, and 2005, respectively, and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2007 and 2006, we had prepaid approximately $1.6 million and $1.7 million, respectively, which is recorded in Prepayments and other current assets on the accompanying consolidated balance sheets.

In 2004, IPL entered into an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits, in which AES and other AES subsidiaries also participate. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. Health insurance costs have risen significantly during the last few years. We believe that, though our insurance costs will likely continue to rise, cost savings can be realized through participation in this group benefits program with AES. The cost of coverage under this program, which began August 1, 2004, was approximately $20.5 million, $19.4 million and $19.2 million in 2007, 2006 and 2005, respectively and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2007 we had prepaid approximately $1.9 million for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying consolidated balance sheets. As of December 31, 2006, we had no prepaid coverage under this plan.

In the third quarter of 2006, IPL purchased from a wholly-owned subsidiary of AES, 3,200 SO2 vintage 2006 air emissions allowances at current market prices, totaling $2.0 million.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries, including IPL. Under a tax sharing agreement with IPALCO, IPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPL had estimated income tax payments in excess of estimated year-end liabilities which were applied to the following year’s income tax liabilities under this agreement of $7.0 million and $2.1 million as of December 31, 2007 and December 31, 2006, respectively. These amounts are included in Net income tax receivable as of December 31, 2007 and Accrued income taxes as of December 31, 2006 on the accompanying consolidated balance sheets

Long-term Compensation Plan

During 2007 and 2006, most of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. Benefits under this plan are granted in the form of performance units payable in cash, AES restricted stock units and options to purchase shares of AES common stock. All three of such components granted to non-union employees of IPL vest in thirds over a three-year period and the terms of the AES restricted stock units also include a five-year minimum holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during each of 2007 and 2006 was $3.0 million, and was included in Other Operating Expenses on IPL’s consolidated statements of income. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPL’s consolidated balance sheets in accordance with SFAS 148.

See also The AES Retirement Savings Plan included in Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPL for a description of benefits awarded to IPL employees by AES under the RSP.

15. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. As a vertically integrated electric utility, all of IPL’s current business consists of the generation, transmission, distribution and sale of electric energy, and therefore IPL had only one reportable segment.

16. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2007 and 2006, by quarter, are as follows:

	2007
	March 31	June 30	September 30	December 31
	(In Thousands)
Utility operating revenue	$262,637	$258,430	$274,327	$257,233
Utility operating income	53,144	51,358	56,937	48,979
Net income	41,753	40,593	45,751	36,169

	2006
	March 31	June 30	September 30	December 31
	(In Thousands)
Utility operating revenue	$255,616	$250,907	$273,058	$252,470
Utility operating income	44,092	37,288	54,260	43,863
Net income	35,371	27,133	41,233	30,608

The quarterly figures reflect seasonal and weather-related fluctuations that are normal to IPL’s operations.

**********

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 7, 2007, the Boards of Directors of IPALCO Enterprises, Inc and Indianapolis Power & Light Company decided that following the completion of the audit for the fiscal year ending December 31, 2007, we will terminate the engagement of Deloitte & Touche LLP, as our independent registered public accounting firm.

Deloitte’s reports on our consolidated financial statements as of and for the years ended December 31, 2006 and December 31, 2005 did not contain adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the 2006 reports included explanatory paragraphs relating to our adoption of SFAS 158.

During the years ended December 31, 2006 and December 31, 2005, and through December 7, 2007, there were no: (1) disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures within the meaning of item 304(a)(1)(iv) of Regulation S-K, which, if not resolved to their satisfaction, would have caused Deloitte to make reference thereto in connection with its reports on our consolidated financial statements for such years, or (2) reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)).

We appointed Ernst & Young LLP as our independent registered public accounting firm for the consolidated financial statements for the fiscal year ending December 31, 2008. We have not consulted with Ernst & Young during our two most recent fiscal years or during any subsequent interim period prior to their appointment as auditor regarding any matters described in Item 304(a)(2)(i) or Item 304(a)(2)(ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of December 31, 2007. Indianapolis Power & Light Company’s management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of December 31, 2007, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management for the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a 15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including our principal executive officer and principal financial officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO).

Management’s Conclusion on Internal Control over Financial Reporting

Management has concluded that, as of December 31, 2007, the Company maintained effective internal controls over financial reporting.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Not applicable pursuant to General Instruction I of the Form 10-K

ITEM 11. EXECUTIVE COMPENSATION

Not applicable pursuant to General Instruction I of the Form 10-K

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Not applicable pursuant to General Instruction I of the Form 10-K

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable pursuant to General Instruction I of the Form 10-K

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Financial Audit Committee of the AES Corporation pre-approved the audit and non-audit services provided by the independent auditor for 2007 and 2006 for itself and its subsidiaries, including IPALCO Enterprises, Inc and its subsidiaries. The AES Financial Audit Committee maintained its policy established in 2002 within which to judge if the independent auditor may be eligible to provide certain services outside of its main role as outside auditor. Services within the established framework include audit and related services and certain tax services. Services outside of the framework require AES Financial Audit Committee approval prior to the performance of the service. The Sarbanes-Oxley Act of 2002 addresses auditor independence and this framework is consistent with the provisions of the Act. No services performed by the independent auditor with respect to IPALCO and its subsidiaries were approved after the fact by the AES Financial Audit Committee other than those that were considered to be de minimis and approved in accordance with Regulation 2-01 (c)(7)(i)(c) to Regulation S-X of the Exchange.

In addition to the pre-approval policies of the AES Financial Audit Committee, the IPALCO Board of Directors has established a pre-approval policy for audit, audit related, and certain tax and other non-audit services. The Board of Directors will specifically approve the annual audit services engagement letter, including terms and fees, with the independent auditor. Other audit, audit related and tax consultation services specifically identified in the pre-approval policy are pre-approved by the Board of Directors on an annual basis, subject to review of the policy at least annually. This pre-approval allows management to request the specified services on an as-needed basis during the year. Any such services are reviewed with the Board of Directors on a timely basis. Any audit or non-audit services that involve a service not listed on the pre-approval list must be specifically approved by the Board of Directors prior to commencement of such work. No services were approved after the fact by the IPALCO Board of Directors other than those that were considered to be de minimis and approved in accordance with Regulation 2-01 (c)(7)(i)(c) to Regulation S-X of the Exchange.

Audit fees are fees billed or expected to be billed by our principal accountant for professional services for the audit of IPALCO’s audited Consolidated Financial Statements, included in IPALCO’s annual report on Form 10-K and review of financial statements included in IPALCO’s quarterly reports on Form 10-Q, services that are normally provided by our principal accountants in connection with statutory, regulatory or other filings or engagements or any other service performed to comply with generally accepted auditing standards and include comfort and consent letters in connection with Securities and Exchange Commission filings and financing transactions.

The following table lists fees billed to IPALCO for products and services provided by our principal accountants:

	Years Ended December 31,
	2007	2006

Audit Fees	$882,818	$1,295,354
Audit Related Fees:
Fees for the audit of IPL’s employee benefit plans	55,175	47,888
Assurance services for debt offering documents	35,434	72,143
Total Principal Accounting Fees and Services	$973,427	$1,415,385

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a) Index to the financial statements, supplementary data and financial statement schedules

(b) Exhibits

EXHIBIT NO.	DOCUMENT
3.1*	Articles of Incorporation
3.2	Amended and Restated By-Laws of IPALCO
4.1*	Indenture, dated as of November 14, 2001 between IPALCO and the Trustee
4.2*	Pledge Agreement dated as of November 14, 2001 between IPALCO and the Collateral Agent for the benefit of the Secured Parties
4.3*	Mortgage and Deed of Trust, dated as of May 1, 1940, between IPL and American National Bank & Trust Company of Chicago, Trustee
4.4	The following supplemental indentures to the Mortgage and Deed of Trust referenced in 4.3 above:

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

*Forty-Third Supplemental Indenture dated as of August 1, 2001

*Forty-Fourth Supplemental Indenture dated as of August 1, 2001

*Forty-Fifth Supplemental Indenture dated as of August 1, 2001

*Forty-Sixth Supplemental Indenture dated as of August 1, 2001

Forty-Seventh Supplemental Indenture dated as of August 1, 2003 (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s June 30, 2003 Form 10-Q)

Forty-Eighth Supplemental Indenture dated as of January 1, 2004 (Incorporated by reference to Exhibit No. 4.4 to IPALCO’s 2004 Form 10-K)

Forty-Ninth Supplemental Indenture dated as of April 1, 2005 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s March 31, 2005 Form 10-Q)

Fiftieth Supplemental Indenture dated as of April 1, 2005 (Incorporated by reference to Exhibit No. 4.2 to IPALCO’s March 31, 2005 Form 10-Q

Fifty-First Supplemental Indenture dated as of September 1, 2006. (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s September 30, 2006 Form 10-Q)

Fifty-Second Supplemental Indenture dated as of September 1, 2006. (Incorporated by reference to Exhibit No. 4.2 to IPALCO’s September 30, 2006 Form 10-Q)

Fifty-Third Supplemental Indenture dated as of October 1, 2006. (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s September 30, 2006 Form 10-Q)

Fifty-Fourth Supplemental Indenture dated as of June 1, 2007 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2007 Form 10-Q)

4.5	Rights Agreement dated as of June 28, 1990, as amended and restated as of April 28, 1998, Between IPALCO and First Chicago Trust Company of New York (Rights Agent) (Incorporated by reference to IPALCO’s Registration Statement of Form 8-A/A filed with April 29, 1998)
4.6*	Amendment No. 1 dated as of July 15, 2000, to the Rights Agreement between IPALCO and First Chicago Trust Company of New York (Rights Agent)
10.1*	Interconnection Agreement, dated December 30, 1960, between IPL and Indiana & Michigan Electric Company (aka Indiana Michigan Power Company) as modified through Modification 17 and Addendum V
10.2*	Interconnection Agreement dated May 1, 1992, among IPL, PSI Energy, Inc. and CINERGY Services, Inc. as modified through Amendment Number 9 (The Third Amendment amends and restates the complete agreement between the parties.)
10.3*	Interconnection Agreement dated December 2, 1969, between IPL and Southern Indiana Gas and Electric Company as modified through Modification Number 11
10.4*	Interconnection Agreement dated December 1, 1981, between IPL and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification 6
10.5	Tenth supplemental agreement to interconnection agreement between IPL and PSI Energy, Inc., dated as of June 26, 2002 (Incorporated by reference to Exhibit No. 10.2 to IPALCO’s September 30, 2002 Form 10-Q)
10.6*	IPALCO 1991 Directors Stock Option Plan
10.7*	IPALCO 1999 Stock Incentive Plan
10.8	Credit agreement by and among Indianapolis Power & Light Company, the various financial institutions party hereto, National City Bank of Indiana, as Syndication Agent, and LaSalle Bank National Association, as Administrative Agent, dated as of May 16, 2006. (Incorporated by reference to Exhibit 10.1 to IPALCO’s March 31, 2006 Form 10-Q)
99.1*	Receivables Purchase Agreement between IPL and IPL Funding Corporation dated December 20, 1996
99.2	First Amendment, Dated as of October 27, 2004, to Amended and Restated Receivables Sale Agreement, Dated as of July 20, 2004 (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s September 30, 2004 Form 10-Q)
99.3*	Indemnity Agreement dated as of December 20, 1996, between IPL and ABN AMRO Bank N.V., as the agent
99.4*	Subordination Agreement dated as of December 20, 1996, between IPL, IPL Funding Corporation and ABN AMRO Bank N.V., as the agent
99.5*	Revolving Subordinated Promissory Note between IPL Funding Corporation and IPL dated December 20, 1996
99.6	Remarketing Agreement between IPL and J.P. Morgan Securities, Inc. dated September 30, 1997 for the remarketing of the $40,000,000 City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds, Adjustable Rate Tender Securities (ARTS)SM, Series 1995B
99.7	Amended and Restated Receivables Sale Agreement, Dated as of July 20, 2004, Among IPL Funding Corporation, ABN AMRO Bank N.V., the Liquidity Providers from time to time Parties Thereto and Windmill Funding Corporation (Incorporated by reference to IPALCO’s June 30, 2004 Form 10-Q)
99.8	Fourth Amendment dated May 30, 2006 to Amended and Restated Receivables Sale Agreement Dated as of July 20, 2004. (Incorporated by reference to Exhibit No. 99.1 to IPALCO’s June 30, 2006 Form 10-Q)
99.9	Fifth Amendment dated May 29, 2007 to Amended and Restated Receivables Sale Agreement Dated as of July 20, 2004. (Incorporated by reference to Exhibit No. 99.1 to IPALCO’s June 30, 2007 Form 10-Q)
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certification required by Rule 13a-14(b) or 15d-14(b).
* Incorporated by reference to IPALCO’s Registration Statement of Form S-4 filed with the Securities and Exchange Commission on April 3, 2002.

(c) Financial Statement Schedules

Schedules other than those listed below are omitted as the information is either not applicable, not required, or has been furnished in the financial statements or notes thereto included in Item 8 hereof.

SCHEDULE I - Condensed Financial Information of Registrant

IPALCO ENTERPRISES, INC.
SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Unconsolidated Balance Sheets
As of December 31, 2007 and 2006
(In Thousands)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$478	$61
Net income tax refunds receivable	-	6,272
Short-term investments	1,100	1,600
Prepayments and other current assets	50	45
Total current assets	1,628	7,978

OTHER ASSETS:
Investment in subsidiaries	741,107	690,144
Other investments	2,620	2,625
Deferred financing costs	3,221	4,460
Total other assets	746,948	697,229
TOTAL	$748,576	$705,207

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Paid in capital	$6,778	$83
Accumulated deficit	(18,016)	(54,215)
Total common shareholder’s deficit	(11,238)	(54,132)
Long-term debt	375,000	750,000
Total capitalization	363,762	695,868

CURRENT LIABILITIES:
Current portion of long-term debt	375,000	-
Accounts payable and accrued expenses	402	151
Accrued income taxes	252	-
Accrued interest	8,146	8,146
Total current liabilities	383,800	8,297

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:	1,014	1,042
TOTAL	$748,576	$705,207

See notes to SCHEDULE I.

IPALCO ENTERPRISES, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Unconsolidated Statements of Income
For the Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	2007	2006	2005

Equity in earnings of subsidiaries	$162,111	$131,116	$156,386
Income tax benefit - net	26,065	26,890	23,351
Interest on long-term debt	(63,750)	(63,750)	(63,750)
Amortization of redemption premiums and expense on debt	(1,320)	(1,224)	(1,135)
Other - net	(990)	(616)	(923)
NET INCOME	$122,116	$92,416	$113,929

See notes to SCHEDULE I.

IPALCO ENTERPRISES, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Unconsolidated Statements of Cash Flows
For the Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

	2007	2006	2005

CASH FLOWS FROM OPERATIONS:
Net income	$122,116	$92,416	$113,929
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(162,087)	(131,036)	(156,386)
Cash dividends received from subsidiary companies	117,637	140,292	149,497
Depreciation and amortization	1,239	1,225	1,134
Deferred income taxes and investment tax credit adjustments - net	(88)	(8)	10
Change in certain assets and liabilities:
Income taxes receivable or payable	6,524	(8,151)	3,119
Accounts payable and accrued expenses	251	(442)	260
Other - net	(4)	(172)	(16)
Net cash provided by operating activities	85,588	94,124	111,547

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(10,000)	(25,450)	(69,050)
Proceeds from sales and maturities of short-term investments	10,591	25,320	68,725
Investment in subsidiaries	-	(1,700)	(600)
Net cash used in investing activities	591	(1,830)	(925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on common stock	(85,762)	(92,472)	(110,487)
Net cash used in financing activities	(85,762)	(92,472)	(110,487)
Net change in cash and cash equivalents	417	(178)	135
Cash and cash equivalents at beginning of period	61	239	104
Cash and cash equivalents at end of period	$478	$61	$239

See notes to SCHEDULE I.

IPALCO ENTERPRISES, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Notes to SCHEDULE I

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for Subsidiaries and Affiliates - IPALCO Enterprises, Inc has accounted for the earnings of its subsidiaries on the equity method in the unconsolidated condensed financial information.

2. INDEBTEDNESS

The following table presents IPALCO’s long-term indebtedness as of December 31, 2007 and 2006:

Series	Due	December 31,
		2007	2006
		(In Thousands)
Long-term Debt
8.375% Senior Secured Notes	November 2008	$375,000	$375,000
8.625% Senior Secured Notes	November 2011	375,000	375,000
Total long term debt		750,000	750,000
Less: Current Portion of Long-term Debt		375,000	-
Total Long-term Debt		$375,000	$750,000

Long-term Debt

IPALCO’s Senior Secured Notes

 IPALCO has outstanding $375 million of 8.375% and $375 million of 8.625% Senior Secured Notes due November 14, 2008 and November 14, 2011, respectively, which are secured by IPALCO’s pledge of all of the outstanding common stock of IPL. Interest on IPALCO’s Senior Secured Notes is paid semi-annually on May 15 and November 15. The current applicable interest rates on the IPALCO’s Senior Secured Notes are 100 basis points higher than it was when these notes were initially issued as a result of downgrades in IPALCO’s credit ratings. The applicable interest rates on these notes cannot increase any further, but upgrades in IPALCO’s credit rating can decrease the rates. The IPALCO’s Senior Secured Notes contain certain financial covenants based on earnings to interest expense and debt to capital, with which IPALCO is in compliance.

IPALCO has classified its outstanding $375 million of 8.375% Senior Secured Notes due November 14, 2008 as short-term and management is evaluating available options regarding its repayment. Management intends to refinance and believes that it has the ability to refinance IPALCO’s Senior Secured Notes due November 14, 2008; however there can be no assurance that IPALCO will refinance these Notes. This ability is based on the historical trading of the IPALCO Senior Secured Notes and the existence of a viable market for bonds of IPALCO’s credit rating allowing IPALCO to access the capital to finance the maturity. Should the capital markets not be accessible to IPALCO, management believes that other financing options are at its disposal to meet the needs of the maturity, which could include a credit facility with a financial institution.

Debt Maturities

Maturities on indebtedness subsequent to December 31, 2007 are as follows:

Year	Amount
(In Thousands)
2008	$375,000
2009	-
2010	-
2011	375,000
2012	-
Thereafter	-
Total	$750,000

SCHEDULE II - Valuation and Qualifying Accounts and Reserves

IPALCO ENTERPRISES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

Column A - Description	Column B - Balance at Beginning of Period	Column C - Additions		Column D - Deductions - Net Write-offs	Column E - Balance at End of Period
		Charged to Income	Charged to Other Accounts
Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$1,802	$4,068	$-	$3,988	$1,882

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$1,740	$3,787	$-	$3,725	$1,802

Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$2,137	$2,865	$-	$3,262	$1,740

INDIANAPOLIS POWER & LIGHT COMPANY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

Column A - Description	Column B - Balance at Beginning of Period	Column C - Additions		Column D - Deductions - Net Write-offs	Column E - Balance at End of Period
		Charged to Income	Charged to Other Accounts
Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$1,802	$4,068	$-	$3,988	$1,882

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$1,740	$3,787	$-	$3,725	$1,802

Year ended December 31, 2005
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$2,123	$2,865	$-	$3,248	$1,740

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
(Registrant)

Date:	March 24, 2008	By:	/s/ Ann D. Murtlow
Ann D. Murtlow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Ann D. Murtlow
Ann D. Murtlow	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2008

David Gee	Chairman of the Board and President, North America of AES	March 24, 2008

/s/ Stephen R. Corwell
Stephen R. Corwell	Director and Senior Vice President - Corporate Affairs of IPL	March 24, 2008

/s/ Ronald E. Talbot
Ronald E. Talbot	Director and Senior Vice President - Power Supply of IPL	March 24, 2008

/s/ Richard Santoroski
Richard Santoroski	Director and Senior Vice President - Global Risk and Commodities of AES	March 24, 2008

Kenneth Uva	Director	March 24, 2008

/s/ Kurt Tornquist
Kurt Tornquist	Vice President and Controller (Principal Financial Officer and Principal Accounting Officer)	March 24, 2008

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders