Form 10-Q
period 2008-03-31
IPALCO ENTERPRISES, INC.
filed 2008-05-08
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
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

At May 8, 2008, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.
Quarterly Report on Form 10-Q
March 31, 2008

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. including, in particular, the statements about our plans, strategies and prospects under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I - Financial Information of this Form 10-Q. Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words “could,” “may,” “predict,” “anticipate,” “would,” “believe,” “estimate,” “expect,” “forecast,” “project,” “objective,” “intend,” “continue,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements.

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

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

	Three Months Ended
	March 31,
	2008	2007

UTILITY OPERATING REVENUES	$249,033	$262,637

UTILITY OPERATING EXPENSES:
Operation:
Fuel	65,132	60,042
Other operating expenses	45,353	40,180
Power purchased	14,877	15,420
Maintenance	23,639	20,245
Depreciation and amortization	36,907	34,889
Taxes other than income taxes	10,920	10,140
Income taxes-net	15,714	28,577
Total utility operating expenses	212,542	209,493
UTILITY OPERATING INCOME	36,491	53,144

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	234	826
Other - net	(1,018)	(216)
Income tax benefit - net	7,220	6,514
Total other income and (deductions) - net	6,436	7,124

INTEREST AND OTHER CHARGES:
Interest on long-term debt	29,984	27,582
Other interest	214	925
Allowance for borrowed funds used during construction	(463)	(740)
Amortization of redemption premiums and expense on debt	755	783
Preferred dividends of subsidiary	803	803
Total interest and other charges-net	31,293	29,353
NET INCOME	$11,634	$30,915

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In Thousands)

	March 31,	December 31,
	2008	2007
ASSETS
UTILITY PLANT:
Utility plant in service	$3,874,616	$3,849,648
Less accumulated depreciation	1,600,272	1,572,684
Utility plant in service - net	2,274,344	2,276,964
Construction work in progress	62,634	68,678
Spare parts inventory	1,358	1,173
Property held for future use	591	591
Utility plant - net	2,338,927	2,347,406

OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	702	702
Other investments	10,309	10,422
Other assets - net	11,011	11,124

CURRENT ASSETS:
Cash and cash equivalents	67,565	7,743
Short-term investments	9,075	2,100
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $2,683 and $1,882, respectively)	77,682	70,429
Fuel - at average cost	18,424	22,326
Materials and supplies - at average cost	53,406	53,387
Net income tax receivable	-	7,044
Deferred tax asset - current	4,715	3,765
Regulatory assets	9,054	20,571
Prepayments and other current assets	9,550	9,788
Total current assets	249,471	197,153

DEFERRED DEBITS:
Regulatory assets	263,566	265,394
Miscellaneous	20,901	20,864
Total deferred debits	284,467	286,258
TOTAL	$2,883,876	$2,841,941

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Pain in Capital	7,165	6,778
Accumulated deficit	(25,835)	(18,016)
Total common shareholder’s deficit	(18,670)	(11,238)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,271,563	1,271,558
Total capitalization	1,312,677	1,320,104

CURRENT LIABILITIES:
Line of credit and current portion of long-term debt	375,000	376,000
Accounts payable	60,368	58,217
Accrued expenses	26,235	24,215
Accrued real estate and personal property taxes	25,526	20,278
Accrued income taxes	6,000	-
Accrued interest	42,170	23,889
Customer deposits	16,500	16,042
Other current liabilities	25,087	10,331
Total current liabilities	576,886	528,972

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Accumulated deferred income taxes - net	388,936	394,570
Non-current income tax liability	24,539	23,759
Regulatory liabilities	452,434	445,072
Unamortized investment tax credit	17,042	17,652
Accrued pension and other postretirement benefits	90,753	89,368
Miscellaneous	20,609	22,444
Total deferred credits and other long-term liabilities	994,313	992,865

COMMITMENTS AND CONTINGENCIES (Note 8)
TOTAL	$2,883,876	$2,841,941

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	March 31,
	2008	2007
CASH FLOWS FROM OPERATIONS:
Net income	$11,634	$30,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,552	34,259
Amortization of regulatory assets	(564)	1,677
Deferred income taxes and investment tax credit adjustments - net	(4,550)	(2,992)
Emission allowance expense	(311)	-
Gains on sales and exchange of environmental emissions allowances	(549)	-
Preferred dividends of subsidiary	803	803
Allowance for equity funds used during construction	(202)	(805)
Change in certain assets and liabilities:
Accounts receivable	(7,252)	4,365
Fuel, materials and supplies	3,881	5,495
Income taxes receivable or payable	13,044	25,054
Accounts payable and accrued expenses	9,223	546
Accrued real estate and personal property taxes	5,249	4,192
Accrued interest	18,281	12,733
Pension and other postretirement benefit expenses	693	1,353
Short-term and long-term regulatory assets and liabilities	26,291	(1,290)
Other - net	776	(3,984)
Net cash provided by operating activities	114,999	112,321

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(27,091)	(35,304)
Decrease in restricted cash	-	4,360
Purchase of short-term investments	(42,918)	-
Proceeds from sales and maturities of short-term investments	35,975	124
Proceeds from sales of assets	541	-
Other	(854)	(2,544)
Net cash used in investing activities	(34,347)	(33,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings - net	(1,000)	(75,000)
Dividends on common stock	(18,761)	-
Preferred dividends of subsidiary	(803)	(803)
Other	(266)	(363)
Net cash used in financing activities	(20,830)	(76,166)
Net change in cash and cash equivalents	59,822	2,791
Cash and cash equivalents at beginning of period	7,743	8,645
Cash and cash equivalents at end of period	$67,565	$11,436

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$11,779	$15,675
Income taxes	$-	$-

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For a list of abbreviations or acronyms used in the notes to unaudited Consolidated Financial Statements, see “Item 1B. Defined Terms” included in Part I - Financial Information of this Form 10-Q.

1. ORGANIZATION

IPALCO Enterprises, Inc. is a wholly-owned subsidiary of The AES Corporation. IPALCO owns all of the outstanding common stock of its subsidiaries. These include its regulated electric utility subsidiary, Indianapolis Power & Light Company, and its unregulated subsidiary, Mid-America Capital Resources, Inc. Substantially all of IPALCO’s business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. IPL has approximately 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited gas-fired combustion turbine facility that are all used for generating electricity. IPL’s net electric generation capability for winter is 3,492 MW and net summer capability is 3,353 MW. Mid-America conducts IPALCO’s unregulated activities.

2. basis of presentation

The accompanying unaudited Consolidated Financial Statements include the accounts of IPALCO, IPL and Mid-America. All significant intercompany amounts have been eliminated. The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited financial statements have been prepared in accordance with the accounting policies described in IPALCO's financial statements for the year ended December 31, 2007, included in its annual report on Form 10-K and should be read in conjunction therewith.

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

3. Regulatory Matters

Basic Rates and Charges

IPL’s basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. Pursuant to statute, the Indiana Utility Regulatory Commission is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years, but the IURC has the authority to review the rates of any utility at any time it chooses. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. IPL’s basic rates and charges were last adjusted in 1996.

Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income

IPL may apply to the IURC for a change in its fuel charge every three months to recover its estimated fuel costs, including the fuel portion of purchased power costs, which may be above or below the levels included in its basic rates and charges. Independent of the IURC’s ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in the FAC. Additionally, customer refunds may result if a utility’s rolling twelve month operating income, determined at quarterly measurement dates, exceeds a utility’s authorized annual jurisdictional net operating income and there are not sufficient applicable cumulative net operating income deficiencies against which the excess rolling twelve month jurisdictional net operating income can be offset.

In IPL’s three most recently approved FAC filings, the IURC found that IPL’s rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. In addition, in IPL’s March 24, 2008 FAC filing, which has not yet been approved by the IURC, IPL’s rolling annual jurisdictional retail electric net operating income was also calculated to be greater than the authorized annual jurisdictional net operating income for the twelve months ended January 31, 2008. Because IPL has a cumulative net operating income deficiency, it has not been required to make customer refunds in its FAC proceedings. However, even though it has a cumulative net operating income deficiency, the IURC may still review our basic rates and charges on a prospective basis at any time it chooses.

In December 2007, IPL received a letter from the staff of the IURC requesting information relevant to the IURC’s periodic review of IPL’s basic rates and charges and IPL subsequently provided information to the staff. Since IPL’s cumulative net operating income deficiency (described above) requires no customer refunds in the FAC process, the IURC staff was concerned that the higher than usual 2007 earnings may continue in the future. In an effort to allay staff’s concerns, IPL proposed in its March 24, 2008 FAC filing a prospective one-time credit to customers totaling $30 million. If approved, the credit will provide an offset against fuel charges customers would otherwise pay in the billing months of June, July and August of 2008. Consistent with this proposal, we recorded a $30 million deferred fuel regulatory liability in March 2008 with a corresponding reduction against revenues. It is not clear what action, if any, the IURC staff will recommend as a result of its periodic review of IPL’s basic rates and charges.

Purchased power costs below an established benchmark are presumed to be recoverable fuel costs. In April 2008, the IURC issued a final order, which approved IPL’s joint petition filed along with another Indiana utility and the Indiana Office of Utility Consumer Counselor. This petition requested a new settlement mechanism for the recovery of fuel costs in the cost of purchased electricity. Under the former agreement, hourly purchased power costs were compared to a monthly standard. Under the new settlement agreement, hourly purchased power costs are compared to a daily benchmark to better reflect changes in natural gas prices that occur throughout the month. IPL believes that changes in natural gas prices typically influence the price at which it can purchase power. Therefore, IPL believes that the new benchmark will more closely track fluctuations in purchased power prices. The new benchmark expires in April 2010. Purchased power costs over the benchmark not recovered from IPL’s customers have not had a material impact on our results of operations or financial condition to date.

Wind Power Purchase Agreement

In April 2008, IPL entered into a power purchase agreement for 20 years of approximately 100 MW per year of wind generated electricity with Hoosier Wind Project, LLC, a subsidiary of enXco, Inc.  The contract is contingent, among other things, on IURC approval of cost recovery via a cost recovery mechanism similar to the FAC and the extension of the federal production tax credit for qualified renewable energy producers.  In April 2008, IPL filed the request with the IURC for such recovery. No assurance can be given at this time as to whether or not the IURC will approve the request. This agreement helps IPL to diversify the resources available to serve its customers, in light of potential greenhouse gas and renewable portfolio standards legislation. Renewable portfolio standards, which would require a certain percentage of an electric utility’s electricity to come from renewable sources by a given date, have been considered at both the state and federal levels. However, it is currently unclear as to what future legislation IPL might face related to renewable portfolio standards.

4. FAIR VALUE MEASUREMENTS

Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with Statement of Financial Accounting Standards No. 157 “Fair Value Measurements,” we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the unaudited Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 - Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market that the company has the ability to access at the measurement date (examples include active exchange-traded equity securities, listed derivatives, and most U.S. Government and agency securities). We currently do not have any Level 1 financial assets or liabilities.

Level 2 - Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets. Level 2 inputs include the following:

  Quoted prices for identical or similar assets or liabilities in non-active markets (examples include corporate and municipal bonds which trade infrequently);
  Inputs other than quoted prices that are observable for substantially the full term of the asset or liability (examples include interest rate and currency swaps); and
  Inputs that are derived principally from or corroborated by observable market data for substantially the full term of the asset or liability (examples include certain securities and derivatives).

Level 3 - Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2008:

	Fair Value Measurements at March 31, 2008, Using
	Significant Other Inputs	Significant Unobservable Inputs
	(Level 2)	(Level 3)
	(In Thousands)
Financial assets:
Auction rate securities	$9,075	$-
Other financial instruments	-	794
Total financial assets measured at fair value	$9,075	$794

Financial liabilities:
Interest rate swap	$-	$5,666
Other financial instruments	-	204
Total financial liabilities measured at fair value	$-	$5,870

Auction Rate Securities

As of March 31, 2008, we held investments in auction rate securities, which are classified as available-for-sale securities and reflected at fair value in short-term investments on our unaudited Consolidated Balance Sheets. Due to recent events in the U.S. credit markets, we continue to hold $9.1 million of auction rate securities that experienced failed auctions during the first quarter of 2008.

The fair values of these securities are estimated primarily using a qualitative analysis of such things as, the collateral underlying the security; the creditworthiness of the issuer; the timing of the expected future cash flows; including the final maturity; and an expectation of the securities’ next successful auctions or receipt of notification indicating the securities’ conversion from the auction rate market to a more liquid market. These securities are also compared, when possible, to other observable and relevant market data which, however is limited at this time. Primarily as a result of the following factors, we have determined that the fair value is at or near our original cost and therefore no impairment has been recognized: (1) all of the issuers of such securities are rated A or higher, (2) the securities are backed by insurance companies with affirmed ratings of AAA, (3) all interest payments have been received timely and (4) the issuers on the majority of our investments ($6.0 million) have issued call notices for May 2008. Because the auctions are ongoing and there is demand for similar securities we believe a level 2 rating is appropriate.

Other Financial Instruments

We do not believe any of the other financial instruments which we held as of March 31, 2008 are material to our financial statements either qualitatively or quantitatively. As described in IPALCO’s annual report on Form 10-K, IPL has one interest rate swap agreement, which is recognized on the unaudited Consolidated Balance Sheets at its estimated fair value as a liability. IPL entered into this agreement as a means of managing the interest rate exposure on a $40 million unsecured variable-rate debt instrument. In accordance with Statement of Financial Accounting Standards No. 71, “Accounting for the Effect of Certain Types of Regulation,” IPALCO recognized a regulatory asset equal to the value of the interest rate swap, which is adjusted as that fair value changes. Therefore there is no impact to IPALCO’s unaudited Consolidated Statements of Income or Cash Flows for the changes in the fair value of the interest rate swap. This accounting treatment was considered in making our conclusion that the interest rate swap is not material to our financial condition.

5. REGULATORY ASSETS and Liabilities

Deferred Fuel

Deferred fuel costs are a component of current regulatory assets or liabilities and are expected to be recovered from or credited to retail customers through future FAC proceedings. IPL records deferred fuel in accordance with standards prescribed by the Federal Energy Regulatory Commission. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL’s FAC and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL’s rates are adjusted. Additionally, as discussed in Note 3, “Regulatory Matters,” in IPL’s March 2008 FAC filing, IPL proposed a prospective one-time credit to retail customers totaling $30 million. Consistent with this proposal, IPL recorded a $30 million deferred fuel regulatory liability in March 2008 with a corresponding reduction against revenues. Including this credit, IPL had a deferred fuel liability of $15.1 million at March 31, 2008, which is included in other current liabilities on the accompanying unaudited Consolidated Balance Sheets. IPL had deferred fuel assets of $13.2 million at December 31, 2007, which is included in regulatory assets (current) on the accompanying unaudited Consolidated Balance Sheets.

6. INCOME TAXES

On May 1, 2008, we received notification that the Joint Committee on Taxation has completed their review of our method of capitalizing indirect service costs for tax years ended December 31, 2001 through December 31, 2004 and has taken no exception to the settlement as proposed by the Internal Revenue Service.  The resolution of this tax position will result in a decrease in our unrecognized tax benefits by approximately $14 million. The impact will be recorded in the second quarter of 2008 by decreasing our non-current income tax liability by approximately $16 million, increasing our income taxes currently payable by approximately $6 million, increasing our accumulated deferred income taxes by approximately $9 million and decreasing income tax expense by approximately $1 million.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following tables present information relating to the Employees’ Retirement Plan of Indianapolis Power & Light Company and the Supplemental Retirement Plan of Indianapolis Power & Light Company, which are combined and shown as Pension Benefits. The following tables also present information relating to Other Postretirement Benefits:

	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
Net funded status of plans:
Net funded status at December 31, 2007, before tax adjustments	$(78,634)	$(10,137)
Net benefit cost components reflected in net funded status during quarter:
Service cost	(1,749)	(279)
Interest cost	(10,107)	(161)
Expected return on assets	10,497	-
Employer contributions during quarter	335	60
Net funded status at March 31, 2008	$(79,658)	$(10,517)

Regulatory assets (liabilities) related to pensions (1):
Regulatory assets (liabilities) at December 31, 2007, before tax adjustments	$89,589	$(1,465)
Amount reclassified through net benefit cost:
Amortization of net actuarial loss	(456)	4
Amortization of prior service cost	(956)	14
Regulatory assets (liabilities) at March 31, 2008, before tax adjustments	$88,177	$(1,447)

(1)Amounts that would otherwise be charged/credited to Accumulated Other Comprehensive Income or Loss upon application of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R” are recorded as a regulatory asset or liability because IPL has historically recovered and currently recovers pension and other postretirement benefit expenses in rates. These are unrecognized amounts yet to be recognized as components of net periodic benefit costs.

Effective for fiscal years ending after December 15, 2008, Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R” requires plan assets and liabilities to be measured as of fiscal year-end. The Pension Plans had a measurement date of November 30 for the fiscal year ended December 31, 2007.  Therefore, in accordance with SFAS 158, IPL has elected to change the Pension Plans’ measurement date from November 30 to December 31, effective December 31, 2008. SFAS 158 gives employers two methods for changing their measurement dates: (1) The “remeasurement method”, which would require assets and liabilities to be remeasured at the end of the preceding fiscal year (December 31, 2007) or (2) A simplified “13-month method”, that avoids a remeasurement at the start of the transition year.

Under either option, the plan must book an adjustment to retained earnings to reflect net periodic cost for the “gap period” (December 1, 2007 to December 31, 2007). IPL elected the simplified “13-month method” for remeasurement. The “gap period” adjustment is booked as an adjustment to retained earnings to reflect net periodic cost for the “gap period” of $0.7 million and Accumulated Other Comprehensive Income or Loss, to the extent it includes amortization components and does not flow through earnings or income. Under the 13-month method, no adjustment is required to Accumulated Other Comprehensive Income or Loss for gains and losses arising during the gap period. Amounts that would otherwise be charged/credited to Accumulated Other Comprehensive Income or Loss upon application of SFAS 158 are recorded as a regulatory asset or liability because IPL has historically recovered and currently recovers pension and other postretirement benefit expenses in rates. These are unrecognized amounts yet to be recognized as components of net periodic benefit costs.

Pension Expense

The following table presents the “gap period” adjustment that was booked to IPL’s January 1, 2008 beginning retained earnings.  The information relates to the Pension Plans (combined):

(In Thousands)
Components of net periodic benefit cost:
Service cost	$437
Interest cost	2,527
Expected return on plan assets	(2,624)
Amortization of actuarial loss	114
Amortization of prior service cost	239
Net periodic benefit cost	$693

The following table presents Net Periodic Benefit Cost information relating to the Pension Plans combined:

	For the Three Months Ended, March 31,
	2008	2007
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,312	$1,472
Interest cost	7,580	7,152
Expected return on plan assets	(7,873)	(7,703)
Amortization of actuarial loss	342	1,409
Amortization of prior service cost	717	687
Net periodic benefit cost	$2,078	$3,017

Other Postretirement Employee Benefits and Expense

The SFAS 158 measurement date requirement has no effect on the other postretirement benefit plan since the measurement date for that plan was December 31 for the fiscal year ended December 31, 2007.  Therefore, no “gap period” adjustment is required for the other postretirement benefit plan.

The following table presents Net Periodic Benefit Cost information relating to other postretirement benefits:

	For the Three Months Ended, March 31,
	2008	2007
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$279	$330
Interest cost	161	145
Amortization of actuarial loss	(4)	-
Amortization of prior service cost	(14)	2
Net periodic benefit cost	$422	$477

8. COMMITMENTS AND CONTINGENCIES

Please see Note 3, “Regulatory Matters - Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income” for a discussion of the $30 million deferred fuel regulatory liability recorded in March 2008 for a proposed one-time credit to IPL’s retail customers.

Legal

As of March 31, 2008 and December 31, 2007, IPL was a defendant in approximately 114 pending lawsuits, alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant” in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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

In November 2007, the International Brotherhood of Electrical Workers, Local Union No. 1395, and sixteen individual retirees, (the “Complainants”), filed a complaint at the IURC seeking enforcement of their interpretation of the 1995 final order and associated settlement agreement resolving IPL’s basic rate case. The Complainants are requesting that the IURC conduct an investigation of IPL’s failure to fund the Voluntary Employee Beneficiary Association Trust, at a level of approximately $19 million per year. The VEBA Trust was spun off to an independent trustee in 2001. The complaint seeks an IURC order requiring IPL to make contributions to place the VEBA Trust in the financial position in which allegedly it would have been had IPL not ceased making annual contributions to the VEBA Trust after its spin off. The Complaint also seeks an IURC order requiring IPL to resume making annual contributions to the VEBA Trust. IPL filed a motion to dismiss and both parties are seeking summary judgment in the IURC proceeding. To date, no procedural schedule for this proceeding has been established. IPL believes it has meritorious defenses to the Complainants' claims and it will assert them vigorously in response to the complaint; however, there can be no assurances that it will be successful in its efforts.

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

Clean Coal Technology Filings

In April 2008, in response to an updated Plan filed by IPL, the IURC issued an Order approving recovery of capital expenditures of approximately $92.7 million over the next three years. The $92.7 million approved by the IURC includes $90.0 million to install and/or upgrade CCT to further reduce SO2 emissions at IPL’s Petersburg generating station and $2.7 million for mercury emissions monitoring equipment at IPL’s coal-fired power plants. The IURC also approved the ratemaking treatment applicable to qualified pollution control property to be recovered through an Environmental Compliance Cost Recovery Adjustment, similar to that which IPL has received in previous environmental filings. Such treatment includes a return on the construction costs and recovery of depreciation expenses and operation and maintenance expenses associated with these projects. The IURC also granted IPL the authority to add the approved return on its environmental projects to IPL’s authorized annual jurisdictional net operating income in subsequent FAC proceedings.

The installation and upgrade of CCT to further reduce SO2 emissions at IPL’s Petersburg generating station is expected to begin in 2009 and to be in service during the second quarter of 2010. The installation of the mercury emissions monitoring equipment is contingent on mercury monitoring requirements under the Indiana Clean Air Mercury Rules.

9. RELATED PARTY TRANSACTIONS

In the first quarter of 2008, IPL exchanged 20,661 SO2 environmental air emissions allowances for 20,718 SO2 environmental air emissions allowances with wholly-owned subsidiaries of AES. Because the transactions lacked commercial substance and are between entities under common control, the exchanges have been accounted for by IPL at their historical cost. This transaction did not have a material impact on our results of operations or financial condition.

10. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. Enterprises’ reportable business segments are utility and nonutility. Utility net income for the three-month periods ended March 31, 2008 and 2007 was $21.5 million and $41.0 million, respectively. The nonutility category primarily includes the 2008 IPALCO Notes and the 2011 IPALCO Notes; approximately $3.7 million and $1.7 million of nonutility cash and cash equivalents, as of March 31, 2008 and December 31, 2007, respectively; short-term and long-term nonutility investments (including EnerTech) of $9.4 million and $11.5 million at March 31, 2008 and December 31, 2007, respectively; and income taxes and interest related to those items. There was no nonutility operating income during the periods covered by this report. However, the nonutility operating segment had a net loss of $9.8 million and $10.0 million for the three-month periods ended March 31, 2008 and 2007, respectively. Nonutility assets represented less than 1% of IPALCO’s total assets as of March 31, 2008 and December 31, 2007. There were no nonutility capital expenditures during the three-month periods ended March 31, 2008 and 2007. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

11. SUBSEQUENT EVENT

IPALCO’s Senior Secured Notes

In April 2008, IPALCO completed the sale of $400 million aggregate principal amount of 7.25% Senior Secured Notes due April 1, 2016 pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2016 IPALCO Notes were issued pursuant to an Indenture dated April 15, 2008, by and between IPALCO and The Bank of New York Trust Company, N.A., as trustee.

In connection with this offering of the 2016 IPALCO Notes, IPALCO conducted a tender offer to repurchase for cash any and all of IPALCO’s outstanding 8.375% Senior Secured Notes due November 14, 2008 (original coupon 7.375%), of which $375 million were outstanding. In addition, we solicited and received consents to amend the applicable indenture with respect to the 2008 IPALCO Notes and entered into the Indenture Supplement dated April 15, 2008, with The Bank of New York Trust Company, N.A., as trustee, to the Indenture between the parties dated November 14, 2001. The Indenture Supplement amends the Original Indenture with respect to the 2008 IPALCO Notes to eliminate substantially all of the restrictive covenants, several affirmative covenants and certain events of default, modify the covenant regarding mergers, consolidations and sales of the IPALCO’s assets and eliminate or modify certain other provisions.

The 2016 IPALCO Notes are secured by IPALCO’s pledge of all of the outstanding common stock of IPL. The lien on the pledged shares will be shared equally and ratably with IPALCO’s existing senior secured notes.  IPALCO has entered into a Pledge Agreement Supplement with The Bank of New York Trust Company, N.A., as Collateral Agent, dated April 15, 2008 to the Pledge Agreement between IPALCO and The Bank of New York Trust Company, N.A. as successor Collateral Agent dated November 14, 2001.

We used a portion of the net proceeds from the sale of the 2016 IPALCO Notes to pay for $371.2 million of the 2008 IPALCO Notes tendered in the Tender Offer and intend to use the remaining proceeds for the redemption of the 2008 IPALCO Notes still outstanding and to pay related fees and expenses of the issuance of the 2016 IPALCO Notes and the Tender Offer.

ITEM 1B. DEFINED TERMS

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report on Form 10-Q:

2008 IPALCO Notes	$375 million of 8.375% (original coupon 7.375%) Senior Secured Notes due November 14, 2008
2011 IPALCO Notes	$375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011
2016 IPALCO Notes	$400 million of 7.25% Senior Secured Notes due April 1, 2016
AES	The AES Corporation
BART	Best Available Retrofit Technology
CCT	Clean Coal Technology
CO2	Carbon Dioxide
DSM	Demand-Side Management
EnerTech	EnerTech Capital Partners II L.P.
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Charges
FERC	Federal Energy Regulatory Commission
GAAP	Accounting Principles Generally Accepted in the United States of America
Indenture Supplement

Indenture Supplement between IPALCO Enterprises, Inc. and The Bank of New York Trust Company, N.A., as Trustee, dated April 15, 2008, to the Indenture of Trust between IPALCO Enterprises, Inc. and The Bank of New York Trust Company dated November 14, 2001

IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hour
Mid-America	Mid-America Capital Resources, Inc.
MW	Megawatt
NOx	Nitrogen Oxides
Original Indenture	Indenture of Trust between IPALCO Enterprises, Inc. and The Bank of New York Trust Company dated November 14, 2001
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
SFAS 158	Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R”
SO2	Sulfur Dioxide
Tender Offer	A tender offer to repurchase for cash any and all of IPALCO’s outstanding 8.375% Senior Secured Notes due November 14, 2008 (original coupon 7.375%)
VEBA Trust	Voluntary Employee Beneficiary Association Trust

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in “Item 1. Financial Statements” included in Part I - Financial Information of this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see “Cautionary Note Regarding Forward - Looking Statements” at the beginning of this Form 10-Q. For a list of abbreviations or acronyms used in this discussion, see “Item 1B. Defined Terms” included in Part I - Financial Information of this Form 10-Q.

Description of the Company

IPALCO Enterprises, Inc. is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is Indianapolis Power & Light Company, a regulated utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc., is the holding company for our unregulated activities. Mid-America’s only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund, with a recorded value of $6.8 million as of March 31, 2008 and December 31, 2007. Our business segments are utility and nonutility.

We are primarily engaged in generating, transmitting, distributing and selling electric energy to more than 470,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana. We have an exclusive right to provide electric service to those customers. We own and operate four generating stations, all within the state of Indiana. More than 99% of our total electricity produced was generated from coal. Natural gas and fuel oil combined to provide the remaining kWh generation (primarily for peaking capacity). Our net electric generation capability for winter and summer is 3,492 MW and 3,353 MW, respectively. Our corporate mission is to serve our customers’ needs for electric power in ways that provide exceptional value to our customers, shareholders, people and communities.

Material changes in our consolidated financial condition and results of operations, except where noted, are attributed to the operations of IPL. Consequently, the following discussion is centered on IPL.

Results of Operations

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated expenses are not generated evenly by month during the year.

The quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007

Our first quarter 2008 net income of $11.6 million decreased $19.3 million from net income of $30.9 million in the first quarter of 2007. Included in this decrease is a decrease in retail revenues related to a $30 million deferred fuel regulatory liability recorded in March 2008 for a proposed one-time credit to IPL’s retail customers.  See “Liquidity and Capital Resources - Regulatory Matters - Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income” for further information regarding the credit. The following discussion highlights other significant factors contributing to the change in net income.

Utility Operating Revenues

Utility operating revenues decreased in 2008 during the three months ended March 31, 2008 compared to the same period in 2007 by $13.6 million, which resulted from the following changes (dollars in thousands):

	March 31,		Change	Percent Change
	2008	2007

Utility Operating Revenue
Retail Revenues	$228,790	$243,271	$(14,481)	(6.0)%
Wholesale Revenues	14,929	14,833	96	0.6%
Miscellaneous Revenues	5,314	4,533	781	17.2%
Total Utility Operating Revenues	$249,033	$262,637	$(13,604)	(5.2)%

Heating Degree Days	2,888	2,766	122	4.4%

The 5.2% decrease in utility operating revenues was primarily due to a 6.0% decrease in retail revenues primarily related to a $30 million deferred fuel regulatory liability recorded in March 2008 for a proposed one-time credit to IPL’s retail customers.  See “Liquidity and Capital Resources - Regulatory Matters - Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income” for further information regarding the credit.

Excluding the effect of the $30 million credit, retail revenues increased by 6.4% ($15.5 million) primarily due to a 2.7% increase in the quantity of kWh sold ($6.8 million) and a 3.6% increase in the weighted average price per kWh sold ($8.7 million). The increase in the quantity of retail kWhs sold was primarily due to an increase in heating degree days during the comparable periods. The increase in the weighted average price of kWhs sold was primarily due to a $7.2 million increase in revenues related to our Clean Coal Technology projects and a $3.8 million increase in fuel revenues. The increase in fuel revenues is offset almost entirely with increased fuel and purchased power expenses attributable to serving our jurisdictional retail customers (see discussion in “Utility Operating Expenses”). The price increases in revenues related to CCT and fuel revenues are partially offset by a $2.3 million decrease in the weighted average price per kWh rate charged to our residential and commercial customers, excluding fuel recovery and revenues related to our CCT projects. Our declining block rate structure generally provides for residential and commercial customers to be charged a lower price per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from March 31, 2007 to March 31, 2008 (in millions):

Operating Expenses for the three months ended March 31, 2007	$209.5
Increase in other operating expenses	5.2
Increase in fuel	5.1
Increase in maintenance expenses	3.4
Increase in depreciation and amortization	2.0
Decrease in income taxes - net	(12.9)
Other miscellaneous variances	0.2
Operating Expenses for the three months ended March 31, 2008	$212.5

The other operating expenses increased primarily due to an increase in operating expenses related to CCT placed into service in September 2007 at our Harding Street generating station.  In addition, the other operating expenses also increased due to increases in consulting fees, which are primarily legal costs, and other contract labor.

The increase in fuel was due to increase in actual fuel costs of $6.4 million primarily due to a 7.4% increase in the cost of coal and a 4.1% increase in the quantity of coal consumed due to an increase in generation of 2.0%.  These increases were partially offset by a $1.3 million decrease in deferred fuel costs. Deferred fuel costs are the result of variances between estimated fuel and purchased power costs in our Fuel Adjustment Charges and actual fuel and purchased power costs. We are permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted. (See also “Liquidity and Capital Resources - Regulatory Matters - Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income.”) Deferred fuel costs are recorded in Fuel on the accompanying unaudited Consolidated Statements of Income.

The increase in maintenance expenses is primarily due to the timing of scheduled generating unit maintenance outages.  We expect maintenance expenses in the second quarter of 2008 to continue to be higher due to more scheduled generating unit maintenance.  The $2.0 million increase in depreciation and amortization is primarily due to an increase in depreciation expense, net of amounts deferred for future recovery, related to CCT placed into service in September 2007 at our Harding Street generating station.

The decrease in income tax expense is due to a decrease in pre-tax income, primarily because of the $30 million deferred fuel regulatory liability recorded in March 2008 with a corresponding reduction of revenues, as discussed above.

Other Income and Deductions

Other income and deductions decreased $0.7 million from income of $7.1 million in 2007 to income of $6.4 million in 2008. Included in this decrease are a $0.8 million increase in Other-net deductions due to various individually immaterial items and a $0.6 million decrease in the allowance for equity funds used during construction primarily due to decreased capital expenditures in the first quarter of 2008 compared to 2007. These decreases were partially offset by a $0.7 million increase in the income tax benefit primarily due to income tax adjustments.

Interest and Other Charges

Interest and other charges increased $1.9 million for the three months ended March 31, 2008 from the same period in 2007. This increase is primarily due to a $1.7 million increase in interest expense resulting from a $1.0 million increase due to higher interest rates on our variable rate debt and a $1.4 million increase due to an increase in our long-term debt outstanding, partially offset by a $0.7 million decrease in interest expense because of a decrease in the amount outstanding on our $150 million credit facility.

Liquidity and Capital Resources

As of March 31, 2008, we had unrestricted cash and cash equivalents of $67.6 million and we also had available borrowing capacity of $108.7 million under our $150.0 million committed credit facility after outstanding borrowings, existing letters of credit and liquidity support for IPL’s $40 million unsecured variable rate debt, which is remarketed weekly. All of IPL’s long-term borrowings must first be approved by the Indiana Utility Regulatory Commission and the aggregate amount of IPL’s short-term indebtedness must be approved by the Federal Energy Regulatory Commission. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2008. However, we also have restrictions on the amount of new debt that may be issued due to contractual obligations of the AES Corporation and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations. We believe that existing cash balances, short-term investments, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditures totaled $27.1 million and $35.3 million for the three months ended March 31, 2008 and 2007, respectively. Included in these amounts are approximately $11.3 million and $15.2 million of expenditures for the three months ended March 31, 2008 and 2007, respectively, on technology designed to reduce environmental emissions related to our CCT projects. Construction expenditures during the first three months of 2008 were financed with internally generated cash provided by operations. Construction expenditures during the first three months of 2007 were financed with internally generated cash provided by operations, borrowings on our credit facilities, and $4.4 million in draws from the construction fund associated with the issuance in September 2006 of $60 million of IPL first mortgage bonds.

Our capital expenditure program for the three-year period 2008-2010 is currently estimated to cost approximately $474 million. It includes approximately $184 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $135 million for power plant related projects; $117 million for construction projects designed to reduce SO2 and mercury emissions and to monitor mercury emissions; $14 million for investments associated with additional generation and $24 million for other miscellaneous equipment and furniture. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions and to monitor mercury emissions are recoverable through jurisdictional retail rate revenue as part of our CCT projects, subject to regulatory approval. Capital expenditures are financed with a combination of internally generated funds and short-term and long-term borrowings.

Dividends

All of IPALCO’s outstanding common stock is held by AES. During the first three months of 2008, we paid dividends to AES totaling $18.8 million. We did not pay any dividends to AES during the first three months of 2007. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, cash flows, financial condition, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Plans

See Note 7, “Pension and Other Postretirement Benefits” to the unaudited Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I - Financial Information of this Form 10-Q for information regarding pension plans and other postretirement benefit plans.

Capital Resources

Indebtedness

In April 2008, IPALCO completed the sale of $400 million aggregate principal amount of 7.25% Senior Secured Notes due April 1, 2016 pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2016 IPALCO Notes were issued pursuant to an Indenture dated April 15, 2008, by and between IPALCO and The Bank of New York Trust Company, N.A., as trustee.

In connection with this offering of the 2016 IPALCO Notes, IPALCO conducted a tender offer to purchase for cash any and all of IPALCO’s outstanding 8.375% Senior Secured Notes due 2008 (original coupon 7.375%), of which $375 million were outstanding.  In addition, we solicited and received consents to amend the applicable indenture with respect to the 2008 IPALCO Notes and entered into the Indenture Supplement dated April 15, 2008, with The Bank of New York Trust Company, N.A., as trustee, to the Indenture between the parties dated November 14, 2001.  The Indenture Supplement amends the Original Indenture with respect to the 2008 IPALCO Notes to eliminate substantially all of the restrictive covenants, several affirmative covenants and certain events of default, modify the covenant regarding mergers, consolidations and sales of the IPALCO’s assets and eliminate or modify certain other provisions.

The 2016 IPALCO Notes are secured by IPALCO’s pledge of all of the outstanding common stock of IPL.  The lien on the pledged shares will be shared equally and ratably with IPALCO’s existing senior secured notes.  IPALCO has entered into a Pledge Agreement Supplement with The Bank of New York Trust Company, N.A., as Collateral Agent, dated April 15, 2008 to the Pledge Agreement between IPALCO and The Bank of New York Trust Company, N.A. as successor Collateral Agent dated November 14, 2001.

We used a portion of the net proceeds from the sale of the 2016 IPALCO Notes to pay for $371.2 million of the 2008 IPALCO Notes tendered in the Tender Offer and intend to use the remaining proceeds for the redemption of the 2008 IPALCO Notes still outstanding and to pay related fees and expenses of the issuance of the 2016 IPALCO Notes and the Tender Offer.

Related Party Transactions

In the first quarter of 2008, IPL exchanged 20,661 SO2 environmental air emissions allowances for 20,718 SO2 environmental air emissions allowances with wholly-owned subsidiaries of AES. Because the transactions lacked commercial substance and are between entities under common control, the exchanges have been accounted for by IPL at their historical cost. This transaction did not have a material impact on our results of operations or financial condition.

Regulatory Matters

Basic Rates and Charges

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

In our three most recently approved FAC filings, the IURC found that our rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. In addition, in our March 24, 2008 FAC filing, which has not yet been approved by the IURC, our rolling annual jurisdictional retail electric net operating income was also calculated to be greater than the authorized annual jurisdictional net operating income for the twelve months ended January 31, 2008. Because we have a cumulative net operating income deficiency, we have not been required to make customer refunds in our FAC proceedings. However, even though we have a cumulative net operating income deficiency, the IURC may still review our basic rates and charges on a prospective basis at any time it chooses.

In December 2007, we received a letter from the staff of the IURC requesting information relevant to the IURC’s periodic review of our basic rates and charges and we subsequently provided information to the staff. Since our cumulative net operating income deficiency (described above) requires no customer refunds in the FAC process, the IURC staff was concerned that the higher than usual 2007 earnings may continue in the future. In an effort to allay staff’s concerns, we proposed in our March 24, 2008 FAC filing a prospective one-time credit to customers totaling $30 million. If approved, the credit will provide an offset against fuel charges customers would otherwise pay in the billing months of June, July and August of 2008. Consistent with this proposal, we recorded a $30 million deferred fuel regulatory liability in March 2008 with a corresponding reduction against revenues. It is not clear what action, if any, the IURC staff will recommend as a result of its periodic review of our basic rates and charges.

Purchased power costs below an established benchmark are presumed to be recoverable fuel costs. In April 2008, the IURC issued a final order, which approved our joint petition filed along with another Indiana utility and the Indiana Office of Utility Consumer Counselor. This petition requested a new settlement mechanism for the recovery of fuel costs in the cost of purchased electricity. Under the former agreement, hourly purchased power costs were compared to a monthly standard. Under the new settlement agreement, hourly purchased power costs are compared to a daily benchmark to better reflect changes in natural gas prices that occur throughout the month. We believe that changes in natural gas prices typically influence the price at which we can purchase power. Therefore, we believe that the new benchmark will more closely track fluctuations in purchased power prices. The new benchmark expires in April 2010. Purchased power costs over the benchmark not recovered from our customers have not had a material impact on our results of operations or financial condition to date.

Wind Power Purchase Agreement

In April 2008, we entered into a power purchase agreement for 20 years of approximately 100 MW of wind generated electricity per year with Hoosier Wind Project, LLC, a subsidiary of enXco, Inc.  The contract is contingent, among other things, on IURC approval of cost recovery via a cost recovery mechanism similar to the FAC and the extension of the federal production tax credit for qualified renewable energy producers.  In April 2008, we filed the request with the IURC for such recovery. No assurance can be given at this time as to whether or not the IURC will approve the request. This agreement helps us to diversify the resources available to serve its customers, in light of potential greenhouse gas and renewable portfolio standards legislation. Renewable portfolio standards, which would require a certain percentage of an electric utility’s electricity to come from renewable sources by a given date, have been considered at both the state and federal levels. However, it is currently unclear as to what future legislation IPL might face related to renewable portfolio standards.

Clean Coal Technology Filings

In April 2008, in response to an updated Plan we filed, the IURC issued an Order approving recovery of capital expenditures of approximately $92.7 million over the next three years. The $92.7 million approved by the IURC includes $90.0 million to install and/or upgrade CCT to further reduce SO2 emissions at our Petersburg generating station and $2.7 million for mercury emissions monitoring equipment at our coal-fired power plants. We currently estimate the installation and/or upgrade of CCT to further reduce SO2 emissions at IPL’s Petersburg generating station to cost approximately $98.5 million. We intend to seek recovery of any prudent costs incurred on this project above the currently authorized $90.0 million; however, there can be no assurance that such recovery will be granted. The IURC also approved the ratemaking treatment applicable to qualified pollution control property to be recovered through an Environmental Compliance Cost Recovery Adjustment, similar to that which we have received in previous environmental filings. Such treatment includes a return on the construction costs and recovery of depreciation expenses and operation and maintenance expenses associated with these projects. The IURC also granted us the authority to add the approved return on our environmental projects to our authorized annual jurisdictional net operating income in subsequent FAC proceedings.

The installation and upgrade of CCT to further reduce SO2 and mercury emissions at our Petersburg generating station is expected to begin in 2009 and to be in service during the second quarter of 2010. The installation of the mercury emissions monitoring equipment is contingent on mercury monitoring requirements under the Indiana Clean Air Mercury Rules.

Demand-Side Management

In 2004, the IURC initiated a generic investigation to consider and review DSM issues and programs in Indiana, including the overall effectiveness of DSM programs in the state and ways to improve DSM programs. DSM programs promote customer energy efficiency and encourage energy conservation, and allow customers to participate in time based pricing rate schedules and other demand response programs. In April 2008, the IURC issued a Phase I Order which found that Phase II of the proceeding shall be initiated to fully address the following issues: (1) Indiana’s low spending levels on DSM Programs and high per capita energy use; (2) possible development of a core group of “best practices” DSM programs; (3) the feasibility and associated costs and benefits of a statewide Third Party DSM Administrator; (4) development of a uniform energy efficiency/DSM database; (5) issues identified in the Energy Policy Act of 2005 and the Energy Independence and Security Act of 2007, including consideration of new technologies such as automated metering; and (6) the formation of an Oversight Board, to oversee the development of a more uniform statewide strategy with respect to DSM Programs.  We cannot predict the outcome of the proceeding or its impact on us at this time, but it will likely require us to increase our level of DSM spending over the next few years. We plan to continue to seek recovery of existing and future DSM program costs.

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

Clean Coal Technology

Please see “Regulatory Matters - Clean Coal Technology Filings” and “Liquidity and Capital Resources - Capital Requirements - Capital Expenditures” for a discussion of our environmental technologies and related capital expenditures.

Carbon Dioxide

In 2007, our generating power plants emitted approximately 18.5 million tons of CO2. We continue to monitor developments with respect to the regulation of CO2 emissions under the Clean Air Act. Regulatory initiatives regarding CO2 may be implemented in the future, although at this time we cannot predict if, how, or to what extent such initiatives would affect us. Generally, we believe costs to comply with any regulations implemented to reduce greenhouse gas emissions would be deemed as part of the costs of providing electricity to our customers and as such, we would seek recovery for such costs in our rates. However, no assurance can be given as to whether or not the IURC will approve such requests. In light of potential greenhouse gas and renewable portfolio standards legislation, in April 2008, we entered into a 20 year 100 MW wind power purchase agreement, which will help us to diversify our sources of electricity available for sale. Please see “Wind Purchase Power Agreement” above, for further discussion.

Regional Haze

The EPA published the final regional haze rule on July 1, 1999. This rule established planning and emissions reduction timelines for states to use to improve visibility in national parks throughout the United States. In 2001, the EPA signed a proposed rule to guide states in implementing the 1999 rule and in controlling power plant emissions that cause regional haze problems. The proposed rule set guidelines for states in setting Best Available Retrofit Technology at older power plants. In 2004, the EPA published a proposed rule with new BART provisions and reproposed the BART guidelines. In June 2005, the EPA finalized amendments to the 1999 regional haze rule. The EPA determined that states, such as Indiana, which adopt the Clean Air Interstate Rule “cap and trade” program for SO2 and NOx, will be allowed to apply Clean Air Interstate Rule controls as a substitute for controls required under BART. The Indiana Air Pollution Control Board has approved a final rule implementing BART which provides that sources in compliance with Clean Air Interstate Rule controls are exempt from BART requirements for SO2 and NOx.  This rule became effective on February 9, 2008. Because we comply with SO2 and NOx  “cap and trade” program under Clean Air Interstate Rule, we are exempt from BART requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

None.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of March 31, 2008. Indianapolis Power & Light Company’s management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of March 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters,” and Note 8, “Commitments and Contingencies” to the unaudited Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I - Financial Information of this Form 10-Q for a summary of significant legal proceedings involving us. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in IPALCO’s 2007 annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 18, 2008, the AES Corporation, as sole shareholder of IPALCO Enterprises, Inc. executed a Consent in Lieu of Annual Meeting of Stockholders in order to elect the following six individuals to serve as directors of IPALCO:  Stephen R. Corwell, David Gee, Ann D. Murtlow, Richard Santoroski, Ronald E. Talbot and Kenneth Uva.  No other matter was included in the Consent, and these individuals are the only directors of IPALCO.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DOCUMENT
4.1*	Indenture between IPALCO Enterprises, Inc. and The Bank of New York Trust Company, N.A., as Trustee, dated April 15, 2008 for the 7.25% Senior Secured Notes Due 2016.
4.2*	Indenture Supplement between IPALCO Enterprises, Inc. and The Bank of New York Trust Company, N.A., as Trustee, dated April 15, 2008, to the Indenture of Trust between IPALCO Enterprises, Inc. and The Bank of New York Trust Company dated November 14, 2001.
4.3*	Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Trust Company, N.A., as Collateral Agent, dated April 15, 2008 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Trust Company dated November 14, 2001.
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certification required by Rule 13a-14(b) or 15d-14(b).
*Incorporated by reference to IPALCO’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.
(Registrant)

Date:	May 8, 2008	By:	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Vice President and Controller
(Principal Financial Officer and Principal Accounting Officer)