Form 10-Q
period 2008-06-30
IPALCO ENTERPRISES, INC.
filed 2008-08-07
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
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

At August 7, 2008, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.
Quarterly Report on Form 10-Q
June 30, 2008

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

Most of these factors affect us through our consolidated subsidiary Indianapolis Power & Light Company. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. Forward-looking statements speak only as of the date the statements are made. Except as required under the federal securities laws and rules and regulations of the Securities and Exchange Commission, we undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future events or otherwise. We caution you not to unduly rely on the forward-looking statements when evaluating the information presented herein

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

UTILITY OPERATING REVENUES	$267,328	$258,430	$516,361	$521,067

UTILITY OPERATING EXPENSES:
Operation:
Fuel	65,420	61,917	130,552	121,959
Other operating expenses	48,221	40,885	93,574	81,065
Power purchased	12,240	8,882	27,117	24,302
Maintenance	26,610	21,978	50,249	42,223
Depreciation and amortization	43,618	35,431	80,525	70,320
Taxes other than income taxes	9,965	10,846	20,885	20,986
Income taxes-net	18,328	27,133	34,042	55,710
Total utility operating expenses	224,402	207,072	436,944	416,565
UTILITY OPERATING INCOME	42,926	51,358	79,417	104,502

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	198	1,418	432	2,244
Other - net	(1,882)	(67)	(2,899)	(283)
Income tax benefit - net	13,296	6,443	20,516	12,957
Total other income and (deductions) - net	11,612	7,794	18,049	14,918

INTEREST AND OTHER CHARGES:
Interest on long-term debt	43,039	28,185	73,023	55,767
Other interest	215	497	429	1,422
Allowance for borrowed funds used during construction	(227)	(1,178)	(690)	(1,918)
Amortization of redemption premiums and expense on debt	1,347	800	2,102	1,583
Preferred dividends of subsidiary	804	804	1,607	1,607
Total interest and other charges-net	45,178	29,108	76,471	58,461
NET INCOME AND TOTAL COMPREHENSIVE INCOME	$9,360	$30,044	$20,995	$60,959

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Balance Sheets
(In Thousands)

	June 30,	December 31,
	2008	2007
ASSETS
UTILITY PLANT:
Utility plant in service	$3,892,322	$3,849,648
Less accumulated depreciation	1,628,396	1,572,684
Utility plant in service - net	2,263,926	2,276,964
Construction work in progress	68,396	68,678
Spare parts inventory	1,361	1,173
Property held for future use	591	591
Utility plant - net	2,334,274	2,347,406

OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	701	702
Other investments	10,288	10,422
Other assets - net	10,989	11,124

CURRENT ASSETS:
Cash and cash equivalents	44,394	7,743
Short-term investments	10,880	2,100
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $1,752 and $1,882, respectively)	68,325	70,429
Fuel - at average cost	26,742	22,326
Materials and supplies - at average cost	54,259	53,387
Financial Transmission Rights (Note 5)	15,041	1,553
Net income tax receivable	3,791	7,044
Deferred tax asset - current	4,603	3,765
Regulatory assets	7,485	20,571
Prepayments and other current assets	12,347	8,235
Total current assets	247,867	197,153

DEFERRED DEBITS:
Regulatory assets	261,658	265,394
Miscellaneous	25,203	20,864
Total deferred debits	286,861	286,258
TOTAL	$2,879,991	$2,841,941

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Pain in Capital	7,517	6,778
Accumulated deficit	(30,190)	(18,016)
Total common shareholder’s deficit	(22,673)	(11,238)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,665,792	1,271,558
Total capitalization	1,702,903	1,320,104

CURRENT LIABILITIES:
Line of credit and current portion of long-term debt	-	376,000
Accounts payable	63,267	58,217
Accrued expenses	27,422	24,215
Accrued real estate and personal property taxes	29,834	20,278
Regulatory liabilities	28,149	2,774
Accrued interest	26,157	23,889
Customer deposits	16,311	16,042
Other current liabilities	7,732	7,557
Total current liabilities	198,872	528,972

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Accumulated deferred income taxes - net	388,082	394,570
Non-current income tax liability	8,384	23,759
Regulatory liabilities	458,461	445,072
Unamortized investment tax credit	16,432	17,652
Accrued pension and other postretirement benefits	86,088	89,368
Miscellaneous	20,769	22,444
Total deferred credits and other long-term liabilities	978,216	992,865

COMMITMENTS AND CONTINGENCIES (Note 10)
TOTAL	$2,879,991	$2,841,941

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATIONS:
Net income	$20,995	$60,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,769	69,186
Amortization of regulatory assets	5,513	3,359
Deferred income taxes and investment tax credit adjustments - net	(19,052)	(5,978)
Tender premium expensed as interest	13,852	-
Preferred dividends of subsidiary	1,607	1,607
Allowance for equity funds used during construction	(368)	(2,200)
Change in certain assets and liabilities:
Accounts receivable	2,105	(673)
Fuel, materials and supplies	(5,289)	4,524
Income taxes receivable or payable	3,253	4,748
Financial transmission rights	(13,489)	-
Accounts payable and accrued expenses	14,329	1,280
Accrued real estate and personal property taxes	9,556	3,282
Accrued interest	2,268	(110)
Pension and other postretirement benefit expenses	(3,692)	2,674
Short-term and long-term regulatory assets and liabilities	31,869	1,663
Other - net	(3,725)	(8,573)
Net cash provided by operating activities	137,501	135,748

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(58,638)	(101,730)
Change in restricted cash	6	(63,415)
Purchase of environmental emissions allowances	-	(1,298)
Purchase of short-term investments	(55,032)	(63,750)
Proceeds from sales and maturities of short-term investments	46,420	56,591
Other	(1,562)	(5,035)
Net cash used in investing activities	(63,806)	(178,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings - net	(1,000)	(75,000)
Long-term borrowings	394,105	164,985
Retirement of long-term debt (including redemption premium)	(388,852)	-
Dividends on common stock	(32,757)	(30,200)
Preferred dividends of subsidiary	(1,607)	(1,607)
Other	(6,933)	(2,242)
Net cash cash provided by (used in) financing activities	(37,044)	55,936
Net change in cash and cash equivalents	36,651	13,047
Cash and cash equivalents at beginning of period	7,743	8,645
Cash and cash equivalents at end of period	$44,394	$21,692

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$70,968	$56,962
Income taxes	$29,045	$43,984

See notes to unaudited consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Consolidated Financial Statements

For a list of certain abbreviations or acronyms used in the Notes to Unaudited Consolidated Financial Statements, see “Item 1B. Defined Terms” included in Part I - Financial Information of this Form 10-Q.

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

3. NEW ACCOUNTING PRONOUNCEMENTS

SFAS 157 “Fair Value Measurements”

In September 2006, the FASB released SFAS 157 to define fair value, establish a framework for measuring fair value in accordance with GAAP, and expand disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the Financial Accounting Standard Board issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, IPALCO partially adopted SFAS 157.  As permitted by the FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157,” IPALCO elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities, such as goodwill and asset retirement obligations until January 1, 2009.  The partial adoption of SFAS 157 did not have a material impact on IPALCO’s results of operations, cash flows or financial position.  Please see Note 5 “Fair Value Measurements” for the additional disclosures required by SFAS 157. We are currently assessing the potential impact that the adoption of the remaining provisions of SFAS 157 may have on IPALCO’s financial statements.

SFAS 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS 160, which requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and non-controlling interests be treated as equity. SFAS 160 is effective for IPALCO beginning January 1, 2009. The adoption of SFAS 160 is currently not expected to have a material effect on IPALCO’s consolidated financial position and results of operations.

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS 161, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on IPALCO’s financial position, operations, and cash flows. SFAS 161 is effective for IPALCO beginning January 1, 2009. We are currently assessing the potential impact that the adoption of SFAS 161 may have on IPALCO’s financial statements.

4. Regulatory Matters

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

In IPL’s four most recently approved FAC filings, the IURC found that IPL’s rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. In addition, in IPL’s June 2008 FAC filing (FAC 80), which has not yet been approved by the IURC, IPL’s rolling annual jurisdictional retail electric net operating income was calculated to be greater than the authorized annual jurisdictional net operating income by $4.7 million for the twelve months ended April 30, 2008. Because IPL has a cumulative net operating income deficiency, it has not been required to make customer refunds in its FAC proceedings. However, even though it has a cumulative net operating income deficiency, the IURC may still review IPL’s basic rates and charges on a prospective basis at any time it chooses.

In December 2007, IPL received a letter from the staff of the IURC requesting information relevant to the IURC’s periodic review of IPL’s basic rates and charges and IPL subsequently provided information to the staff. Since IPL’s cumulative net operating income deficiency (described above) requires no customer refunds in the FAC process, the IURC staff was concerned that the higher than usual 2007 earnings may continue in the future. In an effort to allay staff’s concerns, IPL proposed in its March and June 2008 FAC filings (FAC 79 and 80) prospective credits to its retail customers totaling $30 million and $2 million, respectively. Consistent with these proposals, IPL recorded a $30 million deferred fuel regulatory liability in March 2008 and a $2 million deferred fuel regulatory liability in June 2008, with corresponding and respective reductions against revenues. In May 2008, the IURC approved IPL’s FAC 79, including the $30 million credit. The credit provides an offset against fuel charges customers would otherwise pay in the billing months of June, July and August of 2008, with approximately $8.4 million being applied in June 2008. If IPL’s request for a credit in FAC 80 is approved, it will provide an offset against fuel charges customers would otherwise pay in the billing months of September, October and November of 2008. The proposed $2.0 million credit is subject to the IURC approval.

In IPL’s March 2006 FAC proceeding (FAC 71), a consumer advocacy group representing some of IPL’s industrial customers requested that a sub-docket be established. IPL and the customer group entered into an agreement regarding the scope of the sub-docket which agreement was approved by the IURC in its May 2006 order in IPL’s FAC 71 proceeding. The agreement defines the scope of the sub-docket as “any issue related to FAC 71” and includes illustrative examples including: review of the Midwest Independent Transmission System Operator, Inc. components of the cost of fuel, review of projection of the Midwest ISO components of the cost of fuel, review of IPL’s generation and demand bidding practices, review of allocation of fuel and other costs, review of compliance with Indiana Code 8-1-2-42(d) and review of IPL’s Elect Plan, all as they relate to FAC 71 only. Because of the uncertain outcome of the FAC 71 sub-docket, the IURC Orders in IPL’s FAC 71 proceeding and subsequent FAC proceedings (through FAC 79) approved IPL’s FAC factors on an interim basis, subject to refund. An attorney’s conference was held in June 2008, when a procedural schedule was set for the parties to file their cases-in-chief and for the evidentiary hearing. The IURC’s Orders in IPL’s FAC 77, 78 and 79 proceedings also set IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of the FERC proceeding regarding Revenue Sufficiency Guarantee Second Pass charges and any subsequent appeals or future order of the IURC. We cannot predict what refunds, if any, may be required, or for what period of time.

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

Wind Power Purchase Agreement

In April 2008, IPL entered into a power purchase agreement for 20 years of approximately 100 MW of wind generated electricity with Hoosier Wind Project, LLC, a subsidiary of enXco, Inc. The contract is contingent, among other things, on the IURC approval of cost recovery via a cost recovery mechanism similar to the FAC and the extension of the federal production tax credit for qualified renewable energy producers. In April 2008, IPL filed the request with the IURC for such recovery. No assurance can be given at this time as to whether or not the IURC will approve the request. This agreement, if approved, would help IPL to diversify the resources available to serve its customers in light of potential greenhouse gas and renewable portfolio standards legislation. Renewable portfolio standards, which would require a certain percentage of an electric utility’s electricity to come from renewable sources by a given date, have been considered at both the state and federal levels. However, it is currently unclear what future legislation IPL might face related to renewable portfolio standards.

5. FAIR VALUE MEASUREMENTS

SFAS 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In accordance with SFAS 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of June 30, 2008:

	Fair Value Measurements at June 30, 2008, Using
	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Short-term investments	$7,830	$3,050	$-
Financial transmission rights	-	-	15,041
Other derivative assets	-	-	205
Total financial assets measured at fair value	$7,830	$3,050	$15,246

Financial liabilities:
Interest rate swap	$-	$-	$4,908
Other financial instruments	-	-	185
Total financial liabilities measured at fair value	$-	$-	$5,093

The following table sets forth a reconciliation of financial instruments classified as Level 3 in the fair value hierarchy:

Derivative Financial Instruments, net asset (liability)
(In Thousands)

Balance at January 1, 2008	$(4,671)
Unrealized gains (losses) recognized in earnings	(221)
Unrealized gain recognized as a regulatory liability	1,557
Issuances and settlements, net	13,488
Balance at June 30, 2008	$10,153

Valuation Techniques

As of June 30, 2008, our available-for-sale securities consisted of $7.8 million of variable-rate demand notes and $3.1 million of auction rate securities, which are included in short-term investments on our unaudited Consolidated Balance Sheets. Our variable-rate demand notes are measured using quoted market prices. Due to recent events in the U.S. credit markets, we held $9.1 million of auction rate securities that experienced failed auctions during the first quarter of 2008. In the second quarter, $6.0 million of the auction rate securities were redeemed. We continue to hold $3.1 million of auction rate securities that experienced failed auctions during the first half of 2008. As described in our Form 10-Q for the quarterly period ended March 31, 2008, such securities were valued using quoted market prices, but due to the illiquid nature of such investments in the current market, we have classified them as Level 2.

Derivative assets included $15.0 million of Financial Transmission Rights. In connection with IPL’s participation in the Midwest ISO, in the second quarter of each year IPL is granted financial instruments that can be converted into cash or FTR’s based on IPL’s forecasted peak load for the period. FTR’s are used in the Midwest ISO market to hedge IPL’s exposure to congestion charges, which result from constraints on the transmission system. IPL converted all of these financial instruments into FTR’s during the second quarter of 2008. IPL’s FTR’s are valued at the cleared auction prices for FTR’s in the Midwest ISO’s annual auction. The fair value assigned to the FTR’s is considered a Level 3 input under the fair value hierarchy required by SFAS 157. An offsetting regulatory liability has been recorded as management believes that these costs will be refunded in rates, through the FAC. As such, there is no impact on our unaudited Consolidated Statements of Income.

6. REGULATORY ASSETS and Liabilities

Deferred Fuel

Deferred fuel costs are a component of current regulatory assets or liabilities and are expected to be recovered from or credited to retail customers through future FAC proceedings. IPL records deferred fuel in accordance with standards prescribed by the Federal Energy Regulatory Commission. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL’s FAC and actual fuel and purchased power costs. IPL is generally permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL’s rates are adjusted. Additionally, as discussed in Note 4, “Regulatory Matters,” in IPL’s FAC 79 and 80, IPL proposed prospective credits to its retail customers totaling $32 million. Consistent with these proposals, IPL has recorded $32 million as reductions against revenues with corresponding deferred fuel regulatory liabilities, which are being reduced as the credits are applied. Including these credits, IPL had deferred fuel liabilities of $12.6 million at June 30, 2008, which are included in regulatory liabilities (current) on the accompanying unaudited Consolidated Balance Sheets. IPL had deferred fuel assets of $13.2 million at December 31, 2007, which is included in regulatory assets (current) on the accompanying unaudited Consolidated Balance Sheets.

Financial Transmission Rights

As discussed in Note 5, “Fair Value Measurements,” IPL has recorded a current regulatory liability on the accompanying unaudited Consolidated Balance Sheets related to FTRs that it has been granted by the Midwest ISO. The regulatory liability (current) balance related to FTRs was $15.0 million and $1.6 million at June 30, 2008 and December 31, 2007, respectively. The $13.4 million increase is primarily because IPL was granted $17.1 million of FTRs by the Midwest ISO in the second quarter of 2008.

7. INDEBTEDNESS

IPALCO’s Senior Secured Notes

In April 2008, IPALCO completed the sale of $400 million aggregate principal amount of 7.25% Senior Secured Notes due April 1, 2016 pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2016 IPALCO Notes were issued pursuant to an Indenture dated April 15, 2008, by and between IPALCO and The Bank of New York Trust Company, N.A., as trustee. In connection with this issuance, IPALCO conducted a Tender Offer to repurchase for cash any and all of IPALCO’s outstanding 8.375% Senior Secured Notes due November 14, 2008 (original coupon 7.375%), of which $375 million were outstanding.

The 2016 IPALCO Notes were sold at 98.526% of par resulting in net proceeds of $394.1 million. The $5.9 million discount is being amortized through 2016 using the effective interest method. We used these net proceeds to repurchase all of the outstanding 2008 IPALCO Notes through the Tender Offer and subsequent redemption of all remaining notes not tendered. The proceeds were also used to pay the early tender premium of $13.9 million (included in Interest on long-term debt in the accompanying unaudited Consolidated Statements of Income) and other fees and expenses related to the Tender Offer and the redemption of the 2008 IPALCO Notes and the issuance of the 2016 IPALCO Notes.

In addition, IPALCO solicited and received consents to amend the applicable indenture with respect to the 2008 IPALCO Notes and entered into the Indenture Supplement dated April 15, 2008, with The Bank of New York Trust Company, N.A., as trustee, to the Indenture between the parties dated November 14, 2001. The Indenture Supplement amends the Original Indenture with respect to the 2008 IPALCO Notes to eliminate substantially all of the restrictive covenants, several affirmative covenants and certain events of default, modify the covenant regarding mergers, consolidations and sales of IPALCO’s assets and eliminate or modify certain other provisions.

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

8. INCOME TAXES

In May 2008, we received notification that the Joint Committee on Taxation completed their review of our method of capitalizing indirect service costs for tax years ended December 31, 2001 through December 31, 2004 and took no exception to the settlement as proposed by the U.S. Internal Revenue Service. The resolution of this tax position resulted in a decrease in our unrecognized tax benefits by approximately $14 million. The impact was recorded in the second quarter of 2008 by decreasing our non-current income tax liability by approximately $16 million, increasing our income taxes currently payable by approximately $6 million, increasing our accumulated deferred income taxes by approximately $9 million and decreasing income tax expense by approximately $1 million.

9. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following tables present information relating to the Employees’ Retirement Plan of Indianapolis Power & Light Company and the Supplemental Retirement Plan of Indianapolis Power & Light Company, which are combined and shown as Pension Benefits. The following tables also present information relating to Other Postretirement Benefits:

	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
Net funded status of plans:
Net funded status at December 31, 2007, before tax adjustments	$(78,634)	$(10,137)
Net benefit cost components reflected in net funded status during quarter:
Service cost	(1,749)	(279)
Interest cost	(10,107)	(161)
Expected return on assets	10,497	-
Employer contributions during quarter	335	60
Net funded status at March 31, 2008, before tax adjustments	$(79,658)	$(10,517)
Net benefit cost components reflected in net funded status during quarter:
Service cost	(1,312)	(279)
Interest cost	(7,566)	(161)
Expected return on assets	7,858	-
SFAS 88 settlement accounting re-actuarial valuation - supplemental plan	(388)	-
Employer contributions during quarter	5,000	67
Net funded status at June 30, 2008, before tax adjustments	$(76,066)	$(10,890)

Regulatory assets (liabilities) related to pensions (1):
Regulatory assets (liabilities) at December 31, 2007, before tax adjustments	$89,589	$(1,465)
Amount reclassified through net benefit cost:
Amortization of net actuarial gain/(loss)	(456)	4
Amortization of prior service credit/(cost)	(956)	14
Regulatory assets (liabilities) at March 31, 2008, before tax adjustments	$88,177	$(1,447)
SFAS 88 settlement accounting re-actuarial valuation - supplemental plan	388	-
Amount reclassified through net benefit cost:
Amortization of net actuarial (loss) - SFAS 88 recognition	(429)	-
Amortization of net actuarial gain/(loss) - monthly amortization	(342)	5
Amortization of prior service credit/(cost) - monthly amortization	(717)	14
Regulatory assets (liabilities) at June 30, 2008, before tax adjustments	$87,077	$(1,428)

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

Effective for fiscal years ending after December 15, 2008, Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R” requires plan assets and liabilities to be measured as of fiscal year-end. The Pension Plans had a measurement date of November 30 for the fiscal year ended December 31, 2007. Therefore, in accordance with SFAS 158, IPL has elected to change the Pension Plans’ measurement date from November 30 to December 31, effective December 31, 2008. SFAS 158 gives employers two methods for changing their measurement dates: (1) The “remeasurement method,” which would require assets and liabilities to be remeasured at the end of the preceding fiscal year (December 31, 2007) or (2) A simplified “13-month method,” that avoids a remeasurement at the start of the transition year.

Under either option, the plan must book an adjustment to retained earnings to reflect net periodic cost for the “gap period” (December 1, 2007 to December 31, 2007). IPL elected the simplified “13-month method” for remeasurement. The “gap period” adjustment is booked as an adjustment to retained earnings to reflect net periodic cost for the “gap period” of $0.4 million, net of income taxes, and Accumulated Other Comprehensive Income or Loss, to the extent it includes amortization components and does not flow through earnings or income. Under the 13-month method, no adjustment is required to Accumulated Other Comprehensive Income or Loss for gains and losses arising during the gap period. Amounts that would otherwise be charged/credited to Accumulated Other Comprehensive Income or Loss upon application of SFAS 158 are recorded as a regulatory asset or liability because IPL has historically recovered and currently recovers pension and other postretirement benefit expenses in rates. These are unrecognized amounts yet to be recognized as components of net periodic benefit costs.

Pension Expense

The following table presents the “gap period” adjustment that was booked to IPL’s January 1, 2008 beginning retained earnings. The information relates to the Pension Plans (combined):

(In Thousands)
Components of net periodic benefit cost:
Service cost	$437
Interest cost	2,527
Expected return on plan assets	(2,624)
Amortization of actuarial loss	114
Amortization of prior service cost	239
Net periodic benefit cost	$693

The following table presents Net Periodic Benefit Cost information relating to the Pension Plans combined:

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30,
	2008	2007	2008	2007
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,312	$1,472	$2,624	$2,943
Interest cost	7,566	7,152	15,146	14,304
Expected return on plan assets	(7,858)	(7,703)	(15,731)	(15,406)
Amortization of actuarial loss(1)	771	1,409	1,113	2,818
Amortization of prior service cost	717	687	1,434	1,374
Net periodic benefit cost	$2,508	$3,017	$4,586	$6,033

(1)Includes $429,000 Statement of Financial Accounting Standards No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” settlement loss as a result of a lump sum distribution paid out of the Supplemental Pension Plan for the three months and six months ended June 30, 2008.

Other Postretirement Employee Benefits and Expense

The SFAS 158 measurement date requirement has no effect on the other postretirement benefit plan since the measurement date for that plan was December 31 for the fiscal year ended December 31, 2007. Therefore, no “gap period” adjustment is required for the other postretirement benefit plan.

The following table presents Net Periodic Benefit Cost information relating to other postretirement benefits:

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30,
	2008	2007	2008	2007
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$279	$330	$558	$661
Interest cost	161	145	322	290
Amortization of actuarial loss	(5)	-	(9)	-
Amortization of prior service cost	(14)	2	(28)	3
Net periodic benefit cost	$421	$477	$843	$954

10. COMMITMENTS AND CONTINGENCIES

Please see Note 4, “Regulatory Matters - Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income” for a discussion of the deferred fuel regulatory liabilities recorded for credits to IPL’s retail customers.

Legal

As of June 30, 2008 and December 31, 2007, IPL was a defendant in approximately 114 pending lawsuits, alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant” in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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

Environmental

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure you that we have been or will be at all times in full compliance with such laws, regulations and permits; however, we do not believe any currently open investigations will result in fines material to our results of operations or financial position.

Clean Air Interstate Rule

As discussed in our 2007 Form 10-K, in March 2005 the U.S. Environmental Protection Agency finalized the CAIR, which imposes restrictions against polluting the air of downwind states. The CAIR established a two-phase regional “cap and trade” program for SO2 and NOx emissions that would require the largest reduction in air pollution in more than a decade. CAIR covers 28 eastern states, including Indiana, and the District of Columbia. In July 2008, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded the federal CAIR to the EPA. The ruling could be appealed either to the full bench (en banc) of the U.S. Court of Appeals for the D.C. Circuit or to the U.S. Supreme Court.  Thus, it is not clear what impact this ruling will have on our business, results of operations or financial position.

Clean Air Mercury Rule

As discussed in our 2007 Form 10-K, in March 2005, the EPA finalized the federal CAMR that required utilities to reduce mercury emissions from new and existing coal fired power plants. The rule created “standards of performance” limiting mercury emissions from utilities and established a staged approach for reductions via a “cap and trade” program. In February 2008, the U.S. Court of Appeals for the D.C. Circuit vacated the federal CAMR, requiring the EPA to promulgate a new mercury emissions rule which presumably will not include a “cap-and trade” program. Subsequently, in July 2008, the Indiana Office of the Attorney General issued an Advisory Letter No. 08-17 regarding implementation and enforcement of the Indiana CAMR, which resulted in the Indiana Department of Environmental Management providing a formal opinion that the Indiana CAMR should not be enforced. As a result, IPL will not be required to meet either the mercury emission reduction requirements or install mercury monitors until such time as there is either judicial or regulatory finality.

Clean Coal Technology Filings

In April 2008, in response to an updated Plan filed by IPL, the IURC issued an Order approving recovery of capital expenditures of approximately $92.7 million over the next three years. The $92.7 million approved by the IURC includes $90.0 million to install and/or upgrade CCT to further reduce SO2 and mercury emissions at IPL’s Petersburg generating station and $2.7 million for mercury emissions monitoring equipment at IPL’s coal-fired power plants. IPL currently estimates the installation and/or upgrade of CCT to further reduce SO2 and mercury emissions at its Petersburg generating station will cost approximately $98.5 million. IPL intends to seek recovery of any prudent costs incurred on this project above the currently authorized $90.0 million; however, there can be no assurance that such recovery will be granted. The IURC also approved the ratemaking treatment applicable to qualified pollution control property to be recovered through an Environmental Compliance Cost Recovery Adjustment, similar to that which IPL has received in previous environmental filings. Such treatment includes a return on the construction costs and recovery of depreciation expenses and operation and maintenance expenses associated with these projects. The IURC also granted IPL the authority to add the approved return on its environmental projects to IPL’s authorized annual jurisdictional net operating income in subsequent FAC proceedings.

The installation and upgrade of CCT to further reduce SO2 and mercury emissions at IPL’s Petersburg generating station is expected to begin in 2009 and to be in service during the second quarter of 2010. However, because the federal CAIR has been vacated, as discussed above, IPL is reevaluating its options and it is not yet clear whether or not there will be material change to its CCT plans for SO2 and NOx. The installation of the mercury emissions monitoring equipment at IPL’s coal-fired power plants is also under review given that the mercury monitoring requirements under the Indiana Clean Air Mercury Rules are uncertain as a result of the federal CAMR being vacated and the opinion letter from the Indiana Office of Attorney General, as discussed above. Until there is greater regulatory clarity around its obligations, IPL has tentatively suspended its plan to install mercury monitors.

11. RELATED PARTY TRANSACTIONS

In the first quarter of 2008, IPL exchanged 20,661 SO2 environmental air emissions allowances for 20,718 SO2 environmental air emissions allowances with wholly-owned subsidiaries of AES. Because the transactions lacked commercial substance and were between entities under common control, the exchanges have been accounted for by IPL at their historical cost. This transaction did not have a material impact on our results of operations or financial condition.

12. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. Utility net income for the three months ended June 30, 2008 and 2007 was $28.6 million and $40.6 million, respectively and for the six months ended June 30, 2008 and 2007 was $50.8 million and $82.3 million, respectively. The nonutility category primarily includes the 2008 IPALCO Notes, the $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 and 2016 IPALCO Notes; approximately $7.9 million and $1.7 million of nonutility cash and cash equivalents, as of June 30, 2008 and December 31, 2007, respectively; short-term and long-term nonutility investments (including EnerTech Capital Partners II L.P.) of $9.4 million and $11.5 million at June 30, 2008 and December 31, 2007, respectively; and income taxes and interest related to those items. There was no nonutility operating income during the periods covered by this report. However, the nonutility operating segment had a net loss of $18.4 million and $9.7 million for the three months ended June 30, 2008 and 2007, respectively and $28.2 million and $19.8 million for the six months ended June 30, 2008 and 2007, respectively. Nonutility assets represented less than 1% of IPALCO’s total assets as of June 30, 2008 and December 31, 2007. There were no nonutility capital expenditures during the three months and six months ended June 30, 2008 and 2007. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

ITEM 1B. DEFINED TERMS

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report on Form 10-Q:

2008 IPALCO Notes	$375 million of 8.375% (original coupon 7.375%) Senior Secured Notes due November 14, 2008
2016 IPALCO Notes	$400 million of 7.25% Senior Secured Notes due April 1, 2016
AES	The AES Corporation
BART	Best Available Retrofit Technology
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCT	Clean Coal Technology
CO2	Carbon Dioxide
DSM	Demand-Side Management
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Charges
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Right
GAAP	Accounting Principles Generally Accepted in the United States of America
Indenture Supplement

Indenture Supplement between IPALCO Enterprises, Inc. and The Bank of New York Trust Company, N.A., as Trustee, dated April 15, 2008, to the Indenture of Trust between IPALCO Enterprises, Inc. and The Bank of New York Trust Company dated November 14, 2001

IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hour
Mid-America	Mid-America Capital Resources, Inc.
Midwest ISO	Midwest Independent Transmission System Operator, Inc.
MW	Megawatt
NOx	Nitrogen Oxides
Original Indenture	Indenture of Trust between IPALCO Enterprises, Inc. and The Bank of New York Trust Company dated November 14, 2001
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
SFAS 88	Statement of Financial Accounting Standards No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”
SFAS 157	Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”
SFAS 158	Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R”
SFAS 160	Statement of Financial Accounting Standards No. 88 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”
SFAS 161	Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”
SO2	Sulfur Dioxide
Tender Offer	A tender offer to repurchase for cash any and all of IPALCO’s outstanding 8.375% Senior Secured Notes due November 14, 2008 (original coupon 7.375%)
VEBA Trust	Voluntary Employee Beneficiary Association Trust

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited Consolidated Financial Statements and the notes thereto included in “Item 1. Financial Statements” included in Part I - Financial Information of this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see “Cautionary Note Regarding Forward - Looking Statements” at the beginning of this Form 10-Q. For a list of certain abbreviations or acronyms used in this discussion, see “Item 1B. Defined Terms” included in Part I - Financial Information of this Form 10-Q.

Description of the Company

IPALCO Enterprises, Inc. is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is Indianapolis Power & Light Company, a regulated utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc., is the holding company for our unregulated activities. Mid-America’s only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund, with a recorded value of $6.8 million as of June 30, 2008 and December 31, 2007. Our business segments are utility and nonutility.

We are primarily engaged in generating, transmitting, distributing and selling electric energy to approximately 470,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana. We have an exclusive right to provide electric service to those customers. We own and operate four generating stations, all within the state of Indiana. More than 99% of our total electricity produced was generated from coal. Natural gas and fuel oil combined to provide the remaining kWh generation (primarily for peaking capacity). Our net electric generation capability for winter and summer is 3,492 MW and 3,353 MW, respectively. Our corporate mission is to serve our customers’ needs for electric power in ways that provide exceptional value to our customers, shareholders, people and communities.

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

Comparison of three months ended June 30, 2008 and three months ended June 30, 2007

Net income during the three months ended June 30, 2008 of $9.4 million decreased $20.6 million from net income of $30.0 million during the same period in 2007. The following discussion highlights significant factors contributing to this change.

Utility Operating Revenues

Utility operating revenues increased in 2008 during the three months ended June 30, 2008 compared to the same period in 2007 by $8.9 million, which resulted from the following changes (dollars in thousands):

	Three months ended June 30,		Change	Percent Change
	2008	2007

Utility Operating Revenue
Retail Revenues	$244,132	$232,583	$11,549	5.0%
Wholesale Revenues	18,674	20,697	(2,023)	(9.8)%
Miscellaneous Revenues	4,522	5,150	(628)	(12.2)%
Total Utility Operating Revenues	$267,328	$258,430	$8,898	3.4%

Heating Degree Days	521	476	45	9.5%
Cooling Degree Days	290	446	(156)	(35.0)%

The 3.4% increase in utility operating revenues was primarily due to a 5.0% increase in retail revenues. This increase is net of a $2.0 million regulatory liability recorded in June 2008 for a proposed credit to IPL’s retail customers. See “Liquidity and Capital Resources - Regulatory Matters - Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income” for further information regarding the credit.

Excluding the effect of the $2.0 million credit, retail revenues increased by 5.8% ($13.6 million) primarily due to a 12.5% increase in the weighted average price per kWh sold ($30.5 million) partially offset by a 5.9% decrease in the quantity of kWh sold ($16.9 million). The increase in the weighted average price of kWhs sold was primarily due to a $12.5 million increase in revenues related to our Clean Coal Technology projects, a $9.9 million increase in fuel revenues, and an $6.2 million increase in the weighted average price per kWh rate charged to our residential and commercial customers excluding fuel recovery and revenues related to our CCT projects. The increase in fuel revenues is offset almost entirely with increased fuel and purchased power expenses attributable to serving our jurisdictional retail customers (see discussion in “Utility Operating Expenses”). Our declining block rate structure generally provides for residential and commercial customers to be charged a lower price per kWh rate at higher consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases. The decrease in the quantity of retail kWhs sold was primarily due to the 35.0% decrease in cooling degree days during the comparable periods.

The 9.8% decrease in wholesale revenues is primarily due to a 22.1% decrease in the quantity of kWh sold ($5.3 million), partially offset by a 15.8% increase in the weighted average price per kWh sold ($3.3 million).  The decrease in quantity was primarily due to the timing and duration of generating unit maintenance outages. The quantity and price of wholesale kWh sales are also impacted by the ability of our generation to be dispatched by the Midwest Independent Transmission System Operator, Inc. at wholesale prices that are above our variable costs and the amount of electricity we have available to sell in the wholesale market.  Our ability to be dispatched in the Midwest ISO market is primarily impacted by the locational market price of electricity and variable generation costs.  The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended June 30, 2007 to the three months ended June 30, 2008 (in millions):

Operating Expenses for the three months ended June 30, 2007	$207.1
Increase in depreciation and amortization	8.2
Increase in other operating expenses	7.3
Increase in maintenance expenses	4.6
Increase in fuel	3.5
Increase in power purchased	3.4
Decrease in income taxes - net	(8.8)
Decrease in taxes other than income taxes	(0.9)
Operating Expenses for the three months ended June 30, 2008	$224.4

The $8.2 million increase in depreciation and amortization was primarily due to an increase in depreciation expense, net of amounts deferred for future recovery, related to CCT placed into service in September 2007 at our Harding Street generating station.

The increase in other operating expenses was primarily due to increased operating expenses related to our CCT projects ($2.8 million), wages and employee benefits ($2.2 million), and consulting fees and other contract labor ($1.0 million). The increase in maintenance expenses is primarily due to the timing of scheduled generating unit maintenance outages and an increase in maintenance on overhead lines primarily as a result of increased storm damage.

The increase in fuel was partially due to an increase in actual fuel costs of $1.2 million due to a 9.9% increase in the cost of coal resulting primarily from a price reopener on one of our large coal contracts, as well as increases in the diesel component of coal prices and increases in coal transportation costs.  This increase is partially offset by a 10.4% decrease in the quantity of coal consumed due to a decrease in generation of 8.8%. There was also a $1.3 million increase in deferred fuel costs. Deferred fuel costs are the result of variances between estimated fuel and purchased power costs in our Fuel Adjustment Charges and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted. (See also “Liquidity and Capital Resources - Regulatory Matters - Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income.”) Deferred fuel costs are recorded in Fuel on the accompanying unaudited Consolidated Statements of Income. There was also an additional $0.8 million increase in fuel due to increased ash disposal transportation costs.

The increase in power purchased was due to an 80.4% increase in the volume of power purchased during the period ($7.2 million) partially offset by a decrease in the market price of purchased power ($3.8 million). The volume of power purchased increased primarily due to the timing and duration of outages in 2007 and 2008 and because at times in 2008 it was less expensive for us to buy power in the market than to produce it ourselves. The decreased market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased.

The $8.8 million decrease in income tax expense was primarily due to a decrease in pretax net operating income.

Other Income and Deductions

Other income and deductions increased $3.8 million from income of $7.8 million in 2007 to income of $11.6 million in 2008. Included in this increase is a $6.9 million increase in the income tax benefit, primarily due to the increase in interest on long-term debt.  This increase is partially offset by a $1.8 million decrease in Other-net deductions due to various individually immaterial items. There was also a $1.2 million decrease in the allowance for equity funds used during construction primarily due to decreased capital expenditures in 2008 compared to 2007.

Interest and Other Charges

Interest and other charges increased $16.1 million for the three months ended June 30, 2008 from the same period in 2007. This increase is primarily due to a $13.9 million early tender premium related to the repurchase of the $375 million of 8.375% (original coupon 7.375%) Senior Secured Notes due November 14, 2008. There was an additional $1.3 million increase due to a weighted average increase in the amount of long-term debt we had outstanding in the comparable periods, partially offset by a $0.8 million decrease due to lower interest rates. In addition, allowance for funds used during construction has decreased $1.0 million due to decreased construction activity in 2008 compared to 2007.

Comparison of six months ended June 30, 2008 and six months ended June 30, 2007

Net income during the six months ended June 30, 2008 of $21.0 million decreased $40.0 million from net income of $61.0 million during the same period in 2007. The following discussion highlights significant factors contributing to change in net income.

Utility Operating Revenues

Utility operating revenues decreased in 2008 during the six months ended June 30, 2008 compared to the same period in 2007 by $4.7 million, which resulted from the following changes (dollars in thousands):

	Six months ended June 30,		Change	Percent Change
	2008	2007

Utility Operating Revenue
Retail Revenues	$472,921	$475,854	$(2,933)	(0.6)%
Wholesale Revenues	33,603	35,530	(1,927)	(5.4)%
Miscellaneous Revenues	9,837	9,683	154	1.6%
Total Utility Operating Revenues	$516,361	$521,067	$(4,706)	(0.9)%

Heating Degree Days	3,409	3,242	167	5.2%
Cooling Degree Days	290	464	(174)	(37.5)%

The 0.9% decrease in utility operating revenues was primarily due to a 0.6% decrease in retail revenues. The decrease includes $32.0 million in deferred fuel regulatory liabilities recorded in 2008 for credits to IPL’s retail customers. See “Liquidity and Capital Resources - Regulatory Matters - Fuel Adjustment Charge and Authorized Jurisdictional Net Operating Income” for further information regarding the credit.

Excluding the effect of the $32.0 million credits, retail revenues increased by 6.1% ($29.1 million) primarily due to a 7.7% increase in the weighted average price per kWh sold ($37.1 million) partially offset by a 1.5% decrease in the quantity of kWh sold ($8.0 million). The increase in the weighted average price of kWhs sold was primarily due to a $19.7 million increase in revenues related to our CCT projects, and a $13.7 million increase in fuel revenues. The increase in fuel revenues is offset almost entirely with increased fuel and purchased power expenses attributable to serving our jurisdictional retail customers (see discussion in “Utility Operating Expenses”). The decrease in the quantity of retail kWhs sold was primarily due to the 37.5% decrease in cooling degree days during the comparable periods.

The 5.4% decrease in wholesale revenues is primarily due to a 19.3% decrease in the quantity of kWh sold ($8.0 million), partially offset by a 17.2% increase in the weighted average price per kWh sold ($6.1 million).  The decrease in quantity was primarily due to the timing and duration of generating unit maintenance outages and such other factors as described in “Comparison of three months ended June 30, 2008 and three months ended June 30, 2007 - Utility Operating Revenues.”

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the six months ended June 30, 2007 to the six months ended June 30, 2008 (in millions):

Operating Expenses for the six months ended June 30, 2007	$416.6
Increase in other operating expenses	12.5
Increase in depreciation and amortization	10.2
Increase in fuel	8.6
Increase in maintenance expenses	8.0
Increase in power purchased	2.8
Decrease in income taxes - net	(21.7)
Decrease in taxes other than income taxes	(0.1)
Operating Expenses for the six months ended June 30, 2008	$436.9

The increase in other operating expenses was primarily due to increased operating expenses related to our CCT projects ($4.8 million), wages and employee benefits ($3.0 million), consulting fees and other contract labor ($2.6 million) and various other individually immaterial items.

The $10.2 million increase in depreciation and amortization is primarily due to an increase in depreciation expense, net of amounts deferred for future recovery, related to CCT placed into service in September 2007 at our Harding Street generating station.

The increase in fuel was primarily due to an increase in actual fuel costs of $7.6 million due to an 8.5% increase in the cost of coal resulting primarily from a price reopener on one of our large coal contracts, as well as increases in the diesel component of coal prices and increases in coal transportation costs.  This increase is partially offset by a 3.1% decrease in the quantity of coal consumed due to a decrease in generation of 3.3%. Deferred fuel costs remained relatively flat for the period. There was a $0.8 million increase in fuel due to increased ash disposal transportation costs.

The increase in maintenance expenses is primarily due to the timing of scheduled generating unit maintenance outages and an increase in maintenance on overhead lines primarily as a result of increased storm damage.

The increase in power purchased was due to a 17.3% increase in the volume of power purchased during the period ($4.1 million) partially offset by a decrease in the market price of purchased power ($1.4 million). The volume of power purchased increased primarily due to the timing and duration of outages in 2007 and 2008 and because at times in 2008 it was less expensive for us to buy power in the market than to produce it ourselves. The decreased market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased.

The $21.7 million decrease in income tax expense was primarily due to a decrease in pretax net operating income.

Other Income and Deductions

Other income and deductions increased $3.1 million from income of $14.9 million in 2007 to income of $18.0 million in 2008. Included in this increase is a $7.6 million increase in the income tax benefit, primarily due to the increase in interest on long-term debt.  This increase is partially offset by a $2.6 million decrease in Other-net deductions due to various individually immaterial items. There was also a $1.8 million decrease in the allowance for equity funds used during construction primarily due to decreased capital expenditures in 2008 compared to 2007.

Interest and Other Charges

Interest and other charges increased $18.0 million for the six months ended June 30, 2008 from the same period in 2007. This increase is primarily due to a $13.9 million early tender premium related to the repurchase of the 2008 IPALCO Notes. There was also a $2.0 million increase due to a weighted average increase in the amount of long-term debt we had outstanding in the comparable periods, partially offset by a $1.0 million decrease in interest expense because of a decrease in the amount outstanding on our $150 million credit facility. In addition, the allowance for funds used during construction has decreased $1.2 million due to decreased construction activity in 2008 compared to 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had unrestricted cash and cash equivalents of $44.4 million and we also had available borrowing capacity of $108.7 million under our $150.0 million committed credit facility after outstanding borrowings, existing letters of credit and liquidity support for IPL’s $40 million unsecured variable rate debt, which is remarketed weekly. All of IPL’s long-term borrowings must first be approved by the Indiana Utility Regulatory Commission and the aggregate amount of IPL’s short-term indebtedness must be approved by the Federal Energy Regulatory Commission. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2010. However, we also have restrictions on the amount of new debt that may be issued due to contractual obligations of The AES Corporation and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations. We believe that existing cash balances, short-term investments, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditures totaled $53.6 million and $101.7 million for the six months ended June 30, 2008 and 2007, respectively. Included in these amounts are approximately $17.2 million and $57.5 million of expenditures for 2008 and 2007, respectively, on technology designed to reduce environmental emissions related to our CCT projects. Construction expenditures during the first six months of 2008 were financed with internally generated cash provided by operations. Construction expenditures during the first six months of 2007 were financed with internally generated cash provided by operations, borrowings on our credit facilities, a portion of proceeds from the June 2007 issuance of $165 million IPL first mortgage bonds, and $4.4 million in draws from the construction fund associated with the issuance in September 2006 of $60 million of IPL first mortgage bonds.

Our capital expenditure program for the three-year period 2008-2010 is currently estimated to cost approximately $471 million. It includes approximately $184 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $135 million for power plant related projects; $114 million for construction projects designed to reduce SO2 and mercury emissions; $14 million for investments associated with additional generation and $24 million for other miscellaneous equipment and furniture. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions are recoverable through jurisdictional retail rate revenue as part of our CCT projects, subject to regulatory approval. Capital expenditures are financed with a combination of internally generated funds and short-term and long-term borrowings.

The $114 million for construction projects designed to reduce SO2 and mercury emissions includes $98.5 million over the next three years to install and/or upgrade CCT to further reduce SO2 and mercury emissions at our Petersburg generating station, which is expected to begin in 2009 and to be in service during the second quarter of 2010. However, because the federal Clean Air Interstate Rule has been vacated, as discussed below in “Environmental Matters - Clean Air Interstate Rule,” we are reevaluating our options and it is not yet clear whether or not there will be material change to our CCT plans for SO2 and NOx.

Contractual Cash Obligations

Our 2007 Annual Report on Form 10-K contains a table, which details our contractual cash obligations as of December 31, 2007. Significant changes to our contractual cash obligations since December 31, 2007 include the addition of $400 million of 7.25% Senior Secured Notes due April 1, 2016 and the removal of $375 million of the 2008 IPALCO Notes. See “Capital Resources - Indebtedness” below for further discussion of our debt refinancing activity.

Dividends

All of IPALCO’s outstanding common stock is held by AES. During the first six months of 2008 and 2007, we paid dividends to AES totaling $32.8 million and $30.2 million, respectively. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, cash flows, financial condition, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Plans

See Note 9, “Pension and Other Postretirement Benefits” to the unaudited Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I - Financial Information of this Form 10-Q for information regarding pension plans and other postretirement benefit plans.

Capital Resources

Indebtedness

In April 2008, IPALCO completed the sale of the 2016 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2016 IPALCO Notes were issued pursuant to an Indenture dated April 15, 2008, by and between IPALCO and The Bank of New York Trust Company, N.A., as trustee. In connection with this issuance, IPALCO conducted a Tender Offer to purchase for cash any and all of the 2008 IPALCO Notes outstanding, of which $375 million were outstanding.

The 2016 IPALCO Notes were sold at 98.526% of par resulting in net proceeds of $394.1 million. The $5.9 million discount is being amortized through 2016 using the effective interest method. We used these net proceeds to repurchase all of the outstanding 2008 IPALCO Notes through the Tender Offer and subsequent redemption of all remaining notes not tendered. The proceeds were also used to pay the early tender premium of $13.9 million (included in Interest on long-term debt in the accompanying unaudited Consolidated Statements of Income) and other fees and expenses related to the Tender Offer and the redemption of the 2008 IPALCO Notes and the issuance of the 2016 IPALCO Notes.

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

Related Party Transactions

In the first quarter of 2008, IPL exchanged 20,661 SO2 environmental air emissions allowances for 20,718 SO2 environmental air emissions allowances with wholly-owned subsidiaries of AES. Because the transactions lacked commercial substance and were between entities under common control, the exchanges have been accounted for by IPL at their historical cost. This transaction did not have a material impact on our results of operations or financial condition.

Sales of Accounts Receivable

In May 2008, the receivables sales agreement included as part of our $50 million sale of accounts receivable was extended through May 26, 2009.

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

In our four most recently approved FAC filings, the IURC found that our rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. In addition, in our June 2008 FAC filing (FAC 80), which has not yet been approved by the IURC, our rolling annual jurisdictional retail electric net operating income was calculated to be greater than the authorized annual jurisdictional net operating income by $4.7 million for the twelve months ended April 30, 2008. Because we have a cumulative net operating income deficiency, we have not been required to make customer refunds in our FAC proceedings. However, even though we have a cumulative net operating income deficiency, the IURC may still review our basic rates and charges on a prospective basis at any time it chooses.

In December 2007, we received a letter from the staff of the IURC requesting information relevant to the IURC’s periodic review of our basic rates and charges and we subsequently provided information to the staff. Since our cumulative net operating income deficiency (described above) requires no customer refunds in the FAC process, the IURC staff was concerned that the higher than usual 2007 earnings may continue in the future. In an effort to allay staff’s concerns, we proposed in our March and June 2008 FAC filings (FAC 79 and 80) prospective credits to our retail customers totaling $30 million and $2 million, respectively. Consistent with these proposals, we recorded a $30 million deferred fuel regulatory liability in March 2008 and a $2 million deferred fuel regulatory liability in June 2008, with corresponding and respective reductions against revenues. In May 2008, the IURC approved our FAC 79, including the $30 million credit. The credit provides an offset against fuel charges customers would otherwise pay in the billing months of June, July and August of 2008, with approximately $8.4 million being applied in June 2008. If our request for a credit in FAC 80 is approved, it will provide an offset against fuel charges customers would otherwise pay in the billing months of September, October and November of 2008. The proposed $2.0 million credit is subject to the IURC approval.

In our March 2006 FAC proceeding (FAC 71), a consumer advocacy group representing some of our industrial customers requested that a sub-docket be established. We and the customer group entered into an agreement regarding the scope of the sub-docket which agreement was approved by the IURC in its May 2006 order in our FAC 71 proceeding. The agreement defines the scope of the sub-docket as “any issue related to FAC 71” and includes illustrative examples including: review of the Midwest ISO components of the cost of fuel, review of projection of the Midwest ISO components of the cost of fuel, review of our generation and demand bidding practices, review of allocation of fuel and other costs, review of compliance with Indiana Code 8-1-2-42(d) and review of our Elect Plan, all as they relate to FAC 71 only. Because of the uncertain outcome of the FAC 71 sub-docket, the IURC Orders in our FAC 71 proceeding and subsequent FAC proceedings (through FAC 79) approved our FAC factors on an interim basis, subject to refund. An attorney’s conference was held in June 2008, when a procedural schedule was set for the parties to file their cases-in-chief and for the evidentiary hearing. The IURC’s Orders in our FAC 77, 78 and 79 proceedings also set our FAC factor on an interim basis, subject to refund, pending the outcome of the FERC proceeding regarding Revenue Sufficiency Guarantee Second Pass charges and any subsequent appeals or future order of the IURC. We cannot predict what refunds, if any, may be required, or for what period of time.

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

Wind Power Purchase Agreement

In April 2008, we entered into a power purchase agreement for 20 years of approximately 100 MW of wind generated electricity with Hoosier Wind Project, LLC, a subsidiary of enXco, Inc. The contract is contingent, among other things, on the IURC approval of cost recovery via a cost recovery mechanism similar to the FAC and the extension of the federal production tax credit for qualified renewable energy producers. In April 2008, we filed the request with the IURC for such recovery. No assurance can be given at this time as to whether or not the IURC will approve the request. This agreement, if approved, would help us to diversify the resources available to serve our customers in light of potential greenhouse gas and renewable portfolio standards legislation. Renewable portfolio standards, which would require a certain percentage of an electric utility’s electricity to come from renewable sources by a given date, have been considered at both the state and federal levels. However, it is currently unclear what future legislation we might face related to renewable portfolio standards.

Clean Coal Technology Filings

In April 2008, in response to an updated Plan we filed, the IURC issued an Order approving recovery of capital expenditures of approximately $92.7 million over the next three years. The $92.7 million approved by the IURC includes $90.0 million to install and/or upgrade CCT to further reduce SO2 and mercury emissions at our Petersburg generating station and $2.7 million for mercury emissions monitoring equipment at our coal-fired power plants. We currently estimate the installation and/or upgrade of CCT to further reduce SO2 and mercury emissions at our Petersburg generating station will cost approximately $98.5 million. We intend to seek recovery of any prudent costs incurred on this project above the currently authorized $90.0 million; however, there can be no assurance that such recovery will be granted. The IURC also approved the ratemaking treatment applicable to qualified pollution control property to be recovered through an Environmental Compliance Cost Recovery Adjustment, similar to that which we have received in previous environmental filings. Such treatment includes a return on the construction costs and recovery of depreciation expenses and operation and maintenance expenses associated with these projects. The IURC also granted us the authority to add the approved return on our environmental projects to our authorized annual jurisdictional net operating income in subsequent FAC proceedings.

The installation and upgrade of CCT to further reduce SO2 and mercury emissions at our Petersburg generating station is expected to begin in 2009 and to be in service during the second quarter of 2010. However, because the federal CAIR has been vacated, as discussed below in “Environmental Matters - Clean Air Interstate Rule,” we are reevaluating our options and it is not yet clear whether or not there will be material change to our CCT plans for SO2 and NOx. The installation of the mercury emissions monitoring equipment at our coal-fired power plants is also under review given that the mercury monitoring requirements under the Indiana Clean Air Mercury Rules are uncertain as a result of the federal CAMR being vacated and the opinion letter from the Indiana Office of Attorney General, as discussed below in “Environmental Matters - Clean Air Mercury Rule.” Until there is greater regulatory clarity around our obligations, we have tentatively suspended our plan to install mercury monitors.

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

Energy Policy Act of 2005

In July 2007, the IURC initiated a generic investigation to consider: whether existing Indiana law and the IURC processes are sufficient to ensure utilities develop a plan to minimize dependence on a single fuel source, what are the appropriate utility methods to ensure energy is generated using a diverse range of fuels and technologies, and whether the energy market provides sufficient incentive for utilities to diversify their fuel sources and increase their fossil fuel generating efficiency. In July 2008, an IURC Order indicated that no additional standards need to be promulgated at this time.

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

Clean Air Interstate Rule

As discussed in our 2007 Form 10-K, in March 2005 the U.S. Environmental Protection Agency finalized the CAIR, which imposes restrictions against polluting the air of downwind states. The CAIR established a two-phase regional “cap and trade” program for SO2 and NOx emissions that would require the largest reduction in air pollution in more than a decade. CAIR covers 28 eastern states, including Indiana, and the District of Columbia. In July 2008, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded the federal CAIR to the EPA. The ruling could be appealed either to the full bench (en banc) of the U.S. Court of Appeals for the D.C. Circuit or to the U.S. Supreme Court.  Thus, it is not clear what impact this ruling will have on our business, results of operations or financial position.

Clean Air Mercury Rule

As discussed in our 2007 Form 10-K, in March 2005, the EPA finalized the federal CAMR that required utilities to reduce mercury emissions from new and existing coal fired power plants. The rule created “standards of performance” limiting mercury emissions from utilities and established a staged approach for reductions via a “cap and trade” program. In February 2008, the U.S. Court of Appeals for the D.C. Circuit vacated the federal CAMR, requiring the EPA to promulgate a new mercury emissions rule which presumably will not include a “cap-and trade” program.   Subsequently, in July 2008, the Indiana Office of the Attorney General issued an Advisory Letter No. 08-17 regarding implementation and enforcement of the Indiana CAMR, which resulted in the Indiana Department of Environmental Management providing a formal opinion that the Indiana CAMR should not be enforced.  As a result, IPL will not be required to meet either the mercury emission reduction requirements or install mercury monitors until such time as there is either judicial or regulatory finality.

Clean Coal Technology

Please see “Regulatory Matters - Clean Coal Technology Filings” and “Liquidity and Capital Resources - Capital Requirements - Capital Expenditures” for a discussion of our environmental technologies and related capital expenditures.

Carbon Dioxide

In 2007, our generating power plants emitted approximately 18.5 million tons of CO2. We continue to monitor developments with respect to the regulation of CO2 emissions under the Clean Air Act. Regulatory initiatives regarding CO2 may be implemented in the future, although at this time we cannot predict if, how, or to what extent such initiatives would affect us. Generally, we believe costs to comply with any regulations implemented to reduce greenhouse gas emissions would be deemed as part of the costs of providing electricity to our customers and as such, we would seek recovery for such costs in our rates. However, no assurance can be given as to whether or not the IURC will approve such requests. In light of potential greenhouse gas and renewable portfolio standards legislation, in April 2008, we entered into a 20 year 100 MW wind power purchase agreement, which will help us to diversify our sources of electricity available for sale. Please see “Regulatory Matters - Wind Purchase Power Agreement” above, for further discussion.

In July 2008, the EPA issued an advanced notice of proposed rulemaking soliciting comments on whether and how greenhouse gas emissions should be regulated under the Clean Air Act.  The advanced notice of proposed rulemaking marks the EPA’s first rulemaking step to respond to the U.S. Supreme Court’s decision in Massachusetts v. EPA, which requires the EPA to decide under the Clean Air Act’s mobile source title whether greenhouse gases contribute to climate change, and if so, promulgate appropriate regulations, or explain why the EPA cannot make such an endangerment judgment at this time.  However, currently, it is not clear what impact this proposed rulemaking will have on our business, results of operation or financial position.

Regional Haze

The EPA published the final regional haze rule on July 1, 1999. This rule established planning and emissions reduction timelines for states to use to improve visibility in national parks throughout the United States. In 2001, the EPA signed a proposed rule to guide states in implementing the 1999 rule and in controlling power plant emissions that cause regional haze problems. The proposed rule set guidelines for states in setting Best Available Retrofit Technology at older power plants. In 2004, the EPA published a proposed rule with new BART provisions and reproposed the BART guidelines. In June 2005, the EPA finalized amendments to the 1999 regional haze rule. The EPA determined that states, such as Indiana, which adopt the CAIR “cap and trade” program for SO2 and NOx, will be allowed to apply CAIR controls as a substitute for controls required under BART. The Indiana Air Pollution Control Board has approved a final rule implementing BART which provides that sources in compliance with CAIR controls are exempt from BART requirements for SO2 and NOx. This rule became effective on February 9, 2008. Because we comply with SO2 and NOx “cap and trade” program under CAIR, we initially were exempt from BART requirements. However, since the federal CAIR has been vacated, at this time, it is unclear what impact it would have on our compliance with BART requirements.

NEW ACCOUNTING STANDARDS

See Note 3, “New Accounting Pronouncements” to the unaudited Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I - Financial Information of this Form 10-Q for information regarding new accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of June 30, 2008. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of June 30, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters,” and Note 10, “Commitments and Contingencies” to the unaudited Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I - Financial Information of this Form 10-Q for a summary of significant legal proceedings involving us. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in IPALCO’s 2007 annual report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 25, 2008, The AES Corporation, as sole shareholder of IPALCO Enterprises, Inc. executed a Consent in Lieu of Meeting of Stockholders in order to accept the resignation of David Gee as a member of the IPALCO Board of Directors and further elect Edward C. Hall III as a member of the IPALCO Board of Directors, effective June 25, 2008, to serve for a term of one year. No other matter was included in the Consent.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT NO.	DOCUMENT
4.1*	Indenture between IPALCO Enterprises, Inc. and The Bank of New York Trust Company, N.A., as Trustee, dated April 15, 2008 for the 7.25% Senior Secured Notes Due 2016.
4.2*	Indenture Supplement between IPALCO Enterprises, Inc. and The Bank of New York Trust Company, N.A., as Trustee, dated April 15, 2008, to the Indenture of Trust between IPALCO Enterprises, Inc. and The Bank of New York Trust Company dated November 14, 2001.
4.3*	Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Trust Company, N.A., as Collateral Agent, dated April 15, 2008 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Trust Company dated November 14, 2001.
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certification required by Rule 13a-14(b) or 15d-14(b).
99.1	Sixth Amendment dated as of May 27, 2008 to Amended and Restated Receivables Sale Agreement Dated as of July 20, 2004.
99.2	Amendment of Remarketing Agreement dated as of July 10, 2008, by and between Indianapolis Power & Light Company and J.P. Morgan Securities, Inc. to amend the Remarketing Agreement between IPL and J.P. Morgan Securities, Inc. dated September 30, 1997 for the remarketing of the $40,000,000 City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds, Adjustable Rate Tender Securities (ARTS)SM, Series 1995B.
*Incorporated by reference to IPALCO’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.
(Registrant)

Date:	August 7, 2008	By:	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Vice President and Controller
(Principal Financial Officer and Principal Accounting Officer)