Form 10-K
period 2008-12-31
IPALCO ENTERPRISES, INC.
filed 2009-02-27
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

At February 26, 2009, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.
Annual Report on Form 10-K
For Year Ended December 31, 2008

Table of Contents

Item No.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

PART I
1.	Business
1A.	Risk Factors
1B.	Unresolved Staff Comments
1C.	Defined Terms
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
9B.	Other Information

PART III
10.	Directors, Executive Officers, and Corporate Governance
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions, and Director Independence
14.	Principal Accounting Fees and Services

PART IV
15.	Exhibits, Financial Statements and Financial Statement Schedules

SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Report on Form 10-K includes “forward-looking statement” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, in particular, the statements about our plans, strategies and prospects under the heading “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words “could,” “may,” “predict,” “anticipate,” “would,” “believe,” “estimate,” “expect,” “forecast,” “project,” “objective,” “intend,” “continue,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements.

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
  decreases in the value of pension plan assets, increases in pension plan expenses and our ability to fund defined benefit pension and other post-retirement plans;
  changes in financial or regulatory accounting policies;
  environmental matters, including costs of compliance with current and future environmental requirements;
  interest rates and other costs of capital;
  the availability of capital;
  labor strikes or other workforce factors;
  facility or equipment maintenance, repairs and capital expenditures;
  local economic conditions, including the fact that the economy has recently been in decline and faces considerable uncertainty for the foreseeable future which further increases many of the risks discussed in this Form 10-K;
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

PART I

Throughout this document, the terms “we,” “us,” and “our” refer to IPALCO Enterprises, Inc. and its consolidated subsidiaries. IPALCO is wholly-owned by the AES Corporation. For a list of other abbreviations or acronyms used in this report, see “Item 1C. Defined Terms.”

ITEM 1. BUSINESS

Overview

IPALCO is a holding company incorporated under the laws of the state of Indiana in 1983. Our principal subsidiary is Indianapolis Power & Light Company, a regulated electric utility with its customer base concentrated in Indianapolis, Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc. is the holding company for our unregulated activities. Mid-America Capital Resources’ only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund, with a recorded value of $6.8 million, as of December 31, 2008. Our total electric revenues and net income for the fiscal year ended December 31, 2008 were $1.1 billion and $71.5 million, respectively. The book value of our total assets as of December 31, 2008 was $3.1 billion. All of our operations are conducted within the United States of America in the state of Indiana. Please see Note 15, “Segment Information” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Our principal executive offices are located at One Monument Circle, Indianapolis, Indiana 46204, and our telephone number is (317) 261-8261. Our internet website address is www.iplpower.com. The information on our website is not incorporated by reference into this report.

Indianapolis Power & Light Company

IPALCO owns all of the outstanding common stock of IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 470,000 retail customers in the city of Indianapolis and neighboring areas within Indiana; the most distant point being approximately 40 miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL’s service area covers about 528 square miles with an estimated population of approximately 878,000 in the city of Indianapolis and neighboring areas within Indiana. IPL owns and operates four generating stations. Two of the generating stations are primarily coal-fired stations. A third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. IPL’s net electric generation capability for winter is 3,492 MW and net summer capability is 3,353 MW. IPL’s generation, transmission and distribution facilities are further described under “Item 2. Properties.” There have been no significant changes in the services rendered by IPL during 2008.

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. IPL’s business is not dependent on any single customer or group of customers. Traditionally, retail kWh sales, after adjustments for weather variations, have grown in reasonable correlation with growth in service territory economic activity. During the past 10 years, IPL’s retail kWh sales have grown at a compound annual rate of 1.2%. Our number of retail customers grew at a compound annual rate of 0.9% during the past 10 years. IPL’s electricity sales for 2004 through 2008 are set forth in the table of statistical information included at the end of this section.

IPL is a transmission company member of ReliabilityFirst Corporation, which began operations on January 1, 2006. RFC is one of eight Regional Reliability Councils under the North American Electric Reliability Corporation, which has been designated as the Electric Reliability Organization under the Energy Policy Act of 2005. RFC is undergoing a transition to become a Regional Entity under the Electric Reliability Organization.  The mission of RFC is to preserve and enhance electric service reliability and security for the interconnected electric systems within the RFC geographic area. RFC members cooperate under agreements to augment the reliability of its members’ electricity supply systems in the RFC region through coordination of the planning and operation of the members’ generation and transmission facilities. Small electric utility systems, independent power producers and power marketers can participate as full members of RFC. In addition, we are one of many transmission owners of the Midwest Independent Transmission System Operator, Inc., a regional transmission organization which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. IPL pays the Midwest ISO fees for transmission operation and for energy market participation.

Regulatory Matters

Regulation

We are subject to regulation by the Indiana Utility Regulatory Commission with respect to the following: our services and facilities; the valuation of property, the construction; purchase, or lease of electric generating facilities; the classification of accounts; rates of depreciation; retail rates and charges; the issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue); the acquisition and sale of some public utility properties or securities; and certain other matters. The regulatory power of the IURC over our business is both comprehensive and typical of the traditional form of regulation generally imposed by state public utility commissions.

In addition, we are subject to the jurisdiction of the Federal Energy Regulatory Commission with respect to, among other things, short-term borrowing not regulated by the IURC, the sale of electricity at wholesale and the transmission of electric energy in interstate commerce, the classification of accounts, reliability standards, and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by nonregulated entities. We maintain our books and records consistent with GAAP reflecting the impact of regulation. See Note 3, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

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

Retail Ratemaking

Our tariff rates for electric service to retail customers consist of basic rates and charges (see below) and various adjustment mechanisms to reflect changes in fuel costs to generate electricity or purchased power prices, referred to as Fuel Adjustment Charges and among other things, for the timely recovery of costs incurred to comply with environmental laws and regulations referred to as Environmental Compliance Cost Recovery Adjustment. Each of these tariff rate components may be set and approved by the IURC in separate proceedings at different points in time. These components function somewhat independently of one another, but would all be subject to review at the time of any review of our basic rates and charges. For example, FAC proceedings occur on a quarterly basis and the ECCRA proceedings occur on a semi-annual basis.

Basic Rates and Charges

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters”  for a discussion of our basic rates and charges.

Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income

We may apply to the IURC for a change in our fuel charge every three months to recover our estimated fuel costs, including the energy portion of purchased power costs, which may be above or below the levels included in our basic rates and charges. We must present evidence in each FAC proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power, or both, so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

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

Our authorized annual jurisdictional net operating income, for purposes of the quarterly operating income tests, attendant on our FAC proceedings, is $163.0 million, as established in our last basic rate case, plus additional returns authorized in the ECCRA filings of $30.8 million for the most recently approved FAC filing for the period ending October 31, 2008 (FAC 82). In our two most recently approved FAC filings (FAC 81 and 82), the IURC found that our rolling annual jurisdictional retail electric net operating income was lower than the authorized annual jurisdictional net operating income. However, in our FAC 76 through 80 filings, the IURC found that our rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. Because we have a cumulative net operating income deficiency, we have not been required to make customer refunds in our FAC proceedings. However, in an effort to allay concerns raised by the IURC regarding our level of earnings, in our IURC approved FAC 79 and 80 we provided voluntary credits to our retail customers totaling $30 million and $2 million, respectively. We recorded a $30 million deferred fuel regulatory liability in March 2008 and a $2 million deferred fuel regulatory liability in June 2008, with corresponding and respective reductions against revenues for these voluntary credits. Approximately $30.3 million have been applied in the form of offsets against fuel charges that customers would have otherwise been billed during June 1, 2008 through December 31, 2008 and approximately $1.7 million remains to be applied as of December 31, 2008.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters”  for further discussion of our FAC proceedings.

Environmental Compliance Cost Recovery Adjustment

As discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters,” we are subject to a variety of environmental regulations. Many of these regulations require us to reduce emissions of various pollutants into the atmosphere. Such reductions require significant capital expenditures to install and/or upgrade pollution control technologies at our generating units. Otherwise, we are required to purchase environmental allowances to offset our emissions. Management evaluates all available options to comply with environmental regulations and employs the most reliable and cost effective options. Generally, we believe future costs to comply with any environmental regulations would be deemed as part of the costs of providing electricity to our customers and as such, we would seek recovery for such costs in our rates. However, no assurance can be given as to whether the IURC will approve such requests.

The IURC has approved the ratemaking treatment for expenditures applicable to qualified pollution control property to be recovered through an ECCRA when incurred to comply with environmental regulations. Clean Coal Technology constitutes qualified pollution control property, as defined in Indiana Code section 8-1-2-6.8, which allows us to reduce SO2, NOx, and mercury emissions and to reduce fine particulate pollution in the atmosphere. The approved ratemaking treatment includes a return on the expenditures and recovery of depreciation and operation and maintenance expenses associated with these projects and grants us the authority to add the approved return on our environmental projects to our authorized annual jurisdictional net operating income in subsequent FAC proceedings. The approved ratemaking treatment also provides for the periodic review of our capital expenditures on these projects. Our ECCRA also allows us to recover the cost of NOx emissions allowances when purchased to comply with environmental regulations that restrict the amount of NOx we may emit from our generating units used to serve our retail customers. Such ECCRA filings are made on a semi-annual basis.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters” for our current CCT filings and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” for a discussion of the current status of federal Clean Air Interstate Rule and Indiana Clean Air Mercury Rule.

Demand-Side Management and Green Power

DSM programs promote customer energy efficiency, encourage energy conservation, and allow customers to participate in time based pricing rate schedules and other demand response programs. In April 2008, the IURC issued an order which found that a subsequent phase shall be initiated to fully address several issues with respect to DSM programs. We cannot predict the outcome of the proceeding or its impact on us at this time, but it will likely require us to increase our level of DSM spending over the next few years. We plan to continue to seek recovery of existing and future DSM program costs. Our existing DSM programs are in effect until June 30, 2009. In December 2008, we filed a petition with the IURC requesting approval of an Alternative Regulatory Plan to offer our customers energy efficiency conservation, demand response and DSM programs and to allow associated rate making treatment. If approved, our level of spending in these programs will increase significantly, however it is still not expected to have a material impact on our results of operations, financial conditions or cash flows. We cannot predict the outcome of the proceeding at this time.

We also provide all our customers who purchase power at a metered rate the opportunity to voluntarily purchase a fixed percentage of their electricity from a renewable energy source evidenced by Renewable Energy Certificates at a premium to our tariff rates. Renewable Energy Certificates are tradable environmental commodities which represent proof that one MWh of electricity was generated from an eligible renewable energy resource.

Industry Matters

Energy Policy Act of 2005

In 2005, the EPAct was signed into law. Much of the legislation directs the FERC, the Department of Energy and other agencies to develop rules for the implementation of the EPAct. The EPAct implementation process at the FERC and the IURC is ongoing and we are actively engaged in the process. The EPAct contains provisions specifically related to the electric utility industry including, but not limited to, the following: climate change issues, mandatory reliability standards, amendments to the Public Utility Regulatory Policies Act, repeal of the Public Utility Holding Company Act of 1935, establishment of the Public Utility Holding Company Act of 2005, clean power initiatives, and energy efficiency proposals. IPALCO is currently exempt from the Public Utility Holding Company Act of 2005.

In 2007, the FERC approved 86 reliability standards that cover the planning and operation of the bulk-power system, facilities design, connections and maintenance. In 2008, the FERC approved an additional 16 standards, which include cyber security. All of the 102 approved standards are mandatory and enforceable. Non-compliance may result in monetary fines up to $1 million per violation per day. Enforcement of the reliability standards is the responsibility of the North American Electric Reliability Corporation as the designated Electric Reliability Organization. There are another six standards based on our current North American Electric Reliability Corporation functional registration that we voluntarily comply with which will likely become enforceable, subject to modifications, in the next two to three years. To date, compliance with all of these standards has not been material to our financial statements and we have not been required to pay any fines, but there can be no guarantee that the standards will not be material to future results of operations, financial conditions, or cash flows. We will continue to monitor any revisions to the reliability standards and will continue working toward assuring full compliance with all applicable reliability standards.

Midwest ISO Operations

We are a member of the Midwest ISO. Midwest ISO serves as the third-party operator of our transmission system and runs the day-ahead and real-time Energy Market and, beginning in January 2009, the Ancillary Services Market for its members. Midwest ISO policies are developed through a stakeholder process in which we are an active participant. We focus our participation in this process primarily on items that could impact our customers, results of operations, financial condition, and cash flows. Additionally, we attempt to influence Midwest ISO policy by filing comments with the FERC.

We have transferred functional control of our transmission facilities to the Midwest ISO and our transmission operations were integrated with those of the Midwest ISO. Our participation and authority to sell wholesale power at market based rates are subject to the FERC jurisdiction. Transmission service over our facilities is now provided through the Midwest ISO’s tariff.

As a member of Midwest ISO market, we offer our generation and bid our demand into the market on an hourly basis. The Midwest ISO settles energy hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. The Midwest ISO evaluates the market participants’ energy offers and demand bids optimizing for energy products to economically and reliably dispatch the entire Midwest ISO system. The IURC has approved recovery of the Midwest ISO components of the cost of fuel through FAC proceedings as well as the deferral of certain administrative and socialized Midwest ISO costs. Total Midwest ISO costs deferred as long-term regulatory assets were $57.9 million and $48.2 million as of December 31, 2008 and December 31, 2007, respectively. In January 2009, the Midwest ISO launched the ASM in conjunction with the Energy Market. Under the ASM, the Midwest ISO evaluates the market participants’ ancillary services offers and demand bids optimizing for all ancillary services products to economically and reliably dispatch the entire Midwest ISO system. In August 2008, the IURC issued an order approving operational changes necessary to accommodate the ASM, however the precise manner and timing of recovery or crediting of jurisdictional charges and revenues is pending at the IURC and we cannot predict the outcome at this time.

In December 2006, we tendered our Notice of Withdrawal from the Midwest ISO pursuant to the Midwest ISO Transmission Owner’s Agreement. In doing so, we preserved our right to withdraw from the Midwest ISO (subject to the FERC and the IURC approval). We have made no decision as to whether we will seek withdrawal from the Midwest ISO. We will continue to assess the relative costs and benefits of being a Midwest ISO member, as well as actively advocate for our positions through the existing Midwest ISO stakeholder process and in filings at FERC.

Please see also, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Industry Changes.”

Environmental Matters

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, suspension or revocation of permits and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits, however, we do not believe any currently open investigations will result in fines material to our results of operations, financial condition, and cash flows. See also “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” for a more comprehensive discussion of environmental matters impacting IPL and IPALCO.

Fuel

More than 99% of the total kWhs produced by us was generated from coal in each of 2008, 2007, and 2006. Natural gas and fuel oil combined to provide the remaining kWh generation. Natural gas is used in our newer combustion turbines. Fuel oil is used for start up and flame stabilization in coal-fired generating units, as primary fuel in oil-fired steam turbine generating units and three older combustion turbines, and as an alternate fuel in two newer combustion turbines.

Our existing coal contracts provide for nearly all of our current projected requirements in 2009 and approximately 66% for the three year period ending December 31, 2011. We have long-term coal contracts with five suppliers. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. Contracts for a significant portion of our coal supply expire over the next three years. At the end of 2009, two long-term coal contracts will expire that represent about 45% of our annual purchases. Although the price of these contracts have increased due to pricing provisions in the contract, the prices of coal under these contracts are significantly below the current market. New contracts to replace this supply may increase our weighted average cost of fuel. Contract negotiations began in 2008 and will continue through 2009.

Substantially all of the coal is currently mined in the state of Indiana. More than half of our contracted coal is from one supplier. We have entered into three long-term contracts with this supplier, which employs non-unionized labor, for the provision of coal from three separate mines. It is presently believed that all coal burned by us will be mined by non-affiliated suppliers. Our policy is to carry a 25-50 day system supply of coal and fuel oil to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays.

Employees

As of January 31, 2009, IPL had 1,532 employees of whom 1,476 were full time. Of the total employees, 959 were represented by the International Brotherhood of Electrical Workers in two bargaining units: a physical unit and a clerical-technical unit. In 2007, the membership of the IBEW clerical-technical unit ratified a four year labor agreement with IPL that expires on February 14, 2011. In October 2008, the IBEW physical unit ratified a four year agreement with IPL effective as of September 29, 2008. The new agreement provides for wage increases of 4.0% effective September 29, 2008; 3.5% effective December 7, 2009; 3.5% effective December 6, 2010; and 4.0% effective December 5, 2011. In addition, the new agreement also provides for a 10.0% increase in retirement pension bands, which will increase our future pension expense and funding requirements beginning January 1, 2009. As of January 31, 2009, neither IPALCO nor any of its subsidiaries other than IPL had any employees.

Statistical Information on Operations

The following table of statistical information presents additional data on our operations:

	Year Ended December, 31
	2008	2007	2006	2005	2004
Operating Revenues (In Thousands):
Residential	$390,892	$377,081	$363,668	$344,323	$314,018
Small commercial and industrial	165,660	160,456	155,314	147,091	137,820
Large commercial and industrial	435,578	416,694	418,782	377,904	354,325
Public Lighting	10,973	11,221	11,160	11,161	11,118
Miscellaneous	18,554	18,809	22,678	17,274	15,092
Revenues - retail customers	1,021,657	984,261	971,602	897,753	832,373
Wholesale - REMC	308	1,226	1,047	1,116	1,433
Wholesale - other	57,148	67,140	59,402	52,210	51,667
Total electric revenues	$1,079,113	$1,052,627	$1,032,051	$951,079	$885,473

Kilowatt-hour Sales (In Millions):
Residential	5,350	5,467	5,027	5,314	4,984
Small commercial and industrial	2,030	2,101	1,989	2,076	2,028
Large commercial and industrial	7,550	7,683	7,627	7,663	7,489
Public Lighting	73	77	73	83	89
Sales - retail customers	15,003	15,328	14,716	15,136	14,590
Wholesale - REMC	10	41	36	35	47
Wholesale - other	1,179	1,599	1,535	1,105	1,568
Total kilowatt-hour sold	16,192	16,968	16,287	16,276	16,205

Retail Customers at End of Year:
Residential	416,019	417,227	417,249	414,566	410,998
Small commercial and industrial	46,719	46,749	46,316	45,870	45,208
Large commercial and industrial	4,610	4,559	4,509	4,434	4,389
Public Lighting	905	813	793	710	676
Total retail customers	468,253	469,348	468,867	465,580	461,271

ITEM 1A. RISK FACTORS

Investors should consider carefully the following risk factors that could cause our results of operations, financial condition, and cash flows to be materially adversely affected. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. These risk factors should be read in conjunction with the other detailed information concerning IPALCO Enterprises, Inc. and Indianapolis Power & Light Company set forth in the Notes to audited Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein.

Our electric generating facilities are subject to operational risks that could result in: unscheduled plant outages, unanticipated operation, maintenance expenses, increased fuel or purchased power costs, and other significant liabilities.

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
  reliability of our suppliers;
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

Additionally, as a result of the above risks and other potential hazards associated with the power generation and distribution industries, we may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage. Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks, such as earthquakes, floods, lightning, tornadoes and wind, hazards, such as fire, explosion, collapse and machinery failure, are inherent risks in our operations which may occur as a result of inadequate internal processes, technological flaws, human error or certain external events. The control and management of these risks depend upon adequate development and training of personnel and on the existence of operational procedures, preventative maintenance plans and specific programs supported by quality control systems which reduce, but do not eliminate the possibility of the occurrence and impact of these risks.

The hazards described above can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in us being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties. We maintain an amount of insurance protection that we believe is adequate, but there can be no assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A successful claim for which we are not fully insured could hurt our financial results and materially harm our financial condition. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide assurance that insurance coverage will continue to be available on terms similar to those presently available to us or at all. Any such losses not covered by insurance could have a material adverse effect on our financial condition, results of operations or cash flows.

We may not always be able to recover our costs to provide electricity to our retail customers.

We are currently obligated to supply electric energy to our retail customers in our service territory. From time to time and because of unforeseen circumstances, the demand for electric energy required to meet these obligations could exceed our available electric generating capability. When our retail customer demand exceeds our generating capacity for units operating under Midwest Independent Transmission System Operator, Inc. economic dispatch, recovery of our cost to purchase electric energy in the Midwest ISO market to meet that demand is subject to a stipulation and settlement agreement, which expires in April 2010. The agreement includes a benchmark which compares hourly purchased power costs to daily natural gas prices. Purchased power costs above the benchmark must meet certain criteria in order for us to fully recover them from our retail customers, such as consideration of the capacity of units available but not selected by the Midwest ISO economic dispatch. As a result, we may not always have the ability to pass all of the purchased power costs on to our customers, and even if we are able to do so, there may be a significant delay between the time the costs are incurred and the time the costs are recovered. Since these situations most often occur during periods of peak demand, there is a material risk that the market price for electric energy at the time we purchase it could be very high under these circumstances, and we may not be allowed to recover all of such costs through our Fuel Adjustment Charges. Even if a supply shortage was brief, we could suffer substantial losses that could adversely affect our results of operations, financial condition, and cash flows. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income” for additional details regarding the benchmark and the process to recover fuel costs.

Our transmission and distribution system is subject to reliability and capacity risks.

The on-going reliable performance of our transmission and distribution system is subject to risks due to, among other things, weather damage, intentional or unintentional damage, plant outages, labor disputes, operator error, or inoperability of key infrastructure internal or external to us. The failure of our transmission and distribution system to fully deliver the energy demanded by customers could have a material adverse effect on our results of operations, financial condition, and cash flows, and if such failures occur too often or for an extended period of time, could result in action by the Indiana Utility Regulatory Commission and the Federal Energy Regulatory Commission. In addition, the advent and quick adaptation of new products and services that require increased levels of electrical energy cannot be predicted and could result in insufficient transmission and distribution system capacity. As with all utilities, potential concern over transmission capacity could result in the Midwest ISO, or the FERC requiring us to upgrade or expand our transmission system through additional capital expenditures.

Substantially all of our electricity is generated by coal and more than half of our supply of coal comes from one supplier.

More than 99% of the total kWhs produced by us was generated from coal in each of 2008, 2007, and 2006. Our existing coal contracts provide for nearly all of our projected requirements in 2009 and approximately 66% for the three year period ending December 31, 2011. We have long-term coal contracts with five suppliers. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. Contracts for a significant portion of our coal supply expire over the next three years. At the end of 2009, two long-term coal contracts will expire that represent about 45% of our annual purchases. Although the price of these contracts have increased due to pricing provisions in the contract, the prices of coal under these contracts are significantly below the current market. New contracts to replace this supply may increase our weighted average cost of fuel. Contract negotiations began in 2008 and will continue through 2009.

Substantially all of the coal is currently mined in the state of Indiana. More than half of our contracted coal is from one supplier. We have entered into three long-term contracts with this non-union supplier for the provision of coal from three separate mines. While we have not experienced any significant problems with performance under our contracts with this supplier we cannot assure similar performance in the future. It is presently believed that all coal burned by us will be mined by non-affiliated suppliers. Any significant disruption in the delivery of coal from this supplier, or any failure on the part of this supplier to fulfill its contractual obligation to deliver coal, could have a material adverse effect on our business. In the event of such disruption, there can be no assurance that we would be able to purchase power or find another supplier of coal on favorable terms, which may also limit our ability to recover fuel costs through the FAC.

Catastrophic events could adversely affect our facilities, systems and operations.

Catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes, ice storms or other similar occurrences could adversely affect our generation facilities, transmission and distribution systems, operations, earnings and cash flow. Our Petersburg Plant, which is our largest source of generating capacity, is located in the Wabash Valley seismic zone, adjacent to the New Madrid seismic zone, areas of significant seismic activity in the central United States.

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

As an electric utility, we are subject to extensive regulation at both the federal and state level. At the federal level, we are regulated by the FERC and, at the state level, we are regulated by the IURC. The regulatory power of the IURC over IPL is both comprehensive and typical of the traditional form of regulation generally imposed by state public utility commissions. We face the risk of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Indiana. We are subject to regulation by the IURC as to our services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, the increase or decrease in retail rates and charges, the issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of some public utility properties or securities and certain other matters.

Our tariff rates for electric service to retail customers consist of basic rates and charges and various adjustment mechanisms which are set and approved by the IURC after public hearings. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all Indiana utilities at least once every four years, but the IURC has the authority to review the rates of any Indiana utility at any time. Proceedings to review our basic rates and charges, which were last adjusted in 1996, involve IPL, the Indiana Office of Utility Consumer Counselor and other interested consumer groups and customers. In addition, we must seek the approval from the IURC through such public proceedings of our tracking mechanism factors to reflect changes in our fuel costs to generate electricity or purchased power costs and for the timely recovery of costs incurred during construction and operation of Clean Coal Technology facilities constructed to comply with environmental laws and regulations. There can be no assurance that we will be granted approval of our tracking mechanism factors that we request from the IURC. The failure of the IURC to approve any requested relief, or any other adverse rate determination by the IURC, could have a material adverse effect on our results of operations, financial condition, and cash flows.

In recent years, federal and state regulation of electric utilities has changed dramatically, including the Energy Policy Act of 2005. Much of the legislation directs the FERC, the Department of Energy, and other agencies to develop rules for the implementation of the EPAct. The EPAct contains provisions specifically related to the electric utility industry including, but not limited to, the following: climate change issues, mandatory reliability standards, amendments to the Public Utility Regulatory Policies Act, repeal of the Public Utility Holding Company Act of 1935, enactment of the Public Utility Holding Company Act of 2005, clean power initiatives, transmission expansion and energy efficiency proposals. The adoption of rules by either the FERC or the IURC implementing the EPAct could affect our business. We are currently unable to predict the impact, if any, to our results of operations, financial condition, and cash flows.

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

In our two most recently approved FAC filings (FAC 81 and 82), the IURC found that our rolling annual jurisdictional retail electric net operating income was lower than the authorized annual jurisdictional net operating income. However, in our FAC 76 through 80 filings, the IURC found that our rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. Because we have a cumulative net operating income deficiency, we have not been required to make customer refunds in our FAC proceedings. However, in an effort to allay concerns raised by the IURC regarding our level of earnings, in our IURC approved FAC 79 and 80 we provided voluntary credits to our retail customers totaling $30 million and $2 million, respectively. We recorded a $30 million deferred fuel regulatory liability in March 2008 and a $2 million deferred fuel regulatory liability in June 2008, with corresponding and respective reductions against revenues for these voluntary credits. Approximately $30.3 million have been applied in the form of offsets against fuel charges that customers would have otherwise been billed during June 1, 2008 through December 31, 2008 and approximately $1.7 million remains to be applied as of December 31, 2008.

Our participation in the Midwest ISO network involves risks.

We are a member of the Midwest ISO, a FERC approved regional transmission organization. The Midwest ISO serves the electrical transmission needs of much of the Midwest and maintains functional operational control over our electric transmission facilities as well as that of the other Midwest utility members of the Midwest ISO. We retain control over our distribution facilities. As a result of membership in the Midwest ISO and their operational control, our continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted. We offer our generation and bid our load into this market on a day-ahead basis and settle differences in real time. Given the nature of the Midwest ISO’s policies regarding use of transmission facilities, and its administration of the energy and ancillary services markets, it is difficult to predict near term operational impacts. We cannot assure the Midwest ISO’s reliable operation of the regional transmission system, nor the impact of its operation of the energy and ancillary services markets.

At the federal level, there are business risks for us associated with multiple proceedings pending before the FERC related to our membership and participation in the Midwest ISO. These proceedings involve such issues as transmission rates, construction of new transmission facilities, and evolving standards for resource adequacy including sanctions for non-compliance and forecasting error.

To the extent that we rely, at least in part, on the performance of the Midwest ISO to maintain the reliability of our transmission system, it puts us at some risk for the performance of the Midwest ISO. In addition, actions taken by the Midwest ISO to secure the reliable operation of the entire transmission system operated by the Midwest ISO could result in voltage reductions, rolling blackouts, or sustained system wide blackouts on IPL’s transmission and distribution system, any of which could have a material adverse effect on our results of operations, financial condition, or cash flows. (See also “Item 1. Business - Industry Matters - Midwest ISO Operations” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Industry Changes.”)

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

IPALCO is a holding company with no material assets other than the common stock of its subsidiaries, and accordingly all cash is generated by the operating activities of our subsidiaries, principally IPL. None of IPALCO’s subsidiaries, including IPL, is obligated to make any payments with respect to its $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 and $400 million of 7.25% Senior Secured Notes due April 1, 2016; however, the common stock of IPL is pledged to secure payment of these notes. Accordingly, IPALCO’s ability to make payments on 2011 IPALCO Notes and 2016 IPALCO Notes is dependent not only on the ability of IPL to generate cash in the future, but also on the ability of IPL to distribute cash to IPALCO. IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends to IPALCO. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of these restrictions. See Note 10, “Indebtedness” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for information regarding indebtedness.

We rely on access to the capital markets. General economic conditions and disruptions in the financial markets could adversely affect our ability to raise capital on favorable terms or at all, and cause increases in our interest expense.

From time to time we rely on access to capital markets as a source of liquidity for capital requirements not satisfied by operating cash flows. Recently, conditions in the financial markets have deteriorated, which has reduced the availability of capital and credit. If these conditions continue or worsen, our ability to raise capital on favorable terms or at all could be adversely affected, and we may be unable to access adequate funding to refinance our debt as it becomes due or finance capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, the duration of tight credit conditions and volatile equity markets, our credit ratings, credit capacity, the cost of financing, and other general economic and business conditions. It may also depend on the performance of credit counterparties and financial institutions with which we do business.

In addition, we have outstanding variable rate indebtedness in the form of auction rate securities and variable rate demand notes. While the securities have long term maturities, they are auctioned and remarketed weekly. The volatility and disruption in the credit markets have negatively affected our ability to auction and remarket the securities and have resulted in increased interest expense. We have received authority from the IURC to refinance this variable rate indebtedness. Given the volatility in the capital markets, we will continue to evaluate our alternatives with regard to refinancing this debt.

See Note 10, “Indebtedness” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for information regarding indebtedness. See also “Item 7A. Quantitative and Qualitative Disclosure about Market Risk - Credit Market Risk” for information related to credit market risks.

The level of our indebtedness, and the security provided for this indebtedness, could adversely affect our financial flexibility.

As of December 31, 2008, we had on a consolidated basis $1.7 billion of long-term indebtedness and total common shareholder’s deficit of $9.9 million. IPL had $837.7 million of First Mortgage Bonds outstanding as of December 31, 2008, which are secured by the pledge of substantially all of the assets of IPL under the terms of IPL’s mortgage and deed of trust. IPL also had $60.0 million of unsecured indebtedness. This level of indebtedness and related security could have important consequences, including the following:

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

We expect to incur additional debt in the future, subject to the terms of our debt agreements and regulatory approvals for any IPL debt. To the extent we become more leveraged, the risks described above would increase. Further, our actual cash requirements in the future may be greater than expected. Accordingly, our cash flow from operations may not be sufficient to repay at maturity all of the outstanding debt as it becomes due and, in that event, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms or at all to refinance our debt as it becomes due. For a further discussion of outstanding debt, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Current and future conditions in the economy may adversely affect our customers, suppliers and counterparties, which may adversely affect our results of operations, financial condition, and cash flows.

Our business, results of operations, financial condition, and cash flows have been and will continue to be affected by general economic conditions. As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, and other challenges currently affecting the general economy, our customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing customers may reduce their electricity consumption and may not be able to fulfill their payment obligations to us in the normal, timely fashion. In addition, some existing commercial and industrial customers may discontinue their operations. In 2008, one of our five largest customers announced it will be closing permanently in July 2009. Revenues from this customer were $10.5 million or less than 1% of total revenues in 2008. In 2008, we also experienced a slight decrease in the number of residential and small commercial and industrial customers. Projects which may result in potential new customers will likely be delayed until economic conditions improve.

At times, we may utilize forward purchase contracts to manage the risk associated with power purchases, and could be exposed to counter-party credit risk in these contracts. Further, some of our suppliers, customers and other counterparties, and others with whom we transact business may be experiencing financial difficulties, which may impact their ability to fulfill their obligations to us. For example, our counterparties on the interest rate swap, forward purchase contracts, and financial institutions involved in our credit facilities may become unable to fulfill their contractual obligations. We may not be able to enter into replacement agreements on terms as favorable as our existing agreements. If the general economic slowdown continues for significant periods or deteriorates significantly, our results of operations, financial condition, and cash flows could be materially adversely affected. In particular, the projected economic and population growth in Indianapolis is important to the realization of our forecasts for annual energy sales growth. A continued downturn in the Indianapolis economy could adversely affect our expected performance.

Parties providing construction materials or services may fail to perform their obligations, which could harm our results of operations, financial condition, and cash flows.

Our construction program calls for extensive expenditures for capital improvements and additions, including the installation of environmental upgrades, improvements to transmission and distribution facilities as well as other initiatives. As a result, we have engaged, and will continue to engage, numerous contractors and have entered into a number of agreements to acquire the necessary materials and/or obtain the required construction related services. This exposes us to the risk that these contractors and other counterparties could fail to perform. In addition, some contracts provide for us to assume the risk of price escalation and availability of certain metals and key components. This could force us to enter into alternative arrangements at then-current market prices that may exceed our contractual prices and cause construction delays. Although our agreements are designed to mitigate the consequences of a potential default by the counterparty, our actual exposure may be greater than these mitigation provisions. This would adversely affect our financial results, and we might incur losses or delays in completing construction.

We could incur significant capital expenditures to comply with environmental laws and regulations.

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. A violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot provide assurance that we have been or will be at all times in full compliance with such laws, regulations and permits; however, we do not believe any currently open investigations will result in fines material to our results of operations, financial condition, or cash flows. Under certain environmental laws, we could be held responsible for costs relating to contamination at our past or present facilities and at third party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage. We cannot assure that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations, financial condition, and cash flows. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” for a more comprehensive discussion of environmental matters impacting IPL and IPALCO.

Regulators, politicians, non-governmental organizations and other private parties have expressed concern about greenhouse gas emissions and are taking actions which, in addition to the potential physical risks associated with climate change, could have a material adverse impact on our consolidated results of operations, financial condition and cash flows.

At the federal and various regional and state levels, policies are under development to regulate GHG emissions, thereby effectively putting a cost on such emissions in order to create financial incentives to reduce them. In 2008, IPL emitted 17.7 million tons of CO2 from our power plants. Federal, state or regional regulation of GHG emissions could have a material adverse impact on the Company’s financial performance. The actual impact on the Company’s financial performance will depend on a number of factors, including among others, the GHG reductions required under any such legislation or regulations, the price and availability of offsets, the extent to which market based compliance options are available, the extent to which we would be entitled to receive GHG emissions allowances without having to purchase them in an auction or on the open market and the impact of such legislation or regulation on our ability to recover costs incurred.

In January 2005, based on European Community “Directive 2003/87/EC on Greenhouse Gas Emission Allowance Trading,” the European Union Greenhouse Gas Emission Trading Scheme (“EU ETS”) commenced operation as the largest multi-country GHG emission trading scheme in the world. On February 16, 2005, the Kyoto Protocol became effective. The Kyoto Protocol requires the 40 developed countries that have ratified it to substantially reduce their GHG emissions, including CO2. The United States has not ratified the Kyoto Protocol. In the United States, there currently are no federal mandatory GHG emission reduction programs (including CO2) affecting our electric power generation facilities. However, there are several proposed GHG legislative initiatives in the United States Congress that would, if enacted, constrain GHG emissions, including CO2, and/or make them more costly. We continue to monitor developments with respect to the regulation of CO2 emissions under the Clean Air Act.

In April 2007, the U.S. Supreme Court issued its decision in Massachusetts v. Environmental Protection Agency, a case involving the regulation of CO2 emissions from motor vehicles under the CAA. The Court ruled that CO2 is a pollutant which potentially could be subject to regulation under the CAA and that the EPA must give a reasoned explanation for why it does not regulate CO2 in response to a petition for rulemaking. Current federal policy regarding CO2 emissions favors voluntary reductions, increased operating efficiency and continued research and technology development. However, the Court’s decision and stimulus from regulators, politicians, non-governmental organizations, private parties and other factors could lead to a determination by the EPA to regulate CO2 emission from mobile and stationary sources, including electric power generation facilities. We will continue to monitor developments with respect to the regulation of CO2 emissions under the CAA. In light of these developments, some regulatory initiatives regarding CO2 may be implemented in the future, although at this time we cannot predict if, how, or to what extent such initiatives would affect us.

In July 2008, the EPA issued an advanced notice of proposed rulemaking soliciting comments on whether and how greenhouse gas emissions should be regulated under the CAA. The advanced notice of proposed rulemaking marks the EPA’s first rulemaking step to respond to the U.S. Supreme Court’s decision in Massachusetts v. EPA, which requires the EPA to give a reasoned explanation for its decision to not regulate CO2. However, currently it is not clear what impact this proposed rulemaking will have on our business, results of operations, financial condition, and cash flows.

Legislation to reduce the emission of GHG, including CO2, has been considered by Congress in each of the past few years but has not yet been enacted. The lack of binding legislation at the federal level has prompted some states and regions to develop their own climate change legislation. This includes, but is not limited to, the Regional Greenhouse Gas Initiative in the northeast, the Western Climate Initiative, the Midwestern Regional Greenhouse Gas Reduction Accord, and California Greenhouse Gas Initiative, which are regional efforts to develop “cap and trade” programs for CO2 emissions. The State of Indiana has signed the Midwestern Regional Greenhouse Gas Reduction Accord as an observer, not a participant. In January 2009, states participating in the Regional Greenhouse Gas Initiative process implemented rules that establish a “cap and trade” program for power plant emissions of CO2 in the northeastern United States and are currently in the process of implementing state rules to effectuate the program.

In addition to government regulators, other groups such as politicians, environmentalists and other private parties have expressed increasing concern about GHG emissions. For example, certain financial institutions have expressed concern about providing financing for facilities which would emit GHGs, which can affect our ability to obtain capital, or if we can obtain capital, to receive it on commercially viable terms. In addition, rating agencies may decide to downgrade our credit ratings based on our emissions or increased compliance costs which could make financing unattractive.

Furthermore, according to the Intergovernmental Panel on Climate Change, physical risks from climate change could include, but are not limited to, increased runoff and earlier spring peak discharge in many glacier and snow fed rivers, warming of lakes and rivers, an increase in sea level, changes and variability in precipitation and in the intensity and frequency of extreme weather events. Physical impacts may have the potential to significantly affect the Company’s business and operations. For example, extreme weather events could result in increased downtime and operation and maintenance costs at our electric power generation facilities and our support facilities. Variations in weather conditions, primarily temperature and humidity, attributable to climate change also would be expected to affect the energy needs of customers. A decrease in energy consumption could decrease our revenues. In addition, while revenues would be expected to increase if the energy consumption of customers increased, such increase could prompt the need for additional investment in generation capacity. Changes in the temperature of lakes and rivers and changes in precipitation that result in drought could adversely affect the operations of our fossil-fuel fired electric power generation facilities. Changes in temperature, precipitation and snow pack conditions also could affect the amount and timing of hydroelectric generation.

If any of the foregoing risks materialize, costs may increase or revenues may decrease and there could be a material adverse effect on our electric power generation businesses and on our consolidated results of operations, financial condition and cash flows.

Regulatory initiatives regarding CO2 may be implemented in the future, although at this time we cannot predict if, how, or to what extent such initiatives would affect us. Generally, we believe costs to comply with any regulations implemented to reduce greenhouse gas emissions would be deemed as part of the costs of providing electricity to our customers and as such, we would seek recovery for such costs in our rates. However, no assurance can be given as to whether the IURC will approve such requests. . Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” for a more comprehensive discussion of environmental matters impacting IPL and IPALCO.

Commodity price changes may affect the operating costs and competitive position of our business.

Our business is sensitive to changes in the price of coal, the primary fuel we use to produce electricity, and to a lesser extent, to the changes in the prices of natural gas, purchased power and emissions allowances. In addition, changes in the prices of steel, copper and other raw materials can have a significant impact on our costs. Any changes in coal prices could affect the prices we charge, our operating costs and our competitive position with respect to our products and services. While we have approximately 66% of our current coal requirements for the three year period ending December 31, 2011 under long-term contracts, the balance is yet to be purchased and will be purchased under a combination of long-term contracts, short-term contracts and on the spot market. Prices can be highly volatile in both short-term market and on the sport market. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. Contracts for a significant portion of our coal supply expire over the next three years. At the end of 2009, two long-term coal contracts will expire that represent about 45% of our annual purchases. Although the price of these contracts have increased due to pricing provisions in the contract, the prices of coal under these contracts are significantly below the current market. New contracts to replace this supply may increase our weighted average cost of fuel. Contract negotiations began in 2008 and will continue through 2009. We are also dependent on purchased power, in part, to meet our seasonal planning reserve margins. Our exposure to fluctuations in the price of coal is limited because pursuant to Indiana law, we may apply to the IURC for a change in our FAC every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. In addition, we may recover the energy portion of our purchased power costs in these quarterly FAC proceedings. We must present evidence in each proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

We are subject to employee workforce factors that could affect our businesses, results of operations, financial condition, and cash flows.

We are subject to employee workforce factors, including, among other things, loss or retirement of key personnel (approximately 45% of our employees are over the age of 50), availability of qualified personnel, and collective bargaining agreements with employees who are members of a union. Approximately 65% of our employees are represented by the International Brotherhood of Electrical Workers. Work stoppages could affect our businesses, results of operations, financial condition, and cash flows.

Economic conditions relating to our pension plans’ asset performance and interest rates could materially impact our results of operations, financial condition, and cash flows.

Pension costs are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be wrong, resulting in a shortfall of pension plan assets compared to pension obligations under the pension plan. We are responsible for funding any shortfall of pension plan assets compared to pension obligations under the pension plan, and a significant increase in our pension liabilities could materially impact our results of operations, financial condition, and cash flows. The Pension Protection Act of 2006, which contains comprehensive pension funding reform legislation, was enacted into law during the third quarter of 2006. The pension funding provisions are effective January 1, 2008. The Pension Protection Act of 2006 requires plans that are less than 100% funded to fully fund any funding shortfall in amortized level installments over seven years, beginning in the year of the shortfall. In addition, we must also contribute the normal (service) cost earned by active participants during the plan year. Then, each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period.

Please see Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for further discussion.

From time to time, we are subject to material litigation and regulatory proceedings.

We may be subject to material litigation, regulatory proceedings, administrative proceedings, settlements, investigations and claims from time to time. There can be no assurance that the outcome of these matters will not have a material adverse effect on our business, results of operations, financial condition, and cash flows. Please see Note 2, “Regulatory Matters” and Note 13, “Commitments and Contingencies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for a summary of significant regulatory matters and legal proceedings involving us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. DEFINED TERMS

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-K:

1995B Bonds	IPL’s $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project
2008 IPALCO Notes	$375 million of 8.375% (original coupon 7.375%) Senior Secured Notes due November 14, 2008
2011 IPALCO Notes	$375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011
2016 IPALCO Notes	$400 million of 7.25% Senior Secured Notes due April 1, 2016
AES	The AES Corporation
ASM	Ancillary Services Market
BART	Best Available Retrofit Technology
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCT	Clean Coal Technology
CO2	Carbon Dioxide
Defined Benefits Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand-Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
EPAct	Energy Policy Act of 2005
Exchange Act	Securities Exchange Act of 1934, as amended
FAC	Fuel Adjustment Charges
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gas
IBEW	International Brotherhood of Electrical Workers
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IPL Funding	IPL Funding Corporation
IURC	Indiana Utility Regulatory Commission
J.P. Morgan	J.P. Morgan Securities, Inc.
kWh	Kilowatt hours
MW	Megawatt
Midwest ISO	Midwest Independent Transmission System Operator, Inc.
NOx	Nitrogen Oxides
NSR	New Source Review
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
REMC	Rural Electric Membership Cooperative
RFC	ReliabilityFirst Corporation
RSG	Revenue Sufficiency Guarantee
RSP	AES Retirement Savings Plan
SO2	Sulfur Dioxide
S&P	Standard & Poors
Supplemental Retirement Plan	Supplemental Retirement Plan of Indianapolis Power & Light Company
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company
VEBA Trust	Voluntary Employee Beneficiary Association Trust

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

We own and operate four generating stations. Two of the generating stations are primarily coal-fired stations. The third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. For electric generation, the net winter capability is 3,492 MW and net summer capability is 3,353 MW. Our highest summer peak load of 3,139 MW was recorded in August 2007 and the highest winter peak load of 2,971 MW was recorded in January 2009.

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

Net electrical generation during 2008, at the Petersburg, Harding Street, Eagle Valley and Georgetown plants, accounted for approximately 71.7%, 20.9%, 7.4% and less than 0.1%, respectively, of our total net generation.

Our electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, Vectren Corporation, Hoosier Energy Rural Electric Cooperative, Inc., and the electric system jointly owned by Duke Energy Indiana, Indiana Municipal Power Agency and Wabash Valley Power Association, Inc. Our transmission system includes 457 circuit miles of 345,000 volt lines and 363 circuit miles of 138,000 volt lines. The distribution system consists of 4,518 circuit miles underground primary and secondary cables and 5,861 circuit miles of overhead primary and secondary wire. Underground street lighting facilities include 724 circuit miles of underground cable. Also included in the system are 75 bulk power substations and 88 distribution substations.

We hold an option, through 2013, to purchase suitable acreage of land in Switzerland County, Indiana to use as a potential power plant site. In addition, IPL owns the rights to coal underlying approximately 5,875 acres in Pike and Gibson Counties, Indiana.

All of our critical facilities are well maintained, in good condition and meet our present needs. Currently, our plants generally have enough capacity to meet the needs of our retail customers when all of our units are available. During periods when our generating capacity is not sufficient to meet our retail demand, we purchase power on the wholesale market.

Mortgage Financing on Properties

The mortgage and deed of trust of IPL, together with the supplemental indentures to the mortgage, secure first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a direct first mortgage lien in the amount of $837.7 million at December 31, 2008. In addition, IPALCO Enterprises, Inc. has $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 and $400 million of 7.25% Senior Secured Notes due April 1, 2016 outstanding which are secured by its pledge of all of the outstanding common stock of IPL.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable pursuant to General Instruction I of the Form 10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

All of the outstanding common stock of IPALCO Enterprises, Inc. is owned by the AES Corporation, and as a result is not listed for trading on any stock exchange.

Dividends

During 2008, 2007 and 2006, we paid dividends to AES totaling $71.6 million, $85.8 million and $92.5 million, respectively. Future distributions will be determined at the discretion of the Board of Directors of IPALCO and will depend primarily on dividends received from Indianapolis Power & Light Company and such other factors as the Board of Directors of IPALCO deems relevant. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Form 10-K for a discussion of limitations on dividends from IPL. In order for us to make any dividend payments to AES, we must, at the time and as a result of such dividends, either maintain certain credit ratings on IPALCO’s $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 or be in compliance with leverage and interest coverage ratios contained in the Indenture for such notes. We do not believe this requirement will be a limiting factor in paying dividends in the ordinary course of prudent business operations.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data. This data should be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The “Results of Operations” discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” addresses significant fluctuations in operating data. IPALCO Enterprises, Inc. is a wholly-owned subsidiary of the AES Corporation and therefore does not report earnings or dividends on a per-share basis. Other data that management believes is important in understanding trends in our business is also included in this table.

	Year Ended December, 31
	2008	2007	2006	2005	2004
	(In Thousands)
Operating Data:
Total utility operating revenues	$1,079,113	$1,052,627	$1,032,051	$951,079	$885,473
Utility operating income	181,893	210,418	179,503	208,728	214,334
Allowance for funds used during construction	2,292	7,445	5,350	3,646	3,769
Net income	71,452	122,116	92,416	113,929	124,994

Balance Sheet Data (end of period):
Utility plant - net	2,331,408	2,347,406	2,248,045	2,165,391	2,142,852
Total assets	3,102,411	2,841,941	2,807,965	2,573,156	2,473,919
Common shareholder’s deficit(1)	(9,909)	(11,238)	(50,682)	(126,401)	(108,082)
Cumulative preferred stock of subsidiary	59,784	59,784	59,135	59,135	59,135
Long-term debt (less current maturities)	1,666,085	1,271,558	1,481,516	1,443,316	1,502,064
Long-term capital lease obligations	301	729	1,546	2,401	4,148

Other Data:
Utility capital expenditures	106,906	201,060	195,009	112,207	163,540

(1) Upon the application of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R”, we reclassified $72.1 million from Accumulated Other Comprehensive Loss to Regulatory Assets for 2006

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see “Cautionary Note Regarding Forward - Looking Statements” at the beginning of this Form 10-K and “Item 1A. Risk Factors.” For a list of certain abbreviations or acronyms in this discussion, see “Item 1C. Defined Terms” included in Part I of this Form 10-K

Description of the Company

IPALCO Enterprises, Inc. is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is Indianapolis Power & Light Company, a regulated utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc., is the holding company for our unregulated activities. Mid-America Capital Resources’ only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund, with a recorded value of $6.8 million as of December 31, 2008. Our business segments are utility and nonutility.

We are primarily engaged in generating, transmitting, distributing and selling electric energy to approximately 470,000 retail customers in the city of Indianapolis and neighboring areas within the state of Indiana. We have an exclusive right to provide electric service to those customers. We own and operate four generating stations, all within the state of Indiana. More than 99% of our total electricity produced was generated from coal in each of 2008, 2007, and 2006. Natural gas and fuel oil combined to provide the remaining kWh generation (primarily for peaking capacity). Our net electric generation capability for winter and summer is 3,492 MW and 3,353 MW, respectively. Our corporate mission is to serve our customers’ needs for electric power in ways that provide exceptional value to our customers, shareholders, people and communities.

Executive Overview

The most important matters on which we focus in evaluating our financial condition and operating performance and allocating our resources include: (i) recurring factors which have significant impacts on operating performance such as; regulatory action, environmental matters, weather and weather-related damage in our service area, our ability to sell power in the wholesale market at a profit, and the local economy; (ii) our progress on performance improvement strategies designed to maintain high standards in several operating areas (including safety, environmental, reliability, and customer service) simultaneously; and (iii) our short-term and long-term financial and operating strategies. For a discussion of how we are impacted by regulation and environmental matters, please see “Liquidity and Capital Resources - Regulatory Matters” and “Liquidity and Capital Resources - Environmental Matters” later in this section and “Item 1. Business.”

Weather and weather-related damage in our service area

Extreme high and low temperatures in our service area have a significant impact on revenues as many of our retail customers use electricity to power air conditioners, electric furnaces and heat pumps. The effect is generally more significant with high temperatures than with low temperatures as many of our customers use gas heat. To illustrate, during the third fiscal quarter of 2008, when our service territory experienced a 22.4% decrease in cooling degree days as compared to the same period in 2007, we realized a 4.5% decrease in net retail revenues (excluding revenues from tracker mechanisms such as fuel and environmental costs - see “Liquidity and Capital Resources - Regulatory Matters”) primarily due to weather. In addition, because extreme temperatures have the effect of increasing demand for electricity, the wholesale price for electricity generally increases during periods of extreme hot or cold weather and, therefore, if we have available capacity not needed to serve our retail load, we can generate additional income by selling power on the wholesale market (see below).

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, which can cause power outages, which reduces revenues and increases repair costs. During 2008, we experienced unusually high severe storm activity resulting in a $5.4 million increase in storm related operating expenses (primarily repairs and maintenance) as compared to 2007.

Our ability to sell power in the wholesale market at a profit.

At times, we will purchase power on the wholesale markets, and at other times we will have electric generation available for sale on the wholesale market in competition with other utilities and power generators. During the past five years, wholesale revenues represented approximately 5.9% of our total electric revenues. Our ability to be dispatched in the Midwest Independent Transmission System Operator, Inc. market to sell power is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity we have available for wholesale sales is impacted by our retail load requirements, our generation capacity and our unit availability. From time to time, we must shut generating units down to perform maintenance or repairs. Generally, maintenance is scheduled during the spring and fall months when demand for power is lowest. Occasionally, it is necessary to shut units down for maintenance or repair during periods of high power demand. For example, during 2008, we had outages at a coal fired unit related to performance issues related to Clean Coal Technology placed in service in 2007. See also, “Liquidity and Capital Resources - Industry Changes” for information about our participation in the Midwest ISO that impacts both revenues and costs associated with our energy service to our utility customers. The price of wholesale power in the Midwest ISO market as well as our variable generating costs can be volatile and therefore our revenues from wholesale sales can fluctuate significantly from year to year. The weighted average price of wholesale kWhs we sold was $48.31, $41.70, and $38.48 in 2008, 2007 and 2006, respectively.

Local economy.

The local economy is currently suffering like the global economy as evidenced by an elevated unemployment rate in Indianapolis, Indiana which approximates the national average. Additionally, one of our five largest customers recently announced it will be closing permanently in July 2009. Revenues from this customer were $10.5 million  or less than 1% of total revenues in 2008. In 2008, we also experienced a slight decrease in the number of residential and small commercial and industrial customers. Decreases in commercial and industrial production levels in our service area generally lead to decreased use of electricity. During 2008, 40.4% of our revenues came from large commercial and industrial customers. However, during the past 10 years, our total retail kWh sales have grown at a compound annual rate of 1.2%. Please see also, “Impact of Weak Economic Conditions,” below for further discussion of current economic conditions.

Performance improvement program.

Our objective is to achieve top industry performance in the United States utility industry by focusing on performance in seven key areas: safety, the environment, customer satisfaction, reliability (production and delivery), financial performance (retail rates and shareholder value), employee engagement and community leadership and by balancing them in a way and to a degree necessary to ensure a sustainable level of excellence in all these areas simultaneously as compared to our peers. We monitor our performance in these areas, and where practical and meaningful, compare performance in some areas to peer utilities. Because employee engagement and community leadership are company specific performance goals, they are not benchmarked.

We have achieved significant improvements in three of the five benchmarked key areas during 2008 as compared to 2007: safety, environmental performance and customer satisfaction; however, our 2008 performance showed that we still have improvements to make. The primary factors that weakened our performance versus our goals were a high frequency of unusually severe storms in our service territory in 2008 and greater than anticipated coal fired unit outages in 2008, many of which were associated with the operation of CCT placed in service in 2007. These factors caused us to miss our targeted performance in reliability (production and delivery) and to miss our financial performance target. Our delivery reliability performance excluding storm activity was similar to last year’s performance but was below our target. We continue to make improvements in our environmental performance through capital expenditures on CCT projects that have significantly reduced our level of SO2 emissions over the past few years. We met two of our three safety goals in 2008, achieving significant improvements from 2007. Customer satisfaction is measured through the annual JD Power residential electric survey. Our performance improved year over year and was 25th relative to the largest 121 participating electric utilities in the United States.

Short-term and long-term financial and operating strategies.

 Our financial management plan is closely integrated with our operating strategies. Our objective is to maintain stand-alone credit statistics at IPL that are comparable to investment grade credit ratings. Key aspects of our financial planning include rigorous budgeting and analysis, maintaining sufficient levels of liquidity and a prudent dividend policy at both our subsidiary and holding company levels. This strategy allows us to remain flexible in the face of evolving environmental legislation and regulatory initiatives in our industry, as well as weak economic conditions.

IMPACTS OF WEAK ECONOMIC CONDITIONS

The United States and global economies are experiencing significant turmoil, including a crisis in the credit markets, high inflation rates and significant losses in the equity markets.

We believe that our core business benefits from relatively inelastic demand for electricity and from the fact that our retail sales are protected from competition as a result of our tariff. In addition, we have undertaken certain initiatives, including the refinancing of $375 million of 8.375% (original coupon 7.375%) Senior Secured Notes due November 14, 2008 in the second quarter of 2008, which helped preserve our liquidity and improved our financial flexibility. For additional information on the refinancing, see “Liquidity and Capital Resources - Capital Resources - Indebtedness.” As a result of this refinancing, we do not have any long-term indebtedness maturing until 2011 nor do we have any major construction activity planned during 2009. Therefore, while we may seek to refinance certain additional securities described below, we do not anticipate a need for new long-term financings until at least 2010. As a result of these initiatives and other factors, we believe that existing cash balances, short-term investments, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness and recurring capital expenditures. See “Liquidity and Capital Resources” for further discussion of our liquidity position. Although there can be no assurance, due to the challenging times currently faced by financial institutions, management believes that the participating banks under our facilities will continue to meet their funding commitments. However, if the credit crisis is protracted, deteriorates, or leads to a larger recession, such events could have a material adverse impact on our cash flows from operations and our liquidity and financial position.

While not currently material to our liquidity or ability to service our debt, we nonetheless have been negatively impacted by the current weak economic conditions on several fronts. First, we are liable for principal and interest on three series of auction rate securities, two of which were issued by the city of Petersburg, Indiana in 2005 and one issued by the Indiana Finance Authority in 2006, totaling $131.9 million. IPL’s liability on these auction rate securities is secured by its first mortgage bonds. While the securities have long term maturities, the interest rates are variable and are set weekly through an auction process. Beginning in late September 2008, the auctions failed on these securities and as a result, the interest rates were reset to the maximum rates of 12% per annum on each series. Interest expense on these auction rate securities increased $4.8 million in 2008 compared to 2007 due to the higher interest rates. This rate is in effect every time the auctions fail. Beginning in January 2009, all of our auction rate bonds were successfully auctioned and they have continued to auction successfully through February 23, 2009, however interest rates are averaging higher than historical averages. We cannot predict whether these auctions will continue to be successful. In January 2009, the IURC issued an order approving IPL’s financing petition filed in August 2008 requesting authority to refinance all of our auction rate securities as well as the IPL’s $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project Bonds (see below). Given the volatility in the market, we continue to evaluate our alternatives with regard to refinancing this debt.

Second, IPL is also liable for interest and principal on the 1995B Bonds issued in 1995 by the city of Petersburg, Indiana. Interest on the 1995B Bonds varies with the tax-exempt weekly rate reset through a remarketing process; however, the interest rate is synthetically fixed at 5.21% through a floating-to-fixed interest rate swap, which expires concurrent with the maturity of the 1995B Bonds in January 2023. IPL also maintains a $40.6 million long-term liquidity facility supporting the 1995B Bonds. The liquidity facility expires May 16, 2011 and bears interest at the prime rate, which was 3.25% per annum at December 31, 2008. The interest rate swap synthetically fixes our interest rate on the portion of the 1995B Bonds which have remarketed successfully and provides some relief against the interest we pay on our liquidity facility borrowings related to the 1995B Bonds which failed remarketing. During 2008, $39.6 million of the 1995B Bonds failed the remarketing process and were tendered to the trustee. In accordance with the terms of the 1995B Bonds, the trustee drew $39.7 million against IPL’s committed liquidity facility to fund the tender and related accrued interest. As a result, the trustee is holding $39.6 million of the 1995B Bonds, which failed the remarketing process, on IPL’s behalf. All of the 1995B Bonds remain outstanding and IPL continues to pay interest on them, even though IPL is the beneficiary of the interest on the $39.6 million that failed remarketing. Additionally, IPL is liable for the draw on the liquidity facility. As of December 31, 2008, our effective interest rate on the 1995B Bonds, including the liquidity facility and net of the relief provided by the swap was approximately 7.22%. Our December 31, 2008 balance sheet reflects our obligation on the 1995B Bonds in long-term debt. Because management believes the 1995B Bonds will be remarketed or refinanced within one year, we are presenting the amount payable on the liquidity facility and our investment in the 1995B Bonds as current in our December 31, 2008 balance sheet.

Third, during the year 2008, our pension plans suffered a net actuarial loss of $185.9 million. The net actuarial loss is comprised of two parts: (1) a $156.8 million pension asset actuarial loss primarily due to the lower than expected return on assets, and (2) a $29.1 million pension liability actuarial loss primarily due to a decrease in the discount rate that is used to value pension liabilities, and a change in assumption to include progressions upward through pension bands over the future working lifetime of participants. The $185.9 million net actuarial loss for the year 2008 has resulted in a total to-date unrecognized net loss of $249.5 million as of December 31, 2008. This loss has arisen over time primarily due to the long-term declining trend in corporate bond rates, the lower than expected return on assets during the year 2008, and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of participants, since Statement of Financial Accounting Standards No. 87 “Employers’ Accounting for Pension” was adopted. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost (pension expense) in future years. The amortization period is 12 years which is the estimated average remaining working lifetime of plan participants. In addition, pension expense will be unfavorably impacted in future years by the inability to earn an expected return on the 2008 shortfall in pension assets. The net actuarial loss during the year 2008 will significantly increase pension expense beginning in the year 2009. Net periodic benefit cost (pension expense) is expected to increase from $8.1 million in 2008 to approximately $34 million in 2009. In addition, a funding shortfall was created primarily by the poor performance of the pension assets in 2008. As a result, funding requirements are expected to increase over the next seven years. Please see Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for additional Pension Plan information.

Finally, over the past few years, the demand for certain raw materials, including steel, copper and other commodities has escalated at rates well above the consumer price index and as a result, prices for these materials and the volatility of such prices have increased as well. These and other raw materials serve as inputs to many operating and maintenance processes fundamental to the electric utility industry and price increases have impacted our liquidity by increasing environmental capital expenditures for which we intend to seek recovery. To date, this escalation has been partially mitigated through strong sourcing and work management practices. However, such costs have impacted our results of operations, financial condition, and cash flows and are likely to continue in the future.

For other impacts on our business caused by the deteriorating condition in the local and global economy and the financial markets, see “Item 1A. Risk Factors - Current and future conditions in the economy may adversely affect our results of operations, financial condition, and cash flows.”

Results of Operations

In addition to the discussion on operations below, please see the statistical information table included in “Item 1. Business” of this report for additional data such as kWh sales and number of customers by customer class.

Comparison of year ended December 31, 2008 and year ended December 31, 2007

Utility Operating Revenues

Utility operating revenues increased in 2008 from the prior year by $26.5 million, which resulted from the following changes (dollars in thousands):

	2008	2007	Change	Percent Change

Utility Operating Revenue
Retail Revenues	$1,003,103	$965,452	$137,651	3.9%
Wholesale Revenues	57,456	68,366	(10,910)	(16.0)%
Miscellaneous Revenues	18,554	18,809	(255)	(1.4)%
Total Utility Operating Revenues	$1,079,113	$1,052,627	$26,486	2.5%

Heating Degree Days
Actual	5,463	5,031	432	8.6%
30-year Average	5,551	5,521
Cooling Degree Days
Actual	1,086	1,551	(465)	(30.0)%
30-year Average	1,042	1,042

The 2.5% increase in utility operating revenues was primarily due to a 3.9% increase in retail revenues. The increase was mitigated by the $32.0 million decrease in revenue associated with the deferred fuel regulatory liabilities recorded in 2008 for credits to our retail customers. See “Liquidity and Capital Resources - Regulatory Matters - Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income” for further information regarding the credit.

Excluding the effect of the $32.0 million of credits, retail revenues increased by 7.2% ($69.7 million) primarily due to a 9.5% increase in the weighted average price per kWh sold ($87.7 million), partially offset by a 2.1% decrease in the quantity of kWh sold ($18.0 million). The increase in the weighted average price of kWhs sold was primarily due to a $42.5 million increase in revenues related to our CCT projects and a $42.2 million increase in fuel revenues, which is offset by increased fuel and purchased power expenses attributable to serving our jurisdictional retail customers (see discussion in “Utility Operating Expenses”). Also, our declining block rate structure generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases. The decrease in the quantity of retail kWhs sold was primarily due to the 30.0% decrease in cooling degree days during the comparable periods.

The 16.0% decrease in wholesale revenues is primarily due to a 27.5% decrease in the quantity of kWh sold ($18.8 million), partially offset by a 15.9% increase in the weighted average price per kWh sold ($7.9 million). The decrease in quantity was primarily due to the timing and duration of scheduled and forced generating unit maintenance outages. The quantity and price of wholesale kWh sales are also impacted by the ability of our generation to be dispatched by the Midwest ISO. at wholesale prices that are above our variable costs and the amount of electricity we have available to sell in the wholesale market. Our ability to be dispatched in the Midwest ISO market is primarily impacted by the locational market price of electricity and variable generation costs. The increased market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from 2007 to 2008 (in millions):

2007 Operating Expenses	$842.2
Increase in depreciation and amortization	20.1
Increase in other operating expenses	18.3
Increase in fuel costs	16.8
Increase in deferred fuel costs	15.0
Increase in maintenance expenses	12.2
Decrease in income taxes - net	(26.6)
Other miscellaneous variances	(0.8)
2008 Operating Expenses	$897.2

The $20.1 million increase in depreciation and amortization is primarily due to amortization of regulatory deferrals related to CCT placed into service in September 2007 at our Harding Street generating station ($9.8 million) and an increase in depreciation expense related to the Harding Street CCT project ($8.8 million).

The increase in other operating expenses was primarily due to increased operating expenses related to our CCT projects ($4.8 million), wages and employee benefits ($5.1 million), contractor and consulting services ($3.3 million), and various individually immaterial items.

Also, as described previously under “Impacts of Weak Economic Conditions” the net actuarial loss during the year 2008 will significantly increase pension expense beginning in the year 2009. Net periodic benefit cost (pension expense) is expected to increase from $8.1 million in 2008 to approximately $34 million in 2009. In addition, a funding shortfall was created primarily by the poor performance of the pension assets in 2008. As a result, funding requirements are expected to increase over the next seven years. The increase could be offset in future years if plan performance is higher than future estimates.

The increase in fuel cost was primarily due to an increase in actual fuel costs of $15.5 million and a $1.0 million increase in ash disposal transportation costs. The increase in actual fuel costs was due to a 12.5% increase in the per ton cost of coal resulting primarily from a price reopener on one of our large coal contracts, as well as increases in the diesel component for coal and transportation costs. This increase is partially offset by a 5.2% decrease in the quantity of coal consumed due to a 5.2% decrease in the amount of electricity we generated.

The $15.0 million increase in deferred fuel costs is the result of variances between estimated fuel and purchased power costs in our Fuel Adjustment Charges and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted (See also “Liquidity and Capital Resources - Regulatory Matters - Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income.”). Deferred fuel costs are recorded in Fuel on the accompanying Consolidated Statements of Income.

The increase in maintenance expenses is primarily due to an increase in maintenance on overhead lines of approximately $5.4 million primarily as a result of increased storm damage and increased forced outages on our generating units of approximately $4.3 million. The $26.6 million decrease in income tax expense was primarily due to a decrease in pretax net operating income for the reasons previously described.

Other Income and Deductions

Other income and deductions remained relatively flat in 2008 as compared to 2007. Included in the variation is a $4.1 million decrease in miscellaneous income and (deductions) - net due to a $1.7 million decrease in dividend revenue and various individually immaterial items. In addition, there was a $2.6 million decrease in the allowance for equity funds used during construction primarily due to decreased capital expenditures in 2008 compared to 2007. These decreases are partially offset by a $6.7 million increase in the income tax benefit, primarily due to the increase in interest on long-term debt (see below).

Interest and Other Charges

Interest and other charges increased $22.1 million for the year ended December 31, 2008 from the same period in 2007. This increase is primarily due to a $13.9 million early tender premium related to the repurchase of the 2008 IPALCO Notes and a $3.9 million increase in interest on long-term debt due to a weighted average increase in the amount of long-term debt we had outstanding in the comparable periods. There was also a $2.5 million decrease in allowance for borrowed funds used during construction primarily due to decreased capital expenditures in 2008 compared to 2007.

Comparison of year ended December 31, 2007 and year ended December 31, 2006

Utility Operating Revenues

Utility operating revenues increased in 2007 from the prior year by $20.6 million, which resulted from the following changes (dollars in thousands):

	2007	2006	Change	Percent Change

Utility Operating Revenue
Retail Revenues	$965,452	$948,923	$16,529	1.7%
Wholesale Revenues	68,366	60,448	7,918	13.1%
Miscellaneous Revenues	18,809	22,680	(3,871)	(17.1)%
Total Utility Operating Revenues	$1,052,627	$1,032,051	$20,576	2.0%

Heating Degree Days
Actual	5,031	4,730	301	6.4%
30-year Average	5,521	5,521
Cooling Degree Days
Actual	1,551	1,045	506	48.4%
30-year Average	1,042	1,042

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

The 13.1% increase in wholesale revenues is primarily due to a 4.4% increase in the quantity of kWhs sold ($2.9 million) and an 8.4% increase in the weighted average price per kWh sold ($5.1 million). More kWhs were available for sale in the wholesale market during 2007 over 2006 primarily due to a scheduled outage that began in March 2006 on one of our large base-load coal-fired units. During the scheduled outage we enhanced our environmental emissions technology that is significantly reducing emissions as part of our CCT projects. This unit was placed back into service in June 2006. As discussed above in “Comparison of year ended December 31, 2008 and year ended December 31, 2007 - Utility Operating Revenues,” the quantity and price of wholesale kWh sales are also impacted by the ability of our generation to be dispatched by the Midwest ISO at wholesale prices that are above our variable costs and the amount of electricity we have available to sell in the wholesale market. The $3.9 million decrease in miscellaneous revenues was primarily due to a $3.5 million gain in the first quarter of 2006 from exchanging 2,510 vintage 2007 SO2 air emissions allowances for 2,500 vintage 2005 SO2 air emissions allowances. The gain resulted from exchanging allowances that were granted to us by the U.S. Environmental Protection Agency at no charge and recorded at cost, which is zero, for allowances that were recorded at their fair market value.

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

The $46.2 million decrease in deferred fuel costs is the result of variances between estimated fuel and purchased power costs in our FAC and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into expense in the same period that our rates are adjusted. (See also “Liquidity and Capital Resources - Regulatory Matters - Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income.”) Deferred fuel costs are recorded in Fuel on the accompanying consolidated statements of income.

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

Liquidity and Capital Resources

As of December 31, 2008, we had unrestricted cash and cash equivalents of $16.5 million. As of December 31, 2008, we also had available borrowing capacity of $95.7 million under our $150.0 million committed credit facility after outstanding borrowings, existing letters of credit and liquidity support for IPL’s 1995B Bonds, which are remarketed weekly. As of December 31, 2008, we have borrowed $39.7 million on our committed credit facility to support the 1995B Bonds, which have experienced unsuccessful remarketing, and the associated interest. See “Impacts of Weak Economic Conditions” for further information. All of IPL’s long-term borrowings must first be approved by the Indiana Utility Regulatory Commission and the aggregate amount of IPL’s short-term indebtedness must be approved by the Federal Energy Regulatory Commission. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2010. We also have approval from the IURC to issue debt in an amount not to exceed an aggregate principal amount of $171.9 million to refinance, if deemed appropriate, four variable rate debt issues currently outstanding and to enter into capital lease obligations not to exceed an aggregate principal amount of $10 million outstanding at any time at various times throughout the period ending December 31, 2010. However, we also have restrictions on the amount of new debt that may be issued due to contractual obligations of the AES Corporation and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, short-term investments, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate on a short-term and long-term basis to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. As described previously, the current weak economic conditions may limit our access to cash in the capital markets, however we do not have any indebtedness maturing until 2011 or any major construction activity planned before 2010. Therefore, we do not anticipate a need to access the debt capital markets until at least 2010, although we may  decide to refinance some existing variable rate debt, if terms are favorable.

Historical Cash Flow Analysis

Our principal sources of funds in 2008 were net cash provided by operating activities of $183.8 million, net proceeds of approximately $394.1 million from the sale of $400 million of 7.25% Senior Secured Notes due April 1, 2016 and net borrowings of $51.7million on our committed credit facility. Net cash provided by operating activities is net of cash paid for interest of $130.0 million and pension funding of $56.7 million. The net cash provided by operating activities of $183.8 million in 2008 was $77.5 million less than net cash provided by operating activities of $261.3 million in 2007 primarily due to a decrease in net income of $50.7 million and an increase in pension funding of $57.3 million, partially offset by an increase in noncash add backs to net income for depreciation and amortization ($20.7 million, including amortization of regulatory assets) and early tender premium ($13.9 million) for the retirement in April 2008, of 2008 IPALCO Notes. The principal uses of funds in 2008 included capital expenditures of $106.9 million, dividends to AES of $71.6 million, the retirement in April 2008, of the $375 million 2008 IPALCO Notes, and net purchases of short-term investments of $39.5 million. We believe our future principal uses of net cash provided by operating activities, net of required pension contributions, will be capital expenditures and dividend distributions to AES.

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

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditures totaled $106.9 million, $201.1 million and $195.0 million in 2008, 2007 and 2006, respectively. Included in these amounts are approximately $23.3 million, $97.2 million and $97.7 million of expenditures in 2008, 2007 and 2006, respectively, on technology designed to reduce environmental emissions related to our CCT projects. Construction expenditures in 2008 were financed with internally generated cash provided by operations and borrowings on our credit facilities. Construction expenditures in 2007 were financed with internally generated cash provided by operations, borrowings on our credit facilities, a portion of the proceeds from the June 2007 issuance of $165 million IPL first mortgage bonds (see “Capital Resources”), and $32 million in draws from the construction fund associated with the issuance of $60 million IPL first mortgage bonds in September 2006. Construction expenditures in 2006 were financed with internally generated cash provided by operations, borrowings on our credit facilities, and $28 million in draws from the construction fund associated with the issuance of $60 million IPL first mortgage bonds in September 2006.

Our capital expenditure program for the three year period 2009-2011 is currently estimated to cost approximately $454 million. It includes approximately $185 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $138 million for power plant related projects; $98 million for construction projects designed to reduce SO2 and mercury emissions; and $33 million for other miscellaneous equipment and furniture. There are no planned capital expenditures in 2009-2011 for new generation. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions are recoverable through jurisdictional retail rate revenue as part of our CCT projects, subject to regulatory approval. Capital expenditures are financed with a combination of internally generated funds and short-term and long-term borrowings. See “Regulatory Matters - Clean Coal Technology Filings” below, regarding the IURC ratemaking treatment providing for recovery of our NOx, SO2 and mercury emissions compliance costs.

Contractual Cash Obligations

Our non-contingent contractual obligations as of December 31, 2008 are set forth below:

	Payment Due
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In Millions)
Long-term debt	$1,672.7	$-	$375.0	$110.0	$1,187.7
Capital lease obligation	0.8	0.5	0.3	-	-
Operating lease obligations	0.6	0.4	0.2	-	-
Interest obligations(1)	1,624.8	126.9	248.7	182.7	1,066.5
Purchase obligations(2):
Coal, gas and related transportation	486.0	175.6	225.2	84.3	0.9
Other	64.5	11.9	13.8	38.8	-
Pension Funding(3)(4)	20.0	20.0	-	-	-
Total(5)	$3,869.4	$335.3	$863.2	$415.8	$2,255.1

(1)Represents interest payment obligations related to fixed and variable rate debt. Interest related to variable rate debt is calculated using the rate in effect at December 31, 2008.

(2) Does not include purchase orders or normal purchases for goods or services: (1) for which there is not also an enforceable contract; or (2) which does not specify all significant terms, including fixed or minimum quantities. Also, does not included contractual commitments that can be terminated by us without penalty on notice of 90 days or less.

(3) For years 2010 and thereafter, our contractual obligation for pension funding can fluctuate due to various factors. Please see “Pension Funding” below and Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for further discussion.

(4) IPL is required to fund approximately $20.0 million during 2009. However, IPL may decide to contribute more than $20.0 million to meet certain funding thresholds, for example, funding to avoid the “at risk” or “plan freeze” status.

(5) Does not include an uncertain tax liability of $8.4 million (tax and related interest) as of December 31, 2008. IPALCO adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” on January 1, 2007, however it is not possible to determine in which future period or periods that the non-current income tax liability for uncertain tax positions might be paid.

Dividends

All of IPALCO’s outstanding common stock is held by AES. During 2008, 2007 and 2006, we paid $71.6 million, $85.8 million and $92.5 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $56.7 million to the Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company in 2008. There were no contributions to the Pension Plans in 2007; however there were contributions of $37.2 million in 2006. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to revert back to IPL during 2009.

From a funding perspective, IPL’s funding target liability shortfall is estimated to be approximately $180 million to $190 million as of January 1, 2009. The shortfall must be funded over seven years. In addition, IPL must also contribute the normal (service) cost earned by active participants during the plan year. The service cost is expected to be about $6 million in 2009. Then, each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. IPL is required to fund approximately $20 million during 2009. However, IPL may decide to contribute more than $20 million to meet certain funding thresholds, for example, funding to avoid the “at risk” or “plan freeze” status. IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes. The targeted investment allocations of the Pension Plans as of December 31, 2008 were approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and alternative investment securities (hedge funds), respectively. The targeted investment allocations of the Pension Plans as of December 31, 2007 were approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and alternative investments (hedge funds), respectively.

Benefit payments made from the Pension Plans for the years ended December 31, 2008 and 2007 were $30.8 million and $28.4 million respectively. Benefit payments made by IPL for other postretirement obligations were $0.6 million and $0.3 million respectively.

See also “Critical Accounting Policies” for further discussion of pension plans.

Capital Resources

IPALCO is a holding company, and accordingly substantially all of its cash is generated by the operating activities of its subsidiaries, principally IPL. None of its subsidiaries, including IPL, is obligated under or has guaranteed to make payments with respect to IPALCO’s $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 or 2016 IPALCO Notes, however, all of IPL’s common stock is pledged to secure these notes. Accordingly, IPALCO’s ability to make payments on 2011 IPALCO Notes and 2016 IPALCO Notes depends on the ability of IPL to generate cash and distribute it to IPALCO.

While we believe that our sources of liquidity will be adequate to meet our needs, this belief is based on a number of material assumptions, including, without limitation, assumptions about revenues, weather, economic conditions, our credit ratings and those of AES and IPL, regulatory constraints, environmental regulation and pension obligations. If and to the extent these assumptions prove to be inaccurate, our sources of liquidity may be affected. Moreover, changes in these factors or in the bank or other credit markets could reduce available credit or our ability to renew existing credit or liquidity facilities on acceptable terms. The absence of adequate liquidity could adversely affect our ability to operate our business, and our results of operations, financial condition, and cash flows.

In May 2008, we amended our receivable sale agreement to extend the maturity date to May 26, 2009, as discussed below in “Sales of Accounts Receivable.”

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

The 2016 IPALCO Notes were sold at 98.526% of par resulting in net proceeds of $394.1 million. The $5.9 million discount is being amortized through 2016 using the effective interest method. We used these net proceeds to repurchase all of the outstanding 2008 IPALCO Notes tendered in the Tender Offer and the subsequent redemption of all remaining notes not tendered. The proceeds were also used to pay the early tender premium of $13.9 million (included in Interest on long-term debt in the accompanying Consolidated Statements of Income) and other fees and expenses related to the Tender Offer and the redemption of the 2008 IPALCO Notes and the issuance of the 2016 IPALCO Notes.

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

In January 2009, the IURC issued an order approving IPL’s financing petition filed in August 2008. The order grants IPL the authority to enter into capital lease obligations not to exceed an aggregate principal amount of $10.0 million outstanding and to refinance, if appropriate, four variable rate debt issues currently outstanding totaling $171.9 million at any time throughout the period ending December 31, 2010. The variable rate debt includes three series whose interest rates are set in a weekly auction rate process and one series that is set based on a weekly remarketed rate. Given the volatility in the capital markets, we will continue to evaluate our alternatives with regard to refinancing this debt.

See “Impacts of Weak Economic Conditions” for information regarding the 1995B Bonds.

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on IPALCO’s 2011 IPALCO Notes and IPL’s credit facilities (as well as the amount of certain other fees on the credit facilities) are dependent upon the credit ratings of IPALCO and IPL, respectively. In the event IPALCO’s or IPL’s credit ratings are downgraded or upgraded, the interest rates and certain other fees charged to IPALCO and IPL could increase, or decrease, respectively. However, the applicable interest rate on 2011 IPALCO Notes cannot increase any further, but upgrades in IPALCO’s credit ratings would decrease the interest rate. Downgrades in the credit ratings of AES could result in IPL’s and/or IPALCO’s credit ratings being downgraded.

The credit ratings of IPALCO and IPL as of February 19, 2009 are as follows:

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

Related Party Transactions

We participate in a property insurance program in which we buy insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. We are not self-insured on property insurance with the exception of a $1 million self-insured retention per occurrence. We do not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries also participate in the AES global insurance program. We pay premiums for a policy that is written and administered by a third party insurance company. The premiums paid to this third party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by the third party administrator. This trust fund pays aggregate claims up to $25 million. Claims above the $25 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies provide coverage of $600 million per occurrence. The cost to us of coverage under this program was approximately $3.6 million, $3.3 million, and $3.1 million in 2008, 2007, and 2006, respectively, and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2008 and 2007, we had prepaid approximately $1.7 million and $1.6 million, respectively, which is recorded in Prepayments and other current assets on the accompanying consolidated balance sheets.

We are party to an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. We believe that, though our insurance costs will likely continue to rise, cost savings can be realized through participation in this group benefits program with AES. The cost of coverage under this program, was approximately $21.0 million, $20.5 million and $19.4 million in 2008, 2007 and 2006, respectively and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2008 and 2007 we had prepaid approximately $2.9 million and $1.9 million, respectively, for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying consolidated balance sheets.

In the first quarter of 2008, IPL exchanged 20,661 SO2 environmental air emissions allowances for 20,718 SO2 environmental air emissions allowances with wholly-owned subsidiaries of AES. Because the transactions lacked commercial substance and were between entities under common control, the exchanges have been accounted for by IPL at their historical cost. This transaction did not have a material impact on our results of operations, financial condition, or cash flows. In the third quarter of 2006, we purchased, 3,200 SO2 vintage 2006 air emissions allowances at the then current market price, for a total of $2.0 million from a wholly-owned subsidiary of AES.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable/(payable) balance under this agreement of $(1.1) million and $7.0 million as of December 31, 2008, and 2007, respectively.

Sales of Accounts Receivable

IPL formed IPL Funding Corporation in 1996 as a special-purpose entity to purchase retail receivables originated by IPL pursuant to a receivables sale agreement entered into with IPL. At the same time, IPL Funding entered into a purchase facility with unrelated parties pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million of interests in the pool of receivables purchased from IPL. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold up to a maximum of $50.0 million, as permitted by the purchase facility. During 2008, the purchase facility was extended through May 26, 2009. Management currently intends to negotiate an extension of the facility again in 2009. IPL Funding is included in the audited Consolidated Financial Statements of IPALCO and IPL. Accounts receivable on the accompanying consolidated balance sheets of IPALCO are stated net of the $50 million sold.

The losses recognized on the sales of receivables were $2.0 million, $3.0 million and $2.9 million for 2008, 2007 and 2006, respectively. These losses are included in Other operating expense on the consolidated statements of income. The amount of the losses recognized depends on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and the proceeds received.

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

Dividend and Capital Structure Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2008, exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends under the terms of its credit facilities if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before interest and taxes to interest expense of not less than 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .65 to 1, in order to pay dividends. As of December 31, 2008 and as of the filing of this report, IPL was in compliance with all financial covenants and no event of default existed.

IPALCO is also restricted in its ability to pay dividends under the terms of its 2011 IPALCO Notes if it is not in compliance with certain financial covenants. These covenants require IPALCO to maintain a minimum ratio of earnings before taxes, interest, depreciation and amortization to interest expense of not less than 2.5 to 1, and a ratio of total debt to total adjusted capitalization, as defined in the terms of its 2011 IPALCO Notes documents, not in excess of .67 to 1, in order to pay dividends. As of December 31, 2008 and as of the filing of this report, IPALCO was in compliance with all financial covenants and no event of default existed.

IPL’s amended articles of incorporation also require that, so long as any shares of preferred stock are outstanding, the net income of IPL, as specified in the articles, be at least one and one-half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding, and any proposed, preferred stock before any additional preferred stock is issued. The mortgage requires that net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. As of December 31, 2008, these requirements would not materially restrict IPL’s ability to issue additional preferred stock or first mortgage bonds in the ordinary course of prudent business operations.

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

Our basic rates and charges represent the largest component of our annual revenues. Our basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. These basic rates and charges are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the Indiana Office of Utility Consumer Counselor, and other interested consumer groups and certain customers. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all Indiana utilities at least once every four years, but the IURC has the authority to review the rates of any Indiana utility at any time. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Our basic rates and charges were last adjusted in 1996. Our declining block rate structure generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. Numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual operating and maintenance expenditures, capital expenditures including those required by environmental regulations, fuel costs, generating unit availability and purchased power costs, can affect the return realized.

Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income

We may apply to the IURC for a change in our fuel charge every three months to recover our estimated fuel costs, including the energy portion of purchased power costs, which may be above or below the levels included in our basic rates and charges. We must present evidence in each FAC proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power, or both, so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

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

Our authorized annual jurisdictional net operating income, for purposes of the quarterly operating income tests, attendant on our FAC proceedings, is $163.0 million, as established in our last basic rate case, plus additional returns authorized in the Environmental Compliance Cost Recovery Adjustment filings of $30.8 million for the most recently approved FAC filing for the period ending October 31, 2008 (FAC 82). In our two most recently approved FAC filings (FAC 81 and 82), the IURC found that our rolling annual jurisdictional retail electric net operating income was lower than the authorized annual jurisdictional net operating income. However, in our FAC 76 through 80 filings, the IURC found that our rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. Because we have a cumulative net operating income deficiency, we have not been required to make customer refunds in our FAC proceedings. However, in an effort to allay concerns raised by the IURC regarding our level of earnings, in our IURC approved FAC 79 and 80 we provided voluntary credits to our retail customers totaling $30 million and $2 million, respectively. We recorded a $30 million deferred fuel regulatory liability in March 2008 and a $2 million deferred fuel regulatory liability in June 2008, with corresponding and respective reductions against revenues for these voluntary credits. Approximately $30.3 million have been applied in the form of offsets against fuel charges that customers would have otherwise been billed during June 1, 2008 through December 31, 2008 and approximately $1.7 million remains to be applied as of December 31, 2008.

In our FAC 71, a consumer advocacy group representing some of our industrial customers requested that a sub-docket be established. Through the sub-docket, the industrial group was seeking a review of various FAC components including a review of our treatment of transmission losses through Midwest ISO and an IURC order requiring us to provide customer refunds for past charges and changes to future ratemaking. Because of the uncertain outcome of the FAC 71 sub-docket, the IURC orders in our FAC 71 through 81 proceeding had approved our FAC factors on an interim basis, subject to refund. In December 2008, the IURC issued an order in which it determined that we should continue our current treatment of transmission losses and therefore removed the “subject to refund” provisions in our FAC 71 through 81 orders, as it pertains to the FAC 71 sub-docket.

The IURC’s orders in our FAC 77 through 79 proceedings also set our FAC factor on an interim basis, subject to refund, pending the outcome of the FERC proceeding regarding Revenue Sufficiency Guarantee Second Pass charges from Midwest ISO settlements. In November 2008, the FERC issued several orders related to the Midwest ISO’s calculations of RSG charges. In December 2008, the Midwest ISO filed with the FERC its proposed revisions and clarifications regarding the calculation of the RSG charges. The Midwest ISO intends to provide resettlements related to RSG charges that are consistent with the methodology that we anticipated in our FAC 77 through 79 proceedings. The FERC is reviewing Midwest ISO’s filing to request a revision of its tariff regarding the calculation of RSG charges. Therefore, we cannot predict the outcome of the proceedings at this time.

Purchased power costs below an established benchmark are presumed to be recoverable fuel costs. In April 2008, the IURC issued a final order, which approved our joint petition filed along with another Indiana utility and the Indiana Office of Utility Consumer Counselor. This petition requested a new settlement mechanism for the recovery of fuel costs in the cost of purchased electricity. Under the former agreement, hourly purchased power costs were compared to a monthly standard. Under the new settlement agreement, hourly purchased power costs are compared to a daily benchmark to better reflect changes in natural gas prices that occur throughout the month. We believe that changes in natural gas prices typically influence the price at which we can purchase power. Therefore, we believe that the new benchmark more closely tracks fluctuations in purchased power prices. The new benchmark expires in April 2010. Purchased power costs over the benchmark not recovered from our customers have not had a material impact on our results of operations, financial condition, or cash flows to date.

Clean Coal Technology Filings

In April 2008, in response to a petition we filed, the IURC issued an order approving recovery of capital expenditures of approximately $92.7 million over three years through our ECCRA filings. The $92.7 million approved by the IURC includes $90.0 million to install and/or upgrade CCT to further reduce SO2 and mercury emissions at our Petersburg generating station and $2.7 million for mercury emissions monitoring equipment at our coal-fired power plants. We currently estimate the installation and/or upgrade of CCT to further reduce SO2 and mercury emissions at our Petersburg generating station will cost approximately $98.5 million. We intend to seek recovery of any costs incurred on this project above the currently authorized $90.0 million; however, there can be no assurance that such recovery will be granted.

The targeted in service date of CCT to further reduce SO2 and mercury emissions at our Petersburg generating station is 2011, with the majority of the construction expenditures occurring in 2010 and 2011. Given that the mercury monitoring requirements under the Indiana Clean Air Mercury Rules are uncertain as a result of the federal CAMR being vacated and the opinion letter from the Indiana Office of Attorney General, as discussed in “Environmental Matters - Clean Air Mercury Rule,” we have suspended our plan to install mercury monitors until there is greater regulatory clarity around our obligations.

During the years ended December 31, 2008, 2007 and 2006, we made $23.3 million, $97.2 million and $97.7 million, respectively, in CCT expenditures. The majority of such costs are recoverable as a result of the filings described above.

Demand-Side Management

Our existing DSM programs are in effect until June 30, 2009. In December 2008, we filed a petition with the IURC requesting approval of an Alternative Regulatory Plan to offer our customers energy efficiency conservation, demand response and DSM programs and to allow associated rate making treatment. If approved, our level of spending in these programs will increase significantly, however it is still not expected to have a material impact on our results of operations, financial conditions or cash flows. We cannot predict the outcome of the proceeding at this time.

Wind Power Purchase Agreement

In April 2008, we entered into a power purchase agreement for 20 years of approximately 106 MW of wind generated electricity with Hoosier Wind Project, LLC, a subsidiary of enXco, Inc. Construction is expected to begin shortly and the operation of the facility is expected to begin in 2009. This agreement will help us to diversify the resources available to serve our customers in light of potential greenhouse gas and renewable portfolio standards legislation.

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

Financing Order

Please see, “Capital Resources - Indebtedness” for a discussion of recent approval by the IURC of our financing petition filed in August 2008.

Industry Changes

In recent years, various forms of proposed industry-restructuring legislation and/or rulemakings have been introduced at the federal level. Generally, the intent of these initiatives is to encourage an increase in competition within the regulated electric utility industry. While federal rulemaking to date has addressed only the electric wholesale market, various state legislatures have enacted laws to allow more competition and customer choice in the retail energy markets within their respective states. Indiana has not done so. A discussion of the legislative and regulatory initiatives most likely to affect IPL follows.

Midwest ISO’s Energy and Ancillary Services Markets Tariff

As a member of the Midwest ISO, we must comply with the Midwest ISO Tariff. The tariff has been amended from time to time to cover expansions of Midwest ISO’s operations. The tariff originally covered only transmission, but was amended to include terms and conditions of the Energy Market that was launched in April 2005 and the ASM launched in January 2009. Ancillary services are services required to reliably deliver electric power, and include such things as reactive power, operating reserves, and frequency control. Traditionally, each utility was required to provide these services themselves or purchase them from a third party. With the launch of the Ancillary Service Market, the buying and selling of ancillary services are integrated with the existing Energy Market, thus providing greater efficiency in the delivery of these services and lower costs.

In January 2008, IPL and other Indiana utilities operating in the Midwest ISO filed a joint petition requesting the IURC to approve operational changes necessary for joint petitioners to accommodate the ASM, and to determine the precise manner and timing of recovery or crediting of jurisdictional charges and revenues associated with the Midwest ISO ASM. This proceeding was split into a multi-phase proceeding. In August 2008, the IURC issued an order for the Phase I of the proceeding approving the operational changes necessary for joint petitioners to accommodate the ASM. Additionally, a sub-docket was established to consider whether, and to what extent if any, a cost-benefit analysis of the joint petitioners’ participation in the Midwest ISO or the Midwest ISO ASM should be performed. Phase II of the IURC proceeding will determine the precise manner and timing of recovery or crediting of jurisdictional charges and revenues associated with the Midwest ISO ASM. We cannot predict the outcome of the sub-docket or the Phase II proceedings at this time.

Midwest ISO Real Time Revenue Sufficiency Guarantee.

In April 2007, the Midwest ISO proposed a change that has been implemented to the calculation of the RSG First Pass charge. The Midwest ISO collects RSG First Pass charges from market participants that cause additional generation to be dispatched that do not recover their production costs from the energy market. This calculation methodology under collects the necessary RSG First Pass charge and requires companies like us to be charged a RSG Second Pass distribution socialized cost to compensate for the under collection. This methodology impacts us and other Midwest ISO companies on retroactive and prospective bases. We and other Midwest ISO companies intervened at the FERC to seek relief from such charges. Stakeholders also appealed to the U.S. Court of Appeals for the District of Columbia to attempt to address the issue in parallel. In November 2008, the FERC issued several orders which provided the relief requiring a correction to the methodology and resettlement since the Midwest ISO market start. The FERC’s order necessitates Tariff and Midwest ISO settlement system changes prior to resettlement. To date, RSG First Pass charges and a portion of RSG Second Pass charges have been treated as recoverable fuel costs in our FAC proceedings. The remaining RSG charges have been deferred as regulatory assets. Because these resettlements do not begin until the second quarter of 2009, we cannot predict the impact on our operations.

American Recovery and Reinvestment Act of 2009

The American Recovery and Reinvestment Act of 2009 was enacted into law in February 2009.  The American Recovery and Reinvestment Act of 2009 includes various provisions related to the electric industry. These provisions include, but are not limited to, improving energy efficiency and reliability; electricity delivery (including smart grid technology); energy research and development; renewable energy; and demand response management. We are currently evaluating such provisions and their impact on our operations.  At this time, we cannot predict the impact of the American Recovery and Reinvestment Act of 2009 on our results of operations, financial conditions or cash flows.

Environmental Matters

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits, however, we do not believe any currently open investigations will result in fines material to our results of operations, financial condition, or cash flows.

Under certain environmental laws, we could be held responsible for costs relating to contamination at our past or present facilities and at third party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage. Our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances may adversely affect our business, results of operations, financial condition, and cash flows. A discussion of the legislative and regulatory initiatives most likely to affect us follows.

Clean Air Interstate Rule

In March 2005 the EPA signed the federal CAIR, which imposes restrictions against polluting the air of downwind states. The federal CAIR established a two-phase regional “cap and trade” program for SO2 and NOx emissions that requires the largest reduction in air pollution in more than a decade. Federal CAIR covers 28 eastern states, including Indiana, and the District of Columbia.

In July 2008, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded the federal CAIR to the EPA. However, in September 2008, the EPA moved for rehearing to the full bench (en banc) of the U.S. Court of Appeals for the D.C. Circuit. In December 2008, the U.S. Court of Appeals for the D.C. Circuit issued an order requiring the EPA to revise the federal CAIR and reinstating the effectiveness of the existing rule until the EPA revises the federal CAIR. Since the federal CAIR is now effective, in December 2008, the Indiana Department of Environmental Management formally announced that it will withdraw the Indiana CAIR rulemaking process that it initiated in the event that the federal CAIR was no longer valid.

Phase I of federal CAIR the program for NOx emissions became effective on January 1, 2009 and requires reductions of NOx emissions by 1.7 million tons or 53% from 2003 levels, and requires year-round compliance with the NOx emissions reduction requirements. Phase I of the program for SO2 emissions will become effective on January 1, 2010, and will require reductions in SO2 emissions by 4.3 million tons, or 45% lower than 2003 levels. Phase II of federal CAIR is set to become effective for both NOx and SO2 on January 1, 2015. It is anticipated that Phase II of federal CAIR will require reduction of SO2 emissions by 5.4 million tons or 57% from 2003 levels, and NOx emissions by 2 million tons, requiring a regional emissions level of 1.3 million tons or a 61% reduction from 2003 levels.

We believe that we will be able to comply with federal CAIR Phase I for NOx without any material additional capital expenditures. Recent installation of CCT at our Petersburg Unit 3 and Harding Street Unit 7 generating stations, along with our plan to upgrade existing CCT at our Petersburg generating station on Unit 4, will help us to meet the requirements of federal CAIR Phase I for SO2. It is unclear at this time what actions may be required to achieve compliance with federal CAIR Phase II reductions, if Phase II becomes effective. It is also unclear at this time what actions may be required to achieve compliance after EPA revises federal CAIR rules pursuant to the D.C. Circuit Court’s order.

Clean Air Mercury Rule

In March 2005, the EPA signed the federal CAMR that would have required utilities to reduce mercury emissions from new and existing coal fired power plants. The rule created ‘standards of performance’ limiting mercury emissions from utilities and established a staged approach for reductions via a “cap and trade” program. This rule would have required a nationwide reduction in mercury emissions of approximately 70% over two phases with the Phase I beginning on January 1, 2010 and the Phase II on January 1, 2018. In accordance with federal CAMR, in October 2007, IDEM adopted the Indiana CAMR. The Indiana CAMR is substantively similar to the “cap and trade” program that was adopted by the EPA, although there are some unique aspects of the Indiana CAMR.

In February 2008, the U.S. Court of Appeals for the D.C. Circuit vacated the federal CAMR, requiring the EPA to reconsider the mercury emissions rule and presumably adopt a new mercury emissions rule which presumably will not include a “cap-and trade” program. Subsequently, in July 2008, the Indiana Office of the Attorney General issued an Advisory Letter No. 08-17 regarding implementation and enforcement of the Indiana CAMR, which resulted in the IDEM providing a formal opinion that the Indiana CAMR should not be enforced. As a result, we will not be required to meet either the mercury emission reduction requirements or install mercury monitors until such time as there is either judicial or regulatory finality. In October 2008, the EPA filed a petition with the U.S. Supreme Court requesting that it review the February 2008 decision.

If the current Indiana CAMR becomes effective, we do not believe, based on currently known information, we will be required to install mercury specific emissions controls during Phase I. Instead we believe, based on currently known information, we will meet the Phase I mercury emissions reduction requirements with existing pollution control equipment such as flue gas desulfurization systems, selective catalytic reduction, and precipitators. It is possible we will be required to install mercury specific emissions controls once the new, likely more stringent federal rule is promulgated.

Clean Coal Technology

Please see “Regulatory Matters - Clean Coal Technology Filings” and “Liquidity and Capital Resources - Capital Requirements - Capital Expenditures” for a detailed discussion of our environmental technologies and capital expenditures and see “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” for a detailed discussion of SO2 allowances.

National Ambient Air Quality Standards

Over the past several years, the EPA has tightened the national ambient air quality standards for ground level ozone by lowering the standard for daily emissions from 0.080 parts per million to 0.075 parts per million and lowering the standard for daily emissions of fine particulate matter from 65 micrograms per cubic meter to 35 micrograms per cubic meter. Several counties in Indiana have been designated as nonattainment for fine particulate matter and several counties are expected to be redesignated as nonattainment for ozone. The new standards for fine particulate matter have been challenged in court by the electric utility industry and others. Several states also sued the EPA for failing to adopt more stringent standards.

The nonattainment designations for both ozone and fine particulate matter, if upheld, will legally require the state of Indiana to modify its State Implementation Plan for ozone and fine particulate matter, which will detail how the state will regain its attainment status. IDEM has drafted plans to reach attainment status for fine particulate matter in the relevant counties, and IDEM’s plans are pending approval by the EPA. IDEM’s current draft plan does not require our plants to install additional controls. However, it remains possible that IDEM or the EPA may require further efforts by our generating stations to reach attainment status. At this time, we can not predict the impact of these EPA designations.

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

In September 2008, we received another CAA Section 114 information request. The request sought various information regarding production levels and projects implemented at our generating stations, generally for the time period from January 1, 2001, to the date of the information request. These types of information requests have been used in the past to assist the EPA in determining whether a plant is in compliance with applicable standards under the CAA. At this time, we cannot predict what impact if any this request may have on our business, results of operations, financial condition, and cash flows.

Regional Haze

Regional haze rule established planning and emissions reduction timelines for states to use to improve visibility in national parks throughout the United States. The rule sets guidelines for states in setting Best Available Retrofit Technology at older power plants. The EPA determined that states, such as Indiana, which adopt the federal CAIR “cap and trade” program for SO2 and NOx, will be allowed to apply federal CAIR controls to satisfy BART requirements. The Indiana Air Pollution Control Board also approved a final rule implementing BART which provides that sources in compliance with federal CAIR controls are also in compliance with BART requirements for SO2 and NOx. We anticipate that this rule will continue to apply after the EPA revises the federal CAIR rule, as described above, but there can be no assurance that it will.

Coal Ash Impoundments

In December 2008, coal ash impoundments operated by the Tennessee Valley Authority failed causing the release of waters containing coal ash to nearby properties. The incident forced several residents from their homes. A few weeks later, a similar incident occurred at a separate facility owned and/or operated by Tennessee Valley Authority. The incidents received heightened media attention and scrutiny by regulators over the scope of existing regulating standards for spent coal ash. Recently, federal legislation has been proposed that would require the Secretary of the Interior to develop rules governing the use and operation of coal ash impoundments. If passed, these rules may require IPL to change the design or method of operation of its existing coal ash impoundments. At this time, it is not clear what the impact of regulations regarding coal ash impoundments would have on our business, results of operations, financial condition, and cash flows.

Carbon Dioxide

In 2008, our generating power plants emitted approximately 17.7 million tons of CO2. We continue to monitor developments with respect to the regulation of CO2 emissions under the CAA. Regulatory initiatives regarding CO2 may be implemented in the future, although at this time we cannot predict if, how, or to what extent such initiatives would affect us. Generally, we believe costs to comply with any regulations implemented to reduce greenhouse gas emissions would be deemed as part of the costs of providing electricity to our customers and as such, we would seek recovery for such costs in our rates. However, no assurance can be given as to whether the IURC will approve such requests. In light of potential greenhouse gas and renewable portfolio standards legislation, in April 2008, we entered into a 20 year 106 MW wind power purchase agreement, which will help us to diversify our sources of electricity available for sale. Please see “Regulatory Matters - Wind Purchase Power Agreement” above, for further discussion.

Legislation to reduce the emission of greenhouse gases, including CO2, has been considered by Congress in each of the past few years but has not yet been enacted. The lack of binding legislation at the federal level has prompted some states and regions to develop their own climate change legislation. This includes, but is not limited to, the Regional Greenhouse Gas Initiative in the northeast, the Western Climate Initiative, the Midwestern Regional Greenhouse Gas Reduction Accord, and California Greenhouse Gas Initiative, which are regional efforts to develop “cap and trade” programs for CO2 emissions. The State of Indiana has signed the Midwestern Regional Greenhouse Gas Reduction Accord as an observer, not a participant. In January 2009, states participating in the Regional Greenhouse Gas Initiative process implemented rules that establish a “cap and trade” program for power plant emissions of CO2 in the northeastern United States and are currently in the process of implementing state rules to effectuate the program.

In April 2007, the U.S. Supreme Court issued its decision in Massachusetts v. EPA, a case involving the regulation of CO2 emissions from motor vehicles under the CAA. The Court ruled that CO2 is a pollutant which potentially could be subject to regulation under the CAA and that the EPA must give a reasoned explanation for why it does not regulate CO2 in response to a petition for rulemaking. Current federal policy regarding CO2 emissions favors voluntary reductions, increased operating efficiency and continued research and technology development. However, the Court's decision and stimulus from regulators, politicians, non-governmental organizations, private parties and other factors could lead to a determination by the EPA to regulate CO2 emission from mobile and stationary sources, including electric power generation facilities. We will continue to monitor developments with respect to the regulation of CO2 emissions under the CAA. In light of these developments, some regulatory initiatives regarding CO2 may be implemented in the future, although at this time we cannot predict if, how, or to what extent such initiatives would affect us.

In July 2008, the EPA issued an advanced notice of proposed rulemaking soliciting comments on whether and how greenhouse gas emissions should be regulated under the CAA. The advanced notice of proposed rulemaking marks the EPA’s first rulemaking step to respond to the U.S. Supreme Court’s decision in Massachusetts v. EPA, which requires the EPA to give a reasoned explanation for its decision to not regulate CO2. However, currently it is not clear what impact this proposed rulemaking will have on our business, results of operations, financial condition, and cash flows.

The possible impact of any future federal legislation or regulations or any regional or state proposal will depend on various factors, including but not limited to:

  the geographic scope of legislation and/or regulation (e.g., federal, regional, state), which entities are subject to the legislation and/or regulation (e.g., electricity generators, load serving entities, electricity deliverers), the enactment date of the legislation and/or regulation and the compliance deadlines set forth therein;
  the level of reductions of CO2 being sought by the regulation and/or legislation (e.g., 10%, 20%, 50%) and the year selected as a baseline for determining the amount or percentage of mandated CO2 reduction (e.g., 10% reduction from 1990 CO2 emission levels, 20% reduction from 2000 CO2 emission levels);
  the legislative structure (e.g., a CO2 “cap and trade” program, a carbon tax, CO2 emission limits);
  in any “cap and trade” program, the mechanism used to determine the price of emission allowances or offsets to be auctioned by designated governmental authorities or representatives;
  the price of offsets and emission allowances in the secondary market, including any price floors on the costs of offsets and emission allowances and price caps on the cost of offsets and emission allowances;
  the operation of and emissions from generating units;
  the permissibility of using offsets to meet reduction requirements (e.g., type of offset projects allowed, the amount of offsets that can be used for compliance purposes, any geographic limitations regarding the origin or location of creditable offset projects) and the methods required to determine whether the offsets have resulted in reductions in greenhouse gas emissions and that those reductions are permanent (i.e., the verification method);
  whether the use of proceeds of any auction conducted is reinvested in developing new energy technologies, is used to offset any cost impact on certain energy consumers or is used to address issues unrelated to power;
  how the price of electricity is determined, including whether the price includes any costs resulting from any new CO2 legislation and the potential to transfer compliance costs pursuant to legislation, market or contract, to other parties;
  any impact on fuel demand and volatility that may affect the market clearing price for power;
  the effects of any legislation or regulation on the operation of power generation facilities that may in turn affect reliability;
  the availability and cost of carbon control technology;
  any opportunities to change the use of fuel at the generation units or opportunities to increase efficiency; and
  our ability to fully and timely recover the cost of compliance from our customers.

Summary

In summary, environmental laws and regulations presently require material capital expenditures and operating costs. Our capital expenditures relating to environmental matters were approximately $23.3 million in 2008, substantially all of which are related to CCT projects. We currently estimate total additional capital expenditures related to environmental matters of approximately $98.0 million for the three year period 2009-2011. In addition, environmental laws are complex, change frequently and have tended to become more stringent over time. As a result, our operating expenses and continuing capital expenditures associated with environmental matters may increase. More stringent standards may also limit our operating flexibility. Because other U.S. electric power plants will have similar restrictions, we believe that compliance with more stringent environmental laws and regulations is not likely to affect our competitive position. However, depending upon the level and timing of recovery allowed by the IURC, these costs could materially and adversely affect our results of operations, financial condition, and cash flows. Please see “Regulatory Matters - Clean Coal Technology Filings” for a discussion of CCT filings.

Risk Management

Please see “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” of this Form 10-K for a discussion of market risk and management’s risk management.

Critical Accounting Policies

General

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period presented. Therefore, the possibility exists for materially different reported amounts under different conditions or assumptions. Significant accounting policies used in the preparation of the consolidated financial statements in Item 8 of this Form 10-K are described in Note 3, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K. This section addresses only those accounting policies involving amounts material to our financial statements that require the most estimation, judgment or assumptions and should be read in conjunction with Note 3, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Regulation

As a regulated utility, we apply the provisions of Statement of Financial Accounting Standards No. 71 “Accounting for the Effect of Certain Types of Regulation,” which gives recognition to the ratemaking and accounting practices of the IURC and the FERC. In accordance with Statement of Financial Accounting Standards No. 71 “Accounting for the Effect of Certain Types of Regulation,” we have recognized as regulatory assets, deferred costs totaling $479.1 million that have been included as allowable costs for ratemaking purposes, as authorized by the IURC or established regulatory practices. Specific regulatory assets are disclosed in Note 7, “Regulatory Assets and Liabilities” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K. The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific orders from the IURC, regulatory precedent and the current regulatory environment. To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period earnings. Our regulatory assets have been created pursuant to a specific order of the IURC or established regulatory practices, such as other utilities under the jurisdiction of the IURC being granted recovery of similar costs.

Revenue Recognition

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, we estimate line losses on a monthly basis. The effect on 2008 revenues and ending unbilled revenues of a 1% percentage point increase and decrease in the estimated line losses for the month of December 2008 is ($0.4 million) and $0.4 million, respectively. At December 31, 2008 and 2007, customer accounts receivable include unbilled energy revenues of $47.4 million and $42.0 million, respectively, on a base of annual revenue of $1.1 billion in 2008 and 2007.

Pension Costs

Contributions to the Pension Plans in 2008 were $56.7 million. There were no contributions to the Pension Plans in 2007, however there were contributions of $37.2 million in 2006.

Approximately 89% of IPL’s active employees are covered by the Defined Benefits Pension Plan as well as the Employees’ Thrift Plan of Indianapolis Power & Light Company. The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 11% of active employees are covered by the AES Retirement Savings Plan. The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. In October 2008, the IBEW physical unit ratified a new four-year agreement with IPL. The new agreement provides for a 10.0% increase in retirement pension bands beginning December 1, 2008, which will increase our future pension expense and funding requirements. IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but will receive an annual lump sum company contribution into the Thrift Plan. This lump sum is in addition to the Company match of participant contributions up to 5% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Reported expenses relevant to the Defined Benefit Pension Plan are dependant upon numerous factors resulting from actual plan experience and assumptions of future experience, including the performance of plan assets and actual benefits paid out in future years. Pension costs associated with the Defined Benefit Pension Plan are impacted by the level of contributions made to the plan, earnings on plan assets and employee demographics, including age, job responsibilities and employment periods. Changes made to the provisions of the Defined Benefit Pension Plan may impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the corporate bond discount rates used in determining the projected benefit obligation and pension costs. Pension expense, net of amounts capitalized, for the years ended December 31, 2008, 2007, and 2006 was $8.1 million, $11.0 million and $12.6 million, respectively.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified supplemental pension plan. The total number of participants in the plan as of December 31, 2008 is 30. The plan is closed to new participants.

From a Financial Accounting Standards Board financial statement perspective, IPL’s total underfunded pension liability was approximately $222 million as of December 31, 2008 of which the Defined Benefit Pension Plan liability and the Supplemental Retirement Plan liability represented $220.8 million and $1.4 million, respectively.

Pension plan assets consist of investments in equities (domestic and international), fixed income securities, alternative investments (hedge funds), and cash. Differences between actual portfolio returns and expected returns may result in increased or decreased pension costs in future periods. Pension costs are determined as of the plan’s measurement date of December 31, 2008. Per Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R”, IPL has elected to change the Pension Plans’ measurement date from November 30 to December 31, effective December 31, 2008. Pension costs are determined for the following year based on the market value of pension plan assets, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets. For 2008, we determined expense using a discount rate of 6.49% and an assumed long-term rate of return on plan assets of 7.75%.

In determining the discount rate to use for valuing liabilities we use the market yield curve on high quality fixed income investments as of December 31, 2008. We project the expected benefit payments under the plan based on participant data which we supply and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

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

We conducted an additional analysis of the long-term rate of return on pension assets to validate the results of the “risk premium building block” methodology. As of the December 31, 2008 actuarial valuation, we decreased the discount rate from 6.49% to 6.26% for the qualified plan and 6.31% for the supplemental plan and increased the expected long-term rate of return on assets from 7.75% to 8.0%. These assumptions affect the pension expense determined for 2009. The effect on 2009 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($1.0 million) and $1.0 million, respectively. The effect on 2009 total pension expense of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is ($3.0 million) and $3.0 million, respectively. During the year 2008, our pension plans suffered a net actuarial loss of $185.9 million. The net actuarial loss is comprised of two parts: (1) a $156.8 million pension asset actuarial loss primarily due to the lower than expected return on assets, and (2) a $29.1 million pension liability actuarial loss primarily due to a decrease in the discount rate that is used to value pension liabilities, and a change in assumption to include progressions upward through pension bands over the future working lifetime of participants.

Impairment of Long-lived Assets

Generally accepted accounting principles in the United States require that we measure long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our utility plant assets was $2.3 billion at December 31, 2008 and 2007, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets, such as CCT projects; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

Income Taxes

We are subject to federal and state of Indiana income taxes. Our income tax provision requires significant judgment and is based on calculations and assumptions that are subject to examination by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the potential outcome of tax examinations when determining the adequacy of our income tax provisions by considering the technical merits of the filing position, case law, and results of previous tax examinations. We adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” effective January 1, 2007. The Interpretation prescribes a more-likely-than-not recognition threshold and establishes new measurement requirements for financial statement reporting of our income tax positions. Tax reserves have been established, which we believe to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While we believe that the amount of the tax reserves is reasonable, it is possible that the ultimate outcome of future examinations may exceed current reserves in amounts that could be material.

Contingencies

We accrue for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations, and are involved in certain legal proceedings. If our actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition, and cash flows. Please see Note 13, “Commitments and Contingencies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for a summary of significant contingencies involving us.

New Accounting Standards

Please see Note 3, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for a discussion of new accounting pronouncements and the potential impact to our results of operations, financial condition, and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Overview

The primary market risks to which we are exposed are those associated with fluctuations in interest rates and the prices of fuel, wholesale power, SO2 allowances and certain raw materials, including steel, copper and other commodities. We use financial instruments and other contracts to hedge against such fluctuations, including, on a limited basis, financial and commodity derivatives. We generally do not enter into derivative instruments for trading or speculative purposes.

Interest Rate Risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt, interest rate derivative instruments and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, Indianapolis Power & Light Company has one credit facility that bears interest at variable rates based either on the Prime interest rate or on the London InterBank Offer Rate. Our fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily the London InterBank Offer Rate. At December 31, 2008, we had approximately $1.5 billion principal amount fixed rate debt and $224.6 million principal amount variable rate debt outstanding.

The variable rate debt included (i) a $40 million IPL unsecured note, which is synthetically fixed at 5.21% through a floating-to-fixed interest rate swap, which expires concurrent with the maturity of the 1995B Bonds in January 2023; (ii) $52.7 million outstanding on our credit facility; and (iii) $131.9 million of variable-rate IPL first mortgage bonds, whose interest rate is established through a weekly auction process. The fair value of IPL’s swap agreement was $(9.9) million at December 31, 2008. Based on amounts outstanding as of December 31, 2008, a 25 basis point increase in the applicable rates on our variable-rate debt would have the effect of increasing our annual interest expense and cash paid for interest by $0.5 million. Conversely, a 25 basis point decrease in the applicable rates would have the effect of decreasing our annual interest expense and cash paid for interest by $0.5 million.

IPL is liable for principal and interest on three series of auction rate securities, two of which were issued by the city of Petersburg, Indiana in 2005 and one issued by the Indiana Finance Authority in 2006, totaling $131.9 million. IPL’s liability on these auction rate securities is secured by IPL first mortgage bonds.  While the securities have long term maturities, the interest rates are variable and are set weekly through an auction process. Beginning in September 2008, the auctions failed on these securities and as a result, the interest rates were reset to the maximum rates of 12% per annum on each series. Beginning in January 2009, all of IPL’s auction rate bonds were successfully auctioned and they have continued to auction successfully through February 23, 2009, however interest rates are averaging higher than historical averages. We cannot predict whether these auctions will continue to be successful. As discussed above, IPL received approval from the IURC to refinance all of its auction rate securities as well as our obligation under the $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project Bonds (see below). IPL continues to evaluate its alternatives with regard to refinancing this debt.

IPL is also liable for interest and principal on the 1995B Bonds issued in 1995 by the city of Petersburg, Indiana. Interest on the 1995B Bonds varies with the tax-exempt weekly rate reset through a remarketing process; however, the interest rate is synthetically fixed at 5.21% through a floating-to-fixed interest rate swap, which expires concurrent with the maturity of the 1995B Bonds in January 2023. IPL also maintains a $40.6 million long-term liquidity facility supporting the 1995B Bonds. The liquidity facility expires May 16, 2011 and bears interest at the prime rate, which was 3.25% per annum at December 31, 2008. The interest rate swap synthetically fixes our interest rate on the portion of the 1995B Bonds which have remarketed successfully and provides some relief against the interest we pay on our liquidity facility borrowings related to the 1995B Bonds which failed remarketing. During 2008, $39.6 million of the 1995B Bonds failed the remarketing process and were tendered to the trustee. In accordance with the terms of the 1995B Bonds, the trustee drew $39.7 million against IPL’s committed liquidity facility to fund the tender and related accrued interest. As a result, the trustee is holding $39.6 million of the 1995B Bonds, which failed the remarketing process, on IPL’s behalf. All of the 1995B Bonds remain outstanding and IPL continues to pay interest on them, even though IPL is the beneficiary of the interest on the $39.6 million that failed remarketing. Additionally, IPL is liable for the draw on the liquidity facility. As of December 31, 2008, our effective interest rate on the 1995B Bonds, including the liquidity facility and net of the relief provided by the swap was approximately 7.22%. Our December 31, 2008 balance sheet reflects our obligation on the 1995B Bonds in long-term debt. Because management believes the 1995B Bonds will be remarketed or refinanced within one year, we are presenting the amount payable on the liquidity facility and our investment in the 1995B Bonds as current in our December 31, 2008 balance sheet.

The following table shows our consolidated indebtedness (in millions) by maturity as of December 31, 2008:

	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
	(In Millions)
Fixed-rate debt	$-	$-	$375.0	$-	$110.0	$1,015.8	$1,500.8	$1,287.1
Variable-rate debt	-	-	52.7	-	-	131.9	184.6	184.6
Variable-rate debt swapped to fixed	-	-	-	-	-	40.0	40.0	40.0
Total indebtedness	$-	$-	$427.7	$-	$110.0	$1,187.7	$1,725.4	$1,511.7

Weighted Average Interest Rates by Maturity	N/A	N/A	7.96%	N/A	6.30%	7.24%	7.36%

For further discussion of our fair value of our indebtedness and book value of our indebtedness please see Note 6, “Fair Value Measurements” and Note 10, “Indebtedness” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K

Credit Market Risk

In the past year there has been volatility and a downturn in the credit market in the United States. This situation has impacted volatility and returns in many areas of the economy. Based on our relatively small percentage of unhedged variable rate debt in our capital structure, our interest rate exposure to the current credit market crisis is limited and to date, has not been material. See “Interest Rate Risk” above.

Equity Market Risk

Our pension plan is heavily invested in corporate stocks. During the year 2008, our pension plans suffered a net actuarial loss of $185.9 million, most of which ($156.8 million) was due to the lower than expected return on pension assets. This negatively impacts our earnings as well as our cash flows. The 2008 net actuarial loss contributed to a total unrecognized net loss of $249.5 million as of December 31, 2008. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost (pension expense) in future years. The amortization period is 12 years which is the estimated average remaining working lifetime of plan participants. The net actuarial loss during the year 2008 will significantly increase pension expense beginning in the year 2009. Net periodic benefit cost (pension expense) is expected to increase from $8.1 million in 2008 to approximately $34 million in 2009. In addition, a funding shortfall was created primarily by the poor performance of the pension assets in 2008. As a result, funding requirements are expected to increase over the next seven years. Please see Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for additional Pension Plan information.

Inflation

Over the last three years, the demand for certain raw materials, including steel, copper and other commodities have escalated at rates well above the consumer price index and as a result, prices for these materials have increased as well. These and other raw materials serve as inputs to many operating and maintenance processes fundamental to the electric utility industry and price increases have impacted our liquidity by increasing environmental capital expenditures for which we intend to seek recovery. To date, this escalation has been partially mitigated through strong sourcing and work management practices. However, such costs have impacted our results of operations, financial condition, and cash flows and are likely to continue in the future.

In addition, inflationary rates in other operating costs, such as the price of SO2 emissions allowances and the cost of healthcare provided to employees have impacted our results of operations, financial condition, and cash flows in recent years.

Fuel

We have limited exposure to commodity price risk for the purchase of coal, the primary fuel used by us for the production of electricity. We manage this risk by providing for nearly all of our current projected burn through 2009 and approximately 66% of our current projected burn for the three year period ending December 31, 2011, under long-term contracts. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. Coal purchases made in 2009 are expected to be made at prices that are higher than our weighted average price in 2008. Contracts for a significant portion of our coal supply expire over the next three years. At the end of 2009, two long-term coal contracts will expire that represent about 45% of our annual purchases. Although the price of these contracts have increased due to pricing provisions in the contract, the prices of coal under these contracts are significantly below the current market. New contracts to replace this supply may increase our weighted average cost of fuel. Contract negotiations began in 2008 and will continue through 2009.Our exposure to fluctuations in the price of coal is limited because pursuant to Indiana law, we may apply to the Indiana Utility Regulatory Commission for a change in our fuel charge every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. We must present evidence in each Fuel Adjustment Charge proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

Power Purchases

We depend on purchased power, in part, to meet our retail load obligations. As a result, we also have limited exposure to commodity price risk for the purchase of electric energy for our retail customers. Purchased power costs can be highly volatile. We are generally allowed to recover, through our FAC, the energy portion of purchased power costs incurred to meet jurisdictional retail load. In certain circumstances, we may not be allowed to recover a portion of purchased power costs incurred to meet our jurisdictional retail load. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income.”

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

Wholesale Sales

We engage in limited wholesale power marketing to earn wholesale revenues after first providing for our projected utility retail load. Our ability to compete effectively in the wholesale market is dependent on a variety of factors, including our generating availability, the supply of wholesale power, and the price, terms and conditions of sales we propose. Our wholesale revenues are generated primarily from sales directly to the Midwest Independent Transmission System Operator, Inc. Energy Market, replacing the previous practice of direct wholesale sales to individual wholesale counter-parties using existing interchange agreements. During 2008, the average market price per kWh we sold wholesale increased by 15.9% to $48.31 compared to 2007. During the past five years, wholesale revenues represented approximately 5.9% of our total electric revenues.

SO2 Allowances

The Clean Air Act and the federal Clean Air Interstate Rule require a reduction of SO2 emissions from electric utilities through a “cap and trade” program, which enables utilities to comply either by installing additional pollution control equipment or acquiring allowances to cover emissions. The price of SO2 allowances is volatile. Prior to 2005, we met the required reductions almost entirely through a bank of allowances which developed primarily from the early installation of pollution control equipment coupled with the allocations of allowances from the U.S. Environmental Protection Agency. During 2006, we purchased 20,100 SO2 allowances at a total cost of $16.3 million. During 2007, we purchased 4,510 SO2 allowances at a total cost of $2.2 million. We did not purchase any SO2 allowances during 2008. We account for emissions allowances as intangible assets and record expenses for allowances using a First In First Out method. Therefore, we do not recognize emissions allowance expense until we use up all of the allowances allocated to us from the EPA.

In June 2006, we completed an enhancement of existing CCT at our Petersburg generating station on Unit 3, and in September 2007, we placed into service new CCT at our Harding Street generating station on Unit 7, which are helping to significantly reduce our SO2 emissions. In addition, we expect to complete a major upgrade of additional CCT equipment already in service within the next three years to further reduce SO2 emissions. Because we expect the SO2 allowances granted by the EPA to IPL for 2009 to exceed our emissions, we do not anticipate material exposure to the SO2 allowance market in 2009, but our exposure may increase in 2010 (and likely thereafter) as new restrictions are put in place.

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

Remarketing Agreement and Liquidity Facility

We have entered into a Remarketing Agreement with J.P. Morgan Securities, Inc. for the weekly remarketing of 1995B Bonds. J.P. Morgan is obligated to use its best efforts to remarket the 1995B Bonds, but is not obligated to buy or take any position in the 1995B Bonds. In addition, one of the conditions precedent to J.P. Morgan’s obligations is that there shall have been no adverse change in the properties, business, results of operations, financial condition, or cash flows of IPL. IPL is liable for interest and principal on the 1995B Bonds. In the event J.P. Morgan is unable to remarket the 1995B Bonds, the Trustee for the 1995B Bonds has sole authority to request an advance under the liquidity facility portion of our credit agreement. The credit agreement contains financial covenants regarding our debt to total capitalization and interest coverage, with which we are in compliance. During 2008, $39.6 million of the 1995B Bonds issued by IPL failed the remarketing process and were tendered to the trustee. In accordance with the terms of the 1995B Bonds, the trustee is holding the $39.6 million of 1995B Bonds which failed the remarketing process, on IPL’s behalf. Please, see “Interest Rate Risk” above for further discussion.

Other Risks

We have experienced a slight increase in write-offs of our customer accounts over the past three years, which may have been impacted by the volatility in the financial markets and general slowing of the economy. If the recession worsens or is prolonged, write-offs could increase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of
IPALCO Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of IPALCO Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of income, common shareholder’s deficit, and cash flows for the year ended December 31, 2008. Our audit also included the financial statement schedules listed in the Index at Item 15 as of and for the year ended December 31, 2008. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPALCO Enterprises, Inc. and subsidiaries at December 31, 2008, and the consolidated results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules as of and for the year ended December 31, 2008, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of
IPALCO Enterprises, Inc.
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of IPALCO Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of income, common shareholder’s deficit, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedules for 2007 and 2006 listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of IPALCO Enterprises, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules for 2007 and 2006, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. In addition, the Company adopted, effective December 31, 2006, the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R, which changed the method of accounting for and the disclosures regarding pension and postretirement benefits.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
March 24, 2008

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in the Financial Statements and Supplementary Data:

1995B Bonds	IPL’s $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project
2008 IPALCO Notes	$375 million of 8.375% (original coupon 7.375%) Senior Secured Notes due November 14, 2008
2011 IPALCO Notes	$375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011
2016 IPALCO Notes	$400 million of 7.25% Senior Secured Notes due April 1, 2016
AES	The AES Corporation
ARO	Asset Retirement Obligations
ASM	Ancillary Services Market
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCT	Clean Coal Technology
CO2	Carbon Dioxide
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand-Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Charges
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Right
GAAP	Generally accepted accounting principles in the United States
IBEW	International Brotherhood of Electrical Workers
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IPL Funding	IPL Funding Corporation
IURC	Indiana Utility Regulatory Commission
MW	Megawatt
MWh	Megawatt hour
Medicare Prescription Drug Act	Medicare Prescription Drug, Improvement and Modernization Act of 2003
Mid-America	Mid-America Capital Resources, Inc
Midwest ISO	Midwest Independent Transmission System Operator, Inc.
NOx	Nitrogen Oxides
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
QPAI	Qualifying Production Activity Income
RSG	Revenue Sufficiency Guarantee
RSP	The AES Retirement Savings Plan
SFAS	Statement of Financial Accounting Standards
SFAS 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effect of Certain Types of Regulation”
SFAS 133	Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives”
SFAS 157	Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”
SFAS 158	Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R”
SO2	Sulfur Dioxide
Supplemental Retirement Plan	Supplemental Retirement Plan of Indianapolis Power & Light Company
S&P	Standard & Poors
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company
VEBA Trust	Voluntary Employee Beneficiary Association Trust
VERP	Voluntary Early Retirement Program
VERP II & III	Second and Third Voluntary Early Retirement Program

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	2008	2007	2006

UTILITY OPERATING REVENUES	$1,079,113	$1,052,627	$1,032,051

UTILITY OPERATING EXPENSES:
Operation:
Fuel	268,997	237,154	269,692
Other operating expenses	190,871	172,571	181,455
Power purchased	57,220	57,565	39,788
Maintenance	97,056	84,859	92,325
Depreciation and amortization	161,022	140,944	136,504
Taxes other than income taxes	40,934	41,361	37,532
Income taxes - net	81,120	107,755	95,252
Total utility operating expenses	897,220	842,209	852,548
UTILITY OPERATING INCOME	181,893	210,418	179,503

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	1,104	3,747	2,733
Miscellaneous income and (deductions) - net	(3,740)	347	(1,462)
Income tax benefit - net	32,847	26,158	31,611
Total other income and (deductions) - net	30,211	30,252	32,882

INTEREST AND OTHER CHARGES:
Interest on long-term debt	133,302	114,146	112,177
Other interest	1,579	1,837	4,048
Allowance for borrowed funds used during construction	(1,188)	(3,698)	(2,617)
Amortization of redemption premiums and expense on debt	3,746	3,056	3,148
Preferred dividends of subsidiary	3,213	3,213	3,213
Total interest and other charges-net	140,652	118,554	119,969
NET INCOME	$71,452	$122,116	$92,416

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2008 and 2007
(In Thousands)

	2008	2007
ASSETS
UTILITY PLANT:
Utility plant in service	$3,919,710	$3,849,648
Less accumulated depreciation	1,677,496	1,572,684
Utility plant in service - net	2,242,214	2,276,964
Construction work in progress	86,858	68,678
Spare parts inventory	1,389	1,173
Property held for future use	947	591
Utility plant - net	2,331,408	2,347,406

OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	698	702
Other investments	9,886	10,422
Other assets - net	10,584	11,124

CURRENT ASSETS:
Cash and cash equivalents	16,509	7,743
Short-term investments	41,550	2,100
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $1,801 and $1,882, respectively)	86,876	70,429
Fuel - at average cost	31,119	22,326
Materials and supplies - at average cost	57,581	53,387
Financial transmission rights (Note 6)	5,298	1,553
Net income tax refunds receivable	-	7,044
Deferred tax asset - current	8,531	3,765
Regulatory assets	17,345	20,571
Prepayments and other current assets	9,216	8,235
Total current assets	274,025	197,153

DEFERRED DEBITS:
Regulatory assets	461,729	265,394
Miscellaneous	24,665	20,864
Total deferred debits	486,394	286,258
TOTAL	$3,102,411	$2,841,941

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Pain in Capital	8,624	6,778
Accumulated deficit	(18,533)	(18,016)
Total common shareholder’s deficit	(9,909)	(11,238)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,666,085	1,271,558
Total capitalization	1,715,960	1,320,104

CURRENT LIABILITIES:
Short-term and current portion of long-term debt	52,691	376,000
Accounts payable	69,599	58,217
Accrued expenses	22,473	24,215
Accrued real estate and personal property taxes	26,812	20,278
Regulatory liabilities	5,735	2,774
Accrued interest	28,168	23,889
Customer deposits	16,928	16,042
Other current liabilities	11,204	7,557
Total current liabilities	233,610	528,972

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Accumulated deferred income taxes - net	398,089	394,570
Non-current income tax liability	8,351	23,759
Regulatory liabilities	471,002	445,072
Unamortized investment tax credit	15,212	17,652
Accrued pension and other postretirement benefits	234,670	89,368
Miscellaneous	25,517	22,444
Total deferred credits and other long-term liabilities	1,152,841	992,865

COMMITMENTS AND CONTINGENCIES (Note 13)
TOTAL	$3,102,411	$2,841,941

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATIONS:
Net income	$71,452	$122,116	$92,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,452	143,496	135,194
Amortization of regulatory assets	11,598	1,810	4,488
Deferred income taxes and investment tax credit adjustments - net	(12,135)	(5,769)	40,229
Tender fees expensed as interest	13,852	-	-
Emissions allowance expense	-	2,227	15,536
Gains on sales and exchange of environmental emissions allowances	(549)	(655)	(4,690)
Preferred dividends of subsidiary	3,213	3,213	3,213
Allowance for equity funds used during construction	(954)	(3,656)	(2,733)
Change in certain assets and liabilities:
Accounts receivable	(16,446)	(2,554)	(3,850)
Fuel, materials and supplies	(13,122)	7,921	(8,923)
Income taxes receivable or payable	8,071	(506)	509
Accounts payable and accrued expenses	12,848	5,366	3,787
Accrued real estate and personal property taxes	6,534	4,369	65
Accrued interest	4,279	(2,206)	(435)
Pension and other postretirement benefit expenses	144,890	(43,085)	(22,005)
Short-term and long-term regulatory assets and liabilities	(209,737)	27,004	19,884
Other - net	5,575	2,219	1,237
Net cash provided by operating activities	183,821	261,310	273,512

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(106,906)	(201,060)	(195,009)
Decrease (Increase) in restricted cash	6	32,700	(30,744)
Purchase of environmental emissions allowances	(200)	(2,743)	(16,649)
Purchase of short-term investments	(121,842)	(529,720)	(30,050)
Proceeds from sales and maturities of short-term investments	83,425	530,023	30,500
Proceeds from sales of assets	620	672	1,190
Other	(4,330)	(11,187)	(7,578)
Net cash used in investing activities	(149,227)	(181,315)	(248,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (repayments) - net	51,691	(74,000)	22,700
Long-term borrowings	394,105	164,985	257,781
Retirement of long-term debt	(388,852)	(80,000)	(201,450)
Dividends on common stock	(71,558)	(85,762)	(92,472)
Preferred dividends of subsidiary	(3,213)	(3,213)	(4,017)
Other	(8,001)	(2,907)	(5,077)
Net cash used in financing activities	(25,828)	(80,897)	(22,535)
Net change in cash and cash equivalents	8,766	(902)	2,637
Cash and cash equivalents at beginning of period	7,743	8,645	6,008
Cash and cash equivalents at end of period	$16,509	$7,743	$8,645

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$130,031	$117,584	$114,043
Income taxes	$51,583	$85,433	$22,904

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Common Shareholder’s Deficit
For the Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	Premium on 4% Cumulative Preferred Stock	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
2006
Beginning Balance	$649	$2,063	$(54,752)	$(74,361)	$(126,401)
Comprehensive Income (Loss):
Net income			92,416		92,416
Other comprehensive income (loss):
Interest rate swap adjustment, net of income taxes of $(2,737)				4,017	4,017
Minimum pension liability adjustment, net of income taxes of $(1,171)				(1,719)	(1,719)
Total Comprehensive Income					94,714

Adoption of SFAS 158, net of income taxes of $(49,101)				72,061	72,061
Distributions to AES			(92,472)		(92,472)
Contributions from AES		1,416			1,416
Balance at December 31, 2006	$649	$3,479	$(54,808)	$(2)	$(50,682)
2007
Comprehensive Income (Loss):
Net income			122,116		122,116
Other comprehensive income:
Sale of available for sale securities				2	2
Total Comprehensive Income					122,118

Reclassification to cumulative preferred stock of subsidiary	(649)				(649)
Adjustment for the adoption of FIN 48			438		438
Distributions to AES			(85,762)		(85,762)
Contributions from AES		3,299			3,299
Balance at December 31, 2007	$-	$6,778	$(18,016)	$-	$(11,238)
2008
Comprehensive Income:
Net income			71,452		71,452
Total Comprehensive Income					71,452

Adjustment for the adoption of SFAS 158, net of income taxes of $281			(411)		(411)
Distributions to AES			(71,558)		(71,558)
Contributions from AES		1,846			1,846
Balance at December 31, 2008	$-	$8,624	$(18,533)	$-	$(9,909)
See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008, 2007 and 2006

1. ORGANIZATION

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

IPALCO’s other direct subsidiary is Mid-America Capital Resources, Inc. Mid-America is the holding company for IPALCO’s unregulated activities. Mid-America owns a 4.4% interest in EnerTech Capital Partners II L.P., a venture capital fund that invests in early stage and emerging growth companies in the energy technology, clean technology and related markets, with a recorded value of $6.8 million as of December 31, 2008. IPALCO’s regulated business is conducted through IPL. IPALCO has two business segments: utility and nonutility. The utility segment consists of the operations of IPL and everything else is included in the nonutility segment.

2. Regulatory Matters

General

IPL is subject to regulation by the Indiana Utility Regulatory Commission as to its services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, retail rates and charges, the issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of some public utility properties or securities and certain other matters.

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

Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income

IPL may apply to the IURC for a change in IPL’s fuel charge every three months to recover IPL’s estimated fuel costs, including the energy portion of purchased power costs, which may be above or below the levels included in IPL’s basic rates and charges. IPL must present evidence in each FAC proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power, or both, so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible.

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

IPL’s authorized annual jurisdictional net operating income, for purposes of the quarterly operating income tests, attendant on its FAC proceedings, is $163.0 million, as established in its last basic rate case, plus additional returns authorized in the Environmental Compliance Cost Recovery Adjustment filings of $30.8 million for the most recently approved FAC filing for the period ending October 31, 2008 (FAC 82). In IPL’s two most recently approved FAC filings (FAC 81 and 82), the IURC found that its rolling annual jurisdictional retail electric net operating income was lower than the authorized annual jurisdictional net operating income. However, in IPL’s FAC 76 through 80 filings, the IURC found that its rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. Because IPL has a cumulative net operating income deficiency, it has not been required to make customer refunds in its FAC proceedings. However, in an effort to allay concerns raised by the IURC regarding IPL’s level of earnings, in IPL’s IURC approved FAC 79 and 80 IPL provided voluntary credits to its retail customers totaling $30 million and $2 million, respectively. IPL recorded a $30 million deferred fuel regulatory liability in March 2008 and a $2 million deferred fuel regulatory liability in June 2008, with corresponding and respective reductions against revenues for these voluntary credits. Approximately $30.3 million have been applied in the form of offsets against fuel charges that customers would have otherwise been billed during June 1, 2008 through December 31, 2008 and approximately $1.7 million remains to be applied as of December 31, 2008.

 In IPL’s FAC 71, a consumer advocacy group representing some of IPL’s industrial customers requested that a sub-docket be established. Through the sub-docket, the industrial group was seeking a review of various FAC components including a review of IPL’s treatment of transmission losses through Midwest Independent Transmission System Operator, Inc. and an IURC order requiring IPL to provide customer refunds for past charges and changes to future ratemaking. Because of the uncertain outcome of the FAC 71 sub-docket, the IURC orders in IPL’s FAC 71 through 81 proceedings had approved IPL’s FAC factors on an interim basis, subject to refund. In December 2008, the IURC issued an order in which it determined that IPL should continue its current treatment of transmission losses and therefore removed the “subject to refund” provisions in its FAC 71 through 81 orders, as it pertains to the FAC 71 sub-docket.

The IURC’s orders in IPL’s FAC 77 through 79 proceedings also set its FAC factor on an interim basis, subject to refund, pending the outcome of the FERC proceeding regarding Revenue Sufficiency Guarantee Second Pass charges from Midwest ISO settlements. In November 2008, the FERC issued several orders related to the Midwest ISO’s calculations of RSG charges. In December 2008, the Midwest ISO filed with the FERC its proposed revisions and clarifications regarding the calculation of the RSG charges. The Midwest ISO intends to provide resettlements related to RSG charges that are consistent with the methodology that IPL anticipated in its FAC 77 through 79 proceedings. The FERC is reviewing Midwest ISO’s filing to request a revision of its tariff regarding the calculation of RSG charges. Therefore, we cannot predict the outcome of the proceedings at this time.

Purchased power costs below an established benchmark are presumed to be recoverable fuel costs. In April 2008, the IURC issued a final order, which approved IPL’s joint petition filed along with another Indiana utility and the Indiana Office of Utility Consumer Counselor. This petition requested a new settlement mechanism for the recovery of fuel costs in the cost of purchased electricity. Under the former agreement, hourly purchased power costs were compared to a monthly standard. Under the new settlement agreement, hourly purchased power costs are compared to a daily benchmark to better reflect changes in natural gas prices that occur throughout the month. IPL believes that changes in natural gas prices typically influence the price at which it can purchase power. Therefore, IPL believes that the new benchmark more closely tracks fluctuations in purchased power prices. The new benchmark expires in April 2010. Purchased power costs over the benchmark not recovered from our customers have not had a material impact on our results of operations, financial condition, or cash flows to date.

Environmental Compliance Cost Recovery Adjustment

The IURC has approved the ratemaking treatment for expenditures applicable to qualified pollution control property to be recovered through an ECCRA when incurred to comply with environmental regulations. Clean Coal Technology constitutes qualified pollution control property, as defined in Indiana Code section 8-1-2-6.6, which allows IPL to reduce SO2, NOx, and mercury emissions and to reduce fine particulate pollution in the atmosphere. The approved ratemaking treatment includes a return on the expenditures and recovery of depreciation and operation and maintenance expenses associated with these projects and grants IPL the authority to add the approved return on our environmental projects to its authorized annual jurisdictional net operating income in subsequent FAC proceedings. The approved ratemaking treatment also provides for the periodic review of IPL’s capital expenditures on these projects. IPL’s ECCRA also allows it to recover the cost of NOx emissions allowances, when purchased to comply with environmental regulations that restrict the amount of NOx it may emit from its generating units used to serve its retail customers. Such ECCRA filings are made on a semi-annual basis.

Please see Note 13, “Commitments and Contingencies - Environmental” for our current CCT filings and a discussion of current status of federal Clean Air Interstate Rule and Indiana Clean Air Mercury Rule.

Midwest ISO

General

IPL is a member of the Midwest ISO. Midwest ISO serves as the third-party operator of IPL’s transmission system and runs the day-ahead and real-time Energy Market and, beginning in January 2009, the Ancillary Services Market for its members. Midwest ISO policies are developed through a stakeholder process in which IPL is an active participant. IPL focuses its participation in this process primarily on items that could impact its customers, results of operations, financial condition, and cash flows. Additionally, IPL attempts to influence Midwest ISO policy by filing comments with FERC.

Midwest ISO’s Energy and Ancillary Services Markets Tariff

As a member of the Midwest ISO, IPL must comply with the Midwest ISO Tariff. The tariff has been amended from time to time to cover expansions of Midwest ISO’s operations. The tariff originally covered only transmission, but was amended to include terms and conditions of the Energy Market that was launched in April 2005 and the ASM launched in January 2009. Ancillary services are services required to reliably deliver electric power, and include such things as reactive power, operating reserves, and frequency control. Traditionally, each utility was required to provide these services themselves or purchase them from a third party. With the launch of the ASM, the buying and selling of ancillary services are integrated with the existing Energy Market, thus providing greater efficiency in the delivery of these services and lower costs.

In January 2008, IPL and other Indiana utilities operating in the Midwest ISO filed a joint petition requesting the IURC to approve operational changes necessary for joint petitioners to accommodate the ASM, and to determine the precise manner and timing of recovery or crediting of jurisdictional charges and revenues associated with the Midwest ISO ASM. This proceeding was split into a multi-phase proceeding. In August 2008, the IURC issued an order for the Phase I of the proceeding approving the operational changes necessary for joint petitioners to accommodate the ASM. Additionally, a sub-docket was established to consider whether, and to what extent if any, a cost-benefit analysis of the joint petitioners’ participation in the Midwest ISO or the Midwest ISO ASM should be performed. Phase II of the IURC proceeding will determine the precise manner and timing of recovery or crediting of jurisdictional charges and revenues associated with the Midwest ISO ASM. We cannot predict the outcome of the sub-docket or the Phase II proceedings at this time.

Midwest ISO Real Time Revenue Sufficiency Guarantee

In April 2007, the Midwest ISO proposed a change that has been implemented to the calculation of the RSG First Pass charge. The Midwest ISO collects RSG First Pass charges from market participants that cause additional generation to be dispatched that do not recover their production costs from the energy market. This calculation methodology under collects the necessary RSG First Pass charge and requires companies like IPL to be charged a RSG Second Pass distribution socialized cost to compensate for the under collection. This methodology impacts IPL and other Midwest ISO companies on retroactive and prospective bases. IPL and other Midwest ISO companies had intervened at the FERC to seek relief from such charges. Stakeholders also appealed to the U.S. Court of Appeals for the District of Columbia to attempt to address the issue in parallel. In November 2008, the FERC issued orders which provided the relief requiring a correction to the methodology and resettlement since the Midwest ISO market start. The FERC’s order necessitates Tariff and Midwest ISO settlement system changes prior to resettlement. To date RSG First Pass charges and a portion of RSG Second Pass charges have been treated as recoverable fuel costs in IPL’s FAC proceedings. The remaining RSG charges have been deferred as regulatory assets. Because these resettlements do not begin until the second quarter of 2009 we cannot predict it’s impact on our operations.

Demand-Side Management and Green Power

DSM programs promote customer energy efficiency, encourage energy conservation, and allow customers to participate in time based pricing rate schedules and other demand response programs. In April 2008, the IURC issued an order which found that a subsequent phase shall be initiated to fully address several issues with respect to DSM Programs. We cannot predict the outcome of the proceeding or its impact on us at this time, but it will likely require us to increase our level of DSM spending over the next few years. IPL plans to continue to seek recovery of existing and future DSM program costs. IPL’s existing DSM programs are in effect until June 30, 2009. In December 2008, IPL filed a petition with the IURC requesting approval of an Alternative Regulatory Plan to offer our customers energy efficiency conservation, demand response and DSM programs and to allow associated rate making treatment. If approved, IPL’s level of spending in these programs will increase significantly, however it is still not expected to have a material impact on our results of operations, financial conditions or cash flows. We cannot predict the outcome of the proceeding at this time.

IPL also provides all its customers who purchase power at a metered rate the opportunity to voluntarily purchase a fixed percentage of their electricity from a renewable energy source evidenced by Renewable Energy Certificates at a premium to its tariff rates. Renewable Energy Certificates are tradable environmental commodities which represent proof that one MWh of electricity was generated from an eligible renewable energy resource.

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

Financing Order

Please, see Note 10, “Indebtedness” for information regarding approval from the IURC to refinance our variable rate debt.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

IPALCO’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the Unites States and in conjunction with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of IPALCO, its regulated utility subsidiary, IPL, and its unregulated subsidiary, Mid-America. All intercompany items have been eliminated in consolidation.

All income of Mid-America, as well as nonoperating income of IPL, are included below UTILITY OPERATING INCOME in the accompanying consolidated statements of income.

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

Regulation

The retail utility operations of IPL are subject to the jurisdiction of the IURC. IPL’s wholesale power transactions are subject to the jurisdiction of the FERC. These agencies regulate IPL’s utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are based on GAAP, including the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effect of Certain Types of Regulation”, which gives recognition to the ratemaking and accounting practices of these agencies. See also Note 7, “Regulatory Assets and Liabilities” for a discussion of specific regulatory assets and liabilities.

Revenues

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, IPL uses complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, IPL estimates line losses on a monthly basis. At December 31, 2008 and 2007, customer accounts receivable include unbilled energy revenues of $47.4 million and $42.0 million on a base of annual revenue of $1.1 billion.

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

Contingencies

IPALCO accrues for loss contingencies when the amount of the loss is probable and estimable. IPL is subject to various environmental regulations, and is involved in certain legal proceedings. If IPL’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition, and cash flows.

Concentrations of Risk

Substantially all of IPL’s customers are located within the Indianapolis area. In addition, approximately 65% of IPL’s full-time employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL’s current contract with the physical unit expires on September 29, 2012 and the contract with the clerical-technical unit expires February 14, 2011. In addition, more than half of IPL’s contracted coal is from one supplier. IPL has entered into three long-term contracts with this supplier, which employs non-unionized labor, for the provision of coal from three separate mines.

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 8.7%, 8.4%, and 8.6% during 2008, 2007, and 2006, respectively.

Utility Plant and Depreciation

Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.9% during 2008 and 3.8% during 2007, and 2006. Depreciation expense was $151.4 million, $141.7 million and $133.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Derivatives

We have only limited involvement with derivative financial instruments and do not use them for trading purposes. IPALCO accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives”, as amended. IPL has one interest rate swap agreement, which is recognized on the consolidated balance sheets at its estimated fair value as a liability of approximately $9.9 million. IPL entered into this agreement as a means of managing the interest rate exposure on a $40 million unsecured variable-rate debt instrument. The swap was approved by the IURC as part of IPL’s 1994 financing order. In accordance with SFAS 71, IPALCO recognized a regulatory asset equal to the value of the interest rate swap, which is adjusted as that fair value changes. The settlement amounts from the swap agreement are reported in the financial statements as a component of interest expense. Management uses standard market conventions, in accordance with Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”, to determine the fair value of the interest rate swap.

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

Emissions Allowances

IPL uses environmental air emissions allowances to meet standards set forth by the EPA related to emission of SO2 and NOx gases. IPL accounts for environmental air emissions allowances as intangible assets and records expenses for allowances using a First In First Out method. The total book value of SO2 and NOx emissions allowances, included in MISCELLANEOUS DEFERRED DEBITS on the accompanying consolidated balance sheets, as of December 31, 2008 and 2007 was $0.9 million and $0.4 million, respectively.

Income Taxes

IPALCO includes any applicable interest and penalties related to income tax deficiencies or overpayments in the provision for income taxes in its consolidated statements of income. The income tax provision includes gross interest income of $2.0 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively.

Deferred taxes are provided for all significant temporary differences between book and taxable income. The effects of income taxes are measured based on enacted laws and rates. Such differences include the use of accelerated depreciation methods for tax purposes, the use of different book and tax depreciable lives, rates and in-service dates and the accelerated tax amortization of pollution control facilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting basis of assets and liabilities. Those income taxes payable which are includable in allowable costs for ratemaking purposes in future years are recorded as regulatory assets with a corresponding deferred tax liability. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment. Contingent liabilities related to income taxes are recorded in accordance with Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with original maturities of 90 days or less at the date of acquisition to be cash equivalents.

Long-term Investments

As of December 31, 2008, Mid-America owned a 4.4% investment in EnerTech Capital Partners II L.P., a venture capital fund. IPALCO accounts for this investment using the cost method. The book value was $6.8 million as of December 31, 2008 and 2007, and is included in OTHER ASSETS - Other investments on the accompanying consolidated balance sheets.

We evaluate the recoverability of investments in unconsolidated subsidiaries and other investments when events or changes in circumstances indicate the carrying amount of the asset is other than temporarily impaired. An investment is considered impaired if the fair value of the investment is less than its carrying value. Impairment losses are recognized when an impairment is considered to be other than temporary. Impairments are considered to be other than temporary when we do not expect to recover the investment’s carrying value for a reasonable period of time. In making this determination, we consider several factors, including, but not limited to, the intent and ability to hold the investment, the severity of the impairment, the duration of the impairment and the entity’s historical and projected financial performance. Once an investment is considered other than temporarily impaired and an impairment loss is recognized, the carrying value of the investment is not adjusted for any subsequent recoveries in fair value. At December 31, 2008, we estimate our investment in EnerTech Capital Partners II L.P. to be temporarily impaired by $2.4 million and therefore no loss was recognized. As of December 31, 2008, we did not have any other material unrealized losses.

Short-term Investments

Our short-term investments consist primarily of various financial instruments, such as taxable and tax-exempt debt securities. We actively invest a portion of our available cash balances in such instruments. These instruments feature daily and seven day notice put options which allow for the redemption of the investments at their face amounts plus earned income, and 7, 28, and 35 day auctions which allow for the redemption of the investments at their face amounts plus earned income at each successful auction. Due to failed auctions in the auction market, we continue to analyze current credit market conditions and invest in such instruments as appropriate to ensure liquidity. Even though these securities frequently have stated maturities of 20 years or more, since we intend to sell these instruments within one year or less, they are classified as CURRENT ASSETS. Purchases and sales of securities are presented on a gross basis within Cash Flows from Investing Activities in the accompanying audited Consolidated Statements of Cash Flows. As of December 31, 2008, we had $2.0 million of investments in auction rate securities and $39.6 million in variable rate demand notes. The Trustee is holding the variable rate demand notes on our behalf due to failed remarketing of IPL’s $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project Bonds. Please see Note 10, “Indebtedness” for further information on the 1995B Bonds.

Repair and Maintenance Costs

Repair and maintenance costs are expensed as incurred.

New Accounting Pronouncements

SFAS 157 “Fair Value Measurements”

In September 2006, the Financial Accounting Standard Board released SFAS 157 to define fair value, establish a framework for measuring fair value in accordance with GAAP, and expand disclosures about fair value measurements. SFAS 157 was effective for IPALCO at January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, IPALCO partially adopted SFAS 157. As permitted by the FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157,” IPALCO elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities, such as goodwill and asset retirement obligations, until January 1, 2009. The partial adoption of SFAS 157 did not have a material impact on IPALCO’s results of operations, financial condition, or cash flows. Please see Note 6, “Fair Value Measurements” for the additional disclosures required by SFAS 157. We do not believe the adoption of the remaining provisions of SFAS 157 will have a material impact on IPALCO’s results of operations, financial condition, or cash flows.

FASB Staff Position No, 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”

In October 2008, the FASB issued FASB Staff Position No, 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” to clarify the application of SFAS 157 in a market that is not active and provided an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FASB Staff Position No, 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” was effective for IPALCO at September 30, 2008. The adoption of FASB Staff Position No, 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” did not have a material impact on IPALCO’s results of operations, financial condition, or cash flows.

SFAS 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”

In December 2007, the FASB issued SFAS 160, which requires all entities to report minority interests in subsidiaries as equity in the consolidated financial statements, and requires that transactions between entities and non-controlling interests be treated as equity. SFAS 160 is effective for IPALCO beginning January 1, 2009. The adoption of SFAS 160 will not have a material effect on IPALCO’s consolidated results of operations, financial condition, and cash flows.

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS 161, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on IPALCO’s financial position, operations, and cash flows. SFAS 161 is effective for IPALCO beginning January 1, 2009. The adoption of SFAS 161 will not have a material impact on IPALCO’s financial statements because IPALCO engages in limited derivative and hedging activities. In accordance with the objectives of SFAS 161, the enhanced disclosure will improve the transparency of financial reporting.

Per Share Data

IPALCO is a wholly-owned subsidiary of AES and does not report earnings on a per-share basis.

4. UTILITY PLANT IN SERVICE

The original cost of utility plant in service segregated by functional classifications, follows:

	As of December 31,
	2008	2007
	(In Thousands)
Production	$2,429,724	$2,399,173
Transmission	208,164	264,777
Distribution	1,129,739	1,038,574
General plant	152,083	147,124
Total utility plant in service	$3,919,710	$3,849,648

Substantially all of IPL’s property is subject to a $837.7 million direct first mortgage lien, as of December 31, 2008, securing IPL’s first mortgage bonds. Total utility plant in service includes $2.8 million and $4.2 million of property under capital leases as of December 31, 2008 and 2007, respectively. Total non-legal removal costs of utility plant in service at December 31, 2008 and 2007 were $470.8 million and $443.0 million, respectively and total legal removal costs of utility plant in service at December 31, 2008 and 2007 were $13.9 million and $13.1 million, respectively. Please see Note 8, “Asset Retirement Obligations” for further information.

In September 2007, IPL placed into service pollution control technology to address required SO2 and mercury emissions reductions from its power plants and to reduce fine particulate pollution in the atmosphere at a cost of approximately $200.7 million as of December 31, 2008. This enhancement was performed at IPL’s Harding Street generating station on Unit 7 and is part of IPL’s CCT projects. The amount recognized as of December 31, 2008 does not reflect the total cost of the project, which is not yet finalized. IPL believes these expenditures were necessary to reliably and economically achieve a level of emissions reductions that complies with the EPA’s NOx State Implementation Plan, the federal CAIR and the Indiana CAMR. IPL anticipates additional costs to comply with the federal CAIR and the Indiana CAMR and it is IPL’s intent to seek recovery of any additional costs. Please see, Note 13, “Commitments and Contingencies - Environmental” for a discussion regarding status of federal CAIR and Indiana CAMR. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions are recoverable from jurisdictional retail customers as part of IPL’s CCT projects, however, since jurisdictional retail rates are subject to regulatory approval, there can be no assurance that all costs will be recovered in rates.

5. Sales of Accounts Receivable

Accounts Receivable Securitization

IPL formed IPL Funding Corporation in 1996 as a special-purpose entity to purchase retail receivables originated by IPL pursuant to a receivables sale agreement entered into with IPL. At the same time, IPL Funding entered into a purchase facility with unrelated parties pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million, of interests in the pool of receivables purchased from IPL. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold up to a maximum of $50.0 million, as permitted by the purchase facility. During 2008, the purchase facility was extended through May 26, 2009. IPL Funding is included in the audited Consolidated Financial Statements of IPL. Accounts receivable on the accompanying consolidated balance sheets of IPALCO are stated net of the $50 million sold.

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

The losses recognized on the sales of receivables were $2.0 million, $3.0 million and $2.9 million for 2008, 2007 and 2006, respectively. These losses are included in Other operating expense on the consolidated statements of income. The amount of the losses recognized depends on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and the proceeds received.

The following table shows the receivables sold and retained interests as of the periods ended and cash flows during the periods ending:

	As of December 31,
	2008	2007	2006
	(In Millions)
Retail receivables	$133.4	$114.4	$113.4
Less: Retained interests	83.4	64.4	63.4
Net receivables sold	$50.0	$50.0	$50.0

	Twelve Months Ended December 31,
	2008	2007	2006
	(In Millions)
Cash flows during period
Cash proceeds from interest retained	$605.3	$541.1	$527.7
Cash proceed from sold receivables(1)	$374.0	$419.0	$415.5

(1) Cash flows from the sale of receivables are reflected within Operating Activities on the Consolidated Statements of Cash Flows.

There were no proceeds from new securitizations for each of 2008, 2007 and 2006. Servicing fees of $0.6 million were paid to IPL form IPL Funding for each of 2008, 2007 and 2006.

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

6. FAIR VALUE MEASUREMENTS

Whenever possible, quoted prices in active markets are used to determine the fair value of our financial instruments. Our financial instruments are not held for trading or other speculative purposes. The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash Equivalents

As of December 31, 2008 and 2007, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity, which was $5.2 million and $1.6 million as of December 31, 2008 and 2007, respectively.

Customer Deposits

Our customer deposits do not have defined maturity dates and therefore, fair value is estimated to be the amount payable on demand, which equaled book value. Customer deposits totaled $16.9 million and $16.0 million as of December 31, 2008 and 2007, respectively.

Indebtedness

The fair value of our outstanding fixed rate debt has been determined on the basis of the quoted market prices of the specific securities issued and outstanding. In certain circumstances, the market for such securities was inactive and therefore the valuation was adjusted to consider changes in market spreads for similar securities. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 2008 and 2007, the approximate fair value of our fixed-rate indebtedness was $1.3 billion and $1.5 billion, respectively, compared to carrying amounts of $1.5 billion at December 21, 2008 and 2007. The fair value of the variable-rate debt outstanding at December 31, 2008 and 2007 approximates its face amount, which was $224.6 million and $172.9 million, respectively. The fair value of IPL’s interest rate swap agreement at December 31, 2008 and 2007 was approximately $(9.9) million and $(6.5) million, respectively. These amounts estimate what IPL would have to pay to settle its position in the swap, less a discount to reflect IPL’s credit risk.

SFAS 157

SFAS 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial assets and liabilities that are adjusted to fair value on a recurring basis and/or financial assets and liabilities that are measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the period. IPALCO did not have any financial assets or liabilities measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the periods covered by this report. In accordance with SFAS 157, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 - Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market.

Level 2 - Financial assets and liabilities whose values are based on inputs from quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

Level 3 - Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of December 31, 2008:

	Fair Value Measurements at December 31, 2008, Using
	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Short-term investments	$-	$-	$41,550
Financial transmission rights	-	-	5,298
Total financial assets measured at fair value	$-	$-	$46,848

Financial liabilities:
Interest rate swap	$-	$-	$9,918
Other derivative liabilities	-	-	194
Total financial liabilities measured at fair value	$-	$-	$10,112

The following table sets forth a reconciliation of financial instruments classified as Level 3 in the fair value hierarchy:

Derivative Financial Instruments, net asset (liability)
(In Thousands)

Balance at January 1, 2008	$(4,671)
Unrealized gains (losses) recognized in earnings	(169)
Unrealized gain recognized as a regulatory liability	(3,685)
Issuances and settlements, net	3,711
Transfers in	41,550
Balance at December 31, 2008	$36,736

Valuation Techniques

Short-term Investments

As of December 31, 2008, our available-for-sale securities consisted of $2.0 million of auction rate securities and $39.6 million of unsecured variable rate demand notes, which are included in short-term investments on our Consolidated Balance Sheets. The $2.0 million of auction rate securities have experienced failed auctions consistently since the first quarter of 2008. The fair values of these securities are estimated primarily using a qualitative analysis of such things as, the collateral underlying the security; the creditworthiness of the issuer; the timing of the expected future cash flows, including the final maturity; and an expectation of the securities’ next successful auction or receipt of notification indicating the securities’ conversion from the auction rate market to a more liquid market. These securities are also compared, when possible, to other observable and relevant market data which, however, is limited at this time. Primarily as a result of the following factors, we have determined that the fair value is at or near our original cost and therefore no impairment has been recognized: (1) all of the issuers of such securities are rated A or higher, (2) the securities are backed by insurance companies with affirmed ratings of AAA, and (3) all interest payments have been received timely. Because the auctions are ongoing and there is demand for similar securities, the auction rate securities were valued using quoted market prices, but due to the illiquid nature of such investments in the current market, we have changed the classification of these securities during the current period to Level 3.

During 2008, $39.6 million of the 1995B Bonds issued by the city of Petersburg, Indiana on behalf of IPL failed the remarketing process and were tendered to the trustee. In accordance with the terms of the 1995B Bonds, the trustee is holding the $39.6 million of 1995B Bonds which failed the remarketing process, on IPL’s behalf. See Note 10, “Indebtedness” for further discussion of the 1995B Bonds. Similar to the analysis performed on the auction rate securities, we have performed an impairment analysis on the 1995B Bonds and concluded no impairment exists and have, therefore, recorded them at their face value and have also reclassified them as Level 3 due to the illiquid market.

Financial Transmission Rights

In connection with IPL’s participation in the Midwest ISO, in the second quarter of each year IPL is granted financial instruments that can be converted into cash or FTRs based on IPL’s forecasted peak load for the period. FTRs are used in the Midwest ISO market to hedge IPL’s exposure to congestion charges, which result from constraints on the transmission system. IPL converted all of these financial instruments into FTRs during the second quarter of 2008. IPL’s FTRs are valued at the cleared auction prices for FTRs in the Midwest ISO’s annual auction. Because of the infrequent nature of this valuation, the fair value assigned to the FTRs is considered a Level 3 input under the fair value hierarchy required by SFAS 157. An offsetting regulatory liability has been recorded as management believes that these revenues or costs will be flowed through to customers through the FAC. As such, there is no impact on our Consolidated Statements of Income.

Other Financial Instruments

We do not believe any of the other financial instruments which we held as of December 31, 2008 are material to our results of operations, financial condition, and cash flows either qualitatively or quantitatively. As described in Note 3, “Summary of Significant Accounting Polices - Derivatives,” IPL has one interest rate swap agreement, which is recognized on the Consolidated Balance Sheets at its estimated fair value as a liability. IPL entered into this agreement as a means of managing the interest rate exposure related to the 1995B Bonds. In accordance with SFAS 71, IPL recognized a regulatory asset equal to the value of the interest rate swap, which is adjusted as that fair value changes. Therefore there is no impact to IPALCO’s Consolidated Statements of Income or Cash Flows for the changes in the fair value of the interest rate swap.

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

The amounts of regulatory assets at December 31 are as follows:

	2008	2007	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Deferred fuel costs	$9,252	$13,219	Through 2009(1)
NOx & CCT project expenses	5,398	5,553	Through 2009(1)
Air conditioning load management (demand management)	2,072	949	Through 2009(1)
Other DSM program costs	623	850	Through 2009(1)(2)
Total current regulatory assets	17,345	20,571

Long-term:
Unrecognized pension and other postretirement benefit plan costs	$280,668	$88,124	Various
Income taxes recoverable from customers	75,501	83,010	Various
Deferred Midwest ISO costs	57,921	48,185	To be determined(3)
Unamortized Petersburg unit 4 carrying charges and certain other costs	20,298	20,846	Through 2026(1)(2)
Unamortized reacquisition premium on debt	15,339	16,586	Over remaining life of debt
Unrealized loss on interest rate swap	9,919	6,466	Through 2023
NOx project expenses - Petersburg unit 2 precipitator	1,875	2,020	Through 2021(1)
Other DSM and green power program costs	208	157	Various
Total long-term regulatory assets	461,729	265,394
Total regulatory assets	$479,074	$285,965

(1) Recovered per specific rate orders
(2) Recovered with a current return
(3) Recovery is probable but timing not yet determined

The amounts of regulatory liabilities at December 31 are as follows:

	2008	2007	Rate Credit Period
	(In Thousands)
Regulatory Liabilities
Current:
Financial transmission rights	$5,298	$1,553	Through 2009(4)
Fuel related	363	344	Through 2009
NOx & CCT project credits	74	877	Through 2009(4)
Total current regulatory liabilities	5,735	2,774

Long-term:
ARO costs and accrued asset removal costs	458,767	431,804	Not applicable
Unamortized investment tax credit	10,595	11,146	Through 2014
Fuel related	1,640	2,122	Through 2013
Total long-term regulatory liabilities	471,002	445,072
Total regulatory liabilities	$476,737	$447,846

(4) Recovered (credited) per specific rate orders

Deferred Fuel

Deferred fuel costs are a component of current regulatory assets and are expected to be recovered through future FAC proceedings. IPL records deferred fuel in accordance with standards prescribed by the FERC. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL’s FAC and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL’s rates are adjusted. The deferred fuel asset decreased $4.0 million during the year ended December 31, 2008 primarily because during 2008 we recovered a portion of the accumulated under collection of fuel costs from December 31, 2007 and purchased power costs during the period were lower than the estimate of such costs in the FAC proceedings. See Note 2, “Regulatory Matters.”

In our FAC 71, a consumer advocacy group representing some of our industrial customers requested that a sub-docket be established. Through the sub-docket, the industrial group was seeking a review of various FAC components including a review of IPL’s treatment of transmission losses through Midwest ISO and an IURC order requiring us to provide customer refunds for past charges and changes to future ratemaking. Because of the uncertain outcome of the FAC 71 sub-docket, the IURC orders in our FAC 71 through 81 proceeding had approved our FAC factors on an interim basis, subject to refund. In December 2008, the IURC issued an order in which it determined that we should continue our current treatment of transmission losses and therefore removed the “subject to refund” provisions in our FAC 71 through 81 orders, as it pertains to the FAC 71 sub-docket.

Unrecognized Pension and Postretirement Benefit Plan Costs

In accordance with Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R” and SFAS 71, we recognize a regulatory asset equal to the unrecognized actuarial gains and losses and prior service costs. Pension expenses are recorded based on the benefit plan’s actuarially determined pension liability and associated level of annual expenses to be recognized. The other postretirement benefit plan’s deferred benefit cost is the excess of the other postretirement benefit liability over the amount previously recognized. The asset representing the unrecognized pension and postretirement benefit plan costs increased $192.5 million during 2008 primarily resulting from a lower than expected return on assets during the year 2008.

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

Unrealized Loss on Interest Rate Swap

The interest rate swap on the 1995B Bonds is used to mitigate interest rate risk. The swap, which expires upon the maturity of the related note in 2023, was approved by the IURC as part of IPL’s 1994 financing order. The unrealized loss on the swap as of December 31, 2008 is considered in the determination of IPL’s cost of capital for rate making purposes as these amounts are realized through the periodic settlement payments under the swap. Should the swap be prudently terminated before its scheduled maturity date, the settlement of the swap would be recoverable in future rates.

Asset Retirement Obligation and Accrued Asset Removal Costs

In accordance with SFAS 158 and SFAS 71, IPL, a regulated utility, recognizes the cost of removal component of its depreciation reserve that does not have an associated legal retirement obligation as a deferred liability. This amount is net of the portion of legal ARO costs that is currently being recovered in rates.

8. ASSET RETIREMENT OBLIGATIONS

Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation. A legal obligation for purposes of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppels. ARO liability is included in Miscellaneous on the accompanying consolidated balance sheets.

IPL’s ARO relates primarily to environmental issues involving asbestos, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a reconciliation of the ARO legal liability year end balances:

	2008	2007
	(In Millions)
Balance as of January 1	$13.1	$12.3
Accretion Expense	0.8	0.8
Balance as of December 31	$13.9	$13.1

As of December 31, 2008 and 2007, IPL did not have any assets that are legally restricted for settling its ARO liability.

9. SHAREHOLDER’S EQUITY

Capital Stock

IPALCO’s no par value common stock is pledged under AES’ Amended and Restated Credit and Reimbursement Agreement as well as AES’ Collateral Trust Agreement. There have been no changes to IPALCO’s capital stock balances during the three years ended December 31, 2008.

Dividend Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2008, exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends under the terms of its credit agreement if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before interest and taxes to interest expense of not less than 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .65 to 1, in order to pay dividends. As of December 31, 2008 and as of the filing of this report, IPL and IPALCO were in compliance with all financial covenants and no event of default existed.

IPALCO is also restricted in its ability to pay dividends under the terms of its $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 if it is not in compliance with certain financial covenants. These covenants require IPALCO to maintain a minimum ratio of earnings before taxes, interest, depreciation and amortization to interest expense of not less than 2.5 to 1, and a ratio of total debt to total adjusted capitalization not in excess of .67 to 1, in order to pay dividends. As of December 31, 2008 and as of the filing of this report, IPALCO was in compliance with all financial covenants and no event of default existed.

Cumulative Preferred Stock of Subsidiary

IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2008, 2007 and 2006, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL’s board of directors. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2008, 2007 and 2006, preferred stock consisted of the following:

	December 31, 2008		December 31,
	Shares Outstanding	Call Price	2008	2007	2006
			Par Value, plus premium, if applicable
			(In Thousands)
Cumulative $100 par value, authorized 2,000,000 shares
4% Series	47,611	$118.00	$5,410	$5,410	$5,410
4.2% Series	19,331	103.00	1,933	1,933	1,933
4.6% Series	2,481	103.00	248	248	248
4.8% Series	21,930	101.00	2,193	2,193	2,193
5.65% Series	500,000	100.00	50,000	50,000	50,000
Total cumulative preferred stock	591,353		$59,784	$59,784	$59,784

10. INDEBTEDNESS

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

In January 2009, the IURC issued an order approving IPL’s financing petition filed in August 2008. The order grants IPL the authority to enter into capital lease obligations not to exceed an aggregate principal amount of $10.0 million outstanding and to refinance, if appropriate, four variable rate debt issues currently outstanding totaling $171.9 million at any time throughout the period ending December 31, 2010. The variable rate debt includes three series whose interest rates are set in a weekly auction rate process and one series that is set based on a weekly remarketed rate. Given the volatility in the capital markets, we will continue to evaluate our alternatives with regard to refinancing this debt.

In March 2008, S&P raised its issue-level ratings on IPALCO’s senior debt from BB- to BB and IPL’s senior unsecured debt from BB- to BBB.

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

The following table presents our long-term indebtedness as of December 31, 2008 and 2007:

Series	Due	December 31,
		2008	2007
		(In Thousands)
IPL First Mortgage Bonds (see below)
6.30%	July 2013	110,000	110,000
Variable(1)	January 2016	41,850	41,850
5.40%(1)	August 2017	24,650	24,650
5.75%(1)	August 2021	40,000	40,000
Variable(1)	October 2023	30,000	30,000
4.55%(3)	December 2024	40,000	40,000
5.90%(1)	December 2024	20,000	20,000
5.95%(1)	December 2029	30,000	30,000
5.95%(3)	August 2030	17,350	17,350
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
Variable(3)	September 2041	60,000	60,000
Unamortized discount - net		(1,071)	(1,092)
Total first mortgage bonds		836,579	836,558
IPL Unsecured Notes
Variable(2)(4)	January 2023	40,000	40,000
6.375%(2)	November 2029	20,000	20,000
Total IPL unsecured notes		60,000	60,000

Total Long-term Debt - IPL		896,579	896,558
Long-term Debt - IPALCO
8.375% Senior Secured Notes	November 2008	-	375,000
8.625% Senior Secured Notes	November 2011	375,000	375,000
7.250% Senior Secured Notes	April 2016	400,000	-
Unamortized discount - net		(5,494)	-
Total Long-term Debt - IPALCO		769,506	750,000
Total consolidated IPALCO Long-term Debt		1,666,085	1,646,558
Less: Current Portion of Long-term Debt		-	375,000
Net Consolidated IPALCO Long-term Debt		$1,666,085	$1,271,558

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

(4)Please see, “Variable-Rate Unsecured Debt” below for detail regarding 1995B Bonds and the related swap agreement.

IPL First Mortgage Bonds

The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a $837.7 million direct first mortgage lien, as of December 31, 2008. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2008.

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

The 2016 IPALCO Notes were sold at 98.526% of par resulting in net proceeds of $394.1 million. The $5.9 million discount is being amortized through 2016 using the effective interest method. We used these net proceeds to repurchase all of the outstanding 2008 IPALCO Notes tendered in the Tender Offer and the subsequent redemption of all remaining notes not tendered. The proceeds were also used to pay the early tender premium of $13.9 million (included in Interest on long-term debt in the accompanying Consolidated Statements of Income) and other fees and expenses related to the Tender Offer and the redemption of the 2008 IPALCO Notes and the issuance of the 2016 IPALCO Notes.

The 2016 IPALCO Notes are secured by IPALCO’s pledge of all of the outstanding common stock of IPL. The lien on the pledged shares will be shared equally and ratably with IPALCO’s existing senior secured notes. IPALCO has entered into a Pledge Agreement Supplement with The Bank of New York Trust Company, N.A., as Collateral Agent, dated April 15, 2008 to the Pledge Agreement between IPALCO and The Bank of New York Trust Company, NA. as successor Collateral Agent dated November 14, 2001.

Variable-Rate Unsecured Debt

IPL is liable for interest and principal on three series of auction rate securities, two of which were issued by the city of Petersburg, Indiana in 2005 and one issued by the Indiana Finance Authority in 2006, totaling $131.9 million. IPL’s liability on these auction rate securities is secured by IPL first mortgage bonds. While the securities have long term maturities, the interest rates are variable and are set weekly through an auction process. Beginning in late September 2008, the auctions failed on these securities and as a result, the interest rates were reset to the maximum rates of 12% per annum on each series of the auction rate securities. As discussed above, IPL received approval from the IURC to refinance all of its auction rate securities as well as the obligation under the 1995B Bonds (see below) in January 2009. IPL continues to evaluate its alternatives with regard to refinancing this debt.

IPL is also liable for interest and principal on the 1995B Bonds issued in 1995 by the city of Petersburg, Indiana. Interest on the 1995B Bonds varies with the tax-exempt weekly rate reset through a remarketing process; however, the interest rate is synthetically fixed at 5.21% through a floating-to-fixed interest rate swap, which expires concurrent with the maturity of the 1995B Bonds in January 2023. IPL also maintains a $40.6 million long-term liquidity facility supporting the 1995B Bonds. The liquidity facility expires May 16, 2011 and bears interest at the prime rate, which was 3.25% per annum at December 31, 2008. The interest rate swap synthetically fixes our interest rate on the portion of the 1995B Bonds which have remarketed successfully and provides some relief against the interest we pay on our liquidity facility borrowings related to the 1995B Bonds which failed remarketing. During 2008, $39.6 million of the 1995B Bonds failed the remarketing process and were tendered to the trustee. In accordance with the terms of the 1995B Bonds, the trustee drew $39.7 million against IPL’s committed liquidity facility to fund the tender and related accrued interest. As a result, the trustee is holding $39.6 million of the 1995B Bonds, which failed the remarketing process, on IPL’s behalf. All of the 1995B Bonds remain outstanding and IPL continues to pay interest on them, even though IPL is the beneficiary of the interest on the $39.6 million that failed remarketing. Additionally, IPL is liable for the draw on the liquidity facility. As of December 31, 2008, our effective interest rate on the 1995B Bonds, including the liquidity facility and net of the relief provided by the swap was approximately 7.22%. Our December 31, 2008 balance sheet reflects our obligation on the 1995B Bonds in long-term debt. Because management believes the 1995B Bonds will be remarketed or refinanced within one year, we are presenting the amount payable on the liquidity facility and our investment in the 1995B Bonds as current in our December 31, 2008 balance sheet.

Line of Credit

IPL maintains a credit agreement in the aggregate principal amount of $150.0 million which includes an $109.4 million committed line of credit and a $40.6 million liquidity facility (related to 1995B Bonds, which are remarketed weekly - see above). As of December 31, 2008, IPL had available borrowing capacity of $95.7 million under our $150.0 million committed credit facility after outstanding borrowings, existing letters of credit and the liquidity facility for IPL’s 1995B Bonds. The committed line of credit also provides a sub limit for the issuance of letters of credit. As of December 31, 2008 IPL had $13.0 million of outstanding borrowings on the committed line of credit and $39.7 million of outstanding borrowings on the liquidity facility. As of December 31, 2007 IPL had a total of $1.0 million of outstanding borrowings on the committed line of credit only. The maturity date for the agreement is May 16, 2011, because of management’s intent to continue to use the credit facility on a daily basis to manage working capital and because we believe the 1995B Bonds will either be successfully remarketed or be refinanced in 2009, the borrowings are included in current liabilities on the accompanying consolidated balance sheets.

In July 2008, FERC issued an order authorizing IPL to issue up to $500 million of short-term indebtedness outstanding at any time through July 27, 2010.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2008, are as follows:

Year	Amount
(In Thousands)
2009	$-
2010	-
2011	375,000
2012	-
2013	110,000
Thereafter	1,187,650
Total	$1,672,650

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

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the year ended December 31, 2008 and 2007:

	2007	2006
	(In Thousands)
Unrecognized tax benefits at January 1	$21,582	$22,753
Gross increases - current period tax positions	754	1,249
Gross decreases - prior period tax positions	(7,535)	(2,420)
Settlements	(7,045)	-
Unrecognized tax benefits at December 31	$7,756	$21,582

The unrecognized tax benefits at December 31, 2008, represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of the deductions will not affect the annual effective tax rate but would accelerate the tax payments to an earlier period.

Tax-related interest expense and income is reported as part of the provision for federal and state income taxes. Penalties, if incurred, would also be recognized as a component of tax expense. As of December 31, 2008 and 2007, IPALCO has recorded a liability for interest of $0.6 million and $2.2 million, respectively. The income tax provision includes interest expense/(income) of $(2.0) million, $(0.6) million and $(7.3) million for the years ended December 31, 2008, 2007 and 2006, respectively.

The American Jobs Creation Act of 2004 created Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. IPL’s electric production activities qualify for this deduction. The deduction was equal to 3% of Qualifying Production Activity Income for the 2005 and 2006 taxable years, with certain limitations. This deduction increased to 6% of QPAI beginning in 2007 and will increase to 9% of QPAI beginning in 2010 and thereafter. The tax benefit associated with the Internal Revenue Code Section 199 domestic production deduction was $1.5 million per year in 2005 and 2006. The tax benefit for 2007 was $3.9 million. The benefit for 2008 is estimated to be $3.0 million.

Federal and state income taxes charged to income are as follows:

	2008	2007	2006
	(In Thousands)
Charged to utility operating expense
Current income taxes:
Federal	$71,012	$89,296	$38,047
State	19,973	24,683	17,201
Total current income taxes	90,985	113,979	55,248
Deferred income taxes:
Federal	(8,428)	(5,636)	35,141
State	1,002	1,976	7,474
Total deferred income taxes	(7,426)	(3,660)	42,615
Net amortization of investment credit	(2,439)	(2,564)	(2,611)
Total charge to utility operating expenses	81,120	107,755	95,252
Charged to other income and deductions:
Current income taxes:
Federal	(25,606)	(21,033)	(25,067)
State	(6,829)	(5,580)	(6,769)
Total current income taxes	(32,435)	(26,613)	(31,836)
Deferred income taxes:
Federal	(326)	360	179
State	(86)	95	46
Total deferred income taxes	(412)	455	225
Net credit to other income taxes	(32,847)	(26,158)	(31,611)
Total federal and state income tax provisions	$48,273	$81,597	$63,641

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2008	2007	2006

Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	7.6	6.8	7.5
Amortization of investment tax credits	(2.0)	(1.3)	(1.7)
Preferred dividends of subsidiary	0.9	0.6	0.7
Depreciation flow through and amortization	2.8	1.7	2.4
Manufacturers’ Production Deduction (Sec. 199)	(2.5)	(1.9)	(1.0)
Change in tax reserves	(1.1)	0.0	(2.3)(1)
Other - net	(0.4)	(0.8)	0.2
Effective tax rate	40.3%	40.1%	40.8%

(1)Includes (1.9)% related to the completion of the Internal Revenue Service examination in 2006.

The significant items comprising IPALCO’s net accumulated deferred tax liability recognized on the consolidated balance sheets as of December 31, 2008 and 2007, are as follows:

	2008	2007
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$517,076	$517,527
Regulatory assets recoverable through future rates	180,746	106,101
Other	12,044	7,102
Total deferred tax liabilities	709,866	630,730
Deferred tax assets:
Investment tax credit	6,302	7,297
Regulatory liabilities including ARO	197,237	184,477
Employee benefit plans	101,013	40,501
Other	15,756	7,650
Total deferred tax assets	320,308	239,925
Accumulated net deferred tax liability	389,558	390,805
Less: Current portion of deferred tax liability	(8,531)	(3,765)
Accumulated deferred income taxes - net	$398,089	$394,570

Accumulated deferred income taxes was decreased by $22.8 million on January 1, 2007 due to the implementation of FIN 48.

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

Employees’ Retirement Plan

Approximately 89% of IPL’s active employees are covered by the Employees’ Retirement Plan of Indianapolis Power & Light Company as well as the Employees’ Thrift Plan of Indianapolis Power & Light Company. The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 11% of active employees are covered by the AES Retirement Savings Plan. The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. In October 2008, the IBEW physical unit ratified a new four-year agreement with IPL. The new agreement provides for a 10.0% increase in retirement pension bands beginning December 1, 2008, which will increase our future pension expense and funding requirements. IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but will receive an annual lump sum company contribution into the Thrift Plan. This lump sum is in addition to the Company match of participant contributions up to 5% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee’s pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities. Benefit accrual was frozen for all non-union participants effective July 8, 2001. The non-union participants who had their benefit accrual frozen also were prohibited from making additional contributions to the Thrift Plan. These non-union employees became eligible to participate in the RSP.

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

Supplemental Retirement Plan

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan of Indianapolis Power & Light Company. The total number of participants in the plan as of December 31, 2008 is 30. The plan is closed to new participants.

Other Postretirement Benefits

IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 202 active employees and 179 retirees (including spouses) were receiving such benefits or entitled to future benefits as of December 31, 2008. The plan is unfunded.

The following tables present information relating to the Pension Plans which are combined and shown as pension benefits. The following tables also present information relating to other postretirement benefits:

	Pension benefits as of December 31,		Other postretirement benefits as of December 31,
	2008	2007	2008	2007
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at beginning Measurement Date (see below)	$482,253	$522,667	$10,151	$10,502
Adjustment due to adoption of SFAS 158: Service cost and interest cost during gap period	2,964	-	-	-
Service cost	5,249	5,886	1,115	1,321
Interest cost	30,292	28,608	645	580
Plan Settlements	(1,160)	-	-	-
Actuarial (gain) loss	29,094	(48,439)	1,929	(1,803)
Amendments (primarily increases in pension bands)	9,873	1,907	(162)	(185)
Benefits paid	(30,824)	(28,376)	(595)	(264)
Projected benefit obligation at ending Measurement Date	527,741	482,253	13,083	10,151
Change in plan assets:
Fair value of plan assets at beginning Measurement Date	403,619	399,678	-	-
Actual return on plan assets	(122,787)	32,317	-	-
Employer contributions	56,660	-	595	264
Plan Settlements	(1,160)	-	-	-
Benefits paid	(30,824)	(28,376)	(595)	(264)
Fair value of plan assets at ending Measurement Date	305,508	403,619	-	-
Funded status	$(222,233)	$(78,634)	$(13,083)	$(10,151)
Amounts recognized in the statement of financial position under SFAS 158:
Current liabilities	$-	$-	$(646)	$(868)
Noncurrent liabilities	(222,233)	(78,634)	(12,437)	(9,283)
Net amount recognized	$(222,233)	$(78,634)	$(13,083)	$(10,151)
Sources of change in regulatory assets(1):
Prior service cost (credit) arising during period	$9,873	$1,907	$(162)	$(185)
Net loss (gain) arising during period	185,948	(49,945)	1,929	(1,803)
Amortization of prior service (cost) credit	(2,868)	(2,747)	56	(6)
Amortization of gain (loss)	(1,912)	(5,636)	18	-
Total recognized in regulatory assets(1)	$191,041	$(56,421)	$1,841	$(1,994)
Total amounts included in accumulated other comprehensive income (loss)	NA(1)	NA(1)	NA(1)	NA(1)
Amounts included in regulatory assets and liabilities(1)
Net loss (gain)	$249,505	$65,582	$569	$(1,379)
Prior service cost (benefit)	30,772	24,007	(179)	(72)
Total amounts included in regulatory assets (liabilities)	$280,277	$89,589	$390	$(1,451)

(1)Represents amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid (accrued) benefit costs.

Effect of SFAS 158

SFAS 158 requires a portion of pension and other postretirement liabilities to be classified as current liabilities to the extent the following year’s expected benefit payments are in excess of the fair value of plan assets. As each Pension Plan has assets with fair values in excess of the following year’s expected benefit payments, no amounts have been classified as current. Therefore, the entire net amount recognized in IPALCO’s consolidated balance sheets of $222.2 million is classified as a long-term liability. As there are no plan assets related to the other postretirement plan, the short-term other postretirement liability is equal to the following year’s expected other postretirement benefit payment of $0.7 million, resulting in a long-term other postretirement liability of $12.4 million.

Information for pension plans with a benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2008	2007
	(In Thousands)
Benefit obligation	$527,741	$482,253
Plan assets	305,508	403,619
Benefit obligation in excess of plan assets	$222,233	$78,634

IPL’s total benefit obligation in excess of plan assets was $222.2 million as of December 31, 2008 ($220.8 million Defined Benefit Pension Plan and $1.4 million Supplemental Retirement Plan).

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2008	2007
	(In Thousands)
Accumulated benefit obligation	$516,307	$482,253
Plan assets	305,508	403,619
Accumulated benefit obligation in excess of plan assets	$210,799	$78,634

IPL’s total accumulated benefit obligation in excess of plan assets was $210.8 million as of December 31, 2008 ($209.4 million Defined Benefit Pension Plan and $1.4 million Supplemental Retirement Plan).

Pension Benefits and Expense

The 2008 net actuarial loss of $185.9 million is comprised of two parts: (1) $156.8 million of pension asset actuarial loss is primarily due to the lower than expected return on assets, and (2) $29.1 million of pension liability actuarial loss is primarily due to a decrease in the discount rate that is used to value pension liabilities, and a change in assumptions to include progressions upward through pension bands over the future working lifetime of participants. The unrecognized net loss of $249.5 million in the pension plans has arisen over time primarily due to the long-term declining trend in corporate bond rates, the lower than expected return on assets during the year 2008, and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of participants, since Statement of Financial Accounting Standards No. 87 “Employers’ Accounting for Pension” was adopted. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 12 years based on estimated demographic data as of December 31, 2008. The projected benefit obligation of $527.7 million, less the fair value of assets of $305.5 million results in a funded status of ($222.2) million at December 31, 2008.

Effective for fiscal years ending after December 15, 2008, Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R” requires plan assets and liabilities to be measured at their fair value as of fiscal year-end. The Pension Plans had a measurement date of November 30 for the fiscal year ended December 31, 2007. Therefore, in accordance with SFAS 158, IPL has elected to change the Pension Plans’ measurement date from November 30 to December 31, effective December 31, 2008. SFAS 158 gives employers two methods for changing their measurement dates: (1) The “remeasurement method,” which would require assets and liabilities to be remeasured at the end of the preceding fiscal year (December 31, 2007) or (2) A simplified “13-month method,” that avoids a remeasurement at the start of the transition year.

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

The following table presents the “gap period” adjustment that was booked to IPL’s January 1, 2008 beginning retained earnings. The information relates to the Pension Plans (combined):

(In Thousands)
Components of net periodic benefit cost:
Service cost	$437
Interest cost	2,527
Expected return on plan assets	(2,624)
Amortization of actuarial loss	114
Amortization of prior service cost	239
Net periodic benefit cost	$693

	Pension benefits for years ended December 31,
	2008	2007	2006
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$5,248	$5,886	$5,544
Interest cost	30,293	28,608	28,003
Plan Settlements	546	-	-
Expected return on plan assets	(31,443)	(30,811)	(27,726)
Amortization of prior service cost	2,868	2,747	2,466
Recognized actuarial loss	1,366	5,636	5,199
Total pension cost	8,878	12,066	13,486
Less: amounts capitalized	747	1,074	905
Amount charged to expense	$8,131	$10,992	$12,581

Discount rate - defined benefit pension plan and supplemental retirement plan	6.49%	5.63%	5.81%
Expected return on defined benefit pension plan assets	7.75%	8.00%	8.00%
Expected return on supplemental retirement plan assets	7.75%	8.00%	8.00%

Pension expense for the following year is determined as of December 31, 2008 based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets and a discount rate used to determine the projected benefit obligation. In establishing our expected long-term rate of return assumption, we consider historical returns, as well as, the expected future weighted-average returns for each asset class based on the target asset allocation. Our expected long-term rate of return on pension plan assets is based on our targeted asset allocation assumption of approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and alternative investment securities (hedge funds), respectively. For 2008, pension expense was determined using a discount rate of 6.49% and an assumed long-term rate of return on plan assets of 7.75%. As of the December 31, 2008 measurement date, IPL decreased the discount rate from 6.49% to 6.26% for the qualified plan and 6.31% for the supplemental plan and increased the assumed long-term rate of return on plan assets from 7.75% to 8.0%. The effect on 2009 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($1.0 million) and $1.0 million, respectively. The effect on 2009 total pension expense of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is ($3.0 million) and $3.0 million, respectively.

Expected amortization

The estimated net loss and prior service cost for the Pension Plans that will be amortized from the regulatory asset into net periodic benefit cost over the 2009 plan year are $16.3 million and $3.5 million, respectively (Defined Benefit Pension Plan of $16.1 million and $3.5 million, respectively; and the Supplemental Retirement Plan of $0.2 million and $0 million, respectively).

Other Postretirement Benefits and Expense

	Other postretirement benefits for years ended December 31,
	2008	2007	2006
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,115	$1,321	$1,447
Interest cost	645	580	635
Amortization of prior service cost	(55)	6	685
Amortization of net gain (loss)	(18)	-	-
Total pension cost	1,687	1,907	2,767
Less: amounts capitalized	142	170	186
Amount charged to expense	$1,545	$1,737	$2,581

Discount rate - Other postretirement benefit plan	6.64%	5.81%	5.91%
Expected return on Other postretirement benefit plan assets	NA	NA	NA

As of the December 31, 2008 measurement date, IPL decreased the discount rate from 6.64% to 5.79%. The discount rate assumption affects the other postretirement expense determined for 2009. The effect on 2009 total other postretirement expense of a 25 basis point increase and decrease in the assumed discount rate is ($0.1 million) and $0.1 million, respectively.

Health Care Cost Trend Rates

For measurement purposes, we assumed an annual rate of increase in the per capita cost of covered medical care benefits of 7.5% for 2008, gradually declining to 4.5% in 2029 and remaining level thereafter. In addition, we assumed an annual rate of increase in the per capita cost of covered prescription drugs of 7.5% for 2008, gradually declining to 4.5% in 2029 and then remaining level.

Effect of Change in Health Care Cost Trend Rates

	2008	2007
	(In Thousands)
Effect on total service cost and interest cost components:
One-percentage point increase	$465	$544
One-percentage point decrease	$(346)	$(399)
Effect on year-end benefit obligation:
One-percentage point increase	$3,084	$1,886
One-percentage point decrease	$(2,320)	$(1,432)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug Act includes Medicare drug coverage that became effective on January 1, 2006. Current covered retirees are only eligible for coverage until age 55 (First Voluntary Early Retirement Program) or age 62 (Second and Third Voluntary Early Retirement Program). No current active participant will reach age 65 until 2010 and only 11 active participants will reach age 65 (and potentially qualify for a Medicate Part D subsidy) within the next 10 years. IPL does not expect to qualify for significant subsidy under the Medicare Prescription Drug Act and, as a result, no projected subsidy was included in the actuarial valuation of the benefit obligation.

Expected amortization

The estimated net gain and prior service credit for the other postretirement plan that will be amortized from the regulatory liability into net periodic benefit cost over the 2009 plan year are $0 and $100,253, respectively.

Pension Funding

We contributed $56.7 million to the Pension Plans in 2008. There were no contributions to the Pension Plans in 2007, but there were contributions of $37.2 million in 2006. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to revert back to IPL during 2009.

From a funding perspective, IPL’s funding target liability shortfall is estimated to be approximately $180 million to $190 million as of January 1, 2009. The shortfall must be funded over seven years. In addition, IPL must also contribute the normal (service) cost earned by active participants during the plan year. The service cost is expected to be about $6 million in 2009. Then, each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. IPL is required to fund approximately $20 million during 2009. However, IPL may decide to contribute more than $20 million to meet certain funding thresholds, for example, funding to avoid the “at risk” or “plan freeze” status. IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes. The targeted investment allocations of the Pension Plans as of December 31, 2008 were approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and alternative investment securities (hedge funds), respectively. The targeted investment allocations of the Pension Plans as of December 31, 2007 were approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and alternative investments (hedge funds), respectively. The actual assets as of December 31, 2008 and 2007 were as follows (in thousands):

	2008	%	2007	%

Equity securities	$150,521	49%	$258,504	64%
Fixed income securities	97,391	32%	98,591	25%
Hedge Funds	22,093	7%	29,624	7%
Cash	35,503	12%	16,900	4%
Total assets	$305,508	100%	$403,619	100%

Benefit payments made from the Pension Plans for the years ended December 31, 2008 and 2007 were $30.8 million and $28.4 million respectively. Benefit payments made by IPL for other postretirement obligations were $0.6 million and $0.3 million respectively. Projected benefit payments are expected to be paid out of the respective plans as follows:

Year	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
2009	$30,957	$646
2010	31,013	580
2011	31,729	493
2012	32,994	424
2013	34,372	406
2014 through 2018 (in total)	192,484	1,762

Voluntary Early Retirement Programs

In conjunction with the AES acquisition, IPL implemented three VERPs which offered eligible employees enhanced retirement benefits upon early retirement. Participation in the VERPs was accepted by 551 qualified employees, who elected actual retirement dates between March 1, 2001, and August 1, 2004. Additionally, we currently intend to provide postretirement medical and life insurance benefits to the retirees in the first VERP until age 55; at which time they will be eligible to receive similar benefits from the independent VEBA Trust. IPL reserves the right to modify or terminate any of the postretirement health care and life insurance benefits provided by IPL. IPL also provides postretirement medical and life insurance benefits to the retirees in the second and third VERPs from their retirement until age 62. The additional cost was initially estimated to be $7.5 million to be amortized over 8 years.

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

Due to the plan changes effective January 1, 2009, an additional $0.2 million negative prior service cost base was created as of December 31, 2008. This prior service cost base eliminated the unrecognized prior service cost for VERP II & III ($0.1 million as of December 31, 2008). The remaining $0.1 million is amortized over fourteen years.

Defined Contribution Plans

All of IPL’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 89% of IPL’s active employees are covered by the Thrift Plan. The Thrift Plan is a qualified defined contribution plan. All union new hires are covered under the Thrift Plan.

Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 4% of the participant’s base compensation, except for employees hired after October 20, 2000 who are members of the clerical-technical unit; and employees hired on or after December 19, 2005 who are members of the physical bargaining unit of the IBEW union, who are not eligible for postretirement health care benefits; whose contributions are matched up to 5% of their base compensation. In October 2008, the IBEW physical unit ratified a new four-year agreement with IPL. The new agreement provides for a 10.0% increase in retirement pension bands beginning December 1, 2008, which will increase our future pension expense and funding requirements. The IBEW clerical-technical union new hires, in addition to the company match, will receive an annual lump sum Company contribution into the Thrift Plan. Employer contributions to the Thrift Plan were $2.8 million, $2.6 million and $2.5 million for 2008, 2007 and 2006, respectively.

The AES Retirement Savings Plan

Approximately 11% of IPL’s active employees are covered by the RSP. The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while union new hires are covered under the Thrift Plan. Participants elect to make contributions to the RSP based on a percentage of their taxable compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s taxable compensation. In addition, the RSP has a profit sharing component whereby IPL contributes a percentage of each employee’s annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board of Directors on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the RSP were $2.0 million, $1.9 million and $1.8 million for 2008, 2007 and 2006, respectively.

13. COMMITMENTS AND CONTINGENCIES

Commitments

We have entered into various long-term contracts, the most significant of which are for the purchase of fuel and related transportation and meter reading services. Purchases related to these obligations, which have remaining terms in excess of one year, for the years ended December 31, 2008, 2007 and 2006 were $239.9 million, $188.1 million and $142.9 million, respectively. The table below sets forth the future purchase commitments related to these contracts as of December 31, 2008 for 2009 through 2013 and thereafter.

Year	Long-term Commitments
(In Thousands)
2009	$187,528
2010	130,154
2011	108,757
2012	64,592
2013	58,476
Thereafter	882
Total	$550,389

Legal

IPALCO and certain former officers and directors of IPALCO were defendants in a class action lawsuit under the Employee Retirement Income Security Act of 1974, as amended, filed in the U.S. District Court for the Southern District of Indiana, regarding matters arising from the acquisition of IPALCO by AES. The lawsuit was filed in 2002 and alleged breach of fiduciary duties with respect to shares held in IPL’s 401(k) thrift plan. A bench trial was held in February 2006 to determine whether there were any breaches of fiduciary duties. In March 2007 the court issued its judgment, finding for the defendants. In June 2007, the plaintiffs filed an appeal and in January 2008, the U.S. Court of Appeals for the Seventh Circuit affirmed the District Court’s findings. The plaintiffs’ right to further appeal has expired.

As of December 31, 2008 and 2007, IPL was a defendant in approximately 114 pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant” in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

It is possible that material additional loss with regard to the asbestos lawsuits could be incurred. At this time, an estimate of additional loss cannot be made. IPL has settled a number of asbestos related lawsuits for amounts which, individually and in the aggregate, were not material to IPL or IPALCO’s results of operations, financial condition, or cash flows. Historically, settlements paid on IPL’s behalf have been comprised of proceeds from one or more insurers along with comparatively smaller contributions by IPL. We are unable to estimate the number of, the effect of, or losses or range of loss which are reasonably possible from the pending lawsuits or any additional asbestos suits. Furthermore, we are unable to estimate the portion of a settlement amount, if any, that may be paid from any insurance coverage for any known or unknown claims. Accordingly, there is no assurance that the pending or any additional suits will not have a material adverse effect on IPALCO’s audited Consolidated Financial Statements.

Please see Note 2, “Regulatory Matters - Voluntary Employee Beneficiary Association Trust Complaint” for a discussion of VEBA Trust related legal proceedings

In addition, IPALCO and IPL are involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome will not have a material adverse effect on IPALCO’s audited Consolidated Financial Statements.

Environmental

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits, however, we do not believe any currently open investigations will result in fines material to our results of operations, financial condition, or cash flows.

Clean Air Interstate Rule

In March 2005 the EPA signed the federal CAIR, which imposes restrictions against polluting the air of downwind states. The federal CAIR established a two-phase regional “cap and trade” program for SO2 and NOx emissions that requires the largest reduction in air pollution in more than a decade. Federal CAIR covers 28 eastern states, including Indiana, and the District of Columbia.

In July 2008, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded the federal CAIR to the EPA. However, in September 2008, the EPA moved for rehearing to the full bench (en banc) of the U.S. Court of Appeals for the D.C. Circuit. In December 2008, the U.S. Court of Appeals for the D.C. Circuit issued an order requiring the EPA to revise the federal CAIR and reinstating the effectiveness of the existing rule until the EPA revises the federal CAIR. Since the federal CAIR is now effective, in December 2008, the Indiana Department of Environmental Management formally announced that it will withdraw the Indiana CAIR rulemaking process that it initiated in the event that the federal CAIR was no longer valid.

Phase I of federal CAIR the program for NOx emissions became effective on January 1, 2009 and requires reductions of NOx emissions by 1.7 million tons or 53% from 2003 levels, and requires year-round compliance with the NOx emissions reduction requirements. Phase I of the program for SO2 emissions will become effective on January 1, 2010, and will require reductions in SO2 emissions by 4.3 million tons, or 45% lower than 2003 levels. Phase II of federal CAIR is set to become effective for both NOx and SO2 on January 1, 2015. It is anticipated that Phase II of federal CAIR will require reduction of SO2 emissions by 5.4 million tons or 57% from 2003 levels, and NOx emissions by 2 million tons, requiring a regional emissions level of 1.3 million tons or a 61% reduction from 2003 levels.

IPL believes that it will be able to comply with federal CAIR Phase I for NOx without any material additional capital expenditures. Recent installation of CCT at its Petersburg Unit 3 and Harding Street Unit 7 generating stations, along with our plan to upgrade existing CCT at its Petersburg generating station on Unit 4, will help it to meet the requirements of federal CAIR Phase I for SO2. It is unclear at this time what actions may be required to achieve compliance with federal CAIR Phase II reductions, if Phase II becomes effective. It is also unclear at this time what actions may be required to achieve compliance after EPA revises federal CAIR rules pursuant to the D.C. Circuit Court’s order.

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

In February 2008, the U.S. Court of Appeals for the D.C. Circuit vacated the federal CAMR, requiring the EPA to reconsider the new mercury emissions rule and presumably adopt a new rule which presumably will not include a “cap-and trade” program. Subsequently, in July 2008, the Indiana Office of the Attorney General issued an Advisory Letter No. 08-17 regarding implementation and enforcement of the Indiana CAMR, which resulted in the IDEM providing a formal opinion that the Indiana CAMR should not be enforced. As a result, IPL will not be required to meet either the mercury emission reduction requirements or install mercury monitors until such time as there is either judicial or regulatory finality. In October 2008, the EPA filed a petition with the U.S. Supreme Court requesting that it review the February 2008 decision.

If the current Indiana CAMR becomes effective, IPL does not believe, based on currently known information, it will be required to install mercury specific emissions controls during Phase I. Instead IPL believes, based on currently known information, IPL will meet the Phase I mercury emissions reduction requirements with existing pollution control equipment such as flue gas desulfurization systems, selective catalytic reduction, and precipitators. It is possible IPL will be required to install mercury specific emissions controls once the new, likely more stringent federal rule is promulgated.

Clean Coal Technology Filings

In April 2008, in response to a petition IPL filed, the IURC issued an order approving recovery of capital expenditures of approximately $92.7 million over three years through its ECCRA filings. The $92.7 million approved by the IURC includes $90.0 million to install and/or upgrade CCT to further reduce SO2 and mercury emissions at our Petersburg generating station and $2.7 million for mercury emissions monitoring equipment at its coal-fired power plants. IPL currently estimate the installation and/or upgrade of CCT to further reduce SO2 and mercury emissions at its Petersburg generating station will cost approximately $98.5 million. IPL intends to seek recovery of any costs incurred on this project above the currently authorized $90.0 million; however, there can be no assurance that such recovery will be granted.

The targeted in service date of CCT to further reduce SO2 and mercury emissions at its Petersburg generating station is 2011, with the majority of the construction expenditures occurring in 2010 and 2011. Given that the mercury monitoring requirements under the Indiana CAMR are uncertain as a result of the federal CAMR being vacated and the opinion letter from the Indiana Office of Attorney General, as discussed in “Environmental Matters - Clean Air Mercury Rule,” IPL has suspended our plan to install mercury monitors until there is greater regulatory clarity around its obligations.

14. RELATED PARTY TRANSACTIONS

IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. IPL is not self-insured on property insurance with the exception of a $1 million self-insured retention per occurrence. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third party insurance company. The premiums paid to this third party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by the third party administrator. This trust fund pays aggregate claims up to $25 million. Claims above the $25 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies provide coverage of $600 million per occurrence. The cost to IPL of coverage under this program was approximately $3.6 million, $3.3 million, and $3.1 million in 2008, 2007, and 2006, respectively, and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2008 and 2007, we had prepaid approximately $1.7 million and $1.6 million, respectively, which are recorded in Prepayments and other current assets on the accompanying consolidated balance sheets.

IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. Health insurance costs have risen significantly during the last few years. The cost of coverage under this program was approximately $21.0 million, $20.5 million and $19.4 million in 2008, 2007 and 2006, respectively and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2008 and 2007 we had prepaid approximately $2.9 million and $1.9 million for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying consolidated balance sheets.

In the first quarter of 2008, IPL exchanged 20,661 SO2 environmental air emissions allowances for 20,718 SO2 environmental air emissions allowances with wholly-owned subsidiaries of AES. Because the transactions lacked commercial substance and were between entities under common control, the exchanges have been accounted for by IPL at their historical cost. This transaction did not have a material impact on our results of operations, financial condition, or cash flows. In the third quarter of 2006, IPL purchased, from a wholly-owned subsidiary of AES, 3,200 SO2 vintage 2006 air emissions allowances at current market prices, totaling $2.0 million.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable/(payable) balance under this agreement of $(1.1) million and $7.0 million as of December 31, 2008, and 2007, respectively.

Long-term Compensation Plan

During 2008 and 2007, most of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. Benefits under this plan are granted in the form of performance units payable in cash, AES restricted stock units and options to purchase shares of AES common stock. All three of such components granted to non-union employees of IPL vest in thirds over a three year period and the terms of the AES restricted stock units also include a five year minimum holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during both 2008 and 2007 was $3.0 million, and was included in Other Operating Expenses on IPALCO’s consolidated statements of income. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPALCO’s consolidated balance sheets in accordance with Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”.

See also “The AES Retirement Savings Plan” included in Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO for a description of benefits awarded to IPL employees by AES under the RSP.

15. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. Utility net income for the years ended December 31, 2008, 2007 and 2006 was $123.1 million, $164.3 and $134.3 million, respectively. The nonutility category primarily includes the 2008 IPALCO Notes, 2011 IPALCO Notes and 2016 IPALCO Notes; approximately $5.2 million and $1.7 million of nonutility cash and cash equivalents, as of December 31, 2008 and 2007 respectively; short-term and long-term nonutility investments (including a 4.4% ownership interest in EnerTech Capital Partners II L.P.) of $9.0 million and $11.5 million at December 31, 2008 and 2007, respectively; and income taxes and interest related to those items. There was no nonutility operating income during the periods covered by this report. However, the nonutility operating segment had net losses of $48.4 million, $38.9 million and $38.7 million for the years ended December 31, 2008, 2007 and 2006, respectively. Nonutility assets represented less than 1% of IPALCO’s total assets as of December 31, 2008 and 2007. There were no nonutility capital expenditures during the years ended December 31, 2008, 2007 and 2006. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

16. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2008 and 2007, by quarter, are as follows:

	2008
	March 31	June 30	September 30	December 31
	(In Thousands)
Utility operating revenue	$249,033	$267,328	$287,973	$274,779
Utility operating income	36,491	42,926	54,620	47,856
Net income	11,634	9,360	30,293	20,165

	2007
	March 31	June 30	September 30	December 31
	(In Thousands)
Utility operating revenue	$262,637	$258,430	$274,327	$257,233
Utility operating income	53,144	51,358	56,937	48,979
Net income	30,915	30,044	34,658	26,499

The quarterly figures reflect seasonal and weather-related fluctuations that are normal to IPL’s operations.

**********

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of
Indianapolis Power & Light Company

We have audited the accompanying consolidated balance sheet of Indianapolis Power & Light Company and subsidiary (the Company) as of December 31, 2008, and the related consolidated statements of income, common shareholder’s equity, and cash flows for the year ended December 31, 2008. Our audit also included the financial statement schedules listed in the Index at Item 15 as of and for the year ended December 31, 2008. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indianapolis Power & Light Company and subsidiary at December 31, 2008, and the consolidated results of their operations and their cash flows for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules as of and for the year ended December 31, 2008, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of
Indianapolis Power & Light Company
Indianapolis, Indiana

We have audited the accompanying consolidated balance sheet of Indianapolis Power & Light Company (the “Company”) as of December 31, 2007, and the related consolidated statements of income, common shareholder’s equity, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedules for 2007 and 2006 listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Indianapolis Power & Light Company as of December 31, 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules for 2007 and 2006, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. In addition, the Company adopted, effective December 31, 2006 the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R, which changed the method of accounting for and the disclosures regarding pension and postretirement benefits.

/s/ DELOITTE & TOUCHE LLP

Indianapolis, Indiana
March 24, 2008

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in the Financial Statements and Supplementary Data:

1995B Bonds	IPL’s $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project
2008 IPALCO Notes	$375 million of 8.375% (original coupon 7.375%) Senior Secured Notes due November 14, 2008
2011 IPALCO Notes	$375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011
2016 IPALCO Notes	$400 million of 7.25% Senior Secured Notes due April 1, 2016
AES	The AES Corporation
ARO	Asset Retirement Obligations
ASM	Ancillary Services Market
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCT	Clean Coal Technology
CO2	Carbon Dioxide
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand-Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Charges
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTR	Financial Transmission Right
GAAP	Generally accepted accounting principles in the United States
IBEW	International Brotherhood of Electrical Workers
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IPL Funding	IPL Funding Corporation
IURC	Indiana Utility Regulatory Commission
MW	Megawatt
MWh	Megawatt hour
Medicare Prescription Drug Act	Medicare Prescription Drug, Improvement and Modernization Act of 2003
Midwest ISO	Midwest Independent Transmission System Operator, Inc.
NOx	Nitrogen Oxides
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
QPAI	Qualifying Production Activity Income
RSG	Revenue Sufficiency Guarantee
RSP	The AES Retirement Savings Plan
SFAS	Statement of Financial Accounting Standards
SFAS 71	Statement of Financial Accounting Standards No. 71, “Accounting for the Effect of Certain Types of Regulation”
SFAS 133	Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives”
SFAS 157	Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”
SFAS 158	Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R”
SO2	Sulfur Dioxide
Supplemental Retirement Plan	Supplemental Retirement Plan of Indianapolis Power & Light Company
S&P	Standard & Poors
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company
VEBA Trust	Voluntary Employee Beneficiary Association Trust
VERP	Voluntary Early Retirement Program
VERP II & III	Second and Third Voluntary Early Retirement Program

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	2008	2007	2006

UTILITY OPERATING REVENUES	$1,079,113	$1,052,627	$1,032,051

UTILITY OPERATING EXPENSES:
Operation:
Fuel	268,997	237,154	269,692
Other operating expenses	190,871	172,571	181,455
Power purchased	57,220	57,565	39,788
Maintenance	97,056	84,859	92,325
Depreciation and amortization	161,022	140,944	136,504
Taxes other than income taxes	40,934	41,361	37,532
Income taxes - net	81,120	107,755	95,252
Total utility operating expenses	897,220	842,209	852,548
UTILITY OPERATING INCOME	181,893	210,418	179,503

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	1,104	3,747	2,733
Miscellaneous deductions - net	(1,810)	(437)	(1,149)
Income tax benefit - net	1,072	809	5,040
Total other income and (deductions) - net	366	4,119	6,624

INTEREST AND OTHER CHARGES:
Interest on long-term debt	57,223	50,396	48,427
Other interest	1,579	1,837	4,048
Allowance for borrowed funds used during construction	(1,188)	(3,698)	(2,617)
Amortization of redemption premiums and expense on debt	1,564	1,736	1,924
Total interest and other charges-net	59,178	50,271	51,782

NET INCOME	123,081	164,266	134,345

PREFERRED DIVIDEND REQUIREMENTS	3,213	3,213	3,213

INCOME APPLICABLE TO COMMON STOCK	$119,868	$161,053	$131,132

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2008 and 2007
(In Thousands)

	2008	2007
ASSETS
UTILITY PLANT:
Utility plant in service	$3,919,710	$3,849,648
Less accumulated depreciation	1,677,496	1,572,684
Utility plant in service - net	2,242,214	2,276,964
Construction work in progress	86,858	68,678
Spare parts inventory	1,389	1,173
Property held for future use	947	591
Utility plant - net	2,331,408	2,347,406

OTHER ASSETS:
At cost, less accumulated depreciation	1,547	1,727

CURRENT ASSETS:
Cash and cash equivalents	11,266	6,032
Short-term investments	41,550	-
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $1,801 and $1,882, respectively)	86,767	70,314
Fuel - at average cost	31,119	22,326
Materials and supplies - at average cost	57,581	53,387
Financial transmission rights (Note 6)	5,298	1,553
Net income tax refunds receivable	-	7,217
Deferred tax asset - current	9,220	4,461
Regulatory assets	17,345	20,571
Prepayments and other current assets	9,332	8,525
Total current assets	269,478	194,386

DEFERRED DEBITS:
Regulatory assets	461,729	265,394
Miscellaneous	16,227	17,644
Total deferred debits	477,956	283,038
TOTAL	$3,080,389	$2,826,557

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s equity:
Common Stock	$324,537	$324,537
Paid in capital	10,439	8,636
Retained earnings	415,057	400,147
Total common shareholder’s equity	750,033	733,320
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	896,579	896,558
Total capitalization	1,706,396	1,689,662

CURRENT LIABILITIES:
Short-term and current portion of long-term debt	52,691	1,000
Accounts payable	69,598	58,187
Accrued expenses	22,338	23,984
Accrued real estate and personal property taxes	26,812	20,278
Regulatory Liabilities	5,735	2,774
Accrued interest	16,751	15,710
Customer deposits	16,928	16,042
Other current liabilities	11,243	7,257
Total current liabilities	222,096	145,232

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Accumulated deferred income taxes - net	397,192	393,419
Non-current income tax liability	8,351	23,759
Regulatory liabilities	471,002	445,072
Unamortized investment tax credit	15,212	17,652
Accrued pension and other postretirement benefits	234,670	89,368
Miscellaneous	25,470	22,393
Total deferred credits and other long-term liabilities	1,151,897	991,663

COMMITMENTS AND CONTINGENCIES (Note 13)
TOTAL	$3,080,389	$2,826,557

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	2008	2007	2006

CASH FLOWS FROM OPERATIONS:
Net income	$123,081	$164,266	$134,345
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,251	142,176	133,970
Amortization of regulatory assets	11,598	1,810	4,488
Deferred income taxes and investment tax credit adjustments - net	(11,873)	(6,201)	39,827
Emissions allowance expense	-	2,227	15,536
Gains on sales and exchange of environmental emissions allowances	(549)	(655)	(4,690)
Allowance for equity funds used during construction	(954)	(3,656)	(2,733)
Change in certain assets and liabilities:
Accounts receivable	(16,303)	(2,733)	(3,792)
Fuel, materials and supplies	(12,854)	7,921	(8,923)
Income taxes receivable or payable	8,583	(7,226)	10,048
Accounts payable and accrued expenses	12,939	5,236	4,189
Accrued real estate and personal property taxes	6,534	4,369	68
Accrued interest	1,041	(2,206)	(435)
Pension and other postretirement benefit expenses	144,890	(43,085)	(22,005)
Short-term and long-term regulatory assets and liabilities	(209,737)	27,004	19,884
Other - net	5,010	2,696	1,053
Net cash provided by operating activities	213,657	291,943	320,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(106,906)	(201,060)	(195,009)
Decrease (Increase) in restricted cash	6	32,700	(30,744)
Purchase of environmental emissions allowances	(200)	(2,743)	(16,649)
Purchase of short-term investments	(115,072)	(518,720)	(4,600)
Proceeds from sales and maturities of short-term investments	74,555	519,389	4,600
Proceeds from sales of assets	541	672	1,190
Other	(4,350)	(11,187)	(6,976)
Net cash used in investing activities	(151,426)	(180,949)	(248,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term borrowings (repayments) - net	51,691	(74,000)	22,700
Long-term borrowings	-	164,985	257,781
Retirement of long-term debt	-	(80,000)	(201,450)
Dividends on common stock	(104,547)	(117,637)	(140,292)
Dividends on preferred stock	(3,213)	(3,213)	(4,017)
Other	(928)	(2,827)	(5,077)
Net cash used in financing activities	(56,997)	(112,692)	(70,355)
Net change in cash and cash equivalents	5,234	(1,698)	2,287
Cash and cash equivalents at beginning of period	6,032	7,730	5,443
Cash and cash equivalents at end of period	$11,266	$6,032	$7,730

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$57,184	$53,834	$50,293
Income taxes	$82,583	$117,933	$40,508

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARIES
Consolidated Statements of Common Shareholder’s Equity
For the Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	Common Stock	Premium and Net Gain on Preferred Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
2006
Beginning Balance	$324,537	$2,642	$2,019	$365,453	$(74,359)	$620,292
Comprehensive Income (Loss):
Net income				134,345		134,345
Other comprehensive income (loss):
Interest rate swap adjustment, net of income taxes of $(2,737)					4,017	4,017
Minimum pension liability adjustment, net of income taxes of $1,171					(1,719)	(1,719)
Total Comprehensive Income						136,643

Adoption of SFAS 158, net of income taxes of $(49,101)					72,061	72,061
Cash dividends declared
Common stock				(140,292)		(140,292)
Cumulative preferred stock				(3,213)		(3,213)
Contributions from IPALCO			1,377			1,377
Balance at December 31, 2006	$324,537	$2,642	$3,396	$356,293	$-	$686,868
2007
Comprehensive Income:
Net income				164,266		164,266
Total Comprehensive Income						164,266

Reclassified to Paid in Capital		(1,993)	1,993			-
Reclassified to Cumulative Preferred Stock		(649)				(649)
Adjustment for the adoption of FIN 48				438		438
Cash dividends declared
Common stock				(117,637)		(117,637)
Cumulative preferred stock				(3,213)		(3,213)
Contributions from IPALCO			3,247			3,247
Balance at December 31, 2007	$324,537	$-	$8,636	$400,147	$-	$733,320
2007
Comprehensive Income:
Net income				123,081		123,081
Total Comprehensive Income						123,081

Adjustment for the adoption of SFAS 158, net of income taxes of $281				(411)		(411)
Cash dividends declared
Common Stock				(104,547)		(104,547)
Cumulative preferred stock				(3,213)		(3,213)
Contributions from IPALCO			1,803			1,803
Balance at December 31, 2008	$324,537	$-	$10,439	$415,057	$-	$750,033

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2008, 2007 and 2006

1. ORGANIZATION

Indianapolis Power & Light Company was incorporated under the laws of the state of Indiana in 1926. All of the outstanding common stock of IPL is owned by IPALCO Enterprises, Inc. IPALCO is a wholly-owned subsidiary of AES. IPALCO was acquired by AES in March 2001.  IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited combustion turbine that are all used for generating electricity. IPL’s net electric generation capability for winter is 3,492 MW and net summer capability is 3,353 MW.

IPL Funding is a special-purpose entity and a wholly owned subsidiary of IPL and is included in the audited Consolidated Financial Statements of IPL. IPL formed IPL Funding in 1996 to sell, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL to the Purchasers in exchange for cash (see Sales of Accounts Receivable in Note 3, “Summary of Significant Accounting Policies”)

2. Regulatory Matters

General

IPL is subject to regulation by the Indiana Utility Regulatory Commission as to its services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, retail rates and charges, the issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of some public utility properties or securities and certain other matters.

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

Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income

IPL may apply to the IURC for a change in IPL’s fuel charge every three months to recover IPL’s estimated fuel costs, including the energy portion of purchased power costs, which may be above or below the levels included in IPL’s basic rates and charges. IPL must present evidence in each FAC proceeding that it has made every reasonable effort to acquire fuel and generate or purchase power, or both, so as to provide electricity to its retail customers at the lowest fuel cost reasonably possible.

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

IPL’s authorized annual jurisdictional net operating income, for purposes of the quarterly operating income tests, attendant on its FAC proceedings, is $163.0 million, as established in its last basic rate case, plus additional returns authorized in the Environmental Compliance Cost Recovery Adjustment filings of $30.8 million for the most recently approved FAC filing for the period ending October 31, 2008 (FAC 82). In IPL’s two most recently approved FAC filings (FAC 81 and 82), the IURC found that its rolling annual jurisdictional retail electric net operating income was lower than the authorized annual jurisdictional net operating income. However, in IPL’s FAC 76 through 80 filings, the IURC found that its rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. Because IPL has a cumulative net operating income deficiency, it has not been required to make customer refunds in its FAC proceedings. However, in an effort to allay concerns raised by the IURC regarding IPL’s level of earnings, in IPL’s IURC approved FAC 79 and 80 IPL provided voluntary credits to its retail customers totaling $30 million and $2 million, respectively. IPL recorded a $30 million deferred fuel regulatory liability in March 2008 and a $2 million deferred fuel regulatory liability in June 2008, with corresponding and respective reductions against revenues for these voluntary credits. Approximately $30.3 million have been applied in the form of offsets against fuel charges that customers would have otherwise been billed during June 1, 2008 through December 31, 2008 and approximately $1.7 million remains to be applied as of December 31, 2008.

In IPL’s FAC 71, a consumer advocacy group representing some of IPL’s industrial customers requested that a sub-docket be established. Through the sub-docket, the industrial group was seeking a review of various FAC components including a review of IPL’s treatment of transmission losses through Midwest Independent Transmission System Operator, Inc. and an IURC order requiring IPL to provide customer refunds for past charges and changes to future ratemaking. Because of the uncertain outcome of the FAC 71 sub-docket, the IURC orders in IPL’s FAC 71 through 81 proceedings had approved IPL’s FAC factors on an interim basis, subject to refund. In December 2008, the IURC issued an order in which it determined that IPL should continue its current treatment of transmission losses and therefore removed the “subject to refund” provisions in its FAC 71 through 81 orders, as it pertains to the FAC 71 sub-docket.

The IURC’s orders in IPL’s FAC 77 through 79 proceedings also set its FAC factor on an interim basis, subject to refund, pending the outcome of the FERC proceeding regarding Revenue Sufficiency Guarantee Second Pass charges from Midwest ISO settlements. In November 2008, the FERC issued several orders related to the Midwest ISO’s calculations of RSG charges. In December 2008, the Midwest ISO filed with the FERC its proposed revisions and clarifications regarding the calculation of the RSG charges. The Midwest ISO intends to provide resettlements related to RSG charges that are consistent with the methodology that IPL anticipated in its FAC 77 through 79 proceedings. The FERC is reviewing Midwest ISO’s filing to request a revision of its tariff regarding the calculation of RSG charges. Therefore, IPL cannot predict the outcome of the proceedings at this time.

Purchased power costs below an established benchmark are presumed to be recoverable fuel costs. In April 2008, the IURC issued a final order, which approved IPL’s joint petition filed along with another Indiana utility and the Indiana Office of Utility Consumer Counselor. This petition requested a new settlement mechanism for the recovery of fuel costs in the cost of purchased electricity. Under the former agreement, hourly purchased power costs were compared to a monthly standard. Under the new settlement agreement, hourly purchased power costs are compared to a daily benchmark to better reflect changes in natural gas prices that occur throughout the month. IPL believes that changes in natural gas prices typically influence the price at which it can purchase power. Therefore, IPL believes that the new benchmark more closely tracks fluctuations in purchased power prices. The new benchmark expires in April 2010. Purchased power costs over the benchmark not recovered from IPL’s customers have not had a material impact on IPL’s results of operations, financial condition, or cash flows to date.

Environmental Compliance Cost Recovery Adjustment

The IURC has approved the ratemaking treatment for expenditures applicable to qualified pollution control property to be recovered through an ECCRA when incurred to comply with environmental regulations. Clean Coal Technology constitutes qualified pollution control property, as defined in Indiana Code section 8-1-2-6.6, which allows IPL to reduce SO2, NOx, and mercury emissions and to reduce fine particulate pollution in the atmosphere. The approved ratemaking treatment includes a return on the expenditures and recovery of depreciation and operation and maintenance expenses associated with these projects and grants IPL the authority to add the approved return on IPL’s environmental projects to its authorized annual jurisdictional net operating income in subsequent FAC proceedings. The approved ratemaking treatment also provides for the periodic review of IPL’s capital expenditures on these projects. IPL’s ECCRA also allows it to recover the cost of NOx emissions allowances, when purchased to comply with environmental regulations that restrict the amount of NOx it may emit from its generating units used to serve its retail customers. Such ECCRA filings are made on a semi-annual basis.

Please see Note 13, “Commitments and Contingencies - Environmental” for IPL’s current CCT filings and a discussion of current status of federal Clean Air Interstate Rule and Indiana Clean Air Mercury Rule.

Midwest ISO

General

IPL is a member of the Midwest ISO. Midwest ISO serves as the third-party operator of IPL’s transmission system and runs the day-ahead and real-time Energy Market and, beginning in January 2009, the Ancillary Services Market for its members. Midwest ISO policies are developed through a stakeholder process in which IPL is an active participant. IPL focuses its participation in this process primarily on items that could impact its customers, results of operations, financial condition, and cash flows. Additionally, IPL attempts to influence Midwest ISO policy by filing comments with FERC.

Midwest ISO’s Energy and Ancillary Services Markets Tariff

As a member of the Midwest ISO, IPL must comply with the Midwest ISO Tariff. The tariff has been amended from time to time to cover expansions of Midwest ISO’s operations. The tariff originally covered only transmission, but was amended to include terms and conditions of the Energy Market that was launched in April 2005 and the ASM launched in January 2009. Ancillary services are services required to reliably deliver electric power, and include such things as reactive power, operating reserves, and frequency control. Traditionally, each utility was required to provide these services themselves or purchase them from a third party. With the launch of the ASM, the buying and selling of ancillary services are integrated with the existing Energy Market, thus providing greater efficiency in the delivery of these services and lower costs.

In January 2008, IPL and other Indiana utilities operating in the Midwest ISO filed a joint petition requesting the IURC to approve operational changes necessary for joint petitioners to accommodate the ASM, and to determine the precise manner and timing of recovery or crediting of jurisdictional charges and revenues associated with the Midwest ISO ASM. This proceeding was split into a multi-phase proceeding. In August 2008, the IURC issued an order for the Phase I of the proceeding approving the operational changes necessary for joint petitioners to accommodate the ASM. Additionally, a sub-docket was established to consider whether, and to what extent if any, a cost-benefit analysis of the joint petitioners’ participation in the Midwest ISO or the Midwest ISO ASM should be performed. Phase II of the IURC proceeding will determine the precise manner and timing of recovery or crediting of jurisdictional charges and revenues associated with the Midwest ISO ASM. IPL cannot predict the outcome of the sub-docket or the Phase II proceedings at this time.

Midwest ISO Real Time Revenue Sufficiency Guarantee

In April 2007, the Midwest ISO proposed a change that has been implemented to the calculation of the RSG First Pass charge. The Midwest ISO collects RSG First Pass charges from market participants that cause additional generation to be dispatched that do not recover their production costs from the energy market. This calculation methodology under collects the necessary RSG First Pass charge and requires companies like IPL to be charged a RSG Second Pass distribution socialized cost to compensate for the under collection. This methodology impacts IPL and other Midwest ISO companies on retroactive and prospective bases. IPL and other Midwest ISO companies had intervened at the FERC to seek relief from such charges. Stakeholders also appealed to the U.S. Court of Appeals for the District of Columbia to attempt to address the issue in parallel. In November 2008, the FERC issued orders which provided the relief requiring a correction to the methodology and resettlement since the Midwest ISO market start. The FERC’s order necessitates Tariff and Midwest ISO settlement system changes prior to resettlement. To date RSG First Pass charges and a portion of RSG Second Pass charges have been treated as recoverable fuel costs in IPL’s FAC proceedings. The remaining RSG charges have been deferred as regulatory assets. Because these resettlements do not begin until the second quarter of 2009 IPL cannot predict it’s impact on IPL’s operations.

Demand-Side Management and Green Power

DSM programs promote customer energy efficiency, encourage energy conservation, and allow customers to participate in time based pricing rate schedules and other demand response programs. In April 2008, the IURC issued an order which found that a subsequent phase shall be initiated to fully address several issues with respect to DSM Programs. IPL cannot predict the outcome of the proceeding or its impact on IPL at this time, but it will likely require IPL to increase IPL’s level of DSM spending over the next few years. IPL plans to continue to seek recovery of existing and future DSM program costs. IPL’s existing DSM programs are in effect until June 30, 2009. In December 2008, IPL filed a petition with the IURC requesting approval of an Alternative Regulatory Plan to offer IPL’s customers energy efficiency conservation, demand response and DSM programs and to allow associated rate making treatment. If approved, IPL’s level of spending in these programs will increase significantly, however it is still not expected to have a material impact on IPL’s results of operations, financial conditions or cash flows. IPL cannot predict the outcome of the proceeding at this time.

IPL also provides all its customers who purchase power at a metered rate the opportunity to voluntarily purchase a fixed percentage of their electricity from a renewable energy source evidenced by Renewable Energy Certificates at a premium to its tariff rates. Renewable Energy Certificates are tradable environmental commodities which represent proof that one MWh of electricity was generated from an eligible renewable energy resource.

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

Financing Order

Please, see Note 10, “Indebtedness” for information regarding approval from the IURC to refinance IPL’s variable rate debt.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

IPL’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the Unites States and in conjunction with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of IPL and its unregulated subsidiary, IPL Funding. All intercompany items have been eliminated in consolidation.

All nonoperating income of IPL is included below UTILITY OPERATING INCOME in the accompanying consolidated statements of income.

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

Regulation

The retail utility operations of IPL are subject to the jurisdiction of the IURC. IPL’s wholesale power transactions are subject to the jurisdiction of the FERC. These agencies regulate IPL’s utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are based on GAAP, including the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effect of Certain Types of Regulation”, which gives recognition to the ratemaking and accounting practices of these agencies. See also Note 7, “Regulatory Assets and Liabilities” for a discussion of specific regulatory assets and liabilities.

Revenues

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, IPL uses complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, IPL believes it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, IPL estimates line losses on a monthly basis. At December 31, 2008 and 2007, customer accounts receivable include unbilled energy revenues of $47.4 million and $42.0 million on a base of annual revenue of $1.1 billion.

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

Contingencies

IPL accrues for loss contingencies when the amount of the loss is probable and estimable. IPL is subject to various environmental regulations, and is involved in certain legal proceedings. If IPL’s actual environmental and/or legal obligations are different from IPL’s estimates, the recognition of the actual amounts may have a material impact on IPL’s results of operations, financial condition, and cash flows.

Concentrations of Risk

Substantially all of IPL’s customers are located within the Indianapolis area. In addition, approximately 65% of IPL’s full-time employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL’s current contract with the physical unit expires on September 29, 2012 and the contract with the clerical-technical unit expires February 14, 2011. In addition, more than half of IPL’s contracted coal is from one supplier. IPL has entered into three long-term contracts with this supplier, which employs non-unionized labor, for the provision of coal from three separate mines.

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 8.7%, 8.4%, and 8.6% during 2008, 2007, and 2006, respectively.

Utility Plant and Depreciation

Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.9% during 2008 and 3.8% during 2007, and 2006. Depreciation expense was $151.4 million, $141.7 million and $133.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Derivatives

IPL has only limited involvement with derivative financial instruments and do not use them for trading purposes. IPL accounts for its derivatives in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivatives”, as amended. IPL has one interest rate swap agreement, which is recognized on the consolidated balance sheets at its estimated fair value as a liability of approximately $9.9 million. IPL entered into this agreement as a means of managing the interest rate exposure on a $40 million unsecured variable-rate debt instrument. The swap was approved by the IURC as part of IPL’s 1994 financing order. In accordance with SFAS 71, IPL recognized a regulatory asset equal to the value of the interest rate swap, which is adjusted as that fair value changes. The settlement amounts from the swap agreement are reported in the financial statements as a component of interest expense. Management uses standard market conventions, in accordance with Statement of Financial Accounting Standards No. 157 “Fair Value Measurements”, to determine the fair value of the interest rate swap.

In addition, IPL has entered into contracts involving the physical delivery of energy and fuel. Because these contracts qualify for the normal purchases and sales scope exception in SFAS 133, IPL has elected to account for them as accrual contracts, which are not adjusted for changes in fair value, in accordance with SFAS 133.

Fuel, Materials and Supplies

IPL maintains coal, fuel oil, materials and supplies inventories for use in the production of electricity. These inventories are accounted for at the lower of cost or market, using the average cost.

Emissions Allowances

IPL uses environmental air emissions allowances to meet standards set forth by the EPA related to emission of SO2 and NOx gases. IPL accounts for environmental air emissions allowances as intangible assets and records expenses for allowances using a First In First Out method. The total book value of SO2 and NOx emissions allowances, included in MISCELLANEOUS DEFERRED DEBITS on the accompanying consolidated balance sheets, as of December 31, 2008 and 2007 was $0.9 million and $0.4 million, respectively.

Income Taxes

IPL includes any applicable interest and penalties related to income tax deficiencies or overpayments in the provision for income taxes in its consolidated statements of income. The income tax provision includes gross interest income of $2.0 million and $0.6 million for the years ended December 31, 2008 and 2007, respectively.

Deferred taxes are provided for all significant temporary differences between book and taxable income. The effects of income taxes are measured based on enacted laws and rates. Such differences include the use of accelerated depreciation methods for tax purposes, the use of different book and tax depreciable lives, rates and in-service dates and the accelerated tax amortization of pollution control facilities. Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting basis of assets and liabilities. Those income taxes payable which are includable in allowable costs for ratemaking purposes in future years are recorded as regulatory assets with a corresponding deferred tax liability. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment. Contingent liabilities related to income taxes are recorded in accordance with Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”

Cash and Cash Equivalents

IPL considers all highly liquid investments purchased with original maturities of 90 days or less at the date of acquisition to be cash equivalents.

Short-term Investments

IPL’s short-term investments consist primarily of various financial instruments, such as taxable and tax-exempt debt securities. IPL actively invests a portion of IPL’s available cash balances in such instruments. These instruments feature daily and seven day notice put options which allow for the redemption of the investments at their face amounts plus earned income, and 7, 28, and 35 day auctions which allow for the redemption of the investments at their face amounts plus earned income at each successful auction. Due to failed auctions in the auction market, IPL continues to analyze current credit market conditions and invest in such instruments as appropriate to ensure liquidity. Even though these securities frequently have stated maturities of 20 years or more, since IPL intends to sell these instruments within one year or less, they are classified as CURRENT ASSETS. Purchases and sales of securities are presented on a gross basis within Cash Flows from Investing Activities in the accompanying audited Consolidated Statements of Cash Flows. As of December 31, 2008, IPL had $2.0 million of investments in auction rate securities and $39.6 million in variable rate demand notes. The Trustee is holding the variable rate demand notes on IPL’s behalf due to failed remarketing of its $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project Bonds. Please see Note 10, “Indebtedness” for further information on the 1995B Bonds.

Repair and Maintenance Costs

Repair and maintenance costs are expensed as incurred

New Accounting Pronouncements

SFAS 157 “Fair Value Measurements”

In September 2006, the Financial Accounting Standard Board released SFAS 157 to define fair value, establish a framework for measuring fair value in accordance with GAAP, and expand disclosures about fair value measurements. SFAS 157 was effective for IPL at January 1, 2008. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157,” which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective January 1, 2008, IPL partially adopted SFAS 157. As permitted by the FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157,” IPL elected to defer the adoption of the nonrecurring fair value measurement disclosures of nonfinancial assets and liabilities, such as goodwill and asset retirement obligations, until January 1, 2009. The partial adoption of SFAS 157 did not have a material impact on IPL’s results of operations, financial condition, or cash flows. Please see Note 6, “Fair Value Measurements” for the additional disclosures required by SFAS 157. IPL does not believe the adoption of the remaining provisions of SFAS 157 will have a material impact on IPL’s results of operations, financial condition, or cash flows.

FASB Staff Position No, 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”

In October 2008, the FASB issued FASB Staff Position No, 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” to clarify the application of SFAS 157 in a market that is not active and provided an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FASB Staff Position No, 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” was effective for IPL at September 30, 2008. The adoption of FASB Staff Position No, 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” did not have a material impact on IPL’s results of operations, financial condition, or cash flows.

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS 161, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on IPL’s financial position, operations, and cash flows. SFAS 161 is effective for IPL beginning January 1, 2009. The adoption of SFAS 161 will not have a material impact on IPL’s financial statements because IPL engages in limited derivative and hedging activities. In accordance with the objectives of SFAS 161, the enhanced disclosure will improve the transparency of financial reporting.

Per Share Data

IPL is a wholly-owned subsidiary of IPALCO and does not report earnings on a per-share basis.

4. UTILITY PLANT IN SERVICE

The original cost of utility plant in service segregated by functional classifications, follows:

	2008	2007
	(In Thousands)
Production	$2,429,724	$2,399,173
Transmission	208,164	264,777
Distribution	1,129,739	1,038,574
General plant	152,083	147,124
Total utility plant in service	$3,919,710	$3,849,648

Substantially all of IPL’s property is subject to a $837.7 million direct first mortgage lien, as of December 31, 2008, securing IPL’s first mortgage bonds. Total utility plant in service includes $2.8 million and $4.2 million of property under capital leases as of December 31, 2008 and 2007, respectively. Total non-legal removal costs of utility plant in service at December 31, 2008 and 2007 were $470.8 million and $443.0 million, respectively and total legal removal costs of utility plant in service at December 31, 2008 and 2007 were $13.9 million and $13.1 million, respectively. Please see Note 8, “Asset Retirement Obligations” for further information.

In September 2007, IPL placed into service pollution control technology to address required SO2 and mercury emissions reductions from its power plants and to reduce fine particulate pollution in the atmosphere at a cost of approximately $200.7 million as of December 31, 2008. This enhancement was performed at IPL’s Harding Street generating station on Unit 7 and is part of IPL’s CCT projects. The amount recognized as of December 31, 2008 does not reflect the total cost of the project, which is not yet finalized. IPL believes these expenditures were necessary to reliably and economically achieve a level of emissions reductions that complies with the EPA’s NOx State Implementation Plan, the federal CAIR and the Indiana CAMR. IPL anticipates additional costs to comply with the federal CAIR and the Indiana CAMR and it is IPL’s intent to seek recovery of any additional costs. Please see, Note 13, “Commitments and Contingencies - Environmental” for a discussion regarding status of federal CAIR and Indiana CAMR. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions are recoverable from jurisdictional retail customers as part of IPL’s CCT projects, however, since jurisdictional retail rates are subject to regulatory approval, there can be no assurance that all costs will be recovered in rates.

5. Sales of Accounts Receivable

Accounts Receivable Securitization

IPL formed IPL Funding Corporation in 1996 as a special-purpose entity to purchase retail receivables originated by IPL pursuant to a receivables sale agreement entered into with IPL. At the same time, IPL Funding entered into a purchase facility with unrelated parties pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, up to $50.0 million, of interests in the pool of receivables purchased from IPL. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold up to a maximum of $50.0 million, as permitted by the purchase facility. During 2008, the purchase facility was extended through May 26, 2009. IPL Funding is included in the audited Consolidated Financial Statements of IPL. Accounts receivable on the accompanying consolidated balance sheets of IPL are stated net of the $50 million sold.

IPL retains servicing responsibilities for its role as a collection agent on the amounts due on the sold receivables. However, the Purchasers assume the risk of collection on the purchased receivables without recourse to IPL in the event of a loss. While no direct recourse to IPL exists, IPL risks loss in the event collections are not sufficient to allow for full recovery of the retained interests. No servicing asset or liability is recorded since the servicing fee paid to IPL approximates a market rate.

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

The losses recognized on the sales of receivables were $2.0 million, $3.0 million and $2.9 million for 2008, 2007 and 2006, respectively. These losses are included in Other operating expense on the consolidated statements of income. The amount of the losses recognized depends on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and the proceeds received.

The following table shows the receivables sold and retained interests as of the periods ended and cash flows during the periods ending:

	As of December 31,
	2008	2007	2006
	(In Millions)
Retail receivables	$133.4	$114.4	$113.4
Less: Retained interests	83.4	64.4	63.4
Net receivables sold	$50.0	$50.0	$50.0

	Twelve Months Ended December 31,
	2008	2007	2006
	(In Millions)
Cash flows during period
Cash proceeds from interest retained	$605.3	$541.1	$527.7
Cash proceed from sold receivables(1)	$374.0	$419.0	$415.5

(1) Cash flows from the sale of receivables are reflected within Operating Activities on the Consolidated Statements of Cash Flows.

There were no proceeds from new securitizations for each of 2008, 2007 and 2006. Servicing fees of $0.6 million were paid to IPL form IPL Funding for each of 2008, 2007 and 2006.

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

6. FAIR VALUE MEASUREMENTS

Whenever possible, quoted prices in active markets are used to determine the fair value of IPL’s financial instruments. IPL’s financial instruments are not held for trading or other speculative purposes. The estimated fair value of financial instruments has been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that IPL could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Customer Deposits

IPL’s customer deposits do not have defined maturity dates and therefore, fair value is estimated to be the amount payable on demand, which equaled book value. Customer deposits totaled $16.9 million and $16.0 million as of December 31, 2008 and 2007, respectively.

Indebtedness

The fair value of IPL’s outstanding fixed rate debt has been determined on the basis of the quoted market prices of the specific securities issued and outstanding. In certain circumstances, the market for such securities was inactive and therefore the valuation was adjusted to consider changes in market spreads for similar securities. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At December 31, 2008 and 2007, the approximate fair value of IPL’s fixed-rate indebtedness was $633.9 million and $707.1 million, respectively, compared to carrying amounts of $725.8 million at December 21, 2008 and 2007. The fair value of the variable-rate debt outstanding at December 31, 2008 and 2007 approximates its face amount, which was $224.6 million and $172.9 million, respectively. The fair value of IPL’s interest rate swap agreement at December 31, 2008 and 2007 was approximately $(9.9) million and $(6.5) million, respectively. These amounts estimate what IPL would have to pay to settle its position in the swap, less a discount to reflect IPL’s credit risk.

SFAS 157

SFAS 157 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial assets and liabilities that are adjusted to fair value on a recurring basis and/or financial assets and liabilities that are measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the period. IPL did not have any financial assets or liabilities measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the periods covered by this report. In accordance with SFAS 157, IPL has categorized IPL’s financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 - Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market.

Level 2 - Financial assets and liabilities whose values are based on inputs from quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.

Level 3 - Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The following table presents the financial assets and liabilities IPL measures at fair value on a recurring basis, based on the fair value hierarchy as of December 31, 2008:

	Fair Value Measurements at December 31, 2008, Using
	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Short-term investments	$-	$-	$41,550
Financial transmission rights	-	-	5,298
Total financial assets measured at fair value	$-	$-	$46,848

Financial liabilities:
Interest rate swap	$-	$-	$9,918
Other derivative liabilities	-	-	194
Total financial liabilities measured at fair value	$-	$-	$10,112

The following table sets forth a reconciliation of financial instruments classified as Level 3 in the fair value hierarchy:

Derivative Financial Instruments, net asset (liability)
(In Thousands)

Balance at January 1, 2008	$(4,671)
Unrealized gains (losses) recognized in earnings	(169)
Unrealized gain recognized as a regulatory liability	(3,685)
Issuances and settlements, net	3,711
Transfers in	41,550
Balance at December 31, 2008	$36,736

Valuation Techniques

Short-term Investments

As of December 31, 2008, IPL’s available-for-sale securities consisted of $2.0 million of auction rate securities and $39.6 million of unsecured variable rate demand notes, which are included in short-term investments on IPL’s Consolidated Balance Sheets. The $2.0 million of auction rate securities have experienced failed auctions consistently since the first quarter of 2008. The fair values of these securities are estimated primarily using a qualitative analysis of such things as, the collateral underlying the security; the creditworthiness of the issuer; the timing of the expected future cash flows, including the final maturity; and an expectation of the securities’ next successful auction or receipt of notification indicating the securities’ conversion from the auction rate market to a more liquid market. These securities are also compared, when possible, to other observable and relevant market data which, however, is limited at this time. Primarily as a result of the following factors, IPL has determined that the fair value is at or near its original cost and therefore no impairment has been recognized: (1) all of the issuers of such securities are rated A or higher, (2) the securities are backed by insurance companies with affirmed ratings of AAA, and (3) all interest payments have been received timely. Because the auctions are ongoing and there is demand for similar securities, the auction rate securities were valued using quoted market prices, but due to the illiquid nature of such investments in the current market, IPL has changed the classification of these securities during the current period to Level 3.

During 2008, $39.6 million of the 1995B Bonds issued by the city of Petersburg, Indiana on behalf of IPL failed the remarketing process and were tendered to the trustee. In accordance with the terms of the 1995B Bonds, the trustee is holding the $39.6 million of 1995B Bonds which failed the remarketing process, on IPL’s behalf. See Note 10, “Indebtedness” for further discussion of the 1995B Bonds. Similar to the analysis performed on the auction rate securities, IPL has performed an impairment analysis on the 1995B Bonds and concluded no impairment exists and have, therefore, recorded them at their face value and have also reclassified them as Level 3 due to the illiquid market.

Financial Transmission Rights

In connection with IPL’s participation in the Midwest ISO, in the second quarter of each year IPL is granted financial instruments that can be converted into cash or FTRs based on IPL’s forecasted peak load for the period. FTRs are used in the Midwest ISO market to hedge IPL’s exposure to congestion charges, which result from constraints on the transmission system. IPL converted all of these financial instruments into FTRs during the second quarter of 2008. IPL’s FTRs are valued at the cleared auction prices for FTRs in the Midwest ISO’s annual auction. Because of the infrequent nature of this valuation, the fair value assigned to the FTRs is considered a Level 3 input under the fair value hierarchy required by SFAS 157. An offsetting regulatory liability has been recorded as management believes that these revenues or costs will be flowed through to customers through the FAC. As such, there is no impact on IPL’s Consolidated Statements of Income.

Other Financial Instruments

IPL does not believe any of the other financial instruments which IPL held as of December 31, 2008 are material to its results of operations, financial condition, and cash flows either qualitatively or quantitatively. As described in Note 3, “Summary of Significant Accounting Polices - Derivatives,” IPL has one interest rate swap agreement, which is recognized on the Consolidated Balance Sheets at its estimated fair value as a liability. IPL entered into this agreement as a means of managing the interest rate exposure related to the 1995B Bonds. In accordance with SFAS 71, IPL recognized a regulatory asset equal to the value of the interest rate swap, which is adjusted as that fair value changes. Therefore there is no impact to IPL’s Consolidated Statements of Income or Cash Flows for the changes in the fair value of the interest rate swap.

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

The amounts of regulatory assets at December 31 are as follows:

	2008	2007	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Deferred fuel costs	$9,252	$13,219	Through 2009(1)
NOx & CCT project expenses	5,398	5,553	Through 2009(1)
Air conditioning load management (demand management)	2,072	949	Through 2009(1)
Other DSM program costs	623	850	Through 2009(1)(2)
Total current regulatory assets	17,345	20,571

Long-term:
Unrecognized pension and other postretirement benefit plan costs	$280,668	$88,124	Various
Income taxes recoverable from customers	75,501	83,010	Various
Deferred Midwest ISO costs	57,921	48,185	To be determined(3)
Unamortized Petersburg unit 4 carrying charges and certain other costs	20,298	20,846	Through 2026(1)(2)
Unamortized reacquisition premium on debt	15,339	16,586	Over remaining life of debt
Unrealized loss on interest rate swap	9,919	6,466	Through 2023
NOx project expenses - Petersburg unit 2 precipitator	1,875	2,020	Through 2021(1)
Other DSM and green power program costs	208	157	Various
Total long-term regulatory assets	461,729	265,394
Total regulatory assets	$479,074	$285,965

(1) Recovered per specific rate orders
(2) Recovered with a current return
(3) Recovery is probable but timing not yet determined

The amounts of regulatory liabilities at December 31 are as follows:

	2008	2007	Rate Credit Period
	(In Thousands)
Regulatory Liabilities
Current:
Financial transmission rights	$5,298	$1,553	Through 2009(4)
Fuel related	363	344	Through 2009
NOx & CCT project credits	74	877	Through 2009(4)
Total current regulatory liabilities	5,735	2,774

Long-term:
ARO costs and accrued asset removal costs	458,767	431,804	Not applicable
Unamortized investment tax credit	10,595	11,146	Through 2014
Fuel related	1,640	2,122	Through 2013
Total long-term regulatory liabilities	471,002	445,072
Total regulatory liabilities	$476,737	$447,846

(4) Recovered (credited) per specific rate orders

Deferred Fuel

Deferred fuel costs are a component of current regulatory assets and are expected to be recovered through future FAC proceedings. IPL records deferred fuel in accordance with standards prescribed by the FERC. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL’s FAC and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL’s rates are adjusted. The deferred fuel asset decreased $4.0 million during the year ended December 31, 2008 primarily because during 2008 IPL recovered a portion of the accumulated under collection of fuel costs from December 31, 2007 and purchased power costs during the period were lower than the estimate of such costs in the FAC proceedings. See Note 2, “Regulatory Matters.”

In IPL’s FAC 71, a consumer advocacy group representing some of IPL’s industrial customers requested that a sub-docket be established. Through the sub-docket, the industrial group was seeking a review of various FAC components including a review of IPL’s treatment of transmission losses through Midwest ISO and an IURC order requiring IPL to provide customer refunds for past charges and changes to future ratemaking. Because of the uncertain outcome of the FAC 71 sub-docket, the IURC orders in IPL’s FAC 71 through 81 proceeding had approved its FAC factors on an interim basis, subject to refund. In December 2008, the IURC issued an order in which it determined that IPL should continue its current treatment of transmission losses and therefore removed the “subject to refund” provisions in its FAC 71 through 81 orders, as it pertains to the FAC 71 sub-docket.

Unrecognized Pension and Postretirement Benefit Plan Costs

In accordance with Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R” and SFAS 71, IPL recognizes a regulatory asset equal to the unrecognized actuarial gains and losses and prior service costs. Pension expenses are recorded based on the benefit plan’s actuarially determined pension liability and associated level of annual expenses to be recognized. The other postretirement benefit plan’s deferred benefit cost is the excess of the other postretirement benefit liability over the amount previously recognized. The asset representing the unrecognized pension and postretirement benefit plan costs had a net increase of $192.5 million during 2008 primarily resulting from a lower than expected return on assets during the year 2008.

Deferred Income Taxes

This amount represents the portion of deferred income taxes that IPL believes will be recovered through future rates, based upon established regulatory practices, which permit the recovery of current taxes. Accordingly, this regulatory asset is offset by a deferred tax liability and is expected to be recovered, without interest, over the period underlying book-tax timing differences reverse and become current taxes.

Deferred Midwest ISO Costs

These consist of administrative costs for transmission services and other administrative and socialized costs from IPL’s participation in the Midwest ISO market. IPL received orders from the IURC that granted authority for IPL to defer such costs and seek recovery in a future basic rate case. See Note 2, “Regulatory Matters.”

Unrealized Loss on Interest Rate Swap

The interest rate swap on the 1995B Bonds is used to mitigate interest rate risk. The swap, which expires upon the maturity of the related note in 2023, was approved by the IURC as part of IPL’s 1994 financing order. The unrealized loss on the swap as of December 31, 2008 is considered in the determination of IPL’s cost of capital for rate making purposes as these amounts are realized through the periodic settlement payments under the swap. Should the swap be prudently terminated before its scheduled maturity date, the settlement of the swap would be recoverable in future rates.

Asset Retirement Obligation and Accrued Asset Removal Costs

In accordance with SFAS 158 and SFAS 71, IPL, a regulated utility, recognizes the cost of removal component of its depreciation reserve that does not have an associated legal retirement obligation as a deferred liability. This amount is net of the portion of legal ARO costs that is currently being recovered in rates.

8. ASSET RETIREMENT OBLIGATIONS

Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation. A legal obligation for purposes of Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppels. ARO liability is included in Miscellaneous on the accompanying consolidated balance sheets.

IPL’s ARO relates primarily to environmental issues involving asbestos, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a reconciliation of the ARO legal liability year end balances:

	As of December 31,
	2008	2007
	(In Millions)
Balance as of January 1	$13.1	$12.3
Accretion Expense	0.8	0.8
Balance as of December 31	$13.9	$13.1

As of December 31, 2008 and 2007, IPL did not have any assets that are legally restricted for settling its ARO liability.

9. SHAREHOLDER’S EQUITY

Capital Stock

All of the outstanding common stock of IPL is owned by IPALCO.  IPL’s common stock is pledged under IPALCO’s $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 and $400 million of 7.25% Senior Secured Notes due April 1, 2016. There have been no changes in the capital stock of IPL during the periods covered by this report.

Dividend Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2008, exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends under the terms of its credit agreement if it is not in compliance with certain financial covenants. These covenants require IPL to maintain a ratio of earnings before interest and taxes to interest expense of not less than 2.5 to 1, and a ratio of total debt to total capitalization not in excess of .65 to 1, in order to pay dividends. As of December 31, 2008 and as of the filing of this report, IPL is in compliance with all financial covenants and no event of default existed.

Cumulative Preferred Stock

IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2008, 2007 and 2006, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL’s board of directors. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are redeemable at par value, subject to certain restrictions, in whole or in part, at any time on or after January 1, 2008, at the option of IPL. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2008, 2007 and 2006, preferred stock consisted of the following:

	December 31, 2008		December 31,
	Shares Outstanding	Call Price	2008	2007	2006
			Par Value, plus premium, if applicable
			(In Thousands)
Cumulative $100 par value, authorized 2,000,000 shares
4% Series	47,611	$118.00	$5,410	$5,410	$5,410
4.2% Series	19,331	103.00	1,933	1,933	1,933
4.6% Series	2,481	103.00	248	248	248
4.8% Series	21,930	101.00	2,193	2,193	2,193
5.65% Series	500,000	100.00	50,000	50,000	50,000
Total cumulative preferred stock	591,353		$59,784	$59,784	$59,784

10. INDEBTEDNESS

Long-term Debt

Before IPL can incur additional long-term debt, it must first have the approval of the IURC. Also, IPL has restrictions on the amount of new debt it may issue due to financial covenant restrictions under existing debt obligations at IPL. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facility, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

In January 2009, the IURC issued an order approving IPL’s financing petition filed in August 2008. The order grants IPL the authority to enter into capital lease obligations not to exceed an aggregate principal amount of $10.0 million outstanding and to refinance, if appropriate, four variable rate debt issues currently outstanding totaling $171.9 million at any time throughout the period ending December 31, 2010. The variable rate debt includes three series whose interest rates are set in a weekly auction rate process and one series that is set based on a weekly remarketed rate. Given the volatility in the capital markets, IPL will continue to evaluate its alternatives with regard to refinancing this debt.

In March 2008, S&P raised its issue-level ratings on  IPL’s senior debt from BB- to BBB.

IPL cannot predict whether its current credit ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. A security rating is not a recommendation to buy, sell or hold securities. The rating may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

The following table presents IPL’s long-term indebtedness as of December 31, 2008 and 2007:

Series	Due	December 31,
		2008	2007
		(In Thousands)
IPL First Mortgage Bonds (see below)
6.30%	July 2013	110,000	110,000
Variable(1)	January 2016	41,850	41,850
5.40%(1)	August 2017	24,650	24,650
5.75%(1)	August 2021	40,000	40,000
Variable(1)	October 2023	30,000	30,000
4.55%(3)	December 2024	40,000	40,000
5.90%(1)	December 2024	20,000	20,000
5.95%(1)	December 2029	30,000	30,000
5.95%(3)	August 2030	17,350	17,350
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
Variable(3)	September 2041	60,000	60,000
Unamortized discount - net		(1,071)	(1,092)
Total first mortgage bonds		836,579	836,558
IPL Unsecured Notes
Variable(2)(4)	January 2023	40,000	40,000
6.375%(2)	November 2029	20,000	20,000
Total IPL unsecured notes		60,000	60,000
Net Consolidated IPL Long-term Debt		$896,579	$896,558

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

(4)Please see, “Variable-Rate Unsecured Debt” below for detail regarding 1995B Bonds and the related swap agreement.

IPL First Mortgage Bonds

The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a $837.7 million direct first mortgage lien, as of December 31, 2008. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2008.

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

Variable-Rate Unsecured Debt

IPL is liable for interest and principal on three series of auction rate securities, two of which were issued by the city of Petersburg, Indiana in 2005 and one issued by the Indiana Finance Authority in 2006, totaling $131.9 million. IPL’s liability on these auction rate securities is secured by IPL first mortgage bonds. While the securities have long term maturities, the interest rates are variable and are set weekly through an auction process. Beginning in late September 2008, the auctions failed on these securities and as a result, the interest rates were reset to the maximum rates of 12% per annum on each series of the auction rate securities. As discussed above, IPL received approval from the IURC to refinance all of its auction rate securities as well as the obligation under the 1995B Bonds (see below) in January 2009. IPL continues to evaluate its alternatives with regard to refinancing this debt.

IPL is also liable for interest and principal on the 1995B Bonds issued in 1995 by the city of Petersburg, Indiana. Interest on the 1995B Bonds varies with the tax-exempt weekly rate reset through a remarketing process; however, the interest rate is synthetically fixed at 5.21% through a floating-to-fixed interest rate swap, which expires concurrent with the maturity of the 1995B Bonds in January 2023. IPL also maintains a $40.6 million long-term liquidity facility supporting the 1995B Bonds. The liquidity facility expires May 16, 2011 and bears interest at the prime rate, which was 3.25% per annum at December 31, 2008. The interest rate swap synthetically fixes IPL’s interest rate on the portion of the 1995B Bonds which have remarketed successfully and provides some relief against the interest IPL pays on its liquidity facility borrowings related to the 1995B Bonds which failed remarketing. During 2008, $39.6 million of the 1995B Bonds failed the remarketing process and were tendered to the trustee. In accordance with the terms of the 1995B Bonds, the trustee drew $39.7 million against IPL’s committed liquidity facility to fund the tender and related accrued interest. As a result, the trustee is holding $39.6 million of the 1995B Bonds, which failed the remarketing process, on IPL’s behalf. All of the 1995B Bonds remain outstanding and IPL continues to pay interest on them, even though IPL is the beneficiary of the interest on the $39.6 million that failed remarketing. Additionally, IPL is liable for the draw on the liquidity facility. As of December 31, 2008, IPL’s effective interest rate on the 1995B Bonds, including the liquidity facility and net of the relief provided by the swap was approximately 7.22%. IPL’s December 31, 2008 balance sheet reflects its obligation on the 1995B Bonds in long-term debt. Because management believes the 1995B Bonds will be remarketed or refinanced within one year, IPL is presenting the amount payable on the liquidity facility and its investment in the 1995B Bonds as current in its December 31, 2008 balance sheet.

Line of Credit

IPL maintains a credit agreement in the aggregate principal amount of $150.0 million which includes an $109.4 million committed line of credit and a $40.6 million liquidity facility (related to 1995B Bonds, which are remarketed weekly - see above). As of December 31, 2008, IPL had available borrowing capacity of $95.7 million under its $150.0 million committed credit facility after outstanding borrowings, existing letters of credit and the liquidity facility for IPL’s 1995B Bonds. The committed line of credit also provides a sub limit for the issuance of letters of credit. As of December 31, 2008 IPL had $13.0 million of outstanding borrowings on the committed line of credit and $39.7 million of outstanding borrowings on the liquidity facility. As of December 31, 2007 IPL had a total of $1.0 million of outstanding borrowings on the committed line of credit only. The maturity date for the agreement is May 16, 2011, because of management’s intent to continue to use the credit facility on a daily basis to manage working capital and because IPL believes the 1995B Bonds will either be successfully remarketed or be refinanced in 2009, the borrowings are included in current liabilities on the accompanying consolidated balance sheets.

In July 2008, FERC issued an order authorizing IPL to issue up to $500 million of short-term indebtedness outstanding at any time through July 27, 2010.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2008, are as follows:

Year	Amount
(In Thousands)
2009	$-
2010	-
2011	-
2012	-
2013	110,000
Thereafter	787,650
Total	$897,650

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

In May 2008, IPL received notification that the Joint Committee on Taxation completed their review of our method of capitalizing indirect service costs for tax years ended December 31, 2001 through December 31, 2004 and took no exception to the settlement as proposed by the U.S. Internal Revenue Service. The resolution of this tax position resulted in a decrease in our unrecognized tax benefits by approximately $14 million. The impact was recorded in the second quarter of 2008 by decreasing our non-current income tax liability by approximately $16 million, increasing our income taxes currently payable by approximately $6 million, increasing our accumulated deferred income taxes by approximately $9 million and decreasing income tax expense by approximately $1 million.

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the year ended December 31, 2008 and 2007:

	2007	2006
	(In Thousands)
Unrecognized tax benefits at January 1	$21,582	$22,753
Gross increases - current period tax positions	754	1,249
Gross decreases - prior period tax positions	(7,535)	(2,420)
Settlements	(7,045)	-
Unrecognized tax benefits at December 31	$7,756	$21,582

The unrecognized tax benefits at December 31, 2008, represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of the deductions will not affect the annual effective tax rate but would accelerate the tax payments to an earlier period.

Tax-related interest expense and income is reported as part of the provision for federal and state income taxes. Penalties, if incurred, would also be recognized as a component of tax expense. As of December 31, 2008 and 2007, IPL has recorded a liability for interest of $0.6 million and $2.2 million, respectively. The income tax provision includes interest expense/(income) of ($2.0) million, ($0.6) million and ($7.3) million for the years ended December 31, 2008, 2007 and 2006, respectively.

The American Jobs Creation Act of 2004 created Internal Revenue Code Section 199 which, beginning in 2005, permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. IPL’s electric production activities qualify for this deduction. The deduction was equal to 3% of Qualifying Production Activity Income for the 2005 and 2006 taxable years, with certain limitations. This deduction increased to 6% of QPAI beginning in 2007 and will increase to 9% of QPAI beginning in 2010 and thereafter. The tax benefit associated with the Internal Revenue Code Section 199 domestic production deduction was $1.8 million per year in 2005 and 2006. The tax benefit for 2007 was $4.5 million.  The benefit for 2008 is estimated to be $3.8 million.

Federal and state income taxes charged to income are as follows:

	2008	2007	2006
	(In Thousands)
Charged to utility operating expense
Current income taxes:
Federal	$71,012	$89,296	$38,047
State	19,973	24,683	17,201
Total current income taxes	90,985	113,979	55,248
Deferred income taxes:
Federal	(8,428)	(5,636)	35,141
State	1,002	1,976	7,474
Total deferred income taxes	(7,426)	(3,660)	42,615
Net amortization of investment credit	(2,439)	(2,564)	(2,611)
Total charge to utility operating expenses	81,120	107,755	95,252
Charged to other income and deductions:
Current income taxes:
Federal	(875)	(803)	(4,325)
State	(48)	(30)	(539)
Total current income taxes	(923)	(833)	(4,864)
Deferred income taxes:
Federal	(118)	19	(139)
State	(31)	5	(37)
Total deferred income taxes	(149)	24	(176)
Net credit to other income taxes	(1,072)	(809)	(5,040)
Total federal and state income tax provisions	$80,048	$106,946	$90,212

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2008	2007	2006

Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	6.7	6.4	7.0
Amortization of investment tax credits	(1.2)	(1.0)	(1.2)
Depreciation flow through and amortization	1.6	1.3	1.7
Manufacturers’ Production Deduction (Sec. 199)	(1.8)	(1.7)	(0.8)
Change in tax reserves	(0.7)	0.0	(1.6)(1)
Other - net	(0.2)	(0.6)	0.1
Effective tax rate	39.4%	39.4%	40.2%

(1)Includes (1.3)% related to the completion of the Internal Revenue Service examination in 2006.

The significant items comprising IPL’s net accumulated deferred tax liability recognized on the consolidated balance sheets as of December 31, 2008 and 2007, are as follows:

	2008	2007
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$517,076	$517,527
Regulatory assets recoverable through future rates	180,746	106,101
Other	10,250	5,738
Total deferred tax liabilities	708,072	629,366
Deferred tax assets:
Investment tax credit	6,302	7,297
Regulatory liabilities including ARO	197,237	184,477
Employee benefit plans	100,961	40,459
Other	15,600	8,175
Total deferred tax assets	320,100	240,408
Accumulated net deferred tax liability	387,972	388,958
Less: Current portion of deferred tax liability	(9,220)	(4,461)
Accumulated deferred income taxes - net	$397,192	$393,419

Accumulated deferred income taxes was decreased by $22.8 million on January 1, 2007 due to the implementation of FIN 48.

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

Employees’ Retirement Plan

Approximately 89% of IPL’s active employees are covered by the Employees’ Retirement Plan of Indianapolis Power & Light Company as well as the Employees’ Thrift Plan of Indianapolis Power & Light Company. The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 11% of active employees are covered by the AES Retirement Savings Plan. The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. In October 2008, the IBEW physical unit ratified a new four-year agreement with IPL. The new agreement provides for a 10.0% increase in retirement pension bands beginning December 1, 2008, which will increase IPL’s future pension expense and funding requirements. IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but will receive an annual lump sum company contribution into the Thrift Plan. This lump sum is in addition to the Company match of participant contributions up to 5% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee’s pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities. Benefit accrual was frozen for all non-union participants effective July 8, 2001. The non-union participants who had their benefit accrual frozen also were prohibited from making additional contributions to the Thrift Plan. These non-union employees became eligible to participate in the RSP.

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

Supplemental Retirement Plan

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan of Indianapolis Power & Light Company. The total number of participants in the plan as of December 31, 2008 is 30. The plan is closed to new participants.

Other Postretirement Benefits

IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 202 active employees and 179 retirees (including spouses) were receiving such benefits or entitled to future benefits as of December 31, 2008. The plan is unfunded.

The following tables present information relating to the Pension Plans which are combined and shown as pension benefits. The following tables also present information relating to other postretirement benefits:

	Pension benefits as of December 31,		Other postretirement benefits as of December 31,
	2008	2007	2008	2007
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at beginning Measurement Date (see below)	$482,253	$522,667	$10,151	$10,502
Adjustment due to adoption of SFAS 158: Service cost and interest cost during gap period	2,964	-	-	-
Service cost	5,249	5,886	1,115	1,321
Interest cost	30,292	28,608	645	580
Plan Settlements	(1,160)	-	-	-
Actuarial (gain) loss	29,094	(48,439)	1,929	(1,803)
Amendments (primarily increases in pension bands)	9,873	1,907	(162)	(185)
Benefits paid	(30,824)	(28,376)	(595)	(264)
Projected benefit obligation at ending Measurement Date	527,741	482,253	13,083	10,151
Change in plan assets:
Fair value of plan assets at beginning Measurement Date	403,619	399,678	-	-
Actual return on plan assets	(122,787)	32,317	-	-
Employer contributions	56,660	-	595	264
Plan Settlements	(1,160)	-	-	-
Benefits paid	(30,824)	(28,376)	(595)	(264)
Fair value of plan assets at ending Measurement Date	305,508	403,619	-	-
Funded status	$(222,233)	$(78,634)	$(13,083)	$(10,151)
Amounts recognized in the statement of financial position under SFAS 158:
Current liabilities	$-	$-	$(646)	$(868)
Noncurrent liabilities	(222,233)	(78,634)	(12,437)	(9,283)
Net amount recognized	$(222,233)	$(78,634)	$(13,083)	$(10,151)
Sources of change in regulatory assets(1):
Prior service cost (credit) arising during period	$9,873	$1,907	$(162)	$(185)
Net loss (gain) arising during period	185,948	(49,945)	1,929	(1,803)
Amortization of prior service (cost) credit	(2,868)	(2,747)	56	(6)
Amortization of gain (loss)	(1,912)	(5,636)	18	-
Total recognized in regulatory assets(1)	$191,041	$(56,421)	$1,841	$(1,994)
Total amounts included in accumulated other comprehensive income (loss)	NA(1)	NA(1)	NA(1)	NA(1)
Amounts included in regulatory assets and liabilities(1)
Net loss (gain)	$249,505	$65,582	$569	$(1,379)
Prior service cost (benefit)	30,772	24,007	(179)	(72)
Total amounts included in regulatory assets (liabilities)	$280,277	$89,589	$390	$(1,451)

(1)Represents amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid (accrued) benefit costs.

Effect of SFAS 158

SFAS 158 requires a portion of pension and other postretirement liabilities to be classified as current liabilities to the extent the following year’s expected benefit payments are in excess of the fair value of plan assets. As each Pension Plan has assets with fair values in excess of the following year’s expected benefit payments, no amounts have been classified as current. Therefore, the entire net amount recognized in IPL’s consolidated balance sheets of $222.2 million is classified as a long-term liability. As there are no plan assets related to the other postretirement plan, the short-term other postretirement liability is equal to the following year’s expected other postretirement benefit payment of $0.7 million, resulting in a long-term other postretirement liability of $12.4 million.

Information for pension plans with a benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2008	2007
	(In Thousands)
Benefit obligation	$527,741	$482,253
Plan assets	305,508	403,619
Benefit obligation in excess of plan assets	$222,233	$78,634

IPL’s total benefit obligation in excess of plan assets was $222.2 million as of December 31, 2008 ($220.8 million Defined Benefit Pension Plan and $1.4 million Supplemental Retirement Plan).

Information for pension plans with an accumulated benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2008	2007
	(In Thousands)
Accumulated benefit obligation	$516,307	$482,253
Plan assets	305,508	403,619
Accumulated benefit obligation in excess of plan assets	$210,799	$78,634

IPL’s total accumulated benefit obligation in excess of plan assets was $210.8 million as of December 31, 2008 ($209.4 million Defined Benefit Pension Plan and $1.4 million Supplemental Retirement Plan).

Pension Benefits and Expense

The 2008 net actuarial loss of $185.9 million is comprised of two parts: (1) $156.8 million of pension asset actuarial loss is primarily due to the lower than expected return on assets, and (2) $29.1 million of pension liability actuarial loss is primarily due to a decrease in the discount rate that is used to value pension liabilities, and a change in assumptions to include progressions upward through pension bands over the future working lifetime of participants. The unrecognized net loss of $249.5 million in the pension plans has arisen over time primarily due to the long-term declining trend in corporate bond rates, the lower than expected return on assets during the year 2008, and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of participants, since Statement of Financial Accounting Standards No. 87 “Employers’ Accounting for Pension” was adopted. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 12 years based on estimated demographic data as of December 31, 2008. The projected benefit obligation of $527.7 million, less the fair value of assets of $305.5 million results in a funded status of ($222.2) million at December 31, 2008.

Effective for fiscal years ending after December 15, 2008, Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R” requires plan assets and liabilities to be measured at their fair value as of fiscal year-end. The Pension Plans had a measurement date of November 30 for the fiscal year ended December 31, 2007. Therefore, in accordance with SFAS 158, IPL has elected to change the Pension Plans’ measurement date from November 30 to December 31, effective December 31, 2008. SFAS 158 gives employers two methods for changing their measurement dates: (1) The “remeasurement method,” which would require assets and liabilities to be remeasured at the end of the preceding fiscal year (December 31, 2007) or (2) A simplified “13-month method,” that avoids a remeasurement at the start of the transition year.

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

The following table presents the “gap period” adjustment that was booked to IPL’s January 1, 2008 beginning retained earnings. The information relates to the Pension Plans (combined):

(In Thousands)
Components of net periodic benefit cost:
Service cost	$437
Interest cost	2,527
Expected return on plan assets	(2,624)
Amortization of actuarial loss	114
Amortization of prior service cost	239
Net periodic benefit cost	$693

	Pension benefits for years ended December 31,
	2008	2007	2006
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$5,248	$5,886	$5,544
Interest cost	30,293	28,608	28,003
Plan Settlements	546	-	-
Expected return on plan assets	(31,443)	(30,811)	(27,726)
Amortization of prior service cost	2,868	2,747	2,466
Recognized actuarial loss	1,366	5,636	5,199
Total pension cost	8,878	12,066	13,486
Less: amounts capitalized	747	1,074	905
Amount charged to expense	$8,131	$10,992	$12,581

Discount rate - defined benefit pension plan and supplemental retirement plan	6.49%	5.63%	5.81%
Expected return on defined benefit pension plan assets	7.75%	8.00%	8.00%
Expected return on supplemental retirement plan assets	7.75%	8.00%	8.00%

Pension expense for the following year is determined as of December 31, 2008 based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets and a discount rate used to determine the projected benefit obligation. In establishing IPL’s expected long-term rate of return assumption, IPL considers historical returns, as well as, the expected future weighted-average returns for each asset class based on the target asset allocation. IPL’s expected long-term rate of return on pension plan assets is based on its targeted asset allocation assumption of approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and alternative investment securities (hedge funds), respectively. For 2008, pension expense was determined using a discount rate of 6.49% and an assumed long-term rate of return on plan assets of 7.75%. As of the December 31, 2008 measurement date, IPL decreased the discount rate from 6.49% to 6.26% for the qualified plan and 6.31% for the supplemental plan and increased the assumed long-term rate of return on plan assets from 7.75% to 8.0%. The effect on 2009 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($1.0 million) and $1.0 million, respectively. The effect on 2009 total pension expense of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is ($3.0 million) and $3.0 million, respectively.

Expected amortization

The estimated net loss and prior service cost for the Pension Plans that will be amortized from the regulatory asset into net periodic benefit cost over the 2009 plan year are $16.3 million and $3.5 million, respectively (Defined Benefit Pension Plan of $16.1 million and $3.5 million, respectively; and the Supplemental Retirement Plan of $0.2 million and $0 million, respectively).

Other Postretirement Benefits and Expense

	Other postretirement benefits for years ended December 31,
	2008	2007	2006
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,115	$1,321	$1,447
Interest cost	645	580	635
Amortization of prior service cost	(55)	6	685
Amortization of net gain (loss)	(18)	-	-
Total pension cost	1,687	1,907	2,767
Less: amounts capitalized	142	170	186
Amount charged to expense	$1,545	$1,737	$2,581

Discount rate - Other postretirement benefit plan	6.64%	5.81%	5.91%
Expected return on Other postretirement benefit plan assets	NA	NA	NA

As of the December 31, 2008 measurement date, IPL decreased the discount rate from 6.64% to 5.79%. The discount rate assumption affects the other postretirement expense determined for 2009. The effect on 2009 total other postretirement expense of a 25 basis point increase and decrease in the assumed discount rate is ($0.1 million) and $0.1 million, respectively.

Health Care Cost Trend Rates

For measurement purposes, IPL assumed an annual rate of increase in the per capita cost of covered medical care benefits of 7.5% for 2008, gradually declining to 4.5% in 2029 and remaining level thereafter. In addition, IPL assumed an annual rate of increase in the per capita cost of covered prescription drugs of 7.5% for 2008, gradually declining to 4.5% in 2029 and then remaining level.

Effect of Change in Health Care Cost Trend Rates

	2008	2007
	(In Thousands)
Effect on total service cost and interest cost components:
One-percentage point increase	$465	$544
One-percentage point decrease	$(346)	$(399)
Effect on year-end benefit obligation:
One-percentage point increase	$3,084	$1,886
One-percentage point decrease	$(2,320)	$(1,432)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003

The Medicare Prescription Drug Act includes Medicare drug coverage that became effective on January 1, 2006. Current covered retirees are only eligible for coverage until age 55 (First Voluntary Early Retirement Program) or age 62 (Second and Third Voluntary Early Retirement Program). No current active participant will reach age 65 until 2010 and only 11 active participants will reach age 65 (and potentially qualify for a Medicate Part D subsidy) within the next 10 years. IPL does not expect to qualify for significant subsidy under the Medicare Prescription Drug Act and, as a result, no projected subsidy was included in the actuarial valuation of the benefit obligation.

Expected amortization

The estimated net gain and prior service credit for the other postretirement plan that will be amortized from the regulatory liability into net periodic benefit cost over the 2009 plan year are $0 and $100,253, respectively.

Pension Funding

IPL contributed $56.7 million to the Pension Plans in 2008. There were no contributions to the Pension Plans in 2007, but there were contributions of $37.2 million in 2006. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to revert back to IPL during 2009.

From a funding perspective, IPL’s funding target liability shortfall is estimated to be approximately $180 million to $190 million as of January 1, 2009. The shortfall must be funded over seven years. In addition, IPL must also contribute the normal (service) cost earned by active participants during the plan year. The service cost is expected to be about $6 million in 2009. Then, each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. IPL is required to fund approximately $20 million during 2009. However, IPL may decide to contribute more than $20 million to meet certain funding thresholds, for example, funding to avoid the “at risk” or “plan freeze” status. IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes. The targeted investment allocations of the Pension Plans as of December 31, 2008 were approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and alternative investment securities (hedge funds), respectively. The targeted investment allocations of the Pension Plans as of December 31, 2007 were approximately 50%, 40% and 10% in equity securities (domestic and international), fixed income securities and alternative investments (hedge funds), respectively. The actual assets as of December 31, 2008 and 2007 were as follows (in thousands):

	2008	%	2007	%

Equity securities	$150,521	49%	$258,504	64%
Fixed income securities	97,391	32%	98,591	25%
Hedge Funds	22,093	7%	29,624	7%
Cash	35,503	12%	16,900	4%
Total assets	$305,508	100%	$403,619	100%

Benefit payments made from the Pension Plans for the years ended December 31, 2008 and 2007 were $30.8 million and $28.4 million respectively. Benefit payments made by IPL for other postretirement obligations were $0.6 million and $0.3 million respectively. Projected benefit payments are expected to be paid out of the respective plans as follows:

Year	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
2009	$30,957	$646
2010	31,013	580
2011	31,729	493
2012	32,994	424
2013	34,372	406
2014 through 2018 (in total)	192,484	1,762

Voluntary Early Retirement Programs

In conjunction with the AES acquisition, IPL implemented three VERPs which offered eligible employees enhanced retirement benefits upon early retirement. Participation in the VERPs was accepted by 551 qualified employees, who elected actual retirement dates between March 1, 2001, and August 1, 2004. Additionally, IPL currently intends to provide postretirement medical and life insurance benefits to the retirees in the first VERP until age 55; at which time they will be eligible to receive similar benefits from the independent VEBA Trust. IPL reserves the right to modify or terminate any of the postretirement health care and life insurance benefits provided by IPL. IPL also provides postretirement medical and life insurance benefits to the retirees in the second and third VERPs from their retirement until age 62. The additional cost was initially estimated to be $7.5 million to be amortized over 8 years.

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

Due to the plan changes effective January 1, 2009, an additional $0.2 million negative prior service cost base was created as of December 31, 2008. This prior service cost base eliminated the unrecognized prior service cost for VERP II & III ($0.1 million as of December 31, 2008). The remaining $0.1 million is amortized over fourteen years.

Defined Contribution Plans

All of IPL’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 89% of IPL’s active employees are covered by the Thrift Plan. The Thrift Plan is a qualified defined contribution plan. All union new hires are covered under the Thrift Plan.

Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 4% of the participant’s base compensation, except for employees hired after October 20, 2000 who are members of the clerical-technical unit; and employees hired on or after December 19, 2005 who are members of the physical bargaining unit of the IBEW union, who are not eligible for postretirement health care benefits; whose contributions are matched up to 5% of their base compensation. In October 2008, the IBEW physical unit ratified a new four-year agreement with IPL. The new agreement provides for a 10.0% increase in retirement pension bands beginning December 1, 2008, which will increase IPL’s future pension expense and funding requirements. The IBEW clerical-technical union new hires, in addition to the company match, will receive an annual lump sum Company contribution into the Thrift Plan. Employer contributions to the Thrift Plan were $2.8 million, $2.6 million and $2.5 million for 2008, 2007 and 2006, respectively.

The AES Retirement Savings Plan

Approximately 11% of IPL’s active employees are covered by the RSP. The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while union new hires are covered under the Thrift Plan. Participants elect to make contributions to the RSP based on a percentage of their taxable compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s taxable compensation. In addition, the RSP has a profit sharing component whereby IPL contributes a percentage of each employee’s annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board of Directors on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the RSP were $2.0 million, $1.9 million and $1.8 million for 2008, 2007 and 2006, respectively.

13. COMMITMENTS AND CONTINGENCIES

Commitments

IPL has entered into various long-term contracts, the most significant of which are for the purchase of fuel and related transportation and meter reading services. Purchases related to these obligations, which have remaining terms in excess of one year, for the years ended December 31, 2008, 2007 and 2006 were $239.9 million, $188.1 million and $142.9 million, respectively. The table below sets forth the future purchase commitments related to these contracts as of December 31, 2008 for 2009 through 2013 and thereafter.

Year	Long-term Commitments
(In Thousands)
2009	$187,528
2010	130,154
2011	108,757
2012	64,592
2013	58,476
Thereafter	882
Total	$550,389

Legal

As of December 31, 2008 and 2007, IPL was a defendant in approximately 114 pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant” in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

It is possible that material additional loss with regard to the asbestos lawsuits could be incurred. At this time, an estimate of additional loss cannot be made. IPL has settled a number of asbestos related lawsuits for amounts which, individually and in the aggregate, were not material to IPL’s results of operations, financial condition, or cash flows. Historically, settlements paid on IPL’s behalf have been comprised of proceeds from one or more insurers along with comparatively smaller contributions by IPL. IPL is unable to estimate the number of, the effect of, or losses or range of loss which are reasonably possible from the pending lawsuits or any additional asbestos suits. Furthermore, IPL is unable to estimate the portion of a settlement amount, if any, that may be paid from any insurance coverage for any known or unknown claims. Accordingly, there is no assurance that the pending or any additional suits will not have a material adverse effect on IPL’s audited Consolidated Financial Statements.

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

Environmental

IPL is subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of IPL’s employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. IPL cannot assure that it has been or will be at all times in full compliance with such laws, regulations and permits, however, IPL does not believe any currently open investigations will result in fines material to IPL’s results of operations, financial condition, or cash flows.

Clean Air Interstate Rule

In March 2005 the EPA signed the federal CAIR, which imposes restrictions against polluting the air of downwind states. The federal CAIR established a two-phase regional “cap and trade” program for SO2 and NOx emissions that requires the largest reduction in air pollution in more than a decade. Federal CAIR covers 28 eastern states, including Indiana, and the District of Columbia.

In July 2008, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded the federal CAIR to the EPA. However, in September 2008, the EPA moved for rehearing to the full bench (en banc) of the U.S. Court of Appeals for the D.C. Circuit. In December 2008, the U.S. Court of Appeals for the D.C. Circuit issued an order requiring the EPA to revise the federal CAIR and reinstating the effectiveness of the existing rule until the EPA revises the federal CAIR. Since the federal CAIR is now effective, in December 2008, the Indiana Department of Environmental Management formally announced that it will withdraw the Indiana CAIR rulemaking process that it initiated in the event that the federal CAIR was no longer valid.

Phase I of federal CAIR the program for NOx emissions became effective on January 1, 2009 and requires reductions of NOx emissions by 1.7 million tons or 53% from 2003 levels, and requires year-round compliance with the NOx emissions reduction requirements. Phase I of the program for SO2 emissions will become effective on January 1, 2010, and will require reductions in SO2 emissions by 4.3 million tons, or 45% lower than 2003 levels. Phase II of federal CAIR is set to become effective for both NOx and SO2 on January 1, 2015. It is anticipated that Phase II of federal CAIR will require reduction of SO2 emissions by 5.4 million tons or 57% from 2003 levels, and NOx emissions by 2 million tons, requiring a regional emissions level of 1.3 million tons or a 61% reduction from 2003 levels.

IPL believes that it will be able to comply with federal CAIR Phase I for NOx without any material additional capital expenditures. Recent installation of CCT at its Petersburg Unit 3 and Harding Street Unit 7 generating stations, along with IPL’s plan to upgrade existing CCT at its Petersburg generating station on Unit 4, will help it to meet the requirements of federal CAIR Phase I for SO2. It is unclear at this time what actions may be required to achieve compliance with federal CAIR Phase II reductions, if Phase II becomes effective. It is also unclear at this time what actions may be required to achieve compliance after EPA revises federal CAIR rules pursuant to the D.C. Circuit Court’s order.

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

In February 2008, the U.S. Court of Appeals for the D.C. Circuit vacated the federal CAMR, requiring the EPA to reconsider the new mercury emissions rule and presumably adopt a new rule which presumably will not include a “cap and trade” program. Subsequently, in July 2008, the Indiana Office of the Attorney General issued an Advisory Letter No. 08-17 regarding implementation and enforcement of the Indiana CAMR, which resulted in the IDEM providing a formal opinion that the Indiana CAMR should not be enforced. As a result, IPL will not be required to meet either the mercury emission reduction requirements or install mercury monitors until such time as there is either judicial or regulatory finality. In October 2008, the EPA filed a petition with the U.S. Supreme Court requesting that it review the February 2008 decision.

If the current Indiana CAMR becomes effective, IPL does not believe, based on currently known information, it will be required to install mercury specific emissions controls during Phase I. Instead IPL believes, based on currently known information, IPL will meet the Phase I mercury emissions reduction requirements with existing pollution control equipment such as flue gas desulfurization systems, selective catalytic reduction, and precipitators. It is possible IPL will be required to install mercury specific emissions controls once the new, likely more stringent federal rule is promulgated.

Clean Coal Technology Filings

In April 2008, in response to a petition IPL filed, the IURC issued an order approving recovery of capital expenditures of approximately $92.7 million over three years through its ECCRA filings. The $92.7 million approved by the IURC includes $90.0 million to install and/or upgrade CCT to further reduce SO2 and mercury emissions at IPL’s Petersburg generating station and $2.7 million for mercury emissions monitoring equipment at its coal-fired power plants. IPL currently estimate the installation and/or upgrade of CCT to further reduce SO2 and mercury emissions at its Petersburg generating station will cost approximately $98.5 million. IPL intends to seek recovery of any costs incurred on this project above the currently authorized $90.0 million; however, there can be no assurance that such recovery will be granted.

The targeted in service date of CCT to further reduce SO2 and mercury emissions at its Petersburg generating station is 2011, with the majority of the construction expenditures occurring in 2010 and 2011. Given that the mercury monitoring requirements under the Indiana CAMR are uncertain as a result of the federal CAMR being vacated and the opinion letter from the Indiana Office of Attorney General, as discussed in “Environmental Matters - Clean Air Mercury Rule,” IPL has suspended its plan to install mercury monitors until there is greater regulatory clarity around its obligations.

14. RELATED PARTY TRANSACTIONS

IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. IPL is not self-insured on property insurance with the exception of a $1 million self-insured retention per occurrence. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third party insurance company. The premiums paid to this third party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by the third party administrator. This trust fund pays aggregate claims up to $25 million. Claims above the $25 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies provide coverage of $600 million per occurrence. The cost to IPL of coverage under this program was approximately $3.6 million, $3.3 million, and $3.1 million in 2008, 2007, and 2006, respectively, and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2008 and 2007, IPL had prepaid approximately $1.7 million and $1.6 million, respectively, which are recorded in Prepayments and other current assets on the accompanying consolidated balance sheets.

IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. Health insurance costs have risen significantly during the last few years. The cost of coverage under this program was approximately $21.0 million, $20.5 million and $19.4 million in 2008, 2007 and 2006, respectively and is recorded in Other operating expenses on the accompanying consolidated statements of income. As of December 31, 2008 and 2007 IPL had prepaid approximately $2.9 million and $1.9 million for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying consolidated balance sheets.

In the first quarter of 2008, IPL exchanged 20,661 SO2 environmental air emissions allowances for 20,718 SO2 environmental air emissions allowances with wholly-owned subsidiaries of AES. Because the transactions lacked commercial substance and were between entities under common control, the exchanges have been accounted for by IPL at their historical cost. This transaction did not have a material impact on IPL’s results of operations, financial condition, or cash flows. In the third quarter of 2006, IPL purchased, from a wholly-owned subsidiary of AES, 3,200 SO2 vintage 2006 air emissions allowances at current market prices, totaling $2.0 million.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries, including IPL. Under a tax sharing agreement with IPALCO, IPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method.  IPL had a receivable/(payable) balance under this agreement of ($1.4) million and $7.0 million as of December 31, 2008, and 2007, respectively.

Long-term Compensation Plan

During 2008 and 2007, most of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. Benefits under this plan are granted in the form of performance units payable in cash, AES restricted stock units and options to purchase shares of AES common stock. All three of such components granted to non-union employees of IPL vest in thirds over a three year period and the terms of the AES restricted stock units also include a five year minimum holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during both 2008 and 2007 was $3.0 million, and was included in Other Operating Expenses on IPL’s consolidated statements of income. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPL’s consolidated balance sheets in accordance with Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”.

See also “The AES Retirement Savings Plan” included in Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPL for a description of benefits awarded to IPL employees by AES under the RSP.

15. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. All of IPL’s current business consists of the generation, transmission, distribution and sale of electric energy, and therefore IPL had only one reportable segment

16. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2008 and 2007, by quarter, are as follows:

	2008
	March 31	June 30	September 30	December 31
	(In Thousands)
Utility operating revenue	$249,033	$267,328	$287,973	$274,779
Utility operating income	36,491	42,926	54,620	47,856
Net income	22,262	28,573	41,149	31,097

	2007
	March 31	June 30	September 30	December 31
	(In Thousands)
Utility operating revenue	$262,637	$258,430	$274,327	$257,233
Utility operating income	53,144	51,358	56,937	48,979
Net income	41,753	40,593	45,751	36,169

The quarterly figures reflect seasonal and weather-related fluctuations that are normal to IPL’s operations.

**********

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 7, 2007, the Boards of Directors of IPALCO Enterprises, Inc. and Indianapolis Power & Light Company decided that following the completion of the audit for the fiscal year ending December 31, 2007, we would terminate the engagement of Deloitte & Touche LLP, as our independent registered public accounting firm. On April 18, 2008, upon completion of audit services related to Indianapolis Power & Light Company’s filing of Federal Energy Regulatory Commission Form No. 1, Deloitte completed its audit services for the Companies for the fiscal year ended December 31, 2007.

Deloitte’s audit reports dated March 24, 2008 on our consolidated financial statements as of and for the years ended December 31, 2007 and December 31, 2006 included in our Annual Report on Form 10-K for the year ended December 31, 2007 did not contain adverse opinions or disclaimers of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the 2007 reports included explanatory paragraphs indicating (i) as discussed in Notes 3 and 11 to the consolidated financial statements, the Companies adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007 and (ii) as discussed in Note 12 to the consolidated financial statements, the Companies adopted the recognition and related disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R, which changed the method of accounting for and the disclosures regarding pension and postretirement benefits.

During the years ended December 31, 2007 and December 31, 2006, and the subsequent interim period through April 18, 2008, there were no: (i) disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures within the meaning of item 304(a)(1)(iv) of Regulation S-K, which, if not resolved to its satisfaction, would have caused Deloitte to make reference thereto in connection with its reports on our consolidated financial statements for such years, or (ii) reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)).

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of December 31, 2008. Indianapolis Power & Light Company’s management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of December 31, 2008, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management for the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO).

Management’s Conclusion on Internal Control over Financial Reporting

Management has concluded that, as of December 31, 2008, the Company maintained effective internal controls over financial reporting.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable pursuant to General Instruction I of the Form 10-K

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable pursuant to General Instruction I of the Form 10-K

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Financial Audit Committee of the AES Corporation pre-approved the audit and non-audit services provided by the independent auditors for 2008 and 2007 for itself and its subsidiaries, including IPALCO Enterprises, Inc. and its subsidiaries. The AES Financial Audit Committee maintained its policy established in 2002 within which to judge if the independent auditor may be eligible to provide certain services outside of its main role as outside auditor. Services within the established framework include audit and related services and certain tax services. Services outside of the framework require AES Financial Audit Committee approval prior to the performance of the service. The Sarbanes-Oxley Act of 2002 addresses auditor independence and this framework is consistent with the provisions of the Act. No services performed by the independent auditor with respect to IPALCO and its subsidiaries were approved after the fact by the AES Financial Audit Committee other than those that were considered to be de minimis and approved in accordance with Regulation 2-01 (c)(7)(i)(c) to Regulation S-X of the Exchange.

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

The following table lists fees billed to IPALCO for products and services provided by our principal accountants:

	Years Ended December 31,
	2008	2007

Audit Fees	$830,500	$1,326,104
Audit Related Fees:
Fees for the audit of IPL’s employee benefit plans	60,300	55,175
Assurance services for debt offering documents	56,310	35,434
Total Principal Accounting Fees and Services	$947,110	$1,416,713

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

Fifty-Fourth Supplemental Indenture dated as of June 1, 2007 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2007 Form 10-Q)

4.5	Indenture between IPALCO Enterprises, Inc. and The Bank of New York Trust Company, N.A., as Trustee, dated April 15, 2008 for the 7.25% Senior Secured Notes Due 2016. (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s April 17, 2008 Form 8-K)
4.6	Indenture Supplement between IPALCO Enterprises, Inc. and The Bank of New York Trust Company, N.A., as Trustee, dated April 15, 2008, to the Indenture of Trust between IPALCO Enterprises, Inc. and The Bank of New York Trust Company dated November 14, 2001. (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s April 17, 2008 Form 8-K)
4.7	Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Trust Company, N.A., as Collateral Agent, dated April 15, 2008 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Trust Company dated November 14, 2001. (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s April 17, 2008 Form 8-K)
10.1	Interconnection Agreement, dated April 1, 2008, between American Electric Power Service Corporation, as agent for Indiana Michigan Power Company, and IPL
10.4*	Interconnection Agreement dated December 2, 1969, between IPL and Southern Indiana Gas and Electric Company as modified through Modification Number 11
10.5*	Interconnection Agreement dated December 1, 1981, between IPL and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification 6
10.6	Tenth supplemental agreement to interconnection agreement between IPL and PSI Energy, Inc., dated as of June 26, 2002, amending and completely restating prior agreements. (Incorporated by reference to Exhibit No. 10.2 to IPALCO’s September 30, 2002 Form 10-Q)
10.7*	IPALCO 1991 Directors Stock Option Plan
10.8*	IPALCO 1999 Stock Incentive Plan
10.9	Credit agreement by and among Indianapolis Power & Light Company, the various financial institutions party hereto, National City Bank of Indiana, as Syndication Agent, and LaSalle Bank National Association, as Administrative Agent, dated as of May 16, 2006. (Incorporated by reference to Exhibit 10.1 to IPALCO’s March 31, 2006 Form 10-Q)
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certification required by Rule 13a-14(b) or 15d-14(b).
99.1*	Receivables Purchase Agreement between IPL and IPL Funding Corporation dated December 20, 1996
99.2	First Amendment, Dated as of October 27, 2004, to Amended and Restated Receivables Sale Agreement, Dated as of July 20, 2004 (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s September 30, 2004 Form 10-Q)
99.3*	Indemnity Agreement dated as of December 20, 1996, between IPL and ABN AMRO Bank N.V., as the agent
99.4*	Subordination Agreement dated as of December 20, 1996, between IPL, IPL Funding Corporation and ABN AMRO Bank N.V., as the agent
99.5*	Revolving Subordinated Promissory Note between IPL Funding Corporation and IPL dated December 20, 1996
99.6	Remarketing Agreement between IPL and J.P. Morgan Securities, Inc. dated September 30, 1997 for the remarketing of the $40,000,000 City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds, Adjustable Rate Tender Securities (ARTS)SM, Series 1995B (Incorporated by reference to Exhibit No. 99.6 to IPALCO’s 2007 Form 10-K)
99.7	Amended and Restated Receivables Sale Agreement, Dated as of July 20, 2004, Among IPL Funding Corporation, ABN AMRO Bank N.V., the Liquidity Providers from time to time Parties Thereto and Windmill Funding Corporation (Incorporated by reference to IPALCO’s June 30, 2004 Form 10-Q)
99.8	Fourth Amendment dated May 30, 2006 to Amended and Restated Receivables Sale Agreement Dated as of July 20, 2004. (Incorporated by reference to Exhibit No. 99.1 to IPALCO’s June 30, 2006 Form 10-Q)
99.9	Fifth Amendment dated May 29, 2007 to Amended and Restated Receivables Sale Agreement Dated as of July 20, 2004. (Incorporated by reference to Exhibit No. 99.1 to IPALCO’s June 30, 2007 Form 10-Q)
99.10	Sixth Amendment dated as of May 27, 2008 to Amended and Restated Receivables Sale Agreement Dated as of July 20, 2004. (Incorporated by reference to Exhibit No. 99.1 to IPALCO’s June 30, 2008 Form 10-Q)
99.11	Amendment of Remarketing Agreement dated as of July 10, 2008, by and between Indianapolis Power & Light Company and J.P. Morgan Securities, Inc. to amend the Remarketing Agreement between IPL and J.P. Morgan Securities, Inc. dated September 30, 1997 for the remarketing of the $40,000,000 City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds, Adjustable Rate Tender Securities (ARTS)SM, Series 1995B. (Incorporated by reference to Exhibit No. 99.2 to IPALCO’s June 30, 2008 Form 10-Q)
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

SCHEDULE I - Condensed Financial Information of Registrant

IPALCO ENTERPRISES, INC.
SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Unconsolidated Balance Sheets
As of December 31, 2008 and 2007
(In Thousands)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,866	$478
Net income tax receivable	337	-
Short-term investments	-	1,100
Prepayments and other current assets	66	50
Total current assets	3,269	1,628

OTHER ASSETS:
Investment in subsidiaries	757,868	741,107
Other investments	2,260	2,620
Deferred financing costs	8,438	3,221
Total other assets	768,566	746,948
TOTAL	$771,835	$748,576

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Paid in capital	$8,624	$6,778
Accumulated deficit	(18,533)	(18,016)
Total common shareholder’s deficit	(9,909)	(11,238)
Long-term debt	769,506	375,000
Total capitalization	759,597	363,762

CURRENT LIABILITIES:
Current portion of long-term debt	-	375,000
Accounts payable and accrued expenses	210	402
Accrued income taxes	-	252
Accrued interest	11,384	8,146
Total current liabilities	11,594	383,800

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:	644	1,014
TOTAL	$771,835	$748,576

See notes to SCHEDULE I.

IPALCO ENTERPRISES, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Unconsolidated Statements of Income
For the Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	2008	2007	2006

Equity in earnings of subsidiaries	$119,920	$162,111	$131,116
Income tax benefit - net	31,801	26,065	26,890
Interest on long-term debt	(76,078)	(63,750)	(63,750)
Amortization of redemption premiums and expense on debt	(2,182)	(1,320)	(1,224)
Other - net	(2,009)	(990)	(616)
NET INCOME	$71,452	$122,116	$92,416

See notes to SCHEDULE I.

IPALCO ENTERPRISES, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Unconsolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	2008	2007	2006

CASH FLOWS FROM OPERATIONS:
Net income	$71,452	$122,116	$92,416
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(119,903)	(162,087)	(131,036)
Cash dividends received from subsidiary companies	104,547	117,637	140,292
Depreciation and amortization	2,182	1,239	1,225
Deferred income taxes and investment tax credit adjustments - net	(305)	(88)	(8)
Tender fees expensed as interest	13,852	-	-
Change in certain assets and liabilities:
Income taxes receivable or payable	(589)	6,524	(8,151)
Accounts payable and accrued expenses	(212)	251	(442)
Accrued interest	3,238	-	-
Other - net	402	(4)	(172)
Net cash provided by operating activities	74,664	85,588	94,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(6,770)	(10,000)	(25,450)
Proceeds from sales and maturities of short-term investments	7,870	10,591	25,320
Investment in subsidiaries	-	-	(1,700)
Net cash used in investing activities	1,100	591	(1,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowing	394,105	-	-
Retirement of long-term debt	(388,852)	-	-
Dividends on common stock	(71,558)	(85,762)	(92,472)
Other - net	(7,071)	-	-
Net cash used in financing activities	(73,376)	(85,762)	(92,472)
Net change in cash and cash equivalents	2,388	417	(178)
Cash and cash equivalents at beginning of period	478	61	239
Cash and cash equivalents at end of period	$2,866	$478	$61

See notes to SCHEDULE I.

IPALCO ENTERPRISES, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Notes to SCHEDULE I

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for Subsidiaries and Affiliates - IPALCO Enterprises, Inc. has accounted for the earnings of its subsidiaries on the equity method in the unconsolidated condensed financial information.

2. INDEBTEDNESS

The following table presents IPALCO’s long-term indebtedness as of December 31, 2008 and 2007:

Series	Due	December 31,
		2008	2007
		(In Thousands)
Long-term Debt
8.375% Senior Secured Notes	November 2008	$-	$375,000
8.625% Senior Secured Notes	November 2011	375,000	375,000
7.250% Senior Secured Notes	April 2016	400,000	-
Unamortized discount - net		(5,494)	-
Total Long-term Debt		769,506	750,000
Less: Current Portion of Long-term Debt		-	375,000
Net Long-term Debt		$769,506	$375,000

Long-term Debt

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

The 2016 IPALCO Notes were sold at 98.526% of par resulting in net proceeds of $394.1 million. The $5.9 million discount is being amortized through 2016 using the effective interest method. We used these net proceeds to repurchase all of the outstanding 2008 IPALCO Notes tendered in the Tender Offer and the subsequent redemption of all remaining notes not tendered. The proceeds were also used to pay the early tender premium of $13.9 million (included in Interest on long-term debt in the accompanying Consolidated Statements of Income) and other fees and expenses related to the Tender Offer and the redemption of the 2008 IPALCO Notes and the issuance of the 2016 IPALCO Notes.

The 2016 IPALCO Notes are secured by IPALCO’s pledge of all of the outstanding common stock of IPL. The lien on the pledged shares will be shared equally and ratably with IPALCO’s existing senior secured notes. IPALCO has entered into a Pledge Agreement Supplement with The Bank of New York Trust Company, N.A., as Collateral Agent, dated April 15, 2008 to the Pledge Agreement between IPALCO and The Bank of New York Trust Company, NA. as successor Collateral Agent dated November 14, 2001.

Debt Maturities

Maturities on indebtedness subsequent to December 31, 2008 are as follows:

Year	Amount
(In Thousands)
2009	$-
2010	-
2011	375,000
2012	-
2013	-
Thereafter	400,000
Total	$775,000

SCHEDULE II - Valuation and Qualifying Accounts and Reserves

IPALCO ENTERPRISES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

Column A - Description	Column B - Balance at Beginning of Period	Column C - Additions		Column D - Deductions - Net Write-offs	Column E - Balance at End of Period
		Charged to Income	Charged to Other Accounts
Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$1,882	$4,227	$-	$4,308	$1,801

Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$1,802	$4,068	$-	$3,988	$1,882

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$1,740	$3,787	$-	$3,725	$1,802

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

Column A - Description	Column B - Balance at Beginning of Period	Column C - Additions		Column D - Deductions - Net Write-offs	Column E - Balance at End of Period
		Charged to Income	Charged to Other Accounts
Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$1,882	$4,227	$-	$4,308	$1,801

Year ended December 31, 2007
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$1,802	$4,068	$-	$3,988	$1,882

Year ended December 31, 2006
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$1,740	$3,787	$-	$3,725	$1,802

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
(Registrant)

Date:	February 26, 2009	By:	/s/ Ann D. Murtlow
Ann D. Murtlow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Ann D. Murtlow
Ann D. Murtlow	President, Chief Executive Officer and Director of IPALCO (Principal Executive Officer)	February 26, 2009

/s/ Edward C. Hall III
Edward C. Hall III	Chairman of the Board of IPALCO and Executive Vice President, Regional President for North America of AES	February 26, 2009

Stephen R. Corwell	Director of IPALCO	February 26, 2009

/s/ Ronald E. Talbot
Ronald E. Talbot	Director of IPALCO and Senior Vice President, Power Supply of IPL	February 26, 2009

/s/ Richard Santoroski
Richard Santoroski	Director of IPALCO and Vice President, Global Risk & Commodity Organization of AES	February 26, 2009

Kenneth Uva	Director of IPALCO	February 26, 2009

/s/ Kirk B. Michael
Kirk B. Michael	Vice President and Chief Financial Officer of IPALCO (Principal Financial Officer)	February 26, 2009
/s/ Kurt Tornquist
Kurt Tornquist	Vice President and Controller of IPALCO (Principal Accounting Officer)	February 26, 2009

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders