Form 10-Q
period 2009-03-31
IPALCO ENTERPRISES, INC.
filed 2009-05-08
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

At May 7, 2009, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 2009

TABLE OF CONTENTS

Item No.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION
1.	Financial Statements:
Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2009 and 2008
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Month Ended March, 2009 and 2008
Notes to Unaudited Condensed Consolidated Financial Statements
1B.	Defined Terms
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosure About Market Risk
4.	Controls and Procedures

PART II - OTHER INFORMATION
1.	Legal Proceedings
1A.	Risk Factors
2.	Unregistered Sales of Equity Securities and Use of Proceeds
3.	Defaults Upon Senior Securities
4.	Submission of Matters to a Vote of Security Holders
5.	Other Information
6.	Exhibits

SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, in particular, the statements about our plans, strategies and prospects under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I - Financial Information of this Form 10-Q. Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words “could,” “may,” “predict,” “anticipate,” “would,” “believe,” “estimate,” “expect,” “forecast,” “project,” “objective,” “intend,” “continue,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements.

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
  decreases in the value of pension plan assets, increases in pension plan expenses and our ability to fund defined benefit pension and other post-retirement plans ;
  changes in financial or regulatory accounting policies;
  environmental matters, including costs of compliance with current and future environmental requirements;
  interest rates and other costs of capital;
  the availability of capital;
  labor strikes or other workforce factors;
  facility or equipment maintenance, repairs and capital expenditures;
  local economic conditions, including the fact that the economy has recently been in decline and faces considerable uncertainty for the foreseeable future which further increases many of the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2008;
  acts of terrorism, acts of war, pandemic events or natural disasters such as floods, earthquakes, tornadoes, ice storms or other catastrophic events;
  costs and effects of legal and administrative proceedings, settlements, investigations and claims and the ultimate disposition of litigation;
  issues related to our participation in the Midwest Independent Transmission System Operator, Inc., including recovery of costs incurred; and
  product development and technology changes.

Most of these factors affect us through our consolidated subsidiary Indianapolis Power & Light Company. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. Except as required of the federal securities laws, we undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future events or otherwise.

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In Thousands)

	Three Months Ended
	March 31,
	2009	2008

UTILITY OPERATING REVENUES	$289,728	$249,033

UTILITY OPERATING EXPENSES:
Operation:
Fuel	81,590	65,132
Other operating expenses	52,609	45,353
Power purchased	13,285	14,877
Maintenance	22,024	23,639
Depreciation and amortization	40,285	36,907
Taxes other than income taxes	8,663	10,920
Income taxes-net	22,522	15,714
Total utility operating expenses	240,978	212,542
UTILITY OPERATING INCOME	48,750	36,491

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	419	234
Miscellaneous income and (deductions) - net	228	(1,018)
Income tax benefit - net	6,207	7,220
Total other income and (deductions) - net	6,854	6,436

INTEREST AND OTHER CHARGES:
Interest on long-term debt	30,458	29,984
Other interest	459	214
Allowance for borrowed funds used during construction	(303)	(463)
Amortization of redemption premiums and expense on debt	886	755
Total interest and other charges-net	31,500	30,490
NET INCOME	24,104	12,437

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803

NET INCOME APPLICABLE TO COMMON STOCK	$23,301	$11,634

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)

	March 31,	December 31,
	2009	2008
ASSETS
UTILITY PLANT:
Utility plant in service	$3,948,521	$3,919,710
Less accumulated depreciation	1,706,032	1,677,496
Utility plant in service - net	2,242,489	2,242,214
Construction work in progress	77,041	86,858
Spare parts inventory	12,327	11,053
Property held for future use	991	947
Utility plant - net	2,332,848	2,341,072

OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	698	698
Other investments	9,794	9,886
Other assets - net	10,492	10,584

CURRENT ASSETS:
Cash and cash equivalents	41,244	16,509
Short-term investments	13,050	41,550
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $2,776 and $1,801, respectively)	80,593	86,876
Fuel - at average cost	35,351	31,119
Materials and supplies - at average cost	48,342	47,917
Financial Transmission Rights	1,552	5,298
Deferred tax asset - current	12,052	8,531
Regulatory assets	6,331	17,345
Prepayments and other current assets	13,402	9,216
Total current assets	251,917	264,361

DEFERRED DEBITS:
Regulatory assets	447,163	461,729
Miscellaneous	24,023	24,665
Total deferred debits	471,186	486,394
TOTAL	$3,066,443	$3,102,411

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Pain in Capital	8,920	8,624
Accumulated deficit	(50,532)	(18,533)
Total common shareholder’s deficit	(41,612)	(9,909)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,666,237	1,666,085
Total capitalization	1,684,409	1,715,960

CURRENT LIABILITIES:
Short-term and current portion of long-term debt	11,191	52,691
Accounts payable	65,425	69,599
Accrued expenses	29,259	22,473
Accrued real estate and personal property taxes	28,957	26,812
Regulatory liabilities	7,084	5,735
Accrued income taxes	28,511	1,027
Accrued interest	45,038	28,168
Customer deposits	17,374	16,928
Other current liabilities	9,291	10,177
Total current liabilities	242,130	233,610

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Accumulated deferred income taxes - net	389,577	398,089
Non-current income tax liability	8,382	8,351
Regulatory liabilities	477,245	471,002
Unamortized investment tax credit	14,603	15,212
Accrued pension and other postretirement benefits	225,864	234,670
Miscellaneous	24,233	25,517
Total deferred credits and other long-term liabilities	1,139,904	1,152,841

COMMITMENTS AND CONTINGENCIES (Note 7)
TOTAL	$3,066,443	$3,102,411

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATIONS:
Net income	$24,104	$12,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,805	38,552
Amortization of regulatory assets	1,695	(564)
Deferred income taxes and investment tax credit adjustments - net	(11,191)	(4,550)
Emissions allowance expense	-	(311)
Gains on sales and exchange of environmental emissions allowances	(69)	(549)
Allowance for equity funds used during construction	(359)	(202)
Change in certain assets and liabilities:
Accounts receivable	6,282	(7,252)
Fuel, materials and supplies	(5,180)	3,881
Income taxes receivable or payable	27,506	13,044
Accounts payable and accrued expenses	7,493	9,223
Accrued real estate and personal property taxes	2,145	5,249
Accrued interest	16,870	18,281
Pension and other postretirement benefit expenses	(8,807)	693
Short-term and long-term regulatory assets and liabilities	23,251	26,291
Other - net	(2,060)	776
Net cash provided by operating activities	121,485	114,999

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(27,032)	(27,091)
Purchase of short-term investments	-	(42,918)
Proceeds from sales and maturities of short-term investments	29,400	35,975
Proceeds from sales of assets	69	541
Other	(1,436)	(854)
Net cash used in investing activities	1,001	(34,347)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	8,000	8,500
Short-term debt repayments	(49,500)	(9,500)
Dividends on common stock	(55,300)	(18,761)
Preferred dividends of subsidiary	(803)	(803)
Other	(148)	(266)
Net cash cash used in financing activities	(97,751)	(20,830)
Net change in cash and cash equivalents	24,735	59,822
Cash and cash equivalents at beginning of period	16,509	7,743
Cash and cash equivalents at end of period	$41,244	$67,565

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$13,816	$11,779
Income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

For a list of certain abbreviations or acronyms used in the Notes to Unaudited Condensed Consolidated Financial Statements, see “Item 1B. Defined Terms” included in Part I - Financial Information of this Form 10-Q.

1. ORGANIZATION

IPALCO Enterprises, Inc. is a holding company incorporated under the laws of the state of Indiana. IPALCO is a wholly-owned subsidiary of The AES Corporation. IPALCO was acquired by AES in March 2001. IPALCO owns all of the outstanding common stock of its subsidiaries. Substantially all of IPALCO’s business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, Indianapolis Power & Light Company. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and a separately-sited combustion turbine that are all used for generating electricity. IPL’s net electric generation capability for winter and summer is 3,492 MW and 3,353 MW, respectively.  IPALCO’s other direct subsidiary is Mid-America Capital Resources, Inc. Mid-America is the holding company for IPALCO’s unregulated activities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of IPALCO, IPL and Mid-America. All significant intercompany amounts have been eliminated. The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited financial statements have been prepared in accordance with the accounting policies described in IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2008 and should be read in conjunction therewith. Certain prior period amounts have been reclassified to conform to current year presentation.

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

New Accounting Pronouncements

Statement of Financial Accounting Standards 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”

In December 2007, the Financial Accounting Standards Board issued SFAS 160 establishing accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 is effective for IPALCO beginning January 1, 2009 and must be applied to all periods presented in the financial statements. In accordance with SFAS 160, we have changed the presentation on IPALCO’s Unaudited Condensed Consolidated Statements of Income to show the dividends related to those shares are now being presented as a deduction from Net Income to arrive at Net Income Applicable to Common Stock

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS 161 which requires additional disclosures about derivatives, but does not change the method of accounting for derivatives. The additional disclosures include: the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on an entity’s financial position, operations, and cash flows. Contracts that meet the criteria for and that are designated under the normal purchases and normal sales exception are not recorded at fair value and are not included in the disclosure requirements of SFAS 161. SFAS 161 is effective for IPALCO beginning January 1, 2009. The guidance for SFAS 161 also states that the provisions of the Statement need not be applied to immaterial items. IPALCO engages in limited derivative and hedging activities. Additionally, IPALCO’s larger derivative items both qualify for regulatory treatment under SFAS 71 “Accounting for the Effect of Certain Types of Regulation” and therefore any unrealized gains or losses related to those items are deferred as regulatory assets or liabilities instead of being recognized in the statements of income. As a result, we have determined that our derivative items are not material to our financial statements at this time and have therefore excluded the additional disclosures of SFAS 161. Please refer to Note 4 of this Quarterly Report on Form 10-Q and/or IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2008 for more information related to IPALCO’s derivative activities.

3. REGULATORY MATTERS

Basic Rates and Charges

IPL’s basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes and include a fair return on the fair value of the utility property used and useful in providing service to customers. Pursuant to statute, the Indiana Utility Regulatory Commission is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years, but the IURC has the authority to review the rates of any utility at any time it chooses. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. IPL’s basic rates and charges were last adjusted in 1996.

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

In IPL’s two most recently approved FAC filings (FAC 81 and 82), the IURC found that its rolling annual jurisdictional retail electric net operating income was lower than the authorized annual jurisdictional net operating income. In addition, in IPL’s March 2009 FAC filing (FAC 83), which has not yet been approved by the IURC, IPL’s rolling annual jurisdictional retail electric net operating income was also calculated to be lower than the authorized annual jurisdictional net operating income for the twelve months ended January 31, 2009. However, in IPL’s FAC 76 through 80 filings, the IURC found that its rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. Because IPL has a cumulative net operating income deficiency, it has not been required to make customer refunds in its FAC proceedings. However, in an effort to allay concerns raised by the IURC regarding IPL’s level of earnings, in IPL’s IURC approved FAC 79 and 80, IPL provided voluntary credits to its retail customers totaling $30 million and $2 million, respectively. IPL recorded a $30 million deferred fuel regulatory liability in March 2008 and a $2 million deferred fuel regulatory liability in June 2008, with corresponding and respective reductions against revenues for these voluntary credits. All of these credits have been applied in the form of offsets against fuel charges that customers would have otherwise been billed during June 1, 2008 through February 28, 2009.

Midwest Independent Transmission System Operator, Inc.

Midwest ISO’s Energy and Ancillary Services Markets Tariff

As a member of the Midwest ISO, we must comply with the Midwest ISO Tariff. The tariff has been amended from time to time to cover expansions of Midwest ISO’s operations. The tariff originally covered only transmission, but was amended to include terms and conditions of the Energy Market that was launched in April 2005 and the ASM launched in January 2009. Ancillary services are services required to reliably deliver electric power, and include such things as operating reserves and frequency control. Traditionally, each utility was required to provide these services themselves or purchase them from a third party. With the launch of the ASM, the buying and selling of ancillary services are able to be integrated with the existing Energy Market, thus providing greater efficiency in the delivery of these services and lower costs.

Midwest ISO Real Time Revenue Sufficiency Guarantee

The Midwest ISO collects RSG First Pass charges from market participants that cause additional generation to be dispatched when the costs of such generation are not recovered. Over the past two years, there have been disagreements between interested parties regarding the calculation methodology for RSG charges and the Midwest ISO has changed their methodology multiple times. In December 2008, the Midwest ISO filed with the FERC its proposed revisions and clarifications to the calculation of the RSG charges and has since begun to use its new methodology in January 2009, including making resettlements of previous calculations. The Midwest ISO is still awaiting a final FERC ruling on the proposed new Tariff and RSG methodology. IPL is currently able to recover the fuel portion of its RSG charges from its customers through its FAC proceedings and the remaining RSG charges are deferred as regulatory assets for future recovery. While there have been several rulings on the RSG issue by the FERC, we are still waiting for FERC’s final ruling on the Midwest ISO’s last methodology filing. The IURC’s orders in IPL’s FAC 77, FAC 78 and FAC 79 proceedings approved IPL’s FAC factor on an interim, subject to refund basis pending the outcome of the FERC proceeding regarding RSG charges and any subsequent appeals therefrom. While IPL cannot predict the outcome of the federal proceedings, any changes could impact our cash flows, but as long as such costs are still considered probable for future recovery, they will not impact our operating results.

Financing Order

Please see Note 5, “Indebtedness” for information regarding approval from the IURC to refinance our variable rate debt.

4. FAIR VALUE MEASUREMENTS

IPALCO did not have any assets or liabilities measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the periods covered by this report. In accordance with SFAS No. 157 “Fair Value Measurement”, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument. All of IPALCO’s derivatives which we measure at fair value on a recurring basis have been categorized as level 3 in the fair value hierarchy. For a discussion of the valuation techniques used to measure our financial assets and liabilities we measure at fair value on a recurring basis, please refer to IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2008.

Financial assets and liabilities recorded on the Unaudited Condensed Consolidated Balance Sheets are categorized based on the inputs to the valuation techniques as follows:

Level 1 - unadjusted quoted prices for identical assets or liabilities in an active market.

Level 2 - inputs from quoted prices in markets where trading occurs infrequently or quoted prices of instruments with similar attributes in active markets.

Level 3 - unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The following table presents the financial assets and liabilities we measure at fair value on a recurring basis, based on the fair value hierarchy as of March 31, 2009:

	Fair Value Measurements at March 31, 2009, Using
	Level 1	Level 2	Level 3
	(In Thousands)
Financial assets:
Short-term investments	$-	$-	$13,050
Financial transmission rights	-	-	1,552
Total financial assets measured at fair value	$-	$-	$14,602

Financial liabilities:
Interest rate swap	$-	$-	$8,764
Other derivative liabilities	-	-	220
Total financial liabilities measured at fair value	$-	$-	$8,984

The following table sets forth a reconciliation of financial instruments classified as Level 3 in the fair value hierarchy:

	Derivative Financial Instruments, net asset (liability)	Short-term Investments	Total
	(In Thousands)
Balance at January 1, 2009	$(4,814)	$41,550	$36,736
Unrealized gains (losses) recognized in earnings	(27)	-	(27)
Unrealized gain recognized as a regulatory liability	709	-	709
Issuances and settlements, net	(3,300)	(28,500)	(31,800)
Balance at March 31, 2009	$(7,432)	$13,050	$5,618

5. INDEBTEDNESS

Financing Order

In January 2009, the IURC issued an order approving IPL’s financing petition filed in August 2008. The order grants IPL the authority to enter into capital lease obligations not to exceed an aggregate principal amount of $10.0 million outstanding at any one time and to refinance, if appropriate, four variable rate debt issues currently outstanding totaling $171.9 million, at any time throughout the period ending December 31, 2010. The variable rate debt includes three series whose interest rates are set in a weekly auction rate process and one series that is set based on a weekly remarketed rate. Given the volatility in the capital markets, IPL will continue to evaluate its alternatives with regard to refinancing this debt.

Variable-Rate Unsecured Debt

As described in our 2008 Form 10-K, IPL is liable for interest and principal on IPL’s $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project. Interest on the 1995B Bonds varies with the tax-exempt weekly rate reset through a remarketing process. During 2008, $39.6 million of the 1995B Bonds were not remarketed and were tendered to the trustee. In accordance with the terms of IPL’s committed liquidity facility, the trustee drew $39.7 million against this facility to fund the tender and related accrued interest. IPL also has in place an interest rate swap agreement which was entered into to hedge our interest rate exposure on the 1995B Bonds. As a result of the 1995B Bonds not being remarketed, the swap counterparty exercised its right to pay interest to IPL at the alternative floating rate on the 1995B Bonds which were not remarketed. During March 2009, $28.5 million of the failed 1995B Bonds were successfully remarketed and the proceeds were used to repay the liquidity facility. The trustee held the remaining $11.1 million of the 1995B Bonds, which were not remarketed, on IPL’s behalf as of March 31, 2009. All of the 1995B Bonds remain outstanding and IPL continues to pay interest on them, even though IPL was the recipient of the interest on the $11.1 million that were not remarketed as of March 31, 2009. Additionally, IPL was liable for the $11.2 million draw on the liquidity facility.

As of March 31, 2009, IPL’s effective interest rate on the 1995B Bonds, including the liquidity facility and the interest rate swap agreement was approximately 6.47%. Our March 31, 2009 balance sheet reflects our obligation on the 1995B Bonds in long-term debt. Because management believed the 1995B Bonds would be remarketed or refinanced within one year, we are presenting the amount payable on the liquidity facility and our investment in the 1995B Bonds as current in our March 31, 2009 and December 31, 2008 balance sheets. In April 2009, all of the remaining $11.1 million of the 1995B Bonds were successfully remarketed and the proceeds were used to repay the liquidity facility.

When the 1995B Bonds are successfully remarketed and the alternative floating rate is not in effect, the interest rate is synthetically fixed at 5.21%. Effective May 6, 2009, as a result of the bond insurer’s recent credit downgrades, the swap counterparty again exercised its right to pay interest to IPL at the alternative floating rate. As a result, beginning May 6, 2009, IPL’s effective interest rate for the 1995B Bonds, including the interest rate swap agreement, increased from 5.21% to approximately 12.09%. Such rates reset weekly.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following tables present information relating to the Employees’ Retirement Plan of Indianapolis Power & Light Company and the Supplemental Retirement Plan of Indianapolis Power & Light Company, which are combined and shown as Pension Benefits. The following tables also present information relating to Other Postretirement Benefits:

	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
Net funded status of plans:
Net funded status at December 31, 2008, before tax adjustments	$(222,233)	$(13,083)
Net benefit cost components reflected in net funded status during quarter:
Service cost	(1,580)	(350)
Interest cost	(8,018)	(171)
Expected return on assets	6,307	-
Employer contributions during quarter	5,000	86
March 2009 postretirement actuarial adjustment(1)	-	7,802
Net funded status at March 31, 2009	$(220,794)	$(5,716)

Regulatory assets (liabilities) related to pensions (2):
Regulatory assets at December 31, 2008, before tax adjustments	$280,277	$390
March 2009 postretirement actuarial adjustment(1)	-	(7,802)
Amount reclassified through net benefit cost:
Amortization of prior service (cost) credit	(881)	39
Amortization of net actuarial (loss) gain	(4,070)	5
Regulatory assets (liabilities) at March 31, 2009, before tax adjustments	$275,326	$(7,368)

(1)See “Other Postretirement Employee Benefits and Expense” below.

(2)Amounts that would otherwise be charged/credited to Accumulated Other Comprehensive Income or Loss upon application of Statement of Financial Accounting Standards No. 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R” are recorded as a regulatory asset or liability because IPL has historically recovered and currently recovers pension and other postretirement benefit expenses in rates. These are unrecognized amounts yet to be recognized as components of net periodic benefit costs.

Pension Expense

The following table presents Net Periodic Benefit Cost information relating to the Pension Plans combined:

	For the Three Months Ended, March 31,
	2009	2008
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,580	$1,312
Interest cost	8,018	7,580
Expected return on plan assets	(6,037)	(7,873)
Amortization of prior service cost	881	717
Amortization of actuarial loss	4,070	342
Net periodic benefit cost	$8,512	$2,078

Other Postretirement Employee Benefits and Expense

In March 2009, IPL amended the Other Postretirement benefit plan by reducing the benefits offered to certain participants. As a result, IPL performed a remeasurement of its liability and net periodic benefit costs for 2009. The net effect of the amendment and remeasurement was a $7.8 million reduction in the other postretirement liability and a $1.5 million reduction in the 2009 other postretirement expense ($1.9 million on an annualized basis) as compared to before the remeasurement.

The following table presents Net Periodic Benefit Cost information relating to other postretirement benefits:

	For the Three Months Ended, March 31,
	2009	2008
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$350	$279
Interest cost	171	161
Amortization of prior service cost (credit)	(39)	(14)
Amortization of actuarial loss (gain)	(5)	(4)
Net periodic benefit cost	$477	$422

7. COMMITMENTS AND CONTINGENCIES

Legal

As of March 31, 2009 and December 31, 2008, IPL was a defendant in approximately 114 pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant” in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

It is possible that a material additional loss with regard to the asbestos lawsuits could be incurred. At this time, an estimate of additional loss cannot be made. IPL has settled a number of asbestos related lawsuits for amounts which, individually and in the aggregate, were not material to IPL or IPALCO’s results of operations, financial condition or cash flows. Historically, settlements paid on IPL’s behalf have been comprised of proceeds from one or more insurers along with comparatively smaller contributions by IPL. We are unable to estimate the number of, the effect of, or losses or range of loss which are reasonably possible from the pending lawsuits or any additional asbestos suits. Furthermore, we are unable to estimate the portion of a settlement amount, if any, that may be paid from any insurance coverage for any known or unknown claims. Accordingly, there is no assurance that the pending or any additional suits will not have a material adverse effect on IPALCO’s results of operations, financial condition or cash flows.

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

In addition, IPALCO and IPL are involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome will not have a material adverse effect on IPALCO’s results of operations, financial condition or cash flows.

Environmental

We are subject to various federal, state and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits, however, we do not believe any currently open investigations will result in fines material to our results of operations, financial condition or cash flows.

8. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. Utility net income for the three months ended March 31, 2009 and 2008 was $34.0 million and $21.5 million, respectively. The nonutility category primarily includes the 2008 IPALCO Notes, 2011 IPALCO Notes and 2016 IPALCO Notes; approximately $5.1 million and $5.2 million of nonutility cash and cash equivalents, as of March 31, 2009 and December 31, 2008, respectively; short-term and long-term nonutility investments (including a 4.4% ownership interest in EnerTech Capital Partners II L.P.) of $9.0 million at March 31, 2009 and December 31, 2008, respectively; and income taxes and interest related to those items. There was no nonutility operating income during the periods covered by this report. However, the nonutility operating segment had net losses of $9.9 million and $9.8 million for the three months ended March 31, 2009 and 2008, respectively. Nonutility assets represented less than 1% of IPALCO’s total assets as of March 31, 2009 and December 31, 2008. There were no nonutility capital expenditures during the three months ended March 31, 2009 and 2008. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

ITEM 1B. DEFINED TERMS

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report on Form 10-Q:

1995B Bonds	IPL's $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project
2008 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2008
2008 IPALCO Notes	$375 million of 8.375% (original coupon 7.375%) Senior Secured Notes due November 14, 2008
2011 IPALCO Notes	$375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011
2016 IPALCO Notes	$400 million of 7.25% Senior Secured Notes due April 1, 2016
AES	The AES Corporation
CAA	Clean Air Act
CO2	Carbon Dioxide
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FAC	Fuel Adjustment Charges
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
GAAP	Accounting Principles Generally Accepted in the United States of America
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hour
MW	Megawatt
Midwest ISO	Midwest Independent Transmission System Operator, Inc.
Mid-America	Mid-America Capital Resources, Inc.
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
RSG	Revenue Sufficiency Guarantee
SFAS 160	Statement of Financial Accounting Standards No. 88 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”
SFAS 161	Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”
SO2	Sulfur Dioxide
VEBA Trust	Voluntary Employee Beneficiary Association Trust

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the notes thereto included in “Item 1. Financial Statements” included in Part I - Financial Information of this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see “Cautionary Note Regarding Forward - Looking Statements” at the beginning of this Form 10-Q. For a list of certain abbreviations or acronyms used in this discussion, see “Item 1B. Defined Terms” included in Part I - Financial Information of this Form 10-Q.

Description of the Company

IPALCO is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is IPL, a regulated utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America, is the holding company for our unregulated activities. Mid-America’s only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund, with a recorded value of $6.8 million as of March 31, 2009 and December 31, 2008. Our business segments are utility and nonutility.

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

IMPACTS OF WEAK ECONOMIC CONDITIONS

The United States and global economies are experiencing significant turmoil, including a crisis in the credit markets, high inflation rates and significant losses in the equity markets. We believe that our core business benefits from relatively inelastic demand for electricity and from the fact that our retail sales are protected from competition as a result of our tariff. However, if the credit crisis is protracted, deteriorates further, or leads to a larger recession, such events could have a material adverse impact on our cash flows from operations and our liquidity and financial position. The following discussion is an update to and should be read in conjunction with the discussion included in “Impacts of Weak Economic Conditions” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2008 Form 10-K.

While currently not material to our liquidity or ability to service our debts, we nonetheless have been affected by the weak economic conditions. As described in our 2008 Form 10-K, IPL is liable for interest and principal on the 1995B Bonds. Interest on the 1995B Bonds varies with the tax-exempt weekly rate reset through a remarketing process. During 2008, $39.6 million of the 1995B Bonds were not remarketed and were tendered to the trustee. In accordance with the terms of IPL’s committed liquidity facility, the trustee drew $39.7 million against this facility to fund the tender and related accrued interest. IPL also has in place an interest rate swap agreement which was entered into to hedge our interest rate exposure on the 1995B Bonds. As a result of the 1995B Bonds not being remarketed, the swap counterparty exercised its right to pay interest to IPL at the alternative floating rate on the 1995B Bonds which were not remarketed. During March 2009, $28.5 million of the failed 1995B Bonds were successfully remarketed and the proceeds were used to repay the liquidity facility. The trustee held the remaining $11.1 million of the 1995B Bonds, which were not remarketed, on IPL’s behalf as of March 31, 2009. All of the 1995B Bonds remain outstanding and IPL continues to pay interest on them, even though IPL was the recipient of the interest on the $11.1 million that were not remarketed as of March 31, 2009. Additionally, IPL was liable for the $11.2 million draw on the liquidity facility. In April 2009, all of the remaining $11.1 million of the 1995B Bonds were successfully remarketed and the proceeds were used to repay the liquidity facility.

When the 1995B Bonds are successfully remarketed and the alternative floating rate is not in effect, the interest rate is synthetically fixed at 5.21%. Effective May 6, 2009, as a result of the bond insurer’s recent credit downgrades, the swap counterparty again exercised its right to pay interest to IPL at the alternative floating rate. As a result, beginning May 6, 2009, IPL’s effective interest rate for the 1995B Bonds, including the interest rate swap agreement, increased from 5.21% to approximately 12.09%. Such rates reset weekly.

As part of the overall weakened economy, there has been a significant decrease in average wholesale electric prices in our region, due primarily to the decline in demand for power and the decline in market prices of fuel (primarily natural gas and coal). Over the past five years, wholesale revenues represented 5.9% of our total electric revenue. Because most of our nonfuel costs are fixed in the short term, a decline in wholesale prices can have a significant impact on earnings. This is evidenced by the $3.6 million decrease in wholesale revenues experienced during the three months ended March 31, 2009 as compared to the same period in 2008, of which $6.5 million is from the price decline partially offset by a $2.9 million positive volume variance.

Results of Operations

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated expenses are not generated evenly by month during the year.

Comparison of three months ended March 31, 2009 and three months ended March 31, 2008

Utility Operating Revenues

Utility operating revenues during the three months ended March 31, 2009 increased by $40.7 million compared to the same period in 2008, which resulted from the following changes (dollars in thousands):

	Three months ended March 31,		Change	Percent Change
	2009	2008

Utility Operating Revenue
Retail Revenues	$273,083	$228,790	$44,293	19.4%
Wholesale Revenues	11,350	14,929	(3,579)	(24.0)%
Miscellaneous Revenues	5,295	5,314	(19)	(0.4)%
Total Utility Operating Revenues	$289,728	$249,033	$40,695	16.3%

Heating Degree Days
Actual	2,702	2,888	(186)	(6.4)%
30-year Average	2,873	2,873

The 16.3% increase in utility operating revenues was primarily due to a 19.4% increase in retail revenues. This increase was primarily due to a $30.0 million reduction against revenues recorded in the first quarter of 2008 to recognize credits offered by IPL to its retail customers. The credits, which were approved by the IURC, were offered by IPL to allay concerns raised by the IURC as to IPL’s level of earnings.

Excluding the effect of the $30.0 million of credits in 2008, retail revenues increased by 5.5% ($14.3 million) primarily due to a 12.4% increase in the weighted average price per kWh sold ($27.0 million), partially offset by a 6.1% decrease in the quantity of kWh sold ($12.7 million). The increase in the weighted average price of kWhs sold was primarily due to a $19.1 million increase in fuel revenues, which is offset by increased fuel and purchased power expenses attributable to serving our jurisdictional retail customers (see discussion in “Utility Operating Expenses”) and a $2.3 million increase in revenues related to our Clean Coal Technology projects. Also, our declining block rate structure generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes decrease as they did in 2009 compared to 2008, the weighted average price per kWh increases. The decrease in the quantity of retail kWhs sold was primarily due to the 6.4% decrease in heating degree days during the comparable periods.

The 24.0% decrease in wholesale revenues is primarily due to a 36.2% decrease in the weighted average price per kWh sold ($6.5 million), partially offset by a 19.1% increase in the quantity of kWh sold ($2.9 million). The increase in quantity was primarily due to the timing and duration of scheduled generating unit maintenance outages. The quantity and price of wholesale kWh sales are also impacted by the ability of our generation to be dispatched by the Midwest ISO at wholesale prices that are above our variable costs and the amount of electricity we have available to sell in the wholesale market. Our ability to be dispatched in the Midwest ISO market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended March 31, 2008 to the three months ended March 31, 2009 (in millions):

Operating Expenses for the three months ended March 31, 2008	$212.5
Increase in fuel costs	16.5
Increase in other operating expenses	7.3
Increase in income taxes - net	6.8
Decrease in taxes other than income taxes	(2.3)
Other miscellaneous variances	0.2
Operating Expenses for the three months ended March 31, 2009	$241.0

The $16.5 million increase in fuel costs is primarily due to a $17.7 million increase in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our FAC and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted (See also “Liquidity and Capital Resources - Regulatory Matters - Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income”). Deferred fuel costs are recorded in Fuel on the accompanying Unaudited Condensed Consolidated Statements of Income.

The increase in other operating expenses was primarily due to an increase in pension expense ($6.4 million). Net periodic benefit cost (pension expense) increased from $2.1 million in 2008 to $8.5 million in 2009. This increase was primarily due to an increase of $3.7 million in amortization of actuarial loss and a $1.8 million decrease in the expected return on plan assets. Both of these unfavorable variances are primarily the result of the significant decline in market value of our pension assets in 2008. This decline coupled with a decline in the discount rate used to value pension liabilities resulted in a $185.9 million net actuarial loss in 2008, which is being amortized into expense over 12 years in accordance with GAAP.

The $6.8 million increase in income tax expense was primarily due to an increase in pretax net operating income for the reasons previously described.

The $2.3 million decrease in taxes other than income taxes was primarily due to a decrease in the accrual for 2008 property taxes payable in 2009 adjusted to reflect tax rate and assessed value information recently communicated to us by the appropriate taxing authority.

Other Income and Deductions

Other income and deductions remained relatively flat for the three months ended March 31, 2009 as compared to the same period in 2008. Included in the variation is a $1.2 million increase in miscellaneous income and (deductions) - net due to a $0.8 million increase in interest income and various other individually immaterial items. This increase is partially offset by a $1.0 million decrease in the income tax benefit due to various individually immaterial items.

Interest and Other Charges

Interest and other charges also remained relatively flat for the three months ended March 31, 2009 as compared to the same period in 2008. We did however experience a $1.4 million increase in interest expense due to a weighted average increase in the amount of long-term debt we had outstanding and an increase in the amount outstanding on our $150 million credit facility in the comparable periods. These increases were partially offset by a $0.6 million decrease in interest expense due to a weighted average decrease in the interest rate on our long-term debt. Debt balances are higher as a result of the refinancing in 2008 of IPALCO’s $375 million of 8.375% (original coupon 7.375%) Senior Secured Notes due November 14, 2008 with $400 million of 7.25% Senior Secured Notes due April 1, 2016, and due to borrowings on our committed credit facility to fund the failed weekly remarketings of the 1995B Bonds.

Liquidity and Capital Resources

As of March 31, 2009, we had unrestricted cash and cash equivalents of $41.2 million. As of March 31, 2009, we also had available borrowing capacity of $108.7 million under our $150.0 million committed credit facility after outstanding borrowings, existing letters of credit and liquidity support for IPL’s 1995B Bonds, which are remarketed weekly. As of March 31, 2009, we have borrowed $11.2 million on our committed credit facility to support the 1995B Bonds, which have experienced unsuccessful remarketing, and the associated interest. As of May 7, 2009 there is no outstanding balance on IPL’s committed credit facility to support the 1995B Bonds. See “Impacts of Weak Economic Conditions” for further information on successful remarketing of the remaining 1995B Bonds. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the Federal Energy Regulatory Commission. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2010. We also have approval from the IURC to issue debt in an amount not to exceed an aggregate principal amount of $171.9 million to refinance, if deemed appropriate, four variable rate debt issues currently outstanding and to enter into capital lease obligations not to exceed an aggregate principal amount of $10 million outstanding at any one time at various times throughout the period ending December 31, 2010. However, we also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, short-term investments, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. As described previously, the current weak economic conditions may limit our access to cash in the capital markets, however we do not have any indebtedness maturing until 2011 or any major construction activity planned before 2010. Therefore, we do not anticipate a need to access the debt capital markets until at least 2010, although we may decide to do so, if terms are favorable and it is deemed economic.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditures totaled $27.0 million and $27.1 million for the three months ended March 31, 2009 and 2008, respectively. Construction expenditures during the first three months of 2009 and 2008 were financed with internally generated cash provided by operations and borrowings on our credit facilities.

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

Dividends

All of IPALCO’s outstanding common stock is held by AES. During the first three months of 2009 and 2008 we paid $55.3 million and $18.8 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $5.0 million and $0.3 million to the Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company in the first quarter of 2009 and 2008, respectively. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to revert back to IPL during 2009.

Capital Resources

Indebtedness

In January 2009, the IURC issued an order approving IPL’s financing petition filed in August 2008. The order grants IPL the authority to enter into capital lease obligations not to exceed an aggregate principal amount of $10.0 million outstanding at any one time and to refinance, if appropriate, four variable rate debt issues currently outstanding totaling $171.9 million at any time throughout the period ending December 31, 2010. The variable rate debt includes three series whose interest rates are set in a weekly auction rate process and one series that is set based on a weekly remarketed rate. Given the volatility in the capital markets, we will continue to evaluate our alternatives with regard to refinancing this debt.

See “Impacts of Weak Economic Conditions” for information regarding the 1995B Bonds.

Industry Changes

American Recovery and Reinvestment Act of 2009

The American Recovery and Reinvestment Act of 2009 was enacted into law in February 2009. The American Recovery and Reinvestment Act of 2009 includes various provisions that fund the development of the electric power industry at the federal and state level. These provisions include, but are not limited to, improving energy efficiency and reliability; electricity delivery (including smart grid technology); energy research and development; renewable energy; and demand response management.  IPL is evaluating the eligibility requirements for these programs. At this time, we cannot predict the impact of the American Recovery and Reinvestment Act of 2009 on our results of operations, financial condition or cash flows.

Environmental Matters

Climate Change Regulations

As noted in the our 2008 Form 10-K, in April 2007, the U.S. Supreme Court issued a decision in a case involving the regulation of CO2 emissions from motor vehicles under the Clean Air Act. The U.S. Supreme Court ruled that CO2 is a pollutant which potentially could be subject to regulation under Section 202 of the CAA and that EPA had a duty to determine whether CO2 emissions contribute to climate change or to provide some reasonable explanation why it would not exercise its authority. In response to the U.S. Supreme Court’s decision, in July 2008, the EPA issued an Advanced Notice of Public Rulemaking soliciting public input on whether CO2 emissions should be regulated from both mobile and stationary sources under Section 202 the CAA. In order for the EPA to regulate CO2 and other greenhouse emissions under Section 202 of the CAA, such emissions must be “endangering public health and welfare” under the CAA. In April 2009, the EPA released proposed findings for comment which included a proposed finding that atmospheric concentrations of six greenhouse gases, including CO2, “endanger public health and welfare within the meaning of Section 202(a) of the CAA.” While the document did not include proposed regulations, it could be viewed as signaling EPA’s willingness to regulate greenhouse gas emissions under the CAA.

This response to the U.S. Supreme Court’s decision, coupled with stimulus from the new administration, regulators, members of Congress, states, non-governmental organizations, private parties, the courts and other factors could result in a determination by the EPA to regulate CO2 emissions from both mobile and stationary sources, including electric power generation facilities. While the majority of current state, regional and federal initiatives regarding CO2 emissions contemplate market-based compliance mechanisms (e.g., cap-and-trade), such a determination by the EPA could result in CO2 emission limits on stationary sources that do not include market based compliance mechanisms (e.g., carbon tax, CO2 emission limits, etc.). Any such regulations could increase our costs directly and indirectly and have a material adverse effect on our business and/or results of operations. For additional information regarding the risks associated with carbon emissions, see “Item 1A. Risk Factors - Regulators, politicians, non-governmental organizations and other private parties have expressed concern about greenhouse gas emissions and are taking actions which, in addition to the potential physical risks associated with climate change, could have a material adverse impact on our consolidated results of operations, financial condition and cash flows” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Environmental Matters” included in our 2008 Form 10-K.

Clean Air Mercury Rule

In a rule issued in March 2005, the EPA finalized the Clean Air Mercury Rule, which is a national program to cap mercury emissions from coal-fired generating units starting in 2010, with a second reduction in the mercury emission cap level scheduled for 2018. In February 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the Clean Air Mercury Rule on the basis that the EPA had failed to properly de-list mercury as a hazardous air pollutant under Section 112(c)(1) of the CAA. The result of this decision is that mercury emissions from electric generating stations are subject to the more stringent requirements of maximum achievable control technology applicable to hazardous air pollutants. In February 2009, the U.S. Supreme Court declined to review the U.S. Court of Appeals’ Clean Air Mercury Rule decision. The EPA is now expected to propose a new rule to address hazardous air pollutant emissions from electric generation power plants.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of March 31, 2009. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of March 31, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters,” and Note 7, “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I - Financial Information of this Form 10-Q for a summary of significant legal proceedings involving us. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective March 17, 2009, The AES Corporation, as sole stockholder of IPALCO Enterprises, Inc. executed a Consent in Lieu of Annual Meeting of Stockholders in order to elect the following six individuals to serve as directors of IPALCO: Edward C. Hall III, Ann D. Murtlow, Richard Santoroski, Ronald E. Talbot, Kenneth J. Zagzebski and Kenneth Uva. No other matter was included in the Consent, and these individuals are the only directors of IPALCO.

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

IPALCO ENTERPRISES, INC.
(Registrant)

Date:	May 7, 2009	/s/ Kirk B. Michael
Kirk B. Michael
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:	May 7, 2009	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Vice President and Controller
(Principal Accounting Officer)