Form 10-Q
period 2009-06-30
IPALCO ENTERPRISES, INC.
filed 2009-08-07
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or
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

At August 6, 2009, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended June 30, 2009

TABLE OF CONTENTS

Item No.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION
1.	Financial Statements:
Unaudited Condensed Consolidated Statements of Income for the Three Months and Six Months ended June 30, 2009 and 2008
Unaudited Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2009 and 2008
Unaudited Condensed Consolidated Statements of Common Shareholder’s Deficit and Noncontrolling Interest for the Six Months ended June 30, 2009 and 2008
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

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Consolidated Statements of Income
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

UTILITY OPERATING REVENUES	$261,339	$267,328	$551,067	$516,361

UTILITY OPERATING EXPENSES:
Operation:
Fuel	71,240	65,420	152,830	130,552
Other operating expenses	49,744	48,221	102,353	93,574
Power purchased	10,089	12,240	23,374	27,117
Maintenance	29,590	26,610	51,614	50,249
Depreciation and amortization	40,531	43,618	80,816	80,525
Taxes other than income taxes	10,257	9,965	18,920	20,885
Income taxes-net	14,215	18,328	36,737	34,042
Total utility operating expenses	225,666	224,402	466,644	436,944
UTILITY OPERATING INCOME	35,673	42,926	84,423	79,417

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	638	198	1,057	432
Miscellaneous income and (deductions) - net	(2,301)	(1,882)	(2,073)	(2,899)
Income tax benefit - net	7,133	13,296	13,340	20,516
Total other income and (deductions) - net	5,470	11,612	12,324	18,049

INTEREST AND OTHER CHARGES:
Interest on long-term debt	28,819	43,039	59,277	73,023
Other interest	320	215	779	429
Allowance for borrowed funds used during construction	(496)	(227)	(799)	(690)
Amortization of redemption premiums and expense on debt	880	1,347	1,766	2,102
Total interest and other charges-net	29,523	44,374	61,023	74,864
NET INCOME	11,620	10,164	35,724	22,602

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	804	804	1,607	1,607

NET INCOME APPLICABLE TO COMMON STOCK	$10,816	$9,360	$34,117	$20,995

See notes to Unaudited Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)

	June 30,	December 31,
	2009	2008
ASSETS
UTILITY PLANT:
Utility plant in service	$3,981,670	$3,919,710
Less accumulated depreciation	1,739,168	1,677,496
Utility plant in service - net	2,242,502	2,242,214
Construction work in progress	69,606	86,858
Spare parts inventory	12,230	11,053
Property held for future use	991	947
Utility plant - net	2,325,329	2,341,072

OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	696	698
Other investments	8,536	9,886
Other assets - net	9,232	10,584

CURRENT ASSETS:
Cash and cash equivalents	26,993	16,509
Short-term investments	-	41,550
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $1,972 and $1,801, respectively)	77,956	86,876
Fuel - at average cost	41,660	31,119
Materials and supplies - at average cost	47,982	47,917
Net income tax receivable	11,811	-
Deferred tax asset - current	8,326	8,531
Regulatory assets	4,580	17,345
Prepayments and other current assets	20,797	14,514
Total current assets	240,105	264,361

DEFERRED DEBITS:
Regulatory assets	443,852	461,729
Miscellaneous	24,918	24,665
Total deferred debits	468,770	486,394
TOTAL	$3,043,436	$3,102,411

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Pain in Capital	9,079	8,624
Accumulated deficit	(39,716)	(18,533)
Total common shareholder’s deficit	(30,637)	(9,909)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,666,390	1,666,085
Total capitalization	1,695,537	1,715,960

CURRENT LIABILITIES:
Short-term and current portion of long-term debt	22,000	52,691
Accounts payable	63,556	69,599
Accrued expenses	25,391	22,473
Accrued real estate and personal property taxes	31,760	26,812
Regulatory liabilities	19,791	5,735
Accrued income taxes	-	1,027
Accrued interest	28,213	28,168
Customer deposits	17,864	16,928
Other current liabilities	9,120	10,177
Total current liabilities	217,695	233,610

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Accumulated deferred income taxes - net	382,214	398,089
Non-current income tax liability	8,413	8,351
Regulatory liabilities	476,635	471,002
Unamortized investment tax credit	13,993	15,212
Accrued pension and other postretirement benefits	225,025	234,670
Miscellaneous	23,924	25,517
Total deferred credits and other long-term liabilities	1,130,204	1,152,841

COMMITMENTS AND CONTINGENCIES (Note 8)
TOTAL	$3,043,436	$3,102,411

See notes to Unaudited Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended
	June 30,
	2009	2008
CASH FLOWS FROM OPERATIONS:
Net income	$35,724	$22,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,359	77,769
Amortization of regulatory assets	3,882	5,513
Deferred income taxes and investment tax credit adjustments - net	(14,827)	(19,052)
Tender fees expensed as interest	-	13,852
Gains on sales and exchange of environmental emissions allowances	(79)	-
Allowance for equity funds used during construction	(941)	(368)
Change in certain assets and liabilities:
Accounts receivable	8,920	2,105
Fuel, materials and supplies	(10,607)	(5,289)
Income taxes receivable or payable	(12,776)	3,253
Financial transmission rights	2,196	(13,489)
Accounts payable and accrued expenses	4,891	14,329
Accrued real estate and personal property taxes	4,949	9,556
Accrued interest	45	2,268
Pension and other postretirement benefit expenses	(9,645)	(3,692)
Short-term and long-term regulatory assets and liabilities	39,648	31,869
Other - net	(7,985)	(3,725)
Net cash provided by operating activities	122,754	137,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(59,282)	(53,638)
Purchase of short-term investments	-	(55,032)
Proceeds from sales and maturities of short-term investments	40,398	46,420
Proceeds from sales of assets	79	-
Other	(4,367)	(1,556)
Net cash used in investing activities	(23,172)	(63,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	79,000	8,500
Short-term debt repayments	(109,691)	(9,500)
Long-term debt borrowings	131,850	394,105
Retirement of long-term debt and early tender premium	(131,850)	(388,852)
Dividends on common stock	(55,300)	(32,757)
Preferred dividends of subsidiary	(1,607)	(1,607)
Other	(1,500)	(6,933)
Net cash cash used in financing activities	(89,098)	(37,044)
Net change in cash and cash equivalents	10,484	36,651
Cash and cash equivalents at beginning of period	16,509	7,743
Cash and cash equivalents at end of period	$26,993	$44,394

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$59,408	$70,968
Income taxes	$51,000	$29,045

See notes to Unaudited Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholder’s Deficit
and Noncontrolling Interest
(In Thousands)

	Paid in Capital	Accumulated Deficit	Total Deficit	Cumulative Preferred Stock of Subsidiary
Balance at December 31, 2008	$8,624	$(18,533)	$(9,909)	$59,784
Comprehensive Income:
Net income applicable to common stock		34,117	34,117
Total Comprehensive Income			34,117

Distributions to AES		(55,300)	(55,300)
Contributions from AES	455		455
Balance at June 30, 2009	$9,079	$(39,716)	$(30,637)	$59,784

Balance at December 31, 2007	$6,778	$(18,016)	$(11,238)	$59,784
Comprehensive Income:
Net income applicable to common stock		20,995	20,995
Total Comprehensive Income			20,995

Adjustment for the adoption of SFAS 158, net of income taxes of $281		(411)	(411)
Distributions to AES		(32,758)	(32,758)
Contributions from AES	739		739
Balance at June 30, 2008	$7,517	$(30,190)	$(22,673)	$59,784

See notes to Unaudited Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

For a list of certain abbreviations or acronyms used in the Notes to Unaudited Condensed Consolidated Financial Statements, see “Item 1B. Defined Terms” included in Part I - Financial Information of this Form 10-Q.

1. ORGANIZATION

IPALCO Enterprises, Inc. is a holding company incorporated under the laws of the state of Indiana. IPALCO is a wholly-owned subsidiary of The AES Corporation. IPALCO was acquired by AES in March 2001. IPALCO owns all of the outstanding common stock of its subsidiaries. Substantially all of IPALCO’s business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, Indianapolis Power & Light Company. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two combustion turbines at a separate site that are all used for generating electricity. IPL’s net electric generation capability for winter and summer is 3,492 MW and 3,353 MW, respectively.

IPALCO’s other direct subsidiary is Mid-America Capital Resources, Inc. Mid-America is the holding company for IPALCO’s unregulated activities. Mid-America owns a 4.4% interest in EnerTech Capital Partners II L.P., a venture capital fund that invests in early stage and emerging growth companies in the energy technology, clean technology and related markets, with a recorded value of $5.3 million and $6.8 million as of June 30, 2009 and December 31, 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of IPALCO, IPL and Mid-America. All significant intercompany amounts have been eliminated. The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited financial statements have been prepared in accordance with the accounting policies described in IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2008 and should be read in conjunction therewith. Certain prior period amounts have been reclassified to conform to current year presentation. We have evaluated subsequent events through August 6, 2009, which is the same date this report is issued.

Use of Management Estimates

The preparation of financial statements in conformity with GAAP requires that management make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The reported amounts of revenues and expenses during the reporting period may also be affected by the estimates and assumptions that management is required to make. Actual results may differ from those estimates.

Short-term Investments

Our short-term investments consist primarily of various financial instruments, such as taxable and tax-exempt debt securities. We actively invest a portion of our available cash balances in such instruments. As of June 30, 2009, we did not have any short-term investments. As of December 31, 2008, we had $2.0 million of short-term investments in auction rate securities and $39.6 million in variable rate demand notes. The $2.0 million of auction rate securities were reclassified to long-term investments in June 2009 due to the uncertainty of our inability to convert them into cash in the current market environment. The variable rate demand notes consisted of IPL’s $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project. During several months in the second half of 2008, $39.6 million of the 1995B Bonds were not successfully remarketed and were therefore tendered to the trustee. As a result, the trustee was holding the $39.6 million of 1995B Bonds on IPL’s behalf. During the first half of 2009, all of these 1995B Bonds were successfully remarketed.

New Accounting Pronouncements

Statement of Financial Accounting Standards 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”

In December 2007, the Financial Accounting Standards Board issued SFAS 160 establishing accounting and reporting standards for the noncontrolling interest in a subsidiary. SFAS 160 is effective for IPALCO beginning January 1, 2009 and must be applied to all periods presented in the financial statements. In accordance with SFAS 160, we have changed the presentation on IPALCO’s Unaudited Condensed Consolidated Statements of Income to show the dividends related to those shares are now being presented as a deduction from Net Income to arrive at Net Income Applicable to Common Stock.

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”

In March 2008, the FASB issued SFAS 161 which requires additional disclosures about derivatives, but does not change the method of accounting for derivatives. The additional disclosures include: the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on an entity’s financial position, operations, and cash flows. Contracts that meet the criteria for and that are designated under the normal purchases and normal sales exception are not recorded at fair value and are not included in the disclosure requirements of SFAS 161. SFAS 161 became effective for IPALCO beginning January 1, 2009. The guidance for SFAS 161 also states that the provisions of the Statement need not be applied to immaterial items. IPALCO engages in limited derivative and hedging activities. Additionally, IPALCO’s larger derivative items both qualify for regulatory treatment under SFAS 71 “Accounting for the Effect of Certain Types of Regulation” and therefore any unrealized gains or losses related to those items are deferred as regulatory assets or liabilities instead of being recognized in the statements of income. As a result, we have determined that our derivative items are not material to our financial statements at this time and have therefore excluded the additional disclosures of SFAS 161. Please refer to Note 4, “Fair Value Measurements,” of this Form 10-Q and/or IPALCO’s Annual 2008 Form 10-K for more information related to IPL’s derivative activities.

FASB Staff Position No. SFAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”

In April 2009, the FASB issued FSP SFAS 115-2 and 124-2 which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. The adoption of this statement did not have a material impact on our results of operations, financial condition or cash flows.

FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”

In April 2009, the FASB issued FSP SFAS 157-4 which provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP SFAS 157-4 requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this statement did not have a material impact on our results of operations, financial condition or cash flows.

FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments”

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments which require disclosures about fair value of financial instruments in interim reporting periods of an entity that were previously only required to be disclosed in annual financial statements. We have adopted FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments and have provided the additional disclosures required in Note 4, “Fair Value Measurements”.

SFAS 165 “Subsequent Events”

In May 2009, the FASB issued SFAS 165 which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements; identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and sets forth the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The adoption of this statement did not have a material impact on our results of operations, financial condition or cash flows.

SFAS 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” which establishes the FASB Accounting Standards Codification as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The FASB Accounting Standards Codification supersedes all the existing non-SEC accounting and reporting standards effective July 1, 2009. The adoption of this statement did not have a material impact on our results of operations, financial condition or cash flows.

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

Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income

IPL may apply to the IURC for a change in IPL’s fuel charge every three months to recover IPL’s estimated fuel costs, including the energy portion of purchased power costs, which may be above or below the levels included in IPL’s basic rates and charges. Independent of the IURC’s ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in the FAC. Additionally, customer refunds may result if a utility’s rolling twelve month operating income, determined at quarterly measurement dates, exceeds a utility’s authorized annual jurisdictional net operating income and there are not sufficient applicable cumulative net operating income deficiencies against which the excess rolling twelve month jurisdictional net operating income can be offset. Deferred fuel was a liability of $16.3 million as of June 30, 2009 included in current regulatory liabilities and an asset of $9.3 million as of December 31, 2008 included in current regulatory assets. The net change in the deferred fuel liability of $25.6 million was primarily because the amount of fuel charged to customers increased to recover underbilled fuel costs from prior periods and because we overcollected our fuel costs in 2009 due to the unforeseen drop in fuel costs during 2009.

In IPL’s three most recently approved FAC filings (FAC 81, 82, and 83), the IURC found that its rolling annual jurisdictional retail electric net operating income was lower than the authorized annual jurisdictional net operating income. In addition, in IPL’s June 2009 FAC filing (FAC 84), which has not yet been approved by the IURC, IPL’s rolling annual jurisdictional retail electric net operating income was also calculated to be lower than the authorized annual jurisdictional net operating income for the twelve months ended April 30, 2009. However, in IPL’s FAC 76 through 80 filings, the IURC found that IPL’s  rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. Because IPL has a cumulative net operating income deficiency, it has not been required to make customer refunds in its FAC proceedings. However, in an effort to allay concerns raised by the IURC regarding IPL’s level of earnings, in IPL’s IURC approved FAC 79 and 80, IPL provided voluntary credits to its retail customers totaling $30 million and $2 million, respectively. IPL recorded a $30 million deferred fuel regulatory liability in March 2008 and a $2 million deferred fuel regulatory liability in June 2008, with corresponding and respective reductions against revenues for these voluntary credits. All of these credits have been applied in the form of offsets against fuel charges that customers would have otherwise been billed during June 1, 2008 through February 28, 2009.

Midwest Independent Transmission System Operator, Inc.

Midwest ISO’s Energy and Ancillary Services Market Tariff

As a member of the Midwest ISO, we must comply with the Midwest ISO Tariff. The tariff has been amended from time to time to cover expansions of Midwest ISO’s operations. The tariff originally covered only transmission, but was amended to include terms and conditions of the Energy Market that was launched in April 2005 and the ASM that was launched in January 2009. Ancillary services are services required to reliably deliver electric power, and include such things as operating reserves and frequency control. Traditionally, each utility was required to provide these services themselves or purchase them from a third party. With the launch of the ASM, the buying and selling of ancillary services are able to be integrated with the existing Energy Market, thus providing greater efficiency in the delivery of these services and lower costs. In June 2009, the IURC issued an order which established the manner and timing of recovery or crediting of jurisdictional charges and revenues associated with the Midwest ISO ASM. The order approved IPL’s proposal in its entirety, including the request to include all specifically identifiable ASM costs and revenues as recoverable fuel costs in our FAC filings and to defer the remaining costs as regulatory assets. IPL will seek to recover the deferred costs in its next basic rate case proceeding.

Midwest ISO Real Time Revenue Sufficiency Guarantee

The Midwest ISO collects RSG charges from market participants that cause additional generation to be dispatched when the costs of such generation are not recovered. Over the past two years, there have been disagreements between interested parties regarding the calculation methodology for RSG charges and how such charges should be allocated to the different Midwest ISO participants. The Midwest ISO has changed their methodology multiple times. Per past Federal Energy Regulatory Commission orders, in December 2008, the Midwest ISO filed with the FERC its proposed revisions and clarifications to the calculation of the RSG charges and had begun to use its new methodology in January 2009, including making resettlements of previous calculations. In the second quarter of 2009, the FERC withdrew its previous orders related to RSG charges and further directed Midwest ISO to cease the ongoing market resettlements and refund process and to reconcile the amounts paid and collected in order to return each market participant to the financial state it was in before the refund process began. This impacted IPL in that IPL would no longer be entitled to refunds that were due to IPL under the previous order for periods between April 1, 2005 and November 4, 2007.

In July 2009, IPL filed a request for Clarification or alternately a Request for Rehearing on this issue alone.  In addition to our requests, other interested parties have expressed interest in a different model of allocating RSG charges. Another factor that affects how RSG charges impact IPL is our ability to recover such costs from our customers through our FAC and/or in a future basic rate hearing. Under the methodology currently in effect, RSG charges have little effect on IPL’s financial statements as the vast majority of such charges are considered to be fuel costs and are recoverable through IPL’s FAC, while the remainder are being deferred for future recovery in accordance with accounting principles generally accepted in the United States of America. However, the IURC’s orders in IPL’s FAC 77, 78 and 79 proceedings approved IPL’s FAC factor on an interim, subject to refund, basis pending the outcome of the FERC proceeding regarding RSG charges and any subsequent appeals therefrom. As a result, it is not possible to predict how these proceedings will ultimately impact IPL, but we do not believe they will have a material impact on our financial statements.

Demand-Side Management

In December 2008, IPL filed a petition with the IURC requesting approval of an Alternative Regulatory Plan to offer our customers energy efficiency conservation, demand response and Demand-Side Management programs and to allow associated rate making treatment. If approved, IPL’s level of spending in these programs will increase significantly, however it is still not expected to have a material impact on our results of operations, financial conditions or cash flows. We cannot predict the outcome of the proceeding at this time. IPL is authorized to continue its current Demand-Side Management programs on a month-to-month basis from July 1, 2009 until the IURC issues its final order on the Alternative Regulatory Plan.

Financing Order

Please see Note 6, “Indebtedness” for information regarding approval from the IURC to refinance our variable rate debt.

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

Cash Equivalents

As of June 30, 2009 and December 31, 2008, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity, which was $27.0 million and $16.5 million as of June 30, 2009 and December 31, 2008, respectively.

Customer Deposits

Our customer deposits do not have defined maturity dates and therefore, fair value is estimated to be the amount payable on demand, which equaled book value. Customer deposits totaled $17.9 million and $16.9 million as of June 30, 2009 and December 31, 2008, respectively.

Indebtedness

The fair value of our outstanding fixed rate debt has been determined on the basis of the quoted market prices of the specific securities issued and outstanding. In certain circumstances, the market for such securities was inactive and therefore the valuation was adjusted to consider changes in market spreads for similar securities. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced. At June 30, 2009 and December 31, 2008, the approximate fair value of our fixed-rate indebtedness was $1.6 billion and $1.3 billion, respectively, compared to carrying amounts of $1.6 billion and $1.5 billion at June 30, 2009 and December 31, 2008. The fair value of the variable-rate debt outstanding at June 30, 2009 and December 31, 2008 approximates its face amount, which was $62.0 million and $224.6 million, respectively. The fair value of IPL’s interest rate swap agreement at June 30, 2009 and December 31, 2008 was approximately $(8.2) million and $(9.9) million, respectively. These amounts estimate what IPL would have to pay to settle its position in the swap, less a discount to reflect IPL’s credit risk.

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

As of June 30, 2009 and December 31, 2008 we only had Level 3 financial assets or liabilities measured at fair value on a recurring basis, based on the fair value hierarchy. The following table presents those financial assets and liabilities:

	Fair Value Measurements Using Level 3 at
	June 30, 2009	December 31, 2008
	(In Thousands)
Financial assets:
Investments in debt securities	$2,000	$41,550
Financial transmission rights	3,102	5,298
Total financial assets measured at fair value	$5,102	$46,848

Financial liabilities:
Interest rate swap	$8,206	$9,918
Other derivative liabilities	188	194
Total financial liabilities measured at fair value	$8,394	$10,112

The following table sets forth a reconciliation of financial instruments classified as Level 3 in the fair value hierarchy:

	Derivative Financial Instruments, net Asset (Liability)	Investments in Debt Securities	Total
	(In Thousands)
Balance at January 1, 2009	$(4,814)	$41,550	$36,736
Unrealized gains (losses) recognized in earnings	(22)	-	(22)
Unrealized gain recognized as a regulatory liability	1,178	-	1,178
Issuances and settlements, net	(1,634)	(39,550)	(41,184)
Balance at June 30, 2009	$(5,292)	$2,000	$(3,292)

5. Sales of Accounts Receivable

Accounts Receivable Securitization

IPL formed IPL Funding Corporation in 1996 as a special-purpose entity to purchase receivables originated by IPL pursuant to a purchase agreement entered into with IPL. At the same time, IPL Funding entered into a sale facility with unrelated parties (Royal Bank of Scotland plc and Windmill Funding Corporation) pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, interests in the pool of receivables purchased from IPL up to the lesser of (1) an amount determined pursuant to the sale facility that takes into account certain eligibility requirements and reserves relating to the receivables, or (2) $50.0 million. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold to the maximum amount permitted by the sale facility. During 2009, the sale facility was extended through May 25, 2010. IPL Funding is included in the Unaudited Condensed Consolidated Financial Statements of IPALCO. Since IPL Funding is a wholly owned subsidiary of IPL, IPL is the primary beneficiary of IPL Funding. Accounts receivable on the accompanying Unaudited Condensed Consolidated Balance Sheets of IPALCO are stated net of $50 million sold and include $78.4 million and $87.4 million as of June 30, 2009 and December 31, 2008, respectively, of IPL Funding’s accounts receivable.

IPL retains servicing responsibilities for its role as a collection agent on the amounts due on the sold receivables. However, the Purchasers assume the risk of collection on the purchased receivables without recourse to IPL in the event of a loss. While no direct recourse to IPL exists, we risk loss in the event collections are not sufficient to allow for full recovery of the retained interests. No servicing asset or liability is recorded since the servicing fee paid to IPL approximates a market rate. Per the terms of the purchase agreement, IPL Funding pays IPL $0.6 million annually in servicing fees which is financed by capital contributions from IPL to IPL Funding.

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

The losses recognized on the sales of receivables were $0.3 million and $0.4 million for the three months ended June 30, 2009 and 2008, respectively, and $0.6 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively. These losses are included in Other operating expense on the Unaudited Condensed Consolidated Statements of Income. The amount of the losses recognized depends on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and the proceeds received.

The following tables show the receivables sold and retained interests as of the periods ended and cash flows during the periods ending:

	For the Six Months Ended June 30,
	2009	2008
	(In Millions)
Retail receivables	$128.4	$118.9
Less: Retained interests	78.4	68.9
Net receivables sold	$50.0	$50.0

	For the Six Months Ended June 30,
	2009	2008
	(In Millions)
Cash flows during period:
Cash proceeds from interest retained	$325.3	$275.1
Cash proceeds from sold receivables(1)	$202.3	$197.9

(1)Cash flows from the sale of receivables are reflected within Operating Activities on the Unaudited Condensed Consolidated Statements of Cash Flows.

There were no proceeds from new securitizations for each of the three months ended and six months ended June 30, 2009 and 2008.

IPL and IPL Funding provide certain indemnities to the Purchasers, including indemnification in the event that there is a breach of representations and warranties made with respect to the purchased receivables. IPL Funding and IPL each have agreed to indemnify the Purchasers on an after-tax basis for any and all damages, losses, claims, liabilities, penalties, taxes, costs and expenses at any time imposed on or incurred by the indemnified parties arising out of or otherwise relating to the sale facility, subject to certain limitations as defined in the sale facility.

Under the sale facility, if IPL fails to maintain certain financial covenants regarding interest coverage and debt-to-capital ratios, it would constitute a “termination event.” IPL is in compliance with such covenants.

In the event that IPL’s credit rating falls below BBB- at S&P or Baa3 at Moody’s, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a “lock-box” event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of additional interests in receivables and cause all proceeds of the purchased interests to be used to reduce the Purchaser’s investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased interests in receivables (currently $50 million).

6. INDEBTEDNESS

Financing Order

In January 2009, the IURC issued an order approving IPL’s financing petition filed in August 2008. The order grants IPL the authority to enter into capital lease obligations not to exceed an aggregate principal amount of $10.0 million outstanding at any one time and to refinance, if appropriate, four variable rate debt issues totaling $171.9 million, at any time throughout the period ending December 31, 2010. The variable rate debt included three series, totaling $131.9 million, whose interest rates were set in a weekly auction rate process, which IPL refinanced in June 2009 (see below), and one series that is set based on a weekly remarketed rate. Given the volatility in the capital markets, IPL will continue to evaluate its alternatives with regard to refinancing the remaining variable rate debt.

IPL First Mortgage Bonds

In June 2009, the Indiana Finance Authority issued on behalf of IPL an aggregate principal amount of $131.9 million of 4.90% Environmental Facilities Refunding Revenue Bonds (Indianapolis Power & Light Company Project) due January 2016. These bonds were issued in three series: $41.9 million Series 2009A Bonds, $30 million Series 2009B Bonds, and $60 million 2009C Bonds. IPL issued $131.9 million aggregate principal amount of first mortgage bonds to the IFA to secure the loan of proceeds from these series of bonds issued by the IFA. Proceeds of these bonds were used to retire $131.9 million of existing IPL first mortgage bonds issued in the form of auction rate securities.

Variable-Rate Unsecured Debt

As described in our 2008 Form 10-K, IPL is liable for interest and principal on the 1995B Bonds. Interest on the 1995B Bonds varies with the tax-exempt weekly rate reset through a remarketing process. During several months in the second half of 2008, $39.6 million of the 1995B Bonds were not remarketed and were tendered to the trustee. In accordance with the terms of IPL’s committed liquidity facility, the trustee drew $39.7 million against this facility to fund the tender and related accrued interest. Because management believed the 1995B Bonds would be successfully remarketed or refinanced within one year, we presented the amount payable on the liquidity facility and our investment in the 1995B Bonds as current in our December 31, 2008 balance sheet. IPL also has in place an interest rate swap agreement which was entered into to hedge our interest rate exposure on the 1995B Bonds. As a result of the 1995B Bonds not being remarketed, the swap counterparty exercised its right to pay interest to IPL at the alternative floating rate on the 1995B Bonds which were not remarketed. During the first six months of 2009, all of these 1995B Bonds were successfully remarketed and the proceeds were used to repay the liquidity facility. Our June 30, 2009 and December 31, 2008 balance sheets reflect our obligation on the 1995B Bonds in long-term debt.

When the 1995B Bonds are successfully remarketed and the alternative floating rate is not in effect, the interest rate is synthetically fixed at 5.21%. Effective May 6, 2009, as a result of the bond insurer’s credit downgrades, the swap counterparty again exercised its right to pay interest to IPL at the alternative floating rate. As a result, IPL’s effective interest rate for the 1995B Bonds as of July 2009, including the interest rate swap agreement, increased from 5.21% to approximately 13%. Such rates reset weekly.

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following tables present information relating to the Employees’ Retirement Plan of Indianapolis Power & Light Company and the Supplemental Retirement Plan of Indianapolis Power & Light Company, which are combined and shown as Pension Benefits. The following tables also present information relating to Other Postretirement Benefits:

	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
Net funded status of plans:
Net funded status at December 31, 2008, before tax adjustments	$(222,233)	$(13,083)
Net benefit cost components reflected in net funded status during first quarter:
Service cost	(1,580)	(350)
Interest cost	(8,018)	(171)
Expected return on assets	6,037	-
Employer contributions during quarter	5,000	86
March 2009 postretirement actuarial adjustment(1)	-	7,802
Net funded status at March 31, 2009, before tax adjustments	$(220,794)	$(5,716)
Net benefit cost components reflected in net funded status during second quarter:
Service cost	(1,579)	(110)
Interest cost	(8,017)	(100)
Expected return on assets	6,036	-
Employer contributions during quarter	4,500	110
Net funded status at June 30, 2009, before tax adjustments	$(219,854)	$(5,816)

Regulatory assets (liabilities) related to pensions (2):
Regulatory assets at December 31, 2008, before tax adjustments	$280,277	$390
March 2009 postretirement actuarial adjustment(1)	-	(7,802)
Amount reclassified through net benefit cost:
Amortization of prior service credit/(cost)	(881)	39
Amortization of net actuarial gain/(loss)	(4,070)	5
Regulatory assets (liabilities) at March 31, 2009, before tax adjustments	$275,326	$(7,368)
Amount reclassified through net benefit cost:
Amortization of prior service credit/(cost)	(881)	100
Amortization of net actuarial gain/(loss)	(4,071)	32
Regulatory assets (liabilities) at June 30, 2009, before tax adjustments	$270,374	$(7,236)

(1)See “Other Postretirement Employee Benefits and Expense” below.

(2)Amounts that would otherwise be charged/credited to Accumulated Other Comprehensive Income or Loss upon application of SFAS 158 “Employers’ Accounting for Defined Benefits Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132R” are recorded as a regulatory asset or liability because IPL has historically recovered and currently recovers pension and other postretirement benefit expenses in rates. These are unrecognized amounts yet to be recognized as components of net periodic benefit costs.

Pension Expense

The following table presents Net Periodic Benefit Cost information relating to the Pension Plans combined:

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30,
	2009	2008	2009	2008
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,579	$1,312	$3,159	$2,624
Interest cost	8,017	7,566	16,035	15,146
Expected return on plan assets	(6,036)	(7,858)	(12,073)	(15,731)
Amortization of prior service cost	881	717	1,762	1,434
Amortization of actuarial loss(1)	4,071	771	8,141	1,113
Net periodic benefit cost	$8,512	$2,508	$17,024	$4,586

(1)Includes $429,000 settlement loss as a result of a lump sum distribution paid out of the Supplemental Pension Plan for the three months and six months ended June 30, 2008 in accordance with SFAS 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”.

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

The following table presents Net Periodic Benefit Cost information relating to other postretirement benefits:

	For the Three Months Ended, June 30,		For the Six Months Ended, June 30,
	2009	2008	2009	2008
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$110	$279	$460	$558
Interest cost	100	161	271	322
Amortization of prior service (credit)	(100)	(14)	(139)	(28)
Amortization of actuarial (gain)	(32)	(5)	(37)	(9)
Net periodic benefit cost	$78	$421	$555	$843

8. COMMITMENTS AND CONTINGENCIES

Legal

As of June 30, 2009 and December 31, 2008, IPL was a defendant in approximately 107 and 114, respectively, pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant” meaning that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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

In November 2007, the International Brotherhood of Electrical Workers, Local Union No. 1395, and sixteen individual retirees filed a complaint at the IURC seeking enforcement of their interpretation of the 1995 final order and associated settlement agreement resolving IPL’s basic rate case. The Complainants requested that the IURC conduct an investigation of IPL’s failure to fund the Voluntary Employee Beneficiary Association Trust, at a level of approximately $19 million per year. The VEBA Trust was spun off to an independent trustee in 2001. The complaint sought an IURC order requiring IPL to make contributions to place the VEBA Trust in the financial position in which allegedly it would have been had IPL not ceased making annual contributions to the VEBA Trust after its spin off. The complaint also sought an IURC order requiring IPL to resume making annual contributions to the VEBA Trust. IPL filed a motion to dismiss and both parties sought summary judgment in the IURC proceeding. In May 2009, the IURC granted summary judgment in favor of IPL, however, in June 2009 the Complainants filed a notice of appeal with the IURC to provide notice that an appeal of the IURC’s May 2009 order will be taken to the Indiana Court of Appeals. IPL believes it has meritorious defenses to the Complainants’ claims and it will assert them vigorously in these proceedings; however, there can be no assurances that it will be successful in its efforts.

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

9. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. Utility net income for the three months ended June 30, 2009 and 2008 was $22.2 million and $28.6 million, respectively and for the six months ended June 30, 2009 and 2008 was $56.2 million and $50.8 million, respectively.

The nonutility category primarily includes the $375 million of 8.375% (original coupon 7.375%) Senior Secured Notes due November 14, 2008, $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 and $400 million of 7.25% Senior Secured Notes due April 1, 2016; approximately $17.5 million and $5.2 million of nonutility cash and cash equivalents, as of June 30, 2009 and December 31, 2008, respectively; short-term and long-term nonutility investments (including a 4.4% ownership interest in EnerTech) of $7.6 million and $9.0 million at June 30, 2009 and December 31, 2008, respectively; and income taxes and interest related to those items. In June 2009, we recorded a $1.8 million impairment on our investment in EnerTech, which is accounted for using the cost method. The investment was deemed to be other than temporarily impaired. In making this determination, we considered, among other things, the amount and length of time of impairment of the individual investments held by EnerTech as well as the future outlook of such investments. Nonutility assets represented less than 1.5% of IPALCO’s total assets as of June 30, 2009 and December 31, 2008. There was no nonutility operating income during the periods covered by this report. However, the nonutility operating segment had a net loss of $10.6 million and $18.4 million for the three months ended June 30, 2009 and 2008, respectively and $20.5 million and $28.2 million for the six months ended June 30, 2009 and 2008, respectively. There were no nonutility capital expenditures during the three months and six months ended June 30, 2009 and 2008. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

ITEM 1B. DEFINED TERMS

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report on Form 10-Q:

1995B Bonds	IPL's $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project
2008 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2008
ACES	H.R. 2454, “The American Clear Energy and Security Act of 2009”
AES	The AES Corporation
ASM	Ancillary Services Market
CAA	Clean Air Act
Complainants	International Brotherhood of Electrical Workers, Local Union No. 1395, and sixteen individual retirees
CO2	Carbon Dioxide
EnerTech	EnerTech Capital Partners II L.P.
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FAC	Fuel Adjustment Charges
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FSP	FASB Staff Position
FSP SFAS 115-2 and 124-2	FSP SFAS 115-2 and SFAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments”
FSP SFAS 157-4	FSP SFAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse Gases
IDEM	Indiana Department of Environmental Management
IFA	Indiana Finance Authority
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IPL Funding	IPL Funding Corporation
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hour
MW	Megawatt
Midwest ISO	Midwest Independent Transmission System Operator, Inc.
Mid-America	Mid-America Capital Resources, Inc.
NOx	Nitrogen Oxides
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
Purchasers	Royal Bank of Scotland plc and Windmill Funding Corporation
RSG	Revenue Sufficiency Guarantee
SFAS	Statement of Financial Accounting Standards
SFAS 157	SFAS No. 157 “Fair Value Measurements”
SFAS 160	Statement of Financial Accounting Standards No. 88 “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51”
SFAS 161	Statement of Financial Accounting Standards No. 161 “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133”
SFAS 165	SFAS No. 165 “Subsequent Events”
SO2	Sulfur Dioxide
VEBA Trust	Voluntary Employee Beneficiary Association Trust

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

Description of the Company

IPALCO Enterprises Inc. is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is Indianapolis Power & Light Company, a regulated utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources Inc. is the holding company for our unregulated activities. Mid-America’s only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund, with a recorded value of $5.3 million and $6.8 million as of June 30, 2009 and December 31, 2008, respectively. Our business segments are utility and nonutility.

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

IMPACTS OF WEAK ECONOMIC CONDITIONS

The United States and global economies have experienced significant turmoil, including a crisis in the credit markets, high inflation rates and significant losses in the equity markets. The timing and extent of the recovery is unknown, and much uncertainty still exists in the Unites States and global economies and the credit and equity markets. We believe that our core business benefits from relatively inelastic demand for electricity and from the fact that our retail sales are protected from competition as a result of our tariff. However, if the credit crisis is protracted, deteriorates further, or leads to a larger recession, such events could have a material adverse impact on our cash flows from operations and our liquidity and financial position. The following discussion is an update to and should be read in conjunction with the discussion included in “Impacts of Weak Economic Conditions” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

While currently not material to our liquidity or ability to service our debts, we nonetheless have been affected by the weak economic conditions. As described in our 2008 Form 10-K, IPL is liable for interest and principal on the IPL’s $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project. Interest on the 1995B Bonds varies with the tax-exempt weekly rate reset through a remarketing process. During 2008, $39.6 million of the 1995B Bonds were not remarketed and were tendered to the trustee. In accordance with the terms of IPL’s committed liquidity facility, the trustee drew $39.7 million against this facility to fund the tender and related accrued interest. IPL also has in place an interest rate swap agreement which was entered into to hedge our interest rate exposure on the 1995B Bonds. As a result of the 1995B Bonds not being remarketed, the swap counterparty exercised its right to pay interest to IPL at the alternative floating rate on the 1995B Bonds which were not remarketed. During the first six months of 2009, all of these 1995B Bonds were successfully remarketed and the proceeds were used to repay the liquidity facility.

When the 1995B Bonds are successfully remarketed and the alternative floating rate is not in effect, the interest rate is synthetically fixed at 5.21%. Effective May 6, 2009, as a result of the bond insurer’s credit downgrades, the swap counterparty again exercised its right to pay interest to IPL at the alternative floating rate. As a result, IPL’s effective interest rate, as of July 2009 for the 1995B Bonds, including the interest rate swap agreement, increased from 5.21% to approximately 13%. Such rates reset weekly.

As part of the overall weakened economy, there has been a significant decrease in average wholesale electric prices in our region, due primarily to the decline in demand for power and the decline in market prices of fuel (primarily natural gas and coal). Over the past five years, wholesale revenues represented 5.9% of our total electric revenue. Because most of our nonfuel costs are fixed in the short term, a decline in wholesale prices can have a significant impact on earnings. This is evidenced by the $12.8 million decrease in wholesale revenues experienced during the six months ended June 30, 2009 as compared to the same period in 2008, of which $16.6 million is from the price decline partially offset by a $3.8 million favorable volume variance.

Results of Operations

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated expenses are not generated evenly by month during the year.

Comparison of three months ended June 30, 2009 and three months ended June 30, 2008

Utility Operating Revenues

Utility operating revenues during the three months ended June 30, 2009 decreased by $6.0 million compared to the same period in 2008, which resulted from the following changes (dollars in thousands):

	Three Months Ended June 30,		Change	Percent Change
	2009	2008

Utility Operating Revenue:
Retail Revenues	$247,960	$244,132	$3,828	1.6%
Wholesale Revenues	9,413	18,674	(9,261)	(49.6)%
Miscellaneous Revenues	3,966	4,522	(556)	(12.3)%
Total Utility Operating Revenues	$261,339	$267,328	$(5,989)	(2.2)%

Heating Degree Days:
Actual	485	521	(36)	(6.9)%
30-year Average	551	551
Cooling Degree Days:
Actual	379	290	89	30.7%
30-year Average	302	302

The 2.2% decrease in utility operating revenues was primarily due to a 49.6% decrease in wholesale revenues. The decrease in wholesale revenues is primarily due to a 52.0% decrease in the weighted average price per kWh sold ($10.2 million), partially offset by a 4.9% increase in the quantity of kWh sold ($0.9 million). The quantity and price of wholesale kWh sales are impacted by the ability of our generation to be dispatched by the Midwest Independent Transmission System Operator, Inc. at wholesale prices that are above our variable costs and the amount of electricity we have available to sell in the wholesale market. Our ability to be dispatched in the Midwest ISO market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability.

The decrease in wholesale revenues is partially offset by a 1.6% increase in retail revenues. This increase was primarily due to a $2.0 million reduction against revenues recorded in the second quarter of 2008 to recognize credits offered by IPL to its retail customers. The credits, which were approved by the Indiana Utility Regulatory Commission, were offered by IPL to allay concerns raised by the IURC as to IPL’s level of earnings.

Excluding the effect of the $2.0 million of credits in 2008, retail revenues increased by 0.7% ($1.8 million). This increase was primarily due to a 3.0% increase in the weighted average price per kWh sold ($5.4 million), offset by a 2.2% decrease in the quantity of kWh sold ($3.6 million). The increase in the weighted average price of kWhs sold was primarily due to a $6.9 million increase in fuel revenues, which is offset by increased fuel and purchased power expenses attributable to serving our jurisdictional retail customers (see discussion in “Utility Operating Expenses”) and $1.8 million increase in the base rate charged to our retail customers primarily due to higher demand charges. These increases were partially offset by a $3.7 million decrease in revenues related to our Clean Coal Technology projects. The decrease in the quantity of retail kWhs sold was primarily due to the economic downturn and milder weather conditions in 2009 compared to 2008.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended June 30, 2008 to the three months ended June 30, 2009 (in millions):

Operating Expenses for the three months ended June 30, 2008	$224.4
Increase in pension expense	6.0
Increase in fuel costs	5.8
Decrease in income taxes - net	(4.1)
Other miscellaneous variances	(6.4)
Operating Expenses for the three months ended June 30, 2009	$225.7

Net periodic benefit cost (pension expense) increased from $2.5 million during the three months ended June 30, 2008 to $8.5 million during the three months ended June 30, 2009. This increase was primarily due to an increase of $3.3 million in amortization of actuarial loss and a $1.8 million decrease in the expected return on plan assets. Both of these unfavorable variances are primarily the result of the significant decline in market value of our pension assets in 2008. This decline coupled with a decline in the discount rate used to value pension liabilities resulted in a $185.9 million net actuarial loss in 2008, which is being amortized into expense over 12 years in accordance with GAAP. Pension expense is included in Other operating expenses on the accompanying Unaudited Condensed Consolidated Statements of Income.

The $5.8 million increase in fuel costs is primarily due to a $7.2 million increase in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our Fuel Adjustment Clause and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted.

The $4.1 million decrease in income tax expense was primarily due to a decrease in pretax net operating income for the reasons previously described.

Other Income and Deductions

Other income and deductions decreased $6.1 million for the three months ended June 30, 2009 as compared to the same period in 2008, primarily due to a $6.2 million decrease in the income tax benefit related in large part due to a $14.2 million decrease in interest expense on long-term debt. There was also a decrease of $0.4 million in miscellaneous income and (deduction) - net primarily due to a $1.8 million impairment charge recorded on our investment in EnerTech, partially offset by decreases in charitable donations ($0.6 million) and contracted services ($0.7 million). These decreases were offset by a $0.4 million increase in the allowance for equity funds used during construction, which was primarily due to the higher average balance of construction work in progress during the second quarter of 2009 as compared to 2008.

Interest and Other Charges

Interest and other charges decreased $14.9 million for the three months ended June 30, 2009 as compared to the same period in 2008. The decrease is primarily due to a $13.9 million early tender premium related to the refinancing in 2008 of IPALCO’s $375 million of 8.375% (original coupon 7.375%) Senior Secured Notes due November 14, 2008 with the proceeds from the issuance of $400 million of 7.25% Senior Secured Notes due April 1, 2016.

Comparison of six months ended June 30, 2009 and six months ended June 30, 2008

Utility Operating Revenues

Utility operating revenues during the six months ended June 30, 2009 increased by $34.7 million compared to the same period in 2008, which resulted from the following changes (dollars in thousands):

	Six Months Ended June 30,		Change	Percent Change
	2009	2008

Utility Operating Revenue:
Retail Revenues	$521,042	$472,921	$48,121	10.2%
Wholesale Revenues	20,764	33,603	(12,839)	(38.2)%
Miscellaneous Revenues	9,261	9,837	(576)	(5.9)%
Total Utility Operating Revenues	$551,067	$516,361	$34,706	6.7%

Heating Degree Days:
Actual	3,187	3,409	(222)	(6.5)%
30-year Average	3,424	3,424
Cooling Degree Days:
Actual	379	290	89	30.7%
30-year Average	302	302

The 6.7% increase in utility operating revenues was primarily due to a 10.2% increase in retail revenues. This increase was primarily due to a $32.0 million reduction against revenues recorded in the first six months of 2008 to recognize credits offered by IPL to its retail customers. The credits, which were approved by the IURC, were offered by IPL to allay concerns raised by the IURC as to IPL’s level of earnings.

Excluding the effect of the $32.0 million of credits in 2008, retail revenues increased by 3.2% ($16.1 million). This increase was primarily due to a 7.8% increase in the weighted average price per kWh sold ($32.4 million), offset by a 4.3% decrease in the quantity of kWh sold ($16.3 million). The increase in the weighted average price of kWhs sold was primarily due to a $25.9 million increase in fuel revenues, which is offset by increased fuel and purchased power expenses attributable to serving our jurisdictional retail customers (see discussion in “Utility Operating Expenses”) and a $7.3 million increase in the base rate charged to our retail customers primarily due to higher demand charges. These increases were partially offset by a $1.4 million decrease in revenues related to our Clean Coal Technology projects. The decrease in the quantity of retail kWhs sold was primarily due to the economic downturn and milder weather conditions in 2009 compared to 2008.

The 38.2% decrease in wholesale revenues is primarily due to a 44.5% decrease in the weighted average price per kWh sold ($16.6 million), partially offset by an 11.3% increase in the quantity of kWh sold ($3.8 million). The quantity and price of wholesale kWh sales are impacted by the ability of our generation to be dispatched by the Midwest ISO at wholesale prices that are above our variable costs and the amount of electricity we have available to sell in the wholesale market. Our ability to be dispatched in the Midwest ISO market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability. The increase in quantity was also due to the timing and duration of scheduled generating unit maintenance outages.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the six months ended June 30, 2008 to the six months ended June 30, 2009 (in millions):

Operating Expenses for the six months ended June 30, 2008	$436.9
Increase in fuel costs	22.3
Increase in pension expense	12.4
Decrease in power purchased	(3.7)
Other miscellaneous variances	(1.3)
Operating Expenses for the six months ended June 30, 2009	$466.6

The $22.3 million increase in fuel costs is primarily due to a $25.0 million increase in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our FAC and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted. Deferred fuel costs are recorded in Fuel on the accompanying Unaudited Condensed Consolidated Statements of Income.

Net periodic benefit cost (pension expense) increased from $4.6 million during the six months ended June 30, 2008 to $17.0 million  during the six months ended June 30, 2009. This increase was primarily due to an increase of $7.0 million in amortization of actuarial loss and a $3.6 million decrease in the expected return on plan assets. Both of these unfavorable variances are primarily the result of the significant decline in market value of our pension assets in 2008. This decline coupled with a decline in the discount rate used to value pension liabilities resulted in a $185.9 million net actuarial loss in 2008, which is being amortized into expense over 12 years in accordance with GAAP. Pension expense is included in Other operating expenses on the accompanying Unaudited Condensed Consolidated Statements of Income.

The decrease in power purchased was primarily due to a decrease in the market price of purchased power ($30.3 million) partially offset by a 97.9% increase in the volume of power purchased during the period ($26.6 million). The decreased market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. The volume of power purchased increased primarily due to the timing and duration of outages in 2008 and 2009 and because at times in 2009 it was less expensive for us to buy power in the market that to produce it ourselves.

Other Income and Deductions

Other income and deductions decreased $5.7 million for the six months ended June 30, 2009 as compared to the same period in 2008, primarily due to a $7.2 million decrease in the income tax benefit primarily due to a $13.7 million decrease in interest expense on long-term debt. This decrease was offset by an increase of $0.8 million in miscellaneous income and (deduction) - net primarily due to decreases in charitable donations ($0.9 million), contracted services ($0.9 million) and various individually immaterial items. The decreases in miscellaneous income and (deductions) - net were partially offset by an impairment recorded on our investment in EnerTech of $1.8 million. Additionally, there was a $0.6 million increase in the allowance for equity funds used during construction primarily due to the higher average balance of construction work in progress during the first six months of 2009 as compared to the same period in 2008.

Interest and Other Charges

Interest and other charges decreased $13.8 million for the six months ended June 30, 2009 as compared to the same period in 2008. The decrease is primarily due to a $13.9 million early tender premium related to the refinancing in 2008 of IPALCO’s $375 million of 8.375% (original coupon 7.375%) Senior Secured Notes due November 14, 2008 with the proceeds from the issuance of $400 million of 7.25% Senior Secured Notes due April 1, 2016.

Liquidity and Capital Resources

As of June 30, 2009, we had unrestricted cash and cash equivalents of $27.0 million. As of June 30, 2009, we also had available borrowing capacity of $86.7 million under our $150.0 million committed credit facility after outstanding borrowings, existing letters of credit and liquidity support for IPL’s 1995B Bonds, which are remarketed weekly. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the Federal Energy Regulatory Commission. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2010. However, we also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will currently be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. As described previously, the current weak economic conditions may limit our access to financing in the capital markets, however we do not have any indebtedness maturing until 2011 or any major construction activity planned before 2010. Therefore, we do not anticipate a need to access the debt capital markets until at least 2010, although we may decide to do so, if terms are economically favorable.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditures totaled $59.3 million and $53.6 million for the six months ended June 30, 2009 and 2008, respectively. Construction expenditures during the first six months of 2009 and 2008 were financed with internally generated cash provided by operations and borrowings on our credit facilities.

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

Common Stock Dividends

All of IPALCO’s outstanding common stock is held by The AES Corporation. During the first six months of 2009 and 2008 we paid $55.3 million and $32.8 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $9.5 million and $5.3 million to the Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company during the first six months of 2009 and 2008, respectively. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to revert back to IPL during 2009.

Capital Resources

Indebtedness

IPL First Mortgage Bonds

In June 2009, the Indiana Finance Authority issued on behalf of IPL an aggregate principal amount of $131.9 million of 4.90% Environmental Facilities Refunding Revenue Bonds (Indianapolis Power & Light Company Project) due January 2016. These bonds were issued in three series: $41.9 million Series 2009A Bonds, $30 million Series 2009B Bonds, and $60 million 2009C Bonds. IPL issued $131.9 million aggregate principal amount of first mortgage bonds to the IFA to secure the loan of proceeds from these series of bonds issued by the IFA. Proceeds of these bonds were used to retire $131.9 million of existing IPL first mortgage bonds issued in the form of auction rate securities.

See “Impacts of Weak Economic Conditions” for information regarding the 1995B Bonds.

Sales of Accounts Receivable

Please see Note 5, “Sales of Accounts Receivable” to the Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I - Financial Information of this Form 10-Q.

Regulatory Matters

Demand-Side Management

In December 2008, we filed a petition with the IURC requesting approval of an Alternative Regulatory Plan to offer our customers energy efficiency conservation, demand response and Demand-Side Management programs and to allow associated rate making treatment. If approved, our level of spending in these programs will increase significantly, however it is still not expected to have a material impact on our results of operations, financial conditions or cash flows. We cannot predict the outcome of the proceeding at this time. We are authorized to continue our current Demand-Side Management programs on a month-to-month basis from July 1, 2009 until the IURC issues its final order on the Alternative Regulatory Plan.

Wind Power Purchase Agreement

In June 2009, we entered into a power purchase agreement for 20 years of approximately 200 MW of wind generated electricity with Lakefield Wind Project, LLC, a subsidiary of enXco, Inc. Construction is expected to be completed by December 31, 2010. The contract is contingent, among other things, on the IURC approval of cost recovery via a cost recovery mechanism similar to the FAC. In July 2009, we filed the request with the IURC for such recovery. No assurance can be given at this time as to whether or not the IURC will approve the request. This agreement, if approved, will help us to diversify the resources available to serve our customers in light of potential greenhouse gas and renewable portfolio standards legislation.

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

The following discussion is an update to and should be read in conjunction with the discussion included in “Liquidity and Capital Resources - Environmental Matters” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2008 Form 10-K.

Climate Change Regulations

As disclosed in our 2008 Form 10-K we face certain risks related to potential GHG legislation or regulations, including risks related to increased capital expenditures or other compliance costs which could have a material adverse effect on our results of operations, financial condition or cash flows.

During the quarter ended June 30, 2009, a key development in the area of GHG legislation in the U.S. was the passage of H.R. 2454, “The American Clean Energy and Security Act of 2009” by the U.S. House of Representatives. The U.S. Senate is expected to consider its own version of climate change legislation later this year and several key U.S. Senate committees have begun hearings on energy and GHG legislation. Any legislation passed by the U.S. Senate will need to be reconciled with ACES, and both the U.S. House of Representative and the U.S. Senate would then need to approve such reconciled legislation before it can become law.

As currently proposed, ACES contemplates a nationwide cap and trade program to reduce U.S. emissions of CO2 and other GHG starting in 2012. Key features of ACES, among other things, include:

  A planned target to reduce by 2020 GHG emissions reductions by 17% from 2005 levels and to reduce GHG emissions by 83% from 2005 levels by 2050.
  A requirement that certain GHG emitting companies, including most power generators surrender on an annual basis one ton of CO2 equivalent allowances or GHG offset credits for each ton of annual CO2 equivalent emissions Such companies will be required to meet such allowance surrender requirements via the allocation of free allowances if available from the U.S. Environmental Protection Agency, or purchases in the open market at auctions if free allowances are not allocated, or otherwise.
  A mechanism under which the EPA would initially issue a capped and steadily declining number of tradable free emissions allowances to certain sections of affected industries, including certain generators and utilities in the electricity sector. Of the total amount of free allowances allocated by the EPA, certain sections of the electricity sector would receive 43.75% for the years 2012 through 2013, 38.89% for the years 2014 through 2015, and 35% for the years 2016 through 2025, with such free distribution of allowances to the electricity sector phasing out over a five year period from 2026 through 2030.
  A provision permitting up to two billion tons of GHG offset credits in the aggregate, if available, to be purchased annually by all emitters to satisfy the requirements above.
  A provision precluding the EPA from regulating GHG emissions under the existing provisions of the Clean Air Act.
  A temporary prohibition on the implementation of similar state or regional GHG cap and trade programs. There would be a six year moratorium (2012 to 2017) on the implementation or enforcement of similar GHG emission caps.
  The establishment of a combined energy efficiency and renewable electricity standard that would require retail electric utilities to receive 6% of their power from renewable sources by 2012, with such requirement increasing to 20% by 2020. In certain circumstances, a portion of this requirement for renewable energy could be satisfied through measures intended to increase energy efficiency.

At this time, if ACES were to be enacted into law its impact on our results of operations, financial conditions or cash flows could not be accurately predicted because of a number of uncertainties with respect to the specific implementation of any such legislation, including among other provisions, the provisions set forth in ACES related to:

  The number of free allowances that will be allocated to IPL.
  The cost to purchase allowances in an auction or on the open market, and the cost of purchasing GHG offset credits.
  The extent to which IPL will be able to recover compliance costs from its customers.

In light of the substantial uncertainties noted above, we are currently unable to make a reasonable estimate of the potential costs associated with ACES. At this time there is also substantial uncertainty as to whether the U.S. Senate will pass climate change legislation and whether any such legislation will be reconciled with ACES and ultimately enacted into law. However, we believe that it is reasonably possible that the final provisions of any federal GHG legislation that is enacted into law or further state or regional GHG legislation that is enacted into law will impose costs on us which could be material to our results of operations, financial conditions or cash flows.

If national climate change legislation or other legislation is not enacted that precludes the EPA from regulating GHG under the existing provisions of the CAA, the EPA may regulate GHG emissions. As noted in the our 2008 Form 10-K, in April 2007, the U.S. Supreme Court issued a decision in a case involving the regulation of CO2 emissions from motor vehicles under the CAA. The U.S. Supreme Court ruled that CO2 is a pollutant which potentially could be subject to regulation under Section 202 of the CAA and that EPA had a duty to determine whether CO2 emissions contribute to climate change or to provide some reasonable explanation why it would not exercise its authority. In response to the U.S. Supreme Court’s decision, in July 2008, the EPA issued an Advanced Notice of Public Rulemaking soliciting public input on whether, and if so, how CO2 emissions should be regulated from both mobile and stationary sources under Section 202 of the CAA. In order for the EPA to regulate CO2 and other GHG emissions under Section 202 of the CAA, such emissions must be “reasonably anticipated to endanger public health and welfare” under the CAA. In April 2009, the EPA released proposed findings for comment which included a proposed finding that atmospheric concentrations of six GHG, including CO2, are “reasonably anticipated to endanger public health and welfare within the meaning of Section 202(a) of the CAA.” The EPA held two public meetings in May 2009, and the period for public comment closed on June 23, 2009. While the EPA has not proposed regulations at this time, a finding that CO2 and other GHG emissions endanger the public health and welfare would allow the agency to regulate mobile sources of GHG emissions under the CAA. It is possible that the EPA could subsequently make a similar finding with respect to GHG emissions from stationary sources.

This response to the U.S. Supreme Court’s decision, coupled with stimulus from the new administration, regulators, members of Congress, states, non-governmental organizations, private parties, the courts and other factors could result in a determination by the EPA to regulate CO2 emissions from both mobile and stationary sources, including electric power generation facilities. While the majority of current state, regional and federal initiatives regarding CO2 emissions contemplate market-based compliance mechanisms (e.g., cap-and-trade), such a determination by the EPA could result in CO2 emission limits on stationary sources that do not include market based compliance mechanisms (e.g., carbon tax, CO2 emission limits, etc.). Any such regulations could increase our costs directly and indirectly and have a material adverse effect on our business and/or results of operations, financial condition or cash flows. For additional information regarding the risks associated with carbon emissions, see “Item 1A. Risk Factors - Regulators, politicians, non-governmental organizations and other private parties have expressed concern about greenhouse gas emissions and are taking actions which, in addition to the potential physical risks associated with climate change, could have a material adverse impact on our consolidated results of operations, financial condition and cash flows” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Environmental Matters” included in our 2008 Form 10-K.

Clean Air Mercury Rule

In a rule issued in March 2005, the EPA finalized the Clean Air Mercury Rule, which is a national program to cap mercury emissions from coal-fired generating units starting in 2010, with a second reduction in the mercury emission cap level scheduled for 2018. In February 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the Clean Air Mercury Rule on the basis that the EPA had failed to properly de-list mercury as a hazardous air pollutant under Section 112(c)(1) of the CAA. The result of this decision is that mercury emissions from electric generating stations are subject to the more stringent requirements of maximum achievable control technology applicable to hazardous air pollutants. In February 2009, the U.S. Supreme Court declined to review the U.S. Court of Appeals’ Clean Air Mercury Rule decision. The EPA is now expected to propose a new rule to address hazardous air pollutant emissions from electric generation power plants. It is uncertain what this new rule will provide, but it could have material adverse effect on our business and/or results of operations, financial condition or cash flows.

New Source Review

 In September 2008, IPL received a CAA Section 114 information request. The request seeks various information regarding production levels and projects implemented at IPL’s generating stations, generally for the time period from January 1, 2001 to the date of the information request. A subsequent related request extended the time period to cover certain operational data for the year 2000. This type of information request has been used in the past to assist the EPA in determining whether a plant is in compliance with New Source Review requirements under the CAA. At this time it is not possible to predict what impact, if any, this request may have on IPL, its results of operations or its financial position.

National Ambient Air Quality Standards

Over the past several years, the EPA has tightened the national ambient air quality standards for ground level ozone by lowering the standard for daily emissions from 0.080 parts per million to 0.075 parts per million and lowering the standard for daily emissions of fine particulate matter from 65 micrograms per cubic meter to 35 micrograms per cubic meter. Several areas in Indiana have been designated as nonattainment for fine particulate matter, which include the areas where IPL’s Eagle Valley, Petersburg, and Harding Street plants are located. In addition, it is expected that several counties will be redesignated as nonattainment for ozone, including areas where IPL’s Eagle Valley and Harding Street plants are located. The new standards for fine particulate matter have been challenged in court by the electric utility industry and others. Several states also sued the EPA for failing to adopt more stringent standards.

The nonattainment designations for both ozone and fine particulate matter, if upheld, will legally require the state of Indiana to modify its State Implementation Plan for ozone and fine particulate matter, which will detail how the state will regain its attainment status. Indiana Department of Environmental Management has drafted plans to reach attainment status for fine particulate matter in the relevant counties, and IDEM’s plans are pending approval by the EPA. IDEM’s current draft plan does not require our plants to install additional controls. However, it remains possible that the IDEM or the EPA may require further efforts by our generating stations to reach attainment status. At this time, we cannot predict the impact of these EPA designations.

In July 2009, the United States Court of Appeals for the District of Columbia Circuit vacated a rule that allowed compliance with the NOx State Implementation Plan Call to constitute compliance with reasonably available control technology for NOx emissions in ozone non-attainment areas. The decision implies that sources within ozone non-attainment areas may need to take actions in addition to compliance with the NOx State Implementation Plan Call, which may result in more stringent controls required at some of IPL’s generating facilities. However, at this time, we can not predict the impact of this decision on the EPA rules or Indiana’s State Implementation Plan.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of June 30, 2009. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of June 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters,” and Note 8, “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I - Financial Information of this Form 10-Q for a summary of significant legal proceedings involving us. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document
4.1	Fifty-Fifth Supplemental Indenture dated as of May 1, 2009.
4.2	Fifty-Sixth Supplemental Indenture dated as of May 1, 2009.
4.2	Fifty-Seventh Supplemental Indenture dated as of May 1, 2009.
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certification required by Rule 13a-14(b) or 15d-14(b).
99.1	First Amendment dated as of June 25, 2009 to Receivables Purchase Agreement dated as of December 20, 1996.
99.2	Second Amended and Restated Receivables Sale Agreement dated as of June 25, 2009 among IPL Funding Corporation, as the Seller, Indianapolis Power & Light Company, as the Collection Agent, The Royal Bank of Scotland PLC, as the Agent, The Liquidity Providers from time to time Party Hereto, and Windmill Funding Corporation.
99.3	Amended and Restated Indemnity Agreement dated as of June 25, 2009 made by and between Indianapolis Power & Light Company and the Agent.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.
(Registrant)

Date:	August 6, 2009	/s/ Kirk B. Michael
Kirk B. Michael
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:	August 6, 2009	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Vice President and Controller
(Principal Accounting Officer)