Form 10-Q
period 2009-09-30
IPALCO ENTERPRISES, INC.
filed 2009-11-06
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or
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

At November 5, 2009, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended September 30, 2009

TABLE OF CONTENTS

Item No.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION
1.	Financial Statements:
Unaudited Condensed Consolidated Statements of Income for the Three Months and Nine Months ended September 30, 2009 and 2008
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008
Unaudited Condensed Consolidated Statements of Common Shareholder’s Deficit and Noncontrolling Interest for the Nine Months ended September 30, 2009 and 2008
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

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

UTILITY OPERATING REVENUES	$265,902	$287,973	$816,969	$804,334

UTILITY OPERATING EXPENSES:
Operation:
Fuel	64,463	65,015	217,293	195,567
Other operating expenses	50,280	48,779	152,633	142,353
Power purchased	13,694	19,662	37,068	46,779
Maintenance	20,987	20,953	72,601	71,202
Depreciation and amortization	41,052	41,418	121,868	121,943
Taxes other than income taxes	7,389	10,123	26,309	31,008
Income taxes-net	21,581	27,403	58,318	61,445
Total utility operating expenses	219,446	233,353	686,090	670,297
UTILITY OPERATING INCOME	46,456	54,620	130,879	134,037

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	389	323	1,446	755
Miscellaneous deductions - net	(19)	(389)	(2,092)	(3,288)
Income tax benefit - net	6,332	6,001	19,672	26,517
Total other income and (deductions) - net	6,702	5,935	19,026	23,984

INTEREST AND OTHER CHARGES:
Interest on long-term debt	29,147	28,680	88,424	101,703
Other interest	316	272	1,095	701
Allowance for borrowed funds used during construction	(355)	(287)	(1,154)	(977)
Amortization of redemption premiums and expense on debt	1,024	794	2,790	2,896
Total interest and other charges-net	30,132	29,459	91,155	104,323
NET INCOME	23,026	31,096	58,750	53,698

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803	2,410	2,410

NET INCOME APPLICABLE TO COMMON STOCK	$22,223	$30,293	$56,340	$51,288

See notes to Unaudited Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)

	September 30,	December 31,
	2009	2008
ASSETS
UTILITY PLANT:
Utility plant in service	$3,999,859	$3,919,710
Less accumulated depreciation	1,763,690	1,677,496
Utility plant in service - net	2,236,169	2,242,214
Construction work in progress	71,215	86,858
Spare parts inventory	11,922	11,053
Property held for future use	991	947
Utility plant - net	2,320,297	2,341,072

OTHER ASSETS:
Investment in long-term debt securities (Note 3)	42,000	-
Nonutility property - at cost, less accumulated depreciation	695	698
Other investments	8,905	9,886
Other assets - net	51,600	10,584

CURRENT ASSETS:
Cash and cash equivalents	71,253	16,509
Short-term investments (Note 3)	-	41,550
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $1,832 and $1,801, respectively)	62,907	86,876
Fuel - at average cost	37,544	31,119
Materials and supplies - at average cost	49,691	47,917
Net income tax receivable	683	-
Deferred tax asset - current	8,925	8,531
Regulatory assets	3,729	17,345
Prepayments and other current assets	13,039	14,514
Total current assets	247,771	264,361

DEFERRED DEBITS:
Regulatory assets	437,631	461,729
Miscellaneous	21,964	24,665
Total deferred debits	459,595	486,394
TOTAL	$3,079,263	$3,102,411

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Pain in Capital	$9,344	$8,624
Accumulated deficit	(28,093)	(18,533)
Total common shareholder’s deficit	(18,749)	(9,909)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,706,542	1,666,085
Total capitalization	1,747,577	1,715,960

CURRENT LIABILITIES:
Short-term debt	-	52,691
Accounts payable	58,915	69,599
Accrued expenses	22,544	22,473
Accrued real estate and personal property taxes	26,897	26,812
Regulatory liabilities	16,576	5,735
Accrued income taxes	143	1,027
Accrued interest	46,632	28,168
Customer deposits	18,298	16,928
Other current liabilities	9,256	10,177
Total current liabilities	199,261	233,610

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Accumulated deferred income taxes - net	378,247	398,089
Non-current income tax liability	8,445	8,351
Regulatory liabilities	483,791	471,002
Unamortized investment tax credit	13,383	15,212
Accrued pension and other postretirement benefits	222,734	234,670
Miscellaneous	25,825	25,517
Total deferred credits and other long-term liabilities	1,132,425	1,152,841

COMMITMENTS AND CONTINGENCIES (Note 9)
TOTAL	$3,079,263	$3,102,411

See notes to Unaudited Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATIONS:
Net income	$58,750	$53,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,461	115,529
Amortization of regulatory assets	6,282	10,266
Deferred income taxes and investment tax credit adjustments - net	(18,881)	(20,765)
Tender fees expensed as interest	-	13,852
Allowance for equity funds used during construction	(1,280)	(655)
Change in certain assets and liabilities:
Accounts receivable	23,969	(4,097)
Fuel, materials and supplies	(8,199)	(9,662)
Income taxes receivable or payable	(1,475)	16,867
Financial transmission rights	3,694	(8,017)
Accounts payable and accrued expenses	(2,871)	8,178
Accrued real estate and personal property taxes	85	12,212
Accrued interest	18,464	19,748
Pension and other postretirement benefit expenses	(11,936)	(47,926)
Short-term and long-term regulatory assets and liabilities	39,440	(3,520)
Other - net	953	(835)
Net cash provided by operating activities	226,456	154,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(83,617)	(73,021)
Purchase of investments	(40,300)	(111,336)
Proceeds from sales and maturities of short-term investments	40,415	77,425
Other	(5,310)	(2,663)
Net cash used in investing activities	(88,812)	(109,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	97,700	55,880
Short-term debt repayments	(150,391)	(9,500)
Long-term debt borrowings	171,850	394,105
Retirement of long-term debt and early tender premium	(131,850)	(388,852)
Dividends on common stock	(65,900)	(54,158)
Preferred dividends of subsidiary	(2,410)	(2,410)
Other	(1,899)	(7,856)
Net cash cash used in financing activities	(82,900)	(12,791)
Net change in cash and cash equivalents	54,744	32,487
Cash and cash equivalents at beginning of period	16,509	7,743
Cash and cash equivalents at end of period	$71,253	$40,230

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$70,212	$82,267
Income taxes	$59,000	$38,545

See notes to Unaudited Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholder’s Deficit
and Noncontrolling Interest
(In Thousands)

	Paid in Capital	Accumulated Deficit	Total Deficit	Cumulative Preferred Stock of Subsidiary
Balance at December 31, 2008	$8,624	$(18,533)	$(9,909)	$59,784
Comprehensive Income:
Net income applicable to common stock		56,340	56,340
Total Comprehensive Income			56,340

Distributions to AES		(65,900)	(65,900)
Contributions from AES	720		720
Balance at September 30, 2009	$9,344	$(28,093)	$(18,749)	$59,784

Balance at December 31, 2007	$6,778	$(18,016)	$(11,238)	$59,784
Comprehensive Income:
Net income applicable to common stock		51,288	51,288
Total Comprehensive Income			51,288

Adjustment for the adoption of SFAS 158, net of income taxes of $281		(411)	(411)
Distributions to AES		(54,159)	(54,159)
Contributions from AES	1,100		1,100
Balance at September 30, 2008	$7,878	$(21,298)	$(13,420)	$59,784

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

IPALCO’s other direct subsidiary is Mid-America Capital Resources, Inc. Mid-America is the holding company for IPALCO’s unregulated activities. Mid-America owns a 4.4% interest in EnerTech Capital Partners II L.P., a venture capital fund that invests in early stage and emerging growth companies in the energy technology, clean technology and related markets, with a recorded value of $5.3 million and $6.8 million as of September 30, 2009 and December 31, 2008 (See Note 3, “Short-term and Long-term Investments”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of IPALCO, IPL and Mid-America. All significant intercompany amounts have been eliminated. The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by GAAP for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited financial statements have been prepared in accordance with the accounting policies described in IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2008 and should be read in conjunction therewith. Certain prior period amounts have been reclassified to conform to current year presentation. We have evaluated subsequent events through November 5, 2009, which is the same date this report is issued.

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

New Accounting Pronouncements

Financial Accounting Standards Board Accounting Standards Codification 105 “Generally Accepted Accounting Principles”

In June 2009, the FASB issued Statement of Financial Accounting Standards 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162,” which updates ASC 105. This update establishes the FASB ASC as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The FASB ASC supersedes all the existing non-SEC accounting and reporting standards effective July 1, 2009. The adoption of this statement did not have a material impact on our results of operations, financial condition or cash flows.

FASB ASC 320 “Investments - Debt and Equity Securities”

In April 2009, the FASB issued FASB Staff Position No. SFAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which updates ASC 320. This update amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This update does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This update does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this update requires comparative disclosures only for periods ending after initial adoption. The adoption of this statement did not have a material impact on our results of operations, financial condition or cash flows.

FASB ASC 810, “Consolidation”

In December 2007, the FASB issued SFAS 160 “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51,” which updates ASC 810. This update establishes accounting and reporting standards for the noncontrolling interest in a subsidiary. This update is effective for IPALCO beginning January 1, 2009 and must be applied to all periods presented in the financial statements. In accordance with this update, we have changed the presentation on IPALCO’s Unaudited Condensed Consolidated Statements of Income to show the dividends related to those shares as a deduction from Net Income to arrive at Net Income Applicable to Common Stock.

FASB ASC 815 “Derivatives and Hedging”

In March 2008, the FASB issued SFAS 161“Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” which updates ASC 815. This update requires additional disclosures about derivatives, but does not change the method of accounting for derivatives. The additional disclosures include: the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under ASC 815, and a tabular disclosure of the effects of such instruments and related hedged items on an entity’s financial position, operations, and cash flows. Contracts that meet the criteria for and that are designated under the normal purchases and normal sales exception are not recorded at fair value and are not included in the disclosure requirements of this update. This guidance became effective for IPALCO beginning January 1, 2009. The guidance also states that the provisions of the Statement need not be applied to immaterial items. IPALCO engages in limited derivative and hedging activities. Additionally, IPALCO’s larger derivative items both qualify for regulatory treatment under ASC 980, “Regulated Operation” and therefore any unrealized gains or losses related to those items are deferred as regulatory assets or liabilities instead of being recognized in the statements of income. As a result, we have determined that our derivative items are not material to our financial statements at this time and have therefore excluded the additional disclosures. Please refer to Note 5, “Fair Value Measurements,” included in this Form 10-Q and/or Note 6, “Fair Value Measurements,” included in the 2008 Form 10-K for more information related to IPL’s derivative activities.

FASB ASC 820 “Fair Value Measurements and Disclosures”

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which updates ASC 820. This update provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased. This update also includes guidance on identifying circumstances that indicate a transaction is not orderly and requires the disclosure of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this statement did not have a material impact on our results of operations, financial condition or cash flows.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (ASC 820) - Measuring Liabilities at Fair Value,” which further updates ASC 820. The update provides guidance on several key issues regarding the estimated fair value of liabilities in accordance with ASC 820. The guidance addresses restrictions on the transfer of a liability and clarifies how the price of a traded debt security should be considered in estimating the fair value of the issuer’s liability. The adoption of this update did not have a material impact on our results of operations, financial condition or cash flows.

FASB ASC 825 “Financial Instruments”

In April 2009, the FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” which updates ASC 825. This update requires disclosures about fair value of financial instruments in interim reporting periods of an entity that were previously only required to be disclosed in annual financial statements. We have adopted this update and have provided the additional disclosures required in Note 5, “Fair Value Measurements.”

FASB ASC 855 “Subsequent Events”

In May 2009, the FASB issued SFAS 165 “Subsequent Events,” also known as ASC 855. ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements; identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and sets forth the disclosures that should be made about events or transactions that occur after the balance sheet date. ASC 855 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The adoption of this statement did not have a material impact on our results of operations, financial condition or cash flows.

3. Short-term and long-term Investments

As of December 31, 2008, IPL’s short-term investments consisted of available-for-sale debt securities and included $2.0 million of auction rate securities and $39.6 million in variable rate demand notes (see below). We did not have any short-term investments as of September 30, 2009.

As of September 30, 2009, IPL’s long-term investments consisted of available-for-sale debt securities and included the $2.0 million of auction rate securities, reclassified as long-term investments due to the uncertainty of our ability to convert them into cash in the current market environment and $40.0 million of variable rate demand notes (see below). We did not have any long-term investments as of December 31, 2008.

Variable Rate Demand Notes

IPL’s investment in variable rate demand notes consisted of the City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B (Indianapolis Power & Light Company Project). IPL received the proceeds from the original issuance of the 1995B Bonds and is liable for interest and principal on the 1995B Bonds, which mature on January 1, 2023. Interest on the 1995B Bonds varied weekly and was set through a remarketing process. IPL maintains a $40.6 million long-term liquidity facility supporting the 1995B Bonds. The liquidity facility expires in May 2011. IPL also entered into an interest rate swap agreement to hedge our interest rate exposure on the 1995B Bonds. The interest rate is synthetically fixed at 5.21% per annum through this interest rate swap agreement.

During several months in the second half of 2008, as much as $39.6 million of the 1995B Bonds were not successfully remarketed and were therefore tendered to the trustee. In accordance with the terms of IPL’s committed liquidity facility, the trustee drew $39.7 million against this facility to fund the tender and related accrued interest. As specified in the swap agreement, while the 1995B Bonds were not being remarketed, the swap counterparty exercised its right to pay interest to IPL at the alternative floating rate, which applied to the 1995B Bonds that were not remarketed instead of the cost of funds rate. As a result of the tender, the trustee held the $39.6 million of the 1995B Bonds on IPL’s behalf on December 31, 2008. Because management believed the 1995B Bonds would be successfully remarketed within one year, IPL’s investment in the 1995B Bonds was presented as current on our December 31, 2008 balance sheet. During the first half of 2009, all of these 1995B Bonds were successfully remarketed and the trustee no longer held those bonds on IPL’s behalf.

Beginning on May 6, 2009, as a result of the bond insurer’s credit downgrades, the swap counterparty again exercised its right to pay interest to IPL at the alternative floating rate. As a result, IPL’s effective interest rate for the 1995B Bonds as of August 31, 2009, including the interest rate swap agreement, increased from 5.21% to approximately 12% per annum.

In September 2009, in accordance with the terms of the 1995B Bonds, IPL converted the 1995B Bonds from tax-exempt weekly interest rate mode to commercial paper mode and directed the remarketing agent to no longer remarket the 1995B Bonds. In connection with this conversion all of the outstanding 1995B Bonds were tendered back to the trustee. In accordance with the terms of IPL’s committed liquidity facility, the trustee drew $40 million against this facility to fund the tender and the trustee is again holding the 1995B Bonds on IPL’s behalf. Since the 1995B Bonds are no longer being remarketed, per the terms of the 1995B Bonds the commercial paper rate is set to 0%. Because IPL’s committed liquidity facility does not expire until May 2011 and because management does not currently intend to retire or remarket the 1995B Bonds within the next 12 months, we have classified the associated 1995B Bonds as available-for-sale within long-term investment on our September 30, 2009 balance sheet. IPL is liable for the interest and principal on the liquidity facility. IPL also continues to be liable to the swap counterparty for 5.21% interest rate and the swap counterparty continues to exercise its right to pay interest to IPL at the alternative floating rate. As of November 1, 2009, our effective interest rate on the 1995B Bonds, including the liquidity facility and interest rate swap agreement was approximately 6% per annum. All of the 1995B Bonds remain outstanding and IPL remains liable for payment of interest and principal thereon, even though IPL currently is the holder of the 1995B Bonds.

Other Investments

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

4. REGULATORY MATTERS

Basic Rates and Charges

IPL’s basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes and include a fair return on the fair value of the utility property used and useful in providing service to customers. Pursuant to statute, the Indiana Utility Regulatory Commission is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years. The IURC typically performs an annual review but has the authority to review the rates of any utility at any time it chooses. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. IPL’s basic rates and charges were last adjusted in 1996.

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

In IPL’s four most recently approved FAC filings (FAC 81 through 84), the IURC found that IPL’s rolling annual jurisdictional retail electric net operating income was lower than the authorized annual jurisdictional net operating income. In addition, in IPL’s September 2009 FAC filing (FAC 85), which has not yet been approved by the IURC, IPL’s rolling annual jurisdictional retail electric net operating income was also calculated to be lower than the authorized annual jurisdictional net operating income for the twelve months ended July 31, 2009. In IPL’s FAC 76 through 80 filings, the IURC found that IPL’s rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. Because IPL has a cumulative net operating income deficiency, it has not been required to make customer refunds in its FAC proceedings.

In December 2007, IPL received a letter from the staff of the IURC requesting information relevant to the IURC’s periodic review of IPL’s basic rates and charges and IPL subsequently provided information to the staff. Since IPL’s cumulative net operating income deficiency (described above) requires no customer refunds in the FAC process, the IURC staff was concerned that the higher than usual 2007 earnings may continue in the future. In an effort to allay staff’s concerns, in IPL’s IURC approved FAC 79 and 80, IPL provided voluntary credits to its retail customers totaling $30 million and $2 million, respectively. IPL recorded a $30 million deferred fuel regulatory liability in March 2008 and a $2 million deferred fuel regulatory liability in June 2008, with corresponding and respective reductions against revenues for these voluntary credits. All of these credits have been applied in the form of offsets against fuel charges that customers would have otherwise been billed during June 1, 2008 through February 28, 2009.

In September 2009, IPL received a letter from the staff of the IURC relevant to the IURC’s periodic review of IPL’s basic rates and charges which expressed concerns about IPL’s level of earnings and invited IPL to provide additional information. In response, IPL provided information to the staff of the IURC. It is not possible to predict what impact, if any, the IURC’s review may have on IPL.

Deferred Fuel

Deferred fuel was a liability of $14.6 million as of September 30, 2009 included in current regulatory liabilities while deferred fuel was an asset of $9.3 million as of December 31, 2008 which was included in current regulatory assets. The net change in the deferred fuel liability of $23.9 million was primarily because the amount of fuel charged to customers increased to recover underbilled fuel costs from prior periods and because fuel costs in 2009 have been less than estimated.

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

Midwest ISO Real Time Revenue Sufficiency Guarantee

The Midwest ISO collects RSG charges from market participants that cause additional generation to be dispatched when the costs of such generation are not recovered. Over the past two years, there have been disagreements between interested parties regarding the calculation methodology for RSG charges and how such charges should be allocated to the different Midwest ISO participants. The Midwest ISO has changed their methodology multiple times. Per past Federal Energy Regulatory Commission orders, in December 2008, the Midwest ISO filed with the FERC its proposed revisions and clarifications to the calculation of the RSG charges and had begun to use its new methodology in January 2009, including making resettlements of previous calculations. In the second quarter of 2009, the FERC withdrew its previous orders related to RSG charges and further directed Midwest ISO to cease the ongoing market resettlements and refund process and to reconcile the amounts paid and collected in order to return each market participant to the financial state it was in before the refund process began. This has the potential implication that IPL would no longer be entitled to refunds that were due to IPL under the previous order for periods between April 1, 2005 and November 4, 2007.

In July 2009, IPL filed a Request for Clarification or alternately a Request for Rehearing on this issue alone. In addition to our requests, other interested parties have expressed interest in a different model of allocating RSG charges. Another factor that affects how RSG charges impact IPL is our ability to recover such costs from our customers through our FAC and/or in a future basic rate case proceeding. Under the methodology currently in effect, RSG charges have little effect on IPL’s financial statements as the vast majority of such charges are considered to be fuel costs and are recoverable through IPL’s FAC, while the remainder are being deferred for future recovery in accordance with GAAP. However, the IURC’s orders in IPL’s FAC 77, 78 and 79 proceedings approved IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of the FERC proceeding regarding RSG charges and any subsequent appeals therefrom. As a result, it is not possible to predict how these proceedings will ultimately impact IPL, but we do not believe they will have a material impact on our financial statements.

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

Financing Order

Please see Note 7, “Indebtedness” for information regarding approval from the IURC to refinance our variable rate debt.

5. FAIR VALUE MEASUREMENTS

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

Cash Equivalents

As of September 30, 2009 and December 31, 2008, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity, which was $43.8 million and $5.2 million as of September 30, 2009 and December 31, 2008, respectively.

Customer Deposits

Our customer deposits do not have defined maturity dates and therefore, fair value is estimated to be the amount payable on demand, which equaled book value. Customer deposits totaled $18.3 million and $16.9 million as of September 30, 2009 and December 31, 2008, respectively.

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

The following table shows the carrying amount and the fair value of fixed rate and variable rate indebtedness for the periods ending:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Millions)
Fixed-rate	$1,632.7	$1,705.2	$1,500.8	$1,287.1
Variable-rate	80.0	80.0	224.5	224.5
Total indebtedness	$1,712.7	$1,785.2	$1,725.3	$1,511.6

Fair Value Hierarchy

ASC 820 defines and establishes a framework for measuring fair value and expands disclosures about fair value measurements for financial assets and liabilities that are adjusted to fair value on a recurring basis and/or financial assets and liabilities that are measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the period. IPALCO did not have any financial assets or liabilities measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the periods covered by this report. In accordance with ASC 820, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

As of September 30, 2009 and December 31, 2008 we only had Level 3 financial assets or liabilities measured at fair value on a recurring basis, based on the fair value hierarchy. The following table presents those financial assets and liabilities:

	Fair Value Measurements Using Level 3 at
	September 30, 2009	December 31, 2008
	(In Thousands)
Financial assets:
Investments in debt securities	$42,000	$41,550
Financial transmission rights	1,604	5,298
Total financial assets measured at fair value	$43,604	$46,848

Financial liabilities:
Interest rate swap	$9,571	$9,918
Other derivative liabilities	193	194
Total financial liabilities measured at fair value	$9,764	$10,112

The following table sets forth a reconciliation of financial instruments classified as Level 3 in the fair value hierarchy:

	Derivative Financial Instruments, net Liability	Investments in Debt Securities	Total
	(In Thousands)
Balance at January 1, 2009	$(4,814)	$41,550	$36,736
Unrealized losses recognized in earnings	(27)	-	(27)
Unrealized gain recognized as a regulatory asset	(673)	-	(673)
Issuances and settlements, net	(2,646)	450	(2,196)
Balance at September 30, 2009	$(8,160)	$42,000	$33,840

6. Sales of Accounts Receivable

Accounts Receivable Securitization

IPL formed IPL Funding Corporation in 1996 as a special-purpose entity to purchase receivables originated by IPL pursuant to a purchase agreement entered into with IPL. At the same time, IPL Funding entered into a sale facility with unrelated parties (Royal Bank of Scotland plc and Windmill Funding Corporation) pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, interests in the pool of receivables purchased from IPL up to the lesser of (1) an amount determined pursuant to the sale facility that takes into account certain eligibility requirements and reserves relating to the receivables, or (2) $50.0 million. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold to the maximum amount permitted by the sale facility. During 2009, the sale facility was extended through May 25, 2010. IPL Funding is included in the Unaudited Condensed Consolidated Financial Statements of IPALCO. Since IPL Funding is a wholly owned subsidiary of IPL, IPL is the primary beneficiary of IPL Funding. Accounts receivable on the accompanying Unaudited Condensed Consolidated Balance Sheets of IPALCO are stated net of $50 million sold.

IPL retains servicing responsibilities in its role as collection agent on the amounts due on the sold receivables. However, the Purchasers assume the risk of collection on the purchased receivables without recourse to IPL in the event of a loss. While no direct recourse to IPL exists, we risk loss in the event collections are not sufficient to allow for full recovery of the retained interests. No servicing asset or liability is recorded since the servicing fee paid to IPL approximates a market rate. Per the terms of the purchase agreement, IPL Funding pays IPL $0.6 million annually in servicing fees which is financed by capital contributions from IPL to IPL Funding.

The carrying value of the retained interest is determined by allocating the carrying value of the receivables between the interests sold and the interests retained based on relative fair value. The key assumptions in estimating fair value are credit losses, the selection of discount rates, and expected receivables turnover rate. As a result of short accounts receivable turnover periods and historically low credit losses, the impact of these assumptions have not been significant to the fair value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history.

The losses recognized on the sales of receivables were $0.3 million and $0.5 million for the three months ended September 30, 2009 and 2008, respectively, and $0.9 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively. These losses are included in Other operating expense on the Unaudited Condensed Consolidated Statements of Income. The amount of the losses recognized depends on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and the proceeds received.

The following tables show the receivables sold and retained interests as of the periods ended and cash flows during the periods ending:

	September 30, 2009	December 31, 2008
	(In Millions)
Receivables at IPL Funding	$113.4	$137.4
Less: Retained interests	63.4	87.4
Net receivables sold	$50.0	$50.0

	For the Nine Months Ended September 30,
	2009	2008
	(In Millions)
Cash flows during period:
Cash proceeds from interest retained	$450.1	$442.3
Cash proceeds from sold receivables(1)	$337.5	$296.5

(1)Cash flows from the sale of receivables are reflected within Operating Activities on the Unaudited Condensed Consolidated Statements of Cash Flows.

There were no proceeds from new securitizations for each of the three months ended and nine months ended September 30, 2009 and 2008.

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

Under the sale facility, if IPL fails to maintain certain financial covenants including but not limited to interest coverage and debt-to-capital ratios, it would constitute a “termination event.” As of September 30, 2009 IPL is in compliance with such covenants.

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

7. INDEBTEDNESS

Financing Order

In January 2009, the IURC issued an order approving IPL’s financing petition filed in August 2008. The order grants IPL the authority to enter into capital lease obligations not to exceed an aggregate principal amount of $10.0 million outstanding at any one time and to refinance, if appropriate, four variable rate debt issues totaling $171.9 million, at any time throughout the period ending December 31, 2010. The variable rate debt included three series, totaling $131.9 million, whose interest rates were set in a weekly auction rate process, which IPL refinanced in June 2009 (see below), and one series that is currently set at 0%, however IPL continues to be liable to a swap counterparty for 5.21% interest. See Note 3, “Short-term and Long-term Investments” for further discussion. Given the volatility in the capital markets, IPL will continue to evaluate its alternatives with regard to refinancing the remaining variable rate debt.

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

Variable-Rate Unsecured Debt

As described in our 2008 Form 10-K, IPL is liable for interest and principal on the 1995B Bonds. Our September 30, 2009 and December 31, 2008 balance sheets reflect our obligation on the 1995B Bonds in long-term debt.

8. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following tables present information relating to the Employees’ Retirement Plan of Indianapolis Power & Light Company and the Supplemental Retirement Plan of Indianapolis Power & Light Company, which are combined and shown as Pension Benefits. The following tables also present information relating to Other Postretirement Benefits:

	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
Net funded status of plans:
Net funded status at December 31, 2008, before tax adjustments	$(222,233)	$(13,083)
Net benefit cost components reflected in net funded status during first quarter:
Service cost	(1,580)	(350)
Interest cost	(8,018)	(171)
Expected return on assets	6,037	-
Employer contributions during quarter	5,000	86
March 2009 postretirement actuarial adjustment(1)	-	7,802
Net funded status at March 31, 2009, before tax adjustments	(220,794)	(5,716)
Net benefit cost components reflected in net funded status during second quarter:
Service cost	(1,579)	(110)
Interest cost	(8,017)	(100)
Expected return on assets	6,036	-
Employer contributions during quarter	4,500	110
Net funded status at June 30, 2009, before tax adjustments	(219,854)	(5,816)
Net benefit cost components reflected in net funded status during third quarter:
Service cost	(1,580)	(111)
Interest cost	(8,017)	(100)
Expected return on assets	6,037	-
Employer contributions during quarter	6,000	62
Net funded status at September 30, 2009, before tax adjustments	$(217,414)	$(5,965)

Regulatory assets related to pensions (2)(3):
Regulatory assets at December 31, 2008, before tax adjustments	$280,277	$390
March 2009 postretirement actuarial adjustment(1)	-	(7,802)
Amount reclassified through net benefit cost:
Amortization of prior service credit/(cost)	(881)	39
Amortization of net actuarial gain/(loss)	(4,070)	5
Regulatory assets at March 31, 2009, before tax adjustments	275,326	(7,368)
Amount reclassified through net benefit cost:
Amortization of prior service credit/(cost)	(881)	100
Amortization of net actuarial gain/(loss)	(4,071)	32
Regulatory assets at June 30, 2009, before tax adjustments	270,374	(7,236)
Amount reclassified through net benefit cost:
Amortization of prior service credit/(cost)	(880)	101
Amortization of net actuarial gain/(loss)	(4,070)	32
Regulatory assets at September 30, 2009, before tax adjustments	$265,424	$(7,103)

(1)See “Other Postretirement Employee Benefits and Expense” below.

(2)Amounts that would otherwise be charged/credited to Accumulated Other Comprehensive Income or Loss upon application of ASC 715, “Compensation - Retirement Benefits” are recorded as a regulatory asset or liability because IPL has historically recovered and currently recovers pension and other postretirement benefit expenses in rates. These are unrecognized amounts yet to be recognized as components of net periodic benefit costs.

(3)The regulatory liability related to Other Postretirement Benefits is netted against the regulatory assets related to Pension Benefits on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Pension Expense

The following table presents Net Periodic Benefit Cost information relating to the Pension Plans combined:

	For the Three Months Ended, September30,		For the Nine Months Ended, September 30,
	2009	2008	2009	2008
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,580	$1,312	$4,739	$3,936
Interest cost	8,017	7,573	24,052	22,719
Expected return on plan assets	(6,037)	(7,857)	(18,110)	(23,589)
Amortization of prior service cost	880	717	2,642	2,151
Amortization of actuarial loss(1)	4,070	457	12,211	1,571
Net periodic benefit cost	$8,510	$2,202	$25,534	$6,788

(1)Includes $116,000 and $546,000 settlement loss as a result of a lump sum distribution paid out of the Supplemental Pension Plan for the three months and nine months ended September 30, 2008, respectively, in accordance with ASC 715 “Compensation - Retirement Benefits”.

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

The following table presents Net Periodic Benefit Cost information relating to other postretirement benefits:

	For the Three Months Ended, September 30,		For the Nine Months Ended, September 30,
	2009	2008	2009	2008
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$111	$279	$571	$836
Interest cost	100	161	371	484
Amortization of prior credit	(101)	(14)	(240)	(42)
Amortization of actuarial gain	(32)	(4)	(69)	(13)
Net periodic benefit cost	$78	$422	$633	$1,265

9. COMMITMENTS AND CONTINGENCIES

Legal

As of September 30, 2009 and December 31, 2008, IPL was a defendant in approximately 104 and 114, respectively, pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant” meaning that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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

In November 2007, the International Brotherhood of Electrical Workers, Local Union No. 1395, and sixteen individual retirees filed a complaint at the IURC seeking enforcement of their interpretation of the 1995 final order and associated settlement agreement resolving IPL’s basic rate case. The Complainants requested that the IURC conduct an investigation of IPL’s failure to fund the Voluntary Employee Beneficiary Association Trust, at a level of approximately $19 million per year. The VEBA Trust was spun off to an independent trustee in 2001. The complaint sought an IURC order requiring IPL to make contributions to place the VEBA Trust in the financial position in which allegedly it would have been had IPL not ceased making annual contributions to the VEBA Trust after its spin off. The complaint also sought an IURC order requiring IPL to resume making annual contributions to the VEBA Trust. IPL filed a motion to dismiss and both parties sought summary judgment in the IURC proceeding. In May 2009, the IURC granted summary judgment in favor of IPL, however, in June 2009 the Complainants filed an appeal of the IURC’s May 2009 order with the Indiana Court of Appeals. Briefing on the appeal is now complete. The Complainants have requested oral argument, but the Court of Appeals has not made a decision on the request. IPL anticipates a decision on the appeal sometime in 2010. IPL believes it has meritorious defenses to the Complainants’ claims and it will assert them vigorously in all proceedings; however, there can be no assurances that it will be successful in its efforts.

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

In September 2008, IPL received a Clean Air Act Section 114 information request from the Environmental Protection Agency regarding production levels and projects implemented at IPL’s generating stations. These types of information requests have been used in the past to assist the EPA in determining whether a plant is in compliance with applicable standards under the CAA. The information request generally covered the time period from January 1, 2001, to the date of the information request. IPL received a previous CAA Section 114 request in November 2000, seeking information about production levels and projects at IPL’s generating stations dating back to January 1, 1975. IPL provided information to the EPA in response to the requests.

In October 2009, IPL received a Notice of Violation and Finding of Violation from the EPA pursuant to CAA Section 113(a). The Notice alleges violations of the CAA at IPL’s three coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and New Source Review Requirements under the CAA. The letter accompanying the Notice offered IPL an opportunity to meet with the EPA representatives to discuss the Notice. IPL will meet with the EPA to discuss the Notice in the near future. IPL believes it has meritorious defenses to the allegations described in the Notice and will defend itself in any dispute vigorously; however, there can be no assurances that it will be successful in its efforts. At this time, it is not possible to predict what impact, if any, the Notice may have on IPL if IPL’s defense is not successful. However, it is possible that IPL may face fines or be required to make capital expenditures in connection with the alleged violations, which could be material to our results of operations, financial condition or cash flows.

10. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. Utility net income for the three months ended September 30, 2009 and 2008 was $32.7 million and $41.2 million, respectively and for the nine months ended September 30, 2009 and 2008 was $88.9 million and $92.0 million, respectively.

The nonutility category primarily includes the $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 and $400 million of 7.25% Senior Secured Notes due April 1, 2016; approximately $13.0 million and $5.2 million of nonutility cash and cash equivalents, as of September 30, 2009 and December 31, 2008, respectively; short-term and long-term nonutility investments (including a 4.4% ownership interest in EnerTech) of $7.7 million and $9.0 million at September 30, 2009 and December 31, 2008, respectively; and income taxes and interest related to those items. Nonutility assets represented less than 1% of IPALCO’s total assets as of September 30, 2009 and December 31, 2008. There was no nonutility operating income during the periods covered by this report. However, the nonutility operating segment had a net loss of $9.6 million and $10.1 million for the three months ended September 30, 2009 and 2008, respectively and $30.1 million and $38.3 million for the nine months ended September 30, 2009 and 2008, respectively. There were no nonutility capital expenditures during the three months and nine months ended September 30, 2009 and 2008. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

ITEM 1B. DEFINED TERMS

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report on Form 10-Q:

1995B Bonds	$40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B (Indianapolis Power & Light Company Project)
2008 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2008
ACES	H.R. 2454, “The American Clear Energy and Security Act of 2009”
AES	The AES Corporation
ASC	FASB Accounting Standards Codification
ASM	Ancillary Services Market
CAA	Clean Air Act
CAMR	Clean Air Mecury Rule
CEJAP	S. 1733, “The Clean Energy Jobs and American Power Act”
CCT	Clean Coal Technology
Complainants	International Brotherhood of Electrical Workers, Local Union No. 1395, and sixteen individual retirees
CO2	Carbon Dioxide
EnerTech	EnerTech Capital Partners II L.P.
EPA	U.S. Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FAC	Fuel Adjustment Charges
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FSP	FASB Staff Position
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse Gases
HAP	Hazardous Air Pollutants
IDEM	Indiana Department of Environmental Management
IFA	Indiana Finance Authority
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IPL Funding	IPL Funding Corporation
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hour
MW	Megawatt
Midwest ISO	Midwest Independent Transmission System Operator, Inc.
Mid-America	Mid-America Capital Resources, Inc.
Moody’s	Moody’s Investors Service
Notice	Notice of Violation and Finding of Violation
NOx	Nitrogen Oxides
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
Purchasers	Royal Bank of Scotland plc and Windmill Funding Corporation
RSG	Revenue Sufficiency Guarantee
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur Dioxide
S&P	Standard & Poor’s
VEBA Trust	Voluntary Employee Beneficiary Association Trust

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the notes thereto included in “Item 1. Financial Statements” included in Part I - Financial Information of this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see “Cautionary Note Regarding Forward - Looking Statements” at the beginning of this Form 10-Q. For a list of certain abbreviations or acronyms used in this discussion, see “Item 1B. Defined Terms” included in Part I - Financial Information of this Form 10-Q

Description of the Company

IPALCO Enterprises Inc. is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is Indianapolis Power & Light Company, a regulated utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources Inc. is the holding company for our unregulated activities. Mid-America’s only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund, with a recorded value of $5.3 million and $6.8 million as of September 30, 2009 and December 31, 2008, respectively. Our business segments are utility and nonutility.

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

IMPACTS OF WEAK ECONOMIC CONDITIONS

The United States and global economies have experienced significant turmoil, including an economic recession, a crisis in the credit markets, and significant losses in the equity markets. The timing and extent of the recovery is unknown, and much uncertainty still exists in the Unites States and global economies and the credit and equity markets. The following discussion is an update to and should be read in conjunction with the discussion included in “Impacts of Weak Economic Conditions” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

While currently not material to our liquidity or ability to service our debts, we nonetheless have been affected by the weak economic conditions. As part of the overall weakened economy, there has been a significant decrease in average wholesale electric prices in our region, due primarily to the decline in demand for power and the decline in market prices of fuel (primarily natural gas and coal). Over the past five years, wholesale revenues represented 6% of our total electric revenue. Because most of our nonfuel costs are fixed in the short term, a decline in wholesale prices can have a significant impact on earnings. During the nine months ended September 30, 2009 as compared to the same period in 2008 we experienced a $32.2 million unfavorable price variance on our wholesale sales.

Additionally, the economic recession and milder weather conditions have contributed significantly to the 6% decrease in retail energy sales volume during the nine months ended September 30, 2009 as compared to the same period in 2008. This decrease resulted in a $36.7 million unfavorable retail volume variance in the comparable periods. IPL is generally able to sell excess energy in the wholesale markets; however wholesale prices are significantly lower on average. We believe demand for energy will increase over time, however we do not expect a quick reset back to 2008 levels.

As described in our 2008 Form 10-K, IPL is liable for interest and principal on the City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B (Indianapolis Power & Light Company Project). Interest on the 1995B Bonds varied weekly and was set through a remarketing process. IPL maintains a $40.6 million long-term liquidity facility supporting the 1995B Bonds. The liquidity facility expires in May 2011. IPL also entered into an interest rate swap agreement to hedge our interest rate exposure on the 1995B Bonds. The interest rate is synthetically fixed at 5.21% per annum through this interest rate swap agreement.

During several months in the second half of 2008, as much as $39.6 million of the 1995B Bonds were not successfully remarketed and were therefore tendered to the trustee. In accordance with the terms of IPL’s committed liquidity facility, the trustee drew $39.7 million against this facility to fund the tender and related accrued interest. As specified in the swap agreement, while the 1995B Bonds were not being remarketed, the swap counterparty exercised its right to pay interest to IPL at the alternative floating rate, which applied to the 1995B Bonds that were not remarketed instead of the cost of funds rate. As a result of the tender, the trustee held the $39.6 million of the 1995B Bonds on IPL’s behalf on December 31, 2008. During the first half of 2009, all of these 1995B Bonds were successfully remarketed and the trustee no longer held those bonds on IPL’s behalf.

Beginning on May 6, 2009, as a result of the bond insurer’s credit downgrades, the swap counterparty again exercised its right to pay interest to IPL at the alternative floating rate. As a result, IPL’s effective interest rate for the 1995B Bonds as of August 31, 2009, including the interest rate swap agreement, increased from 5.21% to approximately 12% per annum.

In September 2009, in accordance with the terms of the 1995B Bonds, IPL converted the 1995B Bonds from tax-exempt weekly interest rate mode to commercial paper mode and directed the remarketing agent to no longer remarket the 1995B Bonds. In connection with this conversion all of the outstanding 1995B Bonds were tendered back to the trustee. In accordance with the terms of IPL’s committed liquidity facility, the trustee drew $40 million against this facility to fund the tender and the trustee is again holding the 1995B Bonds on IPL’s behalf. Since the 1995B Bonds are no longer being remarketed, per the terms of the 1995B Bonds the commercial paper rate is set to 0%. IPL is liable for the interest and principal on the liquidity facility. IPL also continues to be liable to the swap counterparty for 5.21% interest rate and the swap counterparty continues to exercise its right to pay interest to IPL at the alternative floating rate. As of November 1, 2009, our effective interest rate on the 1995B Bonds, including the liquidity facility and interest rate swap agreement was approximately 6% per annum. All of the 1995B Bonds remain outstanding and IPL remains liable for payment of interest and principal thereon, even though IPL currently is the holder of the 1995B Bonds.

Results of Operations

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated expenses are not generated evenly by month during the year.

Comparison of three months ended September 30, 2009 and three months ended September 30, 2008

Utility Operating Revenues

Utility operating revenues during the three months ended September 30, 2009 decreased by $22.1 million compared to the same period in 2008, which resulted from the following changes (dollars in thousands):

	Three Months Ended September 30,		Change	Percent Change
	2009	2008

Utility Operating Revenue:
Retail Revenues	$246,439	$273,385	$(26,946)	(10)%
Wholesale Revenues	14,501	10,245	4,256	42%
Miscellaneous Revenues	4,962	4,343	619	14%
Total Utility Operating Revenues	$265,902	$287,973	$(22,071)	(8)%

Heating Degree Days:
Actual	34	9	25	278%
30-year Average	81	81
Cooling Degree Days:
Actual	589	768	(179)	(23)%
30-year Average	725	725

The 8% decrease in utility operating revenues was primarily due to a 10% decrease in retail revenues. This decrease was primarily due to a 9% decrease in the quantity of kWh sold ($20.4 million) and a 1% decrease in the weighted average price per kWh sold ($6.5 million). The decrease in the quantity of retail kWhs sold was primarily due to decline in economic conditions ($15.6 million) and milder weather conditions ($4.8 million) in 2009 compared to 2008. The decrease in the weighted average price of kWhs sold was primarily due to a $9.2 million decrease in fuel revenues, which is offset by increased fuel and purchased power expenses attributable to serving our jurisdictional retail customers as described below in “Utility Operating Expenses.” This decrease is partially offset by a $5.3 million increase in the base rate charged to our retail customers primarily due to increased prices associated with our declining block rate structure. There was also a $3.0 million decrease in revenues related to our Clean Coal Technology projects.

The decrease in retail revenues is partially offset by a 42% increase in wholesale revenues. The increase in wholesale revenues is primarily due to a 198% increase in the quantity of kWh sold ($20.3 million), partially offset by a 53% decrease in the weighted average price per kWh sold ($16.1 million). The quantity and price of wholesale kWh sales are impacted by the ability of our generation to be dispatched by the Midwest Independent Transmission System Operator, Inc. at wholesale prices that are above our variable costs and the amount of electricity we have available to sell in the wholesale market. Our ability to be dispatched in the Midwest ISO market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability. We believe wholesale prices are down significantly compared to 2008 as a result of lower energy demand in the United States due primarily to the economic recession and milder weather.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended September 30, 2008 to the three months ended September 30, 2009 (in millions):

Operating Expenses for the three months ended September 30, 2008	$233.4
Decrease in purchased power	(6.0)
Decrease in income taxes - net	(5.8)
Decrease in other operating expenses	(4.8)
Decrease in taxes other than income taxes	(2.7)
Increase in pension expense	6.3
Other miscellaneous variances	(0.9)
Operating Expenses for the three months ended September 30, 2009	$219.5

The decrease in power purchased was primarily due to a 62% decrease in the volume of power purchased during the period ($11.1 million), partially offset by an increase in the market price of purchased power ($2.3 million) and a $2.8 million increase in capacity purchases. The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outage and because at times it is less expensive for us to buy power in the market than to produce it ourselves. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased.

The $4.8 million decrease in other operating expenses was primarily due to decreased wages and benefits ($1.6 million), operating expenses related to our CCT projects ($1.6 million), contractor and consulting services ($0.9 million), and various other individually immaterial items. The $2.7 million decrease in taxes other than income taxes was primarily due to a change in estimate that reduced property tax expense by $3.1 million as a result of Marion County finalizing property tax rates for 2008 and the estimated impact on 2009 rates.

Net periodic benefit cost (pension expense) increased from $2.2 million during the three months ended September 30, 2008 to $8.5 million during the three months ended September 30, 2009. This increase was primarily due to an increase of $3.7 million in amortization of actuarial loss and a $1.8 million decrease in the expected return on plan assets. Both of these unfavorable variances are primarily the result of the significant decline in market value of our pension assets in 2008. This decline coupled with a decrease in the discount rate used to value pension liabilities resulted in a $185.9 million net actuarial loss in 2008, which is being amortized into expense over 12 years in accordance with accounting principles generally accepted in the United States of America. Pension expense is included in Other operating expenses on the accompanying Unaudited Condensed Consolidated Statements of Income.

The $5.8 million decrease in income tax expense was primarily due to a decrease in pretax net operating income for the reasons previously described.

Other Income and Deductions

Other income and deductions increased $0.8 million for the three months ended September 30, 2009 as compared to the same period in 2008, due to a $0.3 million increase in income tax benefits and also a $0.2 million increase in IPALCO’s share of earnings from equity method investments.

Interest and Other Charges

Interest and other charges increased $0.7 million for the three months ended September 30, 2009 as compared to the same period in 2008. The increase is primarily due to a $0.5 million increase in interest on long-term debt primarily due to increased interest related to the 1995B Bonds. See “Impact of Weak Economic Conditions” for further discussion on the 1995B Bonds.

Comparison of nine months ended September 30, 2009 and nine months ended September 30, 2008

Utility Operating Revenues

Utility operating revenues during the nine months ended September 30, 2009 increased by $12.6 million compared to the same period in 2008, which resulted from the following changes (dollars in thousands):

	Nine Months Ended September 30,		Change	Percent Change
	2009	2008

Utility Operating Revenue:
Retail Revenues	$767,481	$746,306	$21,175	3%
Wholesale Revenues	35,265	43,848	(8,583)	(20)%
Miscellaneous Revenues	14,223	14,180	43	0%
Total Utility Operating Revenues	$816,969	$804,334	$12,635	2%

Heating Degree Days:
Actual	3,221	3,418	(197)	(6)%
30-year Average	3,505	3,505
Cooling Degree Days:
Actual	968	1,058	(90)	(9)%
30-year Average	1,027	1,027

The 2% increase in utility operating revenues was primarily due to a 3% increase in retail revenues. This increase was primarily due to a $32.0 million reduction against revenues recorded in the first nine months of 2008 to recognize credits offered by IPL to its retail customers. The credits, which were approved by the Indiana Utility Regulatory Commission, were offered by IPL to allay concerns raised by the IURC as to IPL’s level of earnings.

Excluding the effect of the $32.0 million of credits in 2008, retail revenues decreased by 1% ($10.8 million). This decrease was primarily due to a 6% decrease in the quantity of kWh sold ($36.7 million), partially offset by a 5% increase in the weighted average price per kWh sold ($25.9 million). The decrease in the quantity of retail kWhs sold was primarily due to decline in economic conditions ($25.3 million) and milder weather conditions ($11.4 million) in 2009 compared to 2008. The increase in the weighted average price of kWhs sold was primarily due to a (i) $16.8 million increase in fuel revenues, which is offset by increased fuel and purchased power expenses attributable to serving our jurisdictional retail customers as described below in “Utility Operating Expenses,” (ii) a $12.6 million increase in the base rate charged to our retail customers primarily due to higher demand charges ($2.8 million) and (iii) increased prices associated with our declining block rate structure. These increases were partially offset by a $4.4 million decrease in revenues related to our CCT projects.

The 20% decrease in wholesale revenues is primarily due to a 48% decrease in the weighted average price per kWh sold ($32.2 million), partially offset by a 54.0% increase in the quantity of kWhs sold ($23.7 million). The primary drivers for changes in the price and quantity of wholesale power sales are described in “Comparison of three months ended September 30, 2009 and three months ended September 30, 2008.”

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 (in millions):

Operating Expenses for the nine months ended Septmeber 30, 2008	$670.3
Increase in fuel costs	21.7
Increase in pension expense	18.7
Decrease in power purchased	(9.7)
Decrease in other operating expenses	(8.4)
Decrease in taxes other than income taxes	(4.7)
Decrease in income taxes - net	(3.1)
Other miscellaneous variances	1.3
Operating Expenses for the nine months ended September 30, 2009	$686.1

The $21.7 million increase in fuel costs is primarily due to a $29.2 million increase in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our Fuel Adjustment Charges and actual fuel and purchased power costs as described in “Comparison of three months ended September 30, 2009 and three months ended September 30, 2008.” The increase in deferred fuel costs is partially offset by a 4% decrease in the tons of coal consumed ($7.2 million) due to decreased generation.

Net periodic benefit cost (pension expense) increased from $6.8 million during the nine months ended September 30, 2008 to $25.5 million during the nine months ended September 30, 2009. This increase was primarily due to an increase of $11.2 million in amortization of actuarial loss and a $5.5 million decrease in the expected return on plan assets. Both of these unfavorable variances are primarily the result of the significant decline in market value of our pension assets in 2008 as described in “Comparison of three months ended September 30, 2009 and three months ended September 30, 2008.”

The decrease in power purchased was primarily due to a 27% decrease in the market price of purchased power ($19.8 million) partially offset by an 18% increase in the volume of power purchased during the period ($7.9 million) and a $2.2 million increase in capacity purchases. For a discussion of the primary drivers of market price and volume see “Comparison of three months ended September 30, 2009 and three months ended September 30, 2008.”

The $8.4 million decrease in other operating expenses was primarily due to decreased wages and benefits ($2.6 million), contractor and consulting services ($2.5 million), operating expenses related to our CCT projects ($2.2 million), and various other individually immaterial items. The $4.7 million decrease in taxes other than income taxes was primarily due to a change in estimate that reduced property tax expense by $5.4 million as a result of Marion County finalizing property tax rates for 2008 and the estimated impact on 2009 rates. The $3.1 million decrease in income tax expense was primarily due to a decrease in pretax net operating income for the reasons previously described.

Other income and deductions decreased from income of $24.0 million for the nine months ended September 30, 2008 to income of $19.0 million as compared to the same period in 2009, primarily due to a $6.8 million decrease in the income tax benefit, and an impairment recorded on our investment in EnerTech of $1.8 million, partially offset by decreases in charitable donations ($1.0 million), contracted services ($0.9 million) and a $0.7 million increase in the allowance for equity funds used during construction. The decrease in the income tax benefit was primarily due to a $13.3 million decrease in interest expense on long-term debt. The increase in allowance for equity funds used during construction was primarily due to the higher average balance of construction work in progress during the first nine months of 2009 as compared to the same period in 2008.

Interest and Other Charges

Interest and other charges decreased $13.2 million for the nine months ended September 30, 2009 as compared to the same period in 2008. The decrease is primarily due to a $13.9 million early tender premium related to the refinancing in April 2008 of IPALCO’s $375 million of 8.375% (original coupon 7.375%) Senior Secured Notes due November 14, 2008 with the proceeds from the issuance of $400 million of 7.25% Senior Secured Notes due April 1, 2016. The decrease is partially offset by increased interest related to the 1995B Bonds. See “Impacts of Weak Economic Conditions” for further discussion on the 1995B Bonds.

Liquidity and Capital Resources

As of September 30, 2009, we had unrestricted cash and cash equivalents of $71.3 million. As of September 30, 2009, we also had available borrowing capacity of $108.7 million under our $150.0 million committed credit facility after outstanding borrowings, existing letters of credit and liquidity support for the 1995B Bonds. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the Federal Energy Regulatory Commission. We have approval from the FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2010. However, we also have restrictions on the amount of new debt that may be issued due to contractual obligations of The AES Corporation and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will currently be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. As described previously, the current weak economic conditions may limit our access to financing in the capital markets, however we do not have any indebtedness maturing until 2011 or any major construction activity planned before 2010. Therefore, we do not anticipate a need to access the debt capital markets until at least the fourth quarter of 2010, although we may decide to do so earlier if terms are economically favorable.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditures totaled $83.6 million and $73.0 million for the nine months ended September 30, 2009 and 2008, respectively. Construction expenditures during the first nine months of 2009 and 2008 were financed with internally generated cash provided by operations and borrowings on our credit facilities.

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

Common Stock Dividends

All of IPALCO’s outstanding common stock is held by AES. During the first nine months of 2009 and 2008 we paid $65.9 million and $54.2 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $15.5 million and $50.7 million to the Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company during the first nine months of 2009 and 2008, respectively. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to revert back to IPL during 2009

Capital Resources

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

See “Impacts of Weak Economic Conditions” for information regarding the 1995B Bonds.

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 and IPL’s credit facilities (as well as the amount of certain other fees on the credit facilities) are dependent upon the credit ratings of IPALCO and IPL, respectively. In the event IPALCO’s or IPL’s credit ratings are downgraded or upgraded, the interest rates and certain other fees charged to IPALCO and IPL could increase, or decrease, respectively. However, the applicable interest rate on the $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 cannot increase any further, but upgrades in IPALCO’s credit ratings would decrease the interest rate. Downgrades in the credit ratings of AES could result in IPL’s and/or IPALCO’s credit ratings being downgraded.

In August 2009, the corporate credit ratings of IPL and IPALCO were upgraded by S&P from BB+ to BBB-, resulting in an investment grade rating. This upgrade led to a downgrade in IPL’s senior unsecured debt rating from BBB to BBB- as a result of S&P applying its criteria for investment grade ratings to IPL. Under this criterion the senior unsecured rating of an investment grade company typically cannot be higher than its corporate credit rating. At this same time, S&P also upgraded the credit rating of IPALCO’s senior secured notes from BB to BB+. Additionally in August 2009, Moody’s upgraded the credit rating of IPL’s senior secured debt from Baa1 to A3. This upgrade was due to a change in Moody’s methodology for notching the senior secured debt ratings of investment-grade regulated utilities. Moody’s notching practices widened as a result of their research which indicated that regulated utilities have defaulted at a lower rate and experienced lower loss given default rates than non-financial, non-utility corporate issuers.

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

Sales of Accounts Receivable

Please see Note 6, “Sales of Accounts Receivable” to the Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I - Financial Information of this Form 10-Q.

Regulatory Matters

Basic Rates and Charges

Our basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes and include a fair return on the fair value of the utility property used and useful in providing service to customers. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years. The IURC typically performs an annual review but has the authority to review the rates of any utility at any time it chooses. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Our basic rates and charges were last adjusted in 1996.

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

In our four most recently approved FAC filings (FAC 81 through 84), the IURC found that our rolling annual jurisdictional retail electric net operating income was lower than the authorized annual jurisdictional net operating income. In addition, in our September 2009 FAC filing (FAC 85), which has not yet been approved by the IURC, our rolling annual jurisdictional retail electric net operating income was also calculated to be lower than the authorized annual jurisdictional net operating income for the twelve months ended July 31, 2009. In our FAC 76 through 80 filings, the IURC found that our rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. Because we have a cumulative net operating income deficiency, we have not been required to make customer refunds in our FAC proceedings.

In December 2007, we received a letter from the staff of the IURC requesting information relevant to the IURC’s periodic review of our basic rates and charges and we subsequently provided information to the staff. Since our cumulative net operating income deficiency (described above) requires no customer refunds in the FAC process, the IURC staff was concerned that the higher than usual 2007 earnings may continue in the future. In an effort to allay staff’s concerns, in our IURC approved FAC 79 and 80, we provided voluntary credits to our retail customers totaling $30 million and $2 million, respectively. We recorded a $30 million deferred fuel regulatory liability in March 2008 and a $2 million deferred fuel regulatory liability in June 2008, with corresponding and respective reductions against revenues for these voluntary credits. All of these credits have been applied in the form of offsets against fuel charges that customers would have otherwise been billed during June 1, 2008 through February 28, 2009.

In September 2009, we received a letter from the staff of the IURC relevant to the IURC’s periodic review of our basic rates and charges which expressed concerns about our level of earnings and invited us to provide additional information. In response, we provided information to the staff of the IURC. It is not possible to predict what impact, if any, the IURC’s review may have on us.

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

Wind Power Purchase Agreement

In April 2008, we entered into a power purchase agreement for 20 years of approximately 106 MW of wind generated electricity with Hoosier Wind Project, LLC, a subsidiary of enXco, Inc. In October 2009, the construction of the facility was completed and the facility began its commercial operation in November 2009.

In June 2009, we entered into a power purchase agreement for 20 years of approximately 200 MW of wind generated electricity with Lakefield Wind Project, LLC, another subsidiary of enXco, Inc. Construction is expected to be completed by December 31, 2010. The contract is contingent, among other things, on the IURC approval of cost recovery via a cost recovery mechanism similar to the FAC. In July 2009, we filed the request with the IURC for such recovery. No assurance can be given at this time as to whether or not the IURC will approve the request.

These agreements will help us to diversify the resources available to serve our customers in light of potential greenhouse gas and renewable portfolio standards legislation.

Industry Changes

American Recovery and Reinvestment Act of 2009

The American Recovery and Reinvestment Act of 2009 was enacted into law in February 2009. The American Recovery and Reinvestment Act of 2009 includes various provisions that fund the development of the electric power industry at the federal and state level. These provisions include, but are not limited to, improving energy efficiency and reliability; electricity delivery (including smart grid technology); energy research and development; renewable energy; and demand response management. In August 2009, we submitted an application for a Smart Grid Investment Grant for $20 million to provide our customers with tools to help them more efficiently use electricity and also to upgrade our delivery system infrastructure. In October 2009, the U.S. Department of Energy notified us that our application had been selected for award negotiations. The U.S. Department of Energy’s Office of Electricity Delivery and Energy Reliability plans to conduct a briefing for all selectees in November 2009. Our project is part of our Alternative Regulatory Plan (discussed above) and, if approved by the IURC, is estimated to cost $48.8 million and will be completed over a two-year period.

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

In 2009, a key development in the area of GHG legislation in the U.S. was the passage of H.R. 2454, “The American Clean Energy and Security Act of 2009” by the U.S. House of Representatives. ACES contemplates a nationwide cap and trade program to reduce U.S. emissions of CO2 and other GHG starting in 2012. Key features of ACES, among other things, include:

  A planned target to reduce by 2020 GHG emissions reductions by 17% from 2005 levels and to reduce GHG emissions by 83% from 2005 levels by 2050
  A requirement that certain GHG emitting companies, including most power generators surrender on an annual basis CO2 equivalent allowances or GHG offset credits for each ton of annual CO2 equivalent emissions. Such companies will be required to meet such allowance surrender requirements via the allocation of free allowances if available from the U.S. Environmental Protection Agency, or purchases in the open market at auctions if free allowances are not allocated, or to the extent permitted, the generation of offset credits.
  A mechanism under which the EPA would initially issue a capped and steadily declining number of tradable free emissions allowances to certain sections of affected industries, including certain generators and utilities in the electricity sector, with such free distribution of allowances to the electricity sector phasing out over a five year period from 2026 through 2030.
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

The U.S. Senate has begun to deliberate similar legislation with the introduction in September 2009 of draft bill S. 1733, “The Clean Energy Jobs and American Power Act.” CEJAP contemplates a planned target to reduce by 2020 GHG emissions by 20% from 2005 levels and by 83% from 2005 levels by 2050. CEJAP has not advanced out of the U.S. Senate committee in which it was introduced (the Environmental and Public Works Committee) and, if it does advance out of the committee and is ultimately passed by the U.S. Senate, it may undergo significant revisions from its current form. Any legislation passed by the U.S. Senate will need to be reconciled with ACES, and both the U.S. House of Representative and the U.S. Senate would then need to approve such reconciled legislation before, assuming signature by the U.S. President, it would become law.

At this time, if ACES, CEJAP or some reconciled version of ACES and CEJAP were to be enacted into law its impact on our results of operations, financial conditions or cash flows could not be accurately predicted because of a number of uncertainties with respect to the specific terms and implementation of any such legislation, including among other provisions, the provisions set forth in ACES related to:

  The number of free allowances that will be allocated to IPL.
  The cost to purchase allowances in an auction or on the open market, and the cost of purchasing GHG offset credits.
  The extent to which IPL will be able to recover compliance costs from its customers.

If federal legislation is not enacted that precludes the EPA from regulating GHG under the CAA, the EPA plans to regulate GHG emissions. In September 2009, the EPA proposed a rule to regulate GHG emissions from automobiles, a mobile source of emissions. If such rule is ultimately enacted with respect to a mobile source, one effect would be to subject stationary sources of GHG emissions (including power plants) to regulation under various sections of the CAA. The most important impact on stationary sources would be a requirement that all new sources of GHG emissions of over 250 tons per year, and existing sources planning physical changes that would increase their GHG emissions, obtain new source review permits from the EPA prior to construction. Such sources would be required to apply “best available control technology” to limit the emission of GHG. The EPA has proposed a rule that would limit such regulation of stationary sources to those stationary sources emitting the CO2 equivalent of over 25,000 tons per year of GHG. Also in September 2009, the EPA finalized its first rule mandating the widespread tracking and reporting of GHG emissions. Although this tracking and reporting rule does not mandate reductions in GHG emissions, data generated from its implementation may facilitate the further development of federal GHG policy, which may include mandatory GHG emissions limits.

The EPA’s currently proposed rules and regulations, any future EPA rules and regulations, as well as federal, regional or state requirements could increase our costs directly and indirectly and have a material adverse effect on our business and/or results of operations, financial condition or cash flows. For additional information regarding the risks associated with carbon emissions, see “Item 1A. Risk Factors - Regulators, politicians, non-governmental organizations and other private parties have expressed concern about greenhouse gas emissions and are taking actions which, in addition to the potential physical risks associated with climate change, could have a material adverse impact on our consolidated results of operations, financial condition and cash flows” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Environmental Matters” included in our 2008 Form 10-K.

Clean Air Mercury Rule

In a rule issued in March 2005, the EPA finalized the CAMR, which is a national program to cap mercury emissions from coal-fired generating units starting in 2010, with a second reduction in the mercury emission cap level scheduled for 2018. In February 2008, the U.S. Court of Appeals for the District of Columbia Circuit vacated the CAMR on the basis that the EPA had failed to properly de-list mercury as a hazardous air pollutant under Section 112(c)(1) of the CAA. The result of this decision is that mercury emissions from electric generating stations are subject to the more stringent requirements of maximum achievable control technology applicable to HAP. In February 2009, the U.S. Supreme Court declined to review the U.S. Court of Appeals’ CAMR decision. The EPA is now expected to propose a new rule to address HAP emissions from electric generation power plants, including mercury. With respect to the HAP, the EPA issued a notice of the agency’s intent to collect information so that it can develop a maximum achievable control technology standard for coal-fired power plants which, unlike the CAMR, will not provide a market-based compliance option (e.g., cap-and-trade) for power plants subject to the rule. The EPA recently entered into a settlement agreement under which the EPA committed to issue a proposed HAP rule for coal-fired power plants by March 2011 and a final rule by November 2011. The EPA has indicated that all existing coal-fired power plants will be required to comply with such standards within four years of a final rule. While the exact impact and cost of any such new federal rules cannot be established until they are promulgated they could have a material adverse effect on our business and/or results of operations, financial condition or cash flows.

New Source Review

In September 2008, IPL received a CAA Section 114 information request from the EPA regarding production levels and projects implemented at IPL’s generating stations. These types of information requests have been used in the past to assist the EPA in determining whether a plant is in compliance with applicable standards under the CAA. The information request generally covered the time period from January 1, 2001, to the date of the information request. IPL received a previous CAA Section 114 request in November 2000, seeking information about production levels and projects at IPL’s generating stations dating back to January 1, 1975. IPL provided information to the EPA in response to the requests

In October 2009, IPL received a Notice of Violation and Finding of Violation from the EPA pursuant to CAA Section 113(a). The Notice alleges violations of the CAA at IPL’s three coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and New Source Review Requirements under the CAA. The letter accompanying the Notice offered IPL an opportunity to meet with the EPA representatives to discuss the Notice. IPL will meet with the EPA to discuss the Notice in the near future. IPL believes it has meritorious defenses to the allegations against it described in the Notice and will defend itself vigorously; however, there can be no assurances that it will be successful in its efforts. At this time, it is not possible to predict what impact, if any, the Notice may have on IPL if IPL’s defense is not successful. However, it is possible that IPL may face fines or be required to make capital expenditures in connection with the alleged violations, which could be material to the Company’s results of operations, financial condition or cash flows.

National Ambient Air Quality Standards

Over the past several years, the EPA has tightened the national ambient air quality standards for ground level ozone by lowering the standard for daily emissions of ozone from 0.080 parts per million to 0.075 parts per million and lowering the standard for daily emissions of fine particulate matter from 65 micrograms per cubic meter to 35 micrograms per cubic meter. Based on the new ozone daily emission standard, it would be expected that several areas that are currently designated as in attainment for ozone would be redesignated as nonattainment, including areas where IPL’s Eagle Valley and Harding Street plants are located. In September 2009, however, the EPA announced that it intends to reconsider the new ozone standard.

Several areas in the state of Indiana have been designated as nonattainment for fine particulate matter for the daily and annual standards, which include the areas where IPL’s Eagle Valley, Petersburg, and Harding Street plants are located. With respect to the annual standard, nonattainment area designations have been challenged in court by the electric utility industry and others. In July 2009, the U.S. Court of Appeals for the District of Columbia Circuit upheld the EPA’s designation of nonattainment areas for fine particulate matter under the annual standard. The IPL plants continue to be in nonattainment areas under the annual fine particulate matter standard. With respect to the daily standard, in October 2009, the EPA announced plans to designate areas as nonattainment based on new data, and all areas where IPL plants are located, despite the more stringent standard, will be in attainment.

Several states have also sued the EPA for failing to adopt more stringent standards for ozone and fine particulate matter. With regard to the challenge to the ozone standard, the EPA requested a stay in connection with its plans to reconsider this standard. With regard to the challenge to the fine particulate matter standard, a federal appeals court remanded the annual fine particulate matter standard to the EPA for further justification or, if appropriate, modification. The court found that the EPA failed to explain adequately why the annual fine particulate matter standard was sufficient to protect public health.

The nonattainment designations for both ozone and fine particulate matter, if upheld and if they remain in effect, will legally require the state of Indiana to modify its State Implementation Plan for ozone and fine particulate matter, which will detail how the state will regain its attainment status. Indiana Department of Environmental Management has drafted plans to reach attainment status for fine particulate matter in the relevant counties, and IDEM plans are pending approval by the EPA. IDEM’s current draft plan does not require our plants to install additional controls. However, it remains possible that the IDEM or the EPA may require further efforts by our generating stations to reach attainment status. At this time, we cannot predict the impact of these EPA nonattainment designations.

In July 2009, the U.S. Court of Appeals for the District of Columbia Circuit vacated a rule that allowed compliance with the NOx State Implementation Plan Call to constitute compliance with reasonably available control technology for NOx emissions in ozone non-attainment areas. The decision implies that sources within ozone non-attainment areas may need to take actions in addition to compliance with the NOx State Implementation Plan Call, which may result in more stringent controls required at some of IPL’s generating facilities. However, at this time, we can not predict the impact of this decision on the EPA rules or Indiana’s State Implementation Plan.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of September 30, 2009. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of September 30, 2009, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters,” and Note 9, “Commitments and Contingencies” to the Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I - Financial Information of this Form 10-Q for a summary of significant legal proceedings involving us. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certification required by Rule 13a-14(b) or 15d-14(b).
99*	Second Amended and Restated Receivables Sale Agreement dated as of June 25, 2009 among IPL Funding Corporation, as the Seller, Indianapolis Power & Light Company, as the Collection Agent, The Royal Bank of Scotland PLC, as the Agent, The Liquidity Providers from time to time Party Hereto, and Windmill Funding Corporation.

* Revised document and replaces Exhibit 99.2 included in IPALCO’s June 30, 2009 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.
(Registrant)

Date:	November 5, 2009	/s/ Kirk B. Michael
Kirk B. Michael
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:	November 5, 2009	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Vice President and Controller
(Principal Accounting Officer)