Form 10-K/A
period 2009-12-31
IPALCO ENTERPRISES, INC.
filed 2010-03-04
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

This Form 10-K/A is being filed solely for the purpose of correcting a formatting error in the Reports of the Independent Registered Public Accounting Firms of Ernst & Young LLP and Deloitte & Touche LLP relative to the consolidated financial statements of Indianapolis Power & Light Company. The formatting error resulted in the date of the Ernst & Young LLP report to appear at the top of the Deloitte & Touche LLP report. No other changes were made to the Annual Report on Form 10-K for 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report  signed on its behalf by the undersigned, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
(Registrant)

Date:	March 4, 2010	/s/ Kirk B. Michael
Kirk B. Michael
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

..

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