Form 10-Q
period 2010-03-31
IPALCO ENTERPRISES, INC.
filed 2010-05-07
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
or
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

At May 6, 2010, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 2010

TABLE OF CONTENTS

Item No.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION
1.	Financial Statements:
Unaudited Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2010 and 2009
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Month Ended March, 2010 and 2009
Unaudited Condensed Consolidated Statements of Common Shareholder’s Deficit and Noncontrolling Interest for the Three Months Ended March, 2010 and 2009
Notes to Unaudited Condensed Consolidated Financial Statements
1B.	Defined Terms
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosure About Market Risk
4.	Controls and Procedures

PART II - OTHER INFORMATION
1.	Legal Proceedings
1A.	Risk Factors
2.	Unregistered Sales of Equity Securities and Use of Proceeds
3.	Defaults Upon Senior Securities
4.	(Removed and Reserved)
5.	Other Information
6.	Exhibits

SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

  This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 including, in particular, the statements about our plans, strategies and prospects under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I - Financial Information of this Form 10-Q. Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words “could,” “may,” “predict,” “anticipate,” “would,” “believe,” “estimate,” “expect,” “forecast,” “project,” “objective,” “intend,” “continue,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements.

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

  federal and state legislation and regulations, including greenhouse gas regulations;

  our ownership by The AES Corporation;

  changes in our credit ratings or the credit ratings of AES;

  fluctuations in the value of pension plan assets, fluctuations in pension plan expenses and our ability to fund defined benefit pension and other post-retirement plans;

  changes in financial or regulatory accounting policies;

  environmental matters, including costs of compliance with current and future environmental requirements;

  interest rates and other costs of capital;

  the availability of capital;

  labor strikes or other workforce factors;

  facility or equipment maintenance, repairs and capital expenditures;

  local economic conditions, including the fact that the local and regional economy have recently been in decline and face considerable uncertainty for the foreseeable future which further increases many of the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2009;

  acts of terrorism, acts of war, pandemic events or natural disasters such as floods, earthquakes, tornadoes, ice storms or other catastrophic events;

  costs and effects of legal and administrative proceedings, settlements, investigations and claims and the ultimate disposition of litigation;

  issues related to our participation in the Midwest Independent Transmission System Operator, Inc., including the cost associated with membership and the recovery of costs incurred;

  and product development and technology changes.

Most of these factors affect us through our consolidated subsidiary, Indianapolis Power & Light Company. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. Except as required of the federal securities laws, we undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future events or otherwise. If one or more forward looking statements are updated, no inference should be drawn that additional updates will be made with respect to those or other forward looking statements.

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In Thousands)

	Three Months Ended
	March 31,
	2010	2009

UTILITY OPERATING REVENUES	$288,037	$289,728

UTILITY OPERATING EXPENSES:
Operation:
Fuel	78,773	81,590
Other operating expenses	48,525	52,609
Power purchased	12,793	13,285
Maintenance	23,683	22,024
Depreciation and amortization	40,583	40,285
Taxes other than income taxes	10,323	8,663
Income taxes-net	23,752	22,522
Total utility operating expenses	238,432	240,978
UTILITY OPERATING INCOME	49,605	48,750

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	678	419
Miscellaneous income and (deductions) - net	(178)	228
Income tax benefit - net	6,593	6,207
Total other income and (deductions) - net	7,093	6,854

INTEREST AND OTHER CHARGES:
Interest on long-term debt	28,725	30,458
Other interest	636	459
Allowance for borrowed funds used during construction	(452)	(303)
Amortization of redemption premiums and expense on debt	1,041	886
Total interest and other charges-net	29,950	31,500
NET INCOME	26,748	24,104

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803

NET INCOME APPLICABLE TO COMMON STOCK	$25,945	$23,301

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)

	March 31,	December 31,
	2010	2009
ASSETS
UTILITY PLANT:
Utility plant in service	$4,039,182	$4,020,492
Less accumulated depreciation	1,814,955	1,788,588
Utility plant in service - net	2,224,227	2,231,904
Construction work in progress	77,947	76,472
Spare parts inventory	12,819	12,309
Property held for future use	991	991
Utility plant - net	2,315,984	2,321,676

OTHER ASSETS:
Investment in long-term debt securities	41,672	42,000
Nonutility property - at cost, less accumulated depreciation	692	693
Other investments	8,072	7,992
Other assets - net	50,436	50,685

CURRENT ASSETS:
Cash and cash equivalents	86,047	48,022
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $2,907 and $2,143, respectively) (Note 5)	131,897	86,657
Fuel - at average cost	37,173	38,203
Materials and supplies - at average cost	50,454	49,925
Deferred tax asset - current	9,043	9,550
Regulatory assets	2,998	4,828
Prepayments and other current assets	9,292	8,717
Total current assets	326,904	245,902

DEFERRED DEBITS:
Regulatory assets	392,036	395,651
Miscellaneous	21,348	21,431
Total deferred debits	413,384	417,082
TOTAL	$3,106,708	$3,035,345

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Pain in Capital	10,090	9,820
Accumulated deficit	(41,233)	(18,878)
Accumulated other comprehensive loss	(195)	-
Total common shareholder’s deficit	(31,338)	(9,058)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,706,859	1,706,695
Total capitalization	1,735,305	1,757,421

CURRENT LIABILITIES:
Short-term debt (Note 5)	50,000	-
Accounts payable	66,316	60,672
Accrued expenses	27,630	23,026
Accrued real estate and personal property taxes	22,421	23,631
Regulatory liabilities	13,284	13,863
Accrued income taxes	21,990	-
Accrued interest	46,745	30,826
Customer deposits	19,598	18,816
Other current liabilities	10,558	9,498
Total current liabilities	278,542	180,332

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Accumulated deferred income taxes - net	367,472	374,953
Non-current income tax liability	8,629	8,618
Regulatory liabilities	496,604	492,000
Unamortized investment tax credit	12,723	13,153
Accrued pension and other postretirement benefits	183,637	185,815
Miscellaneous	23,796	23,053
Total deferred credits and other long-term liabilities	1,092,861	1,097,592

COMMITMENTS AND CONTINGENCIES (Note 7)
TOTAL	$3,106,708	$3,035,345

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES,
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATIONS:
Net income	$26,748	$24,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,423	39,805
Amortization of regulatory assets	1,614	1,695
Deferred income taxes and investment tax credit adjustments - net	(6,221)	(11,191)
Allowance for equity funds used during construction	(624)	(359)
Gains (losses) on investments and environmental emissions and dividend income	(178)	40
Change in certain assets and liabilities:
Accounts receivable	(4,748)	6,282
Fuel, materials and supplies	501	(5,180)
Income taxes receivable or payable	23,247	27,506
Accounts payable and accrued expenses	10,322	7,493
Accrued real estate and personal property taxes	(1,211)	2,145
Accrued interest	15,919	16,870
Pension and other postretirement benefit expenses	(2,179)	(8,807)
Short-term and long-term regulatory assets and liabilities	1,416	23,251
Other - net	1,245	(2,169)
Net cash provided by operating activities	106,274	121,485

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(26,864)	(27,032)
Proceeds from sales and maturities of short-term investments	-	29,400
Other	(1,663)	(1,367)
Net cash provided by (used in) investing activities	(28,527)	1,001

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings (Note 5)	9,508	8,000
Short-term debt repayments	-	(49,500)
Dividends on common stock	(48,300)	(55,300)
Preferred dividends of subsidiary	(803)	(803)
Other	(127)	(148)
Net cash cash used in financing activities	(39,722)	(97,751)
Net change in cash and cash equivalents	38,025	24,735
Cash and cash equivalents at beginning of period	48,022	16,509
Cash and cash equivalents at end of period	$86,047	$41,244

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$12,897	$13,816
Income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholder’s Deficit
and Noncontrolling Interest
(In Thousands)

	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Common Shareholder's Deficit	Cumulative Preferred Stock of Subsidiary
2009
Beginning Balance	$8,624	$(18,533)	$-	$(9,909)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		23,301		23,301
Total Comprehensive Income attributable to common stock				23,301

Distributions to AES		(55,300)		(55,300)
Contributions from AES	296			296
Balance at March 31, 2009	$8,920	$(50,532)	$-	$(41,612)	$59,784

2010
Beginning Balance	$9,820	$(18,878)	$-	$(9,058)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		25,945		25,945
Unrealized loss on available for sale investment (net of
income taxes of $133)			(195)	(195)
Total Comprehensive Income attributable to common stock				25,750

Distributions to AES		(48,300)		(48,300)
Contributions from AES	270			270
Balance at March 31, 2010	$10,090	$(41,233)	$(195)	$(31,338)	$59,784

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

IPALCO’s other direct subsidiary is Mid-America Capital Resources, Inc. Mid-America is the holding company for IPALCO’s unregulated activities. Mid-America owns a 4.4% interest in EnerTech Capital Partners II L.P., a venture capital fund that invests in early stage and emerging growth companies in the energy technology, clean technology and related markets, with a recorded value of $5.3 million as of both March 31, 2010 and December 31, 2009.

2. Summary of significant accounting policies

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of IPALCO, IPL and Mid-America. All significant intercompany amounts have been eliminated. The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited financial statements have been prepared in accordance with the accounting policies described in IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2009 and should be read in conjunction therewith. Certain prior period amounts have been reclassified to conform to current year presentation.

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

New Accounting Pronouncements

Financial Accounting Standards Board ASC 860

In June 2009, the Financial Accounting Standards Board issued SFAS 166 “Accounting for Transfers of Financial Assets,” which amends SFAS 140 and changed the accounting rules for certain sales of accounts receivable effective January 1, 2010, among other things. IPALCO has one such arrangement that was impacted by SFAS 166. As a result of the adoption of SFAS 166, now known as ASC 860, the accounts receivable sale arrangement between IPL, IPL Funding and third party purchasers is now treated as a collateralized borrowing for financial reporting purposes, rather than as a sale, as was previously the case. Please refer to Note 5, “Sales of Accounts Receivable,” included in this Form 10-Q for more information.

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

Demand-Side Management and IPL’s Smart Energy Project

In 2004, the IURC initiated an investigation to examine the overall effectiveness of DSM programs throughout the State of Indiana and to consider any alternatives to improve DSM performance statewide. On December 9, 2009, the IURC issued a Generic DSM Order that found that electric utilities subject to its jurisdiction must meet an overall goal of annual cost-effective DSM savings of 2% per year by 2019 (beginning in 2010 at 0.3% and growing to 2.0% in 2019, and subject to certain adjustments). The IURC also found that all jurisdictional electric utilities have to participate in five initial, statewide core DSM programs, which will be administered by a third party administrator. Consequently, our DSM spending, both capital and operating, will increase significantly going forward, which will also reduce our retail revenues.

Prior to the issuance of the Generic DSM Order, IPL filed a petition seeking relief for substantive DSM programs. IPL proposed a DSM plan to be considered in two phases. The first phase (Phase I) sought recovery for traditional-type DSM programs such as residential home weatherization and energy efficiency education programs. The IURC issued an Order in February 2010 that approved the programs included in IPL’s Phase I request. In addition to IPL’s recovery of the direct costs of the DSM program, the Order also included an opportunity for IPL to receive performance based incentives. The second phase (Phase II) sought recovery for “Advanced” DSM programs and was coincident with IPL’s application for a smart grid funding grant from the Department of Energy. The Advanced DSM programs included an Advanced Metering Infrastructure communication backbone as well as two-way meters and home area network devices for certain of IPL’s customers. In February 2010, the IURC issued an Order that approved IPL’s Phase II program, but denied IPL’s request to timely recover its expenditures. Instead, IPL would need to seek recovery of the costs incurred under its Phase II program during its next basic rate case proceeding.

The American Recovery and Reinvestment Act of 2009, which was enacted into law in 2009, includes various provisions that fund the development of the electric power industry at the federal and state level. These provisions include, but are not limited to, improving energy efficiency and reliability; electricity delivery (including smart grid technology); energy research and development; renewable energy; and demand response management. In August 2009, we submitted an application for a smart grid investment grant for $20 million as part of IPL’s $48.9 million Smart Energy Project, which will provide our customers with tools to help them more efficiently use electricity and upgrade our electric delivery system infrastructure. Our application was approved and we executed the agreement with the U.S. Department of Energy in April 2010. Under the grant, the U.S. Department of Energy will provide a nontaxable reimbursement to IPL for $20 million of capitalized costs associated with IPL’s Smart Energy Projects. The reimbursement will be accounted for as a reduction of the capitalized Smart Energy Project costs. IPL intends to file an additional DSM petition with the IURC, which will seek to recover as DSM expenditures a portion of the Smart Energy Projects, which are not being reimbursed by the $20 million grant.

The impacts the additional DSM and Smart Energy Project spending will have on our financial statements will be partially mitigated by the following: (i) as described above, IPL will receive recovery of its spending on its Phase I programs, plus the potential for performance based incentives; (ii) once finalized, IPL will utilize a portion of the funds from the grant to offset the cost of implementing its Smart Energy Programs; (iii) IPL plans to seek recovery (but can not assure that it will be successful) of any additional DSM program spending necessary to meet the IURC’s recently ordered energy savings goals described above, along with appropriate shareholder incentives and lost margin recovery; and (iv) the IURC approved IPL’s Smart Energy Project and found that it was reasonable, just and in the public interest. We believe this finding will be supportive of future cost recovery proposals before the IURC.

Voluntary Employee Beneficiary Association Trust Complaint

In November 2007, the International Brotherhood of Electrical Workers, Local Union No. 1395, and sixteen individual retirees filed a complaint at the IURC seeking enforcement of their interpretation of the 1995 final order and associated settlement agreement resolving IPL’s basic rate case. The Complainants requested that the IURC conduct an investigation of IPL’s failure to fund the Voluntary Employee Beneficiary Association Trust, at a level of approximately $19 million per year. The Voluntary Employee Beneficiary Association Trust was spun off to an independent trustee in 2001. The complaint sought an IURC order requiring IPL to make contributions to place the VEBA Trust in the financial position in which allegedly it would have been had IPL not ceased making annual contributions to the VEBA Trust after its spin off. The complaint also sought an IURC order requiring IPL to resume making annual contributions to the VEBA Trust. IPL filed a motion to dismiss and both parties sought summary judgment in the IURC proceeding. In May 2009, the IURC granted summary judgment in favor of IPL and in June 2009 the Complainants filed an appeal of the IURC’s May 2009 order with the Indiana Court of Appeals. On January 29, 2010, the appellate court affirmed the IURC's determination and in March 2010 a petition for reconsideration was denied. The Complainants now have until May 10, 2010 to appeal to the Indiana Supreme Court.

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

Cash Equivalents

As of March 31, 2010 and December 31, 2009, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity, which was $61.2 million and $31.9 million as of March 31, 2010 and December 31, 2009, respectively.

Customer Deposits

Our customer deposits do not have defined maturity dates and therefore, fair value is estimated to be the amount payable on demand, which equaled book value. Customer deposits totaled $19.6 million and $18.8 million as of March 31, 2010 and December 31, 2009, respectively.

Investments in debt securities

IPALCO’s investment in long-term debt securities consists of $40.0 million of variable rate demand notes and $2.0 million of auction rate securities. As of March 31, 2010 these investments, which are accounted for as available-for sale, had a combined fair value of $41.7 million compared to $42.0 million as of December 31, 2010. During 2010, IPALCO recorded a $0.3 million impairment on the auction rate securities, which is reflected in accumulated other comprehensive loss, net of income taxes of $0.1 million. In addition, IPALCO had cost method investments with a total carrying amount of $5.4 million as of March 31, 2010 and December 31, 2009, which approximates their estimated total fair value.

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

The following table shows the carrying amount and the fair value of fixed rate and variable rate indebtedness for the periods ending:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Millions)
Fixed-rate	$1,632.7	$1,709.0	$1,632.7	$1,664.9
Variable-rate	130.0	130.0	80.0	80.0
Total indebtedness	$1,762.7	$1,839.0	$1,712.7	$1,744.9

Fair Value Hierarchy

ASC 820 defines and establishes a framework for measuring fair value and requires disclosures about fair value measurements for financial assets and liabilities that are adjusted to fair value on a recurring basis and/or financial assets and liabilities that are measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the period. IPALCO did not have any financial assets or liabilities measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the periods covered by this report. In accordance with ASC 820, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, into a three-level fair value hierarchy as set forth below. If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

As of March 31, 2010 and December 31, 2009, excluding pension assets, we only had Level 3 financial assets or liabilities measured at fair value on a recurring basis, based on the fair value hierarchy. The following table presents those financial assets and liabilities:

	Fair Value Measurements Using Level 3 at
	March 31, 2010	December 31, 2009
	(In Thousands)
Financial assets:
Investments in debt securities	$41,672	$42,000
Financial transmission rights	-	944
Total financial assets measured at fair value	$41,672	$42,944

Financial liabilities:
Interest rate swap	$8,720	$8,179
Other derivative liabilities	224	198
Total financial liabilities measured at fair value	$8,944	$8,377

The following table sets forth a reconciliation of financial instruments classified as Level 3 in the fair value hierarchy:

	Derivative Financial Instruments, net Liability	Investments in Debt Securities	Total
	(In Thousands)
Balance at January 1, 2010	$(7,432)	$42,000	$34,568
Unrealized loss recognized in Miscellaneous deductions - net	(9)	-	(9)
Unrealized loss recognized in accumulated other comprehensive loss	-	(328)	(328)
Unrealized loss recognized as a regulatory asset	(1,041)	-	(1,041)
Settlements	(462)	-	(462)
Balance at March 31, 2010	$(8,944)	$41,672	$32,728

 5. SALES OF ACCOUNTS RECEIVABLE

Accounts Receivable Securitization

IPL formed IPL Funding Corporation in 1996 as a special-purpose entity to purchase receivables originated by IPL pursuant to a purchase agreement entered into with IPL. At the same time, IPL Funding entered into a sale facility, which matures May 25, 2010, with unrelated parties (the Purchasers) pursuant to which the Purchasers agree to purchase from IPL Funding, on a revolving basis, interests in the pool of receivables purchased from IPL up to the lesser of (1) an amount determined pursuant to the sale facility that takes into account certain eligibility requirements and reserves relating to the receivables, or (2) $50.0 million. As of March 31, 2010 and December 31, 2009 that amount was $50 million and $40.5 million, respectively. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold to the maximum amount permitted by the sale facility. IPL Funding is included in the Consolidated Financial Statements of IPALCO.

Prior to 2010, accounts receivable on IPALCO’s consolidated balance sheets were stated net of the amounts sold. Because the Purchasers bought an undivided percentage ownership interest in the pool of receivables, which is senior to IPL Funding’s retained interest, the adoption of the updates to ASC 860 requires the arrangement to be treated as a collateralized borrowing prospectively for financial reporting purposes, rather than as a sale, as was allowed under the previous accounting guidance. As such, we have included the $50 million of accounts receivable on our March 31, 2010 consolidated balance sheet to show the amount sold under this arrangement and have recorded a related short term debt obligation of $50 million. ASC 860 also requires specific disclosures for transfers of financial assets to the extent they are considered material to the financial statements. Taking into consideration the obligation to the Purchasers is now treated as debt on IPALCO’s consolidated balance sheet, the following discussion addresses those disclosures that management believes are material to the financial statements.

During the first quarter of 2010, IPL Funding’s total accounts receivable eligible for sale to the Purchasers increased from $40.5 million to $50.0 million. As such, the Purchasers purchased an additional $9.5 million ownership interest in the receivables from IPL Funding for $9.5 million. This $9.5 million cash receipt is reflected in the accompanying consolidated statement of cash flows under Cash Flows from Financing Activities as a short-term debt borrowing. The $40.5 million sold to the Purchasers as of December 31, 2009, that was reflected as a reduction of accounts receivable on the accompanying consolidated balance sheet, which was replaced with revolving sales of 2010 receivables to the Purchasers, did not result in any actual cash flows between IPL Funding and the Purchasers and therefore has no impact on the consolidated statement of cash flows.

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

The total fees paid to the purchasers recognized on the sales of receivables were $0.3 million for the three months ended in both March 31, 2010 and 2009. These amounts were included in Other operating expense on the Consolidated Statement of Income in 2009 and are included in Other interest beginning in 2010.

IPL and IPL Funding have indemnified the Purchasers on an after-tax basis for any and all damages, losses, claims, etc., arising out of the facility, subject to certain limitations defined in the Agreement, in the event that there is a breach of representations and warranties made with respect to the purchased receivables and/or certain other circumstances as described in the Agreement.

Under the sale facility, if IPL fails to maintain certain financial covenants including but not limited to interest coverage and debt-to-capital ratios, it would constitute a “termination event.” As of March 31, 2010, IPL is in compliance with such covenants.

In the event that IPL’s unsecured credit rating falls below BBB- at Standard & Poors or Baa3 at Moody’s Investors Service, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a “lock-box” event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of additional interests in receivables and cause all proceeds of the purchased interests to be used to reduce the Purchaser’s investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased interests in receivables ($50 million as of March 31, 2010).

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following tables present information relating to the Employees’ Retirement Plan of Indianapolis Power & Light Company and the Supplemental Retirement Plan of Indianapolis Power & Light Company, which are combined and shown as Pension Benefits. The following tables also present information relating to Other Postretirement Benefits:

	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
Net funded status of plans:
Net funded status at December 31, 2009, before tax adjustments	$(181,316)	$(5,081)
Net benefit cost components reflected in net funded status during quarter:
Service cost	(1,646)	(92)
Interest cost	(7,897)	(71)
Expected return on assets	7,314	-
Employer contributions during quarter	4,500	66
Net funded status at March 31, 2010, before tax adjustments	$(179,045)	$(5,178)

Regulatory assets related to pensions (1)(2):
Regulatory assets at December 31, 2009, before tax adjustments	$225,194	$(7,957)
Amount reclassified through net benefit cost:
Amortization of prior service (cost) credit	(868)	78
Amortization of net actuarial (loss) gain	(2,960)	44
Regulatory assets (liabilities) at March 31, 2010, before tax adjustments	$221,366	$(7,835)

(1) Amounts that would otherwise be charged/credited to Accumulated Other Comprehensive Income or Loss upon application of ASC 715, “Compensation - Retirement Benefits” are recorded as a regulatory asset or liability because IPL has historically recovered and currently recovers pension and other postretirement benefit expenses in rates. These are unrecognized amounts yet to be recognized as components of net periodic benefit costs.

(2) The regulatory liability related to Other Postretirement Benefits is netted against the regulatory assets related to Pension Benefits on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Pension Expense

The following table presents Net Periodic Benefit Cost information relating to the Pension Plans combined:

	For the Three Months Ended, March 31,
	2010	2009
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,646	$1,580
Interest cost	7,897	8,018
Expected return on plan assets	(7,314)	(6,037)
Amortization of prior service cost	868	881
Amortization of actuarial loss	2,960	4,070
Net periodic benefit cost	$6,057	$8,512

Other Postretirement Employee Benefits and Expense

The following table presents Net Periodic Benefit Cost information relating to other postretirement benefits:

	For the Three Months Ended, March 31,
	2010	2009
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$92	$350
Interest cost	71	171
Amortization of prior service credit	(78)	(39)
Amortization of actuarial gain	(44)	(5)
Net periodic benefit cost	$41	$477

7. COMMITMENTS AND CONTINGENCIES

Legal

In May 2010, Lakefield Wind Project, LLC initiated arbitration against IPL, alleging that IPL had wrongfully terminated a wind power purchase agreement executed in June 2009, and seeking approximately $190 million in damages. Previously, in January 2010, the Indiana Utility Regulatory Commission had approved IPL’s petition for recovery of costs associated with this agreement, via a cost recovery mechanism similar to IPL’s fuel adjustment charge mechanism. However, the approval included certain limitations, restrictions, and/or conditions which IPL did not find acceptable and, therefore, it exercised its right to terminate the contract. IPL believes it has meritorious defenses and will assert them vigorously in the arbitration; however, there can be no assurances that it will be successful in that proceeding.

Additionally, as of March 31, 2010 IPL is a defendant in a little more than one hundred lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant” meaning that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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

Please see Note 3, “Regulatory Matters - Voluntary Employee Beneficiary Association Trust Complaint” for a discussion of VEBA Trust related legal proceedings.

In addition, IPALCO and IPL are involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome will not have a material adverse effect on IPALCO’s results of operations, financial condition or cash flows. Amounts accrued or expensed for legal or environmental contingencies collectively during the periods covered by this report have not been material to IPALCO’s Consolidated Financial Statements.

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

New Source Review

In October 2009, IPL received a Notice of Violation and Finding of Violation from the EPA pursuant to CAA Section 113(a). The NOV alleges violations of the CAA at IPL’s three coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and New Source Review Requirements under the CAA. Since receiving the letter, IPL management has met with the EPA staff and is currently in discussions with the EPA regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties and to install additional pollution control technology projects on coal-fired electric generating units. A similar outcome in this case could have a material impact to our business. We would seek recovery of any operating or capital expenditures related to pollution control technology projects to reduce air regulated emissions; however, there can be no assurances that we would be successful in that regard.

8. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. The nonutility category primarily includes the 2011 IPALCO Notes and the 2016 IPALCO Notes; approximately $6.3 million of nonutility cash and cash equivalents, as of both March 31, 2010 and December 31, 2009; short-term and long-term nonutility investments (including the 4.4% ownership interest in EnerTech Capital Partners II L.P.) of $7.9 million and $7.8 million at March 31, 2010 and December 31, 2009, respectively; and income taxes and interest related to those items. Nonutility assets represented less than 1% of IPALCO’s total assets as of March 31, 2010 and December 31, 2009. Net income for the utility segment was $36.2 million and $34.0 million for the three month periods ended March 31, 2010 and 2009 respectively. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

ITEM 1B. DEFINED TERMS

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this report on Form 10-Q:

2009 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2009
AES	The AES Corporation
ASC	Financial Accounting Standards Board Accounting Standards Codification
Complainants	International Brotherhood of Electrical Workers, Local Union No. 1395, and sixteen individual retirees
DSM	Demand Side Management
EPA	U.S. Environmental Protection Agency
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IPL Funding	IPL Funding Corporation
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hour
MW	Megawatt
Mid-America	Mid-America Capital Resources, Inc.
NOV	Notice of Violation and Finding of Violation
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
Purchasers	Royal Bank of Scotland plc and Windmill Funding Corporation
VEBA Trust	Voluntary Employee Beneficiary Association Trust

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the notes thereto included in “Item 1. Financial Statements” in Part I - Financial Information of this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see “Cautionary Note Regarding Forward - Looking Statements” at the beginning of this Form 10-Q. For a list of certain abbreviations or acronyms used in this discussion, see “Item 1B. Defined Terms” included in Part I - Financial Information of this Form 10-Q.

IMPACTS OF WEAK ECONOMIC CONDITIONS

The United States and global economies have experienced significant turmoil since 2008, including an economic recession, a tightening of the credit markets, and significant volatility in the equity markets. The timing and extent of the recovery is unknown, and much uncertainty still exists in the United States and global economies and the credit and equity markets. While currently not material to our liquidity or ability to service our debts, we have nonetheless been affected by the weak economic conditions since 2008 on several fronts as discussed in our 2009 Form 10-K under “Impacts of Weak Economic Conditions” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There has not been a significant change in the impacts the economy has had on our business since 2009.

Results of Operations

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated expenses are not generated evenly by month during the year.

Comparison of three months ended March 31, 2010 and three months ended March 31, 2009

Utility Operating Revenues

Utility operating revenues during the three months ended March 31, 2010 decreased by $1.7 million compared to the same period in 2009, which resulted from the following changes (dollars in thousands):

	Three months ended March 31,		Change	Percent Change
	2010	2009

Utility Operating Revenue
Retail Revenues	$260,401	$273,083	$(12,682)	(4.6)%
Wholesale Revenues	23,041	11,350	11,691	103.0%
Miscellaneous Revenues	4,595	5,295	(700)	(13.2)%
Total Utility Operating Revenues	$288,037	$289,728	$1,691	(0.6)%

Heating Degree Days
Actual	2,913	2,702	211	7.8%
30-year Average	2,873	2,873

Utility operating revenues in total decreased by less than 1% for the comparable periods. However, retail revenues decreased 4.6% primarily due to a 4.6% decrease in the weighted average price per kWh sold ($12.8 million). The decrease in the weighted average price of kWh’s sold was primarily due to a $10.1 million decrease in fuel revenues. The decrease in fuel revenues is offset by decreased fuel and purchased power expenses attributable to serving our jurisdictional retail customers as described below in “Utility Operating Expenses.”

The decrease in retail revenues is partially offset by a 103% increase in wholesale revenues. The increase in wholesale revenues is primarily due to a 97% increase in the quantity of kWh’s sold ($11.0 million) primarily due to a lower forced outage rate in 2010. The quantity and price of wholesale kWh sales are impacted by the ability of our generation to be dispatched by the Midwest Independent Transmission System Operator, Inc. at wholesale prices that are above our variable costs and the amount of electricity we have available to sell in the wholesale market. Our ability to be dispatched in the Midwest Independent Transmission System Operator, Inc. market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability.

Utility Operating Expenses

Utility operating expenses for the quarter ended March 31, 2010 of $238.4 million were comparable to those of $241.0 for the same period in 2009, reflecting a 1.1% decrease. Included in this variance was a $2.5 million decrease in pension expense, a $2.8 million decrease in fuel costs and a $1.7 million increase in maintenance expense.

Pension expense decreased from $8.5 million during the three months ended March 31, 2009 to $6.1 million during the three months ended March 31, 2010. This decrease was primarily due to a decrease of $1.1 million in amortization of actuarial loss and a $1.3 million increase in the expected return on plan assets. Both of these favorable variances are primarily the result of the approximately $47 million actuarial gain in market value of our pension assets in 2009.

The $2.8 million decrease in fuel costs is primarily due to a $16.1 million decrease in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our fuel adjustment charges and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs in future rates through the fuel adjustment charges proceedings and therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted. This decrease was partially offset by a 7.9% increase in the price per ton of coal during the comparable periods ($5.1 million) and an 11.1% increase in the quantity of fuel burned ($8.0 million) due to a 12.4% increase in generation.

Maintenance expense for the first three months of 2010 increased $1.7 million, or 7.5%, from the same period in 2009. We expect maintenance expenses to continue to be higher through 2012 as we implement a plan to increase the level of maintenance activities on our five largest coal fired generating units to correct reliability problems encountered in the past two years as described in our 2009 Form 10-K under “Operating Excellence” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other Income and Deductions

Other income and deductions for the quarter ended March 31, 2010 of $7.1 million were comparable to those of $6.9 million for the same period in 2009, reflecting a 3.5% increase.

Interest and Other Charges

Interest and other charges decreased $1.6 million for the three months ended March 31, 2010 as compared to the same period in 2009. The decrease is primarily due to a $1.7 million decrease in interest on long-term debt primarily due as a result of decreased interest related to the refinancing of $131.9 million of auction rate securities to 4.9% fixed rate debt in June 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had unrestricted cash and cash equivalents of $86.0 million. As of March 31, 2010, we also had available borrowing capacity of $108.7 million under our $150.0 million committed credit facility after outstanding borrowings, existing letters of credit and liquidity support for the 1995B Bonds. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the Federal Energy Regulatory Commission. We have approval from the Federal Energy Regulatory Commission to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2010. We anticipate submitting an application to Federal Energy Regulatory Commission to request a new order prior to the expiration of the current order. We also have approval from the IURC to refinance $40 million of IPL’s variable rate debt outstanding and to enter into capital lease obligations not to exceed an aggregate principal amount of $10 million outstanding at any time through December 31, 2010. However, we also have restrictions on the amount of new debt that may be issued due to contractual obligations of The AES Corporation and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will currently be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. As described previously, the current weak economic conditions may limit our access to financing in the capital markets.

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 and IPL’s credit facilities (as well as the amount of certain other fees on the credit facilities) are dependent upon the credit ratings of IPALCO and IPL, respectively. In the event IPALCO’s or IPL’s credit ratings are downgraded or upgraded, the interest rates and certain other fees charged to IPALCO and IPL could increase, or decrease, respectively. However, the applicable interest rate on the $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 cannot increase any further, but upgrades in IPALCO’s credit ratings would decrease the interest rate. Downgrades or upgrades in the credit ratings of AES could result in IPL’s and/or IPALCO’s credit ratings being downgraded or upgraded.

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

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditures totaled $26.9 million and $27.0 million for the three months ended March 31, 2010 and 2009, respectively. Construction expenditures during the first three months of 2010 and 2009 were financed primarily with internally generated cash provided by operations.

Our capital expenditure program, including development and permitting costs, for the three year period 2010-2012 is currently estimated to cost approximately $545 million. It includes approximately $192 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $178 million for power plant related projects; $107 million for construction projects designed to reduce sulfur dioxide and mercury emissions; $17 million for DSM programs; $16 million of development and permitting costs associated with renewable energy generation; and $35 million for other miscellaneous equipment. The majority of the expenditures for construction projects designed to reduce sulfur dioxide and mercury emissions are recoverable through jurisdictional retail rate revenue through our ECCRA filings, subject to regulatory approval. These figures do not include any additional amounts we may be required to spend in connection with resolution of the NOV described below. Capital expenditures are financed with a combination of internally generated funds and short-term and long-term borrowings.

Common Stock Dividends

All of IPALCO’s outstanding common stock is held by AES. During the first three months of 2010 and 2009 we paid $48.3 million and $55.3 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $4.5 million and $5.0 million to Pension Plans during the first three months of 2010 and 2009, respectively. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

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

Demand-Side Management and IPL’s Smart Energy Project

In 2004, the IURC initiated an investigation to examine the overall effectiveness of DSM programs throughout the State of Indiana and to consider any alternatives to improve DSM performance statewide. On December 9, 2009, the IURC issued a Generic DSM Order that found that electric utilities subject to its jurisdiction must meet an overall goal of annual cost-effective DSM savings of 2% per year by 2019 (beginning in 2010 at 0.3% and growing to 2.0% in 2019, and subject to certain adjustments). The IURC also found that all jurisdictional electric utilities have to participate in five initial, statewide core DSM programs, which will be administered by a third party administrator. Consequently, our DSM spending, both capital and operating, will increase significantly going forward, which will also reduce our retail revenues.

Prior to the issuance of the Generic DSM Order, we filed a petition seeking relief for substantive DSM programs. We proposed a DSM plan to be considered in two phases. The first phase (Phase I) sought recovery for traditional-type DSM programs such as residential home weatherization and energy efficiency education programs. The IURC issued an Order in February 2010 that approved the programs included in our Phase I request. In addition to our recovery of the direct costs of the DSM program, the Order also included an opportunity for us to receive performance based incentives. The second phase (Phase II) sought recovery for “Advanced” DSM programs and was coincident with our application for a smart grid funding grant from the Department of Energy. The Advanced DSM programs included an Advanced Metering Infrastructure communication backbone as well as two-way meters and home area network devices for certain of our customers. In February 2010, the IURC issued an Order that approved our Phase II program, but denied our request to timely recover our expenditures. Instead, we would need to seek recovery of the costs incurred under our Phase II program during our next basic rate case proceeding.

The American Recovery and Reinvestment Act of 2009, which was enacted into law in 2009, includes various provisions that fund the development of the electric power industry at the federal and state level. These provisions include, but are not limited to, improving energy efficiency and reliability; electricity delivery (including smart grid technology); energy research and development; renewable energy; and demand response management. In August 2009, we submitted an application for a smart grid investment grant for $20 million as part of our $48.9 million Smart Energy Project, which will provide our customers with tools to help them more efficiently use electricity and upgrade our electric delivery system infrastructure. Our application was approved and we executed the agreement with the U.S. Department of Energy in April 2010. Under the grant, the U.S. Department of Energy will provide a nontaxable reimbursement to IPL for $20 million of capitalized costs associated with our Smart Energy Projects. The reimbursement will be accounted for as a reduction of the capitalized Smart Energy Project costs. We intend to file an additional DSM petition with the IURC, which will seek to recover as DSM expenditures a portion of the Smart Energy Projects, which are not being reimbursed by the $20 million grant.

The impacts the additional DSM and Smart Energy Project spending will have on our financial statements will be partially mitigated by the following: (i) as described above, we will receive recovery of our spending on the Phase I programs, plus the potential for performance based incentives; (ii) once finalized, we will utilize a portion of the funds from the grant to offset the cost of implementing our Smart Energy Programs; (iii) we plan to seek recovery (but can not assure that we will be successful) of any additional DSM program spending necessary to meet the IURC’s recently ordered energy savings goals described above, along with appropriate shareholder incentives and lost margin recovery; and (iv) the IURC approved our Smart Energy Project and found that it was reasonable, just and in the public interest. We believe this finding will be supportive of future cost recovery proposals before the IURC.

Wind Power Purchase Agreement

In June 2009, we entered into an agreement to purchase approximately 200 MW of wind-generated electricity per year for 20 years. In January 2010, the IURC approved IPL’s petition for recovery of costs associated with this agreement via a cost recovery mechanism similar to IPL’s fuel adjustment charge mechanism. However, the approval included certain conditions which we did not find acceptable and therefore we exercised our right to terminate the contract. In May 2010, Lakefield Wind Project, LLC initiated arbitration against us, alleging that we wrongfully terminated the contract, and seeking approximately $190 million in damages. We believe we have meritorious defenses and will assert them vigorously in the arbitration; however, there can be no assurances that we will be successful in that proceeding.

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

The following discussion is an update to and should be read in conjunction with the discussion included in “Liquidity and Capital Resources - Environmental Matters” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Form 10-K.

Potential U.S. Federal GHG Legislation.

As noted in the Company’s 2009 Form 10-K, federal legislation passed the U.S. House of Representatives in 2009 that contemplates a nationwide cap-and-trade program to reduce GHG emissions. New and similar legislation may be considered in the U.S. Senate in the coming weeks and months. It is uncertain whether any such legislation will be voted on or passed by the Senate. If any such legislation is passed by the Senate, it is uncertain whether such legislation will be reconciled with the House of Representatives’ legislation and ultimately enacted into law. However, if any such legislation is enacted, the impact could be material to our consolidated results of operations.

EPA GHG Regulation.

As noted in our 2009 Form 10-K, the U.S. Environmental Protection Agency (“EPA”) has proposed to regulate GHG emissions under the U.S. Clean Air Act (“CAA”). The EPA has proposed a rule that would require certain existing stationary sources, such as power plants, that are planning physical changes that would increase their GHG emissions, or new sources of GHG emissions, to obtain “new source review” permits from the EPA prior to construction. In February of 2010, the EPA announced that it will not require stationary sources of GHG emissions to seek CAA permits prior to 2011. After January 2011, major sources of GHG emissions may be required to obtain or amend their Title V operating permits to reflect GHG emissions and any applicable emission limitations.

Waste Management

In the course of operations, we generate coal combustion byproducts, including fly ash, requiring disposal or processing. On May 4, 2010, the EPA issued two proposed options for regulation of coal combustion byproducts under the Resource Conservation and Recovery Act. Each option would allow for the continued beneficial use of coal combustion byproducts. These proposed options are subject to a 90-day period for public comment, and any such public comments will be considered by the EPA prior to promulgating a final rule. While the exact impact and compliance cost associated with future regulations of coal combustion byproducts cannot be established until such regulations are finalized, there can be no assurance that our business, financial condition or results of operations will not be materially and adversely affected by such regulations.

New Source Review

In October 2009, IPL received a Notice of Violation and Finding of Violation from the EPA pursuant to CAA Section 113(a). The NOV alleges violations of the CAA at IPL’s three coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to EPA’s Prevention of Significant Deterioration and New Source Review programs under the CAA. Since receiving the letter, IPL management has met with EPA staff and is currently in discussions with the EPA regarding possible resolutions of the NOV. At this time, IPL cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties and to install additional pollution control technology projects on coal-fired electric generating units. A similar outcome in this case could have a material impact to our business. IPL would seek recovery of any operating or capital expenditures related to pollution control technology projects to reduce air regulated emissions; however, there can be no assurances that IPL would be successful in that regard.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of March 31, 2010. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of March 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

TEM 6. EXHIBITS

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

IPALCO ENTERPRISES, INC.
(Registrant)

Date:	May 6, 2010	/s/ Kirk B. Michael
Kirk B. Michael
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:	May 6, 2010	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Vice President and Controller
(Principal Accounting Officer)