Form 10-Q
period 2010-09-30
IPALCO ENTERPRISES, INC.
filed 2010-11-04
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or
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

At November 3, 2010, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended September 30, 2010

TABLE OF CONTENTS

Item No.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION
1.	Financial Statements:
Unaudited Condensed Consolidated Statements of Income for the Three Months and Nine Months ended September 30, 2010 and 2009
Unaudited Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2010 and 2009
Unaudited Condensed Consolidated Statements of Common Shareholder’s Deficit and Noncontrolling Interest for the Nine Months ended September 30, 2010 and 2009
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
  our ownership by The AES Corporation ("AES");
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
  local economic conditions, including the fact that the local and regional economies have recently been in decline and face considerable uncertainty for the foreseeable future which further increases many of the risks discussed in our Annual Report on Form 10-K for the year ended December 31, 2009;
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

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

UTILITY OPERATING REVENUES	$305,675	$265,902	$868,759	$816,969

UTILITY OPERATING EXPENSES:
Operation:
Fuel	85,396	64,463	241,644	217,293
Other operating expenses	49,791	50,280	147,422	152,633
Power purchased	15,888	13,694	42,005	37,068
Maintenance	25,686	20,987	80,642	72,601
Depreciation and amortization	41,476	41,052	123,205	121,868
Taxes other than income taxes	10,353	7,389	29,608	26,309
Income taxes-net	24,823	21,581	64,328	58,318
Total utility operating expenses	253,413	219,446	728,854	686,090
UTILITY OPERATING INCOME	52,262	46,456	139,905	130,879

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	1,076	389	2,610	1,446
Miscellaneous income and (deductions) - net	(451)	(19)	(1,866)	(2,092)
Income tax benefit - net	6,539	6,332	19,365	19,672
Total other income and (deductions) - net	7,164	6,702	20,109	19,026

INTEREST AND OTHER CHARGES:
Interest on long-term debt	28,640	29,147	86,028	88,424
Other interest	538	316	1,596	1,095
Allowance for borrowed funds used during construction	(638)	(355)	(1,602)	(1,154)
Amortization of redemption premiums and expense on debt	1,044	1,024	3,129	2,790
Total interest and other charges-net	29,584	30,132	89,151	91,155
NET INCOME	29,842	23,026	70,863	58,750

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803	2,410	2,410

NET INCOME APPLICABLE TO COMMON STOCK	$29,039	$22,223	$68,453	$56,340

See notes to Unaudited Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)

	September 30,	December 31,
	2010	2009
ASSETS
UTILITY PLANT:
Utility plant in service	$4,074,022	$4,020,492
Less accumulated depreciation	1,871,775	1,788,588
Utility plant in service - net	2,202,247	2,231,904
Construction work in progress	112,664	76,472
Spare parts inventory	12,760	12,309
Property held for future use	1,002	991
Utility plant - net	2,328,673	2,321,676

OTHER ASSETS:
Investment in long-term debt securities	41,684	42,000
Nonutility property - at cost, less accumulated depreciation	689	693
Other investments	6,955	7,992
Other assets - net	49,328	50,685

CURRENT ASSETS:
Cash and cash equivalents	96,803	48,022
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $2,528 and $2,143, respectively)(Note 5)	134,183	86,657
Fuel - at average cost	36,352	38,203
Materials and supplies - at average cost	51,020	49,925
Deferred tax asset - current	10,548	9,550
Regulatory assets	596	4,828
Prepayments and other current assets	15,242	8,717
Total current assets	344,744	245,902

DEFERRED DEBITS:
Regulatory assets	389,139	395,651
Miscellaneous	19,943	21,431
Total deferred debits	409,082	417,082
TOTAL	$3,131,827	$3,035,345

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Paid in capital	10,518	9,820
Accumulated deficit	(10,725)	(18,878)
Accumulated other comprehensive loss	(188)	-
Total common shareholder’s deficit	(395)	(9,058)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,667,188	1,706,695
Total capitalization	1,726,577	1,757,421

CURRENT LIABILITIES:
Short-term debt (Note 5)	90,000	-
Accounts payable	81,412	60,672
Accrued expenses	27,434	23,026
Accrued real estate and personal property taxes	21,195	23,631
Regulatory liabilities	8,655	13,863
Accrued income taxes	14,908	-
Accrued interest	46,893	30,826
Customer deposits	20,208	18,816
Other current liabilities	10,342	9,498
Total current liabilities	321,047	180,332

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Accumulated deferred income taxes - net	361,552	374,953
Non-current income tax liability	4,532	8,618
Regulatory liabilities	509,739	492,000
Unamortized investment tax credit	11,863	13,153
Accrued pension and other postretirement benefits	169,475	185,815
Miscellaneous	27,042	23,053
Total deferred credits and other long-term liabilities	1,084,203	1,097,592

COMMITMENTS AND CONTINGENCIES (Note 7)
TOTAL	$3,131,827	$3,035,345

See notes to Unaudited Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATIONS:
Net income	$70,863	$58,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,067	119,461
Amortization of regulatory assets	5,568	6,282
Deferred income taxes and investment tax credit adjustments - net	(16,270)	(18,881)
Allowance for equity funds used during construction	(2,458)	(1,280)
Change in certain assets and liabilities:
Accounts receivable	(7,034)	23,969
Fuel, materials and supplies	757	(8,199)
Income taxes receivable or payable	15,483	(1,475)
Financial transmission rights	(2,277)	3,694
Accounts payable and accrued expenses	17,013	(2,871)
Accrued real estate and personal property taxes	(2,436)	85
Accrued interest	16,066	18,464
Pension and other postretirement benefit expenses	(16,341)	(11,936)
Short-term and long-term regulatory assets and liabilities	(4,419)	39,440
Other - net	3,935	953
Net cash provided by operating activities	200,517	226,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(94,877)	(83,617)
Purchase of investments	-	(40,300)
Proceeds from sales and maturities of short-term investments	-	40,415
Other	(3,348)	(5,310)
Net cash used in investing activities	(98,225)	(88,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings (Note 5)	9,508	97,700
Short-term debt repayments	-	(150,391)
Long-term debt borrowings	-	171,850
Retirement of long-term debt and early tender premium	-	(131,850)
Dividends on common stock	(60,300)	(65,900)
Preferred dividends of subsidiary	(2,410)	(2,410)
Other	(309)	(1,899)
Net cash cash used in financing activities	(53,511)	(82,900)
Net change in cash and cash equivalents	48,781	54,744
Cash and cash equivalents at beginning of period	48,022	16,509
Cash and cash equivalents at end of period	$96,803	$71,253

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest (net of amount capitalized)	$69,538	$70,212
Income taxes	$45,750	$59,000

See notes to Unaudited Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholder’s Deficit
and Noncontrolling Interest
(In Thousands)

	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Common Shareholder's Deficit	Cumulative Preferred Stock of Subsidiary
2009
Beginning Balance	$8,624	$(18,533)	$-	$(9,909)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		56,340		56,340
Total Comprehensive Income attributable to common stock				56,340

Distributions to AES		(65,900)		(65,900)
Contributions from AES	720			720
Balance at September 30, 2009	$9,344	$(28,093)	$-	$(18,749)	$59,784

2010
Beginning Balance	$9,820	$(18,878)	$-	$(9,058)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		68,453		68,453
Unrealized loss on available for sale investment (net of income taxes of $128)			(188)	(188)
Total Comprehensive Income attributable to common stock				68,265

Distributions to AES		(60,300)		(60,300)
Contributions from AES	698			698
Balance at September 30, 2010	$10,518	$(10,725)	$(188)	$(395)	$59,784

See notes to Unaudited Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

For a list of certain abbreviations or acronyms used in the Notes to Unaudited Condensed Consolidated Financial Statements, see “Item 1B. Defined Terms” included in Part I - Financial Information of this Form 10-Q.

1. ORGANIZATION

 IPALCO Enterprises, Inc. (“IPALCO”) is a holding company incorporated under the laws of the state of Indiana. IPALCO is a wholly-owned subsidiary of AES. IPALCO was acquired by AES in March 2001. IPALCO owns all of the outstanding common stock of its subsidiaries. Substantially all of IPALCO’s business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, Indianapolis Power & Light Company (“IPL”). IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two combustion turbines at a separate site that are all used for generating electricity. IPL’s net electric generation capability for winter and summer is 3,492 Megawatt (“MW”) and 3,353 MW, respectively.

IPALCO’s other direct subsidiary is Mid-America Capital Resources, Inc. (“Mid-America”). Mid-America is the holding company for IPALCO’s unregulated activities. Mid-America owns a 4.4% interest in EnerTech Capital Partners II L.P., a venture capital fund that invests in early stage and emerging growth companies in the energy technology, clean technology and related markets, with a recorded value of $4.1 million and $5.3 million as of September 30, 2010 and December 31, 2009 respectively.

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

New Accounting Pronouncements

Financial Accounting Standards Board Accounting Standards Codification 860

In June 2009, the Financial Accounting Standards Board issued SFAS 166 “Accounting for Transfers of Financial Assets,” which amends SFAS 140 and changed the accounting rules for certain sales of accounts receivable effective January 1, 2010, among other things. IPALCO has one such arrangement that was impacted by SFAS 166. As a result of the adoption of SFAS 166, now known as Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 860, the accounts receivable sale arrangement between IPL, IPL Funding Corporation (“IPL Funding”) and third party purchasers is now treated as a collateralized borrowing for financial reporting purposes, rather than as a sale, as was previously the case. Please refer to Note 5, “Indebtedness,” included in this Form 10-Q for more information.

3. REGULATORY MATTERS

Basic Rates and Charges

IPL’s basic rates and charges are established by the Indiana Utility Regulatory Commission (“IURC”) after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes and include a fair return on the fair value of the utility property used and useful in providing service to customers. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all utilities at least once every four years. The IURC typically performs an annual review but has the authority to review the rates of any utility at any time it chooses. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. IPL’s basic rates and charges were last adjusted in 1996.

Demand-Side Management and IPL’s Smart Energy Project   In 2004, the IURC initiated an investigation to examine the overall effectiveness of Demand Side Management (“DSM”) programs throughout the State of Indiana and to consider any alternatives to improve DSM performance statewide. On December 9, 2009, the IURC issued a Generic DSM Order that found that electric utilities subject to its jurisdiction must meet an overall goal of annual cost-effective DSM programs that reduce retail kilowatt hours sales (as compared to what sales would have been excluding the DSM programs) of 2% per year by 2019 (beginning in 2010 at 0.3% and growing to 2.0% in 2019, and subject to certain adjustments). The IURC also found that all jurisdictional electric utilities have to participate in five initial, statewide core DSM programs, which will be administered by a third party administrator. Consequently, our DSM spending, both capital and operating, will increase significantly going forward, which will likely reduce our retail energy sales and the associated gross margin if IPL’s petition to recover lost margin (see below) is unsuccessful.

Prior to the issuance of the Generic DSM Order, IPL filed a petition seeking relief for substantive DSM programs. IPL proposed a DSM plan to be considered in two phases. The first phase (Phase I) sought recovery for traditional-type DSM programs such as residential home weatherization and energy efficiency education programs. The IURC issued an Order in February 2010 that approved the programs included in IPL’s Phase I request. In addition to IPL’s recovery of the direct costs of the DSM program, the Order also included an opportunity for IPL to receive performance based incentives. The second phase (Phase II) sought recovery for “Advanced” DSM programs and was coincident with IPL’s application for a smart grid funding grant from the Department of Energy. The Advanced DSM programs included an Advanced Metering Infrastructure communication backbone as well as two-way meters and home area network devices for certain of IPL’s customers. In February 2010, the IURC issued an Order that approved IPL’s Phase II program, but denied IPL’s request to timely recover its expenditures. Instead, IPL would need to seek recovery of the costs incurred under its Phase II program during its next basic rate case proceeding. In June 2010, IPL filed a petition with the IURC seeking authority for an additional DSM program that would allow IPL to recover costs associated with performing energy efficiency audits of area schools. In this petition, IPL also requested to recover the lost revenue resulting from decreased Kilowatt hours (“kWh”) consumption and kW demand beginning June 11, 2010 as a result of the implementation of all approved DSM programs. Additionally, in October 2010, IPL filed a petition with the IURC for approval of its plan to comply with the IURC’s Generic DSM Order, which petition includes estimated DSM spending of approximately $64 million from 2011 to 2013. It is not possible to predict at this time what the IURC’s response will be to IPL’s petitions.

The American Recovery and Reinvestment Act of 2009, includes various provisions that fund the development of the electric power industry at the federal and state level. These provisions include, but are not limited to, improving energy efficiency and reliability; electricity delivery (including smart grid technology); energy research and development; renewable energy; and demand response management. In August 2009, IPL submitted an application for a smart grid investment grant for $20 million as part of its $48.9 million Smart Energy Project, which will provide its customers with tools to help them more efficiently use electricity and upgrade IPL’s electric delivery system infrastructure. IPL’s application was approved and the agreement with the U.S. Department of Energy was executed in April 2010. Under the grant, the U.S. Department of Energy is providing nontaxable reimbursements to IPL for up to $20 million of capitalized costs associated with IPL’s Smart Energy Project. These reimbursements are being accounted for as a reduction of the capitalized Smart Energy Project costs. Through September 30, 2010, we have received total grant reimbursements of $2.3 million.

The impacts of the additional DSM and Smart Energy Project spending on our financial statements will be partially mitigated by the following: (i) as described above, IPL will receive recovery of its spending on its Phase I programs, plus the potential for performance based incentives; (ii) IPL is utilizing a portion of the funds from the grant to offset the cost of implementing its Smart Energy Project; (iii) IPL’s petition to seek recovery (which we cannot assure will be successful) of any additional DSM program spending necessary to meet the IURC’s recently ordered energy savings goals described above, along with appropriate shareholder incentives and lost margin recovery; and (iv) the IURC approved IPL’s Smart Energy Project and found that it was reasonable, just and in the public interest. We believe this finding will be supportive of future cost recovery proposals before the IURC.

Voluntary Employee Beneficiary Association Trust Complaint

In November 2007, the International Brotherhood of Electrical Workers, Local Union No. 1395, and sixteen individual retirees (“Complainants”) filed a complaint at the IURC seeking enforcement of their interpretation of the 1995 final order and associated settlement agreement resolving IPL’s basic rate case. The Complainants requested that the IURC conduct an investigation of IPL’s failure to fund the Voluntary Employee Beneficiary Association Trust (“VEBA Trust”) at a level of approximately $19 million per year. The VEBA Trust was spun off to an independent trustee in 2001. The complaint sought an IURC order requiring IPL to make contributions to place the VEBA Trust in the financial position in which allegedly it would have been had IPL not ceased making annual contributions to the VEBA Trust after its spin off. The complaint also sought an IURC order requiring IPL to resume making annual contributions to the VEBA Trust. The IURC granted summary judgment to IPL. The Indiana Supreme Court ultimately declined to review the case, thus the IURC order stands and the matter is now concluded.

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

Cash Equivalents

As of September 30, 2010 and December 31, 2009, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity, which was $64.4 million and $31.9 million as of September 30, 2010 and December 31, 2009, respectively.

Customer Deposits

Our customer deposits do not have defined maturity dates and therefore, fair value is estimated to be the amount payable on demand, which equaled book value. Customer deposits totaled $20.2 million and $18.8 million as of September 30, 2010 and December 31, 2009, respectively.

Investments in debt securities

IPALCO’s investment in long-term debt securities consists of $40.0 million face amount of variable rate demand notes and $2.0 million face amount of auction rate securities, both of which have stated maturities of greater than ten years as of September 30, 2010. As of September 30, 2010 these investments, which are accounted for as available-for sale, had a combined fair value of $41.7 million compared to $42.0 million as of December 31, 2009. During the nine months ended September 30, 2010, IPALCO recorded a $0.3 million impairment on the auction rate securities, which is reflected in accumulated other comprehensive loss, net of income taxes of $0.1 million. Proceeds from sales of available-for-sale securities during the nine month periods ended September 30, 2010 and 2009 were $0 and $39.6 million, respectively and consisted of proceeds from the successful remarketing of $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project (“1995B Bonds”). Such investment was purchased by the trustee on behalf of IPL in the third quarter of 2009.

Cost method investments

IPALCO had cost method investments with a total carrying amount of $4.3 and $5.4 million as of September 30, 2010 and December 31, 2009 respectively, which approximates their estimated total fair value. In June 2010 and 2009, we recorded impairment losses of $0.6 million and $1.8 million, respectively, on our cost method investment in EnerTech. The investment was deemed to be other than temporarily impaired and adjusted to fair value. In making this determination, we considered, among other things, the amount and length of time of impairment of the individual investments held by EnerTech as well as the future outlook of such investments. The investment is currently recorded at $4.1 million using level 3 inputs (see below) including probability weighted expected values of the investments held by the fund. Because of the inherent uncertainty of such determinations, the estimated value will likely differ from the amounts ultimately realized.

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

The following table shows the carrying amount and the fair value of fixed rate and variable rate indebtedness for the periods ending:

	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Millions)
Fixed-rate	$1,632.7	$1,780.5	$1,632.7	$1,664.9
Variable-rate	130.0	130.0	80.0	80.0
Total indebtedness	$1,762.7	$1,910.5	$1,712.7	$1,744.9

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

As of September 30, 2010 and December 31, 2009 all of IPALCO’s financial assets or liabilities measured at fair value on a recurring basis, excluding pension assets, were categorized as Level 3 based on the fair value hierarchy. The following table presents those financial assets and liabilities:

	Fair Value Measurements Using Level 3 at
	September 30, 2010	December 31, 2009

Financial assets:
Investments in debt securities	$41,684	$42,000
Financial transmission rights	3,221	944
Total financial assets measured at fair value	$44,905	$42,944

Financial liabilities:
Interest swap	$12,403	$8,179
Other derivative liabilities	188	198
Total financial liabilities measured at fair value	$12,591	$8,377

The following table sets forth a reconciliation of financial instruments classified as Level 3 in the fair value hierarchy:

	Derivative Financial Instruments, net Asset (Liability)	Investments in Debt Securities	Total
	(In Thousands)
Balance at January 1, 2010	$(7,432)	$42,000	$34,568
Unrealized gains recognized in earnings	10	-	10
Unrealized loss recognized in Other Comprehensive Loss	-	(316)	(316)
Unrealized loss recognized as a regulatory liability	(3,435)	-	(3,435)
Issuances and settlements, net	1,487	-	1,487
Balance at September 30, 2010	$(9,370)	$41,684	$32,314

5. Indebtedness

Accounts Receivable Securitization

IPL formed IPL Funding in 1996 as a special-purpose entity to purchase receivables originated by IPL pursuant to a receivables purchase agreement between IPL and IPL Funding. IPL Funding also entered into a sale facility as defined in the Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009, among IPL, IPL Funding Corporation, as the Seller, Indianapolis Power & Light Company, as the Collection Agent, Royal Bank of Scotland plc, as the Agent, the Liquidity Providers and Windmill Funding Corporation (“Receivables Sale Agreement”), which matures May 24, 2011. The Liquidity Providers and Windmill Funding Corporation, collectively, are referred to as the Purchasers. Pursuant to the terms of the Receivables Sales Agreement, the Purchasers agree to purchase from IPL Funding, on a revolving basis, interests in the pool of receivables purchased from IPL up to the lesser of (1) an amount determined pursuant to the sale facility that takes into account certain eligibility requirements and reserves relating to the receivables, or (2) $50.0 million. As of September 30, 2010 and December 31, 2009 that amount was $50 million and $40.5 million, respectively. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold to the maximum amount permitted by the sale facility. IPL Funding is included in the Consolidated Financial Statements of IPALCO.

Prior to 2010, accounts receivable on IPALCO’s consolidated balance sheets were stated net of the amounts sold. Because the Purchasers bought an undivided percentage ownership interest in the pool of receivables, which is senior to IPL Funding’s retained interest, the adoption of the updates to ASC 860 requires the arrangement to be treated as a collateralized borrowing prospectively for financial reporting purposes, rather than as a sale, as was allowed under the previous accounting guidance. As such, we have included the $50 million of accounts receivable on our September 30, 2010 consolidated balance sheet to show the amount sold under this arrangement and have recorded a related short term debt obligation of $50 million. ASC 860 also requires specific disclosures for transfers of financial assets to the extent they are considered material to the financial statements. Taking into consideration the obligation to the Purchasers is now treated as debt on IPALCO’s consolidated balance sheet, the following discussion addresses those disclosures that management believes are material to the financial statements.

During the nine months ended September 30, 2010, IPL Funding’s total accounts receivable eligible for sale to the Purchasers increased from $40.5 million to $50.0 million. As such, the Purchasers purchased an additional $9.5 million ownership interest in the receivables from IPL Funding for $9.5 million. This $9.5 million cash receipt is reflected in the accompanying consolidated statement of cash flows under Cash Flows from Financing Activities as a short-term debt borrowing. The $40.5 million sold to the Purchasers as of December 31, 2009, that was reflected as a reduction of accounts receivable on the accompanying consolidated balance sheet, which was replaced with revolving sales of 2010 receivables to the Purchasers, did not result in any actual cash flows between IPL Funding and the Purchasers and therefore has no impact on the consolidated statement of cash flows.

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

The total fees paid to the Purchasers recognized on the sales of receivables were $0.2 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2010 and 2009, respectively. These amounts were included in Other operating expense on the Consolidated Statement of Income in 2009 and are included in Other interest beginning in 2010.

IPL and IPL Funding have indemnified the Purchasers on an after-tax basis for any and all damages, losses, claims, etc., arising out of the facility, subject to certain limitations defined in the Receivables Sale Agreement, in the event that there is a breach of representations and warranties made with respect to the purchased receivables and/or certain other circumstances as described in the Receivables Sale Agreement.

Under the sale facility, if IPL fails to maintain certain financial covenants including but not limited to interest coverage and debt-to-capital ratios, it would constitute a “termination event.” As of September 30, 2010, IPL was in compliance with such covenants.

In the event that IPL’s unsecured credit rating falls below BBB- at Standard & Poors or Baa3 at Moody’s Investors Service, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a “lock-box” event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of additional interests in receivables and cause all proceeds of the purchased interests to be used to reduce the Purchaser’s investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased interests in receivables ($50 million as of September 30, 2010).

Line of Credit

IPL has $40 million outstanding on its liquidity facility, which has been outstanding throughout 2010. As described in Note 4, the $40 million was borrowed in 2009 to purchase the 1995B Bonds. The amount was reclassified to current in 2010 on IPALCO’s Consolidated Balance Sheet, because the facility matures in May of 2011. This $40 million increase in short term debt, together with the $50 million increase in short term debt described above related to the accounts receivable securitization, constitutes the $90 million increase in short term debt on IPALCO’s Consolidated Balance Sheet from December 31, 2009 to September 30, 2010.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following tables present information relating to the Employees’ Retirement Plan of Indianapolis Power & Light Company and the Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”), which are combined and shown as Pension Benefits. The following tables also present information relating to Other Postretirement Benefits:

	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
Net funded status of plans:
Net funded status at December 31, 2009, before tax adjustments	$(181,316)	$(5,081)
Net benefit cost components reflected in net funded status during first quarter:
Service cost	(1,646)	(92)
Interest cost	(7,897)	(71)
Expected return on assets	7,314	-
Employer contributions during quarter	4,500	66
Net funded status at March 31, 2010, before tax adjustments	$(179,045)	$(5,178)
Net benefit cost components reflected in net funded status during second quarter:
SFAS 88 settlement accounting re-actuarial valuation - supplemental plan	(171)	-
Service cost	(1,647)	(87)
Interest cost	(7,896)	(70)
Expected return on assets	7,313	-
Employer contributions during quarter	6,011	177
Net funded status at June 30, 2010, before tax adjustments	$(175,435)	$(5,158)
Net benefit cost components reflected in net funded status during third quarter:
Service cost	(1,648)	(87)
Interest cost	(7,892)	(70)
Expected return on assets	7,311	-
Employer contributions during quarter	12,607	311
Net funded status at September 30, 2010, before tax adjustments	$(165,057)	$(5,004)

Regulatory assets (liabilities) related to pensions (1):
Regulatory assets at December 31, 2009, before tax adjustments	$225,194	$(7,957)
Amount reclassified through net benefit cost:
Amortization of prior service credit/(cost)	(868)	78
Amortization of net actuarial gain/(loss)	(2,960)	44
Regulatory assets (liabilities) at March 31, 2010, before tax adjustments	$221,366	$(7,835)
SFAS 88 settlement accounting re-actuarial valuation - supplemental plan	(204)	-
Actuarial Valuation Adjustment - May 31, 2010 Measurement Date	171	-
Amount reclassified through net benefits cost:
Amortization of prior service credit/(cost)	(869)	78
Amortization of net actuarial gain/(loss)	(2,960)	44
Regulatory assets (liabilities) at June 30, 2010, before tax adjustments	$217,504	$(7,713)
Amount reclassified through net benefit cost:
Amortization of prior service credit/(cost)	(869)	78
Amortization of net actuarial gain/(loss)	(2,959)	44
Regulatory assets (liabilities) at September 30, 2010, before tax adjustments	$213,676	$(7,591)

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

Pension Expense

The following table presents Net Periodic Benefit Cost information relating to the Pension Plans combined:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,648	$1,580	$4,942	$4,739
Interest cost	7,892	8,017	23,685	24,052
Expected return on plan assets	(7,311)	(6,037)	(21,939)	(18,110)
Settlement loss recognized(1)	-	-	204	-
Amortization of prior service cost	869	880	2,607	2,642
Amortization of actuarial loss	2,959	4,070	8,879	12,211
Net periodic benefit cost	$6,057	$8,510	$18,378	$25,534

(1)Includes a $204,000 settlement loss as a result of a lump sum distribution paid out of the Supplemental Pension Plan for the nine months ended September 30, 2010.

Other Postretirement Employee Benefits and Expense

The following table presents Net Periodic Benefit Cost information relating to other postretirement benefits:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$87	$111	$260	$571
Interest cost	70	100	212	371
Amortization of prior service credit	(78)	(101)	(233)	(240)
Amortization of actuarial gain	(44)	(32)	(132)	(69)
Net periodic benefit cost	$35	$78	$107	$633

7. COMMITMENTS AND CONTINGENCIES

Legal

In May 2010, Lakefield Wind Project, LLC initiated arbitration against IPL, alleging that IPL had wrongfully terminated a wind power purchase agreement executed in June 2009, and seeking approximately $190 million in damages. Previously, in January 2010, the IURC had approved IPL’s petition for recovery of costs associated with this agreement, via a cost recovery mechanism similar to IPL’s fuel adjustment charge mechanism. However, the approval included certain limitations, restrictions, and/or conditions which IPL did not find acceptable and, therefore, we exercised our right to terminate the contract. IPL and Lakefield Wind Project, LLC subsequently agreed to terms, which included certain considerations and allayed IPL's concerns. Pursuant to the settlement, IPL rescinded its termination and both parties agreed to keep the original PPA intact. The project was approved by the Minnesota Public Utilities Commission in September 2010.

Additionally, as of September 30, 2010 IPL is a defendant in a little less than one hundred lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant” meaning that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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

New Source Review

In October 2009, IPL received a Notice of Violation and Finding of Violation (“NOV”) from the U.S. Environmental Protection Agency pursuant to the U.S. Clean Air Act (“CAA”) Section 113(a). The NOV alleges violations of the CAA at IPL’s three coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and Nonattainment New Source Review Requirements under the CAA. Since receiving the letter, IPL management has met with the U.S. Environmental Protection Agency (“EPA”) staff and is currently in discussions with the EPA regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties and to install additional pollution control technology systems on coal-fired electric generating units. A similar outcome in this case could have a material impact to our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology systems to reduce air regulated emissions; however, there can be no assurances that we would be successful in that regard.

Contractual Contingency

Under IPL’s $40 million interest rate hedge agreement, an event of default by either party, including, but not limited to, insolvency of either IPL, the counterparty, or the insurer of the hedge (Ambac Assurance Corporation), could result in the termination of the agreement and the payment of settlement amounts, as defined in the agreement, between the parties. No such conditions presently exist. The fair value of this hedge as of September 30, 2010 was a liability to IPL of approximately $12.4 million.

8. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. The nonutility category primarily includes the 2011 IPALCO Notes and the 2016 IPALCO Notes; approximately $13.4 million and $6.3 million of nonutility cash and cash equivalents, as of September 30, 2010 and December 31, 2009 respectively; short-term and long-term nonutility investments (including the 4.4% ownership interest in EnerTech Capital Partners II L.P.) of $6.8 million and $7.8 million at September 30, 2010 and December 31, 2009, respectively; and income taxes and interest related to those items. As described in Note 4, in June 2010 and 2009, IPALCO recorded impairment losses of $0.6 million and $1.8 million, respectively, on its investment in EnerTech. Nonutility assets represented less than 1% of IPALCO’s total assets as of September 30, 2010 and December 31, 2009. Net income for the utility segment was $100.3 million and $88.9 million for the nine month periods ended September 30, 2010 and 2009, respectively, and $39.5 million and $32.7 million for the three month periods ended September 30, 2010 and 2009, respectively. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

ITEM 1B. DEFINED TERMS

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

1995B Bonds	$40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project
2009 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2009
AES	The AES Corporation
ASC	Financial Accounting Standards Board Accounting Standards Codification
CAA	U.S. Clean Air Act
Complainants	International Brotherhood of Electrical Workers, Local Union No. 1395, and sixteen individual retirees
DSM	Demand Side Management
EPA	U.S. Environmental Protection Agency
The Financial Statements	The Unaudited Condensed Consolidated Financial Statements of IPALCO in "Item 1. Financial Statements" included in Part I - Financial Information of this Form 10-Q
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IPL Funding	IPL Funding Corporation
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MW	Megawatt
Mid-America	Mid-America Capital Resources, Inc.
NAAQS	National Ambient Air Quality Standard
NOV	Notice of Violation and Finding of Violation
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
Purchasers	Royal Bank of Scotland plc and Windmill Funding Corporation
Receivables Sale Agreement	Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009, among IPL Funding Corporation, as the Seller, Indianapolis Power & Light Company, as the Collection Agent, the Liquidity Providers and Windmill Funding Corporation
VEBA Trust	Voluntary Employee Beneficiary Association Trust

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

IMPACTS OF WEAK ECONOMIC CONDITIONS

The United States and global economies have experienced significant turmoil since 2008, including an economic recession, a tightening of the credit markets, and significant volatility in the equity markets. Uncertainty and volatility still exists in the United States and global economies, including the credit and equity markets, but market conditions have improved considerably this year. While we anticipate benefiting from these improving markets as we address liquidity and capital needs in the near term, we have nonetheless been affected by the weak economic conditions since 2008 on several fronts as discussed in IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Form 10-K”) under “Impacts of Weak Economic Conditions” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As described further below, we have witnessed an increase in wholesale power prices in the Midwest ISO network beginning in May 2010, which has had a positive effect on our wholesale revenues and net income. It is not possible to predict whether or not this trend will continue, as we believe it is primarily due to an increase in the demand for wholesale power and natural gas caused by the significant increase in cooling degree days in 2010 as illustrated below.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated expenses are not generated evenly by month during the year.

Comparison of three months ended September 30, 2010 and three months ended September 30, 2009

Utility Operating Revenues

Utility operating revenues during the three months ended September 30, 2010 increased by $39.8 million compared to the same period in 2009, which resulted from the following changes (dollars in thousands):

	Three Months Ended September 30,		Change	Percentage Change
	2010	2009

Utility Operating Revenue:
Retail Revenues	$292,741	$246,439	$46,302	18.8%
Wholesale Revenues	8,021	14,501	(6,480)	(44.7%)
Miscellaneous Revenues	4,913	4,962	(49)	(1.0%)
Total Utility Operating Revenues	$305,675	$265,902	$39,773	15.0%

Heating Degree Days:
Actual	19	34	(15)	(44.1)%
30-year Average	81	81
Cooling Degree Days:
Actual	1,082	589	493	83.7%
30-year Average	725	725

The 15.0% increase in utility operating revenues in the comparable periods was primarily due to an 18.8% increase in retail revenues partially offset by a 44.7% decrease in wholesale revenues.

The increase in retail revenues of $46.3 million was due to an 11.7% increase in the quantity of kWh sold ($25.4 million) and a 6.3% increase in the weighted average price per kWh sold ($20.9 million).  The increase in the volume of electricity sold to retail customers in the comparable periods was primarily due to the hotter temperatures in our service territory in 2010 as demonstrated by the 83.7% increase in cooling degree days. The increase in the weighted average price of kWhs sold was primarily due to a $24.9 million increase in fuel revenues, partially offset by a $5.6 million decrease in the base rate charged to our retail customers primarily due to lower demand charges and our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels.

The decrease in wholesale revenues of $6.5 million was due to a 58.4% decrease in the quantity of kWh sold ($8.5 million) partially offset by a 33.1% increase in the weighted average price per kWh sold ($2.0 million). The quantity and price of wholesale kWh sales are impacted by the ability of our generation to be dispatched by the Midwest ISO at wholesale prices that are above our variable costs and the amount of electricity we have available to sell in the wholesale market. Our ability to be dispatched in the Midwest ISO market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability. The decrease in wholesale volumes during the comparable periods was primarily due to the increase in retail demand, which must be met before we are able to offer electricity for wholesale sales. We believe the increase in wholesale prices was primarily caused by an increase in demand for wholesale power and natural gas caused by the hotter temperatures in the third quarter of 2010 as demonstrated by the 83.7% increase in cooling degree days.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended September 30, 2009 to the three months ended September 30, 2010 (in millions):

Operating expenses for the three months ended September 30, 2009	$219.5
Increase in fuel costs	20.9
Increase in maintenance expenses	4.7
Increase in income taxes - net	3.2
Increase in property tax expense	2.5
Increase in purchase power costs	2.2
Other miscellaneous variances	0.4
Operating expenses for the three months ended September 30, 2010	$253.4

The $20.9 million increase in fuel costs is primarily due to a 35% increase in the price per ton of coal consumed during the comparable periods ($21.2 million) and a $4.5 million increase in the quantity of fuel consumed due to using more natural gas in 2010, which is typically a more expensive fuel source than coal. These increases were partially offset by a $5.4 million decrease in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our fuel adjustment charges and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs in future rates through the fuel adjustment charges proceedings and therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted.

Maintenance expense for the three months ended September 30, 2010 increased $4.7 million or 22.4% compared to the same period in 2009, which is primarily related to the timing and duration of major generating unit overhauls and costs associated with an unscheduled outage on one of our smaller coal fired units. We expect maintenance expenses to continue to be higher through 2012 as we continue to perform major generating unit overhauls and implement a plan to increase the level of maintenance activities on our five largest coal fired generating units to correct reliability problems encountered in the past two years as described in our 2009 Form 10-K under “Operating Excellence” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The $3.2 million increase in income taxes - net was primarily due to a $9.0 million increase in utility operating income excluding income taxes. The $2.5 million increase in property taxes was primarily due to a change in accounting estimate that reduced property tax expense by $3.1 million in 2009 as a result of Marion County finalizing property tax rates for 2008.

The increase in power purchased was due to a 124% increase in the volume of power purchased during the period ($11.3 million), partially offset by a decrease in the market price of purchased power ($4.8 million) and a $4.3 million decrease in capacity purchases. The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outages and because at times it is less expensive for us to buy power in the market than to produce it ourselves. The increase in the volume of power purchased in the comparable periods was primarily due to the 11.7% increase in the quantity of kWh we sold to our retail customers. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased.

Other Income and Deductions

Other income and deductions increased from income of $6.7 million for the three months ended September 30, 2009 to income of $7.2 million for the same period in 2010 reflecting a 6.9% increase, which was primarily due to a $0.7 million increase in the allowance for equity funds used during construction as a result of increased construction activity primarily related to the clean coal technology being upgraded at one of our large coal fired generating units.

Interest and Other Charges

Interest and other charges were relatively flat for the three months ended September 30, 2010 as compared to the same period in 2009.

Comparison of nine months ended September 30, 2010 and nine months ended September 30, 2009

Utility Operating Revenues

Utility operating revenues during the nine months ended September 30, 2010 increased by $51.8 million compared to the same period in 2009, which resulted from the following changes (dollars in thousands):

	Nine Months Ended September 30,		Change	Percentage Change
	2010	2009

Utility Operating Revenue:
Retail Revenues	$803,556	$767,481	$36,075	4.7%
Wholesale Revenues	51,598	35,265	16,333	46.3%
Miscellaneous Revenues	13,605	14,223	(618)	(4.3)%
Total Utility Operating Revenues	$868,759	$816,969	$51,790	6.3%

Heating Degree Days:
Actual	3,216	3,221	(5)	(0.2%)
30-year Average	3,505	3,505
Cooling Degree Days:
Actual	1,593	968	625	64.6%
30-year Average	1,027	1,027

The 6.3% increase in utility operating revenues was primarily due to a 4.7% increase in retail revenues and 46.3% increase in wholesale revenues.

The increase in retail revenues of $36.1 million was primarily due to a 4.4% increase in the quantity of kWh sold ($29.0 million) and a 0.2% increase in the weighted average price per kWh sold ($7.1 million). The increase in the volume of electricity sold to retail customers in the comparable periods was primarily due to the hotter temperatures in our service territory in 2010 as demonstrated by the 64.6% increase in cooling degree days. The increase in the weighted average price of kWhs sold was primarily due to a $16.1 million increase in fuel revenues, partially offset by a $9.7 million decrease in the base rate charged to our retail customers primarily due to lower demand charges and our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels.

The increase in wholesale revenues of $16.3 million was primarily due to a 23.3% increase in the weighted average price per kWh sold ($9.7 million) and an 18.6% increase in the quantity of kWh sold ($6.6 million). The price and quantity of wholesale kWh sales are impacted by the ability of our generation to be dispatched by the Midwest ISO at wholesale prices that are above our variable costs and the amount of electricity we have available to sell in the wholesale market. The increase in wholesale volumes during the comparable periods was primarily due to improved performance of our coal fired units resulting in a lower forced outage rate and because the higher wholesale market prices resulted in our units being called upon more often.  These factors outweighed the decrease caused by the increase in retail load requirements during the comparable periods.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 (in millions):

Operating expenses for the nine months ended September 30, 2009	$686.1
Increase in fuel costs	24.4
Increase in maintenance costs	8.0
Increase in income taxes - net	6.0
Increase in power purchased	4.9
Increase in property tax expense	3.3
Decrease in pension expense	(7.2)
Other miscellaneous variances	3.4
Operating expenses for the nine months ended September 30, 2010	$728.9

The $24.4 million increase in fuel costs is primarily due to a 23% increase in the price per ton of coal consumed during the comparable periods ($42.2 million) and a $20.7 million increase in the quantity of fuel consumed due to a 6.1% increase in total electricity sales volume in the comparable periods. These increases were partially offset by a $38.2 million decrease in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our fuel adjustment charges and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs in future rates through the fuel adjustment charges proceedings and therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted.

Maintenance expense for the nine months ended September 30, 2010 increased $8.0 million or 11.1% compared to the same period in 2009, which is primarily related to the timing and duration of major generating unit overhauls and costs associated with an unscheduled outage on one of our smaller coal fired units. The $6.0 million increase in income taxes - net was primarily due to a $15.0 million increase in utility operating income excluding income taxes.

The increase in power purchased was primarily due to an increase in the market price of purchased power ($10.1 million) partially offset by a $4.3 million decrease in capacity purchases. The increased market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. The $3.3 million increase in property taxes was primarily due to a change in accounting estimate that reduced property tax expense in 2009 as a result of Marion County finalizing property tax rates for 2008.

Pension expense (net periodic benefit cost) decreased from $25.5 million during the nine months ended September 30, 2009 to $18.4 million during the nine months ended September 30, 2010. This decrease was primarily due to a $3.8 million increase in the expected return on plan assets and a decrease of $3.3 million in amortization of actuarial loss. Both of these favorable variances are primarily the result of the approximately $47 million actuarial gain in market value of our pension assets in 2009. Pension expense is included in Other operating expenses in the accompanying Unaudited Condensed Consolidated Statements of Income.

Other Income and Deductions

Other income and deductions increased from income of $19.0 million for the nine months ended September 30, 2009 to income of $20.1 million for the same period in 2010 reflecting a 5.7% increase. The increase was primarily because in 2009 we recorded a $1.8 million impairment charge on our investment in EnerTech as compared to only a $0.6 million impairment on this same investment in 2010 and because of a $1.2 million increase in the allowance for equity funds used during construction as a result of increased construction activity. These increases were partially offset by a $0.8 million decrease in interest income as a result of having less outstanding investments during the comparable periods and because the $40 million investment in the 1995B Bonds (See Note 4, “Fair Value Measurements” to The Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I - Financial Information of this Form 10-Q (“The Financial Statements”) was converted to an interest rate of 0% effective September 1, 2009 in order to reduce IPL’s total interest costs.

Interest and Other Charges

Interest and other charges decreased $2.0 million for the nine months ended September 30, 2010 as compared to the same period in 2009. The decrease is primarily due to our refinancing of $131.9 million of auction rate securities to a fixed rate of 4.9% in June of 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, we had unrestricted cash and cash equivalents of $96.8 million. As of September 30, 2010, we also had available borrowing capacity of $108.7 million under our $150.0 million committed credit facility after outstanding borrowings, existing letters of credit and liquidity support for the 1995B Bonds. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the Federal Energy Regulatory Commission. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2012. We also have authority from the IURC to, among other things, issue up to $200 million in aggregate principal amount of long-term debt, refinance up to $277.4 million in existing indebtedness and to have up to $250 million of long-term credit agreements and liquidity facilities outstanding at any one time through December 31, 2013. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will currently be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on IPALCO’s $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 and IPL’s credit facility (as well as the amount of certain other fees on the credit facility) are dependent upon the credit ratings of IPALCO and IPL, respectively. In the event IPALCO’s or IPL’s credit ratings are downgraded or upgraded, the interest rates and certain other fees charged to IPALCO and IPL could increase, or decrease, respectively. However, the applicable interest rate on the $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 cannot increase any further, but upgrades in IPALCO’s credit ratings would decrease the interest rate. Downgrades or upgrades in the credit ratings of AES could result in IPL’s and/or IPALCO’s credit ratings being downgraded or upgraded.

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

Sales of Accounts Receivable

Please see Note 5, “Indebtedness” to The Financial Statements.

Line of Credit

IPL has $40 million outstanding on its liquidity facility, which has been outstanding throughout 2010. As described in Note 4, the $40 million was borrowed in 2009 to repurchase the 1995B Bonds. The amount was reclassified to current in 2010 on IPALCO’s Consolidated Balance Sheet, because the facility matures in May of 2011. IPL intends to renew or refinance that agreement prior to its expiration. This $40 million increase in short term debt, together with the $50 million increase in short term debt related to the accounts receivable securitization described in Note 5, “Indebtedness” to The Financial Statements, constitutes the $90 million increase in short term debt on IPALCO’s Consolidated Balance Sheet from December 31, 2009 to September 30, 2010.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditures totaled $94.9 million and $83.6 million for the nine months ended September 30, 2010 and 2009, respectively. Construction expenditures during the first nine months of 2010 and 2009 were financed primarily with internally generated cash provided by operations.

Our capital expenditure program, including development and permitting costs, for the three year period 2010-2012 is currently estimated to cost approximately $529 million. It includes approximately $192 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $178 million for power plant related projects; $107 million for construction projects designed to reduce sulfur dioxide and mercury emissions; $17 million for IPL’s Smart Energy Projects; and $35 million for other miscellaneous equipment. The majority of the expenditures for construction projects designed to reduce sulfur dioxide and mercury emissions are recoverable through jurisdictional retail rate revenue through our ECCRA filings, subject to regulatory approval. These figures do not include any additional amounts we may be required to spend in connection with resolution of the NOV described in “Environmental Matters” below. Capital expenditures are financed with a combination of internally generated funds and short-term and long-term borrowings.

Common Stock Dividends

All of IPALCO’s outstanding common stock is held by AES. During the first nine months of 2010 and 2009 we paid $60.3 million and $65.9 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $23.1 million and $15.5 million to the Pension Plans during the first nine months of 2010 and 2009, respectively. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to revert back to IPL during 2010.

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

Prior to the issuance of the Generic DSM Order, IPL filed a petition seeking relief for substantive DSM programs. IPL proposed a DSM plan to be considered in two phases. The first phase (Phase I) sought recovery for traditional-type DSM programs such as residential home weatherization and energy efficiency education programs. The IURC issued an Order in February 2010 that approved the programs included in IPL’s Phase I request. In addition to IPL’s recovery of the direct costs of the DSM program, the Order also included an opportunity for IPL to receive performance based incentives. The second phase (Phase II) sought recovery for “Advanced” DSM programs and was coincident with IPL’s application for a smart grid funding grant from the Department of Energy. The Advanced DSM programs included an Advanced Metering Infrastructure communication backbone as well as two-way meters and home area network devices for certain of IPL’s customers. In February 2010, the IURC issued an Order that approved IPL’s Phase II program, but denied IPL’s request to timely recover its expenditures. Instead, IPL would need to seek recovery of the costs incurred under its Phase II program during its next basic rate case proceeding. In June 2010, IPL filed a petition with the IURC seeking authority for an additional DSM program that would allow IPL to recover costs associated with performing energy efficiency audits of area schools. In this petition, IPL also requested to recover the lost revenue resulting from decreased kWh consumption and kW demand beginning June 11, 2010 as a result of the implementation of all approved DSM programs. Additionally, in October 2010, IPL filed a petition with the IURC for approval of its plan to comply with the IURC’s Generic DSM Order, which petition includes estimated DSM spending of approximately $64 million from 2011 to 2013. It is not possible to predict at this time what the IURC’s response will be to IPL’s petition.

The American Recovery and Reinvestment Act of 2009, which was enacted into law in 2009, includes various provisions that fund the development of the electric power industry at the federal and state level. These provisions include, but are not limited to, improving energy efficiency and reliability; electricity delivery (including smart grid technology); energy research and development; renewable energy; and demand response management. In August 2009, IPL submitted an application for a smart grid investment grant for $20 million as part of its $48.9 million Smart Energy Project, which will provide its customers with tools to help them more efficiently use electricity and upgrade IPL’s electric delivery system infrastructure. IPL’s application was approved and the agreement with the U.S. Department of Energy was executed in April 2010. Under the grant, the U.S. Department of Energy is providing nontaxable reimbursements to IPL for up to $20 million of capitalized costs associated with IPL’s Smart Energy Project. These reimbursements are being accounted for as a reduction of the capitalized Smart Energy Project costs. Through September 30, 2010, we have received total grant reimbursements of $2.3 million.

The impacts of the additional DSM and Smart Energy Project spending on our financial statements will be partially mitigated by the following: (i) as described above, IPL will receive recovery of its spending on its Phase I programs, plus the potential for performance based incentives; (ii) IPL is utilizing a portion of the funds from the grant to offset the cost of implementing its Smart Energy Project; (iii) IPL’s petition to seek recovery (which we cannot assure will be successful) of any additional DSM program spending necessary to meet the IURC’s recently ordered energy savings goals described above, along with appropriate shareholder incentives and lost margin recovery; and (iv) the IURC approved IPL’s Smart Energy Project and found that it was reasonable, just and in the public interest. We believe this finding will be supportive of future cost recovery proposals before the IURC.

Wind Power Purchase Agreement

In June 2009, we entered into an agreement to purchase approximately 200 MW of wind-generated electricity per year for 20 years. In January 2010, the IURC approved IPL’s petition for recovery of costs associated with this agreement via a cost recovery mechanism similar to IPL’s fuel adjustment charge mechanism. However, the approval included certain limitations, restrictions, and/or conditions which IPL did not find acceptable and, therefore, IPL exercised its right to terminate the contract. In May 2010, Lakefield Wind Project, LLC initiated arbitration against IPL, alleging that IPL had wrongfully terminated a wind power purchase agreement, and seeking approximately $190 million in damages. IPL and Lakefield Wind Project, LLC subsequently agreed to terms which included certain considerations and allayed IPL's concerns. Pursuant to the settlement, IPL rescinded its termination and both parties agreed to keep the original PPA intact. The project was approved by the Minnesota Public Utilities Commission in September 2010.

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

Potential U.S. Federal GHG Legislation.

As noted in our 2009 Form 10-K, federal legislation passed the U.S. House of Representatives in 2009 that , if adopted, would impose a nationwide cap-and-trade program to reduce GHG emissions. In the U.S. Senate, several different draft bills pertaining to GHG legislation have been considered, including comprehensive GHG legislation similar to the legislation that passed the U.S. House of Representatives and more limited legislation focusing only on the utility and electric generation industry. It is uncertain whether any such legislation will be voted on or passed by the Senate. If any such legislation is passed by the Senate, it is uncertain whether such legislation will be reconciled with the House of Representatives’ legislation and ultimately enacted into law. In light of these uncertainties, we cannot predict the impact on our consolidated results of operations, cash flows, or financial condition, but it could be material.

EPA GHG Regulation.

As noted in our 2009 Form 10-K, the U.S. Environmental Protection Agency has promulgated regulations governing GHG emissions from automobiles under the U.S. Clean Air Act. The effect of EPA's regulation of GHG emissions from mobile sources is that certain provisions of the CAA will also apply to GHG emissions from existing stationary sources, including our power plants. In particular, after January 2, 2011, construction of new stationary sources, and modifications to existing stationary sources that result in significant increases in GHG emissions, may require permitting under the Prevention of Significant Deterioration program of the CAA. The PSD program, if it were to become applicable to GHG emissions, would require sources that emit GHGs to obtain PSD permits prior to commencement of a new construction or modification.

EPA promulgated a final rule on June 3, 2010, (the "Tailoring Rule") that would set GHG emissions thresholds that would trigger PSD permitting requirements. Commencing in January of 2011, the Tailoring Rule provides that sources already subject to permitting requirements would need to install Best Available Control Technology (“BACT”) for greenhouse gases if a proposed modification would result in the increase of 75,000 tons per year (tpy) of CO2 emission equivalents (CO2e), a unit used to convert all GHG emissions into a standard measurement for the purposes of determining whether PSD review requirements are triggered. Commencing in July of 2011, any new sources of GHG emissions that would emit over 100,000 tpy of CO2e, in addition to any modification that would result in GHG emissions exceeding the 75,000 tpy CO2e significance threshold would require PSD review and related permitting requirements. EPA anticipates that it would adjust downward the permitting thresholds for new sources and modifications in future rulemaking actions. The Tailoring Rule, as currently proposed by EPA, would substantially reduce the number of sources subject to PSD requirements for GHG emissions and the number of sources required to obtain Title V permits, although new thermal power plants may still be subject to PSD and Title V requirements because annual GHG emissions from such plants typically far exceed the “major source” threshold noted above.

There is substantial uncertainty with respect to the EPA’s rules regulating GHG emissions and whether U.S. federal GHG legislation will be enacted into law. In light of these uncertainties, we cannot predict the impact on our consolidated results of operations, cash flows, or financial condition, but it could be material.

Waste Management

In the course of operations, we generate coal combustion byproducts, including fly ash, requiring disposal or processing. On June 21, 2010, the EPA published a proposed rule that establishes regulation of coal combustion residues under the Resource Conservation and Recovery Act. The proposed rule consists of two options to which coal combustion residues would be regulated. Each option would allow for the continued beneficial use of coal combustion byproducts. The public comment period for this proposed regulation was extended, and is now set to expire on November 19, 2010. EPA will consider any public comments prior to promulgating a final rule. The exact impact and compliance cost associated with future regulation of coal combustion residues cannot be established until such regulations are finalized, but our business, financial condition or results of operations could be materially and adversely affected by such regulations.

New Source Review

In October 2009, IPL received a NOV from the EPA pursuant to the CAA Section 113(a). The NOV alleges violations of the CAA at IPL’s three coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and Nonattainment New Source Review Requirements under the CAA. Since receiving the letter, IPL management has met with the EPA staff and is currently in discussions with the EPA regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties and to install additional pollution control technology systems on coal-fired electric generating units. A similar outcome in this case could have a material impact to our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology systems to reduce air regulated emissions; however, there can be no assurances that we would be successful in that regard.

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

Phase I of federal CAIR, the program for NOx emissions, became effective on January 1, 2009 and requires reductions of NOx emissions by 1.7 million tons or 53% from 2003 levels, and requires year-round compliance with the NOx emissions reduction requirements. Phase I of the program for SO2 emissions became effective on January 1, 2010, and requires reductions in SO2 emissions by 4.3 million tons, or 45% lower than 2003 levels. We have been able to comply with federal CAIR Phase I for NOx without any material additional capital expenditures. Recent installation of CCT at our Harding Street Unit 7 and recent upgrade at our Petersburg Unit 3, along with our plan to upgrade existing CCT at our Petersburg Unit 4, will help us to meet the requirements of federal CAIR Phase I for SO2.

In July 2010, the EPA released the proposed Transport Rule, which would replace CAIR if it becomes effective. A 60-day comment period ended on October 1, 2010 and EPA has indicated their intention to finalize the rule in mid 2011. As proposed, Phase I of the Final Rule will be effective on January 1, 2012, with Phase II effective on January 1, 2014. The proposed rule includes various options that must be settled before the rule is finalized and it is therefore not possible to predict what the impact will be to IPL at this stage, but it could be material.

National Ambient Air Quality Standards

On April 12, 2010 a short-term National Ambient Air Quality Standard (“NAAQS”) became effective for nitrogen dioxide. The 1-hour nitrogen dioxide standard requires ambient air concentrations to remain below 100 parts per billion (ppb), based on the 3-year average of the 98th percentile of the yearly distribution of 1-hour daily maximum concentrations for nitrogen dioxide. Additionally, a new short-term sulfur dioxide NAAQS became effective August 23, 2010. The 1-hour sulfur dioxide NAAQS requires ambient air concentrations of sulfur dioxide to be less than 75 parts per billion based on the 3-year average of the 99th percentile of the yearly distribution of 1-hour daily maximum concentrations for sulfur dioxide.

Based on these current and potential ambient standards, the state of Indiana will be required to determine whether certain areas within the state meet the NAAQS. If certain areas are determined to be in “nonattainment,” the state of Indiana would be required to modify its State Implementation Plan to detail how the state will regain its attainment status. As part of this process, it is possible that the IDEM or the EPA may require reductions of emissions from our generating stations to reach attainment status. It is expected that the state will make its attainment demonstrations within the next three years. At this time, we cannot predict what the impact will be to IPL with respect to these new ambient standards.

Other

On April 15, 2010, the United States District Court for the District of Columbia entered a consent decree in American Nurses Association, et al. v. Jackson that obligates EPA to propose regulations for maximum achievable control technology standards for hazardous air pollutants from coal and oil-fired electric generating units by March 2011 and issue a final rule by November 16, 2011. Earlier this year, IPL provided hazardous air pollutants data to EPA as part of their study to assess technical and economic feasibility of the hazardous air pollutants  rules. In addition, on April 7, 2010, EPA published an Advanced Notice of Proposed Rulemaking which contemplates a reassessment of the use authorizations under the Toxic Substances Control Act for Polychlorinated Biphenyls containing equipment of greater than 50 parts per million and considers a mandated phase-out of all Polychlorinated Biphenyls-containing equipment. At this time, it is too early to predict whether new regulations for hazardous air pollutants or Polychlorinated Biphenyls will be promulgated or, if promulgated, the extent of such regulations. IPL’s costs of compliance with any such regulations could be material.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of September 30, 2010. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of September 30, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity And Capital Resources - Environmental Matters,” and Note 7, “Commitments and Contingencies” to The Financial Statements for a summary of significant legal proceedings involving us. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business.

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

IPALCO ENTERPRISES, INC.
(Registrant)

Date:	November 3, 2010	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Vice President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)