Form 10-K
period 2010-12-31
IPALCO ENTERPRISES, INC.
filed 2011-02-28
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

At February 25, 2011, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.
Annual Report on Form 10-K
For Year Ended December 31, 2010

Table of Contents

Item No.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

PART I
1.	Business
1A.	Risk Factors
1B.	Unresolved Staff Comments
1C.	Defined Terms
2.	Properties
3.	Legal Proceedings
4.	[Removed and Reserved]

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities
6.	Selected Financial Data
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

PART IV
15.	Exhibits, Financial Statements and Financial Statement Schedules

SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act") including, in particular, the statements about our plans, strategies and prospects under the headings "Item 1. Business," "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities" and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words “could,” “may,” “predict,” “anticipate,” “would,” “believe,” “estimate,” “expect,” “forecast,” “project,” “objective,” “intend,” “continue,” “should,” “plan,” and similar expressions are intended to identify forward-looking statements.

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

  fluctuations in customer growth and demand;
  impacts of weather on retail sales and wholesale prices;
  weather-related damage to our electrical system;
  fuel and other input costs;
  generating unit availability and capacity;
  transmission and distribution system reliability and capacity;
  purchased power costs and availability;
  regulatory action, including, but not limited to, the review of our basic rates and charges by the Indiana Utility Regulatory Commission ("IURC");
  federal and state legislation and regulations, including Greenhouse Gas ("GHG") legislation and regulations;
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
  local economic conditions, including the fact that the local and regional economies have struggled through the recession and weak economic climate the past few years and continue to face uncertainty for the foreseeable future;
  acts of terrorism, acts of war, pandemic events or natural disasters such as floods, earthquakes, tornadoes, ice storms or other catastrophic events;
  costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation;
  issues related to our participation in the Midwest Independent Transmission System Operator, Inc. ("Midwest ISO"), including the cost associated with membership and recovery of costs incurred; and
  product development and technology changes.

Most of these factors affect us through our consolidated subsidiary Indianapolis Power & Light Company ("IPL"). All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. Also see “Item 1A. Risk Factors” for further discussion of some of these factors. Except as required by the federal securities laws, we undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future events or otherwise.  If one or more forward-looking statements are updated, no inference should be drawn that additional updates will be made with respect to those or other forward-looking statements.

PART I

Throughout this document, the terms “we,” “us,” and “our” refer to IPALCO Enterprises, Inc. (“IPALCO”) and its consolidated subsidiaries. IPALCO is wholly-owned by AES. For a list of other abbreviations or acronyms used in this report, see “Item 1C. Defined Terms.”

ITEM 1. BUSINESS

OVERVIEW

IPALCO is a holding company incorporated under the laws of the state of Indiana in 1983. Our principal subsidiary is Indianapolis Power & Light Company, a regulated electric utility with its customer base concentrated in Indianapolis, Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our other direct subsidiary, Mid-America Capital Resources, Inc. (“Mid-America”) is the holding company for our unregulated activities. Mid-America’s only significant investment is a small minority ownership interest in EnerTech Capital Partners II L.P., a venture capital fund, with a recorded value of $3.5 million, as of December 31, 2010. Our total electric revenues and net income for the fiscal year ended December 31, 2010 were $1.1 billion and $79.9 million, respectively. The book value of our total assets as of December 31, 2010 was $3.1 billion. All of our operations are conducted within the United States of America in the state of Indiana. Please see Note 15, “Segment Information” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Our principal executive offices are located at One Monument Circle, Indianapolis, Indiana 46204, and our telephone number is (317) 261-8261. Our internet website address is www.iplpower.com. The information on our website is not incorporated by reference into this report.

INDIANAPOLIS POWER & LIGHT COMPANY

IPALCO owns all of the outstanding common stock of IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 470,000 retail customers in the city of Indianapolis and neighboring areas within Indiana; the most distant point being approximately 40 miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL’s service area covers about 528 square miles with an estimated population of approximately 895,000. IPL owns and operates four generating stations. Two of the generating stations are primarily coal-fired stations. A third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. IPL’s net electric generation capability for winter is 3,492 Megawatt (“MW”) and net summer capability is 3,353 MW. IPL’s generation, transmission and distribution facilities are further described under “Item 2. Properties.” There have been no significant changes in the services rendered by IPL during 2010.

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. IPL’s business is not dependent on any single customer or group of customers. Additionally, retail kilowatt hour sales, after adjustments for weather variations, are impacted by growth in service territory economic activity as well as the number of retail customers we have. During the past 10 years, IPL’s retail Kilowatt hours (“kWh”) sales have grown at a compound annual rate of 0.4%. During the same period, our number of retail customers grew at a compound annual rate of 0.7%. Going forward, retail kWh sales growth is expected to be negatively impacted by our demand-side management programs. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - Demand-Side Management” for more details. IPL’s electricity sales for 2006 through 2010 are set forth in the table of statistical information included at the end of this section.

IPL is a transmission company member of ReliabilityFirst Corporation (“RFC”), which began operations on January 1, 2006. RFC is one of eight Regional Reliability Councils under the North American Electric Reliability Corporation, which has been designated as the Electric Reliability Organization under the Energy Policy Act of 2005 (“EPAct”). The mission of RFC is to preserve and enhance bulk power system reliability and security for the interconnected electric systems within the RFC geographic area by setting and enforcing electric reliability standards. RFC members cooperate under agreements to augment the reliability of its members’ electricity supply systems in the RFC region through coordination of the planning and operation of the members’ generation and transmission facilities. Small electric utility systems, independent power producers and power marketers can participate as full members of RFC. In addition, we are one of many transmission owners of the Midwest ISO (see “Industry Matters - Midwest ISO Operations”), a regional transmission organization which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. IPL participates in the Midwest ISO’s Energy and Operating Reserves Markets and each Asset Owner receives separate Day-Ahead, Real-Time, and Financial Transmission Rights market Settlement Statements for each operating day.

REGULATORY MATTERS

Regulation

We are subject to regulation by the IURC with respect to the following: our services and facilities; the valuation of property, the construction, purchase, or lease of electric generating facilities; the classification of accounts; rates of depreciation; retail rates and charges; the issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue); the acquisition and sale of some public utility properties or securities; and certain other matters. The regulatory power of the IURC over our business is both comprehensive and typical of the traditional form of regulation generally imposed by state public utility commissions.

In addition, we are subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”) with respect to, among other things, short-term borrowing not regulated by the IURC, the sale of electricity at wholesale and the transmission of electric energy in interstate commerce, the classification of accounts, reliability standards, and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by non-regulated entities. We maintain our books and records consistent with generally accepted accounting principles in the United States reflecting the impact of regulation. See Note 2, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

We are also affected by the regulatory jurisdiction of the U.S. Environmental Protection Agency (“EPA”), at the federal level, and Indiana Department of Environmental Management, at the state level. Other significant regulatory agencies affecting us include, but are not limited to, the North American Electric Reliability Corporation, the U.S. Department of Labor, and the Indiana Occupational Safety and Health Administration.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters” for a more comprehensive discussion of regulatory matters impacting us.

Retail Ratemaking

Our tariff rates for electric service to retail customers consist of basic rates and charges which are set and approved by the IURC after public hearings. In addition, our rates include various adjustment mechanisms including, but not limited to, those to reflect changes in fuel costs to generate electricity or purchased power prices, referred to as Fuel Adjustment Charges (“FAC”) and for the timely recovery of costs incurred to comply with environmental laws and regulations referred to as Environmental Compliance Cost Recovery Adjustment (“ECCRA”). Each of our tariff rate components may be set and approved by the IURC in separate proceedings at different points in time. These components function somewhat independently of one another, but would all be subject to review at the time of any review of our basic rates and charges. For example, FAC proceedings occur on a quarterly basis and the ECCRA proceedings occur on a semi-annual basis. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters” for further discussion of our basic rates and the various adjustment mechanisms and for a discussion of a recent review of IPL by the IURC.

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

The EPAct established the creation of an Electric Reliability Organization and provided the FERC the authority to approve mandatory and enforceable reliability standards. Enforcement of the reliability standards is the responsibility of the North American Electric Reliability Corporation as the designated Electric Reliability Organization. To date, compliance with these standards has not resulted in a material impact to our financial statements, but there can be no guarantee that will be the case in future periods. We will continue to monitor any revisions to the reliability standards and will continue working toward assuring full compliance with all applicable reliability standards.

Midwest ISO Operations

We are a member of the Midwest ISO. Midwest ISO serves as the third-party operator of our transmission system and runs the day-ahead and real-time Energy Market and, beginning in January 2009, the Ancillary Services Market (“ASM”) for its members. Midwest ISO policies are developed through a stakeholder process in which we are an active participant. We focus our participation in this process primarily on items that could impact our customers, results of operations, financial condition, and cash flows. Additionally, we attempt to influence Midwest ISO policy by filing comments with the FERC.

We have transferred functional control of our transmission facilities to the Midwest ISO and our transmission operations are integrated with those of the Midwest ISO. Our participation and authority to sell wholesale power at market based rates are subject to the FERC jurisdiction. Transmission service over our facilities is now provided through the Midwest ISO’s tariff.

As a member of the Midwest ISO market, we offer our generation and bid our demand into the market on an hourly basis. The Midwest ISO settles energy hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand, throughout the Midwest ISO region. The Midwest ISO evaluates the market participants’ energy offers and demand bids optimizing for energy products to economically and reliably dispatch the entire Midwest ISO system. The Midwest ISO also facilitates the ASM in conjunction with the Energy Market. Under the ASM, the Midwest ISO evaluates the market participants’ ancillary services offers and demand bids optimizing for all ancillary services products to economically and reliably dispatch the entire Midwest ISO system. The IURC has authorized IPL to recover the fuel portion of its costs from the Midwest ISO, including all specifically identifiable ASM costs, through FAC proceedings, and to defer certain operational, administrative and other costs from the Midwest ISO and seek recovery in IPL’s next basic rate case proceeding. Total Midwest ISO costs deferred as long-term regulatory assets were $71.0 million and $62.8 million as of December 31, 2010 and December 31, 2009, respectively.

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

Please see also, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters.”

ENVIRONMENTAL MATTERS

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, suspension or revocation of permits and/or facility shutdowns. Environmental Matters in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” describes potential legislation that we believe may be significant to our business as well as a Notice of Violation (“NOV”) and Finding of Violation from the EPA pursuant to the Clean Air Act Section 113(a). This NOV from the EPA may result in a fine and/or costs associated with the installation of additional pollution control technology systems and/or supplemental environmental projects, which could be material. We do not believe any other currently open environmental investigations will result in fines, penalties or other costs material to our results of operations, financial condition, and cash flows.

FUEL

More than 99% of the total kWhs produced by us was generated from coal in each of 2010, 2009, and 2008. Our existing coal contracts provide for substantially all of our current projected coal requirements in 2011 and approximately 85% for the three year period ending December 31, 2013. We have long-term coal contracts with five suppliers. Approximately 45% of our existing coal under contract comes from one supplier. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. Substantially all of the coal is currently mined in the state of Indiana. All coal currently burned by us and under purchase contracts is mined by third parties. Our goal is to carry a 25-50 day system supply of coal and fuel oil to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays.

EMPLOYEES

As of January 31, 2011, IPL had 1,457 employees of whom 1,396 were full time. Of the total employees, 917 were represented by the International Brotherhood of Electrical Workers in two bargaining units: a physical unit and a clerical-technical unit. As of January 31, 2011, neither IPALCO nor any of its subsidiaries other than IPL had any employees.

STATISTICAL INFORMATION ON OPERATIONS

The following table of statistical information presents additional data on our operations:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Operating Revenues (In Thousands):
Residential	$427,899	$392,181	$390,892	$377,081	$363,668
Small commercial and industrial	170,345	160,814	165,660	160,456	155,314
Large commercial and industrial	455,458	436,060	435,578	416,694	418,782
Public Lighting	10,857	11,093	10,973	11,221	11,160
Miscellaneous	19,380	17,778	18,554	18,809	22,678
Revenues - retail customers	1,083,939	1,017,926	1,021,657	984,261	971,602
Wholesale	60,964	50,155	57,456	68,366	60,449
Total electric revenues	$1,144,903	$1,068,081	$1,079,113	$1,052,627	$1,032,051

kWh Sales (In Millions):
Residential	5,501	5,085	5,350	5,467	5,027
Small commercial and industrial	1,957	1,892	2,030	2,101	1,989
Large commercial and industrial	7,086	7,041	7,550	7,683	7,627
Public Lighting	65	68	73	77	73
Sales - retail customers	14,609	14,086	15,003	15,328	14,716
Wholesale	1,928	1,881	1,189	1,640	1,571
Total kWh sold	16,537	15,967	16,192	16,968	16,287

Retail Customers at End of Year:
Residential	416,276	416,500	416,019	417,227	417,249
Small commercial and industrial	46,844	46,708	46,719	46,749	46,316
Large commercial and industrial	4,628	4,625	4,610	4,559	4,509
Public Lighting	948	940	905	813	793
Total retail customers	468,696	468,773	468,253	469,348	468,867

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

Our electric generating facilities are subject to operational risks that could result in: unscheduled plant outages, unanticipated operation and/or maintenance expenses, increased fuel or purchased power costs, and other significant liabilities for which we may or may not have adequate insurance coverage.

We operate coal, oil and natural gas generating facilities, which involve certain risks that can adversely affect energy costs, output and efficiency levels. These risks include:

  increased prices for fuel and fuel transportation as existing contracts expire or are adjusted through price re-opener provisions;
  unit or facility shutdowns due to a breakdown or failure of equipment or processes;
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

 The above risks could result in unscheduled plant outages, unanticipated operation and/or maintenance expenses, increased capital expenditures, and/or increased fuel and purchased power costs, any of which could have a material adverse effect on our operations. If unexpected plant outages occur frequently and/or for extended periods of time, this could result in adverse regulatory action.

Additionally, as a result of the above risks and other potential hazards associated with the power generation industries, we may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage. Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks, such as earthquakes, floods, lightning, tornadoes, ice storms and wind, hazards, such as fire, explosion, collapse and machinery failure are inherent risks in our operations which may occur as a result of inadequate internal processes, technological flaws, human error or certain external events. The control and management of these risks depend upon adequate development and training of personnel and on the existence of operational procedures, preventative maintenance plans and specific programs supported by quality control systems which reduce, but do not eliminate the possibility of the occurrence and impact of these risks.

The hazardous activities described above can also cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in us being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties. We maintain an amount of insurance protection that we believe is adequate, but there can be no assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A successful claim for which we are not fully insured could hurt our financial results and materially harm our financial condition. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide assurance that insurance coverage will continue to be available on terms similar to those presently available to us or at all. Any such losses not covered by insurance could have a material adverse effect on our financial condition, results of operations or cash flows.

We may not always be able to recover our costs to provide electricity to our retail customers.

We are currently obligated to supply electric energy to retail customers in our service territory. From time to time and because of unforeseen circumstances, the demand for electric energy required to meet these obligations could exceed our available electric generating capability. When our retail customer demand exceeds our generating capacity for units operating under Midwest ISO economic dispatch, recovery of our cost to purchase electric energy in the Midwest ISO market to meet that demand is subject to a stipulation and settlement agreement. The agreement includes a benchmark which compares hourly purchased power costs to daily natural gas prices. Purchased power costs above the benchmark must meet certain criteria in order for us to fully recover them from our retail customers, such as consideration of the capacity of units available but not selected by the Midwest ISO economic dispatch. As a result, we may not always have the ability to pass all of the purchased power costs on to our customers, and even if we are able to do so, there may be a significant delay between the time the costs are incurred and the time the costs are recovered. Since these situations most often occur during periods of peak demand, the market price for electric energy at the time we purchase it could be very high under these circumstances, and we may not be allowed to recover all of such costs through our FAC. Even if a supply shortage was brief, we could suffer substantial losses that could adversely affect our results of operations, financial condition, and cash flows. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income” for additional details regarding the benchmark and the process to recover fuel costs.

Our transmission and distribution system is subject to reliability and capacity risks.

The on-going reliable performance of our transmission and distribution system is subject to risks due to, among other things, weather damage, intentional or unintentional damage, plant outages, labor disputes, operator error, or inoperability of key infrastructure internal or external to us. The failure of our transmission and distribution system to fully deliver the energy demanded by customers could have a material adverse effect on our results of operations, financial condition, and cash flows, and if such failures occur frequently and/or for extended periods of time, could result in adverse regulatory action. In addition, the advent and quick adaptation of new products and services that require increased levels of electrical energy cannot be predicted and could result in insufficient transmission and distribution system capacity. As with all utilities, potential concern over transmission capacity could result in the Midwest ISO, or the FERC requiring us to upgrade or expand our transmission system through additional capital expenditures.

Substantially all of our electricity is generated by coal and approximately 45% of our supply of coal comes from one supplier.

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

Our tariff rates for electric service to retail customers consist of basic rates and charges and various adjustment mechanisms which are set and approved by the IURC after public hearings. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all Indiana utilities at least once every four years, but the IURC has the authority to review the rates of any Indiana utility at any time. Proceedings to review our basic rates and charges, which were last adjusted in 1996, involve IPL, the Indiana Office of Utility Consumer Counselor and other interested consumer groups and customers. In addition, we must seek approval from the IURC through such public proceedings of our tracking mechanism factors to reflect changes in our fuel costs to generate electricity or purchased power costs and for the timely recovery of costs incurred during construction and operation of Clean Coal Technology (“CCT”) facilities constructed to comply with environmental laws and regulations and for certain other costs. There can be no assurance that we will be granted approval of tracking mechanism factors that we request from the IURC. The failure of the IURC to approve any requested relief, or any other adverse rate determination by the IURC could have a material adverse effect on our results of operations, financial condition, and cash flows.

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

Over the past few years, IPL has received correspondence from the IURC on a few occasions expressing concern for IPL’s level of earnings and inquiring about IPL’s depreciation rates. In response, IPL provided additional information to the IURC relevant to IPL’s earnings as well as the results of a depreciation analysis that IPL conducted. In the fourth quarter of 2010, IPL received a letter from the IURC stating that they did not have any additional questions.

Additionally, in February 2009, an IPL customer sent a letter to The Indiana Office of Utility Consumer Counselor claiming IPL’s tree trimming practices were unreasonable and expressed concerns with language contained in IPL’s tariff that specifically addressed IPL’s tree trimming and tree removal rights. The Indiana Office of Utility Consumer Counselor forwarded the complaint to the IURC and in March 2009 the IURC initiated a docketed proceeding to investigate the matter. The same customer also separately filed an inverse condemnation lawsuit, purportedly as a class action, claiming that IPL’s trimming and/or removal of trees without compensation to landowners constituted unconstitutional taking of private property.

In April 2009, the IURC initiated a generic state-wide investigation into electric utility tree trimming practices and tariffs. In December 2009, the IURC issued a docket entry, pending a final order in the generic investigation, that suspended certain language in IPL’s tariff regarding its right to trim or remove trees. In January 2010, the IURC held a hearing in the generic proceeding. On November 30, 2010, the IURC entered an order in the investigation. The order permanently redacted the language in IPL’s tariff that was previously suspended. The order imposed requirements on the conduct of vegetation management, including requirements on providing advance customer notice and obtaining customer consent or additional easements if existing easements and rights of way are insufficient to permit pruning in accordance with the required industry standards or in the event that a tree would need to have more than 25% of its canopy removed. The order also directed that a rulemaking would be initiated to further address vegetation management practices.

In December 2010, notices of appeal and petitions for reconsideration, clarification and/or rehearing were filed by multiple parties, including IPL. In February 2011, the Indiana Court of Appeals remanded the matter to the IURC and dismissed IPL's apeal without prejudice to allow the IURC to enter a final order. After that, IPL may appeal the final order. There has been very little activity in the civil suit during the IURC proceeding. It is not possible to predict the outcome of the IURC investigation, the related request for reconsideration or the civil suit but, conceivably, these proceedings could significantly increase our vegetation management costs and the costs of defending our vegetation management program in litigation which could have a material impact on our consolidated financial statements.

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

All of IPL’s common stock is owned by IPALCO, all of whose common stock is owned by AES. The interests of AES may differ from the interests of IPALCO, IPL or any of their creditors or other stakeholders. Further, due to our relationship with AES, any adverse developments and announcements concerning them may affect our ability to access the capital markets and to otherwise conduct business. In particular, downgrades in AES’s credit ratings could likely result in IPL or IPALCO’s credit ratings being downgraded. IPL’s common stock is pledged to secure certain indebtedness of IPALCO, and IPALCO’s common stock is pledged to secure certain indebtedness of AES.

IPALCO is a holding company and is dependent on IPL for dividends to meet its debt service obligations.

IPALCO is a holding company with no material assets other than the common stock of its subsidiaries, and accordingly all cash is generated by the operating activities of our subsidiaries, principally IPL. None of IPALCO’s subsidiaries, including IPL, is obligated to make any payments with respect to its $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 (“2011 IPALCO Notes”) and $400 million of 7.25% Senior Secured Notes due April 1, 2016 (“2016 IPALCO Notes”); however, the common stock of IPL is pledged to secure payment of these notes. Accordingly, IPALCO’s ability to make payments on the 2011 IPALCO Notes and the 2016 IPALCO Notes is dependent not only on the ability of IPL to generate cash in the future, but also on the ability of IPL to distribute cash to IPALCO. IPL’s mortgage and deed of trust, its amended articles of incorporation and its Credit Agreement contain restrictions on IPL’s ability to issue certain securities or pay cash dividends to IPALCO. For example, there are restrictions on the maintenance of a leverage ratio and interest coverage ratio which could limit the ability of IPL or IPALCO to pay dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of these restrictions. See Note 10, “Indebtedness” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for information regarding indebtedness.

We rely on access to the capital markets. General economic conditions and disruptions in the financial markets could adversely affect our ability to raise capital on favorable terms or at all, and cause increases in our interest expense.

From time to time we rely on access to capital markets as a source of liquidity for capital requirements not satisfied by operating cash flows. In recent years the financial markets have experienced unprecedented volatility, which has reduced the availability of capital and credit. In 2010, the financial markets stabilized, but it is not possible to predict if and when and to what extent conditions will continue to improve, or if they could worsen. It is possible that our ability to raise capital on favorable terms or at all could be adversely affected, and we may be unable to access adequate funding to refinance our debt as it becomes due or finance capital expenditures. In particular the 2011 IPALCO Notes mature November 14, 2011 in the principal amount of $375 million. Our ability to refinance this debt and other obligations will depend on several factors, including our operating cash flows, the overall demand in the credit markets, our credit ratings, credit capacity, the cost of financing, and other general economic and business conditions. It may also depend on the performance of counterparties and financial institutions with which we do business.

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

As of December 31, 2010, we had on a consolidated basis $1.8 billion of indebtedness and total common shareholder’s deficit of $4.7 million. IPL had $837.7 million of First Mortgage Bonds outstanding as of December 31, 2010, which are secured by the pledge of substantially all of the assets of IPL under the terms of IPL’s mortgage and deed of trust. IPL also had $100 million of unsecured indebtedness. This level of indebtedness and related security could have important consequences, including the following:

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

Our business, results of operations, financial condition, and cash flows have been and will continue to be affected by general economic conditions. As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, and other challenges currently affecting the general economy, some of our customers have experienced and may continue to experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing customers may reduce their electricity consumption and may not be able to fulfill their payment obligations to us in the normal, timely fashion. In addition, some existing commercial and industrial customers may discontinue their operations. Projects which may result in potential new customers will likely be delayed until economic conditions improve.

At times, we may utilize forward contracts to manage the risk associated with power purchases and wholesale power sales, and could be exposed to counterparty credit risk in these contracts. Further, some of our suppliers, customers and other counterparties, and others with whom we transact business may be experiencing financial difficulties, which may impact their ability to fulfill their obligations to us. For example, our counterparties on the interest rate swap, forward purchase contracts, and financial institutions involved in our credit facility may become unable to fulfill their contractual obligations. We may not be able to enter into replacement agreements on terms as favorable as our existing agreements. If the general economic slowdown continues for significant periods or deteriorates significantly, our results of operations, financial condition, and cash flows could be materially adversely affected. In particular, the projected economic growth and total employment in Indianapolis are important to the realization of our forecasts for annual energy sales growth.

Wholesale power marketing activities may add volatility to earnings.

We engage in wholesale power marketing activities that primarily involve the offering of utility-owned or contracted generation into the MISO hourly and real time markets. As part of these strategies, we may also execute energy contracts that are integrated with portfolio requirements around power supply and delivery. The earnings from wholesale marketing activities may vary based on fluctuating prices for electricity and the amount of electric generating capacity or purchased power available, beyond that needed to meet firm service requirements. In order to reduce the risk of volatility in earnings from wholesale marketing activities, we may at times enter into forward contracts to hedge such risk. If we do not accurately forecast future commodities prices or if our hedging procedures do not operate as planned we may experience losses. We used such hedges on a fairly limited basis in 2010 with no material impact to earnings and as of December 31, 2010 and December 31, 2009, no such hedges were in place.

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

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. A violation of these laws, regulations or permits can result in substantial fines, other sanctions, and permit revocation and/or facility shutdowns. The amount of capital expenditures required to comply with environmental laws or regulations could be impacted by the outcome of the EPA’s NOV described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” in which the EPA alleges that several physical changes to IPL’s generating stations were made in noncompliance with existing environmental laws. This NOV from the EPA may also result in a fine which could be material.

From time to time the company is subject to enforcement actions for claims of noncompliance with environmental laws and regulations. IPL cannot assure that it will be successful in defending against any claim of noncompliance. Under certain environmental laws, we could be held responsible for costs relating to contamination at our past or present facilities and at third party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage. We cannot assure that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations, financial condition, and cash flows. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” for a more comprehensive discussion of environmental matters impacting IPL and IPALCO.

Regulators, politicians, non-governmental organizations and other private parties have expressed concern about greenhouse gas, or GHG, emissions and are taking actions which, in addition to the potential physical risks associated with climate change, could have a material adverse impact on our consolidated results of operations, financial condition and cash flows.

One by-product of burning coal and other fossil fuels is the emission of GHGs, including carbon dioxide (“CO2”). At the federal, state and regional levels, policies are under development to regulate GHG emissions, thereby effectively putting a cost on such emissions to create financial incentives to reduce them. In 2010, IPL emitted 17.4 million tons of carbon dioxide from our power plants. IPL uses CO2 emission estimation methodologies supported by “The Greenhouse Gas Protocol” reporting standard on GHG emissions. Our CO2 emissions are calculated from actual fuel heat inputs and fuel type CO2 emission factors.

Any federal, state or regional legislation or regulation of GHG emissions that may be promulgated could have a material adverse impact on our financial performance. The actual impact on our financial performance will depend on a number of factors, including among others, the degree and timing of GHG emissions reductions required under any such legislation or regulations, the price and availability of offsets, the extent to which market based compliance options are available, the extent to which we would be entitled to receive GHG emissions allowances without having to purchase them in an auction or on the open market and the impact of such legislation or regulation on our ability to recover costs incurred through rate increases or otherwise. As a result of these factors, our cost of compliance could be substantial and could have a material impact on our results of operations.

Legislators, including the U.S. Congress, have at times considered the passage of laws to limit the emission of GHGs.  In 2009 the U.S. House of Representatives passed, and the U.S. Senate considered but did not pass, legislation that proposed, among other things, a nationwide cap on carbon dioxide and other GHG emissions and a requirement that major sources of air emissions, including coal-fueled power plants, obtain “emission allowances” to meet that cap.  It is possible that federal legislation related to GHG emissions will be considered by Congress in the future.  The EPA has also proposed using the CAA to limit carbon dioxide and other GHG emissions, and other measures are being imposed or offered by individual states, municipalities and regional agreements, such as the Midwestern Greenhouse Gas Reduction Accord (described below), with the ultimate goal of reducing GHG emissions.

Under EPA regulations finalized in May 2010 (referred to as the "Tailoring Rule"), the EPA began regulating GHG emissions from certain stationary sources in January 2011.  The regulations are being implemented pursuant to two CAA programs: the Title V Operating Permit program and the program requiring a permit if undergoing construction or major modifications (referred to as the "Prevention of Significant Deterioration", or "PSD" program).  Obligations relating to Title V permits will include recordkeeping and monitoring requirements.  With respect to PSD permits, projects that cause a significant increase in GHG emissions (currently defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors), will be required to implement "best available control technology", or "BACT".  The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. The ultimate impact of these new regulations on our operations cannot be determined at this time, but the cost of compliance with new regulations could be material.

In the absence of federal legislation or regulation, certain states, regions and local authorities have developed GHG initiatives.  In November 2007, the governors of Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Ohio, South Dakota and Wisconsin and the Premier of Manitoba signed the Midwestern Greenhouse Gas Reduction Accord to develop and implement steps to reduce GHG emissions. In May 2010, the Midwestern Greenhouse Gas Reduction Accord Advisory Group finalized their recommendations for emissions reductions targets and targeted sectors for GHG reductions in their jurisdiction.  These include a recommended reduction in GHG emissions of 20% below 2005 emissions levels by 2020.  These recommendations are from the advisory committee only and have not been endorsed by the respective states or provinces.  If Indiana were to implement the recommended, or other, targets however, the impact on our business, financial condition and results of operations could be material.

In addition to government regulators, other groups such as politicians, environmentalists and other private parties have expressed increasing concern about GHG emissions. For example, certain financial institutions have expressed concern about providing financing for facilities which would emit GHGs, which can affect our ability to obtain capital, or if we can obtain capital, to receive it on commercially viable terms. In addition, rating agencies may decide to downgrade our credit ratings based on our emissions or increased compliance costs which could make financing unattractive. In addition, environmental groups and other private plaintiffs may decide to bring private lawsuits against us because of our GHG emissions, unless the Supreme Court forecloses the ability to bring such suits (see American Electric Power v. Connecticut, No. 10-174 certiorari granted December 6, 2010), or the U.S. Congress acts to preempt such suits as part of comprehensive federal legislation. Consequently, it is impossible to determine whether such lawsuits are likely to have a material adverse effect on our consolidated results of operations and financial condition.

Furthermore, according to the Intergovernmental Panel on Climate Change, physical risks from climate change could include, but are not limited to, increased runoff and earlier spring peak discharge in many glacier and snow fed rivers, warming of lakes and rivers, an increase in sea level, changes and variability in precipitation and in the intensity and frequency of extreme weather events. Physical impacts may have the potential to significantly affect our business and operations, and any such potential impact may render it more difficult to obtain financing. For example, extreme weather events could result in increased downtime and operation and maintenance costs at our electric power generation facilities and our support facilities. Variations in weather conditions, primarily temperature and humidity, also would be expected to affect the energy needs of customers. A decrease in energy consumption could decrease our revenues. In addition, while revenues would be expected to increase if the energy consumption of customers increased, such increase could prompt the need for additional investment in generation capacity. Changes in the temperature of lakes and rivers and changes in precipitation that result in drought could adversely affect the operations of our fossil-fuel fired electric power generation facilities. If any of the foregoing risks materialize, costs may increase or revenues may decrease and there could be a material adverse effect on our consolidated results of operations, financial condition and cash flows.

In addition to the rules already in effect, regulatory initiatives regarding GHG emissions may be implemented in the future, although at this time we cannot predict if, how, or to what extent such initiatives would affect us. Generally, we believe costs to comply with any regulations implemented to reduce GHG emissions, including those already promulgated, would be deemed as part of the costs of providing electricity to our customers and as such, we would seek recovery for such costs in our rates. However, no assurance can be given as to whether the IURC will approve such requests. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” for a more comprehensive discussion of environmental matters impacting IPL and IPALCO.

Commodity price changes may affect the operating costs and competitive position of our business.

Our business is sensitive to changes in the price of coal, the primary fuel we use to produce electricity, and to a lesser extent, to the changes in the prices of natural gas, purchased power and emissions allowances. In addition, changes in the prices of steel, copper and other raw materials can have a significant impact on our costs. Any changes in coal prices could affect the prices we charge, our operating costs and our competitive position with respect to our products and services. While we have approximately 85% of our current coal requirements for the three-year period ending December 31, 2013 under long-term contracts, the balance is yet to be purchased and will be purchased under a combination of long-term contracts, short-term contracts and on the spot market. Prices can be volatile in both short-term market and on the spot market. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. We are also dependent on purchased power, in part, to meet our seasonal planning reserve margins. Our exposure to fluctuations in the price of coal is limited because pursuant to Indiana law, we may apply to the IURC for a change in our FAC every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. In addition, we may recover the energy portion of our purchased power costs in these quarterly FAC proceedings. We must present evidence in each proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

We are subject to employee workforce factors that could affect our business, results of operations, financial condition, and cash flows.

We are subject to employee workforce factors, including, among other things, loss or retirement of key personnel (over 50% of our employees are over the age of 50), availability of qualified personnel, and collective bargaining agreements with employees who are members of a union. Approximately 63% of our employees are represented by the International Brotherhood of Electrical Workers. We may not be able to successfully train new personnel as current workers with significant knowledge and expertise retire. We also may be unable to staff our business with qualified personnel in the event of significant absenteeism related to a pandemic illness. Work stoppages or other workforce issues could affect our business, results of operations, financial condition, and cash flows.

Economic conditions relating to the asset performance and interest rates of the Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”) could materially impact our results of operations, financial condition, and cash flows.

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

We may be subject to material litigation, regulatory proceedings, administrative proceedings, settlements, investigations and claims from time to time. There can be no assurance that the outcome of these matters will not have a material adverse effect on our business, results of operations, financial condition, and cash flows. Please see Note 4, “Regulatory Matters” and Note 13, “Commitments and Contingencies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for a summary of significant regulatory matters and legal proceedings involving us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. DEFINED TERMS

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-K:

1995B Bonds	$40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project
2008 IPALCO Notes	$375 million of 8.375% (original coupon 7.375%) Senior Secured Notes due November 14, 2008
2011 IPALCO Notes	$375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011
2016 IPALCO Notes	$400 million of 7.25% Senior Secured Notes due April 1, 2016
AES	The AES Corporation
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASM	Ancillary Services Market
CAA	Federal Clean Air Act
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCB	Coal Combustion Byproducts
CCT	Clean Coal Technology
CO2	Carbon Dioxide
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
EPAct	Energy Policy Act of 2005
Exchange Act	Securities Exchange Act of 1934, as amended
FAC	Fuel Adjustment Charges
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gas
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MW	Megawatt
Mid-America	Mid-America Capital Resources, Inc.
Midwest ISO	Midwest Independent Transmission System Operator, Inc.
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxides
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
RFC	ReliabilityFirst Corporation
RSG	Revenue Sufficiency Guarantee
RSP	AES Retirement Savings Plan
SO2	Sulfur Dioxides
S&P	Standard & Poors
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company

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

Net electrical generation during 2010, at the Petersburg, Harding Street, Eagle Valley and Georgetown plants, accounted for approximately 72.2%, 20.4%, 7.2% and 0.2%, respectively, of our total net generation.

Our electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, Vectren Corporation, Hoosier Energy Rural Electric Cooperative, Inc., and the electric system jointly owned by Duke Energy Indiana, Indiana Municipal Power Agency and Wabash Valley Power Association, Inc. Our transmission system includes 457 circuit miles of 345,000 volt lines and 377 circuit miles of 138,000 volt lines. The distribution system consists of 4,587 circuit miles underground primary and secondary cables and 6,168 circuit miles of overhead primary and secondary wire. Underground street lighting facilities include 749 circuit miles of underground cable. Also included in the system are 75 bulk power substations and 89 distribution substations.

We hold an option, through 2012, to purchase suitable acreage of land in Switzerland County, Indiana to use as a potential power plant site. In addition, IPL owns the mineral rights underlying approximately 5,875 acres in Pike and Gibson Counties, Indiana.

All of our critical facilities are well maintained, in good condition and meet our present needs. Currently, our plants generally have enough capacity to meet the needs of our retail customers when all of our units are available. During periods when our generating capacity is not sufficient to meet our retail demand, we purchase power in the Midwest ISO wholesale market.

MORTGAGE FINANCING ON PROPERTIES

The mortgage and deed of trust of IPL, together with the supplemental indentures to the mortgage, secure first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a direct first mortgage lien in the amount of $837.7 million at December 31, 2010. In addition, IPALCO has outstanding $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 and $400 million of 7.25% Senior Secured Notes due April 1, 2016 which are secured by its pledge of all of the outstanding common stock of IPL.

ITEM 3. LEGAL PROCEEDINGS

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters,” and Note 4, “Regulatory Matters” and Note 13, “Commitments and Contingencies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for a summary of significant legal proceedings involving us. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business.

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

All of the outstanding common stock of IPALCO is owned by AES, and as a result is not listed for trading on any stock exchange.

Dividends

During 2010, 2009 and 2008, we paid dividends to AES totaling $73.2 million, $70.9 million and $71.6 million, respectively. Future distributions will be determined at the discretion of the Board of Directors of IPALCO and will depend primarily on dividends received from Indianapolis Power & Light Company and such other factors as the Board of Directors of IPALCO deems relevant. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Form 10-K for a discussion of limitations on dividends from IPL. In order for us to make any dividend payments to AES, we must, at the time and as a result of such dividends, either maintain certain credit ratings on the 2011 IPALCO Notes or be in compliance with leverage and interest coverage ratios contained in the Indenture for such notes and in IPALCO’s Articles of Incorporation. We do not believe this requirement will be a limiting factor in paying dividends in the ordinary course of prudent business operations.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In Thousands)
Operating Data:
Total utility operating revenues	$1,114,903	$1,068,081	$1,079,113	$1,052,627	$1,032,051
Utility operating income	172,438	169,957	181,893	210,418	179,503
Allowance for funds used during construction	6,427	3,632	2,292	7,445	5,350
Net income	79,947	73,768	74,665	125,329	95,629

Balance Sheet Data (end of period):
Utility plant - net	2,361,509	2,321,676	2,341,072	2,347,406	2,248,045
Total assets	3,137,980	3,035,345	3,102,411	2,841,941	2,807,965
Common shareholder’s deficit	(4,730)	(9,058)	(9,909)	(11,238)	(50,682)
Cumulative preferred stock of subsidiary	59,784	59,784	59,784	59,784	59,135
Long-term debt (less current maturities)	1,332,353	1,706,695	1,666,085	1,271,558	1,481,516
Long-term capital lease obligations	38	28	301	729	1,546

Other Data:
Utility capital expenditures	176,440	115,363	106,906	201,060	195,009

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

Extreme high and low temperatures in our service area have a significant impact on revenues as many of our retail customers use electricity to power air conditioners, electric furnaces and heat pumps. The effect is generally more significant with high temperatures than with low temperatures as many of our customers use gas heat. To illustrate, during the third fiscal quarter of 2010, when our service territory experienced an 83.7% increase in cooling degree days as compared to the same period in 2009, we realized a $19.8 million increase in net retail revenues (excluding revenues from tracker mechanisms such as fuel and environmental costs - see “Liquidity and Capital Resources - Regulatory Matters”) primarily due to weather. In addition, because extreme temperatures have the effect of increasing demand for electricity, the wholesale price for electricity generally increases during periods of extreme hot or cold weather and, therefore, if we have available capacity not needed to serve our retail load, we may be able to generate additional income by selling power on the wholesale market (see below).

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, which can cause power outages, which reduce revenues and increase repair costs. To illustrate, storm related operating expenses (primarily repairs and maintenance) were $0.8 million, $1.8 million and $5.3 million in 2010, 2009 and 2008, respectively. During 2008, we experienced unusually high severe storm activity, while 2009 and 2010 had more normal storm activity.

Our ability to sell power in the wholesale market at a profit.

At times, we will purchase power on the wholesale markets, and at other times we will have electric generation available for sale on the wholesale market in competition with other utilities and power generators. During the past five years, wholesale revenues represented 5.5% of our total electric revenues on average. Our ability to be dispatched in the Midwest ISO market to sell power is primarily impacted by the locational market price of electricity and our variable generation costs. The amount of electricity we have available for wholesale sales is impacted by our retail load requirements, our generation capacity and our unit availability. From time to time, we must shut generating units down to perform maintenance or repairs. Generally, maintenance is scheduled during the spring and fall months when demand for power is lowest. Occasionally, it is necessary to shut units down for maintenance or repair during periods of high power demand. For example, during June of 2008, we had outages at a large coal fired unit related to performance issues related to CCT placed in service in 2007. See also, “Liquidity and Capital Resources - Regulatory Matters” for information about our participation in the Midwest ISO that impacts both revenues and costs associated with our energy service to our utility customers. The price of wholesale power in the Midwest ISO market can be volatile and therefore our revenues from wholesale sales can fluctuate significantly from year to year. The weighted average price of wholesale MWhs we sold was $31.62, $26.62, and $48.31 in 2010, 2009 and 2008, respectively.

Local economy.

The local economy is currently suffering from the economic slowdown as evidenced by an elevated unemployment rate in Indianapolis, Indiana which approximates the national average. During 2010, 40% of our revenues came from large commercial and industrial customers. During the past 10 years, our total retail kWh sales have grown at a compound annual rate of 0.4%. For the 10 years ending 2008 the compound annual rate was 1.2%. This decline illustrates the impact of the economic recession. Please see also, “Impact of Weak Economic Conditions,” below for further discussion of current economic conditions.

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

For the past two years, our safety performance as measured by our OSHA recordable incident rate has improved and is near our goal of top quartile in our industry. However, both lost work day and severity rates worsened in 2010 and are worse than our goal of being within the top quartile in our industry. We are committed to improving our safety performance and have implemented various programs in recent years to increase awareness and improve safety policies and practices. Our customer satisfaction rating, as measured through the annual JD Power residential electric survey, improved to put us in the top 15% amongst our midwestern peer utilities, which we believe reflects our relatively low rates, strong reliability and a focus on excellence in customer service.

Our performance in reliability (delivery and production) was slightly worse than our target. We experienced a significant improvement in the unplanned outage rate associated with our generation plants, which was partially offset by an increase in planned outages. The planned outage increase was primarily due to an outage on a 427 MW unit at Harding Street Station that lasted 83 days during 2010. This outage was part of our plan to improve production reliability performance by performing major generating unit overhauls on four of our five largest units over the next few years. As a result, our planned outage rate will continue to be higher than normal in 2011 and 2012, but this should reduce unplanned outages in future years.

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

IMPACTS OF WEAK ECONOMIC CONDITIONS

The United States and global economies have experienced significant turmoil, including an economic recession, a tightening of the credit markets, and significant volatility in the equity markets since 2008. While there have been signs of a partial recovery in late 2010 and continuing into 2011, including the high demand for debt from issuers with comparable credit characteristics to IPALCO, the timing and extent of a full recovery is unknown, and uncertainty still exists in the Unites States and global economies and the credit and equity markets. While currently not material to our liquidity or ability to service our debts, we nonetheless have been affected by the weak economic conditions on several fronts. The following discussion illustrates some of those impacts and the signs of recovery in 2010.

There has been a significant decrease in average wholesale electric prices in our region since the recession began, due primarily to the decline in demand for power and the decline in market prices of fuel (primarily natural gas and coal). Over the past five years, wholesale revenues represented 5.5% of our total electric revenue on average. Because most of our nonfuel costs are fixed in the short term, a decline in wholesale prices can have a significant impact on earnings. The weighted average price of wholesale MWhs we sold was $31.62, $26.62, and $48.31 in 2010, 2009 and 2008, respectively, which illustrates the sharp decline in 2009 followed by a partial recovery in 2010. While some of the price recovery in 2010 was likely driven by economic recovery, we believe much of it was a result of higher demand in our region due to weather.

The economic recession and, to a lesser extent, the mild temperatures of 2009 led to a 6.1% decrease in retail energy sales volume during 2009 as compared to 2008, which resulted in a $49.4 million unfavorable retail volume variance in revenues in the comparable periods. While retail sales improved substantially in 2010, we believe most of that increase is attributable to favorable weather. IPL is generally able to sell excess energy in the wholesale markets; but wholesale prices are typically lower than retail prices and therefore decreases in retail demand are only partially mitigated by increased wholesale sales volume. We believe demand for energy will continue to increase over time, but we do not expect it to return to 2008 levels quickly.

During the years 2010, 2009 and 2008, our Pension Plans realized net actuarial gains (losses) of ($22 million), $35 million and ($186 million), respectively. The 2010 net actuarial loss of $22.0 million is comprised of two parts (net): (1) $17.2 million of pension asset actuarial gain is primarily due to the higher than expected return on assets, and (2) $39.2 million of pension liability actuarial loss is primarily due to a decrease in the discount rate that is used to value pension liabilities. Due to pension accounting rules, the 2010 loss has not impacted our results yet, but will be amortized over the next eleven years, which is the estimated average remaining working lifetime of plan participants. Primarily as a result of steep pension losses in 2008, pension expense in 2009 and 2010 was significantly higher than the 2008 level. Net periodic benefit cost (net of amount capitalized) was $22.1 million, $31.8 million and $8.1 million in 2010, 2009 and 2008, respectively and is expected to remain relatively unchanged in 2011.

The Pension Plans cumulative unrecognized net loss of $207.9 million as of December 31, 2010 has arisen over time primarily due to the long-term declining trend in corporate bond rates, the lower than expected return on assets during the year 2008, and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of participants, since Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 715 was adopted. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years.

The projected benefit obligation of $607.4 million, less the fair value of assets of $412.6 million results in a funded status of ($194.8 million) at December 31, 2010, which was primarily due to the poor performance of the pension assets in 2008. The funding shortfall, which is estimated to be approximately $152 million as of January 1, 2011, must be funded over seven years. In addition, normal service cost must be funded each year. The normal service cost is estimated to be about $5.1 million in 2011.

On a positive note, during 2009 the recession had the effect of halting the rapid inflation on certain raw materials, including steel, copper and other commodities that we experienced over the previous few years to the point where some costs have even declined. Inflation on raw materials remained low in 2010, but is expected to increase in 2011 as demand for these raw materials increases. These and other raw materials serve as inputs to many operating and maintenance processes fundamental to the electric utility industry. Lower prices reduce our operating and maintenance costs and improve our liquidity.

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

Comparison of year ended December 31, 2010 and year ended December 31, 2009

Utility Operating Revenues

Utility operating revenues increased in 2010 from the prior year by $76.8 million, which resulted from the following changes (dollars in thousands):

	2010	2009	Change	Percent Change

Utility Operating Revenue
Retail Revenues	$1,064,559	$1,000,148	$64,411	6.4%
Wholesale Revenues	60,964	50,155	10,809	21.6%
Miscellaneous Revenues	19,380	17,778	1,602	9.0%
Total Utility Operating Revenues	$1,144,903	$1,068,081	$76,822	7.2%

Heating Degree Days
Actual	5,267	5,195	72	1.4%
30-year Average	5,519	5,519
Cooling Degree Days
Actual	1,619	968	651	67.3%
30-year Average	1,041	1,041

The increase in retail revenues was due to a 3.7% increase in the quantity of kWh sold ($32.3 million) and a 2.6% increase in the weighted average price per kWh sold ($32.1 million). The increase in the volume of electricity sold to retail customers in the comparable periods was primarily due to the hotter temperatures in our service territory in 2010 as demonstrated by the 67.3% increase in cooling degree days. The increase in the weighted average price of kWhs sold was primarily due to a $43.0 million increase in fuel revenues, partially offset by a $11.1 million decrease in the base rate charged to our retail customers. The increase in fuel revenues is offset by increases in fuel and purchased power costs as described below. The decrease in the base rates is primarily due to our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. Also impacting the decrease in base rates is a decrease in charges to commercial and industrial customers based on their peak demand, which was primarily driven by substantial reductions in operations by two of our previous ten largest customers.

The increase in wholesale revenues of $10.8 million was due to an 18.6% increase in the weighted average price per kWh sold ($9.6 million) and a 2.5% increase in the quantity of kWh sold ($1.2 million). The quantity and price of wholesale kWh sales are impacted by the ability of our generation to be dispatched by the Midwest ISO at wholesale prices that are above our variable costs and the amount of electricity we have available to sell in the wholesale market. Our ability to be dispatched in the Midwest ISO market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability. We believe the increase in wholesale prices was primarily caused by an increase in demand for wholesale power and natural gas in the Midwest ISO Market caused by the hotter temperatures in the Midwestern United States in the third quarter of 2010 as demonstrated by the 67.3% increase in cooling degree days in our service territory during such period. The increase in wholesale volumes during the comparable periods was primarily due to improved performance of our coal fired units resulting in a lower forced outage rate and because the higher wholesale market prices resulted in our units being called upon more often.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from 2009 to 2010 (in millions):

2009 Operating Expenses	$898.1
Increase in fuel costs	80.7
Increase in maintenance expense	16.6
Increase in power purchased	8.8
Decrease in deferred fuel costs	(34.6)
Decrease in Pension Plan expenses (net of amount capitalized)	(9.7)
Increase in property tax expense	3.2
Other miscellaneous variances - individually immaterial	9.4
2010 Operating Expenses	$972.5

The $80.7 million increase in fuel costs is primarily due to a 26% increase in the price per ton of coal we consumed during the comparable periods ($62.7 million) and a $17.9 million increase in the quantity of fuel consumed due primarily to a 3.6% increase in total electricity sales volume in the comparable periods. These increases were partially offset by a $34.6 million decrease in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our fuel adjustment charges and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through the fuel adjustment charges proceedings and, therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted. Deferred fuel costs are recorded in Fuel on the accompanying Consolidated Statements of Income. (See also “Liquidity and Capital Resources - Regulatory Matters - Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income.”)

The $16.6 million increase in maintenance expense is primarily related to the timing and duration of major generating unit overhauls. We expect maintenance expenses to continue to be higher through 2012 as we continue to perform major generating unit overhauls and implement a plan to increase the level of maintenance activities on our five largest coal fired generating units to correct reliability problems encountered in the past two years as described previously in “Operational Excellence.”

The increase in power purchased was primarily due to a 15.5% increase in the market price of purchased power ($7.4 million) and a 14.4% increase in the volume of power purchased during the period ($6.0 million), partially offset by a $4.6 million decrease in capacity purchases, primarily due to lower capacity prices. The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outages and because at times it is less expensive for us to buy power in the market than to produce it ourselves. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased.

Pension expense (net periodic benefit cost - net of amount capitalized) for our defined benefit Pension Plans decreased from $31.8 million in 2009 to $22.1 million in 2010. This decrease was primarily due to a $5.1 million increase in the expected return on plan assets and a decrease of $4.4 million in recognized actuarial loss. Both of these favorable variances are primarily the result of the approximately $47 million actuarial gain in market value of our pension assets in 2009, which is being amortized into expense over 11 years in accordance with accounting principles generally accepted in the United States of America. Pension expense is included in Other operating expenses in the accompanying audited Consolidated Statements of Income. During 2010, we experienced a net actuarial loss of $22 million in the Pension Plans as a result of decreasing the discount rate used to value pension liabilities, partially offset by our Pension Plan assets performing above the expected rate of return during 2010. Our pension expense for the Pension Plans is expected to remain relatively the same in 2011 as a result of the increase in expected long-term rate of return on pension assets offsetting the amortization of the actuarial loss in 2010 and the increase in amortization of prior service cost as a result of increasing benefits for non-union employees in 2010.

The increase in property tax expense was primarily due to adjustments recorded in 2009 that reduced expense relating to 2008 taxes payable in 2009, as a result of having updated information regarding assessed values and tax rates that was not available to us in 2008.

Other Income and Deductions

Other income and deductions increased from income of $24.3 million in 2009 to income of $26.1 million in 2010 reflecting an increase of $1.8 million, or 7.4%. This increase was primarily due to a $2.0 million increase in the allowance for equity funds used during construction as a result of increased construction activity.

Interest and Other Charges

Interest and other charges decreased $2.0 million during 2010 primarily due to our refinancing of $131.9 million of auction rate securities to a fixed rate of 4.9% in June of 2009 ($0.9 million), and a $0.8 million increase in the allowance for borrowed funds used during construction as a result of increased construction activity.

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

The 1.0% decrease in utility operating revenues was primarily due to a 12.7% ($7.3 million) decrease in wholesale revenues and a 0.3% ($3.0 million) decrease in retail revenues. The decrease was partially offset by a $32.0 million decrease in 2008 revenues associated with $32 million of credits to our retail customers recorded in 2008 as a deferred fuel regulatory liability to be paid out through the fuel adjustment charge. See “Liquidity and Capital Resources - Regulatory Matters - Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income” for further information regarding the credit.

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

Excluding the effect of the $32.0 million of credits in 2008, retail revenues decreased by 3.4% ($35.0 million). This decrease was primarily due to a 6.1% decrease in the quantity of kWh sold ($49.4 million), partially offset by a 2.9% increase in the weighted average price per kWh sold ($14.4 million). The decrease in the quantity of retail kWhs sold was primarily due to the economic recession and milder weather conditions (approximately $49.4 million) in 2009 compared to 2008. There was a 10.9% decrease in cooling degree days during the comparable periods and a 4.9% decrease in heating degree days during the comparable periods. The increase in the weighted average price of kWhs sold was primarily due to a (i) a $16.8 million increase in the rate charged to our retail customers primarily due to higher prices associated with our declining block rate structure and (ii) $1.2 million increase in fuel revenues, which is offset by increased fuel and purchased power expenses attributable to serving our jurisdictional retail customers as described below in “Utility Operating Expenses.” These increases were partially offset by a $4.7 million decrease in revenues related to our CCT projects.

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

The $21.1 million increase in deferred fuel costs is the result of variances between estimated fuel and purchased power costs in our FAC and actual fuel and purchased power costs for meeting our retail load.

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

Interest and Other Charges

Interest and other charges decreased $16.9 million in 2009 as compared to 2008. The decrease is primarily due to a $13.9 million early tender premium related to the refinancing in April 2008 of the 2008 IPALCO’s Notes with the proceeds from the issuance of the 2016 IPALCO Notes. The decrease is partially offset by increased interest related to the $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project (“1995B Bonds”). See “Impacts of Weak Economic Conditions” for further discussion on the 1995B Bonds.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had unrestricted cash and cash equivalents of $31.8 million. As of December 31, 2010, we also had available borrowing capacity of $208.7 million under our $250.0 million committed revolving credit facilities after outstanding borrowings, existing letters of credit and liquidity support for the 1995B Bonds. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2012. We also have authority from the IURC to, among other things, issue up to $200 million in aggregate principal amount of long-term debt and refinance up to $277.4 million in existing indebtedness through December 31, 2013, and to have up to $250 million of long-term credit agreements and liquidity facilities outstanding at any one time. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

Historical Cash Flow Analysis

Our principal source of funds in 2010 was net cash provided by operating activities of $228.9 million. Net cash provided by operating activities is net of cash paid for interest of $113.5 million and pension funding of $28.7 million. Net cash provided by operating activities in 2010 was $12.8 million less than in 2009 primarily due to changes in our accounts receivable portfolio. The principal uses of funds in 2010 included capital expenditures of $176.4 million and dividends to AES of $73.2 million.

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

Our principal sources of funds in 2008 were net cash provided by operating activities of $183.8 million, net proceeds of approximately $394.1 million from the sale of $400 million of the 2016 IPALCO Notes and net borrowings of $51.7 million on our committed credit facility. Net cash provided by operating activities is net of cash paid for interest of $130.0 million and pension funding of $56.7 million. The principal uses of funds in 2008 included capital expenditures of $106.9 million, dividends to AES of $71.6 million, the retirement in April 2008, of the $375 million of 8.375% (original coupon 7.375%) Senior Secured Notes due November 14, 2008 (“2008 IPALCO Notes”), and net purchases of short-term investments of $39.5 million.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditures totaled $176.4 million, $115.4 million, and $106.9 million in 2010, 2009 and 2008, respectively. Construction expenditures in 2010, 2009 and 2008 were financed with internally generated cash provided by operations, borrowings on our credit facility and federal grants for IPL’s Smart Energy Projects.

Our capital expenditure program, including development and permitting costs, for the three year period 2011-2013 is currently estimated to cost approximately $489 million. It includes approximately $184 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $244 million for power plant related projects (including $64 million for construction projects designed to reduce sulfur dioxide); $31 million for IPL’s Smart Energy Projects; and $30 million for other miscellaneous equipment. The majority of the expenditures for construction projects designed to reduce sulfur dioxide and mercury emissions are recoverable through jurisdictional retail rate revenue through our ECCRA filings, subject to regulatory approval. These estimates do not include any additional amounts we may be required to spend in connection with resolution of the NOV described in “Environmental Matters” and, due to the uncertainty of future environmental regulations, they also do not include any costs related to compliance with other potential future regulations such as those described in “Environmental Matters” nor any costs for new generation that might be required if existing units are retired. Any increase in future costs attributed to these pending environmental regulations will likely not have a material impact for this three year period. Capital expenditures are generally financed with a combination of internally generated funds and short-term and long-term borrowings.

Contractual Cash Obligations

Our non-contingent contractual obligations as of December 31, 2010 are set forth below:

	Payment Due
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In Millions)
Long-term debt	$1,712.7	$375.0	$110.0	$40.0	$1,187.7
Capital lease obligations	-	-	-	-	-
Operating lease obligations	-	-	-	-	-
Interest obligations(1)	1,099.7	28.4	17.3	4.1	1049.9
Purchase obligations(2):
Coal, gas, purchased power and related transportation	1,100.4	276.6	459.0	110.9	253.9
Other	45.1	7.8	13.0	12.2	12.1
Pension Funding(3)	36.7	36.7	-	-	-
Total(4)	$3,994.6	$724.5	$599.3	$167.2	$2,503.6

(1) Represents interest payment obligations related to fixed and variable rate debt. Interest related to variable rate debt is calculated using the rate in effect at December 31, 2010.

(2) Does not include purchase orders or normal purchases for goods or services: (1) for which there is not also an enforceable contract; or (2) which does not specify all significant terms, including fixed or minimum quantities. Also, does not included contractual commitments that can be terminated by us without penalty on notice of 90 days or less.

(3) IPL is required to fund approximately $36.7 million during 2011. However, IPL may decide to contribute more than $36.7 million to meet certain funding thresholds. For years 2012 and thereafter, our contractual obligation for pension funding can fluctuate due to various factors. Please see “Pension Funding” below and Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for further discussion.

(4) Does not include an uncertain tax liability of $4.8 million (tax and related interest) as of December 31, 2010 because it is not possible to determine in which future period or periods that the non-current income tax liability for uncertain tax positions might be paid.

Common Stock Dividends

All of IPALCO’s outstanding common stock is held by AES. During 2010, 2009 and 2008, we paid $73.2 million, $70.9 million, and $71.6 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $28.7 million, $20.1 million, and $56.7 to the Pension Plans in 2010, 2009, and 2008, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to revert back to IPL during 2011.

From a funding perspective, IPL’s funding target liability shortfall is estimated to be approximately $152 million as of January 1, 2011. The shortfall must be funded over seven years. In addition, IPL must also contribute the normal service cost earned by active participants during the plan year. The service cost is expected to be about $5.1 million in 2011. Then, each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. IPL is expected to fund approximately $37 million during 2011. However, IPL may decide to contribute more than $37 million to meet certain funding thresholds. IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2010 and 2009 were $29.7 million and $28.5 million respectively. Benefit payments made by IPL for other postretirement obligations were $0.6 million and $0.4 million respectively.

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

Indebtedness

Line of Credit

In December 2010, IPL entered into a $250 million unsecured revolving credit agreement, as discussed in Note 10, “Indebtedness - Line of Credit” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data.” This credit agreement includes two facilities: (i) a $209.4 million committed line of credit for letters of credit, working capital and general corporate purposes and (ii) a $40.6 million liquidity facility, which is dedicated for the sole purpose of providing liquidity for certain variable rate unsecured debt issued on behalf of IPL. The newly executed credit agreement was entered into to replace IPL’s previously existing $150 million credit agreement.

Accounts Receivable Securitization

During 2010, we amended our receivable sale agreement to extend the maturity date to May 24, 2011, as discussed in Note 10, “Indebtedness - Accounts Receivable Securitization” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data.”

IPL First Mortgage Bonds

In June 2009, the Indiana Finance Authority issued on behalf of IPL an aggregate principal amount of $131.9 million of 4.90% Environmental Facilities Refunding Revenue Bonds (Indianapolis Power & Light Company Project) due January 2016. These bonds were issued in three series: $41.9 million Series 2009A Bonds, $30 million Series 2009B Bonds, and $60 million 2009C Bonds. IPL issued $131.9 million aggregate principal amount of first mortgage bonds to the Indiana Finance Authority to secure the loan of proceeds from these series of bonds issued by the Indiana Finance Authority. Proceeds of these bonds were used to retire $131.9 million of existing IPL first mortgage bonds issued in the form of auction rate securities.

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

The 2016 IPALCO Notes are secured by IPALCO’s pledge of all of the outstanding common stock of IPL. The lien on the pledged shares is shared equally and ratably with the 2011 IPALCO Notes. IPALCO has entered into a Pledge Agreement Supplement with The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated April 15, 2008 to the Pledge Agreement between IPALCO and The Bank of New York Mellon Trust Company, N.A. as successor Collateral Agent dated November 14, 2001.

IPALCO has classified its outstanding $375 million of 8.625% Senior Secured Notes due November 14, 2011 as short-term indebtedness and management plans to refinance the 2011 IPALCO Notes with long-term secured notes. Although there can be no assurance that we will be able to refinance these notes, we believe it is highly likely based primarily on the following: (i) the 2011 IPALCO Notes have traded above par throughout 2010, which indicates a strong market for IPALCO bonds when priced appropriately; (ii) our conversations with investment bankers currently indicate more than adequate demand for new IPALCO debt at our current credit rating, (iii) there is currently high demand for new debt of issuers comparable to IPALCO; (iv) we successfully refinanced the previous $375 million IPALCO senior secured note issuance in 2008, and (v) we have no reason to believe, at this time, that IPALCO’s performance or risk factors, which are evaluated by rating agencies and the credit markets will change dramatically in 2011. Should the capital markets not be accessible to IPALCO, management believes that other financing options are at its disposal to meet the needs of the maturity. These options could include a credit facility with a financial institution along with existing cash balances, cash generated from operating activities and borrowing capacity of $208.7 million under our existing $250.0 million committed revolving credit facilities.

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

The credit ratings of IPALCO and IPL as of February 25, 2011 are as follows:

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

Related Party Transactions

We participate in a property insurance program in which we buy insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. We are not self-insured on property insurance with the exception of a $5 million self-insured retention per occurrence. We do not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries also participate in the AES global insurance program. We pay premiums for a policy that is written and administered by a third party insurance company. The premiums paid to this third party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by the third party administrator. This trust fund pays aggregate claims up to $30 million. Claims above the $30 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies provide coverage of $1 billion per occurrence. The cost to us of coverage under this program was approximately $4.0 million, $3.9 million, and $3.6 million in 2010, 2009, and 2008, respectively, and is recorded in Other operating expenses on the accompanying Consolidated Statements of Income. As of December 31, 2010 and 2009, we had prepaid approximately $1.7 million, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

We are party to an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. We believe that, though our insurance costs will likely continue to rise, cost savings can be realized through participation in this group benefits program with AES. The cost of coverage under this program, was approximately $21.0 million, $20.5 million, and $21.0 million in 2010, 2009 and 2008, respectively and is recorded in Other operating expenses on the accompanying Consolidated Statements of Income. As of December 31, 2010 and 2009 we had prepaid approximately $2.8 million and $0.5 million, respectively, for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable balance under this agreement of $6.0 million and $1.2 million as of December 31, 2010, and 2009, respectively.

During 2010, 2009, and 2008, some of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. In 2008, the plan also included options to purchase shares of AES common stock. All three of such components vest in thirds over a three year period and the terms of the AES restricted stock units also include a five year minimum holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2010, 2009 and 2008 was $1.7 million, $1.4 million and $3.0 million, respectively and was included in Other Operating Expenses on IPALCO’s Consolidated Statements of Income. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPALCO’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation - Stock Compensation.”

See also “The AES Retirement Savings Plan” included in Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO for a description of benefits awarded to IPL employees by AES under the AES Retirement Savings Plan.

Dividend and Capital Structure Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2010, exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its credit facility, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain total debt to total capitalization not in excess of 0.65 to 1, in order to pay dividends. As of December 31, 2010 and as of the filing of this report, IPL was in compliance with all financial covenants and no event of default existed.

IPALCO is also restricted in its ability to pay dividends under the terms of its 2011 IPALCO Notes if it is not in compliance with certain financial covenants. These covenants require IPALCO to maintain a minimum ratio of earnings before taxes, interest, depreciation and amortization to interest expense of not less than 2.5 to 1.0, and a ratio of total debt to total adjusted capitalization, as defined in the terms of its 2011 IPALCO Notes documents, not in excess of 0.67 to 1, in order to pay dividends. As of December 31, 2010 and as of the filing of this report, IPALCO was in compliance with all financial covenants and no event of default existed.

IPL’s amended articles of incorporation also require that, so long as any shares of preferred stock are outstanding, the net income of IPL, as specified in the articles, be at least one and one-half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding, and any proposed, preferred stock before any additional preferred stock is issued. IPL’s mortgage and deed of trust requires that net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. As of December 31, 2010, these requirements would not materially restrict IPL’s ability to issue additional preferred stock or first mortgage bonds in the ordinary course of prudent business operations.

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

In IPL’s ten most recently approved FAC filings (FAC 81 through 90), the IURC found that IPL’s rolling annual jurisdictional retail electric net operating income was lower than the authorized annual jurisdictional net operating income. FAC 90 includes the twelve months ended October 31, 2010. In IPL’s FAC 76 through 80 filings, the IURC found that IPL’s rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. Because IPL has a cumulative net operating income deficiency, it has not been required to make customer refunds in its FAC proceedings.

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

Over the past few years, IPL has received correspondence from the IURC on a few occasions expressing concern for IPL’s level of earnings and inquiring about IPL’s depreciation rates. In response, IPL provided additional information to the IURC relevant to IPL’s earnings as well as the results of a depreciation analysis that IPL conducted. In the fourth quarter of 2010, IPL received a letter from the IURC stating that they did not have any additional questions.

Purchased power costs below an established benchmark are presumed to be recoverable fuel costs. The current benchmark is based on natural gas prices. Purchased power costs over the benchmark not recovered from our customers have not had a material impact on our results of operations, financial condition, or cash flows to date.

Tree Trimming Practices Investigation

In February 2009, an IPL customer sent a letter to The Indiana Office of Utility Consumer Counselor claiming IPL’s tree trimming practices were unreasonable and expressed concerns with language contained in IPL’s tariff that specifically addressed IPL’s tree trimming and tree removal rights. The Indiana Office of Utility Consumer Counselor forwarded the complaint to the IURC and in March 2009 the IURC initiated a docketed proceeding to investigate the matter. The same customer also separately filed an inverse condemnation lawsuit, purportedly as a class action, claiming that IPL’s trimming and/or removal of trees without compensation to landowners constituted unconstitutional taking of private property.

In April 2009, the IURC initiated a generic state-wide investigation into electric utility tree trimming practices and tariffs. In December 2009, the IURC issued a docket entry, pending a final order in the generic investigation, that suspended certain language in IPL’s tariff regarding its right to trim or remove trees. In January 2010, the IURC held a hearing in the generic proceeding. On November 30, 2010, the IURC entered an order in the investigation. The order permanently redacted the language in IPL’s tariff that was previously suspended. The order imposed requirements on the conduct of vegetation management, including requirements on providing advance customer notice and obtaining customer consent or additional easements if existing easements and rights of way are insufficient to permit pruning in accordance with the required industry standards or in the event that a tree would need to have more than 25% of its canopy removed. The order also directed that a rulemaking would be initiated to further address vegetation management practices.

In December 2010, notices of appeal and petitions for reconsideration, clarification and/or rehearing were filed by multiple parties, including IPL. In February 2011, the Indiana Court of Appeals remanded the matter to the IURC and dismissed IPL’s appeal without prejudice to allow the IURC to enter a final order. After that, IPL may appeal the final order. There has been very little activity in the civil suit during the IURC proceeding. It is not possible to predict the outcome of the IURC investigation, the related request for reconsideration or the civil suit but, conceivably, these proceedings could significantly increase our vegetation management costs and the costs of defending our vegetation management program in litigation which could have a material impact on our consolidated financial statements.

Clean Coal Technology Filings

In April 2008, in response to a petition we filed, the IURC issued an order approving recovery of capital expenditures of approximately $92.7 million over three years through our ECCRA filings. The $92.7 million approved by the IURC includes $90.0 million to install and/or upgrade CCT to further reduce Sulfur Dioxide (“SO2”) and mercury emissions at our Petersburg generating station and $2.7 million for mercury emissions monitoring equipment at our coal-fired power plants. In February 2010, the IURC issued an order approving recovery of an additional $29.9 million for the installation and/or upgrade of CCT technology at our Petersburg generating station. In December 2010, we filed a petition with the IURC requesting recovery approval for an additional $8.1 million. Our current estimate is that the installation and/or upgrade of CCT to further reduce SO2 and mercury emissions at our Petersburg generating station will cost approximately $128.0 million.

The targeted in service date of CCT to further reduce SO2 and mercury emissions at our Petersburg generating station is the fourth quarter of 2011, with the majority of the construction expenditures occurring in 2010 and 2011. Given that the EPA is now expected to propose a new rule to address hazardous air pollutant emissions from certain electric generating power plants, including mercury, as discussed in “Environmental Matters - Clean Air Mercury Rule,” we have suspended our plan to install the mercury emissions monitoring equipment until there is greater regulatory clarity around our obligations.

During the years ended December 31, 2010, 2009 and 2008, we made $53.1million, $21.5 million, and $23.3 million, respectively, in CCT expenditures. The majority of such costs are recoverable as a result of the filings described above.

Demand-Side Management and IPL’s Smart Energy Project

In 2004, the IURC initiated an investigation to examine the overall effectiveness of Demand Side Management (“DSM”) programs throughout the State of Indiana and to consider any alternatives to improve DSM performance statewide. On December 9, 2009, the IURC issued a Generic DSM Order that found that electric utilities subject to its jurisdiction must meet an overall goal of annual cost-effective DSM programs that reduce retail kWh sales (as compared to what sales would have been excluding the DSM programs) of 2% per year by 2019 (beginning in 2010 at 0.3% and growing to 2.0% in 2019, and subject to certain adjustments). The IURC also found that all jurisdictional electric utilities have to participate in five initial, statewide core DSM programs, which will be administered by a third party administrator. Consequently, our DSM spending, both capital and operating, will increase significantly going forward, which will likely reduce our retail energy sales and the associated revenues.

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

In June 2010, IPL filed a petition with the IURC seeking authority for an additional DSM program and to recover the lost revenue resulting from decreased kWh consumption and kW demand beginning June 11, 2010 as a result of the implementation of all approved DSM programs. The IURC granted IPL’s request related to the additional DSM program, but denied the request to recover lost revenue. Additionally, in October 2010, IPL filed a petition with the IURC for approval of its plan to comply with the IURC’s Generic DSM Order, which petition includes estimated DSM spending of approximately $65 million from 2011 to 2013. It is not possible to predict at this time what the IURC’s response will be to this petition.

The American Recovery and Reinvestment Act of 2009 includes various provisions that fund the development of the electric power industry at the federal and state level. These provisions include, but are not limited to, improving energy efficiency and reliability; electricity delivery (including smart grid technology); energy research and development; renewable energy; and demand response management. In August 2009, IPL submitted an application for a smart grid investment grant for $20 million as part of its $48.9 million Smart Energy Project, which will provide its customers with tools to help them more efficiently use electricity and upgrade IPL’s electric delivery system infrastructure. IPL’s application was approved and the agreement with the U.S. Department of Energy was executed in April 2010. Under the grant, the U.S. Department of Energy is providing nontaxable reimbursements to IPL for up to $20 million of capitalized costs associated with IPL’s Smart Energy Project. These reimbursements are being accounted for as a reduction of the capitalized Smart Energy Project costs. Through December 31, 2010, we have received total grant reimbursements of $5.1 million.

The impacts of the additional DSM and Smart Energy Project spending on our financial statements will be partially mitigated by the following: (i) as described above, IPL will receive recovery of its spending on its Phase I programs, plus the potential for performance based incentives; (ii) IPL is utilizing a portion of the funds from the $20 million federal grant to offset the part of the cost of implementing its Smart Energy Project; (iii) IPL’s petition to seek recovery (which we cannot assure will be successful) of any additional DSM program spending necessary to meet the IURC’s recently ordered energy savings goals described above, along with appropriate shareholder incentives; and (iv) the IURC approved IPL’s Smart Energy Project and found that it was reasonable, just and in the public interest. We believe this finding will be supportive of future cost recovery proposals before the IURC.

Wind Power Purchase Agreement

In June 2009, we entered into an agreement to purchase approximately 200 MW of wind-generated electricity per year for 20 years. In January 2010, the IURC approved IPL’s petition for recovery of costs associated with this agreement via a cost recovery mechanism similar to IPL’s fuel adjustment charge mechanism. However, the approval included certain limitations, restrictions, and/or conditions which IPL did not find acceptable and, therefore, IPL exercised its right to terminate the contract. In May 2010, Lakefield Wind Project, LLC initiated arbitration against IPL, alleging that IPL had wrongfully terminated the wind power purchase agreement, and seeking approximately $190 million in damages. IPL and Lakefield Wind Project, LLC subsequently agreed to terms which included certain considerations and allayed IPL's concerns. Pursuant to the settlement, IPL rescinded its termination and both parties agreed to keep the original PPA intact. The project was approved by the Minnesota Public Utilities Commission in September 2010 and is expected to be in commercial operation during the fourth quarter of 2011.

Reliability Standards Audit

IPL has been, and will continue to be, subject to routine audits with respect to its compliance with applicable reliability standards. In March 2010, one of the FERC-certified reliability organizations responsible for developing and maintaining reliability standards, RFC, conducted a compliance audit of IPL’s operations. On July 6, 2010, RFC issued a Compliance Audit Report to IPL in which it alleged certain Possible Violations of reliability standards. IPL is in the process of implementing mitigation plans for each of the alleged violations and is currently in settlement discussions with RFC. While we are hopeful that we can settle all of the alleged violations, it is possible that a final determination that IPL violated one or more of these standards could subject IPL to civil fines imposed by FERC. It is not possible to predict what the impact will be to IPL at this stage, but it could be material.

Midwest ISO Real Time Revenue Sufficiency Guarantee

The Midwest ISO collects Revenue Sufficiency Guarantee (“RSG”) charges from market participants that cause additional generation to be dispatched when the costs of such generation are not recovered. Over the past two years, there have been disagreements between interested parties regarding the calculation methodology for RSG charges and how such charges should be allocated to the individual Midwest ISO participants. The Midwest ISO has changed their methodology multiple times. Per past FERC orders, in December 2008, the Midwest ISO filed with the FERC its proposed revisions and clarifications to the calculation of the RSG charges and had begun to use its new methodology in January 2009, including making resettlements of previous calculations. In the second quarter of 2009, the FERC withdrew its previous orders related to RSG charges and further directed Midwest ISO to cease the ongoing market resettlements and refund process and to reconcile the amounts paid and collected in order to return each market participant to the financial state it was in before the refund process began. This has the potential implication that IPL would no longer be entitled to refunds that were due to IPL under the previous order for periods between April 1, 2005 and November 4, 2007.

In July 2009, IPL filed a Request for Clarification or alternately a Request for Rehearing on this issue alone. In addition to our requests, other interested parties have expressed interest in a different model of allocating RSG charges. Another factor that affects how RSG charges impact IPL is our ability to recover such costs from our customers through our FAC and/or in a future basic rate case proceeding. Under the methodology currently in effect, RSG charges have little effect on IPL’s financial statements as the vast majority of such charges are considered to be fuel costs and are recoverable through IPL’s FAC, while the remainder are being deferred for future recovery in accordance with generally accepted accounting principles in the United States. However, the IURC’s orders in IPL’s FAC 77, 78 and 79 proceedings approved IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of the FERC proceeding regarding RSG charges and any subsequent appeals therefrom. As a result, it is not possible to predict how these proceedings will ultimately impact IPL, but we do not believe they will have a material impact on our financial statements.

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

ENVIRONMENTAL MATTERS

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, and permit revocation and/or facility shutdowns. From time to time the company is subject to enforcement actions for claims of noncompliance with environmental laws and regulations. IPL cannot assure that it will be successful in defending against any claim of noncompliance. However, other than the NOV from the EPA (see “New Source Review” below), we do not believe any currently open environmental investigations will result in fines material to our results of operations, financial condition, or cash flows.

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

Potential Climate Change Legislation or Regulation

One by-product of burning coal and other fossil fuels is the emission of GHGs, including CO2. We face certain risks related to potential federal, state, regional and local GHG legislation or regulations, including risks related to increased capital expenditures or other compliance costs which could have a material adverse effect on our results of operations, financial condition or cash flows.

Legislators, including the U.S. Congress, have at times considered the passage of laws to limit the emission of GHGs.  In 2009 the U.S. House of Representatives passed, and the U.S. Senate considered but did not pass, legislation that proposed, among other things, a nationwide cap on carbon dioxide and other GHG emissions and a requirement that major sources, including coal-fueled power plants, obtain “emission allowances” to meet that cap.  It is possible that federal legislation related to GHG emissions will be considered by Congress in the future.

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
  The level of reductions of GHGs being sought by the regulation and/or legislation (e.g., 10%, 20%, 50%, etc.) and the year selected as a baseline for determining the amount or percentage of mandated GHG reduction (e.g., 10% reduction from 1990 emission levels, 20% reduction from 2000 emission levels, etc.);
  The legislative structure (e.g., a GHG cap-and-trade program, a carbon tax, GHG emission limits, etc.);
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
  How the price of electricity is determined, including whether the price includes any costs resulting from any new climate change legislation and the potential to transfer compliance costs pursuant to legislation, market or contract, to other parties;
  Any impact on fuel demand and volatility that may affect the market clearing price for power;
  The effects of any legislation or regulation on the operation of power generation facilities that may in turn affect reliability;
  The availability and cost of carbon control technology;
  Whether legislation regulating GHG emissions will preclude the EPA from regulating GHG emissions under the Federal Clean Air Act (“CAA”) or preempt private nuisance suits by third parties;
  Any opportunities to change the use of fuel at the generation facilities or opportunities to increase efficiency; and
  Our ability to recover any resulting costs from our consumers and the timing of such recovery.

In addition, in November 2007, six Midwestern state governors (including the governor of Indiana) and the premier of Manitoba, Canada signed the Midwestern Greenhouse Gas Reduction Accord committing the participating states and province to reduce GHG emissions through the implementation of a cap-and-trade program. Three states (including Indiana) and the province of Ontario, Canada have signed as observers. In May 2010, the advisory group finalized a set of recommendations for the establishment of targets for emissions reductions in the region and for the design of a regional cap-and-trade program. The recommendations are from the advisory group only, and have not been endorsed or approved by individual governors, including the Governor of Indiana.

At this time, we cannot estimate the costs of compliance with potential federal, state or regional GHG emissions reductions legislation or initiatives due to the fact that these proposals are in earlier stages of development and any final laws, if adopted, could vary drastically from current proposals. Any federal, state or regional legislation adopted in the U.S. that would require the reduction of GHG emissions could have a material adverse effect on our business and/or results of operations, financial condition and cash flows.

Climate Change Regulations

In January 2011, the EPA began regulating GHG emissions from certain stationary sources under the so-called “Tailoring Rule.” The regulations are being implemented pursuant to two CAA programs: the Title V Operating Permit program and the program requiring a permit if undergoing construction or major modifications (referred to as the "Prevention of Significant Deterioration", or "PSD" program).  Obligations relating to Title V permits will include recordkeeping and monitoring requirements.  With respect to PSD permits, projects that cause a significant increase in GHG emissions (currently defined to be more than 75,000 tons or more per year or 100,000 tons or more per year, depending on various factors), will be required to implement "best available control technology", or "BACT".  The EPA has issued guidance on what BACT entails for the control of GHG and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. The ultimate impact of these new regulations on our operations cannot be determined at this time, but the cost of compliance with new regulations could be material.

In November 2010, the Indiana Air Pollution Control Board adopted an Emergency Rule to implement the EPA’s Tailoring Rule in Indiana that is effective for 90 days or until a final rule adopting the Tailoring Rule becomes effective or is withdrawn by the Air Pollution Control Board, whichever comes first. In December 2010, the Indiana Air Pollution Control Board adopted a final rule implementing the EPA’s Tailoring Rule in Indiana, although the rule has not yet been published in the Indiana Register, and is not yet effective. It has recently been announced that the Air Pollution Control Board will consider extending the Emergency Rule for an additional 90 day period to ensure that some version of the GHG Tailoring Rule remains effective in Indiana until a final rule is published in the Indiana Register.

In addition to the Tailoring Rule, in December 2010, the EPA announced that it had entered into a settlement agreement with various states and environmental groups that requires the EPA to promulgate New Source Performance Standards (NSPS) for GHG emitted from electric generating units (EGUs) and certain emissions units from refineries. Under the Settlement Agreements entered between the EPA and the States of New York, California, Connecticut, Delaware, Maine, New Mexico, Oregon, Rhode Island, Vermont, and Washington, the Commonwealth of Massachusetts, the District of Columbia, and the City of New York; Natural Resources Defense Council (NRDC), Sierra Club, and Environmental Defense Fund (EDF), the EPA agreed to issue proposed NSPS regulations for new and existing EGUs by July 26, 2011 and final regulations by May 26, 2012. At this time, it is unclear what the substantive requirements of the NSPS regulations will be and what the impact of these new standards will be on our business, but it could be material.

There is substantial uncertainty with respect to the EPA’s rules regulating GHG emissions. Currently, both the EPA’s December 2009 Endangerment Finding and the Tailoring Rule are subject to ongoing litigation which may result in the modification or vacation of the EPA’s actions. Further, since the Tailoring Rule will not impact IPL until IPL constructs a new major source or makes a major modification of an existing major source, and since it is not clear when IPL’s next major modification or construction of a new major source will be, it is unclear which of the Tailoring Rule requirements will ultimately apply, if any. In addition, the newly-elected Congress may take action that impacts the EPA’s current regulations, including but not limited to enacting a law to vacate or minimize the regulatory impacts of the Tailoring Rule, or enacting a cap-and-trade law similar to that approved by the House of Representatives during the previous Congress, which would preclude the EPA from regulating GHG under existing CAA regulatory programs, such as PSD or NSPS. In light of these uncertainties, we cannot predict the impact on our consolidated results of operations, cash flows, or financial condition, but it could be material.

New Source Review

In October 2009, IPL received an NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleges violations of the CAA at IPL’s three coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and nonattainment New Source Review requirements under the CAA. Since receiving the letter, IPL management has met with the EPA staff and is currently in discussions with the EPA regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard.

Clean Air Interstate Rule/Proposed Transport Rule

In March 2005 the EPA signed the federal Clean Air Interstate Rule (“CAIR”), which imposes restrictions against polluting the air of downwind states. The federal CAIR established a two-phase regional “cap and trade” program for Sulfur Dioxide and Nitrogen Oxide emissions that requires the largest reduction in air pollution in more than a decade. Federal CAIR covers 28 states, including Indiana, and the District of Columbia.

In July 2008, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded the federal CAIR to the EPA. However, in December 2008, in response to motions from the EPA and other petitioners, the Court issued an opinion and remanded the rule to the EPA without vacating federal CAIR to allow the EPA to remedy CAIR’s flaws in accordance with the Court’s July 2008 opinion.

Phase I of federal CAIR Nitrogen Oxides (“the program for NOx emissions”) became effective on January 1, 2009 and requires reductions of NOx emissions by 1.7 million tons or 53% from 2003 levels, and requires year-round compliance with the NOx emissions reduction requirements. Phase I of the program for SO2 emissions required reductions in SO2 emissions by 4.3 million tons, or 45% lower than 2003 levels beginning with 2010. We have thus far been able to comply with federal CAIR Phase I for NOx without any material additional capital expenditures. Installation of CCT at our Harding Street Unit 7 generating station completed in 2007 and the upgrade at our Petersburg Unit 3 generating station completed in 2006, along with our ongoing construction project to upgrade existing CCT at our Petersburg Unit 4 generating station, is enabling us to meet the requirements of federal CAIR Phase I for SO2. It is unclear at this time what actions may be required to achieve compliance with federal CAIR Phase II reductions, if Phase II becomes effective.

In July 2010, the EPA proposed the Clean Air Transport Rule (“Transport Rule”), which would replace CAIR if it becomes effective. The Transport Rule would require 31 states, including Indiana, and the District of Columbia to issue regulations and develop a scheme by which power plants in their respective jurisdictions will further reduce emissions of SO2 and NOx. Reductions would be required beginning in 2012, with further reductions likely to be required beginning in 2014. The EPA expects the Transport Rule to be finalized in the spring of 2011, but it is unclear when Indiana would issue implementing regulations.  There are a number of uncertainties relating to this proposed rule, including whether it will be ultimately finalized and how Indiana will implement the requirements.  As a result, the ultimate impact of this rule on our operations cannot currently be determined, but it could be material.

Clean Air Mercury Rule and Hazardous Air Pollutants

Through the combustion of coal at our facilities, our operations emit mercury into the air. The Clean Air Mercury Rule (“CAMR”) was promulgated in March 2005 and required reductions of mercury emissions from coal-fired power plants in two phases. However, in February 2008, the U.S. Court of Appeals for the District of Columbia Circuit ruled that CAMR as promulgated violated the CAA and vacated the rule. The EPA is obligated under the CAA, and the District of Columbia Circuit court ruling, to develop a rule requiring pollution controls for hazardous air pollutants, including mercury, from coal and oil-fired power plants. The EPA has entered into a consent decree under which it is obligated to propose the rule by March 2011 under Section 112 of the CAA and to finalize the rule by November 2011. Section 112 of the CAA requires the EPA to establish maximum achievable control technology standards for each hazardous air pollutant regulated under the CAA. The MACT minimum standard is defined as the emission limitation achieved by the “best performing 12%” of sources in the source category. While it is impossible to project what emission rate levels the EPA may propose as MACT for mercury emissions at coal-fired utility boilers, the rule will likely require all coal-fired power plants to install acid gas scrubbers (wet or dry flue gas desulfurization technology) and/or some other type of mercury control technology, such as sorbent injection. Under Section 112 of the CAA, compliance with the new mercury regulations will be required no later than 3 years of the effective date of the rule; however, the compliance period may be extended by the state permitting authorities (for one additional year) or through a determination by the U.S. President (for up to two additional years). While the exact impact and cost of any such new federal rules cannot be established until they are promulgated they could have a material adverse effect on our business and/or results of operations, financial condition or cash flows.

Clean Coal Technology

Please see “Regulatory Matters - Clean Coal Technology Filings” and “Liquidity and Capital Resources - Capital Requirements - Capital Expenditures” for a detailed discussion of our environmental technologies and capital expenditures and see “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” for a detailed discussion of SO2 allowances.

National Ambient Air Quality Standards

Under the CAA, the EPA sets National Ambient Air Quality Standards (“NAAQS”) for six criteria pollutants considered harmful to public health and the environment, including particulate matter, NOx, ozone and SO2, which result from coal combustion.  Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas.  Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS.  NAAQS must be reviewed by the EPA at five-year intervals.

Ozone.  Over the past several years, the EPA has tightened the NAAQS for ground level ozone by lowering the standard for daily emissions of ozone from 0.080 parts per million to 0.075 parts per million and lowering the standard for daily emissions of fine particulate matter from 65 micrograms per cubic meter to 35 micrograms per cubic meter. This standard was challenged by several environmental groups, industry groups and various states, all appeals having been consolidated in the D.C. Circuit Court of Appeals (see Mississippi v. EPA, No. 08-1200). Based on the new ozone daily emission standard, it would be expected that several areas that are currently designated as in attainment for ozone may be redesignated as nonattainment, including areas where IPL’s Eagle Valley and Harding Street plants are located.

In September 2009, the EPA announced it would reconsider the 2008 Ozone NAAQS standard. In January 2010, the EPA proposed a rule that would significantly reduce both the primary and secondary NAAQS for ozone. The proposed rule would establish a primary standard at a level within the range of 0.060 to 0.070 parts per million (“ppm”) and a cumulative, seasonal secondary standard at a level within the range of 7 to 15 ppm-hours. In the pending appeal of the 2008 NAAQS standard, the EPA requested a stay to allow it to complete its reconsideration of the Ozone NAAQS. On December 7, 2010, the EPA requested an extension to finalize the new Ozone NAAQS from a December 31, 2010, deadline to July 29, 2011, citing a need to consult with the Clean Air Scientific Advisory Committee (“CASAC”) to address technical questions. The schedule proposed by the EPA in January 2010 would have obligated the Agency to finalize initial area designations for the proposed primary standard by August 2011.  It is unclear what impact, if any, the extension requested by the EPA will have on the designation schedule.

In addition to possible promulgation of new ozone standards, in December 2010, the EPA published a proposed rule that would rescind the Agency's earlier interpretation of reasonable further progress (“RFP”) requirements for the 1997 eight-hour ozone NAAQS. If the rule is finalized, states that relied on emissions reductions from sources outside of a nonattainment area to meet RFP requirements would have to submit new RFP demonstrations. This rulemaking could impact several states’ attainment determinations. If Indiana determines that certain areas are in “nonattainment” of the NAAQS, Indiana would be required to develop a plan to reach “attainment” status, which may include requiring our generating facilities to accept limits to reduce our emissions.

Fine Particulate Matter.  In 2005, several areas in the state of Indiana were designated as nonattainment for fine particulate matter for the 1997 daily and annual standards, which include the areas where IPL’s Eagle Valley, Petersburg, and Harding Street plants are located. The IPL plants continue to be in nonattainment areas under the annual fine particulate matter standard. With respect to the daily standard, in October 2009, the EPA announced plans to designate areas as nonattainment based on new data, and all areas where IPL plants are located, despite the more stringent standard, will be in attainment according to the EPA. Additionally, the EPA is scheduled to perform a required five year review of the particulate matter NAAQS in 2011, at which time the EPA could issue more stringent standards. The impact of any new standards cannot be accurately predicted at this time, but could be material.

In 2009, the D.C. Circuit Court of Appeals rejected the EPA’s 2006 fine particulate NAAQS, which revised the 1997 NAAQS and made it more stringent for fine particulate. The court remanded the annual fine particulate matter standard to the EPA for further justification or, if appropriate, modification because the court found that the EPA failed to explain adequately why the annual fine particulate matter standard was sufficient to protect public health. There is no deadline for the EPA to complete its review, and the 2006 NAAQS remains effective until the EPA makes appropriate changes to conform with the Court’s rulings.

Nitrogen Oxides and Sulfur Dioxide.  On April 12, 2010 a one-hour primary NAAQS became effective for NOx. Additionally, on August 23, 2010 a new one-hour SO2 primary NAAQS became effective. The final rule implementing the one-hour SO2 NAAQS also requires an increased amount of ambient SO2 monitoring sites. The EPA is considering one-hour secondary NAAQS for NOx and SO2, and plans to promulgate these secondary standards together in a separate rulemaking.

Based on these current and potential ambient standards, the state of Indiana will be required to determine whether certain areas within the state meet the NAAQS. If certain areas are determined to be in “nonattainment,” the state of Indiana would be required to modify its State Implementation Plan to detail how the state will regain its attainment status. Areas of the state have already been determined to be “nonattainment” for ozone and fine particulate matter. As part of this process, it is possible that the IDEM or the EPA may require reductions of emissions from our generating stations to reach attainment status. IDEM has drafted plans to reach attainment status for fine particulate matter in the relevant counties, and those plans are pending approval by the EPA. IDEM’s current draft plan for fine particulate matter does not require our plants to install additional controls. However, it remains possible that the IDEM or the EPA may require further efforts by our generating stations to reach attainment status for fine particulate. It is expected that the state will make its attainment demonstrations for Ozone, NO2, and SO2 within the next three years. At this time, we cannot predict what the impact will be to IPL with respect to these new ambient standards, but it could be material.

Waste Management and Coal Combustion Byproducts

In the course of operations, our facilities generate solid and liquid waste materials requiring eventual disposal or processing. Waste materials generated at our electric power and distribution facilities include Coal Combustion Byproducts (“CCB”), oil, scrap metal, rubbish, small quantities of industrial hazardous wastes such as spent solvents, tree and land clearing wastes and polychlorinated biphenyl contaminated liquids and solids. We endeavor to ensure that all our solid and liquid wastes are disposed of in accordance with applicable national, regional, state and local regulations. With the exception of CCB, wastes are not usually physically disposed of on our property, but are shipped off site for final disposal, treatment or recycling. CCB, which consists of bottom ash, fly ash and air pollution control wastes, is disposed of at some of our coal-fired power generation plant sites using engineered, permitted landfills.

In December 2008, a dike at a coal ash containment area at the Tennessee Valley Authority’s plant in Kingston, Tennessee failed and over 1 billion gallons of ash laden slurry were released into adjacent waterways and properties. Following such incident, there has been heightened focus on the regulation of CCB. On June 21, 2010, the EPA published in the Federal Register a proposed rule that establishes regulation of coal combustion residues under the Resource Conservation and Recovery Act. The proposed rule consists of two options to which coal combustion residues would be regulated. Each option would allow for the continued beneficial use of CCB. The first option would subject CCB to regulation as special waste under Subtitle C of RCRA.  The second option would regulate CCB as non-hazardous solid waste under Subtitle D of RCRA and impose national criteria applicable to CCB disposed of in landfills and surface impoundments. The public comment period for this proposed regulation was extended, and expired on November 19, 2010. The EPA will consider any public comments prior to promulgating a final rule. The exact impact and compliance cost associated with future regulation of coal combustion residues cannot be established until such regulations are finalized, but our business, financial condition or results of operations could be materially and adversely affected by such regulations.

Wastewater Effluent

Some water used in our operations is discharged as wastewater effluent.  This wastewater may contain heavy metals and other polluting substances.  The EPA plans to propose revisions to the rules governing pollutants in wastewater effluent from coal-fired power plants by July 2012 with final action on the proposed rules expected to occur by January 2014.  Although the impact of any new regulations cannot be determined at this time, more stringent regulations could have a material impact on our business, financial condition and results of operations.

Cooling Water Intake Regulations

We use water as a coolant at our generating facilities.  Under the federal Clean Water Act (“CWA”), cooling water intake structures are required to reflect the best technology available for minimizing adverse environmental impact.  By March 14, 2011, the EPA plans to propose a cooling-water intake rule that could require the use of “best available technology,” with final action on the proposed rule expected by July 2012.  Without knowing the proposed rule, the ultimate impact on our facilities of the cooling-water intake rule cannot be determined.  However the impact of this rule and associated costs could be material.

Other

On April 7, 2010, the EPA published an Advanced Notice of Proposed Rulemaking which contemplates a reassessment of the use authorizations under the Toxic Substances Control Act for Polychlorinated Biphenyls containing equipment of greater than 50 parts per million and considers a mandated phase-out of all Polychlorinated Biphenyls-containing equipment. At this time, it is too early to predict whether new regulations for hazardous air pollutants or Polychlorinated Biphenyls will be promulgated or, if promulgated, the extent of such regulations. IPL’s costs of compliance with any such regulations could be material.

Summary

Environmental laws and regulations presently require us to incur material capital expenditures and operating costs. Our capital expenditures relating to environmental matters were approximately $54 million in 2010, substantially all of which are related to CCT projects. We currently estimate total additional capital expenditures related to environmental matters of approximately $64 million for the three year period 2011-2013. This estimate could be impacted by the outcome of the EPA’s NOV and various other pending legislation and regulation described previously in this section. In addition, environmental laws are complex, change frequently and have tended to become more stringent over time. As a result, our operating expenses and continuing capital expenditures associated with environmental matters may increase. More stringent standards may also limit our operating flexibility. Because other U.S. electric power plants will have similar restrictions, we believe that compliance with more stringent environmental laws and regulations is not likely to affect our competitive position. However, depending upon the level and timing of recovery allowed by the IURC, these costs could materially and adversely affect our results of operations, financial condition, and cash flows. Please see “Regulatory Matters - Clean Coal Technology Filings” for a discussion of CCT filings.

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

Regulation

As a regulated utility, we apply the provisions of ASC 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of the IURC and the FERC. In accordance with ASC 980, we have recognized as regulatory assets, deferred costs totaling $416.7 million as of December 31, 2010 that have been included as allowable costs for ratemaking purposes, as authorized by the IURC or established regulatory practices. Specific regulatory assets are disclosed in Note 7, “Regulatory Assets and Liabilities” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K. The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific orders from the IURC, regulatory precedent and the current regulatory environment. To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period earnings. Our regulatory assets have been created pursuant to a specific order of the IURC or established regulatory practices, such as other utilities under the jurisdiction of the IURC being granted recovery of similar costs.

Revenue Recognition

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, we estimate line losses on a monthly basis. The effect on 2010 revenues and ending unbilled revenues of a one percentage point increase and decrease in the estimated line losses for the month of December 2010 is ($0.5 million) and $0.5 million, respectively. At December 31, 2010 and 2009, customer accounts receivable include unbilled energy revenues of $57.4 million and $48.7 million, respectively, on a base of annual revenue of $1.1 billion in each of 2010 and 2009.

Pension Costs

We contributed $28.7 million, $20.1 million, and $56.7 to the Pension Plans in 2010, 2009, and 2008, respectively.

Approximately 90% of IPL’s active employees are covered by the Employees’ Retirement Plan of Indianapolis Power & Light Company (“Defined Benefit Pension Plan”) as well as the Employees’ Thrift Plan of Indianapolis Power & Light Company (“Thrift Plan”). The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 10% of active employees are covered by the AES Retirement Savings Plan (“RSP”). The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while International Brotherhood of Electrical Workers physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. Beginning in 2007, International Brotherhood of Electrical Workers clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan. This lump sum is in addition to IPL’s matching of participant contributions up to 5% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee’s pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

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

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified supplemental pension plan. The total number of participants in the plan as of December 31, 2010 is 28. The plan is closed to new participants.

From a Financial Accounting Standards Board financial statement perspective, IPL’s total underfunded pension liability was approximately $194.8 million as of December 31, 2010 of which the Defined Benefit Pension Plan liability and the Supplemental Retirement Plan of Indianapolis Power & Light Company liability represented $194.2 million and $0.6 million, respectively.

Pension plan assets consist of investments in equities (domestic and international), fixed income securities, alternative investments (hedge funds), and cash. Differences between actual portfolio returns and expected returns may result in increased or decreased pension costs in future periods. Pension costs are determined as of the plan’s measurement date of December 31, 2010. Per ASC 715, IPL elected to change the Pension Plans’ measurement date from November 30 to December 31, effective December 31, 2008. Pension costs are determined for the following year based on the market value of pension plan assets, expected level of employer contributions, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets.

For 2010, pension expense was determined using an assumed long-term rate of return on plan assets of 8.0%. As of the December 31, 2010 measurement date, IPL decreased the discount rate from 5.93% to 5.38% for the Defined Benefit Pension Plan and increased the discount rate from 5.08% to 5.09% for the Supplemental Retirement Plan.  The discount rate assumption affects the pension expense determined for 2011.  Due to settlement accounting, the discount rate for the supplemental plan which was initially 5.27% for the period January 1, 2010 through May 31, 2010, was decreased to 5.08% on May 31, 2010.  In addition, IPL decreased the expected long-term rate of return on plan assets from 8.0% to 7.75% effective January 1, 2011.  The expected long-term rate of return assumption affects the pension expense determined for 2011.   The effect on 2011 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($1.4 million) and $1.3 million, respectively. The effect on 2011 total pension expense of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is ($4.2 million) and $4.2 million, respectively.

During the year 2010, our pension plans incurred a net actuarial loss of $22.0 million. The net actuarial loss is comprised of two parts (net): (1) $17.2 million of pension asset actuarial gain is primarily due to the higher than expected return on assets, and (2) $39.2 million of pension liability actuarial loss is primarily due to a decrease in the discount rate that is used to value pension liabilities.

In determining the discount rate to use for valuing liabilities we use the market yield curve on high quality fixed income investments as of December 31, 2010. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

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

Impairment of Long-lived Assets

Generally accepted accounting principles in the United States require that we measure long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our utility plant assets was $2.4 billion and $2.3 billion at December 31, 2010 and 2009, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets, such as CCT projects; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

Fair Value Measurements

ASC 820 defined and established a framework for measuring fair value and expands disclosures about fair value measurements for financial assets and liabilities that are adjusted to fair value on a recurring basis and/or financial assets and liabilities that are measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the period. IPALCO had one financial asset measured at fair value on a nonrecurring basis, which has been adjusted to fair value during the periods covered by this report due to impairment losses. In 2010 and 2009, we recorded impairments on our investment in EnerTech of $1.2 million, and $1.8 million, respectively, as the investment was deemed to be other than temporarily impaired. In making this determination, we considered, among other things, the amount and length of time of impairment of the individual investments held by EnerTech as well as the future outlook of such investments. Because the investment is not publicly traded and therefore does not have a quoted market price, the impairment loss was based on our best available estimate of the fair value of the investment, which included primarily unobservable estimates.

In accordance with ASC 820, we have categorized our financial assets and liabilities that are adjusted to fair value on a recurring basis, based on the priority of the inputs to the valuation technique, following the three-level fair value hierarchy prescribed by ASC 820. As of December 31, 2010 and 2009 (excluding pension assets) all of our financial assets or liabilities measured at fair value on a recurring basis were categorized as Level 3 because the values were based primarily on unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability. For a complete discussion of the impact of recognizing pension assets at fair value, please see Note 12, “Pension and Other Postretirement Benefits,” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

The following table presents those financial assets and liabilities:

	Fair Value Measurements using Level 3 at:
	December 31, 2010	December 31, 2009
	(In Thousands)
Financial assets:
Investments in debt securities	$41,669	$42,000
Financial transmission rights	2,158	944
Total financial assets measured at fair value	$43,827	$42,944

Financial liabilities:
Interest rate swap	$9,426	$8,179
Other derivative liability	193	198
Total financial liabilities measured at fair value	$9,619	$8,377

Changes in fair value of the above items did not have a material impact on the financial statements for the periods covered by this report. Changes in fair value for the interest rate swap or financial transmission rights are recorded with an offsetting adjustment to a regulatory asset or regulatory liability and therefore do not impact our earnings. Changes in the fair value of the investments in debt securities are adjusted through other comprehensive income. While we believe that the recorded value of our financial instruments approximates fair value, because the fair values are based primarily from unobservable inputs, it is likely that the actual amount we would receive if we were to sell the assets and/or the amount we would have to pay to transfer these liabilities is different from their book values.

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

Contingencies

We accrue for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations, and are involved in certain legal proceedings. If our actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition, and cash flows; although that has not been the case during the periods covered by this report. Please see Note 13, “Commitments and Contingencies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for a summary of significant contingencies involving us. As of December 31, 2010 and 2009, total loss contingencies accrued were $2.3 million and $2.0 million, respectively, which were included in Other Current Liabilities on the accompanying Consolidated Balance Sheets.

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

Interest Rate Risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt, interest rate derivative instruments and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, IPL’s credit agreement bears interest at variable rates based either on the Prime interest rate or on the London InterBank Offer Rate. Our fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily the London InterBank Offer Rate. At December 31, 2010, we had approximately $1,633 million principal amount fixed rate debt and $130 million principal amount variable rate debt outstanding.

The variable rate debt included (i) a $40 million IPL unsecured note, which is synthetically fixed at 5.21% through a floating-to-fixed interest rate swap, which expires concurrent with the maturity of the 1995B Bonds in January 2023, (ii) $40 million outstanding on our credit facility and (iii) $50 million under the accounts receivable securitization facility. The fair value of IPL’s swap agreement was ($9.4 million) at December 31, 2010. Based on amounts outstanding as of December 31, 2010, a 25 basis point increase in the applicable rates on our variable-rate debt would have the effect of increasing our annual interest expense and cash paid for interest (net of changes in interest income on the 1995B Bonds) by $0.1 million. Conversely, a 25 basis point decrease in the applicable rates would have the effect of decreasing our annual interest expense and cash paid for interest by $0.1 million.

Please see Note 3, “Investment in Long-Term Debt Securities” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K” for information regarding the 1995B Bonds.

The following table shows our consolidated indebtedness (in millions) by maturity as of December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
	(In Millions)
Fixed-rate debt	$375.0	$-	$110.0	$-	$-	$1,147.7	$1,632.7	$1,719.8
Variable-rate debt	50.0	-	-	-	40.0	40.0	130.0	130.0
Total Indebtedness	$425.0	$-	$110.0	$-	$40.0	$1,187.7	$1,762.7	$1,849.8

Weighted Average Interest Rates by Maturity	7.77%	N/A	6.30%	N/A	2.05%	6.33%	6.58%

For further discussion of our fair value of our indebtedness and book value of our indebtedness please see Note 6, “Fair Value Measurements” and Note 10, “Indebtedness” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Credit Market Risk

In the recent past there has been volatility and a downturn in the credit market in the United States. This situation has impacted volatility and returns in many areas of the economy. Based on our relatively small percentage of unhedged variable rate debt in our capital structure, our interest rate exposure to the credit market crisis was and continues to be limited and has not been material. See “Interest Rate Risk” above.

In addition, IPALCO also has $375 million of senior secured notes that mature on November 14, 2011. At this time we believe that existing cash balances, cash generated from operating activities, borrowing capacity on our committed credit facility, and/or additional debt financing will provide the necessary source of liquidity to satisfy this maturity. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Capital Resources - IPALCO’s Senior Secured Notes.”

Equity Market Risk

Our Pension Plans are impacted significantly by the economy as a result of the pension plan being heavily invested in common equity securities. The performance of the Pension Plans investments’ in such common equity securities and other instruments impacts our earnings as well as our funding liability. Our Pension Plans investments’ realized material losses in the recession that began in 2008 followed by partial recoveries in 2009 and 2010. Please see Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for additional Pension Plan information.

Inflation

During 2009 the recession had the effect of halting the rapid inflation on certain raw materials, including steel, copper and other commodities that we experienced over the previous few years to the point where some costs have even declined. Inflation on raw materials remained low in 2010, but is expected to increase in 2011 as demand for these raw materials increases. These and other raw materials serve as inputs to many operating and maintenance processes fundamental to the electric utility industry. Lower prices reduce our operating and maintenance costs and improve our liquidity. The primary area in which inflation has continued at a steep rate is in the cost of healthcare provided to our employees. This has negatively impacted our results of operations, financial condition, and cash flows in recent years.

Fuel

We have limited exposure to commodity price risk for the purchase of coal, the primary fuel used by us for the production of electricity. We manage this risk by providing for nearly all of our current projected burn through 2011 and approximately 85% of our current projected burn for the three year period ending December 31, 2013, under long-term contracts. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. Coal purchases made in 2011 are expected to be made at prices that are higher than our weighted average price in 2010. Our exposure to fluctuations in the price of coal is limited because pursuant to Indiana law, we may apply to the IURC for a change in our fuel charge every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. We must present evidence in each FAC proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

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

Wholesale Sales

We engage in limited wholesale power marketing to earn wholesale revenues after first providing for our projected utility retail load. Our ability to compete effectively in the wholesale market is dependent on a variety of factors, including our generating availability, the supply of wholesale power, and the price, terms and conditions of sales we propose. Our wholesale revenues are generated primarily from sales directly to the Midwest ISO Energy Market, replacing the previous practice of direct wholesale sales to individual wholesale counter-parties using existing interchange agreements. During 2010, the average market price per MWh we sold wholesale increased by 19% to $31.62. During 2009, the average market price per MWh we sold wholesale decreased by 45% to $26.62 when compared to 2008. During the past five years, wholesale revenues represented 5.5% of our total electric revenues on average.

Counterparty Credit Risk

At times, we may utilize forward purchase contracts to manage the risk associated with power purchases, and could be exposed to counterparty credit risk in these contracts. We manage this exposure to counterparty credit risk by entering into contracts with companies that are expected to fully perform under the terms of the contract. Individual credit limits are implemented for each counterparty to further mitigate credit risk. We may also require a counterparty to provide collateral in the event certain credit ratings are not maintained, or certain financial benchmarks are not maintained.

We are also exposed to counterparty credit risk related to our ability to collect electricity sales from our customers, which may be impacted by volatility in the financial markets and the economy. Historically, our write-offs of customer accounts has been immaterial, which is common for the electric utility industry.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of
IPALCO Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, common shareholder’s deficit, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPALCO Enterprises, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 25, 2011

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in the Financial Statements and Supplementary Data:

1995B Bonds	$40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project
2011 IPALCO Notes	$375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011
2016 IPALCO Notes	$400 million of 7.25% Senior Secured Notes due April 1, 2016
AES	The AES Corporation
ARO	Asset Retirement Obligations
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASM	Ancillary Services Market
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCT	Clean Coal Technology
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Charges
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the United States
IBEW	International Brotherhood of Electrical Workers
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IPL Funding	IPL Funding Corporation
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
Midwest ISO	Midwest Independent Transmission System Operator, Inc.
NOV	Notice of Violation
NOx	Nitrogen Oxides
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
Purchasers	Royal Bank of Scotland plc and Windmill Funding Corporation
Receivables Sale Agreement	Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009, among IPL, IPL Funding Corporation, as the Seller, Indianapolis Power & Light Company, as the collection Agent, Royal Bank of Scotland plc, as the Agent, the Liquidity Providers and Windmill Funding Corporation
RFC	Reliability First Corporation
RSG	Revenue Sufficiency Guarantee
RSP	The AES Retirement Savings Plan
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur Dioxides
Supplemental Retirement Plan	Supplemental Retirement Plan of Indianapolis Power & Light Company
S&P	Standard & Poors
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company
VEBA Trust	Voluntary Employee Beneficiary Association Trust
VERPs	Voluntary Early Retirement Programs

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	2010	2009	2008

UTILITY OPERATING REVENUES	$1,144,903	$1,068,081	$1,079,113

UTILITY OPERATING EXPENSES:
Operation:
Fuel	322,541	276,422	268,997
Other operating expenses	196,166	200,890	190,871
Power purchased	55,456	46,646	57,220
Maintenance	118,883	102,332	97,056
Depreciation and amortization	164,102	162,167	161,022
Taxes other than income taxes	39,378	35,732	40,934
Income taxes - net	75,939	73,935	81,120
Total utility operating expenses	972,465	898,124	897,220
UTILITY OPERATING INCOME	172,438	169,957	181,893

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	3,990	2,024	1,104
Miscellaneous income and (deductions) - net	(3,311)	(3,785)	(3,740)
Income tax benefit applicable to nonoperating income	25,410	26,103	32,847
Total other income and (deductions) - net	26,089	24,342	30,211

INTEREST AND OTHER CHARGES:
Interest on long-term debt	114,707	116,970	133,302
Other interest	2,136	1,391	1,579
Allowance for borrowed funds used during construction	(2,437)	(1,608)	(1,188)
Amortization of redemption premiums and expense on debt	4,174	3,778	3,746
Total interest and other charges-net	118,580	120,531	137,439
NET INCOME	79,947	73,768	74,665
LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	3,213	3,213	3,213
NET INCOME APPLICABLE TO COMMON STOCK	$76,734	$70,555	$71,452

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

	December 31, 2010	December 31, 2009
ASSETS
UTILITY PLANT:
Utility plant in service	$4,096,883	$4,020,492
Less accumulated depreciation	1,878,747	1,788,588
Utility plant in service - net	2,218,136	2,231,904
Construction work in progress	129,634	76,472
Spare parts inventory	12,737	12,309
Property held for future use	1,002	991
Utility plant - net	2,361,509	2,321,676

OTHER ASSETS:
Investment in long-term debt securities	41,669	42,000
Nonutility property - at cost, less accumulated depreciation	688	693
Other investments	6,419	7,992
Other assets - net	48,776	50,685

CURRENT ASSETS:
Cash and cash equivalents	31,796	48,022
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $2,218 and $2,143, respectively) (Note 10)	140,538	86,657
Fuel - at average cost	37,369	38,203
Materials and supplies - at average cost	51,524	49,925
Deferred tax asset - current	11,313	9,550
Regulatory assets	-	4,828
Prepayments and other current assets	18,366	8,717
Total current assets	290,906	245,902

DEFERRED DEBITS:
Regulatory assets	416,749	395,651
Miscellaneous	20,040	21,431
Total deferred debits	436,789	417,082
TOTAL	$3,137,980	$3,035,345

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Pain in Capital	10,811	9,820
Accumulated deficit	(15,344)	(18,878)
Accumulated other comprehensive loss	(197)	-
Total common shareholder’s deficit	(4,730)	(9,058)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,332,353	1,706,695
Total capitalization	1,387,407	1,757,421

CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 10)	425,000	-
Accounts payable	83,351	61,504
Accrued expenses	23,016	22,194
Accrued real estate and personal property taxes	16,812	23,631
Regulatory liabilities	8,862	13,863
Accrued interest	31,180	30,826
Customer deposits	20,772	18,816
Other current liabilities	10,286	9,498
Total current liabilities	619,279	180,332

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	516,992	492,000
Accumulated deferred income taxes - net	373,244	374,953
Non-current income tax liability	4,757	8,618
Unamortized investment tax credit	11,433	13,153
Accrued pension and other postretirement benefits	199,288	185,815
Miscellaneous	25,580	23,053
Total deferred credits and other long-term liabilities	1,131,294	1,097,592

COMMITMENTS AND CONTINGENCIES (Note 13)
TOTAL	$3,137,980	$3,035,345

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATIONS:
Net income	$79,947	$73,768	$74,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163,337	159,706	154,452
Amortization of regulatory assets	6,777	7,726	11,598
Deferred income taxes and investment tax credit adjustments - net	(5,759)	(22,394)	(12,135)
Tender fees expensed as interest	-	-	13,852
Allowance for equity funds used during construction	(3,795)	(1,807)	(954)
Change in certain assets and liabilities:
Accounts receivable	(13,389)	219	(16,446)
Fuel, materials and supplies	(764)	(9,093)	(13,122)
Income taxes receivable or payable	(5,443)	(2,007)	8,071
Financial transmission rights	(1,214)	4,353	(3,745)
Accounts payable and accrued expenses	28,069	570	12,848
Accrued real estate and personal property taxes	(6,819)	(3,180)	6,534
Accrued interest	354	2,658	4,279
Pension and other postretirement benefit expenses	13,473	(48,855)	144,890
Short-term and long-term regulatory assets and liabilities	(32,484)	75,241	(209,737)
Other - net	6,611	4,794	8,771
Net cash provided by operating activities	228,901	241,699	183,821

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(176,440)	(115,363)	(106,906)
Purchase of investments	-	(40,300)	(121,842)
Proceeds from sales and maturities of short-term investments	-	40,436	83,425
Grants under the American Recovery and Reinvestment Act of 2009	5,130	-	-
Other	(5,272)	(6,078)	(3,904)
Net cash used in investing activities	(176,582)	(121,305)	(149,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	9,508	97,700	82,191
Short-term debt repayments	(40,000)	(150,391)	(30,500)
Long-term borrowings	40,000	171,850	394,105
Retirement of long-term debt and early tender premium	-	(131,850)	(388,852)
Dividends on common stock	(73,200)	(70,900)	(71,558)
Preferred dividends of subsidiary	(3,213)	(3,213)	(3,213)
Other	(1,640)	(2,077)	(8,001)
Net cash used in financing activities	(68,545)	(88,881)	(25,828)
Net change in cash and cash equivalents	(16,226)	31,513	8,766
Cash and cash equivalents at beginning of period	48,022	16,509	7,743
Cash and cash equivalents at end of period	$31,796	$48,022	$16,509

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$113,458	$115,297	$130,031
Income taxes	$61,650	$72,000	$51,583

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Common Shareholder’s Deficit
and Noncontrolling Interest
(In Thousands)

	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Common Shareholder's Deficit	Cumulative Preferred Stock of Subsidiary
2008
Beginning Balance	$6,778	$(18,016)	$-	$(11,238)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		71,452		71,452
Total Comprehensive Income attributable to common stock				71,452

Adjustment for the adoption of SFAS 158, net of income taxes of $281		(411)		(411)
Distributions to AES		(71,558)		(71,558)
Contributions from AES	1,846			1,846
Balance at December 31, 2008	$8,624	$(18,533)	$-	$(9,909)	$59,784
2009
Comprehensive Income attributable to common stock:
Net income applicable to common stock		70,555		70,555
Total Comprehensive Income attributable to common stock				70,555

Distributions to AES		(70,900)		(70,900)
Contributions from AES	1,196			1,196
Balance at December 31, 2009	$9,820	$(18,878)	$-	$(9,058)	$59,784
2010
Comprehensive Income attributable to common stock:
Net income applicable to common stock		76,734		76,734
Unrealized loss on available for sale investment, net of income taxes of $134			(197)	(197)
Total Comprehensive Income attributable to common stock				76,537

Distributions to AES		(73,200)		(73,200)
Contributions from AES	991			991
Balance at December 31, 2010	$10,811	$(15,344)	$(197)	$(4,730)	$59,784
See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009 and 2008

1. ORGANIZATION

IPALCO Enterprises, Inc. (“IPALCO”) is a holding company incorporated under the laws of the state of Indiana. IPALCO is a wholly-owned subsidiary of The AES Corporation (“AES”), acquired by AES in March 2001. IPALCO owns all of the outstanding common stock of its subsidiaries. Substantially all of IPALCO’s business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, Indianapolis Power & Light Company (“IPL”). IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two combustion turbines at a separate site that are all used for generating electricity. IPL’s net electric generation capability for winter is 3,492 megawatts and net summer capability is 3,353 megawatts.

IPALCO’s other direct subsidiary is Mid-America Capital Resources, Inc. Mid-America is the holding company for IPALCO’s unregulated activities. Mid-America owns a 4.4% interest in EnerTech Capital Partners II L.P., a venture capital fund that invests in early stage and emerging growth companies in the energy technology, clean technology and related markets, with a recorded value of $3.5 million and $5.3 million as of December 31, 2010 and 2009, respectively. IPALCO’s regulated business is conducted through IPL. IPALCO has two business segments: utility and nonutility. The utility segment consists of the operations of IPL and everything else is included in the nonutility segment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

IPALCO’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of IPALCO, its regulated utility subsidiary, IPL, and its unregulated subsidiary, Mid-America. All intercompany items have been eliminated in consolidation. Certain costs for shared resources amongst IPL and IPALCO, such as labor and benefits, are allocated to each entity based on allocation methodologies that management believes to be reasonable. We have evaluated subsequent events through the date this report is issued.

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

Regulation

The retail utility operations of IPL are subject to the jurisdiction of the Indiana Utility Regulatory Commission (“IURC”). IPL’s wholesale power transactions are subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”). These agencies regulate IPL’s utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are based on GAAP, including the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of these agencies. See also Note 7, “Regulatory Assets and Liabilities” for a discussion of specific regulatory assets and liabilities.

Revenues and Accounts Receivable

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, IPL uses complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, IPL estimates line losses on a monthly basis. At December 31, 2010 and 2009, customer accounts receivable include unbilled energy revenues of $57.4 million and $48.7 million, respectively, on a base of annual revenue of $1.1 billion in each of 2010 and 2009. Our provision for doubtful accounts included in UTILITY OPERATING EXPENSES - Other operating expenses on the accompanying Consolidated Statements of Income was $4.0 million, $4.5 million and $4.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

IPL’s basic rates include a provision for fuel costs as established in IPL’s most recent rate proceeding, which last adjusted IPL’s rates in 1996. IPL is permitted to recover actual costs of purchased power and fuel consumed, subject to certain restrictions. This is accomplished through quarterly Fuel Adjustment Charge (“FAC”) proceedings, in which IPL estimates the amount of fuel and purchased power costs in future periods. Through these proceedings, IPL is also permitted to recover, in future rates, underestimated fuel and purchased power costs from prior periods, subject to certain restrictions, and therefore the over or underestimated costs are deferred or accrued and amortized into fuel expense in the same period that IPL’s rates are adjusted.

In addition, we are one of many transmission owners of the Midwest Independent Transmission System Operator, Inc. (“Midwest ISO”), a regional transmission organization which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. In the Midwest ISO market, IPL offers its generation and bids its demand into the market on an hourly basis. The Midwest ISO settles these hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. The Midwest ISO evaluates the market participants’ energy offers and demand bids to economically and reliably dispatch the entire Midwest ISO system on a five-minute basis. IPL accounts for these hourly offers and bids, on a net basis, in UTILITY OPERATING REVENUES when in a net selling position and in UTILITY OPERATING EXPENSES - Power Purchased when in a net purchasing position.

Contingencies

IPALCO accrues for loss contingencies when the amount of the loss is probable and estimable. IPL is subject to various environmental regulations, and is involved in certain legal proceedings. If IPL’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition, and cash flows; although that has not been the case during the periods covered by this report. As of December 31, 2010 and 2009, total loss contingencies accrued were $2.3 million and $2.0 million, respectively, which were included in Other Current Liabilities on the accompanying Consolidated Balance Sheets.

Concentrations of Risk

Substantially all of IPL’s customers are located within the Indianapolis area. In addition, approximately 66% of IPL’s full-time employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL’s current contract with the physical unit expires on December 3, 2012 and the contract with the clerical-technical unit expires February 10, 2014. Additionally, IPL has long-term coal contracts with five suppliers, with about 45% of our existing coal under contract coming from one supplier. Substantially all of the coal is currently mined in the state of Indiana.

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 8.8%, 8.8%, and 8.7% during 2010, 2009, and 2008, respectively.

Utility Plant and Depreciation

Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 4.0%, 4.0%, and 3.9% during 2010, 2009 and 2008, respectively. Depreciation expense was $160.5 million, $156.9 million, and $151.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Derivatives

We have only limited involvement with derivative financial instruments and do not use them for trading purposes. IPALCO accounts for its derivatives in accordance with ASC 815 “Derivatives and Hedging.” IPL has one interest rate swap agreement, which is recognized on the audited Consolidated Balance Sheets at its estimated fair value as a liability of approximately $9.4 million and $8.2 million as of December 31, 2010 and 2009, respectively. IPL entered into this agreement as a means of managing the interest rate exposure on a $40 million unsecured variable-rate debt instrument. The swap was approved by the IURC as part of IPL’s 1994 financing order. In accordance with ASC 980, IPALCO recognized a regulatory asset equal to the value of the interest rate swap, which is adjusted as that fair value changes. The settlement amounts from the swap agreement are reported in the financial statements as a component of interest expense. Management uses standard market conventions, in accordance with ASC 820 “Fair Value Measurements and Disclosures,” to determine the fair value of the interest rate swap.

In addition, IPL has entered into contracts involving the physical delivery of energy and fuel. Because these contracts qualify for the normal purchases and normal sales scope exception in ASC 815, IPL has elected to account for them as accrual contracts, which are not adjusted for changes in fair value.

Fuel, Materials and Supplies

We maintain coal, fuel oil, materials and supplies inventories for use in the production of electricity. These inventories are accounted for at the lower of cost or market, using the average cost.

Emissions Allowances

IPL uses environmental air emissions allowances to meet standards set forth by the EPA related to emission of Sulfur Dioxide (“SO2“) and Nitrogen Oxide gases (“NOx”). The majority of IPL’s SO2 and NOx environmental air emissions allowances were granted to IPL by the EPA at no cost and are therefore recorded at a zero basis. IPL accounts for environmental air emissions allowances as intangible assets and records expenses for allowances using a First In First Out method. The total book value of SO2 and NOx emissions allowances, included in DEFERRED DEBITS - Miscellaneous on the accompanying Consolidated Balance Sheets, as of December 31, 2010 and 2009 was $0.0 million and $0.9 million, respectively.

Income Taxes

IPALCO includes any applicable interest and penalties related to income tax deficiencies or overpayments in the provision for income taxes in its Consolidated Statements of Income. The income tax provision includes gross interest income/(expense) of $0.7 million, ($0.1 million) and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Other Investments

IPALCO had total cost method investments of $3.6 million and $5.4 million as of December 31, 2010 and 2009, respectively, including a 4.4% investment in EnerTech. The book value of EnerTech was $3.5 million and $5.3 million as of December 31, 2010 and 2009, respectively. IPALCO's cost method investments are included in OTHER ASSETS - Other investments on the accompanying Consolidated Balance Sheets.

We evaluate the recoverability of investments in unconsolidated subsidiaries and other investments when events or changes in circumstances indicate the carrying amount of the asset is other than temporarily impaired. An investment is considered impaired if the fair value of the investment is less than its carrying amount. Impairment losses are recognized when an impairment is considered to be other than temporary. Impairments are considered to be other than temporary when we do not expect to recover the investment’s carrying amount for a reasonable period of time. In making this determination, we consider several factors, including, but not limited to, the intent and ability to hold the investment, the severity of the impairment, the duration of the impairment and the entity’s historical and projected financial performance. Once an investment is considered other than temporarily impaired and an impairment loss is recognized, the carrying amount of the investment is not adjusted for any subsequent recoveries in fair value. In 2010 and 2009, we recorded impairments on our investment in EnerTech of $1.2 million and $1.8 million, respectively. In each case, the investment was deemed to be other than temporarily impaired. In making this determination, we considered, among other things, the amount and length of time of impairment of the individual investments held by EnerTech as well as the future outlook of such investments.

Repair and Maintenance Costs

Repair and maintenance costs are expensed as incurred.

Per Share Data

IPALCO is a wholly-owned subsidiary of AES and does not report earnings on a per-share basis.

New Accounting Pronouncements

Financial Accounting Standards Board Accounting Standards Codification 860

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 166 “Accounting for Transfers of Financial Assets,” which amends SFAS 140 and changed the accounting rules for certain sales of accounts receivable effective January 1, 2010, among other things. IPALCO has one such arrangement that was impacted by SFAS 166. As a result of the adoption of SFAS 166, now known as ASC 860, the accounts receivable sale arrangement between IPL, IPL Funding Corporation (“IPL Funding”) and third party purchasers is now treated as a collateralized borrowing for financial reporting purposes, rather than as a sale, as was previously the case. Please refer to Note 10, “Indebtedness,” included in this Form 10-K for more information.

3. INVESTMENT IN LONG-TERM DEBT SECURITIES

IPL’s investment in long-term debt securities consisted of available-for-sale debt securities with maturities greater than 10 years and primarily included $40.0 million of variable rate demand notes (see below).

Variable Rate Demand Notes

IPL’s investment in variable rate demand notes consisted of the $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project (“1995B Bonds”). IPL received the proceeds from the original issuance of the 1995B Bonds and is liable for interest and principal on the 1995B Bonds, which mature on January 1, 2023. Interest on the 1995B Bonds varied weekly and was set through a remarketing process. IPL maintains a $40.6 million long-term liquidity facility supporting the 1995B Bonds. The liquidity facility expires in December 2015. IPL also entered into an interest rate swap agreement to hedge our interest rate exposure on the 1995B Bonds. The interest rate is synthetically fixed at 5.21% per annum through this interest rate swap agreement.

Beginning on May 6, 2009, as a result of downgrades in the bond insurer’s credit ratings, the swap counterparty exercised its right to pay interest to IPL at the alternative floating rate. As a result, IPL’s effective interest rate for the 1995B Bonds as of August 31, 2009, including the interest rate swap agreement, increased from 5.21% to approximately 12% per annum. In September 2009, in accordance with the terms of the 1995B Bonds, IPL converted the 1995B Bonds from tax-exempt weekly interest rate mode to commercial paper mode and directed the remarketing agent to no longer remarket the 1995B Bonds. In connection with this conversion all of the outstanding 1995B Bonds were tendered back to the trustee. In accordance with the terms of IPL’s committed liquidity facility, the trustee drew $40 million against this facility to fund the tender and the trustee is again holding the 1995B Bonds on IPL’s behalf. In accordance with the terms of the 1995B Bonds, these bonds do not bear interest while in commercial paper mode since they are being held by the trustee.

Because IPL’s committed liquidity facility does not expire until December 2015 and because management does not currently intend to retire or remarket the 1995B Bonds within the next 12 months, we have classified the associated 1995B Bonds as available-for-sale within long-term investments on our December 31, 2010 and 2009 balance sheets. IPL is liable for the interest and principal on the liquidity facility. IPL also continues to be liable to the swap counterparty for 5.21% interest rate and the swap counterparty continues to exercise its right to pay interest to IPL at the alternative floating rate. As of December 31, 2010, our effective interest rate on the 1995B Bonds, including the liquidity facility and interest rate swap agreement was approximately 6.92% per annum. All of the 1995B Bonds remain outstanding and IPL remains liable for payment of interest and principal thereon, even though 1995B Bonds are being held by the trustee on behalf of IPL.

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

IPL is also affected by the regulatory jurisdiction of the U.S. Environmental Protection Agency (“EPA”) at the federal level, and the Indiana Department of Environmental Management at the state level. Other significant regulatory agencies affecting IPL include, but are not limited to, North American Electric Reliability Corporation, the U.S. Department of Labor and the Indiana Occupational Safety and Health Administration.

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

In IPL’s ten most recently approved FAC filings (FAC 81 through 90), the IURC found that IPL’s rolling annual jurisdictional retail electric net operating income was lower than the authorized annual jurisdictional net operating income. FAC 90 includes the twelve months ended October 31, 2010. In IPL’s FAC 76 through 80 filings, the IURC found that IPL’s rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. Because IPL has a cumulative net operating income deficiency, it has not been required to make customer refunds in its FAC proceedings.

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

Over the past few years, IPL has received correspondence from the IURC on a few occasions expressing concern for IPL’s level of earnings and inquiring about IPL’s depreciation rates. In response, IPL provided additional information to the IURC relevant to IPL’s earnings as well as the results of a depreciation analysis that IPL conducted. In the fourth quarter of 2010, IPL received a letter from the IURC stating that they did not have any additional questions.

Purchased power costs below an established benchmark are presumed to be recoverable fuel costs. The current benchmark is based on natural gas prices. Purchased power costs over the benchmark not recovered from our customers have not had a material impact on our results of operations, financial condition, or cash flows to date.

Environmental Compliance Cost Recovery Adjustment

The IURC has approved the ratemaking treatment for expenditures applicable to qualified pollution control property to be recovered through an Environmental Compliance Cost Recovery Adjustment (“ECCRA”) when incurred to comply with environmental regulations. Clean Coal Technology (“CCT”) constitutes qualified pollution control property, which allows IPL to reduce SO2, NOx, and mercury emissions and to reduce fine particulate pollution in the atmosphere. The approved ratemaking treatment includes a return on the expenditures and recovery of depreciation and operation and maintenance expenses associated with these projects and grants IPL the authority to add the approved return on our environmental projects to its authorized annual jurisdictional net operating income in subsequent FAC proceedings. The approved ratemaking treatment also provides for the periodic review of IPL’s capital expenditures on these projects. IPL’s ECCRA also allows it to recover the cost of NOx emissions allowances, when purchased to comply with environmental regulations that restrict the amount of NOx it may emit from its generating units used to serve its retail customers. Such ECCRA filings are made on a semi-annual basis.

Please see Note 13, “Commitments and Contingencies - Environmental” for a discussion of our current CCT filings and the current status of the federal Clean Air Interstate Rule (“CAIR”) and Indiana Clean Air Mercury Rule.

Tree Trimming Practices Investigation

In February 2009, an IPL customer sent a letter to The Indiana Office of Utility Consumer Counselor claiming IPL’s tree trimming practices were unreasonable and expressed concerns with language contained in IPL’s tariff that specifically addressed IPL’s tree trimming and tree removal rights. The Indiana Office of Utility Consumer Counselor forwarded the complaint to the IURC and in March 2009 the IURC initiated a docketed proceeding to investigate the matter. The same customer also separately filed an inverse condemnation lawsuit, purportedly as a class action, claiming that IPL’s trimming and/or removal of trees without compensation to landowners constituted unconstitutional taking of private property.

In April 2009, the IURC initiated a generic state-wide investigation into electric utility tree trimming practices and tariffs. In December 2009, the IURC issued a docket entry, pending a final order in the generic investigation, that suspended certain language in IPL’s tariff regarding its right to trim or remove trees. In January 2010, the IURC held a hearing in the generic proceeding. On November 30, 2010, the IURC entered an order in the investigation. The order permanently redacted the language in IPL’s tariff that was previously suspended. The order imposed requirements on the conduct of vegetation management, including requirements on providing advance customer notice and obtaining customer consent or additional easements if existing easements and rights of way are insufficient to permit pruning in accordance with the required industry standards or in the event that a tree would need to have more than 25% of its canopy removed. The order also directed that a rulemaking would be initiated to further address vegetation management practices.

In December 2010, notices of appeal and petitions for reconsideration, clarification and/or rehearing were filed by multiple parties, including IPL. In February 2011, the Indiana Court of Appeals remanded the matter to the IURC and dismissed IPL’s appeal without prejudice to allow the IURC to enter a final order. After that, IPL may appeal the final order. There has been very little activity in the civil suit during the IURC proceeding. It is not possible to predict the outcome of the IURC investigation, the related request for reconsideration or the civil suit but, conceivably, these proceedings could significantly increase our vegetation management costs and the costs of defending our vegetation management program in litigation which could have a material impact on our consolidated financial statements.

Midwest ISO

General

IPL is a member of the Midwest ISO. The Midwest ISO serves as the third-party operator of IPL’s transmission system and runs the day-ahead and real-time Energy Market and, beginning in January 2009, the Ancillary Services Market (“ASM”) for its members. Midwest ISO policies are developed through a stakeholder process in which IPL is an active participant. IPL focuses its participation in this process primarily on items that could impact its customers, results of operations, financial condition, and cash flows. Additionally, IPL attempts to influence Midwest ISO policy by filing comments with FERC.

Midwest ISO’s Energy and Ancillary Services Markets Tariff

As a member of the Midwest ISO, we must comply with the Midwest ISO Tariff. The tariff covers transmission revenues and costs, terms and conditions of the Energy Market that was launched in April 2005 and the ASM that was launched in January 2009. In the Midwest ISO Energy Market, we offer our generation and bid our demand into the market on an hourly basis. The Midwest ISO settles energy hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand, throughout the Midwest ISO region. The Midwest ISO evaluates the market participants’ energy offers and demand bids optimizing for energy products to economically and reliably dispatch the entire Midwest ISO system. Ancillary services are services required to reliably deliver electric power, and include such things as operating reserves and frequency control. Traditionally, each utility was required to provide these services themselves or purchase them from a third party. With the launch of the ASM, the buying and selling of ancillary services are able to be integrated with the existing Energy Market, thus providing greater efficiency in the delivery of these services and lower costs. IPL has authority from the IURC to include all specifically identifiable ASM costs and revenues as recoverable fuel costs in our FAC filings and to defer the remaining costs as regulatory assets. IPL will seek to recover the deferred costs in its next basic rate case proceeding.

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

Midwest ISO Real Time Revenue Sufficiency Guarantee

The Midwest ISO collects Revenue Sufficiency Guarantee (“RSG”) charges from market participants that cause additional generation to be dispatched when the costs of such generation are not recovered. Over the past two years, there have been disagreements between interested parties regarding the calculation methodology for RSG charges and how such charges should be allocated to the individual Midwest ISO participants. The Midwest ISO has changed their methodology multiple times. Per past FERC orders, in December 2008, the Midwest ISO filed with the FERC its proposed revisions and clarifications to the calculation of the RSG charges and had begun to use its new methodology in January 2009, including making resettlements of previous calculations. In the second quarter of 2009, the FERC withdrew its previous orders related to RSG charges and further directed Midwest ISO to cease the ongoing market resettlements and refund process and to reconcile the amounts paid and collected in order to return each market participant to the financial state it was in before the refund process began. This has the potential implication that IPL would no longer be entitled to refunds that were due to IPL under the previous order for periods between April 1, 2005 and November 4, 2007.

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

Demand-Side Management and IPL’s Smart Energy Project

In 2004, the IURC initiated an investigation to examine the overall effectiveness of Demand Side Management (“DSM”) programs throughout the State of Indiana and to consider any alternatives to improve DSM performance statewide. On December 9, 2009, the IURC issued a Generic DSM Order that found that electric utilities subject to its jurisdiction must meet an overall goal of annual cost-effective DSM programs that reduce retail kilowatt hours (“kWh”) sales (as compared to what sales would have been excluding the DSM programs) of 2% per year by 2019 (beginning in 2010 at 0.3% and growing to 2.0% in 2019, and subject to certain adjustments). The IURC also found that all jurisdictional electric utilities have to participate in five initial, statewide core DSM programs, which will be administered by a third party administrator. Consequently, our DSM spending, both capital and operating, will increase significantly going forward, which will likely reduce our retail energy sales and the associated gross margin.

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

In June 2010, IPL filed a petition with the IURC seeking authority for an additional DSM program and to recover the lost revenue resulting from decreased kWh consumption and kW demand beginning June 11, 2010 as a result of the implementation of all approved DSM programs. The IURC granted IPL’s request related to the additional DSM program, but denied the request to recover lost revenue. Additionally, in October 2010, IPL filed a petition with the IURC for approval of its plan to comply with the IURC’s Generic DSM Order, which petition includes estimated DSM spending of approximately $65 million from 2011 to 2013. It is not possible to predict at this time what the IURC’s response will be to this petition.

The American Recovery and Reinvestment Act of 2009 includes various provisions that fund the development of the electric power industry at the federal and state level. These provisions include, but are not limited to, improving energy efficiency and reliability; electricity delivery (including smart grid technology); energy research and development; renewable energy; and demand response management. In August 2009, IPL submitted an application for a smart grid investment grant for $20 million as part of its $48.9 million Smart Energy Project, which will provide its customers with tools to help them more efficiently use electricity and upgrade IPL’s electric delivery system infrastructure. IPL’s application was approved and the agreement with the U.S. Department of Energy was executed in April 2010. Under the grant, the U.S. Department of Energy is providing nontaxable reimbursements to IPL for up to $20 million of capitalized costs associated with IPL’s Smart Energy Project. These reimbursements are being accounted for as a reduction of the capitalized Smart Energy Project costs. Through December 31, 2010, we have received total grant reimbursements of $5.1 million.

The impacts of the additional DSM and Smart Energy Project spending on our financial statements will be partially mitigated by the following: (i) as described above, IPL will receive recovery of its spending on its Phase I programs, plus the potential for performance based incentives; (ii) IPL is utilizing a portion of the funds from the $20 million federal grant to offset part of the cost of implementing its Smart Energy Project; (iii) IPL’s petition to seek recovery (which we cannot assure will be successful) of any additional DSM program spending necessary to meet the IURC’s recently ordered energy savings goals described above, along with appropriate shareholder incentives; and (iv) the IURC approved IPL’s Smart Energy Project and found that it was reasonable, just and in the public interest. We believe this finding will be supportive of future cost recovery proposals before the IURC.

5. UTILITY PLANT IN SERVICE

The original cost of utility plant in service segregated by functional classifications, follows:

	As of December 31,
	2010	2009
	(In Thousands)
Production	$2,509,755	$2,479,056
Transmission	239,454	208,979
Distribution	1,184,433	1,160,106
General plant	163,241	172,351
Total utility plant in service	$4,096,883	$4,020,492

Substantially all of IPL’s property is subject to a $837.7 million direct first mortgage lien, as of December 31, 2010, securing IPL’s first mortgage bonds. Total utility plant in service includes $0.4 million and $2.8 million of property under capital leases as of December 31, 2010 and 2009, respectively. Total non-legal removal costs of utility plant in service at December 31, 2010 and 2009 were $522.6 million and $494.7 million, respectively and total legal removal costs of utility plant in service at December 31, 2010 and 2009 were $15.6 million and $14.7 million, respectively. Please see Note 8, “Asset Retirement Obligations” for further information.

IPL anticipates additional costs to comply with the federal CAIR/Proposed Transport Rule and the Indiana Clean Air Mercury Rule (“CAMR”) and it is IPL’s intent to seek recovery of any additional costs. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions are recoverable from jurisdictional retail customers as part of IPL’s CCT projects, however, since jurisdictional retail rates are subject to regulatory approval, there can be no assurance that all costs will be recovered in rates.

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

Cash Equivalents

As of December 31, 2010 and 2009, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity, which was $12.7 million and $31.9 million as of December 31, 2010 and 2009, respectively.

Customer Deposits

Our customer deposits do not have defined maturity dates and therefore, fair value is estimated to be the amount payable on demand, which equaled book value. Customer deposits totaled $20.8 million and $18.8 million as of December 31, 2010 and 2009, respectively.

Pension Assets

As of December 31, 2010, IPL’s pension assets are recognized at fair value in the determination of our net accrued pension obligation in accordance with the guidelines established in ASC 715 and ASC 820, which is described below. For a complete discussion of the impact of recognizing pension assets at fair value, please refer to Note 12, “Pension and Other Postretirement Benefits.”

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

The following table shows the face value and the fair value of fixed rate and variable rate indebtedness for the periods ending:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Millions)
Fixed-rate	$1,632.7	$1,719.8	$1,632.7	$1,664.9
Variable-rate	130.0	130.0	80.0	80.0
Total indebtedness	$1,762.7	$1,849.8	$1,712.7	$1,744.9

Fair Value Hierarchy

ASC 820 defined and established a framework for measuring fair value and expands disclosures about fair value measurements for financial assets and liabilities that are adjusted to fair value on a recurring basis and/or financial assets and liabilities that are measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the period. In accordance with ASC 820, we have categorized our financial assets and liabilities that are adjusted to fair value, based on the priority of the inputs to the valuation technique, following the three-level fair value hierarchy prescribed by ASC 820, as follows:

Level 1 - unadjusted quoted prices for identical assets or liabilities in an active market.

Level 2 - inputs from quoted prices in markets where trading occurs infrequently or quoted prices of instruments with similar attributes in active markets.

Level 3 - unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

IPALCO had one financial asset measured at fair value on a nonrecurring basis, which has been adjusted to fair value during the periods covered by this report due to an impairment loss. In 2010 and 2009, we recorded impairments on our investment in EnerTech of $1.2 million, and $1.8 million, respectively, as the investment was deemed to be other than temporarily impaired. In making this determination, we considered, among other things, the amount and length of time of impairment of the individual investments held by EnerTech as well as the future outlook of such investments. Because the investment is not publicly traded and therefore does not have a quoted market price, the impairment loss was based on our best available estimate of the fair value of the investment, which included primarily unobservable estimates (Level 3).

As of December 31, 2010 and 2009 all (excluding pension assets - see Note 12, “Pension and Other Postretirement Benefits”) of IPALCO’s financial assets or liabilities measured at fair value on a recurring basis were considered Level 3, based on the fair value hierarchy. The following table presents those financial assets and liabilities:

	Fair Value Measurements using Level 3 at:
	December 31, 2010	December 31, 2009
	(In Thousands)
Financial assets:
Investments in debt securities	$41,669	$42,000
Financial transmission rights	2,158	944
Total financial assets measured at fair value	$43,827	$42,944

Financial liabilities:
Interest rate swap	$9,426	$8,179
Other derivative liabilities	193	198
Total financial liabilities measured at fair value	$9,619	$8,377

The following table sets forth a reconciliation of financial instruments classified as Level 3 in the fair value hierarchy (Note, amounts in this table indicate carrying values, which approximate fair values):

	Derivative Financial Instruments, net liability	Investment in Debt Securities	Total
	(In Thousands)

Balance at January 1, 2009	$(4,814)	41,550	36,736
Unrealized losses recognized in earnings	(32)	-	(32)
Unrealized gain recognized as a regulatory asset	(4,126)	-	(4,126)
Issuances and settlements, net	1,539	450	1,989
Balance at December 31, 2009	$(7,433)	42,000	34,567
Unrealized losses recognized in OCI	-	(331)	(331)
Unrealized losses recognized in earnings	(22)	-	(22)
Unrealized losses recognized as a regulatory liability	(2,015)	-	(2,015)
Issuances and settlements, net	2,009	-	2,009
Balance at December 31, 2010	$(7,461)	41,669	34,208

Valuation Techniques

Investments in debt securities

As of December 31, 2010, IPL’s investment in debt securities consisted of available-for-sale debt securities and included $1.7 million of auction rate securities and $40.0 million of variable rate demand notes. Due to the illiquid nature of the investments, we classified them as Level 3. The $40 million variable rate demand notes consisted of the 1995B Bonds, which IPL owns and is also liable for both the interest and principal payments. See Note 3, “Investments in Long-term Debt Securities” for further discussion of the 1995B Bonds. We have estimated the fair value of the 1995B Bonds based primarily upon qualitative factors such as IPL’s credit worthiness and concluded the fair value approximates their face value. We have classified them as Level 3 due to the lack of observable market inputs.

Financial Transmission Rights

In connection with IPL’s participation in the Midwest ISO, in the second quarter of each year IPL is granted financial instruments that can be converted into cash or Financial Transmission Rights (“FTRs”) based on IPL’s forecasted peak load for the period. FTRs are used in the Midwest ISO market to hedge IPL’s exposure to congestion charges, which result from constraints on the transmission system. IPL converts all of these financial instruments into FTRs. IPL’s FTRs are valued at the cleared auction prices for FTRs in the Midwest ISO’s annual auction. Because of the infrequent nature of this valuation, the fair value assigned to the FTRs is considered a Level 3 input under the fair value hierarchy required by ASC 820. An offsetting regulatory liability has been recorded as management believes that these revenues or costs will be flowed through to customers through the FAC. As such, there is no impact on our Consolidated Statements of Income.

Other Financial Instruments

We do not believe any of the other financial instruments which we held as of December 31, 2010 are material to our results of operations, financial condition, and cash flows either qualitatively or quantitatively. As described in Note 2, “Summary of Significant Accounting Polices - Derivatives,” IPL has one interest rate swap agreement, which is recognized on the audited Consolidated Balance Sheets at its estimated fair value as a liability. IPL entered into this agreement as a means of managing the interest rate exposure related to the 1995B Bonds. In accordance with ASC 980, IPL recognized a regulatory asset equal to the value of the interest rate swap, which is adjusted as that fair value changes. Therefore there is no impact to IPALCO’s audited Consolidated Statements of Income or Cash Flows for the changes in the fair value of the interest rate swap.

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

The amounts of regulatory assets and regulatory liabilities at December 31 are as follows:

	2010	2009	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Environmental project cost	$-	$2,693	Through 2011(1)
Demand-Side Management program costs	-	2,135	Through 2011(1)(2)
Total current regulatory assets	-	4,828

Long-term:
Unrecognized pension and other postretirement benefit plan costs	$235,371	$217,238	Various
Income taxes recoverable from customers	66,387	70,278	Various
Deferred Midwest ISO costs	71,048	62,829	To be determined(3)
Unamortized Petersburg unit 4 carrying charges and certain other costs	16,520	17,575	Through 2026(1)(2)
Unamortized reacquisition premium on debt	14,249	15,864	Over remaining life of debt
Unrealized loss on interest rate swap	9,426	8,179	Through 2023
Environmental project costs	3,491	3,646	Through 2021(1)
Demand-Side Management program costs	257	42	Various
Total long-term regulatory assets	416,749	395,651
Total regulatory assets	$416,749	$400,479

Regulatory Liabilities
Current:
Deferred fuel over-collection	$1,439	$12,390	Through 2011 (1)
FTR's	2,158	944	Through 2011 (4)
Fuel related	405	382	Through 2011
NOx & CCT project credits	4,125	147	Through 2011 (4)
Demand-Side Management program costs	735	-	Through 2012
Total current regulatory liabilities	8,862	13,863	Through 2012

Long Term:
ARO and accrued asset removal costs	508,609	481,676	Not Applicable
Unamortized investment tax credit	7,790	9,192	Through 2012
Fuel related	593	1,132	Through 2013
Total long-term regulatory liabilities	516,992	492,000
Total regulatory liabilities	$525,854	$505,863

(1) Recovered per specific rate orders
(2) Recovered with a current return
(3) Recovery is probable but timing not yet determined
(4) Recovered (credited) per specific rate orders

Deferred Fuel

Deferred fuel costs are a component of current regulatory assets and are expected to be recovered through future FAC proceedings. IPL records deferred fuel in accordance with standards prescribed by the FERC. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL’s FAC and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL’s rates are adjusted. Deferred fuel was a liability of $1.4 million and $12.4 million as of December 31, 2010 and 2009, respectively. The deferred fuel liability decreased $11.0 million in 2010 as a result of IPL charging less for fuel to our jurisdictional customers during 2010 than our actual costs in order to return overbilled fuel costs from 2009.

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

Deferred Midwest ISO Costs

These consist of administrative costs for transmission services, transmission expansion cost sharing, and certain other operational and administrative costs from the Midwest ISO market. IPL received orders from the IURC that granted authority for IPL to defer such costs and seek recovery in a future basic rate case. See Note 4, “Regulatory Matters.”

Unrealized Loss on Interest Rate Swap

The interest rate swap on the 1995B Bonds is used to mitigate interest rate risk. The swap, which expires upon the maturity of the related note in 2023, was approved by the IURC as part of IPL’s 1994 financing order. The unrealized loss on the swap as of December 31, 2010 is considered in the determination of IPL’s cost of capital for rate making purposes as these amounts are realized through the periodic settlement payments under the swap. Should the swap be prudently terminated before its scheduled maturity date, the settlement of the swap would likely be recoverable in future rates.

Asset Retirement Obligation and Accrued Asset Removal Costs

In accordance with ASC 715 and ASC 980, IPL, a regulated utility, recognizes the cost of removal component of its depreciation reserve that does not have an associated legal retirement obligation as a deferred liability. This amount is net of the portion of legal Asset Retirement Obligations (“ARO”) costs that is currently being recovered in rates.

8. ASSET RETIREMENT OBLIGATIONS

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

IPL’s ARO relates primarily to environmental issues involving asbestos, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a reconciliation of the ARO legal liability year end balances:

	2010	2009
	(In Millions)
Balance as of January 1	$14.7	$13.9
Accretion Expense	0.9	0.8
Balance as of December 31	$15.6	$14.7

As of December 31, 2010 and 2009, IPL did not have any assets that are legally restricted for settling its ARO liability.

9. SHAREHOLDER’S EQUITY

Capital Stock

IPALCO’s no par value common stock is pledged under AES’ Amended and Restated Credit and Reimbursement Agreement as well as AES’ Collateral Trust Agreement. There have been no changes to IPALCO’s capital stock balances during the three years ended December 31, 2010.

Dividend Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2010, exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its credit agreement, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain a ratio of total debt to total capitalization not in excess of 0.65 to 1, in order to pay dividends. As of December 31, 2010 and as of the filing of this report, IPL was in compliance with all financial covenants and no event of default existed.

IPALCO is also restricted in its ability to pay dividends under the terms of its $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2008 (“2011 IPALCO Notes”) if it is not in compliance with certain financial covenants. These covenants require IPALCO to maintain a minimum ratio of earnings before taxes, interest, depreciation and amortization to interest expense of not less than 2.5 to 1.0, and a ratio of total debt to total adjusted capitalization not in excess of 0.67 to 1, in order to pay dividends. As of December 31, 2010 and as of the filing of this report, IPALCO was in compliance with all financial covenants and no event of default existed.

Cumulative Preferred Stock of Subsidiary

IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2010, 2009 and 2008, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL’s board of directors. Based on the preferred stockholders’ ability to elect a majority of IPL’s board of directors in this circumstance, the redemption of the preferred shares is considered to be not solely within the control of the issuer and the preferred stock was considered temporary equity and presented in the mezzanine level of the audited consolidated balance sheets in accordance with the relevant accounting guidance for non-controlling interests and redeemable securities. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are now redeemable at par value, subject to certain restrictions, in whole or in part. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2010, 2009 and 2008, preferred stock consisted of the following:

	December 31, 2010		December 31,
	Shares Outstanding	Call Price	2010	2009	2008
			Par Value, plus premium, if applicable
			(In Thousands)
Cumulative $100 par value, authorized 2,000,000 shares
4% Series	47,611	$118.00	$5,410	$5,410	$5,410
4.2% Series	19,331	103.00	1,933	1,933	1,933
4.6% Series	2,481	103.00	248	248	248
4.8% Series	21,930	101.00	2,193	2,193	2,193
5.65% Series	500,000	100.00	50,000	50,000	50,000
Total cumulative preferred stock	591,353		$59,784	$59,784	$59,784

10. INDEBTEDNESS

Restrictions on Issuance of Debt

Before IPL can incur additional long-term debt, it must first have the approval of the IURC. The current IURC approved financing order grants IPL the authority to, among other things, issue up to $200 million in aggregate principal amount of long-term debt, refinance up to $277.4 million in existing indebtedness through December 31, 2013 and to have up to $250 million of long-term credit agreements and liquidity facilities outstanding at any one time. Before IPL can incur additional short-term debt, it must first have the approval of the FERC. The current FERC order authorizes IPL to issue up to $500 million of short-term indebtedness outstanding at any time through July 27, 2012. Also, IPL and IPALCO have restrictions on the amount of new debt they may issue due to contractual obligations of AES and financial covenant restrictions under existing debt obligations at IPL and IPALCO. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facility, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

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

In August 2009, the corporate credit ratings of IPL and IPALCO were upgraded by Standard & Poors (“S&P”) from BB+ to BBB-, resulting in an investment grade rating. This upgrade led to a downgrade in IPL’s senior unsecured debt rating from BBB to BBB- as a result of S&P applying its criteria for investment grade ratings to IPL. Under this criterion the senior unsecured rating of an investment grade company typically cannot be higher than its corporate credit rating. At this same time, S&P also upgraded the credit rating of IPALCO’s senior secured notes from BB to BB+. Additionally in August 2009, Moody’s upgraded the credit rating of IPL’s senior secured debt from Baa1 to A3. This upgrade was due to a change in Moody’s methodology for notching the senior secured debt ratings of investment-grade regulated utilities. Moody’s notching practices widened as a result of their research which indicated that regulated utilities have defaulted at a lower rate and experienced lower loss given default rates than non-financial, non-utility corporate issuers.

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

Long-Term Debt

The following table presents our long-term indebtedness:

Series	Due	December 31,
		2010	2009
		(In Thousands)
IPL First Mortgage Bonds (see below)
6.30%	July 2013	$110,000	$110,000
4.90%(2)	January 2016	30,000	30,000
4.90%(2)	January 2016	41,850	41,850
4.90%(2)	January 2016	60,000	60,000
5.40%(1)	August 2017	24,650	24,650
5.75%(1)	August 2021	40,000	40,000
4.55%(2)	December 2024	40,000	40,000
5.90%(1)	December 2024	20,000	20,000
5.95%(1)	December 2029	30,000	30,000
5.95%(2)	August 2030	17,350	17,350
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
Unamortized discount - net		(1,024)	(1,048)
Total IPL first mortgage bonds		836,626	836,602
IPL Unsecured Debt:
Variable(3)	December 2015	40,000	40,000
Variable(4)(5)	January 2023	40,000	40,000
6.375%(4)	November 2029	20,000	20,000
Total IPL unsecured debt		100,000	100,000

Total Long-term Debt - IPL		936,626	936,602
Long-term Debt - IPALCO:
8.625% Senior Secured Notes	November 2011	375,000	375,000
7.250% Senior Secured Notes	April 2016	400,000	400,000
Unamortized discount - net		(4,273)	(4,907)
Total Long-term Debt - IPALCO		770,727	770,093
Total Consolidated IPALCO Long-term Debt		1,707,353	1,706,695
Less: Current Portion of Longt-term Debt		375,000	-
Net Consolidated IPALCO Long-term Debt		$1,332,353	$1,706,695

(1)First Mortgage Bonds are issued to the city of Petersburg, Indiana, to secure the loan of proceeds from various tax-exempt instruments issued by the city.
(2)First Mortgage Bonds are issued to the Indiana Finance Authority, to secure the loan of proceeds from the tax-exempt bonds issued by the Indiana Finance Authority.
(3)Outstanding draw on a credit facility in order to purchase the 1995B Bonds. The facility was refinanced in December 2010. See below.

(4)Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.

(5)Please see, “Variable-Rate Unsecured Debt” below for detail regarding 1995B Bonds and the related swap agreement.

IPL First Mortgage Bonds

The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to an $837.7 million direct first mortgage lien, as of December 31, 2010. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2010.

In June 2009, the Indiana Finance Authority issued on behalf of IPL an aggregate principal amount of $131.9 million of 4.90% Environmental Facilities Refunding Revenue Bonds (Indianapolis Power & Light Company Project) due January 2016. These bonds were issued in three series: $41.9 million Series 2009A Bonds, $30 million Series 2009B Bonds, and $60 million 2009C Bonds. IPL issued $131.9 million aggregate principal amount of first mortgage bonds to the Indiana Finance Authority to secure the loan of proceeds from these series of bonds issued by the Indiana Finance Authority. Proceeds of these bonds were used to retire $131.9 million of existing IPL first mortgage bonds issued in the form of auction rate securities.

IPALCO’s Senior Secured Notes

IPALCO has outstanding $375 million of 8.625% and $400 million of 7.250% Senior Secured Notes due November 14, 2011, and April 1, 2016, respectively, which are secured by IPALCO’s pledge of all of the outstanding common stock of IPL. IPALCO’s Senior Secured Notes contain certain financial covenants based on debt to capital, with which IPALCO is in compliance.

IPALCO has classified its outstanding $375 million of 8.625% Senior Secured Notes due November 14, 2011 as short-term indebtedness and management plans to refinance the 2011 IPALCO Notes with long-term secured notes. Although there can be no assurance that we will be able to refinance these notes, we believe it is highly likely based primarily on the following: (i) the 2011 IPALCO Notes have traded above par throughout 2010, which indicates a strong market for IPALCO bonds when priced appropriately; (ii) our conversations with investment bankers currently indicate more than adequate demand for new IPALCO debt at our current credit rating, (iii) there is currently high demand for new debt of issuers comparable to IPALCO; (iv) we successfully refinanced the previous $375 million IPALCO senior secured note issuance in 2008, and (v) we have no reason to believe, at this time, that IPALCO’s performance or risk factors, which are evaluated by rating agencies and the credit markets will change dramatically in 2011. Should the capital markets not be accessible to IPALCO, management believes that other financing options are at its disposal to meet the needs of the maturity. These options could include a credit facility with a financial institution along with existing cash balances, cash generated from operating activities and borrowing capacity of $208.7 million under our existing $250.0 million committed revolving credit facilities.

Variable-Rate Unsecured Debt

IPL’s variable-rate unsecured debt consists of the 1995B Bonds and its line of credit agreement (see below). Pursuant to the terms of a Loan Agreement between IPL and the City of Petersburg, IPL is liable for interest and principal on the 1995B Bonds. Our December 31, 2010 and 2009 balance sheets reflect our obligation on the 1995B Bonds in long-term debt. The 1995B Bonds are currently being held by the trustee on IPL’s behalf. In accordance with the terms of the 1995B Bonds, they do not bear interest while in commercial paper mode since they are being held by the trustee, however IPL continues to be liable to a swap counterparty for 5.21% interest. As of the end of 2010, our total effective interest rate on the 1995B Bonds, including the liquidity facility draw and interest rate swap agreement was approximately 6.92% per annum. See Note 3, “Investments in Long-term Debt Securities” for further discussion.

Accounts Receivable Securitization

IPL formed IPL Funding in 1996 as a special-purpose entity to purchase receivables originated by IPL pursuant to a receivables purchase agreement between IPL and IPL Funding. IPL Funding also entered into a sale facility as defined in the Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009, among IPL, IPL Funding Corporation, as the Seller, Indianapolis Power & Light Company, as the Collection Agent, Royal Bank of Scotland plc, as the Agent, the Liquidity Providers and Windmill Funding Corporation (“Receivables Sale Agreement”), which matures May 24, 2011. The Liquidity Providers and Windmill Funding Corporation, collectively, are referred to as the “Purchasers”. Pursuant to the terms of the Receivables Sale Agreement, the Purchasers agree to purchase from IPL Funding, on a revolving basis, interests in the pool of receivables purchased from IPL up to the lesser of (1) an amount determined pursuant to the sale facility that takes into account certain eligibility requirements and reserves relating to the receivables, or (2) $50 million. As of December 31, 2010 and December 31, 2009 that amount was $50 million and $40.5 million, respectively. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold to the maximum amount permitted by the sale facility. IPL Funding is included in the Consolidated Financial Statements of IPALCO.

Prior to 2010, accounts receivable on IPALCO’s consolidated balance sheets were stated net of the amounts sold. Because the Purchasers bought an undivided percentage ownership interest in the pool of receivables, which is senior to IPL Funding’s retained interest, the adoption of the updates to ASC 860 requires the arrangement to be treated as a collateralized borrowing prospectively for financial reporting purposes, rather than as a sale, as was allowed under the previous accounting guidance. As such, we have included the $50 million of accounts receivable on our December 31, 2010 consolidated balance sheet to show the amount sold under this arrangement and have recorded a related short term debt obligation of $50 million. ASC 860 also requires specific disclosures for transfers of financial assets to the extent they are considered material to the financial statements. Taking into consideration the obligation to the Purchasers is now treated as debt on IPALCO’s consolidated balance sheet, the following discussion addresses those disclosures that management believes are material to the financial statements.

During the year ended December 31, 2010, IPL Funding’s total accounts receivable eligible for sale to the Purchasers increased from $40.5 million to $50 million. As such, the Purchasers purchased an additional $9.5 million ownership interest in the receivables from IPL Funding for $9.5 million. This $9.5 million cash receipt is reflected in the accompanying consolidated statement of cash flows under Cash Flows from Financing Activities as a short-term debt borrowing. The $40.5 million sold to the Purchasers as of December 31, 2009, that was reflected as a reduction of accounts receivable on the accompanying consolidated balance sheet, which was replaced with revolving sales of 2010 receivables to the Purchasers, did not result in any actual cash flows between IPL Funding and the Purchasers and therefore has no impact on the consolidated statement of cash flows.

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

The total fees paid to the Purchasers recognized on the sales of receivables were $0.9 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively. These amounts were included in Other operating expense on the Consolidated Statement of Income in 2009 and are included in Other interest beginning in 2010.

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

Under the sale facility, if IPL fails to maintain certain financial covenants including but not limited to interest coverage and debt-to-capital ratios, it would constitute a “termination event.” As of December 31, 2010, IPL was in compliance with such covenants.

In the event that IPL’s unsecured credit rating falls below BBB- at S&P or Baa3 at Moody’s Investors Service, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a “lock-box” event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of additional interests in receivables and cause all proceeds of the purchased interests to be used to reduce the Purchaser’s investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased interests in receivables ($50 million as of December 31, 2010).

Line of Credit

In December 2010, IPL entered into a $250 million unsecured revolving credit facilities credit agreement (the “Credit Agreement”) by and among IPL, the Lenders (see below), PNC Bank, National Association, in its capacity as administrative agent for the Lenders under this Agreement, PNC Capital Markets LLC, Sole Bookrunner and Sole Lead Arranger, Bank of America, N.A., as Syndication Agent, and Union Bank, N.A., as Documentation Agent. The Lenders include PNC Bank, National Association; Bank of America, N.A.; Union Bank, N.A.; JPMorgan Chase Bank, N.A.; U.S. Bank National Association; The Huntington National Bank; and Fifth Third Bank. The Credit Agreement includes two facilities: (i) a $209.4 million committed line of credit for letters of credit, working capital and general corporate purposes and (ii) a $40.6 million liquidity facility, which is dedicated for the sole purpose of providing liquidity for certain variable rate unsecured debt issued on behalf of IPL. The Credit Agreement matures on December 14, 2015 and bears interest at variable rates as defined in the Credit Agreement. Prior to execution, IPL and IPALCO had existing general banking relationships with the parties in this agreement. The newly executed Credit Agreement was entered into to replace IPL’s previously existing $150 million credit agreement. As of December 31, 2010 and 2009, IPL did not have any outstanding borrowings on the committed line of credit, but had $40 million of outstanding borrowings on the liquidity facility.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2010, are as follows:

Year	Amount
(In Thousands)
2011	$375,000
2012	-
2013	110,000
2014	-
2015	40,000
Thereafter	1,187,650
Total	$1,712,650

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

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the year ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In Thousands)
Unrecognized tax benefits at January 1	$7,947	$7,756	$21,582
Gross increases - current period tax positions	753	753	754
Gross decreases - prior period tax positions	(3,943)	(562)	(7,535)
Settlements	-	-	(7,045)
Unrecognized tax benefits at December 31	$4,757	$7,947	$7,756

The unrecognized tax benefits at December 31, 2010, represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of the deductions will not affect the annual effective tax rate but would accelerate the tax payments to an earlier period.

Tax-related interest expense and income is reported as part of the provision for federal and state income taxes. Penalties, if incurred, would also be recognized as a component of tax expense. As of December 31, 2010 and 2009, IPALCO has recorded a liability for interest of $0.0 million and $0.7 million, respectively. The income tax provision includes interest expense/(income) of ($0.7 million), $0.1 million, and ($2.0 million) for the years ended December 31, 2010, 2009 and 2008, respectively.

Federal and state income taxes charged to income are as follows:

	2010	2009	2008
	(In Thousands)
Charged to utility operating expense
Current income taxes:
Federal	$61,999	$74,472	$71,012
State	18,818	21,200	19,973
Total current income taxes	80,817	95,672	90,985
Deferred income taxes:
Federal	(4,697)	(17,794)	(8,428)
State	1,539	(1,884)	1,002
Total deferred income taxes	(3,158)	(19,678)	(7,426)
Net amortization of investment credit	(1,720)	(2,059)	(2,439)
Total charge to utility operating expenses	75,939	73,935	81,120
Charged to other income and deductions:
Current income taxes:
Federal	(19,239)	(20,267)	(25,606)
State	(5,291)	(5,370)	(6,829)
Total current income taxes	(24,530)	(25,637)	(32,435)
Deferred income taxes:
Federal	(692)	(368)	(326)
State	(188)	(98)	(86)
Total deferred income taxes	(880)	(466)	(412)
Net credit to other income and deductions	(25,410)	(26,103)	(31,847)
Total federal and state income tax provisions	$50,529	$47,832	$48,273

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2010	2009	2008

Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	7.7	7.9	7.6
Amortization of investment tax credits	(1.4)	(1.7)	(2.0)
Preferred dividends of subsidiary	0.9	1.0	0.9
Depreciation flow through and amortization	0.5	1.8	2.8
Manufacturers’ Production Deduction (Sec. 199)	(3.4)	(2.7)	(2.5)
Change in tax reserves	(0.3)	0.0	(1.1)
Other - net	0.7	(0.9)	(0.4)
Effective tax rate	39.7%	40.4%	40.3%

Internal Revenue Code Section 199 permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. IPL’s electric production activities qualify for this deduction. The deduction was equal to 6% of qualifying production activity income in 2008 and 2009 and increased to 9% of qualifying production activity income beginning in 2010 and thereafter. The tax benefit associated with the Internal Revenue Code Section 199 domestic production deduction for 2009 and 2008 was $2.8 million and $3.1 million, respectively. The benefit for 2010 is estimated to be $4.3 million.

The significant items comprising IPALCO’s net accumulated deferred tax liability recognized on the audited Consolidated Balance Sheets as of December 31, 2010 and 2009, are as follows:

	2010	2009
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$503,599	$505,591
Regulatory assets recoverable through future rates	163,933	154,269
Other	5,586	5,227
Total deferred tax liabilities	673,118	665,087
Deferred tax assets:
Investment tax credit	4,633	5,467
Regulatory liabilities including ARO	214,945	204,193
Employee benefit plans	81,900	79,902
Other	9,709	10,122
Total deferred tax assets	311,187	299,684
Accumulated net deferred tax liability	361,931	365,403
Less: Net current deferred tax asset	(11,313)	(9,550)
Accumulated deferred income taxes - net	$373,244	$374,953

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

Approximately 90% of IPL’s active employees are covered by the Employees’ Retirement Plan of Indianapolis Power & Light Company (“Defined Benefit Pension Plan”) as well as the Employees’ Thrift Plan of Indianapolis Power & Light Company (“Thrift Plan”). The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 10% of active employees are covered by the AES Retirement Savings Plan. The AES Retirement Savings Plan (“RSP”) is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while International Brotherhood of Electrical Workers (“IBEW”) physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. Beginning in 2007, IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan. This lump sum is in addition to the IPL match of participant contributions up to 5% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee’s pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan of Indianapolis Power & Light Company (“Supplemental Retirement Plan”). The total number of participants in the plan as of December 31, 2010 is 28. The plan is closed to new participants.

IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 193 active employees and 112 retirees (including spouses) were receiving such benefits or entitled to future benefits as of December 31, 2010. The plan is unfunded.

	Pension benefits as of December 31,		Other postretirement benefits as of December 31,
	2010	2009	2010	2009
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at beginning Measurement Date (see below)	$548,779	$527,741	$5,082	$13,083
Adjustment due to adoption of ASC 715: Service cost and interest cost during gap period	-	-	-	-
Service cost	6,590	6,319	347	681
Interest cost	31,577	32,066	283	470
Plan Settlements	(359)	(454)	-	-
Actuarial (gain) loss	39,275	11,629	(53)	(4,524)
Amendments (primarily increases in pension bands)	11,223	-	(47)	(4,264)
Benefits paid	(29,677)	(28,522)	(621)	(365)
Projected benefit obligation at ending Measurement Date	607,408	548,779	4,991	5,081
Change in plan assets:
Fair value of plan assets at beginning Measurement Date	367,463	305,508	-	-
Actual return on plan assets	46,483	70,804	-	-
Employer contributions	28,701	20,127	621	365
Plan Settlements	(359)	(454)	-	-
Benefits paid	(29,677)	(28,522)	(621)	(365)
Fair value of plan assets at ending Measurement Date	412,611	367,463	-	-
Funded status	$(194,797)	$(181,316)	$(4,991)	$(5,081)
Amounts recognized in the statement of financial position under ASC 715:
Current liabilities	$-	$-	$(504)	$(586)
Noncurrent liabilities	(194,797)	(181,316)	(4,487)	(4,495)
Net amount recognized	$(194,797)	$(181,316)	$(4,991)	$(5,081)
Sources of change in regulatory assets(1):
Prior service cost (credit) arising during period	$11,223	$-	$(47)	$(4,264)
Net loss (gain) arising during period	22,042	(35,024)	(53)	(4,524)
Amortization of prior service (cost) credit	(3,476)	(3,523)	311	339
Recognition of gain (loss) due to settlement	(204)	(256)	-	-
Amortization of gain (loss)	(11,838)	(16,279)	176	102
Total recognized in regulatory assets(1)	$17,747	$(55,082)	$387	$(8,347)
Total amounts included in accumulated other comprehensive income (loss)	NA(1)	NA(1)	NA(1)	NA(1)
Amounts included in regulatory assets and liabilities(1)
Net loss (gain)	$207,945	$197,945	$(3,730)	$(3,853)
Prior service cost (credit)	34,996	27,249	(3,840)	(4,104)
Total amounts included in regulatory assets (liabilities)	$242,941	$225,194	$(7,570)	$(7,957)

(1)Represents amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid (accrued) benefit costs.

Effect of ASC 715

ASC 715 requires a portion of pension and other postretirement liabilities to be classified as current liabilities to the extent the following year’s expected benefit payments are in excess of the fair value of plan assets. As each Pension Plan has assets with fair values in excess of the following year’s expected benefit payments, no amounts have been classified as current. Therefore, the entire net amount recognized in IPALCO’s Consolidated Balance Sheets of $194.8 million is classified as a long-term liability. As there are no plan assets related to the other postretirement plan, the current other postretirement liability is equal to the following year’s expected other postretirement benefit payment of $0.5 million, resulting in a long-term other postretirement liability of $4.5 million.

Information for Pension Plans with a benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2010	2009
	(In Thousands)
Benefit obligation	$607,408	$548,779
Plan assets	412,612	367,463
Benefit obligation in excess of plan assets	$194,796	$181,316

IPL’s total benefit obligation in excess of plan assets was $194.8 million as of December 31, 2010 ($194.2 million Defined Benefit Pension Plan and $0.6 million Supplemental Retirement Plan).

Information for Pension Plans with an accumulated benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2010	2009
	(In Thousands)
Accumulated benefit obligation	$592,419	$535,452
Plan assets	412,612	367,463
Accumulated benefit obligation in excess of plan assets	$179,807	$167,989

IPL’s total accumulated benefit obligation in excess of plan assets was $179.8 million as of December 31, 2010 ($179.2 million Defined Benefit Pension Plan and $0.6 million Supplemental Retirement Plan).

Pension Benefits and Expense

The 2010 net actuarial loss of $22.0 million is comprised of two parts (net): (1) $17.2 million of pension asset actuarial gain is primarily due to the higher than expected return on assets, and (2) $39.2 million of pension liability actuarial loss is primarily due to a decrease in the discount rate that is used to value pension liabilities. The unrecognized net loss of $207.9 million in the Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”) has arisen over time primarily due to the long-term declining trend in corporate bond rates, the lower than expected return on assets during the year 2008, and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of participants, since ASC 715 was adopted. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 11 years based on estimated demographic data as of December 31, 2010. The projected benefit obligation of $607.4 million, less the fair value of assets of $412.6 million results in a funded status of ($194.8 million) at December 31, 2010.

	Pension benefits for years ended December 31,
	2010	2009	2008
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$6,590	$6,319	$5,248
Interest cost	31,577	32,066	30,293
Plan Settlements	204	256	546
Expected return on plan assets	(29,250)	(24,150)	(31,443)
Amortization of prior service cost	3,476	3,523	2,868
Recognized actuarial loss	11,838	16.279	1,366
Total pension cost	24,435	34,293	8,878
Less: amounts capitalized	2,321	2,469	747
Amount charged to expense	$22,114	$31,824	$8,131
Rates relevant to each year's expense calculation:
Discount rate - defined benefit pension plan	5.93%	6.26%	6.49%
Discount rate - supplemental retirement plan	5.27%/5.08% (1)	6.31%/5.06%(2)	6.49%/6.355%/7.18%(3)
Expected return on defined benefit pension plan assets	8.00%	8.00%	7.75%
Expected return on supplemental retirement plan assets	8.00%	8.00%	7.75%
(1)   5.27% for the period January 1, 2010 thru May 31, 2010, 5.08% for the settlement on May 31, 2010 and the period June 1, 2010 through December 31, 2010.
(2)   6.31% for the period January 1, 2009 thru November 30, 2009, 5.06% for the settlement on November 30, 2009 and the period December 1, 2009 thru December 31, 2009.
(3) 6.49% for the period January 1, 2008 thru January 31, 2008; 6.355% for the settlement on January 31, 2008 and the period February 1, 2008 thru July 31, 2008; and 7.18% for the settlement on July 31, 2008 and the period August 1, 2008 thru December 31, 2008.

Pension expense for the following year is determined as of the December 31st measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets and a discount rate used to determine the projected benefit obligation. In establishing our expected long-term rate of return assumption, we consider historical returns, as well as, the expected future weighted-average returns for each asset class based on the target asset allocation. For 2010, pension expense was determined using an assumed long-term rate of return on plan assets of 8.0%. As of the December 31, 2010 measurement date, IPL decreased the discount rate from 5.93% to 5.38% for the Defined Benefit Pension Plan and increased the discount rate from 5.08% to 5.09% for the Supplemental Retirement Plan. The discount rate assumption affects the pension expense determined for 2011. Due to settlement accounting, the discount rate for the supplemental plan which was initially 5.27% for the period January 1, 2010 through May 31, 2010, was decreased to 5.08% on May 31, 2010. In addition, IPL decreased the expected long-term rate of return on plan assets from 8.0% to 7.75% effective January 1, 2011. The expected long-term rate of return assumption affects the pension expense determined for 2011. The effect on 2011 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($1.4 million) and $1.3 million, respectively. The effect on 2011 total pension expense of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is ($4.2 million) and $4.2 million, respectively.

Expected amortization

The estimated net loss and prior service cost for the Pension Plans that will be amortized from the regulatory asset into net periodic benefit cost over the 2011 plan year are $13.3 million and $4.3 million, respectively (Defined Benefit Pension Plan of $13.2 million and $4.3 million, respectively; and the Supplemental Retirement Plan of $0.1 million and $0.0 million, respectively).

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

All of the Plan’s hedge funds report the net asset value (NAV) of the Plan’s interest based on the fair value of the hedge fund’s underlying investments as determined in accordance with the AICPA Accounting and Auditing Guide for Investment Companies.

Investments in hedge funds are valued utilizing the observable net asset values (NAVs) of the Plan’s interest as of year end, provided by the underlying hedge fund,  The Plan may redeem its ownership interests in hedge funds at NAV, with 65 days’ notice, on a quarterly basis.

The Plan’s investments in common/collective trusts are valued at the net asset value (NAV) of shares held by the Plan at year end.  The plan may redeem its shares of the common/collective trust funds at NAV daily.  These NAVs have been determined based on the market value of the underlying securities held by the common/collective trust funds.  The Plan’s investments in hedge funds have been recorded at fair value and are all categorized as Level 2 investments in the fair value hierarchy.

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

The investment management of the pension assets are managed with the following asset allocation guidelines:

	Lower Limit	Target Allocation	Upper Limit	Return(2)	Risk(3)
U.S. Large Cap Equities	20.0%	30.0%	40.0%	9.9%	15.0%
U.S. Mid Cap Equities	2.5%	5.0%	7.5%	10.8%	16.8%
U.S. Small Cap Equities	2.5%	5.0%	7.5%	11.6%	19.5%
International Equities	0.0%	10.0%	20.0%	9.5%	17.4%
Fixed Income - Core	20.0%	30.0%	40.0%	5.5%	3.9%
High Yield	5.0%	10.0%	15.0%	7.7%	9.6%
Real Estate Investment Trusts (1)	0.0%	5.0%	10.0%	10.0%	18.7%
Hedge Funds (1)	0.0%	5.0%	10.0%	9.6%	10.7%

(1) Alternative investments (combined) not to exceed 10%
(2) Expected long-term annual return
(3) Expected standard deviation

The fair values of the pension plan assets at December 31, 2010, by asset category are as follows:

	Fair Value Measurements at December 31, 2010
	(In Thousands)

Asset Category	Total	Level 1	Level 2%

Cash and cash equivalents	$69,345	$69,345	$-	17%

Equity securities:
U.S. small cap value	23,484	23,484	-	6%
U.S. small cap growth	213	213	-	-
U.S. small-mid cap growth	25,665	25,665	-	6%
U.S. mid cap core	346	346	-	-
U.S. large cap value (1)	38,936	22,256	16,680	9%
U.S. large cap growth (2)	41,344	21,623	19,721	10%
U.S. large cap core	42,251	42,251	-	10%
International developed markets (3)	36,163	36,163	-	9%
Preferred Stock	728	728	-	-
REIT - domestic	10,665	10,665	-	3%

Fixed Income securities:
International developed markets	59	59	-	-
International emerging markets	129	129	-	-
Government debt securities (4)	32,621	32,621	-	8%
High Yield	39,130	39,130	-	9%
Mortgage backed securities	6,724	6,724	-	2%
Asset backed securities	4,537	4,537	-	1%
Collateralized mortgage obligations	353	353	-	-
Corporate bonds (5)	23,884	23,884	-	6%

Other types of investments:
Equity long/short fund of funds hedge fund (6)	14,932	-	14,932	4%
Multi-strategy fund of funds hedge fund(7)	1,103	-	1,103	0%

TOTAL	$412,612	$360,176	$52,436	100%

(1) This category includes 43% of low-cost equity index funds that track the Russell 1000 Value index.
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

The fair values of the pension plan assets at December 31, 2009, by asset category are as follows:

	Fair Value Measurements at December 31, 2009
	(In Thousands)

Asset Category	Total	Level 1	Level 2%

Cash and cash equivalents	$15,697	15,697	-	4%

Equity securities:
U.S. small cap value	21,242	21,242	-	6%
U.S. small cap growth	178	178	-	-
U.S. small-mid cap growth	22,212	22,212	-	6%
U.S. mid cap core	276	276	-	-
U.S. large cap value (1)	32,634	18,183	14,451	9%
U.S. large cap growth (2)	35,323	18,410	16,913	10%
U.S. large cap core	55,217	55,217	-	15%
International developed markets (3)	29,609	29,609	-	8%
International emerging markets	5,254	5,254	-	1%
Preferred Stock	271	271	-	-
REIT - domestic	8,213	8,213	-	2%

Fixed Income securities:
International developed markets	237	237	-	-
International emerging markets	62	62	-	-
Government debt securities (4)	43,540	43,540	-	12%
High Yield	34,657	34,657	-	9%
Mortgage backed securities	9,817	9,817	-	3%
Asset backed securities	3,889	3,889	-	1%
Collateralized mortgage obligations	1,286	1,286	-	-
Corporate bonds (5)	32,002	32,002	-	9%

Other types of investments:
Equity long/short fund of funds hedge fund (6)	13,885	-	13,885	4%
Multi-strategy fund of funds hedge fund(7)	1,962	-	1,962	1%

TOTAL	$367,463	$320,252	$47,211	100%

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
(7) This category invests in multiple strategies to diversify risks and reduce volatility. The fund is currently in full liquidation.

Other Postretirement Benefits and Expense

	Other postretirement benefits for years ended December 31,
	2010	2009	2008
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$347	$681	$1,115
Interest cost	283	470	645
Amortization of prior service cost	(311)	(339)	(55)
Amortization of net gain (loss)	(176)	(102)	(18)
Total pension cost	143	710	1,687
Less: amounts capitalized	14	51	142
Amount charged to expense	$129	$659	$1,545

Discount rate - Other postretirement benefit plan	5.90%	5.79%/7.44%(1)	6.64%
Expected return on Other postretirement benefit plan assets	NA	NA	NA
(1) 5.79% for the period January 1, 2009 through March 18, 2009, and 7.44% for the settlement on March 18, 2009 and the period March 19, 2009 through December 31, 2009.

As of the December 31, 2010 measurement date, IPL decreased the discount rate from 5.90% to 5.47%. The discount rate assumption affects the other postretirement expense determined for 2011. The effect on 2011 total other postretirement expense of a 25 basis point increase and decrease in the assumed discount rate is ($20 thousand) and $20 thousand, respectively.

Health Care Cost Trend Rates

For measurement purposes, we assumed an annual rate of increase in the per capita cost of covered medical care benefits of 7.27% for 2011, gradually declining to 4.5% in 2029 and remaining level thereafter. In addition, we assumed an annual rate of increase in the per capita cost of covered prescription drugs of 7.27% for 2011, gradually declining to 4.5% in 2029 and then remaining level.

Effect of Change in Health Care Cost Trend Rates

	2010	2009
	(In Thousands)
Effect on total service cost and interest cost components:
One-percentage point increase	$111	$237
One-percentage point decrease	$(90)	$(193)
Effect on year-end benefit obligation:
One-percentage point increase	$700	$609
One-percentage point decrease	$(581)	$(506)

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

The Patient Protection and Affordable Care Act  of 2010

Excise taxes are potentially payable in 2018 and beyond for any "high cost plan" under the Patient Protection and Affordable Care Act.  Significant uncertainties exist regarding the excise tax on high cost plans.  Because of these uncertainties, calculation of a precise liability for this tax is impossible at this time.  IPL discussed with the plan actuary the potential approaches to estimate the potential range of liabilities.  Based on the makeup of plan participants and benefits, IPL estimates the effect of the excise tax to be a 0% change in liability.

The Patient Protection and Affordable Care Act was signed into law March 23, 2010. The elimination of lifetime maximum benefit limits and the addition of dependent children up to age 26 is not expected to significantly affect retiree claims. As changes are made to comply with this legislation, the resulting changes in cost will be reflected at that time.

Expected amortization

The estimated net gain and prior service credit for the other postretirement plan that will be amortized from the regulatory liability into net periodic benefit cost over the 2011 plan year are $170,058 and $314,744, respectively.

Pension Funding

We contributed $28.7 million, $20.1 million, and $56.7 to the Pension Plans in 2010, 2009, and 2008, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to revert back to IPL during 2011.

From a funding perspective, IPL’s funding target liability shortfall is estimated to be approximately $152 million as of January 1, 2011. The shortfall must be funded over seven years. In addition, IPL must also contribute the normal service cost earned by active participants during the plan year. The service cost is expected to be about $5.1 million in 2011. Then, each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. IPL is required to fund approximately $37 million during 2011. However, IPL may decide to contribute more than $37 million to meet certain funding thresholds. IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2010 and 2009 were $29.7 million and $28.5 million respectively. Benefit payments made by IPL for other postretirement obligations were $0.6 million and $0.4 million respectively. Projected benefit payments are expected to be paid out of the respective plans as follows:

Year	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
2011	$31,020	$503
2012	31,982	415
2013	33,176	367
2014	34,538	342
2015	35,973	247
2016 through 2020 (in total)	200,766	820

Voluntary Early Retirement Programs

In conjunction with the AES acquisition, IPL implemented three Voluntary Early Retirement Programs (“VERPs”) which offered eligible employees enhanced retirement benefits upon early retirement. Participation in the VERPs was accepted by 551 qualified employees, who elected actual retirement dates between March 1, 2001, and August 1, 2004. Additionally, we currently intend to provide postretirement medical and life insurance benefits to the retirees in the first VERP until age 55; at which time they will be eligible to receive similar benefits from the independent Voluntary Employee Beneficiary Association Trust (“VEBA Trust”). IPL reserves the right to modify or terminate any of the postretirement health care and life insurance benefits provided by IPL. IPL also provides postretirement medical and life insurance benefits to the retirees in the second and third VERPs from their retirement until age 62. The additional cost was initially estimated to be $7.5 million to be amortized over 8 years.

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

Due to the plan changes effective January 1, 2011, an additional $47 thousand negative prior service cost base was created as of December 31, 2010. This amount is amortized over 12 years.

Defined Contribution Plans

All of IPL’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 90% of IPL’s active employees are covered by the Thrift Plan. The Thrift Plan is a qualified defined contribution plan. All union new hires are covered under the Thrift Plan.

Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 4% of the participant’s base compensation, except for employees hired after October 20, 2000 who are members of the clerical-technical unit; and employees hired on or after December 19, 2005 who are members of the physical bargaining unit of the IBEW union, who are not eligible for postretirement health care benefits; whose contributions are matched up to 5% of their base compensation. Beginning in 2007, the IBEW clerical-technical union new hires, in addition to the IPL match, receive an annual lump sum company contribution into the Thrift Plan. Employer contributions to the Thrift Plan were $2.9 million, $2.9 million and $2.8 million for 2010, 2009 and 2008, respectively.

The AES Retirement Savings Plan

Approximately 10% of IPL’s active employees are covered by the RSP. The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while union new hires are covered under the Thrift Plan. Participants elect to make contributions to the RSP based on a percentage of their taxable compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s taxable compensation. In addition, the RSP has a profit sharing component whereby IPL contributes a percentage of each employee’s annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board of Directors on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the RSP were $0.7 million, $2.3 million and $2.0 million for 2010, 2009 and 2008, respectively.

13. COMMITMENTS AND CONTINGENCIES

Legal Loss Contingencies

IPL is a defendant in a little less than one hundred pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant” in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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

IPL has been, and will continue to be, subject to routine audits with respect to its compliance with applicable reliability standards. In March 2010, one of the FERC-certified reliability organizations responsible for developing and maintaining reliability standards, ReliabilityFirst Corporation (“RFC”), conducted a compliance audit of IPL’s operations. On July 6, 2010, RFC issued a Compliance Audit Report to IPL in which it alleged certain Possible Violations of reliability standards. IPL is in the process of implementing mitigation plans for each of the alleged violations and is currently in settlement discussions with RFC. While we are hopeful that we can settle all of the alleged violations, it is possible that a final determination that IPL violated one or more of these standards could subject IPL to civil fines imposed by FERC. It is not possible to predict what the impact will be to IPL at this stage, but it could be material.

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

Environmental Loss Contingencies

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits.

New Source Review

In October 2009, IPL received a Notice of Violation (“NOV”) and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleges violations of the CAA at IPL’s three coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and nonattainment New Source Review requirements under the CAA. Since receiving the letter, IPL management has met with the EPA staff and is currently in discussions with the EPA regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard.

Contractual Contingency

Under IPL’s $40 million interest rate hedge agreement, an event of default by either party, including, but not limited to, insolvency of either IPL, the counterparty, or the insurer of the hedge (Ambac Assurance Corporation), could result in the termination of the agreement and the payment of settlement amounts, as defined in the agreement, between the parties. No such conditions presently exist. The fair value of this hedge as of December 31, 2010 was a liability to IPL of approximately $9.4 million.

14. RELATED PARTY TRANSACTIONS

IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. IPL is not self-insured on property insurance with the exception of a $5 million self-insured retention per occurrence. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third party insurance company. The premiums paid to this third party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by the third party administrator. This trust fund pays aggregate claims up to $30 million. Claims above the $30 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies provide coverage of $1 billion per occurrence. The cost to IPL of coverage under this program was approximately $4.0 million, $3.9 million, and $3.6 million in 2010, 2009, and 2008, respectively, and is recorded in Other operating expenses on the accompanying Consolidated Statements of Income. As of both December 31, 2010 and 2009, we had prepaid approximately $1.7 million, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $21.0 million, $20.5 million, and $21.0 million in 2010, 2009 and 2008, respectively and is recorded in Other operating expenses on the accompanying Consolidated Statements of Income. As of December 31, 2010 and 2009 we had prepaid approximately $2.8 million and $0.5 million for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable/(payable) balance under this agreement of $6.0 million and $1.2 million as of December 31, 2010, and 2009, respectively, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

Long-term Compensation Plan

During 2010, 2009 and 2008, many of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units and options to purchase shares of AES common stock. In 2008, the plan also included options to purchase shares of AES common stock. All three of such components vest in thirds over a three year period and the terms of the AES restricted stock units also include a five year minimum holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2010, 2009 and 2008 was $1.7 million, $1.4 million and $3.0 million, respectively and was included in Other Operating Expenses on IPALCO’s Consolidated Statements of Income. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPALCO’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation - Stock Compensation.”

See also “The AES Retirement Savings Plan” included in Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO for a description of benefits awarded to IPL employees by AES under the RSP.

15. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. The nonutility category primarily includes the 2011 IPALCO Notes and the 2016 IPALCO Notes; approximately $8.5 million and $6.3 million of nonutility cash and cash equivalents, as of December 31, 2010 and 2009 respectively; short-term and long-term nonutility investments (including the 4.4% ownership interest in EnerTech) of $6.2 million and $7.8 million at December 31, 2010 and 2009, respectively; and income taxes and interest related to those items. Nonutility assets represented less than 1% of IPALCO’s total assets as of December 31, 2010 and 2009. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

The following table provides information about IPALCO’S business segments (in millions):

	2010			2009			2008
	Electric	All Other	Total	Electric	All Other	Total	Electric	All Other	Total

Operating revenues	$1,145	-	$1,145	$1,068	-	$1,068	$1,079	-	$1,079
Depreciation and amortization	164	-	164	162	-	162	161	-	161
Income taxes	76	(25)	51	74	(26)	48	80	(32)	48
Net income	120	(40)	80	113	(39)	74	123	(48)	75
Property - net of depreciation	2,362	-	2,362	2,322	-	2,322	2,341	-	2,341
Capital expenditures	176	-	176	115	-	115	107	-	107

16. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2010 and 2009, by quarter, are as follows:

	2010
	March 31	June 30	September 30	December 31
	(In Thousands)
Utility operating revenue	$288,037	$275,047	$305,675	$276,144
Utility operating income	49,605	38,038	52,262	32,533
Net income	26,748	14,273	29,842	9,084

	2009
	March 31	June 30	September 30	December 31
	(In Thousands)
Utility operating revenue	$289,728	$261,339	$265,902	$251,112
Utility operating income	48,750	35,673	46,456	39,078
Net income	24,104	11,620	23,026	15,018

The quarterly figures reflect seasonal and weather-related fluctuations that are normal to IPL’s operations.

************

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of
Indianapolis Power & Light Company

We have audited the accompanying consolidated balance sheets of Indianapolis Power & Light Company and subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indianapolis Power & Light Company and subsidiary at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 25, 2011

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in the Financial Statements and Supplementary Data:

1995B Bonds	$40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project
2011 IPALCO Notes	$375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011
2016 IPALCO Notes	$400 million of 7.25% Senior Secured Notes due April 1, 2016
AES	The AES Corporation
ARO	Asset Retirement Obligations
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASM	Ancillary Services Market
CAIR	Clean Air Interstate Rule
CAMR	Clean Air Mercury Rule
CCT	Clean Coal Technology
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Charges
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the United States
IBEW	International Brotherhood of Electrical Workers
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IPL Funding	IPL Funding Corporation
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
Midwest ISO	Midwest Independent Transmission System Operator, Inc.
NOV	Notice of Violation
NOx	Nitrogen Oxides
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
Purchasers	Royal Bank of Scotland plc and Windmill Funding Corporation
Receivables Sale Agreement	Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009, among IPL, IPL Funding Corporation, as the Seller, Indianapolis Power & Light Company, as the collection Agent, Royal Bank of Scotland plc, as the Agent, the Liquidity Providers and Windmill Funding Corporation
RFC	Reliability First Corporation
RSG	Revenue Sufficiency Guarantee
RSP	The AES Retirement Savings Plan
SFAS	Statement of Financial Accounting Standards
SO2	Sulfur Dioxides
Supplemental Retirement Plan	Supplemental Retirement Plan of Indianapolis Power & Light Company
S&P	Standard & Poors
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company
VEBA Trust	Voluntary Employee Beneficiary Association Trust
VERPs	Voluntary Early Retirement Programs

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Income
For the Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	2010	2009	2008

OPERATING REVENUES	$1,144,903	$1,068,081	$1,079,113

OPERATING EXPENSES:
Operation:
Fuel	322,541	276,422	268,997
Other operating expenses	196,166	200,890	190,871
Power purchased	55,456	46,646	57,220
Maintenance	118,883	102,332	97,056
Depreciation and amortization	164,102	162,167	161,022
Taxes other than income taxes	39,378	35,732	40,934
Income taxes - net	75,939	73,935	81,120
Total operating expenses	972,465	898,124	897,220
OPERATING INCOME	172,438	169,957	181,893

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	3,990	2,024	1,104
Miscellaneous income and (deductions) - net	(1,693)	(1,477)	(1,810)
Income tax benefit (expense) applicable to nonoperating income	252	(98)	1,072
Total other income and (deductions) - net	2,549	449	366

INTEREST AND OTHER CHARGES:
Interest on long-term debt	53,363	55,626	57,223
Other interest	2,136	1,391	1,579
Allowance for borrowed funds used during construction	(2,437)	(1,608)	(1,188)
Amortization of redemption premiums and expense on debt	2,137	1,886	1,564
Total interest and other charges-net	55,199	57,295	59,178
NET INCOME	119,788	113,111	123,081
PREFERRED DIVIDEND REQUIREMENTS	3,213	3,213	3,213
NET INCOME APPLICABLE TO COMMON STOCK	$116,575	$109,898	$119,868

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Balance Sheets
(In Thousands)

	December 31, 2010	December 31, 2009
ASSETS
UTILITY PLANT:
Utility plant in service	$4,096,883	$4,020,492
Less accumulated depreciation	1,878,747	1,788,588
Utility plant in service - net	2,218,136	2,231,904
Construction work in progress	129,634	76,472
Spare parts inventory	12,737	12,309
Property held for future use	1,002	991
Utility plant - net	2,361,509	2,321,676

OTHER ASSETS:
Investment in long term debt securities	41,669	42,000
Other - At cost, less accumulated depreciation	902	861
Other assets - net	42,571	42,861

CURRENT ASSETS:
Cash and cash equivalents	23,253	41,715
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $2,218 and $2,143, respectively)(Note 10)	140,538	86,585
Fuel - at average cost	37,369	38,203
Materials and supplies - at average cost	51,524	49,926
Deferred tax asset - current	11,291	10,233
Regulatory assets	-	4,828
Prepayments and other current assets	20,026	9,476
Total current assets	284,001	240,966

DEFERRED DEBITS:
Regulatory assets	416,749	395,651
Miscellaneous	14,310	14,291
Total deferred debits	431,059	409,942
TOTAL	$3,119,140	$3,015,445

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s equity:
Common Stock	$324,537	$324,537
Paid in capital	12,579	11,610
Retained earnings	422,364	417,311
Accumulated other comprehensive loss	(197)	-
Total common shareholder’s equity	759,283	753,458
Cumulative preferred stock	59,784	59,784
Long-term debt	936,626	936,602
Total capitalization	1,755,693	1,749,844

CURRENT LIABILITIES:
Short-term debt (Note10)	50,000	-
Accounts payable	83,358	61,495
Accrued expenses	22,848	22,029
Accrued real estate and personal property taxes	16,812	23,631
Regulatory Liabilities	8,862	13,863
Accrued interest	19,763	19,409
Customer deposits	20,772	18,816
Other current liabilities	9,986	9,198
Total current liabilities	232,401	168,441

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Accumulated deferred income taxes - net	373,017	374,555
Non-current income tax liability	4,757	8,618
Regulatory liabilities	516,992	492,000
Unamortized investment tax credit	11,433	13,153
Accrued pension and other postretirement benefits	199,288	185,810
Miscellaneous	25,559	23,024
Total deferred credits and other long-term liabilities	1,131,046	1,097,160

COMMITMENTS AND CONTINGENCIES (Note 13)
TOTAL	$3,119,140	$3,015,445

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Cash Flows
(In Thousands)

	2009	2008	2007

CASH FLOWS FROM OPERATIONS:
Net income	$119,788	$113,111	$123,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,300	157,814	152,251
Amortization of regulatory assets	6,777	7,726	11,598
Deferred income taxes and investment tax credit adjustments - net	(4,884)	(21,890)	(11,873)
Allowance for equity funds used during construction	(3,795)	(1,807)	(954)
Change in certain assets and liabilities:
Accounts receivable	(13,461)	266	(16,303)
Fuel, materials and supplies	(764)	(9,093)	(12,854)
Income taxes receivable or payable	(6,410)	(3,060)	8,583
Financial transmission rights	(1,214)	4,353	(3,745)
Accounts payable and accrued expenses	28,155	533	12,939
Accrued real estate and personal property taxes	(6,819)	(3,180)	6,534
Accrued interest	354	2,658	1,041
Pension and other postretirement benefit expenses	13,473	(48,860)	144,890
Short-term and long-term regulatory assets and liabilities	(32,475)	75,241	(209,737)
Other - net	5,703	4,301	8,206
Net cash provided by operating activities	265,728	278,113	213,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(176,440)	(115,363)	(106,906)
Purchase of long-term investments	-	(40,000)	(115,072)
Proceeds from sales and maturities of short-term investments	-	40,436	74,555
Proceeds from sales of assets	-	84	541
Grants under the American Recovery and Reinvestment act of 2009	5,130	-	-
Other	(6,013)	(7,196)	(4,544)
Net cash used in investing activities	(177,323)	(122,039)	(151,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	9,508	97,700	82,191
Short-term debt repayments	(40,000)	(150,391)	(30,500)
Long-term borrowings	40,000	171,850	-
Retirement of long-term debt	-	(131,850)	-
Dividends on common stock	(111,522)	(107,644)	(104,547)
Dividends on preferred stock	(3,213)	(3,213)	(3,213)
Other	(1,640)	(2,077)	(928)
Net cash used in financing activities	(106,867)	(125,625)	(56,997)
Net change in cash and cash equivalents	(18,462)	30,449	5,234
Cash and cash equivalents at beginning of period	41,715	11,266	6,032
Cash and cash equivalents at end of period	$23,253	$41,715	$11,266

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$52,114	$53,953	$57,184
Income taxes	$86,900	$98,750	$82,583

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Common Shareholder’s Equity
For the Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Total
2008
Beginning Balance	$324,537	$8,636	$400,147	$		$733,320
Comprehensive Income attributable to common stock:
Net income applicable to common stock			123,081			123,081
Total Comprehensive Income attributable to common stock						123,081

Adjustment for the adoption of SFAS 158, net of income taxes of $281			(411)			(411)
Cash dividends declared:
Common stock			(104,547)			(104,547)
Cumulative preferred stock			(3,213)			(3,213)
Contributions from IPALCO		1,803				1,803
Balance at December 31, 2008	$324,537	$10,439	$415,057		$-	$750,033
2009
Comprehensive Income attributable to common stock:
Net income applicable to common stock			113,111			113,111
Total Comprehensive Income attributable to common stock						113,111

Cash dividends declared:
Common stock			(107,644)			(107,644)
Cumulative preferred stock			(3,213)			(3,213)
Contributions from IPALCO		1,171				1,171
Balance at December 31, 2009	$324,537	$11,610	$417,311		$-	$753,458
2010
Comprehensive Income attributable to common stock:
Net income applicable to common stock			119,788			119,788
Unrealized loss on available for sale investment, net of income taxes of $134					(197)	(197)
Total Comprehensive Income attributable to common stock						119,591

Cash dividends declared:
Common stock			(111,522)			(111,522)
Cumulative preferred stock			(3,213)			(3,213)
Contributions from IPALCO		969				969
Balance at December 31, 2010	$324,537	$12,579	$422,364		$(197)	$759,283

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2010, 2009 and 2008

1. ORGANIZATION

Indianapolis Power & Light Company (“IPL”) was incorporated under the laws of the state of Indiana in 1926. All of the outstanding common stock of IPL is owned by IPALCO Enterprises, Inc. (“IPALCO”). IPALCO is a wholly-owned subsidiary of The AES Corporation (“AES”). IPALCO was acquired by AES in March 2001. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two combustion turbines at a separate site that are all used for generating electricity. IPL’s net electric generation capability for winter is 3,492 megawatts and net summer capability is 3,353 megawatts.

IPL Funding Corporation (“IPL Funding”) is a special-purpose entity and a wholly owned subsidiary of IPL and is included in the audited Consolidated Financial Statements of IPL. IPL formed IPL Funding in 1996 to sell, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL to third party purchasers in exchange for cash (see Accounts Receivable Securitization in Note 10, “Indebtedness”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

IPL’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and in conjunction with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of IPL and its unregulated subsidiary, IPL Funding. All intercompany items have been eliminated in consolidation. Certain costs for shared resources amongst IPL and IPALCO, such as labor and benefits, are allocated to each entity based on allocation methodologies that management believes to be reasonable. We have evaluated subsequent events through the date this report is issued.

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

Regulation

The retail utility operations of IPL are subject to the jurisdiction of the Indiana Utility Regulatory Commission (“IURC”). IPL’s wholesale power transactions are subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”). These agencies regulate IPL’s utility business operations, tariffs, accounting, depreciation allowances, services, security issues and the sale and acquisition of utility properties. The financial statements of IPL are based on GAAP, including the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of these agencies. See also Note 7, “Regulatory Assets and Liabilities” for a discussion of specific regulatory assets and liabilities.

Revenues and Accounts Receivable

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, IPL uses complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, IPL estimates line losses on a monthly basis. At December 31, 2010 and 2009, customer accounts receivable include unbilled energy revenues of $57.4 million and $48.7 million, respectively, on a base of annual revenue of $1.1 billion in each of 2010 and 2009. Our provision for doubtful accounts included in OPERATING EXPENSES - Other operating expenses on the accompanying Consolidated Statements of Income was $4.0 million, $4.5 million and $4.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

IPL’s basic rates include a provision for fuel costs as established in IPL’s most recent rate proceeding, which last adjusted IPL’s rates in 1996. IPL is permitted to recover actual costs of purchased power and fuel consumed, subject to certain restrictions. This is accomplished through quarterly Fuel Adjustment Charge (“FAC”) proceedings, in which IPL estimates the amount of fuel and purchased power costs in future periods. Through these proceedings, IPL is also permitted to recover, in future rates, underestimated fuel and purchased power costs from prior periods, subject to certain restrictions, and therefore the over or underestimated costs are deferred or accrued and amortized into fuel expense in the same period that IPL’s rates are adjusted.

In addition, we are one of many transmission owners of the Midwest Independent Transmission System Operator, Inc. (“Midwest ISO”), a regional transmission organization which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. In the Midwest ISO market, IPL offers its generation and bids its demand into the market on an hourly basis. The Midwest ISO settles these hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand throughout the Midwest ISO region. The Midwest ISO evaluates the market participants’ energy offers and demand bids to economically and reliably dispatch the entire Midwest ISO system on a five-minute basis. IPL accounts for these hourly offers and bids, on a net basis, in OPERATING REVENUES when in a net selling position and in OPERATING EXPENSES - Power Purchased when in a net purchasing position.

Contingencies

IPL accrues for loss contingencies when the amount of the loss is probable and estimable. IPL is subject to various environmental regulations, and is involved in certain legal proceedings. If IPL’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition, and cash flows; although that has not been the case during the periods covered by this report. As of December 31, 2010 and 2009, total loss contingencies accrued were $2.3 million and $2.0 million, respectively, which were included in Other Current Liabilities on the accompanying Consolidated Balance Sheets.

Concentrations of Risk

Substantially all of IPL’s customers are located within the Indianapolis area. In addition, approximately 66% of IPL’s full-time employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL’s current contract with the physical unit expires on December 3, 2012 and the contract with the clerical-technical unit expires February 10, 2014. Additionally, IPL has long-term coal contracts with five suppliers, with about 45% of our existing coal under contract coming from one supplier. Substantially all of the coal is currently mined in the state of Indiana.

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 8.8%, 8.8%, and 8.7% during 2010, 2009, and 2008, respectively.

Utility Plant and Depreciation

Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 4.0%, 4.0%, and 3.9% during 2010, 2009 and 2008, respectively. Depreciation expense was $160.5 million, $156.9 million, and $151.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Derivatives

We have only limited involvement with derivative financial instruments and do not use them for trading purposes. IPL accounts for its derivatives in accordance with ASC 815 “Derivatives and Hedging.” IPL has one interest rate swap agreement, which is recognized on the audited Consolidated Balance Sheets at its estimated fair value as a liability of approximately $9.4 million and $8.2 million as of December 31, 2010 and 2009, respectively. IPL entered into this agreement as a means of managing the interest rate exposure on a $40 million unsecured variable-rate debt instrument. The swap was approved by the IURC as part of IPL’s 1994 financing order. In accordance with ASC 980, IPL recognized a regulatory asset equal to the value of the interest rate swap, which is adjusted as that fair value changes. The settlement amounts from the swap agreement are reported in the financial statements as a component of interest expense. Management uses standard market conventions, in accordance with ASC 820 “Fair Value Measurements and Disclosures,” to determine the fair value of the interest rate swap.

In addition, IPL has entered into contracts involving the physical delivery of energy and fuel. Because these contracts qualify for the normal purchases and normal sales scope exception in ASC 815, IPL has elected to account for them as accrual contracts, which are not adjusted for changes in fair value.

Fuel, Materials and Supplies

We maintain coal, fuel oil, materials and supplies inventories for use in the production of electricity. These inventories are accounted for at the lower of cost or market, using the average cost.

Emissions Allowances

IPL uses environmental air emissions allowances to meet standards set forth by the EPA related to emission of Sulfur Dioxide (“SO2“) and Nitrogen Oxide (“NOx“) gases. The majority of IPL’s SO2 and NOx environmental air emissions allowances were granted to IPL by the EPA at no cost and are therefore recorded at a zero basis. IPL accounts for environmental air emissions allowances as intangible assets and records expenses for allowances using a First In First Out method. The total book value of SO2 and NOx emissions allowances, included in DEFERRED DEBITS - Miscellaneous on the accompanying Consolidated Balance Sheets, as of December 31, 2010 and 2009 was $0.0 million and $0.9 million, respectively.

Income Taxes

IPL includes any applicable interest and penalties related to income tax deficiencies or overpayments in the provision for income taxes in its Consolidated Statements of Income. The income tax provision includes gross interest income/(expense) of $0.7 million. ($0.1 million) and $2.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Other Investments

We evaluate the recoverability of investments in unconsolidated subsidiaries and other investments when events or changes in circumstances indicate the carrying amount of the asset is other than temporarily impaired. An investment is considered impaired if the fair value of the investment is less than its carrying amount. Impairment losses are recognized when an impairment is considered to be other than temporary. Impairments are considered to be other than temporary when we do not expect to recover the investment’s carrying amount for a reasonable period of time. In making this determination, we consider several factors, including, but not limited to, the intent and ability to hold the investment, the severity of the impairment, the duration of the impairment and the entity’s historical and projected financial performance. Once an investment is considered other than temporarily impaired and an impairment loss is recognized, the carrying amount of the investment is not adjusted for any subsequent recoveries in fair value.

Repair and Maintenance Costs

Repair and maintenance costs are expensed as incurred.

Per Share Data

IPL is a wholly-owned subsidiary of IPALCO and does not report earnings on a per-share basis.

New Accounting Pronouncements

Financial Accounting Standards Board Accounting Standards Codification 860

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 166 “Accounting for Transfers of Financial Assets,” which amends SFAS 140 and changed the accounting rules for certain sales of accounts receivable effective January 1, 2010, among other things. IPL has one such arrangement that was impacted by SFAS 166. As a result of the adoption of SFAS 166, now known as Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 860, the accounts receivable sale arrangement between IPL, IPL Funding Corporation (“IPL Funding”) and third party purchasers is now treated as a collateralized borrowing for financial reporting purposes, rather than as a sale, as was previously the case. Please refer to Note 10, “Indebtedness,” included in this Form 10-K for more information.

3. INVESTMENT IN LONG-TERM DEBT SECURITIES

IPL’s investment in long-term debt securities consisted of available-for-sale debt securities with maturities greater than 10 years and primarily included $40.0 million of variable rate demand notes (see below).

Variable Rate Demand Notes

IPL’s investment in variable rate demand notes consisted of the $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project (“1995B Bonds”). IPL received the proceeds from the original issuance of the 1995B Bonds and is liable for interest and principal on the 1995B Bonds, which mature on January 1, 2023. Interest on the 1995B Bonds varied weekly and was set through a remarketing process. IPL maintains a $40.6 million long-term liquidity facility supporting the 1995B Bonds. The liquidity facility expires in December 2015. IPL also entered into an interest rate swap agreement to hedge our interest rate exposure on the 1995B Bonds. The interest rate is synthetically fixed at 5.21% per annum through this interest rate swap agreement.

Beginning on May 6, 2009, as a result of downgrades in the bond insurer’s credit ratings, the swap counterparty exercised its right to pay interest to IPL at the alternative floating rate. As a result, IPL’s effective interest rate for the 1995B Bonds as of August 31, 2009, including the interest rate swap agreement, increased from 5.21% to approximately 12% per annum. In September 2009, in accordance with the terms of the 1995B Bonds, IPL converted the 1995B Bonds from tax-exempt weekly interest rate mode to commercial paper mode and directed the remarketing agent to no longer remarket the 1995B Bonds. In connection with this conversion all of the outstanding 1995B Bonds were tendered back to the trustee. In accordance with the terms of IPL’s committed liquidity facility, the trustee drew $40 million against this facility to fund the tender and the trustee is again holding the 1995B Bonds on IPL’s behalf. In accordance with the terms of the 1995B Bonds, these bonds do not bear interest while in commercial paper mode since they are being held by the trustee.

Because IPL’s committed liquidity facility does not expire until December 2015 and because management does not currently intend to retire or remarket the 1995B Bonds within the next 12 months, we have classified the associated 1995B Bonds as available-for-sale within long-term investments on our December 31, 2010 and 2009 balance sheets. IPL is liable for the interest and principal on the liquidity facility. IPL also continues to be liable to the swap counterparty for 5.21% interest rate and the swap counterparty continues to exercise its right to pay interest to IPL at the alternative floating rate. As of December 31, 2010, our effective interest rate on the 1995B Bonds, including the liquidity facility and interest rate swap agreement was approximately 6.92% per annum. All of the 1995B Bonds remain outstanding and IPL remains liable for payment of interest and principal thereon, even though 1995B Bonds are being held by the trustee on behalf of IPL.

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

IPL is also affected by the regulatory jurisdiction of the U.S. Environmental Protection Agency (“EPA”) at the federal level, and the Indiana Department of Environmental Management at the state level. Other significant regulatory agencies affecting IPL include, but are not limited to, North American Electric Reliability Corporation, the U.S. Department of Labor and the Indiana Occupational Safety and Health Administration.

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

In IPL’s ten most recently approved FAC filings (FAC 81 through 90), the IURC found that IPL’s rolling annual jurisdictional retail electric net operating income was lower than the authorized annual jurisdictional net operating income. FAC 90 includes the twelve months ended October 31, 2010. In IPL’s FAC 76 through 80 filings, the IURC found that IPL’s rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. Because IPL has a cumulative net operating income deficiency, it has not been required to make customer refunds in its FAC proceedings.

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

Over the past few years, IPL has received correspondence from the IURC on a few occasions expressing concern for IPL’s level of earnings and inquiring about IPL’s depreciation rates. In response, IPL provided additional information to the IURC relevant to IPL’s earnings as well as the results of a depreciation analysis that IPL conducted. In the fourth quarter of 2010, IPL received a letter from the IURC stating that they did not have any additional questions.

Purchased power costs below an established benchmark are presumed to be recoverable fuel costs. The current benchmark is based on natural gas prices. Purchased power costs over the benchmark not recovered from our customers have not had a material impact on our results of operations, financial condition, or cash flows to date.

Environmental Compliance Cost Recovery Adjustment

The IURC has approved the ratemaking treatment for expenditures applicable to qualified pollution control property to be recovered through an Environmental Compliance Cost Recovery Adjustment (“ECCRA”) when incurred to comply with environmental regulations. Clean Coal Technology (“CCT”) constitutes qualified pollution control property, which allows IPL to reduce SO2, NOx, and mercury emissions and to reduce fine particulate pollution in the atmosphere. The approved ratemaking treatment includes a return on the expenditures and recovery of depreciation and operation and maintenance expenses associated with these projects and grants IPL the authority to add the approved return on our environmental projects to its authorized annual jurisdictional net operating income in subsequent FAC proceedings. The approved ratemaking treatment also provides for the periodic review of IPL’s capital expenditures on these projects. IPL’s ECCRA also allows it to recover the cost of NOx emissions allowances, when purchased to comply with environmental regulations that restrict the amount of NOx it may emit from its generating units used to serve its retail customers. Such ECCRA filings are made on a semi-annual basis.

Please see Note 13, “Commitments and Contingencies - Environmental” for a discussion of our current CCT filings and the current status of the federal Clean Air Interstate Rule (“CAIR”) and Indiana Clean Air Mercury Rule.

Tree Trimming Practices Investigation

In February 2009, an IPL customer sent a letter to The Indiana Office of Utility Consumer Counselor claiming IPL’s tree trimming practices were unreasonable and expressed concerns with language contained in IPL’s tariff that specifically addressed IPL’s tree trimming and tree removal rights. The Indiana Office of Utility Consumer Counselor forwarded the complaint to the IURC and in March 2009 the IURC initiated a docketed proceeding to investigate the matter. The same customer also separately filed an inverse condemnation lawsuit, purportedly as a class action, claiming that IPL’s trimming and/or removal of trees without compensation to landowners constituted unconstitutional taking of private property.

In April 2009, the IURC initiated a generic state-wide investigation into electric utility tree trimming practices and tariffs. In December 2009, the IURC issued a docket entry, pending a final order in the generic investigation, that suspended certain language in IPL’s tariff regarding its right to trim or remove trees. In January 2010, the IURC held a hearing in the generic proceeding. On November 30, 2010, the IURC entered an order in the investigation. The order permanently redacted the language in IPL’s tariff that was previously suspended. The order imposed requirements on the conduct of vegetation management, including requirements on providing advance customer notice and obtaining customer consent or additional easements if existing easements and rights of way are insufficient to permit pruning in accordance with the required industry standards or in the event that a tree would need to have more than 25% of its canopy removed. The order also directed that a rulemaking would be initiated to further address vegetation management practices.

In December 2010, notices of appeal and petitions for reconsideration, clarification and/or rehearing were filed by multiple parties, including IPL. In February 2011, the Indiana Court of Appeals remanded the matter to the IURC and dismissed IPL’s appeal without prejudice to allow the IURC to enter a final order. After that, IPL may appeal the final order. There has been very little activity in the civil suit during the IURC proceeding. It is not possible to predict the outcome of the IURC investigation, the related request for reconsideration or the civil suit but, conceivably, these proceedings could significantly increase our vegetation management costs and the costs of defending our vegetation management program in litigation which could have a material impact on our consolidated financial statements.

Midwest ISO

General

IPL is a member of the Midwest ISO. The Midwest ISO serves as the third-party operator of IPL’s transmission system and runs the day-ahead and real-time Energy Market and, beginning in January 2009, the Ancillary Services Market (“ASM”) for its members. Midwest ISO policies are developed through a stakeholder process in which IPL is an active participant. IPL focuses its participation in this process primarily on items that could impact its customers, results of operations, financial condition, and cash flows. Additionally, IPL attempts to influence Midwest ISO policy by filing comments with FERC.

Midwest ISO’s Energy and Ancillary Services Markets Tariff

As a member of the Midwest ISO, we must comply with the Midwest ISO Tariff. The tariff covers transmission revenues and costs, terms and conditions of the Energy Market that was launched in April 2005 and the ASM that was launched in January 2009. In the Midwest ISO Energy Market, we offer our generation and bid our demand into the market on an hourly basis. The Midwest ISO settles energy hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation and demand, throughout the Midwest ISO region. The Midwest ISO evaluates the market participants’ energy offers and demand bids optimizing for energy products to economically and reliably dispatch the entire Midwest ISO system. Ancillary services are services required to reliably deliver electric power, and include such things as operating reserves and frequency control. Traditionally, each utility was required to provide these services themselves or purchase them from a third party. With the launch of the ASM, the buying and selling of ancillary services are able to be integrated with the existing Energy Market, thus providing greater efficiency in the delivery of these services and lower costs. IPL has authority from the IURC to include all specifically identifiable ASM costs and revenues as recoverable fuel costs in our FAC filings and to defer the remaining costs as regulatory assets. IPL will seek to recover the deferred costs in its next basic rate case proceeding.

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

Midwest ISO Real Time Revenue Sufficiency Guarantee

The Midwest ISO collects Revenue Sufficiency Guarantee (“RSG”) charges from market participants that cause additional generation to be dispatched when the costs of such generation are not recovered. Over the past two years, there have been disagreements between interested parties regarding the calculation methodology for RSG charges and how such charges should be allocated to the individual Midwest ISO participants. The Midwest ISO has changed their methodology multiple times. Per past FERC orders, in December 2008, the Midwest ISO filed with the FERC its proposed revisions and clarifications to the calculation of the RSG charges and had begun to use its new methodology in January 2009, including making resettlements of previous calculations. In the second quarter of 2009, the FERC withdrew its previous orders related to RSG charges and further directed Midwest ISO to cease the ongoing market resettlements and refund process and to reconcile the amounts paid and collected in order to return each market participant to the financial state it was in before the refund process began. This has the potential implication that IPL would no longer be entitled to refunds that were due to IPL under the previous order for periods between April 1, 2005 and November 4, 2007.

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

Demand-Side Management and IPL’s Smart Energy Project

In 2004, the IURC initiated an investigation to examine the overall effectiveness of Demand Side Management (“DSM”) programs throughout the State of Indiana and to consider any alternatives to improve DSM performance statewide. On December 9, 2009, the IURC issued a Generic DSM Order that found that electric utilities subject to its jurisdiction must meet an overall goal of annual cost-effective DSM programs that reduce retail kilowatt hours  (“kWh”) sales (as compared to what sales would have been excluding the DSM programs) of 2% per year by 2019 (beginning in 2010 at 0.3% and growing to 2.0% in 2019, and subject to certain adjustments). The IURC also found that all jurisdictional electric utilities have to participate in five initial, statewide core DSM programs, which will be administered by a third party administrator. Consequently, our DSM spending, both capital and operating, will increase significantly going forward, which will likely reduce our retail energy sales and the associated gross margin.

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

In June 2010, IPL filed a petition with the IURC seeking authority for an additional DSM program and to recover the lost revenue resulting from decreased kWh consumption and kW demand beginning June 11, 2010 as a result of the implementation of all approved DSM programs. The IURC granted IPL’s request related to the additional DSM program, but denied the request to recover lost revenue. Additionally, in October 2010, IPL filed a petition with the IURC for approval of its plan to comply with the IURC’s Generic DSM Order, which petition includes estimated DSM spending of approximately $65 million from 2011 to 2013. It is not possible to predict at this time what the IURC’s response will be to this petition.

The American Recovery and Reinvestment Act of 2009 includes various provisions that fund the development of the electric power industry at the federal and state level. These provisions include, but are not limited to, improving energy efficiency and reliability; electricity delivery (including smart grid technology); energy research and development; renewable energy; and demand response management. In August 2009, IPL submitted an application for a smart grid investment grant for $20 million as part of its $48.9 million Smart Energy Project, which will provide its customers with tools to help them more efficiently use electricity and upgrade IPL’s electric delivery system infrastructure. IPL’s application was approved and the agreement with the U.S. Department of Energy was executed in April 2010. Under the grant, the U.S. Department of Energy is providing nontaxable reimbursements to IPL for up to $20 million of capitalized costs associated with IPL’s Smart Energy Project. These reimbursements are being accounted for as a reduction of the capitalized Smart Energy Project costs. Through December 31, 2010, we have received total grant reimbursements of $5.1 million.

The impacts of the additional DSM and Smart Energy Project spending on our financial statements will be partially mitigated by the following: (i) as described above, IPL will receive recovery of its spending on its Phase I programs, plus the potential for performance based incentives; (ii) IPL is utilizing a portion of the funds from the $20 million federal grant to offset part of the cost of implementing its Smart Energy Project; (iii) IPL’s petition to seek recovery (which we cannot assure will be successful) of any additional DSM program spending necessary to meet the IURC’s recently ordered energy savings goals described above, along with appropriate shareholder incentives; and (iv) the IURC approved IPL’s Smart Energy Project and found that it was reasonable, just and in the public interest. We believe this finding will be supportive of future cost recovery proposals before the IURC.

5. UTILITY PLANT IN SERVICE

The original cost of utility plant in service segregated by functional classifications, follows:

	As of December 31,
	2010	2009
	(In Thousands)
Production	$2,509,755	$2,479,056
Transmission	239,454	208,979
Distribution	1,184,433	1,160,106
General plant	163,241	172,351
Total utility plant in service	$4,096,883	$4,020,492

Substantially all of IPL’s property is subject to a $837.7 million direct first mortgage lien, as of December 31, 2010, securing IPL’s first mortgage bonds. Total utility plant in service includes $0.4 million and $2.8 million of property under capital leases as of December 31, 2010 and 2009, respectively. Total non-legal removal costs of utility plant in service at December 31, 2010 and 2009 were $522.6 million and $494.7 million, respectively and total legal removal costs of utility plant in service at December 31, 2010 and 2009 were $15.6 million and $14.7 million, respectively. Please see Note 8, “Asset Retirement Obligations” for further information.

IPL anticipates additional costs to comply with the federal CAIR/Proposed Transport Rule and the Indiana Clean Air Mercury Rule (“CAMR”) and it is IPL’s intent to seek recovery of any additional costs. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions are recoverable from jurisdictional retail customers as part of IPL’s CCT projects, however, since jurisdictional retail rates are subject to regulatory approval, there can be no assurance that all costs will be recovered in rates.

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

Cash Equivalents

As of December 31, 2010 and 2009, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity, which was $5.9 million and $26.1 million as of December 31, 2010 and 2009, respectively.

Customer Deposits

Our customer deposits do not have defined maturity dates and therefore, fair value is estimated to be the amount payable on demand, which equaled book value. Customer deposits totaled $20.8 million and $18.8 million as of December 31, 2010 and 2009, respectively.

Pension Assets

As of December 31, 2010, IPL’s pension assets are recognized at fair value in the determination of our net accrued pension obligation in accordance with the guidelines established in ASC 715 and ASC 820, which is described below. For a complete discussion of the impact of recognizing pension assets at fair value, please refer to Note 12, “Pension and Other Postretirement Benefits.”

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

The following table shows the face value and the fair value of fixed rate and variable rate indebtedness for the periods ending:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Millions)
Fixed-rate	$857.7	$906.0	$857.7	$873.9
Variable-rate	130.0	130.0	80.0	80.0
Total indebtedness	$987.7	$1,036.0	$937.7	$953.9

Fair Value Hierarchy

ASC 820 defined and established a framework for measuring fair value and expands disclosures about fair value measurements for financial assets and liabilities that are adjusted to fair value on a recurring basis and/or financial assets and liabilities that are measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the period. In accordance with ASC 820, we have categorized our financial assets and liabilities that are adjusted to fair value,  based on the priority of the inputs to the valuation technique, following the three-level fair value hierarchy prescribed by ASC 820, as follows:

Level 1 - unadjusted quoted prices for identical assets or liabilities in an active market.

Level 2 - inputs from quoted prices in markets where trading occurs infrequently or quoted prices of instruments with similar attributes in active markets.

Level 3 - unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

IPL did not have any financial assets or liabilities measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the periods covered by this report. As of December 31, 2010 and 2009 all (excluding pension assets - see Note 12, “Pension and Other Postretirement Benefits”) of IPL’s financial assets or liabilities measured at fair value on a recurring basis were considered Level 3, based on the fair value hierarchy. The following table presents those financial assets and liabilities:

	Fair Value Measurements using Level 3 at:
	December 31, 2010	December 31, 2009
	(In Thousands)
Financial assets:
Investments in debt securities	$41,669	$42,000
Financial transmission rights	2,158	944
Total financial assets measured at fair value	$43,827	$42,944

Financial liabilities:
Interest rate swap	$9,426	$8,179
Other derivative liabilities	193	198
Total financial liabilities measured at fair value	$9,619	$8,377

The following table sets forth a reconciliation of financial instruments classified as Level 3 in the fair value hierarchy (Note, amounts in this table indicate carrying values, which approximate fair values):

	Derivative Financial Instruments, net liability	Investment in Debt Securities	Total
	(In Thousands)

Balance at January 1, 2009	$(4,814)	41,550	36,736
Unrealized losses recognized in earnings	(32)	-	(32)
Unrealized gain recognized as a regulatory asset	(4,126)	-	(4,126)
Issuances and settlements, net	1,539	450	1,989
Balance at December 31, 2009	$(7,433)	42,000	34,567
Unrealized losses recognized in OCI	-	(331)	(331)
Unrealized losses recognized in earnings	(22)	-	(22)
Unrealized losses recognized as a regulatory liability	(2,015)	-	(2,015)
Issuances and settlements, net	2,009	-	2,009
Balance at December 31, 2010	$(7,461)	41,669	34,208

Valuation Techniques

Investments in debt securities

As of December 31, 2010, IPL’s investment in debt securities consisted of available-for-sale debt securities and included $1.7 million of auction rate securities and $40.0 million of variable rate demand notes. Due to the illiquid nature of the investments, we classified them as Level 3. The $40 million variable rate demand notes consisted of the 1995B Bonds, which IPL owns and is also liable for both the interest and principal payments. See Note 3, “Investments in Long-term Debt Securities” for further discussion of the 1995B Bonds. We have estimated the fair value of the 1995B Bonds based primarily upon qualitative factors such as IPL’s credit worthiness and concluded the fair value approximates their face value. We have classified them as Level 3 due to the lack of observable market inputs.

Financial Transmission Rights

In connection with IPL’s participation in the Midwest ISO, in the second quarter of each year IPL is granted financial instruments that can be converted into cash or Financial Transmission Rights (“FTRs”) based on IPL’s forecasted peak load for the period. FTRs are used in the Midwest ISO market to hedge IPL’s exposure to congestion charges, which result from constraints on the transmission system. IPL converts all of these financial instruments into FTRs. IPL’s FTRs are valued at the cleared auction prices for FTRs in the Midwest ISO’s annual auction. Because of the infrequent nature of this valuation, the fair value assigned to the FTRs is considered a Level 3 input under the fair value hierarchy required by ASC 820. An offsetting regulatory liability has been recorded as management believes that these revenues or costs will be flowed through to customers through the FAC. As such, there is no impact on our Consolidated Statements of Income.

Other Financial Instruments

We do not believe any of the other financial instruments which we held as of December 31, 2010 are material to our results of operations, financial condition, and cash flows either qualitatively or quantitatively. As described in Note 2, “Summary of Significant Accounting Polices - Derivatives,” IPL has one interest rate swap agreement, which is recognized on the audited Consolidated Balance Sheets at its estimated fair value as a liability. IPL entered into this agreement as a means of managing the interest rate exposure related to the 1995B Bonds. In accordance with ASC 980, IPL recognized a regulatory asset equal to the value of the interest rate swap, which is adjusted as that fair value changes. Therefore there is no impact to IPL’s audited Consolidated Statements of Income or Cash Flows for the changes in the fair value of the interest rate swap.

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

The amounts of regulatory assets and regulatory liabilities at December 31 are as follows:

	2010	2009	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Environmental project cost	$-	$2,693	Through 2011(1)
Demand-Side Management program costs	-	2,135	Through 2011(1)(2)
Total current regulatory assets	-	4,828

Long-term:
Unrecognized pension and other postretirement benefit plan costs	$235,371	$217,238	Various
Income taxes recoverable from customers	66,387	70,278	Various
Deferred Midwest ISO costs	71,048	62,829	To be determined(3)
Unamortized Petersburg unit 4 carrying charges and certain other costs	16,520	17,575	Through 2026(1)(2)
Unamortized reacquisition premium on debt	14,249	15,864	Over remaining life of debt
Unrealized loss on interest rate swap	9,426	8,179	Through 2023
Environmental project costs	3,491	3,646	Through 2021(1)
Demand-Side Management program costs	257	42	Various
Total long-term regulatory assets	416,749	395,651
Total regulatory assets	$416,749	$400,479

Regulatory Liabilities
Current:
Deferred fuel over-collection	$1,439	$12,390	Through 2011 (1)
FTR's	2,158	944	Through 2011 (4)
Fuel related	405	382	Through 2011
NOx & CCT project credits	4,125	147	Through 2011 (4)
Demand-Side Management program costs	735	-	Through 2012
Total current regulatory liabilities	8,862	13,863	Through 2012

Long Term:
ARO and accrued asset removal costs	508,609	481,676	Not Applicable
Unamortized investment tax credit	7,790	9,192	Through 2012
Fuel related	593	1,132	Through 2013
Total long-term regulatory liabilities	516,992	492,000
Total regulatory liabilities	$525,854	$505,863

(1) Recovered per specific rate orders
(2) Recovered with a current return
(3) Recovery is probable but timing not yet determined
(4) Recovered (credited) per specific rate orders

Deferred Fuel

Deferred fuel costs are a component of current regulatory assets and are expected to be recovered through future FAC proceedings. IPL records deferred fuel in accordance with standards prescribed by the FERC. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL’s FAC and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL’s rates are adjusted. Deferred fuel was a liability of $1.4 million and $12.4 million as of December 31, 2010 and 2009, respectively. The deferred fuel liability decreased $11.0 million in 2010 as a result of IPL charging less for fuel to our jurisdictional customers during 2010 than our actual costs in order to return overbilled fuel costs from 2009.

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

Deferred Midwest ISO Costs

These consist of administrative costs for transmission services, transmission expansion cost sharing, and certain other operational and administrative costs from the Midwest ISO market. IPL received orders from the IURC that granted authority for IPL to defer such costs and seek recovery in a future basic rate case. See Note 4, “Regulatory Matters.”

Unrealized Loss on Interest Rate Swap

The interest rate swap on the 1995B Bonds is used to mitigate interest rate risk. The swap, which expires upon the maturity of the related note in 2023, was approved by the IURC as part of IPL’s 1994 financing order. The unrealized loss on the swap as of December 31, 2010 is considered in the determination of IPL’s cost of capital for rate making purposes as these amounts are realized through the periodic settlement payments under the swap. Should the swap be prudently terminated before its scheduled maturity date, the settlement of the swap would likely be recoverable in future rates.

Asset Retirement Obligation and Accrued Asset Removal Costs

In accordance with ASC 715 and ASC 980, IPL, a regulated utility, recognizes the cost of removal component of its depreciation reserve that does not have an associated legal retirement obligation as a deferred liability. This amount is net of the portion of legal Asset Retirement Obligations (“ARO”) costs that is currently being recovered in rates.

8. ASSET RETIREMENT OBLIGATIONS

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

IPL’s ARO relates primarily to environmental issues involving asbestos, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a reconciliation of the ARO legal liability year end balances:

	2010	2009
	(In Millions)
Balance as of January 1	$14.7	$13.9
Accretion Expense	0.9	0.8
Balance as of December 31	$15.6	$14.7

As of December 31, 2010 and 2009, IPL did not have any assets that are legally restricted for settling its ARO liability.

9. SHAREHOLDER’S EQUITY

Capital Stock

All of the outstanding common stock of IPL is owned by IPALCO. IPL’s common stock is pledged under IPALCO’s $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 (“2011 IPALCO Notes”) and $400 million of 7.25% Senior Secured Notes due April 1, 2016 (“2016 IPALCO Notes”). There have been no changes in the capital stock of IPL during the three years ended December 31, 2010.

Dividend Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2010, exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its credit agreement, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain a ratio of total debt to total capitalization not in excess of 0.65 to 1, in order to pay dividends. As of December 31, 2010 and as of the filing of this report, IPL was in compliance with all financial covenants and no event of default existed.

Cumulative Preferred Stock

IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2010, 2009 and 2008, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL’s board of directors. Based on the preferred stockholders’ ability to elect a majority of IPL’s board of directors in this circumstance, the redemption of the preferred shares is considered to be not solely within the control of the issuer and the preferred stock was considered temporary equity and presented in the mezzanine level of the audited consolidated balance sheets in accordance with the relevant accounting guidance for non-controlling interests and redeemable securities. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are now redeemable at par value, subject to certain restrictions, in whole or in part. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2010, 2009 and 2008, preferred stock consisted of the following:

	December 31, 2010		December 31,
	Shares Outstanding	Call Price	2010	2009	2008
			Par Value, plus premium, if applicable
			(In Thousands)
Cumulative $100 par value, authorized 2,000,000 shares
4% Series	47,611	$118.00	$5,410	$5,410	$5,410
4.2% Series	19,331	103.00	1,933	1,933	1,933
4.6% Series	2,481	103.00	248	248	248
4.8% Series	21,930	101.00	2,193	2,193	2,193
5.65% Series	500,000	100.00	50,000	50,000	50,000
Total cumulative preferred stock	591,353		$59,784	$59,784	$59,784

10. INDEBTEDNESS

Restrictions on Issuance of Debt

Before IPL can incur additional long-term debt, it must first have the approval of the IURC. The current IURC approved financing order grants IPL the authority to, among other things, issue up to $200 million in aggregate principal amount of long-term debt, refinance up to $277.4 million in existing indebtedness through December 31, 2013 and to have up to $250 million of long-term credit agreements and liquidity facilities outstanding at any one time. Before IPL can incur additional short-term debt, it must first have the approval of the FERC. The current FERC order authorizes IPL to issue up to $500 million of short-term indebtedness outstanding at any time through July 27, 2012. Also, IPL has restrictions on the amount of new debt they may issue due to contractual obligations of AES and financial covenant restrictions under existing debt obligations at IPL. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facility, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

Credit Ratings

In August 2009, the corporate credit rating of IPL was upgraded by Standard & Poors (“S&P”) from BB+ to BBB-, resulting in an investment grade rating. This upgrade led to a downgrade in IPL’s senior unsecured debt rating from BBB to BBB- as a result of S&P applying its criteria for investment grade ratings to IPL. Under this criterion the senior unsecured rating of an investment grade company typically cannot be higher than its corporate credit rating. Additionally in August 2009, Moody’s upgraded the credit rating of IPL’s senior secured debt from Baa1 to A3. This upgrade was due to a change in Moody’s methodology for notching the senior secured debt ratings of investment-grade regulated utilities. Moody’s notching practices widened as a result of their research which indicated that regulated utilities have defaulted at a lower rate and experienced lower loss given default rates than non-financial, non-utility corporate issuers.

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

Long-Term Debt

The following table presents our long-term indebtedness:

Series	Due	December 31,
		2010	2009
		(In Thousands)
IPL First Mortgage Bonds (see below)
6.30%	July 2013	$110,000	$110,000
4.90%(2)	January 2016	30,000	30,000
4.90%(2)	January 2016	41,850	41,850
4.90%(2)	January 2016	60,000	60,000
5.40%(1)	August 2017	24,650	24,650
5.75%(1)	August 2021	40,000	40,000
4.55%(2)	December 2024	40,000	40,000
5.90%(1)	December 2024	20,000	20,000
5.95%(1)	December 2029	30,000	30,000
5.95%(2)	August 2030	17,350	17,350
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
Unamortized discount - net		(1,024)	(1,048)
Total IPL first mortgage bonds		836,626	836,602
IPL Unsecured Debt:
Variable(3)	December 2015	40,000	40,000
Variable(4)(5)	January 2023	40,000	40,000
6.375%(4)	November 2029	20,000	20,000
Total IPL unsecured debt		100,000	100,000

Net Consolidated IPL Long-term Debt		$936,626	$936,602

(1)First Mortgage Bonds are issued to the city of Petersburg, Indiana, to secure the loan of proceeds from various tax-exempt instruments issued by the city.
(2)First Mortgage Bonds are issued to the Indiana Finance Authority, to secure the loan of proceeds from the tax-exempt bonds issued by the Indiana Finance Authority.
(3)Outstanding draw on a credit facility in order to purchase the 1995B Bonds. The facility was refinanced in December 2010. See below.

(4)Notes are issued to the city of Petersburg, Indiana, by IPL to secure the loan of proceeds from various tax-exempt instruments issued by the city.

(5)Please see, “Variable-Rate Unsecured Debt” below for detail regarding 1995B Bonds and the related swap agreement.

IPL First Mortgage Bonds

The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to an $837.7 million direct first mortgage lien, as of December 31, 2010. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2010.

In June 2009, the Indiana Finance Authority issued on behalf of IPL an aggregate principal amount of $131.9 million of 4.90% Environmental Facilities Refunding Revenue Bonds (Indianapolis Power & Light Company Project) due January 2016. These bonds were issued in three series: $41.9 million Series 2009A Bonds, $30 million Series 2009B Bonds, and $60 million 2009C Bonds. IPL issued $131.9 million aggregate principal amount of first mortgage bonds to the Indiana Finance Authority to secure the loan of proceeds from these series of bonds issued by the Indiana Finance Authority. Proceeds of these bonds were used to retire $131.9 million of existing IPL first mortgage bonds issued in the form of auction rate securities.

Variable-Rate Unsecured Debt

IPL’s variable-rate unsecured debt consists of the 1995B Bonds and its line of credit agreement (see below). Pursuant to the terms of a Loan Agreement between IPL and the City of Petersburg, IPL is liable for interest and principal on the 1995B Bonds. Our December 31, 2010 and 2009 balance sheets reflect our obligation on the 1995B Bonds in long-term debt. The 1995B Bonds are currently being held by the trustee on IPL’s behalf. In accordance with the terms of the 1995B Bonds, they do not bear interest while in commercial paper mode since they are being held by the trustee, however IPL continues to be liable to a swap counterparty for 5.21% interest. As of the end of 2010, our total effective interest rate on the 1995B Bonds, including the liquidity facility draw and interest rate swap agreement was approximately 6.92% per annum. See Note 3, “Investments in Long-term Debt Securities” for further discussion.

Accounts Receivable Securitization

IPL formed IPL Funding in 1996 as a special-purpose entity to purchase receivables originated by IPL pursuant to a receivables purchase agreement between IPL and IPL Funding. IPL Funding also entered into a sale facility as defined in the Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009, among IPL, IPL Funding Corporation, as the Seller, Indianapolis Power & Light Company, as the Collection Agent, Royal Bank of Scotland plc, as the Agent, the Liquidity Providers and Windmill Funding Corporation (“Receivables Sale Agreement”), which matures May 24, 2011. The Liquidity Providers and Windmill Funding Corporation, collectively, are referred to as the “Purchasers”. Pursuant to the terms of the Receivables Sale Agreement, the Purchasers agree to purchase from IPL Funding, on a revolving basis, interests in the pool of receivables purchased from IPL up to the lesser of (1) an amount determined pursuant to the sale facility that takes into account certain eligibility requirements and reserves relating to the receivables, or (2) $50 million. As of December 31, 2010 and December 31, 2009 that amount was $50 million and $40.5 million, respectively. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold to the maximum amount permitted by the sale facility. IPL Funding is included in the Consolidated Financial Statements of IPL.

Prior to 2010, accounts receivable on IPL’s consolidated balance sheets were stated net of the amounts sold. Because the Purchasers bought an undivided percentage ownership interest in the pool of receivables, which is senior to IPL Funding’s retained interest, the adoption of the updates to ASC 860 requires the arrangement to be treated as a collateralized borrowing prospectively for financial reporting purposes, rather than as a sale, as was allowed under the previous accounting guidance. As such, we have included the $50 million of accounts receivable on our December 31, 2010 consolidated balance sheet to show the amount sold under this arrangement and have recorded a related short term debt obligation of $50 million. ASC 860 also requires specific disclosures for transfers of financial assets to the extent they are considered material to the financial statements. Taking into consideration the obligation to the Purchasers is now treated as debt on IPL’s consolidated balance sheet, the following discussion addresses those disclosures that management believes are material to the financial statements.

During the year ended December 31, 2010, IPL Funding’s total accounts receivable eligible for sale to the Purchasers increased from $40.5 million to $50 million. As such, the Purchasers purchased an additional $9.5 million ownership interest in the receivables from IPL Funding for $9.5 million. This $9.5 million cash receipt is reflected in the accompanying consolidated statement of cash flows under Cash Flows from Financing Activities as a short-term debt borrowing. The $40.5 million sold to the Purchasers as of December 31, 2009, that was reflected as a reduction of accounts receivable on the accompanying consolidated balance sheet, which was replaced with revolving sales of 2010 receivables to the Purchasers, did not result in any actual cash flows between IPL Funding and the Purchasers and therefore has no impact on the consolidated statement of cash flows.

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

The total fees paid to the Purchasers recognized on the sales of receivables were $0.9 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively. These amounts were included in Other operating expense on the Consolidated Statement of Income in 2009 and are included in Other interest beginning in 2010.

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

Under the sale facility, if IPL fails to maintain certain financial covenants including but not limited to interest coverage and debt-to-capital ratios, it would constitute a “termination event.” As of December 31, 2010, IPL was in compliance with such covenants.

In the event that IPL’s unsecured credit rating falls below BBB- at S&P or Baa3 at Moody’s Investors Service, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a “lock-box” event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of additional interests in receivables and cause all proceeds of the purchased interests to be used to reduce the Purchaser’s investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased interests in receivables ($50 million as of December 31, 2010).

Line of Credit

In December 2010, IPL entered into a $250 million unsecured revolving credit facilities credit agreement (the “Credit Agreement”) by and among IPL, the Lenders (see below), PNC Bank, National Association, in its capacity as administrative agent for the Lenders under this Agreement, PNC Capital Markets LLC, Sole Bookrunner and Sole Lead Arranger, Bank of America, N.A., as Syndication Agent, and Union Bank, N.A., as Documentation Agent. The Lenders include PNC Bank, National Association; Bank of America, N.A.; Union Bank, N.A.; JPMorgan Chase Bank, N.A.; U.S. Bank National Association; The Huntington National Bank; and Fifth Third Bank. The Credit Agreement includes two facilities: (i) a $209.4 million committed line of credit for letters of credit, working capital and general corporate purposes and (ii) a $40.6 million liquidity facility, which is dedicated for the sole purpose of providing liquidity for certain variable rate unsecured debt issued on behalf of IPL. The Credit Agreement matures on December 14, 2015 and bears interest at variable rates as defined in the Credit Agreement. Prior to execution, IPL had existing general banking relationships with the parties in this agreement. The newly executed Credit Agreement was entered into to replace IPL’s previously existing $150 million credit agreement. As of December 31, 2010 and 2009, IPL did not have any outstanding borrowings on the committed line of credit, but had $40 million of outstanding borrowings on the liquidity facility.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2010, are as follows:

Year	Amount
(In Thousands)
2011	$-
2012	-
2013	110,000
2014	-
2015	40,000
Thereafter	787,650
Total	$937,650

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

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the year ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
	(In Thousands)
Unrecognized tax benefits at January 1	$7,947	$7,756	$21,582
Gross increases - current period tax positions	753	753	754
Gross decreases - prior period tax positions	(3,943)	(562)	(7,535)
Settlements	-	-	(7,045)
Unrecognized tax benefits at December 31	$4,757	$7,947	$7,756

The unrecognized tax benefits at December 31, 2010, represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of the deductions will not affect the annual effective tax rate but would accelerate the tax payments to an earlier period.

Tax-related interest expense and income is reported as part of the provision for federal and state income taxes. Penalties, if incurred, would also be recognized as a component of tax expense. As of December 31, 2010 and 2009, IPL has recorded a liability for interest of $0.0 million and $0.7 million, respectively. The income tax provision includes interest expense/(income) of ($0.7 million), $0.1 million, and ($2.0 million) for the years ended December 31, 2010, 2009 and 2008, respectively.

Federal and state income taxes charged to income are as follows:

	2010	2009	2008
	(In Thousands)
Charged to operating expense
Current income taxes:
Federal	$61,999	$74,472	$71,012
State	18,818	21,200	19,973
Total current income taxes	80,817	95,672	90,985
Deferred income taxes:
Federal	(4,697)	(17,794)	(8,428)
State	1,539	(1,884)	1,002
Total deferred income taxes	(3,158)	(19,678)	(7,426)
Net amortization of investment credit	(1,720)	(2,059)	(2,439)
Total charge to operating expenses	75,939	73,935	81,120
Charged to other income and deductions:
Current income taxes:
Federal	(286)	(34)	(875)
State	39	94	(48)
Total current income taxes	(247)	60	(923)
Deferred income taxes:
Federal	(1)	30	(118)
State	(4)	8	(31)
Total deferred income taxes	(5)	38	(149)
Net credit to other income and deductions	(252)	98	(1,072)
Total federal and state income tax provisions	$75,687	$74,033	$80,048

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2010	2009	2008

Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	6.8	6.9	6.7
Amortization of investment tax credits	(0.9)	(1.1)	(1.2)
Depreciation flow through and amortization	0.4	1.2	1.6
Manufacturers’ Production Deduction (Sec. 199)	(2.7)	(2.0)	(1.8)
Change in tax reserves	(0.2)	0.1	(0.7)
Other - net	0.3	(0.5)	(0.2)
Effective tax rate	38.7%	39.6%	39.4%

Internal Revenue Code Section 199 permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. IPL’s electric production activities qualify for this deduction. The deduction was equal to 6% of qualifying production activity income in 2008 and 2009 and increased to 9% of qualifying production activity income beginning in 2010 and thereafter. The tax benefit associated with the Internal Revenue Code Section 199 domestic production deduction for 2008 and 2009 was $3.8 million and $3.4 million, respectively. The benefit for 2010 is estimated to be $5.3 million.

The significant items comprising IPL’s net accumulated deferred tax liability recognized on the audited Consolidated Balance Sheets as of December 31, 2010 and 2009, are as follows:

	2010	2009
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$503,599	$505,591
Regulatory assets recoverable through future rates	163,933	154,269
Other	5,264	4,147
Total deferred tax liabilities	672,796	664,007
Deferred tax assets:
Investment tax credit	4,633	5,467
Regulatory liabilities including ARO	214,945	204,194
Employee benefit plans	81,900	79,815
Other	9,592	10,209
Total deferred tax assets	311,070	299,685
Accumulated net deferred tax liability	361,726	364,322
Less: Net current deferred tax asset	(11,291)	(10,233)
Accumulated deferred income taxes - net	$373,017	$374,555

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

Approximately 90% of IPL’s active employees are covered by the Employees’ Retirement Plan of Indianapolis Power & Light Company (“Defined Benefit Pension Plan”) as well as the Employees’ Thrift Plan of Indianapolis Power & Light Company (“Thrift Plan”). The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 10% of active employees are covered by the AES Retirement Savings Plan. The AES Retirement Savings Plan (“RSP”) is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while International Brotherhood of Electrical Workers (“IBEW”) physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. Beginning in 2007, IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan. This lump sum is in addition to the IPL match of participant contributions up to 5% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee’s pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan of Indianapolis Power & Light Company (“Supplemental Retirement Plan”). The total number of participants in the plan as of December 31, 2010 is 28. The plan is closed to new participants.

IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 193 active employees and 112 retirees (including spouses) were receiving such benefits or entitled to future benefits as of December 31, 2010. The plan is unfunded.

	Pension benefits as of December 31,		Other postretirement benefits as of December 31,
	2010	2009	2010	2009
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at beginning Measurement Date (see below)	$548,779	$527,741	$5,082	$13,083
Adjustment due to adoption of ASC 715: Service cost and interest cost during gap period	-	-	-	-
Service cost	6,590	6,319	347	681
Interest cost	31,577	32,066	283	470
Plan Settlements	(359)	(454)	-	-
Actuarial (gain) loss	39,275	11,629	(53)	(4,524)
Amendments (primarily increases in pension bands)	11,223	-	(47)	(4,264)
Benefits paid	(29,677)	(28,522)	(621)	(365)
Projected benefit obligation at ending Measurement Date	607,408	548,779	4,991	5,081
Change in plan assets:
Fair value of plan assets at beginning Measurement Date	367,463	305,508	-	-
Actual return on plan assets	46,483	70,804	-	-
Employer contributions	28,701	20,127	621	365
Plan Settlements	(359)	(454)	-	-
Benefits paid	(29,677)	(28,522)	(621)	(365)
Fair value of plan assets at ending Measurement Date	412,611	367,463	-	-
Funded status	$(194,797)	$(181,316)	$(4,991)	$(5,081)
Amounts recognized in the statement of financial position under ASC 715:
Current liabilities	$-	$-	$(504)	$(586)
Noncurrent liabilities	(194,797)	(181,316)	(4,487)	(4,495)
Net amount recognized	$(194,797)	$(181,316)	$(4,991)	$(5,081)
Sources of change in regulatory assets(1):
Prior service cost (credit) arising during period	$11,223	$-	$(47)	$(4,264)
Net loss (gain) arising during period	22,042	(35,024)	(53)	(4,524)
Amortization of prior service (cost) credit	(3,476)	(3,523)	311	339
Recognition of gain (loss) due to settlement	(204)	(256)	-	-
Amortization of gain (loss)	(11,838)	(16,279)	176	102
Total recognized in regulatory assets(1)	$17,747	$(55,082)	$387	$(8,347)
Total amounts included in accumulated other comprehensive income (loss)	NA(1)	NA(1)	NA(1)	NA(1)
Amounts included in regulatory assets and liabilities(1)
Net loss (gain)	$207,945	$197,945	$(3,730)	$(3,853)
Prior service cost (credit)	34,996	27,249	(3,840)	(4,104)
Total amounts included in regulatory assets (liabilities)	$242,941	$225,194	$(7,570)	$(7,957)

(1)Represents amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid (accrued) benefit costs.

Effect of ASC 715

ASC 715 requires a portion of pension and other postretirement liabilities to be classified as current liabilities to the extent the following year’s expected benefit payments are in excess of the fair value of plan assets. As each Pension Plan has assets with fair values in excess of the following year’s expected benefit payments, no amounts have been classified as current. Therefore, the entire net amount recognized in IPL’s Consolidated Balance Sheets of $194.8 million is classified as a long-term liability. As there are no plan assets related to the other postretirement plan, the current other postretirement liability is equal to the following year’s expected other postretirement benefit payment of $0.5 million, resulting in a long-term other postretirement liability of $4.5 million.

Information for Pension Plans with a benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2010	2009
	(In Thousands)
Benefit obligation	$607,408	$548,779
Plan assets	412,612	367,463
Benefit obligation in excess of plan assets	$194,796	$181,316

IPL’s total benefit obligation in excess of plan assets was $194.8 million as of December 31, 2010 ($194.2 million Defined Benefit Pension Plan and $0.6 million Supplemental Retirement Plan).

Information for Pension Plans with an accumulated benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2010	2009
	(In Thousands)
Accumulated benefit obligation	$592,419	$535,452
Plan assets	412,612	367,463
Accumulated benefit obligation in excess of plan assets	$179,807	$167,989

IPL’s total accumulated benefit obligation in excess of plan assets was $179.8 million as of December 31, 2010 ($179.2 million Defined Benefit Pension Plan and $0.6 million Supplemental Retirement Plan).

Pension Benefits and Expense

The 2010 net actuarial loss of $22.0 million is comprised of two parts (net): (1) $17.2 million of pension asset actuarial gain is primarily due to the higher than expected return on assets, and (2) $39.2 million of pension liability actuarial loss is primarily due to a decrease in the discount rate that is used to value pension liabilities. The unrecognized net loss of $207.9 million in the Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”) has arisen over time primarily due to the long-term declining trend in corporate bond rates, the lower than expected return on assets during the year 2008, and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of participants, since ASC 715 was adopted. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 11 years based on estimated demographic data as of December 31, 2010. The projected benefit obligation of $607.4 million, less the fair value of assets of $412.6 million results in a funded status of ($194.8 million) at December 31, 2010.

	Pension benefits for years ended December 31,
	2010	2009	2008
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$6,590	$6,319	$5,248
Interest cost	31,577	32,066	30,293
Plan Settlements	204	256	546
Expected return on plan assets	(29,250)	(24,150)	(31,443)
Amortization of prior service cost	3,476	3,523	2,868
Recognized actuarial loss	11,838	16.279	1,366
Total pension cost	24,435	34,293	8,878
Less: amounts capitalized	2,321	2,469	747
Amount charged to expense	$22,114	$31,824	$8,131
Rates relevant to each year's expense calculation:
Discount rate - defined benefit pension plan	5.93%	6.26%	6.49%
Discount rate - supplemental retirement plan	5.27%/5.08% (1)	6.31%/5.06%(2)	6.49%/6.355%/7.18%(3)
Expected return on defined benefit pension plan assets	8.00%	8.00%	7.75%
Expected return on supplemental retirement plan assets	8.00%	8.00%	7.75%
(1)   5.27% for the period January 1, 2010 thru May 31, 2010, 5.08% for the settlement on May 31, 2010 and the period June 1, 2010 through December 31, 2010.
(2)   6.31% for the period January 1, 2009 thru November 30, 2009, 5.06% for the settlement on November 30, 2009 and the period December 1, 2009 thru December 31, 2009.
(3) 6.49% for the period January 1, 2008 thru January 31, 2008; 6.355% for the settlement on January 31, 2008 and the period February 1, 2008 thru July 31, 2008; and 7.18% for the settlement on July 31, 2008 and the period August 1, 2008 thru December 31, 2008.

Pension expense for the following year is determined as of the December 31st measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets and a discount rate used to determine the projected benefit obligation. In establishing our expected long-term rate of return assumption, we consider historical returns, as well as, the expected future weighted-average returns for each asset class based on the target asset allocation. For 2010, pension expense was determined using an assumed long-term rate of return on plan assets of 8.0%. As of the December 31, 2010 measurement date, IPL decreased the discount rate from 5.93% to 5.38% for the Defined Benefit Pension Plan and increased the discount rate from 5.08% to 5.09% for the Supplemental Retirement Plan. The discount rate assumption affects the pension expense determined for 2011. Due to settlement accounting, the discount rate for the supplemental plan which was initially 5.27% for the period January 1, 2010 through May 31, 2010, was decreased to 5.08% on May 31, 2010. In addition, IPL decreased the expected long-term rate of return on plan assets from 8.0% to 7.75% effective January 1, 2011. The expected long-term rate of return assumption affects the pension expense determined for 2011. The effect on 2011 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($1.4 million) and $1.3 million, respectively. The effect on 2011 total pension expense of a one percentage point increase and decrease in the expected long-term rate of return on plan assets is ($4.2 million) and $4.2 million, respectively.

Expected amortization

The estimated net loss and prior service cost for the Pension Plans that will be amortized from the regulatory asset into net periodic benefit cost over the 2011 plan year are $13.3 million and $4.3 million, respectively (Defined Benefit Pension Plan of $13.2 million and $4.3 million, respectively; and the Supplemental Retirement Plan of $0.1 million and $0.0 million, respectively).

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

All of the Plan’s hedge funds report the net asset value (NAV) of the Plan’s interest based on the fair value of the hedge fund’s underlying investments as determined in accordance with the AICPA Accounting and Auditing Guide for Investment Companies.

Investments in hedge funds are valued utilizing the observable net asset values (NAVs) of the Plan’s interest as of year end, provided by the underlying hedge fund,  The Plan may redeem its ownership interests in hedge funds at NAV, with 65 days’ notice, on a quarterly basis.

The Plan’s investments in common/collective trusts are valued at the net asset value (NAV) of shares held by the Plan at year end.  The plan may redeem its shares of the common/collective trust funds at NAV daily.  These NAVs have been determined based on the market value of the underlying securities held by the common/collective trust funds.  The Plan’s investments in hedge funds have been recorded at fair value and are all categorized as Level 2 investments in the fair value hierarchy.

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

The investment management of the pension assets are managed with the following asset allocation guidelines:

	Lower Limit	Target Allocation	Upper Limit	Return(2)	Risk(3)
U.S. Large Cap Equities	20.0%	30.0%	40.0%	9.9%	15.0%
U.S. Mid Cap Equities	2.5%	5.0%	7.5%	10.8%	16.8%
U.S. Small Cap Equities	2.5%	5.0%	7.5%	11.6%	19.5%
International Equities	0.0%	10.0%	20.0%	9.5%	17.4%
Fixed Income - Core	20.0%	30.0%	40.0%	5.5%	3.9%
High Yield	5.0%	10.0%	15.0%	7.7%	9.6%
Real Estate Investment Trusts (1)	0.0%	5.0%	10.0%	10.0%	18.7%
Hedge Funds (1)	0.0%	5.0%	10.0%	9.6%	10.7%

(1) Alternative investments (combined) not to exceed 10%
(2) Expected long-term annual return
(3) Expected standard deviation

The fair values of the pension plan assets at December 31, 2010, by asset category are as follows:

	Fair Value Measurements at December 31, 2010
	(In Thousands)

Asset Category	Total	Level 1	Level 2%

Cash and cash equivalents	$69,345	$69,345	$-	17%

Equity securities:
U.S. small cap value	23,484	23,484	-	6%
U.S. small cap growth	213	213	-	-
U.S. small-mid cap growth	25,665	25,665	-	6%
U.S. mid cap core	346	346	-	-
U.S. large cap value (1)	38,936	22,256	16,680	9%
U.S. large cap growth (2)	41,344	21,623	19,721	10%
U.S. large cap core	42,251	42,251	-	10%
International developed markets (3)	36,163	36,163	-	9%
Preferred Stock	728	728	-	-
REIT - domestic	10,665	10,665	-	3%

Fixed Income securities:
International developed markets	59	59	-	-
International emerging markets	129	129	-	-
Government debt securities (4)	32,621	32,621	-	8%
High Yield	39,130	39,130	-	9%
Mortgage backed securities	6,724	6,724	-	2%
Asset backed securities	4,537	4,537	-	1%
Collateralized mortgage obligations	353	353	-	-
Corporate bonds (5)	23,884	23,884	-	6%

Other types of investments:
Equity long/short fund of funds hedge fund (6)	14,932	-	14,932	4%
Multi-strategy fund of funds hedge fund(7)	1,103	-	1,103	0%

TOTAL	$412,612	$360,176	$52,436	100%

(1) This category includes 43% of low-cost equity index funds that track the Russell 1000 Value index.
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

The fair values of the pension plan assets at December 31, 2009, by asset category are as follows:

	Fair Value Measurements at December 31, 2009
	(In Thousands)

Asset Category	Total	Level 1	Level 2%

Cash and cash equivalents	$15,697	15,697	-	4%

Equity securities:
U.S. small cap value	21,242	21,242	-	6%
U.S. small cap growth	178	178	-	-
U.S. small-mid cap growth	22,212	22,212	-	6%
U.S. mid cap core	276	276	-	-
U.S. large cap value (1)	32,634	18,183	14,451	9%
U.S. large cap growth (2)	35,323	18,410	16,913	10%
U.S. large cap core	55,217	55,217	-	15%
International developed markets (3)	29,609	29,609	-	8%
International emerging markets	5,254	5,254	-	1%
Preferred Stock	271	271	-	-
REIT - domestic	8,213	8,213	-	2%

Fixed Income securities:
International developed markets	237	237	-	-
International emerging markets	62	62	-	-
Government debt securities (4)	43,540	43,540	-	12%
High Yield	34,657	34,657	-	9%
Mortgage backed securities	9,817	9,817	-	3%
Asset backed securities	3,889	3,889	-	1%
Collateralized mortgage obligations	1,286	1,286	-	-
Corporate bonds (5)	32,002	32,002	-	9%

Other types of investments:
Equity long/short fund of funds hedge fund (6)	13,885	-	13,885	4%
Multi-strategy fund of funds hedge fund(7)	1,962	-	1,962	1%

TOTAL	$367,463	$320,252	$47,211	100%

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
(7) This category invests in multiple strategies to diversify risks and reduce volatility. The fund is currently in full liquidation.

Other Postretirement Benefits and Expense

	Other postretirement benefits for years ended December 31,
	2010	2009	2008
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$347	$681	$1,115
Interest cost	283	470	645
Amortization of prior service cost	(311)	(339)	(55)
Amortization of net gain (loss)	(176)	(102)	(18)
Total pension cost	143	710	1,687
Less: amounts capitalized	14	51	142
Amount charged to expense	$129	$659	$1,545

Discount rate - Other postretirement benefit plan	5.90%	5.79%/7.44%(1)	6.64%
Expected return on Other postretirement benefit plan assets	NA	NA	NA
(1) 5.79% for the period January 1, 2009 through March 18, 2009, and 7.44% for the settlement on March 18, 2009 and the period March 19, 2009 through December 31, 2009.

As of the December 31, 2010 measurement date, IPL decreased the discount rate from 5.90% to 5.47%. The discount rate assumption affects the other postretirement expense determined for 2011. The effect on 2011 total other postretirement expense of a 25 basis point increase and decrease in the assumed discount rate is ($20 thousand) and $20 thousand, respectively.

Health Care Cost Trend Rates

For measurement purposes, we assumed an annual rate of increase in the per capita cost of covered medical care benefits of 7.27% for 2011, gradually declining to 4.5% in 2029 and remaining level thereafter. In addition, we assumed an annual rate of increase in the per capita cost of covered prescription drugs of 7.27% for 2011, gradually declining to 4.5% in 2029 and then remaining level.

Effect of Change in Health Care Cost Trend Rates

	2010	2009
	(In Thousands)
Effect on total service cost and interest cost components:
One-percentage point increase	$111	$237
One-percentage point decrease	$(90)	$(193)
Effect on year-end benefit obligation:
One-percentage point increase	$700	$609
One-percentage point decrease	$(581)	$(506)

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

The Patient Protection and Affordable Care Act  of 2010

Excise taxes are potentially payable in 2018 and beyond for any "high cost plan" under the Patient Protection and Affordable Care Act.  Significant uncertainties exist regarding the excise tax on high cost plans.  Because of these uncertainties, calculation of a precise liability for this tax is impossible at this time.  IPL discussed with the plan actuary the potential approaches to estimate the potential range of liabilities.  Based on the makeup of plan participants and benefits, IPL estimates the effect of the excise tax to be a 0% change in liability.

The Patient Protection and Affordable Care Act was signed into law March 23, 2010. The elimination of lifetime maximum benefit limits and the addition of dependent children up to age 26 is not expected to significantly affect retiree claims. As changes are made to comply with this legislation, the resulting changes in cost will be reflected at that time.

Expected amortization

The estimated net gain and prior service credit for the other postretirement plan that will be amortized from the regulatory liability into net periodic benefit cost over the 2011 plan year are $170,058 and $314,744, respectively.

Pension Funding

We contributed $28.7 million, $20.1 million, and $56.7 to the Pension Plans in 2010, 2009, and 2008, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to revert back to IPL during 2011.

From a funding perspective, IPL’s funding target liability shortfall is estimated to be approximately $152 million as of January 1, 2011. The shortfall must be funded over seven years. In addition, IPL must also contribute the normal service cost earned by active participants during the plan year. The service cost is expected to be about $5.1 million in 2011. Then, each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. IPL is required to fund approximately $37 million during 2011. However, IPL may decide to contribute more than $37 million to meet certain funding thresholds. IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, nor more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2010 and 2009 were $29.7 million and $28.5 million respectively. Benefit payments made by IPL for other postretirement obligations were $0.6 million and $0.4 million respectively. Projected benefit payments are expected to be paid out of the respective plans as follows:

Year	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
2011	$31,020	$503
2012	31,982	415
2013	33,176	367
2014	34,538	342
2015	35,973	247
2016 through 2020 (in total)	200,766	820

Voluntary Early Retirement Programs

In conjunction with the AES acquisition, IPL implemented three Voluntary Early Retirement Programs (“VERPs”) which offered eligible employees enhanced retirement benefits upon early retirement. Participation in the VERPs was accepted by 551 qualified employees, who elected actual retirement dates between March 1, 2001, and August 1, 2004. Additionally, we currently intend to provide postretirement medical and life insurance benefits to the retirees in the first VERP until age 55; at which time they will be eligible to receive similar benefits from the independent Voluntary Employee Beneficiary Association Trust (“VEBA Trust”). IPL reserves the right to modify or terminate any of the postretirement health care and life insurance benefits provided by IPL. IPL also provides postretirement medical and life insurance benefits to the retirees in the second and third VERPs from their retirement until age 62. The additional cost was initially estimated to be $7.5 million to be amortized over 8 years.

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

Due to the plan changes effective January 1, 2011, an additional $47 thousand negative prior service cost base was created as of December 31, 2010. This amount is amortized over 12 years.

Defined Contribution Plans

All of IPL’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 90% of IPL’s active employees are covered by the Thrift Plan. The Thrift Plan is a qualified defined contribution plan. All union new hires are covered under the Thrift Plan.

Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 4% of the participant’s base compensation, except for employees hired after October 20, 2000 who are members of the clerical-technical unit; and employees hired on or after December 19, 2005 who are members of the physical bargaining unit of the IBEW union, who are not eligible for postretirement health care benefits; whose contributions are matched up to 5% of their base compensation. Beginning in 2007, the IBEW clerical-technical union new hires, in addition to the IPL match, receive an annual lump sum company contribution into the Thrift Plan. Employer contributions to the Thrift Plan were $2.9 million, $2.9 million and $2.8 million for 2010, 2009 and 2008, respectively.

The AES Retirement Savings Plan

Approximately 10% of IPL’s active employees are covered by the RSP. The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while union new hires are covered under the Thrift Plan. Participants elect to make contributions to the RSP based on a percentage of their taxable compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s taxable compensation. In addition, the RSP has a profit sharing component whereby IPL contributes a percentage of each employee’s annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board of Directors on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the RSP were $0.7 million, $2.3 million and $2.0 million for 2010, 2009 and 2008, respectively.

13. COMMITMENTS AND CONTINGENCIES

Legal Loss Contingencies

IPL is a defendant in a little less than one hundred pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant” in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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

IPL has been, and will continue to be, subject to routine audits with respect to its compliance with applicable reliability standards. In March 2010, one of the FERC-certified reliability organizations responsible for developing and maintaining reliability standards, ReliabilityFirst Corporation (“RFC”), conducted a compliance audit of IPL’s operations. On July 6, 2010, RFC issued a Compliance Audit Report to IPL in which it alleged certain Possible Violations of reliability standards. IPL is in the process of implementing mitigation plans for each of the alleged violations and is currently in settlement discussions with RFC. While we are hopeful that we can settle all of the alleged violations, it is possible that a final determination that IPL violated one or more of these standards could subject IPL to civil fines imposed by FERC. It is not possible to predict what the impact will be to IPL at this stage, but it could be material.

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

Environmental Loss Contingencies

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits.

New Source Review

In October 2009, IPL received a Notice of Violation (“NOV”) and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleges violations of the CAA at IPL’s three coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and nonattainment New Source Review requirements under the CAA. Since receiving the letter, IPL management has met with the EPA staff and is currently in discussions with the EPA regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard.

Contractual Contingency

Under IPL’s $40 million interest rate hedge agreement, an event of default by either party, including, but not limited to, insolvency of either IPL, the counterparty, or the insurer of the hedge (Ambac Assurance Corporation), could result in the termination of the agreement and the payment of settlement amounts, as defined in the agreement, between the parties. No such conditions presently exist. The fair value of this hedge as of December 31, 2010 was a liability to IPL of approximately $9.4 million.

14. RELATED PARTY TRANSACTIONS

IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. IPL is not self-insured on property insurance with the exception of a $5 million self-insured retention per occurrence. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPL also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third party insurance company. The premiums paid to this third party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by the third party administrator. This trust fund pays aggregate claims up to $30 million. Claims above the $30 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies provide coverage of $1 billion per occurrence. The cost to IPL of coverage under this program was approximately $4.0 million, $3.9 million, and $3.6 million in 2010, 2009, and 2008, respectively, and is recorded in Other operating expenses on the accompanying Consolidated Statements of Income. As of both December 31, 2010 and 2009, we had prepaid approximately $1.7 million, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $21.0 million, $20.5 million, and $21.0 million in 2010, 2009 and 2008, respectively and is recorded in Other operating expenses on the accompanying Consolidated Statements of Income. As of December 31, 2010 and 2009 we had prepaid approximately $2.8 million and $0.5 million for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries, including IPL. Under a tax sharing agreement with IPALCO, IPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPL had a receivable balance under this agreement of $7.7 million and $2.0 million as of December 31, 2010, and 2009, respectively, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

Long-term Compensation Plan

During 2010, 2009 and 2008, many of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units and options to purchase shares of AES common stock. In 2008, the plan also included options to purchase shares of AES common stock. All three of such components vest in thirds over a three year period and the terms of the AES restricted stock units also include a five year minimum holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2010, 2009 and 2008 was $1.7 million, $1.4 million and $3.0 million, respectively and was included in Other Operating Expenses on IPL’s Consolidated Statements of Income. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPL’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation - Stock Compensation.”

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

16. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2010 and 2009, by quarter, are as follows:

	2010
	March 31	June 30	September 30	December 31
	(In Thousands)
Operating revenue	$288,037	$275,047	$305,675	$276,144
Operating income	49,605	38,038	52,262	32,533
Net income	36,160	24,681	39,455	19,492

	2009
	March 31	June 30	September 30	December 31
	(In Thousands)
Operating revenue	$289,728	$261,339	$265,902	$251,112
Operating income	48,750	35,673	46,456	39,078
Net income	34,040	22,181	32,665	24,225

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of December 31, 2010. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of December 31, 2010, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO).

Management’s Conclusion on Internal Control over Financial Reporting

Management has concluded that, as of December 31, 2010, the Company maintained effective internal controls over financial reporting.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Financial Audit Committee of The AES Corporation pre-approved the audit and non-audit services provided by the independent auditors for 2010 and 2009 for itself and its subsidiaries, including IPALCO Enterprises, Inc. and its subsidiaries. The AES Financial Audit Committee maintained its policy established in 2002 within which to judge if the independent auditor may be eligible to provide certain services outside of its main role as outside auditor. Services within the established framework include audit and related services and certain tax services. Services outside of the framework require AES Financial Audit Committee approval prior to the performance of the service. The Sarbanes-Oxley Act of 2002 addresses auditor independence and this framework is consistent with the provisions of the Act. No services performed by the independent auditor with respect to IPALCO and its subsidiaries were approved after the fact by the AES Financial Audit Committee other than those that were considered to be de minimis and approved in accordance with Regulation 2-01 (c)(7)(i)(c) to Regulation S-X of the Exchange.

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

The following table lists fees billed to IPALCO for products and services provided by our principal accountants:

	Years Ended December 31,
	2010	2009

Audit Fees	$895,500	$873,500
Audit Related Fees:
Fees for the audit of IPL’s employee benefit plans	51,500	61,222
Assurance services for debt offering documents	-	69,891
Total Principal Accounting Fees and Services	$947,000	$1,004,613

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

Fifty-Fifth Supplemental Indenture dated as of May 1, 2009 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2009 Form 10-Q)

Fifty-Sixth Supplemental Indenture dated as of May 1, 2009 (Incorporated by reference to Exhibit No. 4.2 to IPALCO’s June 30, 2009 Form 10-Q)

Fifty-Seventh Supplemental Indenture dated as of May 1, 2009 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s June 30, 2009 Form 10-Q)

4.5	Indenture between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, dated April 15, 2008 for the 7.25% Senior Secured Notes Due 2016. (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s April 17, 2008 Form 8-K)
4.6	Indenture Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, dated April 15, 2008, to the Indenture of Trust between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001. (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s April 17, 2008 Form 8-K)
4.7	Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor Collateral Agent, dated April 15, 2008 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001. (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s April 17, 2008 Form 8-K)
10.1	Interconnection Agreement, dated April 1, 2008, between American Electric Power Service Corporation, as agent for Indiana Michigan Power Company, and IPL (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s 2009 Form 10-K)
10.2*	Interconnection Agreement, dated December 2, 1969, between IPL and Southern Indiana Gas and Electric Company as modified through Modification Number 11
10.3*	Interconnection Agreement dated December 1, 1981, between IPL and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification 6
10.4	Tenth supplemental agreement to interconnection agreement between IPL and PSI Energy, Inc., dated as of June 26, 2002, amending and completely restating prior agreements. (Incorporated by reference to Exhibit No. 10.2 to IPALCO’s September 30, 2002 Form 10-Q)
10.5*	IPALCO 1999 Stock Incentive Plan
10.6	$250,000,000 Revolving Credit Facilities Credit Agreement by and among Indianapolis Power & Light Company The Lenders Party Hereto dated as of December 14, 2010. (Incorporated by reference to Exhibit No. 10.1 to IPALCO's December 17, 2010 Form 8-K)
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certification required by Rule 13a-14(b) or 15d-14(b).
99.1*	Receivables Purchase Agreement between IPL and IPL Funding Corporation dated December 20, 1996
99.2*	Subordination Agreement dated as of December 20, 1996, between IPL, IPL Funding Corporation and ABN AMRO Bank N.V., as the agent
99.3*	Revolving Subordinated Promissory Note between IPL Funding Corporation and IPL dated December 20, 1996
99.4	Remarketing Agreement between IPL and J.P. Morgan Securities, Inc. dated September 30, 1997 for the remarketing of the $40,000,000 City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds, Adjustable Rate Tender Securities (ARTS)SM, Series 1995B (Incorporated by reference to Exhibit No. 99.6 to IPALCO’s 2007 Form 10-K)
99.5	Amendment of Remarketing Agreement dated as of July 10, 2008, by and between Indianapolis Power & Light Company and J.P. Morgan Securities, Inc. to amend the Remarketing Agreement between IPL and J.P. Morgan Securities, Inc. dated September 30, 1997 for the remarketing of the $40,000,000 City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds, Adjustable Rate Tender Securities (ARTS)SM, Series 1995B. (Incorporated by reference to Exhibit No. 99.2 to IPALCO’s June 30, 2008 Form 10-Q)
99.6	First Amendment dated as of June 25, 2009 to Receivables Purchase Agreement dated as of December 20, 1996 (Incorporated by reference to Exhibit No. 99.1 to IPALCO’s June 30, 2009 Form 10-Q)
99.7	Second Amended and Restated Receivables Sale Agreement dated as of June 25, 2009 among IPL Funding Corporation, as the Seller, Indianapolis Power & Light Company, as the Collection Agent, The Royal Bank of Scotland PLC, as the Agent, The Liquidity Providers from time to time Party Hereto, and Windmill Funding Corporation (Incorporated by reference to Exhibit No. 99 to IPALCO’s September 30, 2009 Form 10-Q)
99.8	Second Amendment dated as of May 25, 2010 to the Second Amended and Restated Receivables Sale Agreement dated as of June 25, 2009. (Incorporated by reference to Exhibit No. 99.1 to IPALCO's June 30, 2010 Form 10-Q)
99.9	Amended and Restated Indemnity Agreement dated as of June 25, 2009 made by and between Indianapolis Power & Light Company and the Agent (Incorporated by reference to Exhibit No. 99.3 to IPALCO’s June 30, 2009 Form 10-Q)
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

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

IPALCO ENTERPRISES, INC.
SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Unconsolidated Balance Sheets
As of December 31, 2010 and 2009
(In Thousands)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,915	$4,010
Net income tax receivable	-	-
Short-term investments	-	-
Prepayments and other current assets	76	53
Total current assets	4,991	4,063

OTHER ASSETS:
Investment in subsidiaries	765,751	760,239
Other investments	2,706	2,531
Deferred tax asset - long term	60	-
Deferred financing costs	5,731	7,135
Total other assets	774,248	769,905
TOTAL	$779,239	$773,968

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Paid in capital	$10,811	$9,820
Accumulated deficit	(15,344)	(18,878)
Total common shareholder’s deficit	(4,533)	(9,058)
Long-term debt	395,727	770,093
Total capitalization	391,194	761,035

CURRENT LIABILITIES:
	375,000	-
Accounts payable and accrued expenses	221	200
Accrued income taxes	1,427	711
Accrued interest	11,383	11,384
Total current liabilities	388,031	12,295

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:	14	638
TOTAL	$779,239	$773,968

See notes to SCHEDULE I.

IPALCO ENTERPRISES, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Unconsolidated Statements of Income
For the Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	2010	2009	2008

Equity in earnings of subsidiaries	$116,062	$108,873	$119,920
Income tax benefit - net	24,872	25,481	31,801
Interest on long-term debt	(61,344)	(61,344)	(76,078)
Amortization of redemption premiums and expense on debt	(2,037)	(1,892)	(2,182)
Other - net	(819)	(563)	(2,009)
NET INCOME	$76,734	$70,555	$71,452

See notes to SCHEDULE I.

IPALCO ENTERPRISES, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Unconsolidated Statements of Cash Flows
For the Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	2010	2009	2008

CASH FLOWS FROM OPERATIONS:
Net income	$76,734	$70,555	$71,452
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(116,062)	(108,873)	(119,903)
Cash dividends received from subsidiary companies	111,549	107,678	104,547
Amortization of debt issuance costs and discounts	2,037	1,892	2,182
Deferred income taxes - net	(669)	11	(305)
Tender fees expensed as interest	-	-	13,852
Change in certain assets and liabilities:
Income taxes receivable or payable	716	1,048	(589)
Accounts payable and accrued expenses	20	(9)	(212)
Accrued interest	-	-	3,238
Other - net	(147)	(258)	402
Net cash provided by operating activities	74,178	72,044	74,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	-	-	(6,770)
Proceeds from sales and maturities of short-term investments	-	-	7,870
Investment in subsidiaries	(73)	-	-
Net cash provided by (used in) investing activities	(73)	-	1,100

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowing	-	-	394,105
Retirement of long-term debt	-	-	(388,852)
Dividends on common stock	(73,200)	(70,900)	(71,558)
Other - net	-	-	(7,071)
Net cash used in financing activities	(73,200)	(70,900)	(73,376)
Net change in cash and cash equivalents	905	1,144	2,388
Cash and cash equivalents at beginning of period	4,010	2,866	478
Cash and cash equivalents at end of period	$4,915	$4,010	$2,866

See notes to SCHEDULE I.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Unconsolidated Statement of Common Shareholder’s Deficit
(In Thousands)

	Paid in Capital	Accumulated Deficit	Total
2008
Beginning Balance	$6,778	$(18,016)	$(11,238)
Comprehensive Income:
Net income applicable to common stock		71,452	71,452
Total Comprehensive Income			71,452

Adjustment for the adoption of SFAS 158, net of income taxes of $281 stock of subsidiary		(411)	(411)
Distributions to AES		(71,558)	(71,558)
Contributions from AES	1,846		1,846
Balance at December 31, 2008	$8,624	$(18,533)	$(9,909)
2009
Comprehensive Income:
Net income applicable to common stock		70,555	70,555
Total Comprehensive Income			70,555

Distributions to AES		(70,900)	(70,900)
Contributions from AES	1,196		1,196
Balance at December 31, 2009	$9,820	$(18,878)	$(9,058)
2010
Comprehensive Income:
Net income applicable to common stock		76,734	76,734
Total Comprehensive Income			76,734

Distributions to AES		(73,200)	(73,200)
Contributions from AES	991		991
Balance at December 31, 2010	$10,811	$(15,344)	$(4,533)

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Notes to Schedule I

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for Subsidiaries and Affiliates - IPALCO Enterprises, Inc. has accounted for the earnings of its subsidiaries on the equity method in the unconsolidated condensed financial information.

2. INDEBTEDNESS

The following table presents IPALCO’s long-term indebtedness:

Series	Due	December 31,
		2010	2009
		(In Thousands)
Long-term Debt
8.625% Senior Secured Notes	November 2011	375,000	375,000
7.250% Senior Secured Notes	April 2016	400,000	400,000
Unamortized discount - net		(4,273)	(4,907)
Total Long-term Debt		770,727	770,093
Less: current Portion of Long-term Debt		375,000
Net Long-term Debt		$395,727	$770,093

Long-term Debt

IPALCO’s Senior Secured Notes

IPALCO has outstanding $375 million of 8.625% and $400 million of 7.250% Senior Secured Notes due November 14, 2011, and April 1, 2016, respectively, which are secured by IPALCO’s pledge of all of the outstanding common stock of IPL. IPALCO’s Senior Secured Notes contain certain financial covenants based on debt to capital, with which IPALCO is in compliance.

IPALCO has classified its outstanding $375 million of 8.625% Senior Secured Notes due November 14, 2011 as short-term and management is evaluating available options regarding its repayment. Management intends to refinance and believes that it has the ability to refinance IPALCO’s Senior Secured Notes due November 14, 2011; however there can be no assurance that IPALCO will refinance these Notes. This ability is based on the historical trading of IPALCO Senior Secured Notes and the existence of a viable market for bonds of IPALCO’s credit rating allowing IPALCO to access the capital to finance the maturity. Should the capital markets not be accessible to IPALCO, management believes that other financing options are at its disposal to meet the needs of the maturity, which could include a credit facility with a financial institution.

Debt Maturities

Maturities on indebtedness subsequent to December 31, 2010 are as follows:

Year	Amount
(In Thousands)
2011	$375,000
2012	-
2013	-
2014	-
2015	-
Thereafter	400,000
Total	$775,000

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

IPALCO ENTERPRISES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

Column A - Description	Column B - Balance at Beginning of Period	Column C - Additions		Column D - Deductions - Net Write-offs	Column E - Balance at End of Period
		Charged to Income	Charged to Other Accounts
Year ended December 31, 2010
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$2,143	$3,995	$-	$3,920	$2,218

Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$1,801	$4,506	$-	$4,164	$2,143

Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$1,882	$4,227	$-	$4,308	$1,801

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

Column A - Description	Column B - Balance at Beginning of Period	Column C - Additions		Column D - Deductions - Net Write-offs	Column E - Balance at End of Period
		Charged to Income	Charged to Other Accounts
Year ended December 31, 2010
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$2,143	$3,995	$-	$3,920	$2,218

Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$1,801	$4,506	$-	$4,164	$2,143

Year ended December 31, 2008
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$1,882	$4,227	$-	$4,308	$1,801

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
(Registrant)

Date:	February 25, 2011	By:	/s/ Ann D. Murtlow
Ann D. Murtlow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Ann D. Murtlow
Ann D. Murtlow	President, Chief Executive Officer and Director of IPALCO (Principal Executive Officer)	February 25, 2011

/s/ Edward C. Hall III
Edward C. Hall III	Chairman of the Board of IPALCO and Executive Vice President, Regional President for North America of AES	February 25, 2011

/s/ Ronald E. Talbot
Ronald E. Talbot	Director of IPALCO and Senior Vice President, Power Supply of IPL	February 25, 2011

/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski	Director of IPALCO and Senior Vice President, Customer Operations of IPL	February 25, 2011

/s/ Richard Santoroski
Richard Santoroski	Director of IPALCO and Executive Vice President, Chief Risk Officer and Co-Head of Business Development of AES	February 25, 2011

Kenneth Uva	Director of IPALCO	February 25, 2011

/s/ Kurt Tornquist
Kurt Tornquist	Vice President, Controller and Interim Chief Financial Officer of IPALCO (Principal Financial and Accounting Officer)	February 25, 2011

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.