Form 10-Q
period 2011-03-31
IPALCO ENTERPRISES, INC.
filed 2011-05-09
CIK 728391

..style1 { text-align: center; } ..style1 { text-align: center; }

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
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

At May 6, 2011, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 2011

TABLE OF CONTENTS

Item No.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION
1.	Financial Statements:
Unaudited Condensed Consolidated Statements of Income for the Three Months ended March 31, 2011 and 2010
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2011 and 2010
Unaudited Condensed Consolidated Statements of Common Shareholder’s Equity (Deficit) and Noncontrolling Interest for the Three Months ended March 31, 2011 and 2010
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

SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) including, in particular, the statements about our plans, strategies and prospects under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I - Financial Information of this Form 10-Q. Forward-looking statements involve many risks and uncertainties and express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words “could,” “may,” “predict,” “anticipate,” “would,” “believe,” “estimate,” “expect,” “forecast,” “project,” “objective,” “intend,” “continue,” “should,” “plan,” and similar expressions, or the negatives thereof, are intended to identify forward-looking statements unless the context requires otherwise.

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
  purchased power costs and availability;
  regulatory action, including, but not limited to, the review of our basic rates and charges by the Indiana Utility Regulatory Commission (“IURC”);
  federal and state legislation and regulations;
  our ownership by The AES Corporation (“AES”);
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
  issues related to our participation in the Midwest Independent Transmission System Operator, Inc. (“Midwest ISO”), including the cost associated with membership and the recovery of costs incurred; and
  product development and technology changes.

Most of these factors affect us through our consolidated subsidiary, Indianapolis Power & Light Company (“IPL”). All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. Except as required by the federal securities laws, we undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future events or otherwise. If one or more forward-looking statements are updated, no inference should be drawn that additional updates will be made with respect to those or other forward-looking statements.

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In Thousands)

	Three Months Ended
	March 31,
	2011	2010

UTILITY OPERATING REVENUES	$289,165	$288,037

UTILITY OPERATING EXPENSES:
Operation:
Fuel	79,148	78,773
Other operating expenses	50,356	48,525
Power purchased	25,043	12,793
Maintenance	32,530	23,683
Depreciation and amortization	40,831	40,583
Taxes other than income taxes	10,708	10,323
Income taxes-net	14,823	23,752
Total utility operating expenses	253,439	238,432
UTILITY OPERATING INCOME	35,726	49,605

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	1,393	678
Miscellaneous income and (deductions) - net	(633)	(178)
Income tax benefit applicable to nonoperating income	6,489	6,593
Total other income and (deductions) - net	7,249	7,093

INTEREST AND OTHER CHARGES:
Interest on long-term debt	28,862	28,725
Other interest	447	636
Allowance for borrowed funds used during construction	(932)	(452)
Amortization of redemption premiums and expense on debt	1,168	1,041
Total interest and other charges - net	29,545	29,950
NET INCOME	13,430	26,748

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803

NET INCOME APPLICABLE TO COMMON STOCK	$12,627	$25,945

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)

	March 31,	December 31,
	2011	2010
ASSETS
UTILITY PLANT:
Utility plant in service	$4,115,634	$4,096,883
Less accumulated depreciation	1,902,343	1,878,747
Utility plant in service - net	2,213,291	2,218,136
Construction work in progress	148,519	129,634
Spare parts inventory	14,665	12,737
Property held for future use	1,002	1,002
Utility plant - net	2,377,477	2,361,509

OTHER ASSETS:
Investment in long-term debt securities	40,000	41,669
Nonutility property - at cost, less accumulated depreciation	687	688
Other investments	6,539	6,419
Other assets - net	47,226	48,776

CURRENT ASSETS:
Cash and cash equivalents	60,980	31,796
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $3,009 and $2,218, respectively)	130,802	140,538
Fuel - at average cost	47,175	37,369
Materials and supplies - at average cost	50,954	51,524
Deferred tax asset - current	10,100	11,313
Regulatory assets	5,092	-
Prepayments and other current assets	10,580	18,366
Total current assets	315,683	290,906

DEFERRED DEBITS:
Regulatory assets	413,116	416,749
Miscellaneous	19,346	20,040
Total deferred debits	432,462	436,789
TOTAL	$3,172,848	$3,137,980

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s equity (deficit):
Paid in capital	11,082	10,811
Accumulated deficit	(6,217)	(15,344)
Accumulated other comprehensive loss	-	(197)
Total common shareholder’s equity (deficit)	4,865	(4,730)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,332,530	1,332,353
Total capitalization	1,397,179	1,387,407

CURRENT LIABILITIES:
Short-term and current portion of long-term debt	425,000	425,000
Accounts payable	84,232	83,351
Accrued expenses	23,651	23,016
Accrued real estate and personal property taxes	21,250	16,812
Regulatory liabilities	7,803	8,862
Accrued income taxes	8,214	-
Accrued interest	47,134	31,180
Customer deposits	21,435	20,772
Other current liabilities	12,131	10,286
Total current liabilities	650,850	619,279

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	523,349	516,992
Accumulated deferred income taxes - net	366,158	373,244
Non-current income tax liability	4,848	4,757
Unamortized investment tax credit	11,015	11,433
Accrued pension and other postretirement benefits	195,509	199,288
Miscellaneous	23,940	25,580
Total deferred credits and other long-term liabilities	1,124,819	1,131,294

COMMITMENTS AND CONTINGENCIES (Note 6)
TOTAL	$3,172,848	$3,137,980

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATIONS:
Net income	$13,430	$26,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,360	40,423
Amortization of regulatory assets	1,142	1,614
Deferred income taxes and investment tax credit adjustments - net	(5,898)	(6,221)
Allowance for equity funds used during construction	(1,350)	(624)
Change in certain assets and liabilities:
Accounts receivable	9,736	(4,748)
Fuel, materials and supplies	(9,236)	501
Income taxes receivable or payable	14,232	23,247
Financial transmission rights	1,376	-
Accounts payable and accrued expenses	6,126	10,322
Accrued real estate and personal property taxes	4,438	(1,211)
Accrued interest	16,448	15,919
Pension and other postretirement benefit expenses	(3,779)	(2,179)
Short-term and long-term regulatory assets and liabilities	(4,974)	1,416
Other - net	1,084	1,067
Net cash provided by operating activities	84,135	106,274

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(50,703)	(26,864)
Grants under the American Recovery and Reinvestment Act of 2009	1,123	-
Other	(1,066)	(1,663)
Net cash used in investing activities	(50,646)	(28,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	8,000	9,508
Short-term debt repayments	(8,000)	-
Dividends on common stock	(3,500)	(48,300)
Preferred dividends of subsidiary	(803)	(803)
Other	(2)	(127)
Net cash used in financing activities	(4,305)	(39,722)
Net change in cash and cash equivalents	29,184	38,025
Cash and cash equivalents at beginning of period	31,796	48,022
Cash and cash equivalents at end of period	$60,980	$86,047

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest (net of amount capitalized)	$12,347	$12,897
Income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholder’s Equity (Deficit)
and Noncontrolling Interest
(In Thousands)

	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Common Shareholder's Equity (Deficit)	Cumulative Preferred Stock of Subsidiary
2010
Beginning Balance	$9,820	$(18,878)	$-	$(9,058)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		25,945		25,945
Unrealized loss on available for sale investment (net of income tax benefit of $133)			(195)	(195)
Total Comprehensive Income attributable to common stock				25,750

Distributions to AES		(48,300)		(48,300)
Contributions from AES	270			270
Balance at March 31, 2010	$10,090	$(41,233)	$(195)	$(31,338)	$59,784

2011
Beginning Balance	$10,811	$(15,344)	$(197)	$(4,730)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		12,627		12,627
Gain on sale of available for sale investment (net of income tax expense of $134)			197	197
Total Comprehensive Income attributable to common stock				12,824

Distributions to AES		(3,500)		(3,500)
Contributions from AES	271			271
Balance at March 31, 2011	$11,082	$(6,217)	$-	$4,865	$59,784

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

For a list of certain abbreviations or acronyms used in the Notes to Unaudited Condensed Consolidated Financial Statements, see “Item 1B. Defined Terms” included in Part I - Financial Information of this Form 10-Q.

1. ORGANIZATION

IPALCO Enterprises, Inc. (“IPALCO”) is a holding company incorporated under the laws of the state of Indiana. IPALCO is a wholly-owned subsidiary of The AES Corporation (“AES”). IPALCO was acquired by AES in March 2001. IPALCO owns all of the outstanding common stock of its subsidiaries. Substantially all of IPALCO’s business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, Indianapolis Power & Light Company (“IPL”). IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two combustion turbines at a separate site that are all used for generating electricity. IPL’s net electric generation capability for winter and summer is 3,492 Megawatts (“MW”) and 3,353 MW, respectively.

IPALCO’s other direct subsidiary is Mid-America Capital Resources, Inc. (“Mid-America”). Mid-America is the holding company for IPALCO’s unregulated activities. Mid-America owns a 4.4% interest in EnerTech Capital Partners II L.P., a venture capital fund that invests in early stage and emerging growth companies in the energy technology, clean technology and related markets, with a recorded value of $3.5 million as of both March 31, 2011 and December 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements include the accounts of IPALCO, IPL and Mid-America. All significant intercompany amounts have been eliminated. The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited financial statements have been prepared in accordance with the accounting policies described in IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 Form 10-K”) and should be read in conjunction therewith. Certain prior period amounts have been reclassified to conform to current year presentation.

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

Cash Equivalents

As of March 31, 2011 and December 31, 2010, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity, which was $28.5 million and $12.7 million as of March 31, 2011 and December 31, 2010, respectively.

Investment in Debt Securities

As of March 31, 2011 and December 31, 2010, our investment in debt securities consisted of available-for-sale debt securities of $40.0 million and $41.7 million, respectively. Auction rate securities with a recorded value of $1.7 million as of December 31, 2010 were liquidated during the first quarter of 2011 at their face amount of $2.0 million. Variable rate demand notes of $40.0 million at both periods consisted of the 1995 Bonds, which IPL owns and is also liable for both the interest and principal payments thereon. We have estimated the fair value of the $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project (“1995B Bonds”) based primarily upon qualitative factors such as IPL’s credit worthiness and concluded the fair value approximates their face value.

Customer Deposits

Our customer deposits do not have defined maturity dates and therefore, fair value is estimated to be the amount payable on demand, which equaled book value. Customer deposits totaled $21.4 million and $20.8 million as of March 31, 2011 and December 31, 2010, respectively.

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

The following table shows the face value and the fair value of fixed rate and variable rate indebtedness for the periods ending:

	March 31, 2011		December 31, 2010
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$1,632.7	$1,725.9	$1,632.7	$1,719.8
Variable-rate	130.0	130.0	130.0	130.0
Total indebtedness	$1,762.7	$1,855.9	$1,762.7	$1,849.8

The difference between the face value and the carrying value of this indebtedness is unamortized discount of $5.1 million and $5.4 million at March 31, 2011 and December 31, 2010, respectively.

Fair Value Hierarchy

Financial Accounting Standards Board Accounting Standards Codification (“ASC)” 820 defined and established a framework for measuring fair value and expanded disclosures about fair value measurements for financial assets and liabilities that are adjusted to fair value on a recurring basis and/or financial assets and liabilities that are measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the period. In accordance with ASC 820, we have categorized our financial assets and liabilities that are adjusted to fair value, based on the priority of the inputs to the valuation technique, following the three-level fair value hierarchy prescribed by ASC 820, as follows:

Level 1 - unadjusted quoted prices for identical assets or liabilities in an active market.

Level 2 - inputs from quoted prices in markets where trading occurs infrequently or quoted prices of instruments with similar attributes in active markets.

Level 3 - unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2011 and December 31, 2010, all (excluding pension assets - see Note 5, “Pension and Other Postretirement Benefits”) of IPALCO’s financial assets or liabilities measured at fair value on a recurring basis were considered Level 3, based on the fair value hierarchy. The following table presents those financial assets and liabilities:

	Fair Value Measurements Using Level 3 at
	March 31, 2011	December 31, 2010
	(In Thousands)

Financial assets:
Investments in debt securities	$40,000	$41,669
Financial transmission rights	782	2,158
Total financial assets measured at fair value	$40,782	$43,827

Financial liabilities:
Interest rate swap	$9,252	$9,426
Other derivative liabilities	197	193
Total financial liabilities measured at fair value	$9,449	$9,619

The following table sets forth a reconciliation of financial instruments classified as Level 3 in the fair value hierarchy:

	Derivative Financial Instruments, net Asset (Liability)	Investments in Debt Securities	Total
	(In Thousands)
Balance at January 1, 2011	$(7,461)	$41,669	$34,208
Unrealized gain recognized in Other Comprehensive Income	-	331	331
Unrealized loss recognized in earnings	(4)	-	(4)
Unrealized loss recognized as a regulatory liability	(1,696)	-	(1,696)
Settlements	494	(2,000)	(1,506)
Balance at March 31, 2011	$(8,667)	$40,000	$31,333

4. INDEBTEDNESS

IPALCO’s Senior Secured Notes

IPALCO has outstanding $375 million of 8.625% and $400 million of 7.25% Senior Secured Notes due November 14, 2011, and April 1, 2016, respectively, which are secured by IPALCO’s pledge of all of the outstanding common stock of IPL. IPALCO’s Senior Secured Notes due 2011 contain certain financial covenants based on debt to capital and interest coverage, with which IPALCO is in compliance.

IPALCO has classified its outstanding $375 million of 8.625% Senior Secured Notes due November 14, 2011 as short-term indebtedness and management plans to refinance the 2011 IPALCO Notes in the second quarter of 2011 with long-term secured debt. In conjunction with the refinancing, management intends to conduct a tender offer for the outstanding 2011 IPALCO Notes. The tender process would require IPALCO to pay a make-whole provision to the current debt holders, which is estimated to be approximately $13 to $14 million, based on current interest rates and expected timing of the tender. Although there can be no assurance that we will be able to refinance these notes, we believe it is highly likely.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following tables present information relating to the Employees’ Retirement Plan of Indianapolis Power & Light Company and the Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”), which are combined and shown as Pension Benefits. The following tables also present information relating to Other Postretirement Benefits:

	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
Net funded status of plans:
Net funded status at December 31, 2010, before tax adjustments	$(194,797)	$(4,991)
Net benefit cost components reflected in net funded status during first quarter:
Service cost	(1,809)	(94)
Interest cost	(7,957)	(65)
Expected return on assets	8,042	-
Employer contributions during quarter	5,646	12
Net funded status at March 31, 2011, before tax adjustments	$(190,875)	$(5,138)

Regulatory assets (liabilities) related to pensions (1)(2):
Regulatory assets (liabilities) at December 31, 2010, before tax adjustments	$242,941	$(7,570)
Amount reclassified through net benefit cost:
Amortization of prior service (cost) credit	(1,086)	79
Amortization of net actuarial (loss) gain	(3,326)	42
Regulatory assets (liabilities) at March 31, 2011, before tax adjustments	$238,529	$(7,449)

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

(2)The regulatory liability relate to Other Postretirement Benefits is netted against the regulatory assets related to Pension Benefits on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Pension Expense

The following table presents Net Periodic Benefit Cost information relating to the Pension Plans combined:

	For the Three Months Ended March 31,
	2011	2010
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,809	$1,646
Interest cost	7,957	7,897
Expected return on plan assets	(8,042)	(7,314)
Amortization of prior service cost	1,086	868
Amortization of actuarial loss	3,326	2,960
Net periodic benefit cost	$6,136	$6,057

Other Postretirement Employee Benefits and Expense

The following table presents Net Periodic Benefit Cost information relating to other postretirement benefits:

	For the Three Months Ended March 31,
	2011	2010
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$94	$92
Interest cost	65	71
Amortization of prior service credit	(79)	(78)
Amortization of actuarial gain	(42)	(44)
Net periodic benefit cost	$38	$41

6. COMMITMENTS AND CONTINGENCIES

Legal Loss Contingencies

IPL is a defendant in a little less than fifty pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant” in that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

It is possible that material additional loss with regard to the asbestos lawsuits could be incurred. At this time, an estimate of additional loss cannot be made. IPL has settled a number of asbestos related lawsuits for amounts which, individually and in the aggregate, were not material to IPL’s or IPALCO’s results of operations, financial condition, or cash flows. Historically, settlements paid on IPL’s behalf have been comprised of proceeds from one or more insurers along with comparatively smaller contributions by IPL. Additionally, approximately 40 cases have been dropped by the plaintiffs in the past year without requiring a settlement. We are unable to estimate the number of, the effect of, or losses or range of loss which are reasonably possible from the pending lawsuits or any additional asbestos suits. Furthermore, we are unable to estimate the portion of a settlement amount, if any, that may be paid from any insurance coverage for any known or unknown claims. Accordingly, there is no assurance that the pending or any additional suits will not have a material adverse effect on IPALCO’s results of operations, financial condition, or cash flows.

IPL has been, and will continue to be, subject to routine audits with respect to its compliance with applicable reliability standards. In March 2010, one of the FERC-certified reliability organizations responsible for developing and maintaining reliability standards, ReliabilityFirst Corporation (“RFC”), conducted a compliance audit of IPL’s operations. On July 6, 2010, RFC issued a Compliance Audit Report to IPL in which it alleged certain Possible Violations of reliability standards. IPL is in the process of implementing mitigation plans for each of the alleged violations and is currently in settlement discussions regarding a potential fine. At this time, we believe it is unlikely that any civil fines imposed in this matter will be material to IPALCO’s results of operations, financial condition, or cash flows.

In addition, IPALCO and IPL are involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome will not have a material adverse effect on IPALCO’s results of operations, financial condition, or cash flows. Amounts accrued or expensed for legal or environmental contingencies collectively during the periods covered by this report have not been material to the Financial Statements of IPALCO.

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

New Source Review

In October 2009, IPL received a Notice of Violation (“NOV”) and Finding of Violation from the U.S. Environmental Protection Agency (“EPA”) pursuant to the U.S. Clean Air Act (“CAA”) Section 113(a). The NOV alleges violations of the CAA at IPL’s three coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and nonattainment New Source Review requirements under the CAA. Since receiving the letter, IPL management has met with the EPA staff and is currently in discussions with the EPA regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard.

Contractual Contingency

Under IPL’s $40 million interest rate hedge agreement, an event of default by either party, including, but not limited to, insolvency of either IPL, the counterparty, or the insurer of the hedge (Ambac Assurance Corporation), could result in the termination of the agreement and the payment of settlement amounts, as defined in the agreement, between the parties. No such conditions presently exist. The fair value of this hedge as of March 31, 2011 and December 31, 2010 was a liability to IPL of approximately $9.3 million and $9.4 million, respectively.

7. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. The nonutility category primarily includes the 2011 IPALCO Notes and the 2016 IPALCO Notes; approximately $8.3 million and $8.5 million of nonutility cash and cash equivalents, as of March 31, 2011 and December 31, 2010, respectively; short-term and long-term nonutility investments (including the 4.4% ownership interest in EnerTech Capital Partners II L.P.) of $6.3 million and $6.2 million at March 31, 2011 and December 31, 2010, respectively; and income taxes and interest related to those items. Nonutility assets represented less than 1% of IPALCO’s total assets as of March 31, 2011 and December 31, 2010. Net income for the utility segment was $23.2 million and $36.2 million the three month periods ended March 31, 2011 and 2010, respectively. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

ITEM 1B. DEFINED TERMS

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

1995B Bonds	$40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project
2010 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2010
AES	The AES Corporation
ASC	Financial Accounting Standards Board Accounting Standards Codification
BTA	Best Technology Available
CAA	U.S. Clean Air Act
CPCN	Certificate of Public Convenience and Necessity
CWA	U.S. Clean Water Act
EPA	U.S. Environmental Protection Agency
The Financial Statements	The Unaudited Condensed Consolidated Financial Statements of IPALCO in "Item 1. Financial Statements" included in Part I - Financial Information of this Form 10-Q
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MW	Megawatt
Mid-America	Mid-America Capital Resources, Inc.
Midwest ISO	Midwest Independent Transmission System Operator, Inc.
NOV	Notice of Violation and Finding of Violation
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company

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

Comparison of three months ended March 31, 2011 and three months ended March 31, 2010

Utility Operating Revenues

Utility operating revenues during the three months ended March 31, 2011 increased by $1.1 million compared to the same period in 2010, which resulted from the following changes (dollars in thousands):

	Three Months Ended March 31,		Change	Percentage Change
	2011	2010

Utility Operating Revenue:
Retail Revenues	$271,845	$260,401	$11,444	4.4%
Wholesale Revenues	12,045	23,041	(10,996)	(47.7%)
Miscellaneous Revenues	5,275	4,595	680	14.8%
Total Utility Operating Revenues	$289,165	$288,037	$1,128	0.4%

Heating Degree Days:
Actual	2,807	2,913	(106)	(3.6)%
30-year Average	2,873	2,873

While the increase in Utility Operating Revenues in the comparable periods was only 0.4%, or $1.1 million, it included a 4.4%, or $11.4 million increase in retail revenues, partially offset by a 47.7% or $11.0 million decrease in wholesale revenues. The increase in retail revenues was due to an 8.5% increase in the weighted average price per Kilowatt hours (“kWh”) sold ($20.5 million), partially offset by a nonrecurring charge against retail revenues related to prior periods ($5.0 million) and a 2.0% decrease in the volume of kWh sold ($4.1 million).  The $20.5 million increase in the weighted average price of kWh sold was primarily due to an $18.1 million increase in fuel revenues. We believe the $4.1 million decrease in the volume of electricity sold was due to both warmer temperatures during the comparable periods and the effect of local economic conditions. The $11.0 million decrease in wholesale revenues was primarily due to a 46.7% decrease in the quantity of kWh sold ($10.8 million), which was primarily due to the timing of major generating unit overhauls and to a lesser extent, unscheduled outages.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended March 31, 2010 to the three months ended March 31, 2011 (in millions):

Operating expenses for the three months ended March 31, 2010	$238.4
Increase in purchased power costs	12.3
Increase in maintenance expenses	8.8
Decrease in income taxes - net	(8.9)
Other miscellaneous variances	2.8
Operating expenses for the three months ended March 31, 2011	$253.4

The $12.3 million increase in purchased power costs was primarily due to a 226% increase in the volume of power purchased during the period ($15.3 million), primarily due to the timing of major generating unit overhauls and to a lesser extent, unscheduled outages.

Maintenance expenses for the three months ended March 31, 2011 increased $8.8 million or 37.4% compared to the same period in 2010.  We expect maintenance expenses to continue to be higher through 2012 as we continue to perform major generating unit overhauls and implement a plan to increase the level of maintenance activities on our five largest coal fired generating units to correct reliability problems encountered in the past two years as described in our 2010 Form 10-K under “Operating Excellence” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The $8.9 million decrease in income taxes - net was primarily due to a decrease in pretax net operating income for the reasons previously described.

Other Income and Deductions

Other income and deductions remained relatively flat for the three months ended March 31, 2011 as compared to the same period in 2010 and included a $0.7 million increase in the allowance for equity funds used during construction as a result of increased construction activity.

Interest and Other Charges

Interest and other charges decreased $0.4 million during 2011 primarily due to a $0.5 million increase in the allowance for borrowed funds used during construction as a result of increased construction activity.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had unrestricted cash and cash equivalents of $61.0 million. As of March 31, 2011, we also had available borrowing capacity of $208.7 million under our $250.0 million committed revolving credit facilities after outstanding borrowings, existing letters of credit and liquidity support for the 1995B Bonds. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2012. We also have authority from the IURC to, among other things, issue up to $200 million in aggregate principal amount of long-term debt and refinance up to $277.4 million in existing indebtedness through December 31, 2013, and to have up to $250 million of long-term credit agreements and liquidity facilities outstanding at any one time. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will currently be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facilities will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facilities; and (iv) additional debt financing.

IPALCO’s Senior Secured Notes

IPALCO has outstanding $375 million of 8.625% and $400 million of 7.25% Senior Secured Notes due November 14, 2011, and April 1, 2016, respectively, which are secured by IPALCO’s pledge of all of the outstanding common stock of IPL. IPALCO’s Senior Secured Notes due 2011 contain certain financial covenants based on debt to capital and interest coverage, with which IPALCO is in compliance.

IPALCO has classified its outstanding $375 million of 8.625% Senior Secured Notes due November 14, 2011 as short-term indebtedness and management plans to refinance the 2011 IPALCO Notes in the second quarter of 2011 with long-term secured debt. In conjunction with the refinancing, management intends to conduct a tender offer for the outstanding 2011 IPALCO Notes. The tender process would require IPALCO to pay a make-whole provision to the current debt holders, which is estimated to be approximately $13 to $14 million, based on current interest rates and expected timing of the tender. Although there can be no assurance that we will be able to refinance these notes, we believe it is highly likely.

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on the 2011 IPALCO Notes and IPL’s credit facilities (as well as the amount of certain other fees on the credit facilities) are dependent upon the credit ratings of IPALCO and IPL, respectively. In the event IPALCO’s or IPL’s credit ratings are downgraded or upgraded, the interest rates and certain other fees charged to IPALCO and IPL could increase, or decrease, respectively. However, the applicable interest rate on the 2011 IPALCO Notes cannot increase any further, but upgrades in IPALCO’s credit ratings would decrease the interest rate. Downgrades in the credit ratings of AES could result in IPL’s and/or IPALCO’s credit ratings being downgraded.

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

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditures totaled $50.7 million and $26.9 million for the three months ended March 31, 2011 and 2010, respectively. Construction expenditures during the first three months of 2011 and 2010 were financed primarily with internally generated cash provided by operations.

Our capital expenditure program, including development and permitting costs, for the three year period 2011-2013 is currently estimated to cost approximately $489 million, including amounts already spent in the first quarter of 2011. It includes approximately $184 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $244 million for power plant related projects (including $64 million for a construction project designed to reduce sulfur dioxide); $31 million for IPL’s Smart Energy Projects; and $30 million for other miscellaneous equipment. The majority of the expenditures for construction projects designed to reduce sulfur dioxide and mercury emissions are recoverable through jurisdictional retail rate revenue through our ECCRA filings, subject to regulatory approval. These estimates do not include any additional amounts we may be required to spend in connection with resolution of the NOV described in “Environmental Matters” and, due to the uncertainty of future environmental regulations, they also do not include any costs related to compliance with other potential future regulations such as those described in “Environmental Matters” nor any costs for new generation that might be required if existing units are retired. Any increase in future costs attributed to these pending environmental regulations will likely not have a material impact for this three year period. Capital expenditures are generally financed with a combination of internally generated funds and short-term and long-term borrowings.

Common Stock Dividends

All of IPALCO’s outstanding common stock is held by AES. During the first three months of 2011 and 2010 we paid $3.5 million and $48.3 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $5.6 million and $4.5 million to the Pension Plans during the first three months of 2011 and 2010, respectively. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to revert back to IPL during 2011.

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

The following discussion is an update to and should be read in conjunction with the discussion included in “Liquidity and Capital Resources - Environmental Matters” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2010 Form 10-K.

Clean Air Act  and Hazardous Air Pollutants

As noted in our 2010 Form 10-K, as a result of prior EPA determinations and a D.C. Circuit Court ruling, the EPA is obligated under Section 112 of the CAA to develop a rule requiring pollution controls for hazardous air pollutants, including mercury, hydrogen chloride, hydrogen fluoride, and nickel species from coal and oil-fired power plants.  The EPA has entered into a consent decree under which it is obligated to finalize the rule by November 2011.  In connection with such rule, the CAA requires the EPA to establish maximum achievable control technology (“MACT”) standards for each pollutant regulated under the rule. MACT is defined as the emission limitation achieved by the “best performing 12%” of sources in the source category.  The EPA announced a proposed rule in March 2011 that was published in the Federal Register on May 3, 2011 and, if adopted, would establish national emissions standards for hazardous air pollutants from coal- and oil-fired electric utility steam generating units.  The rule, as currently proposed, may require all coal-fired power plants to install acid gas control technology, upgrade particulate control devices and/or install some other type of mercury control technology, such as sorbent injection.  The rule may also require installation of new emission monitoring equipment and/or implementation of additional monitoring methodologies. The EPA is receiving public comments on the proposed rule, and such public comments will be considered by the EPA prior to promulgating a final rule.  Most of IPL’s coal-fired capacity has acid gas scrubbers or comparable control technologies, but as proposed there are other improvements to such control technologies that may be needed at some of our generators. Under the CAA, compliance is required within three years of the effective date of the rule; however, the compliance period for a unit, or group of units, may be extended by state permitting authorities (for one additional year) or through a determination by the President (for up to two additional years). At this time, we cannot predict the extent of the final regulations for hazardous air pollutants, but the cost of compliance with any such regulations could be material.  We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard.

Cooling Water Intake Regulations

We use water as a coolant at our generating facilities.  Under the federal Clean Water Act (“CWA”), cooling water intake structures are required to reflect the Best Technology Available (“BTA”) for minimizing adverse environmental impact.  In March 2011, the EPA announced its proposal for standards to protect fish and other aquatic organisms drawn into cooling water systems at large power plants and other industrial facilities. The proposal was published in the Federal Register in April 2011 and comments are due by July 19, 2011. The proposal, based on Section 316(b) of the CWA establishes BTA requirements regarding impingement mortality for all existing facilities that withdraw water from a source water body above a minimum volume and utilize at least 25% of the withdrawn water for cooling purposes. IPL believes in order to meet these BTA requirements, all cooling water intake structures associated with once through cooling processes will need to modify the existing traveling screens and add a fish return and handling system for each cooling system. The proposal would also require owners of facilities that withdraw very large amounts of water to perform comprehensive site-specific studies during the permitting process and may require closed-cycle cooling systems (closed-cycle cooling towers), or equivalent technology, on a case-by-case basis when deemed appropriate by permitting authorities in order to meet entrainment mortality BTA. The proposal also establishes a public process, with opportunity for public input, by which the appropriate technology to reduce entrainment mortality would be implemented at each facility after considering site-specific factors. A final rule is expected in July 2012. It is not possible to predict the total impacts of the final rule at this time, but if additional capital expenditures are necessary, they could be material.

Senate Bill 251

In April 2011, the Indiana State Senate and House of Representatives approved Senate Bill 251, which will become law if and when it is signed by the governor of Indiana. Senate Bill 251 is a comprehensive Bill which, among other things, provides Indiana utilities with a means for recovering 80% of costs incurred to comply with federal mandates through a periodic retail rate adjustment mechanism. This includes costs to comply with regulations from EPA, FERC, NERC, Department of Energy, etc., including capital intensive requirements and/or proposals described herein and in the IPALCO 2010 Form 10-K, such as cooling water intake regulations, waste management and coal combustion byproducts, wastewater effluent, MISO transmission expansion costs and polychlorinated biphenyls. It does not change existing legislation that allows for 100% recovery of clean coal technology designed to reduce air pollutants (Senate Bill 29).

Some of the most important features of Senate Bill 251 to IPL are as follows: Any energy utility in Indiana seeking to recover federally mandated costs incurred in connection with a compliance project shall apply to the IURC for a certificate of public convenience and necessity (“CPCN”) for the compliance project. It sets forth certain factors that the IURC must consider in determining whether to grant a CPCN. It further specifies that if the IURC approves a proposed compliance project and the projected federally mandated costs associated with the project, the following apply: (i) 80% of the approved costs shall be recovered by the energy utility through a periodic retail rate adjustment mechanism (ii) 20% of the approved costs shall be deferred and recovered by the energy utility as part of the next general rate case filed by the energy utility with the IURC and (iii) actual costs exceeding the projected federally mandated costs of the approved compliance project by more than 25% shall require specific justification and approval before being authorized in the energy utility's next general rate case. Senate Bill 251 also requires the IURC to adopt rules to establish a voluntary clean energy portfolio standard program to provide incentives to participating electricity suppliers to obtain specified percentages of electricity from clean energy sources in accordance with clean portfolio standard goals, including requiring at least 50% of the clean energy originating from Indiana suppliers. The goals can also be met by purchasing clean energy credits.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of March 31, 2011. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of March 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity And Capital Resources - Environmental Matters,” and Note 6, “Commitments and Contingencies” to The Financial Statements for a summary of significant legal proceedings involving us. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certification required by Rule 13a-14(b) or 15d-14(b).
99.1	Third Amendment dated as of April 27, 2011 to the Second Amended and Restated Receivables Sale Agreement dated as of June 25, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.
(Registrant)

Date:	May 6, 2011	/s/ Kelly M. Huntington
Kelly M. Huntington
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:	May 6, 2011	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Vice President and Controller
(Principal Accounting Officer)