Form 10-Q
period 2011-06-30
IPALCO ENTERPRISES, INC.
filed 2011-08-05
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

At August 4, 2011, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended June 30, 2011

TABLE OF CONTENTS

Item No.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION
1.	Financial Statements:
Unaudited Condensed Consolidated Statements of Income for the Three Months and Six Months ended June 30, 2011 and 2010
Unaudited Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010
Unaudited Condensed Consolidated Statements of Common Shareholder’s Deficit and Noncontrolling Interest for the Six Months ended June 30, 2011 and 2010
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

SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) including, in particular, the statements about our plans, strategies and prospects under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I - Financial Information of this Form 10-Q. Forward-looking statements involve many risks and uncertainties and express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income, expenses, or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words “could,” “may,” “predict,” “anticipate,” “would,” “believe,” “estimate,” “expect,” “forecast,” “project,” “objective,” “intend,” “continue,” “should,” “plan,” and similar expressions, or the negatives thereof, are intended to identify forward-looking statements unless the context requires otherwise.

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

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

UTILITY OPERATING REVENUES	$279,943	$275,047	$569,108	$563,084

UTILITY OPERATING EXPENSES:
Operation:
Fuel	83,607	77,475	162,755	156,248
Other operating expenses	51,176	49,106	101,532	97,631
Power purchased	15,296	13,324	40,339	26,117
Maintenance	28,868	31,273	61,398	54,956
Depreciation and amortization	41,497	41,146	82,328	81,729
Taxes other than income taxes	10,551	8,932	21,259	19,255
Income taxes-net	12,811	15,753	27,634	39,505
Total utility operating expenses	243,806	237,009	497,245	475,441
UTILITY OPERATING INCOME	36,137	38,038	71,863	87,643

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	843	856	2,236	1,534
Loss on early extinguishment of debt	(15,378)	-	(15,378)	-
Miscellaneous income and (deductions) - net	12,890	(1,237)	12,257	(1,415)
Income tax benefit applicable to nonoperating income	6,989	6,233	13,478	12,826
Total other income and (deductions) - net	5,344	5,852	12,593	12,945

INTEREST AND OTHER CHARGES:
Interest on long-term debt	27,914	28,663	56,776	57,388
Other interest	446	422	893	1,058
Allowance for borrowed funds used during construction	(553)	(512)	(1,485)	(964)
Amortization of redemption premiums and expense on debt	1,140	1,044	2,308	2,085
Total interest and other charges-net	28,947	29,617	58,492	59,567
NET INCOME	12,534	14,273	25,964	41,021

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	804	804	1,607	1,607

NET INCOME APPLICABLE TO COMMON STOCK	$11,730	$13,469	$24,357	$39,414

See notes to Unaudited Condensed Consolidated Financial Statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)

	June 30,	December 31,
	2011	2010
ASSETS
UTILITY PLANT:
Utility plant in service	$4,151,979	$4,096,883
Less accumulated depreciation	1,924,975	1,878,747
Utility plant in service - net	2,227,004	2,218,136
Construction work in progress	161,940	129,634
Spare parts inventory	15,666	12,737
Property held for future use	1,002	1,002
Utility plant - net	2,405,612	2,361,509

OTHER ASSETS:
Investment in long-term debt securities	40,000	41,669
Nonutility property - at cost, less accumulated depreciation	541	688
Other investments	6,607	6,419
Other assets - net	47,148	48,776

CURRENT ASSETS:
Cash and cash equivalents	36,227	31,796
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $2,698 and $2,218, respectively)	126,959	140,538
Fuel - at average cost	51,406	37,369
Materials and supplies - at average cost	51,298	51,524
Deferred tax asset - current	10,985	11,313
Regulatory assets	7,736	-
Prepayments and other current assets	22,701	18,366
Total current assets	307,312	290,906

DEFERRED DEBITS:
Regulatory assets	398,876	416,749
Miscellaneous	24,502	20,040
Total deferred debits	423,378	436,789
TOTAL	$3,183,450	$3,137,980

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Paid in capital	11,194	10,811
Accumulated deficit	(42,318)	(15,344)
Accumulated other comprehensive loss	-	(197)
Total common shareholder’s deficit	(31,124)	(4,730)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,732,420	1,332,353
Total capitalization	1,761,080	1,387,407

CURRENT LIABILITIES:
Short-term and current portion of long-term debt	105,000	425,000
Accounts payable	94,064	83,351
Accrued expenses	20,642	23,016
Accrued real estate and personal property taxes	17,069	16,812
Regulatory liabilities	15,045	8,862
Accrued interest	29,873	31,180
Customer deposits	21,726	20,772
Other current liabilities	10,278	10,286
Total current liabilities	313,697	619,279

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	529,434	516,992
Accumulated deferred income taxes - net	348,914	373,244
Non-current income tax liability	4,939	4,757
Unamortized investment tax credit	10,597	11,433
Accrued pension and other postretirement benefits	189,904	199,288
Miscellaneous	24,885	25,580
Total deferred credits and other long-term liabilities	1,108,673	1,131,294

COMMITMENTS AND CONTINGENCIES (Note 7)
TOTAL	$3,183,450	$3,137,980

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATIONS:
Net income	$25,964	$41,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	83,114	81,160
Amortization of regulatory assets	2,356	3,491
Deferred income taxes and investment tax credit adjustments - net	(12,770)	(11,781)
Loss on early extinguishment of debt	15,378	-
Allowance for equity funds used during construction	(2,149)	(1,428)
Gains on sales of assets	(13,357)	(116)
Change in certain assets and liabilities:
Accounts receivable	13,579	(6,796)
Fuel, materials and supplies	(13,811)	(256)
Income taxes receivable or payable	4,426	(4,540)
Financial transmission rights	(5,927)	(3,817)
Accounts payable and accrued expenses	9,139	9,708
Accrued real estate and personal property taxes	257	(6,609)
Accrued interest	(316)	200
Pension and other postretirement benefit expenses	(9,385)	(5,809)
Short-term and long-term regulatory assets and liabilities	518	2,563
Other - net	(3,099)	(1,649)
Net cash provided by operating activities	93,917	95,342

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(109,187)	(61,982)
Proceeds from the sales of assets	15,468	52
Grants under the American Recovery and Reinvestment Act of 2009	4,624	-
Other	(6,498)	(2,215)
Net cash used in investing activities	(95,593)	(64,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	108,000	9,508
Short-term debt repayments	(53,000)	-
Long-term borrowings, net of discount	399,708	-
Retirement of long-term debt and early tender premium	(389,422)	-
Dividends on common stock	(51,331)	(52,300)
Preferred dividends of subsidiary	(1,607)	(1,607)
Deferred financing costs paid	(5,651)	-
Other	(590)	(233)
Net cash provided by (used in) financing activities	6,107	(44,632)
Net change in cash and cash equivalents	4,431	(13,435)
Cash and cash equivalents at beginning of period	31,796	48,022
Cash and cash equivalents at end of period	$36,227	$34,587

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest (net of amount capitalized)	$57,281	$57,414
Income taxes	$22,500	$43,000

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholder’s Deficit
and Noncontrolling Interest
(In Thousands)

	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Common Shareholder's Deficit	Cumulative Preferred Stock of Subsidiary
2010
Beginning Balance	$9,820	$(18,878)	$-	$(9,058)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		39,414		39,414
Unrealized loss on purchased power hedge (net of income taxes of $186)			(273)	(273)
Unrealized loss on available for sale investment (net of income tax benefit of $102)			(150)	(150)
Total Comprehensive Income attributable to common stock				38,991

Distributions to AES		(52,300)		(52,300)
Contributions from AES	484			484
Balance at June 30, 2010	$10,304	$(31,764)	$(423)	$(21,883)	$59,784

2011
Beginning Balance	$10,811	$(15,344)	$(197)	$(4,730)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		24,357		24,357
Gain on sale of available for sale investment (net of income tax expense of $134)			197	197
Total Comprehensive Income attributable to common stock				24,554

Distributions to AES		(51,331)		(51,331)
Contributions from AES	383			383
Balance at June 30, 2011	$11,194	$(42,318)	$-	$(31,124)	$59,784

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

For a list of certain abbreviations or acronyms used in the Notes to Unaudited Condensed Consolidated Financial Statements, see “Item 1B. Defined Terms” included in Part I - Financial Information of this Form 10-Q.

1. ORGANIZATION

IPALCO Enterprises, Inc. (“IPALCO”) is a holding company incorporated under the laws of the state of Indiana. IPALCO is a wholly-owned subsidiary of The AES Corporation (“AES”). IPALCO was acquired by AES in March 2001. IPALCO owns all of the outstanding common stock of its subsidiaries. Substantially all of IPALCO’s business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, Indianapolis Power & Light Company (“IPL”). IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two combustion turbines at a separate site that are all used for generating electricity. IPL’s net electric generation design capability for winter and summer is 3,492 Megawatts (“MW”) and 3,353 MW, respectively.

IPALCO’s other direct subsidiary is Mid-America Capital Resources, Inc. (“Mid-America”). Mid-America is the holding company for IPALCO’s unregulated activities. Mid-America owns a 4.4% interest in EnerTech Capital Partners II L.P., a venture capital fund that invests in early stage and emerging growth companies in the energy technology, clean technology and related markets, with a recorded value of $3.5 million as of both June 30, 2011 and December 31, 2010.

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

New Accounting Pronouncements

Fair Value Measurement (Topic 820)

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update Topic 820 “Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards.” The amendments in this Update result in common fair value measurement and disclosure requirements under U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. Consequently, the amendments change the terminology used to describe many of the requirements under U.S. Generally Accepted Accounting Principles for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are effective for IPALCO beginning January 1, 2012 and are currently not expected to have a material effect on IPALCO’s results of operations or financial position.

Comprehensive Income (Topic 220)

In June 2011, the FASB issued Accounting Standards Update Topic 220 “Presentation of Comprehensive Income.” Under the amendments in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this Update are effective for IPALCO beginning January 1, 2012 and are currently not expected to have a material effect on IPALCO’s results of operations or financial position.

3. REGULATORY MATTERS

Environmental Compliance Cost Recovery Adjustment

On July 7, 2011, the IURC approved IPL’s modification of its Certificate of Public Convenience and Necessity for the construction cost estimates of the Petersburg Unit 4 Flue Gas Desulfurization Enhancements project as set forth in Cause No. 42170 ECR 16 S1. The modification was an $8.1 million increase of the project budget to $128.0 million. The order also made final the IURC’s interim approval of IPL’s environmental compliance cost recovery adjustment.

Tree Trimming Practices Investigation

On July 7, 2011, the IURC issued an order in Cause No. 43663 on reconsideration of the IURC’s November 30, 2010 order regarding the generic state-wide investigation into electric utility tree trimming practices and tariffs. This order on reconsideration clarified the customer notice requirements and relationship of the order to property rights and tariff requirements. It also clarified that in cases of emergency or public safety, utilities may, without customer consent, remove more than 25% of a tree or trim beyond existing easement or right of way boundaries to remedy the situation. The IURC is currently in the process of promulgating formal rules to implement the order. It is not possible to predict what the impact will be to IPL at this stage; however, it could be material.

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

Cash Equivalents

As of June 30, 2011 and December 31, 2010, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity, which was $15.0 million and $12.7 million as of June 30, 2011 and December 31, 2010, respectively.

Investment in Debt Securities

As of June 30, 2011 and December 31, 2010, our investment in debt securities consisted of available-for-sale debt securities of $40.0 million and $41.7 million, respectively. Auction rate securities with a recorded value of $1.7 million as of December 31, 2010 were liquidated during the first quarter of 2011 at their face amount of $2.0 million. Variable rate demand notes of $40.0 million at both periods consisted of the $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project (“1995B Bonds”), which IPL owns and is also liable for both the interest and principal payments thereon. We have estimated the fair value of the 1995B Bonds based primarily upon qualitative factors, such as IPL’s credit worthiness, and concluded the fair value approximates their face value.

Customer Deposits

Our customer deposits do not have defined maturity dates and therefore, fair value is estimated to be the amount payable on demand, which equaled book value. Customer deposits totaled $21.7 million and $20.8 million as of June 30, 2011 and December 31, 2010, respectively.

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

The following table shows the face value and the fair value of fixed rate and variable rate indebtedness for the periods ending:

	June 30, 2011		December 31, 2010
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$1,657.7	$1,761.3	$1,632.7	$1,719.8
Variable-rate	185.0	185.0	130.0	130.0
Total indebtedness	$1,842.7	$1,946.3	$1,762.7	$1,849.8

The difference between the face value and the carrying value of this indebtedness represents unamortized discounts of $5.2 million and $5.3 million at June 30, 2011 and December 31, 2010, respectively.

Fair Value Hierarchy

FASB Accounting Standards Codification (“ASC”) 820 defined and established a framework for measuring fair value and expanded disclosures about fair value measurements for financial assets and liabilities that are adjusted to fair value on a recurring basis and/or financial assets and liabilities that are measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the period. In accordance with ASC 820, we have categorized our financial assets and liabilities that are adjusted to fair value, based on the priority of the inputs to the valuation technique, following the three-level fair value hierarchy prescribed by ASC 820, as follows:

Level 1 - unadjusted quoted prices for identical assets or liabilities in an active market.

Level 2 - inputs from quoted prices in markets where trading occurs infrequently or quoted prices of instruments with similar attributes in active markets.

Level 3 - unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2011 and December 31, 2010, all (excluding pension assets - see Note 5, “Pension and Other Postretirement Benefits”) of IPALCO’s financial assets or liabilities measured at fair value on a recurring basis were considered Level 3, based on the fair value hierarchy. The following table presents those financial assets and liabilities:

	Fair Value Measurements Using Level 3 at
	June 30, 2011	December 31, 2010
	(In Thousands)

Financial assets:
Investments in debt securities	$40,000	$41,669
Financial transmission rights	8,085	2,158
Total financial assets measured at fair value	$48,085	$43,827

Financial liabilities:
Interest rate swap	$10,030	$9,426
Other derivative liabilities	173	193
Total financial liabilities measured at fair value	$10,203	$9,619

The following tables present a reconciliation of financial instruments classified as Level 3 in the fair value hierarchy for the three and six months ended June 30, 2011:

	Three Months Ended June 30, 2011
	Derivative Financial Instruments, net Asset (Liability)	Investments in Debt Securities	Total
	(In Thousands)
Balance at April 1, 2011	$(8,667)	$40,000	$31,333
Unrealized gain recognized in earnings	23	-	23
Unrealized loss recognized as a regulatory liability	(1,838)	-	(1,838)
Unrealized loss recognized as a regulatory asset	(218)	-	(218)
Issuances	8,085	-	8,085
Settlements	497	-	497
Balance at June 30, 2011	$(2,118)	$40,000	$37,882

	Six Months Ended June 30, 2011
	Derivative Financial Instruments, net Asset (Liability)	Investments in Debt Securities	Total
	(In Thousands)
Balance at January 1, 2011	$(7,461)	$41,669	$34,208
Unrealized gain recognized in Other Comprehensive Income	-	331	331
Unrealized gain recognized in earnings	19	-	19
Unrealized loss recognized as a regulatory liability	(2,158)	-	(2,158)
Unrealized loss recognized as a regulatory asset	(1,594)	-	(1,594)
Issuances	8,085	-	8,085
Settlements	991	(2,000)	(1,009)
Balance at June 30, 2011	$(2,118)	$40,000	$37,882

5. INDEBTEDNESS

IPALCO’s Senior Secured Notes

In May 2011, IPALCO completed the sale of $400 million aggregate principal amount of 5.00% Senior Secured Notes due 2018 (“2018 IPALCO Notes”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2018 IPALCO Notes were issued pursuant to an Indenture dated May 18, 2011, by and between IPALCO and The Bank of New York Mellon Trust Company, N.A., as trustee. In connection with this issuance, IPALCO conducted a tender offer to repurchase for cash any and all of IPALCO’s then outstanding $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 (“2011 IPALCO Notes”). As a result, IPALCO no longer has indebtedness with an interest rate that changes due to changes in its credit ratings, although IPL’s credit facilities continue to have certain fees that can be affected by its credit ratings. Additionally, IPALCO no longer has any debt with financial ratio maintenance covenants; although its articles of incorporation continue to contain the same financial ratios restricting dividend payments and intercompany loans to AES as were included in the 2011 IPALCO Notes.

The 2018 IPALCO Notes were priced to the public at 99.927% of par. Net proceeds to IPALCO were $394.7 million after deducting underwriting costs and the discount. These costs and other related financing costs are being amortized through 2018 using the effective interest method. We used the net proceeds to repurchase all of the outstanding 2011 IPALCO Notes through the tender offer and to subsequently redeem all of the remaining 2011 IPALCO Notes not tendered. The proceeds were also used to pay the early tender premium of $14.4 million and other fees and expenses related to the tender offer and the redemption of the 2011 IPALCO Notes, as well as other fees and expenses related to the issuance of the 2018 IPALCO Notes. The total loss on early extinguishment of debt of $15.4 million was included as a separate line item within Other Income and Deductions in the accompanying Unaudited Condensed Consolidated Statements of Income.

The 2018 IPALCO Notes are secured by the Company’s pledge of all of the outstanding common stock of IPL. The lien on the pledged shares will be shared equally and ratably with IPALCO’s existing senior secured notes. IPALCO has entered into a Pledge Agreement Supplement with The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated May 18, 2011 to the Pledge Agreement between IPALCO and The Bank of New York Mellon Trust Company, N.A. as successor Collateral Agent dated November 14, 2001.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following tables present information relating to the Employees’ Retirement Plan of Indianapolis Power & Light Company and the Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”), which are combined and shown as Pension Benefits. The following tables also present information relating to Other Postretirement Benefits:

	Pension Benefits	Other Postretirement Benefits
	(In Thousands)
Net funded status of plans:
Net funded status at December 31, 2010, before tax adjustments	$(194,797)	$(4,991)
Net benefit cost components reflected in net funded status during first quarter:
Service cost	(1,809)	(94)
Interest cost	(7,957)	(65)
Expected return on assets	8,042	-
Employer contributions during quarter	5,646	12
Net funded status at March 31, 2011, before tax adjustments	$(190,875)	$(5,138)
Net benefit cost components reflected in net funded status during second quarter:
Service cost	(1,808)	(95)
Interest cost	(7,957)	(65)
Expected return on assets	8,042	-
Employer contributions during quarter	7,400	89
Net funded status at June 30, 2011, before tax adjustments	$(185,198)	$(5,209)

Regulatory assets (liabilities) related to pensions (1)(2):
Regulatory assets (liabilities) at December 31, 2010, before tax adjustments	$242,941	$(7,570)
Amount reclassified through net benefit cost:
Amortization of prior service credit/(cost)	(1,086)	79
Amortization of net actuarial (loss) gain	(3,326)	42
Regulatory assets (liabilities) at March 31, 2011, before tax adjustments	$238,529	$(7,449)
Amount reclassified through net benefit cost:
Amortization of prior service credit/(cost)	(1,087)	78
Amortization of net actuarial gain/(loss)	(3,327)	43
Regulatory assets (liabilities) at June 30, 2011, before tax adjustments	$234,115	$(7,328)

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

(2)The regulatory liability related to Other Postretirement Benefits is netted against the regulatory assets related to Pension Benefits on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Pension Expense

The following table presents Net Periodic Benefit Cost information relating to the Pension Plans combined:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,808	$1,647	$3,617	$3,293
Interest cost	7,957	7,896	15,914	15,793
Expected return on plan assets	(8,042)	(7,313)	(16,084)	(14,627)
Settlement loss recognized (1)	-	204	-	204
Amortization of prior service cost	1,087	869	2,173	1,737
Amortization of actuarial loss	3,327	2,960	6,653	5,920
Net periodic benefit cost	6,137	6,263	$12,273	$12,320

(1) Includes $204,000 settlement loss as a result of a lump sum distribution paid out of the Supplemental Pension Plan for the three months and six months ended June 30, 2010.

Other Postretirement Employee Benefits and Expense

The following table presents Net Periodic Benefit Cost information relating to other postretirement benefits:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$95	$87	$189	$179
Interest cost	65	70	130	141
Amortization of prior service cost	(78)	(78)	(157)	(156)
Amortization of actuarial loss	(43)	(44)	(85)	(88)
Net periodic benefit cost	$39	$35	$77	$76

7. COMMITMENTS AND CONTINGENCIES

Legal Loss Contingencies

IPL is a defendant in approximately fifty pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant”, which means that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

It is possible that material additional loss with regard to the asbestos lawsuits could be incurred. At this time, an estimate of additional loss cannot be made. IPL has settled a number of asbestos related lawsuits for amounts which, individually and in the aggregate, were not material to IPL’s or IPALCO’s results of operations, financial condition, or cash flows. Historically, settlements paid on IPL’s behalf have been comprised of proceeds from one or more insurers along with comparatively smaller contributions by IPL. Additionally, approximately 40 cases were dropped by plaintiffs in 2010 without requiring a settlement. We are unable to estimate the number of, the effect of, or losses or range of loss which are reasonably possible from the pending lawsuits or any additional asbestos suits. Furthermore, we are unable to estimate the portion of a settlement amount, if any, that may be paid from any insurance coverage for any known or unknown claims. Accordingly, there is no assurance that the pending or any additional suits will not have a material adverse effect on IPALCO’s results of operations, financial condition, or cash flows.

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

In addition, IPALCO and IPL are involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome will not have a material adverse effect on IPALCO’s results of operations, financial condition, or cash flows. Amounts accrued or expensed for legal or environmental contingencies collectively during the periods covered by this report have not been material to the Financial Statements.

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

New Source Review

In October 2009, IPL received a Notice of Violation (“NOV”) and Finding of Violation from the U.S. Environmental Protection Agency (“EPA”) pursuant to the U.S. Clean Air Act (“CAA”) Section 113(a). The NOV alleges violations of the CAA at IPL’s three primarily coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and nonattainment New Source Review requirements under the CAA. Since receiving the letter, IPL management has met with the EPA staff regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard.

Contractual Contingency

Under IPL’s $40 million interest rate hedge agreement, an event of default by either party, including, but not limited to, insolvency of either IPL, the counterparty, or the insurer of the hedge (Ambac Assurance Corporation), could result in the termination of the agreement and the payment of settlement amounts, as defined in the agreement, between the parties. No such conditions presently exist. The fair value of this hedge as of June 30, 2011 and December 31, 2010 was a liability to IPL of approximately $10.0 million and $9.4 million, respectively.

8.  SALE OF OATSVILLE COAL RESERVE

In June 2011, IPL completed the sale of coal rights and a small piece of land in Indiana (the “Oatsville Coal Reserve”) to Penn Virginia Operating Co., LLC for a sale price of $13.5 million. The property had a carrying value of $0.2 million included in Other Investments on the accompanying Unaudited Condensed Consolidated Balance Sheets at December 31, 2010. The total gain recognized on the sale of $13.3 million was included in Miscellaneous Income and (Deductions) - Net under Other Income and (Deductions) in the accompanying Unaudited Condensed Consolidated Statements of Income.

9.  INCOME TAXES

On May 10, 2011, the State of Indiana enacted House Bill 1004, which phases in over four years a 2% reduction to the state corporate income tax rate. While the statutory state income tax rate remains at 8.5% for 2011, the deferred tax balances were adjusted according to the anticipated reversal of temporary differences. The change in required deferred taxes on plant and plant-related temporary differences resulted in a reduction of the associated regulatory asset of $11.2 million. The change in required deferred taxes on non-property related temporary differences which are not probable to cause a reduction in future base customer rates resulted in a tax benefit of $1.1 million.

IPALCO’s effective combined state and federal income tax rates were 33.2% and 36.8%, respectively, for the three and six months ended June 30, 2011 as compared to 41.4% and 40.4%, respectively, for the three and six months ended June 30, 2010. The rate decrease was primarily the result of the $1.1 million state income tax benefit described above.

10. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. The nonutility category primarily includes the IPALCO Notes; approximately $15.0 million and $8.5 million of nonutility cash and cash equivalents, as of June 30, 2011 and December 31, 2010, respectively; short-term and long-term nonutility investments (including the 4.4% ownership interest in EnerTech Capital Partners II L.P.) of $6.3 million and $6.2 million at June 30, 2011 and December 31, 2010, respectively; and income taxes and interest related to those items. Nonutility assets represented approximately 1% of IPALCO’s total assets as of June 30, 2011 and December 31, 2010. Net income for the utility segment was $53.7 million and $60.8 million for the six month periods ended June 30, 2011 and 2010, respectively, and $30.5 million and $24.7 million for the three month periods ended June 30, 2011 and 2010, respectively. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

ITEM 1B. DEFINED TERMS

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

1995B Bonds	$40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project
2010 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2010
2011 IPALCO Notes	$375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011
2018 IPALCO Notes	$400 million Aggregate Principal Amount of 5.00% Senior Secured Notes due 2018
AES	The AES Corporation
ASC	Financial Accounting Standards Board Accounting Standards Codification
BTA	Best Technology Available
CAA	U.S. Clean Air Act
CPCN	Certificate of Public Convenience and Necessity
CSAPR	U.S. Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
EPA	U.S. Environmental Protection Agency
FASB	Financial Accounting Standards Board
FAC	Fuel Adjustment Clause
The Financial Statements	The Unaudited Condensed Consolidated Financial Statements of IPALCO in "Item 1. Financial Statements" included in Part I - Financial Information of this Form 10-Q
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MW	Megawatt
MACT	Maximum Achievable Control Technology
Mid-America	Mid-America Capital Resources, Inc.
Midwest ISO	Midwest Independent Transmission System Operator, Inc.
NOV	Notice of Violation and Finding of Violation
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
RFC	ReliabilityFirst Corporation

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

Comparison of three months ended June 30, 2011 and three months ended June 30, 2010

Utility Operating Revenues

Utility operating revenues during the three months ended June 30, 2011 increased by $4.9 million compared to the same period in 2010, which resulted from the following changes (dollars in thousands):

	Three Months Ended June 30,		Change	Percentage Change
	2011	2010

Utility Operating Revenue:
Retail Revenues	$258,911	$250,414	$8,497	3.4%
Wholesale Revenues	16,544	20,536	(3,992)	(19,4%)
Miscellaneous Revenues	4,488	4,097	391	9.5%
Total Utility Operating Revenues	$279,943	$275,047	$4,896	1.8%

Heating Degree Days:
Actual	407	284	123	43.3%
30-year Average	551	551

Cooling Degree Days:
Actual	429	511	(82)	(16.0)%
30-year Average	302	302

While the increase in Utility Operating Revenues in the comparable periods was only 1.8%, or $4.9 million, it included a 3.4%, or $8.5 million increase in retail revenues, partially offset by a 19.4% or $4.0 million decrease in wholesale revenues. The $8.5 million increase in retail revenues was due to a 5.8% increase in the weighted average price per Kilowatt hours (“kWh”) sold ($13.0 million), partially offset by a 2.2% decrease in the volume of kWh sold ($4.5 million). The $13.0 million increase in the weighted average price of kWh sold was primarily due to a $10.2 million increase in Fuel Adjustment Clause (“FAC”) revenues. We believe the $4.5 million decrease in the volume of electricity sold was due to the milder temperatures in our service territory in 2011 and the effect of local economic conditions. The $4.0 million decrease in wholesale revenues was primarily due to an 18.9% decrease in the quantity of kWh sold ($3.8 million), which was primarily due to the timing of major generating unit overhauls and, to a lesser extent, unscheduled outages.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended June 30, 2010 to the three months ended June 30, 2011 (in millions):

Operating expenses for the three months ended June 30, 2010	$237.0
Increase in fuel	6.1
Increase in other operating expenses	2.1
Increase in purchased power costs	2.0
Decrease in maintenance costs	(2.4)
Decrease in income taxes - net	(2.9)
Other miscellaneous variances - individually immaterial	1.9
Operating expenses for the three months ended June 30, 2011	$243.8

The $6.1 million increase in fuel costs was primarily due to an 11% increase in the price per ton of coal we consumed during the comparable periods ($8.1 million) and a $2.0 million increase in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our fuel adjustment charges and actual fuel and purchased power costs. These increases were partially offset by a $4.9 million decrease in the quantity of fuel consumed due primarily to a decrease in total electricity sales volume in the comparable periods.

Other operating expenses for the three months ended June 30, 2011 increased $2.1 million or 4.2% compared to the same period in 2010 primarily due to an increase of $1.2 million in demand side management costs versus the comparable period.

The $2.0 million increase in purchased power costs was primarily due to a 25% increase in the volume of power purchased during the period ($2.0 million), primarily due to the timing of major generating unit overhauls and, to a lesser extent, unscheduled outages.

Maintenance expenses for the three months ended June 30, 2011 decreased $2.4 million or 7.7% compared to the same period in 2010 due to a decrease in scheduled outages versus the comparable period.

The $2.9 million decrease in income taxes - net was primarily due to a decrease in pretax net operating income for the reasons previously described and, to a lesser extent, the benefit recorded related to the gradual decreases in enacted Indiana tax rates from 8.5% to 6.5% beginning July 1, 2012 through July 1, 2015 which are not probable to cause a reduction in future base customer rates. IPALCO’s effective combined state and federal income tax rates were 33.2% for the three months ended June 30, 2011 as compared to 41.4% for the three months ended June 30, 2010 (as discussed in Note 9, “Income Taxes” to the Financial Statements).

Other Income and Deductions

Other income and deductions decreased $0.5 million for the three months ended June 30, 2011 as compared to the same period in 2010. This decrease is primarily due to the $15.4 million loss on early extinguishment of debt related to the repurchase of the 2011 IPALCO Notes, including a $14.4 million early tender premium. This decrease was partially offset by a $13.3 million gain on sale of our Oatsville coal reserve (as discussed in Note 8, “Sale of Oatsville Coal Reserve” to the Financial Statements).

Interest and Other Charges

Interest and other charges decreased $0.7 million during 2011 primarily due to lower interest on long-term debt due to the refinancing of $375 million of 8.625% IPALCO 2011 Notes with $400 million of 5.0% IPALCO 2018 Notes in May of 2011.

Comparison of six months ended June 30, 2011 and six months ended June 30, 2010

Utility Operating Revenues

Utility operating revenues during the six months ended June 30, 2011 increased by $6.0 million compared to the same period in 2010, which resulted from the following changes (dollars in thousands):

	Six Months Ended June 30,		Change	Percentage Change
	2011	2010

Utility Operating Revenue:
Retail Revenues	$530,756	$510,815	$19,941	3.9%
Wholesale Revenues	28,589	43,577	(14,988)	(34.4)%
Miscellaneous Revenues	9,763	8,692	1,071	12.3%
Total Utility Operating Revenues	$569,108	$563,084	$6,024	1.1%

Heating Degree Days:
Actual	3,214	3,197	17	0.5%
30-year Average	3,424	3,424

Cooling Degree Days:
Actual	432	511	(79)	(15.5)%
30-year Average	302	302

While the increase in Utility Operating Revenues in the comparable periods was only 1.1%, or $6.0 million, it included a 3.9%, or $19.9 million increase in retail revenues, partially offset by a 34.4%, or $15.0 million, decrease in wholesale revenues. The increase in retail revenues was due to a 7.1% increase in the weighted average price per Kilowatt hours (“kWh”) sold ($33.4 million), partially offset by a 2.1% decrease in the volume of kWh sold ($8.5 million) and a nonrecurring charge against retail revenues related to prior periods ($5.0 million). The $33.4 million increase in the weighted average price of kWh sold was primarily due to a $28.3 million increase in FAC revenues and another $3.4 million in other recoverable costs such as demand side management and environmental costs. We believe the $8.5 million decrease in the volume of electricity sold was primarily due to milder temperatures in our service territory in 2011 as demonstrated by the 15.5% decrease in cooling degree days as well as local economic conditions. The $15.0 million decrease in wholesale revenues was primarily due to a 33.5% decrease in the quantity of kWh sold ($14.6 million), which was primarily due to the timing of scheduled generating unit outages and, to a lesser extent, unscheduled outages.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the six months ended June 30, 2010 to the six months ended June 30, 2011 (in millions):

Operating expenses for the six months ended June 30, 2010	$475.4
Increase in fuel costs	6.5
Increase in other operating expenses	3.9
Increase in purchased power costs	14.2
Increase in maintenance expenses	6.4
Decrease in income taxes - net	(11.9)
Other miscellaneous variances - individually immaterial	2.7
Operating expenses for the six months ended June 30, 2011	$497.2

The $6.5 million increase in fuel costs is primarily due to an 18% increase in the price per ton of coal we consumed during the comparable periods ($24.7 million) partially offset by (i) a $15.6 million decrease in the quantity of fuel consumed due primarily to a decrease in total electricity sales volume in the comparable periods and (ii) a $3.8 million decrease in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our fuel adjustment charges and actual fuel and purchased power costs.

Other operating expenses for the six months ended June 30, 2011 increased $3.9 million or 4.0% compared to the same period in 2010 primarily due to an increase of $2.5 million in demand side management costs versus the comparable period.

The $14.2 million increase in purchased power costs was primarily due to a 116% increase in the volume of power purchased during the period ($17.2 million), primarily due to the timing of scheduled generating unit outages and, to a lesser extent, unscheduled outages.

Maintenance expenses for the six months ended June 30, 2011 increased $6.4 million or 11.7% compared to the same period in 2010. We expect maintenance expenses to continue to be higher through 2012 as we continue to perform major generating unit overhauls and implement a plan to increase the level of maintenance activities on our five largest coal fired generating units to correct reliability problems encountered in the past two years as described in our 2010 Form 10-K under “Operating Excellence” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The $11.9 million decrease in income taxes - net was primarily due to a decrease in pretax net operating income for the reasons previously described and, to a lesser extent, the benefit recorded related to the gradual decreases in enacted Indiana tax rates from 8.5% to 6.5% beginning July 1, 2012 through July 1, 2015 which are not probable to cause a reduction in future base customer rates. IPALCO’s effective combined state and federal income tax rates were 36.8% for the six months ended June 30, 2011 as compared to 40.4% for the six months ended June 30, 2010 (as discussed in Note 9, “Income Taxes” to the Financial Statements).

Other Income and Deductions

Other income and deductions decreased $0.4 million for the six months ended June 30, 2011 as compared to the same period in 2010. This decrease is primarily due to a $15.4 million loss on early extinguishment of debt related to the repurchase of the 2011 IPALCO Notes, including a $14.4 million early tender premium. This decrease was partially offset by a $13.3 million gain on sale of our Oatsville coal reserve (as discussed in Note 8, “Sale of Oatsville Coal Reserve” to the Financial Statements) and a $0.7 million increase in the allowance for equity funds used during construction as a result of increased construction activity.

Interest and Other Charges

Interest and other charges decreased $1.1 million during 2011 primarily due to (i) lower interest on long-term debt of $0.6 million due to the refinancing of $375 million of 8.625% IPALCO 2011 Notes with $400 million of 5.0% IPALCO 2018 Notes in May of 2011 and (ii) a $0.5 million increase in the allowance for borrowed funds used during construction as a result of increased construction activity.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had unrestricted cash and cash equivalents of $36.2 million. As of June 30, 2011, we also had available borrowing capacity of $154.3 million under our $250.0 million committed revolving credit facilities after outstanding borrowings, existing letters of credit and liquidity support for the 1995B Bonds. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2012. We also have authority from the IURC to, among other things, issue up to $200 million in aggregate principal amount of long-term debt and refinance up to $277.4 million in existing indebtedness through December 31, 2013, and to have up to $250 million of long-term credit agreements and liquidity facilities outstanding at any one time. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will currently be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

IPALCO’s Senior Secured Notes

In May 2011, IPALCO completed the sale of $400 million aggregate principal amount of 5.00% Senior Secured Notes due 2018 (“2018 IPALCO Notes”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2018 IPALCO Notes were issued pursuant to an Indenture dated May 18, 2011, by and between IPALCO and The Bank of New York Mellon Trust Company, N.A., as trustee. In connection with this issuance, IPALCO conducted a tender offer to repurchase for cash any and all of IPALCO’s then outstanding $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 (“2011 IPALCO Notes”). As a result, IPALCO no longer has indebtedness with an interest rate that changes due to changes in its credit ratings, although IPL’s credit facilities continue to have certain fees that can be affected by its credit ratings. Additionally, IPALCO no longer has any debt with financial ratio maintenance covenants; although its articles of incorporation continue to contain the same financial ratios restricting dividend payments and intercompany loans to AES as were included in the 2011 IPALCO Notes.

The 2018 IPALCO Notes were priced to the public at 99.927% of par. Net proceeds to IPALCO were $394.7 million after deducting underwriting costs and the discount. These costs and other related financing costs are being amortized through 2018 using the effective interest method. We used the net proceeds to repurchase all of the outstanding 2011 IPALCO Notes through the tender offer and to subsequently redeem all of the remaining 2011 IPALCO Notes not tendered. The proceeds were also used to pay the early tender premium of $14.4 million and other fees and expenses related to the tender offer and the redemption of the 2011 IPALCO Notes, as well as other fees and expenses related to the issuance of the 2018 IPALCO Notes. The total loss on early extinguishment of debt of $15.4 million was included as a separate line item within Other Income and Deductions in the accompanying Unaudited Condensed Consolidated Statements of Income.

The 2018 IPALCO Notes are secured by the Company’s pledge of all of the outstanding common stock of IPL. The lien on the pledged shares will be shared equally and ratably with IPALCO’s existing senior secured notes. IPALCO has entered into a Pledge Agreement Supplement with The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated May 18, 2011 to the Pledge Agreement between IPALCO and The Bank of New York Mellon Trust Company, N.A. as successor Collateral Agent dated November 14, 2001.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to improve overall performance. Our capital expenditures totaled $109.2 million and $62.0 million for the six months ended June 30, 2011 and 2010, respectively. Construction expenditures during the first six months of 2011 and 2010 were financed primarily with internally generated cash provided by operations.

Our capital expenditure program, including development and permitting costs, for the three year period 2011-2013 is currently estimated to cost approximately $489 million, including amounts already spent in the first six months of 2011. It includes approximately $184 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $244 million for power plant related projects (including $64 million for the completion of a construction project begun in 2010 designed to reduce sulfur dioxide); $31 million for IPL’s Smart Energy Projects; and $30 million for other miscellaneous equipment. The majority of the expenditures for construction projects designed to reduce sulfur dioxide and mercury emissions are recoverable through jurisdictional retail rate revenue through our ECCRA filings, subject to regulatory approval. These estimates do not include any additional amounts we may be required to spend in connection with resolution of the NOV described in “Environmental Matters” and, due to the uncertainty of future environmental regulations, they also do not include any costs related to compliance with other potential future regulations such as those described in “Environmental Matters” nor any costs for new generation that might be required if existing units are retired. Any increase in future costs attributed to these pending environmental regulations will likely not have a material impact for this three year period.

Contractual Cash Obligations

The 2010 Form 10-K contains a table, which contains a table, which details our contractual cash obligations.  Significant changes to our contractual cash obligations since December 31, 2010 include the addition of $400 million of 5.00% Senior Secured Notes due 2018 and the removal of $375 million due 2011 for the 2011 IPALCO Notes. See “Liquidity and Capital Resources - IPALCO’s Senior Secured Notes” above for further details. Interest and long-term debt obligations as of June 30, 2011, including a correction to interest expense from how it was presented in the 2010 Form 10-K, is as follows:

	Payment Due
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In Millions)
Long-term debt	$1,737.7	$0.0	$110.0	$40.0	$1,587.7
Interest obligations(1)	$1,175.3	$105.5	$202.8	$184.2	$682.8

(1) Represents interest payment obligations related to fixed and variable rate debt. Interest related to variable rate debt is calculated using the rate in effect at June 30, 2011.

Common Stock Dividends

All of IPALCO’s outstanding common stock is held by AES. During the first six months of 2011 and 2010, we paid $51.3 million and $52.3 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $13.0 million and $10.5 million to the Pension Plans during the first six months of 2011 and 2010, respectively. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to revert back to IPL during 2011.

Regulatory Matters

Environmental Compliance Cost Recovery Adjustment

On July 7, 2011, the IURC approved IPL’s modification of its Certificate of Public Convenience and Necessity for the construction cost estimates of the Petersburg Unit 4 Flue Gas Desulfurization Enhancements project as set forth in Cause No. 42170 ECR 16 S1. The modification was an $8.1 million increase of the project budget to $128.0 million. The order also made final the IURC’s interim approval of IPL’s environmental compliance cost recovery adjustment.

Tree Trimming Practices Investigation

On July 7, 2011, the IURC issued an order in Cause No. 43663 on reconsideration of the IURC’s November 30, 2010 order regarding the generic state-wide investigation into electric utility tree trimming practices and tariffs. This order on reconsideration clarified the customer notice requirements and relationship of the order to property rights and tariff requirements. It also clarified that in cases of emergency or public safety, utilities may, without customer consent, remove more than 25% of a tree or trim beyond existing easement or right of way boundaries to remedy the situation. The IURC is currently in the process of promulgating formal rules to implement the order. It is not possible to predict what the impact will be to IPL at this stage, but it could be material.

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

Cross-State Air Pollution Control Rule (formerly known as Clean Air Interstate Rule)

On July 6, 2011, the EPA announced a new rule that will require the further reduction of SO2 and NOx emissions from power plants in 27 states, including Indiana, that contribute to ozone and/or fine particle pollution in other states. This rule replaces the 2005 Clean Air Interstate Rule that was later ruled invalid by the D.C. Circuit Court of Appeals in 2008.  This new rule, known as the U.S. Cross-State Air Pollution Rule (“CSAPR”), requires initial compliance by January 1, 2012 for SO2 and annual NOx reductions, and May 1, 2012 for ozone season reductions. Once fully implemented in 2014, the rule requires SO2 emission reductions of 73% and NOx reductions of 54% from 2005 levels. IPL is still evaluating the impacts of this final rule; however, the impacts could be material as IPL could be required to install additional pollutions controls, switch to higher priced, lower sulfur coal, retire existing generating units, or purchase newly issued emission allowances in order to meet the established targets.

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

Most of IPL’s coal-fired capacity has acid gas scrubbers or comparable control technologies, but as proposed there are other improvements to such control technologies that may be needed at some of our generators. Under the CAA, compliance is required within three years of the effective date of the rule; however, the compliance period for a unit, or group of units, may be extended by state permitting authorities (for one additional year) or through a determination by the President (for up to two additional years). At this time, we cannot predict the extent of the final regulations for hazardous air pollutants, but the impacts could be material as IPL could be required to install additional pollution controls and retire existing generating units. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard.

Cooling Water Intake Regulations

We use water as a coolant at our generating facilities. Under the federal Clean Water Act (“CWA”), cooling water intake structures are required to reflect the Best Technology Available (“BTA”) for minimizing adverse environmental impact. In March 2011, the EPA announced its proposal for standards to protect fish and other aquatic organisms drawn into cooling water systems at large power plants and other industrial facilities. The proposal was published in the Federal Register in April 2011. The proposal, based on Section 316(b) of the CWA establishes BTA requirements regarding impingement mortality for all existing facilities that withdraw water from a source water body above a minimum volume and utilize at least 25% of the withdrawn water for cooling purposes. IPL believes in order to meet these BTA requirements, all cooling water intake structures associated with once-through cooling processes will need to modify the existing traveling screens and add a fish return and handling system for each cooling system. The proposal would also require owners of facilities that withdraw very large amounts of water to perform comprehensive site-specific studies during the permitting process and may require closed-cycle cooling systems (closed-cycle cooling towers), or other technology. The proposal also establishes a public process, with opportunity for public input, by which the appropriate technology to reduce entrainment mortality would be implemented at each facility after considering site-specific factors. It is not possible to predict the total impacts of the final rule at this time, but if additional capital expenditures are necessary, they could be material.

Senate Bill 251

In May 2011 Senate Bill 251 became a law in the State of Indiana. Senate Bill 251 is a comprehensive Bill which, among other things, provides Indiana utilities with a means for recovering 80% of costs incurred to comply with federal mandates through a periodic retail rate adjustment mechanism. This includes costs to comply with regulations from EPA, FERC, NERC, Department of Energy, etc., including capital intensive requirements and/or proposals described herein and in the IPALCO 2010 Form 10-K, such as cooling water intake regulations, waste management and coal combustion byproducts, wastewater effluent, MISO transmission expansion costs and polychlorinated biphenyls. It does not change existing legislation that allows for 100% recovery of clean coal technology designed to reduce air pollutants (Senate Bill 29).

Some of the most important features of Senate Bill 251 to IPL are as follows: Any energy utility in Indiana seeking to recover federally mandated costs incurred in connection with a compliance project shall apply to the IURC for a certificate of public convenience and necessity (“CPCN”) for the compliance project. It sets forth certain factors that the IURC must consider in determining whether to grant a CPCN. It further specifies that if the IURC approves a proposed compliance project and the projected federally mandated costs associated with the project, the following apply: (i) 80% of the approved costs shall be recovered by the energy utility through a periodic retail rate adjustment mechanism, (ii) 20% of the approved costs shall be deferred and recovered by the energy utility as part of the next general rate case filed by the energy utility with the IURC, and (iii) actual costs exceeding the projected federally mandated costs of the approved compliance project by more than 25% shall require specific justification and approval before being authorized in the energy utility's next general rate case. Senate Bill 251 also requires the IURC to adopt rules to establish a voluntary clean energy portfolio standard program. Such program will provide incentives to participating electricity suppliers to obtain specified percentages of electricity from clean energy sources in accordance with clean portfolio standard goals, including requiring at least 50% of the clean energy to originate from Indiana suppliers. The goals can also be met by purchasing clean energy credits.

New Source Review

In October 2009, IPL received an NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleges violations of the CAA at IPL’s three primarily coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and nonattainment New Source Review requirements under the CAA. Since receiving the letter, IPL management has met with the EPA staff regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Rules 13a-15(e) and 15-d-15 (e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of June 30, 2011. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of June 30, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document
4.1*	Indenture between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated May 18, 2011 for the 5.00% Senior Secured Notes Due 2018.
4.2*	Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A. dated May 18, 2011 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A. dated November 14, 2001.
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certification required by Rule 13a-14(b) or 15d-14(b).
101.INS	XBRL Instance Document (furnished herewith as provided in Rule 406T of Regulation S-T).
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith as provided in Rule 406T of Regulation S-T).
101.CAL	XBRL Taxonomy Calculation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T).
101.DEF	XBRL Taxonomy Definition Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T).
101.LAB	XBRL Taxonomy Label Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T).
101.PRE	XBRL Taxonomy Presentation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.
(Registrant)

Date:	August 4, 2011	/s/ Kelly M. Huntington
Kelly M. Huntington
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:	August 4, 2011	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Vice President and Controller
(Principal Accounting Officer)