Form 10-Q/A
period 2011-09-30
IPALCO ENTERPRISES, INC.
filed 2011-11-04
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

The purpose of this Amendment No. 1 to IPALCO Enterprises, Inc’s Quarterly Report on Form 10-Q (the “Form 10-Q” for the period ended September 30, 2011, as filed with the Securities and Exchange Commission on November 3, 2011 is to furnish Exhibit 101.1 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101.1 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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
Kurt A. Tornquist
Vice President and Controller
(Principal Accounting Officer and Duly Authorized Officer)