Form 10-K
period 2011-12-31
IPALCO ENTERPRISES, INC.
filed 2012-02-27
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

At February 24, 2012, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.
Annual Report on Form 10-K
For Year Ended December 31, 2011

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

PART IV
15.	Exhibits, Financial Statements and Financial Statement Schedules

SIGNATURES

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) including, in particular, the statements about our plans, strategies and prospects under the headings “Item 1. Business,” “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income, expenses or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words “could,” “may,” “predict,” “anticipate,” “would,” “believe,” “estimate,” “expect,” “forecast,” “project,” “objective,” “intend,” “continue,” “should,” “plan,” and similar expressions, or the negatives thereof, are intended to identify forward-looking statements.

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
  environmental matters, including costs of compliance with current and future environmental laws and requirements;
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
  issues related to our participation in the Midwest Independent Transmission System Operator, Inc. (“MISO”), including the cost associated with membership and the recovery of costs incurred; and
  product development and technology changes.

Most of these factors affect us through our consolidated subsidiary Indianapolis Power & Light Company (“IPL”). All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. Also see “Item 1A. Risk Factors” for further discussion of some of these factors. Except as required by the federal securities laws, we undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future events or otherwise. If one or more forward-looking statements are updated, no inference should be drawn that additional updates will be made with respect to those or other forward-looking statements.

PART I

Throughout this document, the terms “we,” “us,” and “our” refer to IPALCO Enterprises, Inc. (“IPALCO”) and its consolidated subsidiaries. IPALCO is wholly-owned by AES. For a list of other abbreviations or acronyms used in this report, see “Item 1C. Defined Terms.”

ITEM 1. BUSINESS

OVERVIEW

IPALCO is a holding company incorporated under the laws of the state of Indiana in 1983. Our principal subsidiary is Indianapolis Power & Light Company (“IPL”), a regulated electric utility with its customer base concentrated in Indianapolis, Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our total electric revenues and net income for the fiscal year ended December 31, 2011 were $1.2 billion and $60.6 million, respectively. The book value of our total assets as of December 31, 2011 was $3.3 billion. All of our operations are conducted within the United States of America in the state of Indiana. Please see Note 16, “Segment Information” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Our principal executive offices are located at One Monument Circle, Indianapolis, Indiana 46204, and our telephone number is (317) 261-8261. Our internet website address is www.iplpower.com. The information on our website is not incorporated by reference into this report.

INDIANAPOLIS POWER & LIGHT COMPANY

IPALCO owns all of the outstanding common stock of IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 470,000 customers in the city of Indianapolis and neighboring areas within the state of Indiana; the most distant point being about 40 miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL’s service area covers about 528 square miles with an estimated population of approximately 910,000. IPL owns and operates four generating stations. Two of the generating stations are primarily coal-fired stations. The third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. IPL’s net electric generation capacity for winter is 3,492 megawatts (“MW”) and net summer capacity is 3,353 MW. IPL’s generation, transmission and distribution facilities are further described under “Item 2. Properties.” There have been no significant changes in the services rendered by IPL during 2011.

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. IPL’s business is not dependent on any single customer or group of customers. Additionally, retail kilowatt hours (“kWh”) sales, after adjustments for weather variations, are impacted by changes in service territory economic activity as well as the number of retail customers we have. For the ten years ending in 2011, IPL’s retail kWh sales have grown at a compound annual rate of 0.1%. During the same period, the number of our retail customers grew at a compound annual rate of 0.6%. Going forward, retail kWh sales growth is expected to be negatively impacted by our demand-side management programs. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - Demand-Side Management and IPL’s Smart Energy Project” for more details. IPL’s electricity sales for 2007 through 2011 are set forth in the table of statistical information included at the end of this section.

IPL is a transmission company member of ReliabilityFirst Corporation (“RFC”). RFC is one of eight Regional Reliability Councils under the North American Electric Reliability Corporation (“NERC”), which has been designated as the Electric Reliability Organization under the Energy Policy Act of 2005 (“EPAct”). RFC seeks to preserve and enhance electric service reliability and security for the interconnected electric systems within the RFC geographic area by setting and enforcing electric reliability standards. RFC members cooperate under agreements to augment the reliability of its members’ electricity supply systems in the RFC region through coordination of the planning and operation of the members’ generation and transmission facilities. Smaller electric utility systems, independent power producers and power marketers can participate as full members of RFC. In addition, IPL is one of many transmission owners of the MISO (see “Industry Matters - MISO Operations”), a regional transmission organization which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. IPL participates in the MISO’s energy and operating reserves markets and each asset owner receives separate day-ahead, real-time, and financial transmission rights market settlement statements for each operating day.

REGULATORY MATTERS

Regulation

IPL is subject to regulation by the IURC with respect to the following: our services and facilities; retail rates and charges; the valuation of property; the construction, purchase, or lease of electric generating facilities; the classification of accounts; rates of depreciation; the issuance of securities (other than indebtedness payable less than twelve months after the date of issue); the acquisition and sale of some public utility properties or securities; and certain other matters. The regulatory power of the IURC over our business is both comprehensive and typical of the traditional form of regulation generally imposed by state public utility commissions.

In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”) with respect to, among other things, short-term borrowings not regulated by the IURC, the sale of electricity at wholesale and the transmission of electric energy in interstate commerce, the classification of accounts, reliability standards, and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by non-regulated entities. We maintain our books and records consistent with generally accepted accounting principles in the United States reflecting the impact of regulation. See Note 2, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

We are also affected by the regulatory jurisdiction of the U.S. Environmental Protection Agency (“EPA”), at the federal level, and Indiana Department of Environmental Management, at the state level. Other significant regulatory agencies affecting us include, but are not limited to, the NERC, the U.S. Department of Labor, and the Indiana Occupational Safety and Health Administration.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters” for a more comprehensive discussion of regulatory matters impacting us.

Retail Ratemaking

IPL’s tariff rates for electric service to retail customers consist of basic rates and charges which are set and approved by the IURC after public hearings (see below). In addition, IPL’s rates include various adjustment mechanisms including, but not limited to, those to reflect changes in fuel costs to generate electricity or purchased power prices, referred to as Fuel Adjustment Charges (“FAC”) and for the timely recovery of costs incurred to comply with environmental laws and regulations referred to as Environmental Compliance Cost Recovery Adjustment (“ECCRA”). Each of these tariff rate components may be set and approved by the IURC in separate proceedings at different points in time. For example, FAC proceedings occur on a quarterly basis and the ECCRA proceedings occur on a semi-annual basis. These components function somewhat independently of one another, but the overall structure of our rates and charges would be subject to review at the time of any review of our basic rates and charges.

Basic Rates and Charges

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters” for a discussion of our basic rates, charges and material adjustment mechanisms.

MISO OPERATIONS

IPL is a member of the MISO. The MISO serves as the third-party operator of our transmission system and runs the day-ahead and real-time energy and ancillary services markets for its members. MISO policies are developed, in part, through a stakeholder process in which we are an active participant. We focus our participation in this process primarily on items that could impact our customers, results of operations, financial condition, and cash flows. Additionally, we attempt to influence MISO and FERC policy by filing comments with the FERC.

We have transferred functional control of our transmission facilities to the MISO and our transmission operations are integrated with those of the MISO. Our participation and authority to sell wholesale power at market based rates are subject to the FERC jurisdiction. Transmission service over our facilities is now provided through the MISO’s tariff.

As a member of the MISO market, we offer our generation and bid our demand into the market on a day ahead basis and settle differences in real-time. The MISO settles hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation, and demand throughout the MISO region. The MISO evaluates the market participants’ energy offers and demand bids optimizing for energy and ancillary services products to economically and reliably dispatch the entire MISO system. The IURC has authorized IPL to recover, through FAC proceedings, the fuel portion of its costs from the MISO, including all specifically identifiable ancillary services market costs, and to defer certain operational, administrative and other costs from the MISO and seek recovery in IPL’s next basic rate case proceeding. Total MISO costs deferred as long-term regulatory assets were $80.4 million and $71.0 million as of December 31, 2011 and December 31, 2010, respectively.

We have preserved our right to withdraw from the MISO by tendering our Notice of Withdrawal (subject to the FERC and the IURC approval). We have made no decision to seek withdrawal from the MISO at this time. We will continue to assess the relative costs and benefits of being a MISO member, as well as actively advocate for our positions through the existing MISO stakeholder process and in filings at FERC.

Please see also, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters.”

ENVIRONMENTAL MATTERS

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, suspension or revocation of permits and/or facility shutdowns. The section “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” describes environmental laws, potential changes in environmental laws and other risks that we believe may be significant to our business as well as a Notice of Violation (“NOV”) and Finding of Violation from the EPA pursuant to the Clean Air Act Section 113(a). The discussion in Item 7 includes more detail on EPA’s recently promulgated rule relating to emissions of mercury and other Hazardous Air Pollutants (“HAPS”). We are currently reviewing the impact of the new HAPS rule (the “Utility MACT”) and estimate additional capital expenditures related to this rule for environmental controls for our baseload generating units to be approximately $500 million to $900 million through approximately 2016. In addition, the NOV from the EPA may result in a fine and/or costs associated with the installation of additional pollution control technology systems and/or supplemental environmental projects, which could be material. Aside from these two developments, we do not believe any other regulatory development or currently open environmental investigations will result in fines, penalties or other costs material to our results of operations, financial condition, and cash flows.

FUEL

Approximately 99% of the total kWhs we produced was generated from coal in each of 2011, 2010, and 2009. Natural gas and fuel oil provided the remaining kWh generation. Natural gas is used in our newer combustion turbines. Fuel oil is used for start-up and flame stabilization in coal-fired generating units, as primary fuel in oil-fired steam turbine generating units and three older combustion turbines, and as an alternate fuel in two newer combustion turbines.

Our existing coal contracts provide for all of our current projected requirements in 2012 and approximately 85% for the three year period ending December 31, 2014. We have long-term coal contracts with five suppliers. Approximately 45% of our existing coal under contract comes from one supplier. We have entered into four long-term contracts with this supplier, which employs non-unionized labor, for the provision of coal from four separate mines. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. Substantially all of the coal is currently mined in the state of Indiana. All coal we currently burn and under purchase contracts is mined by third parties. Our goal is to carry a 25-50 day system supply of coal to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays.

EMPLOYEES

As of January 31, 2012, IPL had 1,473 employees of whom 1,391 were full time. Of the total employees, 925 were represented by the International Brotherhood of Electrical Workers (“IBEW”) in two bargaining units: a physical unit and a clerical-technical unit. In 2011, the membership of the IBEW clerical-technical unit ratified a three year labor agreement with us that expires on February 10, 2014. In October 2008, the IBEW physical unit ratified a four year agreement with us effective as of December 8, 2008 that expires on December 3, 2012. Both collective bargaining agreements shall continue in full force and effect from year to year unless either party provides prior written notice at least sixty (60) days prior to the expiration, or anniversary thereof, of its desire to amend or terminate the agreement. As of January 31, 2012, neither IPALCO nor any of its subsidiaries other than IPL had any employees.

STATISTICAL INFORMATION ON OPERATIONS

The following table of statistical information presents additional data on our operations:

	Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Revenues (In Thousands):
Residential	$438,204	$427,899	$392,181	$390,892	$377,081
Small commercial and industrial	174,934	170,345	160,814	165,660	160,456
Large commercial and industrial	482,223	455,458	436,060	435,578	416,694
Public Lighting	10,910	10,857	11,093	10,973	11,221
Miscellaneous	22,472	19,380	17,778	18,554	18,809
Revenues - retail customers	1,128,743	1,083,939	1,017,926	1,021,657	984,261
Wholesale	43,181	60,964	50,155	57,456	68,366
Total electric revenues	$1,171,924	$1,144,903	$1,068,081	$1,079,113	$1,052,627

kWh Sales (In Millions):
Residential	5,266	5,501	5,085	5,350	5,467
Small commercial and industrial	1,887	1,957	1,892	2,030	2,101
Large commercial and industrial	7,012	7,086	7,041	7,550	7,683
Public Lighting	64	65	68	73	77
Sales - retail customers	14,229	14,609	14,086	15,003	15,328
Wholesale	1,418	1,928	1,881	1,189	1,640
Total kWh sold	15,647	16,537	15,967	16,192	16,968

Retail Customers at End of Year:
Residential	417,153	416,276	416,500	416,019	417,227
Small commercial and industrial	46,974	46,844	46,708	46,719	46,749
Large commercial and industrial	4,630	4,628	4,625	4,610	4,559
Public Lighting	954	948	940	905	813
Total retail customers	469,711	468,696	468,773	468,253	469,348

ITEM 1A. RISK FACTORS

Investors should consider carefully the following risk factors that could cause our business, operating results and financial condition to be materially adversely affected. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. These risk factors should be read in conjunction with the other detailed information concerning IPALCO and IPL set forth in the Notes to audited Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein. The risks and uncertainties described below are not the only ones we face.

Our electric generating facilities are subject to operational risks that could result in unscheduled plant outages, unanticipated operation and/or maintenance expenses, increased fuel or purchased power costs and other significant liabilities for which we may or may not have adequate insurance coverage.

We operate coal, oil and natural gas generating facilities, which involve certain risks that can adversely affect energy costs, output and efficiency levels. These risks include:

  increased prices for fuel and fuel transportation as existing contracts expire or as such contracts are adjusted through price re-opener provisions or automatic adjustments;
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

The hazardous activities described above can also cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in us being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties. We maintain an amount of insurance protection that we believe is adequate, but there can be no assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A successful claim for which we are not fully insured could hurt our financial results and materially harm our financial condition. In addition, transmission and distribution assets are not covered by insurance and are considered to be outside the scope of property insurance. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide assurance that insurance coverage will continue to be available on terms similar to those presently available to us or at all. Any such losses not covered by insurance could have a material adverse effect on our financial condition, results of operations or cash flows.

We may not always be able to recover our costs to provide electricity to our retail customers.

We are currently obligated to supply electric energy to retail customers in our service territory. From time to time and because of unforeseen circumstances, the demand for electric energy required to meet these obligations could exceed our available electric generating capacity. When our retail customer demand exceeds our generating capacity for units operating under MISO economic dispatch, recovery of our cost to purchase electric energy in the MISO market to meet that demand is subject to a stipulation and settlement agreement. The agreement includes a benchmark which compares hourly purchased power costs to daily natural gas prices. Purchased power costs above the benchmark must meet certain criteria in order for us to fully recover them from our retail customers, such as consideration of the capacity of units available but not selected by the MISO economic dispatch. As a result, we may not always have the ability to pass all of the purchased power costs on to our customers, and even if we are able to do so, there may be a significant delay between the time the costs are incurred and the time the costs are recovered. Since these situations most often occur during periods of peak demand, the market price for electric energy at the time we purchase it could be very high under these circumstances, and we may not be allowed to recover all of such costs through our fuel adjustment charges. Even if a supply shortage was brief, we could suffer substantial losses that could adversely affect our results of operations, financial condition, and cash flows. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters - Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income” for additional details regarding the benchmark and the process to recover fuel costs.

Our transmission and distribution system is subject to reliability and capacity risks.

The ongoing reliable performance of our transmission and distribution system is subject to risks due to, among other things, weather damage, intentional or unintentional damage, fires and/or explosions, plant outages, labor disputes, operator error, or inoperability of key infrastructure internal or external to us. The failure of our transmission and distribution system to fully deliver the energy demanded by customers could have a material adverse effect on our results of operations, financial condition, and cash flows, and if such failures occur frequently and/or for extended periods of time, could result in adverse regulatory action. In addition, the advent and quick adaptation of new products and services that require increased levels of electrical energy cannot be predicted and could result in insufficient transmission and distribution system capacity. As with all utilities, potential concern over transmission capacity could result in the MISO, the NERC or the FERC requiring us to upgrade or expand our transmission system through additional capital expenditures.

Substantially all of our electricity is generated by coal and approximately 45% of our supply of coal comes from one supplier.

Approximately 99% of the total kWh we produced was generated from coal in each of 2011, 2010 and 2009. Our existing coal contracts provide for all of our current projected requirements in 2012 and approximately 85% for the three-year period ending December 31, 2014. We have long-term coal contracts with five suppliers. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances.

Substantially all of the coal is currently mined in the State of Indiana. All coal currently burned by us and under purchase contracts is mined by third parties. Our goal is to carry a 25-50 day system supply of coal to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays. Approximately 45% of our existing coal under contract comes from one supplier. Any significant disruption in the delivery of coal from this supplier, or any failure on the part of this supplier to fulfill its contractual obligation to deliver coal, could have a material adverse effect on our business. In the event of such disruption, there can be no assurance that we would be able to purchase power or find another supplier of coal on similarly favorable terms, which could also limit our ability to recover fuel costs through the fuel adjustment charge proceedings.

Catastrophic events could adversely affect our facilities, systems and operations.

Catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes, ice storms or other similar occurrences could adversely affect our generation facilities, transmission and distribution systems, operations, earnings and cash flow. Our Petersburg Plant, which is our largest source of generating capacity, is located in the Wabash Valley seismic zone, adjacent to the New Madrid seismic zone, which are areas of significant seismic activity in the central U.S.

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

The electricity business is highly regulated and any changes in regulations, or adverse regulatory action, could reduce revenues and/or increase costs.

As an electric utility, we are subject to extensive regulation at both the federal and state level. At the federal level, we are regulated by the FERC and the NERC and, at the state level, we are regulated by the IURC. The regulatory power of the IURC over IPL is both comprehensive and typical of the traditional form of regulation generally imposed by state public utility commissions. We face the risk of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Indiana. We are subject to regulation by the IURC as to our services and facilities, the valuation of property, the construction, purchase, or lease of electric generating facilities, the classification of accounts, rates of depreciation, the increase or decrease in retail rates and charges, the issuance of securities (other than evidences of indebtedness payable less than twelve months after the date of issue), the acquisition and sale of some public utility properties or securities and certain other matters.

Our tariff rates for electric service to retail customers consist of basic rates and charges and various adjustment mechanisms which are set and approved by the IURC after public hearings. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all Indiana utilities at least once every four years, but the IURC has the authority to review the rates of any Indiana utility at any time. Proceedings to review our basic rates and charges, which were last adjusted in 1996, involve IPL, the IURC, the Indiana Office of Utility Consumer Counselor and other interested stakeholders. In addition, we must seek approval from the IURC through such public proceedings of our tracking mechanism factors to reflect changes in our fuel costs to generate electricity or purchased power costs and for the timely recovery of costs incurred during construction and operation of Clean Coal Technology (“CCT”) facilities constructed to comply with environmental laws and regulations, recovery of costs associated with providing mandatory demand side management programs, and for certain other costs. There can be no assurance that we will be granted approval of tracking mechanism factors that we request from the IURC. For example, the IURC denied IPL authority to recover retail electric sales margins lost as a result of offering mandatory demand side management programs to retail customers. The failure of the IURC to approve any requested relief, or any other adverse rate determination by the IURC could have a material adverse effect on our results of operations, financial condition, and cash flows.

In recent years, federal and state regulation of electric utilities has changed dramatically, and the pace of regulatory change is likely to pick up in coming years. As a result of the EPAct and subsequent legislation affecting the electric utility industry, we have been required to comply with new rules and regulations in areas including mandatory reliability standards, cyber security, transmission expansion and energy efficiency. These rules and regulations are, for the most part, still in their infancy. Regulatory agencies at the state and federal level are in the process of implementation. While we have complied with these rules and regulations to date without significant impact on our business, we are currently unable to predict the long-term impact, if any, to our results of operations, financial condition, and cash flows.

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

Any adverse regulatory action in our tree trimming practices could significantly increase our vegetation management costs.

In February 2009, an IPL customer filed a formal complaint claiming IPL’s tree trimming practices were unreasonable and expressed concerns with language contained in IPL’s tariff that addressed IPL’s tree trimming and tree removal rights. Subsequently, the IURC initiated a generic investigation into electric utility tree trimming practices and tariffs in Indiana. In November 2010, the IURC issued an order in the investigation, which imposed additional requirements on the conduct of tree trimming. The order included requirements on utilities to provide advance customer notice and obtain customer consent or additional easements if existing easements and rights of way are insufficient to permit pruning in accordance with the required industry standards or in the event that a tree would need to have more than 25% of its canopy removed. The order also directed that a rulemaking would be initiated to further address vegetation management practices. In December 2010, notices of appeal and petitions for reconsideration, clarification and/or rehearing were filed by multiple parties, including IPL.

On July 7, 2011, the IURC issued an additional tree trimming order which did not provide the relief we were seeking, but clarified utility customer notice requirements and the relationship of the order to property rights and tariff requirements. It also clarified that in cases of emergency or public safety, utilities may, without customer consent, remove more than 25% of a tree or trim beyond existing easement or right of way boundaries to remedy the situation. The IURC is currently in the process of promulgating formal rules to implement the order. We and other interested parties are participating in this rulemaking process. It is not possible to predict the outcome of the rulemaking process, but this could adversely impact our distribution reliability and significantly increase our vegetation management costs and the costs of defending our vegetation management program in litigation, which could have a material impact on our consolidated financial statements.

Our participation in the MISO involves risks.

We are a member of the MISO, a FERC approved regional transmission organization. The MISO serves the electrical transmission needs of much of the Midwest and maintains functional operational control over our electric transmission facilities as well as that of the other Midwest utility members of the MISO. We retain control over our distribution facilities. As a result of membership in the MISO and their operational control, our continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted. We offer our generation and bid our load into this market on a day-ahead basis and settle differences in real time. Given the nature of the MISO’s policies regarding use of transmission facilities, and its administration of the energy and ancillary services markets, it is difficult to predict near term operational impacts. We cannot assure the MISO’s reliable operation of the regional transmission system, nor the impact of its operation of the energy and ancillary services markets.

At the federal level, there are business risks for us associated with multiple proceedings pending before the FERC related to our membership and participation in the MISO. These proceedings involve such issues as transmission rates, construction of new transmission facilities, the allocation of costs of transmission expansion due to the renewable mandates of other states, and the evolving tariff requirements for resource adequacy.

To the extent that we rely, at least in part, on the performance of the MISO to maintain the reliability of our transmission system, it puts us at some risk for the performance of the MISO. In addition, actions taken by the MISO to secure the reliable operation of the entire transmission system operated by the MISO could result in voltage reductions, rolling blackouts, or sustained system wide blackouts on IPL’s transmission and distribution system, any of which could have a material adverse effect on our results of operations, financial condition, or cash flows. (See also “Item 1. Business - Industry Matters - MISO Operations” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Regulatory Matters.”)

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

IPALCO is a holding company and is dependent on dividends from  IPL to meet its debt service obligations.

IPALCO is a holding company with no material assets other than the common stock of its subsidiaries, and accordingly all cash is generated by the operating activities of our subsidiaries, principally IPL. IPL’s mortgage and deed of trust, its amended articles of incorporation and its Credit Agreement contain restrictions on IPL’s ability to issue certain securities or pay cash dividends to IPALCO. For example, there are restrictions on the maintenance of a leverage ratio which could limit the ability of IPL to pay dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for a discussion of these restrictions. See Note 10, “Indebtedness” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for information regarding indebtedness.

We rely on access to the capital markets. General economic conditions and disruptions in the financial markets could adversely affect our ability to raise capital on favorable terms or at all, and cause increases in our interest expense.

From time to time we rely on access to capital markets as a source of liquidity for capital requirements not satisfied by operating cash flows. In recent years conditions in the financial markets have deteriorated, including unprecedented volatility, which has reduced the availability of capital and credit. While there have been signs of a partial recovery in late 2010 and 2011, the timing and extent of a full recovery is unknown, and uncertainty still exists in the U.S. and global economies and the credit and equity markets. It is possible that our ability to raise capital on favorable terms or at all could be adversely affected, and we may be unable to access adequate funding to refinance our debt as it becomes due or finance capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, the overall demand in the credit markets, our credit ratings, credit capacity, the cost of financing, and other general economic and business conditions. It may also depend on the performance of credit counterparties and financial institutions with which we do business.

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

As of December 31, 2011, we had on a consolidated basis $1.8 billion of indebtedness and total common shareholder’s deficit of $5.8 million. IPL had $965.3 million of First Mortgage Bonds outstanding as of December 31, 2011, which are secured by the pledge of substantially all of the assets of IPL under the terms of IPL’s mortgage and deed of trust. IPL also had $64 million of unsecured indebtedness. This level of indebtedness and related security could have important consequences, including the following:

  increase our vulnerability to general adverse economic and industry conditions;
  require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund other corporate purposes;
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
  limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds, as needed.

We expect to incur additional debt in the future, subject to the terms of our debt agreements and regulatory approvals for any IPL debt. To the extent we become more leveraged, the risks described above would increase. Further, actual cash requirements in the future may be greater than expected. Accordingly, our cash flow from operations may not be sufficient to repay at maturity all of the outstanding debt as it becomes due and, in that event, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms or at all to refinance our debt as it becomes due. For a further discussion of outstanding debt, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Current and future conditions in the economy may adversely affect our customers, suppliers and counterparties, which may adversely affect our results of operations, financial condition, and cash flows.

Our business, results of operations, financial condition, and cash flows have been and will continue to be affected by general economic conditions. As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, and other challenges currently affecting the general economy, some of our customers have experienced and may continue to experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing customers may reduce their electricity consumption and may not be able to fulfill their payment obligations to us in the normal, timely fashion. In addition, some existing commercial and industrial customers may discontinue their operations. Projects which may result in potential new customers will likely be delayed until economic conditions improve. In particular, the projected economic growth and total employment in Indianapolis are important to the realization of our forecasts for annual energy sales.

At times, we may utilize forward contracts to manage the risk associated with power purchases and wholesale power sales, and could be exposed to counterparty credit risk in these contracts. Further, some of our suppliers, customers and other counterparties, and others with whom we transact business may be experiencing financial difficulties, which may impact their ability to fulfill their obligations to us. For example, our counterparties on forward purchase contracts and financial institutions involved in our credit facility may become unable to fulfill their contractual obligations. We may not be able to enter into replacement agreements on terms as favorable as our existing agreements. If the general economic slowdown continues for significant periods or deteriorates significantly, our results of operations, financial condition, and cash flows could be materially adversely affected.

Wholesale power marketing activities may add volatility to earnings.

We engage in wholesale power marketing activities that primarily involve the offering of utility-owned or contracted generation into the MISO day ahead and real time markets. As part of these strategies, we may also execute energy contracts that are integrated with portfolio requirements around power supply and delivery. The earnings from wholesale marketing activities may vary based on fluctuating prices for electricity and the amount of electric generating capacity or purchased power available, beyond that needed to meet firm service requirements. In order to reduce the risk of volatility in earnings from wholesale marketing activities, we may at times enter into forward contracts to hedge such risk. If we do not accurately forecast future commodities prices or if our hedging procedures do not operate as planned we may experience losses. We did not use such hedges in 2011 and used them on a fairly limited basis in 2010 with no material impact to earnings. No such hedges are currently in place.

In addition, under the current MISO market rules, the introduction of additional renewable energy into the MISO market could have the effect of reducing the demand for wholesale energy from other sources. The additional generation produced by renewable energy sources could have the impact of reducing market prices for energy and could reduce our opportunity to sell coal fired and gas generation into the MISO market, thereby reducing our wholesale sales. Additionally, decreases in natural gas prices in the U.S. have the impact of reducing market prices for electricity, which can reduce our ability to sell excess generation on the wholesale market, as well as reduce our profit margin on wholesale sales.

Parties providing construction materials or services may fail to perform their obligations, which could harm our results of operations, financial condition, and cash flows.

Our construction program calls for extensive expenditures for capital improvements and additions, including the installation of environmental upgrades, improvements to generation, transmission and distribution facilities, as well as other initiatives. As a result, we have engaged, and will continue to engage, numerous contractors and have entered into a number of agreements to acquire the necessary materials and/or obtain the required construction related services. This exposes us to the risk that these contractors and other counterparties could fail to perform. In addition, some contracts provide for us to assume the risk of price escalation and availability of certain metals and key components. This could force us to enter into alternative arrangements at then-current market prices that may exceed our contractual prices and cause construction delays. It could also subject us to enforcement action by regulatory authorities to the extent that such a contractor failure resulted in a failure by IPL to comply with requirements or expectations. Although our agreements are designed to mitigate the consequences of a potential default by the counterparty, our actual exposure may be greater than these mitigation provisions. This could adversely affect our financial results, and we might incur losses or delays in completing construction.

We could incur significant capital expenditures to comply with environmental laws and regulations and/or material fines for noncompliance with environmental laws and regulations.

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. A violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. The amount of capital expenditures required to comply with environmental laws or regulations could be impacted by the outcome of the EPA’s NOV described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters,” in which the EPA alleges that several physical changes to IPL’s generating stations were made in noncompliance with existing environmental laws. This NOV from the EPA may also result in a fine, which could be material.

The combination of existing and expected environmental regulations make it likely that we will temporarily or permanently retire several of our existing, primarily coal-fired, smaller and older generating units over the next several years. These units are not equipped with the advanced environmental control technologies needed to comply with existing and expected regulations, and collectively make up less than 15% of our net electricity generation over the last several years. We are continuing to evaluate available options for replacing this generation, which include modifying one or more of the units to use natural gas as the fuel source, building new units, purchasing existing units, joint ownership of generating units, purchasing electricity in the wholesale market, or some combination of these options. There is currently an excess of capacity in the MISO footprint. The net book value of the units being evaluated for retirement and/or refueling was approximately $97.4 million at December 31, 2011. Our decision on which replacement options to pursue will be impacted by our review of the EPA’s final National Emission Standards for Hazardous Air Pollutants from Coal-and Oil-fired Electric Utility Steam Generating Units and Standards of Performance for Fossil-Fuel-Fired Electric Utility, Industrial-Commercial-Institutional, and Small Industrial-Commercial-Institutional Steam Generating Units (the “Utility MACT” rule), which was released in December 2011, as well as the ultimate timetable for implementation of the rule. In addition, we expect to install environmental controls on existing units in order for them to comply with the Utility MACT rule. The related capital expenditures are estimated to be significant. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Requirements - Capital Expenditures” for the estimated impact of HAPS legislation on our capital expenditures program. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard.

From time to time we are subject to enforcement actions for claims of noncompliance with environmental laws and regulations. IPL cannot assure that it will be successful in defending against any claim of noncompliance. Under certain environmental laws, we could be held responsible for costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage. We cannot assure that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations, financial condition, and cash flows. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” for a more comprehensive discussion of environmental matters impacting us.

Regulators, politicians, non-governmental organizations and other private parties have expressed concern about greenhouse gas (“GHG”) emissions and are taking actions which, in addition to the potential physical risks associated with climate change, could have a material adverse impact on our consolidated results of operations, financial condition and cash flows.

One byproduct of burning coal and other fossil fuels is the emission of GHGs, including carbon dioxide (“CO2”). At the federal, state and regional levels, policies are under development or have been developed to regulate GHG emissions, thereby effectively putting a cost on such emissions to create financial incentives to reduce them. In 2011, IPL emitted 16 million tons of CO2 from our power plants. IPL uses CO2 emission estimation methodologies supported by “The Greenhouse Gas Protocol” reporting standard on GHG emissions. Our CO2 emissions are calculated from actual fuel heat inputs and fuel type CO2 emission factors.

Any existing or future federal, state or regional legislation or regulation of GHG emissions could have a material adverse impact on our financial performance. The actual impact on our financial performance will depend on a number of factors, including among others, the degree and timing of GHG emissions reductions required under any such legislation or regulations, the price and availability of offsets, the extent to which market-based compliance options are available, the extent to which we would be entitled to receive GHG emissions allowances without having to purchase them in an auction or on the open market and the impact of such legislation or regulation on our ability to recover costs incurred through rate increases or otherwise. As a result of these factors, our cost of compliance could be substantial and could have a material impact on our results of operations.

Legislators, including the U.S. Congress, have at times considered the passage of laws to limit the emission of GHGs. It is possible that federal legislation related to GHG emissions will be considered by Congress in the future.  The EPA is using the Federal Clean Air Act (“CAA”) to limit CO2 and other GHG emissions, and other measures are being imposed or offered by individual states, municipalities and regional agreements, such as the Midwestern Greenhouse Gas Reduction Accord (described below), with the ultimate goal of reducing GHG emissions.

Under EPA regulations finalized in May 2010 (referred to as the "Tailoring Rule"), the EPA began regulating GHG emissions from certain stationary sources in January 2011.  The regulations are being implemented pursuant to two CAA programs: the Title V Operating Permit program and the program requiring a permit if undergoing certain new construction or major modifications (referred to as the "Prevention of Significant Deterioration" or "PSD" program).  Obligations relating to Title V permits include recordkeeping and monitoring requirements.  With respect to PSD permits, new construction or modification projects that result in GHG emissions above certain regulatory thresholds may be required to implement "best available control technology", or "BACT".  The EPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. The ultimate impact of the Tailoring Rule on our operations cannot be determined at this time, but the cost of compliance could be material.

In addition to the Tailoring Rule, the EPA has announced it will propose in 2012 GHG New Source Performance Standards for new or modified electric generating units, and GHG emission standards for existing electric generating units. The ultimate impact of these regulations on our operations cannot be determined at this time, but the cost of compliance could be material.

In the absence of federal legislation or regulation, certain states, regions and local authorities have developed GHG initiatives.  In November 2007, the governors of Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Ohio, South Dakota and Wisconsin and the Premier of Manitoba signed the Midwestern Greenhouse Gas Reduction Accord to develop and implement steps to reduce GHG emissions. In April 2010, the Midwestern Greenhouse Gas Reduction Accord Advisory Group finalized their recommendations for a model rule to reach emissions reductions targets and targeted sectors for GHG reductions in their jurisdiction.  These include a recommended reduction in GHG emissions of 20% below 2005 emissions levels by 2020.  These recommendations are from the advisory group only and have not been endorsed by the respective states or provinces.  If Indiana were to implement the recommended, or other, GHG targets, the impact on our business, financial condition and results of operations could be material.

In addition to government regulators, other groups such as politicians, environmentalists and other private parties have expressed increasing concern about GHG emissions. For example, certain financial institutions have expressed concern about providing financing for facilities that would emit GHGs, which can affect our ability to obtain capital, or if we can obtain capital, to receive it on commercially viable terms. In addition, rating agencies may decide to downgrade our credit ratings based on our GHG emissions or increased compliance costs which could make financing unattractive.  In addition, environmental groups and other private plaintiffs are actively seeking to bring private lawsuits against electric utility companies with the goal of obtaining court orders requiring reductions in GHG emissions. One popular legal theory asserted by environmental groups included the common law theory of nuisance. However, in June 2011, the U.S. Supreme Court found that the CAA preempted federal common law nuisance claims. (See American Electric Power v. Connecticut, 131 S. Ct. 2527 (2011)). Despite this ruling, environmental groups will likely seek to pursue other theories and state law claims to impose GHG emission reductions. It is impossible to determine whether any such lawsuit will have a material adverse effect on our consolidated results of operations, financial condition, and cash flows.

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

In addition to the rules already in effect, regulatory initiatives regarding GHG emissions may be implemented in the future, although at this time we cannot predict if, how, or to what extent such initiatives would affect us. Generally, we believe costs to comply with any regulations implemented to reduce GHG emissions, including those already promulgated, would be deemed as part of the costs of providing electricity to our customers and as such, we would seek recovery for such costs in our rates. However, no assurance can be given as to whether the IURC will approve such requests. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters” for a more comprehensive discussion of environmental matters impacting us.

Commodity price changes may affect the operating costs and competitive position of our business.

Our business is sensitive to changes in the price of coal, the primary fuel we use to produce electricity, and to a lesser extent, to the changes in the prices of natural gas, purchased power and emissions allowances. In addition, changes in the prices of steel, copper and other raw materials can have a significant impact on our costs. Any changes in coal prices could affect the prices we charge, our operating costs and our competitive position with respect to our products and services. While we have approximately 85% of our current coal requirements for the three-year period ending December 31, 2014 under long-term contracts, the balance is yet to be purchased and will be purchased under a combination of long-term contracts, short-term contracts and on the spot market. Prices can be highly volatile in both the short-term market and on the spot market. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. We are also dependent on purchased power, in part, to meet our seasonal planning reserve margins. Our exposure to fluctuations in the price of coal is limited because pursuant to Indiana law, we may apply to the IURC for a change in our FAC every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. In addition, we may generally recover the energy portion of our purchased power costs in these quarterly FAC proceedings subject to a benchmark (as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Regulatory Matters”). We must present evidence in each proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

We are subject to employee workforce factors that could affect our business, results of operations, financial condition, and cash flows.

We are subject to employee workforce factors, including, among other things, loss or retirement of key personnel (over 55% of our employees are over the age of 50 and have an average of 24 years of experience), availability of qualified personnel, and collective bargaining agreements with employees who are members of a union. Approximately 64% of our employees are represented by the International Brotherhood of Electrical Workers, in two bargaining units: a physical unit and a clerical-technical unit. We may not be able to successfully train new personnel as current workers with significant knowledge and expertise retire. We also may be unable to staff our business with qualified personnel in the event of significant absenteeism related to a pandemic illness. Work stoppages or other workforce issues could affect our business, results of operations, financial condition, and cash flows.

Economic conditions relating to the asset performance and interest rates of the Employees’ Retirement Plan of IPL and Supplemental Retirement Plan of IPL (together, the “Pension Plans”) could materially impact our results of operations, financial condition, and cash flows.

Pension costs are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, level of employer contributions, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be wrong, resulting in a shortfall of our Pension Plans’ assets compared to pension obligations under the Pension Plans. We are responsible for funding any shortfall of Pension Plans’ assets compared to pension obligations under the Pension Plans, and a significant increase in our pension liabilities could materially impact our results of operations, financial condition, and cash flows. We are subject to the Pension Protection Act of 2006, which requires plans that are less than 100% funded to fully fund any funding shortfall in amortized level installments over seven years, beginning in the year of the shortfall. In addition, we must also contribute the normal service cost earned by active participants during the plan year. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period.

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

Information technology security vulnerabilities could have a material adverse impact to our reputation and/or our consolidated results of operations, financial condition and cash flows.

We require access to sensitive customer data in the ordinary course of business. If a significant breach of our information technology security system occurred, our reputation could be adversely affected, customer confidence could be diminished, customer information could be used for identity theft purposes, or we could be subject to costs associated with the breach. In the event of any such breach, we could be subject to fines and legal claims, which could affect our business, results of operations, financial condition, and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. DEFINED TERMS

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-K:

1995B Bonds	$40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project
2011 IPALCO Notes	$375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011
2016 IPALCO Notes	$400 million of 7.25% Senior Secured Notes due April 1, 2016
2018 IPALCO Notes	$400 million of 5.00% Senior Secured Notes due May 1, 2018
AES	The AES Corporation
ASC	Financial Accounting Standards Board Accounting Standards Codification
BACT	Best Achievable Control Technology
CAA	Federal Clean Air Act
CAIR	Clean Air Interstate Rule
CCB	Coal Combustion Byproducts
CCT	Clean Coal Technology
CO2	Carbon Dioxide
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
EPAct	Energy Policy Act of 2005
Exchange Act	Securities Exchange Act of 1934, as amended
FAC	Fuel Adjustment Charges
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gas
HAPS	Hazardous Air Pollutants
IBEW	International Brotherhood of Electrical Workers
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MACT	Maximum Achievable Control Technology
MISO	Midwest Independent Transmission System Operator, Inc.
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NOV	Notice of Violation
NOx	Nitrogen Oxides
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
RFC	ReliabilityFirst Corporation
RSG	Revenue Sufficiency Guarantee
RSP	AES Retirement Savings Plan
SO2	Sulfur Dioxides
Supplemental Retirement Plan	Supplemental Retirement Plan of Indianapolis Power & Light Company
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company

ITEM 2. PROPERTIES

Our executive offices are located at One Monument Circle, Indianapolis, Indiana. This facility and the remainder of our material properties in our business and operations are owned directly by Indianapolis Power & Light Company. The following is a description of these material properties.

We own two distribution service centers in Indianapolis and the building in Indianapolis which houses our customer service center. We also hold an option through 2012 to purchase suitable acreage of land in Switzerland County, Indiana to use as a potential power plant site.

We own and operate four generating stations. Two of the generating stations are primarily coal-fired stations. The third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. For electric generation, the net winter design capacity is 3,492 MW and net summer design capacity is 3,353 MW. Our highest summer peak level of 3,139 MW was recorded in August 2007 and the highest winter peak level of 2,971 MW was recorded in January 2009.

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

Net electrical generation during 2011, at the Petersburg, Harding Street, Eagle Valley and Georgetown plants, accounted for approximately 67.9%, 25.0%, 6.9% and 0.2%, respectively, of our total net generation.

Our electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, Vectren Corporation, Hoosier Energy Rural Electric Cooperative, Inc., and the electric system jointly owned by Duke Energy Indiana, Indiana Municipal Power Agency and Wabash Valley Power Association, Inc. Our transmission system includes 457 circuit miles of 345,000 volt lines and 377 circuit miles of 138,000 volt lines. The distribution system consists of 4,613 circuit miles underground primary and secondary cables and 5,864 circuit miles of overhead primary and secondary wire. Underground street lighting facilities include 747 circuit miles of underground cable. Also included in the system are a total of 143 substations. Depending on the voltage levels at the substation, some substations may be considered both a bulk power substation and a distribution substation. The number of bulk power substations is 73, and the number of distribution substations is 122, reflecting the fact that 52 substations are considered both bulk power and distribution substations.

All critical facilities we own are well maintained, in good condition and meet our present needs. Currently, our plants generally have enough capacity to meet the needs of our retail customers when all of our units are available. During periods when our generating capacity is not sufficient to meet our retail demand, we purchase power on the wholesale market.

Mortgage Financing on Properties

The First Mortgage secures first mortgage bonds issued by us.  Pursuant to the terms of the First Mortgage, substantially all property owned by us is subject to a direct first mortgage lien securing indebtedness of $965.3 million at December 31, 2011. In addition, IPALCO has outstanding $800 million of Senior Secured Notes which are secured by its pledge of all of the outstanding common stock of IPL.

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

Dividends

During 2011, 2010 and 2009, we paid dividends to AES totaling $59.2 million, $73.2 million and $70.9 million, respectively. Future distributions will be determined at the discretion of the Board of Directors of IPALCO and will depend primarily on dividends received from IPL and such other factors as the Board of Directors of IPALCO deems relevant. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” of this Form 10-K for a discussion of limitations on dividends from IPL. In order for us to make any dividend payments to AES, we must, at the time and as a result of such dividends, either maintain certain credit ratings on our senior long-term debt or be in compliance with leverage and interest coverage ratios contained in IPALCO’s Articles of Incorporation. We do not believe this requirement will be a limiting factor in paying dividends in the ordinary course of prudent business operations.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data which should be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The “Results of Operations” discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” addresses significant fluctuations in operating data. IPALCO is a wholly-owned subsidiary of AES and therefore does not report earnings or dividends on a per-share basis. Other data that management believes is important in understanding trends in our business are also included in this table.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Operating Data:
Total utility operating revenues	$1,171,924	$1,114,903	$1,068,081	$1,079,113	$1,052,627
Utility operating income	152,653	172,438	169,957	181,893	210,418
Allowance for funds used during construction	6,624	6,427	3,632	2,292	7,445
Net income	60,575	79,947	73,768	74,665	125,329

Balance Sheet Data (end of period):
Utility plant - net	2,441,347	2,361,509	2,321,676	2,341,072	2,347,406
Total assets	3,271,652	3,137,980	3,035,345	3,102,411	2,841,941
Common shareholder’s deficit	(5,846)	(4,730)	(9,058)	(9,909)	(11,238)
Cumulative preferred stock of subsidiary	59,784	59,784	59,784	59,784	59,784
Long-term debt (less current maturities)	1,760,316	1,332,353	1,706,695	1,666,085	1,271,558
Long-term capital lease obligations	12	38	28	301	729

Other Data:
Utility capital expenditures	209,851	163,652	115,363	106,906	201,060

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

Extreme high and low temperatures in our service area have a significant impact on revenues as many of our retail customers use electricity to power air conditioners, electric furnaces and heat pumps. The effect is generally more significant with high temperatures than with low temperatures as many of our customers use gas heat. To illustrate, during the fourth quarter of 2011, when our service territory experienced a 21% decrease in heating degree days as compared to the same period in 2010, we experienced a $10.5 million decrease in retail revenues due to a lower volume of kWh sales. In addition, because extreme temperatures have the effect of increasing demand for electricity, the wholesale price for electricity generally increases during periods of extreme hot or cold weather and, therefore, if we have available capacity not needed to serve our retail load, we may be able to generate additional income by selling power on the wholesale market (see below).

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, which can cause power outages, which reduce revenues and increase repair costs. Storm related operating expenses (primarily repairs and maintenance) were $1.6 million, $0.8 million and $1.8 million in 2011, 2010 and 2009, respectively.

Our ability to sell power in the wholesale market at a profit.

At times, we will purchase power in the wholesale markets, and at other times we will have electric generation available for sale in the wholesale market in competition with other utilities and power generators. During the past five years, wholesale revenues represented 5.1% of our total electric revenues on average. A decline in wholesale prices can have a significant impact on earnings because most of our nonfuel costs are fixed in the short term and lower wholesale prices also can result in lower wholesale volumes sold. Our ability to be dispatched in the MISO market to sell power is primarily impacted by the locational market price of electricity and our variable generation costs. The amount of electricity we have available for wholesale sales is impacted by our retail load requirements, our generation capacity and our unit availability. From time to time, we must shut generating units down to perform maintenance or repairs. Generally, maintenance is scheduled during the spring and fall months when demand for power is lowest. Occasionally, it is necessary to shut units down for maintenance or repair during periods of high power demand. See also, “Liquidity and Capital Resources - Regulatory Matters” for information about our participation in the MISO that impacts both revenues and costs associated with our energy service to our utility customers. The price of wholesale power in the MISO market as well as our variable generating costs can be volatile and therefore our revenues from wholesale sales can fluctuate significantly from year to year. The weighted average price of wholesale MWhs we sold was $30.45, $31.62, and $26.62 in 2011, 2010 and 2009, respectively.

Local economy.

The local economy is currently suffering from an economic slowdown as evidenced by an elevated unemployment rate in Indianapolis, Indiana which approximates the national average. During 2011, 41% of our revenues came from large commercial and industrial customers. For the ten years ending 2011, our total retail kWh sales have grown at a compound annual rate of 0.1%. For the 10 years ending 2008, the compound annual rate was 1.2%. This decline illustrates the impact of the economic recession. Please see also, “Impact of Weak Economic Conditions,” below for further discussion of current economic conditions.

Operational Excellence.

Our objective is to optimize IPL’s performance in the U.S. utility industry by focusing on seven key areas: safety, commitment to compliance, customer satisfaction, reliability (production and delivery), financial performance (retail rates and shareholder value), people engagement and community leadership. We set and measure these objectives carefully, balancing them in a way and to a degree necessary to ensure a sustainably high level of performance in these areas simultaneously as compared to our peers. We monitor our performance in these areas, and where practical and meaningful, compare performance in some areas to peer utilities. Because people engagement, commitment to compliance and community leadership are company-specific performance goals, they are not benchmarked.

Our safety performance in 2011 as measured by our OSHA recordable incident rate is the best it has ever been and is near our goal of top quartile in our industry. In addition, both lost work day and severity rates improved in 2011 versus 2010 and our severity rate is within the top quartile in our industry. We are committed to excellence in safety performance and have implemented various programs in recent years to increase awareness and improve safety policies and practices.

Our customer satisfaction rating, as measured through the annual JD Power residential electric survey, is in the top quartile among our midwestern peer utilities, which we believe reflects our relatively low rates, strong reliability and a focus on excellence in customer service.

Our performance in production reliability was worse than our target in 2011. We experienced an increase in both our planned and unplanned outage rates associated with our generation plants in 2011 as compared to the previous two years. The planned outage increase in 2011 was primarily due to major generating unit overhauls at Petersburg (one that lasted 65 days on a 545 MW unit and another that lasted 86 days on a 232 MW unit) and a 22-day outage on a 540 MW unit at Petersburg. These planned outages are part of our plan to improve production reliability performance by performing major generating unit overhauls on four of our five largest units over the next few years.

Our performance in delivery reliability was better than our target in 2011. IPL has the best performance in the majority of the delivery reliability metrics compared to the four other Indiana investor-owned utilities as published in the most recent IURC reliability report.

Short-term and long-term financial and operating strategies.

Our financial management plan is closely integrated with our operating strategies. Our objective is to maintain stand-alone credit statistics at IPL that are comparable to investment grade credit ratings. Key aspects of our financial planning include rigorous budgeting and analysis, maintaining sufficient levels of liquidity and a prudent dividend policy at both our subsidiary and holding company levels. This strategy allows us to remain flexible in the face of evolving environmental legislation and regulatory initiatives in our industry, as well as weak economic conditions. This strategy also enabled us to refinance $542.4 million of long-term debt in 2011, all at significantly lower interest rates.

IMPACTS OF CHALLENGING ECONOMIC CONDITIONS

The U.S. and global economies have experienced significant turmoil, including an economic recession, a tightening of the credit markets, and significant volatility in the equity markets since 2008. While there have been signs of a partial recovery in late 2010 and 2011, the timing and extent of a full recovery is unknown, and uncertainty still exists in the U.S. and global economies and the credit and equity markets. While currently not material to our liquidity or ability to service our debts, we have been affected by the weak economic conditions on several fronts. The following discussion illustrates some of those impacts and the signs of recovery in 2010 and 2011.

There has been a significant decrease in average wholesale electric prices in our region since the recession began, due primarily to the decline in demand for power and the decline in market prices of fuel (primarily natural gas and coal). Over the past five years, wholesale revenues represented 5.1% of our total electric revenue on average. A decline in wholesale prices can have a significant impact on earnings because most of our nonfuel costs are fixed in the short term and lower wholesale prices also can result in lower wholesale volumes sold. The weighted average price of wholesale MWhs we sold was $30.45, $31.62, $26.62, and $48.31 in 2011, 2010, 2009 and 2008, respectively, which illustrates the sharp decline in 2009 followed by a partial recovery since then. While some of the price recovery was likely driven by economic recovery, we believe much of it was a result of higher demand in our region due to weather.

The economic recession and, to a lesser extent, the mild temperatures of 2009 led to a 6.1% decrease in retail energy sales volume during 2009 as compared to 2008, which resulted in a $49.4 million unfavorable retail volume variance in revenues in the comparable periods. While retail sales improved substantially in 2010 and 2011, we believe most of that increase is attributable to favorable weather. We are generally able to sell excess energy in the wholesale markets; but wholesale prices are typically lower than retail prices and therefore decreases in retail demand are only partially mitigated by increased wholesale sales volume. We believe demand for energy will continue to increase over time, but we do not expect it to return to 2008 levels quickly.

During the years 2011, 2010 and 2009, our Pension Plans realized net actuarial gains (losses) of ($88.4 million), ($22.0 million) and $35.0 million, respectively. The 2011 net actuarial loss of $88.4 million is comprised of two parts (net): (1) $25.8 million of pension asset actuarial loss is primarily due to the lower than expected return on assets, and (2) $62.6 million of pension liability actuarial loss is primarily due to a decrease in the discount rate that is used to value pension liabilities. Due to pension accounting rules, the 2011 loss has not impacted our statement of income results yet, but will be amortized over the next eleven years, which is the estimated average remaining working lifetime of plan participants. Net periodic benefit cost (net of amount capitalized) was $22.3 million, $22.1 million and $31.8 million in 2011, 2010 and 2009, respectively and is expected to increase to $26.7 million in 2012.

The Pension Plans cumulative unrecognized net loss of $283.1 million as of December 31, 2011 has increased over time primarily due to the long-term declining trend in corporate bond rates, the lower than expected return on assets during the years 2008 and 2011, and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of participants, since Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 715 was adopted. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years.

The projected benefit obligation of $679.3 million, less the fair value of assets of $426.4 million results in a funded status of ($252.9 million) at December 31, 2011.  The funding shortfall, which is estimated to be approximately $135 million as of January 1, 2012, must be funded over seven years. In addition, normal cost must be funded each year. The normal cost is estimated to be about $8.7 million in 2012, which includes $3 million for plan expenses.

On a positive note, during 2009 the recession had the effect of halting the rapid inflation on certain raw materials, including steel, copper and other commodities that we experienced over the previous few years to the point where some costs have even declined. Inflation on raw materials remained low in 2010 and 2011, but could increase in 2012 if demand for these raw materials increases. These and other raw materials serve as inputs to many operating and maintenance processes fundamental to the electric utility industry. Lower prices reduce our operating and maintenance costs and improve our liquidity.

RESULTS OF OPERATIONS

In addition to the discussion on operations below, please see the statistical information table included in “Item 1. Business” of this report for additional data such as kWh sales and number of customers by customer class.

Comparison of year ended December 31, 2011 and year ended December 31, 2010

Utility Operating Revenues

Utility operating revenues increased in 2011 from the prior year by $27.0 million, which resulted from the following changes (dollars in thousands):

	2011	2010	Change	Percent Change

Utility Operating Revenue
Retail Revenues	$1,106,271	$1,064,559	$41,712	3.9%
Wholesale Revenues	43,181	60,964	(17,783)	(29.2)%
Miscellaneous Revenues	22,472	19,380	3,092	16.0%
Total Utility Operating Revenues	$1,171,924	$1,144,903	$27,021	2.4%

Heating Degree Days
Actual	4,912	5,267	(355)	(6.7)%
30-year Average	5,519	5,519
Cooling Degree Days
Actual	1,482	1,619	(137)	(8.5)%
30-year Average	1,041	1,041

The increase in retail revenues of $41.7 million was due to a 7.2% increase in the weighted average price per kWh sold ($69.1 million), partially offset by a 2.6% decrease in the volume of kWh sold ($22.4 million) and a nonrecurring charge against retail revenues related to prior periods ($5.0 million). The $69.1 million increase in the weighted average price of kWh sold was primarily due to a $56.8 million increase in fuel revenues. The increase in fuel revenues is offset by increases in fuel and purchased power costs as described below. We believe the $22.4 million decrease in the volume of electricity sold was primarily due to milder temperatures in our service territory in 2011 (as demonstrated by the decreases in cooling degree days and heating degree days, as shown above), as well as local economic conditions.

The decrease in wholesale revenues of $17.8 million was primarily due to a 26.4% decrease in the quantity of kWh sold ($16.1 million), which was primarily due to an increase in unscheduled outages and major generating unit overhauls. The decline in the quantity of wholesale kWh sales was also impacted by the ability of our generation to be dispatched by the MISO at wholesale prices that are above our variable costs. Our ability to be dispatched in the MISO market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from 2010 to 2011 (in millions):

2010 Operating Expenses	$972.5
Increase in power purchased	34.7
Increase in fuel costs	11.8
Increase in salaries, wages and benefits	6.9
Increase in contract services	4.4
Decrease in income taxes - net	(13.3)
Other miscellaneous variances - individually immaterial	2.3
2011 Operating Expenses	$1,019.3

The $34.7 million increase in purchased power costs was primarily due to a 111% increase in the volume of power purchased during the period ($40.4 million), primarily due to an increase in unscheduled outages and major generating unit overhauls. This increase was partially offset by a 5% decrease in the market price of power purchased during the period ($5.4 million). The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outages and because at times it is less expensive for us to buy power in the market than to produce it ourselves. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased.

The $11.8 million increase in fuel costs is primarily due to (i) a 13% increase in the price per ton of coal we consumed during the comparable periods ($36.2 million); (ii) increases in the price of oil and gas consumed ($3.2 million); and (iii) a $2.4 million increase in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our fuel adjustment charges and actual fuel and purchased power costs. These increases were partially offset by a $30.0 million decrease in the quantity of fuel consumed due primarily to a decrease in total electricity sales volume in the comparable periods. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through the fuel adjustment charges proceedings and, therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted. (See also “Liquidity and Capital Resources - Regulatory Matters - Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income.”)

The $6.9 million increase in salaries, wages and benefits is primarily due to overtime for generating unit outages. The $4.4 million increase in contract services is primarily due to an increase of $3.7 million in expenses on demand side management programs versus the comparable period. These demand side management program expenses are recoverable through retail rates resulting in the program expenses being offset by an increase in retail revenues through the demand side management program recovery mechanism. Losses resulting from reduced sales attributable to the demand side management programs are not recovered in retail rates.

The $13.3 million decrease in income taxes - net was primarily due to a decrease in pretax net operating income for the reasons previously described and, to a lesser extent, the benefit recorded related to the gradual decreases in enacted Indiana tax rates from 8.5% to 6.5% beginning July 1, 2012 through July 1, 2015 which are not probable to cause a reduction in future base customer rates.

Other Income and Deductions

Other income and deductions decreased $5.1 million in 2011 primarily due to a $15.4 million loss on early extinguishment of debt in 2011 related to the repurchase of the $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 (“2011 IPALCO Notes”), including a $14.4 million early tender premium, and additional contingent loss accruals of $2.2 million in 2011. These decreases were partially offset by a $13.3 million gain on sale of our Oatsville coal reserve in 2011 (as discussed in Note 14, “Sale of Oatsville Coal Reserve” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K).

Interest and Other Charges

Interest and other charges decreased $5.5 million during 2011 primarily due to lower interest on long-term debt due to the refinancing in May of 2011 of $375 million of 8.625% 2011 IPALCO Notes with $400 million of 5.00% Senior Secured Notes due May 1, 2018 (“2018 IPALCO Notes”) and, to a lesser degree, the pay-down of $167.4 million of other interest-bearing IPL debt in 2011 with proceeds from long-term debt issuances at significantly lower interest rates, and the termination of a $40 million interest rate swap by IPL in November 2011 (as discussed in Note 10, “Indebtedness” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K).

Comparison of year ended December 31, 2010 and year ended December 31, 2009

Utility Operating Revenues

 Utility operating revenues increased in 2010 from the prior year by $76.8 million, which resulted from the following changes (dollars in thousands):

	2010	2009	Change	Percentage Change

Utility Operating Revenues
Retail Revenues	$1,064,559	$1,000,148	$64,411	6.4%
Wholesale Revenues	60,964	50,155	10,809	21.6%
Miscellaneous Revenues	19,380	17,778	1,602	9.0%
Total Utility Operating Revenues	$1,144,903	$1,068,081	$76,822	7.2%

Heating Degree Days
Actual	5,267	5,195	72	1.4%
30-year Average	5,519	5,519
Cooling Degree Days
Actual	1,619	968	651	67.3%
30-year Average	1,041	1,041

The increase in retail revenues was due to a 3.7% increase in the quantity of kWh sold ($32.3 million) and a 2.6% increase in the weighted average price per kWh sold ($32.1 million). The increase in the volume of electricity sold to retail customers in the comparable periods was primarily due to the hotter temperatures in our service territory in 2010 as demonstrated by the 67.3% increase in cooling degree days. The increase in the weighted average price of kWhs sold was primarily due to a $43.0 million increase in fuel revenues, partially offset by an $11.1 million decrease in the base rate charged to our retail customers. The increase in fuel revenues is offset by increases in fuel and purchased power costs as described below. The decrease in the base rates is primarily due to our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. Also impacting the decrease in base rates is a decrease in charges to commercial and industrial customers based on their peak demand, which was primarily driven by substantial reductions in operations by two of our previous ten largest customers.

The increase in wholesale revenues of $10.8 million was due to an 18.6% increase in the weighted average price per kWh sold ($9.6 million) and a 2.5% increase in the quantity of kWh sold ($1.2 million). The quantity and price of wholesale kWh sales are impacted by the ability of our generation to be dispatched by the MISO at wholesale prices that are above our variable costs and the amount of electricity we have available to sell in the wholesale market. Our ability to be dispatched in the MISO market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability. We believe the increase in wholesale prices was primarily caused by an increase in demand for wholesale power and natural gas in the MISO market caused by the hotter temperatures in the Midwestern United States in 2010 as demonstrated by the 67.3% increase in cooling degree days in our service territory during such period. The increase in wholesale volumes during the comparable periods was primarily due to improved performance of our coal fired units resulting in a lower forced outage rate and because the higher wholesale market prices resulted in our units being called upon more often.

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

Pension expense (net periodic benefit cost - net of amount capitalized) for our defined benefit Pension Plans decreased from $31.8 million in 2009 to $22.1 million in 2010. This decrease was primarily due to a $5.1 million increase in the expected return on plan assets and a decrease of $4.4 million in recognized actuarial loss. Both of these favorable variances are primarily the result of the approximately $47 million actuarial gain in market value of our pension assets in 2009, which is being amortized against expense over 11 years in accordance with accounting principles generally accepted in the United States of America. Pension expense is included in Other operating expenses in the accompanying audited Consolidated Statements of Income. During 2010, we experienced a net actuarial loss of $22 million in the Pension Plans as a result of decreasing the discount rate used to value pension liabilities, partially offset by our Pension Plan assets performing above the expected rate of return during 2010.   The increase in property tax expense was primarily due to adjustments recorded in 2009 that reduced expense relating to 2008 taxes payable in 2009, as a result of having updated information regarding assessed values and tax rates that was not available to us in 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2011, we had unrestricted cash and cash equivalents of $27.3 million. As of December 31, 2011, we also had available borrowing capacity of $194.7 million under our $250.0 million committed revolving credit facilities after outstanding borrowings, existing letters of credit and liquidity support for the $40.0 million City of Petersburg, Indiana Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities 1995B Series (Indianapolis Power & Light Company Project), variable rate, due 2023 (“1995B Bonds”). In February 2012, the committed revolving credit facility was amended to eliminate the portion of the facility dedicated to liquidity support for the 1995B Bonds following the November 2011 refinancing of the 1995B Bonds and to increase the portion of the facility dedicated to borrowings and letters of credit by the same amount, resulting in no change in the total amount of the committed revolving credit facility.

All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2012. As of December 31, 2011, we also have remaining authority from the IURC to, among other things, issue up to $135 million in aggregate principal amount of long-term debt and refinance up to $110 million in existing indebtedness through December 31, 2013, and to have up to $250 million of long-term credit agreements and liquidity facilities outstanding at any one time. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facilities will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facilities; and (iv) additional debt financing. In addition, due to the uncertainty of future environmental regulations, it is possible, but not certain, that equity capital may also be used as a funding source.

In August 2011, the Internal Revenue Service issued Revenue Procedure 2011-43, which provides a safe harbor method of tax accounting for electric transmission and distribution property. In December 2011, the Internal Revenue Service published regulations (T.D. 9564) under Internal Revenue Code Section 263(a) on the deduction and capitalization of expenditures related to tangible property with an effective date of January 1, 2012. We are evaluating the application of these tax provisions which may significantly change the timing of future income tax payments by IPALCO and its subsidiaries.

Historical Cash Flow Analysis

Our principal sources of funds in 2011 were net cash provided by operating activities of $183.1 million and net borrowings of $89.4 million. Net cash provided by operating activities is net of cash paid for interest of $108.5 million and pension funding of $37.3 million.  Net cash provided by operating activities in 2011 was $37.4 million less than in 2010 primarily due to lower earnings, a $12.6 million interest rate swap termination payment and other net changes in working capital. The principal uses of funds in 2011 included capital expenditures of $209.9 million, dividends to AES of $59.2 million and asset removal costs of $14.9 million, which are included in “Cash Flows From Investing Activities - Other” on the accompanying Consolidated Statements of Cash Flows.

Our principal source of funds in 2010 was net cash provided by operating activities of $220.5 million. Net cash provided by operating activities is net of cash paid for interest of $113.5 million and pension funding of $28.7 million. Net cash provided by operating activities in 2010 was $21.2 million less than in 2009 primarily due to changes in our accounts receivable portfolio and an $8.6 million increase in pension funding. The principal uses of funds in 2010 included capital expenditures of $163.7 million and dividends to AES of $73.2 million.

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

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Our capital expenditures totaled $209.9 million, $163.7 million, and $115.4 million in 2011, 2010 and 2009, respectively. Construction expenditures in 2011, 2010 and 2009 were financed with internally generated cash provided by operations, borrowings on our credit facility, long-term borrowings and federal grants for IPL’s Smart Energy Projects.

Our capital expenditure program, including development and permitting costs, for the three year period 2012-2014 is currently estimated to cost approximately $402 million excluding environmental compliance. It includes approximately $221 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers, street lighting facilities and Smart Energy Projects. The capital expenditure program also includes approximately $153 million for power plant related projects and $28 million for other miscellaneous equipment.

We currently are reviewing the impact of the new Utility MACT regulation and estimate additional capital expenditures related to this rule for environmental controls for our baseload generating units to be approximately $500 million to $900 million through approximately 2016. This estimate is for Utility MACT expenditures only and could be impacted by the outcome of the EPA’s NOV and other pending legislation and regulations. The above estimates do not include any cost for new generation that may be required when existing units are retired. Please see “Environmental Matters - Utility MACT” for more details.

Contractual Cash Obligations

Our non-contingent contractual obligations as of December 31, 2011 are set forth below:

	Payment due
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
	(In Millions)
Long-term debt	$1,765.3	$-	$110.0	$531.9	$1,123.4
Capital lease obligations	-	-	-	-	-
Operating lease obligations	-	-	-	-	-
Interest obligations(1)	1,216.5	103.9	195.9	164.2	752.5
Purchase obligations(2):
Coal, gas, purchased power and related transportation	1,820.3	364.2	454.6	103.7	897.8
Other	39.4	7.8	14.9	12.5	4.2
Pension Funding(3)	47.8	47.8	-	-	-
Total(4)	$4,889.3	$523.7	$775.4	$812.3	$2,777.9

(1) Represents interest payment obligations related to fixed and variable rate debt. Interest related to variable rate debt is calculated using the rate in effect at December 31, 2011.

(2) Does not include purchase orders or normal purchases for goods or services: (1) for which there is not also an enforceable contract; or (2) which does not specify all significant terms, including fixed or minimum quantities. Also, does not included contractual commitments that can be terminated by us without penalty on notice of 90 days or less.

(3) IPL is required to fund approximately $47.8 million during 2012. However, IPL may decide to contribute more than $47.8 million to meet certain funding thresholds. For years 2013 and thereafter, our contractual obligation for pension funding can fluctuate due to various factors. Please see “Pension Funding” below and Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for further discussion.

(4) Does not include an uncertain tax liability of $5.4 million (tax and related interest) as of December 31, 2011 because it is not possible to determine in which future period or periods that the non-current income tax liability for uncertain tax positions might be paid.

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES. During 2011, 2010 and 2009, we paid $59.2 million, $73.2 million, and $70.9 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Plans

We contributed $37.3 million, $28.7 million, and $20.1 million to the Pension Plans in 2011, 2010, and 2009, respectively. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company (“Defined Benefit Pension Plan”) is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to be returned to us during 2012.

From a funding perspective, IPL’s funding target liability shortfall was estimated to be approximately $135 million as of January 1, 2012. The shortfall must be funded over seven years. In addition, IPL must also contribute the normal cost earned by active participants during the plan year. The funding normal cost is expected to be about $8.7 million in 2012, which includes $3.0 million for plan expenses.  Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. IPL is required to fund approximately $47.8 million during 2012, which includes the $8.7 million referenced above. However, IPL may decide to contribute more than $47.8 million to meet certain funding thresholds. IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2011, 2010 and 2009 were $29.9 million, $29.7 million, and $28.5 million, respectively.

See also “Critical Accounting Policies - Pension Costs” and Note 12, "Pension and Other Postretirement Benefits" to the audited Consolidated Financial Statements of IPALCO in "Item 8. Financial Statements and Supplementary Data" included in this Form 10-K for further discussion of Pension Plans.

Capital Resources

IPALCO is a holding company, and accordingly substantially all of its cash is generated by the operating activities of its subsidiaries, principally IPL. None of its subsidiaries, including IPL, is obligated under or has guaranteed to make payments with respect to the $400 million of 7.25% Senior Secured Notes due April 1, 2016 (“2016 IPALCO Notes”) or the 2018 IPALCO Notes, however, all of IPL’s common stock is pledged to secure these notes. Accordingly, IPALCO’s ability to make payments on the 2016 IPALCO Notes and the 2018 IPALCO Notes depends on the ability of IPL to generate cash and distribute it to IPALCO.

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

Indebtedness

Line of Credit

In December 2010, IPL entered into a $250 million unsecured revolving credit agreement, as discussed in Note 10, “Indebtedness - Line of Credit” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data.” This credit agreement originally included two facilities: (i) a $209.4 million committed line of credit for letters of credit, working capital and general corporate purposes and (ii) a $40.6 million liquidity facility, which was dedicated for the sole purpose of providing liquidity for certain variable rate unsecured debt issued on behalf of IPL. As a result of the November 2011 IPL financing activity described below, the credit agreement was amended in February 2012 to eliminate the $40.6 million liquidity facility and to increase the committed line of credit for letters of credit, working capital and general corporate purposes by the same amount resulting in one facility in the amount of $250 million.

IPALCO’s Senior Secured Notes

In May 2011, IPALCO completed the sale of the 2018 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2018 IPALCO Notes were issued pursuant to an Indenture dated May 18, 2011, by and between IPALCO and The Bank of New York Mellon Trust Company, N.A., as trustee. These notes were subsequently exchanged for new notes with identical terms and like principal amounts, which were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-4 made effective in November 2011. In connection with this issuance, IPALCO conducted a tender offer to repurchase for cash any and all of IPALCO’s then outstanding  2011 IPALCO Notes. As a result, IPALCO no longer has indebtedness with an interest rate that changes due to changes in its credit ratings. Additionally, IPALCO no longer has any debt with financial ratio maintenance covenants; although its articles of incorporation continue to contain the same financial ratios restricting dividend payments and intercompany loans to AES as were included in the 2011 IPALCO Notes.

The 2018 IPALCO Notes were priced to the public at 99.927% of par. Net proceeds to IPALCO were $394.7 million after deducting underwriting costs and the discount. These costs and other related financing costs are being amortized through 2018 using the effective interest method. We used the net proceeds to repurchase all of the outstanding 2011 IPALCO Notes through the tender offer and to subsequently redeem all of the remaining 2011 IPALCO Notes not tendered in the second quarter of 2011. A portion of the proceeds was also used to pay the early tender premium of $14.4 million and other fees and expenses related to the tender offer and the redemption of the 2011 IPALCO Notes, as well as other fees and expenses related to the issuance of the 2018 IPALCO Notes. The total loss on early extinguishment of debt of $15.4 million was included as a separate line item within Other Income and Deductions in the accompanying audited Consolidated Statements of Income.

The 2018 IPALCO Notes are secured by IPALCO’s pledge of all of the outstanding common stock of IPL. The lien on the pledged shares is shared equally and ratably with IPALCO’s existing senior secured notes. IPALCO has entered into a Pledge Agreement Supplement with The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated May 18, 2011 to the Pledge Agreement between IPALCO and The Bank of New York Mellon Trust Company, N.A. as successor Collateral Agent dated November 14, 2001.

IPL First Mortgage Bonds and Recent Indiana Finance Authority Bond Issuances

In September 2011, the Indiana Finance Authority issued on behalf of IPL an aggregate principal amount of $55.0 million of 3.875% Environmental Facilities Revenue Bonds Series 2011A (Indianapolis Power & Light Company Project) due August 2021 and an aggregate principal amount of $40.0 million of 3.875% Environmental Facilities Refunding Revenue Bonds Series 2011B (Indianapolis Power & Light Company Project) due August 2021. IPL issued $95.0 million aggregate principal amount of first mortgage bonds to the Indiana Finance Authority at 3.875% to secure the loan of proceeds from these two series of bonds issued by the Indiana Finance Authority. Proceeds of these bonds were used to retire $40.0 million of existing 5.75% IPL first mortgage bonds, and for the construction, installation and equipping of pollution control facilities, solid waste disposal facilities and industrial development projects at IPL’s Petersburg generating station.

In November 2011, IPL issued $140 million aggregate principal amount of 4.875% first mortgage bonds due November 2041. Net proceeds from this offering were approximately $138.2 million, after deducting the initial purchasers’ discount and fees and expenses for the offering payable by IPL.  The net proceeds from the offering were used to finance the redemption of the following outstanding indebtedness, including redemption premiums of $1.6 million and to pay related fees and expenses:

  $40.0 million aggregate principal amount of the City of Petersburg, Indiana Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities, 1995B Series (Indianapolis Power & Light Company Project), variable rate, due 2023;
  $20.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste  Disposal Revenue Bonds, 1994A Series (Indianapolis Power & Light Company Project), 5.90% Series, due 2024;
  $30.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste Disposal Revenue Bonds, 1995C Series (Indianapolis Power & Light Company Project), 5.95% Series, due 2029;
  $20.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste Disposal Revenue Bonds, 1996 Series (Indianapolis Power & Light Company Project), 6.375% Series, due 2029; and
  $17.35 million aggregate principal amount of the Indiana Development Finance Authority’s Exempt Facilities Revenue Refunding Bonds, Series 1999 (Indianapolis Power & Light Company Project), 5.95% Series, due 2030.

In addition, IPL used $10.0 million of the net proceeds to partially fund a $12.6 million termination payment on the interest rate swap related to the 1995B Bonds in November 2011.

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on IPL’s credit facility (as well as the amount of certain other fees on the credit facility) are dependent upon the credit ratings of IPL. Downgrades in the credit ratings of AES could result in IPL’s and/or IPALCO’s credit ratings being downgraded.

The credit ratings of IPALCO and IPL as of February 24, 2012 are as follows:

	Moody’s	S&P	Fitch

IPALCO Issuer Rating/Corporate Credit Rating/Long-term Issuer Default Rating	-	BBB-	BBB-
IPALCO Senior Secured Notes	Ba1	BB+	BBB-
IPL Issuer Rating/Corporate Credit Rating/Long term Issuer Default Rating	Baa2	BBB-	BBB-
IPL Senior Secured	A3	BBB	BBB+
IPL Senior Unsecured	Baa2	BBB-	BBB

We cannot predict whether our current credit ratings or the credit ratings of IPL will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. A security rating is not a recommendation to buy, sell or hold securities. Such ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Dividend and Capital Structure Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2011, exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its credit facility, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain total debt to total capitalization not in excess of 0.65 to 1, in order to pay dividends. As of December 31, 2011 and as of the filing of this report, IPL was in compliance with all financial covenants and no event of default existed.

IPL’s amended articles of incorporation also require that, so long as any shares of preferred stock are outstanding, the net income of IPL, as specified in the articles, be at least one and one-half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding, and any proposed, preferred stock before any additional preferred stock is issued. IPL’s mortgage and deed of trust requires that net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. As of December 31, 2011, these requirements would not materially restrict IPL’s ability to issue additional preferred stock or first mortgage bonds in the ordinary course of prudent business operations.

Related Party Transactions

We participate in a property insurance program in which we buy insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. We are not self-insured on property insurance with the exception of a $5 million self-insured retention per occurrence. We do not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries also participate in the AES global insurance program. We pay premiums for a policy that is written and administered by a third party insurance company. The premiums paid to this third party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by the third party administrator. This trust fund pays aggregate claims up to $30 million. Claims above the $30 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies provide coverage of $1 billion per occurrence. The cost to us of coverage under this program was approximately $3.2 million, $4.0 million, and $3.9 million in 2011, 2010, and 2009, respectively, and is recorded in Other operating expenses on the accompanying Consolidated Statements of Income. As of December 31, 2011 and 2010, we had prepaid approximately $1.5 million and $1.7 million, respectively, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

We are party to an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. We believe that, though our insurance costs will likely continue to rise, cost savings can be realized through participation in this group benefits program with AES. The cost of coverage under this program, was approximately $22.6 million, $21.0 million, and $20.5 million in 2011, 2010 and 2009, respectively, and is recorded in Other operating expenses on the accompanying Consolidated Statements of Income. As of December 31, 2011 and 2010, we had prepaid approximately $2.1 million and $2.8 million, respectively, for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable/(payable) balance under this agreement of $(2.4) million and $6.0 million as of December 31, 2011, and 2010, respectively.

During 2011, 2010, and 2009, some of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. All such components vest in thirds over a three year period and the terms of the AES restricted stock units issued prior to 2011 also include a two year minimum holding period after the awards vest. Awards made in 2011 and for subsequent years will not be subject to a two year holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2011, 2010 and 2009 was $1.2 million, $1.7 million and $1.4 million, respectively and was included in Other operating expenses on the accompanying Consolidated Statements of Income. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPALCO’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation - Stock Compensation.”

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

Basic Rates and Charges

Our basic rates and charges represent the largest component of our annual revenues. Our basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. These basic rates and charges are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, involve IPL, the Indiana Office of Utility Consumer Counselor, and other interested stakeholders. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all Indiana utilities at least once every four years, but the IURC has the authority to review the rates of any Indiana utility at any time. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of property. Our basic rates and charges were last adjusted in 1996. Our declining block rate structure generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. Numerous factors including, but not limited to, weather, inflation, customer growth and usage, the level of actual operating and maintenance expenditures, capital expenditures including those required by environmental regulations, fuel costs, generating unit availability and purchased power costs, can affect the return realized.

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

In IPL’s fourteen most recently approved FAC filings (FAC 81 through 94), the IURC found that IPL’s rolling annual jurisdictional retail electric net operating income was lower than the authorized annual jurisdictional net operating income. FAC 94 includes the twelve months ended October 31, 2011. In IPL’s FAC 76 through 80 filings, the IURC found that IPL’s rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. Because IPL has a cumulative net operating income deficiency, it has not been required to make customer refunds in its FAC proceedings. However, IPL has previously offered voluntary credits to its customers to allay concerns raised by the IURC regarding IPL’s level of earnings.

Purchased power costs below an established benchmark are presumed to be recoverable fuel costs. The current benchmark is based on natural gas prices. Purchased power costs over the benchmark not recovered from our customers have not had a material impact on our results of operations, financial condition, or cash flows to date.

Environmental Compliance Cost Recovery Adjustment (“ECCRA”)

IPL may apply to the IURC for approval of a rate adjustment known as the Environmental Compliance Cost Recovery Adjustment (“ECCRA”) every six months to recover costs to install and/or upgrade CCT equipment. The total amount of IPL’s CCT equipment approved for ECCRA recovery as of December 31, 2011 was $615.4 million. The jurisdictional revenue requirement that was approved by the IURC to be included in IPL’s rates for the six month period from September 2011 through February 2012 was $48.5 million.

The EPA released the final Utility MACT rule in December 2011 to address HAP emissions from certain electric generating power plants, including mercury, as discussed in “Environmental Matters - Utility MACT”. We had suspended our plan to install the mercury emissions monitoring equipment until the finalization of the Utility MACT rule and are now in the process of determining when to proceed with the installation of such equipment as well as what other equipment is necessary to comply with the final rule. The cost of compliance with such regulations could be material and could adversely affect our business, cash flows and results of operations. We may seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard.

During the years ended December 31, 2011, 2010 and 2009, we made $64.4 million, $53.1 million, and $21.5 million, respectively, in CCT expenditures. The majority of such costs are recoverable as a result of the ECCRA filings described above.

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

In October 2010, IPL filed a petition with the IURC for approval of its plan to comply with the IURC’s Generic DSM Order. In November 2011, IPL received approval from the IURC for a new three-year DSM budget totaling $63.1 million that includes the opportunity for performance based incentives.

In 2010, IPL was awarded a smart grid investment grant for $20 million as part of its $48.9 million Smart Energy Project (including smart grid technology), which will provide its customers with tools to help them more efficiently use electricity and upgrade IPL’s electric delivery system infrastructure. Under the grant, the U.S. Department of Energy is providing nontaxable reimbursements to IPL for up to $20 million of capitalized costs associated with IPL’s Smart Energy Project. These reimbursements are being accounted for as a reduction of the capitalized Smart Energy Project costs. Through December 31, 2011, we have received total grant reimbursements of $13.0 million since the 2010 project inception.

Tree Trimming Practices Investigation

In February 2009, an IPL customer filed a complaint claiming our tree trimming practices were unreasonable and expressed concerns with language contained in our tariff that addressed our tree trimming and tree removal rights. Subsequently, the IURC initiated a generic investigation into electric utility tree trimming practices and tariffs in Indiana. In November 2010, the IURC issued an order in the investigation, which imposed additional requirements on the conduct of tree trimming. The order included requirements on utilities to provide advance customer notice and obtain customer consent or additional easements if existing easements and rights of way are insufficient to permit pruning in accordance with the required industry standards or in the event that a tree would need to have more than 25% of its canopy removed. The order also directed that a rulemaking would be initiated to further address vegetation management practices.

On July 7, 2011, the IURC issued an additional tree trimming order which did not provide the relief we were seeking, but clarified utility customer notice requirements and the relationship of the order to property rights and tariff requirements. It also clarified that in cases of emergency or public safety, utilities may, without customer consent, remove more than 25% of a tree or trim beyond existing easement or right of way boundaries to remedy the situation. The IURC is currently in the process of promulgating formal rules to implement the order. We and other interested parties are participating in this rulemaking process. It is not possible to predict the outcome of the rulemaking process, but this could adversely impact our distribution reliability and significantly increase our vegetation management costs and the costs of defending our vegetation management program in litigation, which could have a material impact on our consolidated financial statements.

Wind Power Purchase Agreements

We are committed under a power purchase agreement to purchase approximately 100 MW of wind generated electricity through 2029 from a wind project in Indiana. We are also committed under another agreement to purchase approximately 200 MW of wind generated electricity for 20 years from a project in Minnesota, which began commercial operation in October 2011. We have authority from the IURC to recover the costs for both of these agreements through an adjustment mechanism administered within the FAC.

MISO Real Time Revenue Sufficiency Guarantee

The MISO collects Revenue Sufficiency Guarantee (“RSG”) charges from market participants to pay for generation dispatched when the costs of such generation are not recovered in the market clearing price. Over the past several years, there have been disagreements between interested parties regarding the calculation methodology for RSG charges and how such charges should be allocated to the individual MISO participants. The MISO has changed their methodology multiple times. Per past FERC orders, in December 2008, the MISO filed with the FERC its proposed revisions and clarifications to the calculation of the RSG charges and had begun to use its new methodology in January 2009, including making resettlements of previous calculations. In the second quarter of 2009, the FERC withdrew its previous orders related to RSG charges and further directed MISO to cease the ongoing market resettlements and refund process and to reconcile the amounts paid and collected in order to return each market participant to the financial state it was in before the refund process began. This has the potential implication that IPL would no longer be entitled to refunds that were due to IPL under the previous order for periods between April 1, 2005 and November 4, 2007.

In July 2009, IPL filed a Request for Clarification or alternately a Request for Rehearing on this issue alone. In addition to our requests, other interested parties have expressed interest in a different model of allocating RSG charges. Another factor that affects how RSG charges impact IPL is our ability to recover such costs from our customers through our FAC and/or in a future basic rate case proceeding. Under the methodology currently in effect, RSG charges have little effect on IPL’s financial statements as the vast majority of such charges are considered to be fuel costs and are recoverable through IPL’s FAC, while the remainder are being deferred for future recovery in accordance with generally accepted accounting principles in the U.S. However, the IURC’s orders in IPL’s FAC 77, 78 and 79 proceedings approved IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of the FERC proceeding regarding RSG charges and any subsequent appeals therefrom. On August 30, 2010, FERC issued an order approving the RSG Redesign as previously filed under Section 206 on February 23, 2009 and required MISO to make a compliance filing with the changes. On October 29, 2010 the MISO made its compliance filing regarding the RSG Redesign, and indicated that it would subsequently file under Section 205 modifications to the RSG Redesign rate. The MISO also indicated it expected to be ready to implement the RSG Redesign rate on March 1, 2011. On February 15, 2011, the MISO filed to amend its December 1, 2010 filing modifying the RSG Redesign rate, to change the effective date of the proposed modifications to April 1, 2011. FERC issued its order partially accepting the filings on March 31, 2011. On May 2, 2011, MISO submitted a request for rehearing or clarification of FERC’s March 31, 2011 order regarding the allocation of the cost of RSG. As a result, it is not possible to predict how these proceedings will ultimately impact IPL, but we do not believe they will have a material impact on our financial statements.

MISO Transmission Expansion Cost Sharing and FERC Order 1000

Beginning in 2007, MISO transmission owners including IPL began to share the costs of transmission expansion projects with other transmission owners after such projects were approved by the MISO board of directors. Upon approval by the MISO board of directors the transmission owners must make a good faith effort to build and/or pay for the projects. Costs allocated to IPL for the projects of other transmission owners are collected by the MISO per their tariff. See also Senate Bill 251 below under “Environmental Matters.”

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

The MISO’s approved tariff in part already complies with Order 1000. However, Order 1000 will result in changes to transmission expansion costs charged to us by the MISO. Such changes relate to public policy requirements for transmission expansion within the MISO footprint, such as to comply with renewable mandates of other states within the footprint. These charges are difficult to estimate, but are expected to be material to us within a few years; however, it is probable, but not certain, that these costs will be recoverable, subject to IURC approval. Through December 31, 2011, we have deferred as a regulatory asset $2.3 million of MISO transmission expansion costs.

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

The combination of existing and expected environmental regulations make it likely that we will temporarily or permanently retire several of our existing, primarily coal-fired, smaller and older generating units within the next several years. These units are not equipped with the advanced environmental control technologies needed to comply with existing and expected regulations, and collectively make up less than 15% of our net electricity generation over the past five years. We are continuing to evaluate available options for replacing this generation, which include modifying one or more of the units to use natural gas as the fuel source, building new units, purchasing existing units, joint ownership of generating units, purchasing electricity in the wholesale market, or some combination of these options. There is currently an excess of capacity in the MISO footprint. The net book value of the units being evaluated for retirement and/or refueling was approximately $97.4 million at December 31, 2011. Our decision on which replacement options to pursue will be impacted by our review of the EPA’s final Utility MACT rule, described in “Utility MACT” below, which was released in December 2011, as well as the ultimate timetable for implementation of the rule. We will seek and expect to recover our costs associated with replacing the retired units, but no assurance can be given as to whether the IURC would approve such a request.

From time to time we are subject to enforcement actions for claims of noncompliance with environmental laws and regulations. IPL cannot assure that it will be successful in defending against any claim of noncompliance. However, with the possible exception of the NOV from the EPA (see “New Source Review” below), we do not believe any currently open environmental investigations will result in fines material to our results of operations, financial condition, or cash flows.

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

Climate Change

One byproduct of burning coal and other fossil fuels is the emission of GHGs, including CO2. We face certain risks related to potential federal, state, regional and local GHG legislation or regulations, including risks related to increased capital expenditures or other compliance costs which could have a material adverse effect on our results of operations, financial condition or cash flows.

Climate Change - Legislation

Federal legislation passed the U.S. House of Representatives in 2009, that, if adopted, would have imposed a nationwide cap-and-trade program to reduce GHG emissions. This legislation was never signed into law, and is no longer under consideration. In the U.S. Senate, several different draft bills pertaining to GHG legislation have been considered, including comprehensive GHG legislation similar to the legislation that passed the U.S. House of Representatives and more limited legislation focusing only on the utility and electric generation industry. Although it is unlikely that any legislation pertaining to GHG emissions will be voted on and passed by the U.S. Senate and House of Representatives in 2012, it is uncertain if any such legislation will be voted on and passed by the U.S. Congress in subsequent years.

The possible impact of any existing or future federal GHG legislation or regulations or any regional or state proposal will depend on various factors, including but not limited to:

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
  The legislative and/or regulatory structure (e.g., a GHG cap-and-trade program, a carbon tax, GHG emission limits, etc.);
  In any cap-and-trade program, the mechanism used to determine the price of emission allowances or offsets to be auctioned by designated governmental authorities or representatives;
  The price of offsets and emission allowances in the secondary market, including any price floors or price caps on the costs of offsets and emission allowances;
  The operation of and emissions from regulated units;
  The permissibility of using offsets to meet reduction requirements and the requirements of such offsets (e.g., type of offset projects allowed, the amount of offsets that can be used for compliance purposes, any geographic limitations regarding the origin or location of creditable offset projects), as well as the methods required to determine whether the offsets have resulted in reductions in GHG emissions and that those reductions are permanent (i.e., the verification method);
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
  Whether legislation regulating GHG emissions will preclude the EPA from regulating GHG emissions under the CAA or preempt private nuisance suits or other litigation by third parties;
  Any opportunities to change the use of fuel at the generation facilities or opportunities to increase efficiency; and
  Our ability to recover any resulting costs from our consumers and the timing of such recovery.

In addition, in November 2007, six Midwestern state governors (including the governor of Indiana) and the premier of Manitoba, Canada signed the Midwestern Greenhouse Gas Reduction Accord committing the participating states and province to reduce GHG emissions through the implementation of a cap-and-trade program. Three states (including Indiana) and the province of Ontario, Canada have signed as observers. In April 2010, the related advisory group finalized a set of recommendations for the establishment of targets for emissions reductions in the region and for the design of a regional cap-and-trade program. These include a recommended reduction in GHG emissions of 20% below 2005 emission levels by 2025. The recommendations are from the advisory group only, and have not been endorsed or approved by individual governors, including the Governor of Indiana. Though the Midwestern Greenhouse Gas Reduction Accord has not been formally suspended, participating states are no longer pursuing it.

At this time, we cannot estimate the costs of compliance with existing or potential federal, state or regional GHG emissions reductions legislation or initiatives due in part to the fact that many of these proposals are in earlier stages of development and any final laws, if adopted, could vary drastically from current proposals. Any federal, state or regional legislation adopted in the U.S. that would require the reduction of GHG emissions could have a material adverse effect on our business and/or results of operations, financial condition and cash flows.

Climate Change - Regulation

In January 2011, the EPA began regulating GHG emissions from certain stationary sources under the so-called “Tailoring Rule.” The regulations are being implemented pursuant to two CAA programs: the Title V Operating Permit program and the program requiring a permit if undergoing certain new construction or major modifications, the PSD program.  Obligations relating to Title V permits include recordkeeping and monitoring requirements. GHG emissions are measured in tons of each particular GHG emitted and are adjusted to be equivalent to one ton of CO2 emissions. These units are referenced as CO2 equivalents (“CO2e”). PSD applies to a new source that will emit or have the potential to emit 100,000 tons per year of CO2e and to any existing major stationary source that undergoes a modification that causes a significant increase in GHG emissions (currently defined to be 75,000 tons per year or more of CO2e). Sources subject to PSD can be required to implement BACT. The EPA has issued guidance on what BACT entails for the control of GHG and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. The ultimate impact of such restrictions on our operations cannot be determined at this time, but the cost of compliance could be material. In December 2010, the Indiana Air Pollution Control Board adopted a final rule implementing the EPA’s Tailoring Rule in Indiana, and the rule was published in the Indiana Register in March 2011. The ultimate impact of the Tailoring Rule on our operations cannot be determined at this time, but the cost of compliance could be material.

In addition to the Tailoring Rule, in December 2010, the EPA announced that it had entered into a settlement agreement with various states and environmental groups that requires the EPA to promulgate New Source Performance Standards (“NSPS”) for GHG emissions from electric generating units (“EGUs”) and certain emissions units from refineries. Under the Settlement Agreements entered between the EPA and the States of New York, California, Connecticut, Delaware, Maine, New Mexico, Oregon, Rhode Island, Vermont, and Washington, the Commonwealth of Massachusetts, the District of Columbia, and the City of New York; Natural Resources Defense Council, Sierra Club, and Environmental Defense Fund, the EPA agreed to issue proposed NSPS regulations for new and existing EGUs. At this time, it is unclear what the substantive requirements of the GHG NSPS regulations will be and what the impact of these new standards will be on our business, but it could be material.

There is some uncertainty with respect to the EPA’s rules regulating GHG emissions. Currently, both the EPA’s December 2009 Endangerment Finding and the Tailoring Rule are subject to ongoing litigation which may result in the modification or vacation of the EPA’s actions. Further, since the Tailoring Rule will not require IPL to implement BACT until IPL constructs a new major source or makes a major modification of an existing major source, and since it is not clear when IPL’s next major modification or construction of a new major source will be, it is unclear when the Tailoring Rule BACT requirements will ultimately apply, if at all. In addition, Congress may take action that impacts EPA’s current regulations, including but not limited to enacting a law to vacate or minimize the regulatory impacts of the Tailoring Rule, or enacting a cap-and-trade law similar to that approved by the House of Representatives in 2009, which would preclude the EPA from regulating GHG under existing CAA regulatory programs, such as PSD or NSPS. In light of these uncertainties, we cannot predict the impact of the EPA’s current GHG regulations on our consolidated results of operations, cash flows, or financial condition, but it could be material.

New Source Review

In October 2009, IPL received an NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleges violations of the CAA at IPL’s three primarily coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the PSD and nonattainment New Source Review requirements under the CAA. Since receiving the letter, IPL management has met with the EPA staff regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard. IPL has recorded a contingent liability related to this matter.

Clean Air Interstate Rule and the Cross-State Air Pollution Rule

In March 2005 the EPA signed the federal Clean Air Interstate Rule (“CAIR”), which imposes restrictions against polluting the air of downwind states. At the time, CAIR established a two-phase regional “cap and trade” program for Sulfur Dioxides (“SO2”) and Nitrogen Oxides (“the program for NOx emissions”) emissions that requires the largest reduction in air pollution in more than a decade. CAIR covers 28 states, including Indiana, and the District of Columbia.

Phase I of CAIR for NOx became effective on January 1, 2009 and required reductions of NOx emissions by 1.7 million tons or 53% from 2003 levels, and required year-round compliance with the NOx emissions reduction requirements. Phase I of the program for SO2 emissions required reductions in SO2 emissions by 4.3 million tons, or 45% lower than 2003 levels beginning in 2010. We have thus far been able to comply with CAIR Phase I for NOx without any material additional capital expenditures. Installation of CCT at our Harding Street Unit 7 generating station completed in 2007 and the upgrades to existing CCT equipment at our Petersburg Unit 3 generating station completed in 2006, and at our Petersburg Unit 4 generating station completed in 2011, are enabling us to meet the requirements of CAIR Phase I for SO2.

On July 6, 2011, the EPA announced a new rule to replace CAIR that will require the further reduction of SO2 and NOx emissions from power plants in 27 states, including Indiana, that contribute to ozone and/or fine particle pollution in other states. This rule, which was formerly identified in proposed regulations as the “Clean Air Transport Rule” and is now known as the U.S. Cross-State Air Pollution Rule (“CSAPR”), requires initial compliance by January 1, 2012 for SO2 and annual NOx reductions, and May 1, 2012 for ozone season reductions. Once fully implemented in January 2014, the rule requires SO2 emission reductions of 73% and NOx reductions of 54% from 2005 levels. CSAPR was published in the Federal Register on August 8, 2011. On October 6, 2011, the EPA announced proposed revisions to CSAPR that would delay enforcement of certain restrictions until January 1, 2014. However, these revisions would not relieve our compliance obligations as of January 1, 2012. On December 30, 2011, the U.S. Court of Appeals for the District of Columbia issued an order staying implementation of the CSAPR pending resolution of legal challenges to the rule.  The Court further ordered that the CAIR remain in place while the CSAPR is stayed. Furthermore, on December 23, 2011, the EPA proposed a rule that would allow participation in the CSAPR to comply with source-specific Best Available Retrofit Technology for SO2 and/or NOx  emissions from power plants under the regional haze program.

We are still evaluating the impacts of this final rule; however, the impacts could be material. Currently, we plan to operate previously-installed pollution control equipment, use low-sulfur coal when cost-effective, and purchase allowances when and if it is necessary to comply with CSAPR. SO2 and NOx allowance prices are currently expected to be significantly higher for the next few years. Because SO2 allowances are not recoverable, our allowance expense could be material if we need to purchase them. We are unable to predict whether or not we will need to purchase allowances as this will be significantly impacted by energy demand, wholesale prices, generating unit reliability and whether or not we retire some of our older units. If CSAPR is reinstated, it could also have the effect of increasing our costs to produce electricity, which will have a negative impact on our wholesale sales volumes and margins.

Utility MACT

On December 16, 2011, the EPA announced a rule that is expected to go into effect 60 days after publication in the Federal Register. The Utility MACT was published in the Federal Register on February 16, 2012. IPL management is continuing to evaluate this new rule. Most of our coal-fired capacity has acid gas scrubbers or comparable control technologies, but as proposed there are other improvements to such control technologies that may be needed at some of our generators. Under the CAA, compliance is required within three years of the effective date of the rule (which is expected to be April 2015); however, the compliance period for a unit, or group of units, may be extended by state permitting authorities (for one additional year) or through a determination by the President (for up to two additional years). There is a provision in the CAA which allows a utility to seek an additional year from the state air permitting authority (IDEM is the state permitting authority for the state of Indiana). We expect to pursue this extension, but there is no guarantee that we will be successful. At this time, we cannot predict the extent of the final regulations for HAPS, but the cost of compliance with any such regulations could be material and could adversely affect our business, cash flows and results of operations.  We are currently reviewing the impact of the new Utility MACT rule and estimate additional expenditures related to this rule for environmental controls for our baseload generating units to be approximately $500 million to $900 million through approximately 2016. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard.

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

Ozone.  Over the past several years, the EPA has tightened the NAAQS for ground level ozone by lowering the standard for daily emissions of ozone from 0.080 parts per million to 0.075 parts per million. This standard was challenged by several environmental groups, industry groups and various states, all appeals having been consolidated in the D.C. Circuit Court of Appeals (see Mississippi v. EPA, No. 08-1200). Based on this ozone daily emission standard, it would be expected that several areas that are currently designated as in attainment for ozone may be redesignated as nonattainment, including areas where IPL’s Eagle Valley and Harding Street plants are located.

In September 2009, the EPA announced it would reconsider the 2008 Ozone NAAQS standard. In January 2010, the EPA proposed a rule that would significantly reduce both the primary and secondary NAAQS for ozone. The proposed rule would have established a primary standard at a level within the range of 0.060 to 0.070 parts per million (“ppm”) and a cumulative, seasonal secondary standard at a level within the range of 7 to 15 ppm-hours. In September 2011, the President withdrew the EPA’s proposed rule to alter the 2008 Ozone NAAQS. One of the reasons used by the President in his decision to withdraw the standard was that the CAA required reconsideration of NAAQS every five years, and the Ozone NAAQS will be reconsidered as required by the CAA in 2013. As a result, states are expected to begin implementing the 0.075 parts per million daily ambient ozone standard.

In addition to possible promulgation of new ozone standards, in December 2010, the EPA published a proposed rule that would rescind its earlier interpretation of reasonable further progress (“RFP”) requirements for the 1997 eight-hour Ozone NAAQS. It is not clear whether this rule was impacted by the President’s decision to withdraw the Ozone NAAQS. If the rule is finalized, states that relied on emissions reductions from sources outside of a nonattainment area to meet RFP requirements would have to submit new RFP demonstrations. This rulemaking could impact several states’ attainment determinations. If Indiana determines that certain areas are in “nonattainment” of the NAAQS, Indiana would be required to develop a plan to reach “attainment” status, which may include requiring our generating facilities to accept limits to reduce our emissions.

Fine Particulate Matter.  In 2005, several areas in the state of Indiana were designated as nonattainment for fine particulate matter for the 1997 daily and annual standards, which include the areas where our Eagle Valley, Petersburg, and Harding Street plants are located. In 2006, the EPA lowered the daily standard fine for particulate matter from 65 micrograms per cubic meter to 35 micrograms per cubic meter. With respect to the daily standard, in October 2009, the EPA announced plans to designate areas as nonattainment based on new data, and all areas where our plants are located, despite the more stringent standard, will be in attainment according to the EPA.

With respect to the annual standard, in 2009 the D.C. Circuit Court of Appeals rejected the EPA’s 2006 annual fine particulate NAAQS. The court remanded the annual fine particulate matter standard to the EPA for further justification or, if appropriate, modification because the court found that the EPA failed to explain adequately why the annual fine particulate matter standard was sufficient to protect public health. There is no deadline for the EPA to complete its review, and the 2006 NAAQS remains effective until the EPA makes appropriate changes to conform with the court’s rulings. Our plants continue to be in nonattainment areas under the annual fine particulate matter standard. The impact of any new standards cannot be accurately predicted at this time, but could be material.

Nitrogen Oxides and Sulfur Dioxides.  On April 12, 2010 a one-hour primary NAAQS became effective for NOx. Additionally, on August 23, 2010 a new one-hour SO2 primary NAAQS became effective. The final rule implementing the one-hour SO2 NAAQS also requires an increased amount of ambient SO2 monitoring sites. The EPA is considering one-hour secondary NAAQS for NOx and SO2, and plans to promulgate these secondary standards together in a separate rulemaking.

Based on these current and potential ambient standards, the state of Indiana will be required to determine whether certain areas within the state meet the NAAQS. If certain areas are determined to be in “nonattainment,” the state of Indiana would be required to modify its State Implementation Plan to detail how the state will regain its attainment status. As part of this process, it is possible that the IDEM or the EPA may require reductions of emissions from our generating stations to reach attainment status. For fine particulate matter, the IDEM has drafted plans to reach attainment status, and those plans are pending approval by the EPA. The IDEM’s current draft plan for fine particulate matter does not require our plants to install additional controls. However, it remains possible that the IDEM or the EPA may require further efforts by our generating stations to reach attainment status for fine particulate. It is expected that the state will make its attainment demonstrations for NO2, and SO2 within the next three years. At this time, we cannot predict what the impact will be to IPL with respect to these new ambient standards, but it could be material.

Waste Management and Coal Combustion Byproducts

In the course of operations, our facilities generate solid and liquid waste materials requiring eventual disposal or processing. Waste materials generated at our electric power and distribution facilities include coal combustion byproducts (“CCB”), oil, scrap metal, rubbish, small quantities of industrial hazardous wastes such as spent solvents, tree and land clearing wastes and polychlorinated biphenyl contaminated liquids and solids. We endeavor to ensure that all our solid and liquid wastes are disposed of in accordance with applicable national, regional, state and local regulations. With the exception of CCB, waste materials are not usually physically disposed of on our property, but are shipped off site for final disposal, treatment or recycling. A small amount of CCB, which consists of bottom ash, fly ash and air pollution control wastes, is disposed of at our Petersburg coal-fired power generation plant using engineered, permitted landfills; however, approximately half of our CCB are beneficially used off-site as a raw material for production of wallboard, concrete or cement and as a construction material in structural fills and approximately half is disposed of off-site.

On June 21, 2010, the EPA published in the Federal Register a proposed rule that establishes regulation of coal combustion residues under the Resource Conservation and Recovery Act (“RCRA”). The proposed rule consists of two options to which coal combustion residues would be regulated. Each option would allow for the continued beneficial use of CCBs. The first option would subject CCBs to regulation as special waste under Subtitle C of RCRA. The second option would regulate CCBs as non-hazardous solid waste under Subtitle D of RCRA and impose national criteria applicable to CCBs disposed of in landfills and surface impoundments. The public comment period for this proposed regulation expired on November 19, 2010. The EPA will consider any public comments prior to promulgating a final rule. The EPA is expected to issue its final rule on CCBs in 2012. In October 2011, the House of Representatives passed the Coal Residuals Reuse & Management Act (H.R. 2273), which would block the EPA from regulating coal ash as a hazardous substance. The companion bill has not been voted on in the Senate, and it is unclear if it will become law. The exact impact and compliance cost associated with future regulation of coal combustion residues cannot be established until such regulations are finalized, but our business, financial condition or results of operations could be materially and adversely affected by such regulations.

Wastewater Effluent

Some water used in our operations is discharged as wastewater effluent.  This wastewater may contain heavy metals and other polluting substances.  The EPA has stated it plans to propose revisions to the rules governing pollutants in wastewater effluent from coal-fired power plants by July 2012 with final action on the proposed rules expected to occur by January 2014.  Although the impact of any new regulations cannot be determined at this time, more stringent regulations could have a material impact on our business, financial condition and results of operations.

Cooling Water Intake Regulations

We use water as a coolant at our generating facilities. Under the federal Clean Water Act (“CWA”), cooling water intake structures are required to reflect the Best Technology Available (“BTA”) for minimizing adverse environmental impact. In March 2011, the EPA announced its proposal for standards to protect fish and other aquatic organisms drawn into cooling water systems at large power plants and other industrial facilities. The proposal was published in the Federal Register in April 2011. The proposal, based on Section 316(b) of the CWA establishes BTA requirements regarding impingement mortality for all existing facilities that withdraw water from a source water body above a minimum volume and utilize at least 25% of the withdrawn water for cooling purposes. IPL believes in order to meet these BTA requirements, all cooling water intake structures associated with once through cooling processes will need to modify the existing traveling screens and add a fish return and handling system for each cooling system. The proposal would also require owners of facilities that withdraw very large amounts of water to perform comprehensive site-specific studies during the permitting process and/or may require closed-cycle cooling systems (closed-cycle cooling towers), or other technology. The proposal also establishes a public process, with opportunity for public input, by which the appropriate technology to reduce entrainment mortality would be implemented at each facility after considering site-specific factors. Under a consent decree filed in the U.S. District Court for the Southern District of New York, the EPA is required to issue a final rule by July 27, 2012. It is not possible to predict the total impacts of the final rule at this time, but if additional capital expenditures are necessary, they could be material. We would seek recovery of these capital expenditures; however, there is no guarantee we would be successful in that regard.

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

Senate Bill 251

In May 2011, Senate Bill 251 became a law in the State of Indiana. Senate Bill 251 is a comprehensive bill which, among other things, provides Indiana utilities with a means for recovering 80% of costs incurred to comply with federal mandates through a periodic retail rate adjustment mechanism. This includes costs to comply with regulations from the EPA, FERC, NERC, Department of Energy, etc., including capital intensive requirements and/or proposals described herein, such as cooling water intake regulations, waste management and coal combustion byproducts, wastewater effluent, MISO transmission expansion costs and polychlorinated biphenyls. It does not change existing legislation that allows for 100% recovery of clean coal technology designed to reduce air pollutants (Senate Bill 29).

Some of the most important features of Senate Bill 251 to IPL are as follows. Any energy utility in Indiana seeking to recover federally mandated costs incurred in connection with a compliance project shall apply to the IURC for a certificate of public convenience and necessity (“CPCN”) for the compliance project. Senate Bill 251 sets forth certain factors that the IURC must consider in determining whether to grant a CPCN. It further specifies that if the IURC approves a proposed compliance project and the projected federally mandated costs associated with the project, the following apply: (i) 80% of the approved costs shall be recovered by the energy utility through a periodic retail rate adjustment mechanism, (ii) 20% of the approved costs shall be deferred and recovered by the energy utility as part of the next general rate case filed by the energy utility with the IURC, and (iii) actual costs exceeding the projected federally mandated costs of the approved compliance project by more than 25% shall require specific justification and approval before being authorized in the energy utility’s next general rate case. Senate Bill 251 also requires the IURC to adopt rules to establish a voluntary clean energy portfolio standard program. Such program will provide incentives to participating electricity suppliers to obtain specified percentages of electricity from clean energy sources in accordance with clean portfolio standard goals, including requiring at least 50% of the clean energy to originate from Indiana suppliers. The goals can also be met by purchasing clean energy credits.

Summary

Environmental laws and regulations presently require us to incur material capital expenditures and operating costs. Our capital expenditures relating to environmental matters were approximately $62 million in 2011, substantially all of which are related to CCT projects. We are currently reviewing the impact of the new Utility MACT rule and estimate additional capital expenditures related to this rule for environmental controls for our baseload generating units to be approximately $500 million to $900 million through approximately 2016. This estimate is for Utility MACT expenditures only and could be impacted by the outcome of the EPA’s NOV and various other pending legislation and regulations described previously in this section. In addition, environmental laws are complex, change frequently and have tended to become more stringent over time. As a result, our operating expenses and continuing capital expenditures associated with environmental matters may increase. More stringent standards may also limit our operating flexibility and have a negative impact on our wholesale volumes and margins. However, depending upon the level and timing of recovery allowed by the IURC, these costs could materially and adversely affect our results of operations, financial condition, and cash flows. We may seek recovery of any operating or capital expenditures; however, there can be no assurances that we would be successful in that regard. Please see “Regulatory Matters - Environmental Compliance Cost Recovery Adjustment” for a discussion of CCT filings.

Risk Management

Please see “Item 7A. Quantitative and Qualitative Disclosure about Market Risk” of this Form 10-K for a discussion of market risk and management’s risk management.

CRITICAL ACCOUNTING POLICIES

General

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the U.S. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period presented. Therefore, the possibility exists for materially different reported amounts under different conditions or assumptions. Significant accounting policies used in the preparation of the consolidated financial statements in Item 8 of this Form 10-K are described in Note 2, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K. This section addresses only those accounting policies involving amounts material to our financial statements that require the most estimation, judgment or assumptions and should be read in conjunction with Note 2, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Regulation

As a regulated utility, we apply the provisions of ASC 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of the IURC and the FERC. In accordance with ASC 980, we have recognized as regulatory assets, deferred costs totaling $493.4 million as of December 31, 2011 that have been included as allowable costs for ratemaking purposes, as authorized by the IURC or established regulatory practices. Specific regulatory assets are disclosed in Note 7, “Regulatory Assets and Liabilities” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K. The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific orders from the IURC, regulatory precedent and the current regulatory environment. To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period earnings. Our regulatory assets have been created pursuant to a specific order of the IURC or established regulatory practices, such as other utilities under the jurisdiction of the IURC being granted recovery of similar costs. It is probable, but not certain, that these regulatory assets will be recoverable, subject to IURC approval.

Revenue Recognition

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, we estimate line losses on a monthly basis. The effect on 2011 revenues and ending unbilled revenues of a one percentage point increase and decrease in the estimated line losses for the month of December 2011 is ($0.4 million) and $0.4 million, respectively. At December 31, 2011 and 2010, customer accounts receivable include unbilled energy revenues of $44.1 million and $57.4 million, respectively, on a base of annual revenue of $1.2 billion and  $1.1 billion in 2011 and 2010, respectively.

Pension Costs

We contributed $37.3 million, $28.7 million, and $20.1 million to the Pension Plans in 2011, 2010, and 2009, respectively.

Approximately 85% of IPL’s active employees are covered by the Defined Benefit Pension Plan as well as the Employees’ Thrift Plan of Indianapolis Power & Light Company (“Thrift Plan”). The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 15% of active employees are covered by the AES Retirement Savings Plan (“RSP”). The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while International Brotherhood of Electrical Workers physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. Beginning in 2007, International Brotherhood of Electrical Workers clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan. This lump sum is in addition to IPL’s matching of participant contributions up to 5% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee’s pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Reported expenses relevant to the Defined Benefit Pension Plan are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience, including the performance of plan assets and actual benefits paid out in future years. Pension costs associated with the Defined Benefit Pension Plan are impacted by the level of contributions made to the plan, earnings on plan assets and employee demographics, including age, job responsibilities and employment periods. Changes made to the provisions of the Defined Benefit Pension Plan may impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the corporate bond discount rates used in determining the projected benefit obligation and pension costs.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified supplemental pension plan. The total number of participants in the plan as of December 31, 2011 was 26. The plan is closed to new participants.

From a Financial Accounting Standards Board financial statement perspective, IPL’s total underfunded pension liability was approximately $252.9 million as of December 31, 2011 of which the Defined Benefit Pension Plan liability and the Supplemental Retirement Plan of Indianapolis Power & Light Company (“Supplemental Retirement Plan”) liability represented $252.0 million and $0.9 million, respectively.

Pension plan assets consist of investments in equities (domestic and international), fixed income securities, alternative investments (hedge funds), and cash. Differences between actual portfolio returns and expected returns may result in increased or decreased pension costs in future periods. Pension costs are determined as of the plan’s measurement date of December 31, 2011. Pension costs are determined for the following year based on the market value of pension plan assets, expected level of employer contributions, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets.

For 2011, pension expense was determined using an assumed long-term rate of return on plan assets of 7.75%. As of the December 31, 2011 measurement date, IPL decreased the discount rate from 5.38% to 4.56% for the Defined Benefit Pension Plan and decreased the discount rate from 5.09% to 4.37% for the Supplemental Retirement Plan. The discount rate assumption affects the pension expense determined for 2012. In addition, IPL decreased the expected long-term rate of return on plan assets from 7.75% to 7.50% effective January 1, 2012. The expected long-term rate of return assumption affects the pension expense determined for 2012. The effect on 2012 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($1.4 million) and $1.4 million, respectively. The effect on 2012 total pension expense of a 100 basis point increase and decrease in the expected long-term rate of return on plan assets is ($4.3 million) and $4.3 million, respectively.

During the year 2011, our Pension Plans incurred a net actuarial loss of $88.4 million. The net actuarial loss is comprised of two parts (net): (1) $25.8 million of pension asset actuarial loss is primarily due to the lower than expected return on assets, and (2) $62.6 million of pension liability actuarial loss is primarily due to a decrease in the discount rate that is used to value pension liabilities.

In determining the discount rate to use for valuing liabilities we use the market yield curve on high quality fixed income investments as of December 31, 2011. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

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

Impairment of Long-lived Assets

Generally accepted accounting principles in the U.S. require that we measure long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our utility plant assets was $2.4 billion as of December 31, 2011 and 2010, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets, such as CCT projects; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

Fair Value Measurements

ASC 820 defined and established a framework for measuring fair value and expanded disclosures about fair value measurements for financial assets and liabilities that are adjusted to fair value on a recurring basis and/or financial assets and liabilities that are measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the period. IPALCO had one financial asset measured at fair value on a nonrecurring basis, which has been adjusted to fair value during the periods covered by this report due to impairment losses. In 2011 and 2010, we recorded impairments on this nonutility investment of $1.6 million and $1.2 million, respectively, as the investment was deemed to be other than temporarily impaired. In making this determination, we considered, among other things, the amount and length of time of impairment of the individual investments held by the fund as well as the future outlook of such investments. Because the investment is not publicly traded and therefore does not have a quoted market price, the impairment loss was based on our best available estimate of the fair value of the investment, which included primarily unobservable estimates. The recorded value for this asset was $1.9 million at December 31, 2011.

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

As of December 31, 2011 and 2010, all (excluding pension assets) of our financial assets or liabilities measured at fair value on a recurring basis were categorized as Level 3 because the values were based primarily on unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability. For a complete discussion of the impact of recognizing pension assets at fair value, please see Note 12, “Pension and Other Postretirement Benefits,” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

The following table presents those financial assets and liabilities:

	Fair Value Measurements using Level 3 at:
	December 31, 2011	December 31, 2010
	(In Thousands)
Financial assets:
Investments in debt securities	$-	$41,669
Financial transmission rights	2,779	2,158
Total financial assets measured at fair value	$2,779	$43,827

Financial liabilities:
Interest rate swap	$-	$9,426
Other derivative liability	181	193
Total financial liabilities measured at fair value	$181	$9,619

During 2011, the investments in debt securities were redeemed and the interest rate swap was terminated (please see Note 10, “Indebtedness” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K). Changes in fair value of the above items did not have a material impact on the financial statements for the periods covered by this report. Changes in fair value for the interest rate swap or financial transmission rights are recorded with an offsetting adjustment to a regulatory asset or regulatory liability and therefore do not impact our earnings. Changes in the fair value of the investments in debt securities were adjusted through other comprehensive income. While we believe that the recorded value of our financial instruments approximates fair value, because the fair values are based primarily from unobservable inputs, it is likely that the actual amount we would receive if we were to sell the assets and/or the amount we would have to pay to transfer these liabilities is different from their book values.

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

Contingencies

We accrue for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations, and are involved in certain legal proceedings. If our actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition, and cash flows; although that has not been the case during the periods covered by this report. Please see Note 13, “Commitments and Contingencies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for information about significant contingencies involving us. As of December 31, 2011 and 2010, total loss contingencies accrued were $4.2 million and $2.3 million, respectively, which were included in Other Current Liabilities on the accompanying Consolidated Balance Sheets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Overview

The primary market risks to which we are exposed are those associated with fluctuations in interest rates and the prices of fuel, wholesale power, SO2 allowances and certain raw materials, including steel, copper and other commodities. We sometimes use financial instruments and other contracts to hedge against such fluctuations, including, on a limited basis, financial and commodity derivatives. We generally do not enter into derivative instruments for trading or speculative purposes.

Interest Rate Risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt, interest rate derivative instruments and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, IPL’s credit facility bears interest at variable rates based either on the Prime interest rate or on the London InterBank Offer Rate. Fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily the London InterBank Offer Rate. At December 31, 2011, we had approximately $1,765 million principal amount fixed rate debt and $64 million principal amount variable rate debt outstanding.

The variable rate debt included (i) $14 million outstanding on our credit facility and (ii) $50 million under the accounts receivable securitization facility. Based on amounts outstanding as of December 31, 2011, a 25 basis point increase in the applicable rates on our variable-rate debt would have the effect of increasing our annual interest expense and cash paid for interest by $0.2 million. Conversely, a 25 basis point decrease in the applicable rates would have the effect of decreasing our annual interest expense and cash paid for interest by $0.2 million.

Please see Note 3, “Investment in Long-Term Debt Securities” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for information regarding the 1995B Bonds.

The following table shows our consolidated indebtedness (in millions) by maturity as of December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
	(In Millions)
Fixed-rate debt	$-	$110.0	$-	$-	$531.9	$1,123.4	$1,765.3	$1,944.9
Variable-rate debt	64.0	-	-	-	-	-	64.0	64.0
Total Indebtedness	$64.0	$110.0	$-	$-	$531.9	$1,123.4	$1,829.3	$2,008.9

Weighted Average Interest Rates by Maturity	1.82%	6.30%	N/A	N/A	6.67%	5.33%	5.65%

For further discussion of our fair value of our indebtedness and book value of our indebtedness please see Note 6, “Fair Value Measurements” and Note 10, “Indebtedness” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Credit Market Risk

In the recent past there has been volatility and a downturn in the credit market in the U.S. This situation has impacted volatility and returns in many areas of the economy. Based on our relatively small percentage of unhedged variable rate debt in our capital structure, our interest rate exposure to the credit market crisis was and continues to be limited and has not been material. See “Interest Rate Risk” above.

Equity Market Risk

Our Pension Plans are impacted significantly by the economy as a result of the Pension Plans being heavily invested in common equity securities. The performance of the Pension Plans’ investments in such common equity securities and other instruments impacts our earnings as well as our funding liability. Our Pension Plans investments’ realized material losses in the recession that began in 2008 followed by partial recoveries in 2009, 2010 and 2011. However, the investment gains in 2011 were less than the expected return on assets resulting in a $25.8 million actuarial loss that will be recognized in expense over the next eleven years, which is the average remaining working lifetime of plan participants. Please see Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for additional Pension Plan information.

Inflation

During 2009 the recession had the effect of halting the rapid inflation on certain raw materials, including steel, copper and other commodities that we experienced over the previous few years to the point where some costs have even declined. Inflation on raw materials remained low in 2010 and 2011. These and other raw materials serve as inputs to many operating and maintenance processes fundamental to the electric utility industry. Lower prices reduce our operating and maintenance costs and improve our liquidity. The primary area in which inflation has continued to increase at a steep rate is in the cost of healthcare provided to our employees. This has negatively impacted our results of operations, financial condition, and cash flows in recent years.

Fuel

We have limited exposure to commodity price risk for the purchase of coal, the primary fuel used by us for the production of electricity. We manage this risk by providing for all of our current projected burn through 2012 and approximately 85% of our current projected burn for the three year period ending December 31, 2014, under long-term contracts. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. Coal purchases contracted for in 2012 are at prices that are approximately 5% higher than our weighted average price in 2011. Our exposure to fluctuations in the price of coal is limited because pursuant to Indiana law, we may apply to the IURC for a change in our fuel charge every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. We must present evidence in each FAC proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

Power Purchased

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

Wholesale Sales

We engage in wholesale power marketing activities that primarily involve the offering of utility-owned or contracted generation into the MISO day ahead and real time markets. Our ability to compete effectively in the wholesale market is dependent on a variety of factors, including our generating availability, the supply of wholesale power, the demand by load serving entities, and the formation of IPL’s offers into the market. Our wholesale revenues are generated primarily from sales directly to the MISO energy market. The average price per MWh we sold wholesale was $30.45, $31.62 and $26.62 in 2011, 2010 and 2009, respectively. During the past five years, wholesale revenues represented 5.1% of our total electric revenues on average. A decline in wholesale prices can have a significant impact on earnings because most of our nonfuel costs are fixed in the short term and lower wholesale prices also can result in lower wholesale volumes sold.

Counterparty Credit Risk

At times, we may utilize forward purchase contracts to manage the risk associated with power purchases, and could be exposed to counterparty credit risk in these contracts. We manage this exposure to counterparty credit risk by entering into contracts with companies that are expected to fully perform under the terms of the contract. Individual credit limits are implemented for each counterparty to further mitigate credit risk. We may also require a counterparty to provide collateral in the event certain financial benchmarks are not maintained, or certain credit ratings are not maintained.

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

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, common shareholder’s deficit, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPALCO Enterprises, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 24, 2012

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in the Financial Statements and Supplementary Data:

1995B Bonds	$40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project
2011 IPALCO Notes	$375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011
2016 IPALCO Notes	$400 million of 7.25% Senior Secured Notes due April 1, 2016
2018 IPALCO Notes	$400 million of 5.00% Senior Secured Notes due May 1, 2018
AES	The AES Corporation
ARO	Asset Retirement Obligations
ASC	Financial Accounting Standards Board Accounting Standards Codification
CCT	Clean Coal Technology
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Charges
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the United States
IBEW	International Brotherhood of Electrical Workers
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IPL Funding	IPL Funding Corporation
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
Mid-America	Mid-America Capital Resources, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
NOV	Notice of Violation
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
Purchasers	Royal Bank of Scotland plc and Windmill Funding Corporation
Receivables Sale Agreement	Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009, among IPL, IPL Funding Corporation, as the Seller, Indianapolis Power & Light Company, as the collection Agent, Royal Bank of Scotland plc, as the Agent, the Liquidity Providers and Windmill Funding Corporation
RSG	Revenue Sufficiency Guarantee
RSP	The AES Retirement Savings Plan
SFAS	Statement of Financial Accounting Standards
Supplemental Retirement Plan	Supplemental Retirement Plan of Indianapolis Power & Light Company
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2011, 2010 and 2009
(In Thousands)

	2011	2010	2009

UTILITY OPERATING REVENUES	$1,171,924	$1,144,903	$1,068,081

UTILITY OPERATING EXPENSES:
Operation:
Fuel	334,385	322,541	276,422
Other operating expenses	203,286	196,166	200,890
Power purchased	90,159	55,456	46,646
Maintenance	119,152	118,883	102,332
Depreciation and amortization	167,245	164,102	162,167
Taxes other than income taxes	42,435	39,378	35,732
Income taxes - net	62,609	75,939	73,935
Total utility operating expenses	1,019,271	972,465	898,124
UTILITY OPERATING INCOME	152,653	172,438	169,957

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	3,950	3,990	2,024
Loss on early extinguishment of debt	(15,422)	-	-
Miscellaneous income and (deductions) - net	6,963	(3,311)	(3,785)
Income tax benefit applicable to nonoperating income	25,476	25,410	26,103
Total other income and (deductions) - net	20,967	26,089	24,342

INTEREST AND OTHER CHARGES:
Interest on long-term debt	109,233	114,707	116,970
Other interest	1,786	2,136	1,391
Allowance for borrowed funds used during construction	(2,674)	(2,437)	(1,608)
Amortization of redemption premiums and expense on debt	4,700	4,174	3,778
Total interest and other charges-net	113,045	118,580	120,531
NET INCOME	60,575	79,947	73,768
LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	3,213	3,213	3,213
NET INCOME APPLICABLE TO COMMON STOCK	$57,362	$76,734	$70,555

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)

	December 31, 2011	December 31, 2010
ASSETS
UTILITY PLANT:
Utility plant in service	$4,313,015	$4,096,883
Less accumulated depreciation	1,940,633	1,878,747
Utility plant in service - net	2,372,382	2,218,136
Construction work in progress	52,429	129,634
Spare parts inventory	15,534	12,737
Property held for future use	1,002	1,002
Utility plant - net	2,441,347	2,361,509

OTHER ASSETS:
Investment in long-term debt securities	-	41,669
Nonutility property - at cost, less accumulated depreciation	539	688
Other investments	5,029	6,419
Other assets - net	5,568	48,776

CURRENT ASSETS:
Cash and cash equivalents	27,283	31,796
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $2,081 and $2,218, respectively)	136,007	140,538
Fuel - at average cost	52,694	37,369
Materials and supplies - at average cost	54,137	51,524
Deferred tax asset - current	12,352	11,313
Regulatory assets	7,424	-
Prepayments and other current assets	16,838	18,366
Total current assets	306,735	290,906

DEFERRED DEBITS:
Regulatory assets	485,932	416,749
Miscellaneous	32,070	20,040
Total deferred debits	518,002	436,789
TOTAL	$3,271,652	$3,137,980

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Pain in Capital	11,367	10,811
Accumulated deficit	(17,213)	(15,344)
Accumulated other comprehensive loss	-	(197)
Total common shareholder’s deficit	(5,846)	(4,730)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt (Note 10)	1,760,316	1,332,353
Total capitalization	1,814,254	1,387,407

CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 10)	64,000	425,000
Accounts payable	81,206	83,351
Accrued expenses	24,138	23,016
Accrued real estate and personal property taxes	17,460	16,812
Regulatory liabilities	9,263	8,862
Accrued income taxes	2,864	-
Accrued interest	31,008	31,180
Customer deposits	23,142	20,772
Other current liabilities	11,372	10,286
Total current liabilities	264,453	619,279

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	550,432	516,992
Accumulated deferred income taxes - net	351,161	373,244
Non-current income tax liability	5,354	4,757
Unamortized investment tax credit	9,761	11,433
Accrued pension and other postretirement benefits	258,171	199,288
Miscellaneous	18,066	25,580
Total deferred credits and other long-term liabilities	1,192,945	1,131,294

COMMITMENTS AND CONTINGENCIES (Note 13)
TOTAL	$3,271,652	$3,137,980

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009
(In Thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATIONS:
Net income	$60,575	$79,947	$73,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,421	163,337	159,706
Amortization of regulatory assets	2,529	6,777	7,726
Deferred income taxes and investment tax credit adjustments - net	(8,889)	(5,759)	(22,394)
Loss on early extinguishment of debt	15,422	-	-
Termination of interest rate swap	(12,572)	-	-
Allowance for equity funds used during construction	(3,772)	(3,795)	(1,807)
Gain on sale of nonutility property	(13,320)	-	-
Change in certain assets and liabilities:
Accounts receivable	4,531	(13,389)	219
Fuel, materials and supplies	(17,938)	(764)	(9,093)
Income taxes receivable or payable	8,272	(5,443)	(2,007)
Financial transmission rights	(621)	(1,214)	4,353
Accounts payable and accrued expenses	2,514	19,698	570
Accrued real estate and personal property taxes	648	(6,819)	(3,180)
Accrued interest	1,777	354	2,658
Pension and other postretirement benefit expenses	58,883	13,473	(48,855)
Short-term and long-term regulatory assets and liabilities	(91,761)	(32,484)	75,241
Other - net	7,385	6,612	4,794
Net cash provided by operating activities	183,084	220,531	241,699

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(209,851)	(163,652)	(115,363)
Purchase of investments	-	-	(40,300)
Proceeds from sales and maturities of short-term investments	2,000	-	40,436
Proceeds from sales of assets	13,467	-	-
Grants under the American Recovery and Reinvestment Act of 2009	7,919	5,130	-
Other	(18,854)	(9,690)	(6,078)
Net cash used in investing activities	(205,319)	(168,212)	(121,305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	138,000	9,508	97,700
Short-term debt repayments	(124,000)	(40,000)	(150,391)
Long-term borrowings, net of discount	634,581	40,000	171,850
Retirement of long-term debt and early tender premium	(559,145)	-	(131,850)
Dividends on common stock	(59,231)	(73,200)	(70,900)
Preferred dividends of subsidiary	(3,213)	(3,213)	(3,213)
Deferred financing costs paid	(8,633)	(1,306)	(1,517)
Other	(637)	(334)	(560)
Net cash provided by (used in) financing activities	17,722	(68,545)	(88,881)
Net change in cash and cash equivalents	(4,513)	(16,226)	31,513
Cash and cash equivalents at beginning of period	31,796	48,022	16,509
Cash and cash equivalents at end of period	$27,283	$31,796	$48,022

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$108,488	$113,458	$115,297
Income taxes	$37,750	$61,650	$72,000

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Common Shareholder’s Deficit
and Noncontrolling Interest
(In Thousands)

	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Common Shareholder's Deficit	Cumulative Preferred Stock of Subsidiary
2009
Beginning Balance	$8,624	$(18,533)	$-	$(9,909)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		70,555		70,555
Total Comprehensive Income attributable to common stock				70,555

Distributions to AES		(70,900)		(70,900)
Contributions from AES	1,196			1,196
Balance at December 31, 2009	$9,820	$(18,878)	$-	$(9,058)	$59,784
2010
Comprehensive Income attributable to common stock:
Net income applicable to common stock		76,734		76,734
Unrealized loss on available for sale investment (net of income tax benefit of $134)			(197)	(197)
Total Comprehensive Income attributable to common stock				76,537

Distributions to AES		(73,200)		(73,200)
Contributions from AES	991			991
Balance at December 31, 2010	$10,811	$(15,344)	$(197)	$(4,730)	$59,784
2011
Comprehensive Income attributable to common stock:
Net income applicable to common stock		57,362		57,362
Gain on sale of available for sale investment (net of income tax expense of $134)			197	197
Total Comprehensive Income attributable to common stock				57,559

Distributions to AES		(59,231)		(59,231)
Contributions from AES	556			556
Balance at December 31, 2011	$11,367	$(17,213)	$-	$(5,846)	$59,784
See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

1. ORGANIZATION

IPALCO Enterprises, Inc. (“IPALCO”) is a holding company incorporated under the laws of the state of Indiana. IPALCO is a wholly-owned subsidiary of The AES Corporation (“AES”), acquired by AES in March 2001. IPALCO owns all of the outstanding common stock of its subsidiaries. Substantially all of IPALCO’s business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, Indianapolis Power & Light Company (“IPL”). IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two combustion turbines at a separate site that are all used for generating electricity. IPL’s net electric generation capacity for winter is 3,492 megawatts and net summer capacity is 3,353 megawatts.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

IPALCO’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of IPALCO, its regulated utility subsidiary, IPL, and its unregulated subsidiary, Mid-America. All intercompany items have been eliminated in consolidation. Certain costs for shared resources amongst IPL and IPALCO, such as labor and benefits, are allocated to each entity based on allocation methodologies that management believes to be reasonable. We have evaluated subsequent events through the date this report is issued.

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

Revenues and Accounts Receivable

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, IPL uses complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, IPL estimates line losses on a monthly basis. At December 31, 2011 and 2010, customer accounts receivable include unbilled energy revenues of $44.1 million and $57.4 million, respectively, on a base of annual revenue of $1.2 billion and $1.1 billion in 2011 and 2010, respectively. Our provision for doubtful accounts included in Other operating expenses on the accompanying Consolidated Statements of Income was $3.7 million, $4.0 million and $4.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

IPL’s basic rates include a provision for fuel costs as established in IPL’s most recent rate proceeding, which last adjusted IPL’s rates in 1996. IPL is permitted to recover actual costs of purchased power and fuel consumed, subject to certain restrictions. This is accomplished through quarterly Fuel Adjustment Charges (“FAC”) proceedings, in which IPL estimates the amount of fuel and purchased power costs in future periods. Through these proceedings, IPL is also permitted to recover, in future rates, underestimated fuel and purchased power costs from prior periods, subject to certain restrictions, and therefore the over or underestimated costs are deferred or accrued and amortized into fuel expense in the same period that IPL’s rates are adjusted.

In addition, we are one of many transmission owners of the Midwest Independent Transmission System Operator, Inc. (“MISO”), a regional transmission organization which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. In the MISO market, IPL offers its generation and bids its demand into the market on an hourly basis. The MISO settles these hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation, and demand throughout the MISO region. The MISO evaluates the market participants’ energy offers and demand bids to economically and reliably dispatch the entire MISO system. IPL accounts for these hourly offers and bids, on a net basis, in UTILITY OPERATING REVENUES when in a net selling position and in UTILITY OPERATING EXPENSES - Power Purchased when in a net purchasing position.

Contingencies

IPALCO accrues for loss contingencies when the amount of the loss is probable and estimable. IPL is subject to various environmental regulations, and is involved in certain legal proceedings. If IPL’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition, and cash flows; although that has not been the case during the periods covered by this report. As of December 31, 2011 and 2010, total loss contingencies accrued were $4.2 million and $2.3 million, respectively, which were included in Other Current Liabilities on the accompanying Consolidated Balance Sheets.

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

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 8.6%, 8.8%, and 8.8% during 2011, 2010, and 2009, respectively.

Utility Plant and Depreciation

Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.9%, 4.0%, and 4.0% during 2011, 2010 and 2009, respectively. Depreciation expense was $166.3 million, $160.5 million, and $156.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Derivatives

We have only limited involvement with derivative financial instruments and do not use them for trading purposes. IPALCO accounts for its derivatives in accordance with ASC 815 “Derivatives and Hedging.” IPL had one interest rate swap agreement, which was terminated in November 2011. IPL entered into this agreement as a means of managing the interest rate exposure on a $40 million unsecured variable-rate debt instrument. The interest settlement amounts from the swap agreement prior to its termination were reported in the financial statements as a component of interest expense.

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

Income Taxes

IPALCO includes any applicable interest and penalties related to income tax deficiencies or overpayments in the provision for income taxes in its Consolidated Statements of Income. The income tax provision includes gross interest income/(expense) of $0.0 million, $0.7 million and ($0.1 million) for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Fair Value Measurement (Topic 820)

In May 2011, the FASB issued Accounting Standards Update Topic 820 “Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards.” The amendments in this update result in common fair value measurement and disclosure requirements under U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. Consequently, the amendments change the terminology used to describe many of the requirements under U.S. Generally Accepted Accounting Principles for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are effective for IPALCO beginning January 1, 2012 and are currently not expected to have a material effect on IPALCO’s consolidated financial statements.

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

3. INVESTMENT IN LONG-TERM DEBT SECURITIES

IPL had no investments in debt securities at December 31, 2011. As of December 31, 2010, IPL’s investment in debt securities consisted of available-for-sale debt securities of $41.7 million. Auction rate securities with a recorded value of $1.7 million as of December 31, 2010 were liquidated during the first quarter of 2011 at their face amount of $2.0 million. IPL’s investment in variable rate demand notes at December 31, 2010 consisted of the $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project (“1995B Bonds”). Beginning on May 6, 2009, as a result of downgrades in the bond insurer’s credit ratings, the swap counterparty exercised its right to pay interest to IPL at the alternative floating rate. As a result, IPL’s effective interest rate for the 1995B Bonds as of August 31, 2009, including the interest rate swap agreement, increased from 5.21% to approximately 12% per annum. In September 2009, in accordance with the terms of the 1995B Bonds, IPL converted the 1995B Bonds from tax-exempt weekly interest rate mode to commercial paper mode and directed the remarketing agent to no longer remarket the 1995B Bonds. In connection with this conversion all of the outstanding 1995B Bonds were tendered back to the trustee. In accordance with the terms of IPL’s committed liquidity facility, the trustee drew $40 million against this facility to fund the tender and the trustee began holding the 1995B Bonds on IPL’s behalf. These bonds did not bear interest while in commercial paper mode since they were held by the trustee; however IPL continued to be liable to a swap counterparty for 5.21% interest. As part of a debt refinancing, the 1995B Bonds were redeemed in November 2011. See Note 10, “Indebtedness” for further discussion.

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

In IPL’s fourteen most recently approved FAC filings (FAC 81 through 94), the IURC found that IPL’s rolling annual jurisdictional retail electric net operating income was lower than the authorized annual jurisdictional net operating income. FAC 94 includes the twelve months ended October 31, 2011. In IPL’s FAC 76 through 80 filings, the IURC found that IPL’s rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. Because IPL has a cumulative net operating income deficiency, it has not been required to make customer refunds in its FAC proceedings. However, IPL has previously offered voluntary credits to its customers to allay concerns raised by the IURC regarding IPL’s level of earnings.

Purchased power costs below an established benchmark are presumed to be recoverable fuel costs. The current benchmark is based on natural gas prices. Purchased power costs over the benchmark not recovered from our customers have not had a material impact on our results of operations, financial condition, or cash flows to date.

Environmental Compliance Cost Recovery Adjustment (“ECCRA”)

IPL may apply to the IURC for approval of a rate adjustment known as the Environmental Compliance Cost Recovery Adjustment (“ECCRA”) every six months to recover costs to install and/or upgrade Clean Coal Technology (“CCT”) equipment. The total amount of IPL’s CCT equipment approved for ECCRA recovery as of December 31, 2011 was $615.4 million. The jurisdictional revenue requirement that was approved by the IURC to be included in IPL’s rates for the six month period from September 2011 through February 2012 was $48.5 million.

The EPA released the final Utility MACT rule in December 2011 to address HAP emissions from certain electric generating power plants, including mercury, as discussed in “Environmental Matters - Utility MACT.” We had suspended our plan to install the mercury emissions monitoring equipment until the new rule was finalized and are now in the process of determining when to proceed with the installation of such equipment as well as what other equipment is necessary to comply with the final Utility MACT rule. The cost of compliance with such regulations could be material and could adversely affect our business, cash flows and results of operations. We may seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard.

During the years ended December 31, 2011, 2010 and 2009, we made $64.4 million, $53.1 million, and $21.5 million, respectively, in CCT expenditures. The majority of such costs are recoverable as a result of the ECCRA filings described above.

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

In October 2010, IPL filed a petition with the IURC for approval of its plan to comply with the IURC’s Generic DSM Order. In November 2011, IPL received approval from the IURC for a new three-year DSM budget totaling $63.1 million that includes the opportunity for performance based incentives.

In 2010, IPL was awarded a smart grid investment grant for $20 million as part of its $48.9 million Smart Energy Project (including smart grid technology), which will provide its customers with tools to help them more efficiently use electricity and upgrade IPL’s electric delivery system infrastructure. Under the grant, the U.S. Department of Energy is providing nontaxable reimbursements to IPL for up to $20 million of capitalized costs associated with IPL’s Smart Energy Project. These reimbursements are being accounted for as a reduction of the capitalized Smart Energy Project costs. Through December 31, 2011, we have received total grant reimbursements of $13.0 million since the 2010 project inception.

Tree Trimming Practices Investigation

In February 2009, an IPL customer filed a complaint claiming our tree trimming practices were unreasonable and expressed concerns with language contained in our tariff that addressed our tree trimming and tree removal rights. Subsequently, the IURC initiated a generic investigation into electric utility tree trimming practices and tariffs in Indiana. In November 2010, the IURC issued an order in the investigation, which imposed additional requirements on the conduct of tree trimming. The order included requirements on utilities to provide advance customer notice and obtain customer consent or additional easements if existing easements and rights of way are insufficient to permit pruning in accordance with the required industry standards or in the event that a tree would need to have more than 25% of its canopy removed. The order also directed that a rulemaking would be initiated to further address vegetation management practices.

On July 7, 2011, the IURC issued an additional tree trimming order which did not provide the relief we were seeking, but clarified utility customer notice requirements and the relationship of the order to property rights and tariff requirements. It also clarified that in cases of emergency or public safety, utilities may, without customer consent, remove more than 25% of a tree or trim beyond existing easement or right of way boundaries to remedy the situation. The IURC is currently in the process of promulgating formal rules to implement the order. We and other interested parties are participating in this rulemaking process. It is not possible to predict the outcome of the rulemaking process, but this could adversely impact our distribution reliability and significantly increase our vegetation management costs and the costs of defending our vegetation management program in litigation, which could have a material impact on our consolidated financial statements.

Wind Power Purchase Agreements

We are committed under a power purchase agreement to purchase approximately 100 megawatts of wind generated electricity through 2029 from a wind project in Indiana. We are also committed under another agreement to purchase approximately 200 megawatts of wind generated electricity for 20 years from a project in Minnesota, which began commercial operation in October 2011. We have authority from the IURC to recover the costs for both of these agreements through an adjustment mechanism administered within the FAC.

MISO Real Time Revenue Sufficiency Guarantee

The MISO collects Revenue Sufficiency Guarantee (“RSG”) charges from market participants to pay for generation dispatched when the costs of such generation are not recovered in the market clearing price. Over the past several years, there have been disagreements between interested parties regarding the calculation methodology for RSG charges and how such charges should be allocated to the individual MISO participants. The MISO has changed their methodology multiple times. Per past FERC orders, in December 2008, the MISO filed with the FERC its proposed revisions and clarifications to the calculation of the RSG charges and had begun to use its new methodology in January 2009, including making resettlements of previous calculations. In the second quarter of 2009, the FERC withdrew its previous orders related to RSG charges and further directed MISO to cease the ongoing market resettlements and refund process and to reconcile the amounts paid and collected in order to return each market participant to the financial state it was in before the refund process began. This has the potential implication that IPL would no longer be entitled to refunds that were due to IPL under the previous order for periods between April 1, 2005 and November 4, 2007.

In July 2009, IPL filed a Request for Clarification or alternately a Request for Rehearing on this issue alone. In addition to our requests, other interested parties have expressed interest in a different model of allocating RSG charges. Another factor that affects how RSG charges impact IPL is our ability to recover such costs from our customers through our FAC and/or in a future basic rate case proceeding. Under the methodology currently in effect, RSG charges have little effect on IPL’s financial statements as the vast majority of such charges are considered to be fuel costs and are recoverable through IPL’s FAC, while the remainder are being deferred for future recovery in accordance with generally accepted accounting principles in the U.S. However, the IURC’s orders in IPL’s FAC 77, 78 and 79 proceedings approved IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of the FERC proceeding regarding RSG charges and any subsequent appeals therefrom. On August 30, 2010, FERC issued an order approving the RSG Redesign as previously filed under Section 206 on February 23, 2009 and required MISO to make a compliance filing with the changes. On October 29, 2010 the MISO made its compliance filing regarding the RSG Redesign, and indicated that it would subsequently file under Section 205 modifications to the RSG Redesign rate. The MISO also indicated it expected to be ready to implement the RSG Redesign rate on March 1, 2011. On February 15, 2011, the MISO filed to amend its December 1, 2010 filing modifying the RSG Redesign rate, to change the effective date of the proposed modifications to April 1, 2011. FERC issued its order partially accepting the filings on March 31, 2011. On May 2, 2011, MISO submitted a request for rehearing or clarification of FERC’s March 31, 2011 order regarding the allocation of the cost of RSG. As a result, it is not possible to predict how these proceedings will ultimately impact IPL, but we do not believe they will have a material impact on our financial statements.

MISO Transmission Expansion Cost Sharing and FERC Order 1000

Beginning in 2007, MISO transmission owners including IPL began to share the costs of transmission expansion projects with other transmission owners after such projects were approved by the MISO board of directors. Upon approval by the MISO board of directors the transmission owners must make a good faith effort to build and/or pay for the projects. Costs allocated to IPL for the projects of other transmission owners are collected by the MISO per their tariff. See also Senate Bill 251 below under “Environmental Matters.”

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

The MISO’s approved tariff in part already complies with Order 1000. However, Order 1000 will result in changes to transmission expansion costs charged to us by the MISO. Such changes relate to public policy requirements for transmission expansion within the MISO footprint, such as to comply with renewable mandates of other states within the footprint. These charges are difficult to estimate, but are expected to be material to us within a few years; however, it is probable, but not certain, that these costs will be recoverable, subject to IURC approval. Through December 31, 2011, we have deferred as a regulatory asset $2.3 million of MISO transmission expansion costs.

5. UTILITY PLANT IN SERVICE

The original cost of utility plant in service segregated by functional classifications, follows:

	As of December 31,
	2011	2010
	(In Thousands)
Production	$2,684,443	$2,509,755
Transmission	238,762	239,454
Distribution	1,219,070	1,184,433
General plant	170,740	163,241
Total utility plant in service	$4,313,015	$4,096,883

Substantially all of IPL’s property is subject to a $965.3 million direct first mortgage lien, as of December 31, 2011, securing IPL’s first mortgage bonds. Property under capital leases as of December 31, 2011 and 2010 was insignificant. Total non-legal removal costs of utility plant in service at December 31, 2011 and 2010 were $552.0 million and $522.6 million, respectively and total legal removal costs of utility plant in service at December 31, 2011 and 2010 were $16.6 million and $15.6 million, respectively. Please see Note 8, “Asset Retirement Obligations” for further information.

IPL anticipates material additional costs to comply with various pending and final federal legislation and regulations and it is IPL’s intent to seek recovery of any additional costs. The majority of the expenditures for construction projects designed to reduce sulfur dioxides and mercury emissions are recoverable from jurisdictional retail customers as part of IPL’s CCT projects, however, since jurisdictional retail rates are subject to regulatory approval, there can be no assurance that all costs will be recovered in rates.

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

Cash Equivalents

As of December 31, 2011 and 2010, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity, which was $5.9 million and $12.7 million as of December 31, 2011 and 2010, respectively.

Investments in debt securities

As of December 31, 2011 and December 31, 2010, our investment in debt securities consisted of available-for-sale debt securities of $0.0 million and $41.7 million, respectively. Auction rate securities with a recorded value of $1.7 million as of December 31, 2010 were liquidated during the first quarter of 2011 at their face amount of $2.0 million. IPL’s investment in variable rate demand notes at December 31, 2010 consisted of the $40 million 1995B Bonds, which were redeemed in November 2011.

Customer Deposits

Our customer deposits do not have defined maturity dates and therefore, fair value is estimated to be the amount payable on demand, which equaled book value. Customer deposits totaled $23.1 million and $20.8 million as of December 31, 2011 and 2010, respectively.

Pension Assets

As of December 31, 2011, IPL’s pension assets are recognized at fair value in the determination of our net accrued pension obligation in accordance with the guidelines established in ASC 715 and ASC 820, which is described below. For a complete discussion of the impact of recognizing pension assets at fair value, please refer to Note 12, “Pension and Other Postretirement Benefits.”

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

The following table shows the face value and the fair value of fixed rate and variable rate indebtedness for the periods ending:
	December 31, 2011		December 31, 2010
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$1,765.3	$1,944.9	$1,632.7	$1,719.8
Variable-rate	64.0	64.0	130.0	130.0
Total indebtedness	$1,829.3	$2,008.9	$1,762.7	$1,849.8

The difference between the face value and the carrying value of this indebtedness represents unamortized discounts of $5.0 million and $5.3 million at December 31, 2011 and December 31, 2010, respectively.

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

IPALCO had one financial asset measured at fair value on a nonrecurring basis, which has been adjusted to fair value during the periods coved by this report due to impairment losses. In 2011 and 2010, we recorded impairments on this nonutility investment of $1.6 million and $1.2 million respectively, as the investment was deemed to be other than temporarily impaired. In making this determination, we considered, among other things, the amount and length of time of impairment of the individual investments held by the fund as well as the future outlook of such investments. Because the investment is not publicly traded and therefore does not have a quoted market price, the impairment loss was based on our best available estimate of the fair value of the investment, which included primarily unobservable estimates (Level 3). The recorded value for this asset was $1.9 million at December 31, 2011.

As of December 31, 2011 and 2010, all (excluding pension assets - see Note 12, “Pension and Other Postretirement Benefits”) of IPALCO’s financial assets or liabilities measured at fair value on a recurring basis were considered Level 3, based on the fair value hierarchy. The following table presents those financial assets and liabilities:

	Fair Value Measurements Using Level 3 at:
	December 31, 2011	December 31, 2010
	(In Thousands)
Financial assets:
Investments in debt securities (1)	$-	$41,669
Financial transmission rights	2,779	2,158
Total financial assets measured at fair value	$2,779	$43,827

Financial liabilities:
Interest rate swap (1)	$-	$9,426
Other derivative liabilities	181	193
Total financial liabilities measured at fair value	$181	$9,619

(1) These investments were terminated in 2011 with no material impact to the consolidated financial statements.

The following table sets forth a reconciliation of financial instruments classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

	Derivative Financial Instruments, net Liability	Investments in Debt Securities	Total
	(In Thousands)

Balance at January 1, 2010	$(7,433)	$42,000	$34,567
Unrealized losses recognized in OCI	-	(331)	(331)
Unrealized losses recognized in earnings	(22)	-	(22)
Unrealized loss recognized as a regulatory liability	(2,015)	-	(2,015)
Issuances and settlements, net	2,009	-	2,009
Balance at December 31, 2010	$(7,461)	$41,669	$34,208
Unrealized gain recognized in OCI	-	331	331
Unrealized losses recognized in earnings	(15)	-	(15)
Unrealized loss recognized as a regulatory liability	(5,095)	-	(5,095)
Issuances	8,085	-	8,085
Settlements	7,084	(42,000)	(34,916)
Balance at December 31, 2011	$2,598	$-	$2,598

Valuation Techniques

Financial Transmission Rights

In connection with IPL’s participation in the MISO, in the second quarter of each year IPL is granted financial instruments that can be converted into cash or Financial Transmission Rights (“FTRs”) based on IPL’s forecasted peak load for the period. FTRs are used in the MISO market to hedge IPL’s exposure to congestion charges, which result from constraints on the transmission system. IPL converts all of these financial instruments into FTRs. IPL’s FTRs are valued at the cleared auction prices for FTRs in the MISO’s annual auction. Because of the infrequent nature of this valuation, the fair value assigned to the FTRs is considered a Level 3 input under the fair value hierarchy required by ASC 820. An offsetting regulatory liability has been recorded as these revenues or costs will be flowed through to customers through the FAC. As such, there is no impact on our Consolidated Statements of Income.

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

The amounts of regulatory assets and regulatory liabilities at December 31 are as follows:

	2011	2010	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Deferred fuel under-collection	$7,098	$-	Through 2012 (1)
Demand-Side Management program costs	326	-	Through 2012 (1)
Total current regulatory assets	7,424	-

Long-term:
Unrecognized pension and other postretirement benefit plan costs	$306,923	$235,371	Various
Income taxes recoverable from customers	49,525	66,387	Various
Deferred MISO costs	80,367	71,048	To be determined (2)
Unamortized Petersburg unit 4 carrying charges and certain other costs	15,466	16,520	Through 2026 (1)(3)
Unamortized reacquisition premium on debt	29,086	14,249	Over remaining life of debt
Unrealized loss on interest rate swap	-	9,426	Through 2023
Environmental project costs	4,545	3,491	Through 2021 (1)
Other miscellaneous	20	257	To be determined (2)
Total long-term regulatory assets	485,932	416,749
Total regulatory assets	$493,356	$416,749

Regulatory Liabilities
Current:
Deferred fuel over-collection	$-	$1,439	Through 2012 (1)
FTR's	2,779	2,158	Through 2012 (1)
Fuel related	2,500	405	Through 2012 (4)
Environmental project costs	3,984	4,125	Through 2012 (1)
Demand-Side Management program costs	-	735	Through 2012 (1)
Total current regulatory liabilities	9,263	8,862

Long-term:
ARO and accrued asset removal costs	536,920	508,609	Not Applicable
Unamortized investment tax credit	6,370	7,790	Through 2021
Fuel related	7,142	593	To be determined (4)
Total long-term regulatory liabilities	550,432	516,992
Total regulatory liabilities	$559,695	$525,854

(1) Recovered (credited) per specific rate orders
(2) Recovery is probable but timing not yet determined
(3) Recovered with a current return
(4) Per IURC Order, will offset MISO transmission expansion costs beginning October 2011

 Deferred Fuel

Deferred fuel costs are a component of current regulatory assets and are expected to be recovered through future FAC proceedings. IPL records deferred fuel in accordance with standards prescribed by the FERC. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL’s FAC and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL’s rates are adjusted. Deferred fuel was a regulatory asset of $7.1 million as of December 31, 2011 and a regulatory liability of $1.4 million as of December 31, 2010, respectively. The deferred fuel asset increased $8.5 million in 2011 as a result of IPL underestimating its fuel costs for 2011.

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

Deferred MISO Costs

These consist of administrative costs for transmission services, transmission expansion cost sharing, and certain other operational and administrative costs from the MISO market. IPL received orders from the IURC that granted authority for IPL to defer such costs and seek recovery in a future basic rate case. Recovery of these costs is believed to be probable, but not certain. See Note 4, “Regulatory Matters.”

Unrealized Loss on Interest Rate Swap

The interest rate swap on the 1995B Bonds was used to mitigate interest rate risk. The swap was approved by the IURC as part of IPL’s 1994 financing order. The unrealized loss on the swap was considered in the determination of IPL’s cost of capital for rate making purposes as these amounts are realized through the periodic settlement payments under the swap. In November 2011, we terminated the interest rate swap for $12.6 million. In accordance with ASC 980, IPALCO has recognized a regulatory asset equal to the $12.6 million termination cost of the interest rate swap, which is included in unamortized reaquisition premium on debt in the above table.

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

8. ASSET RETIREMENT OBLIGATIONS

ASC 420 “Exit or Disposal Cost Obligations” addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation. A legal obligation for purposes of ASC 420 is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppel. ARO liability is included in Miscellaneous on the accompanying Consolidated Balance Sheets.

IPL’s ARO relates primarily to environmental issues involving asbestos, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a reconciliation of the ARO legal liability year end balances:

	2011	2010
	(In Millions)
Balance as of January 1	$15.6	$14.7
Accretion Expense	1.0	0.9
Balance as of December 31	$16.6	$15.6

As of December 31, 2011 and 2010, IPL did not have any assets that are legally restricted for settling its ARO liability.

9. SHAREHOLDER’S EQUITY

Capital Stock

IPALCO’s no par value common stock is pledged under AES’ Amended and Restated Credit and Reimbursement Agreement as well as AES’ Collateral Trust Agreement. There have been no changes to IPALCO’s capital stock balances during the three years ended December 31, 2011.

Dividend Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2011, exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its credit agreement, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain a ratio of total debt to total capitalization not in excess of 0.65 to 1, in order to pay dividends. As of December 31, 2011 and as of the filing of this report, IPL was in compliance with all financial covenants and no event of default existed.

Cumulative Preferred Stock of Subsidiary

IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2011, 2010 and 2009, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL’s board of directors. Based on the preferred stockholders’ ability to elect a majority of IPL’s board of directors in this circumstance, the redemption of the preferred shares is considered to be not solely within the control of the issuer and the preferred stock was considered temporary equity and presented in the mezzanine level of the audited consolidated balance sheets in accordance with the relevant accounting guidance for non-controlling interests and redeemable securities. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are now redeemable at par value, subject to certain restrictions, in whole or in part. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2011, 2010 and 2009, preferred stock consisted of the following:

	December 31, 2011		December 31,
	Shares Outstanding	Call Price	2011	2010	2009
			Par Value, plus premium, if applicable
			(In Thousands)
Cumulative $100 par value, authorized 2,000,000 shares
4% Series	47,611	$118.00	$5,410	$5,410	$5,410
4.2% Series	19,331	103.00	1,933	1,933	1,933
4.6% Series	2,481	103.00	248	248	248
4.8% Series	21,930	101.00	2,193	2,193	2,193
5.65% Series	500,000	100.00	50,000	50,000	50,000
Total cumulative preferred stock	591,353		$59,784	$59,784	$59,784

10. INDEBTEDNESS

Restrictions on Issuance of Debt

All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2012. As of December 31, 2011, IPL also has remaining authority from the IURC to, among other things, issue up to $135 million in aggregate principal amount of long-term debt and refinance up to $110 million in existing indebtedness through December 31, 2013, and to have up to $250 million of long-term credit agreements and liquidity facilities outstanding at any one time. IPL also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facility, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on IPL’s credit facility (as well as the amount of certain other fees on the credit facility) are dependent upon the credit ratings of IPL. Downgrades in the credit ratings of AES could result in IPL’s and/or IPALCO’s credit ratings being downgraded.

Long-Term Debt

The following table presents our long-term indebtedness:

Series	Due	December 31,
		2011	2010
		(In Thousands)
IPL First Mortgage Bonds (see below)
6.30%	July 2013	$110,000	$110,000
4.90%(2)	January 2016	30,000	30,000
4.90%(2)	January 2016	41,850	41,850
4.90%(2)	January 2016	60,000	60,000
5.40%(1)	August 2017	24,650	24,650
5.75%(1)	August 2021	-	40,000
3.875%(2)	August 2021	55,000	-
3.875%(2)	August 2021	40,000	-
4.55%(2)	December 2024	40,000	40,000
5.90%(1)	December 2024	-	20,000
5.95%(1)	December 2029	-	30,000
5.95%(2)	August 2030	-	17,350
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	-
Unamortized discount - net		(1,125)	(1,024)
Total IPL first mortgage bonds		964,175	836,626
IPL Unsecured Debt:
Variable(3)	December 2015	-	40,000
Variable(4)	January 2023	-	40,000
6.375%	November 2029	-	20,000
Total IPL unsecured debt		-	100,000

Total Long-term Debt - IPL		964,175	936,626
Long-term Debt - IPALCO:
8.625% Senior Secured Notes	November 2011	-	375,000
7.250% Senior Secured Notes	April 2016	400,000	400,000
5.000% Senior Secured Notes	May 2018	400,000	-
Unamortized discount - net		(3,859)	(4,273)
Total Long-term Debt - IPALCO		796,141	770,727
Total Consolidated IPALCO Long-term Debt		1,760,316	1,707,353
Less: Current Portion of Long-term Debt		-	375,000
Net Consolidated IPALCO Long-term Debt		$1,760,316	$1,332,353

(1)First Mortgage Bonds are issued to the city of Petersburg, Indiana, to secure the loan of proceeds from various tax-exempt instruments issued by the city.
(2)First Mortgage Bonds are issued to the Indiana Finance Authority, to secure the loan of proceeds from the tax-exempt bonds issued by the Indiana Finance Authority.
(3)Outstanding draw on a credit facility in order to purchase the 1995B Bonds. The facility was refinanced in December 2010. Please see “Line of Credit” below for details.
(4)Please see, “Variable-Rate Unsecured Debt” below for detail regarding 1995B Bonds and the related swap agreement.

IPL First Mortgage Bonds and Indiana Finance Authority Bond Issuances

The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a first mortgage lien securing indebtedness of $965.3 million as of December 31, 2011. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2011.

In September 2011, the Indiana Finance Authority issued on behalf of IPL an aggregate principal amount of $55.0 million of 3.875% Environmental Facilities Revenue Bonds Series 2011A (Indianapolis Power & Light Company Project) due August 2021 and an aggregate principal amount of $40.0 million of 3.875% Environmental Facilities Refunding Revenue Bonds Series 2011B (Indianapolis Power & Light Company Project) due August 2021. IPL issued $95.0 million aggregate principal amount of first mortgage bonds to the Indiana Finance Authority at 3.875% to secure the loan of proceeds from these two series of bonds issued by the Indiana Finance Authority. Proceeds of these bonds were used to retire $40.0 million of existing 5.75% IPL first mortgage bonds, and for the construction, installation and equipping of pollution control facilities, solid waste disposal facilities and industrial development projects at IPL’s Petersburg generating station.

In November 2011, IPL issued $140 million aggregate principal amount of 4.875% first mortgage bonds due November 2041. Net proceeds from this offering were approximately $138.2 million, after deducting the initial purchasers’ discount and fees and expenses for the offering payable by IPL.  The net proceeds from the offering were used to finance the redemption of the following outstanding indebtedness, including redemption premiums of $1.6 million and to pay related fees and expenses:

  $40.0 million aggregate principal amount of the City of Petersburg, Indiana Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities, 1995B Series (Indianapolis Power & Light Company Project), variable rate, due 2023;
  $20.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste  Disposal Revenue Bonds, 1994A Series (Indianapolis Power & Light Company Project), 5.90% Series, due 2024;
  $30.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste Disposal Revenue Bonds, 1995C Series (Indianapolis Power & Light Company Project), 5.95% Series, due 2029;
  $20.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste Disposal Revenue Bonds, 1996 Series (Indianapolis Power & Light Company Project), 6.375% Series, due 2029; and
  $17.35 million aggregate principal amount of the Indiana Development Finance Authority’s Exempt Facilities Revenue Refunding Bonds, Series 1999 (Indianapolis Power & Light Company Project), 5.95% Series, due 2030.

In addition, IPL used $10.0 million of the net proceeds to partially fund a $12.6 million termination payment on the interest rate swap related to the 1995B Bonds in November 2011.

IPALCO’s Senior Secured Notes

In May 2011, IPALCO completed the sale of $400 million of 5.00% Senior Secured Notes due May 1, 2018 (“2018 IPALCO Notes”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2018 IPALCO Notes were issued pursuant to an Indenture dated May 18, 2011, by and between IPALCO and The Bank of New York Mellon Trust Company, N.A., as trustee. These notes were subsequently exchanged for new notes with identical terms and like principal amounts, which were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-4 made effective in November 2011. In connection with this issuance, IPALCO conducted a tender offer to repurchase for cash any and all of IPALCO’s then outstanding $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 (“2011 IPALCO Notes”). As a result, IPALCO no longer has indebtedness with an interest rate that changes due to changes in its credit ratings. Additionally, IPALCO no longer has any debt with financial ratio maintenance covenants; although its articles of incorporation continue to contain the same financial ratios restricting dividend payments and intercompany loans to AES as were included in the 2011 IPALCO Notes.

The 2018 IPALCO Notes were priced to the public at 99.927% of par. Net proceeds to IPALCO were $394.7 million after deducting underwriting costs and the discount. These costs and other related financing costs are being amortized through 2018 using the effective interest method. We used the net proceeds to repurchase all of the outstanding 2011 IPALCO Notes through the tender offer and to subsequently redeem all of the remaining 2011 IPALCO Notes not tendered in the second quarter of 2011. A portion of the proceeds was also used to pay the early tender premium of $14.4 million and other fees and expenses related to the tender offer and the redemption of the 2011 IPALCO Notes, as well as other fees and expenses related to the issuance of the 2018 IPALCO Notes. The total loss on early extinguishment of debt of $15.4 million was included as a separate line item within Other Income and Deductions in the accompanying audited Consolidated Statements of Income.

The 2018 IPALCO Notes are secured by IPALCO’s pledge of all of the outstanding common stock of IPL. The lien on the pledged shares is shared equally and ratably with IPALCO’s existing senior secured notes. IPALCO has entered into a Pledge Agreement Supplement with The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated May 18, 2011 to the Pledge Agreement between IPALCO and The Bank of New York Mellon Trust Company, N.A. as successor Collateral Agent dated November 14, 2001.

Variable-Rate Unsecured Debt

IPL had no variable-rate unsecured debt at December 31, 2011. At December 31, 2010, IPL’s variable-rate unsecured debt consisted of the 1995B Bonds and its line of credit agreement (see below). Pursuant to the terms of a Loan Agreement between IPL and the City of Petersburg, IPL was liable for interest and principal on the 1995B Bonds. Our December 31, 2010 balance sheet reflects our obligation on the 1995B Bonds in long-term debt. The 1995B Bonds were held by the trustee on IPL’s behalf. In accordance with the terms of the 1995B Bonds, they did not bear interest while in commercial paper mode since they were held by the trustee, however IPL continued to be liable to a swap counterparty for 5.21% interest. As of the end of 2010, our total effective interest rate on the 1995B Bonds, including the liquidity facility draw and interest rate swap agreement was approximately 6.92% per annum. See Note 3, “Investments in Long-term Debt Securities” for further discussion.

Accounts Receivable Securitization

IPL formed IPL Funding in 1996 as a special-purpose entity to purchase receivables originated by IPL pursuant to a receivables purchase agreement between IPL and IPL Funding. IPL Funding also entered into a sale facility as defined in the Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009, among IPL, IPL Funding Corporation, as the Seller, Indianapolis Power & Light Company, as the Collection Agent, Royal Bank of Scotland plc, as the Agent, the Liquidity Providers and Windmill Funding Corporation (“Receivables Sale Agreement”), which matures April 25, 2012. The Liquidity Providers and Windmill Funding Corporation, collectively, are referred to as the “Purchasers.” Pursuant to the terms of the Receivables Sale Agreement, the Purchasers agree to purchase from IPL Funding, on a revolving basis, interests in the pool of receivables purchased from IPL up to the lesser of (1) an amount determined pursuant to the sale facility that takes into account certain eligibility requirements and reserves relating to the receivables, or (2) $50 million. That amount was $50 million as of December 31, 2011 and December 31, 2010. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold to the maximum amount permitted by the sale facility. IPL Funding is included in the Consolidated Financial Statements of IPALCO.

Prior to 2010, accounts receivable on IPALCO’s consolidated balance sheets were stated net of the amounts sold. Because the Purchasers bought an undivided percentage ownership interest in the pool of receivables, which is senior to IPL Funding’s retained interest, the adoption of the updates to ASC 860 requires the arrangement to be treated as a collateralized borrowing prospectively for financial reporting purposes, rather than as a sale, as was allowed under the previous accounting guidance. As such, we have included the $50 million of accounts receivable on our December 31, 2011 consolidated balance sheet to show the amount sold under this arrangement and have recorded a related short term debt obligation of $50 million. ASC 860 also requires specific disclosures for transfers of financial assets to the extent they are considered material to the financial statements. Taking into consideration the obligation to the Purchasers is now treated as debt on IPALCO’s consolidated balance sheet, the following discussion addresses those disclosures that management believes are material to the financial statements.

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

The total fees paid to the Purchasers recognized on the sales of receivables were $0.6 million and $0.9 million for the years ended December 31, 2011 and 2010, respectively. These amounts were included in Other operating expense on the Consolidated Statement of Income in 2009 and are included in Other interest beginning in 2010.

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

Under the sale facility, if IPL fails to maintain a certain debt-to-capital ratio, it would constitute a “termination event.” As of December 31, 2011, IPL was in compliance with such covenant.

In the event that IPL’s unsecured credit rating falls below BBB- at S&P or Baa3 at Moody’s Investors Service, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a “lock-box” event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of additional interests in receivables and cause all proceeds of the purchased interests to be used to reduce the Purchaser’s investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased interests in receivables ($50 million as of December 31, 2011).

Line of Credit

In December 2010, IPL entered into a $250 million unsecured revolving credit facilities credit agreement (the “Credit Agreement”) with a syndication of banks. The Credit Agreement includes two facilities: (i) a $209.4 million committed line of credit for letters of credit, working capital and general corporate purposes and (ii) a $40.6 million liquidity facility, which was dedicated for the sole purpose of providing liquidity for certain variable rate unsecured debt issued on behalf of IPL. The Credit Agreement matures on December 14, 2015 and bears interest at variable rates as defined in the Credit Agreement. Prior to execution, IPL and IPALCO had existing general banking relationships with the parties in this agreement. As of December 31, 2011 and 2010, IPL had $14.0 million and $0.0 million outstanding borrowings on the committed line of credit, respectively. Additionally, as of December 31, 2011 and 2010, IPL had $0.0 million and $40 million of outstanding borrowings on the liquidity facility, respectively.

As a result of the November 2011 IPL financing activity described above, the credit agreement was amended in February 2012 to eliminate the $40.6 million liquidity facility and to increase the committed line of credit for letters of credit, working capital and general corporate purposes by the same amount resulting in one facility in the amount of $250 million.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2011, are as follows:

Year	Amount
(In Thousands)
2012	$-
2013	110,000
2014	-
2015	-
2016	531,850
Thereafter	1,123,450
Total	$1,765,300

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

On May 10, 2011, the State of Indiana enacted House Bill 1004, which phases in over four years a 2% reduction to the state corporate income tax rate. While the statutory state income tax rate remained at 8.5% for 2011, the deferred tax balances have been adjusted according to the anticipated reversal of temporary differences. Upon enactment of the law in the second quarter of 2011, an initial adjustment was recorded. In the fourth quarter of 2011, the reversal of the temporary differences was re-evaluated and the appropriate adjustment to the deferred tax balances was recorded. The change in required deferred taxes on plant and plant-related temporary differences resulted in a reduction of the associated regulatory asset of $13.0 million in 2011. The change in required deferred taxes on non-property related temporary differences which are not probable to cause a reduction in future base customer rates resulted in a tax benefit of $1.3 million in 2011. The statutory state corporate income tax rate is 8.25% for 2012.

In August 2011, the Internal Revenue Service issued Revenue Procedure 2011-43, which provides a safe harbor method of tax accounting for electric transmission and distribution property. In December 2011, the Internal Revenue Service published regulations (T.D. 9564) under Internal Revenue Code Section 263(a) on the deduction and capitalization of expenditures related to tangible property with an effective date of January 1, 2012. We are evaluating the application of these tax provisions which may significantly change the timing of future income tax payments.

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the year ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(In Thousands)
Unrecognized tax benefits at January 1	$4,757	$7,947	$7,756
Gross increases - current period tax positions	753	753	753
Gross decreases - prior period tax positions	(156)	(3,943)	(562)
Unrecognized tax benefits at December 31	$5,354	$4,757	$7,947

The unrecognized tax benefits at December 31, 2011, represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of the deductions will not affect the annual effective tax rate but would accelerate the tax payments to an earlier period.

Tax-related interest expense and income is reported as part of the provision for federal and state income taxes. Penalties, if incurred, would also be recognized as a component of tax expense. As of December 31, 2011 and 2010, IPALCO has recorded a liability for interest of $0.0 million. The income tax provision includes interest expense/(income) of ($0.0 million), ($0.7 million), and  $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Federal and state income taxes charged to income are as follows:

	2011	2010	2009
	(In Thousands)
Charged to utility operating expenses:
Current income taxes:
Federal	$54,377	$61,999	$74,472
State	16,539	18,818	21,200
Total current income taxes	70,916	80,817	95,672
Deferred income taxes:
Federal	(5,027)	(4,697)	(17,794)
State	(1,608)	1,539	(1,884)
Total deferred income taxes	(6,635)	(3,158)	(19,678)
Net amortization of investment credit	(1,672)	(1,720)	(2,059)
Total charge to utility operating expenses	62,609	75,939	73,935
Charged to other income and deductions:
Current income taxes:
Federal	(19,639)	(19,239)	(20,267)
State	(5,255)	(5,291)	(5,370)
Total current income taxes	(24,894)	(24,530)	(25,637)
Deferred income taxes:
Federal	(476)	(692)	(368)
State	(106)	(188)	(98)
Total deferred income taxes	(582)	(880)	(466)
Net credit to other income and deductions	(25,476)	(25,410)	(26,103)
Total federal and state income tax provisions	$37,133	$50,529	$47,832

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2011	2010	2009

Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	6.7	7.7	7.9
Amortization of investment tax credits	(1.8)	(1.4)	(1.7)
Preferred dividends of subsidiary	1.2	0.9	1.0
Depreciation flow through and amortization	1.3	0.5	1.8
Manufacturers’ Production Deduction (Sec. 199)	(3.5)	(3.4)	(2.7)
Change in tax reserves	0.0	(0.3)	0.0
Other - net	0.4	0.7	(0.9)
Effective tax rate	39.3%	39.7%	40.4%

Internal Revenue Code Section 199 permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. IPL’s electric production activities qualify for this deduction. The deduction was equal to 6% of qualifying production activity income in 2009 and increased to 9% of qualifying production activity income beginning in 2010 and thereafter. The tax benefit associated with the Internal Revenue Code Section 199 domestic production deduction for 2010 and 2009 was $4.3 million and $2.8 million, respectively. The benefit for 2011 is estimated to be $3.3 million.

The significant items comprising IPALCO’s net accumulated deferred tax liability recognized on the audited Consolidated Balance Sheets as of December 31, 2011 and 2010, are as follows:

	2011	2010
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$483,261	$503,599
Regulatory assets recoverable through future rates	181,593	163,933
Other	15,117	5,586
Total deferred tax liabilities	679,971	673,118
Deferred tax assets:
Investment tax credit	3,855	4,633
Regulatory liabilities including ARO	220,491	214,945
Employee benefit plans	106,243	81,900
Other	10,573	9,709
Total deferred tax assets	341,162	311,187
Accumulated net deferred tax liability	338,809	361,931
Less: Net current deferred tax asset	(12,352)	(11,313)
Accumulated deferred income taxes - net	$351,161	$373,244

 12. PENSION AND OTHER POSTRETIREMENT BENEFITS

Approximately 85% of IPL’s active employees are covered by the Employees’ Retirement Plan of Indianapolis Power & Light Company (“Defined Benefit Pension Plan”) as well as the Employees’ Thrift Plan of Indianapolis Power & Light Company (“Thrift Plan”). The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 15% of active employees are covered by the AES Retirement Savings Plan. The AES Retirement Savings Plan (“RSP”) is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while International Brotherhood of Electrical Workers (“IBEW”) physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. Beginning in 2007, IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan. This lump sum is in addition to the IPL match of participant contributions up to 5% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee’s pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan of Indianapolis Power & Light Company (“Supplemental Retirement Plan”). The total number of participants in the plan as of December 31, 2011 was 26. The plan is closed to new participants.

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 188 active employees and 84 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2011. The plan is unfunded. These postretirement health care benefits and the related obligation were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits as of December 31,
	2011	2010
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at beginning Measurement Date (see below)	$607,408	$548,779
Service cost	7,234	6,590
Interest cost	31,828	31,577
Plan Settlements	-	(359)
Actuarial (gain) loss	62,587	39,275
Amendments (primarily increases in pension bands)	82	11,223
Benefits paid	(29,878)	(29,677)
Projected benefit obligation at ending Measurement Date	679,261	607,408
Change in plan assets:
Fair value of plan assets at beginning Measurement Date	412,611	367,463
Actual return on plan assets	6,305	46,483
Employer contributions	37,345	28,701
Plan Settlements	-	(359)
Benefits paid	(29,877)	(29,677)
Fair value of plan assets at ending Measurement Date	426,384	412,611
Funded status	$(252,877)	$(194,797)
Amounts recognized in the statement of financial position under ASC 715:
Current liabilities	$-	$-
Noncurrent liabilities	(252,877)	(194,797)
Net amount recognized	$(252,877)	$(194,797)
Sources of change in regulatory assets(1):
Prior service cost (credit) arising during period	$82	$11,223
Net loss (gain) arising during period	88,450	22,042
Amortization of prior service (cost) credit	(4,346)	(3,476)
Recognition of gain (loss) due to settlement	-	(204)
Amortization of gain (loss)	(13,306)	(11,838)
Total recognized in regulatory assets(1)	$70,880	$17,747
Total amounts included in accumulated other comprehensive income (loss)	NA(1)	NA(1)
Amounts included in regulatory assets and liabilities(1)
Net loss (gain)	$283,089	$207,945
Prior service cost (credit)	30,732	34,996
Total amounts included in regulatory assets (liabilities)	$313,821	$242,941

(1)Represents amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid (accrued) benefit costs.

Effect of ASC 715

ASC 715 requires a portion of pension and other postretirement liabilities to be classified as current liabilities to the extent the following year’s expected benefit payments are in excess of the fair value of plan assets. As each Pension Plan has assets with fair values in excess of the following year’s expected benefit payments, no amounts have been classified as current. Therefore, the entire net amount recognized in IPALCO’s Consolidated Balance Sheets of $252.9 million is classified as a long-term liability.

Information for Pension Plans with a benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2011	2010
	(In Thousands)
Benefit obligation	$679,261	$607,408
Plan assets	426,384	412,612
Benefit obligation in excess of plan assets	$252,877	$194,796

IPL’s total benefit obligation in excess of plan assets was $252.9 million as of December 31, 2011 ($252.0 million Defined Benefit Pension Plan and $0.9 million Supplemental Retirement Plan).

Information for Pension Plans with an accumulated benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2011	2010
	(In Thousands)
Accumulated benefit obligation	$664,212	$592,419
Plan assets	426,384	412,612
Accumulated benefit obligation in excess of plan assets	$237,828	$179,807

IPL’s total accumulated benefit obligation in excess of plan assets was $237.8 million as of December 31, 2011 ($236.9 million Defined Benefit Pension Plan and $0.9 million Supplemental Retirement Plan).

Pension Benefits and Expense

The 2011 net actuarial loss of $88.4 million is comprised of two parts (net): (1) $25.8 million of pension asset actuarial loss is primarily due to the lower than expected return on assets, and (2) $62.6 million of pension liability actuarial loss is primarily due to a decrease in the discount rate that is used to value pension liabilities. The unrecognized net loss of $283.1 million in the Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”) has accumulated over time primarily due to the long-term declining trend in corporate bond rates, the lower than expected return on assets during the years 2008 and 2011, and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of participants, since ASC 715 was adopted. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 11 years based on estimated demographic data as of December 31, 2011. The projected benefit obligation of $679.3 million, less the fair value of assets of $426.4 million results in a funded status of ($252.9 million) at December 31, 2011.

	Pension benefits for years ended December 31,
	2011	2010	2009
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$7,234	$6,590	$6,319
Interest cost	31,828	31,577	32,066
Plan Settlements	-	204	256
Expected return on plan assets	(32,168)	(29,250)	(24,150)
Amortization of prior service cost	4,346	3,476	3,523
Recognized actuarial loss	13,306	11,838	16.279
Total pension cost	24,546	24,435	34,293
Less: amounts capitalized	2,258	2,321	2,469
Amount charged to expense	$22,288	$22,114	$31,824
Rates relevant to each year's expense calculations:
Discount rate - defined benefit pension plan	5.38%	5.93%	6.26%
Discount rate - supplemental retirement plan	5.09%	5.27%/5.08% (1)	6.31%/5.06%(2)
Expected return on defined benefit pension plan assets	7.75%	8.00%	8.00%
Expected return on supplemental retirement plan assets	7.75%	8.00%	8.00%
(1)   5.27% for the period January 1, 2010 thru May 31, 2010, 5.08% for the settlement on May 31, 2010 and the period June 1, 2010 through December 31, 2010.
(2)   6.31% for the period January 1, 2009 thru November 30, 2009, 5.06% for the settlement on November 30, 2009 and the period December 1, 2009 thru December 31, 2009.

Pension expense for the following year is determined as of the December 31st measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets and a discount rate used to determine the projected benefit obligation. In establishing our expected long-term rate of return assumption, we consider historical returns, as well as, the expected future weighted-average returns for each asset class based on the target asset allocation. For 2011, pension expense was determined using an assumed long-term rate of return on plan assets of 7.75%. As of the December 31, 2011 measurement date, IPL decreased the discount rate from 5.38% to 4.56% for the Defined Benefit Pension Plan and decreased the discount rate from 5.09% to 4.37% for the Supplemental Retirement Plan. The discount rate assumption affects the pension expense determined for 2012. In addition, IPL decreased the expected long-term rate of return on plan assets from 7.75% to 7.50% effective January 1, 2012. The expected long-term rate of return assumption affects the pension expense determined for 2012. The effect on 2012 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($1.4 million) and $1.4 million, respectively. The effect on 2012 total pension expense of a 100 basis point increase and decrease in the expected long-term rate of return on plan assets is ($4.3 million) and $4.3 million, respectively.

Expected amortization

The estimated net loss and prior service cost for the Pension Plans that will be amortized from the regulatory asset into net periodic benefit cost over the 2012 plan year are $19.5 million and $4.2 million, respectively (Defined Benefit Pension Plan of $19.3 million and $4.2 million, respectively; and the Supplemental Retirement Plan of $0.2 million and $0.0 million, respectively).

Pension Assets

Fair Value Measurements

In May 2011, the FASB issued Accounting Standards Update 2011-04 “Fair Value Measurement” which represents converged guidance with the International Accounting Standards Board and the FASB. The boards believe Accounting Standards Update 2011-04 will reduce complexity in applying the principles of fair value and improve consistency in financial reporting across jurisdictions. Accounting Standards Update 2011-04 has minimal effect on IPL. The effect on IPL is to disclose any transfers of pension assets between Level 1 and Level 2. IPL had a transfer of pension assets with a fair value of $20.6 million from Level 1 to Level 2 in January 2011.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1 “Employers’ Disclosure about Postretirement Benefit Plan Assets” which requires additional disclosures about assets held in employer’s defined benefit pension or other postretirement plans.

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

Investments in hedge funds are valued utilizing the observable net asset values (NAVs) of the Plan’s interest as of year-end, provided by the underlying hedge fund, the Plan may redeem its ownership interests in hedge funds at NAV, with 65 days’ notice, on a quarterly basis.

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

The investment management of the pension assets are managed with the following asset allocation guidelines:

	Lower Limit	Target Allocation	Upper Limit	Return(2)	Risk(3)
Liability Hedging Portfolio (1)
Liability Managed Fixed Income	10.0%	16.0%	40.0%	6.5%	5.4%
Core Fixed Income	10.0%	16.0%	22.0%	5.7%	3.8%

Growth Portfolio
High Yield Fixed Income	3.0%	8.0%	13.0%	8.0%	9.5%
U.S. Large Cap Equity	20.0%	30.0%	40.0%	10.5%	15.4%
U.S. Mid Cap Equity	2.5%	5.0%	7.5%	11.3%	17.0%
U.S. Small Cap Equity	2.5%	5.0%	7.5%	11.9%	19.7%
International Equity	5.0%	10.0%	15.0%	9.9%	17.6%
REIT	0.0%	5.0%	10.0%	10.4%	18.7%
Hedge Funds (4)	0.0%	5.0%	10.0%	9.4%	8.5%

(1) Upper limit for all assets held in the Liability Hedging Portfolio is 40%
(2) Expected long-term annual return
(3) Expected standard deviation
(4) Alternative investments (combined) not to exceed 10%

The fair values of the pension plan assets at December 31, 2011, by asset category are as follows:

	Fair Value Measurements at December 31, 2011 (in thousands)

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs

Asset Category	Total	(Level 1)	(Level 2)%

Cash and cash equivalents	$14,922	$14,922	$-	3%

Equity securities:
U.S. small cap value	17,478	17,478	-	4%
U.S. small cap growth	100	100	-	-
U.S. small-mid cap growth	18,392	18,392	-	4%
U.S. mid cap core	334	334	-	-
U.S. large cap value (1)	41,497	21,091	20,406	10%
U.S. large cap growth (2)	41,040	668	40,372	10%
U.S. large cap core	43,023	43,023	-	10%
International developed markets (3)	36,120	36,120	-	8%
Preferred stock	717	717	-	-
REIT - domestic	20,489	20,489	-	5%

Fixed Income securities:
International developed markets	59	59	-	-
International emerging markets	128	128	-	-
Government debt securities (4)	30,868	30,868	-	7%
High yield	36,481	36,481	-	9%
Mortgage backed securities	6,255	6,255	-	1%
Asset backed securities	5,499	5,499	-	1%
Collateralized mortgage obligations	2,472	2,472	-	2%
Corporate bonds (5)	78,078	78,078	-	18%

Other types of investments:
Equity long/short fund of funds hedge fund (6)	31,971	-	31,971	7%
Multi-strategy fund of funds hedge fund(7)	461	-	461	1%

Total	$426,384	$333,174	$93,210	100%

(1) This category includes 49% of low-cost equity index funds that track the Russell 1000 Value index.
(2) This category includes a) 49% of low-cost equity index funds that track the Russell 1000 Growth index and b) 49% of an additional large cap growth commingled fund.
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
(8) On January 26, 2011, Level 1 securities with a fair value of $20.6 million were transferred to a commingled fund. This resulted in a transfer of $20.6 million from Level 1 to Level 2 because the fair value of the interest in the commingled fund is classified as Level 2 within the fair value hierarchy.

The fair values of the pension plan assets at December 31, 2010, by asset category are as follows:

	Fair Value Measurements at December 31, 2010 (in thousands)

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs

Asset Category	Total	(Level 1)	(Level 2)%

Cash and cash equivalents	$69,345	$69,345	$-	17%

Equity securities:
U.S. small cap value	23,484	23,484	-	6%
U.S. small cap growth	213	213	-	-
U.S. small-mid cap growth	25,665	25,665	-	6%
U.S. mid cap core	346	346	-	-
U.S. large cap value (1)	38,936	22,256	16,680	9%
U.S. large cap growth (2)	41,344	21,623	19,721	10%
U.S. large cap core	42,251	42,251	-	10%
International developed markets (3)	36,163	36,163	-	9%
Preferred stock	728	728	-	-
REIT - domestic	10,665	10,665	-	3%

Fixed Income securities:
International developed markets	59	59	-	-
International emerging markets	129	129	-	-
Government debt securities (4)	32,621	32,621	-	8%
High yield	39,130	39,130	-	9%
Mortgage backed securities	6,724	6,724	-	2%
Asset backed securities	4,537	4,537	-	1%
Collateralized mortgage obligations	353	353	-	-
Corporate bonds (5)	23,884	23,884	-	6%

Other types of investments:
Equity long/short fund of funds hedge fund (6)	14,932	-	14,932	4%
Multi-strategy fund of funds hedge fund(7)	1,102	-	1,102	0%

TOTAL	$412,611	$360,176	$52,435	100%

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

Pension Funding

We contributed $37.3 million, $28.7 million, and $20.1 million to the Pension Plans in 2011, 2010, and 2009, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to revert back to IPL during 2012.

From a funding perspective, IPL’s funding target liability shortfall is estimated to be approximately $135 million as of January 1, 2012. The shortfall must be funded over seven years. In addition, IPL must also contribute the normal service cost earned by active participants during the plan year. The funding normal cost is expected to be about $8.7 million in 2012, which includes $3.0 million for plan expenses.   Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. IPL is required to fund approximately $47.8 million during 2012. However, IPL may decide to contribute more than $47.8 million to meet certain funding thresholds. IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2011 and 2010 were $29.9 million and $29.7 million respectively. Projected benefit payments are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2012	$32,108
2013	33,202
2014	34,447
2015	35,707
2016	36,679
2017 through 2021 (in total)	200,379

 Defined Contribution Plans

All of IPL’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 85% of IPL’s active employees are covered by the Thrift Plan. The Thrift Plan is a qualified defined contribution plan. All union new hires are covered under the Thrift Plan, while non-union new hires are covered by the RSP.

Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds. The IBEW clerical-technical union new hires, in addition to the IPL match, receive an annual lump sum company contribution into the Thrift Plan. Employer contributions to the Thrift Plan were $2.9 million, $2.9 million and $2.9 million for 2011, 2010 and 2009, respectively.

The AES Retirement Savings Plan

Approximately 15% of IPL’s active employees are covered by the RSP. The RSP is a qualified defined contribution plan containing a profit sharing component. Participants elect to make contributions to the RSP based on a percentage of their taxable compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s taxable compensation. In addition, the RSP has a profit sharing component whereby IPL contributes a percentage of each employee’s annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board of Directors on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the RSP were $0.8 million, $0.7 million and $2.3 million for 2011, 2010 and 2009, respectively.

13. COMMITMENTS AND CONTINGENCIES

Legal Loss Contingencies

IPL is a defendant in less than fifty pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant”, which means that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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

New Source Review

In October 2009, IPL received a Notice of Violation (“NOV”) and Finding of Violation from the EPA pursuant to the Federal Clean Air Act  Section 113(a). The NOV alleges violations of the Federal Clean Air Act at IPL’s three coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and nonattainment New Source Review requirements under the Federal Clean Air Act. Since receiving the letter, IPL management has met with the EPA staff regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard. IPL has recorded a contingent liability related to this matter.

14.  SALE OF OATSVILLE COAL RESERVE

In June 2011, IPL completed the sale of coal rights and a small piece of land in Indiana (the “Oatsville Coal Reserve”) for a sale price of $13.5 million. The property had a carrying value of $0.2 million included in Other Investments on the accompanying Audited Consolidated Balance Sheets at December 31, 2010. The total gain recognized on the sale of $13.3 million was included in Miscellaneous Income and (Deductions) - Net under Other Income and (Deductions) in the accompanying Audited Consolidated Statements of Income.

15. RELATED PARTY TRANSACTIONS

IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. IPL is not self-insured on property insurance with the exception of a $5 million self-insured retention per occurrence. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third party insurance company. The premiums paid to this third party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by the third party administrator. This trust fund pays aggregate claims up to $30 million. Claims above the $30 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies provide coverage of $1 billion per occurrence. The cost to IPL of coverage under this program was approximately $3.2 million, $4.0 million, and $3.9 million in 2011, 2010, and 2009, respectively, and is recorded in Other operating expenses on the accompanying Consolidated Statements of Income. As December 31, 2011 and 2010, we had prepaid approximately $1.5 million and $1.7 million, respectively, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $22.6 million, $21.0 million, and $20.5 million in 2011, 2010 and 2009, respectively, and is recorded in Other operating expenses on the accompanying Consolidated Statements of Income. As of December 31, 2011 and 2010 we had prepaid approximately $2.1 million and $2.8 million for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable/(payable) balance under this agreement of $(2.4) million and $6.0 million as of December 31, 2011, and 2010, respectively, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

Long-term Compensation Plan

During 2011, 2010 and 2009, many of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units and options to purchase shares of AES common stock. All such components vest in thirds over a three year period and the terms of the AES restricted stock unit issued prior to 2011 also include a two year minimum holding period after the awards vest. Awards made in 2011 and for subsequent years will not be subject to a two year holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2011, 2010 and 2009 was $1.2 million, $1.7 million and $1.4 million, respectively and was included in Other Operating Expenses on IPALCO’s Consolidated Statements of Income. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPALCO’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation - Stock Compensation.”

See also “The AES Retirement Savings Plan” included in Note 12, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO for a description of benefits awarded to IPL employees by AES under the RSP.

16. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. The nonutility category primarily includes the 2016 IPALCO Notes and the 2018 IPALCO Notes; approximately $6.7 million and $8.5 million of nonutility cash and cash equivalents, as of December 31, 2011 and 2010 respectively; short-term and long-term nonutility investments of $4.6 million and $6.2 million at December 31, 2011 and 2010, respectively; and income taxes and interest related to those items. Nonutility assets represented less than 1% of IPALCO’s total assets as of December 31, 2011 and 2010. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

The following table provides information about IPALCO’s business segments (in millions):
	2011			2010			2009
	Electric	All Other	Total	Electric	All Other	Total	Electric	All Other	Total

Operating revenues	$1,172	-	$1,172	$1,145	-	$1,145	$1,068	-	$1,068
Depreciation and amortization	167	-	167	164	-	164	162	-	162
Income taxes	66	(29)	37	76	(25)	51	74	(26)	48
Net income	105	(44)	61	120	(40)	80	113	(39)	74
Utility plant - net of depreciation	2,441	-	2,441	2,362	-	2,362	2,322	-	2,322
Capital expenditures	210	-	210	164	-	164	115	-	115

17. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2011 and 2010, by quarter, are as follows:

	2011
	March 31	June 30	September 30	December 31
	(In Thousands)
Utility operating revenue	$289,165	$279,943	$320,550	$282,266
Utility operating income	35,726	36,137	48,451	32,339
Net income	13,430	12,534	26,120	8,491

	2010
	March 31	June 30	September 30	December 31
	(In Thousands)
Utility operating revenue	$288,037	$275,047	$305,675	$276,144
Utility operating income	49,605	38,038	52,262	32,533
Net income	26,748	14,273	29,842	9,084

The quarterly figures reflect seasonal and weather-related fluctuations that are normal to IPL’s operations.

************

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of
Indianapolis Power & Light Company

We have audited the accompanying consolidated balance sheets of Indianapolis Power & Light Company and subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indianapolis Power & Light Company and subsidiary at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana
February 24, 2012

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in the Financial Statements and Supplementary Data:

1995B Bonds	$40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project
2011 IPALCO Notes	$375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011
2016 IPALCO Notes	$400 million of 7.25% Senior Secured Notes due April 1, 2016
2018 IPALCO Notes	$400 million of 5.00% Senior Secured Notes due May 1, 2018
AES	The AES Corporation
ARO	Asset Retirement Obligations
ASC	Financial Accounting Standards Board Accounting Standards Codification
CCT	Clean Coal Technology
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Charges
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the United States
IBEW	International Brotherhood of Electrical Workers
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IPL Funding	IPL Funding Corporation
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
Mid-America	Mid-America Capital Resources, Inc.
MISO	Midwest Independent Transmission System Operator, Inc.
NOV	Notice of Violation
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
Purchasers	Royal Bank of Scotland plc and Windmill Funding Corporation
Receivables Sale Agreement	Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009, among IPL, IPL Funding Corporation, as the Seller, Indianapolis Power & Light Company, as the collection Agent, Royal Bank of Scotland plc, as the Agent, the Liquidity Providers and Windmill Funding Corporation
RSG	Revenue Sufficiency Guarantee
RSP	The AES Retirement Savings Plan
SFAS	Statement of Financial Accounting Standards
Supplemental Retirement Plan	Supplemental Retirement Plan of Indianapolis Power & Light Company
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Income
For the Years Ended December 31, 2011, 2010 and 2009
(In Thousands)

	2011	2010	2009

OPERATING REVENUES	$1,171,924	$1,144,903	$1,068,081

OPERATING EXPENSES:
Operation:
Fuel	334,385	322,541	276,422
Other operating expenses	203,286	196,166	200,890
Power purchased	90,159	55,456	46,646
Maintenance	119,152	118,883	102,332
Depreciation and amortization	167,245	164,102	162,167
Taxes other than income taxes	42,435	39,378	35,732
Income taxes - net	62,609	75,939	73,935
Total operating expenses	1,019,271	972,465	898,124
OPERATING INCOME	152,653	172,438	169,957

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	3,950	3,990	2,024
Miscellaneous income and (deductions) - net	9,431	(1,693)	(1,477)
Income (taxes) benefit applicable to nonoperating income	(3,799)	252	(98)
Total other income and (deductions) - net	9,582	2,549	449

INTEREST AND OTHER CHARGES:
Interest on long-term debt	55,231	53,363	55,626
Other interest	1,786	2,136	1,391
Allowance for borrowed funds used during construction	(2,674)	(2,437)	(1,608)
Amortization of redemption premiums and expense on debt	2,494	2,137	1,886
Total interest and other charges-net	56,837	55,199	57,295
NET INCOME	105,398	119,788	113,111
PREFERRED DIVIDEND REQUIREMENTS	3,213	3,213	3,213
NET INCOME APPLICABLE TO COMMON STOCK	$102,185	$116,575	$109,898

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Balance Sheets
(In Thousands)

	December 31, 2011	December 31, 2010
ASSETS
UTILITY PLANT:
Utility plant in service	$4,313,015	$4,096,883
Less accumulated depreciation	1,940,633	1,878,747
Utility plant in service - net	2,372,382	2,218,136
Construction work in progress	52,429	129,634
Spare parts inventory	15,534	12,737
Property held for future use	1,002	1,002
Utility plant - net	2,441,347	2,361,509

OTHER ASSETS:
Investment in long term debt securities	-	41,669
Other - At cost, less accumulated depreciation	944	902
Other assets - net	944	42,571

CURRENT ASSETS:
Cash and cash equivalents	20,606	23,253
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $2,081 and $2,218, respectively)	136,007	140,538
Fuel - at average cost	52,694	37,369
Materials and supplies - at average cost	54,137	51,524
Deferred tax asset - current	12,323	11,291
Regulatory assets	7,424	-
Prepayments and other current assets	16,474	20,026
Total current assets	299,665	284,001

DEFERRED DEBITS:
Regulatory assets	485,932	416,749
Miscellaneous	22,344	14,310
Total deferred debits	508,276	431,059
TOTAL	$3,250,232	$3,119,140

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s equity:
Common Stock	$324,537	$324,537
Paid in capital	13,114	12,579
Retained earnings	443,946	422,364
Accumulated other comprehensive loss	-	(197)
Total common shareholder’s equity	781,597	759,283
Cumulative preferred stock	59,784	59,784
Long-term debt	964,175	936,626
Total capitalization	1,805,556	1,755,693

CURRENT LIABILITIES:
Short-term debt	64,000	50,000
Accounts payable	81,175	83,358
Accrued expenses	24,049	22,848
Accrued real estate and personal property taxes	17,460	16,812
Regulatory liabilities	9,263	8,862
Accrued interest	20,391	19,763
Customer deposits	23,142	20,772
Other current liabilities	11,923	9,986
Total current liabilities	251,403	232,401

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Accumulated deferred income taxes - net	351,510	373,017
Non-current income tax liability	5,354	4,757
Regulatory liabilities	550,432	516,992
Unamortized investment tax credit	9,761	11,433
Accrued pension and other postretirement benefits	258,171	199,288
Miscellaneous	18,045	25,559
Total deferred credits and other long-term liabilities	1,193,273	1,131,046

COMMITMENTS AND CONTINGENCIES (Note 13)
TOTAL	$3,250,232	$3,119,140

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2011, 2010 and 2009
(In Thousands)

	2011	2010	2009

CASH FLOWS FROM OPERATIONS:
Net income	$105,398	$119,788	$113,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,216	161,300	157,814
Amortization of regulatory assets	2,529	6,777	7,726
Deferred income taxes and investment tax credit adjustments - net	(8,306)	(4,884)	(21,890)
Termination of interest rate swap	(12,572)	-	-
Allowance for equity funds used during construction	(3,772)	(3,795)	(1,807)
Gain on sale of nonutility property	(13,320)	-	-
Change in certain assets and liabilities:
Accounts receivable	4,531	(13,461)	266
Fuel, materials and supplies	(17,938)	(764)	(9,093)
Income taxes receivable or payable	8,364	(6,410)	(3,060)
Financial transmission rights	(621)	(1,214)	4,353
Accounts payable and accrued expenses	3,153	19,785	533
Accrued real estate and personal property taxes	648	(6,819)	(3,180)
Accrued interest	2,577	354	2,658
Pension and other postretirement benefit expenses	58,883	13,473	(48,860)
Short-term and long-term regulatory assets and liabilities	(91,761)	(32,475)	75,241
Other - net	5,091	5,703	4,301
Net cash provided by operating activities	210,100	257,358	278,113

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(209,851)	(163,652)	(115,363)
Purchase of long-term investments	-	-	(40,000)
Proceeds from sales and maturities of short-term investments	2,000	-	40,436
Proceeds from sales of assets	13,467	-	84
Grants under the American Recovery and Reinvestment act of 2009	7,919	5,130	-
Other	(18,865)	(10,431)	(7,196)
Net cash used in investing activities	(205,330)	(168,953)	(122,039)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	138,000	9,508	97,700
Short-term debt repayments	(124,000)	(40,000)	(150,391)
Long-term borrowings	234,873	40,000	171,850
Retirement of long-term debt	(169,724)	-	(131,850)
Dividends on common stock	(80,603)	(111,522)	(107,644)
Dividends on preferred stock	(3,213)	(3,213)	(3,213)
Other	(2,750)	(1,640)	(2,077)
Net cash used in financing activities	(7,417)	(106,867)	(125,625)
Net change in cash and cash equivalents	(2,647)	(18,462)	30,449
Cash and cash equivalents at beginning of period	23,253	41,715	11,266
Cash and cash equivalents at end of period	$20,606	$23,253	$41,715

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$53,686	$52,114	$53,953
Income taxes	$66,350	$86,900	$98,750

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Common Shareholder’s Equity
For the Years Ended December 31, 2010, 2009 and 2008
(In Thousands)

	Common Stock	Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Loss		Total
2009
Beginning Balance	$324,537	$10,439	$415,057	$		$750,033
Comprehensive Income attributable to common stock:
Net income applicable to common stock			109,898			109,898
Total Comprehensive Income attributable to common stock						109,898

Cash dividends declared on common stock:			(107,644)			(107,644)
Contributions from IPALCO		1,171				1,171
Balance at December 31, 2009	$324,537	$11,610	$417,311		$-	$753,458
2010
Comprehensive Income attributable to common stock:
Net income applicable to common stock			116,575			116,575
Unrealized loss on available for sale investment (net of income taxes of $134)					(197)	(197)
Total Comprehensive Income attributable to common stock						116,378

Cash dividends declared on common stock:			(111,522)			(111,522)
Contributions from IPALCO		969				969
Balance at December 31, 2010	$324,537	$12,579	$422,364		$(197)	$759,283
2011
Comprehensive Income attributable to common stock:
Net income applicable to common stock			102,185			102,185
Unrealized loss on available for sale investment (net of income taxes of $134)					197	197
Total Comprehensive Income attributable to common stock						102,382

Cash dividends declared on common stock:			(80,603)			(80,603)
Contributions from IPALCO		535				535
Balance at December 31, 2011	$324,537	$13,114	$443,946		$-	$781,597

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2011, 2010 and 2009

1. ORGANIZATION

Indianapolis Power & Light Company (“IPL”) was incorporated under the laws of the state of Indiana in 1926. All of the outstanding common stock of IPL is owned by IPALCO Enterprises, Inc. (“IPALCO”). IPALCO is a wholly-owned subsidiary of The AES Corporation (“AES”). IPALCO was acquired by AES in March 2001. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two combustion turbines at a separate site that are all used for generating electricity. IPL’s net electric generation capacity for winter is 3,492 megawatts and net summer capacity is 3,353 megawatts.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

IPL’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) and in conjunction with the rules and regulations of the Securities and Exchange Commission. The consolidated financial statements include the accounts of IPL and its unregulated subsidiary, IPL Funding. All intercompany items have been eliminated in consolidation. Certain costs for shared resources amongst IPL and IPALCO, such as labor and benefits, are allocated to each entity based on allocation methodologies that management believes to be reasonable. We have evaluated subsequent events through the date this report is issued.

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

Revenues and Accounts Receivable

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, IPL uses complex models that consider various factors including daily generation volumes, known amounts of energy usage by certain customers, estimated line losses and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, IPL estimates line losses on a monthly basis. At December 31, 2011 and 2010, customer accounts receivable include unbilled energy revenues of $44.1 million and $57.4 million, respectively, on a base of annual revenue of $1.2 billion and $1.1 billion in 2011 and 2010, respectively. Our provision for doubtful accounts included in Other operating expenses on the accompanying Consolidated Statements of Income was $3.7 million, $4.0 million and $4.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

IPL’s basic rates include a provision for fuel costs as established in IPL’s most recent rate proceeding, which last adjusted IPL’s rates in 1996. IPL is permitted to recover actual costs of purchased power and fuel consumed, subject to certain restrictions. This is accomplished through quarterly Fuel Adjustment Charges (“FAC”) proceedings, in which IPL estimates the amount of fuel and purchased power costs in future periods. Through these proceedings, IPL is also permitted to recover, in future rates, underestimated fuel and purchased power costs from prior periods, subject to certain restrictions, and therefore the over or underestimated costs are deferred or accrued and amortized into fuel expense in the same period that IPL’s rates are adjusted.

In addition, we are one of many transmission owners of the Midwest Independent Transmission System Operator, Inc. (“MISO”), a regional transmission organization which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. In the MISO market, IPL offers its generation and bids its demand into the market on an hourly basis. The MISO settles these hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation, and demand throughout the MISO region. The MISO evaluates the market participants’ energy offers and demand bids to economically and reliably dispatch the entire MISO system. IPL accounts for these hourly offers and bids, on a net basis, in UTILITY OPERATING REVENUES when in a net selling position and in UTILITY OPERATING EXPENSES - Power Purchased when in a net purchasing position.

Contingencies

IPL accrues for loss contingencies when the amount of the loss is probable and estimable. IPL is subject to various environmental regulations, and is involved in certain legal proceedings. If IPL’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition, and cash flows; although that has not been the case during the periods covered by this report. As of December 31, 2011 and 2010, total loss contingencies accrued were $4.2 million and $2.3 million, respectively, which were included in Other Current Liabilities on the accompanying Consolidated Balance Sheets.

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

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 8.6%, 8.8%, and 8.8% during 2011, 2010, and 2009, respectively.

Utility Plant and Depreciation

Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 3.9%, 4.0%, and 4.0% during 2011, 2010 and 2009, respectively. Depreciation expense was $166.3 million, $160.5 million, and $156.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Derivatives

We have only limited involvement with derivative financial instruments and do not use them for trading purposes. IPL accounts for its derivatives in accordance with ASC 815 “Derivatives and Hedging.” IPL had one interest rate swap agreement, which was terminated in November 2011. IPL entered into this agreement as a means of managing the interest rate exposure on a $40 million unsecured variable-rate debt instrument. The interest settlement amounts from the swap agreement prior to its termination were reported in the financial statements as a component of interest expense.

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

Income Taxes

IPL includes any applicable interest and penalties related to income tax deficiencies or overpayments in the provision for income taxes in its Consolidated Statements of Income. The income tax provision includes gross interest income/(expense) of $0.0 million, $0.7 million and ($0.1 million) for the years ended December 31, 2011, 2010 and 2009, respectively.

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

New Accounting Pronouncements

Financial Accounting Standards Board Accounting Standards Codification 860

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 166 “Accounting for Transfers of Financial Assets,” which amends SFAS 140 and changed the accounting rules for certain sales of accounts receivable effective January 1, 2010, among other things. IPL has one such arrangement that was impacted by SFAS 166. As a result of the adoption of SFAS 166, now known as ASC 860, the accounts receivable sale arrangement between IPL, IPL Funding Corporation (“IPL Funding”) and third party purchasers is now treated as a collateralized borrowing for financial reporting purposes, rather than as a sale, as was previously the case. Please refer to Note 10, “Indebtedness,” for more information.

Fair Value Measurement (Topic 820)

In May 2011, the FASB issued Accounting Standards Update Topic 820 “Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards.” The amendments in this update result in common fair value measurement and disclosure requirements under U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. Consequently, the amendments change the terminology used to describe many of the requirements under U.S. Generally Accepted Accounting Principles for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update are effective for IPL beginning January 1, 2012 and are currently not expected to have a material effect on IPL’s consolidated financial statements.

Comprehensive Income (Topic 220)

In June 2011, the FASB issued Accounting Standards Update Topic 220 “Presentation of Comprehensive Income.” Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for IPL beginning January 1, 2012 and are currently not expected to have a material effect on IPL’s consolidated financial statements.

3. INVESTMENT IN LONG-TERM DEBT SECURITIES

IPL had no investments in debt securities at December 31, 2011. As of December 31, 2010, IPL’s investment in debt securities consisted of available-for-sale debt securities of $41.7 million. Auction rate securities with a recorded value of $1.7 million as of December 31, 2010 were liquidated during the first quarter of 2011 at their face amount of $2.0 million. IPL’s investment in variable rate demand notes at December 31, 2010 consisted of the $40 Million City of Petersburg, Indiana, Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities Series 1995B, Indianapolis Power & Light Company Project (“1995B Bonds”). Beginning on May 6, 2009, as a result of downgrades in the bond insurer’s credit ratings, the swap counterparty exercised its right to pay interest to IPL at the alternative floating rate. As a result, IPL’s effective interest rate for the 1995B Bonds as of August 31, 2009, including the interest rate swap agreement, increased from 5.21% to approximately 12% per annum. In September 2009, in accordance with the terms of the 1995B Bonds, IPL converted the 1995B Bonds from tax-exempt weekly interest rate mode to commercial paper mode and directed the remarketing agent to no longer remarket the 1995B Bonds. In connection with this conversion all of the outstanding 1995B Bonds were tendered back to the trustee. In accordance with the terms of IPL’s committed liquidity facility, the trustee drew $40 million against this facility to fund the tender and the trustee began holding the 1995B Bonds on IPL’s behalf. These bonds did not bear interest while in commercial paper mode since they were held by the trustee; however IPL continued to be liable to a swap counterparty for 5.21% interest. As part of a debt refinancing, the 1995B Bonds were redeemed in November 2011. See Note 10, “Indebtedness” for further discussion.

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

In IPL’s fourteen most recently approved FAC filings (FAC 81 through 94), the IURC found that IPL’s rolling annual jurisdictional retail electric net operating income was lower than the authorized annual jurisdictional net operating income. FAC 94 includes the twelve months ended October 31, 2011. In IPL’s FAC 76 through 80 filings, the IURC found that IPL’s rolling annual jurisdictional retail electric net operating income was greater than the authorized annual jurisdictional net operating income. Because IPL has a cumulative net operating income deficiency, it has not been required to make customer refunds in its FAC proceedings. However, IPL has previously offered voluntary credits to its customers to allay concerns raised by the IURC regarding IPL’s level of earnings.

Purchased power costs below an established benchmark are presumed to be recoverable fuel costs. The current benchmark is based on natural gas prices. Purchased power costs over the benchmark not recovered from our customers have not had a material impact on our results of operations, financial condition, or cash flows to date.

Environmental Compliance Cost Recovery Adjustment (“ECCRA”)

IPL may apply to the IURC for approval of a rate adjustment known as the Environmental Compliance Cost Recovery Adjustment (“ECCRA”) every six months to recover costs to install and/or upgrade Clean Coal Technology (“CCT”) equipment. The total amount of IPL’s CCT equipment approved for ECCRA recovery as of December 31, 2011 was $615.4 million. The jurisdictional revenue requirement that was approved by the IURC to be included in IPL’s rates for the six month period from September 2011 through February 2012 was $48.5 million.

The EPA released the final Utility MACT rule in December 2011 to address HAP emissions from certain electric generating power plants, including mercury, as discussed in “Environmental Matters - Utility MACT”. We had suspended our plan to install the mercury emissions monitoring equipment until the new rule was finalized and are now in the process of determining when to proceed with the installation of such equipment as well as what other equipment is necessary to comply with the final Utility MACT rule. The cost of compliance with such regulations could be material and could adversely affect our business, cash flows and results of operations. We may seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard.

During the years ended December 31, 2011, 2010 and 2009, we made $64.4 million, $53.1 million, and $21.5 million, respectively, in CCT expenditures. The majority of such costs are recoverable as a result of the ECCRA filings described above.

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

In October 2010, IPL filed a petition with the IURC for approval of its plan to comply with the IURC’s Generic DSM Order. In November 2011, IPL received approval from the IURC for a new three-year DSM budget totaling $63.1 million that includes the opportunity for performance based incentives.

In 2010, IPL was awarded a smart grid investment grant for $20 million as part of its $48.9 million Smart Energy Project (including smart grid technology), which will provide its customers with tools to help them more efficiently use electricity and upgrade IPL’s electric delivery system infrastructure. Under the grant, the U.S. Department of Energy is providing nontaxable reimbursements to IPL for up to $20 million of capitalized costs associated with IPL’s Smart Energy Project. These reimbursements are being accounted for as a reduction of the capitalized Smart Energy Project costs. Through December 31, 2011, we have received total grant reimbursements of $13.0 million since the 2010 project inception.

Tree Trimming Practices Investigation

In February 2009, an IPL customer filed a complaint claiming our tree trimming practices were unreasonable and expressed concerns with language contained in our tariff that addressed our tree trimming and tree removal rights. Subsequently, the IURC initiated a generic investigation into electric utility tree trimming practices and tariffs in Indiana. In November 2010, the IURC issued an order in the investigation, which imposed additional requirements on the conduct of tree trimming. The order included requirements on utilities to provide advance customer notice and obtain customer consent or additional easements if existing easements and rights of way are insufficient to permit pruning in accordance with the required industry standards or in the event that a tree would need to have more than 25% of its canopy removed. The order also directed that a rulemaking would be initiated to further address vegetation management practices.

On July 7, 2011, the IURC issued an additional tree trimming order which did not provide the relief we were seeking, but clarified utility customer notice requirements and the relationship of the order to property rights and tariff requirements. It also clarified that in cases of emergency or public safety, utilities may, without customer consent, remove more than 25% of a tree or trim beyond existing easement or right of way boundaries to remedy the situation. The IURC is currently in the process of promulgating formal rules to implement the order. We and other interested parties are participating in this rulemaking process. It is not possible to predict the outcome of the rulemaking process, but this could adversely impact our distribution reliability and significantly increase our vegetation management costs and the costs of defending our vegetation management program in litigation, which could have a material impact on our consolidated financial statements.

Wind Power Purchase Agreements

We are committed under a power purchase agreement to purchase approximately 100 megawatts of wind generated electricity through 2029 from a wind project in Indiana. We are also committed under another agreement to purchase approximately 200 megawatts of wind generated electricity for 20 years from a project in Minnesota, which began commercial operation in October 2011. We have authority from the IURC to recover the costs for both of these agreements through an adjustment mechanism administered within the FAC.

MISO Real Time Revenue Sufficiency Guarantee

The MISO collects Revenue Sufficiency Guarantee (“RSG”) charges from market participants to pay for generation dispatched when the costs of such generation are not recovered in the market clearing price. Over the past several years, there have been disagreements between interested parties regarding the calculation methodology for RSG charges and how such charges should be allocated to the individual MISO participants. The MISO has changed their methodology multiple times. Per past FERC orders, in December 2008, the MISO filed with the FERC its proposed revisions and clarifications to the calculation of the RSG charges and had begun to use its new methodology in January 2009, including making resettlements of previous calculations. In the second quarter of 2009, the FERC withdrew its previous orders related to RSG charges and further directed MISO to cease the ongoing market resettlements and refund process and to reconcile the amounts paid and collected in order to return each market participant to the financial state it was in before the refund process began. This has the potential implication that IPL would no longer be entitled to refunds that were due to IPL under the previous order for periods between April 1, 2005 and November 4, 2007.

In July 2009, IPL filed a Request for Clarification or alternately a Request for Rehearing on this issue alone. In addition to our requests, other interested parties have expressed interest in a different model of allocating RSG charges. Another factor that affects how RSG charges impact IPL is our ability to recover such costs from our customers through our FAC and/or in a future basic rate case proceeding. Under the methodology currently in effect, RSG charges have little effect on IPL’s financial statements as the vast majority of such charges are considered to be fuel costs and are recoverable through IPL’s FAC, while the remainder are being deferred for future recovery in accordance with generally accepted accounting principles in the U.S. However, the IURC’s orders in IPL’s FAC 77, 78 and 79 proceedings approved IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of the FERC proceeding regarding RSG charges and any subsequent appeals therefrom. On August 30, 2010, FERC issued an order approving the RSG Redesign as previously filed under Section 206 on February 23, 2009 and required MISO to make a compliance filing with the changes. On October 29, 2010 the MISO made its compliance filing regarding the RSG Redesign, and indicated that it would subsequently file under Section 205 modifications to the RSG Redesign rate. The MISO also indicated it expected to be ready to implement the RSG Redesign rate on March 1, 2011. On February 15, 2011, the MISO filed to amend its December 1, 2010 filing modifying the RSG Redesign rate, to change the effective date of the proposed modifications to April 1, 2011. FERC issued its order partially accepting the filings on March 31, 2011. On May 2, 2011, MISO submitted a request for rehearing or clarification of FERC’s March 31, 2011 order regarding the allocation of the cost of RSG. As a result, it is not possible to predict how these proceedings will ultimately impact IPL, but we do not believe they will have a material impact on our financial statements.

MISO Transmission Expansion Cost Sharing and FERC Order 1000

Beginning in 2007, MISO transmission owners including IPL began to share the costs of transmission expansion projects with other transmission owners after such projects were approved by the MISO board of directors. Upon approval by the MISO board of directors the transmission owners must make a good faith effort to build and/or pay for the projects. Costs allocated to IPL for the projects of other transmission owners are collected by the MISO per their tariff. See also Senate Bill 251 below under “Environmental Matters.”

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

The MISO’s approved tariff in part already complies with Order 1000. However, Order 1000 will result in changes to transmission expansion costs charged to us by the MISO. Such changes relate to public policy requirements for transmission expansion within the MISO footprint, such as to comply with renewable mandates of other states within the footprint. These charges are difficult to estimate, but are expected to be material to us within a few years; however, it is probable, but not certain, that these costs will be recoverable, subject to IURC approval. Through December 31, 2011, we have deferred as a regulatory asset $2.3 million of MISO transmission expansion costs.

5. UTILITY PLANT IN SERVICE

The original cost of utility plant in service segregated by functional classifications, follows:

	As of December 31,
	2011	2010
	(In Thousands)
Production	$2,684,443	$2,509,755
Transmission	238,762	239,454
Distribution	1,219,070	1,184,433
General plant	170,740	163,241
Total utility plant in service	$4,313,015	$4,096,883

Substantially all of IPL’s property is subject to a $965.3 million direct first mortgage lien, as of December 31, 2011, securing IPL’s first mortgage bonds. Property under capital leases as of December 31, 2011 and 2010 was insignificant. Total non-legal removal costs of utility plant in service at December 31, 2011 and 2010 were $552.0 million and $522.6 million, respectively and total legal removal costs of utility plant in service at December 31, 2011 and 2010 were $16.6 million and $15.6 million, respectively. Please see Note 8, “Asset Retirement Obligations” for further information.

IPL anticipates material additional costs to comply with various pending and final federal legislation and regulations and it is IPL’s intent to seek recovery of any additional costs. The majority of the expenditures for construction projects designed to reduce sulfur dioxides and mercury emissions are recoverable from jurisdictional retail customers as part of IPL’s CCT projects, however, since jurisdictional retail rates are subject to regulatory approval, there can be no assurance that all costs will be recovered in rates.

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

Cash Equivalents

As of December 31, 2011 and 2010, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity, which was $0.5 million and $5.9 million as of December 31, 2011 and 2010, respectively.

Investments in debt securities

As of December 31, 2011 and December 31, 2010, our investment in debt securities consisted of available-for-sale debt securities of $0.0 million and $41.7 million, respectively. Auction rate securities with a recorded value of $1.7 million as of December 31, 2010 were liquidated during the first quarter of 2011 at their face amount of $2.0 million. IPL’s investment in variable rate demand notes at December 31, 2010 consisted of the $40 million 1995B Bonds, which were redeemed in November 2011.

Customer Deposits

Our customer deposits do not have defined maturity dates and therefore, fair value is estimated to be the amount payable on demand, which equaled book value. Customer deposits totaled $23.1 million and $20.8 million as of December 31, 2011 and 2010, respectively.

Pension Assets

As of December 31, 2011, IPL’s pension assets are recognized at fair value in the determination of our net accrued pension obligation in accordance with the guidelines established in ASC 715 and ASC 820, which is described below. For a complete discussion of the impact of recognizing pension assets at fair value, please refer to Note 12, “Pension and Other Postretirement Benefits.”

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

The following table shows the face value and the fair value of fixed rate and variable rate indebtedness for the periods ending:
	December 31, 2011		December 31, 2010
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$965.3	$1,117.9	$857.7	$906.0
Variable-rate	64.0	64.0	130.0	130.0
Total indebtedness	$1,029.3	$1,181.9	$987.7	$1,036.0

The difference between the face value and the carrying value of this indebtedness represents unamortized discounts of $1.1 million and $1.0 million at December 31, 2011 and December 31, 2010, respectively.

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

IPL did not have any financial assets or liabilities measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the periods covered by this report. As of December 31, 2011 and 2010, all (excluding pension assets - see Note 12, “Pension and Other Postretirement Benefits”) of IPL’s financial assets or liabilities measured at fair value on a recurring basis were considered Level 3, based on the fair value hierarchy. The following table presents those financial assets and liabilities:

	Fair Value Measurements Using Level 3 at:
	December 31, 2011	December 31, 2010
	(In Thousands)
Financial assets:
Investments in debt securities (1)	$-	$41,669
Financial transmission rights	2,779	2,158
Total financial assets measured at fair value	$2,779	$43,827

Financial liabilities:
Interest rate swap (1)	$-	$9,426
Other derivative liabilities	181	193
Total financial liabilities measured at fair value	$181	$9,619

(1) These investments were terminated in 2011 with no material impact to the consolidated financial statements.

The following table sets forth a reconciliation of financial instruments classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

	Derivative Financial Instruments, net Liability	Investments in Debt Securities	Total
	(In Thousands)

Balance at January 1, 2010	$(7,433)	$42,000	$34,567
Unrealized losses recognized in OCI	-	(331)	(331)
Unrealized losses recognized in earnings	(22)	-	(22)
Unrealized gain recognized as a regulatory liability	(2,015)	-	(2,015)
Issuances and settlements, net	2,009	-	2,009
Balance at December 31, 2010	$(7,461)	$41,669	$34,208
Unrealized gain recognized in OCI	-	331	331
Unrealized losses recognized in earnings	(15)	-	(15)
Unrealized loss recognized as a regulatory liability	(5,095)	-	(5,095)
Issuances	8,085	-	8,085
Settlements	7,084	(42,000)	(34,916)
Balance at December 31, 2011	$2,598	$-	$2,598

Valuation Techniques

Financial Transmission Rights

In connection with IPL’s participation in the MISO, in the second quarter of each year IPL is granted financial instruments that can be converted into cash or Financial Transmission Rights (“FTRs”) based on IPL’s forecasted peak load for the period. FTRs are used in the MISO market to hedge IPL’s exposure to congestion charges, which result from constraints on the transmission system. IPL converts all of these financial instruments into FTRs. IPL’s FTRs are valued at the cleared auction prices for FTRs in the MISO’s annual auction. Because of the infrequent nature of this valuation, the fair value assigned to the FTRs is considered a Level 3 input under the fair value hierarchy required by ASC 820. An offsetting regulatory liability has been recorded as these revenues or costs will be flowed through to customers through the FAC. As such, there is no impact on our Consolidated Statements of Income.

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

The amounts of regulatory assets and regulatory liabilities at December 31 are as follows:

	2011	2010	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Deferred fuel under-collection	$7,098	$-	Through 2012 (1)
Demand-Side Management program costs	326	-	Through 2012 (1)
Total current regulatory assets	7,424	-

Long-term:
Unrecognized pension and other postretirement benefit plan costs	$306,923	$235,371	Various
Income taxes recoverable from customers	49,525	66,387	Various
Deferred MISO costs	80,367	71,048	To be determined (2)
Unamortized Petersburg unit 4 carrying charges and certain other costs	15,466	16,520	Through 2026 (1)(3)
Unamortized reacquisition premium on debt	29,086	14,249	Over remaining life of debt
Unrealized loss on interest rate swap	-	9,426	Through 2023
Environmental project costs	4,545	3,491	Through 2021 (1)
Other miscellaneous	20	257	To be determined (2)
Total long-term regulatory assets	485,932	416,749
Total regulatory assets	$493,356	$416,749

Regulatory Liabilities
Current:
Deferred fuel over-collection	$-	$1,439	Through 2012 (1)
FTR's	2,779	2,158	Through 2012 (1)
Fuel related	2,500	405	Through 2012 (4)
Environmental project costs	3,984	4,125	Through 2012 (1)
Demand-Side Management program costs	-	735	Through 2012 (1)
Total current regulatory liabilities	9,263	8,862

Long Term:
ARO and accrued asset removal costs	536,920	508,609	Not Applicable
Unamortized investment tax credit	6,370	7,790	Through 2021
Fuel related	7,142	593	To be determined (4)
Total long-term regulatory liabilities	550,432	516,992
Total regulatory liabilities	$559,695	$525,854

(1) Recovered (credited) per specific rate orders
(2) Recovery is probable but timing not yet determined
(3) Recovered with a current return
(4) Per IURC Order, will offset MISO transmission expansion costs beginning October 2011

Deferred Fuel

Deferred fuel costs are a component of current regulatory assets and are expected to be recovered through future FAC proceedings. IPL records deferred fuel in accordance with standards prescribed by the FERC. The deferred fuel adjustment is the result of variances between estimated fuel and purchased power costs in IPL’s FAC and actual fuel and purchased power costs. IPL is permitted to recover underestimated fuel and purchased power costs in future rates through the FAC proceedings and therefore the costs are deferred and amortized into fuel expense in the same period that IPL’s rates are adjusted. Deferred fuel was a regulatory asset of $7.1 million as of December 31, 2011 and a regulatory liability of $1.4 million as of December 31, 2010, respectively. The deferred fuel asset increased $8.5 million in 2011 as a result of IPL underestimating its fuel costs for 2011.

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

Deferred MISO Costs

These consist of administrative costs for transmission services, transmission expansion cost sharing, and certain other operational and administrative costs from the MISO market. IPL received orders from the IURC that granted authority for IPL to defer such costs and seek recovery in a future basic rate case. Recovery of these costs is believed to be probable, but not certain. See Note 4, “Regulatory Matters.”

Unrealized Loss on Interest Rate Swap

The interest rate swap on the 1995B Bonds was used to mitigate interest rate risk. The swap was approved by the IURC as part of IPL’s 1994 financing order. The unrealized loss on the swap was considered in the determination of IPL’s cost of capital for rate making purposes as these amounts are realized through the periodic settlement payments under the swap. In November 2011, we terminated the interest rate swap for $12.6 million. In accordance with ASC 980, IPL has recognized a regulatory asset equal to the $12.6 million termination cost of the interest rate swap, which is included in unamortized reaquisition premium on debt in the above table.

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

8. ASSET RETIREMENT OBLIGATIONS

ASC 420 “Exit or Disposal Cost Obligations” addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation. A legal obligation for purposes of ASC 420 is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppel. ARO liability is included in Miscellaneous on the accompanying Consolidated Balance Sheets.

IPL’s ARO relates primarily to environmental issues involving asbestos, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a reconciliation of the ARO legal liability year end balances:

	2011	2010
	(In Millions)
Balance as of January 1	$15.6	$14.7
Accretion Expense	1.0	0.9
Balance as of December 31	$16.6	$15.6

As of December 31, 2011 and 2010, IPL did not have any assets that are legally restricted for settling its ARO liability.

9. SHAREHOLDER’S EQUITY

Capital Stock

All of the outstanding common stock of IPL is owned by IPALCO. IPL’s common stock is pledged under IPALCO’s $400 million of 7.25% Senior Secured Notes due April 1, 2016 (“2016 IPALCO Notes”) and $400 million of 5.00% Senior Secured Notes due May 1, 2018 (“2018 IPALCO Notes”). There have been no changes in the capital stock of IPL during the three years ended December 31, 2011.

Dividend Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2011, exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its credit agreement, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain a ratio of total debt to total capitalization not in excess of 0.65 to 1, in order to pay dividends. As of December 31, 2011 and as of the filing of this report, IPL was in compliance with all financial covenants and no event of default existed.

Cumulative Preferred Stock of Subsidiary

IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2011, 2010 and 2009, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL’s board of directors. Based on the preferred stockholders’ ability to elect a majority of IPL’s board of directors in this circumstance, the redemption of the preferred shares is considered to be not solely within the control of the issuer and the preferred stock was considered temporary equity and presented in the mezzanine level of the audited consolidated balance sheets in accordance with the relevant accounting guidance for non-controlling interests and redeemable securities. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are now redeemable at par value, subject to certain restrictions, in whole or in part. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2011, 2010 and 2009, preferred stock consisted of the following:

	December 31, 2011		December 31,
	Shares Outstanding	Call Price	2011	2010	2009
			Par Value, plus premium, if applicable
			(In Thousands)
Cumulative $100 par value, authorized 2,000,000 shares
4% Series	47,611	$118.00	$5,410	$5,410	$5,410
4.2% Series	19,331	103.00	1,933	1,933	1,933
4.6% Series	2,481	103.00	248	248	248
4.8% Series	21,930	101.00	2,193	2,193	2,193
5.65% Series	500,000	100.00	50,000	50,000	50,000
Total cumulative preferred stock	591,353		$59,784	$59,784	$59,784

10. INDEBTEDNESS

Restrictions on Issuance of Debt

All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2012. As of December 31, 2011, IPL also has remaining authority from the IURC to, among other things, issue up to $135 million in aggregate principal amount of long-term debt and refinance up to $110 million in existing indebtedness through December 31, 2013, and to have up to $250 million of long-term credit agreements and liquidity facilities outstanding at any one time. IPL also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facility, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on IPL’s credit facility (as well as the amount of certain other fees on the credit facility) are dependent upon the credit ratings of IPL. Downgrades in the credit ratings of AES and/or IPALCO could result in IPL’s credit ratings being downgraded.

Long-Term Debt

The following table presents our long-term indebtedness:

Series	Due	December 31,
		2011	2010
		(In Thousands)
IPL First Mortgage Bonds (see below)
6.30%	July 2013	$110,000	$110,000
4.90%(2)	January 2016	30,000	30,000
4.90%(2)	January 2016	41,850	41,850
4.90%(2)	January 2016	60,000	60,000
5.40%(1)	August 2017	24,650	24,650
5.75%(1)	August 2021	-	40,000
3.875%(2)	August 2021	55,000	-
3.875%(2)	August 2021	40,000	-
4.55%(2)	December 2024	40,000	40,000
5.90%(1)	December 2024	-	20,000
5.95%(1)	December 2029	-	30,000
5.95%(2)	August 2030	-	17,350
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	-
Unamortized discount - net		(1,125)	(1,024)
Total IPL first mortgage bonds		964,175	836,626
IPL Unsecured Debt:
Variable(3)	December 2015	-	40,000
Variable(4)	January 2023	-	40,000
6.375%	November 2029	-	20,000
Total IPL unsecured debt		-	100,000
Net Consolidated IPL Long-term Debt		$964,175	$936,602

(1)First Mortgage Bonds are issued to the city of Petersburg, Indiana, to secure the loan of proceeds from various tax-exempt instruments issued by the city.
(2)First Mortgage Bonds are issued to the Indiana Finance Authority, to secure the loan of proceeds from the tax-exempt bonds issued by the Indiana Finance Authority.
(3)Outstanding draw on a credit facility in order to purchase the 1995B Bonds. The facility was refinanced in December 2010. Please see "Line of Credit" below for details.
(4)Please see, “Variable-Rate Unsecured Debt” below for detail regarding 1995B Bonds and the related swap agreement.

IPL First Mortgage Bonds and Indiana Finance Authority Bond Issuances

The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a first mortgage lien securing indebtedness of $965.3 million as of December 31, 2011. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2011.

In September 2011, the Indiana Finance Authority issued on behalf of IPL an aggregate principal amount of $55.0 million of 3.875% Environmental Facilities Revenue Bonds Series 2011A (Indianapolis Power & Light Company Project) due August 2021 and an aggregate principal amount of $40.0 million of 3.875% Environmental Facilities Refunding Revenue Bonds Series 2011B (Indianapolis Power & Light Company Project) due August 2021. IPL issued $95.0 million aggregate principal amount of first mortgage bonds to the Indiana Finance Authority at 3.875% to secure the loan of proceeds from these two series of bonds issued by the Indiana Finance Authority. Proceeds of these bonds were used to retire $40.0 million of existing 5.75% IPL first mortgage bonds, and for the construction, installation and equipping of pollution control facilities, solid waste disposal facilities and industrial development projects at IPL’s Petersburg generating station.

In November 2011, IPL issued $140 million aggregate principal amount of 4.875% first mortgage bonds due November 2041. Net proceeds from this offering were approximately $138.2 million, after deducting the initial purchasers’ discount and fees and expenses for the offering payable by IPL.  The net proceeds from the offering were used to finance the redemption of the following outstanding indebtedness, including redemption premiums of $1.6 million and to pay related fees and expenses:

  $40.0 million aggregate principal amount of the City of Petersburg, Indiana Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities, 1995B Series (Indianapolis Power & Light Company Project), variable rate, due 2023;
  $20.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste  Disposal Revenue Bonds, 1994A Series (Indianapolis Power & Light Company Project), 5.90% Series, due 2024;
  $30.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste Disposal Revenue Bonds, 1995C Series (Indianapolis Power & Light Company Project), 5.95% Series, due 2029;
  $20.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste Disposal Revenue Bonds, 1996 Series (Indianapolis Power & Light Company Project), 6.375% Series, due 2029; and
  $17.35 million aggregate principal amount of the Indiana Development Finance Authority’s Exempt Facilities Revenue Refunding Bonds, Series 1999 (Indianapolis Power & Light Company Project), 5.95% Series, due 2030.

In addition, IPL used $10.0 million of the net proceeds to partially fund a $12.6 million termination payment on the interest rate swap related to the 1995B Bonds in November 2011.

Variable-Rate Unsecured Debt

IPL had no variable-rate unsecured debt at December 31, 2011. At December 31, 2010, IPL’s variable-rate unsecured debt consisted of the 1995B Bonds and its line of credit agreement (see below). Pursuant to the terms of a Loan Agreement between IPL and the City of Petersburg, IPL was liable for interest and principal on the 1995B Bonds. Our December 31, 2010 balance sheet reflects our obligation on the 1995B Bonds in long-term debt. The 1995B Bonds were held by the trustee on IPL’s behalf. In accordance with the terms of the 1995B Bonds, they did not bear interest while in commercial paper mode since they were held by the trustee, however IPL continued to be liable to a swap counterparty for 5.21% interest. As of the end of 2010, our total effective interest rate on the 1995B Bonds, including the liquidity facility draw and interest rate swap agreement was approximately 6.92% per annum. See Note 3, “Investments in Long-term Debt Securities” for further discussion.

Accounts Receivable Securitization

IPL formed IPL Funding in 1996 as a special-purpose entity to purchase receivables originated by IPL pursuant to a receivables purchase agreement between IPL and IPL Funding. IPL Funding also entered into a sale facility as defined in the Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009, among IPL, IPL Funding Corporation, as the Seller, Indianapolis Power & Light Company, as the Collection Agent, Royal Bank of Scotland plc, as the Agent, the Liquidity Providers and Windmill Funding Corporation (“Receivables Sale Agreement”), which matures April 25, 2012. The Liquidity Providers and Windmill Funding Corporation, collectively, are referred to as the “Purchasers.” Pursuant to the terms of the Receivables Sale Agreement, the Purchasers agree to purchase from IPL Funding, on a revolving basis, interests in the pool of receivables purchased from IPL up to the lesser of (1) an amount determined pursuant to the sale facility that takes into account certain eligibility requirements and reserves relating to the receivables, or (2) $50 million. That amount was $50 million as of December 31, 2011 and December 31, 2010. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold to the maximum amount permitted by the sale facility. IPL Funding is included in the Consolidated Financial Statements of IPL.

Prior to 2010, accounts receivable on IPL’s consolidated balance sheets were stated net of the amounts sold. Because the Purchasers bought an undivided percentage ownership interest in the pool of receivables, which is senior to IPL Funding’s retained interest, the adoption of the updates to ASC 860 requires the arrangement to be treated as a collateralized borrowing prospectively for financial reporting purposes, rather than as a sale, as was allowed under the previous accounting guidance. As such, we have included the $50 million of accounts receivable on our December 31, 2011 consolidated balance sheet to show the amount sold under this arrangement and have recorded a related short term debt obligation of $50 million. ASC 860 also requires specific disclosures for transfers of financial assets to the extent they are considered material to the financial statements. Taking into consideration the obligation to the Purchasers is now treated as debt on IPL’s consolidated balance sheet, the following discussion addresses those disclosures that management believes are material to the financial statements.

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

The total fees paid to the Purchasers recognized on the sales of receivables were $0.6 million and $0.9 million for the years ended December 31, 2011 and 2010, respectively. These amounts were included in Other operating expense on the Consolidated Statement of Income in 2009 and are included in Other interest beginning in 2010.

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

Under the sale facility, if IPL fails to maintain a certain debt-to-capital ratio, it would constitute a “termination event.” As of December 31, 2011, IPL was in compliance with such covenant.

In the event that IPL’s unsecured credit rating falls below BBB- at S&P or Baa3 at Moody’s Investors Service, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a “lock-box” event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock-box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of additional interests in receivables and cause all proceeds of the purchased interests to be used to reduce the Purchaser’s investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased interests in receivables ($50 million as of December 31, 2011).

Line of Credit

In December 2010, IPL entered into a $250 million unsecured revolving credit facilities credit agreement (the “Credit Agreement”) with a syndication of banks. The Credit Agreement includes two facilities: (i) a $209.4 million committed line of credit for letters of credit, working capital and general corporate purposes and (ii) a $40.6 million liquidity facility, which was dedicated for the sole purpose of providing liquidity for certain variable rate unsecured debt issued on behalf of IPL. The Credit Agreement matures on December 14, 2015 and bears interest at variable rates as defined in the Credit Agreement. Prior to execution, IPL had existing general banking relationships with the parties in this agreement. As of December 31, 2011 and 2010, IPL had $14.0 million and $0.0 million outstanding borrowings on the committed line of credit, respectively. Additionally, as of December 31, 2011 and 2010, IPL had $0.0 million and $40 million of outstanding borrowings on the liquidity facility, respectively.

As a result of the November 2011 IPL financing activity described above, the credit agreement was amended in February 2012 to eliminate the $40.6 million liquidity facility and to increase the committed line of credit for letters of credit, working capital and general corporate purposes by the same amount resulting in one facility in the amount of $250 million.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2011, are as follows:

Year	Amount
(In Thousands)
2012	$-
2013	110,000
2014	-
2015	-
2016	131,850
Thereafter	723,450
Total	$965,300

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

On May 10, 2011, the State of Indiana enacted House Bill 1004, which phases in over four years a 2% reduction to the state corporate income tax rate. While the statutory state income tax rate remained at 8.5% for 2011, the deferred tax balances have been adjusted according to the anticipated reversal of temporary differences. Upon enactment of the law in the second quarter of 2011, an initial adjustment was recorded. In the fourth quarter of 2011, the reversal of the temporary differences was re-evaluated and the appropriate adjustment to the deferred tax balances was recorded. The change in required deferred taxes on plant and plant-related temporary differences resulted in a reduction of the associated regulatory asset of $13.0 million in 2011. The change in required deferred taxes on non-property related temporary differences which are not probable to cause a reduction in future base customer rates resulted in a tax benefit of $1.3 million in 2011. The statutory state corporate income tax rate is 8.25% for 2012.

In August 2011, the Internal Revenue Service issued Revenue Procedure 2011-43, which provides a safe harbor method of tax accounting for electric transmission and distribution property. In December 2011, the Internal Revenue Service published regulations (T.D. 9564) under Internal Revenue Code Section 263(a) on the deduction and capitalization of expenditures related to tangible property with an effective date of January 1, 2012. We are evaluating the application of these tax provisions which may significantly change the timing of future income tax payments.

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the year ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
	(In Thousands)
Unrecognized tax benefits at January 1	$4,757	$7,947	$7,756
Gross increases - current period tax positions	753	753	753
Gross decreases - prior period tax positions	(156)	(3,943)	(562)
Unrecognized tax benefits at December 31	$5,354	$4,757	$7,947

The unrecognized tax benefits at December 31, 2011, represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of the deductions will not affect the annual effective tax rate but would accelerate the tax payments to an earlier period.

Tax-related interest expense and income is reported as part of the provision for federal and state income taxes. Penalties, if incurred, would also be recognized as a component of tax expense. As of December 31, 2011 and 2010, IPL has recorded a liability for interest of $0.0 million. The income tax provision includes interest expense/(income) of ($0.0 million), ($0.7 million), and  $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Federal and state income taxes charged to income are as follows:

	2011	2010	2009
	(In Thousands)
Charged to utility operating expenses:
Current income taxes:
Federal	$54,377	$61,999	$74,472
State	16,539	18,818	21,200
Total current income taxes	70,916	80,817	95,672
Deferred income taxes:
Federal	(5,027)	(4,697)	(17,794)
State	(1,608)	1,539	(1,884)
Total deferred income taxes	(6,635)	(3,158)	(19,678)
Net amortization of investment credit	(1,672)	(1,720)	(2,059)
Total charge to utility operating expenses	62,609	75,939	73,935
Charged to other income and deductions:
Current income taxes:
Federal	2,883	(286)	(34)
State	916	39	94
Total current income taxes	3,799	(247)	60
Deferred income taxes:
Federal	(5)	(1)	30
State	5	(4)	8
Total deferred income taxes	-	(5)	38
Net credit to other income and deductions	3,799	(252)	98
Total federal and state income tax provisions	$66,408	$75,687	$74,033

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2011	2010	2009

Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	6.0	6.8	6.9
Amortization of investment tax credits	(1.0)	(0.9)	(1.1)
Depreciation flow through and amortization	0.7	0.4	1.2
Manufacturers’ Production Deduction (Sec. 199)	(2.4)	(2.7)	(2.0)
Change in tax reserves	(0.0)	(0.2)	0.1
Other - net	0.4	0.3	(0.5)
Effective tax rate	38.7%	38.7%	39.6%

Internal Revenue Code Section 199 permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. IPL’s electric production activities qualify for this deduction. The deduction was equal to 6% of qualifying production activity income in 2009 and increased to 9% of qualifying production activity income beginning in 2010 and thereafter. The tax benefit associated with the Internal Revenue Code Section 199 domestic production deduction for 2010 and 2009 was $5.0 million and $3.4 million, respectively. The benefit for 2011 is estimated to be $4.2 million.

The significant items comprising IPL’s net accumulated deferred tax liability recognized on the audited Consolidated Balance Sheets as of December 31, 2011 and 2010, are as follows:

	2011	2010
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$483,261	$503,599
Regulatory assets recoverable through future rates	181,593	163,933
Other	15,288	5,264
Total deferred tax liabilities	680,142	672,796
Deferred tax assets:
Investment tax credit	3,855	4,633
Regulatory liabilities including ARO	220,491	214,945
Employee benefit plans	106,243	81,900
Other	10,366	9,592
Total deferred tax assets	340,955	311,070
Accumulated net deferred tax liability	339,187	361,726
Less: Net current deferred tax asset	(12,323)	(11,291)
Accumulated deferred income taxes - net	$351,510	$373,017

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

Approximately 85% of IPL’s active employees are covered by the Employees’ Retirement Plan of Indianapolis Power & Light Company (“Defined Benefit Pension Plan”) as well as the Employees’ Thrift Plan of Indianapolis Power & Light Company (“Thrift Plan”). The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 15% of active employees are covered by the AES Retirement Savings Plan. The AES Retirement Savings Plan (“RSP”) is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while International Brotherhood of Electrical Workers (“IBEW”) physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. Beginning in 2007, IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan. This lump sum is in addition to the IPL match of participant contributions up to 5% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee’s pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan of Indianapolis Power & Light Company (“Supplemental Retirement Plan”). The total number of participants in the plan as of December 31, 2011 was 26. The plan is closed to new participants.

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 188 active employees and 84 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2011. The plan is unfunded. These postretirement health care benefits and the related obligation were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits as of December 31,
	2011	2010
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at beginning Measurement Date (see below)	$607,408	$548,779
Service cost	7,234	6,590
Interest cost	31,828	31,577
Plan settlements	-	(359)
Actuarial (gain) loss	62,587	39,275
Amendments (primarily increases in pension bands)	82	11,223
Benefits paid	(29,878)	(29,677)
Projected benefit obligation at ending Measurement Date	679,261	607,408
Change in plan assets:
Fair value of plan assets at beginning Measurement Date	412,612	367,463
Actual return on plan assets	6,305	46,483
Employer contributions	37,345	28,701
Plan settlements	-	(359)
Benefits paid	(29,878)	(29,677)
Fair value of plan assets at ending Measurement Date	426,384	412,611
Funded status	$(252,877)	$(194,797)
Amounts recognized in the statement of financial position under ASC 715:
Current liabilities	$-	$-
Noncurrent liabilities	(252,877)	(194,797)
Net amount recognized	$(252,877)	$(194,797)
Sources of change in regulatory assets(1):
Prior service cost (credit) arising during period	$82	$11,223
Net loss (gain) arising during period	88,450	22,042
Amortization of prior service (cost) credit	(4,346)	(3,476)
Recognition of gain (loss) due to settlement	-	(204)
Amortization of gain (loss)	(13,306)	(11,838)
Total recognized in regulatory assets(1)	$70,880	$17,747
Total amounts included in accumulated other comprehensive income (loss)	NA(1)	NA(1)
Amounts included in regulatory assets and liabilities(1)
Net loss (gain)	$283,089	$207,945
Prior service cost (credit)	30,732	34,996
Total amounts included in regulatory assets (liabilities)	$313,821	$242,941

(1)Represents amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid (accrued) benefit costs.

Effect of ASC 715

ASC 715 requires a portion of pension and other postretirement liabilities to be classified as current liabilities to the extent the following year’s expected benefit payments are in excess of the fair value of plan assets. As each Pension Plan has assets with fair values in excess of the following year’s expected benefit payments, no amounts have been classified as current. Therefore, the entire net amount recognized in IPL’s Consolidated Balance Sheets of $252.9 million is classified as a long-term liability.

Information for Pension Plans with a benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2011	2010
	(In Thousands)
Benefit obligation	$679,261	$607,408
Plan assets	426,384	412,612
Benefit obligation in excess of plan assets	$252,877	$194,796

IPL’s total benefit obligation in excess of plan assets was $252.9 million as of December 31, 2011 ($252.0 million Defined Benefit Pension Plan and $0.9 million Supplemental Retirement Plan).

Information for Pension Plans with an accumulated benefit obligation in excess of plan assets

	Pension benefits as of December 31,
	2011	2010
	(In Thousands)
Accumulated benefit obligation	$664,212	$592,419
Plan assets	426,384	412,612
Accumulated benefit obligation in excess of plan assets	$237,828	$179,807

IPL’s total accumulated benefit obligation in excess of plan assets was $237.8 million as of December 31, 2011 ($236.9 million Defined Benefit Pension Plan and $0.9 million Supplemental Retirement Plan).

Pension Benefits and Expense

The 2011 net actuarial loss of $88.4 million is comprised of two parts (net): (1) $25.8 million of pension asset actuarial loss is primarily due to the lower than expected return on assets, and (2) $62.6 million of pension liability actuarial loss is primarily due to a decrease in the discount rate that is used to value pension liabilities. The unrecognized net loss of $283.1 million in the Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”) has accumulated over time primarily due to the long-term declining trend in corporate bond rates, the lower than expected return on assets during the years 2008 and 2011, and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of participants, since ASC 715 was adopted. The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 11 years based on estimated demographic data as of December 31, 2011. The projected benefit obligation of $679.3 million, less the fair value of assets of $426.4 million results in a funded status of ($252.9 million) at December 31, 2011.

	Pension benefits for years ended December 31,
	2011	2010	2009
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$7,234	$6,590	$6,319
Interest cost	31,828	31,577	32,066
Plan Settlements	-	204	256
Expected return on plan assets	(32,168)	(29,250)	(24,150)
Amortization of prior service cost	4,346	3,476	3,523
Recognized actuarial loss	13,306	11,838	16.279
Total pension cost	24,546	24,435	34,293
Less: amounts capitalized	2,258	2,321	2,469
Amount charged to expense	$22,288	$22,114	$31,824
Rates relevant to each year's expense calculations:
Discount rate - defined benefit pension plan	5.38%	5.93%	6.26%
Discount rate - supplemental retirement plan	5.09%	5.27%/5.08% (1)	6.31%/5.06%(2)
Expected return on defined benefit pension plan assets	7.75%	8.00%	8.00%
Expected return on supplemental retirement plan assets	7.75%	8.00%	8.00%
(1)   5.27% for the period January 1, 2010 thru May 31, 2010, 5.08% for the settlement on May 31, 2010 and the period June 1, 2010 through December 31, 2010.
(2)   6.31% for the period January 1, 2009 thru November 30, 2009, 5.06% for the settlement on November 30, 2009 and the period December 1, 2009 thru December 31, 2009.

Pension expense for the following year is determined as of the December 31st measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets and a discount rate used to determine the projected benefit obligation. In establishing our expected long-term rate of return assumption, we consider historical returns, as well as, the expected future weighted-average returns for each asset class based on the target asset allocation. For 2011, pension expense was determined using an assumed long-term rate of return on plan assets of 7.75%. As of the December 31, 2011 measurement date, IPL decreased the discount rate from 5.38% to 4.56% for the Defined Benefit Pension Plan and decreased the discount rate from 5.09% to 4.37% for the Supplemental Retirement Plan. The discount rate assumption affects the pension expense determined for 2012. In addition, IPL decreased the expected long-term rate of return on plan assets from 7.75% to 7.50% effective January 1, 2012. The expected long-term rate of return assumption affects the pension expense determined for 2012. The effect on 2012 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($1.4 million) and $1.4 million, respectively. The effect on 2012 total pension expense of a 100 basis point increase and decrease in the expected long-term rate of return on plan assets is ($4.3 million) and $4.3 million, respectively.

Expected amortization

The estimated net loss and prior service cost for the Pension Plans that will be amortized from the regulatory asset into net periodic benefit cost over the 2012 plan year are $19.5 million and $4.2 million, respectively (Defined Benefit Pension Plan of $19.3 million and $4.2 million, respectively; and the Supplemental Retirement Plan of $0.2 million and $0.0 million, respectively).

Pension Assets

Fair Value Measurements

In May 2011, the FASB issued Accounting Standards Update 2011-04 “Fair Value Measurement” which represents converged guidance with the International Accounting Standards Board and the FASB. The boards believe Accounting Standards Update 2011-04 will reduce complexity in applying the principles of fair value and improve consistency in financial reporting across jurisdictions. Accounting Standards Update 2011-04 has minimal effect on IPL. The effect on IPL is to disclose any transfers of pension assets between Level 1 and Level 2. IPL had a transfer of pension assets with a fair value of $20.6 million from Level 1 to Level 2 in January 2011.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1 “Employers’ Disclosure about Postretirement Benefit Plan Assets” which requires additional disclosures about assets held in employer’s defined benefit pension or other postretirement plans.

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

Investments in hedge funds are valued utilizing the observable net asset values (NAVs) of the Plan’s interest as of year-end, provided by the underlying hedge fund, the Plan may redeem its ownership interests in hedge funds at NAV, with 65 days’ notice, on a quarterly basis.

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

The investment management of the pension assets are managed with the following asset allocation guidelines:

	Lower Limit	Target Allocation	Upper Limit	Return(2)	Risk(3)
Liability Hedging Portfolio (1)
Liability Managed Fixed Income	10.0%	16.0%	40.0%	6.5%	5.4%
Core Fixed Income	10.0%	16.0%	22.0%	5.7%	3.8%

Growth Portfolio
High Yield Fixed Income	3.0%	8.0%	13.0%	8.0%	9.5%
U.S. Large Cap Equity	20.0%	30.0%	40.0%	10.5%	15.4%
U.S. Mid Cap Equity	2.5%	5.0%	7.5%	11.3%	17.0%
U.S. Small Cap Equity	2.5%	5.0%	7.5%	11.9%	19.7%
International Equity	5.0%	10.0%	15.0%	9.9%	17.6%
REIT	0.0%	5.0%	10.0%	10.4%	18.7%
Hedge Funds (4)	0.0%	5.0%	10.0%	9.4%	8.5%

(1) Upper limit for all assets held in the Liability Hedging Portfolio is 40%
(2) Expected long-term annual return
(3) Expected standard deviation
(4) Alternative investments (combined) not to exceed 10%

The fair values of the pension plan assets at December 31, 2011, by asset category are as follows:

	Fair Value Measurements at December 31, 2011 (in thousands)

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs

Asset Category	Total	(Level 1)	(Level 2)%

Cash and cash equivalents	$14,922	$14,922	$-	3%

Equity securities:
U.S. small cap value	17,478	17,478	-	4%
U.S. small cap growth	100	100	-	-
U.S. small-mid cap growth	18,392	18,392	-	4%
U.S. mid cap core	334	334	-	-
U.S. large cap value (1)	41,497	21,091	20,406	10%
U.S. large cap growth (2)	41,040	668	40,372	10%
U.S. large cap core	43,023	43,023	-	10%
International developed markets (3)	36,120	36,120	-	8%
Preferred stock	717	717	-	-
REIT - domestic	20,489	20,489	-	5%

Fixed Income securities:
International developed markets	59	59	-	-
International emerging markets	128	128	-	-
Government debt securities (4)	30,868	30,868	-	7%
High yield	36,481	36,481	-	9%
Mortgage backed securities	6,255	6,255	-	1%
Asset backed securities	5,499	5,499	-	1%
Collateralized mortgage obligations	2,472	2,472	-	2%
Corporate bonds (5)	78,078	78,078	-	18%

Other types of investments:
Equity long/short fund of funds hedge fund (6)	31,971	-	31,971	7%
Multi-strategy fund of funds hedge fund(7)	461	-	461	1%

Total	$426,384	$333,174	$93,210	100%

(1) This category includes 49% of low-cost equity index funds that track the Russell 1000 Value index.
(2) This category includes a) 49% of low-cost equity index funds that track the Russell 1000 Growth index and b) 49% of an additional large cap growth commingled fund.
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
(8) On January 26, 2011, Level 1 securities with a fair value of $20.6 million were transferred to a commingled fund. This resulted in a transfer of $20.6 million from Level 1 to Level 2 because the fair value of the interest in the commingled fund is classified as Level 2 within the fair value hierarchy.

The fair values of the pension plan assets at December 31, 2010, by asset category are as follows:

	Fair Value Measurements at December 31, 2010 (in thousands)

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs

Asset Category	Total	(Level 1)	(Level 2)%

Cash and cash equivalents	$69,345	$69,345	$-	17%

Equity securities:
U.S. small cap value	23,484	23,484	-	6%
U.S. small cap growth	213	213	-	-
U.S. small-mid cap growth	25,665	25,665	-	6%
U.S. mid cap core	346	346	-	-
U.S. large cap value (1)	38,936	22,256	16,680	9%
U.S. large cap growth (2)	41,344	21,623	19,721	10%
U.S. large cap core	42,251	42,251	-	10%
International developed markets (3)	36,163	36,163	-	9%
Preferred stock	728	728	-	-
REIT - domestic	10,665	10,665	-	3%

Fixed Income securities:
International developed markets	59	59	-	-
International emerging markets	129	129	-	-
Government debt securities (4)	32,621	32,621	-	8%
High yield	39,130	39,130	-	9%
Mortgage backed securities	6,724	6,724	-	2%
Asset backed securities	4,537	4,537	-	1%
Collateralized mortgage obligations	353	353	-	-
Corporate bonds (5)	23,884	23,884	-	6%

Other types of investments:
Equity long/short fund of funds hedge fund (6)	14,932	-	14,932	4%
Multi-strategy fund of funds hedge fund(7)	1,102	-	1,102	0%

TOTAL	$412,611	$360,176	$52,435	100%

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

Pension Funding

We contributed $37.3 million, $28.7 million, and $20.1 million to the Pension Plans in 2011, 2010, and 2009, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to revert back to IPL during 2012.

From a funding perspective, IPL’s funding target liability shortfall is estimated to be approximately $135 million as of January 1, 2012. The shortfall must be funded over seven years. In addition, IPL must also contribute the normal service cost earned by active participants during the plan year. The funding normal cost is expected to be about $8.7 million in 2012, which includes $3.0 million for plan expenses.   Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven year period. IPL is required to fund approximately $47.8 million during 2012. However, IPL may decide to contribute more than $47.8 million to meet certain funding thresholds. IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2011 and 2010 were $29.9 million and $29.7 million respectively. Projected benefit payments are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2012	$32,108
2013	33,202
2014	34,447
2015	35,707
2016	36,679
2017 through 2021 (in total)	200,379

Defined Contribution Plans

All of IPL’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 85% of IPL’s active employees are covered by the Thrift Plan. The Thrift Plan is a qualified defined contribution plan. All union new hires are covered under the Thrift Plan, while non-union new hires are covered by the RSP.

Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds. The IBEW clerical-technical union new hires, in addition to the IPL match, receive an annual lump sum company contribution into the Thrift Plan. Employer contributions to the Thrift Plan were $2.9 million, $2.9 million and $2.9 million for 2011, 2010 and 2009, respectively.

The AES Retirement Savings Plan

Approximately 15% of IPL’s active employees are covered by the RSP. The RSP is a qualified defined contribution plan containing a profit sharing component. Participants elect to make contributions to the RSP based on a percentage of their taxable compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s taxable compensation. In addition, the RSP has a profit sharing component whereby IPL contributes a percentage of each employee’s annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board of Directors on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the RSP were $0.8 million, $0.7 million and $2.3 million for 2011, 2010 and 2009, respectively.

13. COMMITMENTS AND CONTINGENCIES

Legal Loss Contingencies

IPL is a defendant in less than fifty pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant”, which means that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

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

New Source Review

In October 2009, IPL received a Notice of Violation (“NOV”) and Finding of Violation from the EPA pursuant to the Federal Clean Air Act  Section 113(a). The NOV alleges violations of the Federal Clean Air Act at IPL’s three coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and nonattainment New Source Review requirements under the Federal Clean Air Act. Since receiving the letter, IPL management has met with the EPA staff regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard. IPL has recorded a contingent liability related to this matter.

14.  SALE OF OATSVILLE COAL RESERVE

In June 2011, IPL completed the sale of coal rights and a small piece of land in Indiana (the “Oatsville Coal Reserve”) for a sale price of $13.5 million. The property had a carrying value of $0.2 million included in Other Investments on the accompanying Audited Consolidated Balance Sheets at December 31, 2010. The total gain recognized on the sale of $13.3 million was included in Miscellaneous Income and (Deductions) - Net under Other Income and (Deductions) in the accompanying Audited Consolidated Statements of Income.

15. RELATED PARTY TRANSACTIONS

IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly-owned subsidiary of AES. IPL is not self-insured on property insurance with the exception of a $5 million self-insured retention per occurrence. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPL also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third party insurance company. The premiums paid to this third party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by the third party administrator. This trust fund pays aggregate claims up to $30 million. Claims above the $30 million aggregate will be covered by separate insurance policies issued by a syndicate of third party carriers. These policies provide coverage of $1 billion per occurrence. The cost to IPL of coverage under this program was approximately $3.2 million, $4.0 million, and $3.9 million in 2011, 2010, and 2009, respectively, and is recorded in Other operating expenses on the accompanying Consolidated Statements of Income. As December 31, 2011 and 2010, we had prepaid approximately $1.5 million and $1.7 million, respectively, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $22.6 million, $21.0 million, and $20.5 million in 2011, 2010 and 2009, respectively, and is recorded in Other operating expenses on the accompanying Consolidated Statements of Income. As of December 31, 2011 and 2010 we had prepaid approximately $2.1 million and $2.8 million for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries, including IPL. Under a tax sharing agreement with IPALCO, IPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPL had a receivable/(payable) balance under this agreement of $(0.9) million and $7.7 million as of December 31, 2011, and 2010, respectively, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

Long-term Compensation Plan

During 2011, 2010 and 2009, many of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units and options to purchase shares of AES common stock. All such components vest in thirds over a three year period and the terms of the AES restricted stock units issued prior to 2011 also include a two year minimum holding period after the awards vest. Awards made in 2011 and for subsequent years will not be subject to a two year holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2011, 2010 and 2009 was $1.2 million, $1.7 million and $1.4 million, respectively and was included in Other Operating Expenses on IPL’s Consolidated Statements of Income. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPL’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation - Stock Compensation.”

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

17. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2011 and 2010, by quarter, are as follows:

	2011
	March 31	June 30	September 30	December 31
	(In Thousands)
Operating revenue	$289,165	$279,943	$320,550	$282,266
Operating income	35,726	36,137	48,451	32,339
Net income	23,189	30,547	34,810	16,852

	2010
	March 31	June 30	September 30	December 31
	(In Thousands)
Operating revenue	$288,037	$275,047	$305,675	$276,144
Operating income	49,605	38,038	52,262	32,533
Net income	36,160	24,681	39,455	19,492

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Rules 13a-15(e) and 15-d-15(e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of December 31, 2011. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of December 31, 2011, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO).

Management’s Conclusion on Internal Control over Financial Reporting

Management has concluded that, as of December 31, 2011, the Company maintained effective internal controls over financial reporting.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Financial Audit Committee of The AES Corporation pre-approved the audit and non-audit services provided by the independent auditors for 2011 and 2010 for itself and its subsidiaries, including IPALCO Enterprises, Inc. and its subsidiaries. The AES Financial Audit Committee maintained its policy established in 2002 within which to judge if the independent auditor may be eligible to provide certain services outside of its main role as outside auditor. Services within the established framework include audit and related services and certain tax services. Services outside of the framework require AES Financial Audit Committee approval prior to the performance of the service. The Sarbanes-Oxley Act of 2002 addresses auditor independence and this framework is consistent with the provisions of the Act. No services performed by the independent auditor with respect to IPALCO and its subsidiaries were approved after the fact by the AES Financial Audit Committee other than those that were considered to be de minimis and approved in accordance with Regulation 2-01(c)(7)(i)(c) to Regulation S-X of the Exchange.

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

The following table lists fees billed to IPALCO for products and services provided by our principal accountants:

	Years Ended December 31,
	2011	2010

Audit Fees	$882,000	$895,500
Audit Related Fees:
Fees for the audit of IPL’s employee benefit plans	53,000	51,500
Assurance services for debt offering documents	164,425	-
Total Principal Accounting Fees and Services	$1,099,425	$947,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)     Index to the financial statements, supplementary data and financial statement schedules

 (b)     Exhibits

EXHIBIT NO.	DOCUMENT
3.1*	Second Amended and Restated Articles of Incorporation
3.2*	Amended and Restated By-Laws of IPALCO Enterprises, Inc.
4.1*	Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A. dated as of November 14, 2011
4.2*	Mortgage and Deed of Trust, dated as of May 1, 1940, between IPL and the Bank of new York Mellon Trust Company, NA as successor in interest to American National Bank & Trust Company of Chicago, Trustee
4.3	The following supplemental indentures to the Mortgage and Deed of Trust referenced in 4.2 above:

*Third Supplemental Indenture dated as of April 1, 1949

*Tenth Supplemental Indenture dated as of October 1, 1960

*Eighteenth Supplemental Indenture dated as of February 15, 1974

*Thirty-Seventh Supplemental Indenture dated as of October 1, 1993

*Forty-Seventh Supplemental Indenture dated as of August 1, 2003

*Forty-Eighth Supplemental Indenture dated as of January 1, 2004

*Fifty-Second Supplemental Indenture dated as of September 1, 2006

*Fifty-Third Supplemental Indenture dated as of October 1, 2006

*Fifty-Fourth Supplemental Indenture dated as of June 1, 2007

*Fifty-Fifth Supplemental Indenture dated as of May 1, 2009

*Fifty-Sixth Supplemental Indenture dated as of May 1, 2009

*Fifty-Seventh Supplemental Indenture dated as of May 1, 2009

*Fifty-Eighth Supplemental Indenture dated as of August 1, 2011

*Fifty-Ninth Supplemental Indenture dated as of August 1, 2011

Sixtieth Supplemental Indenture dated as of November 1, 2011

4.4*	Indenture between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, dated April 15, 2008 for the 7.25% Senior Secured Notes Due 2016. (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s April 17, 2008 Form 8-K)
4.5*	Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor Collateral Agent, dated as of April 15, 2008, to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001.
4.6*	Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor Collateral Agent, dated as of May 18, 2011to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001.
4.7*	Indenture between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 18, 2011 for the 5.00% Senior Secured Notes due 2018
10.1*	Interconnection Agreement, dated April 1, 2008, between American Electric Power Service Corporation, as agent for Indiana Michigan Power Company, and IPL
10.2*	Interconnection Agreement, dated December 2, 1969, between IPL and Southern Indiana Gas and Electric Company as modified through Modification Number 11
10.3*	Interconnection Agreement dated December 1, 1981, between IPL and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification 6
10.4*	Tenth supplemental agreement to Interconnection Agreement between IPL and PSI Energy, Inc., dated as of June 26, 2002, amending and completely restating prior agreements.
10.5*	IPALCO 1999 Stock Incentive Plan
10.6*	$250,000,000 Revolving Credit Facilities Credit Agreement by and among Indianapolis Power & Light Company The Lenders Party Hereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Sole Lead Arranger, Bank of America, N.A. as Syndication Agent and Union Bank, N.A., as Documentation Agent, dated as of December 14, 2010
10.7*	First Amendment, dated as of March 14, 2011 to $250,000,000 Revolving Credit Facilities Credit Agreement by and among Indianapolis Power & Light Company, The Lenders Party Hereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Sole Lead Arranger, Bank of America, N.A. as Syndication Agent and Union Bank, N.A., as Documentation Agent, dated as of December 14, 2010
10.8	Second Amendment, dated as of February 21, 2012 to $250,000,000 Revolving Credit Facilities Credit Agreement by and among Indianapolis Power & Light Company, The Lenders Party Hereto, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, as Administrative Agent, dated as of December 14, 2010
12*	Computation of Ratio of Earnings to Fixed Charges
21*	Subsidiaries of the Company
23.1*	Consent of Ernst & Young LLP
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certification required by Rule 13a-14(b) or 15d-14(b).
99.1*	Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009 among IPL Funding Corporation, as the Seller, Indianapolis Power & Light Company, as the Collection Agent, The Royal Bank of Scotland PLC, as the Agent, The Liquidity Providers from time to time Party Hereto, and Windmill Funding Corporation
99.2*	First Amendment dated as of November 20, 2009 to the Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009
99.3*	Second Amendment dated as of May 25, 2010 to the Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009
99.4*	Third Amendment dated as of April 27, 2011to the Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009
101.INS	XBRL Instance Document (furnished herewith as provided in Rule 406T of Regulation S-T).
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith as provided in Rule 406T of Regulation S-T).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T).
* Incorporated by reference to IPALCO’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 11, 2011.

 (c)     Financial Statement Schedules

Schedules other than those listed below are omitted as the information is either not applicable, not required, or has been furnished in the financial statements or notes thereto included in Item 8 hereof.

SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

IPALCO ENTERPRISES, INC.
SCHEDULE 1 - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Unconsolidated Balance Sheets
(In Thousands)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,135	$4,915
Deferred tax asset - current	28	23
Prepayments and other current assets	56	76
Total current assets	3,219	5,014

OTHER ASSETS:
Investment in subsidiaries	786,926	765,751
Other investments	2,707	2,706
Deferred tax asset - long term	143	38
Deferred financing costs	9,728	5,731
Total other assets	799,504	774,226
TOTAL	$802,723	$779,240

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Paid in capital	$11,367	$10,811
Accumulated deficit	(17,213)	(15,344)
Total common shareholder’s deficit	(5,846)	(4,533)
Long-term debt	796,141	395,727
Total capitalization	790,295	391,194

CURRENT LIABILITIES:
Current portion of long-term debt	-	375,000
Accounts payable and accrued expenses	237	215
Accrued income taxes	1,588	1,427
Accrued interest	10,583	11,383
Total current liabilities	12,408	388,025

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:	20	21
TOTAL	$802,723	$779,240

See notes to SCHEDULE I.

IPALCO ENTERPRISES, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Unconsolidated Statements of Income
(In Thousands)

	2011	2010	2009

Equity in earnings of subsidiaries	$101,240	$116,062	$108,873
Loss on early extinguishment of debt	(15,422)	-	-
Income tax benefit - net	28,641	24,872	25,481
Interest on long-term debt	(54,002)	(61,344)	(61,344)
Amortization of redemption premiums and expense on debt	(2,205)	(2,037)	(1,892)
Other - net	(890)	(822)	(563)
NET INCOME	$57,362	$76,731	$70,555

See notes to SCHEDULE I.

IPALCO ENTERPRISES, INC.
SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Unconsolidated Statements of Cash Flows
(In Thousands)

	2011	2010	2009

CASH FLOWS FROM OPERATIONS:
Net income	$57,362	$76,731	$70,555
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of subsidiaries	(101,240)	(116,062)	(108,873)
Cash dividends received from subsidiary companies	80,603	111,549	107,678
Amortization of debt issuance costs and discounts	2,205	2,037	1,892
Deferred income taxes - net	(111)	(669)	11
Loss on early extinguishment of debt	15,422	-	-
Change in certain assets and liabilities:
Income taxes receivable or payable	160	716	1,048
Accounts payable and accrued expenses	(639)	15	(9)
Accrued interest	(800)	-	-
Other - net	711	(139)	(258)
Net cash provided by operating activities	53,673	74,178	72,044

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	11	(73)	-
Net cash provided by (used in) investing activities	11	(73)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	399,708	-	-
Retirement of long-term debt	(389,421)	-	-
Dividends on common stock	(59,231)	(73,200)	(70,900)
Other - net	(6,520)	-	-
Net cash used in financing activities	(55,464)	(73,200)	(70,900)
Net change in cash and cash equivalents	(1,780)	905	1,144
Cash and cash equivalents at beginning of period	4,915	4,010	2,866
Cash and cash equivalents at end of period	$3,135	$4,915	$4,010

See notes to SCHEDULE I.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Unconsolidated Statement of Common Shareholder’s Deficit
(In Thousands)

	Paid in Capital	Accumulated Deficit	Total
2009
Beginning Balance	$8,624	$(18,530)	$(9,906)
Comprehensive Income:
Net income applicable to common stock		70,555	70,555
Total Comprehensive Income			70,555

Distributions to AES		(70,900)	(70,900)
Contributions from AES	1,196		1,196
Balance at December 31, 2009	$9,820	$(18,875)	$(9,055)
2010
Comprehensive Income:
Net income applicable to common stock		76,731	76,731
Total Comprehensive Income			76,731

Distributions to AES		(73,200)	(73,200)
Contributions from AES	991		991
Balance at December 31, 2010	$10,811	$(15,344)	$(4,533)
2011
Comprehensive Income:
Net income applicable to common stock		57,362	57,362
Total Comprehensive Income			57,362

Distributions to AES		(59,231)	(59,231)
Contributions from AES	556		556
Balance at December 31, 2011	$11,367	$(17,213)	$(5,846)

See notes to SCHEDULE I.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Notes to Schedule I

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for Subsidiaries and Affiliates - IPALCO Enterprises, Inc. has accounted for the earnings of its subsidiaries on the equity method in the unconsolidated condensed financial information.

2. INDEBTEDNESS

The following table presents IPALCO’s long-term indebtedness:

Series	Due	December 31,
		2011	2010
		(In Thousands)
Long-Term Debt
8.625% Senior Secured Notes	November 2011	$-	$375,000
7.250% Senior Secured Notes	April 2016	400,000	400,000
7.250% Senior Secured Notes	May 2018	400,000	-
Unamortized discount - net		(3,859)	(4,273)
Total Long-term Debt		796,141	770,727
Less: Current Portion of Long-term Debt		-	375,000
Net Long-term Debt		$796,141	$395,727

Long-term Debt

IPALCO’s Senior Secured Notes

In May 2011, IPALCO completed the sale of $400 million of 5.00% Senior Secured Notes due May 1, 2018 (“2018 IPALCO Notes”) pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2018 IPALCO Notes were issued pursuant to an Indenture dated May 18, 2011, by and between IPALCO and The Bank of New York Mellon Trust Company, N.A., as trustee. These notes were subsequently exchanged for new notes with identical terms and like principal amounts, which were registered with the Securities and Exchange Commission pursuant to a registration statement on Form S-4 made effective in November 2011. In connection with this issuance, IPALCO conducted a tender offer to repurchase for cash any and all of IPALCO’s then outstanding $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 (“2011 IPALCO Notes”). As a result, IPALCO no longer has indebtedness with an interest rate that changes due to changes in its credit ratings. Additionally, IPALCO no longer has any debt with financial ratio maintenance covenants; although its articles of incorporation continue to contain the same financial ratios restricting dividend payments and intercompany loans to AES as were included in the 2011 IPALCO Notes.

The 2018 IPALCO Notes were priced to the public at 99.927% of par. Net proceeds to IPALCO were $394.7 million after deducting underwriting costs and the discount. These costs and other related financing costs are being amortized through 2018 using the effective interest method. We used the net proceeds to repurchase all of the outstanding 2011 IPALCO Notes through the tender offer and to subsequently redeem all of the remaining 2011 IPALCO Notes not tendered in the second quarter of 2011. A portion of the proceeds was also used to pay the early tender premium of $14.4 million and other fees and expenses related to the tender offer and the redemption of the 2011 IPALCO Notes, as well as other fees and expenses related to the issuance of the 2018 IPALCO Notes. The total loss on early extinguishment of debt of $15.4 million was included as a separate line item within Other Income and Deductions in the accompanying audited Consolidated Statements of Income.

The 2018 IPALCO Notes are secured by IPALCO’s pledge of all of the outstanding common stock of IPL. The lien on the pledged shares is shared equally and ratably with IPALCO’s existing senior secured notes. IPALCO has entered into a Pledge Agreement Supplement with The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated May 18, 2011 to the Pledge Agreement between IPALCO and The Bank of New York Mellon Trust Company, N.A. as successor Collateral Agent dated November 14, 2001.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2011, 2010 and 2009
(In Thousands)

Column A - Description	Column B - Balance at Beginning of Period	Column C - Additions		Column D - Deductions - Net Write-offs	Column E - Balance at End of Period
		Charged to Income	Charged to Other Accounts
Year ended December 31, 2011
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$2,218	$3,669	$-	$3,806	$2,081

Year ended December 31, 2010
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$2,143	$3,995	$-	$3,920	$2,218

Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$1,801	$4,506	$-	$4,164	$2,143

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2011, 2010 and 2009
(In Thousands)

Column A - Description	Column B - Balance at Beginning of Period	Column C - Additions		Column D - Deductions - Net Write-offs	Column E - Balance at End of Period
		Charged to Income	Charged to Other Accounts
Year ended December 31, 2011
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$2,218	$3,669	$-	$3,806	$2,081

Year ended December 31, 2010
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$2,143	$3,995	$-	$3,920	$2,218

Year ended December 31, 2009
Accumulated Provisions
Deducted from Assets - Doubtful Accounts	$1,801	$4,506	$-	$4,164	$2,143

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
(Registrant)

Date:	February 24, 2012	By:	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity/Other Titles Held	Date
/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski	President, Chief Executive Officer and Director of IPALCO (Principal Executive Officer)	February 24, 2012

/s/ Andrew M. Vesey
Andrew M. Vesey	Chairman of the Board of IPALCO and Executive Vice President of AES	February 24, 2012

/s/ William H. Henley
William H. Henley	Director of IPALCO and Vice President, Corporate Affairs of IPL	February 24, 2012

/s/ Elizabeth Hackenson
Elizabeth Hackenson	Director of IPALCO and Senior Vice President, Chief Information Officer of AES	February 24, 2012

Kenneth Uva	Director of IPALCO	February 24, 2012

/s/ Kelly M. Huntington
Kelly M. Huntington	Senior Vice President, Chief Financial Officer and Director of IPALCO (Principal Financial Officer)	February 24, 2012

/s/ Kurt A. Tornquist
Kurt A. Tornquist	Vice President and Controller of IPALCO (Principal Accounting Officer)	February 24, 2012

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.