Form 10-Q
period 2012-03-31
IPALCO ENTERPRISES, INC.
filed 2012-05-04
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
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

At May 3, 2012, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 2012

TABLE OF CONTENTS

Item No.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION
1.	Financial Statements:
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2012 and 2011
Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011
Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011
Unaudited Condensed Consolidated Statements of Common Shareholder’s Equity (Deficit) and Noncontrolling Interest for the Three Months ended March 31, 2012 and 2011
Notes to Unaudited Condensed Consolidated Financial Statements
1B.	Defined Terms
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
3.	Quantitative and Qualitative Disclosure About Market Risk
4.	Controls and Procedures

PART II - OTHER INFORMATION
1.	Legal Proceedings
1A.	Risk Factors
2.	Unregistered Sales of Equity Securities and Use of Proceeds
3.	Defaults Upon Senior Securities
4.	Mine Safety Disclosures
5.	Other Information
6.	Exhibits

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
  impacts of renewable energy generation, natural gas prices and other market factors on wholesale prices;
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

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended,
	March 31,
	2012	2011

UTILITY OPERATING REVENUES	$301,104	$289,165

UTILITY OPERATING EXPENSES:
Operation:
Fuel	84,314	79,148
Other operating expenses	53,258	50,356
Power purchased	31,241	25,043
Maintenance	22,734	32,530
Depreciation and amortization	42,724	40,831
Taxes other than income taxes	11,281	10,708
Income taxes - net	17,601	14,823
Total utility operating expenses	263,153	253,439
UTILITY OPERATING INCOME	37,951	35,726

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	171	1,393
Miscellaneous income and (deductions) - net	(544)	(633)
Income tax benefit applicable to nonoperating income	5,470	6,489
Total other income and (deductions) - net	5,097	7,249

INTEREST AND OTHER CHARGES:
Interest on long-term debt	25,837	28,862
Other interest	451	447
Allowance for borrowed funds used during construction	(476)	(932)
Amortization of redemption premiums and expense on debt	1,207	1,168
Total interest and other charges - net	27,019	29,545
NET INCOME	16,029	13,430

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803

NET INCOME APPLICABLE TO COMMON STOCK	$15,226	$12,627

ADD OTHER COMPREHENSIVE INCOME:
Gain on sale of available for sale investment	-	197

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$15,226	$12,824

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)

	March 31,	December 31,
	2012	2011
ASSETS
UTILITY PLANT:
Utility plant in service	$4,326,083	$4,313,015
Less accumulated depreciation	1,959,074	1,940,633
Utility plant in service - net	2,367,009	2,372,382
Construction work in progress	48,822	52,429
Spare parts inventory	15,757	15,534
Property held for future use	1,002	1,002
Utility plant - net	2,432,590	2,441,347

OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	537	539
Other investments	5,188	5,029
Other assets - net	5,725	5,568

CURRENT ASSETS:
Cash and cash equivalents	58,787	27,283
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $2,822 and $2,081, respectively)	127,427	136,007
Fuel inventories - at average cost	58,382	52,694
Materials and supplies - at average cost	54,293	54,137
Deferred tax asset - current	8,837	12,352
Regulatory assets	1,548	7,424
Prepayments and other current assets	14,527	16,838
Total current assets	323,801	306,735

DEFERRED DEBITS:
Regulatory assets	482,469	485,932
Miscellaneous	33,836	32,070
Total deferred debits	516,305	518,002
TOTAL	$3,278,421	$3,271,652

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Paid in capital	$11,451	$11,367
Accumulated deficit	(16,587)	(17,213)
Total common shareholder’s deficit	(5,136)	(5,846)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,760,517	1,760,316
Total capitalization	1,815,165	1,814,254

CURRENT LIABILITIES:
Short-term and current portion of long-term debt	50,000	64,000
Accounts payable	82,592	81,206
Accrued expenses	21,555	24,138
Accrued real estate and personal property taxes	21,869	17,460
Regulatory liabilities	6,300	9,263
Accrued income taxes	18,499	2,864
Accrued interest	44,589	31,008
Customer deposits	23,650	23,142
Other current liabilities	10,685	11,372
Total current liabilities	279,739	264,453

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	555,118	550,432
Accumulated deferred income taxes - net	343,067	351,161
Non-current income tax liability	5,451	5,354
Unamortized investment tax credit	9,361	9,761
Accrued pension and other postretirement benefits	252,340	258,171
Miscellaneous	18,180	18,066
Total deferred credits and other long-term liabilities	1,183,517	1,192,945

COMMITMENTS AND CONTINGENCIES (Note 5)
TOTAL	$3,278,421	$3,271,652

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended,
	March 31,
	2012	2011

CASH FLOWS FROM OPERATIONS:
Net income	$16,029	$13,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,621	41,360
Amortization of regulatory assets	(719)	1,142
Deferred income taxes and investment tax credit adjustments - net	(3,927)	(5,898)
Allowance for equity funds used during construction	(124)	(1,350)
Change in certain assets and liabilities:
Accounts receivable	8,580	9,736
Fuel, materials and supplies	(5,845)	(9,236)
Income taxes receivable or payable	16,058	14,232
Financial transmission rights	2,004	1,376
Accounts payable and accrued expenses	(590)	6,126
Accrued real estate and personal property taxes	4,409	4,438
Accrued interest	13,581	16,448
Pension and other postretirement benefit expenses	(5,831)	(3,779)
Short-term and long-term regulatory assets and liabilities	5,316	(4,974)
Other - net	(1,117)	1,084
Net cash provided by operating activities	92,445	84,135

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(31,026)	(50,703)
Grants under the American Recovery and Reinvestment Act of 2009	1,902	1,123
Other	(2,247)	(1,066)
Net cash used in investing activities	(31,371)	(50,646)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	7,500	8,000
Short-term debt repayments	(21,500)	(8,000)
Dividends on common stock	(14,600)	(3,500)
Preferred dividends of subsidiary	(803)	(803)
Other	(167)	(2)
Net cash used in financing activities	(29,570)	(4,305)
Net change in cash and cash equivalents	31,504	29,184
Cash and cash equivalents at beginning of period	27,283	31,796
Cash and cash equivalents at end of period	$58,787	$60,980

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest (net of amount capitalized)	$12,223	$12,347
Income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholder’s
Equity (Deficit) and Noncontrolling Interest
(In Thousands)

	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Common Shareholder's Equity (Deficit)	Cumulative Preferred Stock of Subsidiary
2011
Beginning Balance	$10,811	$(15,344)	$(197)	$(4,730)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		12,627		12,627
Gain on sale of available for sale investment (net of income tax expense of $134)			197	197

Distributions to AES		(3,500)		(3,500)
Contributions from AES	271			271
Balance at March 31, 2011	$11,082	$(6,217)	$-	$4,865	$59,784

2012
Beginning Balance	$11,367	$(17,213)	$-	$(5,846)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		15,226		15,226

Distributions to AES		(14,600)		(14,600)
Contributions from AES	84			84
Balance at March 31, 2012	$11,451	$(16,587)	$-	$(5,136)	$59,784

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts of IPALCO, IPL and Mid-America Capital Resources, Inc., a non-regulated wholly owned subsidiary of IPALCO. All significant intercompany amounts have been eliminated. The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited financial statements have been prepared in accordance with the accounting policies described in IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) and should be read in conjunction therewith.

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

3. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 820 defined and established a framework for measuring fair value and expanded disclosures about fair value measurements for financial assets and liabilities that are adjusted to fair value on a recurring basis and/or financial assets and liabilities that are measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the period. In accordance with ASC 820, we have categorized our financial assets and liabilities, based on the priority of the inputs to the valuation technique, following the three-level fair value hierarchy prescribed by ASC 820, as follows:

Level 1 - unadjusted quoted prices for identical assets or liabilities in an active market.

Level 2 - inputs from quoted prices in markets where trading occurs infrequently or quoted prices of instruments with similar attributes in active markets.

Level 3 - unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2012 and December 31, 2011, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets - see Note 4, “Pension and Other Postretirement Benefits”) were considered Level 3, based on the above fair value hierarchy. These primarily consisted of financial transmission rights, which are used to offset MISO congestion charges. Because the benefit associated with financial transmission rights is a flow-through to IPL’s jurisdictional customers, IPL records a regulatory liability matching the value of the financial transmission rights. In addition, IPALCO had one financial asset, a nonutility investment accounted for using the cost method of accounting, which is measured at fair value on a nonrecurring basis, again using Level 3 measurements. These financial assets and liabilities were not material to the financial statements in the periods covered by this report, individually or in the aggregate.

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

Cash Equivalents

As of March 31, 2012 and December 31, 2011, our cash equivalents consisted of money market funds. The fair value of cash equivalents uses Level 1 measurements and approximates their book value due to their short maturity, which was $29.0 million and $5.9 million as of March 31, 2012 and December 31, 2011, respectively.

Customer Deposits

Our customer deposits do not have defined maturity dates and therefore, fair value is estimated to be the amount payable on demand, which equaled book value. Customer deposits totaled $23.6 million and $23.1 million as of March 31, 2012 and December 31, 2011, respectively.

Indebtedness

The fair value of our outstanding fixed rate debt has been determined on the basis of the quoted market prices of the specific securities issued and outstanding. In certain circumstances, the market for such securities was inactive and therefore the valuation was adjusted to consider changes in market spreads for similar securities. As a result, these are considered Level 2 measurements and it is not the purpose of this disclosure to approximate the value on the basis of how the debt might be refinanced.

The following table shows the face value and the fair value of fixed rate and variable rate indebtedness for the periods ending:

	March 31, 2012		December 31, 2011
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$1,765.3	$1,934.9	$1,765.3	$1,944.9
Variable-rate	50.0	50.0	64.0	64.0
Total indebtedness	$1,815.3	$1,984.9	$1,829.3	$2,008.9

The difference between the face value and the carrying value of this indebtedness represents unamortized discounts of $4.8 million and $5.0 million at March 31, 2012 and December 31, 2011, respectively.

4. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table (in thousands) presents information for the three months ended March 31, 2012 relating to the Employees’ Retirement Plan of Indianapolis Power & Light Company and the Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”):

Net funded status of plans:
Net funded status at December 31, 2011, before tax adjustments	$(252,877)
Net benefit cost components reflected in net funded status during first quarter:
Service cost	(1,997)
Interest cost	(7,558)
Expected return on assets	8,139
Employer contributions during quarter	7,400
Net funded status at March 31, 2012 before tax adjustments	$(246,893)

Regulatory assets related to pensions (1):
Regulatory assets at December 31, 2011, before tax adjustments	$313,821
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,061)
Amortization of net actuarial loss	(4,868)
Regulatory assets at March 31, 2012 before tax adjustments	$307,892

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

Pension Expense

The following table presents Net Periodic Benefit Cost information relating to the Pension Plans combined:

	For the Three Months Ended March 31,
	2012	2011
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,997	$1,809
Interest cost	7,558	7,957
Expected return on plan assets	(8,139)	(8,042)
Amortization of prior service cost	1,061	1,086
Amortization of actuarial loss	4,868	3,326
Net periodic benefit cost	$7,345	$6,136

5. COMMITMENTS AND CONTINGENCIES

Legal Loss Contingencies

IPL is a defendant in less than thirty pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant”, which means that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

It is possible that material additional loss with regard to the asbestos lawsuits could be incurred. At this time, an estimate of additional loss cannot be made. IPL has settled a number of asbestos related lawsuits for amounts which, individually and in the aggregate, were not material to IPL’s or IPALCO’s results of operations, financial condition, or cash flows. Historically, settlements paid on IPL’s behalf have been comprised of proceeds from one or more insurers along with comparatively smaller contributions by IPL. Additionally, approximately 20 cases have been dismissed by the plaintiffs in the first quarter of 2012 without requiring a settlement. We are unable to estimate the number of, the effect of, or losses or range of loss which are reasonably possible from the pending lawsuits or any additional asbestos suits. Furthermore, we are unable to estimate the portion of a settlement amount, if any, that may be paid from any insurance coverage for any known or unknown claims. Accordingly, there is no assurance that the pending or any additional suits will not have a material adverse effect on IPALCO’s results of operations, financial condition, or cash flows.

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

New Source Review

In October 2009, IPL received a Notice of Violation (“NOV”) and Finding of Violation from the U.S. Environmental Protection Agency (“EPA”) pursuant to the Federal Clean Air Act Section 113(a). The NOV alleges violations of the Federal Clean Air Act at IPL’s three coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and nonattainment New Source Review requirements under the Federal Clean Air Act. Since receiving the letter, IPL management has met with the EPA staff regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard. IPL has recorded a contingent liability related to this matter.

6. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. The nonutility category primarily includes the $400 million of 7.25% Senior Secured Notes due April 1, 2016 and the $400 million of 5.00% Senior Secured Notes due May 1, 2018; approximately $6.2 million and $6.7 million of nonutility cash and cash equivalents, as of March 31, 2012 and December 31, 2011, respectively; short-term and long-term nonutility investments of $4.7 million and $4.6 million at March 31, 2012 and December 31, 2011, respectively; and income taxes and interest related to those items. Nonutility assets represented less than 1% of IPALCO’s total assets as of March 31, 2012 and December 31, 2011. Net income for the utility segment was $23.7 million and $23.2 million the three month periods ended March 31, 2012 and 2011, respectively. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

ITEM 1B. DEFINED TERMS

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2011 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2011
AES	The AES Corporation
ASC	Financial Accounting Standards Board Accounting Standards Codification
CAA	U.S. Clean Air Act
DSM	Demand Side Management
EPA	U.S. Environmental Protection Agency
The Financial Statements	The Unaudited Condensed Consolidated Financial Statements of IPALCO in "Item 1. Financial Statements" included in Part I - Financial Information of this Form 10-Q
Fitch	Fitch Ratings
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MW	Megawatt
MISO	Midwest Independent Transmission System Operator, Inc.
NOV	Notice of Violation and Finding of Violation
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company

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

MARKET DEVELOPMENTS

We are one of many transmission system owners of MISO. MISO is a regional transmission organization which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. IPL offers the available electricity production of each of its generation assets into the MISO market on a day-ahead and an hourly basis. In general, MISO determines which generation assets in the market to commit in the day-ahead and to dispatch in real time to meet the total demand in the MISO region based on each unit’s offer and other considerations, such as physical limitations on the transmission system. MISO evaluates the market participants’ energy offers and demand bids to reliably and economically commit and dispatch generators over the entire MISO system.

The increased integration of renewable energy into the MISO market has decreased the demand for energy from other forms of generation. Furthermore, the unusually mild winter in the MISO footprint in 2012 and an economy that is still much weaker than it was several years ago has had a significant negative impact on the demand for electricity. Additionally, new drilling technologies in procuring natural gas from shale have dramatically lowered the price of natural gas and thus the cost of electricity produced by natural gas-fired generators. The combination of these factors has reduced the clearing price of electricity in the MISO market to its lowest levels since the MISO energy market began in 2005. As a result, IPL’s coal-fired generation called upon by MISO during the past several months to produce electricity is also at its lowest levels since 2005.

The greatest impact of the depressed MISO clearing electricity prices is a reduction in the fuel portion of the retail rate to IPL’s customers, which does not impact net utility operating income due to the pass-through nature of fuel and purchased power cost under the fuel adjustment charge proceedings. There is also, however, a significant negative impact on our wholesale sales volumes, as well as our profit margin on wholesale sales. Accordingly, wholesale revenues are down $4.3 million, or 36%, in the first three months of 2012 as compared to the same period in 2011 and we do not expect a rebound in 2012. The total impact to IPL is mitigated by the fact that wholesale revenues have typically represented only about 5% of total revenues in the years leading up to 2012.

In light of these circumstances, in March 2012, IPL management announced a “ready reserve” plan for the Eagle Valley generation plant. This ready reserve plan means that IPL will do only the work necessary to protect the equipment at Eagle Valley and to be ready if the units are dispatched by MISO. We will retain a small team of people at Eagle Valley to keep the plant prepared for future use. The rest of IPL’s employees at Eagle Valley are being positioned in other areas of the company until the plant’s units are needed. This ready reserve plan is expected to result in reduced power plant maintenance costs over the short term. Eagle Valley remains part of IPL’s operating and capacity plan and will continue to be, until it is no longer economical to maintain the facility and/or meet environmental regulations. These units represent approximately 10% of IPL’s total generating capacity and about 7% of actual electricity generated by IPL in each of the past two years.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated expenses are not generated evenly by month during the year.

Comparison of three months ended March 31, 2012 and three months ended March 31, 2011

Utility Operating Revenues

 Utility operating revenues during the three months ended March 31, 2012 increased by $11.9 million compared to the same period in 2011, which resulted from the following changes (dollars in thousands):

	Three Months Ended March 31,		Change	Percentage Change
	2012	2011

Utility Operating Revenues:
Retail Revenues	$288,989	$271,845	$17,144	6.3%
Wholesale Revenues	7,706	12,045	(4,339)	(36.0)%
Miscellaneous Revenues	4,409	5,275	(866)	(16.4)%
Total Utility Operating Revenues	$301,104	$289,165	$11,939	4.1%

Heating Degree Days:
Actual	2,057	2,807	(750)	(26.7)%
30-year Average	2,902	2,873

The increase in retail revenues of $17.1 million was due to a 10.3% increase in the weighted average price per kilowatt hours (“kWh”) sold ($23.8 million) and a nonrecurring charge against retail revenues related to prior periods recorded in March of 2011 ($5.0 million), partially offset by a 5.3% decrease in the volume of kWh sold ($11.7 million). The $23.8 million increase in the weighted average price of kWh sold was primarily due to increases in fuel revenues of $13.5 million, favorable block rate variances of $6.2 million, increases in environmental tracker revenues of $2.4 million, and increases in Demand Side Management (“DSM”) program tracker revenues of $1.7 million. The favorable block rate variances of $6.2 million are mostly attributed to our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases. The increase in fuel revenues is offset by increases in fuel and purchased power costs as described below. Likewise, the vast majority of the increases in environmental and DSM tracker revenues are offset by increased operating expenses including depreciation and amortization. We believe the $11.7 million decrease in the volume of electricity sold was primarily due to milder temperatures in our service territory in 2012 (as demonstrated by the decrease in heating degree days, as shown above).

The decrease in wholesale revenues of $4.3 million was primarily due to a 23.2% decrease in the weighted average price per kWh sold ($2.3 million) and a 16.7% decrease in the quantity of kWh sold ($2.0 million). The decline in the price and quantity of wholesale kWh sales is explained in the preceding section entitled “Market Developments.”

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended March 31, 2011 to the three months ended March 31, 2012 (in millions):

Operating expenses for the three months ended March 31, 2011	$253.4
Decrease in power plant maintenance expenses	(8.7)
Increase in power purchased	6.2
Increase in fuel costs	5.2
Increase in income taxes - net	2.8
Increase in contract services	2.3
Other miscellaneous variances	2.0
Operating expenses for the three months ended March 31, 2012	$263.2

 Power plant maintenance expenses for the three months ended March 31, 2012 decreased $8.7 million or 45% compared to the same period in 2011 primarily due to a planned three week outage in the first quarter of 2011 on one of our five largest generating units. Despite the decrease this quarter, we expect maintenance expenses to be higher again in 2013 as we continue our plan to increase the level of maintenance activities on our five largest coal fired generating units to correct reliability problems encountered in the past few years. So far in 2012, our unplanned outage rate is less than half of what it was for the same period in 2011.

The $6.2 million increase in purchased power costs was primarily due to a 34% increase in the volume of power purchased during the comparable periods. A portion of this increase can be attributed to power purchased as part of a power purchase agreement for approximately 200 MW of wind generated electricity from a project in Minnesota, which began commercial operation in October 2011. Additionally, at times, the MISO market provides a lower cost alternative to serve a portion of our jurisdictional customers’ electricity demand. For the reasons described in the preceding section entitled “Market Developments,” this situation occurred with greater frequency in the first quarter of 2012 than in the first quarter of 2011.

The $5.2 million increase in fuel costs is primarily due to a $11.2 million increase in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our fuel adjustment charges and actual fuel and purchased power costs and a 7% increase in the price per ton of coal we consumed during the comparable periods ($4.8 million). These increases were partially offset by a $10.8 million decrease in the quantity of fuel consumed due primarily to a decrease in total electricity sales volume in the comparable periods and an increase in power purchased, as described above. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through the fuel adjustment charges proceedings and, therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted.

The $2.8 million increase in income taxes - net was primarily due to the tax effect ($1.9 million) of the increase in pretax net operating income, for the reasons previously described, and a $1.1 million discrete tax adjustment. The $2.3 million increase in contract services is primarily due to an increase of $1.1 million in the timing of distribution line tree trimming costs and an increase of $1.1 million in other outside services costs versus the comparable period, including DSM program costs.

Other Income and Deductions

Other income and deductions decreased $2.2 million for the three months ended March 31, 2012 as compared to the same period in 2011. This decrease is primarily due to a $1.2 million decrease in the allowance for equity funds used during construction as a result of decreased construction activity. In addition, there was a $1.0 million decrease in the income tax benefit, which was primarily due to the change in pretax nonoperating income during the comparable periods.

Interest and Other Charges

Interest and other charges decreased $2.5 million for the three months ended March 31, 2012 as compared to the same period in 2011. This decrease was primarily due to lower interest of $3.0 million on long-term debt as a result of various debt refinancing activities in 2011, including the refinancing in May of 2011 of $375 million of 8.625% 2011 IPALCO Notes with $400 million of 5.00% Senior Secured Notes due May 1, 2018. This decrease was partially offset by a $0.5 million decrease in the allowance for borrowed funds used during construction as a result of decreased construction activity.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had unrestricted cash and cash equivalents of $58.8 million. As of March 31, 2012, we also had available borrowing capacity of $249.3 million under our $250.0 million committed revolving credit facility after existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2012. As of March 31, 2012, we also have authority from the IURC to, among other things, issue up to $135 million in aggregate principal amount of long-term debt, to refinance up to $110 million in existing indebtedness through December 31, 2013, and to have up to $250 million of long-term credit agreements and liquidity facilities outstanding at any one time. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Our capital expenditures totaled $31.0 million and $50.7 million for the three months ended March 31, 2012 and 2011, respectively. Construction expenditures during the first three months of 2012 and 2011 were financed with internally generated cash provided by operations, borrowings on our credit facility and federal grants for IPL’s Smart Energy Projects.

Our capital expenditure program, including development and permitting costs, for the three year period 2012-2014 is currently estimated to cost approximately $402 million excluding environmental compliance costs. It includes approximately $221 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers, street lighting facilities and Smart Energy Projects. The capital expenditure program also includes approximately $153 million for power plant related projects and $28 million for other miscellaneous equipment. These estimates include amounts already spent in the first three months of 2012.

We currently are reviewing the impact of the new Utility MACT regulation and estimate additional capital expenditures related to this rule for environmental controls for our baseload generating units to be approximately $500 million to $900 million through approximately 2016. This estimate is for Utility MACT expenditures only and could be impacted by the outcome of the EPA’s NOV and other pending legislation and regulations. This estimate does not include any cost for new generation that may be required when existing units are retired.

Common Stock Dividends

All of IPALCO’s outstanding common stock is held by AES. During the first three months of 2012 and 2011 we paid $14.6 million and $3.5 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $7.4 million and $5.6 million to the Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”) during the first three months of 2012 and 2011, respectively. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to be returned to us during 2012.

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness can be affected by our credit ratings. Any reduction in our debt or credit ratings may adversely affect the trading price of our outstanding debt securities. In April 2012, Fitch Ratings (“Fitch”) downgraded the Issuer Default Rating of IPALCO to ‘BB+’ from ‘BBB-’ and downgraded the instrument rating of IPALCO’s senior secured notes by one notch to ‘BB+’ from ‘BBB-’. In addition, Fitch affirmed the Issuer Default Rating of IPL at ‘BBB-’ as well as affirmed IPL’s security ratings. In a press release announcing the downgrade, Fitch cited various factors to explain the downgrade, including, but not limited to: IPALCO’s highly leveraged capital structure, the sole support IPALCO receives from the upstream distributions from IPL, a rise in operating costs including pension expenses, significant levels of capital spending for environmental compliance at IPL and lower wholesale power pricing. Fitch forecasts the decline in credit metrics at IPALCO to be temporary over 2012 to 2015 and expects credit metrics to recover by 2016.

The credit ratings of IPALCO and IPL as of May 1, 2012 are as follows:

	Moody’s	S&P	Fitch

IPALCO Issuer Rating/Corporate Credit Rating/Long-term Issuer Default Rating	-	BBB-	BB+
IPALCO Senior Secured Notes	Ba1	BB+	BB+
IPL Issuer Rating/Corporate Credit Rating/Long term Issuer Default Rating	Baa2	BBB-	BBB-
IPL Senior Secured	A3	BBB	BBB+
IPL Senior Unsecured	Baa2	BBB-	BBB

The following discussion is an update to and should be read in conjunction with the discussion included in “Liquidity and Capital Resources - Environmental Matters” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2011 Form 10-K.

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

Climate Change - Regulation

As noted in our 2011 Form 10-K, in December 2010, the EPA announced that it had entered into a settlement agreement with several states and environmental groups that requires the EPA to promulgate New Source Performance Standards for GHG emissions from electric generating units and certain emissions units from refineries. In April 2012, the EPA published such proposed regulations. The proposed rule would require certain new electric generating units to meet a standard of 1,000 pounds of carbon dioxide per megawatt-hour, a standard based on the emissions limitations achievable through natural gas combined cycle generation. The proposal anticipates that affected coal-fired units would need to install carbon capture and storage or other expensive carbon dioxide emission control technology to meet the standard. At this time, we are reviewing the proposed regulations and it is unclear what the impact of these new standards will be on our business. As proposed, the standard would not apply to our existing generating units, but rather would regulate construction of new generating units.

Utility MACT

As noted in our 2011 Form 10-K, on December 16, 2011, the EPA announced a rule to establish maximum achievable control technology standards for each hazardous air pollutant regulated under the Clean Air Act (the “Utility MACT”). The Utility MACT became effective in April 2012. IPL management is continuing to evaluate this new rule. Most of our coal-fired capacity has acid gas scrubbers or comparable control technologies, but as proposed, there are other improvements to such control technologies that may be necessary on some of our generating units. Under the CAA, compliance is required by April 2015; however, the compliance period for a unit, or group of units, may be extended by state permitting authorities (for one additional year) or through a determination by the President (for up to two additional years). There is a provision in the CAA which allows a utility to seek an additional year from the state air permitting authority (IDEM is the state permitting authority for the state of Indiana). We expect to pursue this extension, but there is no guarantee that we will be successful. At this time, we cannot predict the extent of the final regulations, but the cost of compliance with any such regulations could be material and could adversely affect our business, cash flows and results of operations. We are currently reviewing the impact of the new Utility MACT rule and estimate additional expenditures related to this rule for environmental controls for our baseload generating units to be approximately $500 million to $900 million through approximately 2016. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Rules 13a-15(e) and 15-d-15(e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of March 31, 2012. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of March 31, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

Please see Note 5, “Commitments and Contingencies” to The Financial Statements for a summary of significant legal proceedings involving us. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification required by Rule 13a-14(b) or 15d-14(b)
99.1	Fourth Amendment dated as of April 25, 2012 to the Second Amended and Restated Receivable Sale Agreement dated as of June 25, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.
(Registrant)

Date:	May 3, 2012	/s/ Kelly M. Huntington
Kelly M. Huntington
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:	May 3, 2012	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Vice President and Controller
(Principal Accounting Officer)