Form 10-Q
period 2012-06-30
IPALCO ENTERPRISES, INC.
filed 2012-08-06
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

At August 3, 2012, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended June 30, 2012

TABLE OF CONTENTS

Item No.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

PART I - FINANCIAL INFORMATION
1.	Financial Statements:
Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months and Six Months ended June 30, 2012 and 2011
Unaudited Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011
Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011
Unaudited Condensed Consolidated Statements of Common Shareholder’s Equity (Deficit) and Noncontrolling Interest for the Six Months ended June 30, 2012 and 2011
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

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

UTILITY OPERATING REVENUES	$292,659	$279,943	$593,763	$569,108

UTILITY OPERATING EXPENSES:
Operation:
Fuel	74,257	83,607	158,571	162,755
Other operating expenses	53,784	51,176	107,042	101,532
Power purchased	33,278	15,296	64,519	40,339
Maintenance	28,395	28,868	51,129	61,398
Depreciation and amortization	44,551	41,497	87,275	82,328
Taxes other than income taxes	10,890	10,551	22,171	21,259
Income taxes-net	12,921	12,811	30,522	27,634
Total utility operating expenses	258,076	243,806	521,229	497,245
UTILITY OPERATING INCOME	34,583	36,137	72,534	71,863

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	220	843	391	2,236
Loss on early extinguishment of debt	-	(15,378)	-	(15,378)
Miscellaneous income and (deductions) - net	(62)	12,890	(606)	12,257
Income tax benefit applicable to nonoperating income	4,972	6,989	10,442	13,478
Total other income and (deductions) - net	5,130	5,344	10,227	12,593

INTEREST AND OTHER CHARGES:
Interest on long-term debt	25,875	27,914	51,712	56,776
Other interest	469	446	920	893
Allowance for borrowed funds used during construction	(148)	(553)	(624)	(1,485)
Amortization of redemption premiums and expense on debt	1,226	1,140	2,433	2,308
Total interest and other charges-net	27,422	28,947	54,441	58,492
NET INCOME	12,291	12,534	28,320	25,964

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	804	804	1,607	1,607

NET INCOME APPLICABLE TO COMMON STOCK	$11,487	$11,730	$26,713	$24,357

ADD OTHER COMPREHENSIVE INCOME:
Gain on sale of available for sale investment	-	-	-	197

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$11,487	$11,730	$26,713	$24,554

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)

	June 30,	December 31,
	2012	2011
ASSETS
UTILITY PLANT:
Utility plant in service	$4,344,942	$4,313,015
Less accumulated depreciation	1,984,547	1,940,633
Utility plant in service - net	2,360,395	2,372,382
Construction work in progress	41,753	52,429
Spare parts inventory	15,178	15,534
Property held for future use	1,002	1,002
Utility plant - net	2,418,328	2,441,347

OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	536	539
Other investments	5,198	5,029
Other assets - net	5,734	5,568

CURRENT ASSETS:
Cash and cash equivalents	25,796	27,283
Accounts receivable and unbilled revenue (less allowance for doubtful accounts of $2,818 and $2,081, respectively)	136,637	136,007
Fuel inventories - at average cost	63,970	52,694
Materials and supplies - at average cost	56,015	54,137
Deferred tax asset - current	9,834	12,352
Regulatory assets	156	7,424
Prepayments and other current assets	24,938	16,838
Total current assets	317,346	306,735

DEFERRED DEBITS:
Regulatory assets	477,076	485,932
Miscellaneous	35,380	32,070
Total deferred debits	512,456	518,002
TOTAL	$3,253,864	$3,271,652

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s deficit:
Paid in capital	$11,587	$11,367
Accumulated deficit	(20,100)	(17,213)
Total common shareholder’s deficit	(8,513)	(5,846)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,760,718	1,760,316
Total capitalization	1,811,989	1,814,254

CURRENT LIABILITIES:
Short-term and current portion of long-term debt	70,000	64,000
Accounts payable	78,883	81,206
Accrued expenses	21,595	24,138
Accrued real estate and personal property taxes	18,099	17,460
Regulatory liabilities	11,923	9,263
Accrued income taxes	2,511	2,864
Accrued interest	31,774	31,008
Customer deposits	24,006	23,142
Other current liabilities	9,121	11,372
Total current liabilities	267,912	264,453

DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	558,370	550,432
Accumulated deferred income taxes - net	338,845	351,161
Non-current income tax liability	5,579	5,354
Unamortized investment tax credit	8,962	9,761
Accrued pension and other postretirement benefits	244,196	258,171
Miscellaneous	18,011	18,066
Total deferred credits and other long-term liabilities	1,173,963	1,192,945

COMMITMENTS AND CONTINGENCIES (Note 6)
TOTAL	$3,253,864	$3,271,652

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended,
	June 30,
	2012	2011

CASH FLOWS FROM OPERATIONS:
Net income	$28,320	$25,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,360	83,114
Amortization of regulatory assets	231	2,356
Deferred income taxes and investment tax credit adjustments - net	(8,490)	(12,770)
Loss on early extinguishment of debt	-	15,378
Allowance for equity funds used during construction	(295)	(2,149)
Gain on sale of nonutility property	-	(13,357)
Change in certain assets and liabilities:
Accounts receivable	(629)	13,579
Fuel, materials and supplies	(13,154)	(13,811)
Income taxes receivable or payable	70	4,426
Financial transmission rights	(4,787)	(5,927)
Accounts payable and accrued expenses	(352)	9,139
Accrued real estate and personal property taxes	639	257
Accrued interest	766	(316)
Pension and other postretirement benefit expenses	(13,976)	(9,385)
Short-term and long-term regulatory assets and liabilities	15,324	518
Other - net	(5,733)	(3,099)
Net cash provided by operating activities	87,294	93,917

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(56,958)	(109,187)
Proceeds from the sales of assets	1	15,468
Grants under the American Recovery and Reinvestment Act of 2009	2,663	4,624
Cost of removal, net of salvage	(5,879)	(5,097)
Other	(3,231)	(1,401)
Net cash used in investing activities	(63,404)	(95,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	50,000	108,000
Short-term debt repayments	(44,000)	(53,000)
Long-term borrowings, net of discount	-	399,708
Retirement of long-term debt and early tender premium	-	(389,422)
Dividends on common stock	(29,600)	(51,331)
Preferred dividends of subsidiary	(1,607)	(1,607)
Deferred financing costs paid	(166)	(5,651)
Other	(4)	(590)
Net cash provided by (used in) financing activities	(25,377)	6,107
Net change in cash and cash equivalents	(1,487)	4,431
Cash and cash equivalents at beginning of period	27,283	31,796
Cash and cash equivalents at end of period	$25,796	$36,227

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest (net of amount capitalized)	$51,227	$57,281
Income taxes	$28,500	$22,500

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholder’s
Equity (Deficit) and Noncontrolling Interest
(In Thousands)

	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Common Shareholder's Equity (Deficit)	Cumulative Preferred Stock of Subsidiary
2011
Beginning Balance	$10,811	$(15,344)	$(197)	$(4,730)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		24,357		24,357
Gain on sale of available for sale investment (net of income tax expense of $134)			197	197

Distributions to AES		(51,331)		(51,331)
Contributions from AES	383			383
Balance at June 30, 2011	$11,194	$(42,318)	$-	$(31,124)	$59,784

2012
Beginning Balance	$11,367	$(17,213)	$-	$(5,846)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		26,713		26,713

Distributions to AES		(29,600)		(29,600)
Contributions from AES	220			220
Balance at June 30, 2012	$11,587	$(20,100)	$-	$(8,513)	$59,784

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

As of June 30, 2012 and December 31, 2011, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets - see Note 5, “Pension and Other Postretirement Benefits”) were considered Level 3, based on the above fair value hierarchy. These primarily consisted of financial transmission rights, which are used to offset MISO congestion charges. Because the benefit associated with financial transmission rights is a flow-through to IPL’s jurisdictional customers, IPL records a regulatory liability matching the value of the financial transmission rights. In addition, IPALCO had one financial asset, a nonutility investment accounted for using the cost method of accounting, which is measured at fair value on a nonrecurring basis, again using Level 3 measurements. These financial assets and liabilities were not material to the financial statements in the periods covered by this report, individually or in the aggregate.

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

Cash Equivalents

As of June 30, 2012 and December 31, 2011, our cash equivalents consisted of money market funds. The fair value of cash equivalents uses Level 1 measurements and approximates their book value due to their short maturity, which was $10.9 million and $5.9 million as of June 30, 2012 and December 31, 2011, respectively.

Customer Deposits

Our customer deposits do not have defined maturity dates and therefore, fair value is estimated to be the amount payable on demand, which equaled book value. Customer deposits totaled $24.0 million and $23.1 million as of June 30, 2012 and December 31, 2011, respectively.

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

The following table shows the face value and the fair value of fixed rate and variable rate indebtedness for the periods ending:

	June 30, 2012		December 31, 2011
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$1,765.3	$1,976.3	$1,765.3	$1,944.9
Variable-rate	70.0	70.0	64.0	64.0
Total indebtedness	$1,835.3	$2,046.3	$1,829.3	$2,008.9

The difference between the face value and the carrying value of our fixed-rate debt represents unamortized discounts of $4.6 million and $5.0 million at June 30, 2012 and December 31, 2011, respectively.

4. INDEBTEDNESS

Restrictions on Issuance of Debt

On July 6, 2012, IPL received approval from the Federal Energy Regulatory Commission (“FERC”) to borrow up to $500 million of short-term indebtedness outstanding at any time through July 28, 2014.

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

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following tables (in thousands) present information relating to the Employees’ Retirement Plan of Indianapolis Power & Light Company and the Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”):

Net funded status of plans:
Net funded status at December 31, 2011, before tax adjustments	$(252,877)
Net benefit cost components reflected in net funded status during first quarter:
Service cost	(1,997)
Interest cost	(7,558)
Expected return on assets	8,139
Employer contributions during quarter	7,400
Net funded status at March 31, 2012 before tax adjustments	$(246,893)
Net benefit cost components reflected in net funded status during second quarter:
Service cost	(1,996)
Interest cost	(7,558)
Expected return on assets	8,138
Employer contributions during quarter	9,700
Net funded status at June 30, 2012 before tax adjustments	$(238,609)

Regulatory assets related to pensions (1):
Regulatory assets at December 31, 2011, before tax adjustments	$313,821
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,061)
Amortization of net actuarial loss	(4,868)
Regulatory assets at March 31, 2012 before tax adjustments	$307,892
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,062)
Amortization of net actuarial loss	(4,867)
Regulatory assets at June 30, 2012 before tax adjustments	$301,963

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

Pension Expense

The following table presents Net Periodic Benefit Cost information relating to the Pension Plans combined:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,996	$1,808	$3,993	$3,617
Interest cost	7,558	7,957	15,116	15,914
Expected return on plan assets	(8,138)	(8,042)	(16,277)	(16,084)
Amortization of prior service cost	1,062	1,087	2,123	2,173
Amortization of actuarial loss	4,867	3,327	9,735	6,653
Net periodic benefit cost	7,345	6,137	$14,690	$12,273

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related obligation were not material to the consolidated financial statements in the periods covered by this report.

6. COMMITMENTS AND CONTINGENCIES

Legal Loss Contingencies

IPL is a defendant in approximately thirty pending lawsuits alleging personal injury or wrongful death stemming from exposure to asbestos and asbestos containing products formerly located in IPL power plants. IPL has been named as a “premises defendant”, which means that IPL did not mine, manufacture, distribute or install asbestos or asbestos containing products. These suits have been brought on behalf of persons who worked for contractors or subcontractors hired by IPL. IPL has insurance which may cover some portions of these claims; currently, these cases are being defended by counsel retained by various insurers who wrote policies applicable to the period of time during which much of the exposure has been alleged.

It is possible that material additional loss with regard to the asbestos lawsuits could be incurred. At this time, an estimate of additional loss cannot be made. IPL has settled a number of asbestos related lawsuits for amounts which, individually and in the aggregate, were not material to IPL’s or IPALCO’s results of operations, financial condition, or cash flows. Historically, settlements paid on IPL’s behalf have been comprised of proceeds from one or more insurers along with comparatively smaller contributions by IPL. Additionally, approximately twenty cases have been dismissed by the plaintiffs in the first half of 2012 without requiring a settlement. We are unable to estimate the number of, the effect of, or losses or range of loss which are reasonably possible from the pending lawsuits or any additional asbestos suits. Furthermore, we are unable to estimate the portion of a settlement amount, if any, that may be paid from any insurance coverage for any known or unknown claims. Accordingly, there is no assurance that the pending or any additional suits will not have a material adverse effect on IPALCO’s results of operations, financial condition, or cash flows.

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

New Source Review

In October 2009, IPL received a Notice of Violation and Finding of Violation (“NOV”) from the U.S. Environmental Protection Agency (“EPA”) pursuant to the Federal Clean Air Act (“CAA”) Section 113(a). The NOV alleges violations of the CAA at IPL’s three primarily coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration (“PSD”) and nonattainment New Source Review requirements under the CAA. Since receiving the letter, IPL management has met with the EPA staff regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard. IPL has recorded a contingent liability related to this matter.

7. INCOME TAXES

IPALCO’s effective combined state and federal income tax rates were 40.9% and 42.9%, respectively, for the three and six months ended June 30, 2012 as compared to 33.2% and 36.8%, respectively, for the three and six months ended June 30, 2011. A state tax benefit of $1.1 million, which lowered the effective tax rate for the 2011 periods, was recorded in the second quarter of 2011 upon enactment of lower state income tax rates. The year-over-year change in the effective tax rate is further impacted by a $1.1 million discrete tax expense adjustment recorded in the first quarter of 2012.

8.  SALE OF OATSVILLE COAL RESERVE

In June 2011, IPL completed the sale of coal rights and a small piece of land in Indiana (the “Oatsville Coal Reserve”) to Penn Virginia Operating Co., LLC for a sale price of $13.5 million. The property had a carrying value of $0.2 million. The total gain recognized on the sale of $13.3 million was included in Miscellaneous Income and (Deductions) - Net under Other Income and (Deductions) in the accompanying Unaudited Condensed Consolidated Statements of Income.

9. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL, which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. The nonutility category primarily includes the $400 million of 7.25% Senior Secured Notes due April 1, 2016 and the $400 million of 5.00% Senior Secured Notes due May 1, 2018; approximately $11.2 million and $6.7 million of nonutility cash and cash equivalents, as of June 30, 2012 and December 31, 2011, respectively; short-term and long-term nonutility investments of $4.7 million and $4.6 million at June 30, 2012 and December 31, 2011, respectively; and income taxes and interest related to those items. Nonutility assets represented less than 1% of IPALCO’s total assets as of June 30, 2012 and December 31, 2011. Net income for the utility segment was $44.1 million and $53.7 million for the six month periods ended June 30, 2012 and 2011, respectively, and $20.3 million and $30.5 million for the three month periods ended June 30, 2012 and 2011, respectively. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

ITEM 1B. DEFINED TERMS

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2011 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2011
2011 IPALCO Notes	$375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011
2018 IPALCO Notes	$400 million of 5.00% Senior Secured Notes due May 1, 2018
AES	The AES Corporation
ASC	Financial Accounting Standards Board Accounting Standards Codification
CAA	Federal Clean Air Act
DSM	Demand Side Management
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
The Financial Statements	The Unaudited Condensed Consolidated Financial Statements of IPALCO in "Item 1. Financial Statements" included in Part I - Financial Information of this Form 10-Q
Fitch	Fitch Ratings
GHG	Greenhouse Gas
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
MW	Megawatt
MISO	Midwest Independent Transmission System Operator, Inc.
NOV	Notice of Violation and Finding of Violation
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration

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

MARKET DEVELOPMENTS

We are one of many transmission system owner members in MISO. MISO is a regional transmission organization which maintains functional control over the combined transmission systems of its members and manages one of the largest energy and ancillary services markets in the U.S. IPL offers the available electricity production of each of its generation assets into the MISO day-ahead and real-time markets. MISO dispatches generation assets in economic order considering transmission constraints and other reliability issues to meet the total demand in the MISO region.

The increased interconnection of renewable energy to the MISO transmission system and participation of renewable energy resources in the MISO energy markets have decreased the economic dispatch of energy from coal resources. Furthermore, the unusually mild winter in the MISO footprint in 2012 and a weak economy have decreased the demand for electricity. Additionally, the use of enhanced technologies to recover natural gas from shale deposits has increased natural gas supply and reserves, which has placed downward pressure on natural gas prices and, therefore, on wholesale power prices. The combination of these factors reduced the clearing price of electricity in the MISO market for much of the first half of 2012 to its lowest levels since the MISO energy market began in 2005. As a result, IPL’s coal-fired generation called upon by MISO to produce electricity during the recent spring and winter months was at its lowest levels since 2005. The hotter than normal summer temperatures in 2012 have temporarily mitigated that trend.

The greatest impact of the depressed spring and winter MISO electricity prices was a reduction in the fuel portion of the retail rate to IPL’s customers, which did not impact net utility operating income due to the pass-through nature of fuel and purchased power cost under the fuel adjustment charge proceedings. There was also, however, a significant negative impact on our wholesale sales volumes, as well as our profit margin on wholesale sales. Accordingly, wholesale revenues are down $17.4 million, or 61%, in the first six months of 2012 as compared to the same period in 2011, even though our unplanned outage rate for the six months ended June 30, 2012 is less than half of what it was for the same period in 2011. The total impact to IPL is mitigated by the fact that wholesale revenues have typically represented only about 5% of total revenues in the years leading up to 2012.

In light of these circumstances, in March 2012, IPL management announced a “ready reserve” plan for the Eagle Valley generation plant. This ready reserve plan means that IPL will do only the work necessary to maintain the equipment at Eagle Valley and to be ready if the units are dispatched by MISO. In order to keep the plant prepared for intermittent use, we have retained a small team of people at Eagle Valley.  The rest of IPL’s employees that were previously at Eagle Valley have either retired from IPL or been positioned in other areas of IPL until the plant’s units are needed. The units at the Eagle Valley generation plant were dispatched by MISO at various times during the spring and summer of 2012 and the ready reserve plan was successfully implemented. As a result of the ready reserve plan, we estimate operating and maintenance costs for Eagle Valley in the first half of 2012 were nearly $5 million less than what we would have otherwise expected. Eagle Valley remains part of IPL’s operating and capacity plan and will continue to be, until it is no longer economical to maintain the facility and/or meet environmental regulations. The Eagle Valley units represent approximately 10% of IPL’s total generating capacity and about 7% of actual electricity generated by IPL in each of the past two years.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated expenses are not generated evenly by month during the year.

Comparison of three months ended June 30, 2012 and three months ended June 30, 2011

Utility Operating Revenues

Utility operating revenues during the three months ended June 30, 2012 increased by $12.7 million compared to the same period in 2011, which resulted from the following changes (in thousands):

	Three Months Ended June 30,		Change	Percentage Change
	2012	2011

Utility Operating Revenues:
Retail Revenues	$284,181	$258,911	$25,270	9.8%
Wholesale Revenues	3,523	16,544	(13,021)	(78.7)%
Miscellaneous Revenues	4,955	4,488	467	10.4%
Total Utility Operating Revenues	$292,659	$279,943	$12,716	4.5%

Heating Degree Days:
Actual	361	407	(46)	(11.3)%
30-year Average	551	551

Cooling Degree Days:
Actual	474	429	45	10.5%
30-year Average	302	302

The increase in retail revenues of $25.3 million was due to an 8.0% increase in the weighted average price per kilowatt hours (“kWh”) sold ($21.6 million) and a 1.7% increase in the volume of kWh sold ($3.7 million). The $21.6 million increase in the weighted average price of kWh sold was primarily due to increases in fuel revenues of $13.6 million, increases in environmental rate adjustment mechanism revenues of $3.2 million, and increases in Demand Side Management (“DSM”) program rate adjustment mechanism revenues of $2.6 million. The increase in fuel revenues is offset by increases in purchased power costs as described below. Likewise, the vast majority of the increases in environmental and DSM rate adjustment mechanism revenues are offset by increased operating expenses including depreciation and amortization. The $3.7 million increase in the volume of electricity sold was primarily due to warmer temperatures in our service territory in the second quarter of 2012 (demonstrated by the increase in cooling degree days, as shown in the table above).

The decrease in wholesale revenues of $13.0 million was primarily due to a 75.7% decrease in the quantity of kWh sold ($12.5 million) and a 12.2% decrease in the weighted average price per kWh sold ($0.5 million). The decline in the quantity and price of wholesale kWh sales is explained in the preceding section entitled “Market Developments.”

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended June 30, 2011 to the three months ended June 30, 2012 (in millions):

Operating expenses for the three months ended June 30, 2011	$243.8
Increase in power purchased	18.0
Decrease in fuel costs	(9.4)
Increase in depreciation and amortization costs	3.1
Increase in DSM program costs	2.4
Other miscellaneous variances	0.2
Operating expenses for the three months ended June 30, 2012	$258.1

The $18.0 million increase in purchased power costs was primarily due to a 240% increase in the volume of power purchased during the period ($31.3 million).  This increase was partially offset by a 30% decrease in the market price of power purchased during the period ($13.3 million). A portion of the volume increase can be attributed to power purchased as part of a power purchase agreement for approximately 200 MW of wind generated electricity from a project in Minnesota, which began commercial operation in October 2011. Additionally, at times the MISO market provides a lower cost alternative to serve a portion of our jurisdictional customers’ electricity demand. For the reasons described in the preceding section entitled “Market Developments,” this situation occurred with greater frequency in the second quarter of 2012 than in the second quarter of 2011.

The $9.4 million decrease in fuel costs is primarily due to a $17.8 million decrease in the quantity of fuel consumed due primarily to a decrease in total electricity sales volume in the comparable periods and an increase in purchased power, as described above.  This decrease was partially offset by a $4.9 million increase in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our fuel adjustment charges and actual fuel and purchased power costs, and a 10% increase in the price per ton of coal we consumed during the comparable periods ($5.4 million). We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through the fuel adjustment charges proceedings and, therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted.

The increase in depreciation and amortization costs of $3.1 million was primarily due to additional utility plant assets placed in service, including the Petersburg unit 4 flue gas desulfurization enhancements project that was completed in the fourth quarter of 2011. Depreciation costs on this project are recoverable through customer rates. The increase in DSM program costs of $2.4 million, which are recoverable through customer rates, is attributed to the continued implementation of IPL’s energy efficiency program initiatives.

Other Income and Deductions

Other income and deductions decreased $0.2 million for the three months ended June 30, 2012 as compared to the same period in 2011. This decrease is primarily due to (i) a $13.3 million gain on sale of our Oatsville coal reserve in June of 2011, (ii) a $2.0 million decrease in the income tax benefit, which was primarily due to the change in pretax nonoperating income during the comparable periods, and (iii) a $0.6 million decrease in the allowance for equity funds used during construction as a result of decreased construction activity. These decreases were partially offset by a $15.4 million loss on early extinguishment of debt in May of 2011 related to the repurchase of $375 million of 8.625% 2011 IPALCO Notes, including a $14.4 million early tender premium.

Interest and Other Charges

Interest and other charges decreased $1.5 million for the three months ended June 30, 2012 as compared to the same period in 2011. This decrease was primarily due to lower interest of $2.0 million on long-term debt as a result of various debt refinancing activities in 2011, including the refinancing in May of 2011 of $375 million of 8.625% 2011 IPALCO Notes with $400 million of 5.00% Senior Secured Notes due May 1, 2018. This decrease was partially offset by a $0.4 million decrease in the allowance for borrowed funds used during construction as a result of decreased construction activity.

Comparison of six months ended June 30, 2012 and six months ended June 30, 2011

Utility Operating Revenues

Utility operating revenues during the six months ended June 30, 2012 increased by $24.7 million compared to the same period in 2011, which resulted from the following changes (in thousands):

	Six Months Ended June 30,		Change	Percentage Change
	2012	2011

Utility Operating Revenues:
Retail Revenues	$573,169	$530,756	$42,413	8.0%
Wholesale Revenues	11,230	28,589	(17,359)	(60.7)%
Miscellaneous Revenues	9,364	9,763	(399)	(4.1)%
Total Utility Operating Revenues	$593,763	$569,108	$24,655	4.3%

Heating Degree Days:
Actual	2,418	3,214	(796)	(24.8)%
30-year Average	3,453	3,424

Cooling Degree Days:
Actual	519	432	87	20.1%
30-year Average	302	302

The increase in retail revenues of $42.4 million was due to a 9.2% increase in the weighted average price per kWh sold ($46.4 million) and a nonrecurring charge against retail revenues related to prior periods recorded in March of 2011 ($5.0 million), partially offset by a 2.0% decrease in the volume of kWh sold ($9.0 million). The $46.4 million increase in the weighted average price of kWh sold was due to increases in fuel revenues of $29.6 million, favorable block rate variances of $6.9 million, increases in environmental rate adjustment mechanism revenues of $5.6 million, and increases in DSM program rate adjustment mechanism revenues of $4.3 million. The favorable block rate variances of $6.9 million are mostly attributed to our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases. The increase in fuel revenues is offset by increases in fuel and purchased power costs as described below. Likewise, the vast majority of the increases in environmental and DSM rate adjustment mechanism revenues are offset by increased operating expenses including depreciation and amortization. The $9.0 million decrease in the volume of electricity sold was primarily due to milder temperatures in our service territory in the winter of 2012 (demonstrated by the decrease in heating degree days, as shown in the table above).

The decrease in wholesale revenues of $17.4 million was primarily due to a 50.9% decrease in the quantity of kWh sold ($14.6 million) and a 20.0% decrease in the weighted average price per kWh sold ($2.8 million). The decline in the quantity and price of wholesale kWh sales is explained in the preceding section entitled “Market Developments.”

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the six months ended June 30, 2011 to the six months ended June 30, 2012 (in millions):

Operating expenses for the six months ended June 30, 2011	$497.2
Increase in power purchased	24.2
Decrease in power plant maintenance expenses	(11.2)
Increase in depreciation and amortization costs	4.9
Decrease in fuel costs	(4.2)
Increase in DSM program costs	3.6
Increase in income taxes - net	2.9
Increase in pension expenses	2.4
Other miscellaneous variances	1.4
Operating expenses for the six months ended June 30, 2012	$521.2

The $24.2 million increase in purchased power costs was primarily due to a 104% increase in the volume of power purchased during the period ($33.2 million). This increase was partially offset by a 12% decrease in the market price of power purchased during the period ($9.0 million).  A portion of the volume increase can be attributed to power purchased as part of a power purchase agreement for approximately 200 MW of wind generated electricity from a project in Minnesota, which began commercial operation in October 2011. Additionally, at times the MISO market provides a lower cost alternative to serve a portion of our jurisdictional customers’ electricity demand. For the reasons described in the preceding section entitled “Market Developments,” this situation occurred with greater frequency in the first half of 2012 than in the first half of 2011.

Power plant maintenance expenses for the six months ended June 30, 2012 decreased $11.2 million or 30% compared to the same period in 2011 primarily due to the timing of major generating unit overhauls. We expect maintenance expenses to increase in 2013 with another major generating unit overhaul scheduled for next year.

The increase in depreciation and amortization costs of $4.9 million was primarily due to additional utility plant assets placed in service, including the Petersburg unit 4 flue gas desulfurization enhancements project that was completed in the fourth quarter of 2011. Depreciation costs on this project are recoverable through customer rates.

The $4.2 million decrease in fuel costs is primarily due to a $28.5 million decrease in the quantity of fuel consumed due primarily to a decrease in total electricity sales volume in the comparable periods and an increase in power purchased, as described above. This decrease was partially offset by a $16.1 million increase in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our fuel adjustment charges and actual fuel and purchased power costs, and a 9% increase in the price per ton of coal we consumed during the comparable periods ($10.1 million). We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through the fuel adjustment charges proceedings and, therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted.

The increase in DSM program costs of $3.6 million, which are recoverable through customer rates, is attributed to the continued implementation of IPL’s energy efficiency program initiatives. The $2.9 million increase in income taxes - net was primarily due to the tax effect ($2.1 million) of the increase in pretax net operating income, for the reasons previously described, and a $1.1 million discrete tax adjustment recorded in the first quarter of 2012. The $2.4 million increase in pension expenses is due to increases in the components of net periodic benefit cost (see Note 5, “Pension and Other Postretirement Benefits” for details).

Other Income and Deductions

Other income and deductions decreased $2.4 million for the six months ended June 30, 2012 as compared to the same period in 2011. This decrease is primarily due to (i) a $13.3 million gain on sale of our Oatsville coal reserve in June of 2011, (ii) a $3.0 million decrease in the income tax benefit, which was primarily due to the change in pretax nonoperating income during the comparable periods, and (iii) a $1.8 million decrease in the allowance for equity funds used during construction as a result of decreased construction activity. These decreases were partially offset by a $15.4 million loss on early extinguishment of debt in May of 2011 related to the repurchase of $375 million of 8.625% 2011 IPALCO Notes, including a $14.4 million early tender premium.

Interest and Other Charges

Interest and other charges decreased $4.1 million for the six months ended June 30, 2012 as compared to the same period in 2011. This decrease was primarily due to lower interest of $5.1 million on long-term debt as a result of various debt refinancing activities in 2011, including the refinancing in May of 2011 of $375 million of 8.625% 2011 IPALCO Notes with $400 million of 5.00% Senior Secured Notes due May 1, 2018. This decrease was partially offset by a $0.9 million decrease in the allowance for borrowed funds used during construction as a result of decreased construction activity.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had unrestricted cash and cash equivalents of $25.8 million. As of June 30, 2012, we also had available borrowing capacity of $226.9 million under our $250.0 million committed revolving credit facility after existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 28, 2014. As of June 30, 2012, we also have authority from the IURC to, among other things, issue up to $135 million in aggregate principal amount of long-term debt, to refinance up to $110 million in existing indebtedness through December 31, 2013, and to have up to $250 million of long-term credit agreements and liquidity facilities outstanding at any one time. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. In addition, due to existing and expected environmental regulations, it is likely that equity capital may also be used as a funding source.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Our capital expenditures totaled $57.0 million and $109.2 million for the six months ended June 30, 2012 and 2011, respectively.  Our capital expenditures decreased by $52.2 million in 2012 primarily due to the Petersburg unit 4 flue gas desulfurization enhancements project that was completed in the fourth quarter of 2011. Construction expenditures during the first six months of 2012 and 2011 were financed with internally generated cash provided by operations, borrowings on our credit facility and a federal grant for IPL’s Smart Energy Projects.

Our capital expenditure program, including development and permitting costs, for the three year period 2012-2014 is currently estimated to cost approximately $402 million excluding environmental compliance costs. It includes approximately $221 million for additions, improvements and extensions to transmission and distribution equipment, including Smart Energy Projects, $153 million for power plant related projects, and $28 million for other miscellaneous equipment. These estimates include amounts already spent in the first six months of 2012. These amounts do not include the impacts of the MATS rule (see “Environmental Matters” -“MATS” below for further details).

Common Stock Dividends

All of IPALCO’s outstanding common stock is held by AES. During the first six months of 2012 and 2011 we paid $29.6 million and $51.3 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $17.1 million and $13.0 million to the Pension Plans during the first six months of 2012 and 2011, respectively. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to be returned to us during 2012.

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

The credit ratings of IPALCO and IPL as of August 1, 2012 are as follows:

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

Regulatory Matters

Tree Trimming Practices Investigation

In July 2012, the IURC issued its final order in the tree trimming practices rulemaking, which is expected to become law upon approval by the Governor of Indiana. IPL is implementing procedures to ensure it appropriately complies with the requirements of the new rule that addresses notification, dispute resolution and other activities associated with its vegetation management practices. The requirements of the new ruling are similar to current practices. The cost impact of the rule will not be known until we have experience operating under its terms.

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

The combination of existing and expected environmental regulations make it likely that we will temporarily or permanently retire several of our existing, primarily coal-fired, smaller and older generating units within the next several years. These units are not equipped with the advanced environmental control technologies needed to comply with existing and expected regulations, and collectively have made up less than 15% of our net electricity generation over the past five years. We are continuing to evaluate available options for replacing this generation, which include modifying one or more of the units to use natural gas as the fuel source, building new units, purchasing existing units, joint ownership of generating units, purchasing electricity and capacity from a third party, or some combination of these options. Accordingly, on June 28, 2012, IPL issued a request for proposals for 600 MW of replacement capacity and energy beginning in June 2017, which is intended to help us determine the best plan for replacement generation. Our decision on which replacement options to pursue will be impacted by the alternatives available to comply with the EPA’s MATS rule, described in “MATS” below, as well as the ultimate timetable for implementation of the rule. We will seek and expect to recover our costs associated with replacing the retired units, but no assurance can be given as to whether the IURC would approve such a request.

MATS

In April 2012, the EPA published in the Federal Register a rule to establish maximum achievable control technology standards for each hazardous air pollutant regulated under the CAA, known as the Mercury and Air Toxics Standards or “MATS”. IPL management has developed a plan to comply with this rule. Most of our coal-fired capacity has acid gas scrubbers or comparable control technologies; however, there are other improvements to such control technologies that are necessary to achieve compliance. Under the CAA, compliance is required by April 2015; however, the compliance period for a unit, or group of units, may be extended by state permitting authorities (for one additional year) or through a determination by the President (for up to two additional years). We expect to pursue an extension from the Indiana Department of Environmental Management, but there is no guarantee that we will be successful. We would seek and expect to recover through our environmental rate adjustment mechanism, any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard.

Several lawsuits challenging the MATS rule have been filed and consolidated into a single proceeding before the United States Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of this litigation.

Climate Change - Regulation

As noted in our 2011 Form 10-K, in December 2010, the EPA announced that it had entered into a settlement agreement with several states and environmental groups that requires the EPA to promulgate New Source Performance Standards for Greenhouse Gas (“GHG”) emissions from electric generating units and certain emissions units from refineries. In April 2012, the EPA published such proposed regulations. The proposed rule would require certain new electric generating units to meet a standard of 1,000 pounds of carbon dioxide per megawatt-hour, a standard based on the emissions limitations achievable through natural gas combined cycle generation. The proposal anticipates that affected coal-fired units would need to install carbon capture and storage or other expensive carbon dioxide emission control technology to meet the standard. At this time, we are reviewing the proposed regulations and it is unclear what the impact of these new standards will be on our business. As proposed, the standard would not apply to our existing generating units, but rather would regulate construction of new generating units.

In June 2012, the U.S. Court of Appeals for the D.C. Circuit issued an order rejecting challenges to EPA’s GHG Endangerment Finding, the Tailpipe Rule, the Timing Rule, and the Tailoring Rule; each of which are rules promulgated by EPA under its CAA authority to regulate GHG emissions. Briefly, the Court upheld the Endangerment Finding and the Tailpipe Rule, and dismissed petitions challenging the Timing and Tailoring Rules for lack of standing. Accordingly, the PSD and Title V permitting requirements for electric utilities established by these rules will remain in place, subject to further potential judicial challenges. Our compliance obligations with respect to these rules is not expected to change as a result.

Summary

We expect to incur material costs to comply with MATS and, to a lesser extent, other expected environmental regulations, including those related to coal combustion byproducts; the Cross-State Air Pollution Rule; wastewater effluent; cooling water intake; and Polychlorinated Biphenyls-containing equipment, both in terms of capital costs and ongoing operating and maintenance costs. Our current forecast to comply with these final and expected regulations includes capital expenditures of approximately $500 million - $700 million over the next several years. At this time, we are unable to predict costs to comply with other potential environmental regulations, such as GHG emissions and National Ambient Air Quality Standards. We would expect to seek recovery of both capital and operating costs related to such compliance, although no assurances can be given that we would be successful.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Rules 13a-15(e) and 15d-15(e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of June 30, 2012. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of June 30, 2012, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

 ITEM 1. LEGAL PROCEEDINGS

Please see Note 6, “Commitments and Contingencies” to The Financial Statements for a summary of significant legal proceedings involving us. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification required by Rule 13a-14(b) or 15d-14(b)
101.INS	XBRL Instance Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.
(Registrant)

Date:	August 3, 2012	/s/ Kelly M. Huntington
Kelly M. Huntington
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Date:	August 3, 2012	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Vice President and Controller
(Principal Accounting Officer)