Form 10-Q
period 2013-03-31
IPALCO ENTERPRISES, INC.
filed 2013-05-09
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934
For the quarterly period ended March 31, 2013

or

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

Yes ☐   No ☑

(Registrant is a voluntary filer that has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months)

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

Non-accelerated filer (Do not check if a smaller reporting company) ☑Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

At May 8, 2013,  89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.

QUARTERLY Report on Form 10-q

For Quarter Ended March 31, 2013

Table of Contents

Item No.		Page No.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS		3

Part I – FINANCIAL INFORMATION
1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months ended March 31, 2013 and 2012	4
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012	6
	Unaudited Condensed Consolidated Statements of Common Shareholder’s Equity (Deficit) and Noncontrolling Interest for the Three Months ended March 31, 2013 and 2012	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
1B.	Defined Terms	13
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
3.	Quantitative and Qualitative Disclosure About Market Risk	19
4.	Controls and Procedures	20

Part II – Other Information
1.	Legal Proceedings	21
1A.	Risk Factors	21
2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
3.	Defaults Upon Senior Securities	21
4.	Mine Safety Disclosures	21
5.	Other Information	21
6.	Exhibits	21

Signatures		22

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”) including, in particular, the statements about our plans, strategies and prospects under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I – Financial Information of this Form 10-Q. Forward-looking statements involve many risks and uncertainties and express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income, expenses or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words “could,” “may,” “predict,” “anticipate,” “would,” “believe,” “estimate,” “expect,” “forecast,” “project,” “objective,” “intend,” “continue,” “should,” “plan,” and similar expressions, or the negatives thereof, are intended to identify forward-looking statements unless the context requires otherwise.

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

▪	fluctuations in customer growth and demand;
▪	impacts of weather on retail sales and wholesale prices;
▪	impacts of renewable energy generation, natural gas prices and other market factors on wholesale prices;
▪	weather-related damage to our electrical system;
▪	fuel and other input costs;
▪	generating unit availability and capacity;
▪	transmission and distribution system reliability and capacity;
▪	purchased power costs and availability;
▪	regulatory action, including, but not limited to, the review of our basic rates and charges by the Indiana Utility Regulatory Commission (“IURC”);
▪	federal and state legislation and regulations;
▪	changes in our credit ratings or the credit ratings of The AES Corporation (“AES”);
▪	fluctuations in the value of pension plan assets, fluctuations in pension plan expenses and our ability to fund defined benefit pension and other post-retirement plans;
▪	changes in financial or regulatory accounting policies;
▪	environmental matters, including costs of compliance with current and future environmental laws and requirements;
▪	interest rates and other costs of capital;
▪	the availability of capital;
▪	labor strikes or other workforce factors;
▪	facility or equipment maintenance, repairs and capital expenditures;
▪

local economic conditions, including the fact that the local and regional economies have struggled through the recession and weak economic climate the past few years and continue to face uncertainty for the foreseeable future;

▪	acts of terrorism, acts of war, pandemic events or natural disasters such as floods, earthquakes, tornadoes, ice storms, droughts or other catastrophic events;
▪	costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation;
▪	industry restructuring, deregulation and competition;
▪	issues related to our participation in the Midcontinent Independent System Operator, Inc. (“MISO”), including the cost associated with membership and the recovery of costs incurred; and
▪	product development and technology changes.

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

PART I – financial information

ITEM 1. financial statementS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended,
	March 31,
	2013	2012

UTILITY OPERATING REVENUES	$327,017	$301,104

UTILITY OPERATING EXPENSES:
Operation:
Fuel	105,707	84,314
Other operating expenses	54,771	53,258
Power purchased	23,211	31,241
Maintenance	25,015	22,734
Depreciation and amortization	45,050	42,724
Taxes other than income taxes	11,877	11,281
Income taxes - net	18,424	17,601
Total utility operating expenses	284,055	263,153
UTILITY OPERATING INCOME	42,962	37,951

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	722	171
Miscellaneous income and (deductions) - net	(537)	(544)
Income tax benefit applicable to nonoperating income	5,868	5,470
Total other income and (deductions) - net	6,053	5,097

INTEREST AND OTHER CHARGES:
Interest on long-term debt	26,050	25,837
Other interest	429	451
Allowance for borrowed funds used during construction	(410)	(476)
Amortization of redemption premiums and expense on debt	1,285	1,207
Total interest and other charges - net	27,354	27,019
NET INCOME	21,661	16,029

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803

NET INCOME APPLICABLE TO COMMON STOCK	$20,858	$15,226

ADD OTHER COMPREHENSIVE INCOME:	-	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$20,858	$15,226

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	March 31,	December 31,
	2013	2012
ASSETS
UTILITY PLANT:
Utility plant in service	$4,404,641	$4,382,534
Less accumulated depreciation	2,072,309	2,043,540
Utility plant in service - net	2,332,332	2,338,994
Construction work in progress	84,160	70,169
Spare parts inventory	16,322	15,445
Property held for future use	1,002	1,002
Utility plant - net	2,433,816	2,425,610
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	532	533
Other investments	5,399	5,333
Other assets - net	5,931	5,866
CURRENT ASSETS:
Cash and cash equivalents	14,321	18,487
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $2,745 and $2,047, respectively)	150,427	141,508
Fuel inventories - at average cost	45,048	45,236
Materials and supplies - at average cost	58,328	57,256
Deferred tax asset - current	9,460	10,809
Regulatory assets	3,019	4,906
Prepayments and other current assets	20,130	21,135
Total current assets	300,733	299,337
DEFERRED DEBITS:
Regulatory assets	517,650	523,839
Miscellaneous	29,965	30,695
Total deferred debits	547,615	554,534
TOTAL	$3,288,095	$3,285,347
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder's deficit:
Paid in capital	$11,967	$11,811
Accumulated deficit	(9,572)	(15,030)
Total common shareholder's equity (deficit)	2,395	(3,219)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,651,338	1,651,120
Total capitalization	1,713,517	1,707,685
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 4)	160,000	160,000
Accounts payable	84,604	76,343
Accrued expenses	22,487	24,310
Accrued real estate and personal property taxes	24,181	19,405
Regulatory liabilities	18,178	10,475
Accrued income taxes	10,237	-
Accrued interest	45,690	31,979
Customer deposits	25,317	24,796
Other current liabilities	10,900	11,210
Total current liabilities	401,594	358,518
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	577,367	570,344
Accumulated deferred income taxes - net	338,586	341,859
Non-current income tax liability	6,187	6,138
Unamortized investment tax credit	7,787	8,162
Accrued pension and other postretirement benefits	224,332	274,017
Miscellaneous	18,725	18,624
Total deferred credits and other long-term liabilities	1,172,984	1,219,144
COMMITMENTS AND CONTINGENCIES (Note 6)
TOTAL	$3,288,095	$3,285,347

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended,
	March 31,
	2013	2012
CASH FLOWS FROM OPERATIONS:
Net income	$21,661	$16,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,459	44,621
Amortization of regulatory assets	805	(719)
Deferred income taxes and investment tax credit adjustments - net	(1,827)	(3,927)
Allowance for equity funds used during construction	(663)	(124)
Change in certain assets and liabilities:
Accounts receivable	(8,919)	8,580
Fuel, materials and supplies	(884)	(5,845)
Income taxes receivable or payable	14,383	16,058
Financial transmission rights	1,501	2,004
Accounts payable and accrued expenses	4,424	(590)
Accrued real estate and personal property taxes	4,776	4,409
Accrued interest	13,711	13,581
Pension and other postretirement benefit expenses	(49,686)	(5,831)
Short-term and long-term regulatory assets and liabilities	13,316	5,316
Other - net	(3,446)	(1,117)
Net cash provided by operating activities	54,611	92,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(40,733)	(31,026)
Grants under the American Recovery and Reinvestment Act of 2009	873	1,902
Cost of removal, net of salvage	(1,480)	(1,537)
Other	(1,232)	(710)
Net cash used in investing activities	(42,572)	(31,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	55,000	7,500
Short-term debt repayments	(55,000)	(21,500)
Dividends on common stock	(15,400)	(14,600)
Preferred dividends of subsidiary	(803)	(803)
Other	(2)	(167)
Net cash used in financing activities	(16,205)	(29,570)
Net change in cash and cash equivalents	(4,166)	31,504
Cash and cash equivalents at beginning of period	18,487	27,283
Cash and cash equivalents at end of period	$14,321	$58,787

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$12,390	$12,223
Income taxes	$-	$-

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholder's
Equity (Deficit) and Noncontrolling Interest
(In Thousands)

	Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Common Shareholder's Equity (Deficit)	Cumulative Preferred Stock of Subsidiary
2012
Beginning Balance	$11,367	$(17,213)	$-	$(5,846)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		15,226		15,226
Distributions to AES		(14,600)		(14,600)
Contributions from AES	84			84
Balance at March 31, 2012	$11,451	$(16,587)	$-	$(5,136)	$59,784
2013
Beginning Balance	$11,811	$(15,030)	$-	$(3,219)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		20,858		20,858
Distributions to AES		(15,400)		(15,400)
Contributions from AES	156			156
Balance at March 31, 2013	$11,967	$(9,572)	$-	$2,395	$59,784

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For a list of certain abbreviations or acronyms used in the Notes to Unaudited Condensed Consolidated Financial Statements, see “Item 1B. Defined Terms” included in Part I – Financial Information of this Form 10-Q.

1. ORGANIZATION

IPALCO Enterprises, Inc. (“IPALCO”) is a holding company incorporated under the laws of the state of Indiana. IPALCO is a wholly-owned subsidiary of The AES Corporation (“AES”). IPALCO was acquired by AES in March 2001. IPALCO owns all of the outstanding common stock of its subsidiaries. Substantially all of IPALCO’s business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, Indianapolis Power & Light Company (“IPL”). IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two combustion turbines at a separate site that are all used for generating electricity. IPL’s net electric generation design  capability for winter and summer is 3,455 Megawatts (“MW”) and 3,316 MW, respectively.

2. Summary of significant accounting policies

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts of IPALCO, IPL and Mid-America Capital Resources, Inc., a non-regulated wholly owned subsidiary of IPALCO. All significant intercompany amounts have been eliminated. The accompanying financial statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited financial statements have been prepared in accordance with the accounting policies described in IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”) and should be read in conjunction therewith. Certain prior period amounts have been reclassified to conform to current year presentation.

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

New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, requiring companies to present current period reclassifications out of accumulated other comprehensive income (“AOCI”). For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. The amendments in this update are effective for IPALCO beginning January 1, 2013 and did not have any impact on IPALCO’s consolidated financial statements.

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

As of March 31, 2013 and December 31, 2012, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets – see Note 5, “Pension and Other Postretirement Benefits”) were considered Level 3, based on the above fair value hierarchy. These primarily consisted of financial transmission rights, which are used to offset MISO congestion charges. Because the benefit associated with financial transmission rights is a flow-through to IPL’s jurisdictional customers, IPL records a regulatory liability matching the value of the financial transmission rights.  In addition, IPALCO had one financial asset, a nonutility investment accounted for using the cost method of accounting, which is measured at fair value on a nonrecurring basis, again using Level 3 measurements. These financial assets and liabilities were not material to the financial statements in the periods covered by this report, individually or in the aggregate.

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

Cash Equivalents

As of March 31, 2013 and December 31, 2012, our cash equivalents consisted of money market funds. The fair value of cash equivalents uses Level 1 measurements and due to their short maturity, approximates their book value, which was $5.7 million and $6.4 million as of March 31, 2013 and December 31, 2012, respectively.

Customer Deposits

Our customer deposits do not have defined maturity dates and therefore, fair value is estimated to be the amount payable on demand, which equaled book value. Customer deposits totaled $25.3 million and $24.8 million as of March 31, 2013 and December 31, 2012, respectively.

Indebtedness

The fair value of our outstanding fixed rate debt has been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Because trading of our debt occurs somewhat infrequently, we consider the fair values to be Level 2. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced.

The following table shows the face value and the fair value of fixed rate and variable rate indebtedness for the periods ending:

	March 31, 2013		December 31, 2012
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$1,765.3	$2,013.0	$1,765.3	$2,012.3
Variable-rate	50.0	50.0	50.0	50.0
Total indebtedness	$1,815.3	$2,063.0	$1,815.3	$2,062.3

The difference between the face value and the carrying value of this indebtedness represents unamortized discounts of $4.0 million and $4.2 million at March 31, 2013 and December 31, 2012, respectively.

4. INDEBTEDNESS

IPL First Mortgage Bonds

IPALCO has classified its outstanding $110 million aggregate principal amount of 6.30% IPL first mortgage bonds due July 2013 as short-term indebtedness and management plans to refinance these bonds with new long-term debt. In the event that we are unable to refinance these bonds on acceptable terms, IPL has available borrowing capacity on its revolving credit facility that could be used to satisfy the obligation.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table (in thousands) presents information for the three months ended March 31, 2013 relating to the Employees’ Retirement Plan of Indianapolis Power & Light Company and the Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”):

Net funded status of plans:
Net funded status at December 31, 2012, before tax adjustments	$(268,518)
Net benefit cost components reflected in net funded status during first quarter:
Service cost	(2,299)
Interest cost	(7,091)
Expected return on assets	9,572
Employer contributions during quarter	49,659
Net funded status at March 31, 2013 before tax adjustments	$(218,677)

Regulatory assets related to pensions(1):
Regulatory assets at December 31, 2012, before tax adjustments	$348,393
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,229)
Amortization of net actuarial loss	(5,684)
Regulatory assets at March 31, 2013 before tax adjustments	$341,480

(1)

Amounts that would otherwise be charged/credited to Accumulated Other Comprehensive Income or Loss upon application of ASC 715, “Compensation – Retirement Benefits” are recorded as a regulatory asset or liability because IPL has historically recovered and currently recovers pension and other postretirement benefit expenses in rates. These are unrecognized amounts yet to be recognized as components of net periodic benefit costs.

Pension Expense

The following table presents Net Periodic Benefit Cost information relating to the Pension Plans combined:

	For the Three Months Ended,
	March 31,
	2013	2012
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$2,299	$1,997
Interest cost	7,091	7,558
Expected return on plan assets	(9,572)	(8,139)
Amortization of prior service cost	1,229	1,061
Amortization of actuarial loss	5,684	4,868
Net periodic benefit cost	$6,731	$7,345

6. COMMITMENTS AND CONTINGENCIES

Legal Loss Contingencies

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

7. INCOME TAXES

IPALCO’s effective combined state and federal income tax rate was 37.6% for the three months ended March 31, 2013 as compared to 44.3% for the three months ended March 31, 2012. The decrease in the effective tax rate was primarily due to a $1.1 million discrete tax expense adjustment recorded in the first quarter of 2012 and an  increase in the allowance for equity funds used during construction in 2013.

8. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. The nonutility category primarily includes the $400 million of 7.25% Senior Secured Notes due April 1, 2016 and the $400 million of 5.00% Senior Secured Notes due May 1, 2018; approximately $6.0 million and $6.4 million of nonutility cash and cash equivalents, as of March 31, 2013 and December 31, 2012, respectively; short-term and long-term nonutility investments of $4.8 million and $4.7 million at March 31, 2013 and December 31, 2012, respectively; and income taxes and interest related to those items. Nonutility assets represented less than 1% of IPALCO’s total assets as of March 31, 2013 and December 31, 2012. Net income for the utility segment was $29.1 million and $23.7 million for the three month periods ended March 31, 2013 and 2012, respectively. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

ITEM 1B. DEFINED TERMS

Defined Terms
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2012 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2012
AES	The AES Corporation
AOCI	Accumulated Other Comprehensive Income
ASC	Financial Accounting Standards Board Accounting Standards Codification
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CPCN	Certificate of Public Convenience and Necessity
DSM	Demand Side Management
ELGs	Effluent Limit Guidelines
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
The Financial Statements	The Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
MW	Megawatt
MISO	Midcontinent Independent System Operator, Inc.
NOV	Notice of Violation and Finding of Violation
NPDES	National Pollutant Discharge Elimination System
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the notes thereto included in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see “Cautionary Note Regarding Forward – Looking Statements” at the beginning of this Form 10-Q. For a list of certain abbreviations or acronyms used in this discussion, see “Item 1B. Defined Terms” included in Part I – Financial Information of this Form 10-Q.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated expenses are not generated evenly by month during the year.

Comparison of three months ended March 31, 2013 and three months ended March 31, 2012

Utility Operating Revenues

Utility operating revenues during the three months ended March 31, 2013 increased by $25.9 million compared to the same period in 2012, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	March 31,			Percentage
	2013	2012	Change	Change

Utility Operating Revenues:
Retail Revenues	$305,877	$288,989	$16,888	5.8%
Wholesale Revenues	16,122	7,706	8,416	109.2%
Miscellaneous Revenues	5,018	4,409	609	13.8%
Total Utility Operating Revenues	$327,017	$301,104	$25,913	8.6%

Heating Degree Days:
Actual	2,938	2,057	881	42.8%
30-year Average	2,855	2,902

The increase in retail revenues of $16.9 million was due to a 6% increase in the volume of kilowatt hours (“kWh”) sold ($12.8 million) and a net increase in the weighted average price per kWh sold ($4.1 million).  The $12.8 million increase in the volume of electricity sold was primarily due to cooler temperatures in our service territory in 2013 (as demonstrated by the 43% increase in heating degree days, as shown above). The $4.1 million increase in the weighted average price of retail kWh sold was primarily due to increases in fuel revenues of $6.5 million,  increases in Demand Side Management (“DSM”) program rate adjustment mechanism revenues of $2.6 million, and increases in environmental rate adjustment mechanism revenues of $2.0 million.  These increases were partially offset by unfavorable block rate variances. Unfavorable block rate variances are attributed to our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. The increase in fuel revenues is offset by increases in fuel costs as described below. Likewise, the vast majority of the increases in environmental and DSM rate adjustment mechanism revenues are offset by increased operating expenses including depreciation and amortization.

The increase in wholesale revenues of $8.4 million was primarily due to  a 67% increase in the quantity of kWh sold ($5.1 million) and a 25%  increase in the weighted average price per kWh sold ($3.3 million) as IPL’s coal-fired generation has been called upon by MISO to produce electricity more often during the three months ended March 31, 2013 versus the comparable period in 2012. We believe these increases were heavily influenced by the impact the colder temperatures in 2013 had on demand for electricity in the MISO wholesale market. Our ability to be dispatched in the MISO market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended March 31,  2012 to the three months ended March 31,  2013 (in millions):

Operating expenses for the three months ended March 31, 2012	$263.2
Increase in fuel costs	21.4
Decrease in power purchased	(8.0)
Increase in DSM program costs	2.6
Increase in depreciation and amortization	2.3
Increase in maintenance expenses	2.3
Other miscellaneous variances	0.3
Operating expenses for the three months ended March 31, 2013	$284.1

The $21.4 million increase in fuel costs is primarily due to a $15.6 million increase in the quantity of fuel consumed as the result of an increase in total electricity sales volume in the comparable periods. The fuel cost increase also includes a $5.7 million increase in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our fuel adjustment charges and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through the fuel adjustment charges proceedings and, therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted.

The $8.0 million decrease in purchased power costs was primarily due to a 53% decrease in the volume of power purchased during the period  ($13.6 million), partially offset by a 52% increase in the market price of purchased power ($5.6 million). The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outages and because at times it is less expensive for us to buy power in the market than to produce it ourselves. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. As previously noted, we believe the increase in the market price for purchased power was heavily influenced by the impact the colder temperatures in 2013 had on demand for electricity in the MISO wholesale market.

The increase in DSM program costs of $2.6 million, which are included in “Other operating expenses” on our unaudited condensed consolidated statements of comprehensive income, is attributed to the continued implementation of IPL’s energy efficiency program initiatives. The increase in DSM program costs is correlated to the increase in DSM program rate adjustment mechanism revenues, as noted above.

The increase in depreciation and amortization costs of $2.3 million was primarily due to an increase of $1.4 million in recoverable environmental rate adjustment mechanism depreciation, which is offset by a corresponding increase in retail revenues. The remaining depreciation expense increase was primarily due to additional utility plant assets placed in service versus the comparable period.

Maintenance expenses for the three months ended March 31, 2013 increased $2.3 million compared to the same period in 2012 primarily due to an increase in scheduled maintenance outages.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had unrestricted cash and cash equivalents of $14.3 million and available borrowing capacity of $246.9 million under our $250.0 million committed revolving credit facilities after outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 28, 2014. As of March 31, 2013, we also have remaining authority from the IURC to, among other things, issue up to $135 million in aggregate principal amount of long-term debt and refinance up to $110 million in existing indebtedness through December 31, 2013, and to have up to $250 million of long-term credit agreements and liquidity facilities outstanding at any one time. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facilities will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facilities; and (iv) additional debt financing. In addition, due to current and future environmental regulations, it is expected that equity capital will also be used as a significant funding source. AES has approved significant equity investments in IPL for its proposed nonrecurring capital expenditures from 2013 through 2016; however, AES is under no contractual obligation to provide such equity capital and there can be no assurance we will receive capital contributions in the amounts or at the times funding may be required.

IPL First Mortgage Bonds

IPALCO has classified its outstanding $110 million aggregate principal amount of 6.30% IPL first mortgage bonds due July 2013 as short-term indebtedness and management plans to refinance these bonds  with new long-term debt. In the event that we are unable to refinance these bonds on acceptable terms, IPL has available borrowing capacity on its revolving credit facility that could be used to satisfy the obligation.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Our capital expenditures totaled $40.7 million and $31.0 million for the three months ended March 31, 2013 and 2012, respectively, reflecting an increase of $9.7 million, which is primarily due to spending to comply with Mercury and Air Toxics Standards (“MATS”) in 2013. Construction expenditures during the first three months of 2013 and 2012 were financed primarily with internally generated cash provided by operations and, to a lesser extent, federal grants for IPL’s Smart Energy Projects.

Our capital expenditure program, including development and permitting costs, for the three year period from 2013 to 2015 is currently estimated to cost approximately $427 million (excluding environmental compliance and replacement generation costs). It includes approximately $256 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers, street lighting facilities and Smart Energy Projects. The capital expenditure program also includes approximately $149 million for power plant related projects and $22 million for other miscellaneous equipment.

In addition to the amounts listed above, IPL plans to spend an additional $511 million through 2016, excluding demolition costs which are not expected to be material, to comply with the MATS rule. Of this amount, $456 million is projected to be spent in the three year period from 2013 to 2015. In addition, IPL will incur costs for compliance with other environmental rules. Such amounts are more difficult to predict, but are currently expected to be less than the expected costs to comply with MATS  (please see “Environmental Matters – MATS” for more details). If approved by the IURC, IPL also plans to expend significant capital on replacement generation costs (please see “Environmental Matters – Replacement Generation” for more details).

Common Stock Dividends

All of IPALCO’s outstanding common stock is held by AES. During the first three months of 2013 and 2012 we paid $15.4 million and $14.6 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $49.7 million and $7.4 million to the Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”) during the first three months of 2013 and 2012, respectively.  We currently do not expect to make additional pension funding payments in 2013. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to be returned to us during 2013.

Regulatory Matters

Senate Bill 560

In April 2013, Senate Bill 560 was signed by the Indiana governor.  The bill seeks to provide more regulatory flexibility to the current process for reviewing necessary utility system improvements and determining appropriate rates. Senate Bill 560 allows utilities to propose a seven-year infrastructure plan for distribution, transmission and storage to the IURC and, if the plan is considered reasonable by the IURC, the utility could recover its investment in facilities identified in the plan in a timely manner. In addition, when Indiana utilities apply for a change in their base rates, if new rates are not approved by the IURC within 300 days after the utility filed its case-in-chief, the bill allows the utility to implement temporary rates including 50% of the proposed increase.  Such temporary rates would be subject to a reconciliation implemented via a credit or surcharge in equal amounts each month for six months, if the IURC’s final order established rates were to differ from the temporary rates previously placed into effect. The IURC would be allowed to extend the 300 day deadline by 60 days, for good cause. Both provisions, as well as an additional provision that allows utilities to utilize a forward-looking test year in rate cases, recognize the capital-intensive nature of the energy industry and seek to reduce lag time between a utility’s investment and the opportunity to recover the investment through rates.

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

MATS

In April 2012, the EPA’s rule to establish maximum achievable control technology standards for each hazardous air pollutant regulated under the U.S. Clean Air Act (“CAA”) emitted from coal and oil-fired electric utilities, known as MATS, became effective. IPL management has developed a plan to comply with this rule. Most of our coal-fired capacity has acid gas scrubbers or comparable control technologies; however, there are other improvements to such control technologies that are necessary to achieve compliance. Under the CAA, compliance is required by April 16, 2015; however, the compliance period for certain units, or group of units, may be extended by state permitting authorities (for up to one additional year) or through a CAA administrative order from the EPA (for another additional year). In December 2012, Indiana Department of Environmental Management (“IDEM”) granted a one-year extension covering all coal-fired units at Harding Street and Eagle Valley, in addition to Unit 3 and Unit 4 at Petersburg. In February 2013, IDEM granted a three month extension on Petersburg Unit 2.

We have reviewed the impact of the MATS rule and estimate additional expenditures related to this rule for environmental controls for our baseload generating units to be approximately $511 million through 2016, excluding demolition costs which are not expected to be material. In August 2012, we filed our original MATS plan petition and a request with the IURC for a Certificate of Public Convenience and Necessity (“CPCN”) for the installation of emission controls to comply with the MATS rule.  These filings detail the controls we plan to add to each of our five baseload units, including four at our Petersburg generating station and one at our Harding Street generating station. A hearing with the IURC was held on this matter in April 2013, and IPL expects to receive an order from the IURC in the next few months. We will seek and expect to recover through our environmental rate adjustment mechanism, all operating and capital expenditures related to compliance with MATS; however, there can be no assurance that we will be successful in that regard. Recovery of these costs is expected to be sought through an Indiana statute that allows for 100% recovery of qualifying costs through a rate adjustment mechanism.

Several lawsuits challenging the MATS rule have been filed and consolidated into a single proceeding before the U.S. Court of Appeals for the District of Columbia Circuit. We cannot predict the outcome of this litigation.

Replacement Generation

IPL expects to retire and replace or refuel several generating units fueled by either coal or oil (approximately 620 MW in total) by April 2017. As a result, in April 2013, IPL filed a petition and case-in-chief with the IURC seeking a CPCN to build a 550 to 725 MW combined cycle gas turbine (“CCGT”) at its Eagle Valley Station site in Indiana and to refuel Harding Street Station Units 5 and 6 from coal to natural gas (106 MW each). The total estimated cost of these projects is $667 million. IPL is seeking authority to accrue allowance for debt and equity funds used during construction, and to defer the recognition of depreciation expense of the projects until such time that IPL is allowed to collect a return and depreciation expense on the projects. If approved, the CCGT is expected to be placed into service in April 2017 and the refueling project is expected to be complete by April 2016. If the Harding Street Units 5 and 6 are not refueled, they will likely need to be retired because it is not economical to install controls on those units to comply with MATS. If we receive approval for the CCGT, recovery of these costs will likely require IPL to file a base rate case with the IURC.

Environmental Wastewater Requirements

In August 2012, IDEM issued National Pollutant Discharge Elimination System (“NPDES”) permits to the IPL Petersburg, Harding Street, and Eagle Valley generating stations, which became effective in October 2012. NPDES permits regulate specific industrial wastewater and storm water discharges to the waters of Indiana under Sections 402 and 405 of the Federal Water Pollution Control Act. These permits set new water quality based levels of acceptable metal effluent water discharges for the Petersburg and Harding Street facilities, as well as monitoring and other requirements designed to protect aquatic life, with full compliance with the new metal effluent limits required by October 2015.  In April 2013, IPL received an extension to the compliance deadline through September 2017 as part of an agreed order with IDEM.

IPL is conducting studies to determine what operational changes and/or additional equipment will be required to comply with the new limitations. In developing its compliance plans, IPL must make assumptions about the outcomes of future Federal rulemakings with respect to coal combustion residuals, cooling water intake and wastewater effluents. We will seek and expect to recover through our environmental rate adjustment mechanism, any operating or capital expenditures related to compliance with these NPDES permit requirements. Recovery of these costs is expected to be sought through an Indiana statute that allows for 80% recovery of qualifying costs through a rate adjustment mechanism with the remainder recorded as a regulatory asset to be considered for recovery in the next base rate case proceeding; however, there can be no assurances that we will be successful in that regard. In light of the uncertainties at this time, we cannot predict the impact of these permit requirements on our consolidated results of operations, cash flows, or financial condition, but it is expected to be material.

In April 2013, EPA announced proposed rules to reduce toxic pollutants discharged into waterways by power plants commonly known as “Effluent Limit Guidelines” or “ELGs”. The proposed ELGs are intended to update the existing technology-based rules for controlling the discharge of pollutants from various waste streams associated with steam electric generating facilities.  It is too early to determine whether the impacts of these proposed ELGs, if and when they become final, will materially impact IPL or its current NPDES permits. It is expected that EPA will finalize the ELGs by May 2014.

Summary

Environmental laws and regulations presently require us to incur material capital expenditures and operating costs. We expect to incur material costs, both in capital expenditures and ongoing operating and maintenance costs, to comply with MATS (up to $511 million in capital expenditures through 2016, excluding demolition costs which are not expected to be material, as discussed in “MATS” above) and NPDES, and, to a lesser extent to which we cannot predict, other expected environmental regulations related to: coal combustion byproducts; cooling water intake; Polychlorinated Biphenyl-containing equipment; National Ambient Air Quality Standards; and wastewater effluent rules.  In addition, the combination of existing and expected environmental regulations make it likely that we will temporarily or permanently retire or repower several of our existing, primarily coal-fired, smaller and older generating units within the next several years (the total estimated cost of these projects is $667 million, as discussed in “Replacement Generation” above). We would expect to seek recovery of both capital and operating costs related to all such compliance, although there can be no assurances that we would be successful in that regard.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)), as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2013. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of March 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – Other Information

ITEM 1. Legal proceedings

Please see Note 6,  “Commitments and Contingencies” to The Financial Statements for a summary of significant legal proceedings involving us. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business, none of which we believe, based on currently available information, will result in a material adverse effect on our results of operations, financial condition, or cash flows.

ITEM 1a.  risk factors

There have been no material changes to the risk factors as previously disclosed in IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

IPALCO ENTERPRISES, INC.

(Registrant)

Date:             May 8, 2013                                              /s/ Kelly M. Huntington

Kelly M. Huntington

Senior Vice President and Chief Financial Officer

(Principal Financial Officer and Duly Authorized Officer)

Date:             May 8, 2013                                               /s/ Kurt A. Tornquist

Kurt A. Tornquist

Vice President and Controller

(Principal Accounting Officer)

Exhibit 31.1

Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

I, Kenneth J. Zagzebski, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IPALCO Enterprises, Inc. (the “registrant”);
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 8, 2013                                                            /s/ Kenneth J. Zagzebski

Kenneth J. Zagzebski

President and Chief Executive Officer

Exhibit 31.2

Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

I, Kelly M. Huntington, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of IPALCO Enterprises, Inc. (the “registrant”);
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 8, 2013                                                            /s/ Kelly M. Huntington

Kelly M. Huntington

Senior Vice President and Chief Financial Officer

Exhibit 32

Certification Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The certification set forth below is being submitted in connection with the Quarterly Report on Form 10-Q for the period ended March 31, 2013 (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Kenneth J. Zagzebski,  President and Chief Executive Officer and Kelly M. Huntington,  Senior Vice President and Chief Financial Officer of IPALCO Enterprises, Inc. (“IPALCO”), each certifies that, to the best of his or her knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of IPALCO.

Date: May 8, 2013/s/ Kenneth J. Zagzebski

Kenneth J. Zagzebski

President and Chief Executive Officer

Date: May 8, 2013/s/ Kelly M. Huntington

Kelly M. Huntington

Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to IPALCO and will be retained by IPALCO and furnished to the Securities and Exchange Commission or its staff upon request.