Form 10-Q
period 2013-06-30
IPALCO ENTERPRISES, INC.
filed 2013-08-08
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934
For the quarterly period ended June 30, 2013

or

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

At August 7, 2013,  89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.

QUARTERLY Report on Form 10-q

For Quarter Ended June 30, 2013

Table of Contents

Item No.		Page No.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS		3

Part I – FINANCIAL INFORMATION
1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months and Six Months ended June 30, 2013 and 2012	4
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2013 and 2012	6
	Unaudited Condensed Consolidated Statements of Common Shareholder’s Deficit and Noncontrolling Interest for the Six Months ended June 30, 2013 and 2012	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
1B.	Defined Terms	14
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
3.	Quantitative and Qualitative Disclosure About Market Risk	22
4.	Controls and Procedures	23

Part II – Other Information
1.	Legal Proceedings	24
1A.	Risk Factors	24
2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
3.	Defaults Upon Senior Securities	24
4.	Mine Safety Disclosures	24
5.	Other Information	24
6.	Exhibits	24

Signatures		25

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

PART I – financial information

ITEM 1. financial statementS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2013	2012	2013	2012

UTILITY OPERATING REVENUES	$299,569	$292,659	$626,586	$593,763

UTILITY OPERATING EXPENSES:
Operation:
Fuel	94,092	74,257	199,799	158,571
Other operating expenses	58,778	53,784	113,549	107,042
Power purchased	18,073	33,278	41,284	64,519
Maintenance	29,092	28,395	54,107	51,129
Depreciation and amortization	45,455	44,551	90,505	87,275
Taxes other than income taxes	11,403	10,890	23,280	22,171
Income taxes - net	10,893	12,921	29,317	30,522
Total utility operating expenses	267,786	258,076	551,841	521,229
UTILITY OPERATING INCOME	31,783	34,583	74,745	72,534

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	889	220	1,611	391
Miscellaneous income and (deductions) - net	(648)	(62)	(1,185)	(606)
Income tax benefit applicable to nonoperating income	5,236	4,972	11,104	10,442
Total other income and (deductions) - net	5,477	5,130	11,530	10,227

INTEREST AND OTHER CHARGES:
Interest on long-term debt	26,463	25,875	52,513	51,712
Other interest	433	469	862	920
Allowance for borrowed funds used during construction	(511)	(148)	(921)	(624)
Amortization of redemption premiums and expense on debt	1,287	1,226	2,572	2,433
Total interest and other charges - net	27,672	27,422	55,026	54,441
NET INCOME	9,588	12,291	31,249	28,320

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	804	804	1,607	1,607

NET INCOME APPLICABLE TO COMMON STOCK	$8,784	$11,487	$29,642	$26,713

ADD OTHER COMPREHENSIVE INCOME	-	-	-	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$8,784	$11,487	$29,642	$26,713

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	June 30,	December 31,
	2013	2012
ASSETS
UTILITY PLANT:
Utility plant in service	$4,408,542	$4,382,534
Less accumulated depreciation	2,086,929	2,043,540
Utility plant in service - net	2,321,613	2,338,994
Construction work in progress	129,004	70,169
Spare parts inventory	16,012	15,445
Property held for future use	1,002	1,002
Utility plant - net	2,467,631	2,425,610
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	530	533
Other investments	5,682	5,333
Other assets - net	6,212	5,866
CURRENT ASSETS:
Cash and cash equivalents	31,413	18,487
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $2,293 and $2,047, respectively)	131,103	141,508
Fuel inventories - at average cost	48,795	45,236
Materials and supplies - at average cost	58,683	57,256
Deferred tax asset - current	10,292	10,809
Regulatory assets	3,394	4,906
Prepayments and other current assets	46,918	21,135
Total current assets	330,598	299,337
DEFERRED DEBITS:
Regulatory assets	512,019	523,839
Miscellaneous	32,222	30,695
Total deferred debits	544,241	554,534
TOTAL	$3,348,682	$3,285,347
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder's deficit:
Paid in capital	$12,138	$11,811
Accumulated deficit	(15,288)	(15,030)
Total common shareholder's deficit	(3,150)	(3,219)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,821,283	1,651,120
Total capitalization	1,877,917	1,707,685
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 4)	50,000	160,000
Accounts payable	108,417	76,343
Accrued expenses	23,382	24,310
Accrued real estate and personal property taxes	19,542	19,405
Regulatory liabilities	30,140	10,475
Accrued interest	29,390	31,979
Customer deposits	25,623	24,796
Other current liabilities	9,861	11,210
Total current liabilities	296,355	358,518
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	580,141	570,344
Accumulated deferred income taxes - net	337,480	341,859
Non-current income tax liability	6,306	6,138
Unamortized investment tax credit	7,411	8,162
Accrued pension and other postretirement benefits	224,302	274,017
Miscellaneous	18,770	18,624
Total deferred credits and other long-term liabilities	1,174,410	1,219,144
COMMITMENTS AND CONTINGENCIES (Note 6)
TOTAL	$3,348,682	$3,285,347

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended,
	June 30,
	2013	2012
CASH FLOWS FROM OPERATIONS:
Net income	$31,249	$28,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,245	89,360
Amortization of regulatory assets	1,729	231
Deferred income taxes and investment tax credit adjustments - net	(3,665)	(8,490)
Allowance for equity funds used during construction	(1,490)	(295)
Change in certain assets and liabilities:
Accounts receivable	10,404	(629)
Fuel, materials and supplies	(4,986)	(13,154)
Income taxes receivable or payable	(9,136)	70
Financial transmission rights	(9,682)	(4,787)
Accounts payable and accrued expenses	1,306	(352)
Accrued real estate and personal property taxes	137	639
Accrued interest	(2,589)	766
Pension and other postretirement benefit expenses	(49,715)	(13,976)
Short-term and long-term regulatory assets and liabilities	28,031	15,324
Other - net	(5,895)	(5,733)
Net cash provided by operating activities	76,943	87,294

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(86,043)	(56,958)
Grants under the American Recovery and Reinvestment Act of 2009	891	2,663
Cost of removal, net of salvage	(2,884)	(5,879)
Other	(2,187)	(3,230)
Net cash used in investing activities	(90,223)	(63,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	129,000	50,000
Short-term debt repayments	(129,000)	(44,000)
Long-term borrowings, net of discount	169,728	-
Retirement of long-term debt, including make-whole provision	(110,377)	-
Dividends on common stock	(29,900)	(29,600)
Preferred dividends of subsidiary	(1,607)	(1,607)
Deferred financing costs paid	(1,636)	(166)
Other	(2)	(4)
Net cash provided by (used in) financing activities	26,206	(25,377)
Net change in cash and cash equivalents	12,926	(1,487)
Cash and cash equivalents at beginning of period	18,487	27,283
Cash and cash equivalents at end of period	$31,413	$25,796

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$55,067	$51,227
Income taxes	$31,000	$28,500

	As of June 30,
	2013	2012
Non-cash financing and investing activities:
Accruals for capital expenditures	$43,621	$19,896

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholder's Deficit
and Noncontrolling Interest
(In Thousands)

	Paid in Capital	Accumulated Deficit	Total Common Shareholder's Deficit	Cumulative Preferred Stock of Subsidiary
2012
Beginning Balance	$11,367	$(17,213)	$(5,846)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		26,713	26,713
Distributions to AES		(29,600)	(29,600)
Contributions from AES	220		220
Balance at June 30, 2012	$11,587	$(20,100)	$(8,513)	$59,784
2013
Beginning Balance	$11,811	$(15,030)	$(3,219)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		29,642	29,642
Distributions to AES		(29,900)	(29,900)
Contributions from AES	327		327
Balance at June 30, 2013	$12,138	$(15,288)	$(3,150)	$59,784

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For a list of certain abbreviations or acronyms used in the Notes to Unaudited Condensed Consolidated Financial Statements, see “Item 1B. Defined Terms” included in Part I – Financial Information of this Form 10-Q.

1. ORGANIZATION

IPALCO Enterprises, Inc. (“IPALCO”) is a holding company incorporated under the laws of the state of Indiana. IPALCO is a wholly-owned subsidiary of The AES Corporation (“AES”). IPALCO was acquired by AES in March 2001. IPALCO owns all of the outstanding common stock of its subsidiaries. Substantially all of IPALCO’s business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, Indianapolis Power & Light Company (“IPL”). IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two combustion turbines at a separate site that are all used for generating electricity. IPL’s net electric generation design  capability for winter and summer is 3,272 Megawatts (“MW”) and 3,148 MW, respectively.

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

New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” requiring companies to present current period reclassifications out of accumulated other comprehensive income (“AOCI”). For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. The amendments in this update are effective for IPALCO beginning January 1, 2013 and did not have any impact on IPALCO’s consolidated financial statements.

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

IPALCO did not have any financial assets or liabilities measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the periods covered by this report. As of June 30, 2013 and December 31, 2012, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets – see Note 5, “Pension and Other Postretirement Benefits”) were considered Level 3, based on the above fair value hierarchy. These primarily consisted of financial transmission rights, which are used to offset MISO congestion charges. Because the benefit associated with financial transmission rights is a flow-through to IPL’s jurisdictional customers, IPL records a regulatory liability matching the value of the financial transmission rights.  In addition, IPALCO had one financial asset, a nonutility investment accounted for using the cost method of accounting, which is measured at fair value on a nonrecurring basis, again using Level 3 measurements. These financial assets and liabilities were not material to the financial statements in the periods covered by this report, individually or in the aggregate.

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

Cash Equivalents

As of June 30, 2013 and December 31, 2012, our cash equivalents consisted of money market funds. The fair value of cash equivalents uses Level 1 measurements and due to their short maturity, approximates their book value, which was $5.4 million and $6.4 million as of June 30, 2013 and December 31, 2012, respectively.

Indebtedness

The fair value of our outstanding fixed rate debt has been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Because trading of our debt occurs somewhat infrequently, we consider the fair values to be Level 2. The purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced.

The following table shows the face value and the fair value of fixed rate and variable rate indebtedness for the periods ending:

	June 30, 2013		December 31, 2012
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$1,825.3	$1,947.5	$1,765.3	$2,012.3
Variable-rate	50.0	50.0	50.0	50.0
Total indebtedness	$1,875.3	$1,997.5	$1,815.3	$2,062.3

The difference between the face value and the carrying value of this indebtedness represents unamortized discounts of $4.0 million and $4.2 million at June 30, 2013 and December 31, 2012, respectively.

4. INDEBTEDNESS

IPL First Mortgage Bonds

In June 2013, IPL issued $170 million aggregate principal amount of first mortgage bonds,  4.65% Series, due June 2043. Net proceeds from this offering were approximately $167.6 million, after deducting the initial purchasers’ discount and fees and expenses for the offering payable by IPL. The net proceeds from the offering were used in June of 2013 to finance the redemption of $110 million aggregate principal amount of IPL first mortgage bonds, 6.30% Series, due July 2013, and to pay related fees, expenses and applicable redemption prices. We are using all remaining proceeds to finance a portion of our environmental construction program and for other general corporate purposes.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table (in thousands) presents information for the six months ended June 30, 2013 relating to the Employees’ Retirement Plan of Indianapolis Power & Light Company and the Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”):

Net funded status of plans:
Net funded status at December 31, 2012, before tax adjustments	$(268,518)
Net benefit cost components reflected in net funded status during first quarter:
Service cost	(2,299)
Interest cost	(7,091)
Expected return on assets	9,572
Employer contributions during quarter	49,659
Net funded status at March 31, 2013 before tax adjustments	$(218,677)
Net benefit cost components reflected in net funded status during second quarter:
Service cost	(2,299)
Interest cost	(7,090)
Expected return on assets	9,572
Employer contributions during quarter	-
Net funded status at June 30, 2013 before tax adjustments	$(218,494)

Regulatory assets related to pensions(1):
Regulatory assets at December 31, 2012, before tax adjustments	$348,393
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,229)
Amortization of net actuarial loss	(5,684)
Regulatory assets at March 31, 2013 before tax adjustments	$341,480
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,229)
Amortization of net actuarial loss	(5,684)
Regulatory assets at June 30, 2013 before tax adjustments	$334,567

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

Pension Expense

The following table presents Net Periodic Benefit Cost information relating to the Pension Plans combined:

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
Components of net periodic benefit cost:
Service cost	$2,299	$1,996	$4,598	$3,993
Interest cost	7,090	7,558	14,181	15,116
Expected return on plan assets	(9,572)	(8,138)	(19,144)	(16,277)
Amortization of prior service cost	1,229	1,062	2,458	2,123
Amortization of actuarial loss	5,684	4,867	11,368	9,735
Net periodic benefit cost	$6,730	$7,345	$13,461	$14,690

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

7. INCOME TAXES

IPALCO’s effective combined state and federal income tax rates were 39.2% and 38.1% for the three and six months ended June 30, 2013, respectively, as compared to 40.9% and 42.9% for the three and six months ended June 30, 2012, respectively. The decrease in the effective tax rate for the six months ended June 30, 2013 versus the comparable period was primarily due to a $1.1 million discrete tax expense adjustment recorded in the first quarter of 2012 and an  increase in the allowance for equity funds used during construction in 2013. The decrease in the effective tax rate for the three months ended June 30, 2013 versus the comparable period was primarily due to an increase in the allowance for equity funds used during construction in 2013.

8. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. The nonutility category primarily includes the $400 million of 7.25% Senior Secured Notes due April 1, 2016 and the $400 million of 5.00% Senior Secured Notes due May 1, 2018; approximately $6.5 million and $6.4 million of nonutility cash and cash equivalents, as of June 30, 2013 and December 31, 2012, respectively; short-term and long-term nonutility investments of $4.9 million and $4.7 million at June 30, 2013 and December 31, 2012, respectively; and income taxes and interest related to those items. Nonutility assets represented less than 1% of IPALCO’s total assets as of June 30, 2013 and December 31, 2012. Net income for the utility segment was $46.9 million and $44.1 million for the six month periods ended June 30, 2013 and 2012, respectively, and $17.8  million and $20.3 million for the three month periods ended June 30, 2013 and 2012, respectively. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

9. SUBSEQUENT EVENTS

On July 31, 2013, IPALCO received an equity capital contribution of $49.1 million from AES for funding needs related to IPL’s environmental construction program, which IPALCO then made the same investment in IPL.

ITEM 1B. DEFINED TERMS

Defined Terms
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2012 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2012
AES	The AES Corporation
AOCI	Accumulated Other Comprehensive Income
ASC	Financial Accounting Standards Board Accounting Standards Codification
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CO2	Carbon Dioxide
CPCN	Certificate of Public Convenience and Necessity
DSM	Demand Side Management
ELGs	Effluent Limit Guidelines
EPA	U.S. Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
The Financial Statements	The Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
MW	Megawatt
MISO	Midcontinent Independent System Operator, Inc.
NOV	Notice of Violation and Finding of Violation
NPDES	National Pollutant Discharge Elimination System
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company

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

Comparison of three months ended June 30, 2013 and three months ended June 30, 2012

Utility Operating Revenues

Utility operating revenues during the three months ended June 30, 2013 increased by $6.9 million compared to the same period in 2012, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	June 30,			Percentage
	2013	2012	Change	Change

Utility Operating Revenues:
Retail Revenues	$271,267	$284,181	$(12,914)	(4.5%)
Wholesale Revenues	23,502	3,523	19,979	567.1%
Miscellaneous Revenues	4,800	4,955	(155)	(3.1%)
Total Utility Operating Revenues	$299,569	$292,659	$6,910	2.4%

Heating Degree Days:
Actual	488	361	127	35.2%
30-year Average	524	551

Cooling Degree Days:
Actual	355	474	(119)	(25.1%)
30-year Average	309	302

The decrease in retail revenues of $12.9 million was due to a 5%  decrease in the volume of kilowatt hours (“kWh”) sold ($9.9 million) and a net decrease in the weighted average price per kWh sold ($3.0 million).  The $9.9 million decrease in the volume of electricity sold was primarily due to cooler temperatures in our service territory during the second quarter of 2013 versus the comparable period (as demonstrated by the 25% decrease in cooling degree days, as shown above). The $3.0 million decrease in the weighted average price of retail kWh sold was primarily due to decreases in fuel revenues of $7.1 million, partially offset by increases in Demand Side Management (“DSM”) program rate adjustment mechanism revenues of $1.5 million and favorable block rate variances. Favorable block rate variances are attributed to our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases.

The increase in wholesale revenues of $20.0 million was primarily due to  a 441% increase in the quantity of kWh sold ($15.5 million) and a 23%  increase in the weighted average price per kWh sold ($4.4 million) as IPL’s coal-fired generation has been called upon by MISO to produce electricity more often during the three months ended June 30, 2013 versus the comparable period in 2012. Our ability to be dispatched in the MISO market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability. We believe the most significant factor that drove up wholesale electricity prices (which contributed to our favorable wholesale volumes) was an increase in natural gas prices.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended June 30,  2012 to the three months ended June 30,  2013 (in millions):

Operating expenses for the three months ended June 30, 2012	$258.1
Increase in fuel costs	19.8
Decrease in power purchased	(15.2)
Increase in DSM program costs	2.1
Other miscellaneous variances	3.0
Operating expenses for the three months ended June 30, 2013	$267.8

The $19.8 million increase in fuel costs is primarily due to a $19.1 million increase in the quantity of fuel consumed as the result of an increase in total electricity sales volume in the comparable periods.  The $15.2 million decrease in purchased power costs was primarily due to a 67% decrease in the volume of power purchased during the period  ($21.0 million), partially offset by a 49% increase in the market price of purchased power ($5.8 million). The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outages and because at times it is less expensive for us to buy power in the market than to produce it ourselves. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. In the comparable periods, the increase in natural gas prices had the largest impact on the market price of purchased power.

The increase in DSM program costs of $2.1 million, which are included in “Other operating expenses” on our unaudited condensed consolidated statements of comprehensive income, is attributed to the continued implementation of IPL’s energy efficiency program initiatives. The increase in DSM program costs is correlated to the increase in DSM program rate adjustment mechanism revenues, as noted above.

Comparison of six months ended June 30, 2013 and six months ended June 30, 2012

Utility Operating Revenues

Utility operating revenues during the six months ended June 30, 2013 increased by $32.8 million compared to the same period in 2012, which resulted from the following changes (dollars in thousands):

	Six Months Ended
	June 30,			Percentage
	2013	2012	Change	Change

Utility Operating Revenues:
Retail Revenues	$577,144	$573,169	$3,975	0.7%
Wholesale Revenues	39,624	11,230	28,394	252.8%
Miscellaneous Revenues	9,818	9,364	454	4.8%
Total Utility Operating Revenues	$626,586	$593,763	$32,823	5.5%

Heating Degree Days:
Actual	3,426	2,418	1,008	41.7%
30-year Average	3,379	3,453

Cooling Degree Days:
Actual	355	519	(164)	(31.6%)
30-year Average	309	302

Retail revenues increased slightly by 0.7%, primarily due to a slight increase in the volume of kilowatt hours (“kWh”) sold ($3.8  million).  The $3.8 million increase in the volume of electricity sold was primarily due to cooler temperatures in our service territory during the winter heating season in 2013 (as demonstrated by the 42% increase in heating degree days, as shown above). In contrast, this was partially offset by cooler temperatures in our service territory during the early stages of the cooling season in 2013 (as demonstrated by the 32% decrease in cooling degree days, as shown above).

The increase in wholesale revenues of $28.4 million was primarily due to a 174% increase in the quantity of kWh sold ($19.5 million) and a 29% increase in the weighted average price per kWh sold ($8.9 million) as IPL’s coal-fired generation has been called upon by MISO to produce electricity more often during the six months ended June 30, 2013 versus the comparable period in 2012. As described previously, this was primarily due to increased natural gas prices which drove up wholesale electricity prices.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the six months ended June 30, 2012 to the six months ended June 30, 2013 (in millions):

Operating expenses for the six months ended June 30, 2012	$521.2
Increase in fuel costs	41.2
Decrease in power purchased	(23.2)
Increase in DSM program costs	4.7
Other miscellaneous variances	7.9
Operating expenses for the six months ended June 30, 2013	$551.8

The $41.2 million increase in fuel costs is primarily due to a $34.5 million increase in the quantity of fuel consumed as the result of an increase in total electricity sales volume in the comparable periods. The fuel cost increase also includes a $6.4 million increase in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our fuel adjustment charges and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through the fuel adjustment charges proceedings and, therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted.

The $23.2 million decrease in purchased power costs was primarily due to a 61% decrease in the volume of power purchased during the period ($34.9 million), partially offset by a 52% increase in the market price of purchased power ($11.5 million). As described previously, IPL’s units were called upon more often in 2013, primarily due to increased natural gas prices which drove up wholesale electricity prices. This reduced the amount of electricity IPL needed to purchase in order to serve its retail load requirements.

The increase in DSM program costs of $4.7 million, which are included in “Other operating expenses” on our unaudited condensed consolidated statements of comprehensive income, is attributed to the continued implementation of IPL’s energy efficiency program initiatives. The increase in DSM program costs is correlated to the increase in DSM program rate adjustment mechanism revenues, as previously noted.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had unrestricted cash and cash equivalents of $31.4 million and available borrowing capacity of $246.9 million under our $250.0 million committed revolving credit facility after outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the Federal Energy Regulatory Commission (“FERC”). We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 28, 2014. As of June 30, 2013, we also have remaining authority from the IURC to, among other things, issue up to $75 million in aggregate principal amount of long-term debt through December 31, 2013, and to have up to $250 million of long-term credit agreements and liquidity facilities outstanding at any one time. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. In addition, due to current and future environmental regulations, it is expected that equity capital will also be used as a significant funding source. AES has approved significant equity investments in IPL for its proposed nonrecurring capital expenditures from 2013 through 2016; however, AES is under no contractual obligation to provide such equity capital and there can be no assurance we will receive capital contributions in the amounts or at the times funding may be required. On July 31, 2013,  IPALCO received an equity capital contribution of $49.1 million from AES for funding needs related to IPL’s environmental construction program, which IPALCO then made the same investment in IPL.

IPL First Mortgage Bonds

In June 2013, IPL issued $170 million aggregate principal amount of first mortgage bonds, 4.65% Series, due June 2043. Net proceeds from this offering were approximately $167.6 million, after deducting the initial purchasers’ discount and fees and expenses for the offering payable by IPL. The net proceeds from the offering were used in June of 2013 to finance the redemption of $110 million aggregate principal amount of IPL first mortgage bonds, 6.30% Series, due July 2013, and to pay related fees, expenses and applicable redemption prices. We are using all remaining proceeds to finance a portion of our environmental construction program and for other general corporate purposes.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Our capital expenditures totaled $86.0 million and $57.0 million for the six months ended June 30, 2013 and 2012, respectively, reflecting an increase of $29.0 million, which is primarily due to spending to comply with Mercury and Air Toxics Standards (“MATS”). Construction expenditures during the first six months of 2013 and 2012 were financed primarily with internally generated cash provided by operations, borrowings on our credit facility, long-term borrowings and, to a lesser extent, federal grants for IPL’s Smart Energy Projects.

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

In addition to the amounts listed above, IPL plans to spend an additional $511 million through 2016, excluding demolition costs which are not expected to be material, to comply with the MATS rule. Of this amount, $456 million is projected to be spent in the three year period from 2013 to 2015. In addition, IPL will incur costs for compliance with other environmental rules. Such amounts are more difficult to predict, but are currently expected to be less than the expected costs to comply with MATS (please see “Environmental Matters – MATS” for more details). If approved by the IURC, IPL also plans to expend significant capital on replacement generation costs (please see “Unit Retirements and Replacement Generation”  below for more details).

Common Stock Dividends

All of IPALCO’s outstanding common stock is held by AES. During the first six months of 2013 and 2012 we paid $29.9 million and $29.6 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $49.7 million and $17.1 million to the Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”) during the first six months of 2013 and 2012, respectively.  We currently do not expect to make additional pension funding contributions in 2013. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to be returned to us during 2013.

Regulatory Matters

Senate Bill 560

In April 2013, Senate Bill 560 became law in Indiana.  This law provides more regulatory flexibility to the current process for reviewing necessary utility system improvements and determining appropriate rates. Senate Bill 560 allows utilities to propose a seven-year infrastructure plan for distribution, transmission and storage to the IURC and, if the plan is considered reasonable by the IURC, the utility could recover its investment in facilities identified in the plan in a timely manner. In addition, when Indiana utilities apply for a change in their base rates, if new rates are not approved by the IURC within 300 days after the utility filed its case-in-chief, the bill allows the utility to implement temporary rates including 50% of the proposed increase.  Such temporary rates would be subject to a reconciliation implemented via a credit or surcharge in equal amounts each month for six months, if the IURC’s final order established rates were to differ from the temporary rates previously placed into effect. The IURC would be allowed to extend the 300 day deadline by 60 days, for good cause. Both provisions, as well as an additional provision that allows utilities to utilize a forward-looking test year in rate cases, recognize the capital-intensive nature of the energy industry and seek to reduce time between a utility’s investment and the opportunity to recover the investment through rates.

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

MATS

In April 2012, the EPA’s rule to establish maximum achievable control technology standards for each hazardous air pollutant regulated under the CAA emitted from coal and oil-fired electric utilities, known as “MATS”, became effective. IPL management has developed a plan to comply with this rule. Most of our coal-fired capacity has acid gas scrubbers or comparable control technologies; however, there are other improvements to such control technologies that are necessary to achieve compliance. Under the CAA, compliance with MATS is required by April 16, 2015; however, the compliance period for certain units, or group of units, may be extended by state permitting authorities (for up to one additional year) or through a CAA administrative order from the EPA (for another additional year). In December 2012, Indiana Department of Environmental Management (“IDEM”) granted a one-year extension covering all coal-fired units at Harding Street and Eagle Valley, in addition to Unit 3 and Unit 4 at Petersburg. In February 2013, IDEM granted a three month extension on Petersburg Unit 2.

We have reviewed the impact of the MATS rule and estimate additional expenditures related to this rule for environmental controls for our baseload generating units to be approximately $511 million through 2016, excluding demolition costs which are not expected to be material. In August 2012, we filed our original MATS plan petition and a request with the IURC for a Certificate of Public Convenience and Necessity (“CPCN”) for the installation of emission controls to comply with the MATS rule.  These filings detail the controls we plan to add to each of our five baseload units, including four at our Petersburg generating station and one at our Harding Street generating station. A hearing with the IURC was held on this matter in April 2013, and IPL expects to receive an order from the IURC within the next  month. We will seek and expect to recover through our environmental rate adjustment mechanism, all operating and capital expenditures related to compliance with MATS; however, there can be no assurance that we will be successful in that regard.  Recovery of these costs is expected to be sought through an Indiana statute that allows for 100% recovery of qualifying costs through a rate adjustment mechanism.

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

In April 2013, EPA announced proposed rules to reduce toxic pollutants discharged into waterways by power plants commonly known as “Effluent Limit Guidelines” or “ELGs.” The proposed ELGs are intended to update the existing technology-based rules for controlling the discharge of pollutants from various waste streams associated with steam electric generating facilities. It is too early to determine whether the impacts of these proposed ELGs, if and when they become final, will materially impact IPL or its current NPDES permits. Under a consent decree, EPA is required to finalize the ELGs by May 2014.

Climate Change Legislation and Regulation

On June 25, 2013, the President of the United States directed the EPA to issue a new proposed rule establishing New Source Performance Standards for carbon dioxide (“CO2”) emissions for newly constructed fossil-fueled electric utility steam generating units (“EUSGUs”) larger than 25 MW by September 20, 2013, and to issue a final rule in a timely fashion after considering all public comments.  The EPA subsequently indicated its intention to issue a new proposed rule to address GHGs from newly constructed fossil-fueled power plants.

In his June 25, 2013 announcement, the President,  as anticipated, also directed the EPA to issue new standards, regulations, or guidelines, as appropriate, that address CO2 emissions from existing power plants.  The President directed the EPA to (i) issue a proposed rule by June 1, 2014; (i) issue a final rule by June 1, 2015; and (iii) require that States submit their implementation plans to EPA by no later than June 30, 2016.

It is impossible to estimate the impact and compliance costs associated with any future EPA regulations applicable to new, modified or existing EUSGUs until such regulations are finalized; however, the impact, including the compliance costs, could be material to our consolidated financial condition or results of operations.

Summary

Environmental laws and regulations presently require us to incur material capital expenditures and operating costs. We expect to incur material costs, both in capital expenditures and ongoing operating and maintenance costs, to comply with MATS (up to $511 million in capital expenditures through 2016, excluding demolition costs which are not expected to be material, as discussed in “MATS” above) and NPDES, and, to a lesser extent to which we cannot predict, other expected environmental regulations related to: coal combustion byproducts; cooling water intake; Polychlorinated Biphenyl-containing equipment; National Ambient Air Quality Standards; and wastewater effluent rules. In addition, the combination of existing and expected environmental regulations and other economic factors make it likely that we will temporarily or permanently retire or repower several of our existing, primarily coal-fired, smaller and older generating units within the next several years (the total estimated cost of these projects is $667 million, as discussed in “Unit Retirements and Replacement Generation” below). We would expect to seek recovery of both capital and operating costs related to all such compliance, although there can be no assurances that we would be successful in that regard.

Unit Retirements and Replacement Generation

In the second quarter of 2013, IPL retired in place five oil-fired peaking units with an average life of approximately 61 years (approximately 168 MW net capacity in total). Although these units represented approximately 5% of IPL’s generating capacity, they were seldom dispatched by MISO in recent years due to their relatively higher production cost and in some instances repairs were needed. In accordance with FERC accounting guidelines and standard utility practice for composite depreciation, these retirements were recorded as a reduction of $19.8 million to both “Utility Plant in Service” and “Accumulated Depreciation”  on our unaudited condensed consolidated balance sheets, with no gain or loss recognized.

In addition to the units recently retired, IPL has several other generating units that we expect to retire or refuel in the next few years, primarily due to the MATS rule.  These units are primarily coal-fired and represent 472 MW of net capacity in total. To replace this generation, in April 2013, IPL filed a petition and case-in-chief with the IURC seeking a CPCN to build a 550 to 725 MW combined cycle gas turbine (“CCGT”) at its Eagle Valley Station site in Indiana and to refuel Harding Street Station Units 5 and 6 from coal to natural gas (106 MW net capacity each). The total estimated cost of these projects is $667 million. IPL is seeking authority to accrue post in-service allowance for debt and equity funds used during construction, and to defer the recognition of depreciation expense of the CCGT until such time that IPL is allowed to collect a return and depreciation expense on the CCGT. If approved, the CCGT is expected to be placed into service in April 2017 and the refueling project is expected to be complete by April 2016. For the refueling project, we are requesting timely recovery of 80% of the revenue requirement of these federally mandated costs under Senate Bill 251, and deferral of the remaining 20% until the resolution of a base rate case filed with the IURC. If the Harding Street Units 5 and 6 are not refueled, they will likely need to be retired because it is currently not economical to install controls on those units to comply with MATS. If we receive approval for the CCGT, the costs to build and operate the equipment would be recoverable only by IPL filing a base rate case with the IURC.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)), as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2013. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of June 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. unregistered sales of equity securities and use of proceeds

None.

Item 3. defaults upon senior securities

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  Other information

None.

ITEM 6. EXHIBITS

Exhibit No.	Document

4.1	Sixty-First Supplemental Indenture, dated as of June 1, 2013
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification required by Rule 13a-14(b) or 15d-14(b)
101.INS	XBRL Instance Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

(Registrant)

Date:             August 7, 2013                                              /s/ Kelly M. Huntington

Kelly M. Huntington

President

(Principal Executive Officer)

Date:             August 7, 2013                                              /s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

(Principal Financial Officer)