Form 10-Q
period 2013-09-30
IPALCO ENTERPRISES, INC.
filed 2013-11-07
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

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

At November 6, 2013,  89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.

QUARTERLY Report on Form 10-q

For Quarter Ended September 30, 2013

Table of Contents

Item No.		Page No.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS		3

Part I – FINANCIAL INFORMATION
1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three Months and Nine Months ended September 30, 2013 and 2012	4
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012	6
	Unaudited Condensed Consolidated Statements of Common Shareholder’s Equity (Deficit) and Noncontrolling Interest for the Nine Months ended September 30, 2013 and 2012	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
1B.	Defined Terms	14
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
3.	Quantitative and Qualitative Disclosure About Market Risk	23
4.	Controls and Procedures	23

Part II – Other Information
1.	Legal Proceedings	24
1A.	Risk Factors	24
2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
3.	Defaults Upon Senior Securities	24
4.	Mine Safety Disclosures	24
5.	Other Information	24
6.	Exhibits	24

Signatures		25

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

PART I – financial information

ITEM 1. financial statementS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Comprehensive Income
(In Thousands)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2013	2012	2013	2012

UTILITY OPERATING REVENUES	$321,274	$324,478	$947,860	$918,241

UTILITY OPERATING EXPENSES:
Operation:
Fuel	94,555	83,795	294,354	242,366
Other operating expenses	58,104	55,224	171,653	162,266
Power purchased	21,344	34,561	62,628	99,080
Maintenance	20,547	20,728	74,654	71,857
Depreciation and amortization	45,953	44,936	136,458	132,211
Taxes other than income taxes	11,228	11,472	34,508	33,643
Income taxes - net	21,824	23,535	51,141	54,057
Total utility operating expenses	273,555	274,251	825,396	795,480
UTILITY OPERATING INCOME	47,719	50,227	122,464	122,761

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	1,475	259	3,086	650
Miscellaneous income and (deductions) - net	(530)	(733)	(1,715)	(1,339)
Income tax benefit applicable to nonoperating income	5,570	5,284	16,674	15,726
Total other income and (deductions) - net	6,515	4,810	18,045	15,037

INTEREST AND OTHER CHARGES:
Interest on long-term debt	26,047	25,923	78,560	77,635
Other interest	467	499	1,329	1,419
Allowance for borrowed funds used during construction	(868)	(150)	(1,789)	(774)
Amortization of redemption premiums and expense on debt	1,252	1,224	3,824	3,657
Total interest and other charges - net	26,898	27,496	81,924	81,937
NET INCOME	27,336	27,541	58,585	55,861

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803	2,410	2,410

NET INCOME APPLICABLE TO COMMON STOCK	$26,533	$26,738	$56,175	$53,451

ADD OTHER COMPREHENSIVE INCOME	-	-	-	-

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$26,533	$26,738	$56,175	$53,451

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	September 30,	December 31,
	2013	2012
ASSETS
UTILITY PLANT:
Utility plant in service	$4,423,228	$4,382,534
Less accumulated depreciation	2,118,343	2,043,540
Utility plant in service - net	2,304,885	2,338,994
Construction work in progress	171,033	70,169
Spare parts inventory	16,160	15,445
Property held for future use	1,002	1,002
Utility plant - net	2,493,080	2,425,610
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	529	533
Other investments	5,705	5,333
Other assets - net	6,234	5,866
CURRENT ASSETS:
Cash and cash equivalents	77,561	18,487
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $1,955 and $2,047, respectively)	140,665	141,508
Fuel inventories - at average cost	48,750	45,236
Materials and supplies - at average cost	59,924	57,256
Deferred tax asset - current	11,023	10,809
Regulatory assets	3,700	4,906
Prepayments and other current assets	27,929	21,135
Total current assets	369,552	299,337
DEFERRED DEBITS:
Regulatory assets	506,052	523,839
Miscellaneous	32,689	30,695
Total deferred debits	538,741	554,534
TOTAL	$3,407,607	$3,285,347
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder's equity (deficit):
Paid in capital	$61,415	$11,811
Accumulated deficit	(2,505)	(15,030)
Total common shareholder's equity (deficit)	58,910	(3,219)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,821,498	1,651,120
Total capitalization	1,940,192	1,707,685
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 5)	50,000	160,000
Accounts payable	80,887	76,343
Accrued expenses	23,388	24,310
Accrued real estate and personal property taxes	24,322	19,405
Regulatory liabilities	24,035	10,475
Accrued interest	46,421	31,979
Customer deposits	25,872	24,796
Other current liabilities	13,060	11,210
Total current liabilities	287,985	358,518
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	586,546	570,344
Accumulated deferred income taxes - net	335,786	341,859
Non-current income tax liability	6,426	6,138
Unamortized investment tax credit	7,036	8,162
Accrued pension and other postretirement benefits	224,276	274,017
Miscellaneous	19,360	18,624
Total deferred credits and other long-term liabilities	1,179,430	1,219,144
COMMITMENTS AND CONTINGENCIES (Note 7)
TOTAL	$3,407,607	$3,285,347

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended,
	September 30,
	2013	2012
CASH FLOWS FROM OPERATIONS:
Net income	$58,585	$55,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,271	134,228
Amortization of regulatory assets	2,877	1,435
Deferred income taxes and investment tax credit adjustments - net	(6,412)	(13,427)
Allowance for equity funds used during construction	(2,904)	(503)
Gain on sale of nonutility property	(297)	-
Change in certain assets and liabilities:
Accounts receivable	843	(4,368)
Fuel, materials and supplies	(6,182)	(6,203)
Income taxes receivable or payable	6,878	11,759
Financial transmission rights	(5,428)	(1,558)
Accounts payable and accrued expenses	(9,546)	(16,966)
Accrued real estate and personal property taxes	4,917	5,462
Accrued interest	14,441	14,151
Pension and other postretirement benefit expenses	(49,741)	(33,895)
Short-term and long-term regulatory assets and liabilities	24,729	13,333
Other - net	(2,785)	(1,123)
Net cash provided by operating activities	167,246	158,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(161,684)	(82,387)
Grants under the American Recovery and Reinvestment Act of 2009	923	3,833
Cost of removal, net of salvage	(4,148)	(7,225)
Other	(3,795)	(5,398)
Net cash used in investing activities	(168,704)	(91,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	145,500	63,000
Short-term debt repayments	(145,500)	(77,000)
Long-term borrowings, net of discount	169,728	-
Retirement of long-term debt, including make-whole provision	(110,377)	-
Dividends on common stock	(43,650)	(44,600)
Equity contribution from AES	49,091	-
Preferred dividends of subsidiary	(2,410)	(2,410)
Deferred financing costs paid	(1,844)	(166)
Other	(6)	(4)
Net cash provided by (used in) financing activities	60,532	(61,180)
Net change in cash and cash equivalents	59,074	5,829
Cash and cash equivalents at beginning of period	18,487	27,283
Cash and cash equivalents at end of period	$77,561	$33,112

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$63,673	$64,108
Income taxes	$34,000	$40,000

	As of September 30,
	2013	2012
Non-cash financing and investing activities:
Accruals for capital expenditures	$23,770	$24,097

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholder's Equity (Deficit)
and Noncontrolling Interest
(In Thousands)

	Paid in Capital	Accumulated Deficit	Total Common Shareholder's Equity (Deficit)	Cumulative Preferred Stock of Subsidiary
2012
Beginning Balance	$11,367	$(17,213)	$(5,846)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		53,451	53,451
Distributions to AES		(44,600)	(44,600)
Contributions from AES	365		365
Balance at September 30, 2012	$11,732	$(8,362)	$3,370	$59,784
2013
Beginning Balance	$11,811	$(15,030)	$(3,219)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		56,175	56,175
Distributions to AES		(43,650)	(43,650)
Contributions from AES	49,604		49,604
Balance at September 30, 2013	$61,415	$(2,505)	$58,910	$59,784

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

IPALCO did not have any financial assets or liabilities measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the periods covered by this report. As of September 30, 2013 and December 31, 2012, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets – see Note 6, “Pension and Other Postretirement Benefits”) were considered Level 3, based on the above fair value hierarchy. These primarily consisted of financial transmission rights, which are used to offset MISO congestion charges. Because the benefit associated with financial transmission rights is a flow-through to IPL’s jurisdictional customers, IPL records a regulatory liability matching the value of the financial transmission rights.  In addition, IPALCO had one financial asset, a nonutility investment accounted for using the cost method of accounting, which is measured at fair value on a nonrecurring basis, again using Level 3 measurements. These financial assets and liabilities were not material to the financial statements in the periods covered by this report, individually or in the aggregate.

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

Cash Equivalents

As of September 30, 2013 and December 31, 2012, our cash equivalents consisted of money market funds. The fair value of cash equivalents uses Level 1 measurements and due to their short maturity, approximates their book value, which was $50.6 million and $6.4 million as of September 30, 2013 and December 31, 2012, respectively.

Indebtedness

The fair value of our outstanding fixed rate debt has been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Because trading of our debt occurs somewhat infrequently, we consider the fair values to be Level 2. The purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced.

The following table shows the face value and the fair value of fixed rate and variable rate indebtedness for the periods ending:

	September 30, 2013		December 31, 2012
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$1,825.3	$1,958.7	$1,765.3	$2,012.3
Variable-rate	50.0	50.0	50.0	50.0
Total indebtedness	$1,875.3	$2,008.7	$1,815.3	$2,062.3

The difference between the face value and the carrying value of this indebtedness represents unamortized discounts of $3.8 million and $4.2 million at September 30, 2013 and December 31, 2012, respectively.

4. SHAREHOLDER’s EQUITY

On July 31, 2013, IPALCO received an equity capital contribution of $49.1 million from AES for funding needs related to IPL’s environmental construction program; IPALCO then made the same equity capital contribution to IPL.

5. INDEBTEDNESS

IPL First Mortgage Bonds

In June 2013, IPL issued $170 million aggregate principal amount of first mortgage bonds,  4.65% Series, due June 2043. Net proceeds from this offering were approximately $167.9 million, after deducting the initial purchasers’ discount and fees and expenses for the offering payable by IPL. The net proceeds from the offering were used in June of 2013 to finance the redemption of $110 million aggregate principal amount of IPL first mortgage bonds, 6.30% Series, due July 2013, and to pay related fees, expenses and applicable redemption prices. We used all remaining proceeds to finance a portion of our environmental construction program and for other general corporate purposes.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table (in thousands) presents information for the nine months ended September 30, 2013 relating to the Employees’ Retirement Plan of Indianapolis Power & Light Company and the Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”):

Net funded status of plans:
Net funded status at December 31, 2012, before tax adjustments	$(268,518)
Net benefit cost components reflected in net funded status during first quarter:
Service cost	(2,299)
Interest cost	(7,091)
Expected return on assets	9,572
Employer contributions during quarter	49,659
Net funded status at March 31, 2013 before tax adjustments	$(218,677)
Net benefit cost components reflected in net funded status during second quarter:
Service cost	(2,299)
Interest cost	(7,090)
Expected return on assets	9,572
Net funded status at June 30, 2013 before tax adjustments	$(218,494)
Net benefit cost components reflected in net funded status during third quarter:
Service cost	$(2,298)
Interest cost	(7,091)
Expected return on assets	9,571
Net funded status at September 30, 2013 before tax adjustments	$(218,312)

Regulatory assets related to pensions(1):
Regulatory assets at December 31, 2012, before tax adjustments	$348,393
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,229)
Amortization of net actuarial loss	(5,684)
Regulatory assets at March 31, 2013 before tax adjustments	$341,480
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,229)
Amortization of net actuarial loss	(5,684)
Regulatory assets at June 30, 2013 before tax adjustments	$334,567
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,229)
Amortization of net actuarial loss	(5,683)
Regulatory assets at September 30, 2013 before tax adjustments	$327,655

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

Pension Expense

The following table presents Net Periodic Benefit Cost information relating to the Pension Plans combined:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2013	2012	2013	2012
	(In Thousands)		(In Thousands)
Components of net periodic benefit cost:
Service cost	$2,298	$1,997	$6,896	$5,990
Interest cost	7,091	7,558	21,272	22,674
Expected return on plan assets	(9,571)	(8,138)	(28,715)	(24,415)
Amortization of prior service cost	1,229	1,061	3,687	3,184
Amortization of actuarial loss	5,683	4,868	17,051	14,603
Net periodic benefit cost	$6,730	$7,346	$20,191	$22,036

7. COMMITMENTS AND CONTINGENCIES

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

8. INCOME TAXES

IPALCO’s effective combined state and federal income tax rates were 38.0% and 38.0% for the three and nine months ended September 30, 2013, respectively, as compared to 40.6% and 41.8% for the three and nine months ended September 30, 2012, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2013 versus the comparable period was primarily due to a $1.1 million discrete tax expense adjustment recorded in the first quarter of 2012 and an  increase in the allowance for equity funds used during construction in 2013. The decrease in the effective tax rate for the three months ended September 30, 2013 versus the comparable period was primarily due to an increase in the allowance for equity funds used during construction in 2013.

On September 13, 2013, the Internal Revenue Service released final regulations addressing the acquisition, production and improvement of tangible property and proposed regulations addressing the disposition of property. These regulations replace previously issued temporary regulations and are effective for tax years beginning on or after January 1, 2014. We are currently in compliance with the provisions in the regulations and there is no impact on the financial statements in the periods covered by this report; however, we are evaluating elections and safe harbor methods available which may significantly change the timing of future income tax payments.

9. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. The nonutility category primarily includes the $400 million of 7.25% Senior Secured Notes due April 1, 2016 and the $400 million of 5.00% Senior Secured Notes due May 1, 2018; approximately $10.4 million and $6.4 million of nonutility cash and cash equivalents, as of September 30, 2013 and December 31, 2012, respectively; short-term and long-term nonutility investments of $4.8 million and $4.7 million at September 30, 2013 and December 31, 2012, respectively; and income taxes and interest related to those items. Nonutility assets represented less than 1% of IPALCO’s  total assets as of September 30, 2013 and December 31, 2012. Net income for the utility segment was $82.0 million and $79.6 million for the nine month periods ended September 30, 2013 and 2012, respectively, and $35.1  million and $35.5 million for the three month periods ended September 30, 2013 and 2012, respectively. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

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

Comparison of three months ended September 30, 2013 and three months ended September 30, 2012

Utility Operating Revenues

Utility operating revenues during the three months ended September 30,  2013 decreased by  $3.2 million compared to the same period in 2012, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	September 30,			Percentage
	2013	2012	Change	Change

Utility Operating Revenues:
Retail Revenues	$303,465	$315,673	$(12,208)	(3.9%)
Wholesale Revenues	11,899	2,984	8,915	298.7%
Miscellaneous Revenues	5,910	5,821	89	1.5%
Total Utility Operating Revenues	$321,274	$324,478	$(3,204)	(1.0%)

Heating Degree Days:
Actual	34	88	(54)	(61.4%)
30-year Average	81	81

Cooling Degree Days:
Actual	774	1,011	(237)	(23.4%)
30-year Average	725	725

The decrease in retail revenues of $12.2 million was primarily due to a 5%  decrease in the volume of kilowatt hours (“kWh”) sold ($12.0 million).  The $12.0 million decrease in the volume of electricity sold was primarily due to cooler temperatures in our service territory during the third quarter of 2013 versus the comparable period (as demonstrated by the 23% decrease in cooling degree days, as shown above).

The increase in wholesale revenues of $8.9 million was primarily due to  a 309% increase in the quantity of kWh sold ($9.2 million) as IPL’s coal-fired generation has been called upon by MISO to produce electricity more often during the three months ended September 30, 2013 versus the comparable period in 2012. Our ability to be dispatched in the MISO market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability. The increase in wholesale revenues was also due to the decrease in retail volumes (as explained above).

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended September 30,  2012 to the three months ended September 30,  2013 (in millions):

Operating expenses for the three months ended September 30, 2012	$274.3
Increase in fuel costs	10.8
Decrease in power purchased	(13.2)
Increase in DSM program costs	2.5
Other miscellaneous variances	(0.8)
Operating expenses for the three months ended September 30, 2013	$273.6

The $10.8 million increase in fuel costs is primarily due to an  $8.1 million increase in the quantity of fuel consumed as the result of an increase in wholesale electricity sales volume in the comparable periods.  The fuel cost increase also includes a $3.5 million increase in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our fuel adjustment charges and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through the fuel adjustment charges proceedings and, therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted.

The $13.2 million decrease in purchased power costs was primarily due to a 49% decrease in the volume of power purchased during the period  ($15.3 million), partially offset by an 8% increase in the market price of purchased power ($1.9 million). The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outages and because at times it is less expensive for us to buy power in the market than to produce it ourselves. During the comparable periods, retail sales were down, which accounts for the majority of the decrease in purchased power volume. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. In the comparable periods, the increase in natural gas prices had the largest impact on the market price of purchased power.

The increase in DSM program costs of $2.5 million, which are included in “Other operating expenses” on our unaudited condensed consolidated statements of comprehensive income, is attributed to the continued implementation of IPL’s energy efficiency program initiatives. The increase in DSM program costs is correlated to an increase in DSM program rate adjustment mechanism retail revenues.

Other Income and Deductions

Other income and deductions increased from income of $4.8 million for the three months ended September 30, 2012 to income of $6.5 million for the same period in 2013, reflecting a 35% increase. The increase was primarily due to a $1.2 million increase in the allowance for equity funds used during construction as a result of increased construction activity.

Comparison of nine months ended September 30, 2013 and nine months ended September 30, 2012

Utility Operating Revenues

Utility operating revenues during the nine months ended September 30,  2013 increased by $29.6 million compared to the same period in 2012, which resulted from the following changes (dollars in thousands):

	Nine Months Ended
	September 30,			Percentage
	2013	2012	Change	Change

Utility Operating Revenues:
Retail Revenues	$880,609	$888,843	$(8,234)	(0.9%)
Wholesale Revenues	51,523	14,214	37,309	262.5%
Miscellaneous Revenues	15,728	15,184	544	3.6%
Total Utility Operating Revenues	$947,860	$918,241	$29,619	3.2%

Heating Degree Days:
Actual	3,460	2,506	954	38.1%
30-year Average	3,460	3,534

Cooling Degree Days:
Actual	1,129	1,530	(401)	(26.2%)
30-year Average	1,034	1,027

Retail revenues decreased slightly by 0.9%, primarily due to a  decrease in the volume of kWh sold ($8.5  million).  The $8.5 million decrease in the volume of electricity sold was primarily due to lower demand by our large commercial and industrial customers ($6.6 million), which is likely due to energy-efficiency measures used by these customers as they attempt to decrease their energy consumption.

The increase in wholesale revenues of $37.3 million was primarily due to a 199% increase in the quantity of kWh sold ($28.3 million) and a 21% increase in the weighted average price per kWh sold ($9.0 million) as IPL’s coal-fired generation has been called upon by MISO to produce electricity more often during the nine months ended September 30, 2013 versus the comparable period in 2012. This was primarily due to increased natural gas prices in the spring of 2013, which drove up wholesale electricity prices. The increase in wholesale revenues was also due to the decrease in retail volumes (as explained above).

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 (in millions):

Operating expenses for the nine months ended September 30, 2012	$795.5
Increase in fuel costs	52.0
Decrease in power purchased	(36.5)
Increase in DSM program costs	7.2
Increase in depreciation and amortization	4.2
Other miscellaneous variances	3.0
Operating expenses for the nine months ended September 30, 2013	$825.4

The $52.0 million increase in fuel costs is primarily due to a $43.0 million increase in the quantity of fuel consumed as the result of an increase in total electricity sales volume in the comparable periods. The fuel cost increase also includes a $5.5 million increase in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our fuel adjustment charges and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through the fuel adjustment charges proceedings and, therefore, the costs are deferred and amortized into expense in the same period that our rates are adjusted.

The $36.5 million decrease in purchased power costs was primarily due to a 57% decrease in the volume of power purchased during the period ($50.3 million), partially offset by a 34% increase in the market price of purchased power ($13.5 million). As described previously, IPL’s units were called upon more often in 2013, primarily due to increased natural gas prices which drove up wholesale electricity prices. This, coupled with a decrease in retail demand, reduced the amount of electricity IPL needed to purchase in order to serve its retail load requirements.

The increase in DSM program costs of $7.2 million, which are included in “Other operating expenses” on our unaudited condensed consolidated statements of comprehensive income, is attributed to the continued implementation of IPL’s energy efficiency program initiatives. The increase in DSM program costs is correlated to the increase in DSM program rate adjustment mechanism retail revenues, as previously noted. The increase in depreciation and amortization of $4.2 million is primarily due to additional assets placed in service.

Other Income and Deductions

Other income and deductions increased from income of $15.0 million for the nine months ended September 30, 2012 to income of $18.0 million for the same period in 2013, reflecting a 20% increase. The increase was primarily due to a $2.4 million increase in the allowance for equity funds used during construction as a result of increased construction activity.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had unrestricted cash and cash equivalents of $77.6 million and available borrowing capacity of $249.3 million under our $250.0 million committed revolving credit facility after outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the Federal Energy Regulatory Commission (“FERC”). We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 28, 2014. As of September 30, 2013, we also have remaining authority from the IURC to, among other things, issue up to $75 million in aggregate principal amount of long-term debt through December 31, 2013, and to have up to $250 million of long-term credit agreements and liquidity facilities outstanding at any one time. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. In addition, due to current and expected future environmental regulations, it is expected that equity capital will continue to be used as a significant funding source, as it was in the third quarter of 2013 (see below). AES has approved significant equity investments in IPL for its proposed nonrecurring capital expenditures from 2013 through 2016; however, AES is under no contractual obligation to provide such equity capital and there can be no assurance we will receive capital contributions in the amounts or at the times funding may be required. On July 31, 2013,  IPALCO received an equity capital contribution of $49.1 million from AES for funding needs related to IPL’s environmental construction program; IPALCO then made the same equity capital contribution to IPL.

IPL First Mortgage Bonds

In June 2013, IPL issued $170 million aggregate principal amount of first mortgage bonds, 4.65% Series, due June 2043. Net proceeds from this offering were approximately $167.9 million, after deducting the initial purchasers’ discount and fees and expenses for the offering payable by IPL. The net proceeds from the offering were used in June of 2013 to finance the redemption of $110 million aggregate principal amount of IPL first mortgage bonds, 6.30% Series, due July 2013, and to pay related fees, expenses and applicable redemption prices. We used all remaining proceeds to finance a portion of our environmental construction program and for other general corporate purposes.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Our capital expenditures totaled $161.7 million and $82.4 million for the nine months ended September 30, 2013 and 2012, respectively, reflecting an increase of $79.3 million, which is primarily due to spending to comply with Mercury and Air Toxics Standards (“MATS”). Construction expenditures during the first nine months of 2013 and 2012 were financed primarily with internally generated cash provided by operations, borrowings on our credit facility, long-term borrowings,  an equity capital contribution from AES and, to a lesser extent, federal grants for IPL’s Smart Energy Projects.

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

In addition to the amounts listed above, IPL plans to spend an additional $511 million through 2016, excluding demolition costs which are not expected to be material, to comply with the MATS rule. Of this amount, $456 million is projected to be spent in the three year period from 2013 to 2015. In addition, IPL will incur costs for compliance with other environmental rules. These rules are in the early stages, either proposed rulings or pre-proposed rulings; therefore, the amounts are difficult to predict. IPL is closely monitoring the status of these rules (please see “Environmental Matters – MATS” for more details). If approved by the IURC, IPL also plans to expend significant capital on replacement generation costs (please see “Unit Retirements and Replacement Generation”  below for more details).

Common Stock Dividends

All of IPALCO’s outstanding common stock is held by AES. During the first nine months of 2013 and 2012, we paid $43.7 million and $44.6 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $49.7 million and $38.6 million to the Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”) during the first nine months of 2013 and 2012, respectively.  We currently do not expect to make additional pension funding contributions in 2013. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to be returned to us during 2013.

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

MATS

In April 2012, the EPA’s rule to establish maximum achievable control technology standards for each hazardous air pollutant regulated under the CAA emitted from coal and oil-fired electric utilities, known as “MATS”, became effective. IPL management has developed a plan to comply with this rule. Most of our coal-fired capacity has acid gas scrubbers or comparable control technologies; however, there are other improvements to such control technologies that are necessary to achieve compliance. Under the CAA, compliance with MATS is required by April 16, 2015; however, the compliance period for certain units, or groups of units, may be extended by state permitting authorities (for up to one additional year) or through a CAA administrative order from the EPA (for another additional year). In December 2012, Indiana Department of Environmental Management (“IDEM”) granted a one-year extension covering all coal-fired units at Harding Street and Eagle Valley, in addition to Unit 3 and Unit 4 at Petersburg. In February 2013, IDEM granted a three month extension on Petersburg Unit 2.

On August 14, 2013, the IURC approved IPL’s MATS plan, which includes investing up to $511 million in the installation of new pollution control equipment on IPL’s five largest base load generating units.  These coal-fired units are located at IPL’s Petersburg and Harding Street generating stations. The IURC also approved IPL’s request to recover operating and construction costs for this equipment (including a return) through a rate adjustment mechanism, with certain stipulations. As part of the IURC MATS order, the IURC stipulated that if the Harding Street unit is retired before IPL has fully depreciated the new controls (which have a 20-year depreciable life), IPL should not continue to collect depreciation expense on the clean energy projects included in the IURC MATS order for that unit.  Management is currently evaluating the impact of this recent IURC MATS order.

Several lawsuits challenging MATS have been filed by other parties and consolidated into a single proceeding before the U.S. Court of Appeals for the District of Columbia Circuit. Oral arguments are scheduled for December 10, 2013. We cannot predict the outcome of this litigation.

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

In April 2013, EPA announced proposed rules to reduce toxic pollutants discharged into waterways by power plants commonly known as “Effluent Limit Guidelines” or “ELGs.” The proposed ELGs are intended to update the existing technology-based rules for controlling the discharge of pollutants from various waste streams associated with steam electric generating facilities. It is too early to determine whether the impacts of these proposed ELGs, if and when they become final, will materially impact IPL or its current NPDES permits. Under a consent decree, EPA is required to finalize the ELGs by May 22, 2014.

Climate Change Legislation and Regulation

On June 25, 2013, the President of the United States directed the EPA to issue a new proposed rule establishing New Source Performance Standards for carbon dioxide (“CO2”) emissions for newly constructed fossil-fueled electric utility steam generating units (“EUSGUs”) larger than 25 MW by September 2013, and to issue a final rule in a timely fashion after considering all public comments.  The EPA issued such new proposed rule in September 2013. The proposed rule anticipates that newly constructed fossil-fueled power plants generally would need to rely upon partial implementation of carbon capture and storage technology or other pollution control technology to meet the standard.

In his June 25, 2013 announcement, the President,  as anticipated, also directed the EPA to issue new standards, regulations, or guidelines, as appropriate, that address CO2 emissions from existing power plants.  The President directed the EPA to (i) issue a proposed rule by June 1, 2014; (i) issue a final rule by June 1, 2015; and (iii) require that States submit their implementation plans to EPA by no later than June 30, 2016. Following this announcement, in September 2013, 18 states, including Indiana, sent EPA a white paper questioning EPA’s legal authority to impose CO2 emission standards on existing power plants. It is too soon to determine whether any such standards would materially impact IPL’s operations.

In addition, in October 2013, the United States Supreme Court granted certiorari for several cases that address EPA’s authority to issue GHG Prevention of Significant Deterioration permits under Section 165 of the CAA. It is possible that any ruling in this case will impact EPA’s GHG regulatory program. It is unclear at this time whether the results of this review will materially impact IPL’s operations.

It is impossible to estimate the impact and compliance costs associated with any future EPA GHG regulations applicable to new, modified or existing EUSGUs until such regulations are finalized; however, the impact, including the compliance costs, could be material to our consolidated financial condition or results of operations.

Summary

Environmental laws and regulations presently require us to incur material capital expenditures and operating costs. We expect to incur material costs, both in capital expenditures and ongoing operating and maintenance costs, to comply with MATS (up to $511 million in capital expenditures through 2016, excluding demolition costs which are not expected to be material, as discussed in “MATS” above) and NPDES, and, to a lesser extent to which we cannot predict, other expected environmental regulations related to: coal combustion byproducts; cooling water intake; Polychlorinated Biphenyl-containing equipment; National Ambient Air Quality Standards; EPA’s proposed and forthcoming regulations related to GHG emissions from power plants; and ELGs. In addition, the combination of existing and expected environmental regulations and other economic factors make it likely that we will temporarily or permanently retire or repower several of our existing, primarily coal-fired, smaller and older generating units within the next several years (the total estimated cost of these projects is $667 million, as discussed in “Unit Retirements and Replacement Generation” below). We would expect to seek recovery of both capital and operating costs related to all such compliance, although there can be no assurances that we would be successful in that regard.

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

In addition to the units recently retired, IPL has several other generating units that we expect to retire or refuel in the next few years.  These units are primarily coal-fired and represent 472 MW of net capacity in total. To replace this generation, in April 2013, IPL filed a petition and case-in-chief with the IURC seeking a CPCN to build a 550 to 725 MW combined cycle gas turbine (“CCGT”) at its Eagle Valley Station site in Indiana and to refuel Harding Street Station Units 5 and 6 from coal to natural gas (106 MW net capacity each). The total estimated cost of these projects is $667 million. IPL is seeking authority to accrue post in-service allowance for debt and equity funds used during construction, and to defer the recognition of depreciation expense of the CCGT until such time that IPL is allowed to collect a return and depreciation expense on the CCGT. If approved, the CCGT is expected to be placed into service in April 2017 and the refueling project is expected to be complete by April 2016. For the refueling project, we are requesting timely recovery of 80% of the revenue requirement of these federally mandated costs under Senate Bill 251, and deferral of the remaining 20% until the resolution of a base rate case filed with the IURC. If the Harding Street Units 5 and 6 are not refueled, they will likely need to be retired because it is currently not economical to install controls on those units to comply with MATS. If we receive approval for the CCGT, the costs to build and operate the equipment would not be recoverable by IPL until the resolution of a base rate case with the IURC. IPL expects to receive an order on this matter from the IURC in the second quarter of 2014.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)), as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2013. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of September 30, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – Other Information

ITEM 1. Legal proceedings

Please see Note 7, “Commitments and Contingencies” to The Financial Statements for a summary of significant legal proceedings involving us. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business, none of which we believe, based on currently available information, will result in a material adverse effect on our results of operations, financial condition, or cash flows.

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

IPALCO ENTERPRISES, INC.

(Registrant)

Date: November 6, 2013          /s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

(Principal Financial Officer)

Date: November 6, 2013          /s/ Kurt A. Tornquist

Kurt A. Tornquist

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

Date: November 6, 2013/s/ Kelly M. Huntington

Kelly M. Huntington

President

Exhibit 31.2

Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

I, Craig L. Jackson, certify that:

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

Date: November 6, 2013/s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

Exhibit 32

Certification Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The certification set forth below is being submitted in connection with the Quarterly Report on Form 10-Q for the period ended September 30, 2013 (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Kelly M. Huntington, President and Craig L. Jackson, Chief Financial Officer of IPALCO Enterprises, Inc. (“IPALCO”), each certifies that, to the best of his or her knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of IPALCO.

Date: November 6, 2013/s/ Kelly M. Huntington

Kelly M. Huntington

President

Date: November 6, 2013/s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to IPALCO and will be retained by IPALCO and furnished to the Securities and Exchange Commission or its staff upon request.