Form 10-K
period 2013-12-31
IPALCO ENTERPRISES, INC.
filed 2014-02-26
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934
For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐   Accelerated filer ☐

Non-accelerated filer ☑    Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

At February 25, 2014,  89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.

Annual Report on Form 10-K

For Year Ended December 31, 2013

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS

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

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

▪	fluctuations in customer growth and demand;
▪	impacts of weather on retail sales and wholesale prices;
▪	impacts of renewable energy generation, natural gas prices and other market factors on wholesale prices;
▪	weather-related damage to our electrical system;
▪	fuel and other input costs;
▪	generating unit availability and capacity;
▪	transmission and distribution system reliability and capacity;
▪	purchased power costs and availability;
▪	regulatory action, including, but not limited to, the review of our basic rates and charges by the Indiana Utility Regulatory Commission (“IURC”);
▪	federal and state legislation and regulations;
▪	changes in our credit ratings or the credit ratings of The AES Corporation (“AES”);
▪	fluctuations in the value of pension plan assets, fluctuations in pension plan expenses and our ability to fund defined benefit pension and other post-retirement plans;
▪	changes in financial or regulatory accounting policies;
▪	environmental matters, including costs of compliance with current and future environmental laws and requirements;
▪	interest rates and other costs of capital;
▪	the availability of capital;
▪	labor strikes or other workforce factors;
▪	facility or equipment maintenance, repairs and capital expenditures;
▪	significant delays associated with large construction projects;
▪	local economic conditions, including the fact that the local and regional economies have struggled through the recession and weak economic climate the past few years;
▪

catastrophic events such as fires, explosions, cyber-attacks, terrorist acts, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snow storms, droughts, or other similar occurrences;

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

ITEM 1. BUSINESS

OVERVIEW

IPALCO is a holding company incorporated under the laws of the state of Indiana in 1983. Our principal subsidiary is IPL, a regulated electric utility with its customer base concentrated in Indianapolis, Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our total electric revenues and net income for the fiscal year ended December 31, 2013 were $1.3 billion and $64.0 million, respectively. The book value of our total assets as of December 31, 2013 was  $3.3 billion. All of our operations are conducted within the United States of America (“U.S.”) in the state of Indiana. Please see Note 15, “Segment Information” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Our principal executive offices are located at One Monument Circle, Indianapolis, Indiana 46204, and our telephone number is (317) 261-8261. Our Internet website address is www.iplpower.com. The information on our website is not incorporated by reference into this report.

INDIANAPOLIS POWER & LIGHT COMPANY

IPALCO owns all of the outstanding common stock of IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 470,000 customers in the city of Indianapolis and neighboring areas within the state of Indiana; the most distant point being about 40 miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL’s service area covers about 528 square miles with an estimated population of approximately 919,000. IPL owns and operates four generating stations. Two of the generating stations are primarily coal-fired. The third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. IPL’s net electric generation capacity for winter is 3,272 megawatts (“MW”) and net summer capacity is 3,148 MW. IPL’s generation, transmission and distribution facilities are further described under “Item 2. Properties.” There have been no significant changes in the services rendered by IPL during 2013.

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. IPL’s business is not dependent on any single customer or group of customers. Additionally, retail kilowatt hours (“kWh”) sales, after adjustments for weather variations, have historically been impacted by changes in service territory economic activity as well as the number of retail customers we have.  For the ten years ending in 2013, IPL’s retail kWh sales have decreased at a compound annual rate of 0.2%. Conversely, the number of our retail customers grew at a compound annual rate of 0.5% during that same period.  Going forward, we expect modest retail kWh sales growth annually, which is negatively impacted by our demand-side management programs and other energy efficiency mandates. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters – Demand-Side Management and IPL’s Smart Energy Project” for more details.  IPL’s electricity sales for 2009 through 2013 are set forth in the table of statistical information included at the end of this section.

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

In addition, IPL is subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”) with respect to, among other things, short-term borrowings not regulated by the IURC, the sale of electricity at wholesale,  the transmission of electric energy in interstate commerce, the classification of accounts, reliability standards, and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by non-regulated entities. We maintain our books and records consistent with generally accepted accounting principles in the United States (“GAAP”) reflecting the impact of regulation. See Note 2, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

We are also affected by the regulatory jurisdiction of the U.S. Environmental Protection Agency (“EPA”), at the federal level, and Indiana Department of Environmental Management, at the state level. Other significant regulatory agencies affecting us include, but are not limited to, the NERC,  the U.S. Department of Labor, and the Indiana Occupational Safety and Health Administration.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters” for a more comprehensive discussion of regulatory matters impacting us.

Retail Ratemaking

IPL’s tariff rates for electric service to retail customers consist of basic rates and charges which are set and approved by the IURC after public hearings (see below). In addition, IPL’s rates include various adjustment mechanisms including, but not limited to, those to reflect changes in fuel costs to generate electricity or purchased power prices, referred to as Fuel Adjustment Charges (“FAC”) and for the timely recovery of costs incurred to comply with environmental laws and regulations referred to as Environmental Compliance Cost Recovery Adjustment (“ECCRA”). Each of these tariff rate components may be set and approved by the IURC in separate proceedings at different points in time. For example, FAC proceedings occur on a quarterly basis and the ECCRA proceedings occur on a semi-annual basis. These components function somewhat independently of one another, but the overall structure of our rates and charges would be subject to review at the time of any review of our basic rates and charges. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters” for a more detailed discussion of our basic rates, charges and material adjustment mechanisms.

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

MISO has functional control of our transmission facilities and our transmission operations are integrated with those of MISO. Our participation and authority to sell wholesale power at market-based rates are subject to the FERC jurisdiction. Transmission service over our facilities is provided through the MISO’s tariff.

As a member of the MISO, we offer our available electricity production of each of our generation assets into the MISO day-ahead and real-time markets. MISO dispatches generation assets in economic order considering transmission constraints and other reliability issues to meet the total demand in the MISO region. MISO settles hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation, and demand throughout the MISO region. MISO evaluates the market participants’ energy offers and demand bids optimizing for energy and ancillary services products to economically and reliably dispatch the entire MISO system. The IURC has authorized IPL to recover, through FAC proceedings, the fuel portion of its costs from MISO, including all specifically identifiable ancillary services market costs, and to defer certain operational, administrative and other costs from MISO and seek recovery in IPL’s next basic rate case proceeding. Total MISO costs deferred as long-term regulatory assets were $97.5 million and  $89.5 million as of December 31, 2013 and December 31, 2012, respectively.

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

Please see also, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters.”

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

The section “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” describes environmental laws, potential changes in environmental laws and other risks that we believe may be significant to our business as well as a Notice of Violation (“NOV”) and Finding of Violation from the EPA pursuant to the Federal Clean Air Act (“CAA”) Section 113(a). The NOV may result in a fine and/or costs associated with the installation of additional pollution control technology systems and/or supplemental environmental projects, which could be material. The discussion in Item 7 also includes more detail on our plan to comply with EPA’s recently promulgated rule to establish maximum achievable control technology standards for each hazardous air pollutant regulated under the CAA emitted from coal and oil-fired electric utilities, known as the Mercury and Air Toxics Standards or “MATS”. It also discusses updated permitting requirements in two 2012 National Pollutant Discharge Elimination System (“NPDES”) permits, for which we are currently developing a compliance plan. We expect to incur material costs, both in capital expenditures and ongoing operating and maintenance costs, to comply with the MATS rule and NPDES permit requirements, and, to a lesser extent to which we cannot predict, other expected environmental regulations related to: coal combustion byproducts; cooling water intake; National Ambient Air Quality Standards;  EPA’s proposed and forthcoming regulations related to greenhouse gas (“GHG”) emissions from power plants; and “Effluent Limitation Guidelines” (“ELGs”).  We would expect to seek recovery of both capital and operating costs related to such compliance, although there can be no assurance that we would be successful.

ENERGY SUPPLY

Approximately 99% of the total kWhs we generated was from coal in each of 2013, 2012 and 2011.  Natural gas and fuel oil provided the remaining kWh generation. Natural gas is used in our combustion turbines. Fuel oil is used for start-up and flame stabilization in coal-fired generating units, as primary fuel in oil-fired steam turbine generating units and three older combustion turbines, and as an alternate fuel in two combustion turbines. Additionally, we meet the electricity demands of our retail customers with power purchased under wind and solar energy power purchase agreements and by purchases in MISO. We are committed under two separate power purchase agreements to purchase approximately 300 MW of wind-generated electricity. We have 98 MW of solar-generated electricity under contract in 2014, of which 42 MW was in operation as of December 31, 2013. Total electricity sold to our retail customers in 2013 came from the following sources: IPL-owned coal-fired steam generation of 90.8%, IPL-owned natural gas turbines of 0.6%, wind power purchases of 3.6%, and the remaining 5.0% from the wholesale power market.

Our existing coal contracts provide for all of our current projected requirements in 2014 and approximately 58% for the three-year period ending December 31, 2016. We have long-term coal contracts with six suppliers.  Approximately 30% of our existing coal under contract comes from one supplier.  We have two long-term contracts with this supplier, which employs non-unionized labor, for the provision of coal from four separate mines. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. Substantially all of our coal is currently mined in the state of Indiana, and all of our coal supply is mined by unaffiliated suppliers or third parties. Our goal is to carry a 25-50 day system supply of coal to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays.

SERVICE COMPANY

Effective December 22, 2013, AES US Services, LLC (the “Service Company”)  began providing services including accounting, legal, human resources, information technology and other services of a similar nature on behalf of the AES U.S. Strategic Business Unit (“U.S. SBU”). The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable distribution. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses.

EMPLOYEES

As of January 31, 2014, IPL had 1,411 employees of whom 1,323 were full time. Of the total employees, 901 were represented by the International Brotherhood of Electrical Workers (“IBEW”) in two bargaining units: a physical unit and a clerical-technical unit.  In February 2014, the membership of the IBEW clerical-technical unit ratified a three-year labor agreement with us that expires on February 20, 2017. In December 2012, the IBEW physical unit ratified a  three- year agreement with us that expires on December 14, 2015. Both collective bargaining agreements shall continue in full force and effect from year to year unless either party provides prior written notice at least sixty (60) days prior to the expiration, or anniversary thereof, of its desire to amend or terminate the agreement. As of January 31,  2014, neither IPALCO nor any of its subsidiaries other than IPL had any employees.

STATISTICAL INFORMATION ON OPERATIONS

The following table of statistical information presents additional data on our operations:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Revenues (In Thousands):
Residential	$472,630	$466,294	$438,204	$427,899	$392,181
Small commercial and industrial	185,241	183,681	174,934	170,345	160,814
Large commercial and industrial	504,038	510,669	482,223	455,458	436,060
Public lighting	10,743	10,872	10,910	10,857	11,093
Retail electric revenues	1,172,652	1,171,516	1,106,271	1,064,559	1,000,148
Wholesale	62,734	37,822	43,181	60,964	50,155
Miscellaneous	20,348	20,439	22,472	19,380	17,778
Total utility operating revenues	$1,255,734	$1,229,777	$1,171,924	$1,144,903	$1,068,081
kWh Sales (In Millions):
Residential	5,243	5,144	5,266	5,501	5,085
Small commercial and industrial	1,882	1,862	1,887	1,957	1,892
Large commercial and industrial	6,841	6,945	7,012	7,086	7,041
Public lighting	63	64	64	65	68
Sales – retail customers	14,029	14,015	14,229	14,609	14,086
Wholesale	2,005	1,308	1,418	1,928	1,881
Total kWh sold	16,034	15,323	15,647	16,537	15,967
Retail Customers at End of Year:
Residential	424,201	419,867	417,153	416,276	416,500
Small commercial and industrial	47,360	47,108	46,974	46,844	46,708
Large commercial and industrial	4,727	4,645	4,630	4,628	4,625
Public lighting	935	957	954	948	940
Total retail customers	477,223	472,577	469,711	468,696	468,773

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

We operate coal, oil and natural gas generating facilities, which involve certain risks that can adversely affect energy costs, output and efficiency levels. These risks include:

▪	increased prices for fuel and fuel transportation as existing contracts expire or as such contracts are adjusted through price re-opener provisions or automatic adjustments;
▪	unit or facility shutdowns due to a breakdown or failure of equipment or processes;
▪	disruptions in the availability or delivery of fuel and lack of adequate inventories;
▪	labor disputes;
▪	reliability of our suppliers;
▪	inability to comply with regulatory or permit requirements;
▪	disruptions in the delivery of electricity;
▪	the availability of qualified personnel;
▪	operator error; and
▪

catastrophic events such as fires, explosions, cyber-attacks,  terrorist acts, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snow storms, droughts, or other similar occurrences affecting our generating facilities.

The above risks could result in unscheduled plant outages, unanticipated operation and/or maintenance expenses, increased capital expenditures, and/or increased fuel and purchased power costs, any of which could have a material adverse effect on our operations.  If unexpected plant outages occur frequently and/or for extended periods of time, this could result in adverse regulatory action.

Additionally, as a result of the above risks and other potential hazards associated with the power generation industry, we may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage. Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks, such as floods, earthquakes, tornadoes,  severe winds, ice or snow storms and droughts, hazards, such as fire, explosion, collapse and machinery failure, are inherent risks in our operations which may occur as a result of inadequate internal processes, technological flaws, human error or certain external events. The control and management of these risks depend upon adequate development and training of personnel and on the existence of operational procedures, preventative maintenance plans and specific programs supported by quality control systems which reduce, but do not eliminate, the possibility of the occurrence and impact of these risks.

The hazardous  activities described above can also cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties. We maintain an amount of insurance protection that we believe is adequate, but there can be no assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A successful claim for which we are not fully insured could hurt our financial results and materially harm our financial condition. In addition, except for IPL’s large substations, transmission and distribution assets are not covered by insurance and are considered to be outside the scope of property insurance. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide assurance that insurance coverage will continue to be available on terms similar to those presently available to us or at all. Any such losses not covered by insurance could have a material adverse effect on our financial condition, results of operations or cash flows.

We may not always be able to recover our costs to provide electricity to our retail customers.

We are currently obligated to supply electric energy to retail customers in our service territory. From time to time and because of unforeseen circumstances, the demand for electric energy required to meet these obligations could exceed our available electric generating capacity. When our retail customer demand exceeds our generating capacity for units operating under MISO economic dispatch, recovery of our cost to purchase electric energy in the MISO market to meet that demand is subject to a stipulation and settlement agreement. The agreement includes a benchmark which compares hourly purchased power costs to daily natural gas prices. Purchased power costs above the benchmark must meet certain criteria in order for us to fully recover them from our retail customers, such as consideration of the capacity of units available but not selected by the MISO economic dispatch. As a result, we may not always have the ability to pass all of the purchased power costs on to our customers, and even if we are able to do so, there may be a significant delay between the time the costs are incurred and the time the costs are recovered. Since these situations most often occur during periods of peak demand, the market price for electric energy at the time we purchase it could be very high under these circumstances, and we may not be allowed to recover all of such costs through our FAC. Even if a supply shortage was brief, we could suffer substantial losses that could adversely affect our results of operations, financial condition, and cash flows. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters – Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income” for additional details regarding the benchmark and the process to recover fuel costs.

Our transmission and distribution system is subject to reliability and capacity risks.

The ongoing reliable performance of our transmission and distribution system is subject to risks due to, among other things, weather damage, intentional or unintentional damage, fires and/or explosions, plant outages, labor disputes, operator error, or inoperability of key infrastructure internal or external to us. The failure of our transmission and distribution system to fully deliver the energy demanded by customers could have a material adverse effect on our results of operations, financial condition, and cash flows, and if such failures occur frequently and/or for extended periods of time, could result in adverse regulatory action. In addition, the advent and quick adaptation of new products and services that require increased levels of electrical energy cannot be predicted and could result in insufficient transmission and distribution system capacity. As with all utilities, potential concern with the adequacy of transmission capacity on IPL’s system or the regional systems operated by MISO could result in the MISO, the NERC,  the FERC or the IURC requiring us to upgrade or expand our transmission system through additional capital expenditures or share in the costs of regional expansion.

Substantially all of our electricity is generated by coal and approximately 30% of our supply of coal comes from one supplier.

Approximately 99% of the total kWh we generated was from coal in each of 2013, 2012 and 2011. Our existing coal contracts provide for all of our current projected requirements in 2014 and approximately 58% for the three-year period ending December 31, 2016. Although we have long-term coal contracts with six suppliers, pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. Accordingly, because of our substantial dependence on coal to meet customer demand for electricity, our business and operations could be materially adversely affected by continued price volatility in the coal market, price increases pursuant to the provisions of certain of our long-term coal contracts, and the continued regulatory and political scrutiny of coal. As discussed below, regulators, politicians and non-governmental organizations have expressed concern about GHG emissions and are taking actions which, in addition to the potential physical risk associated with climate change, could have a material adverse impact on our consolidated results of operations, financial condition and cash flows.

In addition, substantially all of our coal supply is currently mined in the state of Indiana, and all of our coal supply is mined by unaffiliated suppliers or third parties. Our goal is to carry a 25-50 day system supply of coal to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays. Moreover, approximately 30% of our existing coal under contract comes from a single supplier. Any significant disruption in the ability of our suppliers, particularly our most significant supplier, to mine or deliver coal, or any failure on the part of our suppliers to fulfill their contractual obligations to deliver coal, particularly disruptions in the ability or failures on the part of our suppliers to fulfill their contractual obligations,  could have a material adverse effect on our business. In the event of disruptions or failures, there can be no assurance that we would be able to purchase power or find another supplier of coal on similarly favorable terms, which could also limit our ability to recover fuel costs through the FAC proceedings.

Regulators, politicians and non-governmental organizations have expressed concern about GHG emissions and are taking actions which, in addition to the potential physical risks associated with climate change, could have a material adverse impact on our consolidated results of operations, financial condition and cash flows.

One byproduct of burning coal and other fossil fuels is the emission of GHGs, including carbon dioxide (“CO2”). At the federal, state and regional levels, policies are under development or have been developed to regulate GHG emissions, including by effectively putting a cost on such emissions to create financial incentives to reduce them. In 2013, IPL emitted approximately 16 million tons of CO2 from our power plants. IPL uses CO2 emission estimation methodologies supported by “The Greenhouse Gas Protocol” reporting standard on GHG emissions. Our CO2 emissions are calculated from actual fuel heat inputs and fuel type CO2 emission factors.

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

Furthermore, according to the Intergovernmental Panel on Climate Change, physical risks from climate change could include, but are not limited to, increased runoff and earlier spring peak discharge in many glacier and snow-fed rivers, warming of lakes and rivers, an increase in sea level, changes and variability in precipitation and in the intensity and frequency of extreme weather events. Physical impacts may have the potential to significantly affect our business and operations. For example, extreme weather events could result in increased downtime and operation and maintenance costs at our electric power generation facilities and our support facilities. Variations in weather conditions, primarily temperature and humidity, would also be expected to affect the energy needs of customers. A decrease in energy consumption could decrease our revenues. In addition, while revenues would be expected to increase if the energy consumption of customers increased, such increase could prompt the need for additional investment in generation capacity. Changes in the temperature of lakes and rivers and changes in precipitation that result in drought could adversely affect the operations of our fossil-fuel fired electric power generation facilities. If any of the foregoing risks materialize, costs may increase or revenues may decrease and there could be a material adverse effect on our consolidated results of operations, financial condition and cash flows.

In addition to the rules already in effect, regulatory initiatives regarding GHG emissions may be implemented in the future, although at this time we cannot predict if, how, or to what extent such initiatives would affect us. Generally, we believe costs to comply with any regulations implemented to reduce GHG emissions, including those already promulgated, would be deemed as part of the costs of providing electricity to our customers and as such, we would seek recovery for such costs in our rates. However, no assurance can be given as to whether the IURC will approve such requests. Finally, concerns over GHG emissions and their effect on the environment could lead to reduced demand for coal-fired power, which could have a material adverse effect on our consolidated results of operations, financial condition and cash flows. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters” for a more comprehensive discussion of environmental matters impacting us, including those relating to regulation of GHG emissions.

We could incur significant capital expenditures to comply with environmental laws and regulations and/or material fines for noncompliance with environmental laws and regulations.

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. A violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. The amount of capital expenditures required to comply with environmental laws or regulations could be impacted by the outcome of the EPA’s NOV described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters – New Source Review,” in which the EPA alleges that several physical changes to IPL’s generating stations were made in noncompliance with existing environmental laws. This NOV from the EPA may also result in a fine, which could be material.

In addition to the five oil-fired peaking units that were retired in the second quarter of 2013, the combination of existing and expected environmental regulations make it likely that we will temporarily or permanently retire or repower several other generating units by 2017,  as described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters – Unit Retirements and Replacement Generation.” These units are primarily coal-fired and not equipped with the advanced environmental control technologies needed to comply with existing and expected regulations. Our decision on which replacement options to pursue will be impacted by the ultimate timetable for implementation of the EPA’s MATS rule, described in “Item 7. Management’s Discussion and analysis of Financial Condition and Results of Operations – Environmental Matters – MATS” as well as the outcome of the pending regulatory proceeding regarding our replacement generation plans.

From time to time we are subject to enforcement actions for claims of noncompliance with environmental laws and regulations. IPL cannot assure that it will be successful in defending against any claim of noncompliance. Under certain environmental laws, we could be held responsible for costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage. We cannot assure that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations, financial condition, and cash flows. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters” for a more comprehensive discussion of environmental matters impacting us.

Catastrophic events could adversely affect our facilities, systems and operations.

Catastrophic events such as fires, explosions, cyber-attacks,  terrorist acts, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes,  severe winds, ice or snow storms, droughts, or other similar occurrences could adversely affect our generation facilities, transmission and distribution systems, operations, earnings and cash flow. Our Petersburg Plant, which is our largest source of generating capacity, is located in the Wabash Valley seismic zone, adjacent to the New Madrid seismic zone, which are areas of significant seismic activity in the central U.S.

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

Independent of the IURC’s ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in the FAC. Additionally, customer refunds may result if a utility’s rolling twelve-month operating income, determined at quarterly measurement dates, exceeds a utility’s authorized annual jurisdictional net operating income and there are not sufficient applicable cumulative net operating income deficiencies against which the excess rolling twelve-month jurisdictional net operating income can be offset.

Future events, including the advent of retail competition within IPL’s service territory, could result in the deregulation of part of IPL’s existing regulated business. Upon deregulation, adjustments to IPL’s accounting records may be required to eliminate the historical impact of regulatory accounting. Such adjustments, as required by Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 980 “Regulated Operations,” could eliminate the effects of any actions of regulators that have been recognized as assets and liabilities. Required adjustments could include the expensing of any unamortized net regulatory assets, the elimination of certain tax liabilities, and a write down of any impaired utility plant balances. We expect IPL to meet the criteria for the application of ASC 980 for the foreseeable future.

Our participation in MISO involves risks.

We are a member of MISO, a FERC approved regional transmission organization. MISO serves the electrical transmission needs of a 15-state area including the Midwest and maintains functional operational control over our electric transmission facilities as well as that of the other utility members of MISO. We retain control over our distribution facilities. As a result of membership in MISO and its operational control, our continued ability to import power, when necessary, and export power to the wholesale market has been, and may continue to be, impacted. We offer our generation and bid our load into this market on a day-ahead basis and settle differences in real time. Given the nature of MISO’s policies regarding use of transmission facilities, and its administration of the energy and ancillary services markets, it is difficult to predict near-term operational impacts. We cannot assure MISO’s reliable operation of the regional transmission system, nor the impact of its operation of the energy and ancillary services markets.

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

To the extent that we rely, at least in part, on the performance of MISO to maintain the reliability of our transmission system, it puts us at some risk for the performance of MISO. In addition, actions taken by MISO to secure the reliable operation of the entire transmission system operated by MISO could result in voltage reductions, rolling blackouts, or sustained system-wide blackouts on IPL’s transmission and distribution system, any of which could have a material adverse effect on our results of operations, financial condition, or cash flows. (See also “Item 1. Business – MISO Operations” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Regulatory Matters.”)

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

IPALCO is a holding company with no material assets other than the common stock of its subsidiaries, and accordingly all cash is generated by the operating activities of our subsidiaries, principally IPL. IPL’s mortgage and deed of trust, its amended articles of incorporation and its Credit Agreement contain restrictions on IPL’s ability to issue certain securities or pay cash dividends to IPALCO.  For example, there are restrictions that require maintenance of a leverage ratio which could limit the ability of IPL to pay dividends.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of these restrictions. See Note 9, “Indebtedness” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for information regarding indebtedness.

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

See Note 9,  “Indebtedness” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for information regarding indebtedness. See also “Item 7A. Quantitative and Qualitative Disclosure about Market Risk – Credit Market Risk” for information related to credit market risks.

The level of our indebtedness, and the security provided for this indebtedness, could adversely affect our financial flexibility.

As of December 31, 2013, we had on a consolidated basis $1.9 billion of indebtedness and total common shareholder’s equity of $47.8 million. IPL had $1,025.3 million of First Mortgage Bonds outstanding as of December 31, 2013, which are secured by the pledge of substantially all of the assets of IPL under the terms of IPL’s mortgage and deed of trust. IPL also had $50 million of secured indebtedness pursuant to a receivables sale facility. This level of indebtedness and related security could have important consequences, including the following:

▪	increasing our vulnerability to general adverse economic and industry conditions;
▪

requiring us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund other corporate purposes;

▪	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
▪	limiting, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds, as needed.

We expect to incur additional debt in the future, subject to the terms of our debt agreements and regulatory approvals for any IPL debt. To the extent we become more leveraged, the risks described above would increase. Further, actual cash requirements in the future may be greater than expected. Accordingly, our cash flow from operations may not be sufficient to repay at maturity all of the outstanding debt as it becomes due and, in that event, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms or at all to refinance our debt as it becomes due. For a further discussion of outstanding debt, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The use of derivative contracts in the normal course of business could result in losses that could negatively impact our results of operations, financial position and cash flows.

We sometimes use derivative instruments, such as swaps, options, futures and forwards, to manage commodity and financial risks. Losses could be recognized as a result of volatility in the market values of these contracts, if a counterparty fails to perform, or if the underlying transactions which the derivative instruments are intended to hedge fail to materialize. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these financial instruments can involve management’s judgment or the use of estimates. As a result, changes in the underlying assumptions or the use of alternative valuation methods could affect the reported fair value of these contracts.

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

We engage in wholesale power marketing activities that primarily involve the offering of utility-owned or contracted generation into the MISO day-ahead and real-time markets.  As part of these strategies, we may also execute energy contracts that are integrated with portfolio requirements around power supply and delivery.  The earnings from wholesale marketing activities may vary based on fluctuating prices for electricity and the amount of electric generating capacity, beyond that needed to meet firm service requirements. In order to reduce the risk of volatility in earnings from wholesale marketing activities, we may at times enter into forward contracts to hedge such risk. If we do not accurately forecast future commodities prices or if our hedging procedures do not operate as planned we may experience losses. We did not use such hedges in 2013,  2012 or 2011.

In addition, the introduction of additional renewable energy into the MISO market could have the effect of reducing the demand for wholesale energy from other sources. The additional generation produced by renewable energy sources could have the impact of reducing market prices for energy and could reduce our opportunity to sell coal- fired and gas generation into the MISO market, thereby reducing our wholesale sales. Additionally, decreases in natural gas prices in the U.S. have the impact of reducing market prices for electricity, which can reduce our ability to sell excess generation on the wholesale market, as well as reduce our profit margin on wholesale sales.

Parties providing construction materials or services may fail to perform their obligations, which could harm our results of operations, financial condition, and cash flows.

Our construction program calls for extensive expenditures for capital improvements and additions, including the installation of environmental upgrades, improvements to generation, transmission and distribution facilities, as well as other initiatives. As a result, we have engaged, and will continue to engage, numerous contractors and have entered into a number of agreements to acquire the necessary materials and/or obtain the required construction related services. This exposes us to the risk that these contractors and other counterparties could fail to perform, or take longer than anticipated to complete projects. In addition, some contracts provide for us to assume the risk of price escalation and availability of certain metals and key components. This could force us to enter into alternative arrangements at then-current market prices that may exceed our contractual prices and cause construction delays. It could also subject us to enforcement action by regulatory authorities to the extent that such a contractor failure resulted in a failure by IPL to comply with requirements or expectations, particularly with regard to the cost of the project.  Although our agreements are designed to mitigate the consequences of a potential default by the counterparty, our actual exposure may be greater than these mitigation provisions. This could adversely affect our financial results, and we might incur losses or delays in completing construction.

Commodity price changes may affect the operating costs and competitive position of our business.

Our business is sensitive to changes in the price of coal, the primary fuel we use to produce electricity, and to a lesser extent, to the changes in the prices of natural gas, purchased power and emissions allowances. In addition, changes in the prices of steel, copper and other raw materials can have a significant impact on our costs. Any changes in coal prices could affect the prices we charge, our operating costs and our competitive position with respect to our products and services. While we have approximately 58% of our current coal requirements for the three-year period ending December 31, 2016 under long-term contracts, the balance is yet to be purchased and will be purchased under a combination of long-term contracts, short-term contracts and on the spot market. Prices can be highly volatile in both the short-term market and on the spot market. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. We are also dependent on purchased power, in part, to meet our seasonal planning reserve margins. Our exposure to fluctuations in the price of coal is limited because pursuant to Indiana law, we may apply to the IURC for a change in our FAC every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. In addition, we may generally recover the energy portion of our purchased power costs in these quarterly FAC proceedings subject to a benchmark (as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters”). We must present evidence in each proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

We are subject to employee workforce factors that could affect our business, results of operations, financial condition, and cash flows.

We are subject to employee workforce factors, including, among other things, loss or retirement of key personnel (approximately 61% of our employees are over the age of 50 and have an average of 24  years of experience), availability of qualified personnel, and collective bargaining agreements with employees who are members of a union. Approximately 66% of our employees are represented by the International Brotherhood of Electrical Workers in two bargaining units: a physical unit and a clerical-technical unit. We may not be able to successfully train new personnel as current workers with significant knowledge and expertise retire. We also may be unable to staff our business with qualified personnel in the event of significant absenteeism related to a pandemic illness.  Work stoppages or other workforce issues could affect our business, results of operations, financial condition, and cash flows.

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

Information technology security vulnerabilities could have a material adverse impact on our reputation and/or our consolidated results of operations, financial condition and cash flows.

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

None.

ITEM 1C. DEFINED TERMS

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-K:

1995B Bonds

$40 Million aggregate principal amount of the City of Petersburg, Indiana Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities 1995B Series, Indianapolis Power & Light Company Project

2011 IPALCO Notes	$375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011
2016 IPALCO Notes	$400 million of 7.25% Senior Secured Notes due April 1, 2016
2018 IPALCO Notes	$400 million of 5.00% Senior Secured Notes due May 1, 2018
AES	The AES Corporation
ASC	Financial Accounting Standards Board Accounting Standards Codification
BACT	Best Achievable Control Technology
CAA	Federal Clean Air Act
CAIR	Clean Air Interstate Rule
CCB	Coal Combustion Byproducts
CCT	Clean Coal Technology
CO2	Carbon Dioxide
CPCN	Certificate of Public Convenience and Necessity
CSAPR	Cross-State Air Pollution Rule
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
ELGs	Effluent Limitation Guidelines
EPA	U.S. Environmental Protection Agency
EPAct	Energy Policy Act of 2005
Exchange Act	Securities Exchange Act of 1934, as amended
FAC	Fuel Adjustment Charges
FERC	Federal Energy Regulatory Commission
GAAP	Generally accepted accounting principles in the United States
GHG	Greenhouse Gas
IBEW	International Brotherhood of Electrical Workers
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NOV	Notice of Violation
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
OSHA	U.S. Occupational Safety and Health Administration
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration
RFC	ReliabilityFirst Corporation
RSG	Revenue Sufficiency Guarantee
RSP	AES Retirement Savings Plan
SO2	Sulfur Dioxides
Supplemental Retirement Plan	Supplemental Retirement Plan of Indianapolis Power & Light Company
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company
U.S.	United States of America

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

We own and operate four generating stations. Two of the generating stations are primarily coal-fired stations. The third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. For electric generation, the net winter design capacity is 3,272 MW and net summer design capacity is 3,148 MW. Our highest summer peak level of 3,139 MW was recorded in August 2007 and the highest winter peak level of 2,971 MW was recorded in January 2009.

Our sources of electric generation are as follows:

			Winter	Summer
		Number of	Capacity	Capacity
Fuel	Name	Units	(MW)	(MW)	Location
Coal	Petersburg	4	1,715	1,715	Pike County, Indiana
	Harding Street	3	645	639	Marion County, Indiana
	Eagle Valley	4	263	260	Morgan County, Indiana
	Total	11	2,623	2,614
Gas	Harding Street	3	385	322	Marion County, Indiana
	Georgetown	2	200	158	Marion County, Indiana
	Total	5	585	480
Oil	Petersburg	3	8	8	Pike County, Indiana
	Harding Street	3	53	43	Marion County, Indiana
	Eagle Valley	1	3	3	Morgan County, Indiana
	Total	7	64	54
Grand Total		23	3,272	3,148

Net electrical generation during 2013, at the Petersburg, Harding Street, Eagle Valley and Georgetown plants, accounted for approximately 69.0%, 27.6%, 3.1% and 0.3%, respectively, of our total net generation.

Our electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, Vectren Corporation, Hoosier Energy Rural Electric Cooperative, Inc., and the electric system jointly owned by Duke Energy Indiana, Indiana Municipal Power Agency and Wabash Valley Power Association, Inc. Our transmission system includes 458 circuit miles of 345,000 volt lines and  377 circuit miles of 138,000 volt lines. The distribution system consists of 4,779 circuit miles underground primary and secondary cables and 6,131 circuit miles of overhead primary and secondary wire. Underground street lighting facilities include 757 circuit miles of underground cable. Also included in the system are a total of 144 substations. Depending on the voltage levels at the substation, some substations may be considered both a bulk power substation and a distribution substation. The number of bulk power substations is 73, and the number of distribution substations is 123, reflecting the fact that 52 substations are considered both bulk power and distribution substations.

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

Mortgage Financing on Properties

The First Mortgage secures first mortgage bonds issued by IPL.  Pursuant to the terms of the First Mortgage, substantially all property owned by IPL is subject to a direct first mortgage lien securing indebtedness of $1,025.3 million at December 31, 2013.  In addition, IPALCO has outstanding $800 million of Senior Secured Notes which are secured by its pledge of all of the outstanding common stock of IPL.

ITEM 3. LEGAL PROCEEDINGS

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters,” and Note 3, “Regulatory Matters” and Note 12, “Commitments and Contingencies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for a summary of significant legal proceedings involving us. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

As of February 25, 2014, and throughout all of 2013, all of the outstanding common stock of IPALCO is and has been owned by AES.  As a result, our stock is not listed for trading on any stock exchange.

Dividends

During 2013,  2012 and 2011, we paid dividends to AES totaling $59.5 million,  $66.6 million and $59.2 million, respectively. Future distributions will be determined at the discretion of the Board of Directors of IPALCO and will depend primarily on dividends received from IPL and such other factors as the Board of Directors of IPALCO deems relevant. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Form 10-K for a discussion of limitations on dividends from IPL. In order for us to make any dividend payments to AES, we must, at the time and as a result of such dividends, either maintain certain credit ratings on our senior long-term debt or be in compliance with leverage and interest coverage ratios contained in IPALCO’s Articles of Incorporation. We do not believe this requirement will be a limiting factor in paying dividends in the ordinary course of prudent business operations.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
Operating Data:
Total utility operating revenues	$1,255,734	$1,229,777	$1,171,924	$1,144,903	$1,068,081
Utility operating income	150,746	162,900	152,653	172,438	169,957
Allowance for funds used during construction	6,848	2,146	6,624	6,427	3,632
Net income	64,049	71,996	60,575	79,947	73,768

Balance Sheet Data (end of period):
Utility plant – net	2,553,261	2,425,610	2,441,347	2,361,509	2,321,676
Total assets	3,274,065	3,285,347	3,271,652	3,137,980	3,035,345
Common shareholder’s equity (deficit)	47,774	(3,219)	(5,846)	(4,730)	(9,058)
Cumulative preferred stock of subsidiary	59,784	59,784	59,784	59,784	59,784
Long-term debt (less current maturities)	1,821,713	1,651,120	1,760,316	1,332,353	1,706,695
Long-term capital lease obligations	53	6	12	38	28

Other Data:
Utility capital expenditures	242,124	129,747	209,851	163,652	115,363

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see “Cautionary Note Regarding Forward – Looking Statements” at the beginning of this Form 10-K and “Item 1A. Risk Factors.” For a list of certain abbreviations or acronyms in this discussion, see “Item 1C. Defined Terms” included in Part I of this Form 10-K.

EXECUTIVE OVERVIEW

The most important matters on which we focus in evaluating our financial condition and operating performance and allocating our resources include: (i) recurring factors which have significant impacts on operating performance such as: regulatory action, environmental matters, weather and weather-related damage in our service area, our ability to sell power in the wholesale market at a profit, and the local economy; (ii) our progress on performance improvement strategies designed to maintain high standards in several operating areas (including safety, environmental, sustainability, reliability, customer service, and employee satisfaction) simultaneously; and (iii) our short-term and long-term financial and operating strategies. For a discussion of how we are impacted by regulation and environmental matters, please see “Liquidity and Capital Resources – Regulatory Matters” and “Liquidity and Capital Resources – Environmental Matters” later in this section and “Item 1. Business.”

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

The increased interconnection of renewable energy to the MISO transmission system and participation of renewable energy resources in the MISO energy markets have decreased the economic dispatch of energy from coal resources. Additionally, the use of enhanced technologies to recover natural gas from shale deposits has increased natural gas supply and reserves, which has placed downward pressure on natural gas prices and, therefore, on wholesale power prices. The combination of these factors significantly reduced the clearing price of electricity in the MISO market in the first half of 2012. These factors, combined with the unusually mild winter in the MISO footprint in early 2012 and a weakened economy, resulted in clearing prices in the MISO market for much of the first half of 2012 at their lowest levels since the MISO energy market began in 2005. As a result, IPL’s coal-fired generation called upon by MISO to produce electricity during the 2012 winter and spring months was at its lowest levels since 2005. In contrast to 2012, wholesale revenues increased in 2013 as IPL’s coal-fired generation was called upon by MISO to produce electricity more often.  This was primarily due to increased natural gas prices in the spring of 2013, which drove up wholesale electricity prices.

Weather and Weather-Related Damage in our Service Area

Extreme high and low temperatures in our service area have a significant impact on revenues as many of our retail customers use electricity to power air conditioners, electric furnaces and heat pumps. The impact is partially mitigated by our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases. The effect is generally more significant with high temperatures than with low temperatures as many of our customers use gas heat. To illustrate, during the third quarter of 2013, when our service territory experienced a 23% decrease in cooling degree days as compared to the same period in 2012, we experienced a  $12.2 million decrease in retail revenues due to a lower volume of kWh sales.

In addition, because extreme temperatures have the effect of increasing demand for electricity, the wholesale price for electricity generally increases during periods of extreme hot or cold weather and, therefore, if we have available capacity not needed to serve our retail load, we may be able to generate additional income by selling power on the wholesale market (see below).

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, thereby causing power outages, which reduce revenues and increase repair costs. Storm-related operating expenses (primarily repairs and maintenance) were $0.9 million, $1.2 million and $1.6 million in 2013, 2012 and 2011, respectively.  Storm-related operating expenses will increase in 2014 due to restoration of customer service following outages caused by winter storms at the beginning of the year.

Our Ability to Sell Power in the Wholesale Market at a Profit

At times, we will purchase power in the wholesale markets, and at other times we will have electric generation available for sale in the wholesale market in competition with other utilities and power generators. During the past five years, wholesale revenues averaged 4.3% of our total electric revenues. A decline in wholesale prices can have a significant impact on earnings, because most of our nonfuel costs are fixed in the short term and lower wholesale prices can result in lower wholesale volumes sold.

Our ability to be dispatched in the MISO market to sell power is primarily impacted by the locational market price of electricity and our variable generation costs. The amount of electricity we have available for wholesale sales is impacted by our retail load requirements, our generation capacity and our unit availability. From time to time, we must shut generating units down to perform maintenance or repairs. Generally, maintenance is scheduled during the spring and fall months when demand for power is lowest. Occasionally, it is necessary to shut units down for maintenance or repair during periods of high power demand, or we could experience an unscheduled outage during such time. See also, “Liquidity and Capital Resources – Regulatory Matters” for information about our participation in MISO that impacts both revenues and costs associated with our energy service to our utility customers. The price of wholesale power in the MISO market as well as our variable generating costs can be volatile and therefore our revenues from wholesale sales can fluctuate significantly from year to year. The weighted average price of wholesale MWhs we sold was $31.29, $28.92, and $30.45 in 2013, 2012 and 2011, respectively.

Local Economy

For several years now, the local economy has been suffering from an economic slowdown as evidenced by an elevated unemployment rate in Indianapolis, Indiana which approximates the national average. During 2013,  40% of our revenues came from large commercial and industrial customers. For the ten years ending 2013, our total retail kWh sales have decreased at a compound annual rate of 0.2%. In contrast, for the 10 years ending 2008, the compound annual rate was an increase of 1.2%. This decline over the past few years illustrates the impact of the economic recession, as well as the continued implementation of IPL’s energy efficiency program initiatives.

Operational Excellence

Our objective is to optimize IPL’s performance in the U.S. utility industry by focusing on the following areas: safety, operations (reliability and customer satisfaction), financial and enterprise-wide performance (efficiency and cost savings, talent management/people, capital allocation/sustainability and corporate social responsibility). We set and measure these objectives carefully, balancing them in a way and to a degree necessary to ensure a sustainably high level of performance in these areas simultaneously as compared to our peers. We monitor our performance in these areas, and where practical and meaningful, compare performance in some areas to peer utilities. Because some of our financial and enterprise-wide performance measures are company-specific performance goals, they are not benchmarked.

Our safety performance as measured by our lost work day and severity rates regressed in 2013 and is worse than our goal of being within the top quartile in our industry.  On the other hand, our OSHA recordable incidents improved in 2013.

We are committed to excellence in safety performance and have implemented various programs in recent years to increase awareness and improve safety policies and practices. Among other things, these various programs are intended to bring a renewed emphasis on mitigating the hazards associated with high-risk work activities commonly experienced in the industry.

IPL has the best satisfaction rating amongst Indiana investor-owned utilities and the fourth highest customer satisfaction ranking out of the eleven utilities included in the Midwest Midsize region, as measured by the J.D. Power 2013 Electric Utility Residential Study. In addition, IPL ranked number one in Business Customer Satisfaction among Midwest Mid-Size Utilities in the 2013 J.D. Power Electric Utility Business Customer Satisfaction Study. We believe these favorable ratings reflect our relatively low rates, strong reliability, corporate citizenship, and focus on excellence in customer service.

Our performance in production reliability was slightly worse than our target in 2013. We experienced a  slight increase of 0.5 percentage points in both our planned and unplanned outage rates associated with our generation plants in 2013 versus 2012.  The planned outage increase in 2013 was partially due to the timing of an extended scheduled outage on a 415 MW generating unit at Petersburg during the fourth quarter of 2013 that extended into 2014.

Most of our performance metrics in delivery reliability were better than our targets in 2013.  In 2012, IPL ranked in or near the top decile in distribution reliability and had the best System Average Interruption Duration Index (SAIDI), System Average Interruption Frequency Index (SAIFI) and Customer Average Interruption Duration Index (CAIDI) performance compared to the four Indiana investor-owned utilities (as reported in the 2012 Institute of Electrical and Electronics Engineers reliability benchmarking survey).

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

Comparison of year ended December 31, 2013 and year ended December 31, 2012

Utility Operating Revenues

Utility operating revenues increased in 2013 from the prior year by $26.0 million, which resulted from the following changes (dollars in thousands):

				Percentage
	2013	2012	Change	Change

Utility Operating Revenues:
Retail Revenues	$1,172,652	$1,171,516	$1,136	0.1%
Wholesale Revenues	62,734	37,822	24,912	65.9%
Miscellaneous Revenues	20,348	20,439	(91)	(0.4%)
Total Utility Operating Revenues	$1,255,734	$1,229,777	$25,957	2.1%

Heating Degree Days:
Actual	5,647	4,399	1,248	28.4%
30-year Average	5,474	5,548

Cooling Degree Days:
Actual	1,160	1,534	(374)	(24.4%)
30-year Average	1,048	1,041

The increase in wholesale revenues of $24.9 million was primarily due to a 53% increase in the quantity of kWh sold ($20.2 million) and an 8% increase in the weighted average price per kWh sold ($4.7 million) as IPL’s coal-fired generation has been called upon by MISO to produce electricity more often during 2013 versus 2012. This was primarily due to increased natural gas prices in the spring of 2013, which drove up wholesale electricity prices. Our ability to be dispatched in the MISO market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements,  generation capacity and unit availability.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from 2012 to 2013 (in millions):

2012 Operating Expenses	$1,066.9
Increase in fuel costs	35.8
Decrease in power purchased	(27.0)
Increase in maintenance expenses	13.3
Increase in DSM program costs	11.6
Decrease in income taxes – net	(8.6)
Increase in depreciation and amortization costs	5.5
Increase in salaries, wages and benefits (excluding pension expenses)	4.0
Decrease in pension expenses	(2.8)
Other miscellaneous variances – individually immaterial	6.3
2013 Operating Expenses	$1,105.0

The $35.8 million increase in fuel costs is primarily due to a $32.9 million increase in the quantity of fuel consumed as the result of an increase in total electricity sales volume in the comparable periods. This increase is also attributed to fuel cost increases of $2.3 million as the result of variances between estimated fuel and purchased power costs in our FAC and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through the FAC proceedings and, therefore, the costs are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these costs.

The $27.0 million decrease in purchased power costs was primarily due to a 40% decrease in the volume of power purchased during the period ($42.2 million), partially offset by a 23% increase in the market price of purchased power ($14.8 million). As described previously, IPL’s units were called upon more often in 2013, which reduced the amount of electricity IPL needed to purchase in order to serve its retail load requirements.

Maintenance expenses increased $13.3 million compared to 2012 primarily due to the timing and duration of major generating unit overhauls (including a 70-day scheduled outage at our 415 MW Petersburg unit 2 generating station during the fourth quarter of 2013). We had no such extended outages in 2012.

The increase in DSM program costs of $11.6 million, which are recoverable through customer rates, is attributed to the continued implementation of IPL’s energy efficiency program initiatives. The increase in DSM program costs is correlated to the increase in DSM program rate adjustment mechanism retail revenues.

The $8.6 million decrease in income taxes – net was primarily due to the tax effect of the decrease in pretax net operating income, for the reasons previously described. The increase in depreciation and amortization of $5.5 million is primarily due to additional assets placed in service. The increase in salaries, wages and benefits (excluding pension expenses) of $4.0 million is primarily due to both rate increases and overtime for generating unit outages.  Pension expenses decreased   $2.8 million in 2013 and are expected to decrease significantly in 2014 due to the net actuarial gain of $129.0 million in 2013. Please see “Critical Accounting Policies – Pension Costs” for more details.

Other Income and Deductions

Other income and deductions increased $4.0 million, or 22%, from income of $18.3 million in 2012 to income of $22.3 million in 2013. This increase was primarily due to (i) a $3.2 million increase in the allowance for equity funds used during construction as a result of increased construction activity and (ii) a $1.3 million increase in the income tax benefit, which was primarily due to the change in pretax nonoperating income during the comparable periods.

Comparison of year ended December 31, 2012 and year ended December 31, 2011

Utility Operating Revenues

Utility operating revenues increased in 2012 from the prior year by $57.9 million, which resulted from the following changes (dollars in thousands):

				Percentage
	2012	2011	Change	Change

Utility Operating Revenues:
Retail Revenues	$1,171,516	$1,106,271	$65,245	5.9%
Wholesale Revenues	37,822	43,181	(5,359)	(12.4%)
Miscellaneous Revenues	20,439	22,472	(2,033)	(9.0%)
Total Utility Operating Revenues	$1,229,777	$1,171,924	$57,853	4.9%

Heating Degree Days:
Actual	4,399	4,912	(513)	(10.4%)
30-year Average	5,548	5,519

Cooling Degree Days:
Actual	1,534	1,482	52	3.5%
30-year Average	1,041	1,041

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

Utility Operating Expenses

The following table illustrates our primary operating expense changes from 2011 to 2012 (in millions):

2011 Operating Expenses	$1,019.3
Increase in power purchased	31.1
Decrease in maintenance expenses	(19.6)
Increase in depreciation and amortization costs	9.6
Increase in DSM program costs	8.6
Increase in fuel costs	6.3
Increase in pension expenses	4.7
Increase in income taxes – net	4.6
Other miscellaneous variances – individually immaterial	2.3
2012 Operating Expenses	$1,066.9

The $31.1 million increase in purchased power costs was primarily due to a 48% increase in the volume of power purchased during the period ($35.4 million), partially offset by a 2% decrease in the market price of power purchased during the period ($4.3 million). A portion of the volume increase can be attributed to power purchased as part of a power purchase agreement for approximately 200 MW of wind-generated electricity from a project in Minnesota, which began commercial operation in October 2011. Additionally, at times the MISO market provides a lower cost alternative to serve a portion of our jurisdictional customers’ electricity demand. For the reasons described in the preceding section entitled “Market Developments,” this situation occurred with greater frequency versus the comparable period.

Maintenance expenses decreased $19.6 million or 16% compared to 2011 primarily due to the timing of major generating unit overhauls. As described previously, two such overhauls occurred in 2011, while none took place in 2012. Another contributing factor for this decrease was the favorable impact resulting from the implementation of our “ready reserve” plan in 2012 for the Eagle Valley generation plant.

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

The $4.7 million increase in pension expenses, which is included in “Other operating expenses” on our Consolidated Statements of Comprehensive Income, is primarily due to a $6.2 million increase in the recognized actuarial loss. The $4.6 million increase in income taxes – net was primarily due to the tax effect of the increase in pretax net operating income, for the reasons previously described, offset by an increase in the manufacturer’s deduction of $1.0 million and a slight decrease in depreciation flow through taxes of $0.8 million.

Other Income and Deductions

Other income and deductions decreased $2.7 million, or 13%, in 2012 primarily due to a (i) $13.3 million gain on sale of our Oatsville coal reserve in 2011 (as discussed in Note 13, “Sale of Oatsville Coal Reserve” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K); (ii) a $6.0 million decrease in the income tax benefit, which was primarily due to the change in pretax nonoperating income during the comparable periods and a $1.2 million tax return true-up to the prior year accrual; and (iii) a $2.9 million decrease in the allowance for equity funds used during construction as a result of decreased construction activity. These decreases were partially offset by (i) a $15.4 million loss on early extinguishment of debt in May of 2011 related to the repurchase of $375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011 (“2011 IPALCO Notes”), including a $14.4 million early tender premium; (ii) additional contingent loss accruals of $2.2 million in 2011; and (iii) impairment of $1.6 million recorded on a minority ownership investment in 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2013, we had unrestricted cash and cash equivalents of $19.1 million and available borrowing capacity of $249.3 million under our $250.0 million committed revolving credit facility after outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 28, 2014. In December 2013, we received an order from the IURC granting authority through December 31, 2016 to, among other things, issue up to $425 million in aggregate principal amount of long-term debt, refinance up to $171.9 million in existing indebtedness, and to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. In addition, due to current and expected future environmental regulations, it is expected that equity capital will continue to be used as a significant funding source, as it was in the third quarter of 2013 (see below). AES has approved significant equity investments in IPL for its proposed nonrecurring capital expenditures from 2013 through 2017; however, AES is under no contractual obligation to provide such equity capital and there can be no assurance we will receive capital contributions in the amounts or at the times funding may be required. On July 31, 2013, IPALCO received an equity capital contribution of $49.1 million from AES for funding needs related to IPL’s environmental construction program; IPALCO then made the same equity capital contribution to IPL.

Historical Cash Flow Analysis

Our principal sources of funds in 2013 were net cash provided by operating activities of $211.4 million, net borrowings of $59.4 million, and an equity capital contribution of $49.1 million from AES in July of 2013 for funding needs related to IPL’s environmental construction program.  Net cash provided by operating activities is net of cash paid for interest of $106.2 million and pension funding of $49.7 million.  The principal uses of funds in 2013 included capital expenditures of $242.1 million and dividends to AES of $59.5 million. The increase in capital expenditures of $112.4 million in 2013 versus 2012 was primarily driven by spending to comply with the MATS rule (please see “Environmental Matters – MATS” below for more details).

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

Our principal sources of funds in 2011were net cash provided by operating activities of $183.1 million and net borrowings of $89.4 million. Net cash provided by operating activities is net of cash paid for interest of $108.5 million and pension funding of $37.3 million.  Net cash provided by operating activities in 2011 was $37.4 million less than in 2010 primarily due to lower earnings, a $12.6 million interest rate swap termination payment and other net changes in working capital. The principal uses of funds in 2011 included capital expenditures of $209.9 million, dividends to AES of $59.2 million and asset removal costs of $14.9 million.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Our capital expenditures totaled $242.1 million, $129.7 million, and $209.9 million in 2013, 2012 and 2011, respectively, and were financed primarily with internally generated cash provided by operations, borrowings on our credit facility, long-term borrowings, an equity capital contribution from AES and, to a lesser extent, federal grants for IPL’s Smart Energy Projects. Through December 31, 2013, we have incurred total capital expenditures of $126.0 million to comply with the MATS rule.

Our capital expenditure program, including development and permitting costs, for the three-year period from 2014 to 2016 is currently estimated to cost approximately $453 million (excluding environmental compliance and replacement generation costs). It includes approximately $255 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers, street lighting facilities and Smart Energy Projects. The capital expenditure program also includes approximately $163 million for power plant related projects and $35 million for other miscellaneous equipment.

In addition to the amounts listed above, IPL plans to spend an additional $385 million for the three-year period from 2014 to 2016 to comply with the MATS rule (IPL plans to spend a total of $511 million for this project, including amounts already expended). In addition, IPL will incur costs for compliance with other environmental regulations, including NPDES. These costs are still being reviewed and could be material during the forecast period (please see “Environmental Matters - NPDES” below for more details). IPL also plans to spend $667 million on replacement generation costs through 2017 as a result of the retirement of existing facilities not equipped with advanced environmental control technologies required to comply with existing and expected regulations, subject to approval of IPL’s replacement generation filing that is currently pending with the IURC. Of this amount, $638 million is projected to be spent in the three-year period from 2014 to 2016 (please see “Environmental Matters - Unit Retirements and Replacement Generation” below for more details).

Contractual Cash Obligations

Our non-contingent contractual obligations as of December 31, 2013 are set forth below:

	Payment due
		Less Than 1	1 – 3	3 – 5	More Than
	Total	Year	Years	Years	5 Years
	(In Millions)
Long-term debt	$1,825.3	$—	$531.8	$424.7	$868.8
Interest obligations(1)	1,270.3	104.5	190.5	126.0	849.3
Purchase obligations (2):
Coal, gas, purchased power and
related transportation	1,990.2	340.5	365.0	186.4	1,098.3
Other	91.0	8.6	11.6	11.5	59.3
Pension Funding(3)	54.1	54.1	—	—	—
Total(4)	$5,230.9	$507.7	$1,098.9	$748.6	$2,875.7

(1) Represents interest payment obligations related to fixed and variable rate debt. Interest related to variable rate debt is calculated using the rate in effect at December 31, 2013.

(2)        Does not include purchase orders or normal purchases for goods or services: (1) for which there is not also an enforceable contract; or (2) which does not specify all significant terms, including fixed or minimum quantities. Does not include contractual commitments that can be terminated by us without penalty on notice of 90 days or less. Does not include the construction contract for the MATS project described herein, which contract can be terminated by IPL, subject to certain termination payments.

(3)        IPL elected to fund $54.1 million during January 2014. However, IPL may decide to contribute more than $54.1 million to meet certain funding thresholds. For years 2015 and thereafter, our contractual obligation for pension funding can fluctuate due to various factors. Please see “Pension Funding” below and Note 11, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for further discussion.

(4)        Does not include an uncertain tax liability of $6.7 million (tax and related interest) as of December 31, 2013 because it is not possible to determine in which future period or periods that the non-current income tax liability for uncertain tax positions might be paid.

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES. During 2013, 2012 and 2011, we paid $59.5  million,  $66.6 million, and $59.2 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

IRS Regulations

On September 13, 2013, the Internal Revenue Service released final regulations addressing the acquisition, production and improvement of tangible property and proposed regulations addressing the dispositions of property.  These regulations replace previously issued temporary regulations and are effective for tax years beginning on or after January 1, 2014.  We are currently in compliance with the provisions in the regulations and there is no impact on the financial statements in the periods covered by this report; however, we are evaluating available elections and safe harbor methods that have the possibility of significantly changing the timing of the future income tax payments.

Pension Plans

We contributed $49.7 million, $48.3 million, and $37.3 million to the Pension Plans in 2013, 2012 and 2011, respectively. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company (“Defined Benefit Pension Plan”) is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement

Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds. Management does not currently expect any of the pension assets to be returned to us during 2014.

From an ERISA funding perspective, IPL’s funding target liability shortfall was estimated to be approximately $56 million as of January 1, 2014. The shortfall must be funded over seven years. In addition, IPL must also contribute the normal service cost earned by active participants during the plan year. The ERISA funding of normal cost is expected to be about $8.1 million in 2014, which includes $3.0 million for plan expenses.  Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven-year period. IPL elected to fund $54.1 million in January, 2014, which satisfies all funding requirements for the calendar year 2014.  The $54.1 million contribution includes the $8.1 million referenced above.  IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2013, 2012 and 2011 were $51.0 million, $30.3 million, and $29.9 million, respectively.

See also “Critical Accounting Policies - Pension Costs” and Note 11, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for further discussion of Pension Plans.

Capital Resources

IPALCO is a holding company, and accordingly substantially all of its cash is generated by the operating activities of its subsidiaries, principally IPL. None of its subsidiaries, including IPL, is obligated under or has guaranteed to make payments with respect to the $400 million of 7.25% Senior Secured Notes due April 1, 2016 (“2016 IPALCO Notes”) or the 2018 IPALCO Notes; however, all of IPL’s common stock is pledged to secure these notes. Accordingly, IPALCO’s ability to make payments on the 2016 IPALCO Notes and the 2018 IPALCO Notes depends on the ability of IPL to generate cash and distribute it to IPALCO.

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

Indebtedness

Line of Credit

In December 2010, IPL entered into a five-year $250 million unsecured revolving credit agreement, as discussed in Note 9,  “Indebtedness – Line of Credit” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data.” This credit agreement is a committed line of credit for letters of credit, working capital and general corporate purposes.

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

IPL First Mortgage Bonds and Indiana Finance Authority Bond Issuances

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

•

$40.0 million aggregate principal amount of the City of Petersburg, Indiana Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities, 1995B Series,  Indianapolis Power & Light Company Project (“1995B Bonds”), variable rate, due 2023;

•	$20.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste Disposal Revenue Bonds, 1994A Series, Indianapolis Power & Light Company Project, 5.90% Series, due 2024;
•	$30.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste Disposal Revenue Bonds, 1995C Series, Indianapolis Power & Light Company Project, 5.95% Series, due 2029;

•	$20.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste Disposal Revenue Bonds, 1996 Series, Indianapolis Power & Light Company Project, 6.375% Series, due 2029; and
•

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

In February 2013, S&P announced that it had revised its criteria for rating utility first mortgage bonds.  As a result of the revised criteria, S&P upgraded the rating of IPL’s Senior Secured first mortgage bonds by one notch to ‘BBB+’ from ‘BBB’.

In November 2013, S&P announced that it had revised its criteria for long-term issuer credit ratings.  As a result of the revised criteria, S&P downgraded the long-term issuer credit ratings of IPALCO and IPL to ‘BB+’ from ‘BBB-’  in December 2013.  The downgrade reflects S&P’s assessment that the cumulative value provided by existing structural protections insulate the credit quality of IPALCO and IPL from our parent, AES, on a sufficient basis to support a 2-notch rating differential instead of the prior 3-notch rating differential.   Debt instrument ratings were affirmed.

In January 2014, Moody’s upgraded the long-term ratings of IPALCO and IPL by one notch in line with their more favorable view of the relative credit supportiveness of the U.S. regulatory framework for electric and gas utilities.

The credit ratings of IPALCO and IPL as of February 25, 2014 are as follows:

	Moody’s	S&P	Fitch Ratings

IPALCO Issuer Rating/Corporate Credit
Rating/Long-term Issuer Default Rating	-	BB+	BB+
IPALCO Senior Secured Notes	Baa3	BB+	BB+
IPL Issuer Rating/Corporate Credit Rating/Long-
term Issuer Default Rating	Baa1	BB+	BBB-
IPL Senior Secured	A2	BBB+	BBB+
IPL Senior Unsecured	-	-	BBB

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

Dividend and Capital Structure Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2013,  exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its credit facility, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain total debt to total capitalization not in excess of 0.65 to 1, in order to pay dividends. As of December 31, 2013 and as of the filing of this report, IPL was in compliance with all covenants and no event of default existed.

IPL’s amended articles of incorporation also require that, so long as any shares of preferred stock are outstanding, the net income of IPL, as specified in the articles, be at least one and one-half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding, and any proposed, preferred stock before any additional preferred stock is issued. IPL’s mortgage and deed of trust requires that net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. As of December 31, 2013, these requirements would not materially restrict IPL’s ability to issue additional preferred stock or first mortgage bonds in the ordinary course of prudent business operations.

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

Independent of the IURC’s ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in the FAC. Additionally, customer refunds may result if a utility’s rolling twelve-month operating income, determined at quarterly measurement dates, exceeds a utility’s authorized annual jurisdictional net operating income and there are not sufficient applicable cumulative net operating income deficiencies against which the excess rolling twelve-month jurisdictional net operating income can be offset.

Environmental Compliance Cost Recovery Adjustment (“ECCRA”)

IPL may apply to the IURC for approval of a rate adjustment known as the Environmental Compliance Cost Recovery Adjustment (“ECCRA”) every six months to recover costs to install and/or upgrade CCT equipment.

The total amount of IPL’s CCT equipment approved for ECCRA recovery as of December 31, 2013 was $618.9 million. The jurisdictional revenue requirement that was approved by the IURC to be included in IPL’s rates for the six-month period from September 2013 through February 2014 was $51.0 million. During the years ended December 31, 2013, 2012 and 2011, we made total CCT expenditures of $126.6 million, $15.0 million, and $64.4 million, respectively. The vast majority of such costs are recoverable through our ECCRA filings. Also, see “Environmental Matters” for discussion of recovery of costs to comply with current and expected environmental laws and regulations.

Demand-Side Management and IPL’s Smart Energy Project

In 2009, the IURC issued a Generic DSM Order that found that electric utilities subject to its jurisdiction must meet an overall goal of annual cost-effective DSM programs that reduce retail kWh sales (as compared to what sales would have been excluding the DSM programs) of 2% per year by 2019 (beginning in 2010 at 0.3% and growing to

2.0% in 2019, and subject to certain adjustments). The IURC also found that all jurisdictional electric utilities have to participate in five initial, statewide core DSM programs, which are administered by a third-party administrator. Consequently, our DSM spending, both capital and operating, began increasing significantly in 2010 and will continue to increase in 2014, which will likely reduce our retail energy sales and the associated revenues.

In November 2011, IPL received approval from the IURC for its plan to comply with the IURC’s Generic DSM Order, including spending of up to $54.5 million through December 31, 2013 and the opportunity for performance-based incentives.   In November 2013, the IURC approved a one-year extension of IPL’s DSM programs, including spending of up to $24.8 million, plus the authority to roll-over any unspent funds from the previous budget that ended in 2013. The order also allowed for additional spending of up to $2.5 million if deemed necessary to meet the reductions established by the Generic DSM Order.

In February 2013, the IURC initiated a generic investigation into self-directed DSM programs for certain large customers. In January 2014, the IURC initiated a new generic investigation into whether these certain large customers should be required to participate in DSM programs and any associated impacts on a utility’s annual energy efficiency goals established by the IURC’s Generic DSM Order. The IURC also found the February 2013 investigation should be held in abeyance pending the IURC’s decision in the 2014 DSM investigation. In February 2014, the IURC issued an order setting a procedural schedule in regards to this matter, including a hearing scheduled to commence on June 5, 2014.

In 2010, IPL was awarded a smart grid investment grant for $20 million as part of its $48.9 million Smart Energy Project (including smart grid technology), which provides IPL’s customers with tools to help them more efficiently use electricity and included an upgrade of IPL’s electric delivery system infrastructure. Under the grant, the U.S. Department of Energy provided $20 million of nontaxable reimbursements to IPL for capitalized costs associated with IPL’s Smart Energy Project. These reimbursements were accounted for as a reduction of the capitalized Smart Energy Project costs. We received the final grant reimbursement in 2013.

Wind and Solar Power Purchase Agreements

We are committed under a power purchase agreement to purchase approximately 100 MW of wind-generated electricity through 2029 from a wind project in Indiana. We are also committed under another agreement to purchase approximately 200 MW of wind-generated electricity for 20 years from a project in Minnesota, which began commercial operation in October 2011. We also have 98 MW of solar-generated electricity under contract in 2014, of which 42 MW was in operation as of December 31, 2013. We have authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC.

MISO Real Time Revenue Sufficiency Guarantee

MISO collects Revenue Sufficiency Guarantee (“RSG”) charges from market participants to pay for generation dispatched when the costs of such generation are not recovered in the market clearing price. Over the past several years, there have been disagreements between interested parties regarding the calculation methodology for RSG charges and how such charges should be allocated among the individual MISO participants. Under the methodology currently in effect, RSG charges have little effect on IPL’s financial statements as the vast majority of such charges are considered to be fuel costs and are recoverable through IPL’s FAC, while the remainder are being deferred for future recovery in accordance with GAAP. However, the IURC’s orders in IPL’s FAC 77, 78 and 79 proceedings approved IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of a FERC proceeding regarding RSG charges and any subsequent appeals therefrom. In IPL’s most recent FAC proceeding, IPL requested that the subject to refund designation be removed and that FAC 77, 78 and 79 proceedings be made final with no modifications.

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

MISO’s approved tariff in part already complies with Order 1000. However, Order 1000 will result in changes to transmission expansion costs charged to us by MISO. Such changes relate to public policy requirements for transmission expansion within the MISO footprint, such as to comply with renewable mandates of other states within the footprint. These charges are difficult to estimate, but are expected to be material to us within a few years; however, it is probable, but not certain, that these costs will be recoverable, subject to IURC approval. Through December 31, 2013, we have deferred as a regulatory asset, $2.2 million of MISO transmission expansion costs.

Senate Bill 560

In April 2013, Senate Bill 560 became law in Indiana.  This law provides more regulatory flexibility to the current process for reviewing necessary utility system improvements and determining appropriate rates. Senate Bill 560 allows utilities to propose a seven-year infrastructure plan for distribution, transmission and storage to the IURC and, if the plan is considered reasonable by the IURC, the utility could recover its investment in facilities identified in the plan in a timely manner. In addition, when Indiana utilities apply for a change in their basic rates and charges, if new rates are not approved by the IURC within 300 days after the utility filed its case-in-chief, the bill allows the utility to implement temporary rates including 50% of the proposed increase. Such temporary rates would be subject to a reconciliation implemented via a credit or surcharge in equal amounts each month for six months, if the IURC’s final order established rates were to differ from the temporary rates previously placed into effect. The IURC would be allowed to extend the 300-day deadline by 60 days, for good cause. Both provisions, as well as an additional provision that allows utilities to utilize a forward-looking test year in rate cases, recognize the capital-intensive nature of the energy industry and seek to reduce time between a utility’s investment and the opportunity to recover the investment through rates.

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

MATS

In April 2012, the EPA’s rule to establish maximum achievable control technology standards for each hazardous air pollutant regulated under the CAA emitted from coal and oil-fired electric utilities, known as “MATS”, became effective. IPL management has developed a plan to comply with this rule. Most of our coal-fired capacity has acid gas scrubbers or comparable control technologies; however, there are other improvements to such control technologies that are necessary to achieve compliance. Under the CAA, compliance with MATS is required by April 16, 2015; however, the compliance period for certain units, or groups of units, may be extended by state permitting authorities (for up to one additional year) or through a CAA administrative order from the EPA (for another additional year). In December 2012, the Indiana Department of Environmental Management (“IDEM”) granted a one-year extension covering all coal-fired units at Harding Street and Eagle Valley, in addition to Unit 3 and Unit 4 at Petersburg. In February 2013, IDEM granted a three-month extension on Petersburg Unit 2.

On August 14, 2013, the IURC approved IPL’s MATS plan, which includes investing up to $511 million in the installation of new pollution control equipment on IPL’s five largest base load generating units. These coal-fired units are located at IPL’s Petersburg and Harding Street generating stations. The IURC also approved IPL’s request to recover operating and construction costs for this equipment (including a return) through a rate adjustment mechanism, with certain stipulations. As part of the IURC MATS order, the IURC stipulated that if the Harding Street unit is retired before IPL has fully depreciated the new controls (which have a 20-year depreciable life), IPL should not continue to collect depreciation expense on the clean energy projects included in the IURC MATS order for that unit.  Management continues to evaluate the impact of this IURC MATS order.

Several lawsuits challenging MATS have been filed by other parties and consolidated into a single proceeding before the U.S. Court of Appeals for the District of Columbia Circuit. Oral arguments took place on December 10, 2013. We cannot predict the outcome of this litigation.

Unit Retirements and Replacement Generation

In the second quarter of 2013, IPL retired in place five oil-fired peaking units with an average life of approximately 61 years (approximately 168 MW net capacity in total). Although these units represented approximately 5% of IPL’s generating capacity, they were seldom dispatched by MISO in recent years due to their relatively higher production cost and in some instances repairs were needed. In accordance with FERC accounting guidelines and standard utility practice for composite depreciation, these retirements were recorded as a reduction of $19.8 million to both “Utility Plant in Service” and “Accumulated Depreciation” on our consolidated balance sheets, with no gain or loss recognized.

In addition to the units recently retired, IPL has several other generating units that we expect to retire or refuel by 2017. These units are primarily coal-fired and represent 472 MW of net capacity in total. To replace this generation, IPL filed a petition and case-in-chief with the IURC in April 2013 seeking a CPCN to build a 550 MW to 725 MW combined cycle gas turbine (“CCGT”) at its Eagle Valley Station site in Indiana and to refuel Harding Street Station Units 5 and 6 from coal to natural gas (106 MW net capacity each). The total estimated cost of these projects is $667 million. IPL is seeking authority to accrue post in-service allowance for debt and equity funds used during construction, and to defer the recognition of depreciation expense of the CCGT until such time that IPL is allowed to collect a return and depreciation expense on the CCGT. If approved, the CCGT is expected to be placed into service in April 2017 and the refueling project is expected to be complete by April 2016. If we receive approval for the CCGT, the costs to build and operate the equipment, other than fuel costs, would not be recoverable by IPL until the resolution of a base rate case with the IURC. For the refueling project, we are requesting cost recovery under Senate Bill 251, which provides for timely recovery of 80% of the revenue requirement of these federally mandated costs, and deferral of the remaining 20% until the resolution of a base rate case filed with the IURC. If the Harding Street

Units 5 and 6 are not refueled, they will likely need to be retired because it is currently not economical to install controls on those units to comply with MATS. IPL expects to receive an order on the CPCN from the IURC in the second quarter of 2014.

Environmental Wastewater Requirements

In August 2012, IDEM issued National Pollutant Discharge Elimination System (“NPDES”) permits to the IPL Petersburg, Harding Street, and Eagle Valley generating stations, which became effective in October 2012. NPDES permits regulate specific industrial wastewater and storm water discharges to the waters of Indiana under Section 402 of the Federal Water Pollution Control Act. These permits set new water quality-based levels of acceptable metal effluent water discharges for the Petersburg and Harding Street facilities, as well as monitoring and other requirements designed to protect aquatic life, with full compliance with the new metal effluent limitations required by October 2015. In April 2013, IPL received an extension to the compliance deadline through September 2017 for IPL’s Harding Street and Petersburg facilities by agreed orders with IDEM.

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

In June 2013, EPA published proposed rules, commonly known as “Effluent Limitation Guidelines” or “ELGs,” to reduce toxic pollutants discharged into waterways by power plants.  The proposed ELGs are intended to update the existing technology-based rules for controlling the discharge of pollutants from various waste streams associated with steam electric generating facilities. It is too early to determine whether the final version of the ELGs will materially impact IPL or its current NPDES permits. Under a consent decree, EPA is required to finalize the ELGs by May 22, 2014, though such deadline may be extended or delayed.

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

The possible impact of any existing or future federal GHG legislation or regulations or any regional or state proposal will depend on various factors, including but not limited to:

▪

The geographic scope of legislation and/or regulation (e.g., federal, regional, state), which entities are subject to the legislation and/or regulation (e.g., electricity generators, load-serving entities, electricity deliverers, etc.), the enactment date of the legislation and/or regulation and the compliance deadlines set forth therein;

▪

The level of reductions of GHGs being sought by the regulation and/or legislation (e.g., 10%, 20%, 50%, etc.) and the year selected as a baseline for determining the amount or percentage of mandated GHG reduction (e.g., 10% reduction from 1990 emission levels, 20% reduction from 2000 emission levels, etc.);

▪	The legislative and/or regulatory structure (e.g., a GHG cap-and-trade program, a carbon tax, GHG emission limits, etc.);
▪	In any cap-and-trade program, the mechanism used to determine the price of emission allowances or offsets to be auctioned by designated governmental authorities or representatives;
▪	The price of offsets and emission allowances in the secondary market, including any price floors or price caps on the costs of offsets and emission allowances;
▪	The operation of and emissions from regulated units;
▪

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

▪

Whether the use of proceeds of any auction conducted by responsible governmental authorities is reinvested in developing new energy technologies, is used to offset any cost impact on certain energy consumers or is used to address issues unrelated to power;

▪

How the price of electricity is determined, including whether the price includes any costs resulting from any new climate change legislation and the potential to transfer compliance costs pursuant to legislation, market or contract, to other parties;

▪	Any impact on fuel demand and volatility that may affect the market clearing price for power;
▪	The effects of any legislation or regulation on the operation of power generation facilities that may in turn affect reliability;
▪	The availability and cost of carbon control technology;
▪	Whether legislation regulating GHG emissions will preclude the EPA from regulating GHG emissions under the CAA or preempt private nuisance suits or other litigation by third parties;
▪	Any opportunities to change the use of fuel at the generation facilities or opportunities to increase efficiency; and
▪	Our ability to recover any resulting costs from our customers and the timing of such recovery.

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

The U.S. Congress has considered several different draft bills pertaining to GHG legislation, including comprehensive GHG legislation that would impact many industries and more limited legislation focusing only on the utility and electric generation industry. Although no legislation pertaining to GHG emissions has been passed to date by the U.S. Congress, similar legislation may be considered or passed by the U.S. Congress in the future. In addition, in the past Midwestern state governors (including the governor of Indiana) and the premier of Manitoba,

Canada committed to reduce GHG emissions through the implementation of a cap-and-trade program pursuant to the Midwestern Greenhouse Gas Reduction Accord. Though the participating states and province are no longer pursuing this commitment, similar state or regional initiatives may be pursued in the future.

In January 2011, the EPA began regulating GHG emissions from certain stationary sources under the so-called “Tailoring Rule.” The regulations are being implemented pursuant to two CAA programs: the Title V Operating Permit program and the program requiring a permit if undergoing certain new construction or major modifications, the PSD program.  Obligations relating to Title V permits include recordkeeping and monitoring requirements. GHG emissions are measured in tons of each particular GHG emitted and are adjusted to be equivalent to one ton of CO2 emissions. These units are referenced as CO2 equivalents (‘‘CO2e’’). PSD applies to a new source that will emit or have the potential to emit 100,000 tons per year of CO2e and to any existing major stationary source that undergoes a modification that causes a significant increase in GHG emissions (currently defined to be 75,000 tons per year or more of CO2e). Sources subject to PSD can be required to implement Best Achievable Control Technology (“BACT”). The EPA has issued guidance on what BACT entails for the control of GHG and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. In December 2010, the Indiana Air Pollution Control Board adopted a final rule implementing the EPA’s Tailoring Rule in Indiana, and the rule was published in the Indiana Register in March 2011. The ultimate impact of the Tailoring Rule and the BACT requirements applicable to us on our operations cannot be determined at this time as the Tailoring Rule will not require IPL to implement BACT until IPL constructs a new major source or makes a major modification of an existing major source. However, the cost of compliance could be material.

On June 25, 2013, the President of the United States directed the EPA to issue a new proposed rule establishing New Source Performance Standards (“NSPS”) for carbon dioxide (“CO2”) emissions for newly constructed fossil-fueled electric utility steam generating units (“EUSGUs”) larger than 25 MW by September 2013, and to issue a final rule in a timely fashion after considering all public comments.  The EPA issued such new proposed rule in September 2013 and published the rule in January 2014. The proposed rule anticipates that newly constructed coal-fueled EUSGUs generally would need to rely upon partial implementation of carbon capture and storage technology or other pollution control technology to meet the standard. In addition, new natural gas-fired EUSGUs must meet a standard of 1,000 pounds of carbon dioxide per megawatt-hour (if the rule is finalized in its current form). The Eagle Valley CCGT would be subject to and is expected to comply with this proposed standard.

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

There is some uncertainty with respect to the impact of GHG rules on IPL. The Tailoring Rule will not require IPL to implement BACT until IPL constructs a new major source or makes a major modification of an existing major source and the proposed NSPS will not require IPL to comply with an emissions standard until IPL constructs a new electric generating unit. Because it is not certain when IPL’s next major modification or construction of a new major source will be, it is unclear what impact the Tailoring Rule BACT requirements and the proposed NSPS for GHG emissions will ultimately have. The planned CCGT (pending IURC approval) at Eagle Valley is expected to comply with the applicable BACT requirements under the Tailoring Rule and the proposed NSPS limit. IPL does not have any other major modifications of an existing source or plans to construct a new major source at this time. In addition, the proposed rule relating to existing power plants has not yet been issued. In light of these uncertainties, we cannot predict the impact of the EPA’s current and future GHG regulations on our consolidated results of operations, cash flows, or financial condition, but it could be material.

Clean Air Interstate Rule and the Cross-State Air Pollution Rule

In March 2005 the EPA signed the federal Clean Air Interstate Rule (“CAIR”), which imposes restrictions against polluting the air of downwind states. At the time, CAIR established a two-phase regional “cap and trade” program for Sulfur Dioxides (“SO2”) and Nitrogen Oxides (“NOx”) emissions that requires the largest reduction in air pollution in more than a decade. CAIR covers 27 states, including Indiana, and the District of Columbia.

Phase I of CAIR for NOx  became effective on January 1, 2009 and required reductions of NOx  emissions by 1.7 million tons or 53% from 2003 levels, and required year-round compliance with the NOx  emissions reduction requirements. Phase I of the program for SO2  emissions required reductions in SO2  emissions by 4.3 million tons, or 45% lower than 2003 levels beginning in 2010. We have thus far been able to comply with CAIR Phase I for NOx  without any material additional capital expenditures. Installation of CCT at our Harding Street Unit 7 generating station completed in 2007 and the upgrades to existing CCT equipment at our Petersburg Unit 3 generating station completed in 2006, and at our Petersburg Unit 4 generating station completed in 2011, are enabling us to meet the requirements of CAIR Phase I for SO2. Phase II of CAIR is scheduled to begin in 2015.

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

In October 2012, the EPA filed a petition for  a rehearing en banc of this case, which was denied in January 2013. In June 2013, the U.S. Supreme Court agreed to review the D.C. Circuit Court’s decision to vacate the CSAPR and heard oral arguments on this matter in December 2013.

At this time, we cannot predict the outcome of the Court’s review or the impact of any new rules EPA may propose.

National Ambient Air Quality Standards

Under the CAA, the EPA sets National Ambient Air Quality Standards (“NAAQS”) for six criteria pollutants considered harmful to public health and the environment, including particulate matter, NOx, ozone and SO2, which result from coal combustion.  Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas.  Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS, which may include imposing operating limits on individual plants.  The EPA is required to review NAAQS at five-year intervals.

Ozone.  Over the past several years, the EPA has tightened the NAAQS for ground level ozone by lowering the standard for daily emissions of ozone from 0.080 parts per million to 0.075 parts per million.  In July 2013, the U.S. Circuit Court of Appeals upheld the 0.075 parts per million standard. Based on this ozone daily emission standard, it would be expected that several areas that are currently designated as in attainment for ozone may be redesignated as nonattainment, including areas where IPL’s Eagle Valley and Harding Street plants are located. The EPA was expected to review the ozone NAAQS in 2013 but delayed such review. Certain environmental groups have sued the EPA in federal district court to force EPA to set a September 30, 2014 deadline for such review. It is generally expected that any revised standard resulting from such review would be more stringent than the current 0.075 parts per million standard. In addition, in December 2013 eight northeastern states petitioned the EPA to add nine upwind states, including Indiana, to the Ozone Transport Region, a group of states required to impose enhanced restrictions on ozone emissions. If the petition is granted, our facilities could be subject to such enhanced requirements.

Fine Particulate Matter.    In 2005, several areas in the state of Indiana were designated as nonattainment for fine particulate matter for the 1997 daily and annual standards, which include the areas where our Eagle Valley, Petersburg, and Harding Street plants are located. In 2006, the EPA lowered the daily standard for fine particulate matter from 65 micrograms per cubic meter to 35 micrograms per cubic meter. With respect to the daily standard, in October 2009, the EPA announced plans to designate areas as nonattainment based on new data, and all areas where our plants are located, despite the more stringent standard, will be in attainment with the daily standard according to the EPA.

With respect to the annual standard,  the EPA published in the Federal Register a final rule revising the NAAQS for particulate matter in January 2013. Among other things, the final rule lowers the primary annual PM2.5 standard from 15 to 12 micrograms per cubic meter of air. IDEM recommended to EPA that all monitored areas in Indiana be designated as attainment. EPA’s designations are anticipated in December 2014. The impact of the new standards cannot be accurately predicted at this time, but could be material. In November 2013, the EPA proposed a rule setting a December 31, 2014 deadline for states to submit plans to bring nonattainment areas into compliance with PM2.5 standards. The impact of such rule, if finalized, or any state requirements set forth in any such plan submitted by the state of Indiana as a result, cannot accurately be predicted at this time, but could be material.

Nitrogen Oxides and Sulfur Dioxides.  On April 12, 2010 a one-hour primary NAAQS became effective for NOx.  Additionally, on August 23, 2010 a new one-hour SO2 primary NAAQS became effective.  The final rule implementing the one-hour SO2 NAAQS also requires an increased amount of ambient SO2 monitoring sites. The EPA is considering one-hour secondary NAAQS for NOx and SO2, and plans to promulgate these secondary standards together in a separate rulemaking. On August 5, 2013, EPA published in the Federal Register its final designation, which include portions of Marion, Morgan, and Pike counties as nonattainment with respect to the one-hour SO2 standard .

Based on these current and potential ambient standards, the state of Indiana will be required to determine whether certain areas within the state meet the NAAQS. With respect to Marion, Morgan and Pike Counties, as well as any other areas determined to be in “nonattainment,” the state of Indiana will be required to modify its State Implementation Plan to detail how the state will regain its attainment status. As part of this process, it is possible that the IDEM or the EPA may require reductions of emissions from our generating stations to reach attainment status for fine particulate matter or SO2. At this time, we cannot predict what the impact will be to IPL with respect to these new ambient standards, but it could be material.

Waste Management and Coal Combustion Byproducts

In the course of operations, our facilities generate solid and liquid waste materials requiring eventual disposal or processing. Waste materials generated at our electric power and distribution facilities include coal combustion byproducts (‘‘CCB’’), oil, scrap metal, rubbish, small quantities of industrial hazardous wastes such as spent solvents, tree-and-land-clearing wastes and polychlorinated biphenyl contaminated liquids and solids. We endeavor to ensure that all our solid and liquid wastes are disposed of in accordance with applicable national, regional, state and local regulations. With the exception of CCB, waste materials are not usually physically disposed of on our property, but are shipped off site for final disposal, treatment or recycling. A small amount of CCB, which consists of bottom ash, fly ash and air pollution control wastes, is disposed of at our Petersburg coal-fired power generation plant using engineered, permitted landfills; however, approximately 40% of our CCB are beneficially used off-site as a raw material for production of wallboard, concrete or cement and as a construction material in structural fills and approximately 60% is disposed.

On June 21, 2010, the EPA published in the Federal Register a proposed rule that establishes regulation of coal combustion residues under the Resource Conservation and Recovery Act (‘‘RCRA’’). The proposed rule consists of two options to which coal combustion residues would be regulated. Each option would allow for the continued beneficial use of CCBs. The first option would subject CCBs to regulation as special waste under Subtitle C of RCRA. The second option would regulate CCBs as non-hazardous solid waste under Subtitle D of RCRA and impose national criteria applicable to CCBs disposed of in landfills and surface impoundments. In January 2014, the EPA and others have entered into a consent decree (awaiting court approval) which decree would require the EPA to sign for publication its final action regarding CCBs regulation under RCRA by December 19, 2014. The exact impact and compliance cost associated with future regulation of coal combustion residues cannot be established until such regulations are finalized, but our business, financial condition or results of operations could be materially and adversely affected by such regulations.

Cooling Water Intake Regulations

We use water as a coolant at our generating facilities. Under the federal Clean Water Act (‘‘CWA’’), cooling water intake structures are required to reflect the Best Technology Available (‘‘BTA’’) for minimizing adverse environmental impact. In April 2011, the EPA published its proposal for standards to protect fish and other aquatic organisms drawn into cooling water systems at large power plants and other industrial facilities. The proposal, based on Section 316(b) of the CWA establishes BTA requirements regarding impingement mortality for all existing facilities that withdraw water from a source water body above a minimum volume and utilize at least 25% of the withdrawn water for cooling purposes. IPL believes that in order to meet these BTA requirements, all cooling water intake structures associated with once-through cooling processes will need to modify the existing traveling screens and add a fish return and handling system for each cooling system. The proposal would also require owners of facilities that withdraw very large amounts of water to perform comprehensive site-specific studies during the permitting process and/or may require closed-cycle cooling systems (closed-cycle cooling towers), or other technology. The proposal also establishes a public process, with opportunity for public input, by which the appropriate technology to reduce entrainment mortality would be implemented at each facility after considering site-specific factors. Under a consent decree filed in the U.S. District Court for the Southern District of New York, the EPA is required to issue a final rule by April 17, 2014. It is not possible to predict the total impacts of the final rule at this time, but if additional capital expenditures are necessary, they could be material. We would seek recovery of these capital expenditures; however, there is no guarantee we would be successful in that regard.

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

Some of the most important features of Senate Bill 251 to IPL are as follows. Any energy utility in Indiana seeking to recover federally mandated costs incurred in connection with a compliance project shall apply to the IURC for a CPCN for the compliance project. Senate Bill 251 sets forth certain factors that the IURC must consider in determining whether to grant a CPCN. It further specifies that if the IURC approves a proposed compliance project and the projected federally mandated costs associated with the project, the following apply: (i) 80% of the approved costs shall be recovered by the energy utility through a periodic retail rate adjustment mechanism, (ii) 20% of the approved costs shall be deferred and recovered by the energy utility as part of the next general rate case filed by the energy utility with the IURC, and (iii) actual costs exceeding the projected federally mandated costs of the approved compliance project by more than 25% shall require specific justification and approval before being authorized in the energy utility’s next general rate case. Senate Bill 251 also required the IURC to adopt rules to establish a voluntary clean energy portfolio standard program. This program provides incentives to participating electricity suppliers to obtain specified percentages of electricity from clean energy sources in accordance with clean portfolio standard goals, including requiring at least 50% of the clean energy to originate from Indiana suppliers. The goals can also be met by purchasing clean energy credits.

Summary

Environmental laws and regulations presently require us to incur material capital expenditures and operating costs. We expect to incur material costs, both in capital expenditures and ongoing operating and maintenance costs, to comply with the MATS rule (up to $511 million in capital expenditures through 2016, excluding demolition costs which are not expected to be material, as discussed in “MATS” above) and NPDES permit requirements,  and, to a lesser extent to which we cannot predict, other expected environmental regulations related to: coal combustion byproducts; cooling water intake; National Ambient Air Quality Standards;  EPA’s proposed and forthcoming regulations related to GHG emissions from power plants; and ELGs.  In addition, the combination of existing and expected environmental regulations and other economic factors make it likely that we will temporarily or permanently retire or repower several of our existing, primarily coal-fired, smaller and older generating units within the next several years (the total estimated cost of these projects is $667 million, as discussed in “Unit Retirements and Replacement Generation” above). We would expect to seek recovery of both capital and operating costs related to all such compliance, although there can be no assurances that we would be successful in that regard. In addition, environmental laws are complex, change frequently and have tended to become more stringent over time. As a result, our operating expenses and continuing capital expenditures associated with environmental matters may increase. More stringent standards may also limit our operating flexibility and have a negative impact on our wholesale volumes and margins. Depending upon the level and timing of recovery allowed by the IURC, these costs could materially and adversely affect our results of operations, financial condition and cash flows. We may seek recovery of any operating or capital expenditures; however, there can be no assurances that we would be successful in that regard.

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

Regulation

As a regulated utility, we apply the provisions of ASC 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of the IURC and the FERC. In accordance with ASC 980, we have recognized total regulatory assets of $371.9 million and $528.7 million as of December 31, 2013 and 2012 and total regulatory liabilities of $598.2 million and $580.8 million as of December 31, 2013 and 2012. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets have been included as allowable costs for ratemaking purposes, as authorized by the IURC or established regulatory practices. Regulatory liabilities generally represent obligations to make refunds or future rate reductions to customers for previous overcollections or the deferral of revenues collected for costs that IPL expects to incur in the future. Specific regulatory assets and liabilities are disclosed in Note 6, “Regulatory Assets and Liabilities” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

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

Revenue Recognition

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, small commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, we estimate line losses on a monthly basis.  The effect on 2013 revenues and ending unbilled revenues of a one percentage point increase and decrease in the estimated line losses for the month of December 2013 is ($0.4 million) and $0.4 million, respectively. At December 31, 2013 and 2012,  customer accounts receivable include unbilled energy revenues of $50.1 million and $50.6 million, respectively, on a base of annual revenue of $1.3 billion and $1.2 billion in 2013 and 2012, respectively.

Pension Costs

We contributed $49.7 million, $48.3 million, and $37.3 million to the Pension Plans in 2013, 2012 and 2011, respectively.

Approximately 88% of IPL’s active employees are covered by the Defined Benefit Pension Plan as well as the Employees’ Thrift Plan of Indianapolis Power & Light Company (“Thrift Plan”). The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 12% of active employees are covered by the AES Retirement Savings Plan (“RSP”). The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while International Brotherhood of Electrical Workers physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The International Brotherhood of Electrical Workers clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan. This lump sum is in addition to IPL’s matching of participant contributions up to 5% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee’s pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

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

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified supplemental pension plan. The total number of participants in the plan as of December 31, 2013 was 25. The plan is closed to new participants.

From a Financial Accounting Standards Board financial statement perspective, IPL’s total underfunded pension liability was approximately $89.1 million as of December 31, 2013 of which the Defined Benefit Pension Plan liability and the Supplemental Retirement Plan of Indianapolis Power & Light Company (“Supplemental Retirement Plan”) liability represented $88.9 million and $0.2 million, respectively.

Pension plan assets consist of investments in equities (domestic and international), fixed income securities, alternative investments (hedge funds), and cash.  Differences between actual portfolio returns and expected returns may result in increased or decreased pension costs in future periods. Pension costs are determined as of the plan’s measurement date of December 31, 2013. Pension costs are determined for the following year based on the market value of pension plan assets, expected level of employer contributions, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets.

For 2013, pension expense was determined using an assumed long-term rate of return on plan assets of 7.25%. As of the December 31, 2013 measurement date, IPL increased the discount rate from 3.80% to 4.92% for the Defined Benefit Pension Plan and increased the discount rate from 3.41% to 4.64% for the Supplemental Retirement Plan. The discount rate assumption affects the pension expense determined for 2014. In addition, IPL decreased the expected long-term rate of return on plan assets from 7.25% to 7.00% effective January 1, 2014. The expected long-term rate of return assumption affects the pension expense determined for 2014. The effect on 2014 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($1.5 million) and $1.5 million, respectively. The effect on 2014 total pension expense of a 100 basis point increase and decrease in the expected long-term rate of return on plan assets is ($5.9 million) and $5.9 million, respectively.

During the year 2013, our Pension Plans realized a net actuarial gain of $129.0 million. The net actuarial gain is comprised of two parts: (1) a  $29.5 million pension asset actuarial gain primarily due to higher than expected return on assets, and (2) a  $99.5 million pension liability actuarial gain primarily due to an increase in the discount rate used to value pension liabilities.

In determining the discount rate to use for valuing liabilities we use the market yield curve on high-quality fixed income investments as of December 31, 2013. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

In determining our discount rate, we utilize a yield curve created by deriving the rates for hypothetical zero coupon bonds from high-yield AA-rated coupon bonds of varying maturities between 0.5 and 30 years. Non-callable bonds and outliers (defined as bonds with yields outside of two standard deviations from the mean) are excluded in computing the yield curve. Using the bond universe just described, regression analysis using least squares regression is used to determine the best-fitting regression curve that links yield-to-maturity to time-to maturity. We then convert the regressed coupon yield curve into a spot rate curve using the standard “bootstrapping” technique, which assumes that the price of a coupon bond for a given maturity equals the present value of the underlying bond cash flows using zero-coupon spot rates. In making this conversion, we assume that the regressed coupon yield at each maturity date represents a coupon-paying bond trading at par. We also convert the bond-equivalent (compounded semiannually) yields to effective annual yields during this process. After the yield curve is constructed, the Above Mean curve is constructed from the high-quality bonds in the initial yield curve construct that have a yield higher than the regression mean. The pension cash flows are produced for each year into the future until no more benefit payments are expected to be paid, and represent the cash flows used to produce the pension benefit obligation for pension valuations. The pension cash flows are matched to the appropriate spot rates and discounted back to the measurement date. The cash flows after 30 years are discounted assuming the 30-year spot rate remains constant beyond 30 years. Once the present value of the cash flows as of the measurement date has been determined using the spot rates from the Above Mean curve, a single equivalent discount rate is developed. This rate is the single uniform discount rate that, when applied to the same cash flows, results in the same present value of the cash flows as of the measurement date.

In establishing our expected long-term rate of return assumption, we utilize a capital market assumption model developed by the plan’s investment consultant. This model takes into consideration risk, return and correlation assumptions across asset classes. A combination of quantitative analysis of historical data and qualitative judgment is used to capture trends, structural changes and potential scenarios not reflected in historical data.

The result of the analyses is a series of inputs that produce a picture of how the plan consultant believes portfolios are likely to behave through time. Capital market assumptions are intended to reflect the behavior of asset classes observed over several market cycles. Stress assumptions are also examined, since the characteristics of asset classes are constantly changing. A dynamic model is employed to manage the numerous assumptions required to estimate portfolio characteristics under different base currencies, time horizons, and inflation expectations.

The Plan consultant develops forward-looking, long-term capital market assumptions for risk, return, and correlations for a variety  of global asset classes, interest rates, and inflation. These assumptions are created using a combination of historical analysis, current market environment assessment and by applying the consultant’s own judgment. The consultant then determines an equilibrium long-term rate of return. We then take into consideration the investment manager/consultant expenses, as well as any other expenses expected to be paid out of the Plan’s trust. Finally, we have the Plan’s actuary perform a tolerance test of the consultant’s equilibrium expected long-term rate of return (EROA). We use an EROA compatible with the actuary’s tolerance level.

Impairment of Long-lived Assets

GAAP requires that we measure long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our utility plant assets was $2.6 billion and $2.4 billion as of December 31, 2013 and 2012, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets, such as CCT projects; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

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

Contingencies

We accrue for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations, and are involved in certain legal proceedings. If our actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition, and cash flows; although that has not been the case during the periods covered by this report. Please see Note 12, “Commitments and Contingencies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for information about significant contingencies involving us. As of December 31, 2013 and 2012, total loss contingencies accrued were $4.3 million and $3.9 million, respectively, which were included in Other Current Liabilities on the accompanying Consolidated Balance Sheets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Overview

The primary market risks to which we are exposed are those associated with debt and equity investments, fluctuations in interest rates and the prices of fuel, wholesale power,  SO2 allowances and certain raw materials, including steel, copper and other commodities. We sometimes use financial instruments and other contracts to hedge against such fluctuations, including, on a limited basis, financial and commodity derivatives. We generally do not enter into derivative instruments for trading or speculative purposes.

Wholesale Sales

We engage in wholesale power marketing activities that primarily involve the offering of utility-owned or contracted generation into the MISO day-ahead and real-time markets. Our ability to compete effectively in the wholesale market is dependent on a variety of factors, including our generating availability, the supply of wholesale power, the demand by load-serving entities, and the formation of IPL’s offers into the market. Our wholesale revenues are generated primarily from sales directly to the MISO energy market. The average price per MWh we sold in the wholesale market was $31.29, $28.92 and  $30.45 in 2013, 2012 and 2011, respectively. During the past five years, wholesale revenues represented 4.3% of our total electric revenues on average. A decline in wholesale prices can have a significant impact on earnings, because most of our nonfuel costs are fixed in the short term and lower wholesale prices can result in lower wholesale volumes sold.

Equity Market Risk

Our Pension Plans are impacted significantly by the economy as a result of the Pension Plans being heavily invested in common equity securities. The performance of the Pension Plans’ investments in such common equity securities and other instruments impacts our earnings as well as our funding liability. As previously described, our Pension Plans investments’ realized significant gains in 2013. Please see Note 11, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for additional Pension Plan information.

Inflation

During 2009, the recession had the effect of halting the rapid inflation on certain raw materials, including steel, copper and other commodities that we experienced over the previous few years to the point where some costs have even declined. Inflation on raw materials remained low in 2011, 2012 and 2013. These and other raw materials serve as inputs to many operating and maintenance processes fundamental to the electric utility industry. Lower prices reduce our operating and maintenance costs and improve our liquidity. The primary area in which inflation has continued to increase at a steep rate is in the cost of health care provided to our employees. This has negatively impacted our results of operations, financial condition, and cash flows in recent years.

Interest Rate Risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, IPL’s credit facility bears interest at variable rates based either on the Prime interest rate or on the London InterBank Offer Rate. Fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily the London InterBank Offer Rate. At December 31, 2013, we had approximately  $1,825 million principal amount fixed rate debt and $50 million principal amount variable rate debt outstanding.

Variable rate debt at December 31, 2013 was comprised of $50 million under the accounts receivable securitization facility. Based on amounts outstanding as of December 31, 2013,  the effect of a 25 basis point change in the applicable rates on our variable-rate debt would increase or decrease our annual interest expense and cash paid for interest by $0.1 million and $(0.1 million), respectively.

The following table shows our consolidated indebtedness (in millions) by maturity as of December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$—	$531.9	$24.6	$400.0	$868.8	$1,825.3	$1,941.8
Variable-rate debt	50.0	—	—	—	—	—	50.0	50.0
Total Indebtedness	$50.0	$—	$531.9	$24.6	$400.0	$868.8	$1,875.3	$1,991.8

Weighted Average Interest Rates by Maturity	0.85%	N/A	6.67%	5.40%	5.00%	5.45%	5.58%

For further discussion of our fair value of our indebtedness and book value of our indebtedness please see Note 5, “Fair Value Measurements” and Note 9, “Indebtedness” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Fuel

We have limited exposure to commodity price risk for the purchase of coal, the primary fuel used by us for the production of electricity. We manage this risk by providing for all of our current projected burn through 2014 and approximately 58% of our current projected burn for the three-year period ending December 31, 2016, under long-term contracts. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. Coal purchases made in 2014 are expected to be made at prices that are slightly higher than our weighted average price in 2013. Our exposure to fluctuations in the price of coal is limited because pursuant to Indiana law, we may apply to the IURC for a change in our fuel charge every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. We must present evidence in each FAC proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

Power Purchased

We depend on purchased power, in part, to meet our retail load obligations. As a result, we also have limited exposure to commodity price risk for the purchase of electric energy for our retail customers. Purchased power costs can be highly volatile. We are generally allowed to recover, through our FAC, the energy portion of purchased power costs incurred to meet jurisdictional retail load. In certain circumstances, we may not be allowed to recover a portion of purchased power costs incurred to meet our jurisdictional retail load. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters – Fuel Adjustment Charge and Authorized Annual Jurisdictional Net Operating Income.”

Retail Energy Market

The legislatures of several states have enacted laws that allow various forms of competition or that experiment with allowing some form of customer choice of electricity suppliers for retail sales of electric energy. Indiana has not done so. In Indiana, competition among electric energy providers for sales has focused primarily on the sale of bulk power to other public and municipal utilities. Indiana law provides for electricity suppliers to have exclusive retail service areas. In order to increase sales, we work to attract new customers into our service territory. Although the retail sales of electric energy are regulated, we face competition from other energy sources. For example, customers have a choice of installing electric or natural gas home and hot water heating systems.

Counterparty Credit Risk

At times, we may utilize forward purchase contracts to manage the risk associated with power purchases, and could be exposed to counterparty credit risk in these contracts. We manage this exposure to counterparty credit risk by entering into contracts with companies that are expected to fully perform under the terms of the contract. Individual credit limits are generally implemented for each counterparty to further mitigate credit risk. We may also require a counterparty to provide collateral in the event certain financial benchmarks are not maintained, or certain credit ratings are not maintained.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in the Financial Statements and Supplementary Data:

1995B Bonds

$40 Million aggregate principal amount of the City of Petersburg, Indiana Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities 1995B Series, Indianapolis Power & Light Company Project

2011 IPALCO Notes	$375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011
2016 IPALCO Notes	$400 million of 7.25% Senior Secured Notes due April 1, 2016
2018 IPALCO Notes	$400 million of 5.00% Senior Secured Notes due May 1, 2018
AES	The AES Corporation
ARO	Asset Retirement Obligations
ASC	Financial Accounting Standards Board Accounting Standards Codification
CCT	Clean Coal Technology
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Charges
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the United States
IBEW	International Brotherhood of Electrical Workers
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IPL Funding	IPL Funding Corporation
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
Mid-America	Mid-America Capital Resources, Inc.
MISO	Midcontinent Independent System Operator, Inc.
NOV	Notice of Violation
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
Purchasers	Citibank, N.A. and its affiliate, CRC Funding, LLC
Receivables Sale Agreement	Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009, as amended, as described herein
RSG	Revenue Sufficiency Guarantee
RSP	The AES Retirement Savings Plan
Supplemental Retirement Plan	Supplemental Retirement Plan of Indianapolis Power & Light Company
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company
U.S.	United States of America

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of

IPALCO Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, common shareholder’s equity (deficit) and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15a. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPALCO Enterprises, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana

February 25, 2014

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2013, 2012 and 2011
(In Thousands)
	2013	2012	2011

UTILITY OPERATING REVENUES	$1,255,734	$1,229,777	$1,171,924

UTILITY OPERATING EXPENSES:
Operation:
Fuel	376,450	340,647	334,385
Other operating expenses	235,082	217,124	203,286
Power purchased	94,265	121,238	90,159
Maintenance	112,913	99,568	119,152
Depreciation and amortization	182,305	176,843	167,245
Taxes other than income taxes	45,425	44,295	42,435
Income taxes - net	58,548	67,162	62,609
Total utility operating expenses	1,104,988	1,066,877	1,019,271
UTILITY OPERATING INCOME	150,746	162,900	152,653

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	4,331	1,087	3,950
Loss on early extinguishment of debt	(35)	—	(15,422)
Miscellaneous income and (deductions) - net	(2,845)	(2,290)	6,963
Income tax benefit applicable to nonoperating income	20,806	19,463	25,476
Total other income and (deductions) - net	22,257	18,260	20,967

INTEREST AND OTHER CHARGES:
Interest on long-term debt	104,602	103,435	109,233
Other interest	1,794	1,913	1,786
Allowance for borrowed funds used during construction	(2,517)	(1,059)	(2,674)
Amortization of redemption premiums and expense on debt	5,075	4,875	4,700
Total interest and other charges - net	108,954	109,164	113,045
NET INCOME	64,049	71,996	60,575

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	3,213	3,213	3,213

NET INCOME APPLICABLE TO COMMON STOCK	$60,836	$68,783	$57,362

ADD OTHER COMPREHENSIVE INCOME:
Gain on sale of available for sale investment	—	—	197

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$60,836	$68,783	$57,559

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
	December 31,	December 31,
	2013	2012
ASSETS
UTILITY PLANT:
Utility plant in service	$4,478,752	$4,382,534
Less accumulated depreciation	2,149,994	2,043,540
Utility plant in service - net	2,328,758	2,338,994
Construction work in progress	207,727	70,169
Spare parts inventory	15,774	15,445
Property held for future use	1,002	1,002
Utility plant - net	2,553,261	2,425,610
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	528	533
Other investments	5,902	5,333
Other assets - net	6,430	5,866
CURRENT ASSETS:
Cash and cash equivalents	19,067	18,487
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $1,982 and $2,047, respectively)	143,408	141,508
Fuel inventories - at average cost	54,763	45,236
Materials and supplies - at average cost	58,067	57,256
Deferred tax asset - current	11,990	10,809
Regulatory assets	2,409	4,906
Prepayments and other current assets	23,247	21,135
Total current assets	312,951	299,337
DEFERRED DEBITS:
Regulatory assets	369,447	523,839
Miscellaneous	31,976	30,695
Total deferred debits	401,423	554,534
TOTAL	$3,274,065	$3,285,347
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder's equity (deficit):
Paid in capital	$61,468	$11,811
Accumulated deficit	(13,694)	(15,030)
Total common shareholder's equity (deficit)	47,774	(3,219)
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt (Note 9)	1,821,713	1,651,120
Total capitalization	1,929,271	1,707,685
CURRENT LIABILITIES:
Short-term debt (Note 9)	50,000	160,000
Accounts payable	99,966	76,343
Accrued expenses	27,417	24,310
Accrued real estate and personal property taxes	19,224	19,405
Regulatory liabilities	12,436	10,475
Accrued interest	29,691	31,979
Customer deposits	26,241	24,796
Other current liabilities	12,200	11,210
Total current liabilities	277,175	358,518
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	585,753	570,344
Accumulated deferred income taxes - net	332,363	341,859
Non-current income tax liability	6,734	6,138
Unamortized investment tax credit	6,661	8,162
Accrued pension and other postretirement benefits	93,680	274,017
Asset retirement obligations	41,381	17,579
Miscellaneous	1,047	1,045
Total deferred credits and other long-term liabilities	1,067,619	1,219,144
COMMITMENTS AND CONTINGENCIES (Note 12)
TOTAL	$3,274,065	$3,285,347

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011
(In Thousands)
	2013	2012	2011
CASH FLOWS FROM OPERATIONS:
Net income	$64,049	$71,996	$60,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183,528	179,217	169,421
Amortization of regulatory assets	3,686	2,206	2,529
Deferred income taxes and investment tax credit adjustments - net	(10,284)	(4,370)	(8,889)
Charges related to early extinguishment of debt	377	—	15,422
Termination of interest rate swap	—	—	(12,572)
Allowance for equity funds used during construction	(4,088)	(881)	(3,772)
Gain on sale of nonutility property	(297)	—	(13,320)
Change in certain assets and liabilities:
Accounts receivable	(1,900)	(5,501)	4,531
Fuel, materials and supplies	(10,337)	4,339	(17,938)
Income taxes receivable or payable	3,026	(6,681)	8,272
Financial transmission rights	(1,869)	360	(621)
Accounts payable and accrued expenses	16,124	(2,947)	2,514
Accrued real estate and personal property taxes	(181)	1,945	648
Accrued interest	(2,288)	971	1,777
Pension and other postretirement benefit expenses	(180,337)	15,846	58,883
Short-term and long-term regulatory assets and liabilities	148,169	(43,514)	(91,761)
Other - net	3,997	1,780	7,385
Net cash provided by operating activities	211,375	214,766	183,084

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(242,124)	(129,747)	(209,851)
Proceeds from sales and maturities of short-term investments	—	—	2,000
Proceeds from the sales of assets	225	1	13,467
Grants under the American Recovery and Reinvestment Act of 2009	923	6,028	7,919
Cost of removal, net of salvage	(7,553)	(9,251)	(14,896)
Other	(5,990)	(6,608)	(3,958)
Net cash used in investing activities	(254,519)	(139,577)	(205,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	150,500	73,000	138,000
Short-term debt repayments	(150,500)	(87,000)	(124,000)
Long-term borrowings, net of discount	169,728	—	634,581
Retirement of long-term debt and early tender premium	(110,377)	—	(559,145)
Dividends on common stock	(59,500)	(66,600)	(59,231)
Equity contribution from AES	49,091	—	—
Preferred dividends of subsidiary	(3,213)	(3,213)	(3,213)
Deferred financing costs paid	(1,996)	(166)	(8,633)
Other	(9)	(6)	(637)
Net cash provided by (used in) financing activities	43,724	(83,985)	17,722
Net change in cash and cash equivalents	580	(8,796)	(4,513)
Cash and cash equivalents at beginning of period	18,487	27,283	31,796
Cash and cash equivalents at end of period	$19,067	$18,487	$27,283

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$106,175	$103,254	$108,488
Income taxes	$45,000	$58,750	$37,750

	As of December 31,
	2013	2012	2011
Non-cash investing activities:
Accruals for capital expenditures	$17,957	$16,658	$15,315

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Common Shareholder's Equity (Deficit)
and Noncontrolling Interest
(In Thousands)

			Accumulated
			Other	Total Common	Cumulative
	Paid in	Accumulated	Comprehensive	Shareholder's	Preferred Stock
	Capital	Deficit	Income (Loss)	Equity (Deficit)	of Subsidiary
2011
Beginning Balance	$10,811	$(15,344)	$(197)	$(4,730)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		57,362		57,362
Gain on sale of available for sale investment (net
of income tax expense of $134)			197	197
Distributions to AES		(59,231)		(59,231)
Contributions from AES	556			556
Balance at December 31, 2011	$11,367	$(17,213)	$—	$(5,846)	$59,784
2012
Comprehensive Income attributable to common stock:
Net income applicable to common stock		68,783		68,783
Distributions to AES		(66,600)		(66,600)
Contributions from AES	444			444
Balance at December 31, 2012	$11,811	$(15,030)	$—	$(3,219)	$59,784
2013
Comprehensive Income attributable to common stock:
Net income applicable to common stock		60,836		60,836
Distributions to AES		(59,500)		(59,500)
Contributions from AES	49,657			49,657
Balance at December 31, 2013	$61,468	$(13,694)	$—	$47,774	$59,784

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013,  2012 and 2011

1. ORGANIZATION

IPALCO Enterprises, Inc. (“IPALCO”) is a holding company incorporated under the laws of the state of Indiana. IPALCO is a wholly-owned subsidiary of The AES Corporation (“AES”), acquired by AES in March 2001. IPALCO owns all of the outstanding common stock of its subsidiaries. Substantially all of IPALCO’s business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, Indianapolis Power & Light Company (“IPL”).  IPL was incorporated under the laws of the state of Indiana in 1926. IPL has more than 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two combustion turbines at a separate site that are all used for generating electricity. IPL’s net electric generation capacity for winter is 3,272 megawatts and net summer capacity is 3,148 megawatts.

IPALCO’s other direct subsidiary is Mid-America Capital Resources, Inc. (“Mid-America”). Mid-America is the holding company for IPALCO’s unregulated activities, which have not been material to the financial statements in the periods covered by this report. IPALCO’s regulated business is conducted through IPL. IPALCO has two business segments: utility and nonutility. The utility segment consists of the operations of IPL and everything else is included in the nonutility segment.

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

Regulation

The retail utility operations of IPL are subject to the jurisdiction of the Indiana Utility Regulatory Commission (“IURC”). IPL’s wholesale power transactions are subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”). These agencies regulate IPL’s utility business operations, tariffs, accounting, depreciation allowances, services, issuances of securities and the sale and acquisition of utility properties. The financial statements of IPL are based on GAAP, including the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of these agencies. See also Note 6, “Regulatory Assets and Liabilities” for a discussion of specific regulatory assets and liabilities.

Revenues and Accounts Receivable

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to certain customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, IPL uses complex models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, small commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, IPL estimates line losses on a monthly basis. At December 31, 2013 and 2012, customer accounts receivable include unbilled energy revenues of $50.1 million and $50.6 million, respectively, on a base of annual revenue of $1.3 billion and $1.2  billion in 2013 and 2012, respectively. Our provision for doubtful accounts included in Other operating expenses on the accompanying Consolidated Statements of Comprehensive Income was $3.8 million, $3.4 million and $3.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

IPL’s basic rates include a provision for fuel costs as established in IPL’s most recent rate proceeding, which last adjusted IPL’s rates in 1996. IPL is permitted to recover actual costs of purchased power and fuel consumed, subject to certain restrictions. This is accomplished through quarterly Fuel Adjustment Charges (“FAC”) proceedings, in which IPL estimates the amount of fuel and purchased power costs in future periods. Through these proceedings, IPL is also permitted to recover, in future rates, underestimated fuel and purchased power costs from prior periods, subject to certain restrictions, and therefore the over or underestimated costs are deferred or accrued and amortized into fuel expense in the same period that IPL’s rates are adjusted. See also Note 3, “Regulatory Matters,” for a discussion of other costs that IPL is permitted to recover through periodic rate adjustment proceedings.

In addition, we are one of many transmission system owner members of the Midcontinent Independent System Operator, Inc. (“MISO”), a regional transmission organization which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. In the MISO market, IPL offers its generation and bids its demand into the market on an hourly basis. MISO settles these hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation, and demand throughout the MISO region. MISO evaluates the market participants’ energy offers and demand bids to economically and reliably dispatch the entire MISO system. IPL accounts for these hourly offers and bids, on a net basis,  in UTILITY OPERATING REVENUES when in a net selling position and in UTILITY OPERATING EXPENSES – Power Purchased when in a net purchasing position.

Contingencies

IPALCO accrues for loss contingencies when the amount of the loss is probable and estimable. IPL is subject to various environmental regulations, and is involved in certain legal proceedings. If IPL’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition, and cash flows; although that has not been the case during the periods covered by this report. As of December 31, 2013 and 2012, total loss contingencies accrued were $4.3 million and $3.9 million, respectively, which were included in Other Current Liabilities on the accompanying Consolidated Balance Sheets.

Concentrations of Risk

Substantially all of IPL’s customers are located within the Indianapolis area. In addition, approximately 66% of IPL’s full-time employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL’s contract with the physical unit expires on December 14, 2015 and the contract with the clerical-technical unit expires February 20, 2017. Additionally, IPL has long-term coal contracts with six suppliers, with about 30% of our existing coal under contract coming from one supplier. Substantially all of the coal is currently mined in the state of Indiana.

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 8.6%,  8.4%,  and 8.6% during 2013,  2012 and 2011, respectively.

Utility Plant and Depreciation

Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 4.0%,  4.0%, and 3.9% during 2013, 2012 and 2011, respectively. Depreciation expense was $180.0 million, $175.9 million, and $166.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Impairment of Long-lived Assets

GAAP requires that we measure long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our utility plant assets was $2.6 billion and $2.4 billion as of December 31, 2013 and 2012, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets, such as CCT projects; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

Income Taxes

IPALCO includes any applicable interest and penalties related to income tax deficiencies or overpayments in the provision for income taxes in its Consolidated Statements of Comprehensive Income. There were no interest or penalties applicable to the periods contained in this report.

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

New Accounting Pronouncements

Fair Value Measurement (Topic 820)

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update Topic 820 “Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards.” The amendments in this update result in common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards. Consequently, the amendments change the terminology used to describe many of the requirements under GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update were effective for IPALCO beginning January 1, 2012 and did not have a material effect on IPALCO’s consolidated financial statements.

Comprehensive Income (Topic 220)

In June 2011, the FASB issued Accounting Standards Update Topic 220 “Presentation of Comprehensive Income.” Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update were effective for IPALCO beginning January 1, 2012 and did not have a material effect on IPALCO’s consolidated financial statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” requiring companies to present current period reclassifications out of accumulated other comprehensive income (“AOCI”). For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. The amendments in this update are effective for IPALCO beginning January 1, 2013 and did not have a material effect on IPALCO’s consolidated financial statements.

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

Independent of the IURC’s ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in the FAC. Additionally, customer refunds may result if a utility’s rolling twelve-month operating income, determined at quarterly measurement dates, exceeds a utility’s authorized annual jurisdictional net operating income and there are not sufficient applicable cumulative net operating income deficiencies against which the excess rolling twelve-month jurisdictional net operating income can be offset.

Environmental Compliance Cost Recovery Adjustment (“ECCRA”)

IPL may apply to the IURC for approval of a rate adjustment known as the Environmental Compliance Cost Recovery Adjustment (“ECCRA”) every six months to recover costs to install and/or upgrade CCT equipment.

The total amount of IPL’s CCT equipment approved for ECCRA recovery as of December 31, 2013 was $618.9 million. The jurisdictional revenue requirement that was approved by the IURC to be included in IPL’s rates for the six-month period from September 2013 through February 2014 was $51.0 million. During the years ended December 31, 2013, 2012 and 2011, we made total CCT expenditures of $126.6 million,  $15.0 million, and $64.4 million, respectively. The vast majority of such costs are recoverable through our ECCRA filings.

Demand-Side Management and IPL’s Smart Energy Project

In 2009, the IURC issued a Generic DSM Order that found that electric utilities subject to its jurisdiction must meet an overall goal of annual cost-effective DSM programs that reduce retail kWh sales (as compared to what sales would have been excluding the DSM programs) of 2% per year by 2019 (beginning in 2010 at 0.3% and growing to 2.0% in 2019, and subject to certain adjustments). The IURC also found that all jurisdictional electric utilities have to participate in five initial, statewide core DSM programs, which are administered by a third-party administrator. Consequently, our DSM spending, both capital and operating, began increasing significantly in 2010 and will continue to increase in 2014, which will likely reduce our retail energy sales and the associated revenues.

In November 2011, IPL received approval from the IURC for its plan to comply with the IURC’s Generic DSM Order, including spending of up to $54.5 million through December 31, 2013 and the opportunity for performance-based incentives.   In November 2013, the IURC approved a one-year extension of IPL’s DSM programs, including spending of up to $24.8 million, plus the authority to roll-over any unspent funds from the previous budget that ended in 2013. The order also allowed for additional spending of up to $2.5 million if deemed necessary to meet the reductions established by the Generic DSM Order.

In February 2013, the IURC initiated a generic investigation into self-directed DSM programs for certain large customers. In January 2014, the IURC initiated a new generic investigation into whether these certain large customers should be required to participate in DSM programs and any associated impacts on a utility’s annual energy efficiency goals established by the IURC’s Generic DSM Order. The IURC also found the February 2013 investigation should be held in abeyance pending the IURC’s decision in the 2014 DSM investigation. In February 2014, the IURC issued an order setting a procedural schedule in regards to this matter, including a hearing scheduled to commence on June 5, 2014.

In 2010, IPL was awarded a smart grid investment grant for $20 million as part of its $48.9 million Smart Energy Project (including smart grid technology), which provides IPL’s customers with tools to help them more efficiently use electricity and included an upgrade of IPL’s electric delivery system infrastructure. Under the grant, the U.S. Department of Energy provided $20 million of nontaxable reimbursements to IPL for capitalized costs associated with IPL’s Smart Energy Project. These reimbursements were accounted for as a reduction of the capitalized Smart Energy Project costs. We received the final grant reimbursement in 2013.

Wind and Solar Power Purchase Agreements

We are committed under a power purchase agreement to purchase approximately 100 MW of wind-generated electricity through 2029 from a wind project in Indiana. We are also committed under another agreement to purchase approximately 200 MW of wind-generated electricity for 20 years from a project in Minnesota, which began commercial operation in October 2011. We also have 98 MW of solar-generated electricity under contract in 2014, of which 42 MW was in operation as of December 31, 2013. We have authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC.

MISO Real Time Revenue Sufficiency Guarantee

MISO collects Revenue Sufficiency Guarantee (“RSG”) charges from market participants to pay for generation dispatched when the costs of such generation are not recovered in the market clearing price. Over the past several years, there have been disagreements between interested parties regarding the calculation methodology for RSG charges and how such charges should be allocated among the individual MISO participants. Under the methodology currently in effect, RSG charges have little effect on IPL’s financial statements as the vast majority of such charges are considered to be fuel costs and are recoverable through IPL’s FAC, while the remainder are being deferred for future recovery in accordance with GAAP. However, the IURC’s orders in IPL’s FAC 77, 78 and 79 proceedings approved IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of a FERC proceeding regarding RSG charges and any subsequent appeals therefrom. In IPL’s most recent FAC proceeding, IPL requested that the subject to refund designation be removed and that FAC 77, 78 and 79 proceedings be made final with no modifications.

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

MISO’s approved tariff in part already complies with Order 1000. However, Order 1000 will result in changes to transmission expansion costs charged to us by MISO. Such changes relate to public policy requirements for transmission expansion within the MISO footprint, such as to comply with renewable mandates of other states within the footprint. These charges are difficult to estimate, but are expected to be material to us within a few years; however, it is probable, but not certain, that these costs will be recoverable, subject to IURC approval. Through December 31, 2013, we have deferred as a regulatory asset, $2.2 million of MISO transmission expansion costs.

Senate Bill 560

In April 2013, Senate Bill 560 became law in Indiana.  This law provides more regulatory flexibility to the current process for reviewing necessary utility system improvements and determining appropriate rates. Senate Bill 560 allows utilities to propose a seven-year infrastructure plan for distribution, transmission and storage to the IURC and, if the plan is considered reasonable by the IURC, the utility could recover its investment in facilities identified in the plan in a timely manner. In addition, when Indiana utilities apply for a change in their basic rates and charges, if new rates are not approved by the IURC within 300 days after the utility filed its case-in-chief, the bill allows the utility to implement temporary rates including 50% of the proposed increase. Such temporary rates would be subject to a reconciliation implemented via a credit or surcharge in equal amounts each month for six months, if the IURC’s final order established rates were to differ from the temporary rates previously placed into effect. The IURC would be allowed to extend the 300-day deadline by 60 days, for good cause. Both provisions, as well as an additional provision that allows utilities to utilize a forward-looking test year in rate cases, recognize the capital-intensive nature of the energy industry and seek to reduce time between a utility’s investment and the opportunity to recover the investment through rates.

4.  UTILITY PLANT IN SERVICE

The original cost of utility plant in service segregated by functional classifications, follows:

	As of December 31,
	2013	2012
	(In Thousands)
Production	$2,743,677	$2,708,826
Transmission	256,892	249,577
Distribution	1,283,391	1,249,445
General plant	194,792	174,686
Total utility plant in service	$4,478,752	$4,382,534

Substantially all of IPL’s property is subject to a  $1,025.3 million direct first mortgage lien, as of December 31, 2013, securing IPL’s first mortgage bonds. Property under capital leases as of December 31, 2013 and 2012 was insignificant. Total non-contractually or legally required removal costs of utility plant in service at December 31, 2013 and 2012 were $605.2 million and $575.9 million, respectively and total contractually or legally required removal costs of utility plant in service at December 31, 2013 and 2012 were $41.4 million and $17.6 million, respectively. Please see Note 7, “Asset Retirement Obligations” for further information.

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

Cash Equivalents

As of December 31, 2013 and 2012, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity (Level 1), which was $5.4 million and $6.4 million as of December 31, 2013  and 2012, respectively.

Pension Assets

As of December 31, 2013, IPL’s pension assets are recognized at fair value in the determination of our net accrued pension obligation in accordance with the guidelines established in ASC 715 and ASC 820, which is described below. For a complete discussion of the impact of recognizing pension assets at fair value, please refer to Note 11,  “Pension and Other Postretirement Benefits.”

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

The following table shows the face value and the fair value of fixed rate and variable rate indebtedness (Level 2) for the periods ending:

	December 31, 2013		December 31, 2012
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$1,825.3	$1,941.8	$1,765.3	$2,012.3
Variable-rate	50.0	50.0	50.0	50.0
Total indebtedness	$1,875.3	$1,991.8	$1,815.3	$2,062.3

The difference between the face value and the carrying value of this indebtedness represents unamortized discounts of $3.6 million and $4.2 million at December 31, 2013 and December 31, 2012, respectively.

Other Financial Assets and Liabilities

IPALCO had one financial asset measured at fair value on a nonrecurring basis, which was adjusted to fair value during the periods coved by this report due to an impairment loss. In 2011, we recorded an impairment on this nonutility investment of $1.6 million, as the investment (a 4.4% ownership interest in a venture capital fund) was deemed to be other than temporarily impaired. In making this determination, we considered, among other things, the amount and length of time of impairment of the individual investments held by the fund as well as the future outlook of such investments. Because the investment is not publicly traded and therefore does not have a quoted market price, the impairment loss was based on our best available estimate of the fair value of the investment, which included primarily unobservable estimates (Level 3). The recorded value for this asset was $1.9 million at both December 31, 2013 and December 31, 2012, respectively.

As of December 31, 2013 and 2012, all (excluding pension assets – see Note 11,  “Pension and Other Postretirement Benefits”)  of IPALCO’s financial assets or liabilities measured at fair value on a recurring basis were considered Level 3, based on the fair value hierarchy. The following table presents those financial assets and liabilities:

	Fair Value Measurements
	Using Level 3 at
	December 31, 2013	December 31, 2012
	(In Thousands)
Financial assets:
Financial transmission rights	$4,288	$2,419
Total financial assets measured at fair value	$4,288	$2,419

Financial liabilities:
Other derivative liabilities	$155	$170
Total financial liabilities measured at fair value	$155	$170

The following table sets forth a reconciliation of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy  (note, amounts in this table indicate carrying values, which approximate fair values):



	Derivative Financial
	Instruments, net	Investments in
	Liability	Debt Securities	Total
	(In Thousands)
Balance at January 1, 2011	$(7,461)	$41,669	$34,208
Unrealized gain recognized in OCI	—	331	331
Unrealized losses recognized in earnings	(15)	—	(15)
Unrealized loss recognized as a regulatory liability	(5,095)	—	(5,095)
Issuances	8,085	—	8,085
Settlements	7,084	(42,000)	(34,916)
Balance at December 31, 2011	$2,598	$—	$2,598
Unrealized gain recognized in earnings	11	—	11
Issuances	8,832	—	8,832
Settlements	(9,192)	—	(9,192)
Balance at December 31, 2012	$2,249	$—	$2,249
Unrealized gain recognized in earnings	15	—	15
Issuances	13,621	—	13,621
Settlements	(11,752)	—	(11,752)
Balance at December 31, 2013	$4,133	$—	$4,133

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

6. REGULATORY ASSETS AND LIABILITIES

Regulatory assets represent deferred costs or credits that have been included as allowable costs or credits for ratemaking purposes. IPL has recorded regulatory assets or liabilities relating to certain costs or credits as authorized by the IURC or established regulatory practices in accordance with ASC 980. IPL is amortizing non tax‑related regulatory assets to expense over periods ranging from 1 to 35 years. Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid.

The amounts of regulatory assets and regulatory liabilities at December 31 are as follows:

	2013	2012	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Deferred fuel	$—	$1,332	Through 2014 (1)
Environmental project costs	2,409	3,574	Through 2014 (1)
Total current regulatory assets	2,409	4,906

Long-term:
Unrecognized pension and other
postretirement benefit plan costs	183,757	341,471	Various
Income taxes recoverable through rates	41,970	44,259	Various
Deferred MISO costs	97,540	89,479	To be determined(2)
Unamortized Petersburg Unit 4 carrying
charges and certain other costs	14,244	14,803	Through 2026 (1)(3)
Unamortized reacquisition premium on debt	25,893	27,510	Over remaining life of debt
Environmental project costs	5,505	5,935	Through 2021(1)
Other miscellaneous	538	382	To be determined(2)
Total long-term regulatory assets	369,447	523,839
Total regulatory assets	$371,856	$528,745

Regulatory Liabilities
Current:
Deferred fuel	$2,600	$—	Through 2014 (1)
FTR’s	4,288	2,419	Through 2014 (1)
Fuel related	2,500	2,500	Through 2014 (4)
DSM program costs	3,048	5,556	Through 2014 (1)
Total current regulatory liabilities	12,436	10,475

Long-term:
ARO and accrued asset removal costs	580,865	559,760	Not Applicable
Unamortized investment tax credit	4,317	5,307	Through 2021
Fuel related	571	5,277	To be determined(4)
Total long-term regulatory liabilities	585,753	570,344
Total regulatory liabilities	$598,189	$580,819

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

Deferred fuel was a regulatory liability of $2.6 million as of December 31, 2013 and a regulatory asset of $1.3 million as of December 31, 2012.  The deferred fuel asset decreased $3.9 million in 2013 as a result of IPL charging more for fuel than our actual costs to our jurisdictional customers.

Unrecognized Pension and Postretirement Benefit Plan Costs

In accordance with ASC 715 “Compensation – Retirement Benefits” and ASC 980, we recognize a regulatory asset equal to the unrecognized actuarial gains and losses and prior service costs. Pension expenses are recorded based on the benefit plan’s actuarially determined pension liability and associated level of annual expenses to be recognized. The other postretirement benefit plan’s deferred benefit cost is the excess of the other postretirement benefit liability over the amount previously recognized.

Income Taxes Recoverable Through Rates

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

IPL’s ARO relates primarily to environmental issues involving asbestos, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a reconciliation of the ARO legal liability year end balances:

	2013	2012
	(In Millions)
Balance as of January 1	$17.6	$16.6
Liabilities incurred - ash pond adjustments	22.7	—
Accretion expense	1.1	1.0
Balance as of December 31	$41.4	$17.6

Additional liabilities of $22.7 million were incurred in 2013 for adjustments recorded to the estimated ARO liability for IPL’s ash ponds. As of December 31, 2013 and 2012,  IPL did not have any assets that are legally restricted for settling its ARO liability.

8. SHAREHOLDER’S EQUITY

Capital Stock

IPALCO’s no par value common stock is pledged under AES’ Amended and Restated Credit and Reimbursement Agreement as well as AES’ Collateral Trust Agreement. There have been no changes to IPALCO’s capital stock balances during the three years ended December 31, 2013.

Paid In Capital

On July 31, 2013, IPALCO received an equity capital contribution of $49.1 million from AES for funding needs related to IPL’s environmental construction program; IPALCO then made the same equity capital contribution to IPL.

Dividend Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2013, exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its credit agreement, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain a ratio of total debt to total capitalization not in excess of 0.65 to 1, in order to pay dividends. As of December 31, 2013 and as of the filing of this report, IPL was in compliance with all covenants and no event of default existed.

Cumulative Preferred Stock of Subsidiary

IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2013,  2012 and 2011, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL’s board of directors. Based on the preferred stockholders’ ability to elect a majority of IPL’s board of directors in this circumstance, the redemption of the preferred shares is considered to be not solely within the control of the issuer and the preferred stock was considered temporary equity and presented in the mezzanine level of the audited consolidated balance sheets in accordance with the relevant accounting guidance for non-controlling interests and redeemable securities. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are now redeemable at par value, subject to certain restrictions, in whole or in part. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2013,  2012 and 2011, preferred stock consisted of the following:

	December 31, 2013		December 31,
	Shares		2013	2012	2011
	Outstanding	Call Price	Par Value, plus premium, if applicable
			(In Thousands)
Cumulative $100 par value,
authorized 2,000,000 shares
4% Series	47,611	$118.00	$5,410	$5,410	$5,410
4.2% Series	19,331	103.00	1,933	1,933	1,933
4.6% Series	2,481	103.00	248	248	248
4.8% Series	21,930	101.00	2,193	2,193	2,193
5.65% Series	500,000	100.00	50,000	50,000	50,000
Total cumulative preferred stock	591,353		$59,784	$59,784	$59,784

9.  INDEBTEDNESS

Restrictions on Issuance of Debt

All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 28, 2014. As of December 31, 2013, IPL also has authority from the IURC to, among other things, issue up to $425 million in aggregate principal amount of long-term debt and refinance up to $171.9 million in existing indebtedness through December 31, 2016, and to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time. IPL also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facility, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

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

Long-Term Debt

The following table presents our long-term indebtedness:

		December 31,
Series	Due	2013	2012
		(In Thousands)
IPL First Mortgage Bonds (see below):
6.30%	July 2013	$—	$110,000
4.90% (2)	January 2016	30,000	30,000
4.90% (2)	January 2016	41,850	41,850
4.90% (2)	January 2016	60,000	60,000
5.40% (1)	August 2017	24,650	24,650
3.875% (2)	August 2021	55,000	55,000
3.875% (2)	August 2021	40,000	40,000
4.55% (2)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	—
Unamortized discount – net		(1,339)	(1,096)
Total IPL first mortgage bonds		1,023,961	964,204
Total Long-term Debt – IPL		1,023,961	964,204
Long-term Debt – IPALCO:
7.25% Senior Secured Notes	April 2016	400,000	400,000
5.00% Senior Secured Notes	May 2018	400,000	400,000
Unamortized discount – net		(2,248)	(3,084)
Total Long-term Debt – IPALCO		797,752	796,916
Total Consolidated IPALCO Long-term Debt		1,821,713	1,761,120
Less: Current Portion of Long-term Debt		—	110,000
Net Consolidated IPALCO Long-term Debt		$1,821,713	$1,651,120

(1)

First Mortgage Bonds are issued to the city of Petersburg, Indiana, to secure the loan of proceeds from various tax-exempt instruments issued by the city.

(2)

First Mortgage Bonds are issued to the Indiana Finance Authority, to secure the loan of proceeds from the tax-exempt bonds issued by the Indiana Finance Authority.

IPL First Mortgage Bonds and Indiana Finance Authority Bond Issuances

The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a first mortgage lien securing indebtedness of $1,025.3 million as of December 31, 2013. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2013.

In September 2011, the Indiana Finance Authority issued on behalf of IPL an aggregate principal amount of $55.0 million of 3.875% Environmental Facilities Revenue Bonds Series 2011A (Indianapolis Power & Light Company Project) due August 2021 and an aggregate principal amount of $40.0 million of 3.875% Environmental Facilities Refunding Revenue Bonds Series 2011B (Indianapolis Power & Light Company Project) due August 2021.  Also in September 2011, IPL issued $95.0 million aggregate principal amount of first mortgage bonds to the Indiana Finance Authority at 3.875% to secure the loan of proceeds from these two series of bonds issued by the Indiana Finance Authority. Proceeds of these bonds were used to retire $40.0 million of existing 5.75% IPL first mortgage bonds, and for the construction, installation and equipping of pollution control facilities, solid waste disposal facilities and industrial development projects at IPL’s Petersburg generating station.

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

•

$40.0 million aggregate principal amount of the City of Petersburg, Indiana Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities, 1995B Series,  Indianapolis Power & Light Company Project (“1995B Bonds”), variable rate, due 2023;

•	$20.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste Disposal Revenue Bonds, 1994A Series, Indianapolis Power & Light Company Project, 5.90% Series, due 2024;
•	$30.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste Disposal Revenue Bonds, 1995C Series, Indianapolis Power & Light Company Project, 5.95% Series, due 2029;
•	$20.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste Disposal Revenue Bonds, 1996 Series, Indianapolis Power & Light Company Project, 6.375% Series, due 2029; and
•

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

Accounts Receivable Securitization

IPL formed IPL Funding Corporation (“IPL Funding”) in 1996 as a special-purpose entity to purchase receivables originated by IPL pursuant to a receivables purchase agreement between IPL and IPL Funding. IPL Funding also entered into a sale facility as defined in the Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009, among IPL, IPL Funding Corporation, as the Seller, Indianapolis Power & Light Company, as the Collection Agent, Royal Bank of Scotland plc, as the Agent, the Liquidity Providers and Windmill Funding Corporation (“Receivables Sale Agreement”), which matured as extended on October 24, 2012. At that time, Citibank, N.A. and its affiliate, CRC Funding, LLC, replaced The Royal Bank of Scotland plc and Windmill Funding Corporation as Agent and Investor, respectively, collectively now referred to as the “Purchaser.” This agreement has since been renewed annually and, as such, currently is set to mature on October 20, 2014.

Pursuant to the terms of the Receivables Sale Agreement, the Purchasers agree to purchase from IPL Funding, on a revolving basis, interests in the pool of receivables purchased from IPL up to the lesser of (1) an amount determined pursuant to the sale facility that takes into account certain eligibility requirements and reserves relating to the receivables, or (2) $50 million. That amount was $50 million as of December 31, 2013 and December 31, 2012. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold to the maximum amount permitted by the sale facility. IPL Funding is included in the Consolidated Financial Statements of IPALCO.

ASC 860 requires specific disclosures for transfers of financial assets to the extent they are considered material to the financial statements. Taking into consideration the obligation to the Purchasers is now treated as debt on IPALCO’s consolidated balance sheet, the following discussion addresses those disclosures that management believes are material to the financial statements.

IPL retains servicing responsibilities in its role as collection agent on the amounts due on the sold receivables. Per the terms of the purchase agreement IPL Funding pays IPL $0.6 million annually in servicing fees.  Also in accordance with the purchase agreement, the receivables are purchased  from IPL at a discounted rate of 3.5% as of December 31, 2013 facilitating IPL Funding’s ability to pay its expenses such as the servicing fee described above. No servicing asset or liability is recorded since the servicing fee paid to IPL approximates a market rate. However, the Purchasers assume the risk of collection on the purchased receivables without recourse to IPL in the event of a loss.

The total fees paid to the Purchasers recognized on the sales of receivables were $0.4 million, $0.6 million and $0.6 million for the years ended December 31, 2013,  2012 and 2011, respectively. These amounts were included in Other interest on the Consolidated Statements of Comprehensive Income.

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

Under the sale facility, if IPL fails to maintain a certain debt-to-capital ratio, it would constitute a “termination event.” As of December 31, 2013,  IPL was in compliance with such covenant.

In the event that IPL’s long-term senior unsecured credit rating falls below BBB- at S&P and Baa3 at Moody’s Investors Service, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a “lock-

box” event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock‑box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of additional interests in receivables and cause all proceeds of the purchased interests to be used to reduce the Purchaser’s investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased interests in receivables ($50 million as of December 31, 2013).

Line of Credit

In December 2010, IPL entered into a 5-year $250 million unsecured revolving credit facility credit agreement (the “Credit Agreement”) with a syndication of banks. This Credit Agreement is a committed line of credit for letters of credit, working capital and general corporate purposes which matures on December 14, 2015 and bears interest at variable rates as defined in the Credit Agreement. Prior to execution, IPL and IPALCO had existing general banking relationships with the parties in this agreement. As of December 31, 2013 and 2012, IPL had no outstanding borrowings on the committed line of credit.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2013, are as follows:

Year	Amount
(In Thousands)
2014	$—
2015	—
2016	531,850
2017	24,650
2018	400,000
Thereafter	868,800
Total	$1,825,300

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

On May 10, 2011, the state of Indiana enacted House Bill 1004, which phases in over four years a 2% reduction to the state corporate income tax rate. Upon enactment of the law in the second quarter of 2011,  an initial adjustment to the deferred tax balances was recorded according to the anticipated reversal of temporary differences. In the fourth quarter of each tax year until the tax rate becomes final with the 2016 tax year, the reversal of the temporary differences is to be re-evaluated and the appropriate adjustment to the deferred tax balances is to be recorded. The change in required deferred taxes on plant and plant-related temporary differences for 2013 tax year re-evaluation resulted in a reduction of the associated regulatory asset of $0.8 million. The change in required deferred taxes on non-property related temporary differences which are not probable to cause a reduction in future base customer rates resulted in a tax benefit of $0.1 million in 2013. The statutory state corporate income tax rate will be 7.25% for 2014.

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

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In Thousands)
Unrecognized tax benefits at January 1	$6,138	$5,354	$4,757
Gross increases – current period tax positions	986	997	753
Gross decreases – prior period tax positions	(390)	(213)	(156)
Unrecognized tax benefits at December 31	$6,734	$6,138	$5,354

The unrecognized tax benefits at December 31, 2013 represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of the deductions will not affect the annual effective tax rate but would accelerate the tax payments to an earlier period.

Tax-related interest expense and income is reported as part of the provision for federal and state income taxes. Penalties, if incurred, would also be recognized as a component of tax expense. There are no interest or penalties applicable to the periods contained in this report.

Federal and state income taxes charged to income are as follows:

	2013	2012	2011
	(In Thousands)
Charged to utility operating expenses:
Current income taxes:
Federal	$53,937	$55,201	$54,377
State	15,191	16,641	16,539
Total current income taxes	69,128	71,842	70,916
Deferred income taxes:
Federal	(8,048)	(3,285)	(5,027)
State	(1,031)	204	(1,608)
Total deferred income taxes	(9,079)	(3,081)	(6,635)
Net amortization of investment credit	(1,501)	(1,599)	(1,672)
Total charge to utility operating expenses	58,548	67,162	62,609
Charged to other income and deductions:
Current income taxes:
Federal	(16,909)	(15,646)	(19,639)
State	(4,193)	(4,127)	(5,255)
Total current income taxes	(21,102)	(19,773)	(24,894)
Deferred income taxes:
Federal	246	251	(476)
State	50	59	(106)
Total deferred income taxes	296	310	(582)
Net provision to other income and deductions	(20,806)	(19,463)	(25,476)
Total federal and state income tax provisions	$37,742	$47,699	$37,133

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2013	2012	2011

Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	6.7%	7.2%	6.7%
Amortization of investment tax credits	(1.5%)	(1.4%)	(1.8%)
Preferred dividends of subsidiary	1.1%	1.0%	1.2%
Depreciation flow through and amortization	(0.3%)	(0.2%)	0.1%
Additional funds used during construction - equity	0.6%	1.6%	1.2%
Manufacturers’ Production Deduction (Sec. 199)	(3.8%)	(3.7%)	(3.5%)
Other – net	0.5%	1.4%	0.4%
Effective tax rate	38.3%	40.9%	39.3%

Internal Revenue Code Section 199 permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. IPL’s electric production activities qualify for this deduction. Beginning in 2010 and thereafter, the deduction is equal to 9% of the taxable income attributable to qualifying production activity. The tax benefit associated with the Internal Revenue Code Section 199 domestic production deduction for 2012 and 2011 was $4.3 million and $3.1 million, respectively. The benefit for 2013 is estimated to be $3.7 million.

The significant items comprising IPALCO’s net accumulated deferred tax liability recognized on the audited Consolidated Balance Sheets as of December 31, 2013 and 2012, are as follows:

	2013	2012
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$462,049	$475,517
Regulatory assets recoverable through future rates	141,678	197,909
Other	15,280	12,674
Total deferred tax liabilities	619,007	686,100
Deferred tax assets:
Investment tax credit	2,619	3,216
Regulatory liabilities including ARO	239,713	229,025
Employee benefit plans	45,712	114,420
Other	10,590	8,389
Total deferred tax assets	298,634	355,050
Accumulated net deferred tax liability	320,373	331,050
Less: deferred tax asset - current	(11,990)	(10,809)
Accumulated deferred income taxes – net	$332,363	$341,859

11.  PENSION AND OTHER POSTRETIREMENT BENEFITS

Approximately 88% of IPL’s active employees are covered by the Employees’ Retirement Plan of Indianapolis Power & Light Company (“Defined Benefit Pension Plan”) as well as the Employees’ Thrift Plan of Indianapolis Power & Light Company (“Thrift Plan”). The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 12% of active employees are covered by the AES Retirement Savings Plan. The AES Retirement Savings Plan (“RSP”) is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while International Brotherhood of Electrical Workers (“IBEW”) physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan. This lump sum is in addition to the IPL match of participant contributions up to 5% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee’s pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan of Indianapolis Power & Light Company (“Supplemental Retirement Plan”). The total number of participants in the plan as of December 31, 2013 was 25. The plan is closed to new participants.

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 178 active employees and 52 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2013. The plan is unfunded. These postretirement health care benefits and the related obligation were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits
	as of December 31,
	2013	2012
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at beginning Measurement Date (see below)	$763,600	$679,261
Service cost	9,195	7,986
Interest cost	28,363	30,232
Actuarial (gain) loss	(99,455)	69,099
Amendments (primarily increases in pension bands)	(1)	7,349
Benefits paid	(50,989)	(30,327)
Projected benefit obligation at ending Measurement Date	650,713	763,600
Change in plan assets:
Fair value of plan assets at beginning Measurement Date	495,082	426,384
Actual return on plan assets	67,791	50,713
Employer contributions	49,702	48,312
Benefits paid	(50,989)	(30,327)
Fair value of plan assets at ending Measurement Date	561,586	495,082
Funded status	$(89,127)	$(268,518)
Amounts recognized in the statement of financial position under ASC 715:
Current liabilities	$—	$—
Noncurrent liabilities	(89,127)	(268,518)
Net amount recognized	$(89,127)	$(268,518)
Sources of change in regulatory assets(1):
Prior service cost (credit) arising during period	$—	$7,350
Net loss (gain) arising during period	(128,960)	50,938
Amortization of prior service (cost) credit	(4,916)	(4,246)
Amortization of gain (loss)	(22,735)	(19,471)
Total recognized in regulatory assets(1)	$(156,611)	$34,571

Total amounts included in accumulated other comprehensive income (loss)	NA(1)	NA(1)
Amounts included in regulatory assets and liabilities(1):
Net loss (gain)	$162,863	$314,557
Prior service cost (credit)	28,920	33,836
Total amounts included in regulatory assets (liabilities)	$191,783	$348,393

(1) Represents amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid        (accrued) benefit costs.

Effect of ASC 715

ASC 715 requires a portion of pension and other postretirement liabilities to be classified as current liabilities to the extent the following year’s expected benefit payments are in excess of the fair value of plan assets. As each Pension Plan has assets with fair values in excess of the following year’s expected benefit payments, no amounts have been classified as current. Therefore, the entire net amount recognized in IPALCO’s Consolidated Balance Sheets of $89.1 million is classified as a long-term liability.

Information for Pension Plans with a projected benefit obligation in excess of plan assets

	Pension benefits
	as of December 31,
	2013	2012
	(In Thousands)
Benefit obligation	$650,713	$763,600
Plan assets	561,586	495,082
Benefit obligation in excess of plan assets	$89,127	$268,518

IPL’s total benefit obligation in excess of plan assets was $89.1 million as of December 31, 2013 ($88.9 million Defined Benefit Pension Plan and $0.2 million Supplemental Retirement Plan).

Information for Pension Plans with an accumulated benefit obligation in excess of plan assets

	Pension benefits
	as of December 31,
	2013	2012
	(In Thousands)
Accumulated benefit obligation	$638,048	$746,542
Plan assets	561,586	495,082
Accumulated benefit obligation in excess of plan assets	$76,462	$251,460

IPL’s total accumulated benefit obligation in excess of plan assets was $76.5 million as of December 31, 2013 ($76.3 million Defined Benefit Pension Plan and $0.2 million Supplemental Retirement Plan).

Pension Benefits and Expense

The 2013 net actuarial gain of $129.0 million is comprised of two parts: (1) a  $29.5 million pension asset actuarial gain primarily due to the higher than expected return on assets, and (2) a  $99.5 million pension liability actuarial gain primarily due to an increase in the discount rate used to value pension liabilities. The unrecognized net loss of $162.9 million in the Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”) has accumulated over time primarily due to the long-term declining trend in corporate bond rates, the lower than expected return on assets during the year 2008, and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of participants, since ASC 715 was adopted.  During 2013, the accumulated net loss was significantly decreased due to a combination of (1) higher discount rates used to value pension liabilities, and (2) greater than expected return on pension assets.  The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 10.0 years based on estimated demographic data as of December 31, 2013. The projected benefit obligation of $650.7 million, less the fair value of assets of $561.6 million results in a funded status of ($89.1 million) at December 31, 2013.

	Pension benefits for
	years ended December 31,
	2013	2012	2011
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$9,195	$7,986	$7,234
Interest cost	28,363	30,232	31,828
Plan settlements	—	—	—
Expected return on plan assets	(38,287)	(32,554)	(32,168)
Amortization of prior service cost	4,916	4,246	4,346
Recognized actuarial loss	22,735	19,471	13,306
Total pension cost	26,922	29,381	24,546
Less: amounts capitalized	2,881	2,497	2,258
Amount charged to expense	$24,041	$26,884	$22,288
Rates relevant to each year’s expense calculations:
Discount rate – defined benefit pension plan	3.80%	4.56%	5.38%
Discount rate – supplemental retirement plan	3.41%	4.37%	5.09%
Expected return on defined benefit pension plan assets	7.25%	7.50%	7.75%
Expected return on supplemental retirement plan assets	7.25%	7.50%	7.75%

Pension expense for the following year is determined as of the December 31st measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets and a discount rate used to determine the projected benefit obligation. In establishing our expected long-term rate of return assumption, we consider historical returns, as well as, the expected future weighted-average returns for each asset class based on the target asset allocation. For 2013, pension expense was determined using an assumed long-term rate of return on plan assets of 7.25%. As of the December 31, 2013 measurement date, IPL increased the discount rate from 3.80% to 4.92% for the Defined Benefit Pension Plan and increased the discount rate from 3.41% to 4.64% for the Supplemental Retirement Plan. The discount rate assumption affects the pension expense determined for 2014. In addition, IPL decreased the expected long-term rate of return on plan assets from 7.25% to 7.00% effective January 1, 2014. The expected long-term rate of return assumption affects the pension expense determined for 2014. The effect on 2014 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($1.5 million) and $1.5 million, respectively. The effect on 2014 total pension expense of a 100 basis point increase and decrease in the expected long-term rate of return on plan assets is ($5.9 million) and $5.9 million, respectively.

Expected amortization

The estimated net loss and prior service cost for the Pension Plans that will be amortized from the regulatory asset into net periodic benefit cost over the 2014 plan year are $9.7 million and $4.9 million, respectively (Defined Benefit Pension Plan of $9.6 million and $4.9 million, respectively; and the Supplemental Retirement Plan of $0.1 million and $0.0 million, respectively).

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

A description of the valuation methodologies used for each major class of assets and liabilities measured at fair value follows:

•

Other than common/collective trust funds, hedge funds and non U.S. treasury debt securities, all the Plan’s investments are actively traded on an open market and are categorized as Level 1 in the fair value hierarchy.

•

The Plan’s hedge fund investment is valued at net asset value (NAV) of units held by the Plan. Unit value is determined primarily by references to the fund’s underlying assets, which are principally investments in another hedge fund which invests in U.S. and international equities. The Plan may redeem its ownership interest in the hedge fund at NAV, with 60 days’ notice, on quarterly terms.

•

The Plan’s investments in common/collective trust funds are valued at the NAV of the units of the common/collective trust funds held by the Plan at year-end. The Plan may redeem its units of the common/collective trust funds at NAV daily. The objective of the common/collective trust funds the Plan is invested in is to track the performance of the Russell 1000 Growth or Russell 1000 Value index. These NAVs have been determined based on the market value of the underlying equity securities held by the common/collective trust funds.

•

The Plan’s investments in corporate bonds, municipal bonds, and U.S. Government agency fixed income securities are valued from third-party pricing sources, but they generally do not represent transaction prices for the identical security in an active market nor does it represent data obtained from an exchange.

•

The Plan’s investments in hedge funds, common/collective trust funds, and non U.S. treasury debt securities have been recorded at fair value and are all categorized as Level 2 investments in the fair value hierarchy.

•

The Plan’s investment in other assets represents a pending receivable of the Plan as of December 31, 2013 due to the partial liquidation of its hedge fund investment. The pending receivable is categorized as Level 1 in the fair value hierarchy since this amount is confirmed. The Plan received 90% of the confirmed redemption in January 2014 with the remainder to be paid to the Plan over the next year in accordance with redemption policies.

The primary objective of the Plan  is to provide a source of retirement income for its participants and beneficiaries, while the primary financial objective is to improve the funded status of the Plan.  A secondary financial objective is, where possible, to minimize pension expense volatility.  The objective is based on a long-term investment horizon, so that interim fluctuations should be viewed with appropriate perspective.  There can be no assurance that these objectives will be met.

In establishing our expected long-term rate of return assumption, we utilize a methodology developed by the plan’s investment consultant who maintains a capital market assumption model that takes into consideration risk, return and correlation assumptions across asset classes.  A combination of quantitative analysis of historical data and qualitative judgment is used to capture trends, structural changes and potential scenarios not reflected in historical data.

The result of the analyses is a series of inputs that produce a picture of how the plan consultant believes portfolios are likely to behave through time.  Capital market assumptions are intended to reflect the behavior of asset classes observed over several market cycles.  Stress assumptions are also examined, since the characteristics of asset classes are constantly changing.  A dynamic model is employed to manage the numerous assumptions required to estimate portfolio characteristics under different base currencies, time horizons, and inflation expectations.

The Plan consultant develops forward-looking, long-term capital market assumptions for risk, return, and correlations for a variety of global asset classes, interest rates, and inflation.  These assumptions are created using a combination of historical analysis, current market environment assessment and by applying the consultant’s own judgment.  The consultant then determines an equilibrium long-term rate of return.  We then take into consideration the investment manager/consultant expenses, as well as any other expenses expected to be paid out of the Plan’s trust. Finally, we have the plan’s actuary perform a tolerance test of the consultant’s equilibrium expected long-term rate of return (EROA).  We use an EROA compatible with the actuary’s tolerance level.

The investment management of the pension assets are managed with the following asset allocation guidelines:

	Target	Permitted
	Allocation	Variance
Broad Horizon:
Equity	55%	+/- 10%
Fixed income	40%	+/- 10%
Core property	5%	+/- 5%
Total	100%

	Target
	Allocation
Target:
Equity:
S&P 500 index	30%
U.S. large cap fundamental	11%
U.S. small/mid cap equity (passive)	6%
U.S. small cap (active)	3%
World equity ex-U.S.	10%
Total equity	60%

Fixed Income:
Custom liability driven investments	40%
Total fixed income	40%

Total target	100%

	Fair Value Measurements at
	December 31, 2013 (in thousands)
		Quoted Prices in	Significant
		Active Markets for	Observable
		Identical Assets	Inputs
Asset Category	Total	(Level 1)	(Level 2)%

Short-term investments	$55,273	$55,273	$—	10%
Corporate stocks - common	45,875	45,875	—	8%
Mutual funds:
U.S. equities	182,251	182,251	—	33%
International equities	37,125	37,125	—	7%
Fixed income	1,568	1,568	—	0%
Fixed income securities:
U.S. Treasury securities	23,649	23,649	—	4%
U.S. Government agency securities	8,103	—	8,103	2%
Corporate bonds	159,393	—	159,393	28%
Hedge funds	7,750	—	7,750	1%
Other funds	40,599	40,599	—	7%
Total	$561,586	$386,340	$175,246	100%

	Fair Value Measurements at
	December 31, 2012 (in thousands)
		Quoted Prices in	Significant
		Active Markets for	Observable
		Identical Assets	Inputs
Asset Category	Total	(Level 1)	(Level 2)%

Short-term investments	$42,015	$42,015	$—	8%
Corporate stocks - common	118,678	118,678	—	24%
Common collective trust funds	70,091	—	70,091	14%
Mutual funds:
U.S. equities	8,850	8,850	—	2%
International equities	42,581	42,581	—	9%
Fixed income	3,626	3,626	—	1%
Fixed income securities:
U.S. Treasury securities	17,293	17,293	—	3%
U.S. Government agency securities	7,877	—	7,877	2%
Corporate bonds	148,573	—	148,573	30%
Hedge funds	35,498	—	35,498	7%
Total	$495,082	$233,043	$262,039	100%

Pension Funding

We contributed $49.7 million, $48.3 million, and $37.3 million to the Pension Plans in 2013, 2012 and 2011, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, IPL’s funding target liability shortfall is estimated to be approximately $56 million as of January 1, 2014. The shortfall must be funded over seven years. In addition, IPL must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be about $8.1 million in 2014, which includes $3.0 million for plan expenses.   Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven-year period.  IPL elected to fund $54.1 million in January, 2014 which satisfies all funding requirements for the calendar year 2014.  IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2013 and 2012 were $51.0 million and $30.3 million respectively. The increase in 2013 benefit payments is primarily due to a one-time lump sum option of approximately $20 million in total offered to all deferred vested participants. Projected benefit payments are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2014	$34,434
2015	36,152
2016	37,514
2017	38,998
2018	40,333
2019 through 2023 (in total)	222,782

Defined Contribution Plans

All of IPL’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 88% of IPL’s active employees are covered by the Thrift Plan,  a qualified defined contribution plan. All union new hires are covered under the Thrift Plan, while non-union new hires are covered by the RSP.

Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds. The IBEW clerical-technical union new hires receive an annual lump sum company contribution into the Thrift Plan in addition to the IPL match. Employer contributions to the Thrift Plan were $3.0 million, $2.9 million and $2.9 million for 2013, 2012 and 2011, respectively.

The AES Retirement Savings Plan

Approximately 12% of IPL’s active employees are covered by the RSP,  a qualified defined contribution plan containing a profit sharing component. Participants elect to make contributions to the RSP based on a percentage of their taxable compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s taxable compensation. In addition, the RSP has a profit sharing component whereby IPL contributes a percentage of each employee’s annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board of Directors on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the RSP were $1.8 million, $2.2 million and $2.2 million for 2013, 2012 and 2011, respectively.

12.  COMMITMENTS AND CONTINGENCIES

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

New Source Review

In October 2009, IPL received a Notice of Violation (“NOV”) and Finding of Violation from the EPA pursuant to the Federal Clean Air Act  Section 113(a). The NOV alleges violations of the Federal Clean Air Act at IPL’s three primarily coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and nonattainment New Source Review requirements under the Federal Clean Air Act. Since receiving the letter, IPL management has met with the EPA staff regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties,  install additional pollution control technology on coal-fired electric generating units,  retire existing generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard. IPL has recorded a contingent liability related to this matter.

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

14.  RELATED PARTY TRANSACTIONS

IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly‑owned subsidiary of AES. IPL is not self-insured on property insurance with the exception of a $5 million self-insured retention per occurrence. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance.  AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by the third-party administrator. The cost to IPL of coverage under this program was approximately $3.1 million,  $2.9 million, and $3.2 million in 2013,  2012 and 2011, respectively, and is recorded in Other operating expenses on the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2013 and 2012, we had prepaid approximately $2.5 million and $1.5 million, respectively, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $22.3 million,  $22.8 million, and $22.6 million in 2013,  2012 and 2011, respectively, and is recorded in Other operating expenses on the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2013 and 2012 we had prepaid approximately $2.2 million and $2.4 million for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable balance under this agreement of $1.0 million and $4.1 million as of December 31, 2013 and 2012, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

Long-term Compensation Plan

During 2013,  2012 and 2011,  many of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units and options to purchase shares of AES common stock.  All such components vest in thirds over a three-year period and the terms of the AES restricted stock unit issued prior to 2011 also include a two year minimum holding period after the awards vest. Awards made in 2011 and for subsequent years will not be subject to a two year holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2013,  2012 and 2011 was $1.1 million, $0.8 million and $1.2 million, respectively and was included in Other Operating Expenses on IPALCO’s Consolidated Statements of Comprehensive Income. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPALCO’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation – Stock Compensation.”

See also “The AES Retirement Savings Plan” included in Note 11, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO for a description of benefits awarded to IPL employees by AES under the RSP.

Service Company

Effective December 22, 2013, AES US Services, LLC (the “Service Company”)  began providing services including accounting, legal, human resources, information technology and other services of a similar nature on behalf of the AES U.S. Strategic Business Unit (“U.S. SBU”). The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable distribution. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses.

15.  SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility.  IPALCO’s reportable business segments are utility and nonutility. The nonutility category primarily includes the $400 million of 7.25% Senior Secured Notes due April 1, 2016 (“2016 IPALCO Notes”) and the 2018 IPALCO Notes; approximately $6.9 million and $6.4 million of nonutility cash and cash equivalents, as of December 31, 2013 and 2012, respectively; long-term nonutility investments of $5.0 million and $4.7 million at December 31, 2013 and 2012, respectively; and income taxes and interest related to those items. Nonutility assets represented less than 1% of IPALCO’s total assets as of December 31, 2013 and 2012. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

The following table provides information about IPALCO’s business segments (in millions):

	2013			2012			2011
	Electric	All Other	Total	Electric	All Other	Total	Electric	All Other	Total
Operating revenues …	$1,256	—	$1,256	$1,230	—	$1,230	$1,172	—	$1,172
Depreciation and amortization …	182	—	182	177	—	177	167	—	167
Income taxes …	58	(20)	38	68	(20)	48	66	(29)	37
Net income …	97	(33)	64	104	(32)	72	105	(44)	61
Utility plant - net of depreciation …	2,553	—	2,553	2,426	—	2,426	2,441	—	2,441
Capital expenditures …	242	—	242	130	—	130	210	—	210

16.  QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2013 and 2012, by quarter, are as follows:

	2013
	March 31	June 30	September 30	December 31
	(In Thousands)
Utility operating revenue	$327,017	$299,569	$321,274	$307,874
Utility operating income	42,962	31,783	47,719	28,282
Net income	21,661	9,588	27,336	5,464

	2012
	March 31	June 30	September 30	December 31
	(In Thousands)
Utility operating revenue	$301,104	$292,659	$324,478	$311,536
Utility operating income	37,951	34,583	50,227	40,139
Net income	16,029	12,291	27,541	16,135

The quarterly figures reflect seasonal and weather‑related fluctuations that are normal to IPL’s operations.

************

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in the Financial Statements and Supplementary Data:

1995B Bonds

$40 Million aggregate principal amount of the City of Petersburg, Indiana Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities 1995B Series, Indianapolis Power & Light Company Project

2011 IPALCO Notes	$375 million of 8.625% (original coupon 7.625%) Senior Secured Notes due November 14, 2011
2016 IPALCO Notes	$400 million of 7.25% Senior Secured Notes due April 1, 2016
2018 IPALCO Notes	$400 million of 5.00% Senior Secured Notes due May 1, 2018
AES	The AES Corporation
ARO	Asset Retirement Obligations
ASC	Financial Accounting Standards Board Accounting Standards Codification
CCT	Clean Coal Technology
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Charges
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the United States
IBEW	International Brotherhood of Electrical Workers
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IPL Funding	IPL Funding Corporation
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
NOV	Notice of Violation
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
Purchasers	Citibank, N.A. and its affiliate, CRC Funding, LLC
Receivables Sale Agreement	Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009, as amended, as described herein
RSG	Revenue Sufficiency Guarantee
RSP	The AES Retirement Savings Plan
Supplemental Retirement Plan	Supplemental Retirement Plan of Indianapolis Power & Light Company
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company
U.S.	United States of America

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Indianapolis Power & Light Company

We have audited the accompanying consolidated balance sheets of Indianapolis Power & Light Company and subsidiary (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indianapolis Power & Light Company and subsidiary at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana

February 25, 2014

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Comprehensive Income
For the Years Ended December 31, 2013, 2012 and 2011
(In Thousands)

	2013	2012	2011

OPERATING REVENUES	$1,255,734	$1,229,777	$1,171,924

OPERATING EXPENSES:
Operation:
Fuel	376,450	340,647	334,385
Other operating expenses	235,082	217,124	203,286
Power purchased	94,265	121,238	90,159
Maintenance	112,913	99,568	119,152
Depreciation and amortization	182,305	176,843	167,245
Taxes other than income taxes	45,425	44,295	42,435
Income taxes - net	58,548	67,162	62,609
Total operating expenses	1,104,988	1,066,877	1,019,271
OPERATING INCOME	150,746	162,900	152,653

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	4,331	1,087	3,950
Miscellaneous income and (deductions) - net	(1,981)	(1,457)	9,431
Income tax (expense) benefit applicable to nonoperating income	828	(654)	(3,799)
Total other income and (deductions) - net	3,178	(1,024)	9,582

INTEREST AND OTHER CHARGES:
Interest on long-term debt	55,602	54,435	55,231
Other interest	1,794	1,913	1,786
Allowance for borrowed funds used during construction	(2,517)	(1,059)	(2,674)
Amortization of redemption premium and expense on debt	2,493	2,458	2,494
Total interest and other charges - net	57,372	57,747	56,837
NET INCOME	96,552	104,129	105,398

LESS: PREFERRED DIVIDEND REQUIREMENTS	3,213	3,213	3,213

NET INCOME APPLICABLE TO COMMON STOCK
	$93,339	$100,916	$102,185
ADD OTHER COMPREHENSIVE INCOME:
Gain on sale of available for sale investment	—	—	197

COMPREHENSIVE INCOME ATTRIBUTABLE TO COMMON STOCK	$93,339	$100,916	$102,382

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Balance Sheets
(In Thousands)

	December 31,	December 31,
	2013	2012
ASSETS
UTILITY PLANT:
Utility plant in service	$4,478,752	$4,382,534
Less accumulated depreciation	2,149,994	2,043,540
Utility plant in service - net	2,328,758	2,338,994
Construction work in progress	207,727	70,169
Spare parts inventory	15,774	15,445
Property held for future use	1,002	1,002
Utility plant - net	2,553,261	2,425,610
OTHER ASSETS:
At cost, less accumulated depreciation	1,434	1,123
CURRENT ASSETS:
Cash and cash equivalents	12,120	12,042
Accounts receivable and unbilled revenue (less allowance for
doubtful accounts of $1,982 and $2,047, respectively)	143,408	141,508
Fuel inventories - at average cost	54,763	45,236
Materials and supplies - at average cost	58,067	57,257
Deferred tax asset - current	11,950	10,782
Regulatory assets	2,409	4,906
Prepayments and other current assets	23,729	22,045
Total current assets	306,446	293,776
DEFERRED DEBITS:
Regulatory assets	369,447	523,839
Miscellaneous	25,530	22,507
Total deferred debits	394,977	546,346
TOTAL	$3,256,118	$3,266,855

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder's equity:
Common stock	$324,537	$324,537
Paid in capital	63,173	13,536
Retained earnings	451,351	448,162
Total common shareholder's equity	839,061	786,235
Cumulative preferred stock	59,784	59,784
Long-term debt (Note 9)	1,023,961	854,204
Total capitalization	1,922,806	1,700,223
CURRENT LIABILITIES:
Short-term debt (Note 9)	50,000	160,000
Accounts payable	99,799	76,282
Accrued expenses	27,315	24,226
Accrued real estate and personal property taxes	19,224	19,405
Regulatory liabilities	12,436	10,475
Accrued interest	19,074	21,362
Customer deposits	26,241	24,796
Other current liabilities	11,900	10,910
Total current liabilities	265,989	347,456
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Accumulated deferred income taxes - net	332,094	341,914
Non-current income tax liability	6,734	6,138
Regulatory liabilities	585,753	570,344
Unamortized investment tax credit	6,661	8,162
Accrued pension and other postretirement benefits	93,680	274,017
Asset retirement obligations	41,381	17,579
Miscellaneous	1,020	1,022
Total deferred credits and other long-term liabilities	1,067,323	1,219,176

COMMITMENTS AND CONTINGENCIES (Note 12)
TOTAL	$3,256,118	$3,266,855

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2013, 2012 and 2011
(In Thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATIONS:
Net income	$96,552	$104,129	$105,398
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	180,947	176,800	167,216
Amortization of regulatory assets	3,686	2,206	2,529
Deferred income taxes and investment tax credit adjustments - net	(10,594)	(4,666)	(8,306)
Termination of interest rate swap	—	—	(12,572)
Allowance for equity funds used during construction	(4,088)	(881)	(3,772)
Gains on sales of assets	(297)	—	(13,320)

Change in certain assets and liabilities:
Accounts receivable	(1,900)	(5,501)	4,531
Fuel, materials and supplies	(10,337)	4,339	(17,938)
Income taxes receivable or payable	3,510	(5,920)	8,364
Financial transmission rights	(1,869)	360	(621)
Accounts payable and accrued expenses	16,290	(2,401)	3,153
Accrued real estate and personal property taxes	(181)	1,945	648
Accrued interest	(2,288)	971	2,577
Pension and other postretirement benefit expenses	(180,338)	15,846	58,883
Short-term and long-term regulatory assets and liabilities	148,169	(43,514)	(91,761)
Other - net	4,278	1,567	5,091
Net cash provided by operating activities	241,540	245,280	210,100

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(242,124)	(129,747)	(209,851)
Proceeds from sales and maturities of short-term investments	—	—	2,000
Proceeds from sales of assets	225	1	13,467
Grants under the American Recovery and Reinvestment Act of 2009	923	6,028	7,919
Asset removal costs	(7,553)	(9,251)	(14,896)
Other	(6,008)	(6,790)	(3,969)
Net cash used in investing activities	(254,537)	(139,759)	(205,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	150,500	73,000	138,000
Short-term debt repayments	(150,500)	(87,000)	(124,000)
Long-term borrowings	169,728	—	234,873
Retirement of long-term debt	(110,377)	—	(169,724)
Dividends on common stock	(90,150)	(96,700)	(80,603)
Dividends on preferred stock	(3,213)	(3,213)	(3,213)
Equity contribution from IPALCO	49,091	—	—
Other	(2,004)	(172)	(2,750)
Net cash used in financing activities	13,075	(114,085)	(7,417)
Net change in cash and cash equivalents	78	(8,564)	(2,647)
Cash and cash equivalents at beginning of period	12,042	20,606	23,253
Cash and cash equivalents at end of period	$12,120	$12,042	$20,606

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$57,175	$54,254	$53,686
Income taxes	$64,950	$78,402	$66,350

	As of December 31,
	2013	2012	2011
Non-cash investing activities:
Accruals for capital expenditures	$17,957	$16,658	$15,315

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Common Shareholder's Equity
(In Thousands)

				Accumulated
				Other
	Common	Paid in	Retained	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
2011
Beginning Balance	$324,537	$12,579	$422,364	$(197)	$759,283
Comprehensive Income attributable to common stock:
Net income applicable to common stock			102,185		102,185
Unrealized loss on available for sale investment
(net of income tax expense of $134)				197	197
Cash dividends declared on common stock			(80,603)		(80,603)
Contributions from IPALCO		535			535
Balance at December 31, 2011	$324,537	$13,114	$443,946	$-	$781,597

2012
Comprehensive Income attributable to common stock:
Net income applicable to common stock			100,916		100,916
Cash dividends declared on common stock			(96,700)		(96,700)
Contributions from IPALCO		422			422
Balance at December 31, 2012	$324,537	$13,536	$448,162	$-	$786,235

2013
Comprehensive Income attributable to common stock:
Net income applicable to common stock			93,339		93,339
Cash dividends declared on common stock			(90,150)		(90,150)
Contributions from IPALCO		49,637			49,637
Balance at December 31, 2013	$324,537	$63,173	$451,351	$-	$839,061

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2013, 2012 and 2011

1. ORGANIZATION

Indianapolis Power & Light Company (“IPL”) was incorporated under the laws of the state of Indiana in 1926. All of the outstanding common stock of IPL is owned by IPALCO Enterprises, Inc. (“IPALCO”). IPALCO is a wholly-owned subsidiary of The AES Corporation (“AES”). IPALCO was acquired by AES in March 2001. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to more than 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two combustion turbines at a separate site that are all used for generating electricity. IPL’s net electric generation capacity for winter is 3,272 megawatts and net summer capacity is 3,148 megawatts.

IPL Funding Corporation (“IPL Funding”) is a special-purpose entity and a wholly-owned subsidiary of IPL and is included in the audited Consolidated Financial Statements of IPL. IPL formed IPL Funding in 1996 to sell, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL to third-party purchasers in exchange for cash (see Accounts Receivable Securitization in Note 9, “Indebtedness”).

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

Regulation

The retail utility operations of IPL are subject to the jurisdiction of the Indiana Utility Regulatory Commission (“IURC”). IPL’s wholesale power transactions are subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”). These agencies regulate IPL’s utility business operations, tariffs, accounting, depreciation allowances, services, issuances of securities and the sale and acquisition of utility properties. The financial statements of IPL are based on GAAP, including the provisions of Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of these agencies. See also Note 6, “Regulatory Assets and Liabilities” for a discussion of specific regulatory assets and liabilities.

Revenues and Accounts Receivable

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to certain customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, IPL uses complex models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, small commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. As part of the estimation of unbilled revenues, IPL estimates line losses on a monthly basis. At December 31, 2013 and 2012, customer accounts receivable include unbilled energy revenues of $50.1 million and $50.6 million, respectively, on a base of annual revenue of $1.3 billion and $1.2 billion in 2013 and 2012, respectively. Our provision for doubtful accounts included in Other operating expenses on the accompanying Consolidated Statements of Comprehensive Income was $3.8 million,  $3.4 million and $3.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

IPL’s basic rates include a provision for fuel costs as established in IPL’s most recent rate proceeding, which last adjusted IPL’s rates in 1996. IPL is permitted to recover actual costs of purchased power and fuel consumed, subject to certain restrictions. This is accomplished through quarterly Fuel Adjustment Charges (“FAC”) proceedings, in which IPL estimates the amount of fuel and purchased power costs in future periods. Through these proceedings, IPL is also permitted to recover, in future rates, underestimated fuel and purchased power costs from prior periods, subject to certain restrictions, and therefore the over or underestimated costs are deferred or accrued and amortized into fuel expense in the same period that IPL’s rates are adjusted. See also Note 3, “Regulatory Matters,” for a discussion of other costs that IPL is permitted to recover through periodic rate adjustment proceedings

In addition, we are one of many transmission system owner members of the Midcontinent Independent System Operator, Inc. (“MISO”), a regional transmission organization which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. In the MISO market, IPL offers its generation and bids its demand into the market on an hourly basis. MISO settles these hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation, and demand throughout the MISO region. MISO evaluates the market participants’ energy offers and demand bids to economically and reliably dispatch the entire MISO system. IPL accounts for these hourly offers and bids, on a net basis, in UTILITY OPERATING REVENUES when in a net selling position and in UTILITY OPERATING EXPENSES – Power Purchased when in a net purchasing position.

Contingencies

IPL accrues for loss contingencies when the amount of the loss is probable and estimable. IPL is subject to various environmental regulations, and is involved in certain legal proceedings. If IPL’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition, and cash flows; although that has not been the case during the periods covered by this report. As of December 31, 2013 and 2012, total loss contingencies accrued were $4.3 million and

$3.9 million, respectively, which were included in Other Current Liabilities on the accompanying Consolidated Balance Sheets.

Concentrations of Risk

Substantially all of IPL’s customers are located within the Indianapolis area. In addition, approximately 66% of IPL’s full-time employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL’s contract with the physical unit expires on December 14, 2015 and the contract with the clerical-technical unit expires February 20, 2017. Additionally, IPL has long-term coal contracts with six suppliers, with about 30% of our existing coal under contract coming from one supplier. Substantially all of the coal is currently mined in the state of Indiana.

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 8.6%,  8.4%, and 8.6% during 2013, 2012 and 2011, respectively.

Utility Plant and Depreciation

Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 4.0%, 4.0%, and 3.9% during 2013, 2012 and 2011, respectively. Depreciation expense was $180.0 million, $175.9 million, and $166.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Impairment of Long-lived Assets

GAAP requires that we measure long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our utility plant assets was $2.6 billion and $2.4 billion as of December 31, 2013 and 2012, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets, such as CCT projects; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

Income Taxes

IPL includes any applicable interest and penalties related to income tax deficiencies or overpayments in the provision for income taxes in its Consolidated Statements of Comprehensive Income. There were no interest or penalties applicable to the periods contained in this report.

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

New Accounting Pronouncements

Fair Value Measurement (Topic 820)

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update Topic 820 “Fair Value Measurement Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards.” The amendments in this update result in common fair value measurement and disclosure requirements under GAAP and International Financial Reporting Standards. Consequently, the amendments change the terminology used to describe many of the requirements under GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this update were effective for IPL beginning January 1, 2012 and did not have a material effect on IPL’s consolidated financial statements.

Comprehensive Income (Topic 220)

In June 2011, the FASB issued Accounting Standards Update Topic 220 “Presentation of Comprehensive Income.” Under the amendments in this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update were effective for IPL beginning January 1, 2012 and did not have a material effect on IPL’s consolidated financial statements.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” requiring companies to present current period reclassifications out of accumulated other comprehensive income (“AOCI”). For significant items reclassified out of AOCI to net income in their entirety in the period, companies must report the effect of the reclassifications on the respective line items in the statement where net income is presented. In certain circumstances, this can be done on the face of that statement. Otherwise, it must be presented in the notes. The amendments in this update are effective for IPL beginning January 1, 2013 and did not have a material effect on IPL’s consolidated financial statements.

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

Independent of the IURC’s ability to review basic rates and charges, Indiana law requires electric utilities under the jurisdiction of the IURC to meet operating expense and income test requirements as a condition for approval of requested changes in the FAC. Additionally, customer refunds may result if a utility’s rolling twelve-month operating income, determined at quarterly measurement dates, exceeds a utility’s authorized annual jurisdictional net operating income and there are not sufficient applicable cumulative net operating income deficiencies against which the excess rolling twelve-month jurisdictional net operating income can be offset.

Environmental Compliance Cost Recovery Adjustment (“ECCRA”)

IPL may apply to the IURC for approval of a rate adjustment known as the Environmental Compliance Cost Recovery Adjustment (“ECCRA”) every six months to recover costs to install and/or upgrade CCT equipment.

The total amount of IPL’s CCT equipment approved for ECCRA recovery as of December 31, 2013 was $618.9 million. The jurisdictional revenue requirement that was approved by the IURC to be included in IPL’s rates for the six-month period from September 2013 through February 2014 was $51.0 million. During the years ended December 31, 2013, 2012 and 2011, we made total CCT expenditures of $126.6 million,  $15.0 million, and $64.4 million, respectively. The vast majority of such costs are recoverable through our ECCRA filings.

Demand-Side Management and IPL’s Smart Energy Project

In 2009, the IURC issued a Generic DSM Order that found that electric utilities subject to its jurisdiction must meet an overall goal of annual cost-effective DSM programs that reduce retail kWh sales (as compared to what sales would have been excluding the DSM programs) of 2% per year by 2019 (beginning in 2010 at 0.3% and growing to 2.0% in 2019, and subject to certain adjustments). The IURC also found that all jurisdictional electric utilities have to participate in five initial, statewide core DSM programs, which are administered by a third-party administrator. Consequently, our DSM spending, both capital and operating, began increasing significantly in 2010 and will continue to increase in 2014, which will likely reduce our retail energy sales and the associated revenues.

In November 2011, IPL received approval from the IURC for its plan to comply with the IURC’s Generic DSM Order, including spending of up to $54.5 million through December 31, 2013 and the opportunity for performance-based incentives.   In November 2013, the IURC approved a one-year extension of IPL’s DSM programs, including spending of up to $24.8 million, plus the authority to roll-over any unspent funds from the previous budget that ended in 2013. The order also allowed for additional spending of up to $2.5 million if deemed necessary to meet the reductions established by the Generic DSM Order.

In February 2013, the IURC initiated a generic investigation into self-directed DSM programs for certain large customers. In January 2014, the IURC initiated a new generic investigation into whether these certain large customers should be required to participate in DSM programs and any associated impacts on a utility’s annual energy efficiency goals established by the IURC’s Generic DSM Order. The IURC also found the February 2013 investigation should be held in abeyance pending the IURC’s decision in the 2014 DSM investigation. In February 2014, the IURC issued an order setting a procedural schedule in regards to this matter, including a hearing scheduled to commence on June 5, 2014.

In 2010, IPL was awarded a smart grid investment grant for $20 million as part of its $48.9 million Smart Energy Project (including smart grid technology), which provides IPL’s customers with tools to help them more efficiently use electricity and included an upgrade of IPL’s electric delivery system infrastructure. Under the grant, the U.S. Department of Energy provided $20 million of nontaxable reimbursements to IPL for capitalized costs associated with IPL’s Smart Energy Project. These reimbursements were accounted for as a reduction of the capitalized Smart Energy Project costs. We received the final grant reimbursement in 2013.

Wind and Solar Power Purchase Agreements

We are committed under a power purchase agreement to purchase approximately 100 MW of wind-generated electricity through 2029 from a wind project in Indiana. We are also committed under another agreement to purchase approximately 200 MW of wind-generated electricity for 20 years from a project in Minnesota, which began commercial operation in October 2011. We also have 98 MW of solar-generated electricity under contract in 2014, of which 42 MW was in operation as of December 31, 2013. We have authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC.

MISO Real Time Revenue Sufficiency Guarantee

MISO collects Revenue Sufficiency Guarantee (“RSG”) charges from market participants to pay for generation dispatched when the costs of such generation are not recovered in the market clearing price. Over the past several years, there have been disagreements between interested parties regarding the calculation methodology for RSG charges and how such charges should be allocated among the individual MISO participants. Under the methodology currently in effect, RSG charges have little effect on IPL’s financial statements as the vast majority of such charges are considered to be fuel costs and are recoverable through IPL’s FAC, while the remainder are being deferred for future recovery in accordance with GAAP. However, the IURC’s orders in IPL’s FAC 77, 78 and 79 proceedings approved IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of a FERC proceeding regarding RSG charges and any subsequent appeals therefrom. In IPL’s most recent FAC proceeding, IPL requested that the subject to refund designation be removed and that FAC 77, 78 and 79 proceedings be made final with no modifications.

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

MISO’s approved tariff in part already complies with Order 1000. However, Order 1000 will result in changes to transmission expansion costs charged to us by MISO. Such changes relate to public policy requirements for transmission expansion within the MISO footprint, such as to comply with renewable mandates of other states within the footprint. These charges are difficult to estimate, but are expected to be material to us within a few years; however, it is probable, but not certain, that these costs will be recoverable, subject to IURC approval. Through December 31, 2013, we have deferred as a regulatory asset, $2.2 million of MISO transmission expansion costs.

Senate Bill 560

In April 2013, Senate Bill 560 became law in Indiana.  This law provides more regulatory flexibility to the current process for reviewing necessary utility system improvements and determining appropriate rates. Senate Bill 560 allows utilities to propose a seven-year infrastructure plan for distribution, transmission and storage to the IURC and, if the plan is considered reasonable by the IURC, the utility could recover its investment in facilities identified in the plan in a timely manner. In addition, when Indiana utilities apply for a change in their basic rates and charges, if new rates are not approved by the IURC within 300 days after the utility filed its case-in-chief, the bill allows the utility to implement temporary rates including 50% of the proposed increase. Such temporary rates would be subject to a reconciliation implemented via a credit or surcharge in equal amounts each month for six months, if the IURC’s final order established rates were to differ from the temporary rates previously placed into effect. The IURC would be allowed to extend the 300-day deadline by 60 days, for good cause. Both provisions, as well as an additional provision that allows utilities to utilize a forward-looking test year in rate cases, recognize the capital-intensive nature of the energy industry and seek to reduce time between a utility’s investment and the opportunity to recover the investment through rates.

4. UTILITY PLANT IN SERVICE

The original cost of utility plant in service segregated by functional classifications, follows:

	As of December 31,
	2013	2012
	(In Thousands)
Production	$2,743,677	$2,708,826
Transmission	256,892	249,577
Distribution	1,283,391	1,249,445
General plant	194,792	174,686
Total utility plant in service	$4,478,752	$4,382,534

Substantially all of IPL’s property is subject to a  $1,025.3 million direct first mortgage lien, as of December 31, 2013, securing IPL’s first mortgage bonds. Property under capital leases as of December 31, 2013 and 2012 was insignificant. Total non-contractually or legally required removal costs of utility plant in service at December 31, 2013 and 2012 were $605.2 million and $575.9 million, respectively and total contractually or legally required removal costs of utility plant in service at December 31, 2013 and 2012 were $41.4 million and $17.6 million, respectively. Please see Note 7, “Asset Retirement Obligations” for further information.

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

Cash Equivalents

As of December 31, 2013 and 2012, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity (Level 1), which was $0.2 million and $0.4 million as of December 31, 2013 and 2012, respectively.

Pension Assets

As of December 31, 2013, IPL’s pension assets are recognized at fair value in the determination of our net accrued pension obligation in accordance with the guidelines established in ASC 715 and ASC 820, which is described below. For a complete discussion of the impact of recognizing pension assets at fair value, please refer to Note 11, “Pension and Other Postretirement Benefits.”

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

The following table shows the face value and the fair value of fixed rate and variable rate indebtedness (Level 2) for the periods ending:

	December 31, 2013		December 31, 2012
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$1,025.3	$1,077.1	$965.3	$1,144.3
Variable-rate	50.0	50.0	50.0	50.0
Total indebtedness	$1,075.3	$1,127.1	$1,015.3	$1,194.3

The difference between the face value and the carrying value of this indebtedness represents unamortized discounts of $1.3 million and $1.1 million at December 31, 2013 and December 31, 2012, respectively.

Other Financial Assets and Liabilities

IPL did not have any financial assets or liabilities measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the periods covered by this report. As of December 31, 2013 and 2012,  all (excluding pension assets – see Note 11,  “Pension and Other Postretirement Benefits”) of IPL’s financial assets or liabilities measured at fair value on a recurring basis were considered Level 3, based on the fair value hierarchy. The following table presents those financial assets and liabilities:

	Fair Value Measurements
	Using Level 3 at
	December 31, 2013	December 31, 2012
	(In Thousands)
Financial assets:
Financial transmission rights	$4,288	$2,419
Total financial assets measured at fair value	$4,288	$2,419

Financial liabilities:
Other derivative liabilities	$155	$170
Total financial liabilities measured at fair value	$155	$170

The following table sets forth a reconciliation of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

	Derivative Financial
	Instruments, net	Investments in
	Liability	Debt Securities	Total
	(In Thousands)
Balance at January 1, 2011	$(7,461)	$41,669	$34,208
Unrealized gain recognized in OCI	—	331	331
Unrealized losses recognized in earnings	(15)	—	(15)
Unrealized loss recognized as a regulatory liability	(5,095)	—	(5,095)
Issuances	8,085	—	8,085
Settlements	7,084	(42,000)	(34,916)
Balance at December 31, 2011	$2,598	$—	$2,598
Unrealized gain recognized in earnings	11	—	11
Issuances	8,832	—	8,832
Settlements	(9,192)	—	(9,192)
Balance at December 31, 2012	$2,249	$—	$2,249
Unrealized gain recognized in earnings	15	—	15
Issuances	13,621	—	13,621
Settlements	(11,752)	—	(11,752)
Balance at December 31, 2013	$4,133	$—	$4,133

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

6. REGULATORY ASSETS AND LIABILITIES

Regulatory assets represent deferred costs or credits that have been included as allowable costs or credits for ratemaking purposes. IPL has recorded regulatory assets or liabilities relating to certain costs or credits as authorized by the IURC or established regulatory practices in accordance with ASC 980. IPL is amortizing non tax‑related regulatory assets to expense over periods ranging from 1 to 35 years. Tax-related regulatory assets represent the net income tax costs to be considered in future regulatory proceedings generally as the tax-related amounts are paid.

The amounts of regulatory assets and regulatory liabilities at December 31 are as follows:

	2013	2012	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Deferred fuel	$—	$1,332	Through 2014 (1)
Environmental project costs	2,409	3,574	Through 2014 (1)
Total current regulatory assets	2,409	4,906

Long-term:
Unrecognized pension and other	183,757	341,471	Various
postretirement benefit plan costs
Income taxes recoverable through rates	41,970	44,259	Various
Deferred MISO costs	97,540	89,479	To be determined(2)
Unamortized Petersburg Unit 4 carrying	14,244	14,803	Through 2026 (1)(3)
charges and certain other costs
Unamortized reacquisition premium on debt	25,893	27,510	Over remaining life of debt
Environmental project costs	5,505	5,935	Through 2021(1)
Other miscellaneous	538	382	To be determined(2)
Total long-term regulatory assets	369,447	523,839
Total regulatory assets	$371,856	$528,745

Regulatory Liabilities
Current:
Deferred fuel	2,600	—
FTR’s	$4,288	$2,419	Through 2014 (1)
Fuel related	2,500	2,500	Through 2014 (4)
DSM program costs	3,048	5,556	Through 2014 (1)
Total current regulatory liabilities	12,436	10,475

Long-term:
ARO and accrued asset removal costs	580,865	559,760	Not Applicable
Unamortized investment tax credit	4,317	5,307	Through 2021
Fuel related	571	5,277	To be determined(4)
Total long-term regulatory liabilities	585,753	570,344
Total regulatory liabilities	$598,189	$580,819

(1) (2) (3)

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

Deferred fuel was a regulatory liability of $2.6 million as of December 31, 2013 and a regulatory asset of $1.3 million as of December 31, 2012.  The deferred fuel asset decreased $3.9 million in 2013 as a result of IPL charging more for fuel than our actual costs to our jurisdictional customers.

Unrecognized Pension and Postretirement Benefit Plan Costs

In accordance with ASC 715 “Compensation – Retirement Benefits” and ASC 980, we recognize a regulatory asset equal to the unrecognized actuarial gains and losses and prior service costs. Pension expenses are recorded based on the benefit plan’s actuarially determined pension liability and associated level of annual expenses to be recognized. The other postretirement benefit plan’s deferred benefit cost is the excess of the other postretirement benefit liability over the amount previously recognized.

Income Taxes Recoverable Through Rates

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

IPL’s ARO relates primarily to environmental issues involving asbestos, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a reconciliation of the ARO legal liability year end balances:

	2013	2012
	(In Millions)
Balance as of January 1	$17.6	$16.6
Liabilities incurred - ash pond adjustments	22.7	—
Accretion expense	1.1	1.0
Balance as of December 31	$41.4	$17.6

Additional liabilities of $22.7 million were incurred in 2013 for adjustments recorded to the estimated ARO liability for IPL’s ash ponds. As of December 31, 2013 and 2012,  IPL did not have any assets that are legally restricted for settling its ARO liability.

8. SHAREHOLDER’S EQUITY

Capital Stock

All of the outstanding common stock of IPL is owned by IPALCO. IPL’s common stock is pledged under IPALCO’s $400 million of 7.25% Senior Secured Notes due April 1, 2016 (“2016 IPALCO Notes”) and $400 million of 5.00% Senior Secured Notes due May 1, 2018 (“2018 IPALCO Notes”). There have been no changes in the capital stock of IPL during the three years ended December 31, 2013.

Paid In Capital

On July 31, 2013, IPALCO received an equity capital contribution of $49.1 million from AES for funding needs related to IPL’s environmental construction program; IPALCO then made the same equity capital contribution to IPL.

Dividend Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2013, exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its credit agreement, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain a ratio of total debt to total capitalization not in excess of 0.65 to 1, in order to pay dividends. As of December 31, 2013 and as of the filing of this report, IPL was in compliance with all covenants and no event of default existed.

Cumulative Preferred Stock of Subsidiary

IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2013, 2012 and 2011, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL’s board of directors. Based on the preferred stockholders’ ability to elect a majority of IPL’s board of directors in this circumstance, the redemption of the preferred shares is considered to be not solely within the control of the issuer and the preferred stock was considered temporary equity and presented in the mezzanine level of the audited consolidated balance sheets in accordance with the relevant accounting guidance for non-controlling interests and redeemable securities. IPL has issued and outstanding 500,000 shares of 5.65% Preferred Stock, which are now redeemable at par value, subject to certain restrictions, in whole or in part. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2013, 2012 and 2011, preferred stock consisted of the following:

	December 31, 2013		December 31,
	Shares		2013	2012	2011
	Outstanding	Call Price	Par Value, plus premium, if applicable
			(In Thousands)
Cumulative $100 par value,
authorized 2,000,000 shares
4% Series	47,611	$118.00	$5,410	$5,410	$5,410
4.2% Series	19,331	103.00	1,933	1,933	1,933
4.6% Series	2,481	103.00	248	248	248
4.8% Series	21,930	101.00	2,193	2,193	2,193
5.65% Series	500,000	100.00	50,000	50,000	50,000
Total cumulative preferred stock	591,353		$59,784	$59,784	$59,784

9. INDEBTEDNESS

Restrictions on Issuance of Debt

All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 28, 2014. As of December 31, 2013, IPL also has authority from the IURC to, among other things, issue up to $425 million in aggregate principal amount of long-term debt and refinance up to $171.9 million in existing indebtedness through December 31, 2016, and to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time. IPL also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facility, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

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

Long-Term Debt

The following table presents our long-term indebtedness:

		December 31,
Series	Due	2013	2012
		(In Thousands)
IPL First Mortgage Bonds (see below):
6.30%	July 2013	$—	$110,000
4.90%(2)	January 2016	30,000	30,000
4.90%(2)	January 2016	41,850	41,850
4.90%(2)	January 2016	60,000	60,000
5.40%(1)	August 2017	24,650	24,650
3.875%(2)	August 2021	55,000	55,000
3.875%(2)	August 2021	40,000	40,000
4.55%(2)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	—
Unamortized discount – net		(1,339)	(1,096)
Total IPL first mortgage bonds		1,023,961	964,204
Less: Current Portion of Long-term Debt		—	110,000
Net Consolidated IPL Long-term Debt		1,023,961	854,204

(1)	First Mortgage Bonds are issued to the city of Petersburg, Indiana, to secure the loan of proceeds from various tax-exempt instruments issued by the city.
(2)	First Mortgage Bonds are issued to the Indiana Finance Authority, to secure the loan of proceeds from the tax-exempt bonds issued by the Indiana Finance Authority.

IPL First Mortgage Bonds and Indiana Finance Authority Bond Issuances

The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a first mortgage lien securing indebtedness of $1,025.3 million as of December 31, 2013. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2013.

In September 2011, the Indiana Finance Authority issued on behalf of IPL an aggregate principal amount of $55.0 million of 3.875% Environmental Facilities Revenue Bonds Series 2011A (Indianapolis Power & Light Company Project) due August 2021 and an aggregate principal amount of $40.0 million of 3.875% Environmental Facilities Refunding Revenue Bonds Series 2011B (Indianapolis Power & Light Company Project) due August 2021.  Also in September 2011, IPL issued $95.0 million aggregate principal amount of first mortgage bonds to the Indiana Finance Authority at 3.875% to secure the loan of proceeds from these two series of bonds issued by the Indiana Finance Authority. Proceeds of these bonds were used to retire $40.0 million of existing 5.75% IPL first mortgage bonds, and for the construction, installation and equipping of pollution control facilities, solid waste disposal facilities and industrial development projects at IPL’s Petersburg generating station.

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

•

$40.0 million aggregate principal amount of the City of Petersburg, Indiana Pollution Control Refunding Revenue Bonds Adjustable Rate Tender Securities, 1995B Series,  Indianapolis Power & Light Company Project (“1995B Bonds”), variable rate, due 2023;

•	$20.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste Disposal Revenue Bonds, 1994A Series, Indianapolis Power & Light Company Project, 5.90% Series, due 2024;
•	$30.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste Disposal Revenue Bonds, 1995C Series, Indianapolis Power & Light Company Project, 5.95% Series, due 2029;
•	$20.0 million aggregate principal amount of the City of Petersburg, Indiana Solid Waste Disposal Revenue Bonds, 1996 Series, Indianapolis Power & Light Company Project, 6.375% Series, due 2029; and
•

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

Accounts Receivable Securitization

IPL formed IPL Funding in 1996 as a special-purpose entity to purchase receivables originated by IPL pursuant to a receivables purchase agreement between IPL and IPL Funding. IPL Funding also entered into a sale facility as defined in the Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009, among IPL, IPL Funding Corporation, as the Seller, Indianapolis Power & Light Company, as the Collection Agent, Royal Bank of Scotland plc, as the Agent, the Liquidity Providers and Windmill Funding Corporation (“Receivables Sale Agreement”), which matured as extended on October 24, 2012. At that time, Citibank, N.A. and its affiliate, CRC Funding, LLC, replaced The Royal Bank of Scotland plc and Windmill Funding Corporation as Agent and Investor, respectively, collectively now referred to as the “Purchaser.” This agreement has since been renewed annually and, as such, currently is set to mature on October 20, 2014.

Pursuant to the terms of the Receivables Sale Agreement, the Purchasers agree to purchase from IPL Funding, on a revolving basis, interests in the pool of receivables purchased from IPL up to the lesser of (1) an amount determined pursuant to the sale facility that takes into account certain eligibility requirements and reserves relating to the receivables, or (2) $50 million. That amount was $50 million as of December 31, 2013 and December 31, 2012. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold to the maximum amount permitted by the sale facility. IPL Funding is included in the Consolidated Financial Statements of IPL.

ASC 860 requires specific disclosures for transfers of financial assets to the extent they are considered material to the financial statements. Taking into consideration the obligation to the Purchasers is now treated as debt on IPALCO’s consolidated balance sheet, the following discussion addresses those disclosures that management believes are material to the financial statements.

IPL retains servicing responsibilities in its role as collection agent on the amounts due on the sold receivables. Per the terms of the purchase agreement IPL Funding pays IPL $0.6 million annually in servicing fees.  Also in accordance with the purchase agreement, the receivables are purchased  from IPL at a discounted rate of 3.5% as of December 31, 2013 facilitating IPL Funding’s ability to pay its expenses such as the servicing fee described above. No servicing asset or liability is recorded since the servicing fee paid to IPL approximates a market rate. However, the Purchasers assume the risk of collection on the purchased receivables without recourse to IPL in the event of a loss.

The total fees paid to the Purchasers recognized on the sales of receivables were $0.4 million, $0.6 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts were included in Other interest on the Consolidated Statements of Comprehensive Income.

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

Under the sale facility, if IPL fails to maintain a certain debt-to-capital ratio, it would constitute a “termination event.” As of December 31, 2013,  IPL was in compliance with such covenant.

In the event that IPL’s long-term senior unsecured credit rating falls below BBB- at S&P and Baa3 at Moody’s Investors Service, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a “lock-box” event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock‑box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of additional interests in receivables and cause all proceeds of the purchased interests to be used to reduce the Purchaser’s investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased interests in receivables ($50 million as of December 31, 2013).

Line of Credit

In December 2010, IPL entered into a 5-year $250 million unsecured revolving credit facility credit agreement (the “Credit Agreement”) with a syndication of banks. This Credit Agreement is a committed line of credit for letters of credit, working capital and general corporate purposes which matures on December 14, 2015 and bears interest at variable rates as defined in the Credit Agreement. Prior to execution, IPL had existing general banking relationships with the parties in this agreement. As of December 31, 2013 and 2012, IPL had no outstanding borrowings on the committed line of credit.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2013, are as follows:

Year	Amount
(In Thousands)
2014	$—
2015	—
2016	131,850
2017	24,650
2018	—
Thereafter	868,800
Total	$1,025,300

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

On May 10, 2011, the state of Indiana enacted House Bill 1004, which phases in over four years a 2% reduction to the state corporate income tax rate. Upon enactment of the law in the second quarter of 2011, an initial adjustment to the deferred tax balances was recorded according to the anticipated reversal of temporary differences. In the fourth quarter of each tax year until the tax rate becomes final with the 2016 tax year, the reversal of the temporary differences is to be re-evaluated and the appropriate adjustment to the deferred tax balances is to be recorded. The change in required deferred taxes on plant and plant-related temporary differences for 2013 tax year re-evaluation resulted in a reduction of the associated regulatory asset of $0.8 million. The change in required deferred taxes on non-property related temporary differences which are not probable to cause a reduction in future base customer rates resulted in a tax benefit of $0.1 million in 2013. The statutory state corporate income tax rate will be 7.25% for 2014.

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

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In Thousands)
Unrecognized tax benefits at January 1	$6,138	$5,354	$4,757
Gross increases – current period tax positions	986	997	753
Gross decreases – prior period tax positions	(390)	(213)	(156)
Unrecognized tax benefits at December 31	$6,734	$6,138	$5,354

The unrecognized tax benefits at December 31, 2013 represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of the deductions will not affect the annual effective tax rate but would accelerate the tax payments to an earlier period.

Tax-related interest expense and income is reported as part of the provision for federal and state income taxes. Penalties, if incurred, would also be recognized as a component of tax expense. There are no interest or penalties applicable to the periods contained in this report.

Federal and state income taxes charged to income are as follows:

	2013	2012	2011
	(In Thousands)
Charged to utility operating expenses:
Current income taxes:
Federal	$53,937	$55,201	$54,377
State	15,191	16,641	16,539
Total current income taxes	69,128	71,842	70,916
Deferred income taxes:
Federal	(8,048)	(3,285)	(5,027)
State	(1,031)	204	(1,608)
Total deferred income taxes	(9,079)	(3,081)	(6,635)
Net amortization of investment credit	(1,501)	(1,599)	(1,672)
Total charge to utility operating expenses	58,548	67,162	62,609
Charged to other income and deductions:
Current income taxes:
Federal	(752)	395	2,883
State	(62)	245	916
Total current income taxes	(814)	640	3,799
Deferred income taxes:
Federal	(13)	10	(5)
State	(1)	4	5
Total deferred income taxes	(14)	14	—
Net provision to other income and deductions	(828)	654	3,799
Total federal and state income tax provisions	$57,720	$67,816	$66,408

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2013	2012	2011

Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	6.0%	6.5%	6.0%
Amortization of investment tax credits	(1.0%)	(0.9%)	(1.0%)
Depreciation flow through and amortization	(0.2%)	(0.1%)	0.1%
Additional funds used during construction - equity	0.4%	1.1%	0.6%
Manufacturers’ Production Deduction (Sec. 199)	(3.2%)	(3.0%)	(2.4%)
Other – net	0.4%	0.9%	0.4%
Effective tax rate	37.4%	39.5%	38.7%

Internal Revenue Code Section 199 permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. IPL’s electric production activities qualify for this deduction. Beginning in 2010 and thereafter, the deduction is equal to 9% of the taxable income attributable to qualifying production activity. The tax benefit associated with the Internal Revenue Code Section 199 domestic production deduction for 2012 and 2011 was $5.1 million and $4.0 million, respectively. The benefit for 2013 is estimated to be $4.9 million.

The significant items comprising IPL’s net accumulated deferred tax liability recognized on the audited Consolidated Balance Sheets as of December 31, 2013 and 2012, are as follows:

	2013	2012
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$462,049	$475,517
Regulatory assets recoverable through future rates	141,679	197,909
Other	15,005	12,643
Total deferred tax liabilities	618,733	686,069
Deferred tax assets:
Investment tax credit	2,619	3,216
Regulatory liabilities including ARO	239,713	229,025
Employee benefit plans	45,712	114,420
Other	10,545	8,276
Total deferred tax assets	298,589	354,937
Accumulated net deferred tax liability	320,144	331,132
Less: deferred tax asset - current	(11,950)	(10,782)
Accumulated deferred income taxes – net	$332,094	$341,914

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

Approximately 88% of IPL’s active employees are covered by the Employees’ Retirement Plan of Indianapolis Power & Light Company (“Defined Benefit Pension Plan”) as well as the Employees’ Thrift Plan of Indianapolis Power & Light Company (“Thrift Plan”). The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 12% of active employees are covered by the AES Retirement Savings Plan. The AES Retirement Savings Plan (“RSP”) is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while International Brotherhood of Electrical Workers (“IBEW”) physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan. This lump sum is in addition to the IPL match of participant contributions up to 5% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee’s pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan of Indianapolis Power & Light Company (“Supplemental Retirement Plan”). The total number of participants in the plan as of December 31, 2013 was 25. The plan is closed to new participants.

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 178 active employees and 52 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2013. The plan is unfunded. These postretirement health care benefits and the related obligation were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits
	as of December 31,
	2013	2012
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at beginning Measurement Date (see below)	$763,600	$679,261
Service cost	9,195	7,986
Interest cost	28,363	30,232
Actuarial (gain) loss	(99,455)	69,099
Amendments (primarily increases in pension bands)	(1)	7,349
Benefits paid	(50,989)	(30,327)
Projected benefit obligation at ending Measurement Date	650,713	763,600
Change in plan assets:
Fair value of plan assets at beginning Measurement Date	495,082	426,384
Actual return on plan assets	67,791	50,713
Employer contributions	49,702	48,312
Benefits paid	(50,989)	(30,327)
Fair value of plan assets at ending Measurement Date	561,586	495,082
Funded status	$(89,127)	$(268,518)
Amounts recognized in the statement of financial position under ASC 715:
Current liabilities	$—	$—
Noncurrent liabilities	(89,127)	(268,518)
Net amount recognized	$(89,127)	$(268,518)
Sources of change in regulatory assets(1):
Prior service cost (credit) arising during period	$—	$7,350
Net loss (gain) arising during period	(128,960)	50,938
Amortization of prior service (cost) credit	(4,916)	(4,246)
Amortization of gain (loss)	(22,735)	(19,471)
Total recognized in regulatory assets(1)	$(156,611)	$34,571

Total amounts included in accumulated other comprehensive income (loss)	NA(1)	NA(1)
Amounts included in regulatory assets and liabilities(1):
Net loss (gain)	$162,863	$314,557
Prior service cost (credit)	28,920	33,836
Total amounts included in regulatory assets (liabilities)	$191,783	$348,393

(1) Represents amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid        (accrued) benefit costs.

Effect of ASC 715

ASC 715 requires a portion of pension and other postretirement liabilities to be classified as current liabilities to the extent the following year’s expected benefit payments are in excess of the fair value of plan assets. As each Pension Plan has assets with fair values in excess of the following year’s expected benefit payments, no amounts have been classified as current. Therefore, the entire net amount recognized in IPL’s Consolidated Balance Sheets of $89.1 million is classified as a long-term liability.

Information for Pension Plans with a projected benefit obligation in excess of plan assets

	Pension benefits
	as of December 31,
	2013	2012
	(In Thousands)
Benefit obligation	$650,713	$763,600
Plan assets	561,586	495,082
Benefit obligation in excess of plan assets	$89,127	$268,518

IPL’s total benefit obligation in excess of plan assets was $89.1 million as of December 31, 2013 ($88.9 million Defined Benefit Pension Plan and $0.2 million Supplemental Retirement Plan).

Information for Pension Plans with an accumulated benefit obligation in excess of plan assets

	Pension benefits
	as of December 31,
	2013	2012
	(In Thousands)
Accumulated benefit obligation	$638,048	$746,542
Plan assets	561,586	495,082
Accumulated benefit obligation in excess of plan assets	$76,462	$251,460

IPL’s total accumulated benefit obligation in excess of plan assets was $76.5 million as of December 31, 2013 ($76.3 million Defined Benefit Pension Plan and $0.2 million Supplemental Retirement Plan).

Pension Benefits and Expense

The 2013 net actuarial gain of $129.0 million is comprised of two parts: (1) a  $29.5 million pension asset actuarial gain primarily due to the higher than expected return on assets, and (2) a  $99.5 million pension liability actuarial gain primarily due to an increase in the discount rate used to value pension liabilities. The unrecognized net loss of $162.9 million in the Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company (“Pension Plans”) has accumulated over time primarily due to the long-term declining trend in corporate bond rates, the lower than expected return on assets during the year 2008, and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of participants, since ASC 715 was adopted.  During 2013, the accumulated net loss was significantly decreased due to a combination of (1) higher discount rates used to value pension liabilities, and (2) greater than expected return on pension assets.  The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 10.0 years based on estimated demographic data as of December 31, 2013. The projected benefit obligation of $650.7 million, less the fair value of assets of $561.6 million results in a funded status of ($89.1 million) at December 31, 2013.

	Pension benefits for
	years ended December 31,
	2013	2012	2011
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$9,195	$7,986	$7,234
Interest cost	28,363	30,232	31,828
Plan settlements	—	—	—
Expected return on plan assets	(38,287)	(32,554)	(32,168)
Amortization of prior service cost	4,916	4,246	4,346
Recognized actuarial loss	22,735	19,471	13,306
Total pension cost	26,922	29,381	24,546
Less: amounts capitalized	2,881	2,497	2,258
Amount charged to expense	$24,041	$26,884	$22,288
Rates relevant to each year’s expense calculations:
Discount rate – defined benefit pension plan	3.80%	4.56%	5.38%
Discount rate – supplemental retirement plan	3.41%	4.37%	5.09%
Expected return on defined benefit pension plan assets	7.25%	7.50%	7.75%
Expected return on supplemental retirement plan assets	7.25%	7.50%	7.75%

Pension expense for the following year is determined as of the December 31st measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets and a discount rate used to determine the projected benefit obligation. In establishing our expected long-term rate of return assumption, we consider historical returns, as well as, the expected future weighted-average returns for each asset class based on the target asset allocation. For 2013, pension expense was determined using an assumed long-term rate of return on plan assets of 7.25%. As of the December 31, 2013 measurement date, IPL increased the discount rate from 3.80% to 4.92% for the Defined Benefit Pension Plan and increased the discount rate from 3.41% to 4.64% for the Supplemental Retirement Plan. The discount rate assumption affects the pension expense determined for 2014. In addition, IPL decreased the expected long-term rate of return on plan assets from 7.25% to 7.00% effective January 1, 2014. The expected long-term rate of return assumption affects the pension expense determined for 2014. The effect on 2014 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($1.5 million) and $1.5 million, respectively. The effect on 2014 total pension expense of a 100 basis point increase and decrease in the expected long-term rate of return on plan assets is ($5.9 million) and $5.9 million, respectively.

Expected amortization

The estimated net loss and prior service cost for the Pension Plans that will be amortized from the regulatory asset into net periodic benefit cost over the 2014 plan year are $9.7 million and $4.9 million, respectively (Defined Benefit Pension Plan of $9.6 million and $4.9 million, respectively; and the Supplemental Retirement Plan of $0.1 million and $0.0 million, respectively).

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

A description of the valuation methodologies used for each major class of assets and liabilities measured at fair value follows:

•

Other than common/collective trust funds, hedge funds and non U.S. treasury debt securities, all the Plan’s investments are actively traded on an open market and are categorized as Level 1 in the fair value hierarchy.

•

The Plan’s hedge fund investment is valued at net asset value (NAV) of units held by the Plan. Unit value is determined primarily by references to the fund’s underlying assets, which are principally investments in another hedge fund which invests in U.S. and international equities. The Plan may redeem its ownership interest in the hedge fund at NAV, with 60 days’ notice, on quarterly terms.

•

The Plan’s investments in common/collective trust funds are valued at the NAV of the units of the common/collective trust funds held by the Plan at year-end. The Plan may redeem its units of the common/collective trust funds at NAV daily. The objective of the common/collective trust funds the Plan is invested in is to track the performance of the Russell 1000 Growth or Russell 1000 Value index. These NAVs have been determined based on the market value of the underlying equity securities held by the common/collective trust funds.

•

The Plan’s investments in corporate bonds, municipal bonds, and U.S. Government agency fixed income securities are valued from third-party pricing sources, but they generally do not represent transaction prices for the identical security in an active market nor does it represent data obtained from an exchange.

•

The Plan’s investments in hedge funds, common/collective trust funds, and non U.S. treasury debt securities have been recorded at fair value and are all categorized as Level 2 investments in the fair value hierarchy.

•

The Plan’s investment in other assets represents a pending receivable of the Plan as of December 31, 2013 due to the partial liquidation of its hedge fund investment. The pending receivable is categorized as Level 1 in the fair value hierarchy since this amount is confirmed. The Plan received 90% of the confirmed redemption in January 2014 with the remainder to be paid to the Plan over the next year in accordance with redemption policies.

The primary objective of the Plan  is to provide a source of retirement income for its participants and beneficiaries, while the primary financial objective is to improve the funded status of the Plan.  A secondary financial objective is, where possible, to minimize pension expense volatility.  The objective is based on a long-term investment horizon, so that interim fluctuations should be viewed with appropriate perspective.  There can be no assurance that these objectives will be met.

In establishing our expected long-term rate of return assumption, we utilize a methodology developed by the plan’s investment consultant who maintains a capital market assumption model that takes into consideration risk, return and correlation assumptions across asset classes.  A combination of quantitative analysis of historical data and qualitative judgment is used to capture trends, structural changes and potential scenarios not reflected in historical data.

The result of the analyses is a series of inputs that produce a picture of how the plan consultant believes portfolios are likely to behave through time.  Capital market assumptions are intended to reflect the behavior of asset classes observed over several market cycles.  Stress assumptions are also examined, since the characteristics of asset classes are constantly changing.  A dynamic model is employed to manage the numerous assumptions required to estimate portfolio characteristics under different base currencies, time horizons, and inflation expectations.

The Plan consultant develops forward-looking, long-term capital market assumptions for risk, return, and correlations for a variety of global asset classes, interest rates, and inflation.  These assumptions are created using a combination of historical analysis, current market environment assessment and by applying the consultant’s own judgment.  The consultant then determines an equilibrium long-term rate of return.  We then take into consideration the investment manager/consultant expenses, as well as any other expenses expected to be paid out of the Plan’s trust. Finally, we have the plan’s actuary perform a tolerance test of the consultant’s equilibrium expected long-term rate of return (EROA).  We use an EROA compatible with the actuary’s tolerance level.

The investment management of the pension assets are managed with the following asset allocation guidelines:

	Target	Upper
	Allocation	Limit
Broad Horizon:
Equity	55%	+/- 10%
Fixed income	40%	+/- 10%
Core property	5%	+/- 5%
Total	100%

	Target
	Allocation
Target:
Equity:
S&P 500 index	30%
U.S. large cap fundamental	11%
U.S. small/mid cap equity (passive)	6%
U.S. small cap (active)	3%
World equity ex-U.S.	10%
Total equity	60%

Fixed Income:
Custom liability driven investments	40%
Total fixed income	40%

Total target	100%

	Fair Value Measurements at
	December 31, 2013 (in thousands)
		Quoted Prices in	Significant
		Active Markets for	Observable
		Identical Assets	Inputs
Asset Category	Total	(Level 1)	(Level 2)%

Short-term investments	$55,273	$55,273	$—	10%
Corporate stocks - common	45,875	45,875	—	8%
Mutual funds:
U.S. equities	182,251	182,251	—	33%
International equities	37,125	37,125	—	7%
Fixed income	1,568	1,568	—	0%
Fixed income securities:
U.S. Treasury securities	23,649	23,649	—	4%
U.S. Government agency securities	8,103	—	8,103	2%
Corporate bonds	159,393	—	159,393	28%
Hedge funds	7,750	—	7,750	1%
Other funds	40,599	40,599	—	7%
Total	$561,586	$386,340	$175,246	100%

	Fair Value Measurements at
	December 31, 2012 (in thousands)
		Quoted Prices in	Significant
		Active Markets for	Observable
		Identical Assets	Inputs
Asset Category	Total	(Level 1)	(Level 2)%

Short-term investments	$42,015	$42,015	$—	8%
Corporate stocks - common	118,678	118,678	—	24%
Common collective trust funds	70,091	—	70,091	14%
Mutual funds:
U.S. equities	8,850	8,850	—	2%
International equities	42,581	42,581	—	9%
Fixed income	3,626	3,626	—	1%
Fixed income securities:
U.S. Treasury securities	17,293	17,293	—	3%
U.S. Government agency securities	7,877	—	7,877	2%
Corporate bonds	148,573	—	148,573	30%
Hedge funds	35,498	—	35,498	7%
Total	$495,082	$233,043	$262,039	100%

Pension Funding

We contributed $49.7 million, $48.3 million, and $37.3 million to the Pension Plans in 2013, 2012 and 2011, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, IPL’s funding target liability shortfall is estimated to be approximately $56 million as of January 1, 2014. The shortfall must be funded over seven years. In addition, IPL must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be about $8.1 million in 2014, which includes $3.0 million for plan expenses.   Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven-year period.  IPL elected to fund $54.1 million in January, 2014 which satisfies all funding requirements for the calendar year 2014.  IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2013 and 2012 were $51.0 million and $30.3 million respectively. The increase in 2013 benefit payments is primarily due to a one-time lump sum option of approximately $20 million in total offered to all deferred vested participants. Projected benefit payments are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2014	$34,434
2015	36,152
2016	37,514
2017	38,998
2018	40,333
2019 through 2023 (in total)	222,782

Defined Contribution Plans

All of IPL’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 88% of IPL’s active employees are covered by the Thrift Plan, a qualified defined contribution plan. All union new hires are covered under the Thrift Plan, while non-union new hires are covered by the RSP.

Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds. The IBEW clerical-technical union new hires receive an annual lump sum company contribution into the Thrift Plan in addition to the IPL match. Employer contributions to the Thrift Plan were $3.0 million, $2.9 million and $2.9 million for 2013, 2012 and 2011, respectively.

The AES Retirement Savings Plan

Approximately 12% of IPL’s active employees are covered by the RSP, a qualified defined contribution plan containing a profit sharing component. Participants elect to make contributions to the RSP based on a percentage of their taxable compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s taxable compensation. In addition, the RSP has a profit sharing component whereby IPL contributes a percentage of each employee’s annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES Board of Directors on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the RSP were $1.8 million, $2.2 million and $2.2 million for 2013, 2012 and 2011, respectively.

12. COMMITMENTS AND CONTINGENCIES

Legal Loss Contingencies

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

New Source Review

In October 2009, IPL received a Notice of Violation (“NOV”) and Finding of Violation from the EPA pursuant to the Federal Clean Air Act  Section 113(a). The NOV alleges violations of the Federal Clean Air Act at IPL’s three primarily coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and nonattainment New Source Review requirements under the Federal Clean Air Act. Since receiving the letter, IPL management has met with the EPA staff regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard. IPL has recorded a contingent liability related to this matter.

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

14. RELATED PARTY TRANSACTIONS

IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly‑owned subsidiary of AES. IPL is not self-insured on property insurance with the exception of a $5 million self-insured retention per occurrence. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPL, also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by the third-party administrator. The cost to IPL of coverage under this program was approximately $3.1 million,  $2.9 million, and $3.2 million in 2013, 2012 and 2011, respectively, and is recorded in Other operating expenses on the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2013 and 2012, we had prepaid approximately $2.5 million and $1.5 million, respectively, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $22.3 million,  $22.8 million, and $22.6 million in 2013, 2012 and 2011, respectively, and is recorded in Other operating expenses on the accompanying Consolidated Statements of Comprehensive Income. As of December 31, 2013 and 2012 we had prepaid approximately $2.2 million and $2.4 million for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries, including IPL. Under a tax sharing agreement with IPALCO, IPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPL had a receivable balance under this agreement of $1.5 million and $5.0 million as of December 31, 2013 and 2012, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

Long-term Compensation Plan

During 2013, 2012 and 2011, many of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units and options to purchase shares of AES common stock. All such components vest in thirds over a three-year period and the terms of the AES restricted stock unit issued prior to 2011 also include a two year minimum holding period after the awards vest. Awards made in 2011 and for subsequent years will not be subject to a two year holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2013, 2012 and 2011 was $1.1 million, $0.8 million and $1.2 million, respectively and was included in Other Operating Expenses on IPL’s Consolidated Statements of Comprehensive Income. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as paid in capital on IPL’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation – Stock Compensation.”

See also “The AES Retirement Savings Plan” included in Note 11, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPL for a description of benefits awarded to IPL employees by AES under the RSP.

Service Company

Effective December 22, 2013, AES US Services, LLC (the “Service Company”)  began providing services including accounting, legal, human resources, information technology and other services of a similar nature on behalf of the AES U.S. Strategic Business Unit (“U.S. SBU”). The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable distribution. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses.

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

16. QUARTERLY RESULTS (UNAUDITED)

Operating results for the years ended December 31, 2013 and 2012, by quarter, are as follows:

	2013
	March 31	June 30	September 30	December 31
	(In Thousands)
Operating revenue	$327,017	$299,569	$321,274	$307,874
Operating income	42,962	31,783	47,719	28,282
Net income	29,106	17,762	35,100	14,584

	2012
	March 31	June 30	September 30	December 31
	(In Thousands)
Operating revenue	$301,104	$292,659	$324,478	$311,536
Operating income	37,951	34,583	50,227	40,139
Net income	23,744	20,316	35,505	24,564

The quarterly figures reflect seasonal and weather‑related fluctuations that are normal to IPL’s operations.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Rules 13a-15(e) and 15-d-15(e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of December 31, 2013. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of December 31, 2013, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Management for the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

▪	pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
▪

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

▪

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) in 1992.

Management’s Conclusion on Internal Control over Financial Reporting

Management has concluded that, as of December 31, 2013, the Company maintained effective internal controls over financial reporting.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Not applicable pursuant to General Instruction I of the Form 10-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Financial Audit Committee of The AES Corporation pre-approved the audit and non-audit services provided by the independent auditors for 2013 and 2012 for itself and its subsidiaries, including IPALCO Enterprises, Inc. and its subsidiaries. The AES Financial Audit Committee maintained its policy established in 2002 within which to judge if the independent auditor may be eligible to provide certain services outside of its main role as outside auditor. Services within the established framework include audit and related services and certain tax services. Services outside of the framework require AES Financial Audit Committee approval prior to the performance of the service. The Sarbanes-Oxley Act of 2002 addresses auditor independence and this framework is consistent with the provisions of the Act. No services performed by the independent auditor with respect to IPALCO and its subsidiaries were approved after the fact by the AES Financial Audit Committee other than those that were considered to be de minimis and approved in accordance with Regulation 2-01(c)(7)(i)(c) to Regulation S-X of the Exchange Act.

In addition to the pre-approval policies of the AES Financial Audit Committee, the IPALCO Board of Directors has established a pre-approval policy for audit, audit related, and certain tax and other non-audit services. The Board of Directors will specifically approve the annual audit services engagement letter, including terms and fees, with the independent auditor. Other audit, audit related and tax consultation services specifically identified in the pre-approval policy are pre-approved by the Board of Directors on an annual basis, subject to review of the policy at least annually. This pre-approval allows management to request the specified services on an as-needed basis during the year. Any such services are reviewed with the Board of Directors on a timely basis. Any audit or non-audit services that involve a service not listed on the pre-approval list must be specifically approved by the Board of Directors prior to commencement of such work. No services were approved after the fact by the IPALCO Board of Directors other than those that were considered to be de minimis and approved in accordance with Regulation 2-01 (c)(7)(i)(c) to Regulation S-X of the Exchange Act.

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

The following table lists fees billed to IPALCO for products and services provided by our principal accountants:

	Years Ended December 31,
	2013	2012
Audit Fees	$811,000	900,000
Audit Related Fees:
Fees for the audit of IPL’s employee benefit plans	56,000	54,500
Assurance services for debt offering documents	59,000	21,450
Total Principal Accounting Fees and Services	$926,000	975,950

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to the financial statements, supplementary data and financial statement schedules

IPALCO Enterprises, Inc. and Subsidiaries – Consolidated Financial Statements	Page
Defined Terms	56
Report of Independent Registered Public Accounting Firm – 2013, 2012 and 2011	57
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	58
Consolidated Balance Sheets as of December 31, 2013 and 2012	59
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	60
Consolidated Statements of Common Shareholder’s Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011	61
Notes to Consolidated Financial Statements	62
Schedule I – Condensed Financial Information of Registrant	140
Schedule II – Valuation and Qualifying Accounts and Reserves	146

Indianapolis Power & Light Company and Subsidiary – Consolidated Financial Statements
Defined Terms	96
Report of Independent Registered Public Accounting Firm – 2013, 2012 and 2011	97
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	98
Consolidated Balance Sheets as of December 31, 2013 and 2012	99
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	100
Consolidated Statements of Common Shareholder’s Equity for the years ended December 31, 2013, 2012 and 2011	101
Notes to Consolidated Financial Statements	102
Schedule II – Valuation and Qualifying Accounts and Reserves	146

(b)	137

Exhibits

Exhibit No.	Document

3.1*	Second Amended and Restated Articles of Incorporation
3.2*	Amended and Restated By-Laws of IPALCO Enterprises, Inc.
4.1*	Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A. dated as of November 14, 2001
4.2*

Mortgage and Deed of Trust, dated as of May 1, 1940, between IPL and the Bank of New York Mellon Trust Company, NA, as successor in interest to American National Bank & Trust Company of Chicago, Trustee

4.3

The following supplemental indentures to the Mortgage and Deed of Trust referenced in 4.2 above:

*Third Supplemental Indenture, dated as of April 1, 1949

*Tenth Supplemental Indenture, dated as of October 1, 1960

*Eighteenth Supplemental Indenture, dated as of February 15, 1974

*Thirty-Seventh Supplemental Indenture, dated as of October 1, 1993

*Forty-Seventh Supplemental Indenture, dated as of August 1, 2003

*Forty-Eighth Supplemental Indenture, dated as of January 1, 2004

*Fifty-Second Supplemental Indenture, dated as of September 1, 2006

*Fifty-Third Supplemental Indenture, dated as of October 1, 2006.

*Fifty-Fourth Supplemental Indenture, dated as of June 1, 2007

*Fifty-Fifth Supplemental Indenture, dated as of May 1, 2009

*Fifty-Sixth Supplemental Indenture, dated as of May 1, 2009

*Fifty-Seventh Supplemental Indenture, dated as of May 1, 2009

*Fifty-Eighth Supplemental Indenture, dated as of August 1, 2011

*Fifty-Ninth Supplemental Indenture, dated as of August 1, 2011

Sixtieth Supplemental Indenture, dated as of November 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2011 10-K)

Sixty-First Supplemental Indenture, dated as of June 1, 2013 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2013 Form 10-Q)
4.4*	Indenture between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, dated as of April 15, 2008 for the 7.25% Senior Secured Notes Due 2016
4.5*

Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor Collateral Agent, dated as of April 15, 2008, to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated as of November 14, 2001

4.6* 4.7*

Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., dated as of May 18, 2011 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., dated as of November 14, 2001

Indenture between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 18, 2011 for the 5.00% Senior Secured Notes due 2018

10.1*	Interconnection Agreement, dated as of April 1, 2008, between American Electric Power Service Corporation, as agent for Indiana Michigan Power Company, and IPL
10.2*	Interconnection Agreement, dated as of December 2, 1968, between IPL and Southern Indiana Gas and Electric Company as modified through Modification Number 11
10.3*	Interconnection Agreement dated December 1, 1981, between IPL and Hoosier Energy Rural Electric Cooperative, Inc., as modified through Modification 6
10.4*	Tenth Supplemental Agreement to Interconnection Agreement between IPL and PSI Energy, Inc., dated as of June 26, 2002, amending and completely restating prior agreements
10.5*	IPALCO 1999 Stock Incentive Plan

10.6* 10.7* 10.8

$250,000,000 Revolving Credit Facilities Credit Agreement by and among Indianapolis Power & Light Company, The Lenders Party Hereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Sole Lead Arranger, Bank of America, N.A., as Syndication Agent and Union Bank, N.A., as Documentation Agent, dated as of December 14, 2010

First Amendment, dated as of March 14, 2011 to $250,000,000 Revolving Credit Facilities Credit Agreement by and among Indianapolis Power & Light Company, the Lenders Party Hereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Sole Lead Arranger, Bank of America, N.A., as Syndication Agent and Union Bank, N.A., as Documentation Agent, dated as of December 14, 2010

Second Amendment, dated as of February 21, 2012 to $250,000,000 Revolving Credit Facilities Credit Agreement by and among Indianapolis Power & Light Company, the Lenders Party Hereto, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association, as Administrative Agent, dated as of December 14, 2010 (Incorporated by reference to
Exhibit No. 10.8 to IPALCO’s December 31, 2011 10-K)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certification required by Rule 13a-14(b) or 15d-14(b).
101.INS	XBRL Instance Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)

* Incorporated by reference to IPALCO’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 11, 2011.

(c)	139

Financial Statement Schedules

Schedules other than those listed below are omitted as the information is either not applicable, not required, or has been furnished in the financial statements or notes thereto included in Item 8 hereof.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Balance Sheets
(In Thousands)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,790	$2,750
Deferred tax asset - current	40	27
Prepayments and other current assets	151	70
Total current assets	2,981	2,847
OTHER ASSETS:
Investment in subsidiaries	844,504	791,673
Other investments	3,078	2,825
Deferred tax asset – long term	27	122
Deferred financing costs	6,427	8,172
Total other assets	854,036	802,792
TOTAL	$857,017	$805,639

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s equity (deficit):
Paid in capital	$61,468	$11,811
Accumulated deficit	(13,694)	(15,030)
Total common shareholder’s equity (deficit)	47,774	(3,219)
Long-term debt	797,752	796,916
Total capitalization	845,526	793,697
CURRENT LIABILITIES:
Accounts payable and accrued expenses	293	281
Accrued income taxes	590	1,055
Accrued interest	10,583	10,583
Total current liabilities	11,466	11,919
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	25	23
TOTAL	$857,017	$805,639

See notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Statements of Comprehensive Income
(In Thousands)

	2013	2012	2011

Equity in earnings of subsidiaries	$93,344	$101,023	$101,240
Loss on early extinguishment of debt	-	-	(15,422)
Income tax benefit – net	19,971	20,181	28,641
Interest on long-term debt	(49,000)	(49,000)	(54,002)
Amortization of redemption premiums and expense on debt	(2,581)	(2,417)	(2,205)
Other – net	(898)	(1,004)	(890)
NET INCOME	$60,836	$68,783	$57,362

See notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Statements of Cash Flows
(In Thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATIONS:
Net income	$60,836	$68,783	$57,362
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in earnings of subsidiaries	(93,344)	(101,023)	(101,240)
Cash dividends received from subsidiary companies	90,150	96,914	80,603
Amortization of debt issuance costs and discounts	2,581	2,417	2,205
Deferred income taxes – net	81	22	(111)
Charges related to early extinguishment of debt	377	-	15,422
Change in certain assets and liabilities:
Income taxes receivable or payable	(681)	(533)	160
Accounts payable and accrued expenses	(166)	(546)	(639)
Accrued interest	-	-	(800)
Other – net	(312)	166	711
Net cash provided by operating activities	59,522	66,200	53,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(49,073)	15	11
Net cash provided by (used in) investing activities	(49,073)	15	11

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term borrowings	-	-	399,708
Retirement of long-term debt	-	-	(389,421)
Dividends on common stock	(59,500)	(66,600)	(59,231)
Equity contribution from AES	49,091	—	—
Other – net	-	-	(6,520)
Net cash used in financing activities	(10,409)	(66,600)	(55,464)
Net change in cash and cash equivalents	40	(385)	(1,78;0)
Cash and cash equivalents at beginning of period	2,750	3,135	4,915
Cash and cash equivalents at end of period	$2,790	$2,750	$3,135

See notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Unconsolidated Statements of Common Shareholder's Equity (Deficit)
(In Thousands)

	Paid in Capital	Accumulated Deficit	Total
2011
Beginning Balance	$10,811	$(15,344)	$(4,533)
Comprehensive Income:
Net income applicable to common stock		57,362	57,362
Total Comprehensive Income			57,362

Distributions to AES		(59,231)	(59,231)
Contributions from AES	556		556
Balance at December 31, 2011	$11,367	$(17,213)	$(5,846)
2012
Comprehensive Income:
Net income applicable to common stock		68,783	68,783
Total Comprehensive Income			68,783

Distributions to AES		(66,600)	(66,600)
Contributions from AES	444		444
Balance at December 31, 2012	$11,811	$(15,030)	$(3,219)
2013
Comprehensive Income:
Net income applicable to common stock		60,836	60,836
Total Comprehensive Income			60,836

Distributions to AES		(59,500)	(59,500)
Contributions from AES	49,657		49,657
Balance at December 31, 2013	$61,468	$(13,694)	$47,774

See notes to Schedule I.

IPALCO ENTERPRISES, INC.

Schedule I – Condensed Financial Information of Registrant

Notes to Schedule I

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for Subsidiaries and Affiliates – IPALCO Enterprises, Inc. has accounted for the earnings of its subsidiaries on the equity method in the unconsolidated condensed financial information.

2. SHAREHOLDER’s EQUITY

On July 31, 2013, IPALCO received an equity capital contribution of $49.1 million from AES for funding needs related to IPL’s environmental construction program; IPALCO then made the same equity capital contribution to IPL.

3. INDEBTEDNESS

The following table presents IPALCO’s long-term indebtedness:

		December 31,
Series	Due	2013	2012
		(In Thousands)
Long-Term Debt
7.25% Senior Secured Notes	April 2016	$400,000	$400,000
5.00% Senior Secured Notes	May 2018	400,000	400,000
Unamortized discount – net		(2,248)	(3,084)
Total Long-term Debt		797,752	796,916
Less: Current Portion of Long-term Debt		-	-
Net Long-term Debt		$797,752	$796,916

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

The 2018 IPALCO Notes were priced to the public at 99.927% of par. Net proceeds to IPALCO were $394.7 million after deducting underwriting costs and the discount. These costs and other related financing costs are being amortized through 2018 using the effective interest method. We used the net proceeds to repurchase all of the outstanding 2011 IPALCO Notes through the tender offer and to subsequently redeem all of the remaining 2011 IPALCO Notes not tendered in the second quarter of 2011. A portion of the proceeds was also used to pay the early tender premium of $14.4 million and other fees and expenses related to the tender offer and the redemption of the 2011 IPALCO Notes, as well as other fees and expenses related to the issuance of the 2018 IPALCO Notes. The total loss on early extinguishment of debt was $15.4 million.

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

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2013, 2012 and 2011
(In Thousands)

Column A – Description	Column B	Column C – Additions		Column D – Deductions	Column E
	Balance at Beginning	Charged to	Charged to Other	Net	Balance at
	of Period	Income	Accounts	Write-offs	End of Period

Year ended December 31, 2013
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,047	$3,790	$—	$3,855	$1,982

Year ended December 31, 2012
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,081	$3,397	$—	$3,431	$2,047

Year ended December 31, 2011
Accumulated Provisions Deducted from
Assets –Doubtful Accounts	$2,218	$3,669	$—	$3,806	$2,081

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2013, 2012 and 2011
(In Thousands)

Column A – Description	Column B	Column C – Additions		Column D – Deductions	Column E
	Balance at Beginning	Charged to	Charged to Other	Net	Balance at
	of Period	Income	Accounts	Write-offs	End of Period

Year ended December 31, 2013
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,047	$3,790	$—	$3,855	$1,982

Year ended December 31, 2012
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,081	$3,397	$—	$3,431	$2,047

Year ended December 31, 2011
Accumulated Provisions Deducted from
Assets –Doubtful Accounts	$2,218	$3,669	$—	$3,806	$2,081

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPALCO ENTERPRISES, INC.

   (Registrant)

Date:February 25, 2014 /s/ Kenneth J. Zagzebski

Kenneth J. Zagzebski

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Kenneth J. Zagzebski Kenneth J. Zagzebski	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2014
/s/ Andrew M. Vesey Andrew M. Vesey	Director	February 25, 2014
/s/ William H. Henley William H. Henley	Director	February 25, 2014
/s/ Elizabeth Hackenson Elizabeth Hackenson	Director	February 25, 2014
/s/ Kelly M. Huntington Kelly M. Huntington	Director	February 25, 2014
/s/ Craig L. Jackson Craig L. Jackson	Chief Financial Officer (Principal Financial Officer)	February 25, 2014
/s/ Kurt A. Tornquist Kurt A. Tornquist	Controller (Principal Accounting Officer)	February 25, 2014

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.

Exhibit 31.1

Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934

I, Kenneth J. Zagzebski, certify that:

1. I have reviewed this annual report on Form 10-K of IPALCO Enterprises, Inc. (the “registrant”);

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

Date: February 25, 2014/s/ Kenneth J. Zagzebski

Kenneth J. Zagzebski

Chief Executive Officer

Exhibit 31.2

Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934

I, Craig L. Jackson, certify that:

1. I have reviewed this annual report on Form 10-K of IPALCO Enterprises, Inc. (the “registrant”);

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

Date: February 25, 2014/s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

Exhibit 32

Certification Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities and Exchange Act of 1934 and Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The certification set forth below is being submitted in connection with the Annual Report on Form 10-K for the year ended December 31, 2013 (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Kenneth J. Zagzebski,  Chief Executive Officer, and Craig L. Jackson, Chief Financial Officer of IPALCO Enterprises, Inc. (“IPALCO”), each certifies that, to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of IPALCO.

Date: February 25, 2014/s/ Kenneth J. Zagzebski

Kenneth J. Zagzebski

Chief Executive Officer

Date: February 25, 2014/s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to IPALCO and will be retained by IPALCO and furnished to the Securities and Exchange Commission or its staff upon request.