Form 10-Q
period 2014-03-31
IPALCO ENTERPRISES, INC.
filed 2014-05-08
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

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

At May 7, 2014,  89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.

QUARTERLY Report on Form 10-q

For Quarter Ended March 31, 2014

Table of Contents

Item No.		Page No.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS		3

Part I – FINANCIAL INFORMATION
1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Income for the Three Months ended March 31, 2014 and 2013	4
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013	6
	Unaudited Condensed Consolidated Statements of Common Shareholder’s Equity (Deficit) and Noncontrolling Interest for the Three Months ended March 31, 2014 and 2013	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
1B.	Defined Terms	13
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
3.	Quantitative and Qualitative Disclosure About Market Risk	18
4.	Controls and Procedures	19

Part II – Other Information
1.	Legal Proceedings	20
1A.	Risk Factors	20
2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
3.	Defaults Upon Senior Securities	20
4.	Mine Safety Disclosures	20
5.	Other Information	20
6.	Exhibits	20

Signatures		21

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

PART I – financial information

ITEM 1. financial statementS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In Thousands)

	Three Months Ended,
	March 31,
	2014	2013

UTILITY OPERATING REVENUES	$355,303	$327,017

UTILITY OPERATING EXPENSES:
Operation:
Fuel	104,098	105,707
Other operating expenses	62,119	54,771
Power purchased	37,748	23,211
Maintenance	31,973	25,015
Depreciation and amortization	46,055	45,050
Taxes other than income taxes	12,208	11,877
Income taxes - net	16,559	18,424
Total utility operating expenses	310,760	284,055
UTILITY OPERATING INCOME	44,543	42,962

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	1,613	722
Miscellaneous income and (deductions) - net	(975)	(537)
Income tax benefit applicable to nonoperating income	5,754	5,868
Total other income and (deductions) - net	6,392	6,053

INTEREST AND OTHER CHARGES:
Interest on long-term debt	26,440	26,050
Other interest	453	429
Allowance for borrowed funds used during construction	(983)	(410)
Amortization of redemption premiums and expense on debt	1,319	1,285
Total interest and other charges - net	27,229	27,354
NET INCOME	23,706	21,661

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803

NET INCOME APPLICABLE TO COMMON STOCK	$22,903	$20,858

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	March 31,	December 31,
	2014	2013
ASSETS
UTILITY PLANT:
Utility plant in service	$4,501,343	$4,478,752
Less accumulated depreciation	2,184,741	2,149,994
Utility plant in service - net	2,316,602	2,328,758
Construction work in progress	246,856	207,727
Spare parts inventory	14,976	15,774
Property held for future use	1,002	1,002
Utility plant - net	2,579,436	2,553,261
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	526	528
Other investments	5,995	5,902
Other assets - net	6,521	6,430
CURRENT ASSETS:
Cash and cash equivalents	44,587	19,067
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $2,875 and $1,982, respectively)	149,670	143,408
Fuel inventories - at average cost	43,582	54,763
Materials and supplies - at average cost	58,387	58,067
Deferred tax asset - current	8,698	11,990
Regulatory assets	10,547	2,409
Prepayments and other current assets	28,298	23,247
Total current assets	343,769	312,951
DEFERRED DEBITS:
Regulatory assets	362,137	369,447
Miscellaneous	32,486	31,976
Total deferred debits	394,623	401,423
TOTAL	$3,324,349	$3,274,065
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder's equity:
Paid in capital	$61,615	$61,468
Accumulated deficit	(10,591)	(13,694)
Total common shareholder's equity	51,024	47,774
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,821,945	1,821,713
Total capitalization	1,932,753	1,929,271
CURRENT LIABILITIES:
Short-term debt (Note 4)	110,000	50,000
Accounts payable	122,887	99,966
Accrued expenses	22,282	27,417
Accrued real estate and personal property taxes	23,523	19,224
Regulatory liabilities	6,675	12,436
Accrued interest	47,175	29,691
Customer deposits	26,587	26,241
Other current liabilities	20,598	12,200
Total current liabilities	379,727	277,175
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	591,907	585,753
Accumulated deferred income taxes - net	325,059	332,363
Non-current income tax liability	6,761	6,734
Unamortized investment tax credit	6,303	6,661
Accrued pension and other postretirement benefits	38,815	93,680
Asset retirement obligations	41,910	41,381
Miscellaneous	1,114	1,047
Total deferred credits and other long-term liabilities	1,011,869	1,067,619
COMMITMENTS AND CONTINGENCIES (Note 6)
TOTAL	$3,324,349	$3,274,065

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended,
	March 31,
	2014	2013
CASH FLOWS FROM OPERATIONS:
Net income	$23,706	$21,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,534	45,459
Amortization of regulatory assets	808	805
Deferred income taxes and investment tax credit adjustments - net	880	(1,827)
Allowance for equity funds used during construction	(1,552)	(663)
Change in certain assets and liabilities:
Accounts receivable	(6,262)	(8,919)
Fuel, materials and supplies	10,860	(884)
Income taxes receivable or payable	9,925	14,383
Financial transmission rights	2,931	1,501
Accounts payable and accrued expenses	(3,029)	4,424
Accrued real estate and personal property taxes	4,299	4,776
Accrued interest	17,484	13,711
Pension and other postretirement benefit expenses	(54,862)	(49,686)
Short-term and long-term regulatory assets and liabilities	(13,587)	13,316
Prepaids and other current assets	(8,955)	(4,642)
Other - net	220	1,196
Net cash provided by operating activities	29,400	54,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(41,153)	(40,733)
Grants under the American Recovery and Reinvestment Act of 2009	-	873
Cost of removal, net of salvage	(843)	(1,480)
Other	(1,260)	(1,232)
Net cash used in investing activities	(43,256)	(42,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	80,000	55,000
Short-term debt repayments	(20,000)	(55,000)
Dividends on common stock	(19,800)	(15,400)
Preferred dividends of subsidiary	(803)	(803)
Other	(21)	(2)
Net cash provided by (used in) financing activities	39,376	(16,205)
Net change in cash and cash equivalents	25,520	(4,166)
Cash and cash equivalents at beginning of period	19,067	18,487
Cash and cash equivalents at end of period	$44,587	$14,321

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$8,417	$12,390
Income taxes	$-	$-

	As of March 31,
	2014	2013
Non-cash investing activities:
Accruals for capital expenditures	$19,810	$18,823

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholder's
Equity (Deficit) and Noncontrolling Interest
(In Thousands)

	Paid in Capital	Accumulated Deficit	Total Common Shareholder's Equity (Deficit)	Cumulative Preferred Stock of Subsidiary
2013
Beginning Balance	$11,811	$(15,030)	$(3,219)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		20,858	20,858
Distributions to AES		(15,400)	(15,400)
Contributions from AES	156		156
Balance at March 31, 2013	$11,967	$(9,572)	$2,395	$59,784
2014
Beginning Balance	$61,468	$(13,694)	$47,774	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		22,903	22,903
Distributions to AES		(19,800)	(19,800)
Contributions from AES	147		147
Balance at March 31, 2014	$61,615	$(10,591)	$51,024	$59,784

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For a list of certain abbreviations or acronyms used in the Notes to Unaudited Condensed Consolidated Financial Statements, see “Item 1B. Defined Terms” included in Part I – Financial Information of this Form 10-Q.

1. ORGANIZATION

IPALCO Enterprises, Inc. (“IPALCO”) is a holding company incorporated under the laws of the state of Indiana. IPALCO is a wholly-owned subsidiary of The AES Corporation (“AES”). IPALCO was acquired by AES in March 2001. IPALCO owns all of the outstanding common stock of its subsidiaries. Substantially all of IPALCO’s business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, Indianapolis Power & Light Company (“IPL”). IPL was incorporated under the laws of the state of Indiana in 1926. IPL has more than 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two combustion turbines at a separate site that are all used for generating electricity. IPL’s net electric generation design  capability for winter and summer is 3,241 Megawatts (“MW”) and 3,123 MW, respectively.

2. Summary of significant accounting policies

The accompanying Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) include the accounts of IPALCO, IPL and Mid-America Capital Resources, Inc., a non-regulated wholly-owned subsidiary of IPALCO. All significant intercompany amounts have been eliminated. The accompanying Financial Statements are unaudited; however, they have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States of America for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited Financial Statements have been prepared in accordance with the accounting policies described in IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2013 (“2013 Form 10-K”) and should be read in conjunction therewith. Certain prior period amounts have been reclassified to conform to current year presentation.

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08,  “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” effective for annual and interim periods beginning after December 15, 2014. ASU 2014-08 updates the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. In addition, an entity will be required to expand disclosures for discontinued operations by providing more information about the assets, liabilities, revenues and expenses of discontinued operations both on the face of the financial statements and in the notes to the financial statements. For the disposal of an individually significant component of an entity that does not qualify for discontinued operations reporting, such entity will be required to disclose the pretax profit or loss of the component in the  notes to the financial statements. This new rule is not expected to have a material effect on our overall results of operations, financial position or cash flows.

3. FAIR VALUE MEASUREMENTS

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

As of March 31, 2014 and December 31, 2013, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets – see Note 5, “Pension and Other Postretirement Benefits”) were considered Level 3, based on the above fair value hierarchy. These primarily consisted of financial transmission rights, which are used to offset MISO congestion charges. Because the benefit associated with financial transmission rights is a flow-through to IPL’s jurisdictional customers, IPL records a regulatory liability matching the value of the financial transmission rights.  In addition, IPALCO had one financial asset, a nonutility investment accounted for using the cost method of accounting, which is measured at fair value on a nonrecurring basis, again using Level 3 measurements.  No adjustments were made to this asset during the periods covered by this report. All of these financial assets and liabilities were not material to the Financial Statements in the periods covered by this report, individually or in the aggregate.

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

Cash Equivalents

As of March 31, 2014 and December 31, 2013, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity (Level 1), which was $5.4 million as of March 31, 2014 and December 31, 2013, respectively.

Indebtedness

The fair value of our outstanding fixed-rate debt has been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Because trading of our debt occurs somewhat infrequently, we consider the fair values to be Level 2. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced.

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness for the periods ending:

	March 31, 2014		December 31, 2013
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$1,825.3	$2,013.9	$1,825.3	$1,941.8
Variable-rate	110.0	110.0	50.0	50.0
Total indebtedness	$1,935.3	$2,123.9	$1,875.3	$1,991.8

The difference between the face value and the carrying value of this indebtedness represents unamortized discounts of $3.4 million and $3.6 million at March 31, 2014 and December 31, 2013, respectively.

4. INDEBTEDNESS

Line of Credit

On May 6,  2014, IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility (the “Credit Agreement”) with a syndication of banks. This Credit Agreement is an unsecured committed line of credit for letters of credit, working capital and general corporate purposes which matures on May 6, 2019 and bears interest at variable rates as defined in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time during the term of the agreement, subject to approval by the lenders.  Prior to execution, IPL and IPALCO had existing general banking relationships with the parties in this agreement. As of March 31, 2014 and December 31, 2013, IPL had $60.0 million and $0.0 million of outstanding borrowings on the committed line of credit, respectively.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table (in thousands) presents information for the three months ended March 31, 2014, relating to the Employees’ Retirement Plan of Indianapolis Power & Light Company and the Supplemental Retirement Plan of Indianapolis Power & Light Company  (the “Pension Plans”):

Net funded status of plans:
Net funded status at December 31, 2013, before tax adjustments	$(89,127)
Net benefit cost components reflected in net funded status during first quarter:
Service cost	(1,808)
Interest cost	(7,788)
Expected return on assets	10,473
Employer contributions during quarter	54,100
Net funded status at March 31, 2014, before tax adjustments	$(34,150)

Regulatory assets related to pensions(1):
Regulatory assets at December 31, 2013, before tax adjustments	$191,783
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,213)
Amortization of net actuarial loss	(2,429)
Regulatory assets at March 31, 2014, before tax adjustments	$188,141

(1)

Amounts that would otherwise be charged/credited to Accumulated Other Comprehensive Income or Loss upon application of ASC 715, “Compensation – Retirement Benefits,” are recorded as a regulatory asset or liability because IPL has historically recovered and currently recovers pension and other postretirement benefit expenses in rates. These are unrecognized amounts yet to be recognized as components of net periodic benefit costs.

Pension Expense

The following table presents net  periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended,
	March 31,
	2014	2013
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,808	$2,299
Interest cost	7,788	7,091
Expected return on plan assets	(10,473)	(9,572)
Amortization of prior service cost	1,213	1,229
Amortization of actuarial loss	2,429	5,684
Net periodic benefit cost	$2,765	$6,731

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related obligation were not material to the Financial Statements in the periods covered by this report.

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

New Source Review

In October 2009, IPL received a Notice of Violation (“NOV”) and Finding of Violation from the U.S. Environmental Protection Agency (“EPA”) pursuant to the U.S. Clean Air Act (“CAA”) Section 113(a). The NOV alleges violations of the CAA at IPL’s three primarily coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the Prevention of Significant Deterioration and nonattainment New Source Review requirements under the CAA. Since receiving the letter, IPL management has met with EPA staff regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard. IPL has recorded a contingent liability related to this matter.

7. INCOME TAXES

On March 25, 2014, the State of Indiana enacted Senate Bill 001, which phases in an additional 1.6% reduction to the state corporate income tax rate that was initially being reduced by 2% in accordance with Indiana Code 6-3-2-1. While the statutory state income tax rate remains at 7.25% for the calendar year 2014, the deferred tax balances were adjusted according to the anticipated reversal of temporary differences. The change in required deferred taxes on plant and plant-related temporary differences resulted in a reduction to the associated regulatory asset of $5.6 million. The change in required deferred taxes on non-property-related temporary differences which are not probable to cause a reduction in future base customer rates resulted in a tax benefit of $1.2 million.

IPALCO’s effective combined state and federal income tax rate was 32.1% for the three months ended March 31, 2014, as compared to 37.6% for the three months ended March 31, 2013. The decrease in the effective tax rate was primarily the result of the $1.2 million state income tax benefit described above and an increase in the allowance for equity funds used during construction in 2014.

8. RELATED PARTY TRANSACTIONS

In December 2013, an agreement was signed, effective January 1, 2014, whereby AES U.S. Services, LLC (the “Service Company”) is to provide services including accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the AES U.S. Strategic Business Unit (“U.S. SBU”), including among other companies, IPALCO and IPL. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company during the first three months of 2014 on behalf of IPALCO were $8.4 million. As of March 31, 2014, IPALCO had a total receivable balance from the Service Company of $1.0 million and a total payable balance to the Service Company of $8.4 million. IPALCO also had a prepaid balance of $3.7 million to the Service Company as of March 31, 2014.

9. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. The nonutility category primarily includes the $400 million of 7.25% Senior Secured Notes due April 1, 2016, and the $400 million of 5.00% Senior Secured Notes due May 1, 2018; approximately $6.4 million and $6.9 million of nonutility cash and cash equivalents, as of March 31, 2014 and December 31, 2013, respectively; short-term and long-term nonutility investments of $5.0 million at March 31, 2014 and December 31, 2013, respectively; and income taxes and interest related to those items. Nonutility assets represented less than 1% of IPALCO’s  total assets as of March 31, 2014 and December 31, 2013. Net income for the utility segment was $31.4 million and $29.1 million for the three-month periods ended March 31, 2014 and 2013, respectively. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

ITEM 1B. DEFINED TERMS

Defined Terms
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2013 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2013
AES	The AES Corporation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BTA	Best Technology Available
CAA	U.S. Clean Air Act
CAIR	Clean Air Interstate Rule
Credit Agreement

$250,000,000 Revolving Credit Facilities Amended and Restated Credit Agreement by and among Indianapolis Power & Light Company, the Lenders Party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Sole Lead Arranger, Fifth Third Bank, as Syndication Agent and BMO Harris Bank N.A., as Documentation Agent, Dated as of May 6, 2014

CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DSM	Demand Side Management
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
MW	Megawatt
MISO	Midcontinent Independent System Operator, Inc.
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
RSG	Revenue Sufficiency Guarantee
Service Company	AES U.S. Services, LLC
U.S. SBU	AES U.S. Strategic Business Unit

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the  Financial Statements and the notes thereto included in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see “Cautionary Note Regarding Forward – Looking Statements” at the beginning of this Form 10-Q. For a list of certain abbreviations or acronyms used in this discussion, see “Item 1B. Defined Terms” included in Part I – Financial Information of this Form 10-Q.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated expenses are not generated evenly by month during the year.

Comparison of three months ended March 31, 2014 and three months ended March 31, 2013

Utility Operating Revenues

Utility operating revenues during the three months ended March 31, 2014 increased by $28.3 million compared to the same period in 2013, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	March 31,			Percentage
	2014	2013	Change	Change

Utility Operating Revenues:
Retail Revenues	$328,702	$305,877	$22,825	7.5%
Wholesale Revenues	21,113	16,122	4,991	31.0%
Miscellaneous Revenues	5,488	5,018	470	9.4%
Total Utility Operating Revenues	$355,303	$327,017	$28,286	8.6%

Heating Degree Days:
Actual	3,473	2,938	535	18.2%
30-year Average	2,710	2,855

The increase in retail revenues of $22.8 million was primarily due to an  8%  increase in the volume of kilowatt hours (“kWh”) sold ($15.8 million) and a net increase in the weighted average price per kWh sold ($7.0 million). The $15.8 million increase in the volume of electricity sold was primarily due to colder temperatures in our service territory during the first quarter of 2014 versus the comparable period (as demonstrated by the 18% increase in heating degree days, as shown above). The $7.0 million increase in the weighted average price of retail kWh sold was primarily due to increases in fuel revenues of $8.9 million.

The increase in wholesale revenues of $5.0 million was primarily due to a 53% increase in the weighted average price per kWh sold ($7.3 million) partially offset by a 14% decrease in the quantity of kWh sold ($2.3 million). We believe the higher market prices in 2014 were heavily influenced by the impact the colder temperatures had on demand for electricity in the MISO wholesale market. Our ability to be dispatched in the MISO market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended March 31,  2013 to the three months ended March 31,  2014 (in millions):

Operating expenses for the three months ended March 31, 2013	$284.1
Increase in power purchased	14.5
Increase in maintenance expenses	7.0
Increase in Demand Side Management ("DSM") program costs	5.4
Other miscellaneous variances	(0.2)
Operating expenses for the three months ended March 31, 2014	$310.8

The $14.5 million increase in purchased power costs was primarily due to a 23% increase in the market price of purchased power ($9.7 million) and a 24% increase in the volume of power purchased during the period  ($4.6 million). The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. In the comparable periods, the increase in natural gas prices, which we believe were heavily influenced by the 18% increase in heating degree days, had the largest impact on the market price of purchased power. The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outages as well as that at times it is less expensive for us to buy power in the market than to produce it ourselves. During the comparable periods, retail sales were up, which accounted for the majority of the increase in purchased power volume.

Maintenance expenses increased $7.0 million versus the comparable period primarily due to higher storm-related operating expenses of $3.7 million, as well as the timing and duration of major generating unit overhauls (including a scheduled outage at our 415 MW Petersburg unit 2 generating station that began in October 2013 and extended through January 2014). In contrast, we had no such extended outages during the first quarter of 2013.

The increase in DSM program costs of $5.4 million, which are recoverable through customer rates, is attributed to the continued implementation of IPL’s energy efficiency program initiatives. The increase in DSM program costs is correlated to an increase in DSM program rate adjustment mechanism retail revenues.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had unrestricted cash and cash equivalents of $44.6 million and available borrowing capacity of $189.3 million under our $250 million unsecured revolving credit facility after outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the Indiana Utility Regulatory Commission (“IURC”) and the aggregate amount of IPL’s short-term indebtedness must be approved by the Federal Energy Regulatory Commission (“FERC”). We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 28, 2014. In December 2013, we received an order from the IURC granting us authority through December 31, 2016 to, among other things, issue up to $425 million in aggregate principal amount of long-term debt, refinance up to $171.9 million in existing indebtedness, and have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness and recurring capital expenditures, and to pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. In addition, due to current and expected future environmental regulations, it is expected that equity capital will continue to be used as a significant funding source. AES has approved significant equity investments in IPL for its proposed nonrecurring capital expenditures from 2013 through 2017; however, AES is under no contractual obligation to provide such equity capital and there can be no assurance we will receive capital contributions in the amounts or at the times funding may be required.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Our capital expenditures totaled $41.2 million and $40.7 million for the three-month periods ended March 31, 2014 and 2013, respectively. Construction expenditures during the first three months of 2014 and 2013, respectively, were financed primarily with internally generated cash provided by operations and borrowings on our credit facility.

Our capital expenditure program, including development and permitting costs, for the three-year period from 2014 to 2016 is currently estimated to cost approximately $453 million (excluding environmental compliance and replacement generation costs). It includes approximately $255 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $163 million for power plant-related projects and $35 million for other miscellaneous equipment.

In addition to the amounts listed above, IPL plans to spend an additional $385 million for the three-year period from 2014 to 2016 to comply with the Mercury and Air Toxics Standards (“MATS”) rule (IPL plans to spend a total of $511 million for this project, including amounts already expended). In addition, IPL will incur costs for compliance with other environmental regulations, including the National Pollutant Discharge Elimination System (“NPDES”) permit program under the U.S. Clean Water Act (“CWA”). IPL also plans to spend $626 million on replacement generation costs through 2017 as a result of the retirement of existing facilities not equipped with advanced environmental control technologies required to comply with existing and expected regulations, subject to approval of IPL’s replacement generation filing that is currently pending with the IURC. Of this amount, $611 million is projected to be spent in the three-year period from 2014 to 2016. The costs for MATS, NPDES and replacement generation are still being reviewed and are expected to be material during the forecast period.

Common Stock Dividends

All of IPALCO’s outstanding common stock is held by AES. During the first three months of 2014 and 2013 we paid $19.8 million and $15.4 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $54.1 million and $49.7 million to the Pension Plans during the first three months of 2014 and 2013, respectively. We currently do not expect to make additional pension funding payments in 2014. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

Regulatory Matters

MISO Real Time Revenue Sufficiency Guarantee

MISO collects Revenue Sufficiency Guarantee (“RSG”) charges from market participants to pay for generation dispatched when the costs of such generation are not recovered in the market clearing price. Over the past several years, there have been disagreements between interested parties regarding the calculation methodology for RSG charges and how such charges should be allocated among the individual MISO participants. Under the methodology currently in effect, RSG charges have little effect on IPL’s financial statements as the vast majority of such charges are considered to be fuel costs and are recoverable through IPL’s Fuel Adjustment Clause (“FAC”), while the remainder are being deferred for future recovery in accordance with generally accepted accounting principles. However, the IURC’s orders in IPL’s FAC 77, 78 and 79 proceedings approved IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of a FERC proceeding regarding RSG charges and any subsequent appeals therefrom. In IPL’s most recent FAC proceeding, IPL requested that the subject to refund designation be removed and that FAC 77, 78 and 79 proceedings be made final, with no modifications. On February 26, 2014, the IURC issued an Order approving IPL’s request.

Senate Bill 340

Senate Bill 340 became law in March 2014.  This legislation effectively ended the IURC’s energy efficiency targets established in a 2009 statewide generic DSM order. Senate Bill 340 also requires the IURC to issue a status report in August 2014 on all energy efficiency programs implemented under the DSM order issued by the IURC in 2009. Although this bill puts an end to established efficiency targets, IPL will continue to offer cost-effective energy efficiency and demand response programs as one of many resources to meet future demand for electricity.

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

MATS

Several lawsuits challenging the MATS rule were filed by other parties and consolidated into a single proceeding before the U.S. Court of Appeals for the District of Columbia Circuit. On April 17, 2014, the U.S. Court of Appeals issued an opinion upholding the MATS rule. It is unclear whether this opinion will be successfully appealed. We currently cannot predict the outcome of this litigation, or its impact, if any, on our MATS compliance planning.

Clean Air Interstate Rule and the Cross-State Air Pollution Rule

In August 2012, the U.S. Court of Appeals issued a ruling vacating the Cross-State Air Pollution Rule (“CSAPR”). The Court ruling also required EPA to continue administering Clean Air Interstate Rule (“CAIR”) pending the promulgation of a replacement rule by EPA. In June 2013, the U.S. Supreme Court agreed to review the D.C. Circuit Court’s decision to vacate the CSAPR and heard oral arguments on this matter in December 2013.  On April 29, 2014, the Supreme Court issued a 6-2 opinion reversing the D.C. Circuit Court’s decision and remanding the case to the D.C. Circuit Court.  We are currently evaluating the opinion and the impact it may have on IPL.

Cooling Water Intake Regulations

We use water as a coolant at our generating facilities. Under the CWA, cooling water intake structures are required to reflect the Best Technology Available (‘‘BTA’’) for minimizing adverse environmental impact. In April 2011, the EPA published its proposal for standards to protect fish and other aquatic organisms drawn into cooling water systems at large power plants and other industrial facilities. The proposal, based on Section 316(b) of the CWA, establishes BTA requirements regarding impingement mortality for all existing facilities that withdraw water from a source water body above a minimum volume and which utilize at least 25% of the withdrawn water for cooling purposes. IPL believes that in order to meet these BTA requirements, all cooling water intake structures associated with once-through cooling processes will need to modify the existing traveling screens and add a fish return and handling system for each cooling system. The proposal would also require owners of facilities that withdraw very large amounts of water to perform comprehensive site-specific studies during the permitting process and/or may require closed-cycle cooling systems (closed-cycle cooling towers), or other technology. The proposal also establishes a public process, with opportunity for public input, by which the appropriate technology to reduce entrainment mortality would be implemented at each facility after considering site-specific factors. Under a consent decree filed in the U.S. District Court for the Southern District of New York, the EPA was required to issue a final rule by April 17, 2014. However, the EPA recently announced that this timing would be delayed and requested additional time to complete the rulemaking. The EPA stated that it will issue a final rule by May 16, 2014.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)), as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2014. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of March 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1a.  risk factors

There have been no material changes to the risk factors as previously disclosed in the 2013 Form 10-K.

ITEM 2. unregistered sales of equity securities and use of proceeds

Not applicable pursuant to General Instruction H of the Form 10-Q.

Item 3. defaults upon senior securities

Not applicable pursuant to General Instruction H of the Form 10-Q.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  Other information

None.

ITEM 6. EXHIBITS

Exhibit No.	Document

10.1

$250,000,000 Revolving Credit Facilities Amended and Restated Credit Agreement by and among Indianapolis Power & Light Company, the Lenders Party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Sole Lead Arranger, Fifth Third Bank, as Syndication Agent and BMO Harris Bank N.A., as Documentation Agent, Dated as of May 6, 2014

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

Date: May 7, 2014/s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

(Principal Financial Officer)

Date: May 7, 2014/s/ Kurt A. Tornquist

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

Date: May 7, 2014/s/ Kenneth J. Zagzebski

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

Date: May 7, 2014/s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

Exhibit 32

Certification Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The certification set forth below is being submitted in connection with the Quarterly Report on Form 10-Q for the period ended March 31, 2014 (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Kenneth J. Zagzebski, Chief Executive Officer and Craig L. Jackson, Chief Financial Officer of IPALCO Enterprises, Inc. (“IPALCO”), each certifies that, to the best of his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of IPALCO.

Date: May 7, 2014                                                                       /s/ Kenneth J. Zagzebski

Kenneth J. Zagzebski

Chief Executive Officer

Date: May 7, 2014                                                                       /s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to IPALCO and will be retained by IPALCO and furnished to the Securities and Exchange Commission or its staff upon request.