Form 10-Q
period 2014-06-30
IPALCO ENTERPRISES, INC.
filed 2014-08-07
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June  30, 2014

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

At August 6, 2014,  89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.

QUARTERLY Report on Form 10-q

For Quarter Ended June 30, 2014

Table of Contents

Item No.		Page No.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS		3

Part I – FINANCIAL INFORMATION
1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Income for the Three Months and Six Months ended June 30, 2014 and 2013	4
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013	6
	Unaudited Condensed Consolidated Statements of Common Shareholder’s Equity (Deficit) and Noncontrolling Interest for the Six Months ended June 30, 2014 and 2013	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
1B.	Defined Terms	14
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
3.	Quantitative and Qualitative Disclosure About Market Risk	23
4.	Controls and Procedures	24

Part II – Other Information
1.	Legal Proceedings	25
1A.	Risk Factors	25
2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
3.	Defaults Upon Senior Securities	25
4.	Mine Safety Disclosures	25
5.	Other Information	25
6.	Exhibits	25

Signatures		26

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

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

▪	fluctuations in customer growth and demand;
▪	impacts of weather on retail sales and wholesale prices;
▪	impacts of renewable energy generation, natural gas prices and other market factors on wholesale prices;
▪	weather-related damage to our electrical system;
▪	fuel and other input costs;
▪	generating unit availability and capacity;
▪	transmission and distribution system reliability and capacity;
▪	purchased power costs and availability;
▪	availability and price of capacity;
▪	regulatory action, including, but not limited to, the review of our basic rates and charges by the Indiana Utility Regulatory Commission (“IURC”);
▪	federal and state legislation and regulations;
▪	changes in our credit ratings or the credit ratings of The AES Corporation (“AES”);
▪	fluctuations in the value of pension plan assets, fluctuations in pension plan expenses and our ability to fund defined benefit pension and other post-retirement plans;
▪	changes in financial or regulatory accounting policies;
▪	environmental matters, including costs of compliance with current and future environmental laws and requirements;
▪	interest rates and other costs of capital;
▪	the availability of capital;
▪	the use of derivative contracts;
▪	labor strikes or other workforce factors;
▪	facility or equipment maintenance, repairs and capital expenditures;
▪	significant delays associated with large construction projects;
▪

local economic conditions, including the fact that the local and regional economies have struggled through the recession and weak economic climate the past few years and may face uncertainty in the future;

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

PART I – financial information

ITEM 1. financial statementS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In Thousands)

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2014	2013	2014	2013

UTILITY OPERATING REVENUES	$314,160	$299,569	$669,463	$626,586

UTILITY OPERATING EXPENSES:
Operation:
Fuel	97,844	94,092	201,942	199,799
Other operating expenses	55,393	58,778	117,512	113,549
Power purchased	26,384	18,073	64,132	41,284
Maintenance	32,778	29,092	64,751	54,107
Depreciation and amortization	46,380	45,455	92,435	90,505
Taxes other than income taxes	11,004	11,403	23,212	23,280
Income taxes - net	11,203	10,893	27,762	29,317
Total utility operating expenses	280,986	267,786	591,746	551,841
UTILITY OPERATING INCOME	33,174	31,783	77,717	74,745

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	1,350	889	2,963	1,611
Miscellaneous income and (deductions) - net	(566)	(648)	(1,541)	(1,185)
Income tax benefit applicable to nonoperating income	5,397	5,236	11,151	11,104
Total other income and (deductions) - net	6,181	5,477	12,573	11,530

INTEREST AND OTHER CHARGES:
Interest on long-term debt	26,659	26,463	53,099	52,513
Other interest	466	433	919	862
Allowance for borrowed funds used during construction	(749)	(511)	(1,732)	(921)
Amortization of redemption premiums and expense on debt	1,316	1,287	2,635	2,572
Total interest and other charges - net	27,692	27,672	54,921	55,026
NET INCOME	11,663	9,588	35,369	31,249

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	804	804	1,607	1,607

NET INCOME APPLICABLE TO COMMON STOCK	$10,859	$8,784	$33,762	$29,642

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	June 30,	December 31,
	2014	2013
ASSETS
UTILITY PLANT:
Utility plant in service	$4,527,535	$4,478,752
Less accumulated depreciation	2,208,567	2,149,994
Utility plant in service - net	2,318,968	2,328,758
Construction work in progress	279,724	207,727
Spare parts inventory	14,428	15,774
Property held for future use	1,002	1,002
Utility plant - net	2,614,122	2,553,261
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	525	528
Other investments	6,094	5,902
Other assets - net	6,619	6,430
CURRENT ASSETS:
Cash and cash equivalents	127,786	19,067
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $2,011 and $1,982, respectively)	144,624	143,408
Fuel inventories - at average cost	50,909	54,763
Materials and supplies - at average cost	58,443	58,067
Deferred tax asset - current	8,996	11,990
Regulatory assets	5,227	2,409
Prepayments and other current assets	38,396	23,247
Total current assets	434,381	312,951
DEFERRED DEBITS:
Regulatory assets	361,583	369,447
Miscellaneous	48,884	31,976
Total deferred debits	410,467	401,423
TOTAL	$3,465,589	$3,274,065
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder's equity:
Paid in capital	$168,149	$61,468
Accumulated deficit	(22,732)	(13,694)
Total common shareholder's equity	145,417	47,774
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,950,537	1,821,713
Total capitalization	2,155,738	1,929,271
CURRENT LIABILITIES:
Short-term debt (Note 5)	50,000	50,000
Accounts payable	98,373	99,966
Accrued expenses	22,658	27,417
Accrued real estate and personal property taxes	18,850	19,224
Regulatory liabilities	19,349	12,436
Accrued interest	30,385	29,691
Customer deposits	26,688	26,241
Other current liabilities	26,239	12,200
Total current liabilities	292,542	277,175
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	598,223	585,753
Accumulated deferred income taxes - net	324,959	332,363
Non-current income tax liability	6,867	6,734
Unamortized investment tax credit	5,945	6,661
Accrued pension and other postretirement benefits	38,076	93,680
Asset retirement obligations	42,442	41,381
Miscellaneous	797	1,047
Total deferred credits and other long-term liabilities	1,017,309	1,067,619
COMMITMENTS AND CONTINGENCIES (Note 7)
TOTAL	$3,465,589	$3,274,065

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended,
	June 30,
	2014	2013
CASH FLOWS FROM OPERATIONS:
Net income	$35,369	$31,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92,923	90,810
Amortization of regulatory assets	1,618	1,729
Amortization of debt premium	465	435
Deferred income taxes and investment tax credit adjustments - net	10	(3,665)
Allowance for equity funds used during construction	(2,840)	(1,490)
Change in certain assets and liabilities:
Accounts receivable	(1,216)	10,404
Fuel, materials and supplies	3,477	(4,986)
Income taxes receivable or payable	16,602	(9,136)
Financial transmission rights	(10,167)	(9,682)
Accounts payable and accrued expenses	(23,094)	1,306
Accrued real estate and personal property taxes	(374)	137
Accrued interest	694	(2,589)
Pension and other postretirement benefit expenses	(55,603)	(49,715)
Short-term and long-term regulatory assets and liabilities	4,299	28,031
Prepaids and other current assets	(5,955)	(6,534)
Other - net	(228)	639
Net cash provided by operating activities	55,980	76,943

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(118,007)	(86,043)
Project development costs	(15,445)	(2,230)
Grants under the American Recovery and Reinvestment Act of 2009	-	891
Cost of removal, net of salvage	(2,479)	(2,884)
Other	(46)	43
Net cash used in investing activities	(135,977)	(90,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	105,000	129,000
Short-term debt repayments	(105,000)	(129,000)
Long-term borrowings, net of discount	128,358	169,728
Retirement of long-term debt, including make-whole provision	-	(110,377)
Dividends on common stock	(42,800)	(29,900)
Equity contribution from AES	106,400	-
Preferred dividends of subsidiary	(1,607)	(1,607)
Deferred financing costs paid	(1,548)	(1,636)
Other	(87)	(2)
Net cash provided by financing activities	188,716	26,206
Net change in cash and cash equivalents	108,719	12,926
Cash and cash equivalents at beginning of period	19,067	18,487
Cash and cash equivalents at end of period	$127,786	$31,413

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$51,575	$55,067
Income taxes	$-	$31,000

	As of June 30,
	2014	2013
Non-cash investing activities:
Accruals for capital expenditures	$24,548	$43,621

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholder's Equity (Deficit)
and Noncontrolling Interest
(In Thousands)

	Paid in Capital	Accumulated Deficit	Total Common Shareholder's Equity (Deficit)	Cumulative Preferred Stock of Subsidiary
2013
Beginning Balance	$11,811	$(15,030)	$(3,219)	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		29,642	29,642
Distributions to AES		(29,900)	(29,900)
Contributions from AES	327		327
Balance at June 30, 2013	$12,138	$(15,288)	$(3,150)	$59,784
2014
Beginning Balance	$61,468	$(13,694)	$47,774	$59,784
Comprehensive Income attributable to common stock:
Net income applicable to common stock		33,762	33,762
Distributions to AES		(42,800)	(42,800)
Contributions from AES	106,681		106,681
Balance at June 30, 2014	$168,149	$(22,732)	$145,417	$59,784

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

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-08,  “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,”  effective for annual and interim periods beginning after December 15, 2014. ASU 2014-08 updates the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. In addition, an entity will be required to expand disclosures for discontinued operations by providing more information about the assets, liabilities, revenues and expenses of discontinued operations both on the face of the financial statements and in the notes to the financial statements. For the disposal of an individually significant component of an entity that does not qualify for discontinued operations reporting, such entity will be required to disclose the pretax profit or loss of the component in the  notes to the financial statements. This ASU is not expected to have a material effect on our overall results of operations, financial position or cash flows.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” effective for annual and interim periods beginning after December 15, 2016, with retrospective application. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Because the guidance in this ASU is principles-based, it can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. We have not yet determined the extent, if any, to which our overall results of operations, financial position or cash flows may be affected by the implementation of this accounting standard.

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

As of June  30, 2014 and December 31, 2013, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets – see Note 6, “Pension and Other Postretirement Benefits”) were considered Level 3, based on the above fair value hierarchy. These primarily consisted of financial transmission rights, which are used to offset MISO congestion charges. Because the benefit associated with financial transmission rights is a flow-through to IPL’s jurisdictional customers, IPL records a regulatory liability matching the value of the financial transmission rights.  In addition, IPALCO had one financial asset, a nonutility investment accounted for using the cost method of accounting, which is measured at fair value on a nonrecurring basis, again using Level 3 measurements.  No adjustments were made to this asset during the periods covered by this report. All of these financial assets and liabilities were not material to the Financial Statements in the periods covered by this report, individually or in the aggregate.

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

Cash Equivalents

As of June  30, 2014 and December 31, 2013, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity (Level 1), which was $17.4 million and $5.4 million as of June  30, 2014 and December 31, 2013, respectively.

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness for the periods ending:

	June 30, 2014		December 31, 2013
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$1,955.3	$2,184.1	$1,825.3	$1,941.8
Variable-rate	50.0	50.0	50.0	50.0
Total indebtedness	$2,005.3	$2,234.1	$1,875.3	$1,991.8

The difference between the face value and the carrying value of this indebtedness represents unamortized discounts of $4.8 million and $3.6 million at June  30, 2014 and December 31, 2013, respectively.

4. SHAREHOLDER’S EQUITY

On June 27, 2014, IPALCO received an equity capital contribution of $106.4 million from AES for funding needs related to IPL’s environmental and replacement generation projects.  IPALCO then made the same equity capital contribution to IPL.

5. INDEBTEDNESS

Line of Credit

In May 2014, IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility (the “Credit Agreement”) with a syndication of banks. This Credit Agreement is an unsecured committed line of credit to be used (i) to finance capital expenditures, (ii) to refinance indebtedness under the existing credit agreement, (iii) to support working capital and (iv) for general corporate purposes. This agreement matures on May 6, 2019, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time during the term of the agreement, subject to approval by the lenders.  Prior to execution, IPL and IPALCO had existing general banking relationships with the parties in this agreement. As of June  30, 2014 and December 31, 2013, IPL had no outstanding borrowings on the committed line of credit.

IPL First Mortgage Bonds

In June 2014, IPL issued $130 million aggregate principal amount of first mortgage bonds, 4.50% Series, due June 2044. Net proceeds from this offering were approximately $126.8 million, after deducting the initial purchasers’ discounts and fees and expenses for the offering payable by IPL. The net proceeds from the offering will be used (i) to finance a portion of IPL’s construction program, (ii) to finance a portion of IPL’s capital costs related to environmental and replacement generation projects and (iii) for other general corporate purposes.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table (in thousands) presents information for the six months ended June  30, 2014, relating to the Employees’ Retirement Plan of Indianapolis Power & Light Company and the Supplemental Retirement Plan of Indianapolis Power & Light Company  (the “Pension Plans”):

Net funded status of plans:
Net funded status at December 31, 2013, before tax adjustments	$(89,127)
Net benefit cost components reflected in net funded status during first quarter:
Service cost	(1,808)
Interest cost	(7,788)
Expected return on assets	10,473
Employer contributions during quarter	54,100
Net funded status at March 31, 2014, before tax adjustments	$(34,150)
Net benefit cost components reflected in net funded status during second quarter:
Service cost	(1,807)
Interest cost	(7,789)
Expected return on assets	10,473
Employer contributions during quarter	-
Net funded status at June 30, 2014, before tax adjustments	$(33,273)

Regulatory assets related to pensions(1):
Regulatory assets at December 31, 2013, before tax adjustments	$191,783
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,213)
Amortization of net actuarial loss	(2,429)
Regulatory assets at March 31, 2014, before tax adjustments	$188,141
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,213)
Amortization of net actuarial loss	(2,426)
Regulatory assets at June 30, 2014, before tax adjustments	$184,502

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

Pension Expense

The following table presents net  periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,807	$2,299	$3,615	$4,598
Interest cost	7,789	7,090	15,577	14,181
Expected return on plan assets	(10,473)	(9,572)	(20,946)	(19,144)
Amortization of prior service cost	1,213	1,229	2,426	2,458
Amortization of actuarial loss	2,426	5,684	4,855	11,368
Net periodic benefit cost	$2,762	$6,730	$5,527	$13,461

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

New Source Review

In October 2009, IPL received a Notice of Violation (“NOV”) and Finding of Violation from the U.S. Environmental Protection Agency (“EPA”) pursuant to the U.S. Clean Air Act (“CAA”) Section 113(a). The NOV alleges violations of the CAA at IPL’s three primarily coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to Prevention of Significant Deterioration and nonattainment New Source Review requirements under the CAA. Since receiving the letter, IPL management has met with the EPA staff regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard. IPL has recorded a contingent liability related to this matter.

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

IPALCO’s effective combined state and federal income tax rates  were 34.8% and 33.0% for the three and six months ended June  30, 2014, respectively, as compared to 39.2% and 38.1% for the three and six months ended June  30, 2013, respectively. The decrease in the effective tax rates versus the comparable periods  was primarily the result of the $1.2 million state income tax benefit described above and an increase in the allowance for equity funds used during construction in 2014.

9. RELATED PARTY TRANSACTIONS

In December 2013, an agreement was signed, effective January 1, 2014, whereby AES U.S. Services, LLC (the “Service Company”) is to provide services including accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the AES U.S. Strategic Business Unit (“U.S. SBU”), including among other companies, IPALCO and IPL. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company during the first six months of 2014 on behalf of IPALCO were $13.6 million. IPALCO had a prepaid balance of $6.6 million to the Service Company as of June 30, 2014.

10. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. The nonutility category primarily includes the $400 million of 7.25% Senior Secured Notes due April 1, 2016, and the $400 million of 5.00% Senior Secured Notes due May 1, 2018; approximately $6.2 million and $6.9 million of nonutility cash and cash equivalents, as of June  30, 2014 and December 31, 2013, respectively; short-term and long-term nonutility investments of $5.1 million and $5.0 million at June  30, 2014 and December 31, 2013, respectively; and income taxes and interest related to those items. Nonutility assets represented less than 1% of IPALCO’s total assets as of June  30, 2014 and December 31, 2013. Net income for the utility segment was $51.2 million and $46.9 million for the six-month periods ended June 30, 2014 and 2013, respectively, and $19.8 million and $17.8 million for the three-month periods ended June  30, 2014 and 2013, respectively. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

ITEM 1B. DEFINED TERMS

Defined Terms
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2013 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2013
AES	The AES Corporation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BACT	Best Achievable Control Technology
BTA	Best Technology Available
CAA	U.S. Clean Air Act
CCB	Coal Combustion Byproducts
CCGT	Combined Cycle Gas Turbine
CPCN	Certificate of Public Convenience and Necessity
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

CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DSM	Demand Side Management
ELGs	Effluent Limitation Guidelines
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
GHG	Greenhouse Gas
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
MW	Megawatt
MISO	Midcontinent Independent System Operator, Inc.
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration
RSG	Revenue Sufficiency Guarantee
SEA 340	Senate Enrolled Act 340
Service Company	AES U.S. Services, LLC
U.S. SBU	AES U.S. Strategic Business Unit

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

Comparison of three months ended June  30, 2014 and three months ended June  30, 2013

Utility Operating Revenues

Utility operating revenues during the three months ended June  30,  2014 increased by $14.6 million compared to the same period in 2013, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	June 30,			Percentage
	2014	2013	Change	Change

Utility Operating Revenues:
Retail Revenues	$288,782	$271,267	$17,515	6.5%
Wholesale Revenues	20,239	23,502	(3,263)	(13.9%)
Miscellaneous Revenues	5,139	4,800	339	7.1%
Total Utility Operating Revenues	$314,160	$299,569	$14,591	4.9%

Heating Degree Days:
Actual	512	488	24	4.9%
30-year Average	507	524

Cooling Degree Days:
Actual	342	355	(13)	(3.7%)
30-year Average	339	309

The increase in retail revenues of $17.5 million was primarily due to a net increase in the weighted average price per kilowatt hours (“kWh”) sold ($17.4 million), while retail volumes were flat. The $17.4 million increase in the weighted average price of retail kWh sold was primarily due to increases in fuel revenues of $14.4 million and environmental rate adjustment mechanism revenues of $2.8 million. The increase in fuel revenues was partially offset by increases in purchased power and fuel costs as described below. Likewise, the vast majority of the increases in environmental rate adjustment mechanism revenues are offset by increased operating expenses.

The decrease in wholesale revenues of $3.3 million was primarily due to  a 12% decrease in the quantity of kWh sold ($2.9 million) as IPL’s coal-fired generation has been called upon by MISO to produce electricity less often during the second quarter of 2014 versus the comparable period. This was primarily due to an increase in outage rates during the second quarter of 2014 versus the comparable period. Our ability to be dispatched in the MISO market is primarily impacted by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended June  30,  2013 to the three months ended June  30,  2014 (in millions):

Operating expenses for the three months ended June 30, 2013	$267.8
Increase in power purchased	8.3
Decrease in pension expenses	(4.0)
Increase in fuel costs	3.8
Increase in maintenance expenses	3.7
Increase in depreciation and amortization	0.9
Other miscellaneous variances	0.5
Operating expenses for the three months ended June 30, 2014	$281.0

The $8.3 million increase in purchased power costs was primarily due to a 48% increase in the market price of purchased power ($8.8 million).  The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. In the comparable periods, the increase in natural gas prices had the largest impact on the market price of purchased power. The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outages as well as that at times it is less expensive for us to buy power in the market than to produce it ourselves.

The $4.0 million decrease in pension expenses, which is included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Income, is primarily due to a $3.3 million decrease in the recognized actuarial loss.

The $3.8 million increase in fuel costs is primarily due to fuel price increases of $7.7 million as the result of variances between estimated fuel costs in our Fuel Adjustment Clause (“FAC”) and actual fuel costs. We are generally permitted to recover underestimated fuel costs to serve our retail customers in future rates through the FAC proceedings and, therefore, the costs are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these costs. Partially offsetting this increase was a $4.1 million decrease in the quantity of fuel consumed as the result of a decrease in wholesale sales volume in the comparable periods.

Maintenance expenses increased $3.7 million versus the comparable period primarily due to increased outages. The increase in depreciation and amortization costs of $0.9 million was primarily due to additional assets placed in service.

Comparison of six months ended June  30, 2014 and six months ended June  30, 2013

Utility Operating Revenues

Utility operating revenues during the six months ended June  30,  2014 increased by $42.9 million compared to the same period in 2013, which resulted from the following changes (dollars in thousands):

	Six Months Ended
	June 30,			Percentage
	2014	2013	Change	Change

Utility Operating Revenues:
Retail Revenues	$617,485	$577,144	$40,341	7.0%
Wholesale Revenues	41,352	39,624	1,728	4.4%
Miscellaneous Revenues	10,626	9,818	808	8.2%
Total Utility Operating Revenues	$669,463	$626,586	$42,877	6.8%

Heating Degree Days:
Actual	3,985	3,426	559	16.3%
30-year Average	3,217	3,379

Cooling Degree Days:
Actual	342	355	(13)	(3.7%)
30-year Average	343	309

The increase in retail revenues of $40.3 million was primarily due to a net increase in the weighted average price per kWh sold ($23.3 million) and a  4% increase in the volume of  kWh sold ($17.0 million). The $23.3 million increase in the weighted average price of retail kWh sold was primarily due to increases in fuel revenues of $32.0 million,  Demand Side Management (“DSM”) program rate adjustment mechanism revenues of $4.3 million, and environmental rate adjustment mechanism revenues of $1.2 million;  partially offset by unfavorable block rate and other retail variances of $14.1 million. The increase in fuel revenues was partially offset by increases in purchased power costs as described below. Likewise, the vast majority of the increase in DSM rate adjustment mechanism revenues was offset by increased operating expenses. The unfavorable block rate variances were mostly attributed to our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases. The $17.0 million increase in the volume of electricity sold was primarily due to colder temperatures in our service territory during the first quarter of 2014 versus the comparable period (as demonstrated by the 16% increase in heating degree days, as shown above).

The increase in wholesale revenues of $1.7 million was primarily due to a 20% increase in the weighted average price per kWh sold ($6.9 million) partially offset by a 13% decrease in the quantity of kWh sold ($5.2 million). We believe the higher market prices in 2014 were heavily influenced by the impact the colder temperatures had on demand for electricity in the MISO wholesale market. Our ability to be dispatched in the MISO market is primarily impacted by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the six months ended June  30, 2013 to the six months ended June  30, 2014 (in millions):

Operating expenses for the six months ended June 30, 2013	$551.8
Increase in power purchased	22.8
Increase in maintenance expenses	10.6
Decrease in pension expenses	(7.9)
Increase in DSM program costs	4.4
Increase in fuel costs	2.1
Increase in depreciation and amortization costs	1.9
Other miscellaneous variances	6.0
Operating expenses for the six months ended June 30, 2014	$591.7

The $22.8 million increase in purchased power costs was primarily due to a 33% increase in the market price of purchased power ($18.9 million) and a 6% increase in the volume of power purchased during the period ($2.1 million). The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. In the comparable periods, the increase in natural gas prices, which we believe were heavily influenced by the 16% increase in heating degree days, had the largest impact on the market price of purchased power. The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outages as well as that at times it is less expensive for us to buy power in the market than to produce it ourselves. During the comparable periods, retail sales increased, which accounted for the majority of the increase in purchased power volume.

Maintenance expenses increased $10.6 million versus the comparable period primarily due to the timing and duration of major generating unit overhauls and increased outages, as well as higher storm-related operating expenses of $3.8 million largely due to winter storms at the beginning of the year.

The $7.9 million decrease in pension expenses, which is included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Income, is primarily due to a $6.5 million decrease in the recognized actuarial loss.

The increase in DSM program costs of $4.4 million, which are recoverable through customer rates, is attributed to the continued implementation of IPL’s energy efficiency program initiatives. The increase in DSM program costs is correlated to an increase in DSM program rate adjustment mechanism retail revenues.

The $2.1 million increase in fuel costs is primarily due to fuel price increases of $2.3 million as the result of variances between estimated fuel costs in our FAC and actual fuel costs. We are generally permitted to recover underestimated fuel costs to serve our retail customers in future rates through the FAC proceedings and, therefore, the costs are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these costs.

The increase in depreciation and amortization costs of $1.9 million was primarily due to additional assets placed in service.

LIQUIDITY AND CAPITAL RESOURCES

As of June  30, 2014, we had unrestricted cash and cash equivalents of $127.8 million and available borrowing capacity of $249.3 million under our $250 million unsecured revolving credit facility after outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the Federal Energy Regulatory Commission (“FERC”). We have approval from the FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 28, 2016. In December 2013, we received an order from the IURC granting us authority through December 31, 2016 to, among other things, issue up to $425 million in aggregate principal amount of long-term debt (inclusive of $130 million of IPL first mortgage bonds issued in June 2014), refinance up to $171.9 million in existing indebtedness, and have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness and recurring capital expenditures, and to pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. In addition, due to current and expected future environmental regulations, it is expected that equity capital will continue to be used as a significant funding source. AES has approved significant equity investments in IPL for its proposed nonrecurring capital expenditures from 2013 through 2017; however, AES is under no contractual obligation to provide such equity capital and there can be no assurance we will receive capital contributions in the amounts, or at the times, funding may be required. On June 27, 2014, IPALCO received an equity capital contribution of $106.4 million from AES for funding needs related to IPL’s environmental and replacement generation projects.  IPALCO then made the same equity capital contribution to IPL.

Line of Credit

In May 2014, IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility (the “Credit Agreement”) with a syndication of banks. This Credit Agreement is an unsecured committed line of credit to be used (i) to finance capital expenditures, (ii) to refinance indebtedness under the existing credit agreement, (iii) to support working capital and (iv) for general corporate purposes. This agreement matures on May 6, 2019, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time during the term of the agreement, subject to approval by the lenders. Prior to execution, IPL and IPALCO had existing general banking relationships with the parties in this agreement. As of June 30, 2014 and December 31, 2013, IPL had no outstanding borrowings on the committed line of credit.

IPL First Mortgage Bonds

In June 2014, IPL issued $130 million aggregate principal amount of first mortgage bonds, 4.50% Series, due June 2044. Net proceeds from this offering were approximately $126.8  million, after deducting the initial purchasers’ discounts and fees and expenses for the offering payable by IPL. The net proceeds from the offering will be used (i) to finance a portion of IPL’s construction program, (ii) to finance a portion of IPL’s capital costs related to environmental and replacement generation projects and (iii) for other general corporate purposes.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Our capital expenditures totaled $118.0 million and $86.0 million for the six-month periods ended June  30, 2014 and 2013, respectively.  The increase in capital expenditures of $32.0 million in 2014 versus 2013 was primarily driven by spending to comply with our environmental construction program. Construction expenditures during the first six months of 2014 and 2013 were financed primarily with internally generated cash provided by operations,  borrowings on our credit facility, long-term borrowings, and in 2014 with an equity capital contribution from AES.

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

In addition to the amounts listed above, IPL plans to spend an additional $385 million for the three-year period from 2014 to 2016 to comply with the Mercury and Air Toxics Standards (“MATS”) rule (IPL plans to spend a total of $511 million for this project, including amounts already expended). IPL also plans to spend $626 million on replacement generation costs through 2017 as a result of the retirement of existing facilities not equipped with advanced environmental control technologies required to comply with existing and expected regulations. Of this amount, $611 million is projected to be spent in the three-year period from 2014 to 2016. In addition, IPL will incur significant costs for compliance with other environmental regulations, including the National Pollutant Discharge Elimination System (“NPDES”) permit program under the U.S. Clean Water Act (“CWA”). The costs for NPDES are still being reviewed and are expected to be material during the forecast period.

Common Stock Dividends

All of IPALCO’s outstanding common stock is held by AES. During the first six months of 2014 and 2013, we paid $42.8 million and $29.9 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $54.1 million and $49.7 million to the Pension Plans during the first six months of 2014 and 2013, respectively. We currently do not expect to make additional pension funding payments in 2014. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

Regulatory Matters

MISO Real Time Revenue Sufficiency Guarantee

MISO collects Revenue Sufficiency Guarantee (“RSG”) charges from market participants to pay for generation dispatched when the costs of such generation are not recovered in the market clearing price. Over the past several years, there have been disagreements between interested parties regarding the calculation methodology for RSG charges and how such charges should be allocated to the individual MISO participants, including IPL. Under the methodology currently in effect, RSG charges have little effect on IPL’s financial statements as the vast majority of such charges are considered to be fuel costs and are recoverable through IPL’s FAC, while the remainder are being deferred for future recovery in accordance with generally accepted accounting principles. However, the IURC’s orders in IPL’s FAC 77, 78 and 79 proceedings approved IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of a FERC proceeding regarding RSG charges and any subsequent appeals therefrom. In a  recent FAC proceeding, IPL requested that the subject to refund designation be removed and that FAC 77, 78 and 79 proceedings be made final with no modifications. In February 2014, the IURC issued an order approving IPL’s request.

Demand-Side Management

In March 2014, legislation, referred to as the Senate Enrolled Act 340 (“SEA 340”), was approved that effectively ended the IURC’s energy efficiency targets established in a 2009 statewide Generic DSM Order. Although SEA 340 puts an end to established efficiency targets, IPL will continue to offer cost-effective energy efficiency and demand response programs as one of many resources to meet future demand for electricity.

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

MATS

Several lawsuits challenging the MATS rule have been filed by other parties and consolidated into a single proceeding before the U.S. Court of Appeals for the District of Columbia Circuit. In April 2014, the U.S. Court of Appeals issued an opinion upholding the MATS rule. Numerous states and two trade groups have petitioned the U.S. Supreme Court to review this opinion; however, it is unclear whether this opinion will be successfully appealed. We currently cannot predict the outcome of this litigation, or its impact, if any, on our MATS compliance planning.

On June  20, 2014, IPL contemporaneously filed a waiver request or in the alternative, a complaint with the FERC requesting a waiver or changes to MISO rules that will allow IPL to keep 216 MW of reliable capacity available at its Eagle Valley generating station from June 1, 2015,  through April 15, 2016. Both of these filings request that the FERC either waive or reform certain requirements of the MISO tariff for failing to address the specific circumstances resulting  from compliance with MATS. IPL maintains that MISO has not addressed several aspects of the issue created by the disconnect between the MATS compliance deadline and the end of the MISO planning year for capacity purposes (the difference between April 16, 2016, and June 1, 2016).

Unit Retirements and Replacement Generation

In addition to the generating units IPL retired in the second quarter of 2013, IPL has several other generating units that we expect to retire or refuel by 2017. These units are primarily coal-fired and represent 472 MW of net capacity in total. To replace this generation, IPL filed a petition and case-in-chief with the IURC in April 2013 seeking a Certificate of Public Convenience and Necessity (“CPCN”) to build a 550 to 725 MW combined cycle gas turbine (“CCGT”) at its Eagle Valley Station site in Indiana and to refuel Harding Street Station Units 5 and 6 from coal to natural gas (about 100 MW net capacity each). In May 2014, IPL received an order on the CPCN from the IURC authorizing the refueling project and granting approval to build a 644 to 685 MW CCGT at a total budget of $649 million. The current estimated cost of these projects is $626 million. IPL was granted authority to accrue post in-service allowance for debt and equity funds used during construction and to defer the recognition of depreciation expense of the CCGT and refueling project until such time that we are allowed to collect both a return and depreciation expense on the CCGT and refueling project. The CCGT is expected to be placed into service in April 2017, and the refueling project is expected to be completed in early 2016. The costs to build and operate the CCGT and for the refueling project, other than fuel costs, will not be recoverable by IPL through rates until the conclusion of a base rate case proceeding with the IURC after the assets have been placed in service.

Environmental Wastewater Requirements

In August 2012, the Indiana Department of Environmental Management (“IDEM”) issued NPDES permits to the IPL Petersburg, Harding Street, and Eagle Valley generating stations, which became effective in October 2012. NPDES permits regulate specific industrial wastewater and storm water discharges to the waters of Indiana under Section 402 of the Federal Water Pollution Control Act or Federal Clean Water Act (“CWA”). These permits set new water quality-based levels of acceptable metal effluent water discharges for the Petersburg and Harding Street facilities, as well as monitoring and other requirements designed to protect aquatic life, with full compliance with the new metal effluent limitations required by October 2015. In April 2013, IPL received an extension to the compliance deadline through September 2017 for IPL’s Harding Street and Petersburg facilities by agreed orders with IDEM.

IPL is conducting studies to determine what operational changes and/or additional equipment will be required to comply with the new limitations. In developing its compliance plans, IPL must make assumptions about the outcomes of future Federal rulemakings with respect to coal combustion residuals (expected in December 2014), cooling water intake and wastewater effluents (expected in September 2015).  We will seek and expect to recover through our environmental rate adjustment mechanism, any operating or capital expenditures related to compliance with these NPDES permit requirements. Recovery of these costs is expected to be sought through an Indiana statute that allows for 80% recovery of qualifying costs through a rate adjustment mechanism with the remainder recorded as a regulatory asset to be considered for recovery in the next base rate case proceeding; however, there can be no assurances that we will be successful in that regard. In light of the uncertainties at this time, we cannot predict the impact of these permit requirements on our consolidated results of operations, cash flows, or financial condition, but it is expected to be material.

In June 2013, the EPA published proposed rules, commonly known as “Effluent Limitation Guidelines” or “ELGs,” to reduce toxic pollutants discharged into waterways by power plants. The proposed ELGs are intended to update the existing technology-based rules for controlling the discharge of pollutants from various waste streams associated with steam electric generating facilities. It is too early to determine whether the final version of the ELGs will materially impact IPL or its current or future NPDES permits. Under a consent decree, the EPA is required to finalize the ELGs by September 2015.

In June 2014, the EPA along with the U.S. Army Corps of Engineers issued a proposed rule defining the waters of the U.S. This rulemaking has the potential to impact all programs under the CWA. Expansion of regulated waterways is possible based on initial review of the proposal, which may impact several permitting programs. Although we cannot at this time determine the timing or impact of compliance with any new regulations, more stringent regulations could have a material impact on our operations and/or consolidated financial results.

Climate Change Legislation and Regulation

The EPA issued proposed carbon dioxide emissions rules for existing power plants on June 2, 2014. Under the proposed rule, called the Clean Power Plan, states would be judged against state-specific carbon dioxide emissions targets beginning in 2020, with an expected total U.S. power section emissions reduction of 30% from 2005 levels by 2030. For Indiana specifically, the Clean Power Plan proposes 2020-2029 interim reduction goals and proposed 2030 final reduction goals of 1,607 pounds of carbon dioxide per megawatt hour and 1,531 pounds of carbon dioxide per megawatt hour, respectively. The proposed rule requires states to submit implementation plans to meet the standards set forth in the rule by June 30, 2016, with the possibility of one or two-year extensions under certain circumstances. The proposed rule will be subject to a public comment process during the course of this year, after which time the EPA is expected to finalize it by President Obama’s June 1, 2015 deadline. Among other things, we could be required to make efficiency improvements to our existing facilities. However, it is too soon to determine what the rule, and Indiana’s corresponding state implementation plan, will require once both are finalized, whether they will survive judicial and other challenges, and if so, whether and when the rule and Indiana’s corresponding state implementation plan would materially impact our business, operations or financial condition.

In addition, in October 2013, the U.S. Supreme Court granted certiorari for several cases that address the EPA’s authority to issue Greenhouse Gas (“GHG”) Prevention of Significant Deterioration (“PSD”) permits under Section 165 of the CAA. In June 2014, the U.S. Supreme Court ruled that the EPA had exceeded its statutory authority in issuing the so-called “Tailoring Rule” under Section 165 of the CAA by regulating all sources that emitted GHGs. However, the U.S. Supreme Court also held that the EPA could impose GHG Best Achievable Control Technology (“BACT”) requirements for sources already required to implement PSD for other pollutants. Therefore, if future modifications to IPL’s sources require PSD review for other pollutants, it may also trigger GHG BACT requirements. The EPA has issued guidance on what BACT entails for the control of GHG and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis.

There is some uncertainty with respect to the impact of GHG rules on IPL. The Tailoring Rule will not require us to implement BACT until we construct a new major source or make a major modification of an existing major source, and the proposed New Source Performance Standards (“NSPS”) will not require us to comply with an emissions standard until we construct a new electric generating unit. The planned CCGT at Eagle Valley is expected to comply with the applicable BACT requirements under the Tailoring Rule and the proposed NSPS limit. We do not have any other major modifications of an existing source or plans to construct a new major source at this time. In light of these uncertainties, we cannot predict the impact of the EPA’s current and future GHG regulations on our consolidated results of operations, cash flows, or financial condition, but they could be material.

Cross-State Air Pollution Rule

In April 2014, the U.S. Supreme Court reversed a 2012 decision by the D.C. Circuit Court that had vacated the Cross-State Pollution Rule (“CSAPR”) and remanded the case back to the D.C. Circuit Court for further proceedings consistent with the U.S. Supreme Court decision. In June 2014, the U.S. Department of Justice, on behalf of the EPA, filed a motion with the D.C. Circuit Court to lift the current stay on CSAPR. Assuming CSAPR is reinstated, the EPA is expected to establish new effective dates for compliance with the required reduced emissions levels. We are unable to determine the full impact of the reinstatement of CSAPR until the D.C. Circuit Court and the EPA take further action. The timeline for further proceedings is currently unknown; however, we believe the rule may have a material impact on IPL.

Coal Combustion Byproducts

In the course of operating our coal-fired generating facilities, we produce coal combustion byproducts (“CCB”), including fly ash and bottom ash. In 2010, the EPA proposed a rule to regulate CCB, which we believe might require additional CCB handling, processing and storage equipment, or both. The EPA has agreed to issue a final rule by December 2014. While we cannot at this time estimate the impact and costs associated with future regulations of CCB, we believe the impact on our operations and consolidated financial results could be material.

Cooling Water Intake Regulations

We use water as a coolant at our generating facilities. Under the CWA, cooling water intake structures are required to reflect the Best Technology Available (“BTA”) for minimizing adverse environmental impact. On May 19, 2014, the EPA announced its final standards to protect fish and other aquatic organisms drawn into cooling water systems at large power plants and other industrial facilities. The standards, based on Section 316(b) of the CWA, require subject facilities to choose amongst seven BTA options to reduce fish impingement. In addition, facilities that withdraw water from a source water body above a minimum volume and utilize at least 25% of the withdrawn water for cooling purposes must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. This decision process would include public input as part of permit renewal or permit modification. It is possible this process could result in the need to install closed-cycle cooling systems (closed-cycle cooling towers), or other technology. Finally, the standards require that new units added to an existing facility are required to reduce both impingement and entrainment that achieves one of two alternatives under national BTA standards for entrainment. It is not yet possible to predict the total impacts of this recent final rule at this time, including any challenges to such final rule and the outcome of any such challenges. However, if additional capital expenditures are necessary, they could be material. We would seek recovery of these capital expenditures; however, there is no guarantee we would be successful in that regard.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)), as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2014. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of June 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the six months ended June  30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. unregistered sales of equity securities and use of proceeds

Not applicable pursuant to General Instruction H of the Form 10-Q.

Item 3. defaults upon senior securities

Not applicable pursuant to General Instruction H of the Form 10-Q.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  Other information

None.

ITEM 6. EXHIBITS

Exhibit No.	Document

4.1	Sixty-Second Supplemental Indenture, dated as of June 1, 2014
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification required by Rule 13a-14(b) or 15d-14(b)
101.INS	XBRL Instance Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

(Registrant)

Date: August 6, 2014/s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

(Principal Financial Officer)

Date: August 6, 2014/s/ Kurt A. Tornquist

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

Date: August 6, 2014/s/ Kenneth J. Zagzebski

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

Date: August 6, 2014/s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

Exhibit 32

Certification Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The certification set forth below is being submitted in connection with the Quarterly Report on Form 10-Q for the period ended June  30, 2014 (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

Date: August 6, 2014                                                                   /s/ Kenneth J. Zagzebski

Kenneth J. Zagzebski

Chief Executive Officer

Date: August 6, 2014                                                                   /s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to IPALCO and will be retained by IPALCO and furnished to the Securities and Exchange Commission or its staff upon request.