Form 10-Q
period 2014-09-30
IPALCO ENTERPRISES, INC.
filed 2014-11-06
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September  30, 2014

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

At November 5, 2014,  89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by The AES Corporation.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT

IPALCO ENTERPRISES, INC.

QUARTERLY Report on Form 10-q

For Quarter Ended September 30, 2014

Table of Contents

Item No.		Page No.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS		3

Part I – FINANCIAL INFORMATION
1.	Financial Statements
	Unaudited Condensed Consolidated Statements of Income for the Three Months and Nine Months ended September 30, 2014 and 2013	4
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	5
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013	6
	Unaudited Condensed Consolidated Statements of Common Shareholder’s Equity (Deficit) and Noncontrolling Interest for the Nine Months ended September 30, 2014 and 2013	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
1B.	Defined Terms	15
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
3.	Quantitative and Qualitative Disclosure About Market Risk	25
4.	Controls and Procedures	26

Part II – Other Information
1.	Legal Proceedings	27
1A.	Risk Factors	27
2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
3.	Defaults Upon Senior Securities	27
4.	Mine Safety Disclosures	27
5.	Other Information	27
6.	Exhibits	27

Signatures		28

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
▪

local economic conditions, including the fact that the local and regional economies have struggled through the recession and weak economic climate in recent years and may face uncertainty in the future;

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

PART I – financial information

ITEM 1. financial statementS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In Thousands)

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2014	2013	2014	2013

UTILITY OPERATING REVENUES	$335,574	$321,274	$1,005,037	$947,860

UTILITY OPERATING EXPENSES:
Operation:
Fuel	113,550	94,555	315,492	294,354
Other operating expenses	51,081	58,104	168,593	171,653
Power purchased	21,665	21,344	85,797	62,628
Maintenance	20,995	20,547	85,746	74,654
Depreciation and amortization	46,396	45,953	138,831	136,458
Taxes other than income taxes	11,191	11,228	34,403	34,508
Income taxes - net	21,385	21,824	49,147	51,141
Total utility operating expenses	286,263	273,555	878,009	825,396
UTILITY OPERATING INCOME	49,311	47,719	127,028	122,464

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	2,051	1,475	5,014	3,086
Miscellaneous income and (deductions) - net	(391)	(530)	(1,932)	(1,715)
Income tax benefit applicable to nonoperating income	5,545	5,570	16,696	16,674
Total other income and (deductions) - net	7,205	6,515	19,778	18,045

INTEREST AND OTHER CHARGES:
Interest on long-term debt	27,503	26,047	80,602	78,560
Other interest	467	467	1,386	1,329
Allowance for borrowed funds used during construction	(1,246)	(868)	(2,978)	(1,789)
Amortization of redemption premiums and expense on debt	1,321	1,252	3,956	3,824
Total interest and other charges - net	28,045	26,898	82,966	81,924
NET INCOME	28,471	27,336	63,840	58,585

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803	2,410	2,410

NET INCOME APPLICABLE TO COMMON STOCK	$27,668	$26,533	$61,430	$56,175

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	September 30,	December 31,
	2014	2013
ASSETS
UTILITY PLANT:
Utility plant in service	$4,557,498	$4,478,752
Less accumulated depreciation	2,240,044	2,149,994
Utility plant in service - net	2,317,454	2,328,758
Construction work in progress	411,729	207,727
Spare parts inventory	14,515	15,774
Property held for future use	1,002	1,002
Utility plant - net	2,744,700	2,553,261
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	524	528
Other investments	6,171	5,902
Other assets - net	6,695	6,430
CURRENT ASSETS:
Cash and cash equivalents	120,889	19,067
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $1,897 and $1,982, respectively)	142,648	143,408
Fuel inventories - at average cost	43,298	54,763
Materials and supplies - at average cost	59,758	58,067
Deferred tax asset - current	9,840	11,990
Regulatory assets	2,407	2,409
Prepayments and other current assets	32,193	23,247
Total current assets	411,033	312,951
DEFERRED DEBITS:
Regulatory assets	361,913	369,447
Miscellaneous	22,808	31,976
Total deferred debits	384,721	401,423
TOTAL	$3,547,149	$3,274,065

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder's equity:
Paid in capital	$168,255	$61,468
Accumulated deficit	(30,264)	(13,694)
Total common shareholder's equity	137,991	47,774
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt (Note 5)	1,950,775	1,821,713
Total capitalization	2,148,550	1,929,271
CURRENT LIABILITIES:
Short-term debt (Note 5)	50,000	50,000
Accounts payable	116,536	99,966
Accrued expenses	21,799	27,417
Accrued real estate and personal property taxes	23,636	19,224
Regulatory liabilities	29,309	12,436
Accrued income taxes	32,982	-
Accrued interest	48,842	29,691
Customer deposits	27,726	26,241
Other current liabilities	11,699	12,200
Total current liabilities	362,529	277,175
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	604,514	585,753
Accumulated deferred income taxes - net	325,217	332,363
Non-current income tax liability	6,973	6,734
Unamortized investment tax credit	5,587	6,661
Accrued pension and other postretirement benefits	37,335	93,680
Asset retirement obligations	55,534	41,381
Miscellaneous	910	1,047
Total deferred credits and other long-term liabilities	1,036,070	1,067,619
COMMITMENTS AND CONTINGENCIES (Note 7)
TOTAL	$3,547,149	$3,274,065

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended,
	September 30,
	2014	2013
CASH FLOWS FROM OPERATIONS:
Net income	$63,840	$58,585
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,607	136,621
Amortization of regulatory assets	2,480	2,877
Amortization of debt premium	704	650
Deferred income taxes and investment tax credit adjustments - net	(1,505)	(6,412)
Allowance for equity funds used during construction	(4,831)	(2,904)
Gain on sale of nonutility property	-	(297)
Change in certain assets and liabilities:
Accounts receivable	761	843
Fuel, materials and supplies	9,774	(6,182)
Income taxes receivable or payable	33,956	6,878
Financial transmission rights	(6,465)	(5,428)
Accounts payable and accrued expenses	(27,808)	(9,546)
Accrued real estate and personal property taxes	4,412	4,917
Accrued interest	19,150	14,441
Pension and other postretirement benefit expenses	(56,343)	(49,741)
Short-term and long-term regulatory assets and liabilities	16,250	24,729
Prepaids and other current assets	(3,453)	(5,082)
Other - net	2,147	2,297
Net cash provided by operating activities	192,676	167,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(232,313)	(161,684)
Project development costs	(7,277)	(3,842)
Grants under the American Recovery and Reinvestment Act of 2009	-	923
Cost of removal, net of salvage	(3,737)	(4,148)
Other	(43)	47
Net cash used in investing activities	(243,370)	(168,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	105,000	145,500
Short-term debt repayments	(105,000)	(145,500)
Long-term borrowings, net of discount	128,358	169,728
Retirement of long-term debt, including make-whole provision	-	(110,377)
Dividends on common stock	(78,000)	(43,650)
Equity contribution from AES	106,400	49,091
Preferred dividends of subsidiary	(2,410)	(2,410)
Deferred financing costs paid	(1,724)	(1,844)
Other	(108)	(6)
Net cash provided by financing activities	152,516	60,532
Net change in cash and cash equivalents	101,822	59,074
Cash and cash equivalents at beginning of period	19,067	18,487
Cash and cash equivalents at end of period	$120,889	$77,561

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$59,833	$63,673
Income taxes	$-	$34,000

	As of September 30,
	2014	2013
Non-cash investing activities:
Accruals for capital expenditures	$49,218	$23,770

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Common Shareholder's Equity (Deficit)
and Noncontrolling Interest
(In Thousands)

	Paid in Capital	Accumulated Deficit	Total Common Shareholder's Equity (Deficit)	Cumulative Preferred Stock of Subsidiary
2013
Beginning Balance	$11,811	$(15,030)	$(3,219)	$59,784
Net income applicable to common stock		56,175	56,175
Distributions to AES		(43,650)	(43,650)
Contributions from AES	49,604		49,604
Balance at September 30, 2013	$61,415	$(2,505)	$58,910	$59,784
2014
Beginning Balance	$61,468	$(13,694)	$47,774	$59,784
Net income applicable to common stock		61,430	61,430
Distributions to AES		(78,000)	(78,000)
Contributions from AES	106,787		106,787
Balance at September 30, 2014	$168,255	$(30,264)	$137,991	$59,784

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

For a list of certain abbreviations or acronyms used in the Notes to Unaudited Condensed Consolidated Financial Statements, see “Item 1B. Defined Terms” included in Part I – Financial Information of this Form 10-Q.

1. ORGANIZATION

IPALCO Enterprises, Inc. (“IPALCO” or “we”) is a holding company incorporated under the laws of the state of Indiana. IPALCO is a wholly-owned subsidiary of The AES Corporation (“AES”). IPALCO was acquired by AES in March 2001. IPALCO owns all of the outstanding common stock of its subsidiaries. Substantially all of IPALCO’s business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, Indianapolis Power & Light Company (“IPL”). IPL was incorporated under the laws of the state of Indiana in 1926. IPL has more than 470,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana,  with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two combustion turbines at a separate site that are all used for generating electricity. IPL’s net electric generation design  capability for winter and summer is 3,241 Megawatts (“MW”) and 3,123 MW, respectively.

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

New Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08,  “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,”  effective for annual and interim periods beginning after December 15, 2014. ASU 2014-08 updates the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. In addition, an entity will be required to expand disclosures for discontinued operations by providing more information about the assets, liabilities, revenues and expenses of discontinued operations both on the face of the financial statements and in the notes to the financial statements. For the disposal of an individually significant component of an entity that does not qualify for discontinued operations reporting, such entity will be required to disclose the pretax profit or loss of the component in the  notes to the financial statements.  Our early adoption of ASU No. 2014-08 in the third quarter of 2014 did not have any impact on our overall results of operations, financial position or cash flows.

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09,  “Revenue from Contracts with Customers (Topic 606),” effective for annual and interim periods beginning after December 15, 2016, with retrospective application. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Because the guidance in this ASU is principles-based, it can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. We have not yet determined the extent, if any, to which our overall results of operations, financial position or cash flows may be affected by the implementation of this accounting standard.

ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern),” effective for annual and interim periods ending after December 15, 2016. ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. There are required disclosures if substantial doubt is identified including documentation of principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans), management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, and management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern. This ASU is not expected to have any impact on our overall results of operations, financial position or cash flows.

3. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

FASB Accounting Standards Codification (“ASC”) 820 defined and established a framework for measuring fair value and expanded disclosures about fair value measurements for financial assets and liabilities that are adjusted to fair value on a recurring basis and/or financial assets and liabilities that are measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the period. In accordance with ASC 820, we have categorized our financial assets and liabilities that are adjusted to fair value, based on the priority of the inputs to the valuation technique, following the prescribed three-level fair value hierarchy:

Level 1 - unadjusted quoted prices for identical assets or liabilities in an active market.

Level 2 - inputs from quoted prices in markets where trading occurs infrequently or quoted prices of instruments with similar attributes in active markets.

Level 3 - unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September  30, 2014 and December 31, 2013, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets – see Note 6, “Pension and Other Postretirement Benefits”) were considered Level 3, based on the above fair value hierarchy. These primarily consisted of financial transmission rights, which are used to offset MISO congestion charges. Because the benefit associated with financial transmission rights is a flow-through to IPL’s jurisdictional customers, IPL records a regulatory liability matching the value of the financial transmission rights.  In addition, IPALCO had one financial asset, a nonutility investment accounted for using the cost method of accounting, which is measured at fair value on a nonrecurring basis, again using Level 3 measurements.  No adjustments were made to this asset during the periods covered by this report. All of these financial assets and liabilities were not material to the Financial Statements in the periods covered by this report, individually or in the aggregate.

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

Cash Equivalents

As of September  30, 2014 and December 31, 2013, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity (Level 1), which was $29.1 million and $5.4 million as of September  30, 2014 and December 31, 2013, respectively.

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness for the periods ending:

	September 30, 2014		December 31, 2013
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$1,955.3	$2,156.9	$1,825.3	$1,941.8
Variable-rate	50.0	50.0	50.0	50.0
Total indebtedness	$2,005.3	$2,206.9	$1,875.3	$1,991.8

The difference between the face value and the carrying value of this indebtedness represents unamortized discounts of $4.5 million and $3.6 million at September  30, 2014 and December 31, 2013, respectively.

Other Non-Recurring Fair Value Measurements

ASC 410 “Asset Retirement and Environmental Obligations” addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation. A legal obligation for purposes of ASC 410 is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppel. IPL’s Asset Retirement Obligations (“ARO”) liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. We use the cost approach to determine the fair value of IPL’s ARO liabilities, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. These inputs to the fair value of the ARO liabilities would be considered Level 3 inputs under the fair value hierarchy. Additions to the ARO liabilities in the three and nine months ended September 30, 2014 were $12.6 million, primarily for ash pond-related ARO liabilities. Additions to ARO liabilities were not material during the three and nine months ended September 30, 2013. As of September 30, 2014 and December 31, 2013, ARO liabilities were $55.5 million and $41.4 million, respectively.

4. SHAREHOLDER’S EQUITY

On June 27, 2014, IPALCO received an equity capital contribution of $106.4 million from AES for funding needs related to IPL’s environmental and replacement generation projects.  IPALCO then made the same equity capital contribution to IPL.

5. INDEBTEDNESS

Line of Credit

In May 2014, IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility (the “Credit Agreement”) with a syndication of banks. This Credit Agreement is an unsecured committed line of credit to be used (i) to finance capital expenditures, (ii) to refinance indebtedness under the existing credit agreement, (iii) to support working capital and (iv) for general corporate purposes. This agreement matures on May 6, 2019, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time during the term of the agreement, subject to approval by the lenders.  Prior to execution, IPL and IPALCO had existing general banking relationships with the parties in this agreement. As of September  30, 2014 and December 31, 2013, IPL had no outstanding borrowings on the committed line of credit.

IPL First Mortgage Bonds

In June 2014, IPL issued $130 million aggregate principal amount of first mortgage bonds, 4.50% Series, due June 2044. Net proceeds from this offering were approximately $126.8 million, after deducting the initial purchasers’ discounts and fees and expenses for the offering payable by IPL. The net proceeds from the offering were used (i) to finance a portion of IPL’s construction program, (ii) to finance a portion of IPL’s capital costs related to environmental and replacement generation projects and (iii) for other general corporate purposes.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table (in thousands) presents information for the nine months ended  September  30, 2014, relating to the Employees’ Retirement Plan of Indianapolis Power & Light Company and the Supplemental Retirement Plan of Indianapolis Power & Light Company  (the “Pension Plans”):

Net unfunded status of plans:
Net unfunded status at December 31, 2013, before tax adjustments	$(89,127)
Net benefit cost components reflected in net unfunded status during first quarter:
Service cost	(1,808)
Interest cost	(7,788)
Expected return on assets	10,473
Employer contributions during quarter	54,100
Net unfunded status at March 31, 2014, before tax adjustments	$(34,150)
Net benefit cost components reflected in net unfunded status during second quarter:
Service cost	(1,807)
Interest cost	(7,789)
Expected return on assets	10,473
Employer contributions during quarter	-
Net unfunded status at June 30, 2014, before tax adjustments	$(33,273)
Net benefit cost components reflected in net unfunded status during third quarter:
Service cost	(1,808)
Interest cost	(7,788)
Expected return on assets	10,474
Employer contributions during quarter	-
Net unfunded status at September 30, 2014, before tax adjustments	$(32,395)

Regulatory assets related to pensions(1):
Regulatory assets at December 31, 2013, before tax adjustments	$191,783
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,213)
Amortization of net actuarial loss	(2,429)
Regulatory assets at March 31, 2014, before tax adjustments	$188,141
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,213)
Amortization of net actuarial loss	(2,426)
Regulatory assets at June 30, 2014, before tax adjustments	$184,502
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,214)
Amortization of net actuarial loss	(2,428)
Regulatory assets at September 30, 2014, before tax adjustments	$180,860

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

Pension Expense

The following table presents net  periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2014	2013	2014	2013
	(In Thousands)		(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,808	$2,298	$5,423	$6,896
Interest cost	7,788	7,091	23,365	21,272
Expected return on plan assets	(10,474)	(9,571)	(31,420)	(28,715)
Amortization of prior service cost	1,214	1,229	3,640	3,687
Amortization of actuarial loss	2,428	5,683	7,283	17,051
Net periodic benefit cost	$2,764	$6,730	$8,291	$20,191

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

Environmental Loss Contingencies

We are subject to various federal, state, regional and local environmental protection and health and safety laws, as well as regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits.

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

IPALCO’s effective combined state and federal income tax rates  were 36.4% and 34.6% for the three and nine months ended September  30, 2014, respectively, as compared to 38.0% and 38.0% for the three and nine months ended September  30, 2013, respectively. The decrease in the effective tax rates versus the comparable periods  was primarily the result of the $1.2 million state income tax benefit described above and an increase in the allowance for equity funds used during construction in 2014.

9. RELATED PARTY TRANSACTIONS

In December 2013, an agreement was signed, effective January 1, 2014, whereby AES U.S. Services, LLC (the “Service Company”) is to provide services including accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the AES U.S. Strategic Business Unit (“U.S. SBU”), including among other companies, IPALCO and IPL. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company during the first nine months of 2014 on behalf of IPALCO were $18.0 million. IPALCO had a prepaid balance of $3.6 million to the Service Company as of September 30, 2014.

10. SEGMENT INFORMATION

Operating segments are components of an enterprise for which separate financial information is available and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segments are utility and nonutility. The nonutility category primarily includes the $400 million of 7.25% Senior Secured Notes due April 1, 2016, and the $400 million of 5.00% Senior Secured Notes due May 1, 2018; approximately $6.1 million and $6.9 million of nonutility cash and cash equivalents, as of September  30, 2014 and December 31, 2013, respectively; short-term and long-term nonutility investments of $5.1 million and $5.0 million at September  30, 2014 and December 31, 2013, respectively; and income taxes and interest related to those items. Nonutility assets represented less than 1% of IPALCO’s total assets as of September  30, 2014 and December 31, 2013. Net income for the utility segment was $87.5 million and $82.0 million for the nine-month periods ended September 30, 2014 and 2013, respectively, and $36.3 million and $35.1 million for the three-month periods ended September  30, 2014 and 2013, respectively. The accounting policies of the identified segments are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

ITEM 1B. DEFINED TERMS

Defined Terms
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2013 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2013
AES	The AES Corporation
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BACT	Best Achievable Control Technology
BTA	Best Technology Available
CAA	U.S. Clean Air Act
CCB	Coal Combustion Byproducts
CCGT	Combined Cycle Gas Turbine
CPCN	Certificate of Public Convenience and Necessity
COSO	Committee of Sponsoring Organizations of the Treadway Commission
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

CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
DSM	Demand Side Management
ELGs	Effluent Limitation Guidelines
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
GHG	Greenhouse Gas
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
MW	Megawatt
MISO	Midcontinent Independent System Operator, Inc.
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration
RSG	Revenue Sufficiency Guarantee
SEA 340	Senate Enrolled Act 340
Service Company	AES U.S. Services, LLC
U.S. SBU	AES U.S. Strategic Business Unit

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

Comparison of three months ended September  30, 2014 and three months ended September  30, 2013

Utility Operating Revenues

Utility operating revenues during the three months ended September  30,  2014 increased by $14.3 million compared to the same period in 2013, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	September 30,			Percentage
	2014	2013	Change	Change

Utility Operating Revenues:
Retail Revenues	$307,598	$303,465	$4,133	1.4%
Wholesale Revenues	22,576	11,899	10,677	89.7%
Miscellaneous Revenues	5,400	5,910	(510)	(8.6%)
Total Utility Operating Revenues	$335,574	$321,274	$14,300	4.5%

Heating Degree Days:
Actual	79	34	45	132.4%
30-year Average	67	81

Cooling Degree Days:
Actual	549	774	(225)	(29.1%)
30-year Average	793	725

The increase in retail revenues of $4.1 million was primarily due to a net increase in the weighted average price per kilowatt hours (“kWh”) sold ($16.6 million),  partially offset by a 6% decrease in the volume of “kWh” sold ($12.5 million). The $16.6 million increase in the weighted average price of retail kWh sold was primarily due to increases in (i) fuel revenues of $13.3 million; (ii) other retail variances of $2.8 million; and (iii) environmental rate adjustment mechanism revenues of $2.8 million; partially offset by a decrease in Demand Side Management (“DSM”) program rate adjustment mechanism revenues of $1.9 million. The increase in fuel revenues was offset by increases in fuel costs as described below. Likewise, the vast majority of the increases in environmental rate adjustment mechanism revenues are offset by increased operating expenses,  including depreciation and amortization, while the vast majority of the decreases in DSM rate adjustment mechanism revenues are offset by decreased operating expenses. The $12.5 million decrease in the volume of electricity sold was primarily due to cooler temperatures in our service territory during the summer of 2014 versus the comparable period (as demonstrated by the 29% decrease in cooling degree days, as shown above).

The increase in wholesale revenues of $10.7 million was primarily due to  a 78%  increase in the quantity of kWh sold ($9.3 million) as IPL’s coal-fired generation has been called upon by MISO to produce electricity more often during the three months ended September 30, 2014 versus the comparable period in 2013. The increase in wholesale revenues was also due to the decrease in retail volumes (as explained above). Our ability to be dispatched in the MISO market is primarily impacted by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended September  30,  2013 to the three months ended September  30,  2014 (in millions):

Operating expenses for the three months ended September 30, 2013	$273.6
Increase in fuel costs	19.0
Decrease in pension expenses	(4.0)
Decrease in DSM program costs	(1.9)
Other miscellaneous variances	(0.4)
Operating expenses for the three months ended September 30, 2014	$286.3

The $19.0 million increase in fuel costs is primarily due to (i) a $14.7 million increase in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our Fuel Adjustment Clause (“FAC”) and actual fuel and purchased power costs, and (ii) a $3.3 million increase in the price of coal we consumed during the comparable periods. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through the FAC proceedings and, therefore, the costs are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these costs.

The $4.0 million decrease in pension expenses, which is included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Income, is primarily due to a $3.3 million decrease in the recognized actuarial loss.

The decrease in DSM program costs of $1.9 million, which are included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of income and are recoverable through customer rates, is correlated to a decrease in DSM program rate adjustment mechanism retail revenues.

Other Income and Deductions

Other income and deductions increased  $0.7 million from income of $6.5 million for the three months ended September 30, 2013 to income of $7.2 million for the same period in 2014, reflecting an 11% increase. The increase was primarily due to a $0.6 million increase in the allowance for equity funds used during construction as a result of increased construction activity.

Interest and Other Charges

Interest and other charges increased $1.1 million, or 4%, for the three months ended September 30, 2014 versus the same period in 2013, primarily due to higher interest on long-term debt of $1.5 million mostly as a result of IPL’s debt issuance in June 2014 of $130 million aggregate principal amount of first mortgage bonds, 4.50% Series, due June 2044. This increase was partially offset by a $0.4 million increase in the allowance for borrowed funds used during construction as a result of increased construction activity.

Comparison of nine months ended September  30, 2014 and nine months ended September  30, 2013

Utility Operating Revenues

Utility operating revenues during the nine months ended September  30,  2014 increased by $57.2 million compared to the same period in 2013, which resulted from the following changes (dollars in thousands):

	Nine Months Ended
	September 30,			Percentage
	2014	2013	Change	Change

Utility Operating Revenues:
Retail Revenues	$925,082	$880,609	$44,473	5.1%
Wholesale Revenues	63,929	51,523	12,406	24.1%
Miscellaneous Revenues	16,026	15,728	298	1.9%
Total Utility Operating Revenues	$1,005,037	$947,860	$57,177	6.0%

Heating Degree Days:
Actual	4,064	3,460	604	17.5%
30-year Average	3,284	3,460

Cooling Degree Days:
Actual	891	1,129	(238)	(21.1%)
30-year Average	1,136	1,034

The increase in retail revenues of $44.5 million was primarily due to a net increase in the weighted average price per kWh sold ($39.8 million) and a 1% increase in the volume of  kWh sold ($4.7 million). The $39.8 million increase in the weighted average price of retail kWh sold was primarily due to increases in (i) fuel revenues of $36.6 million; (ii) environmental rate adjustment mechanism revenues of $4.0 million; and (iii) DSM program rate adjustment mechanism revenues of $2.3 million;  partially offset by other retail variances of $2.7 million. The increase in fuel revenues was partially offset by increases in purchased power costs as described below. Likewise, the vast majority of the increases in environmental and DSM rate adjustment mechanism revenues are offset by increased operating expenses, including depreciation and amortization. The $4.7 million increase in the volume of electricity sold was primarily due to colder temperatures in our service territory during the first quarter of 2014 versus the comparable period (as demonstrated by the 17.5% increase in heating degree days, as shown above).

The increase in wholesale revenues of $12.4 million was primarily due to a 13% increase in the weighted average price per kWh sold ($7.2 million) and a  10%  increase in the quantity of kWh sold ($5.2 million) as IPL’s coal-fired generation has been called upon by MISO to produce electricity more often during the nine months ended September 30, 2014 versus the comparable period in 2013. Our ability to be dispatched in the MISO market is primarily impacted by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the nine months ended September  30, 2013 to the nine months ended September  30, 2014 (in millions):

Operating expenses for the nine months ended September 30, 2013	$825.4
Increase in power purchased	23.2
Increase in fuel costs	21.1
Decrease in pension expenses	(11.9)
Increase in maintenance expenses	11.1
Increase in DSM program costs	2.5
Increase in depreciation and amortization costs	2.4
Other miscellaneous variances	4.2
Operating expenses for the nine months ended September 30, 2014	$878.0

The $23.2 million increase in purchased power costs was primarily due to a 54% increase in the market price of purchased power ($30.2 million), partially offset by a  17%  decrease in the volume of power purchased during the period ($8.9 million). The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. In the comparable periods, the increase in natural gas prices had the largest impact on the market price of purchased power. The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outages, as well as that at times it is less expensive for us to buy power in the market than to produce it ourselves.

The $21.1 million increase in fuel costs is primarily due to (i) a $12.8 million increase in the price of coal we consumed during the comparable periods, (ii) a $4.3 million increase in the price of natural gas we consumed during the comparable periods, and (iii) a $3.3 million increase in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our FAC and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through the FAC proceedings and, therefore, the costs are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these costs.

The $11.9 million decrease in pension expenses, which is included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Income, is primarily due to a $9.8 million decrease in the recognized actuarial loss.

Maintenance expenses increased $11.1 million versus the comparable period primarily due to the timing and duration of major generating unit overhauls and increased outages, as well as higher storm-related operating expenses of $4.2 million largely due to winter storms at the beginning of the year.

The increase in DSM program costs of $2.5 million, which are included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Income and are recoverable through customer rates, is attributed to the continued implementation of IPL’s energy efficiency program initiatives. The increase in DSM program costs is correlated to an increase in DSM program rate adjustment mechanism retail revenues.

The increase in depreciation and amortization costs of $2.4 million was primarily due to additional assets placed in service.

Other Income and Deductions

Other income and deductions increased $1.8 million from income of $18.0 million for the nine months ended September 30, 2013 to income of $19.8 million for the same period in 2014, reflecting a 10% increase. The increase was primarily due to a $1.9 million increase in the allowance for equity funds used during construction as a result of increased construction activity.

Interest and Other Charges

Interest and other charges increased $1.0 million, or 1%, for the nine months ended September 30, 2014 versus the same period in 2013, primarily due to higher interest on long-term debt of $2.0 million mostly as a result of IPL’s debt issuance in June 2014 of $130 million aggregate principal amount of first mortgage bonds, 4.50% Series, due June 2044. This increase was partially offset by a $1.2 million increase in the allowance for borrowed funds used during construction as a result of increased construction activity.

LIQUIDITY AND CAPITAL RESOURCES

As of September  30, 2014, we had unrestricted cash and cash equivalents of $120.9 million and available borrowing capacity of $249.3 million under our $250 million unsecured revolving credit facility after outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the Federal Energy Regulatory Commission (“FERC”). We have approval from the FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 28, 2016. In December 2013, we received an order from the IURC granting us authority through December 31, 2016 to, among other things, issue up to $425 million in aggregate principal amount of long-term debt (inclusive of $130 million of IPL first mortgage bonds issued in June 2014), refinance up to $171.9 million in existing indebtedness, and have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We expect that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness and recurring capital expenditures, and to pay dividends to AES. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. In addition, due to current and expected future environmental regulations, it is expected that equity capital will continue to be used as a significant funding source. AES has approved significant equity investments in IPL for its proposed nonrecurring capital expenditures from 2013 through 2017; however, AES is under no contractual obligation to provide such equity capital and there can be no assurance we will receive capital contributions in the amounts, or at the times, funding may be required. On June 27, 2014, IPALCO received an equity capital contribution of $106.4 million from AES for funding needs related to IPL’s environmental and replacement generation projects.  IPALCO then made the same equity capital contribution to IPL.

Line of Credit

In May 2014, IPL entered into an amendment and restatement of its 5-year $250 million Credit Agreement with a syndication of banks. This Credit Agreement is an unsecured committed line of credit to be used (i) to finance capital expenditures, (ii) to refinance indebtedness under the existing credit agreement, (iii) to support working capital and (iv) for general corporate purposes. This agreement matures on May 6, 2019, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time during the term of the agreement, subject to approval by the lenders. Prior to execution, IPL and IPALCO had existing general banking relationships with the parties in this agreement. As of September 30, 2014 and December 31, 2013, IPL had no outstanding borrowings on the committed line of credit.

IPL First Mortgage Bonds

In June 2014, IPL issued $130 million aggregate principal amount of first mortgage bonds, 4.50% Series, due June 2044. Net proceeds from this offering were approximately $126.8  million, after deducting the initial purchasers’ discounts and fees and expenses for the offering payable by IPL. The net proceeds from the offering were used (i) to finance a portion of IPL’s construction program, (ii) to finance a portion of IPL’s capital costs related to environmental and replacement generation projects and (iii) for other general corporate purposes.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Our capital expenditures totaled $232.3 million and $161.7 million for the nine-month periods ended September  30, 2014 and 2013, respectively.  The increase in capital expenditures of $70.6 million in 2014 versus 2013 was primarily driven by our environmental construction program. Construction expenditures during the first nine months of 2014 and 2013 were financed primarily with internally generated cash provided by operations,  borrowings on our credit facility, long-term borrowings, and equity capital contributions from AES.

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

In addition to the amounts listed above, IPL plans to spend additional amounts related to environmental compliance, including $326 million for the three-year period from 2014 to 2016 to comply with the Mercury and Air Toxics Standards (“MATS”) rule. IPL plans to spend a total of $460 million for this project, including amounts already expended. Please see “Environmental Matters – MATS” below for more details.

IPL also plans to spend $626 million on replacement generation costs through 2017 as a result of the retirement of existing facilities not equipped with advanced environmental control technologies required to comply with existing and expected regulations. Of this amount, $611 million is projected to be expended in the three-year period from 2014 to 2016.  Please see “Environmental Matters – Unit Retirements and Replacement Generation” below for more details.

Other environmental expenditures include costs for compliance with the National Pollutant Discharge Elimination System (“NPDES”) permit program under the U.S. Clean Water Act (“CWA”). The costs for NPDES at our Petersburg Plant for 2014-2016 are expected to be $213 million (IPL plans to spend a total of $224 million for this project, including amounts already expended). Finally, as a result of environmental regulations, IPL plans to refuel Unit 7 at Harding Street converting from coal-fired to natural gas-fired. The 2014-2016 cost of the projects necessary to complete this conversion, including costs for NPDES, MATS preservation and dry ash handling, are expected to be $98 million (IPL plans to spend a total of $108 million on this project, including amounts already expended). Please see “Environmental Matters – Environmental Wastewater Requirements” below for more details.

Common Stock Dividends

All of IPALCO’s outstanding common stock is held by AES. During the first nine months of 2014 and 2013, we paid $78.0 million and $43.7 million, respectively, in dividends to AES. Future distributions will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension and Other Postretirement Benefits

We contributed $54.1 million and $49.7 million to the Pension Plans during the first nine months of 2014 and 2013, respectively. We currently do not expect to make additional pension funding payments in 2014. Funding for the qualified Employees’ Retirement Plan of Indianapolis Power & Light Company is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

In October 2014, the Society of Actuaries finalized new mortality tables and a new mortality improvement scale. We are planning to adopt these new mortality tables for the assumptions reflected in our December 31, 2014 valuation of our pension and postretirement plan obligations and this could have a material impact on our benefit obligation, as well as future benefit costs and contributions.

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

Demand Side Management

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

In May 2014, IPL filed its 2015-2016 DSM Plan with the IURC, which is pending under Cause No. 44497. IPL has proposed a set of DSM programs to be offered in 2015-2016 that is similar to the 2014 set of programs. Similar to the current DSM framework, IPL requested to receive cost recovery of program costs, plus performance incentives. Additionally, IPL requested the authority to recover lost revenues resulting from decreased kWh and kW as a result of the implementation of DSM programs. While we expect to receive approval to offer DSM programs with cost recovery, no assurance can be given.

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

MATS

Several lawsuits challenging the MATS rule have been filed by other parties and consolidated into a single proceeding before the U.S. Court of Appeals for the District of Columbia Circuit. In April 2014, the U.S. Court of Appeals issued an opinion upholding the MATS rule. In July 2014, numerous states and two trade groups petitioned the U.S. Supreme Court to review this opinion; however, it is unclear whether this opinion will be successfully appealed. We currently cannot predict the outcome of this litigation, or its impact, if any, on our MATS compliance planning.

On June 20, 2014, IPL contemporaneously filed a waiver request or in the alternative, a complaint with the FERC requesting a waiver or changes to MISO rules that will allow IPL to keep 216 MW of reliable capacity available at its Eagle Valley generating station from June 1, 2015,  through April 15, 2016. Both of these filings request that the FERC either waive or reform certain requirements of the MISO tariff for failing to address the specific circumstances resulting  from compliance with MATS. IPL maintains that MISO has not addressed several aspects of the issue created by the disconnect between the MATS compliance deadline and the end of the MISO planning year for capacity purposes (the difference between April 16, 2016, and June 1, 2016). On October 15, 2014, this waiver request was approved by the FERC.

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

On August 15, 2014, IPL announced its intent to file plans with the IURC to refuel Unit 7 at Harding Street from coal-fired to natural gas. This conversion is part of IPL's overall wastewater compliance plan for its power plants (as discussed in  “Environmental Wastewater Requirements”  below).

Environmental Wastewater Requirements

In August 2012, the Indiana Department of Environmental Management (“IDEM”) issued NPDES permits to the IPL Petersburg, Harding Street, and Eagle Valley generating stations, which became effective in October 2012. NPDES permits regulate specific industrial wastewater and storm water discharges to the waters of Indiana under Section 402 of the CWA. These permits set new water quality-based levels of acceptable metal effluent water discharges for the Petersburg and Harding Street facilities, as well as monitoring and other requirements designed to protect aquatic life, with full compliance with the new metal effluent limitations required by October 2015. In April 2013, IPL received an extension to the compliance deadline through September 2017 for IPL’s Harding Street and Petersburg facilities through agreed orders with IDEM.

IPL conducted studies to determine what operational changes and/or additional equipment will be required to comply with the new limitations. In developing its compliance plans, IPL must make assumptions about the outcomes and implications of Federal rulemakings with respect to coal combustion residuals (expected in December 2014), cooling water intake (final rule issued in May 2014) and wastewater effluents (expected in September 2015).

On October 16, 2014, IPL filed its wastewater compliance plans with the IURC. IPL is seeking approval for a CPCN to install and operate wastewater treatment technologies at its Petersburg Plant and Harding Street Station, as well as for the refueling of Unit 7 at Harding Street. If approved, IPL will invest $332 million in these projects to ensure compliance with the wastewater treatment requirements by 2017.

We expect to recover through our environmental rate adjustment mechanism, operating or capital expenditures related to compliance with these NPDES permit requirements. Recovery of these costs is sought through an Indiana statute that allows for 80% recovery of qualifying costs through a rate adjustment mechanism with the remainder recorded as a regulatory asset to be considered for recovery in the next base rate case proceeding; however, there can be no assurances that we will be successful in that regard. In light of the uncertainties at this time, we cannot predict the impact of these permit requirements on our consolidated results of operations, cash flows, or financial condition, but it is expected to be material.

In June 2013, the EPA published proposed rules, commonly known as Effluent Limitation Guidelines (“ELGs”) to reduce toxic pollutants discharged into waterways by power plants. The proposed ELGs are intended to update the existing technology-based rules for controlling the discharge of pollutants from various waste streams associated with steam electric generating facilities. It is too early to determine whether the final version of the ELGs will materially impact IPL or its current or future NPDES permits. Under a consent decree, the EPA is required to finalize the ELGs by September 2015.

In April 2014, the EPA along with the U.S. Army Corps of Engineers issued a proposed rule defining the waters of the U.S. The related public comment period closes in November 2014. This rulemaking has the potential to impact all programs under the CWA. Expansion of regulated waterways is possible based on initial review of the proposal, which may impact several permitting programs. Although we cannot at this time determine the timing or impact of compliance with any new regulations, more stringent regulations could have a material impact on our operations and/or consolidated financial results.

Climate Change Legislation and Regulation

The EPA issued proposed carbon dioxide emissions rules for existing power plants on June 2, 2014. Under the proposed rule, called the Clean Power Plan, states would be judged against state-specific carbon dioxide emissions targets beginning in 2020, with an expected total U.S. power section emissions reduction of 30% from 2005 levels by 2030. For Indiana specifically, the Clean Power Plan proposes 2020-2029 interim reduction goals and proposed 2030 final reduction goals of 1,607 pounds of carbon dioxide per megawatt hour and 1,531 pounds of carbon dioxide per megawatt hour, respectively, a reduction of approximately 20% from 2012 levels. The proposed rule requires states to submit implementation plans to meet the standards set forth in the rule by June 30, 2016, with the possibility of one or two-year extensions under certain circumstances. The proposed rule will be subject to a public comment process ending December 1, 2014, after which time the EPA is expected to finalize it by President Obama’s June 1, 2015 deadline. Among other things, we could be required to make efficiency improvements to our existing facilities. Various states, including Indiana, and certain regulated entities have filed lawsuits challenging the Clean Power Plan. However, it is too soon to determine what the rule, and Indiana’s corresponding state implementation plan, will require once both are finalized, whether they will survive judicial and other challenges, and if so, whether and when the rule and Indiana’s corresponding state implementation plan would materially impact our business, operations or financial condition.

In addition, in October 2013, the U.S. Supreme Court granted certiorari for several cases that address the EPA’s authority to issue Greenhouse Gas (“GHG”) PSD permits under Section 165 of the CAA. In June 2014, the U.S. Supreme Court ruled that the EPA had exceeded its statutory authority in issuing the so-called “Tailoring Rule” under Section 165 of the CAA by regulating under the PSD program sources solely based on their GHG emissions. However, the U.S. Supreme Court also held that the EPA could impose GHG Best Achievable Control Technology (“BACT”) requirements for sources already required to implement PSD for other pollutants. Therefore, if future modifications to IPL’s sources require PSD review for other pollutants, it may also trigger GHG BACT requirements. The EPA is still considering how to implement this ruling. For example, the EPA is evaluating whether to set de minimis GHG levels that could avoid BACT requirements. The EPA has already issued guidance on what BACT entails for the control of GHG and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis.

There is some uncertainty with respect to the impact of GHG rules on IPL. The GHG BACT requirements will not apply at least until we construct a new major source or make a major modification of an existing major source, and the proposed New Source Performance Standards (“NSPS”), if finalized in its current form, will not require us to comply with an emissions standard until we construct a new electric generating unit. The planned CCGT at Eagle Valley is expected to comply with the applicable BACT requirements under the Tailoring Rule and the proposed NSPS limit. Other than the CCGT discussed above, we do not have any other major modifications of an existing source or plans to construct a new major source at this time. In light of these uncertainties, we cannot predict the impact of the EPA’s current and future GHG regulations on our consolidated results of operations, cash flows, or financial condition, but they could be material.

Cross-State Air Pollution Rule

In April 2014, the U.S. Supreme Court reversed a 2012 decision by the D.C. Circuit Court that had vacated the Cross-State Air Pollution Rule (“CSAPR”) and remanded the case back to the D.C. Circuit Court for further proceedings consistent with the U.S. Supreme Court decision. In June 2014, the U.S. Department of Justice, on behalf of the EPA, filed a motion with the D.C. Circuit Court to lift the current stay on CSAPR. On October 23, 2014, the D.C. Circuit Court lifted the stay on CSAPR. Oral arguments to address the remaining litigation regarding CSAPR is scheduled for March 2015. While we are unable to determine the full impact of the reinstatement of

CSAPR until the D.C. Circuit Court and the EPA take further action,  we believe the rule may have a material impact on IPL.

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

Cooling Water Intake Regulations

We use water as a coolant at our generating facilities. Under the CWA, cooling water intake structures are required to reflect the Best Technology Available (“BTA”) for minimizing adverse environmental impact. On May 19, 2014, the EPA announced its final standards to protect fish and other aquatic organisms drawn into cooling water systems at large power plants and other industrial facilities, which standards took effect on October 14, 2014. The standards, based on Section 316(b) of the CWA, require subject facilities to choose amongst seven BTA options to reduce fish impingement. In addition, facilities that withdraw water from a source water body above a minimum volume and utilize at least 25% of the withdrawn water for cooling purposes must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. This decision process would include public input as part of permit renewal or permit modification. It is possible this process could result in the need to install closed-cycle cooling systems (closed-cycle cooling towers), or other technology. Finally, the standards require that new units added to an existing facility must reduce both impingement and entrainment that achieves one of two alternatives under national BTA standards. IPL’s NPDES permits will be updated with the requirements of this rule, including any source-specific requirements arising from the evaluation process described above. As a result, it is not yet possible to predict the total impacts of this recent final rule at this time, including any challenges to such final rule and the outcome of any such challenges. However, if additional capital expenditures are necessary, they could be material. We would seek recovery of these capital expenditures; however, there is no guarantee we would be successful in that regard.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)), as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2014. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of September 30, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

On May 14, 2013, The Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”). Originally issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. We have reviewed the 2013 Framework and integrated the changes into the Company’s internal controls over financial reporting. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending December 31, 2014 will be based on the 2013 Framework and that the change will not be significant to our overall control structure over financial reporting.

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the nine months ended September  30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

IPALCO ENTERPRISES, INC.

(Registrant)

Date: November 5, 2014/s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

(Principal Financial Officer)

Date: November 5, 2014/s/ Kurt A. Tornquist

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

Date: November 5, 2014             /s/ Kenneth J. Zagzebski

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

Date: November 5, 2014              /s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

Exhibit 32

Certification Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The certification set forth below is being submitted in connection with the Quarterly Report on Form 10-Q for the period ended September  30, 2014 (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

Date: November 5, 2014                                                              /s/ Kenneth J. Zagzebski

Kenneth J. Zagzebski

Chief Executive Officer

Date: November 5, 2014                                                              /s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to IPALCO and will be retained by IPALCO and furnished to the Securities and Exchange Commission or its staff upon request.