Form 10-K
period 2014-12-31
IPALCO ENTERPRISES, INC.
filed 2015-02-26
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934
For the fiscal year ended December 31, 2014

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

Large accelerated filer ☐   Accelerated filer ☐

Non-accelerated filer ☑    Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

At February 25, 2015, 89,685,177 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by AES U.S. Investments, except for 100 shares owned by La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s proxy statement for its annual meeting of stockholders are incorporated by reference in Part III.

IPALCO ENTERPRISES, INC.

Annual Report on Form 10-K

For Fiscal Year Ended December 31, 2014

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-K:

2016 IPALCO Notes	$400 million of 7.25% Senior Secured Notes due April 1, 2016
2018 IPALCO Notes	$400 million of 5.00% Senior Secured Notes due May 1, 2018
AES	The AES Corporation
AES U.S. Investments	AES U.S. Investments, Inc.
Amended and Restated By-laws	Amended and Restated By-laws of IPALCO Enterprises, Inc.
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BACT	Best Achievable Control Technology
BTA	Best Technology Available
CAA	U.S. Clean Air Act
CAIR	Clean Air Interstate Rule
CCR	Coal Combustion Residuals
CCGT	Combined Cycle Gas Turbine
CCT	Clean Coal Technology
CDPQ	La Caisse de dépôt et placement du Québec
CO2	Carbon Dioxide
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CPCN	Certificate of Public Convenience and Necessity
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

CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
ELGs	Effluent Limitation Guidelines
EPA	U.S. Environmental Protection Agency
EPAct	Energy Policy Act of 2005
ERISA	Employee Retirement Income Security Act of 1974
EUSGUs	Electric Utility Steam Generating Units
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FGDs	Flue-Gas Desulfurizations
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the United States
GHG	Greenhouse Gas
IBEW	International Brotherhood of Electrical Workers
IDEM	Indiana Department of Environmental Management
IOSHA	Indiana Occupational Safety and Health Administration
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IPL Funding	IPL Funding Corporation
IURC	Indiana Utility Regulatory Commission

kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
Mid-America	Mid-America Capital Resources, Inc.
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NOV	Notice of Violation
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration
Purchasers	Citibank, N.A. and its affiliate, CRC Funding, LLC
RCRA	Resource Conservation and Recovery Act
Receivables Sale Agreement	Second Amended and Restated Receivables Sale Agreement, dated as of June 25, 2009, as amended, as described herein
RFC	ReliabilityFirst Corporation
RSG	Revenue Sufficiency Guarantee
RSP	AES Retirement Savings Plan
SEA 340	Senate Enrolled Act 340
SEC	Securities and Exchange Commission
Service Company	AES U.S. Services, LLC
SO2	Sulfur Dioxides
Supplemental Retirement Plan	Supplemental Retirement Plan of Indianapolis Power & Light Company
Third Amended and Restated Articles of Incorporation	Third Amended and Restated Articles of Incorporation of IPALCO Enterprises, Inc.
Thrift Plan	Employees’ Thrift Plan of Indianapolis Power & Light Company
U.S.	United States of America
U.S. SBU	AES U.S. Strategic Business Unit

PART I

Throughout this document, the terms “we,” “us,” and “our” refer to IPALCO and its consolidated subsidiaries.  IPALCO is owned by AES U.S. Investments and CDPQ, our new minority interest holder. AES U.S. Investments is owned by AES (85%) and CDPQ (15%).

FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 including, in particular, the statements about our plans, strategies and prospects under the headings “Item 1. Business,” “Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income, expenses or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words “could,” “may,” “predict,” “anticipate,” “would,” “believe,” “estimate,” “expect,” “forecast,” “project,” “objective,” “intend,” “continue,” “should,” “plan,” and similar expressions, or the negatives thereof, are intended to identify forward-looking statements.

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

▪	fluctuations in customer growth and demand;
▪	impacts of weather on retail sales and wholesale prices;
▪	impacts of renewable energy generation, natural gas prices and other market factors on wholesale prices;
▪	weather-related damage to our electrical system;
▪	fuel, commodity and other input costs;
▪	generating unit availability and capacity;
▪	transmission and distribution system reliability and capacity;
▪	purchased power costs and availability;
▪	availability and price of capacity;
▪	regulatory action, including, but not limited to, the review of our basic rates and charges by the IURC;
▪	federal and state legislation and regulations;
▪	changes in our credit ratings or the credit ratings of AES;
▪	fluctuations in the value of pension plan assets, fluctuations in pension plan expenses and our ability to fund defined benefit pension and other post-retirement plans;
▪	changes in financial or regulatory accounting policies;
▪	environmental matters, including costs of compliance with current and future environmental laws and requirements;
▪	interest rates, inflation rates and other costs of capital;
▪	the availability of capital;
▪	the ability of subsidiaries to pay dividends or distributions to IPALCO;
▪	level of creditworthiness of counterparties to contracts and transactions;
▪	labor strikes or other workforce factors, including the ability to attract and retain key personnel;
▪	facility or equipment maintenance, repairs and capital expenditures;
▪	significant delays or unanticipated cost increases associated with large construction projects;
▪	the availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material;
▪	local economic conditions;
▪

catastrophic events such as fires, explosions, cyber-attacks, terrorist acts, acts of war, pandemic events, or natural or man-made disasters such as floods, earthquakes, tornadoes, severe winds, ice or snow storms, droughts, or other similar occurrences;

▪	costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation;
▪	industry restructuring, deregulation and competition;

▪	issues related to our participation in the MISO, including the cost associated with membership, allocation of costs, the recovery of costs incurred, and the risk of default of other MISO participants;
▪	changes in tax laws and the effects of our strategies to reduce tax payments;
▪	the use of derivative contracts;
▪	product development, technology changes, and changes in prices of products and technologies; and
▪	other factors listed or discussed in “Item 1A. Risk Factors” and/or “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

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

ITEM 1. BUSINESS

OVERVIEW

IPALCO is a holding company incorporated under the laws of the state of Indiana in 1983. Our principal subsidiary is IPL, a regulated electric utility with its customer base concentrated in Indianapolis, Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our total electric revenues and net income for the fiscal year ended December 31, 2014 were $1.3 billion and $78.0 million, respectively. The book value of our total assets as of December 31, 2014 was  $3.7 billion. All of our operations are conducted within the U.S. in the state of Indiana. Please see Note 14, “Segment Information” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Our principal executive offices are located at One Monument Circle, Indianapolis, Indiana 46204, and our telephone number is (317) 261-8261. Our Internet website address is www.iplpower.com. The information on our website is not incorporated by reference into this report.

IPL

IPALCO owns all of the outstanding common stock of IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 480,000 customers in the city of Indianapolis and neighboring areas within the state of Indiana; with the most distant point being about 40 miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL’s service area covers about 528 square miles with an estimated population of approximately 928,000. IPL owns and operates four generating stations. Two of the generating stations are primarily coal-fired. The third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. IPL’s net electric generation capacity for winter is 3,241 MW and net summer capacity is 3,123 MW. IPL’s generation, transmission and distribution facilities are further described under “Item 2. Properties.” There have been no significant changes in the services rendered by IPL during 2014.

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. IPL’s business is not dependent on any single customer or group of customers. Additionally, retail kWh sales, after adjustments for weather variations, have historically been impacted by changes in service territory economic activity as well as the number of retail customers we have.  For the ten years ending in 2014, IPL’s retail kWh sales have decreased at a compound annual rate of 0.4%. Conversely, the number of our retail customers grew at a compound annual rate of 0.4% during that same period.  Going forward, we expect modest retail kWh sales growth annually, which is negatively impacted by our demand-side management programs and other energy efficiency mandates. Please see

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters – DSM” for more details.  IPL’s electricity sales for 2010 through 2014 are set forth in the table of statistical information included at the end of this section.

IPL is a transmission company member of RFC. RFC is one of eight Regional Reliability Councils under the NERC, which has been designated as the Electric Reliability Organization under the EPAct.  RFC seeks to preserve and enhance electric service reliability and security for the interconnected electric systems within the RFC geographic area by setting and enforcing electric reliability standards. RFC members cooperate under agreements to augment the reliability of its members’ electricity supply systems in the RFC region through coordination of the planning and operation of the members’ generation and transmission facilities. Smaller electric utility systems, independent power producers and power marketers can participate as full members of RFC. In addition, IPL is one of many transmission system owner members of MISO, a regional transmission organization which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S.  IPL participates in the MISO’s energy and operating reserves markets and each asset owner receives separate day-ahead, real-time, and FTRs market settlement statements for each operating day (see “MISO Operations” for more details).

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

In addition, IPL is subject to the jurisdiction of the FERC with respect to, among other things, short-term borrowings not regulated by the IURC, the sale of electricity at wholesale,  the transmission of electric energy in interstate commerce, the classification of accounts, reliability standards, and the acquisition and sale of utility property in certain circumstances as provided by the Federal Power Act. As a regulated entity, IPL is required to use certain accounting methods prescribed by regulatory bodies which may differ from those accounting methods required to be used by non-regulated entities. We maintain our books and records consistent with GAAP reflecting the impact of regulation. See Note 2, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

We are also affected by the regulatory jurisdiction of the EPA, at the federal level, and the IDEM, at the state level. Other significant regulatory agencies affecting us include, but are not limited to, the NERC,  the U.S. Department of Labor, and the IOSHA.

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters” for a more comprehensive discussion of regulatory matters impacting us.

Retail Ratemaking

IPL’s tariff rates for electric service to retail customers consist of basic rates and charges which are set and approved by the IURC after public hearings (see below). In addition, IPL’s rates include various adjustment mechanisms including, but not limited to, those to reflect changes in fuel costs to generate electricity or purchased power prices, referred to as the FAC and for the timely recovery of costs incurred to comply with environmental laws and regulations referred to as ECCRA. Each of these tariff rate components may be set and approved by the IURC in separate proceedings at different points in time. For example, FAC proceedings occur on a quarterly basis and the ECCRA proceedings occur on a semi-annual basis. These components function somewhat independently of one another, but the overall structure of our rates and charges would be subject to review at the time of any review of our basic rates and charges. Our basic rates and charges were last adjusted in 1996; however, IPL filed a petition with the IURC on December 29, 2014, for authority to increase its basic rates and charges by approximately $67.8 million annually, or 5.6%. An order on this proceeding will likely be issued by the IURC in the fourth quarter of 2015 with any rate change expected to become effective by early 2016. No assurances can be given as to the outcome of this proceeding. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters” for a more detailed discussion of our basic rates, charges and material adjustment mechanisms.

MISO OPERATIONS

IPL is one of many transmission system owner members in MISO. MISO is a regional transmission organization which maintains functional control over the combined transmission systems of its members and manages one of the largest energy and ancillary services markets in the U.S. MISO policies are developed, in part, through a stakeholder process in which we are an active participant. We focus our participation in this process primarily on items that could impact our customers, results of operations, financial condition and cash flows. Additionally, we attempt to influence MISO and FERC policy by filing comments with MISO, the FERC or the IURC.

MISO has functional control of our transmission facilities and our transmission operations are integrated with those of MISO. Our participation and authority to sell wholesale power at market-based rates are subject to the FERC jurisdiction. Transmission service over our facilities is provided through the MISO’s tariff.

As a member of the MISO, we offer our available electricity production of each of our generation assets into the MISO day-ahead and real-time markets. MISO dispatches generation assets in economic order considering transmission constraints and other reliability issues to meet the total demand in the MISO region. MISO settles hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation, and demand throughout the MISO region. MISO evaluates the market participants’ energy offers and demand bids optimizing for energy and ancillary services products to economically and reliably dispatch the entire MISO system. The IURC has authorized IPL to recover, through FAC proceedings, the fuel portion of its costs from MISO, including all specifically identifiable ancillary services market costs, and to defer certain operational, administrative and other costs from MISO and seek recovery in IPL’s next basic rate case proceeding. Total MISO costs deferred as long-term regulatory assets were $110.5 million and  $97.5 million as of December 31, 2014 and December 31, 2013, respectively.

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

The section “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” describes environmental laws, potential changes in environmental laws and other risks that we believe may be significant to our business as well as a NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV may result in a fine and/or costs associated with the installation of additional pollution control technology systems and/or supplemental environmental projects, which could be material. The discussion in Item 7 also includes more detail on our plan to comply with EPA’s 2012 rule to establish maximum achievable control technology standards for certain hazardous air pollutants regulated under the CAA emitted from coal and oil-fired electric utilities, known as MATS.  It also discusses updated permitting requirements in two 2012 NPDES permits.  We expect to incur material costs, both in capital expenditures and ongoing operating and maintenance costs, to comply with the MATS rule and NPDES permit requirements, and, to a lesser extent to which we cannot predict, other expected environmental regulations related to: CCR; cooling water intake; NAAQS;  GHG emissions from power plants; the Clean Power Plan; the CSAPR;  and ELGs.  We expect to seek recovery of both capital and operating costs related to such compliance, although there can be no assurance that we would be successful.

ENERGY SUPPLY

Approximately 99% of the total kWh we generated was from coal in each of 2014, 2013 and 2012.  Our existing coal contracts provide for all of our current projected requirements in 2015 and approximately 84% for the three-year period ending December 31, 2017. We have long-term coal contracts with four suppliers. Approximately 45% of our existing coal under contract for the three-year period ending December 31, 2017 comes from one supplier. We have two contracts with this supplier, which employs non-unionized labor, for the provision of coal from four separate mines. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. Substantially all of our coal is currently mined in the state of Indiana, and all of our coal supply is mined by unaffiliated suppliers or third parties. Our goal is to carry a 25-50 day system supply of coal to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays.

Natural gas and fuel oil provided the remaining kWh generation. Natural gas is used in our combustion turbines. Fuel oil is used for start-up and flame stabilization in coal-fired generating units, as primary fuel in two older combustion turbines, and as an alternate fuel in two combustion turbines.

Additionally, we meet the electricity demands of our retail customers with power purchased under wind and solar energy power purchase agreements and by purchases in MISO. We are committed under two separate power purchase agreements to purchase approximately 300 MW of wind-generated electricity. We have 97 MW of solar-generated electricity in our service territory under contract in 2015, of which 82 MW was in operation as of December 31, 2014.

Total electricity sold to our retail customers in 2014 came from the following sources: IPL-owned coal-fired steam generation of 92.1%, IPL-owned natural gas turbines of 0.6%, wind power purchases of 3.6%, solar power purchases of 0.6%, and the remaining 3.1% from the wholesale power market.

SERVICE COMPANY

In December 2013, an agreement was signed, effective January 1, 2014, whereby the Service Company began providing services including accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including among other companies, IPALCO and IPL. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses.

EMPLOYEES

As of January 31, 2015, IPL had 1,401 employees of whom 1,308 were full time. Of the total employees, 890 were represented by the IBEW in two bargaining units: a physical unit and a clerical-technical unit.  In February 2014, the membership of the IBEW clerical-technical unit ratified a three-year labor agreement with us that expires on February 20, 2017. In December 2012, the IBEW physical unit ratified a  three-year agreement with us that expires on December 14, 2015. Both collective bargaining agreements shall continue in full force and effect from year to year unless either party provides prior written notice at least sixty (60) days prior to the expiration, or anniversary thereof, of its desire to amend or terminate the agreement. As of January 31,  2015, neither IPALCO nor any of its majority-owned subsidiaries other than IPL had any employees.

STATISTICAL INFORMATION ON OPERATIONS

The following table of statistical information presents additional data on our operations:

	Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Revenues (In Thousands):
Residential	$485,779	$472,630	$466,294	$438,204	$427,899
Small commercial and industrial	193,213	185,241	183,681	174,934	170,345
Large commercial and industrial	527,719	504,038	510,669	482,223	455,458
Public lighting	10,811	10,743	10,872	10,910	10,857
Retail electric revenues	1,217,522	1,172,652	1,171,516	1,106,271	1,064,559
Wholesale	83,208	62,734	37,822	43,181	60,964
Miscellaneous	20,944	20,348	20,439	22,472	19,380
Total utility operating revenues	$1,321,674	$1,255,734	$1,229,777	$1,171,924	$1,144,903
kWh Sales (In Millions):
Residential	5,269	5,243	5,144	5,266	5,501
Small commercial and industrial	1,888	1,882	1,862	1,887	1,957
Large commercial and industrial	6,778	6,841	6,945	7,012	7,086
Public lighting	59	63	64	64	65
Sales – retail customers	13,994	14,029	14,015	14,229	14,609
Wholesale	2,397	2,005	1,308	1,418	1,928
Total kWh sold	16,391	16,034	15,323	15,647	16,537
Retail Customers at End of Year:
Residential	427,866	424,201	419,867	417,153	416,276
Small commercial and industrial	47,534	47,360	47,108	46,974	46,844
Large commercial and industrial	4,749	4,727	4,645	4,630	4,628
Public lighting	945	935	957	954	948
Total retail customers	481,094	477,223	472,577	469,711	468,696

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
▪

catastrophic events such as fires, explosions, cyber-attacks,  terrorist acts, acts of war, pandemic events, or natural or man-made disasters such as floods, earthquakes, tornadoes, severe winds, ice or snow storms, droughts, or other similar occurrences affecting our generating facilities.

The above risks could result in unscheduled plant outages, unanticipated operation and/or maintenance expenses, increased capital expenditures, and/or increased fuel and purchased power costs, any of which could have a material adverse effect on our operations.  If unexpected plant outages occur frequently and/or for extended periods of time, this could result in adverse regulatory action and/or reduced wholesale revenues.

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

The hazardous  activities described above can also cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties. We maintain an amount of insurance protection that we believe is adequate, but there can be no assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A successful claim for which we are not fully insured could hurt our financial results and materially harm our financial condition. In addition, except for IPL’s large substations, transmission and distribution assets are not covered by insurance and are considered to be outside the scope of property insurance. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide assurance that insurance coverage will continue to be available on terms similar to those presently available to us or at all. Any such losses not covered by insurance could have a material adverse effect on our financial condition, results of operations and cash flows.

We may not always be able to recover our costs to provide electricity to our retail customers.

We are currently obligated to supply electric energy to retail customers in our service territory. From time to time and because of unforeseen circumstances, the demand for electric energy required to meet these obligations could exceed our available electric generating capacity. When our retail customer demand exceeds our generating capacity for units operating under MISO economic dispatch, recovery of our cost to purchase electric energy in the MISO market to meet that demand is subject to a stipulation and settlement agreement. The agreement includes a benchmark which compares hourly purchased power costs to daily natural gas prices. Purchased power costs above the benchmark must meet certain criteria in order for us to fully recover them from our retail customers, such as consideration of the capacity of units available but not selected by the MISO economic dispatch. As a result, we may not always have the ability to pass all of the purchased power costs on to our customers, and even if we are able to do so, there may be a significant delay between the time the costs are incurred and the time the costs are recovered. Since these situations most often occur during periods of peak demand, the market price for electric energy at the time we purchase it could be very high under these circumstances, and we may not be allowed to recover all of such costs through our FAC. Even if a supply shortage was brief, we could suffer substantial losses that could adversely affect our results of operations, financial condition and cash flows. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters – FAC and Authorized Annual Jurisdictional Net Operating Income” for additional details regarding the benchmark and the process to recover fuel costs.

Substantially all of our electricity is generated by coal and approximately 45% of our supply of coal comes from one supplier.

Approximately 99% of the total kWh we generated was from coal in each of 2014, 2013 and 2012. Our existing coal contracts provide for all of our current projected requirements in 2015 and approximately 84% for the three-year period ending December 31, 2017. Although we have long-term coal contracts with four suppliers, pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. Accordingly, because of our substantial dependence on coal to meet customer demand for electricity, our business and operations could be materially adversely affected by continued price volatility in the coal market, price increases pursuant to the provisions of certain of our long-term coal contracts, and the continued regulatory and political scrutiny of coal. As discussed below, regulators, politicians and non-governmental organizations have expressed concern about GHG emissions and are taking actions which, in addition to the potential physical risk associated with climate change, could have a material adverse impact on our consolidated results of operations, financial condition and cash flows.

In addition, substantially all of our coal supply is currently mined in the state of Indiana, and all of our coal supply is mined by unaffiliated suppliers or third parties. Our goal is to carry a 25-50 day system supply of coal to offset unforeseen occurrences such as equipment breakdowns and transportation or mine delays. Moreover, approximately 45% of our existing coal under contract for the three-year period ending December 31, 2017 comes from a single supplier. Any significant disruption in the ability of our suppliers, particularly our most significant supplier, to mine or deliver coal, or any failure on the part of our suppliers to fulfill their contractual obligations to deliver coal, particularly disruptions in the ability or failures on the part of our suppliers to fulfill their contractual obligations, could have a material adverse effect on our business. In the event of disruptions or failures, there can be no assurance that we would be able to purchase power or find another supplier of coal on similarly favorable terms, which could also limit our ability to recover fuel costs through the FAC proceedings.

Commodity price changes may affect the operating costs and competitive position of our business.

Our business is sensitive to changes in the price of coal, the primary fuel we use to produce electricity, and to a lesser extent, to the changes in the prices of natural gas, purchased power and emissions allowances. In addition, changes in the prices of steel, copper and other raw materials can have a significant impact on our costs. Any changes in coal prices could affect the prices we charge, our operating costs and our competitive position with respect to our products and services. While we have approximately 84% of our current coal requirements for the three-year period ending December 31, 2017 under long-term contracts, the balance is yet to be purchased and will be purchased under a combination of long-term contracts, short-term contracts and on the spot market. Prices can be highly volatile in both the short-term market and on the spot market. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. We are also dependent on purchased power, in part, to meet our seasonal planning reserve margins. Our exposure to fluctuations in the price of coal is limited because pursuant to Indiana law, we may apply to the IURC for a change in our FAC every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. In addition, we may generally recover the energy portion of our purchased power costs in these quarterly FAC proceedings subject to a benchmark (as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters”). We must present evidence in each proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

Regulators, politicians and non-governmental organizations have expressed concern about GHG emissions and are taking actions which, in addition to the potential physical risks associated with climate change, could have a material adverse impact on our consolidated results of operations, financial condition and cash flows.

One byproduct of burning coal and other fossil fuels is the emission of GHGs, including CO2. At the federal, state and regional levels, policies are under development or have been developed to regulate GHG emissions, including by effectively putting a cost on such emissions to create financial incentives to reduce them. In 2014, IPL emitted approximately 17 million tons of CO2 from our power plants. IPL uses CO2 emission estimation methodologies supported by “The Greenhouse Gas Protocol” reporting standard on GHG emissions. Our CO2 emissions are calculated from actual fuel heat inputs and fuel type CO2 emission factors.

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

From time to time we are subject to enforcement actions for claims of noncompliance with environmental laws and regulations. IPL cannot assure that it will be successful in defending against any claim of noncompliance. Under certain environmental laws, we could be held responsible for costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage. We cannot assure that our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances will not adversely affect our business, results of operations, financial condition and cash flows. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters” for a more comprehensive discussion of environmental matters impacting us.

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

To the extent that we rely, at least in part, on the performance of MISO to maintain the reliability of our transmission system, it puts us at some risk for the performance of MISO. In addition, actions taken by MISO to secure the reliable operation of the entire transmission system operated by MISO could result in voltage reductions, rolling blackouts, or sustained system-wide blackouts on IPL’s transmission and distribution system, any of which could have a material adverse effect on our results of operations, financial condition and cash flows. (See also “Item 1. Business – MISO Operations” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters.”)

Our ownership by AES subjects us to potential risks that are beyond our control.

All of IPL’s common stock is owned by IPALCO, all of whose common stock is owned by AES U.S. Investments,  except for 100 shares owned by CDPQ. Due to our relationship with AES, any adverse developments and announcements concerning them may affect our ability to access the capital markets and to otherwise conduct business. In particular, downgrades in AES’s credit ratings could likely result in IPL or IPALCO’s credit ratings being downgraded.

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

From time to time we rely on access to capital markets as a source of liquidity for capital requirements not satisfied by operating cash flows. It is possible that our ability to raise capital on favorable terms or at all could be adversely affected by future market conditions, and we may be unable to access adequate funding to refinance our debt as it becomes due or finance capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, the overall supply and demand in the credit markets, our credit ratings, credit capacity, the cost of financing, and other general economic and business conditions. It may also depend on the performance of credit counterparties and financial institutions with which we do business.

See Note 9, “Indebtedness” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for information regarding indebtedness. See also “Item 7A. Quantitative and Qualitative Disclosure about Market Risk”  for information related to market risks.

The level of our indebtedness, and the security provided for this indebtedness, could adversely affect our financial flexibility.

As of December 31, 2014, we had on a consolidated basis $2.0 billion of indebtedness and total common shareholder’s equity of $151.3 million. IPL had $1,155.3 million of first mortgage bonds outstanding as of December 31, 2014, which are secured by the pledge of substantially all of the assets of IPL under the terms of IPL’s mortgage and deed of trust. IPL also had $50 million of secured indebtedness pursuant to a receivables sale facility. This level of indebtedness and related security could have important consequences, including the following:

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

The ongoing reliable performance of our transmission and distribution system is subject to risks due to, among other things, weather damage, intentional or unintentional damage, fires and/or explosions, plant outages, labor disputes, operator error, or inoperability of key infrastructure internal or external to us. The failure of our transmission and distribution system to fully deliver the energy demanded by customers could have a material adverse effect on our results of operations, financial condition and cash flows, and if such failures occur frequently and/or for extended periods of time, could result in adverse regulatory action. In addition, the advent and quick adaptation of new products and services that require increased levels of electrical energy cannot be predicted and could result in insufficient transmission and distribution system capacity. As with all utilities, potential concern with the adequacy of transmission capacity on IPL’s system or the regional systems operated by MISO could result in the MISO, the NERC,  the FERC or the IURC requiring us to upgrade or expand our transmission system through additional capital expenditures or share in the costs of regional expansion.

Catastrophic events could adversely affect our facilities, systems and operations.

Catastrophic events such as fires, explosions, cyber-attacks,  terrorist acts, acts of war, pandemic events, or natural or man-made disasters such as floods, earthquakes, tornadoes,  severe winds, ice or snow storms, droughts, or other similar occurrences could adversely affect our generation facilities, transmission and distribution systems, operations, earnings and cash flow. Our Petersburg Plant, which is our largest source of generating capacity, is located in the Wabash Valley seismic zone, adjacent to the New Madrid seismic zone, which are areas of significant seismic activity in the central U.S.

Current and future conditions in the economy may adversely affect our customers, suppliers and counterparties, which may adversely affect our results of operations, financial condition and cash flows.

Our business, results of operations, financial condition and cash flows have been and will continue to be affected by general economic conditions. As a result of slowing global economic growth, credit market conditions, fluctuating consumer and business confidence, fluctuating commodity prices, and other challenges currently affecting the general economy, some of our customers have experienced and may continue to experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing customers may reduce their electricity consumption and may not be able to fulfill their payment obligations to us in the normal, timely fashion. In addition, some existing commercial and industrial customers may discontinue their operations. Furthermore, projects which may result in potential new customers may be delayed until economic conditions improve. In particular, the projected economic growth and total employment in Indianapolis are important to the realization of our forecasts for annual energy sales.

At times, we may utilize forward contracts to manage the risk associated with power purchases and wholesale power sales, and could be exposed to counterparty credit risk in these contracts. Further, some of our suppliers, customers and other counterparties, and others with whom we transact business may be experiencing financial difficulties, which may impact their ability to fulfill their obligations to us. For example, our counterparties on forward purchase contracts and financial institutions involved in our credit facility may become unable to fulfill their contractual obligations. We may not be able to enter into replacement agreements on terms as favorable as our existing agreements. If the general economic slowdown continues for significant periods or deteriorates significantly, our results of operations, financial condition and cash flows could be materially adversely affected.

Wholesale power marketing activities may add volatility to earnings.

We engage in wholesale power marketing activities that primarily involve the offering of utility-owned or contracted generation into the MISO day-ahead and real-time markets. As part of these strategies, we may also execute energy contracts that are integrated with portfolio requirements around power supply and delivery. The earnings from wholesale marketing activities may vary based on fluctuating prices for electricity and the amount of electric generating capacity, beyond that needed to meet firm service requirements. In order to reduce the risk of volatility in earnings from wholesale marketing activities, we may at times enter into forward contracts to hedge such risk. If we do not accurately forecast future commodities prices or if our hedging procedures do not operate as planned we may experience losses. We did not use such hedges in 2014, 2013 or 2012.

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

Economic conditions relating to the asset performance and interest rates of the “Pension Plans could materially impact our results of operations, financial condition and cash flows.

Pension costs are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, level of employer contributions, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be wrong, resulting in a shortfall of our Pension Plans’ assets compared to pension obligations under the Pension Plans. We are responsible for funding any shortfall of our Pension Plans’ assets compared to pension obligations under the Pension Plans, and a significant increase in our pension liabilities could materially impact our results of operations, financial condition, and cash flows. We are subject to the Pension Protection Act of 2006, which requires plans that are less than 100% funded to fully fund any funding shortfall in amortized level installments over seven years, beginning in the year of the shortfall. In addition, we must also contribute the normal service cost earned by active participants during the plan year. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven-year period.

Please see Note 11, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for further discussion.

Parties providing construction materials or services may fail to perform their obligations, which could harm our results of operations, financial condition and cash flows.

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

We may be subject to material litigation, regulatory proceedings, administrative proceedings, audits, settlements, investigations and claims from time to time. There can be no assurance that the outcome of these matters will not have a material adverse effect on our business, results of operations, financial condition and cash flows. Please see Note 3, “Regulatory Matters” and Note 12, “Commitments and Contingencies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for a summary of significant regulatory matters and legal proceedings involving us.

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

Our tariff rates for electric service to retail customers consist of basic rates and charges and various adjustment mechanisms which are set and approved by the IURC after public hearings. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all Indiana utilities at least once every four years, but the IURC has the authority to review the rates of any Indiana utility at any time. Proceedings to review our basic rates and charges involve IPL,  the IURC, the Indiana Office of Utility Consumer Counselor and other interested stakeholders.  Our basic rates and charges were last adjusted in 1996; however, IPL filed a petition with the IURC on December 29, 2014, for authority to increase its basic rates and charges by approximately $67.8 million annually, or

5.6%. An order on this proceeding will likely be issued by the IURC in the fourth quarter of 2015 with any  rate change expected to become effective by early 2016. No assurances can be given as to the outcome of this proceeding. In addition, we must seek approval from the IURC through such public proceedings of our tracking mechanism factors to reflect changes in our fuel costs to generate electricity or purchased power costs and for the timely recovery of costs incurred during construction and operation of CCT facilities constructed to comply with environmental laws and regulations, recovery of costs associated with providing mandatory DSM programs, and for certain other costs. There can be no assurance that we will be granted approval of tracking mechanism factors that we request from the IURC. The failure of the IURC to approve any requested relief, or any other adverse rate determination by the IURC could have a material adverse effect on our results of operations, financial condition and cash flows.

In recent years, federal and state regulation of electric utilities has changed dramatically, and the pace of regulatory change is likely to pick up in coming years. As a result of the EPAct and subsequent legislation affecting the electric utility industry, we have been required to comply with new rules and regulations in areas including mandatory reliability standards, cyber security, transmission expansion and energy efficiency. These rules and regulations are, for the most part, still in their infancy. Regulatory agencies at the state and federal level are in the process of implementation. We are currently unable to predict the long-term impact, if any, to our results of operations, financial condition and cash flows.

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

Future events, including the advent of retail competition within IPL’s service territory, could result in the deregulation of part of IPL’s existing regulated business. Upon deregulation, adjustments to IPL’s accounting records may be required to eliminate the historical impact of regulatory accounting. Such adjustments, as required by FASB ASC 980 “Regulated Operations,” could eliminate the effects of any actions of regulators that have been recognized as assets and liabilities. Required adjustments could include the expensing of any unamortized net regulatory assets, the elimination of certain tax liabilities, and a write down of any impaired utility plant balances. We expect IPL to meet the criteria for the application of ASC 980 for the foreseeable future.

We are subject to employee workforce factors that could affect our business, results of operations, financial condition and cash flows.

We are subject to employee workforce factors, including, among other things, loss or retirement of key personnel (approximately 59% of our employees are over the age of 50 and have an average of 25 years of experience), availability of qualified personnel, and collective bargaining agreements with employees who are members of a union. Approximately 66% of our employees are represented by the IBEW in two bargaining units: a physical unit and a clerical-technical unit. We may not be able to successfully train new personnel as current workers with significant knowledge and expertise retire. We also may be unable to staff our business with qualified personnel in the event of significant absenteeism related to a pandemic illness.  Work stoppages or other workforce issues could affect our business, results of operations, financial condition and cash flows.

Information technology security vulnerabilities could have a material adverse impact on our reputation and/or our consolidated results of operations, financial condition and cash flows.

We require access to sensitive customer data in the ordinary course of business. If a significant breach of our information technology security system occurred, our reputation could be adversely affected, customer confidence could be diminished, customer information could be used for identity theft purposes, or we could be subject to costs associated with the breach. In the event of any such breach, we could be subject to fines and legal claims, which could affect our business, results of operations, financial condition and cash flows.

IPALCO is a holding company and is dependent on dividends from IPL to meet its debt service obligations.

IPALCO is a holding company with no material assets other than the common stock of its subsidiaries, and accordingly all cash is generated by the operating activities of our subsidiaries, principally IPL. IPL’s mortgage and deed of trust, its amended articles of incorporation and its $250 million revolving credit facilities agreement contain restrictions on IPL’s ability to issue certain securities or pay cash dividends to IPALCO. For example, there are restrictions that require maintenance of a leverage ratio which could limit the ability of IPL to pay dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of these restrictions. See Note 9, “Indebtedness” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for information regarding indebtedness.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at One Monument Circle, Indianapolis, Indiana. This facility and the remainder of our material properties in our business and operations are owned directly by IPL. The following is a description of these material properties.

We own two distribution service centers in Indianapolis and a building in Indianapolis which houses our customer service center.

We own and operate four generating stations. Two of the generating stations are primarily coal-fired stations. The third station has a combination of units that use coal (base load capacity) and natural gas and/or oil (peaking capacity) for fuel to produce electricity. The fourth station is a small peaking station that uses gas-fired combustion turbine technology for the production of electricity. For electric generation, the net winter design capacity is 3,241 MW and net summer design capacity is 3,123 MW. Our highest summer peak level of 3,139 MW was recorded in August 2007 and the highest winter peak level of 2,971 MW was recorded in January 2009.

Our sources of electric generation are as follows:

			Winter	Summer
		Number of	Capacity	Capacity
Fuel	Name	Units	(MW)	(MW)	Location
Coal	Petersburg	4	1,715	1,715	Pike County, Indiana
	Harding Street	3	614	614	Marion County, Indiana
	Eagle Valley	4	263	260	Morgan County, Indiana
	Total	11	2,592	2,589
Gas	Harding Street	3	385	322	Marion County, Indiana
	Georgetown	2	200	158	Marion County, Indiana
	Total	5	585	480
Oil	Petersburg	3	8	8	Pike County, Indiana
	Harding Street	3	53	43	Marion County, Indiana
	Eagle Valley	1	3	3	Morgan County, Indiana
	Total	7	64	54
Grand Total		23	3,241	3,123

Net electrical generation during 2014, at the Petersburg, Harding Street, Eagle Valley and Georgetown plants, accounted for approximately 71.0%, 24.2%, 4.7% and 0.1%, respectively, of our total net generation.

Our electric system is directly interconnected with the electric systems of Indiana Michigan Power Company, Vectren Corporation, Hoosier Energy Rural Electric Cooperative, Inc., and the electric system jointly owned by Duke Energy Indiana, Indiana Municipal Power Agency and Wabash Valley Power Association, Inc. Our transmission system includes 458 circuit miles of 345,000 volt lines and  377 circuit miles of 138,000 volt lines. The distribution system consists of 4,811 circuit miles underground primary and secondary cables and 6,126 circuit miles of overhead primary and secondary wire. Underground street lighting facilities include 762 circuit miles of underground cable. Also included in the system are a total of 142 substations. Depending on the voltage levels at the substation, some substations may be considered both a bulk power substation and a distribution substation. The number of bulk power substations is 73, and the number of distribution substations is 121, reflecting the fact that 52 substations are considered both bulk power and distribution substations.

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

Mortgage Financing on Properties

The First Mortgage secures first mortgage bonds issued by IPL.  Pursuant to the terms of the First Mortgage, substantially all property owned by IPL is subject to a direct first mortgage lien securing indebtedness of $1,155.3 million at December 31, 2014.  In addition, IPALCO has outstanding $800 million of Senior Secured Notes which are secured by its pledge of all of the outstanding common stock of IPL.

ITEM 3. LEGAL PROCEEDINGS

We are involved in certain claims, suits and legal proceedings in the normal course of business. We have accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe, based upon information we currently possess and taking into account established reserves for estimated liabilities and our insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on our financial statements, with the possible exception of the NOV from the EPA (please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters – New Source Review”). It is reasonably possible, however, that some matters could be decided unfavorably to us and could require us to pay damages or make expenditures in amounts that could be material but cannot be estimated as of December 31, 2014.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Throughout all of 2014, all of the outstanding common stock of IPALCO has been owned by either AES and/or AES U.S. Investments.  As of February 25, 2015, all of the outstanding common stock of IPALCO is owned by AES U.S. Investments,  except for 100 shares owned by CDPQ.  As a result, our stock is not listed for trading on any stock exchange. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources - Agreement to Sell Minority Interest in IPALCO” of this Form 10-K for further discussion.

Dividends

During 2014,  2013 and 2012, we paid dividends to AES totaling $78.4 million,  $59.5 million and $66.6 million, respectively. Future distributions will be determined at the discretion of the board of directors of IPALCO and will depend primarily on dividends received from IPL and such other factors as the board of directors of IPALCO deems relevant. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this Form 10-K for a discussion of limitations on dividends from IPL. In order for us to make any dividend payments to AES and/or CDPQ, we must, at the time and as a result of such dividends, either maintain certain credit ratings on our senior long-term debt or be in compliance with leverage and interest coverage ratios contained in IPALCO’s Articles of Incorporation. We do not believe this requirement will be a limiting factor in paying dividends in the ordinary course of prudent business operations.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data which should be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The “Results of Operations” discussion in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” addresses significant fluctuations in operating data. IPALCO is owned by AES U.S. Investments and CDPQ, our new minority interest holder,  and therefore does not report earnings or dividends on a per-share basis. Other data that management believes is important in understanding trends in our business are also included in this table.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In Thousands)
Operating Data:
Total utility operating revenues	$1,321,674	$1,255,734	$1,229,777	$1,171,924	$1,144,903
Utility operating income	160,913	150,746	162,900	152,653	172,438
Allowance for funds used during construction	12,344	6,848	2,146	6,624	6,427
Net income	77,968	64,049	71,996	60,575	79,947

Balance Sheet Data (end of period):
Utility plant – net	$2,856,634	$2,553,261	$2,425,610	$2,441,347	$2,361,509
Total assets	3,667,818	3,274,065	3,285,347	3,271,652	3,137,980
Common shareholder’s equity (deficit)	151,271	47,774	(3,219)	(5,846)	(4,730)
Cumulative preferred stock of subsidiary	59,784	59,784	59,784	59,784	59,784
Long-term debt (less current maturities)	1,951,013	1,821,713	1,651,120	1,760,316	1,332,353
Long-term capital lease obligations	—	53	6	12	38

Other Data:
Utility capital expenditures	$381,626	$242,124	$129,747	$209,851	$163,652

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see “Forward – Looking Statements” at the beginning of this Form 10-K and “Item 1A. Risk Factors.” For a list of certain abbreviations or acronyms in this discussion, see “Defined Terms” included in this Form 10-K.

BUSINESS OVERVIEW

The most important matters on which we focus in evaluating our financial condition and operating performance and allocating our resources include: (i) recurring factors which have significant impacts on operating performance such as: regulatory action, environmental matters, weather and weather-related damage in our service area, our ability to sell power in the wholesale market at a profit, and the local economy; (ii) our progress on performance improvement strategies designed to maintain high standards in several operating areas (including safety, operations, financial and enterprise-wide performance, talent management/people, capital allocation/sustainability and corporate social responsibility) simultaneously; and (iii) our short-term and long-term financial and operating strategies. For a discussion of how we are impacted by regulation and environmental matters, please see “Regulatory Matters” and “Environmental Matters” later in this section and “Item 1. Business.”

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

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, thereby causing power outages, which reduce revenues and increase repair costs. Storm-related operating expenses (primarily repairs and maintenance) were $4.6 million, $0.9 million and $1.2 million in 2014, 2013 and 2012, respectively.  Storm-related operating expenses increased in 2014 due to restoration of customer service following outages caused by winter storms at the beginning of the year.

Our Ability to Sell Power in the Wholesale Market at a Profit

At times, we will purchase power in the wholesale markets, and at other times we will have electric generation available for sale in the wholesale market in competition with other utilities and power generators. During the past five years, wholesale revenues averaged 4.7% of our total electric revenues. A decline in wholesale prices can have a significant impact on earnings, because most of our nonfuel costs are fixed in the short term and lower wholesale prices can result in lower wholesale volumes sold.

Our ability to be dispatched in the MISO market to sell power is primarily impacted by the locational market price of electricity and our variable generation costs. The amount of electricity we have available for wholesale sales is impacted by our retail load requirements, our generation capacity and our unit availability. From time to time, we must shut generating units down to perform maintenance or repairs. Generally, maintenance is scheduled during the spring and fall months when demand for power is lowest. Occasionally, it is necessary to shut units down for maintenance or repair during periods of high power demand, or we could experience an unscheduled outage during such time. See also, “Regulatory Matters” for information about our participation in MISO that impacts both revenues and costs associated with our energy service to our utility customers. The price of wholesale power in the MISO market, as well as our variable generating costs can be volatile and therefore our revenues from wholesale sales can fluctuate significantly from year to year. The weighted average price of wholesale MWh we sold was $34.71, $31.29, and $28.92 in 2014, 2013 and 2012, respectively.

Local Economy

For the ten years ending 2014, our total retail kWh sales have decreased at a compound annual rate of 0.4%. In contrast, for the 10 years ending 2008, the compound annual rate was an increase of 1.2%. This decline over the past few years illustrates the impact of the recent economic recession, as well as the continued implementation of IPL’s energy efficiency program initiatives. During 2014, 40% of our revenues came from large commercial and industrial customers.

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

Our safety performance as measured by our lost work day, severity rates, and IOSHA recordable incidents improved in 2014 and is near our goal of being within the top quartile in our industry.  We are committed to excellence in safety performance and have implemented various programs in recent years to increase awareness and improve safety policies and practices. Among other things, these various programs are intended to bring a renewed emphasis on mitigating the hazards associated with high-risk work activities commonly experienced in the industry.

IPL has the best satisfaction rating amongst Indiana investor-owned utilities and the fifth highest customer satisfaction ranking out of the seventeen utilities included in the Midwest Midsize region, as measured by the J.D. Power 2014 Electric Utility Residential Study. In addition, IPL ranked number one in Business Customer Satisfaction among Midwest Mid-Size Utilities in the 2014 J.D. Power Electric Utility Business Customer Satisfaction Study. In December 2014, IPL was one of only three Midwest electric utilities named as a 2014 Utility Customer Champion by Cogent Reports, a division of Market Strategies International. We believe these favorable ratings reflect our relatively low rates, strong reliability, corporate citizenship, and focus on excellence in customer service.

Our performance in production reliability was slightly worse than our target in 2014. We experienced a  slight increase of 0.9 percentage points in our forced outage rates associated with our generation plants in 2014 versus 2013 partially due to scheduled outages at our Petersburg Plant during the first and fourth quarters of 2014 that took longer than planned to complete.

The IPL reliability metrics for System Average Interruption Duration Index (SAIDI) and System Average Interruption Frequency Index (SAIFI) were better than target in 2014. In 2013, IPL ranked within the top decile nationally in both SAIDI and SAIFI reliability performance. In addition, IPL had the best SAIFI reliability performance in 2013 as compared to the four Indiana investor-owned utilities and the second best SAIDI and Customer Average Interruption Duration Index (CAIDI) performance among the investor-owned utilities (as reported in the 2013 Institute of Electrical and Electronics Engineers reliability benchmarking survey).

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

Comparison of year ended December 31, 2014 and year ended December 31, 2013

Utility Operating Revenues

Utility operating revenues increased in 2014 from the prior year by $65.9 million, which resulted from the following changes (dollars in thousands):

				Percentage
	2014	2013	Change	Change

Utility Operating Revenues:
Retail Revenues	$1,217,522	$1,172,652	$44,870	3.8%
Wholesale Revenues	83,208	62,734	20,474	32.6%
Miscellaneous Revenues	20,944	20,348	596	2.9%
Total Utility Operating Revenues	$1,321,674	$1,255,734	$65,940	5.3%

Heating Degree Days:
Actual	6,238	5,647	591	10.5%
30-year Average	5,240	5,474

Cooling Degree Days:
Actual	900	1,160	(260)	(22.4%)
30-year Average	1,154	1,048

The increase in retail revenues of $44.9 million was primarily due to a net increase in the weighted average price per kWh sold ($45.9 million), partially offset by a slight decrease in the volume of kWh sold ($1.0 million). The $45.9 million increase in the weighted average price of retail kWh sold was primarily due to increases in (i) fuel revenues of $43.9 million and (ii) environmental rate adjustment mechanism revenues of $7.3 million; partially offset by a decrease in DSM program rate adjustment mechanism revenues of $3.5 million. The increase in fuel revenues was offset by increases in fuel and purchased power costs as described below. Likewise, the vast majority of the increases in environmental rate adjustment mechanism revenues are offset by increased operating expenses, including depreciation and amortization, while the decreases in DSM rate adjustment mechanism revenues are offset by decreased operating expenses. The $1.0 million decrease in the volume of electricity sold was primarily due to cooler temperatures in our service territory during the summer of 2014 versus the comparable period (as demonstrated by the 22% decrease in cooling degree days, as shown above).

The increase in wholesale revenues of $20.5  million was primarily due to a 20% increase in the quantity of kWh sold ($12.3 million) and an 11% increase in the weighted average price per kWh sold ($8.2 million) as IPL’s coal-fired generation was called upon by MISO to produce electricity more often during 2014 versus 2013. We believe the higher market prices in 2014 were heavily influenced by the impact the colder temperatures during the beginning of the year had on demand for electricity in the MISO wholesale market. Our ability to be dispatched in the MISO market is primarily impacted by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from 2013 to 2014 (in millions):

2013 Operating Expenses	$1,105.0
Increase in fuel costs	34.8
Increase in power purchased	22.4
Decrease in pension expenses	(15.9)
Increase in income taxes – net	11.7
Decrease in DSM program costs	(3.6)
Increase in salaries, wages and benefits (excluding pension expenses)	3.6
Increase in depreciation and amortization costs	3.0
Other miscellaneous variances – individually immaterial	(0.2)
2014 Operating Expenses	$1,160.8

The $34.8 million increase in fuel costs was primarily due to (i) a $14.3 million increase in the price of coal we consumed during the comparable periods, (ii) a $10.6 million increase in the deferred fuel costs as the result of variances between estimated fuel and purchase power costs in our FAC and actual fuel and purchased power costs, (iii) a $4.6 million increase in the quantity of fuel consumed as the result of an increase in total electricity sales volume in the comparable periods, and (iv) a $4.1 million increase in the price of natural gas we consumed during the comparable periods. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through the FAC proceedings and, therefore, the costs are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these costs.

The $22.4 million increase in purchased power costs was primarily due to a 50% increase in the market price of purchased power ($39.7 million), partially offset by a 22% decrease in the volume of power purchased during the period ($17.5 million). The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. In the comparable periods, the increase in natural gas prices had the largest impact on the market price of purchased power. The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outages, and the fact that at times it is less expensive for us to buy power in the market than to produce it ourselves.

The $15.9 million decrease in pension expenses, which is included in “Other operating expenses” on our Consolidated Statements of Income, is primarily due to a $13.0 million decrease in the recognized actuarial loss. Please see “Critical Accounting Policies – Pension Costs” for more details. The $11.7 million increase in income taxes – net was primarily due to the tax effect of the increase in pretax net operating income, for the reasons previously described. The decrease in DSM program costs of $3.6 million, which are included in “Other operating expenses” on our Consolidated Statements of Income and are recoverable through customer rates, is correlated to a decrease in DSM program rate adjustment mechanism retail revenues. The increase in salaries, wages and benefits (excluding pension expenses) of $3.6 million is primarily due to both employee headcount and rate increases. The increase in depreciation and amortization costs of $3.0 million was primarily due to additional assets placed in service.

Other Income and Deductions

Other income and deductions increased $5.0 million from income of $22.3 million in 2013 to income of $27.3 million in 2014, reflecting a 22% increase. The increase was primarily due to a $3.1 million increase in the allowance for equity funds used during construction as a result of increased construction activity.

Interest and Other Charges

Interest and other charges increased $1.3 million, or 1%, during 2014 primarily due to higher interest on long-term debt of $3.5 million mostly as a result of IPL’s debt issuance in June 2014 of $130 million aggregate principal amount of first mortgage bonds, 4.50% Series, due June 2044. This increase was partially offset by a $2.4 million change in the allowance for borrowed funds used during construction as a result of increased construction activity.

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

The increase in wholesale revenues of $24.9 million was primarily due to a 53% increase in the quantity of kWh sold ($20.2 million) and an 8% increase in the weighted average price per kWh sold ($4.7 million) as IPL’s coal-fired generation was called upon by MISO to produce electricity more often during 2013 versus 2012. This was primarily due to increased natural gas prices in the spring of 2013, which drove up wholesale electricity prices. Our ability to be dispatched in the MISO market is primarily impacted by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.

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

The $35.8 million increase in fuel costs was primarily due to a $32.9 million increase in the quantity of fuel consumed as the result of an increase in total electricity sales volume in the comparable periods. This increase was also attributed to fuel cost increases of $2.3 million as the result of variances between estimated fuel and purchased power costs in our FAC and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through the FAC proceedings and, therefore, the costs are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these costs.

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

The increase in DSM program costs of $11.6 million, which are recoverable through customer rates, was attributed to the continued implementation of IPL’s energy efficiency program initiatives. The increase in DSM program costs is correlated to the increase in DSM program rate adjustment mechanism retail revenues.

The $8.6 million decrease in income taxes – net was primarily due to the tax effect of the decrease in pretax net operating income, for the reasons previously described. The increase in depreciation and amortization of $5.5 million was primarily due to additional assets placed in service. The increase in salaries, wages and benefits (excluding pension expenses) of $4.0 million was primarily due to both rate increases and overtime for generating unit outages.  Pension expenses decreased  $2.8 million in 2013 and are expected to decrease significantly in 2014 due to the net actuarial gain of $129.0 million in 2013. Please see “Critical Accounting Policies – Pension Costs” for more details.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of December 31, 2014, we had unrestricted cash and cash equivalents of $26.9 million and available borrowing capacity of $249.3 million under our $250.0 million unsecured revolving credit facility after outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 28, 2016.  In December 2013, we received an order from the IURC granting us authority through December 31, 2016 to, among other things, issue up to $425 million in aggregate principal amount of long-term debt (inclusive of $130 million of IPL first mortgage bonds issued in June 2014), refinance up to $171.9 million in existing indebtedness, and have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time. We anticipate filing a petition with the IURC during 2015 to seek authority to issue additional amounts of long-term debt, among other things, to meet the financing needs associated with our environmental and replacement generation projects.  We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES and CDPQ, our new minority interest holder (see “Agreement to Sell Minority Interest in IPALCO” below for further details). Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. In addition, due to current and expected future environmental regulations, it is expected that equity capital will continue to be used as a significant funding source, as it was in the second quarter of 2014 and the third quarter of 2013 (see below). AES has approved significant equity investments in IPL for its proposed nonrecurring capital expenditures from 2013 through 2017; however, AES is under no contractual obligation to provide such equity capital and there can be no assurance we will receive capital contributions in the amounts, or at the times, funding may be required. On June 27, 2014, and July 31, 2013, IPALCO received equity capital contributions of $106.4 million and $49.1 million, respectively, from AES for funding needs related to IPL’s environmental and replacement generation projects. IPALCO then made the same equity capital contributions to IPL. In addition, CDPQ has agreed to invest approximately $349 million in IPALCO through 2016 to help fund existing growth and environmental projects at IPL (see “Agreement to Sell Minority Interest in IPALCO” below for further details).

Agreement to Sell Minority Interest in IPALCO

On December 15, 2014, AES announced that it entered into an agreement with CDPQ, a long-term institutional investor headquartered in Quebec, Canada.  Pursuant to the agreement, on February 11, 2015 CDPQ purchased from AES 15% of AES U.S. Investments and 100 shares of IPALCO’s common stock were issued to CDPQ . In addition, CDPQ agreed to invest approximately $349 million in IPALCO through 2016, in exchange for a 17.65% equity stake, funding existing growth and environmental projects at IPL.

After completion of these transactions, CDPQ’s direct and indirect interests in IPALCO will total 30%, AES will own 85% of AES U.S. Investments, and AES U.S. Investments will own 82.35% of IPALCO.  There will be no significant change in management or operational control of AES U.S. Investments, IPALCO or IPL as a result of these transactions.

Historical Cash Flow Analysis

Our principal sources of funds in 2014 were net cash provided by operating activities of $254.0 million, net borrowings of $128.4 million, and an equity capital contribution of $106.4 million from AES in June of 2014 for funding needs related to IPL’s environmental and replacement generation projects.  Net cash provided by operating activities is net of cash paid for interest of $103.9 million and pension funding of $54.1 million.  Net cash provided by operating activities in 2014 was $42.6 million higher than in 2013 primarily due to favorable adjustments in deferred income taxes attributed to the cumulative effect of accelerated deductions related to repairs of tangible property (please see “IRS Regulations” below for more details).  The principal uses of funds in 2014 included capital expenditures of $381.6 million and dividends to AES of $78.4 million. The increase in capital expenditures of $139.5 million in 2014 versus 2013 was primarily driven by spending for IPL’s environmental and replacement generation projects.

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

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Our capital expenditures totaled $381.6 million, $242.1 million, and $129.7 million in 2014, 2013 and 2012, respectively, and were financed primarily with internally generated cash provided by operations, borrowings on our credit facility, long-term borrowings, equity capital contributions from AES and, to a lesser extent, federal grants for IPL’s Smart Energy Projects.

Our capital expenditure program, including development and permitting costs, for the three-year period from 2015 to 2017 is currently estimated to cost approximately $513 million (excluding environmental compliance and replacement generation costs). It includes approximately $283 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $162 million for power plant-related projects and $68 million for other miscellaneous equipment.

In addition to the amounts listed above, IPL plans to spend additional amounts related to environmental compliance, including $136 million for the three-year period from 2015 to 2017 to comply with the MATS rule. IPL plans to spend a total of $460 million for this project (of which $307 million has been expended for this project through December 31, 2014). Please see “Environmental Matters – MATS” below for more details.

IPL also plans to spend a total of $626 million (of which $104 million has been expended through December 31, 2014) on replacement generation costs through 2017 as a result of the retirement of existing facilities not equipped with advanced environmental control technologies required to comply with existing and expected regulations. Of this amount, $526 million is projected to be expended in the three-year period from 2015 to 2017.  Please see “Environmental Matters – Unit Retirements and Replacement Generation”  below for more details.

Other environmental expenditures include costs for compliance with the NPDES permit program under the CWA. The costs for NPDES at our Petersburg Plant for 2015 to 2017 are expected to be $207 million.  IPL plans to spend a total of $224 million for this project (of which $18 million has been expended for this project through December 31,

2014). Also, as a result of environmental regulations, IPL plans to refuel Unit 7 at Harding Street converting from coal-fired to natural gas-fired. The 2015 to 2017 cost of the projects necessary to complete this conversion, including costs for NPDES, MATS preservation and dry ash handling, are expected to be $102 million (IPL plans to spend a total of $108 million on this project, including amounts already expended). IPL also plans to spend $2 million on preliminary studies and engineering related to sections 316(a) and 316(b) of the CWA. Please see “Environmental Matters – Environmental Wastewater Requirements” below for more details.

Contractual Cash Obligations

Our non-contingent contractual obligations as of December 31, 2014 are set forth below:

	Payment due
		Less Than 1	1 – 3	3 – 5	More Than
	Total	Year	Years	Years	5 Years
	(In Millions)
Long-term debt	$1,955.3	$—	$556.5	$400.0	$998.8
Interest obligations(1)	1,338.7	110.3	166.7	116.4	945.3
Purchase obligations (2):
Coal, gas, purchased power and
related transportation(3)	2,031.7	299.3	336.6	274.3	1,121.5
Other	73.4	17.9	13.6	7.8	34.1
Accounts receivable securitization	50.0	50.0
Pension funding(4)	25.0	25.0	—	—	—
Total(5)	$5,474.1	$502.5	$1,073.4	$798.5	$3,099.7

(1) Represents interest payment obligations related to fixed and variable rate debt. Interest related to variable rate debt is calculated using the rate in effect at December 31, 2014.

(2)        Does not include purchase orders or normal purchases for goods or services: (1) for which there is not also an enforceable contract; or (2) which does not specify all significant terms, including fixed or minimum quantities. Does not include contractual commitments that can be terminated by us without penalty on notice of 90 days or less. Does not include all construction or related contracts that do not fit the parameters described for this table.

(3) Does not include an additional $97.2 million, $72.2 million and $69.8 million for years 2015, 2016 and 2017, respectively, for contractual obligations executed in January 2015.

(4)        IPL elected to fund $25.0 million during January 2015. However, IPL may decide to contribute more than $25.0 million to meet certain funding thresholds. For years 2016 and thereafter, our contractual obligation for pension funding can fluctuate due to various factors. Please see “Pension Funding” below and Note 11, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for further discussion.

(5)        Does not include an uncertain tax liability of $7.0 million (tax and related interest) as of December 31, 2014 because it is not possible to determine in which future period or periods that the non-current income tax liability for uncertain tax positions might be paid.

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments, except for 100 shares owned by CDPQ. During 2014, 2013 and 2012, we paid $78.4  million, $59.5 million, and $66.6 million, respectively, in dividends to AES. Future distributions to AES and CDPQ will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

IRS Regulations

On September 13, 2013, the Internal Revenue Service released final regulations addressing the acquisition, production and improvement of tangible property and proposed regulations addressing the dispositions of property.

These regulations replace previously issued temporary regulations and are effective for tax years beginning on or after January 1, 2014. IPL management has opted to fully implement the new regulations effective with its 2014 income tax return. IPL has recorded the tax effect of a $245.9 million favorable Internal Revenue Code Section 481(a) adjustment to its balance sheet as a result of the regulations. This amount represents the cumulative effective of accelerated deductions related to repairs of tangible property through December 31, 2013. The adjustment does not impact the income statement.

Pension Plans

We contributed $54.1 million, $49.7 million, and $48.3 million to the Pension Plans in 2014, 2013 and 2012, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, IPL’s funding target liability shortfall was estimated to be approximately $19 million as of January 1, 2015. The shortfall must be funded over seven years. In addition, IPL must also contribute the normal service cost earned by active participants during the plan year. The ERISA funding of normal cost is expected to be about $7.8 million in 2015, which includes $3.0 million for plan expenses.  Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven-year period. IPL elected to fund $25.0 million in January 2015, which satisfies all funding requirements for the calendar year 2015.  The $25.0 million contribution includes the $7.8 million referenced above.  IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2014, 2013 and 2012 were $32.6 million, $51.0 million, and $30.3 million, respectively.

See also “Critical Accounting Policies - Pension Costs” and Note 11,  “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for further discussion of Pension Plans.

Capital Resources

IPALCO is a holding company, and accordingly substantially all of its cash is generated by the operating activities of its subsidiaries, principally IPL. None of its subsidiaries, including IPL, is obligated under or has guaranteed to make payments with respect to the 2016 IPALCO Notes or the 2018 IPALCO Notes; however, all of IPL’s common stock is pledged to secure these notes. Accordingly, IPALCO’s ability to make payments on the 2016 IPALCO Notes and the 2018 IPALCO Notes depends on the ability of IPL to generate cash and distribute it to IPALCO.

While we believe that our sources of liquidity will be adequate to meet our needs, this belief is based on a number of material assumptions, including, without limitation, assumptions about weather, economic conditions, our credit ratings and those of AES and IPL, regulatory constraints, environmental regulation and pension obligations. If and to the extent these assumptions prove to be inaccurate, our sources of liquidity may be affected. Moreover, changes in these factors or in the bank or other credit markets could reduce available credit or our ability to renew existing credit facilities on acceptable terms. The absence of adequate liquidity could adversely affect our ability to operate our business, and our results of operations, financial condition and cash flows.

Indebtedness

Line of Credit

In May 2014, IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility with a syndication of banks, as discussed in Note 9, “Indebtedness – Line of Credit” to the audited Consolidated

Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data.” This credit agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance indebtedness under the existing credit agreement; (iii) to support working capital; and (iv) for general corporate purposes.

IPL First Mortgage Bonds

In June 2013, IPL issued $170 million aggregate principal amount of first mortgage bonds, 4.65% Series, due June 2043. Net proceeds from this offering were approximately $167.9 million, after deducting the initial purchasers’ discounts, fees and expenses for the offering payable by IPL. The net proceeds from the offering were used in June of 2013 to finance the redemption of $110 million aggregate principal amount of IPL first mortgage bonds, 6.30% Series, due July 2013, and to pay related fees, expenses and applicable redemption prices. We used all remaining proceeds to finance a portion of our environmental construction program and for other general corporate purposes.

In June 2014, IPL issued $130 million aggregate principal amount of first mortgage bonds, 4.50% Series, due June 2044. Net proceeds from this offering were approximately $126.8 million, after deducting the initial purchasers’ discounts, fees and expenses for the offering payable by IPL. The net proceeds from the offering were used: (i) to finance a portion of IPL’s construction program; (ii) to finance a portion of IPL’s capital costs related to environmental and replacement generation projects; and (iii) for other general corporate purposes.

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

In April 2012, Fitch Ratings downgraded the Issuer Default Rating of IPALCO to ‘BB+’ from ‘BBB-’ and downgraded the instrument rating of IPALCO’s senior secured notes by one notch to ‘BB+’ from ‘BBB-’. In addition, Fitch Ratings affirmed the Issuer Default Rating of IPL at ‘BBB-’, as well as affirmed IPL’s security ratings. In a press release announcing the downgrade, Fitch Ratings cited various factors to explain the downgrade, including, but not limited to: IPALCO’s highly leveraged capital structure, the sole support IPALCO receives from the upstream distributions from IPL, a rise in operating costs including pension expenses, significant levels of capital spending for environmental compliance at IPL and lower wholesale power pricing.

In February 2013, S&P announced that it had revised its criteria for rating utility first mortgage bonds.  As a result of the revised criteria, S&P upgraded the rating of IPL’s Senior Secured first mortgage bonds by one notch to ‘BBB+’ from ‘BBB’.

In November 2013, S&P announced that it had revised its criteria for long-term issuer credit ratings.  As a result of the revised criteria, S&P downgraded the long-term issuer credit ratings of IPALCO and IPL to ‘BB+’ from ‘BBB-’  in December 2013.  The downgrade reflects S&P’s assessment that the cumulative value provided by existing structural protections insulate the credit quality of IPALCO and IPL from our ultimate parent, AES, on a sufficient basis to support a 2-notch rating differential instead of the prior 3-notch rating differential.   Debt instrument ratings were affirmed.

In January 2014, Moody’s upgraded the ratings of IPALCO and IPL by one notch in line with their more favorable view of the relative credit supportiveness of the U.S. regulatory framework for electric and gas utilities.

The credit ratings of IPALCO and IPL as of February 25, 2015, are as follows:

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

Dividend and Capital Structure Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2014, exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its credit facility, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain total debt to total capitalization not in excess of 0.65 to 1, in order to pay dividends. As of December 31, 2014 and as of the filing of this report, IPL was in compliance with all covenants and no event of default existed.

IPL’s amended articles of incorporation also require that, so long as any shares of preferred stock are outstanding, the net income of IPL, as specified in the articles, be at least one and one-half times the total interest on the funded debt and the pro forma dividend requirements on the outstanding, and any proposed, preferred stock before any additional preferred stock is issued. IPL’s mortgage and deed of trust requires that net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. As of December 31, 2014, these requirements would not materially restrict IPL’s ability to issue additional preferred stock or first mortgage bonds in the ordinary course of prudent business operations.

REGULATORY MATTERS

General

IPL is a regulated public utility principally engaged in providing electric service to the Indianapolis metropolitan area. As a regulated entity, we are required to use certain accounting methods prescribed by regulatory bodies which may differ from accounting methods required to be used by nonregulated entities.

An inherent business risk facing any regulated public utility is that of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Indiana, as it is elsewhere. We attempt to work cooperatively with regulators and those who participate in the regulatory process, while remaining vigilant in protecting or asserting our legal rights in the regulatory process. We take an active role in addressing regulatory policy issues in the current regulatory environment. Additionally, there is increased activity by environmental regulators, which has had and will continue to have a significant impact on our operations and financial statements for the foreseeable future. We have a pending petition with the IURC regarding our plans for compliance with recently issued wastewater requirements and have recently received orders approving our compliance plans for EPA’s MATS rules, which include additional environmental controls, unit retirements and repowerings, and replacement generation. (See “Environmental Matters.”)

Basic Rates and Charges

Our basic rates and charges represent the largest component of our annual revenues. Our basic rates and charges are determined after giving consideration, on a pro-forma basis, to all allowable costs for ratemaking purposes including a fair return on the fair value of the utility property used and useful in providing service to customers. These basic rates and charges are set and approved by the IURC after public hearings. Such proceedings, which have occurred at irregular intervals, and involve IPL, the Indiana Office of Utility Consumer Counselor, and other interested stakeholders. Pursuant to statute, the IURC is to conduct a periodic review of the basic rates and charges of all Indiana utilities at least once every four years, but the IURC has the authority to review the rates of any Indiana utility at any time. Once set, the basic rates and charges authorized do not assure the realization of a fair return on the fair value of invested property.

Our basic rates and charges were last adjusted in 1996; however, IPL filed a petition with the IURC on December 29, 2014, for authority to increase its basic rates and charges by approximately $67.8 million annually, or 5.6%. An order on this proceeding will likely be issued by the IURC in the fourth quarter of 2015 with any  rate change expected to become effective by early 2016. The petition also includes requests to implement rate adjustment mechanisms for short term recovery of fluctuations in the following costs: (1) capacity purchase costs; (2) off-systems sales margins; and (3) MISO non-fuel charges (MISO fuel charges are already included in the FAC rate mechanism as described below). No assurances can be given as to the outcome of this proceeding.

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

ECCRA

IPL may apply to the IURC for approval of a rate adjustment known as the ECCRA every six months to recover costs to install and/or upgrade CCT equipment. The total amount of IPL’s CCT equipment approved for ECCRA recovery as of December 31, 2014 was  $827 million. The jurisdictional revenue requirement that was approved by the IURC to be included in IPL’s rates for the six-month period from September 2014 through February 2015 was $56.8 million. During the years ended December 31, 2014, 2013 and 2012, we made total CCT expenditures of $176.3 million, $126.6 million, and $15.0 million, respectively. The vast majority of such costs are recoverable through our ECCRA filings. Also, see “Environmental Matters” for discussion of recovery of costs to comply with current and expected environmental laws and regulations.

DSM

In March 2014, legislation, referred to as the SEA 340, was approved that effectively ended the IURC’s energy efficiency targets established in a 2009 statewide Generic DSM Order. Although SEA 340 puts an end to established efficiency targets, IPL will continue to offer cost-effective energy efficiency and demand response programs as one of many resources to meet future demand for electricity.

In December 2014, we received approval from the IURC of our 2015-2016 DSM plan. The approval includes cost recovery on a set of DSM programs to be offered in 2015-2016 that is similar to the 2014 set of programs. Similar to the current DSM framework, we are eligible to receive performance incentives dependent upon the level of success of the programs. Additionally, we were granted authority to record a regulatory asset for recovery in a future base rate case proceeding for lost margins which result from decreased kWh related to implementation of these DSM programs.

IPL’s Smart Energy Project

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

Wind and Solar Power Purchase Agreements

We are committed under a power purchase agreement to purchase approximately 100 MW of wind-generated electricity through 2029 from a wind project in Indiana. We are also committed under another agreement to purchase approximately 200 MW of wind-generated electricity for 20 years from a project in Minnesota, which began commercial operation in October 2011. In addition, we have 97 MW of solar-generated electricity in our service territory under contract in 2015, of which 82 MW was in operation as of December 31, 2014.  We have authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC.

MISO Real Time RSG

MISO collects RSG charges from market participants to pay for generation dispatched when the costs of such generation are not recovered in the market clearing price. Over the past several years, there have been disagreements between interested parties regarding the calculation methodology for RSG charges and how such charges should be allocated among the individual MISO participants. Under the methodology currently in effect, RSG charges have little effect on IPL’s financial statements as the vast majority of such charges are considered to be fuel costs and are recoverable through IPL’s FAC, while the remainder is being deferred for future recovery in accordance with GAAP. However, the IURC’s orders in IPL’s FAC 77, 78 and 79 proceedings approved IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of a FERC proceeding regarding RSG charges and any subsequent appeals therefrom. In a recent FAC proceeding, IPL requested that the subject to refund designation be removed and that FAC 77, 78 and 79 proceedings be made final with no modifications. In February 2014, the IURC issued an order approving IPL’s request.

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

MISO’s approved tariff in part already complies with Order 1000. However, Order 1000 resulted in changes to transmission expansion costs charged to us by MISO. Such changes relate to public policy requirements for transmission expansion within the MISO footprint, such as to comply with renewable mandates of other states within the footprint. These charges are difficult to estimate, but are expected to be material to us within a few years; however, it is probable, but not certain, that these costs will be recoverable, subject to IURC approval. Through December 31, 2014, we have deferred as a regulatory asset $7.6 million of MISO transmission expansion costs.

Senate Bill 560

In April 2013, Senate Bill 560 became law in Indiana. This law provides more regulatory flexibility to the process for reviewing necessary utility system improvements and determining appropriate rates. Senate Bill 560 allows utilities to propose a seven-year infrastructure plan for distribution, transmission and storage to the IURC and, if the plan is considered reasonable by the IURC, the utility could recover its investment in facilities identified in the plan in a timely manner. In addition, when Indiana utilities apply for a change in their basic rates and charges, if new rates are not approved by the IURC within 300 days after the utility filed its case-in-chief, the bill allows the utility to implement temporary rates including 50% of the proposed increase. Such temporary rates would be subject to a reconciliation implemented via a credit or surcharge in equal amounts each month for six months, if the IURC’s final order established rates were to differ from the temporary rates previously placed into effect. The IURC would be allowed to extend the 300-day deadline by 60 days, for good cause. Both provisions, as well as an additional provision that allows utilities to utilize a forward-looking test year in rate cases, recognize the capital-intensive nature of the energy industry and seek to reduce time between a utility’s investment and the opportunity to recover the investment through rates.

ENVIRONMENTAL MATTERS

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, and permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits

From time to time, we are subject to enforcement actions for claims of noncompliance with environmental laws and regulations.  IPL cannot assure that it will be successful in defending against any claim of noncompliance.  However, with the possible exception of the NOV from the EPA (see “New Source Review” below), we do not believe any currently open environmental investigations will result in fines material to our results of operations, financial condition and cash flows.

Under certain environmental laws, we could be held responsible for costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage. Our costs of complying with current and future environmental and health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous substances may adversely affect our business, results of operations, financial condition and cash flows. A discussion of the legislative and regulatory initiatives most likely to affect us follows.

MATS

In April 2012, the EPA’s rule to establish maximum achievable control technology standards for each hazardous air pollutant regulated under the CAA emitted from coal and oil-fired electric utilities, known as “MATS”, became effective. IPL management has developed a plan to comply with this rule. Most of our coal-fired capacity has acid gas scrubbers or comparable control technologies; however, there are other improvements to such control technologies that are necessary to achieve compliance. Under the CAA, compliance with MATS is required by April 16, 2015; however, the compliance period for certain units, or groups of units, may be extended by state permitting authorities (for up to one additional year) or through a CAA administrative order from the EPA (for another additional year). In December 2012, IDEM granted a one-year extension covering all coal-fired units at Harding Street and Eagle Valley, in addition to Unit 3 and Unit 4 at Petersburg. In February 2013, IDEM granted a three-month extension on Petersburg Unit 2.

On August 14, 2013, the IURC approved IPL’s MATS plan, which includes investing up to $511 million in the installation of new pollution control equipment on IPL’s five largest base load generating units. These coal-fired units are located at IPL’s Petersburg and Harding Street generating stations. The IURC also approved IPL’s request to recover operating and construction costs for this equipment (including a return) through a rate adjustment mechanism, with certain stipulations. IPL plans to spend a total of $460 million for this project as approximately $51 million of costs will largely be avoided if IPL’s plans to refuel Harding Street Station Unit 7 from coal to natural gas are approved (see “Unit Retirements and Replacement Generation” below).

Several lawsuits challenging the MATS rule have been filed by other parties and consolidated into a single proceeding before the U.S. Court of Appeals for the District of Columbia Circuit. In April 2014, the U.S. Court of Appeals issued an opinion upholding the MATS rule. In July 2014, numerous states and two trade groups petitioned the U.S. Supreme Court to review this opinion, and in November 2014, the U.S. Supreme Court agreed to such review.  The Court is expected to review by July 2015; however, we currently cannot predict the outcome of this litigation, or its impact, if any, on our MATS compliance planning.

On June 20, 2014, IPL contemporaneously filed a waiver request or in the alternative, a complaint with the FERC requesting a waiver or changes to MISO rules that will allow IPL to keep 216 MW of reliable capacity available at its Eagle Valley generating station from June 1, 2015, through April 15, 2016. Both of these filings request that the

FERC either waive or reform certain requirements of the MISO tariff for failing to address the specific circumstances resulting from compliance with MATS. IPL maintains that MISO has not addressed several aspects of the issue created by the disconnect between the MATS compliance deadline (April 16, 2016) and the end of the MISO planning year for capacity purposes (June 1, 2016). On October 15, 2014, this waiver request was approved by the FERC.

On February 17, 2015, EPA published a proposed rule that makes corrections and clarifies several issues associated with implementation of the MATS rule.

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

In addition to the generating units IPL retired in the second quarter of 2013, IPL has several other generating units that we expect to retire or refuel by 2017. These units are primarily coal-fired and represent 472 MW of net capacity in total. To replace this generation, IPL filed a petition and case-in-chief with the IURC in April 2013 seeking a CPCN to build a 550 to 725 MW CCGT at its Eagle Valley Station site in Indiana and to refuel Harding Street Station Units 5 and 6 from coal to natural gas (approximately 100 MW net capacity each). In May 2014, IPL received an order on the CPCN from the IURC authorizing the refueling project and granting approval to build a 644 to 685 MW CCGT at a total budget of $649 million. The current estimated cost of these projects is $626 million. IPL was granted authority to accrue post in-service allowance for debt and equity funds used during construction and to defer the recognition of depreciation expense of the CCGT and refueling project until such time that we are allowed to collect both a return and depreciation expense on the CCGT and refueling project. The CCGT is expected to be placed into service in April 2017, and the refueling project is expected to be completed by early 2016. The costs to build and operate the CCGT and for the refueling project, other than fuel costs, will not be recoverable by IPL through rates until the conclusion of a base rate case proceeding with the IURC after the assets have been placed in service.

On October 3, 2014, IPL filed a petition and case-in-chief with the IURC seeking a CPCN to refuel Harding Street Station Unit 7 from coal to natural gas (about 410 MW net capacity). This conversion is part of IPL’s overall wastewater compliance plan for its power plants (as discussed in “Environmental Wastewater Requirements” below). We cannot be certain that the IURC will authorize the refueling or that we will be able to recover costs associated with such refueling through our rates.

Environmental Wastewater Requirements

In August 2012, IDEM issued NPDES permits to the IPL Petersburg, Harding Street, and Eagle Valley generating stations, which became effective in October 2012. NPDES permits regulate specific industrial wastewater and storm water discharges to the waters of Indiana under Section 402 of the CWA. These permits set new water quality-based effluent discharge limits for the Petersburg and Harding Street facilities, as well as monitoring and other requirements designed to protect human and aquatic life, with full compliance with the new effluent limitations required by October 2015. In April 2013, IPL received an extension to the compliance deadline through September 2017 for IPL’s Harding Street and Petersburg facilities through agreed orders with IDEM.

IPL conducted studies to determine the operational changes and control equipment necessary to comply with the new limitations. In developing its compliance plans, IPL made assumptions about the outcomes and implications of Federal rulemakings with respect to CCR  (final rule announced in December 2014), cooling water intake (final rule effective as of October 2014) and wastewater effluents (final rule expected in September 2015).

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

We expect to recover through our environmental rate adjustment mechanism any operating or capital expenditures related to compliance with these NPDES permit requirements. Recovery of these costs is sought through an Indiana statute that allows for 80% recovery of qualifying costs through a rate adjustment mechanism with the remainder recorded as a regulatory asset to be considered for recovery in the next base rate case proceeding; however, there can be no assurances that we will be successful in that regard. In light of the uncertainties at this time, we cannot predict the impact of these permit requirements on our consolidated results of operations, cash flows, or financial condition, but it is expected to be material.

In June 2013, the EPA published proposed rules, commonly known as  “ELGs” to reduce toxic pollutants discharged into waterways by power plants. The proposed ELGs are intended to update the existing technology-based rules for controlling the discharge of pollutants from various waste streams associated with steam electric generating facilities. It is too early to determine whether the final version of the ELGs will materially impact IPL or its current or future NPDES permits. Under a consent decree, the EPA is required to finalize the ELGs by September 2015.

In April 2014, the EPA along with the U.S. Army Corps of Engineers issued a proposed rule defining the waters of the U.S. The related public comment period closed in November 2014. This rulemaking has the potential to impact all programs under the CWA. Expansion of regulated waterways is possible based on initial review of the proposal, which may impact several permitting programs. Although we cannot at this time determine the timing or impact of compliance with any new regulations, more stringent regulations could have a material impact on our operations and/or consolidated financial results.

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

In January 2011, the EPA began regulating GHG emissions from certain stationary sources under the so-called “Tailoring Rule.” The regulations are being implemented pursuant to two CAA programs: the Title V Operating Permit program and the program requiring a permit if undergoing certain new construction or major modifications, the PSD program.  Obligations relating to Title V permits include recordkeeping and monitoring requirements. Sources subject to PSD can be required to implement BACT. In June 2014, the U.S. Supreme Court ruled that the EPA had exceeded its statutory authority in issuing the Tailoring Rule by regulating under the PSD program sources based solely on their GHG emissions. However, the U.S. Supreme Court also held that the EPA could impose GHG BACT requirements for sources already required to implement PSD for certain other pollutants. Therefore, if future modifications to IPL’s sources require PSD review for other pollutants, it may also trigger GHG BACT requirements. The EPA has issued guidance on what BACT entails for the control of GHG and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis. In December 2010, the Indiana Air Pollution Control Board adopted a final rule implementing the Tailoring Rule in Indiana, and the rule was published in the Indiana Register in March 2011. The ultimate impact of the BACT requirements applicable to us on our operations cannot be determined at this time as IPL will not be required to implement BACT until IPL constructs a new major source or makes a major modification of an existing major source. However, the cost of compliance could be material.

The EPA proposed a rule in January 2014 establishing NSPS for CO2  emissions for newly constructed fossil-fueled EUSGUs larger than 25 MW. The proposed rule anticipates that newly constructed coal-fueled EUSGUs generally would need to rely upon partial implementation of carbon capture and storage technology or other pollution control technology to meet the standard. In addition, new natural gas-fired EUSGUs must meet a standard of  no greater than 1,000 pounds of CO2 per megawatt hour (if the rule is finalized in its current form). The rule is expected to be finalized this summer. The Eagle Valley CCGT would be subject to and is expected to comply with this proposed standard.

The EPA issued proposed CO2 emissions rules for existing power plants on June 2, 2014. Under the proposed rule, called the Clean Power Plan, states would be judged against state-specific CO2 emissions targets beginning in 2020, with an expected total U.S. power sector emissions reduction of 30% from 2005 levels by 2030. For Indiana specifically, the Clean Power Plan proposes 2020-2029 interim reduction goals and proposed 2030 final reduction goals of  no greater than 1,607 pounds of CO2 per megawatt hour and  no greater than 1,531 pounds of CO2 per megawatt hour, respectively, a reduction of approximately 20% from 2012 levels. The proposed rule requires states to submit implementation plans to meet the standards set forth in the rule by June 30, 2016, with the possibility of one or two-year extensions under certain circumstances. The proposed rule was subject to a public comment process and the EPA is expected to finalize it by the summer of 2015. Among other things, we could be required to make efficiency improvements to our existing facilities. The EPA also issued proposed carbon pollution standards for modified and reconstructed power plants on June 2, 2014, which are also expected to be finalized by the summer of 2015.  Various states, including Indiana, and certain regulated entities have filed lawsuits challenging the Clean Power Plan. However, it is too soon to determine what the rules for existing, modified and reconstructed power plants, and Indiana’s corresponding state implementation plan for existing power plants, will require once they are finalized, whether they will survive judicial and other challenges, and if so, whether and when they would materially impact our business, operations or financial condition.

Based on the above, there is some uncertainty with respect to the impact of GHG rules on IPL. The GHG BACT requirements will not apply at least until we construct a new major source or make a major modification of an existing major source, and the proposed NSPS, if finalized in its current form, will not require us to comply with an emissions standard until we construct a new electric generating unit. The planned CCGT at Eagle Valley is expected to comply with the applicable GHG BACT requirements and the proposed NSPS limit. Other than the CCGT discussed above, we do not have any other major modifications of an existing source or plans to construct a new major source at this time. In light of these uncertainties, we cannot predict the impact of the EPA’s current and future GHG regulations on our consolidated results of operations, cash flows, or financial condition, but it could be material.

CSAPR

In March 2005 the EPA signed the federal CAIR, which imposed restrictions against polluting the air of downwind states. At the time, CAIR established a two-phase regional “cap and trade” program for SO2  and NOx emissions that required the largest reduction in air pollution in more than a decade. CAIR covered 27 states, including Indiana, and the District of Columbia.

On July 6, 2011, the EPA announced a new rule to replace CAIR, requiring further reductions of SO2  and NOx  emissions from power plants in 28 states, including Indiana, that contribute to ozone and/or fine particle pollution in other states. This rule, known as the U.S. CSAPR, required initial compliance by January 1, 2012 for SO2  and annual NOx reductions, and May 1, 2012 for ozone season reductions. On December 30, 2011, the U.S. Court of Appeals for the District of Columbia issued an order staying implementation of CSAPR pending resolution of legal challenges to the rule.  The Court further ordered that the CAIR remain in place during the stay. In August 2012, the U.S. Court of Appeals issued a ruling vacating CSAPR. The Court ruling also required EPA to continue administering CAIR.

In June 2013, the U.S. Supreme Court agreed to review the D.C. Circuit Court’s decision to vacate CSAPR and in April 2014, reversed the 2012 decision by the D.C. Circuit Court, reinstating CSAPR, and remanded the case back to the D.C. Circuit Court for further proceedings consistent with the U.S. Supreme Court decision. In June 2014, the U.S. Department of Justice, on behalf of the EPA, filed a motion with the D.C. Circuit Court to lift the stay on CSAPR and on October 23, 2014, the D.C. Circuit Court lifted the stay. On November 21, 2014, EPA announced a Notice of Data Availability and a final interim rule that addresses allocations of emission allowances to certain units for compliance with the CSAPR. These allowance allocations, which supersede the allocations announced in a 2011 NODA, reflect the changes to CSAPR made in subsequent rulemakings, as well as "re-vintaging" of previously recorded allowances so as to account for the impact of the tolling of the CSAPR deadlines pursuant to an order issued by the U.S. Court of Appeals for the District of Columbia Circuit. Oral arguments to address the remaining litigation regarding CSAPR are scheduled for March 2015. While we are unable to determine the full impact of the reinstatement of CSAPR until the D.C. Circuit Court and the EPA take further action, we believe the rule may have a material impact on IPL.

NAAQS

Under the CAA, the EPA sets NAAQS for six criteria pollutants considered harmful to public health and the environment, including particulate matter, NOx, ozone and SO2,  which result from coal combustion.  Areas meeting the NAAQS are designated attainment areas while those that do not meet the NAAQS are considered nonattainment areas.  Each state must develop a plan to bring nonattainment areas into compliance with the NAAQS, which may include imposing operating limits on individual plants.  The EPA is required to review NAAQS at five-year intervals.

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

On December 17, 2014, EPA published a proposed rule revising NAAQS for ozone. EPA is proposing to lower the primary and secondary standards to a level within a range of 65 to 70 parts per billion. EPA also is proposing revisions in data handling conventions and monitoring requirements for ozone, and revisions to the regulations for the PSD program to add a transition provision for certain applications. EPA intends to issue a final rule regarding the ozone NAAQS by October 2015. EPA intends to make attainment/nonattainment designations for any revised standards by October 2017. Those designations likely would be based on 2014-2016 air quality data.

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

With respect to the annual standard,  the EPA published in the Federal Register a final rule revising the NAAQS for particulate matter in January 2013. Among other things, the final rule lowers the primary annual PM2.5 standard from 15 to 12 micrograms per cubic meter of air. IDEM recommended to EPA that all monitored areas in Indiana be designated as attainment. On January 15, 2015, EPA published its final attainment designations for the 2012 standard. Compliance would be required by 2020. No IPL operations are located in nonattainment areas.

NOx and SO2.  On April 12, 2010, a one-hour primary NAAQS became effective for NOx.  Additionally, on August 23, 2010, a new one-hour SO2 primary NAAQS became effective.  The final rule implementing the one-hour SO2 NAAQS also requires an increased amount of ambient SO2 monitoring sites. The EPA is considering one-hour secondary NAAQS for NOx and SO2, and plans to promulgate these secondary standards together in a separate rulemaking. On August 5, 2013, EPA published in the Federal Register its final designation, which include portions of Marion, Morgan, and Pike counties as nonattainment with respect to the one-hour SO2  standard.

On September 10, 2014, IDEM published its proposed rule establishing reduced SO2 limits for IPL facilities in accordance with a new one-hour standard of 75 parts per billion, for the areas in which IPL’s Harding Street, Petersburg, and Eagle Valley Generating Stations operate.  The expected compliance date for these requirements is January 1, 2017.  No impact is expected for Eagle Valley or Harding Street Generating Stations because these facilities will cease coal combustion prior to the compliance date.  It is expected that improvements to the existing FGDs at Petersburg will be required in order to comply.  IPL has engaged an engineering firm to further assess potential compliance measures and associated costs and timing. While costs associated with the proposed rule cannot accurately be predicted at this time, they could be material.

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

Waste Management and CCR

In the course of operations, our facilities generate solid and liquid waste materials requiring eventual disposal or processing. Waste materials generated at our electric power and distribution facilities include CCR, oil, scrap metal, rubbish, small quantities of industrial hazardous wastes such as spent solvents, tree-and-land-clearing wastes and polychlorinated biphenyl contaminated liquids and solids. We endeavor to ensure that all our solid and liquid wastes are disposed of in accordance with applicable national, regional, state and local regulations. With the exception of CCR, waste materials are not usually physically disposed of on our property, but are shipped off site for final disposal, treatment or recycling. A small amount of CCR, which consists of bottom ash, fly ash and air pollution control wastes, is disposed of at our Petersburg coal-fired power generation plant using engineered, permitted landfills; however, approximately 40% of our CCR are beneficially used off-site as a raw material for production of wallboard, concrete or cement and as a construction material in structural fills and approximately 60% is disposed.

On June 21, 2010, the EPA published in the Federal Register a proposed rule that establishes regulation of coal combustion residues under the RCRA, which consisted of two options pursuant to which CCRs could be regulated as special waste under Subtitle C of RCRA or as non-hazardous solid waste under Subtitle D of RCRA. On December 19, 2014, the EPA announced the final CCR rule, which is to regulate CCRs under the less restrictive non-hazardous solid waste designation. This final rule is expected to be effective by August 2015.  The rule establishes national minimum criteria for existing and new CCR landfills and existing and new CCR surface impoundments (ash ponds), including location restrictions, design and operating criteria, groundwater-monitoring and corrective action, and closure requirements and post closure care. While the impact of the new rule cannot accurately be predicted at this time, our business, financial condition or results of operations could be materially and adversely affected by such regulations.

Cooling Water Intake Regulations

We use water as a coolant at our generating facilities. Under the CWA, cooling water intake structures are required to reflect the BTA for minimizing adverse environmental impact. On August 15, 2014, the EPA published its final standards to protect fish and other aquatic organisms drawn into cooling water systems at large power plants and other facilities that withdraw from waters of the United States greater than 2 million gallons per day of which more than 25% is used for cooling.  The final rule became effective on October 14, 2014. These standards, based on Section 316(b) of the CWA, require affected facilities to choose amongst seven BTA options to reduce fish impingement. In addition, facilities that withdraw water from a source water body above a minimum actual volume must conduct studies to assist permitting authorities to determine whether and what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms. This decision process would include public input as part of a permit renewal or permit modification. It is possible this process could result in the need to install closed-cycle cooling systems (closed-cycle cooling towers), or other technology. Finally, the standards require that new units added to an existing facility must reduce both impingement and entrainment that achieves one of two alternatives under national BTA standards. IPL’s NPDES permits will be updated with the requirements of this rule, including any source-specific requirements arising from the evaluation process described above. As a result, it is not yet possible to predict the total impacts of this recent final rule at this time, including any challenges to such final rule and the outcome of any such challenges. However, if additional capital expenditures are necessary, they could be material. We would seek recovery of these capital expenditures; however, there is no guarantee we would be successful in that regard.

Summary

Environmental laws and regulations presently require us to incur material capital expenditures and operating costs. We expect to incur material costs, both in capital expenditures and ongoing operating and maintenance costs, to comply with the MATS rule (up to $460 million in capital expenditures),  NPDES permit requirements at our Petersburg plant (up to $224 million in capital expenditures), and plans to refuel Unit 7 at Harding Street converting from coal-fired to natural gas-fired (up to $108 million in capital expenditures; which includes costs for NPDES, MATS preservation and dry ash handling), and, to a lesser extent to which we cannot predict accurate capital expenditure requirements at this time, other expected environmental regulations related to: CCRs; cooling water intake; NAAQS; EPA’s proposed regulations related to GHG emissions from power plants; and ELGs. In addition, the combination of existing and expected environmental regulations and other economic factors make it likely that we will temporarily or permanently retire or repower several of our existing, primarily coal-fired, smaller and older generating units within the next few years (the total estimated costs of these projects is $626 million, as discussed in “Unit Retirements and Replacement Generation” above). We would expect to seek recovery of both capital and operating costs related to all such compliance, although there can be no assurances that we would be successful in that regard. In addition, environmental laws are complex, change frequently and have tended to become more stringent over time. As a result, our operating expenses and continuing capital expenditures associated with environmental matters may increase. More stringent standards may also limit our operating flexibility and have a negative impact on our wholesale volumes and margins. Depending on the level and timing of recovery allowed by the IURC, these costs could materially and adversely affect our results of operations, financial condition and cash flows. We may seek recovery of any operating or capital expenditures; however, there can be no assurances that we would be successful in that regard.

CRITICAL ACCOUNTING POLICIES

General

We prepare our consolidated financial statements in accordance with GAAP. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period presented. Therefore, the possibility exists for materially different reported amounts under different conditions or assumptions. Significant accounting policies used in the preparation of the consolidated financial statements are described in Note 2, “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K. This section addresses only those accounting policies involving amounts material to our financial statements that require the most estimation, judgment or assumptions and should be read in conjunction with Note 2,  “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Regulation

As a regulated utility, we apply the provisions of ASC 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of the IURC and the FERC. In accordance with ASC 980, we have recognized total regulatory assets of $419.3 million and $371.9 million as of December 31, 2014 and 2013, respectively, and total regulatory liabilities of $638.9 million and $598.2 million as of December 31, 2014 and 2013, respectively. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets have been included as allowable costs for ratemaking purposes, as authorized by the IURC or established regulatory practices. Regulatory liabilities generally represent obligations to make refunds or future rate reductions to customers for previous overcollections or the deferral of revenues collected for costs that IPL expects to incur in the future. Specific regulatory assets and liabilities are disclosed in Note 6,  “Regulatory Assets and Liabilities” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

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

Revenue Recognition

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, small commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. The effect on 2014 revenues and ending unbilled revenues of a one percentage point increase and decrease in the estimated line losses for the month of December 2014 is ($0.4 million)  and $0.4 million, respectively. At December 31, 2014 and 2013,  customer accounts receivable include unbilled energy revenues of $48.4 million and $50.1 million, respectively, on a base of annual revenue of $1.3 billion in 2014 and 2013. An allowance for potential credit losses is maintained and amounts are written off when normal collection efforts have been exhausted.

Pension Costs

We contributed $54.1 million, $49.7 million, and $48.3 million to the Pension Plans in 2014, 2013 and 2012, respectively.

Approximately 86% of IPL’s active employees are covered by the Defined Benefit Pension Plan, as well as the Thrift Plan. The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 14% of active employees are covered by the RSP. The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan. This lump sum is in addition to IPL’s matching of participant contributions up to 6% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee’s pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities. Effective April 1, 2015, benefits for non-union participants in the Defined Benefit Pension Plan will be based on salary and years of service.

Reported expenses relevant to the Defined Benefit Pension Plan are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience, including the performance of plan assets and actual benefits paid out in future years. Pension costs associated with the Defined Benefit Pension Plan are impacted by the level of contributions made to the plan, earnings on plan assets, the adoption of new mortality tables, and employee demographics, including age, job responsibilities and employment periods. Changes made to the provisions of the Defined Benefit Pension Plan may impact current and future pension costs. Pension costs may also be significantly affected by changes in key actuarial assumptions, including anticipated rates of return on plan assets and the corporate bond discount rates, as well as, the adoption of a new mortality table used in determining the projected benefit obligation and pension costs.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified supplemental pension plan. The total number of participants in the plan as of December 31, 2014 was 25. The plan is closed to new participants.

From a FASB financial statement perspective, IPL’s total underfunded pension liability was approximately $91.2 million as of December 31, 2014, of which the Defined Benefit Pension Plan liability and the Supplemental Retirement Plan liability represented $90.1 million and $1.1 million, respectively.

Pension plan assets primarily consist of investments in equities (domestic and international), fixed income securities, and short-term securities.  Differences between actual portfolio returns and expected returns may result in increased or decreased pension costs in future periods. Pension costs are determined as of the plan’s measurement date of December 31, 2014. Pension costs are determined for the following year based on the market value of pension plan assets, expected level of employer contributions, a discount rate used to determine the projected benefit obligation and the expected long-term rate of return on plan assets.

For 2014, pension expense was determined using an assumed long-term rate of return on plan assets of 7.00%. As of the December 31, 2014 measurement date, IPL decreased the discount rate from 4.92% to 4.06% for the Defined Benefit Pension Plan and decreased the discount rate from 4.64% to 3.82% for the Supplemental Retirement Plan. The discount rate assumption affects the pension expense determined for 2015. In addition, IPL decreased the expected long-term rate of return on plan assets from 7.00% to 6.75% effective January 1, 2015. The expected long-term rate of return assumption affects the pension expense determined for 2015. The effect on 2015 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($1.7 million) and $1.7 million, respectively. The effect on 2015 total pension expense of a 100 basis point increase and decrease in the expected long-term rate of return on plan assets is ($6.7 million) and $6.7 million, respectively.

During the year 2014, our Pension Plans realized a net actuarial loss of $58.4 million. The net actuarial loss is comprised of two parts: (1) a $90.7 million pension liability actuarial loss primarily due to a decrease in the discount rate used to value pension liabilities (resulting in a loss of $73.4 million) and the adoption of a new mortality table (resulting in a loss of $19.4 million); partially offset by (2)  a  $32.3 million pension asset actuarial gain primarily due to higher than expected return on assets.

In determining the discount rate to use for valuing liabilities we use the market yield curve on high-quality fixed income investments as of December 31, 2014. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

The yield curve we utilize was created by deriving the rates for hypothetical zero coupon bonds from high-yield AA-rated coupon bonds of varying maturities between 0.5 and 30 years. Non-callable bonds and outliers (defined as bonds with yields outside of two standard deviations from the mean) are excluded in computing the yield curve. Using the bond universe just described, regression analysis using least squares regression is used to determine the best-fitting regression curve that links yield-to-maturity to time-to-maturity. We then convert the regressed coupon yield curve into a spot rate curve using the standard “bootstrapping” technique, which assumes that the price of a coupon bond for a given maturity equals the present value of the underlying bond cash flows using zero-coupon spot rates. In making this conversion, we assume that the regressed coupon yield at each maturity date represents a coupon-paying bond trading at par. We also convert the bond-equivalent (compounded semiannually) yields to effective annual yields during this process. After the yield curve is constructed, the Above Mean curve is constructed from the high-quality bonds in the initial yield curve construct that have a yield higher than the regression mean. The pension cash flows are produced for each year into the future until no more benefit payments are expected to be paid, and represent the cash flows used to produce the pension benefit obligation for pension valuations. The pension cash flows are matched to the appropriate spot rates and discounted back to the measurement date. The cash flows after 30 years are discounted assuming the 30-year spot rate remains constant beyond 30 years. Once the present value of the cash flows as of the measurement date has been determined using the spot rates from the Above Mean curve, a single equivalent discount rate is developed. This rate is the single uniform discount rate that, when applied to the same cash flows, results in the same present value of the cash flows as of the measurement date.

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

The Plan consultant develops forward-looking, long-term capital market assumptions for risk, return, and correlations for a variety of global asset classes, interest rates, and inflation. These assumptions are created using a combination of historical analysis, current market environment assessment and by applying the consultant’s own judgment. The consultant then determines an equilibrium long-term rate of return. We then take into consideration the investment manager/consultant expenses, as well as any other expenses expected to be paid out of the Plan’s trust. Finally, we have the Plan’s actuary perform a tolerance test of the consultant’s equilibrium expected long-term rate of return. We use an equilibrium expected long-term rate of return compatible with the actuary’s tolerance level.

Impairment of Long-lived Assets

GAAP requires that we measure long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our utility plant assets was $2.9 billion and $2.6 billion as of December 31, 2014 and 2013, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets, such as CCT projects; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

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

Contingencies

We accrue for loss contingencies when the amount of the loss is probable and estimable. We are subject to various environmental regulations, and are involved in certain legal proceedings. If our actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. Please see Note 12,  “Commitments and Contingencies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for information about significant contingencies involving us. As of December 31, 2014 and 2013, total loss contingencies accrued were $5.2 million and $4.3 million, respectively, which were included in Other Current Liabilities on the accompanying Consolidated Balance Sheets.

NEW ACCOUNTING STANDARDS

Please see Note 2,  “Summary of Significant Accounting Policies” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for a discussion of new accounting pronouncements and the potential impact to our results of operations, financial condition and cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Overview

The primary market risks to which we are exposed are those associated with environmental regulation, debt and equity investments, fluctuations in interest rates and the prices of fuel, wholesale power,  SO2 allowances and certain raw materials, including steel, copper and other commodities. We sometimes use financial instruments and other contracts to hedge against such fluctuations, including, on a limited basis, financial and commodity derivatives. We generally do not enter into derivative instruments for trading or speculative purposes.

Environmental Regulation

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, and permit revocation and/or facility shutdowns. We cannot assure that we have been or will be at all times in full compliance with such laws, regulations and permits. For further discussion, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Environmental Matters.”

Wholesale Sales

We engage in wholesale power marketing activities that primarily involve the offering of utility-owned or contracted generation into the MISO day-ahead and real-time markets. Our ability to compete effectively in the wholesale market is dependent on a variety of factors, including our generating availability, the supply of wholesale power, the demand by load-serving entities, and the formation of IPL’s offers into the market. Our wholesale revenues are generated primarily from sales directly to the MISO energy market. The average price per MWh we sold in the wholesale market was $34.71, $31.29 and  $28.92 in 2014, 2013 and 2012, respectively. During the past five years, wholesale revenues represented 4.7% of our total electric revenues on average. A decline in wholesale prices can have a significant impact on earnings, because most of our nonfuel costs are fixed in the short term and lower wholesale prices can result in lower wholesale volumes sold.

Equity Market Risk

Our Pension Plans are impacted significantly by the economy as a result of the Pension Plans being significantly invested in common equity securities. The performance of the Pension Plans’ investments in such common equity securities and other instruments impacts our earnings as well as our funding liability. Please see Note 11, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K for additional Pension Plan information.

Inflation

During 2009, the recession had the effect of halting the rapid inflation on certain raw materials, including steel, copper and other commodities that we experienced over the previous few years to the point where some costs have even declined. Inflation on raw materials remained low in 2012, 2013 and 2014. These and other raw materials serve as inputs to many operating and maintenance processes fundamental to the electric utility industry. Lower prices reduce our operating and maintenance costs and improve our liquidity. The primary area in which inflation has continued to increase at a steep rate is in the cost of health care provided to our employees. This has negatively impacted our results of operations, financial condition and cash flows in recent years.

Interest Rate Risk

We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt and by refinancing existing long-term debt at times when it is deemed economic and prudent. In addition, IPL’s credit facility bears interest at variable rates based either on the Prime interest rate or on the London InterBank Offer Rate. Fair values relating to financial instruments are dependent upon prevalent market rates of interest, primarily the London InterBank Offer Rate. At December 31, 2014, we had approximately  $1,955.3 million principal amount fixed rate debt and $50 million principal amount variable rate debt outstanding.

Variable rate debt at December 31, 2014 was comprised of $50 million under the accounts receivable securitization facility. Based on amounts outstanding as of December 31, 2014,  the effect of a 25 basis point change in the applicable rates on our variable-rate debt would increase or decrease our annual interest expense and cash paid for interest by $0.1 million and $(0.1 million), respectively.

The following table shows our consolidated indebtedness (in millions) by maturity as of December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed-rate debt	$—	$531.9	$24.6	$400.0	$—	$998.8	$1,955.3	$2,231.2
Variable-rate debt	50.0	—	—	—	—	—	50.0	50.0
Total Indebtedness	$50.0	$531.9	$24.6	$400.0	$—	$998.8	$2,005.3	$2,281.2

Weighted Average Interest Rates by Maturity	0.83%	6.67%	5.40%	5.00%	N/A	5.32%	5.51%

For further discussion of our fair value of our indebtedness and book value of our indebtedness please see Note 5, “Fair Value Measurements” and Note 9, “Indebtedness” to the audited Consolidated Financial Statements of IPALCO in “Item 8. Financial Statements and Supplementary Data” included in this Form 10-K.

Fuel

We have limited exposure to commodity price risk for the purchase of coal, the primary fuel used by us for the production of electricity. We manage this risk by providing for all of our current projected burn through 2015 and approximately 84% of our current projected burn for the three-year period ending December 31, 2017, under long-term contracts. Pricing provisions in some of our long-term coal contracts allow for price changes under certain circumstances. Coal purchases made in 2015 are expected to be made at prices that are slightly higher than our weighted average price in 2014.  Our exposure to fluctuations in the price of coal is limited because pursuant to Indiana law, we may apply to the IURC for a change in our fuel charge every three months to recover our estimated fuel costs, which may be above or below the levels included in our basic rates. We must present evidence in each FAC proceeding that we have made every reasonable effort to acquire fuel and generate or purchase power or both so as to provide electricity to our retail customers at the lowest fuel cost reasonably possible.

Power Purchased

We depend on purchased power, in part, to meet our retail load obligations. As a result, we also have limited exposure to commodity price risk for the purchase of electric energy for our retail customers. Purchased power costs can be highly volatile. We are generally allowed to recover, through our FAC, the energy portion of purchased power costs incurred to meet jurisdictional retail load. In certain circumstances, we may not be allowed to recover a portion of purchased power costs incurred to meet our jurisdictional retail load. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Regulatory Matters – FAC and Authorized Annual Jurisdictional Net Operating Income.”

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

We are also exposed to counterparty credit risk related to our ability to collect electricity sales from our customers, which may be impacted by volatility in the financial markets and the economy. Historically, our write-offs of customer accounts have been immaterial, which is common for the electric utility industry.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

IPALCO Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of IPALCO Enterprises, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, common shareholder’s equity (deficit) and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15a. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPALCO Enterprises, Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana

February 25, 2015

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Income
For the Years Ended December 31, 2014, 2013 and 2012
(In Thousands)
	2014	2013	2012

UTILITY OPERATING REVENUES	$1,321,674	$1,255,734	$1,229,777

UTILITY OPERATING EXPENSES:
Operation:
Fuel	411,217	376,450	340,647
Other operating expenses	218,932	235,082	217,124
Power purchased	116,648	94,265	121,238
Maintenance	113,248	112,913	99,568
Depreciation and amortization	185,263	182,305	176,843
Taxes other than income taxes	45,218	45,425	44,295
Income taxes - net	70,235	58,548	67,162
Total utility operating expenses	1,160,761	1,104,988	1,066,877
UTILITY OPERATING INCOME	160,913	150,746	162,900

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	7,381	4,331	1,087
Miscellaneous income and (deductions) - net	(2,236)	(2,880)	(2,290)
Income tax benefit applicable to nonoperating income	22,191	20,806	19,463
Total other income and (deductions) - net	27,336	22,257	18,260

INTEREST AND OTHER CHARGES:
Interest on long-term debt	108,104	104,602	103,435
Other interest	1,865	1,794	1,913
Allowance for borrowed funds used during construction	(4,963)	(2,517)	(1,059)
Amortization of redemption premiums and expense on debt	5,275	5,075	4,875
Total interest and other charges - net	110,281	108,954	109,164
NET INCOME	77,968	64,049	71,996

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	3,213	3,213	3,213

NET INCOME APPLICABLE TO COMMON STOCK	$74,755	$60,836	$68,783

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Balance Sheets
(In Thousands)
	December 31,	December 31,
	2014	2013
ASSETS
UTILITY PLANT:
Utility plant in service	$4,658,023	$4,478,752
Less accumulated depreciation	2,264,606	2,149,994
Utility plant in service - net	2,393,417	2,328,758
Construction work in progress	447,399	207,727
Spare parts inventory	14,816	15,774
Property held for future use	1,002	1,002
Utility plant - net	2,856,634	2,553,261
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	522	528
Other long-term assets	6,221	5,902
Other assets - net	6,743	6,430
CURRENT ASSETS:
Cash and cash equivalents	26,933	19,067
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $2,076 and $1,982, respectively)	139,709	143,408
Fuel inventories - at average cost	47,550	54,763
Materials and supplies - at average cost	60,185	58,067
Deferred tax asset - current	61,782	11,990
Regulatory assets	93	2,409
Prepayments and other current assets	23,161	23,247
Total current assets	359,413	312,951
DEFERRED DEBITS:
Regulatory assets	419,193	369,447
Miscellaneous	25,835	31,976
Total deferred debits	445,028	401,423
TOTAL	$3,667,818	$3,274,065
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder's equity:
Paid in capital	$168,610	$61,468
Accumulated deficit	(17,339)	(13,694)
Total common shareholder's equity	151,271	47,774
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt (Note 9)	1,951,013	1,821,713
Total capitalization	2,162,068	1,929,271
CURRENT LIABILITIES:
Short-term debt (Note 9)	50,000	50,000
Accounts payable	110,623	99,966
Accrued expenses	25,187	27,417
Accrued real estate and personal property taxes	19,177	19,224
Regulatory liabilities	27,943	12,436
Accrued interest	30,726	29,691
Customer deposits	28,337	26,241
Other current liabilities	12,881	12,200
Total current liabilities	304,874	277,175
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	610,917	585,753
Deferred income taxes - net	421,127	332,363
Non-current income tax liability	7,042	6,734
Unamortized investment tax credit	5,229	6,661
Accrued pension and other postretirement benefits	96,464	93,680
Asset retirement obligations	59,098	41,381
Miscellaneous	999	1,047
Total deferred credits and other long-term liabilities	1,200,876	1,067,619
COMMITMENTS AND CONTINGENCIES (Note 12)
TOTAL	$3,667,818	$3,274,065

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012
(In Thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,968	$64,049	$71,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,477	182,663	178,412
Amortization of regulatory assets	1,123	3,686	2,206
Amortization of debt premium	942	865	805
Deferred income taxes and investment tax credit adjustments - net	47,455	(10,284)	(4,370)
Charges related to early extinguishment of debt	—	377	—
Allowance for equity funds used during construction	(7,136)	(4,088)	(881)
Gain on sale of nonutility property	—	(297)	—
Change in certain assets and liabilities:
Accounts receivable	3,699	(1,900)	(5,501)
Fuel, materials and supplies	5,094	(10,337)	4,339
Income taxes receivable or payable	590	3,026	(6,681)
Financial transmission rights	(1,947)	(1,869)	360
Accounts payable and accrued expenses	(24,322)	16,124	(2,947)
Accrued real estate and personal property taxes	(47)	(181)	1,945
Accrued interest	1,034	(2,288)	971
Pension and other postretirement benefit expenses	2,785	(180,337)	15,846
Short-term and long-term regulatory assets and liabilities	(44,252)	148,169	(43,514)
Prepaids and other current assets	1,725	(2,986)	(935)
Other - net	809	6,983	2,715
Net cash provided by operating activities	253,997	211,375	214,766

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(381,626)	(242,124)	(129,747)
Project development costs	(9,657)	(6,047)	(6,781)
Proceeds from the sales of assets	—	225	1
Grants under the American Recovery and Reinvestment Act of 2009	—	923	6,028
Cost of removal, net of salvage	(6,036)	(7,553)	(9,251)
Other	(39)	57	173
Net cash used in investing activities	(397,358)	(254,519)	(139,577)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	105,000	150,500	73,000
Short-term debt repayments	(105,000)	(150,500)	(87,000)
Long-term borrowings, net of discount	128,358	169,728	—
Retirement of long-term debt and early tender premium	—	(110,377)	—
Dividends on common stock	(78,400)	(59,500)	(66,600)
Equity contribution from AES	106,400	49,091	—
Preferred dividends of subsidiary	(3,213)	(3,213)	(3,213)
Deferred financing costs paid	(1,724)	(1,996)	(166)
Other	(194)	(9)	(6)
Net cash provided by (used in) financing activities	151,227	43,724	(83,985)
Net change in cash and cash equivalents	7,866	580	(8,796)
Cash and cash equivalents at beginning of period	19,067	18,487	27,283
Cash and cash equivalents at end of period	$26,933	$19,067	$18,487

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$103,938	$106,175	$103,254
Income taxes	$—	$45,000	$58,750

	As of December 31,
	2014	2013	2012
Non-cash investing activities:
Accruals for capital expenditures	$37,293	$17,957	$16,658

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Consolidated Statements of Common Shareholder's Equity (Deficit)
and Noncontrolling Interest
(In Thousands)

			Total Common	Cumulative
	Paid in	Accumulated	Shareholder's	Preferred Stock
	Capital	Deficit	Equity (Deficit)	of Subsidiary
Balance at January 1, 2012	$11,367	$(17,213)	$(5,846)	$59,784
Net income		68,783	68,783	3,213
Preferred stock dividends				(3,213)
Distributions to AES		(66,600)	(66,600)
Contributions from AES	444		444
Balance at December 31, 2012	$11,811	$(15,030)	$(3,219)	$59,784
Net income		60,836	60,836	3,213
Preferred stock dividends				(3,213)
Distributions to AES		(59,500)	(59,500)
Contributions from AES	49,657		49,657
Balance at December 31, 2013	$61,468	$(13,694)	$47,774	$59,784
Net income		74,755	74,755	3,213
Preferred stock dividends				(3,213)
Distributions to AES		(78,400)	(78,400)
Contributions from AES	107,142		107,142
Balance at December 31, 2014	$168,610	$(17,339)	$151,271	$59,784

See notes to consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014,  2013 and 2012

1. ORGANIZATION

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments and CDPQ, IPALCO’s new minority interest holder (see “Agreement to Sell Minority Interest in IPALCO” below for details). AES U.S. Investments is owned by AES (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, IPL.  IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 480,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two combustion turbines at a separate site that are all used for generating electricity. IPL’s net electric generation capacity for winter is 3,241 MW and net summer capacity is 3,123 MW.

IPALCO’s other direct subsidiary is Mid-America. Mid-America is the holding company for IPALCO’s unregulated activities, which have not been material to the financial statements in the periods covered by this report. IPALCO’s regulated business is conducted through IPL. IPALCO has two business segments: utility and nonutility. The utility segment consists of the operations of IPL and everything else is included in the nonutility segment.

Agreement to Sell Minority Interest in IPALCO

On December 15, 2014, AES announced that it entered into an agreement with CDPQ, a long-term institutional investor headquartered in Quebec, Canada.  Pursuant to the agreement, on February 11, 2015 CDPQ purchased from AES 15% of AES U.S. Investments and 100 shares of IPALCO’s common stock were issued to CDPQ. In addition, CDPQ agreed to invest approximately $349 million in IPALCO through 2016, in exchange for a 17.65% equity stake, funding existing growth and environmental projects at IPL.

After completion of these transactions, CDPQ’s direct and indirect interests in IPALCO will total 30%, AES will own 85% of AES U.S. Investments, and AES U.S. Investments will own 82.35% of IPALCO.  There will be no significant change in management or operational control of AES U.S. Investments, IPALCO or IPL as a result of these transactions.

In connection with the initial closing under the agreement, CDPQ,  AES U.S. Investments, and IPALCO entered into a Shareholders’ Agreement. The Shareholders’ Agreement established the general framework governing the relationship between and among CDPQ and AES U.S. Investments, and their respective successors and transferees, as shareholders of IPALCO.  Pursuant to the Shareholders’ Agreement, the board of directors of IPALCO will initially consist of 11 directors, two nominated by CDPQ and 9 nominated by AES U.S. Investments. The Shareholders’ Agreement contains restrictions on IPALCO  making certain major decisions without the prior affirmative vote of a majority of the board of directors of IPALCO.  In addition, for so long as CDPQ holds at least 5% of IPALCO’s common shares, CDPQ will have review and consultation rights with respect to certain actions of IPALCO.  Certain transfer restrictions and other transfer rights apply to CDPQ and AES U.S. Investments under the Shareholders’ Agreement, including certain rights of first offer, drag along rights, tag along rights, put rights and rights of first refusal.

On February 11, 2015, in connection with the initial closing under the Subscription Agreement and the entry into the Shareholder’s Agreement, IPALCO submitted the Third Amended and Restated Articles of Incorporation for filing with the Indiana Secretary of State, as approved and adopted by the IPALCO Board. The purpose of the Third Amended and Restated Articles of Incorporation is to amend, among other things, Article VI of the Second Amended and Restated Articles of Incorporation of IPALCO in order to effectuate changes to the size and composition of the IPALCO Board in furtherance of the terms and conditions of the IPALCO Shareholder’s Agreement.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

IPALCO’s consolidated financial statements are prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The consolidated financial statements include the accounts of IPALCO, its regulated utility subsidiary, IPL, and its unregulated subsidiary, Mid-America. All intercompany items have been eliminated in consolidation. Certain costs for shared resources amongst IPL and IPALCO, such as labor and benefits, are allocated to each entity based on allocation methodologies that management believes to be reasonable. We have evaluated subsequent events through the date this report is issued.

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

Regulation

The retail utility operations of IPL are subject to the jurisdiction of the IURC. IPL’s wholesale power transactions are subject to the jurisdiction of the FERC. These agencies regulate IPL’s utility business operations, tariffs, accounting, depreciation allowances, services, issuances of securities and the sale and acquisition of utility properties. The financial statements of IPL are based on GAAP, including the provisions of FASB ASC 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of these agencies. See also Note 6, “Regulatory Assets and Liabilities” for a discussion of specific regulatory assets and liabilities.

Revenues and Accounts Receivable

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to certain customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, IPL uses complex models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, small commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. At December 31, 2014 and 2013, customer accounts receivable include unbilled energy revenues of $48.4 million and $50.1 million, respectively, on a base of annual revenue of $1.3 billion in 2014 and 2013. An allowance for potential credit losses is maintained and amounts are written off when normal collection efforts have been exhausted. Our provision for doubtful accounts included in Other operating expenses on the accompanying Consolidated Statements of Income was $4.9 million, $3.8 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

In addition, we are one of many transmission system owner members of the MISO, a regional transmission organization which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. In the MISO market, IPL offers its generation and bids its demand into the market on an hourly basis. MISO settles these hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation, and demand throughout the MISO region. MISO evaluates the market participants’ energy offers and demand bids to economically and reliably dispatch the entire MISO system. IPL accounts for these hourly offers and bids, on a net basis,  in UTILITY OPERATING REVENUES when in a net selling position and in UTILITY OPERATING EXPENSES – Power Purchased when in a net purchasing position.

Contingencies

IPALCO accrues for loss contingencies when the amount of the loss is probable and estimable. IPL is subject to various environmental regulations, and is involved in certain legal proceedings. If IPL’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. As of December 31, 2014 and 2013, total loss contingencies accrued were $5.2 million and $4.3 million, respectively, which were included in Other Current Liabilities on the accompanying Consolidated Balance Sheets.

Concentrations of Risk

Substantially all of IPL’s customers are located within the Indianapolis area. In addition, approximately 66% of IPL’s full-time employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL’s contract with the physical unit expires on December 14, 2015, and the contract with the clerical-technical unit expires February 20, 2017.  Additionally, IPL has long-term coal contracts with four suppliers, with about 45% of our existing coal under contract for the three-year period ending December 31, 2017 coming from one supplier. Substantially all of the coal is currently mined in the state of Indiana.

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 8.3%,  8.6%,  and 8.4% during 2014,  2013 and 2012, respectively. For the Eagle Valley CCGT and Harding Street refueling project, IPL capitalized amounts using a pretax composite rate of 7.6% starting in 2014.

Utility Plant and Depreciation

Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 4.1%, 4.0%, and 4.0% during 2014, 2013 and 2012, respectively. Depreciation expense was $185.9 million, $180.0 million, and $175.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, which includes depreciation expense that has been deferred as a regulatory asset.

Derivatives

We have only limited involvement with derivative financial instruments and do not use them for trading purposes. IPALCO accounts for its derivatives in accordance with ASC 815 “Derivatives and Hedging.” In addition, IPL has entered into contracts involving the physical delivery of energy and fuel. Because these contracts qualify for the normal purchases and normal sales scope exception in ASC 815,  IPL has elected to account for them as accrual contracts, which are not adjusted for changes in fair value.

Fuel, Materials and Supplies

We maintain coal, fuel oil, materials and supplies inventories for use in the production of electricity. These inventories are accounted for at the lower of cost or market, using the average cost.

Impairment of Long-lived Assets

GAAP requires that we measure long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our utility plant assets was $2.9 billion and $2.6 billion as of December 31, 2014 and 2013, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets, such as CCT projects; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

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

Per Share Data

IPALCO is owned by AES U.S. Investments and CDPQ, IPALCO’s new minority interest holder. IPALCO does not report earnings on a per-share basis.

New Accounting Pronouncements

ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” effective for annual and interim periods beginning after December 15, 2014. ASU 2014-08 updates the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. In addition, an entity will be required to expand disclosures for discontinued operations by providing more information about the assets, liabilities, revenues and expenses of discontinued operations both on the face of the financial statements and in the notes to the financial statements. For the disposal of an individually significant component of an entity that does not qualify for discontinued operations reporting, such entity will be required to disclose the pretax profit or loss of the component in the notes to the financial statements. Our early adoption of ASU No. 2014-08 in the third quarter of 2014 did not have any impact on our overall results of operations, financial position or cash flows.

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

IPL is also affected by the regulatory jurisdiction of the EPA at the federal level, and the IDEM at the state level. Other significant regulatory agencies affecting IPL include, but are not limited to, the NERC, the U.S. Department of Labor and the IOSHA.

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

Our basic rates and charges were last adjusted in 1996; however, IPL filed a petition with the IURC on December 29, 2014, for authority to increase its basic rates and charges by approximately $67.8 million annually, or 5.6%. An order on this proceeding will likely be issued by the IURC in the fourth quarter of 2015 with any  rate change expected to become effective by early 2016. The petition also includes requests to implement rate adjustment mechanisms for short term recovery of fluctuations in the following costs: (1) capacity purchase costs; (2) off-systems sales margins; and (3) MISO non-fuel charges (MISO fuel charges are already included in the FAC rate mechanism as described below). No assurances can be given as to the outcome of this proceeding.

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

ECCRA

IPL may apply to the IURC for approval of a rate adjustment known as the ECCRA every six months to recover costs to install and/or upgrade CCT equipment. The total amount of IPL’s CCT equipment approved for ECCRA recovery as of December 31, 2014 was $827 million. The jurisdictional revenue requirement that was approved by the IURC to be included in IPL’s rates for the six-month period from September 2014 through February 2015 was $56.8 million. During the years ended December 31, 2014, 2013 and 2012, we made total CCT expenditures of $176.3 million, $126.6 million, and $15.0 million, respectively. The vast majority of such costs are recoverable through our ECCRA filings. Also, see “Environmental Matters” for discussion of recovery of costs to comply with current and expected environmental laws and regulations.

DSM

In March 2014, legislation, referred to as the SEA 340, was approved that effectively ended the IURC’s energy efficiency targets established in a 2009 statewide Generic DSM Order. Although SEA 340 puts an end to established efficiency targets, IPL will continue to offer cost-effective energy efficiency and demand response programs as one of many resources to meet future demand for electricity.

In December 2014, we received approval from the IURC of our 2015-2016 DSM plan. The approval includes cost recovery on a set of DSM programs to be offered in 2015-2016 that is similar to the 2014 set of programs. Similar to the current DSM framework, we are eligible to receive performance incentives dependent upon the level of success of the programs. Additionally, we were granted authority to record a regulatory asset for recovery in a future base rate case proceeding for lost margins which result from decreased kWh related to implementation of these DSM programs.

IPL’s Smart Energy Project

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

Wind and Solar Power Purchase Agreements

We are committed under a power purchase agreement to purchase approximately 100 MW of wind-generated electricity through 2029 from a wind project in Indiana. We are also committed under another agreement to purchase approximately 200 MW of wind-generated electricity for 20 years from a project in Minnesota, which began commercial operation in October 2011. In addition, we have 97 MW of solar-generated electricity in our service territory under contract in 2015, of which 82 MW was in operation as of December 31, 2014. We have authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC.

MISO Real Time RSG

MISO collects RSG charges from market participants to pay for generation dispatched when the costs of such generation are not recovered in the market clearing price. Over the past several years, there have been disagreements between interested parties regarding the calculation methodology for RSG charges and how such charges should be allocated among the individual MISO participants. Under the methodology currently in effect, RSG charges have little effect on IPL’s financial statements as the vast majority of such charges are considered to be fuel costs and are recoverable through IPL’s FAC, while the remainder is being deferred for future recovery in accordance with GAAP. However, the IURC’s orders in IPL’s FAC 77, 78 and 79 proceedings approved IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of a FERC proceeding regarding RSG charges and any subsequent appeals therefrom. In a recent FAC proceeding, IPL requested that the subject to refund designation be removed and that FAC 77, 78 and 79 proceedings be made final with no modifications. In February 2014, the IURC issued an order approving IPL’s request.

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

MISO’s approved tariff in part already complies with Order 1000. However, Order 1000 resulted in changes to transmission expansion costs charged to us by MISO. Such changes relate to public policy requirements for transmission expansion within the MISO footprint, such as to comply with renewable mandates of other states within the footprint. These charges are difficult to estimate, but are expected to be material to us within a few years; however, it is probable, but not certain, that these costs will be recoverable, subject to IURC approval. Through December 31, 2014, we have deferred as a regulatory asset $7.6 million of MISO transmission expansion costs.

Senate Bill 560

In April 2013, Senate Bill 560 became law in Indiana. This law provides more regulatory flexibility to the process for reviewing necessary utility system improvements and determining appropriate rates. Senate Bill 560 allows utilities to propose a seven-year infrastructure plan for distribution, transmission and storage to the IURC and, if the plan is considered reasonable by the IURC, the utility could recover its investment in facilities identified in the plan in a timely manner. In addition, when Indiana utilities apply for a change in their basic rates and charges, if new rates are not approved by the IURC within 300 days after the utility filed its case-in-chief, the bill allows the utility to implement temporary rates including 50% of the proposed increase. Such temporary rates would be subject to a reconciliation implemented via a credit or surcharge in equal amounts each month for six months, if the IURC’s final order established rates were to differ from the temporary rates previously placed into effect. The IURC would be allowed to extend the 300-day deadline by 60 days, for good cause. Both provisions, as well as an additional provision that allows utilities to utilize a forward-looking test year in rate cases, recognize the capital-intensive nature of the energy industry and seek to reduce time between a utility’s investment and the opportunity to recover the investment through rates.

4.  UTILITY PLANT IN SERVICE

The original cost of utility plant in service segregated by functional classifications follows:

	As of December 31,
	2014	2013
	(In Thousands)
Production	$2,862,579	$2,743,677
Transmission	268,594	256,892
Distribution	1,323,190	1,283,391
General plant	203,660	194,792
Total utility plant in service	$4,658,023	$4,478,752

Substantially all of IPL’s property is subject to a  $1,155.3 million direct first mortgage lien, as of December 31, 2014, securing IPL’s first mortgage bonds. Property under capital leases as of December 31, 2014 and 2013 was insignificant. Total non-contractually or legally required removal costs of utility plant in service at December 31, 2014 and 2013 were $636.8 million and $605.2 million, respectively and total contractually or legally required removal costs of utility plant in service at December 31, 2014 and 2013 were $59.1 million and $41.4 million, respectively. Please see Note 7, “ARO”  for further information.

IPL anticipates material additional costs to comply with various pending and final federal legislation and regulations and it is IPL’s intent to seek recovery of any additional costs. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions are recoverable from jurisdictional retail customers as part of IPL’s CCT projects; however, since jurisdictional retail rates are subject to regulatory approval, there can be no assurance that all costs will be recovered in rates.

5. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

ASC 820 defined and established a framework for measuring fair value and expands disclosures about fair value measurements for financial assets and liabilities that are adjusted to fair value on a recurring basis and/or financial assets and liabilities that are measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the period. In accordance with ASC 820, we have categorized our financial assets and liabilities that are adjusted to fair value, based on the priority of the inputs to the valuation technique, following the three-level fair value hierarchy prescribed by ASC 820 as follows:

Level 1 - unadjusted quoted prices for identical assets or liabilities in an active market;

Level 2 - inputs from quoted prices in markets where trading occurs infrequently or quoted prices of instruments with similar attributes in active markets; and

Level 3 - unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

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

Cash Equivalents

As of December 31, 2014 and 2013, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity (Level 1), which was $5.1 million and $5.4 million as of December 31, 2014  and 2013, respectively.

Pension Assets

As of December 31, 2014 and 2013, IPL’s pension assets are recognized at fair value in the determination of our net accrued pension obligation in accordance with the guidelines established in ASC 715 and ASC 820, which is described below. For a complete discussion of the impact of recognizing pension assets at fair value, please refer to Note 11,  “Pension and Other Postretirement Benefits.”

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

The following table shows the face value and the fair value of fixed rate and variable rate indebtedness (Level 2) for the periods ending:

	December 31, 2014		December 31, 2013
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$1,955.3	$2,231.2	$1,825.3	$1,941.8
Variable-rate	50.0	50.0	50.0	50.0
Total indebtedness	$2,005.3	$2,281.2	$1,875.3	$1,991.8

The difference between the face value and the carrying value of this indebtedness represents unamortized discounts of $4.3 million and $3.6 million at December 31, 2014 and December 31, 2013, respectively.

Other Financial Assets and Liabilities

As of December 31, 2014 and 2013, all (excluding pension assets – see Note 11, “Pension and Other Postretirement Benefits”)  of IPALCO’s financial assets or liabilities measured at fair value on a recurring basis were considered Level 3, based on the fair value hierarchy. The following table presents those financial assets and liabilities:

	Fair Value Measurements
	Using Level 3 at
	December 31, 2014	December 31, 2013
	(In Thousands)
Financial assets:
Financial transmission rights	$6,235	$4,288
Total financial assets measured at fair value	$6,235	$4,288

Financial liabilities:
Other derivative liabilities	$140	$155
Total financial liabilities measured at fair value	$140	$155

The following table sets forth a reconciliation of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy  (note, amounts in this table indicate carrying values, which approximate fair values):



Derivative Financial
Instruments, net
Liability
(In Thousands)
Balance at January 1, 2012	$2,598
Unrealized gain recognized in earnings	11
Issuances	8,832
Settlements	(9,192)
Balance at December 31, 2012	$2,249
Unrealized gain recognized in earnings	15
Issuances	13,621
Settlements	(11,752)
Balance at December 31, 2013	$4,133
Unrealized gain recognized in earnings	16
Issuances	15,710
Settlements	(13,764)
Balance at December 31, 2014	$6,095

Valuation Techniques

FTRs

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

Other Non-Recurring Fair Value Measurements

ASC 410 “Asset Retirement and Environmental Obligations” addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation. A legal obligation for purposes of ASC 410 is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppel. IPL’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. We use the cost approach to determine the fair value of IPL’s ARO liabilities, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. These inputs to the fair value of the ARO liabilities would be considered Level 3 inputs under the fair value hierarchy. Additions to the ARO liabilities were $15.4 million and $22.7 million during 2014 and 2013, respectively. As of December 31, 2014 and December 31, 2013, ARO liabilities were $59.1 million and $41.4 million, respectively.

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

The amounts of regulatory assets and regulatory liabilities at December 31 are as follows:

	2014	2013	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Environmental project costs	$—	$2,409	Through 2015 (1)
Green Power	93	—	Through 2015 (1)
Total current regulatory assets	$93	$2,409

Long-term:
Unrecognized pension and other
postretirement benefit plan costs	$229,590	$183,757	Various
Income taxes recoverable through rates	31,335	41,970	Various
Deferred MISO costs	110,500	97,540	To be determined(2)
Unamortized Petersburg Unit 4 carrying
charges and certain other costs	12,302	14,244	Through 2026 (1)(3)
Unamortized reacquisition premium on debt	24,585	25,893	Over remaining life of debt
Environmental project costs	7,671	5,505	Through 2021(1)
Other miscellaneous	3,210	538	To be determined(2)
Total long-term regulatory assets	$419,193	$369,447
Total regulatory assets	$419,286	$371,856

Regulatory Liabilities
Current:
Deferred fuel	$17,837	$2,600	Through 2015 (1)
FTR’s	6,235	4,288	Through 2015 (1)
Fuel related	—	2,500	Through 2015 (4)
DSM program costs	2,001	3,048	Through 2015 (1)
Environmental projects	1,870	—	Through 2015 (1)
Total current regulatory liabilities	$27,943	$12,436

Long-term:
ARO and accrued asset removal costs	607,628	580,865	Not Applicable
Unamortized investment tax credit	3,289	4,317	Through 2021
Fuel related	—	571	To be determined(4)
Total long-term regulatory liabilities	$610,917	$585,753
Total regulatory liabilities	$638,860	$598,189

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

Deferred fuel was a regulatory liability of $17.8 million and $2.6 million as of December 31, 2014 and December 31, 2013.  The deferred fuel liability increased $15.2 million in 2014 as a result of IPL charging more for fuel than our actual costs to our jurisdictional customers.

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

ARO and Accrued Asset Removal Costs

In accordance with ASC 715 and ASC 980, IPL recognizes the cost of removal component of its depreciation reserve that does not have an associated legal retirement obligation as a deferred liability. This amount is net of the portion of legal ARO costs that is currently being recovered in rates.

7. ARO

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

IPL’s ARO relates primarily to environmental issues involving asbestos, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a reconciliation of the ARO legal liability year end balances:

	2014	2013
	(In Millions)
Balance as of January 1	$41.4	$17.6
Liabilities incurred - ash pond adjustments	15.4	22.7
Accretion expense	2.3	1.1
Balance as of December 31	$59.1	$41.4

Additional liabilities of $15.4 million and $22.7 million were incurred in 2014 and 2013, respectively, for adjustments recorded to the estimated ARO liability for IPL’s ash ponds. As of December 31, 2014 and 2013,  IPL did not have any assets that are legally restricted for settling its ARO liability.

8. SHAREHOLDER’S EQUITY

Capital Stock

There have been no changes to IPALCO’s capital stock balances during the three years ended December 31, 2014.

Paid In Capital

On June 27, 2014, and July 31, 2013, IPALCO received equity capital contributions of $106.4 million and $49.1 million, respectively, from AES for funding needs related to IPL’s environmental and replacement generation projects. IPALCO then made the same equity capital contributions to IPL.

Dividend Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2014, exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its credit agreement, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain a ratio of total debt to total capitalization not in excess of 0.65 to 1, in order to pay dividends. As of December 31, 2014 and as of the filing of this report, IPL was in compliance with all covenants and no event of default existed.

Cumulative Preferred Stock of Subsidiary

IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2014,  2013 and 2012, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL’s board of directors. Based on the preferred stockholders’ ability to elect a majority of IPL’s board of directors in this circumstance, the redemption of the preferred shares is considered to be not solely within the control of the issuer and the preferred stock was considered temporary equity and presented in the mezzanine level of the audited consolidated balance sheets in accordance with the relevant accounting guidance for non-controlling interests and redeemable securities. IPL has issued and outstanding 500,000 shares of 5.65% preferred stock, which are now redeemable at par value, subject to certain restrictions, in whole or in part. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2014,  2013 and 2012, preferred stock consisted of the following:

	December 31, 2014		December 31,
	Shares		2014	2013	2012
	Outstanding	Call Price	Par Value, plus premium, if applicable
			(In Thousands)
Cumulative $100 par value,
authorized 2,000,000 shares
4% Series	47,611	$118.00	$5,410	$5,410	$5,410
4.2% Series	19,331	103.00	1,933	1,933	1,933
4.6% Series	2,481	103.00	248	248	248
4.8% Series	21,930	101.00	2,193	2,193	2,193
5.65% Series	500,000	100.00	50,000	50,000	50,000
Total cumulative preferred stock	591,353		$59,784	$59,784	$59,784

Agreement to Sell Minority Interest in IPALCO

See Note 1, “Organization – Agreement to Sell Minority Interest in IPALCO” for details.

9.  INDEBTEDNESS

Restrictions on Issuance of Debt

All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 28, 2016. As of December 31, 2014, IPL also has authority from the IURC to, among other things, issue up to $425 million in aggregate principal amount of long-term debt (inclusive of $130 million of IPL first mortgage bonds issued in June 2014) and refinance up to $171.9 million in existing indebtedness through December 31, 2016, and to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time. IPL also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facility, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

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

Long-Term Debt

The following table presents our long-term indebtedness:

		December 31,
Series	Due	2014	2013
		(In Thousands)
IPL first mortgage bonds (see below):
4.90% (1)	January 2016	30,000	30,000
4.90% (1)	January 2016	41,850	41,850
4.90% (1)	January 2016	60,000	60,000
5.40% (2)	August 2017	24,650	24,650
3.875% (1)	August 2021	55,000	55,000
3.875% (1)	August 2021	40,000	40,000
4.55% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	—
Unamortized discount – net		(2,940)	(1,339)
Total IPL first mortgage bonds		1,152,360	1,023,961
Total Long-term Debt – IPL		1,152,360	1,023,961
Long-term Debt – IPALCO:
7.25% Senior Secured Notes	April 2016	400,000	400,000
5.00% Senior Secured Notes	May 2018	400,000	400,000
Unamortized discount – net		(1,347)	(2,248)
Total Long-term Debt – IPALCO		798,653	797,752
Total Consolidated IPALCO Long-term Debt		1,951,013	1,821,713
Less: Current Portion of Long-term Debt		—	—
Net Consolidated IPALCO Long-term Debt		$1,951,013	$1,821,713

(1)

First mortgage bonds are issued to the Indiana Finance Authority, to secure the loan of proceeds from the tax-exempt bonds issued by the Indiana Finance Authority.

(2)

First mortgage bonds are issued to the city of Petersburg, Indiana, to secure the loan proceeds from various tax-exempt instruments issued by the city.

IPL First Mortgage Bonds

The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a first mortgage lien securing indebtedness of $1,155.3 million as of December 31, 2014. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2014.

In June 2013, IPL issued $170 million aggregate principal amount of first mortgage bonds, 4.65% Series, due June 2043. Net proceeds from this offering were approximately $167.9 million, after deducting the initial purchasers’ discounts, fees and expenses for the offering payable by IPL. The net proceeds from the offering were used in June of 2013 to finance the redemption of $110 million aggregate principal amount of IPL first mortgage bonds, 6.30% Series, due July 2013, and to pay related fees, expenses and applicable redemption prices. We used all remaining proceeds to finance a portion of our environmental construction program and for other general corporate purposes.

In June 2014, IPL issued $130 million aggregate principal amount of first mortgage bonds, 4.50% Series, due June 2044. Net proceeds from this offering were approximately $126.8 million, after deducting the initial purchasers’ discounts, fees and expenses for the offering payable by IPL. The net proceeds from the offering were used: (i) to finance a portion of IPL’s construction program; (ii) to finance a portion of IPL’s capital costs related to environmental and replacement generation projects; and (iii) for other general corporate purposes.

IPALCO’s Senior Secured Notes

The 2016 IPALCO Notes and 2018 IPALCO Notes are secured by IPALCO’s pledge of all of the outstanding common stock of IPL.

Accounts Receivable Securitization

IPL formed IPL Funding in 1996 as a special-purpose entity to purchase receivables originated by IPL pursuant to a receivables purchase agreement between IPL and IPL Funding. IPL Funding also entered into a sale facility as defined in the Receivables Sale Agreement, which matured as extended on October 24, 2012. At that time, the Purchasers, replaced The Royal Bank of Scotland plc and Windmill Funding Corporation as Agent and Investor, respectively.  On October 20, 2014, Citibank, as the sole Liquidity Provider, and CRC Funding entered into a Transfer Supplement pursuant to which Citibank assigned to CRC Funding, and CRC Funding assumed, all of Citibank’s Commitment and Purchase Interest, and accordingly, CRC Funding is now both the Investor and a Liquidity Provider, referred to as the “Purchaser.” This agreement has been renewed annually and, as such, currently is set to mature on October 19, 2015.

Pursuant to the terms of the Receivables Sale Agreement, the Purchasers agree to purchase from IPL Funding, on a revolving basis, interests in the pool of receivables purchased from IPL up to the lesser of (1) an amount determined pursuant to the sale facility that takes into account certain eligibility requirements and reserves relating to the receivables, or (2) $50 million. That amount was $50 million as of December 31, 2014 and December 31, 2013. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold to the maximum amount permitted by the sale facility. IPL Funding is included in the Consolidated Financial Statements of IPALCO.

ASC 860 requires specific disclosures for transfers of financial assets to the extent they are considered material to the financial statements. Taking into consideration the obligation to the Purchasers is treated as debt on IPALCO’s consolidated balance sheet, the following discussion addresses those disclosures that management believes are material to the financial statements.

IPL retains servicing responsibilities in its role as collection agent on the amounts due on the sold receivables. Per the terms of the purchase agreement IPL Funding pays IPL $0.6 million annually in servicing fees.  Also in accordance with the purchase agreement, the receivables are purchased from IPL at a discounted rate of 3.5% as of

December 31, 2014, facilitating IPL Funding’s ability to pay its expenses such as the servicing fee described above. No servicing asset or liability is recorded since the servicing fee paid to IPL approximates a market rate. However, the Purchasers assume the risk of collection on the purchased receivables without recourse to IPL in the event of a loss.

The total fees paid to the Purchasers recognized on the sales of receivables were $0.4 million, $0.4 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts were included in Other interest on the Consolidated Statements of Income.

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

Under the sale facility, if IPL fails to maintain a certain debt-to-capital ratio, it would constitute a “termination event.” As of December 31, 2014, IPL was in compliance with such covenant.

In the event that IPL’s long-term senior unsecured credit rating falls below BBB- at S&P and Baa3 at Moody’s Investors Service, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a “lock-box” event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock‑box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of additional interests in receivables and cause all proceeds of the purchased interests to be used to reduce the Purchaser’s investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased interests in receivables ($50 million as of December 31, 2014).

Line of Credit

In May 2014, IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility (the “Credit Agreement”) with a syndication of banks. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance indebtedness under the existing credit agreement; (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on May 6, 2019, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time during the term of the agreement, subject to approval by the lenders. Prior to execution, IPL and IPALCO had existing general banking relationships with the parties in this agreement. As of December 31, 2014 and 2013, IPL had no outstanding borrowings on the committed line of credit.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2014, are as follows:

Year	Amount
(In Thousands)
2015	$—
2016	531,850
2017	24,650
2018	400,000
2019	—
Thereafter	998,800
Total	$1,955,300

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

On March 25, 2014, the State of Indiana enacted Senate Bill 001, which phases in an additional 1.6% reduction to the state corporate income tax rate that was initially being reduced by 2% in accordance with Indiana Code 6-3-2-1.    While the statutory state income tax rate remained at 7.25% for the calendar year 2014, the deferred tax balances were adjusted according to the anticipated reversal of temporary differences.  The change in required deferred taxes on plant and plant-related temporary differences resulted in a reduction to the associated regulatory asset of $5.6 million.  The change in required deferred taxes on non-property related temporary differences which are not probable to cause a reduction in future base customer rates resulted in a tax benefit of $1.2 million.

In the fourth quarter of each tax year until the tax rate becomes final with the 2022 tax year, the reversal of the temporary differences is to be re-evaluated and the appropriate adjustment to the deferred tax balances is to be recorded. The change in required deferred taxes on plant and plant-related temporary differences for 2014 tax year re-evaluation resulted in a reduction of the associated regulatory asset of $6.1 million, which is primarily due to the election of the final IRS regulations on tangible property discussed below.  The change in required deferred taxes on non-property related temporary differences which are not probable to cause a reduction in future base customer rates resulted in a tax benefit of $0.05 million in 2014. The statutory state corporate income tax rate will be 6.75% for 2015.

On September 13, 2013, the Internal Revenue Service released final regulations addressing the acquisition, production and improvement of tangible property and proposed regulations addressing the disposition of property. These regulations replace previously issued temporary regulations and are effective for tax years beginning on or after January 1, 2014. IPL management has opted to fully implement the new regulations effective with its 2014 income tax return. IPL has recorded the tax effect of a $245.9 million favorable Internal Revenue Code Section 481(a) adjustment to its balance sheet as a result of the regulations. This amount represents the cumulative effective of accelerated deductions related to repairs of tangible property through December 31, 2013. The adjustment does not impact the income statement.

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(In Thousands)
Unrecognized tax benefits at January 1	$6,734	$6,138	$5,354
Gross increases – current period tax positions	975	986	997
Gross decreases – prior period tax positions	(667)	(390)	(213)
Unrecognized tax benefits at December 31	$7,042	$6,734	$6,138

The unrecognized tax benefits at December 31, 2014 represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of the deductions will not affect the annual effective tax rate but would accelerate the tax payments to an earlier period.

Tax-related interest expense and income is reported as part of the provision for federal and state income taxes. Penalties, if incurred, would also be recognized as a component of tax expense. There are no interest or penalties applicable to the periods contained in this report.

Federal and state income taxes charged to income are as follows:

	2014	2013	2012
	(In Thousands)
Charged to utility operating expenses:
Current income taxes:
Federal	$944	$53,937	$55,201
State	110	15,191	16,641
Total current income taxes	1,054	69,128	71,842
Deferred income taxes:
Federal	58,114	(8,048)	(3,285)
State	12,498	(1,031)	204
Total deferred income taxes	70,612	(9,079)	(3,081)
Net amortization of investment credit	(1,431)	(1,501)	(1,599)
Total charge to utility operating expenses	70,235	58,548	67,162
Charged to other income and deductions:
Current income taxes:
Federal	(459)	(16,909)	(15,646)
State	(5)	(4,193)	(4,127)
Total current income taxes	(464)	(21,102)	(19,773)
Deferred income taxes:
Federal	(18,082)	246	251
State	(3,645)	50	59
Total deferred income taxes	(21,727)	296	310
Net provision to other income and deductions	(22,191)	(20,806)	(19,463)
Total federal and state income tax provisions	$48,044	$37,742	$47,699

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2014	2013	2012

Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	4.8%	6.7%	7.2%
Amortization of investment tax credits	(1.2%)	(1.5%)	(1.4%)
Preferred dividends of subsidiary	0.9%	1.1%	1.0%
Depreciation flow through and amortization	(0.3%)	(0.3%)	(0.2%)
Additional funds used during construction - equity	(0.3%)	0.6%	1.6%
Manufacturers’ Production Deduction (Sec. 199)	0.0%	(3.8%)	(3.7%)
Other – net	0.2%	0.5%	1.4%
Effective tax rate	39.1%	38.3%	40.9%

Internal Revenue Code Section 199 permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. IPL’s electric production activities qualify for this deduction. Beginning in 2010 and thereafter, the deduction is equal to 9% of the taxable income attributable to qualifying production activity. The tax benefit associated with the Internal Revenue Code Section 199 domestic production deduction for 2013 and

2012 was $3.7 million and $4.3 million, respectively. There is no benefit for 2014, primarily due to the election of the final tangible property regulations.

The significant items comprising IPALCO’s net accumulated deferred tax liability recognized on the audited Consolidated Balance Sheets as of December 31, 2014 and 2013, are as follows:

	2014	2013
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$539,318	$462,049
Regulatory assets recoverable through future rates	161,697	141,678
Other	14,211	15,280
Total deferred tax liabilities	715,226	619,007
Deferred tax assets:
Investment tax credit	2,019	2,619
Regulatory liabilities including ARO	247,118	239,713
Employee benefit plans	45,091	45,712
Net operating loss	51,364	—
Other	10,289	10,590
Total deferred tax assets	355,881	298,634
Net deferred tax liability	359,345	320,373
Less: deferred tax asset - current	(61,782)	(11,990)
Deferred income taxes – net	$421,127	$332,363

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

Approximately 86% of IPL’s active employees are covered by the Defined Benefit Pension Plan as well as the Thrift Plan. The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 14% of active employees are covered by the RSP. The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan. This lump sum is in addition to the IPL match of participant contributions up to 6% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee’s pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan. The total number of participants in the plan as of December 31, 2014 was 25. The plan is closed to new participants.

IPL also provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 175 active employees and 38 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2014. The plan is unfunded. These postretirement health care benefits and the related obligation were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits
	as of December 31,
	2014	2013
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at beginning Measurement Date (see below)	$650,713	$763,600
Service cost	7,231	9,195
Interest cost	31,154	28,363
Actuarial loss (gain)	90,693	(99,455)
Amendments (primarily increases in pension bands)	1,233	(1)
Benefits paid	(32,603)	(50,989)
Projected benefit obligation at ending Measurement Date	748,421	650,713
Change in plan assets:
Fair value of plan assets at beginning Measurement Date	561,586	495,082
Actual return on plan assets	74,147	67,791
Employer contributions	54,109	49,702
Benefits paid	(32,603)	(50,989)
Fair value of plan assets at ending Measurement Date	657,239	561,586
Unfunded status	$(91,182)	$(89,127)
Amounts recognized in the statement of financial position under ASC 715:
Current liabilities	$—	$—
Noncurrent liabilities	(91,182)	(89,127)
Net amount recognized	$(91,182)	$(89,127)
Sources of change in regulatory assets(1):
Prior service cost arising during period	$1,233	$—
Net loss (gain) arising during period	58,439	(128,960)
Amortization of prior service cost	(4,853)	(4,916)
Amortization of loss	(9,710)	(22,735)
Total recognized in regulatory assets(1)	$45,109	$(156,611)

Total amounts included in accumulated other comprehensive income (loss)	NA(1)	NA(1)
Amounts included in regulatory assets and liabilities(1):
Net loss	$211,592	$162,863
Prior service cost	25,299	28,920
Total amounts included in regulatory assets	$236,891	$191,783

(1) Represents amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid        (accrued) benefit costs.

Effect of ASC 715

ASC 715 requires a portion of pension and other postretirement liabilities to be classified as current liabilities to the extent the following year’s expected benefit payments are in excess of the fair value of plan assets. As each Pension Plan has assets with fair values in excess of the following year’s expected benefit payments, no amounts have been classified as current. Therefore, the entire net amount recognized in IPALCO’s Consolidated Balance Sheets of $91.2 million is classified as a long-term liability.

Information for Pension Plans with a projected benefit obligation in excess of plan assets

	Pension benefits
	as of December 31,
	2014	2013
	(In Thousands)
Benefit obligation	$748,421	$650,713
Plan assets	657,239	561,586
Benefit obligation in excess of plan assets	$91,182	$89,127

IPL’s total benefit obligation in excess of plan assets was $91.2 million as of December 31, 2014 ($90.1 million Defined Benefit Pension Plan and $1.1 million Supplemental Retirement Plan).

Information for Pension Plans with an accumulated benefit obligation in excess of plan assets

	Pension benefits
	as of December 31,
	2014	2013
	(In Thousands)
Accumulated benefit obligation	$734,328	$638,048
Plan assets	657,239	561,586
Accumulated benefit obligation in excess of plan assets	$77,089	$76,462

IPL’s total accumulated benefit obligation in excess of plan assets was $77.1 million as of December 31, 2014 ($76.0 million Defined Benefit Pension Plan and $1.1 million Supplemental Retirement Plan).

Pension Benefits and Expense

The 2014 net actuarial loss of $58.4 million is comprised of two parts: (1) a $90.7 million pension liability actuarial loss primarily due to a decrease in the discount rate used to value pension liabilities (resulting in a loss of $73.4 million) and the adoption of a new mortality table (resulting in a loss of $19.4 million); partially offset by (2) a $32.3 million pension asset actuarial gain primarily due to higher than expected return on assets. The unrecognized net loss of $211.6 million in the Pension Plans has accumulated over time primarily due to the long-term declining trend in corporate bond rates, the lower than expected return on assets during the year 2008, and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of plan participants, since ASC 715 was adopted.  During 2014, the accumulated net loss was increased due to a combination of lower discount rates used to value pension liabilities and the adoption of a new mortality table to reflect the longer expected lives of plan participants, which was partially offset by a greater than expected return on pension assets.  The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 9.75 years based on estimated demographic data as of December 31, 2014. The projected benefit obligation of $748.4 million, less the fair value of assets of $657.2 million results in an unfunded status of ($91.2 million) at December 31, 2014.

	Pension benefits for
	years ended December 31,
	2014	2013	2012
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$7,231	$9,195	$7,986
Interest cost	31,154	28,363	30,232
Expected return on plan assets	(41,893)	(38,287)	(32,554)
Amortization of prior service cost	4,853	4,916	4,246
Recognized actuarial loss	9,710	22,735	19,471
Total pension cost	11,055	26,922	29,381
Less: amounts capitalized	1,426	2,881	2,497
Amount charged to expense	$9,629	$24,041	$26,884
Rates relevant to each year’s expense calculations:
Discount rate – defined benefit pension plan	4.92%	3.80%	4.56%
Discount rate – supplemental retirement plan	4.64%	3.41%	4.37%
Expected return on defined benefit pension plan assets	7.00%	7.25%	7.50%
Expected return on supplemental retirement plan assets	7.00%	7.25%	7.50%

Pension expense for the following year is determined as of the December 31st measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets, a mortality table assumption that reflects the life expectancy of plan participants, and a discount rate used to determine the projected benefit obligation. In establishing our expected long-term rate of return assumption, we utilize a methodology developed by the plan’s investment consultant who maintains a capital market assumption model that takes into consideration risk, return, and correlation assumptions across asset classes. For 2014, pension expense was determined using an assumed long-term rate of return on plan assets of 7.00%. As of the December 31, 2014 measurement date, IPL decreased the discount rate from 4.92% to 4.06% for the Defined Benefit Pension Plan and decreased the discount rate from 4.64% to 3.82% for the Supplemental Retirement Plan. The discount rate assumption affects the pension expense determined for 2015. In addition, IPL decreased the expected long-term rate of return on plan assets from 7.00% to 6.75% effective January 1, 2015. The expected long-term rate of return assumption affects the pension expense determined for 2015. The effect on 2015 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($1.7 million) and $1.7 million, respectively. The effect on 2015 total pension expense of a 100 basis point increase and decrease in the expected long-term rate of return on plan assets is ($6.7 million) and $6.7 million, respectively.

Expected amortization

The estimated net loss and prior service cost for the Pension Plans that will be amortized from the regulatory asset into net periodic benefit cost over the 2015 plan year are $13.9 million and $4.9 million, respectively (Defined Benefit Pension Plan of $13.8 million and $4.9 million, respectively; and the Supplemental Retirement Plan of $0.1 million and $0.0 million, respectively).

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

A description of the valuation methodologies used for each major class of assets and liabilities measured at fair value follows:

•

Other than common/collective trust funds, hedge funds and non U.S. treasury debt securities, all the Plan’s investments have quoted market prices and are categorized as Level 1 in the fair value hierarchy.

•

The Plan’s hedge fund investment is valued at net asset value of units held by the Plan. Unit value is determined primarily by references to the fund’s underlying assets, which are principally investments in another hedge fund which invests in U.S. and international equities. The Plan may redeem its ownership interest in the hedge fund at net asset value, with 60 days’ notice, on quarterly terms.

•

The Plan’s investments in common/collective trust funds are valued at the net asset value of the units of the common/collective trust funds held by the Plan at year-end. The Plan may redeem its units of the common/collective trust funds at net asset value daily. The objective of the common/collective trust funds the Plan is invested in is to track the performance of the Russell 1000 Growth or Russell 1000 Value index. These net asset values have been determined based on the market value of the underlying equity securities held by the common/collective trust funds.

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

The primary objective of the Plan is to provide a source of retirement income for its participants and beneficiaries, while the primary financial objective is to improve the unfunded status of the Plan.  A secondary financial objective is, where possible, to minimize pension expense volatility.  The objective is based on a long-term investment horizon, so that interim fluctuations should be viewed with appropriate perspective.  There can be no assurance that these objectives will be met.

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

The Plan consultant develops forward-looking, long-term capital market assumptions for risk, return, and correlations for a variety of global asset classes, interest rates, and inflation.  These assumptions are created using a combination of historical analysis, current market environment assessment and by applying the consultant’s own judgment.  The consultant then determines an equilibrium long-term rate of return.  We then take into consideration the investment manager/consultant expenses, as well as any other expenses expected to be paid out of the Plan’s trust. Finally, we have the plan’s actuary perform a tolerance test of the consultant’s equilibrium expected long-term rate of return.  We use an equilibrium expected long-term rate of return compatible with the actuary’s tolerance level.

The following table summarizes the Company’s target pension plan allocation for 2014:

Asset Category:	Target Allocations
Equity Securities	60%
Debt Securities	40%

	Fair Value Measurements at
	December 31, 2014 (in thousands)
		Quoted Prices in	Significant
		Active Markets for	Observable
		Identical Assets	Inputs
Asset Category	Total	(Level 1)	(Level 2)%

Short-term investments	$2,575	$2,575	$—	0%
Mutual funds:
U.S. equities	325,370	325,370	—	50%
International equities	56,662	56,662	—	9%
Fixed income	205,409	205,409	—	31%
Fixed income securities:
U.S. Treasury securities	66,913	66,913	—	10%
Hedge funds	310	—	310	0%
Total	$657,239	$656,929	$310	100%

	Fair Value Measurements at
	December 31, 2013 (in thousands)
		Quoted Prices in	Significant
		Active Markets for	Observable
		Identical Assets	Inputs
Asset Category	Total	(Level 1)	(Level 2)%

Short-term investments	$55,273	$55,273	$—	10%
Corporate stocks - common	45,875	45,875	—	8%
Mutual funds:
U.S. equities	182,251	182,251	—	33%
International equities	37,125	37,125	—	7%
Fixed income	1,568	1,568	—	0%
Fixed income securities:
U.S. Treasury securities	23,649	23,649	—	4%
U.S. Government agency securities	8,103	—	8,103	2%
Corporate bonds	159,393	—	159,393	28%
Hedge funds	7,750	—	7,750	1%
Other funds	40,599	40,599	—	7%
Total	$561,586	$386,340	$175,246	100%

Pension Funding

We contributed $54.1 million, $49.7 million, and $48.3 million to the Pension Plans in 2014, 2013 and 2012, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, IPL’s funding target liability shortfall is estimated to be approximately $19 million as of January 1, 2015. The shortfall must be funded over seven years. In addition, IPL must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be about $7.8 million in 2015, which includes $3.0 million for plan expenses.   Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven-year period.  IPL elected to fund $25.0 million in January 2015, which satisfies all funding requirements for the calendar year 2015.  IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2014 and 2013 were $32.6 million and $51.0 million respectively. Projected benefit payments are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2015	$36,339
2016	37,803
2017	39,372
2018	40,674
2019	42,086
2020 through 2024 (in total)	227,282

Defined Contribution Plans

All of IPL’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 86% of IPL’s active employees are covered by the Thrift Plan, a qualified defined contribution plan. All union new hires are covered under the Thrift Plan, while non-union new hires are covered by the RSP.

Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds. The IBEW clerical-technical union new hires receive an annual lump sum company contribution into the Thrift Plan in addition to the IPL match. Employer contributions to the Thrift Plan were $3.0 million,  $3.0 million and $2.9 million for 2014, 2013 and 2012, respectively.

The RSP

Approximately 14% of IPL’s active employees are covered by the RSP, a qualified defined contribution plan containing a profit sharing component. Participants elect to make contributions to the RSP based on a percentage of their taxable compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s taxable compensation. In addition, the RSP has a profit sharing component whereby IPL contributes a percentage of each employee’s annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES board of directors on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the RSP were $1.5 million, $1.8 million and $2.2 million for 2014, 2013 and 2012, respectively. The decline in 2014 is attributable to the RSP participants who were moved to the Service Company.

12. COMMITMENTS AND CONTINGENCIES

Legal Loss Contingencies

IPALCO and IPL are involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome will not have a material adverse effect on IPALCO’s results of operations, financial condition and cash flows. Amounts accrued or expensed for legal or environmental contingencies collectively during the periods covered by this report have not been material to IPALCO’s audited Consolidated Financial Statements.

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

New Source Review

In October 2009, IPL received a NOV and Finding of Violation from the EPA pursuant to the Federal Clean Air Act Section 113(a). The NOV alleges violations of the Federal Clean Air Act at IPL’s three primarily coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the PSD and nonattainment New Source Review requirements under the Federal Clean Air Act. Since receiving the letter, IPL management has met with the EPA staff regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard. IPL has recorded a contingent liability related to this matter.

13.  RELATED PARTY TRANSACTIONS

IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly‑owned subsidiary of AES. IPL is not self-insured on property insurance with the exception of a $5 million self-insured retention per occurrence. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance.  AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by the third-party administrator. The cost to IPL of coverage under this program was approximately $3.2 million, $3.1 million, and $2.9 million in 2014,  2013 and 2012, respectively, and is recorded in Other operating expenses on the accompanying Consolidated Statements of Income. As of December 31, 2014 and 2013, we had prepaid approximately $3.1 million and $2.5 million, respectively, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $20.1 million,  $22.3 million, and $22.8 million in 2014,  2013 and 2012, respectively, and is recorded in Other operating expenses on the accompanying Consolidated Statements of Income. As of December 31, 2014 and 2013 we had prepaid approximately $0.1 million and $2.2 million for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable balance under this agreement of $0.7 million and $1.0 million as of December 31, 2014 and 2013,  which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

Long-term Compensation Plan

During 2014,  2013 and 2012,  many of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units and options to purchase shares of AES common stock.  All such components vest in thirds over a three-year period and the terms of the AES restricted stock unit issued prior to 2011 also include a two year minimum holding period after the awards vest. Awards made in 2011 and for subsequent years will not be subject to a two year holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2014,  2013 and 2012 was $0.7 million, $1.1 million and $0.8 million, respectively and was included in Other Operating Expenses on IPALCO’s Consolidated Statements of Income. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as Paid in capital on IPALCO’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation – Stock Compensation.”

See also Note 11,  “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO for a description of benefits awarded to IPL employees by AES under the RSP.

Service Company

In December 2013, an agreement was signed, effective January 1, 2014, whereby the Service Company began providing services including accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including among other companies, IPALCO and IPL. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company during 2014 on behalf of IPALCO were $22.0 million. Total costs incurred by IPALCO during 2014 on behalf of the Service Company were $5.6 million. IPALCO had a prepaid balance of $0.4 million to the Service Company as of December 31, 2014.

14. SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other non-utility business activities aggregated separately. The non-utility category primarily includes the 2016 IPALCO Notes and the 2018 IPALCO Notes; approximately $5.9 million and $6.9 million of cash and cash equivalents, as of December 31, 2014 and 2013, respectively; long-term investments of $5.1 million and $5.0 million at December 31, 2014 and 2013, respectively; and income taxes and interest related to those items. All other assets represented less than 1% of IPALCO’s total assets as of December 31, 2014 and 2013. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

The following table provides information about IPALCO’s business segments (in millions):

	2014			2013			2012
	Utility	All Other	Total	Utility	All Other	Total	Utility	All Other	Total
Operating revenues	$1,322	—	$1,322	$1,256	—	$1,256	$1,230	—	$1,230
Depreciation and amortization	185	—	185	182	—	182	177	—	177
Income taxes	69	(21)	48	58	(20)	38	68	(20)	48
Net income	110	(32)	78	97	(33)	64	104	(32)	72
Utility plant - net of depreciation	2,857	—	2,857	2,553	—	2,553	2,426	—	2,426
Capital expenditures	382	—	382	242	—	242	130	—	130

\

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Operating results for the years ended December 31, 2014 and 2013, by quarter, are as follows:

	2014
	March 31	June 30	September 30	December 31
	(In Thousands)
Utility operating revenue	$355,303	$314,160	$335,574	$316,637
Utility operating income	44,543	33,174	49,311	33,885
Net income	23,706	11,663	28,471	14,128

	2013
	March 31	June 30	September 30	December 31
	(In Thousands)
Utility operating revenue	$327,017	$299,569	$321,274	$307,874
Utility operating income	42,962	31,783	47,719	28,282
Net income	21,661	9,588	27,336	5,464

The quarterly figures reflect seasonal and weather‑related fluctuations that are normal to IPL’s operations.

************

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Indianapolis Power & Light Company

We have audited the accompanying consolidated balance sheets of Indianapolis Power & Light Company and subsidiary (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, common shareholder’s equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15a. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Indianapolis Power & Light Company and subsidiary at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Indianapolis, Indiana

February 25, 2015

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Income
For the Years Ended December 31, 2014, 2013 and 2012
(In Thousands)

	2014	2013	2012

OPERATING REVENUES	$1,321,674	$1,255,734	$1,229,777

OPERATING EXPENSES:
Operation:
Fuel	411,217	376,450	340,647
Other operating expenses	218,932	235,082	217,124
Power purchased	116,648	94,265	121,238
Maintenance	113,248	112,913	99,568
Depreciation and amortization	185,263	182,305	176,843
Taxes other than income taxes	45,218	45,425	44,295
Income taxes - net	70,235	58,548	67,162
Total operating expenses	1,160,761	1,104,988	1,066,877
OPERATING INCOME	160,913	150,746	162,900

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	7,381	4,331	1,087
Miscellaneous income and (deductions) - net	(1,203)	(1,981)	(1,457)
Income tax (expense) benefit applicable to nonoperating income	953	828	(654)
Total other income and (deductions) - net	7,131	3,178	(1,024)

INTEREST AND OTHER CHARGES:
Interest on long-term debt	59,104	55,602	54,435
Other interest	1,865	1,794	1,913
Allowance for borrowed funds used during construction	(4,963)	(2,517)	(1,059)
Amortization of redemption premium and expense on debt	2,510	2,493	2,458
Total interest and other charges - net	58,516	57,372	57,747
NET INCOME	109,528	96,552	104,129

LESS: PREFERRED DIVIDEND REQUIREMENTS	3,213	3,213	3,213

NET INCOME APPLICABLE TO COMMON STOCK	$106,315	$93,339	$100,916

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Balance Sheets
(In Thousands)

	December 31,	December 31,
	2014	2013
ASSETS
UTILITY PLANT:
Utility plant in service	$4,658,023	$4,478,752
Less accumulated depreciation	2,264,606	2,149,994
Utility plant in service - net	2,393,417	2,328,758
Construction work in progress	447,399	207,727
Spare parts inventory	14,816	15,774
Property held for future use	1,002	1,002
Utility plant - net	2,856,634	2,553,261
OTHER ASSETS:
At cost, less accumulated depreciation	1,648	1,434
CURRENT ASSETS:
Cash and cash equivalents	20,999	12,120
Accounts receivable and unbilled revenue (less allowance for
doubtful accounts of $2,076 and $1,982, respectively)	139,709	143,408
Fuel inventories - at average cost	47,550	54,763
Materials and supplies - at average cost	60,185	58,067
Deferred tax asset - current	41,551	11,950
Regulatory assets	93	2,409
Prepayments and other current assets	23,031	23,729
Total current assets	333,118	306,446
DEFERRED DEBITS:
Regulatory assets	419,193	369,447
Miscellaneous	21,284	25,530
Total deferred debits	440,477	394,977
TOTAL	$3,631,877	$3,256,118

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder's equity:
Common stock	$324,537	$324,537
Paid in capital	170,306	63,173
Retained earnings	430,266	451,351
Total common shareholder's equity	925,109	839,061
Cumulative preferred stock	59,784	59,784
Long-term debt (Note 9)	1,152,360	1,023,961
Total capitalization	2,137,253	1,922,806
CURRENT LIABILITIES:
Short-term debt (Note 9)	50,000	50,000
Accounts payable	110,606	99,799
Accrued expenses	25,084	27,315
Accrued real estate and personal property taxes	19,177	19,224
Regulatory liabilities	27,943	12,436
Accrued interest	20,108	19,074
Customer deposits	28,337	26,241
Other current liabilities	12,581	11,900
Total current liabilities	293,836	265,989
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Deferred income taxes - net	421,044	332,094
Non-current income tax liability	7,042	6,734
Regulatory liabilities	610,917	585,753
Unamortized investment tax credit	5,229	6,661
Accrued pension and other postretirement benefits	96,464	93,680
Asset retirement obligations	59,098	41,381
Miscellaneous	994	1,020
Total deferred credits and other long-term liabilities	1,200,788	1,067,323

COMMITMENTS AND CONTINGENCIES (Note 12)
TOTAL	$3,631,877	$3,256,118

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2014, 2013 and 2012
(In Thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,528	$96,552	$104,129
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	186,614	180,917	176,771
Amortization of regulatory assets	1,123	3,686	2,206
Amortization of debt premium	40	30	29
Deferred income taxes and investment tax credit adjustments - net	67,831	(10,594)	(4,666)
Allowance for equity funds used during construction	(7,136)	(4,088)	(881)
Gains on sales of assets	—	(297)	—

Change in certain assets and liabilities:
Accounts receivable	3,699	(1,900)	(5,501)
Fuel, materials and supplies	5,094	(10,337)	4,339
Income taxes receivable or payable	1,171	3,510	(5,920)
Financial transmission rights	(1,947)	(1,869)	360
Accounts payable and accrued expenses	(23,723)	16,290	(2,401)
Accrued real estate and personal property taxes	(47)	(181)	1,945
Accrued interest	1,034	(2,288)	971
Pension and other postretirement benefit expenses	2,785	(180,338)	15,846
Short-term and long-term regulatory assets and liabilities	(44,252)	148,169	(43,514)
Prepaids and other current assets	(170)	(2,917)	(958)
Other - net	2,385	7,195	2,525
Net cash provided by operating activities	304,029	241,540	245,280

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(381,626)	(242,124)	(129,747)
Project development costs	(9,657)	(6,047)	(6,781)
Proceeds from sales of assets	—	225	1
Grants under the American Recovery and Reinvestment Act of 2009	—	923	6,028
Asset removal costs	(6,036)	(7,553)	(9,251)
Other	(56)	39	(9)
Net cash used in investing activities	(397,375)	(254,537)	(139,759)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	105,000	150,500	73,000
Short-term debt repayments	(105,000)	(150,500)	(87,000)
Long-term borrowings	128,358	169,728	—
Retirement of long-term debt	—	(110,377)	—
Dividends on common stock	(127,400)	(90,150)	(96,700)
Dividends on preferred stock	(3,213)	(3,213)	(3,213)
Equity contribution from IPALCO	106,400	49,091	—
Other	(1,920)	(2,004)	(172)
Net cash provided by (used in) financing activities	102,225	13,075	(114,085)
Net change in cash and cash equivalents	8,879	78	(8,564)
Cash and cash equivalents at beginning of period	12,120	12,042	20,606
Cash and cash equivalents at end of period	$20,999	$12,120	$12,042

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$54,938	$57,175	$54,254
Income taxes	$—	$64,950	$78,402

	As of December 31,
	2014	2013	2012
Non-cash investing activities:
Accruals for capital expenditures	$37,293	$17,957	$16,658

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Consolidated Statements of Common Shareholder's Equity
(In Thousands)

	Common	Paid in	Retained
	Stock	Capital	Earnings	Total
Balance at January 1, 2012	$324,537	$13,114	$443,946	$781,597
Net income			104,129	104,129
Preferred stock dividends			(3,213)	(3,213)
Cash dividends declared on common stock			(96,700)	(96,700)
Contributions from IPALCO		422		422
Balance at December 31, 2012	$324,537	$13,536	$448,162	$786,235
Net income			96,552	96,552
Preferred stock dividends			(3,213)	(3,213)
Cash dividends declared on common stock			(90,150)	(90,150)
Contributions from IPALCO		49,637		49,637
Balance at December 31, 2013	$324,537	$63,173	$451,351	$839,061
Net income			109,528	109,528
Preferred stock dividends			(3,213)	(3,213)
Cash dividends declared on common stock			(127,400)	(127,400)
Contributions from IPALCO		107,133		107,133
Balance at December 31, 2014	$324,537	$170,306	$430,266	$925,109

See notes to consolidated financial statements.

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2014, 2013 and 2012

1. ORGANIZATION

IPL was incorporated under the laws of the state of Indiana in 1926. All of the outstanding common stock of IPL is owned by IPALCO. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments and CDPQ, IPALCO’s new minority interest holder. AES U.S. Investments is owned by AES (85%) and CDPQ (15%).  IPL is engaged primarily in generating, transmitting, distributing and selling electric energy to approximately 480,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two combustion turbines at a separate site that are all used for generating electricity. IPL’s net electric generation capacity for winter is 3,241 MW and net summer capacity is 3,123 MW.

IPL Funding is a special-purpose entity and a wholly-owned subsidiary of IPL and is included in the audited Consolidated Financial Statements of IPL. IPL formed IPL Funding in 1996 to sell, on a revolving basis, up to $50 million of the retail accounts receivable and related collections of IPL to third-party purchasers in exchange for cash (see Accounts Receivable Securitization in Note 9, “Indebtedness”).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

IPL’s consolidated financial statements are prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The consolidated financial statements include the accounts of IPL and its unregulated subsidiary, IPL Funding. All intercompany items have been eliminated in consolidation. Certain costs for shared resources amongst IPL and IPALCO, such as labor and benefits, are allocated to each entity based on allocation methodologies that management believes to be reasonable. We have evaluated subsequent events through the date this report is issued.

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

Regulation

The retail utility operations of IPL are subject to the jurisdiction of the IURC. IPL’s wholesale power transactions are subject to the jurisdiction of the FERC. These agencies regulate IPL’s utility business operations, tariffs, accounting, depreciation allowances, services, issuances of securities and the sale and acquisition of utility properties. The financial statements of IPL are based on GAAP, including the provisions of FASB ASC 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of these agencies. See also Note 6, “Regulatory Assets and Liabilities” for a discussion of specific regulatory assets and liabilities.

Revenues and Accounts Receivable

Revenues related to the sale of energy are generally recognized when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to certain customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making its estimates of unbilled revenue, IPL uses complex models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, small commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed.  At December 31, 2014 and 2013, customer accounts receivable include unbilled energy revenues of $48.4 million and $50.1 million, respectively, on a base of annual revenue of $1.3 billion in 2014 and 2013.  An allowance for potential credit losses is maintained and amounts are written off when normal collection efforts have been exhausted. Our provision for doubtful accounts included in Other operating expenses on the accompanying Consolidated Statements of Income was $4.9 million,  $3.8 million and $3.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

IPL’s basic rates include a provision for fuel costs as established in IPL’s most recent rate proceeding, which last adjusted IPL’s rates in 1996. IPL is permitted to recover actual costs of purchased power and fuel consumed, subject to certain restrictions. This is accomplished through quarterly FAC proceedings, in which IPL estimates the amount of fuel and purchased power costs in future periods. Through these proceedings, IPL is also permitted to recover, in future rates, underestimated fuel and purchased power costs from prior periods, subject to certain restrictions, and therefore the over or underestimated costs are deferred or accrued and amortized into fuel expense in the same period that IPL’s rates are adjusted. See also Note 3, “Regulatory Matters,” for a discussion of other costs that IPL is permitted to recover through periodic rate adjustment proceedings

In addition, we are one of many transmission system owner members of the MISO, a regional transmission organization which maintains functional control over the combined transmission systems of its members and manages one of the largest energy markets in the U.S. In the MISO market, IPL offers its generation and bids its demand into the market on an hourly basis. MISO settles these hourly offers and bids based on locational marginal prices, which is pricing for energy at a given location based on a market clearing price that takes into account physical limitations, generation, and demand throughout the MISO region. MISO evaluates the market participants’ energy offers and demand bids to economically and reliably dispatch the entire MISO system. IPL accounts for these hourly offers and bids, on a net basis, in UTILITY OPERATING REVENUES when in a net selling position and in UTILITY OPERATING EXPENSES – Power Purchased when in a net purchasing position.

Contingencies

IPL accrues for loss contingencies when the amount of the loss is probable and estimable. IPL is subject to various environmental regulations, and is involved in certain legal proceedings. If IPL’s actual environmental and/or legal obligations are different from our estimates, the recognition of the actual amounts may have a material impact on our results of operations, financial condition and cash flows; although that has not been the case during the periods covered by this report. As of December 31, 2014 and 2013, total loss contingencies accrued were $5.2 million and $4.3 million, respectively, which were included in Other Current Liabilities on the accompanying Consolidated Balance Sheets.

Concentrations of Risk

Substantially all of IPL’s customers are located within the Indianapolis area. In addition, approximately 66% of IPL’s full-time employees are covered by collective bargaining agreements in two bargaining units: a physical unit and a clerical-technical unit. IPL’s contract with the physical unit expires on December 14, 2015, and the contract with the clerical-technical unit expires February 20, 2017. Additionally, IPL has long-term coal contracts with four suppliers, with about 45% of our existing coal under contract for the three-year period ending December 31, 2017 coming from one supplier. Substantially all of the coal is currently mined in the state of Indiana.

Allowance For Funds Used During Construction

In accordance with the Uniform System of Accounts prescribed by FERC, IPL capitalizes an allowance for the net cost of funds (interest on borrowed funds and a reasonable rate of return on equity funds) used for construction purposes during the period of construction with a corresponding credit to income. IPL capitalized amounts using pretax composite rates of 8.3%, 8.6%, and 8.4% during 2014, 2013 and 2012, respectively. For the Eagle Valley CCGT and Harding Street refueling project, IPL capitalized amounts using a pretax composite rate of 7.6% starting in 2014.

Utility Plant and Depreciation

Utility plant is stated at original cost as defined for regulatory purposes. The cost of additions to utility plant and replacements of retirement units of property are charged to plant accounts. Units of property replaced or abandoned in the ordinary course of business are retired from the plant accounts at cost; such amounts, less salvage, are charged to accumulated depreciation. Depreciation is computed by the straight-line method based on functional rates approved by the IURC and averaged 4.1%,  4.0%, and 4.0% during 2014, 2013 and 2012, respectively. Depreciation expense was $185.9 million, $180.0 million, and $175.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, which includes depreciation expense that has been deferred as a regulatory asset.

Derivatives

We have only limited involvement with derivative financial instruments and do not use them for trading purposes. IPL accounts for its derivatives in accordance with ASC 815 “Derivatives and Hedging.” In addition, IPL has entered into contracts involving the physical delivery of energy and fuel. Because these contracts qualify for the normal purchases and normal sales scope exception in ASC 815, IPL has elected to account for them as accrual contracts, which are not adjusted for changes in fair value.

Fuel, Materials and Supplies

We maintain coal, fuel oil, materials and supplies inventories for use in the production of electricity. These inventories are accounted for at the lower of cost or market, using the average cost.

Impairment of Long-lived Assets

GAAP requires that we measure long-lived assets for impairment when indicators of impairment exist. If an asset is deemed to be impaired, we are required to write down the asset to its fair value with a charge to current earnings. The net book value of our utility plant assets was $2.9 billion and $2.6 billion as of December 31, 2014 and 2013, respectively. We do not believe any of these assets are currently impaired. In making this assessment, we consider such factors as: the overall condition and generating and distribution capacity of the assets; the expected ability to recover additional expenditures in the assets, such as CCT projects; the anticipated demand and relative pricing of retail electricity in our service territory and wholesale electricity in the region; and the cost of fuel.

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

New Accounting Pronouncements

ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” effective for annual and interim periods beginning after December 15, 2014. ASU 2014-08 updates the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. In addition, an entity will be required to expand disclosures for discontinued operations by providing more information about the assets, liabilities, revenues and expenses of discontinued operations both on the face of the financial statements and in the notes to the financial statements. For the disposal of an individually significant component of an entity that does not qualify for discontinued operations reporting, such entity will be required to disclose the pretax profit or loss of the component in the notes to the financial statements. Our early adoption of ASU No. 2014-08 in the third quarter of 2014 did not have any impact on our overall results of operations, financial position or cash flows.

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

IPL is also affected by the regulatory jurisdiction of the EPA at the federal level, and the IDEM at the state level. Other significant regulatory agencies affecting IPL include, but are not limited to, the NERC, the U.S. Department of Labor and the IOSHA.

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

Our basic rates and charges were last adjusted in 1996; however, IPL filed a petition with the IURC on December 29, 2014, for authority to increase its basic rates and charges by approximately $67.8 million annually, or 5.6%. An order on this proceeding will likely be issued by the IURC in the fourth quarter of 2015 with any rate change expected to become effective by early 2016. The petition also includes requests to implement rate adjustment mechanisms for short term recovery of fluctuations in the following costs: (1) capacity purchase costs; (2) off-systems sales margins; and (3) MISO non-fuel charges (MISO fuel charges are already included in the FAC rate mechanism as described below). No assurances can be given as to the outcome of this proceeding.

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

ECCRA

IPL may apply to the IURC for approval of a rate adjustment known as the ECCRA every six months to recover costs to install and/or upgrade CCT equipment.  The total amount of IPL’s CCT equipment approved for ECCRA recovery as of December 31, 2014 was $827 million. The jurisdictional revenue requirement that was approved by the IURC to be included in IPL’s rates for the six-month period from September 2014 through February 2015 was $56.8 million. During the years ended December 31, 2014, 2013 and 2012, we made total CCT expenditures of $176.3 million, $126.6 million, and $15.0 million, respectively. The vast majority of such costs are recoverable through our ECCRA filings. Also, see “Environmental Matters” for discussion of recovery of costs to comply with current and expected environmental laws and regulations.

DSM

In March 2014, legislation, referred to as the SEA 340, was approved that effectively ended the IURC’s energy efficiency targets established in a 2009 statewide Generic DSM Order. Although SEA 340 puts an end to established efficiency targets, IPL will continue to offer cost-effective energy efficiency and demand response programs as one of many resources to meet future demand for electricity.

In December 2014, we received approval from the IURC of our 2015-2016 DSM plan. The approval includes cost recovery on a set of DSM programs to be offered in 2015-2016 that is similar to the 2014 set of programs. Similar to the current DSM framework, we are eligible to receive performance incentives dependent upon the level of success of the programs. Additionally, we were granted authority to record a regulatory asset for recovery in a future base rate case proceeding for lost margins which result from decreased kWh related to implementation of these DSM programs.

IPL’s Smart Energy Project

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

Wind and Solar Power Purchase Agreements

We are committed under a power purchase agreement to purchase approximately 100 MW of wind-generated electricity through 2029 from a wind project in Indiana. We are also committed under another agreement to purchase approximately 200 MW of wind-generated electricity for 20 years from a project in Minnesota, which began commercial operation in October 2011. In addition, we have 97 MW of solar-generated electricity in our service territory under contract in 2015, of which 82 MW was in operation as of December 31, 2014. We have authority from the IURC to recover the costs for all of these agreements through an adjustment mechanism administered within the FAC.

MISO Real Time RSG

MISO collects RSG charges from market participants to pay for generation dispatched when the costs of such generation are not recovered in the market clearing price. Over the past several years, there have been disagreements between interested parties regarding the calculation methodology for RSG charges and how such charges should be allocated among the individual MISO participants. Under the methodology currently in effect, RSG charges have little effect on IPL’s financial statements as the vast majority of such charges are considered to be fuel costs and are recoverable through IPL’s FAC, while the remainder is being deferred for future recovery in accordance with GAAP. However, the IURC’s orders in IPL’s FAC 77, 78 and 79 proceedings approved IPL’s FAC factor on an interim basis, subject to refund, pending the outcome of a FERC proceeding regarding RSG charges and any subsequent appeals therefrom. In a recent FAC proceeding, IPL requested that the subject to refund designation be removed and that FAC 77, 78 and 79 proceedings be made final with no modifications. In February 2014, the IURC issued an order approving IPL’s request.

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

MISO’s approved tariff in part already complies with Order 1000. However, Order 1000 resulted in changes to transmission expansion costs charged to us by MISO. Such changes relate to public policy requirements for transmission expansion within the MISO footprint, such as to comply with renewable mandates of other states within the footprint. These charges are difficult to estimate, but are expected to be material to us within a few years; however, it is probable, but not certain, that these costs will be recoverable, subject to IURC approval. Through December 31, 2014, we have deferred as a regulatory asset  $7.6 million of MISO transmission expansion costs.

Senate Bill 560

In April 2013, Senate Bill 560 became law in Indiana. This law provides more regulatory flexibility to the process for reviewing necessary utility system improvements and determining appropriate rates. Senate Bill 560 allows utilities to propose a seven-year infrastructure plan for distribution, transmission and storage to the IURC and, if the plan is considered reasonable by the IURC, the utility could recover its investment in facilities identified in the plan in a timely manner. In addition, when Indiana utilities apply for a change in their basic rates and charges, if new rates are not approved by the IURC within 300 days after the utility filed its case-in-chief, the bill allows the utility to implement temporary rates including 50% of the proposed increase. Such temporary rates would be subject to a reconciliation implemented via a credit or surcharge in equal amounts each month for six months, if the IURC’s final order established rates were to differ from the temporary rates previously placed into effect. The IURC would be allowed to extend the 300-day deadline by 60 days, for good cause. Both provisions, as well as an additional provision that allows utilities to utilize a forward-looking test year in rate cases, recognize the capital-intensive nature of the energy industry and seek to reduce time between a utility’s investment and the opportunity to recover the investment through rates.

4. UTILITY PLANT IN SERVICE

The original cost of utility plant in service segregated by functional classifications follows:

	As of December 31,
	2014	2013
	(In Thousands)
Production	$2,862,579	$2,743,677
Transmission	268,594	256,892
Distribution	1,323,190	1,283,391
General plant	203,660	194,792
Total utility plant in service	$4,658,023	$4,478,752

Substantially all of IPL’s property is subject to a $1,155.3 million direct first mortgage lien, as of December 31, 2014, securing IPL’s first mortgage bonds. Property under capital leases as of December 31, 2014 and 2013 was insignificant. Total non-contractually or legally required removal costs of utility plant in service at December 31, 2014 and 2013 were $636.8 million and $605.2 million, respectively and total contractually or legally required removal costs of utility plant in service at December 31, 2014 and 2013 were $59.1 million and $41.4 million, respectively. Please see Note 7, “ARO”  for further information.

IPL anticipates material additional costs to comply with various pending and final federal legislation and regulations and it is IPL’s intent to seek recovery of any additional costs. The majority of the expenditures for construction projects designed to reduce SO2 and mercury emissions are recoverable from jurisdictional retail customers as part of IPL’s CCT projects; however, since jurisdictional retail rates are subject to regulatory approval, there can be no assurance that all costs will be recovered in rates.

5. FAIR VALUE MEASUREMENTS

Fair Value Hierarchy

ASC 820 defined and established a framework for measuring fair value and expands disclosures about fair value measurements for financial assets and liabilities that are adjusted to fair value on a recurring basis and/or financial assets and liabilities that are measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the period. In accordance with ASC 820, we have categorized our financial assets and liabilities that are adjusted to fair value, based on the priority of the inputs to the valuation technique, following the three-level fair value hierarchy prescribed by ASC 820 as follows:

Level 1 - unadjusted quoted prices for identical assets or liabilities in an active market;

Level 2 - inputs from quoted prices in markets where trading occurs infrequently or quoted prices of instruments with similar attributes in active markets; and

Level 3 - unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

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

Cash Equivalents

As of December 31, 2014 and 2013, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity (Level 1), which was $0.2 million and $0.2 million as of December 31, 2014 and 2013, respectively.

Pension Assets

As of December 31, 2014 and 2013, IPL’s pension assets are recognized at fair value in the determination of our net accrued pension obligation in accordance with the guidelines established in ASC 715 and ASC 820, which is described below. For a complete discussion of the impact of recognizing pension assets at fair value, please refer to Note 11,  “Pension and Other Postretirement Benefits.”

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

The following table shows the face value and the fair value of fixed rate and variable rate indebtedness (Level 2) for the periods ending:

	December 31, 2014		December 31, 2013
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$1,155.3	$1,386.2	$1,025.3	$1,077.1
Variable-rate	50.0	50.0	50.0	50.0
Total indebtedness	$1,205.3	$1,436.2	$1,075.3	$1,127.1

The difference between the face value and the carrying value of this indebtedness represents unamortized discounts of $2.9 million and $1.3 million at December 31, 2014 and December 31, 2013, respectively.

Other Financial Assets and Liabilities

IPL did not have any financial assets or liabilities measured at fair value on a nonrecurring basis, which have been adjusted to fair value during the periods covered by this report. As of December 31, 2014 and 2013,  all (excluding pension assets – see Note 11, “Pension and Other Postretirement Benefits”) of IPL’s financial assets or liabilities measured at fair value on a recurring basis were considered Level 3, based on the fair value hierarchy. The following table presents those financial assets and liabilities:

	Fair Value Measurements
	Using Level 3 at
	December 31, 2014	December 31, 2013
	(In Thousands)
Financial assets:
Financial transmission rights	$6,235	$4,288
Total financial assets measured at fair value	$6,235	$4,288

Financial liabilities:
Other derivative liabilities	$140	$155
Total financial liabilities measured at fair value	$140	$155

The following table sets forth a reconciliation of financial instruments, measured at fair value on a recurring basis, classified as Level 3 in the fair value hierarchy (note, amounts in this table indicate carrying values, which approximate fair values):

Derivative Financial
Instruments, net
Liability
(In Thousands)
Balance at January 1, 2012	$2,598
Unrealized gain recognized in earnings	11
Issuances	8,832
Settlements	(9,192)
Balance at December 31, 2012	$2,249
Unrealized gain recognized in earnings	15
Issuances	13,621
Settlements	(11,752)
Balance at December 31, 2013	$4,133
Unrealized gain recognized in earnings	16
Issuances	15,710
Settlements	(13,764)
Balance at December 31, 2014	$6,095

Valuation Techniques

FTRs

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

Other Non-Recurring Fair Value Measurements

ASC 410 “Asset Retirement and Environmental Obligations” addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation. A legal obligation for purposes of ASC 410 is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppel. IPL’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. We use the cost approach to determine the fair value of IPL’s ARO liabilities, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. These inputs to the fair value of the ARO liabilities would be considered Level 3 inputs under the fair value hierarchy. Additions to the ARO liabilities were $15.4 million and $22.7 million during 2014 and 2013, respectively. As of December 31, 2014 and December 31, 2013, ARO liabilities were $59.1 million and $41.4 million, respectively.

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

The amounts of regulatory assets and regulatory liabilities at December 31 are as follows:

	2014	2013	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Environmental project costs	$—	$2,409	Through 2015 (1)
Green Power	93	—	Through 2015 (1)
Total current regulatory assets	$93	$2,409

Long-term:
Unrecognized pension and other
postretirement benefit plan costs	$229,590	$183,757	Various
Income taxes recoverable through rates	31,335	41,970	Various
Deferred MISO costs	110,500	97,540	To be determined(2)
Unamortized Petersburg Unit 4 carrying
charges and certain other costs	12,302	14,244	Through 2026 (1)(3)
Unamortized reacquisition premium on debt	24,585	25,893	Over remaining life of debt
Environmental project costs	7,671	5,505	Through 2021(1)
Other miscellaneous	3,210	538	To be determined(2)
Total long-term regulatory assets	$419,193	$369,447
Total regulatory assets	$419,286	$371,856

Regulatory Liabilities
Current:
Deferred fuel	$17,837	$2,600	Through 2015 (1)
FTR’s	6,235	4,288	Through 2015 (1)
Fuel related	—	2,500	Through 2015 (4)
DSM program costs	2,001	3,048	Through 2015 (1)
Environmental projects	1,870	—	Through 2015 (1)
Total current regulatory liabilities	$27,943	$12,436

Long-term:
ARO and accrued asset removal costs	607,628	580,865	Not Applicable
Unamortized investment tax credit	3,289	4,317	Through 2021
Fuel related	—	571	To be determined(4)
Total long-term regulatory liabilities	$610,917	$585,753
Total regulatory liabilities	$638,860	$598,189

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

Deferred fuel was a regulatory liability of $17.8 million and $2.6 million as of December 31, 2014 and December 31, 2013. The deferred fuel liability increased $15.2 million in 2014 as a result of IPL charging more for fuel than our actual costs to our jurisdictional customers.

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

ARO and Accrued Asset Removal Costs

In accordance with ASC 715 and ASC 980, IPL recognizes the cost of removal component of its depreciation reserve that does not have an associated legal retirement obligation as a deferred liability. This amount is net of the portion of legal ARO costs that is currently being recovered in rates.

7. ARO

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

IPL’s ARO relates primarily to environmental issues involving asbestos, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. The following is a reconciliation of the ARO legal liability year end balances:

	2014	2013
	(In Millions)
Balance as of January 1	$41.4	$17.6
Liabilities incurred - ash pond adjustments	15.4	22.7
Accretion expense	2.3	1.1
Balance as of December 31	$59.1	$41.4

Additional liabilities of $15.4 million and $22.7 million were incurred in 2014 and 2013 , respectively, for adjustments recorded to the estimated ARO liability for IPL’s ash ponds. As of December 31, 2014 and 2013,  IPL did not have any assets that are legally restricted for settling its ARO liability.

8. SHAREHOLDER’S EQUITY

Capital Stock

All of the outstanding common stock of IPL is owned by IPALCO. IPL’s common stock is pledged under the 2016 IPALCO Notes and 2018 IPALCO Notes. There have been no changes in the capital stock of IPL during the three years ended December 31, 2014.

Paid In Capital

On June 27, 2014, and July 31, 2013, IPALCO received equity capital contributions of $106.4 million and $49.1 million, respectively, from AES for funding needs related to IPL’s environmental and replacement generation projects. IPALCO then made the same equity capital contributions to IPL.

Dividend Restrictions

IPL’s mortgage and deed of trust and its amended articles of incorporation contain restrictions on IPL’s ability to issue certain securities or pay cash dividends. So long as any of the several series of bonds of IPL issued under its mortgage remains outstanding, and subject to certain exceptions, IPL is restricted in the declaration and payment of dividends, or other distribution on shares of its capital stock of any class, or in the purchase or redemption of such shares, to the aggregate of its net income, as defined in the mortgage, after December 31, 1939. The amount which these mortgage provisions would have permitted IPL to declare and pay as dividends at December 31, 2014, exceeded IPL’s retained earnings at that date. In addition, pursuant to IPL’s articles, no dividends may be paid or accrued and no other distribution may be made on IPL’s common stock unless dividends on all outstanding shares of IPL preferred stock have been paid or declared and set apart for payment.

IPL is also restricted in its ability to pay dividends if it is in default under the terms of its credit agreement, which could happen if IPL fails to comply with certain covenants. These covenants, among other things, require IPL to maintain a ratio of total debt to total capitalization not in excess of 0.65 to 1, in order to pay dividends. As of December 31, 2014 and as of the filing of this report, IPL was in compliance with all covenants and no event of default existed.

Cumulative Preferred Stock

IPL has five separate series of cumulative preferred stock. Holders of preferred stock are entitled to receive dividends at rates per annum ranging from 4.0% to 5.65%. During each year ended December 31, 2014, 2013 and 2012, total preferred stock dividends declared were $3.2 million. Holders of preferred stock are entitled to two votes per share for IPL matters, and if four full quarterly dividends are in default on all shares of the preferred stock then outstanding, they are entitled to elect the smallest number of IPL directors to constitute a majority of IPL’s board of directors. Based on the preferred stockholders’ ability to elect a majority of IPL’s board of directors in this circumstance, the redemption of the preferred shares is considered to be not solely within the control of the issuer and the preferred stock was considered temporary equity and presented in the mezzanine level of the audited consolidated balance sheets in accordance with the relevant accounting guidance for non-controlling interests and redeemable securities. IPL has issued and outstanding 500,000 shares of 5.65% preferred stock, which are now redeemable at par value, subject to certain restrictions, in whole or in part. Additionally, IPL has 91,353 shares of preferred stock which are redeemable solely at the option of IPL and can be redeemed in whole or in part at any time at specific call prices.

At December 31, 2014, 2013 and 2012, preferred stock consisted of the following:

	December 31, 2014		December 31,
	Shares		2014	2013	2012
	Outstanding	Call Price	Par Value, plus premium, if applicable
			(In Thousands)
Cumulative $100 par value,
authorized 2,000,000 shares
4% Series	47,611	$118.00	$5,410	$5,410	$5,410
4.2% Series	19,331	103.00	1,933	1,933	1,933
4.6% Series	2,481	103.00	248	248	248
4.8% Series	21,930	101.00	2,193	2,193	2,193
5.65% Series	500,000	100.00	50,000	50,000	50,000
Total cumulative preferred stock	591,353		$59,784	$59,784	$59,784

9. INDEBTEDNESS

Restrictions on Issuance of Debt

All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. IPL has approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 28, 2016. As of December 31, 2014, IPL also has authority from the IURC to, among other things, issue up to $425 million in aggregate principal amount of long-term debt (inclusive of $130 million of IPL first mortgage bonds issued in June 2014) and refinance up to $171.9 million in existing indebtedness through December 31, 2016, and to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time. IPL also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. Under such restrictions, IPL is generally allowed to fully draw the amounts available on its credit facility, refinance existing debt and issue new debt approved by the IURC and issue certain other indebtedness.

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

Long-Term Debt

The following table presents our long-term indebtedness:

		December 31,
Series	Due	2014	2013
		(In Thousands)
IPL first mortgage bonds (see below):
4.90%(1)	January 2016	30,000	30,000
4.90%(1)	January 2016	41,850	41,850
4.90%(1)	January 2016	60,000	60,000
5.40%(2)	August 2017	24,650	24,650
3.875%(1)	August 2021	55,000	55,000
3.875%(1)	August 2021	40,000	40,000
4.55%(1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	—
Unamortized discount – net		(2,940)	(1,339)
Total IPL first mortgage bonds		1,152,360	1,023,961
Less: Current Portion of Long-term Debt		—	—
Net Consolidated IPL Long-term Debt		1,152,360	1,023,961

(1)	First mortgage bonds are issued to the Indiana Finance Authority, to secure the loan of proceeds from the tax-exempt bonds issued by the Indiana Finance Authority.
(2)	First mortgage bonds are issued to the city of Petersburg, Indiana, to secure the loan of proceeds from various tax-exempt instruments issued by the city.

IPL First Mortgage Bonds

The mortgage and deed of trust of IPL, together with the supplemental indentures thereto, secure the first mortgage bonds issued by IPL. Pursuant to the terms of the mortgage, substantially all property owned by IPL is subject to a first mortgage lien securing indebtedness of $1,155.3 million as of December 31, 2014. The IPL first mortgage bonds require net earnings as calculated thereunder be at least two and one-half times the annual interest requirements before additional bonds can be authenticated on the basis of property additions. IPL was in compliance with such requirements as of December 31, 2014.

In June 2013, IPL issued $170 million aggregate principal amount of first mortgage bonds, 4.65% Series, due June 2043. Net proceeds from this offering were approximately $167.9 million, after deducting the initial purchasers’ discounts, fees and expenses for the offering payable by IPL. The net proceeds from the offering were used in June of 2013 to finance the redemption of $110 million aggregate principal amount of IPL first mortgage bonds, 6.30% Series, due July 2013, and to pay related fees, expenses and applicable redemption prices. We used all remaining proceeds to finance a portion of our environmental construction program and for other general corporate purposes.

In June 2014, IPL issued $130 million aggregate principal amount of first mortgage bonds, 4.50% Series, due June 2044. Net proceeds from this offering were approximately $126.8 million, after deducting the initial purchasers’ discounts, fees and expenses for the offering payable by IPL. The net proceeds from the offering were used: (i) to finance a portion of IPL’s construction program; (ii) to finance a portion of IPL’s capital costs related to environmental and replacement generation projects; and (iii) for other general corporate purposes.

Accounts Receivable Securitization

IPL formed IPL Funding in 1996 as a special-purpose entity to purchase receivables originated by IPL pursuant to a receivables purchase agreement between IPL and IPL Funding. IPL Funding also entered into a sale facility as defined in the Receivables Sale Agreement, which matured as extended on October 24, 2012. At that time, the Purchasers, replaced The Royal Bank of Scotland plc and Windmill Funding Corporation as Agent and Investor, respectively.  On October 20, 2014, Citibank, as the sole Liquidity Provider, and CRC Funding entered into a Transfer Supplement pursuant to which Citibank assigned to CRC Funding, and CRC Funding assumed, all of Citibank’s Commitment and Purchase Interest, and accordingly, CRC Funding is now both the Investor and a Liquidity Provider, referred to as the “Purchaser.” This agreement has been renewed annually and, as such, currently is set to mature on October 19, 2015.

Pursuant to the terms of the Receivables Sale Agreement, the “Purchasers agree to purchase from IPL Funding, on a revolving basis, interests in the pool of receivables purchased from IPL up to the lesser of (1) an amount determined pursuant to the sale facility that takes into account certain eligibility requirements and reserves relating to the receivables, or (2) $50 million. That amount was $50 million as of December 31, 2014 and December 31, 2013. As collections reduce accounts receivable included in the pool, IPL Funding sells ownership interests in additional receivables acquired from IPL to return the ownership interests sold to the maximum amount permitted by the sale facility. IPL Funding is included in the Consolidated Financial Statements of IPL.

ASC 860 requires specific disclosures for transfers of financial assets to the extent they are considered material to the financial statements. Taking into consideration the obligation to the Purchasers is treated as debt on IPALCO’s consolidated balance sheet, the following discussion addresses those disclosures that management believes are material to the financial statements.

IPL retains servicing responsibilities in its role as collection agent on the amounts due on the sold receivables. Per the terms of the purchase agreement IPL Funding pays IPL $0.6 million annually in servicing fees.  Also in accordance with the purchase agreement, the receivables are purchased from IPL at a discounted rate of 3.5% as of December 31, 2014, facilitating IPL Funding’s ability to pay its expenses such as the servicing fee described above. No servicing asset or liability is recorded since the servicing fee paid to IPL approximates a market rate. However, the Purchasers assume the risk of collection on the purchased receivables without recourse to IPL in the event of a loss.

The total fees paid to the Purchasers recognized on the sales of receivables were $0.4 million, $0.4 million and $0.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts were included in Other interest on the Consolidated Statements of Income.

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

Under the sale facility, if IPL fails to maintain a certain debt-to-capital ratio, it would constitute a “termination event.” As of December 31, 2014, IPL was in compliance with such covenant.

In the event that IPL’s long-term senior unsecured credit rating falls below BBB- at S&P and Baa3 at Moody’s Investors Service, the facility agent has the ability to (i) replace IPL as the collection agent; and (ii) declare a “lock-box” event. Under a lock-box event or a termination event, the facility agent has the ability to require all proceeds of purchased receivables of IPL to be directed to lock‑box accounts within 45 days of notifying IPL. A termination event would also (i) give the facility agent the option to take control of the lock-box account, and (ii) give the Purchasers the option to discontinue the purchase of additional interests in receivables and cause all proceeds of the purchased interests to be used to reduce the Purchaser’s investment and to pay other amounts owed to the Purchasers and the facility agent. This would have the effect of reducing the operating capital available to IPL by the aggregate amount of such purchased interests in receivables ($50 million as of December 31, 2014).

Line of Credit

In May 2014, IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility (the “Credit Agreement”) with a syndication of banks. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance indebtedness under the existing credit agreement; (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on May 6, 2019, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time during the term of the agreement, subject to approval by the lenders. Prior to execution, IPL had existing general banking relationships with the parties in this agreement. As of December 31, 2014 and 2013, IPL had no outstanding borrowings on the committed line of credit.

Debt Maturities

Maturities on long-term indebtedness subsequent to December 31, 2014, are as follows:

Year	Amount
(In Thousands)
2015	$—
2016	131,850
2017	24,650
2018	—
2019	—
Thereafter	998,800
Total	$1,155,300

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

On March 25, 2014, the State of Indiana enacted Senate Bill 001, which phases in an additional 1.6% reduction to the state corporate income tax rate that was initially being reduced by 2% in accordance with Indiana Code 6-3-2-1.    While the statutory state income tax rate remained at 7.25% for the calendar year 2014, the deferred tax balances were adjusted according to the anticipated reversal of temporary differences.  The change in required deferred taxes on plant and plant-related temporary differences resulted in a reduction to the associated regulatory asset of $5.6 million.  The change in required deferred taxes on non-property related temporary differences which are not probable to cause a reduction in future base customer rates resulted in a tax benefit of $1.2 million.

In the fourth quarter of each tax year until the tax rate becomes final with the 2022 tax year, the reversal of the temporary differences is to be re-evaluated and the appropriate adjustment to the deferred tax balances is to be recorded. The change in required deferred taxes on plant and plant-related temporary differences for 2014 tax year re-evaluation resulted in a reduction of the associated regulatory asset of $6.1 million, which is primarily due to the election of the final IRS regulations on tangible property discussed below.  The change in required deferred taxes on non-property related temporary differences which are not probable to cause a reduction in future base customer rates resulted in a tax benefit of $0.1 million in 2014. The statutory state corporate income tax rate will be 6.75% for 2015.

On September 13, 2013, the Internal Revenue Service released final regulations addressing the acquisition, production and improvement of tangible property and proposed regulations addressing the disposition of property. These regulations replace previously issued temporary regulations and are effective for tax years beginning on or after January 1, 2014. IPL management has opted to fully implement the new regulations effective with its 2014 income tax return. IPL has recorded the tax effect of a $245.9 million favorable Internal Revenue Code Section 481(a) adjustment to its balance sheet as a result of the regulations. This amount represents the cumulative effective of accelerated deductions related to repairs of tangible property through December 31, 2013. The adjustment does not impact the income statement.

The following is a reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
	(In Thousands)
Unrecognized tax benefits at January 1	$6,734	$6,138	$5,354
Gross increases – current period tax positions	975	986	997
Gross decreases – prior period tax positions	(667)	(390)	(213)
Unrecognized tax benefits at December 31	$7,042	$6,734	$6,138

The unrecognized tax benefits at December 31, 2014 represent tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the timing of the deductions will not affect the annual effective tax rate but would accelerate the tax payments to an earlier period.

Tax-related interest expense and income is reported as part of the provision for federal and state income taxes. Penalties, if incurred, would also be recognized as a component of tax expense. There are no interest or penalties applicable to the periods contained in this report.

Federal and state income taxes charged to income are as follows:

	2014	2013	2012
	(In Thousands)
Charged to utility operating expenses:
Current income taxes:
Federal	$944	$53,937	$55,201
State	110	15,191	16,641
Total current income taxes	1,054	69,128	71,842
Deferred income taxes:
Federal	58,114	(8,048)	(3,285)
State	12,498	(1,031)	204
Total deferred income taxes	70,612	(9,079)	(3,081)
Net amortization of investment credit	(1,431)	(1,501)	(1,599)
Total charge to utility operating expenses	70,235	58,548	67,162
Charged to other income and deductions:
Current income taxes:
Federal	329	(752)	395
State	69	(62)	245
Total current income taxes	398	(814)	640
Deferred income taxes:
Federal	(1,202)	(13)	10
State	(148)	(1)	4
Total deferred income taxes	(1,350)	(14)	14
Net provision to other income and deductions	(952)	(828)	654
Total federal and state income tax provisions	$69,283	$57,720	$67,816

The provision for income taxes (including net investment tax credit adjustments) is different than the amount computed by applying the statutory tax rate to pretax income. The reasons for the difference, stated as a percentage of pretax income, are as follows:

	2014	2013	2012

Federal statutory tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	4.6%	6.0%	6.5%
Amortization of investment tax credits	(0.8%)	(1.0%)	(0.9%)
Depreciation flow through and amortization	(0.2%)	(0.2%)	(0.1%)
Additional funds used during construction - equity	(0.2%)	0.4%	1.1%
Manufacturers’ Production Deduction (Sec. 199)	0.0%	(3.2%)	(3.0%)
Other – net	0.4%	0.4%	0.9%
Effective tax rate	38.8%	37.4%	39.5%

Internal Revenue Code Section 199 permits taxpayers to claim a deduction from taxable income attributable to certain domestic production activities. IPL’s electric production activities qualify for this deduction. Beginning in 2010 and thereafter, the deduction is equal to 9% of the taxable income attributable to qualifying production activity. The tax benefit associated with the Internal Revenue Code Section 199 domestic production deduction for 2013 and 2012 was $4.4 million and $5.1 million, respectively. There is no benefit for 2014, primarily due to the election of the final tangible property regulations.

The significant items comprising IPL’s net accumulated deferred tax liability recognized on the audited Consolidated Balance Sheets as of December 31, 2014 and 2013, are as follows:

	2014	2013
	(In Thousands)
Deferred tax liabilities:
Relating to utility property, net	$539,318	$462,049
Regulatory assets recoverable through future rates	161,697	141,679
Other	13,885	15,005
Total deferred tax liabilities	714,900	618,733
Deferred tax assets:
Investment tax credit	2,019	2,619
Regulatory liabilities including ARO	247,118	239,713
Employee benefit plans	45,090	45,712
Net operating loss	31,172	—
Other	10,008	10,545
Total deferred tax assets	335,407	298,589
Net deferred tax liability	379,493	320,144
Less: deferred tax asset - current	(41,551)	(11,950)
Deferred income taxes – net	$421,044	$332,094

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

Approximately 86% of IPL’s active employees are covered by the Defined Benefit Pension Plan as well as the Thrift Plan. The Defined Benefit Pension Plan is a qualified defined benefit plan, while the Thrift Plan is a qualified defined contribution plan. The remaining 14% of active employees are covered by the RSP. The RSP is a qualified defined contribution plan containing a profit sharing component. All non-union new hires are covered under the RSP, while IBEW physical unit union new hires are covered under the Defined Benefit Pension Plan and Thrift Plan. The IBEW clerical-technical unit new hires are no longer covered under the Defined Benefit Pension Plan but do receive an annual lump sum company contribution into the Thrift Plan. This lump sum is in addition to the IPL match of participant contributions up to 6% of base compensation. The Defined Benefit Pension Plan is noncontributory and is funded through a trust. Benefits are based on each individual employee’s pension band and years of service as opposed to their compensation. Pension bands are based primarily on job duties and responsibilities.

Additionally, a small group of former officers and their surviving spouses are covered under a funded non-qualified Supplemental Retirement Plan. The total number of participants in the plan as of December 31, 2014 was 25. The plan is closed to new participants.

IPL also provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. Approximately 175 active employees and 38 retirees (including spouses) were receiving such benefits or entitled to future benefits as of January 1, 2014. The plan is unfunded. These postretirement health care benefits and the related obligation were not material to the consolidated financial statements in the periods covered by this report.

The following table presents information relating to the Pension Plans:

	Pension benefits
	as of December 31,
	2014	2013
	(In Thousands)
Change in benefit obligation:
Projected benefit obligation at beginning Measurement Date (see below)	$650,713	$763,600
Service cost	7,231	9,195
Interest cost	31,154	28,363
Actuarial loss (gain)	90,693	(99,455)
Amendments (primarily increases in pension bands)	1,233	(1)
Benefits paid	(32,603)	(50,989)
Projected benefit obligation at ending Measurement Date	748,421	650,713
Change in plan assets:
Fair value of plan assets at beginning Measurement Date	561,586	495,082
Actual return on plan assets	74,147	67,791
Employer contributions	54,109	49,702
Benefits paid	(32,603)	(50,989)
Fair value of plan assets at ending Measurement Date	657,239	561,586
Unfunded status	$(91,182)	$(89,127)
Amounts recognized in the statement of financial position under ASC 715:
Current liabilities	$—	$—
Noncurrent liabilities	(91,182)	(89,127)
Net amount recognized	$(91,182)	$(89,127)
Sources of change in regulatory assets(1):
Prior service cost arising during period	$1,233	$—
Net loss (gain) arising during period	58,439	(128,960)
Amortization of prior service cost	(4,853)	(4,916)
Amortization of loss	(9,710)	(22,735)
Total recognized in regulatory assets(1)	$45,109	$(156,611)

Total amounts included in accumulated other comprehensive income (loss)	NA(1)	NA(1)
Amounts included in regulatory assets and liabilities(1):
Net loss	$211,592	$162,863
Prior service cost	25,299	28,920
Total amounts included in regulatory assets	$236,891	$191,783

(1) Represents amounts included in regulatory assets (liabilities) yet to be recognized as components of net prepaid        (accrued) benefit costs.

Effect of ASC 715

ASC 715 requires a portion of pension and other postretirement liabilities to be classified as current liabilities to the extent the following year’s expected benefit payments are in excess of the fair value of plan assets. As each Pension Plan has assets with fair values in excess of the following year’s expected benefit payments, no amounts have been classified as current. Therefore, the entire net amount recognized in IPL’s Consolidated Balance Sheets of $91.2 million is classified as a long-term liability.

Information for Pension Plans with a projected benefit obligation in excess of plan assets

	Pension benefits
	as of December 31,
	2014	2013
	(In Thousands)
Benefit obligation	$748,421	$650,713
Plan assets	657,239	561,586
Benefit obligation in excess of plan assets	$91,182	$89,127

IPL’s total benefit obligation in excess of plan assets was $91.2 million as of December 31, 2014 ($90.1 million Defined Benefit Pension Plan and $1.1 million Supplemental Retirement Plan).

Information for Pension Plans with an accumulated benefit obligation in excess of plan assets

	Pension benefits
	as of December 31,
	2014	2013
	(In Thousands)
Accumulated benefit obligation	$734,328	$638,048
Plan assets	657,239	561,586
Accumulated benefit obligation in excess of plan assets	$77,089	$76,462

IPL’s total accumulated benefit obligation in excess of plan assets was $77.1 million as of December 31, 2014 ($76.0 million Defined Benefit Pension Plan and $1.1 million Supplemental Retirement Plan).

Pension Benefits and Expense

The 2014 net actuarial loss of $58.4 million is comprised of two parts: (1) a $90.7 million pension liability actuarial loss primarily due to a decrease in the discount rate used to value pension liabilities (resulting in a loss of $73.4 million) and the adoption of a new mortality table (resulting in a loss of $19.4 million); partially offset by (2) a $32.3 million pension asset actuarial gain primarily due to higher than expected return on assets. The unrecognized net loss of $211.6 million in the Pension Plans has accumulated over time primarily due to the long-term declining trend in corporate bond rates, the lower than expected return on assets during the year 2008, and the adoption of new mortality tables which increased the expected benefit obligation due to the longer expected lives of plan participants, since ASC 715 was adopted.  During 2014, the accumulated net loss was increased due to a combination of lower discount rates used to value pension liabilities and the adoption of a new mortality table to reflect the longer expected lives of plan participants, which was partially offset by a greater than expected return on pension assets.  The unrecognized net loss, to the extent that it exceeds 10% of the greater of the benefit obligation or the assets, will be amortized and included as a component of net periodic benefit cost in future years. The amortization period is approximately 9.75 years based on estimated demographic data as of December 31, 2014. The projected benefit obligation of $748.4 million, less the fair value of assets of $657.2 million results in an unfunded status of ($91.2 million) at December 31, 2014.

	Pension benefits for
	years ended December 31,
	2014	2013	2012
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$7,231	$9,195	$7,986
Interest cost	31,154	28,363	30,232
Expected return on plan assets	(41,893)	(38,287)	(32,554)
Amortization of prior service cost	4,853	4,916	4,246
Recognized actuarial loss	9,710	22,735	19,471
Total pension cost	11,055	26,922	29,381
Less: amounts capitalized	1,426	2,881	2,497
Amount charged to expense	$9,629	$24,041	$26,884
Rates relevant to each year’s expense calculations:
Discount rate – defined benefit pension plan	4.92%	3.80%	4.56%
Discount rate – supplemental retirement plan	4.64%	3.41%	4.37%
Expected return on defined benefit pension plan assets	7.00%	7.25%	7.50%
Expected return on supplemental retirement plan assets	7.00%	7.25%	7.50%

Pension expense for the following year is determined as of the December 31st measurement date based on the fair value of the Pension Plans’ assets, the expected long-term rate of return on plan assets, a mortality table assumption that reflects the life expectancy of plan participants, and a discount rate used to determine the projected benefit obligation. In establishing our expected long-term rate of return assumption, we utilize a methodology developed by the plan’s investment consultant who maintains a capital market assumption model that takes into consideration risk, return and correlation assumptions across asset classes. For 2014, pension expense was determined using an assumed long-term rate of return on plan assets of 7.00%. As of the December 31, 2014 measurement date, IPL decreased the discount rate from 4.92% to 4.06% for the Defined Benefit Pension Plan and decreased the discount rate from 4.64% to 3.82% for the Supplemental Retirement Plan. The discount rate assumption affects the pension expense determined for 2015. In addition, IPL decreased the expected long-term rate of return on plan assets from 7.00% to 6.75% effective January 1, 2015. The expected long-term rate of return assumption affects the pension expense determined for 2015. The effect on 2015 total pension expense of a 25 basis point increase and decrease in the assumed discount rate is ($1.7 million) and $1.7 million, respectively. The effect on 2015 total pension expense of a 100 basis point increase and decrease in the expected long-term rate of return on plan assets is ($6.7 million) and $6.7 million, respectively.

Expected amortization

The estimated net loss and prior service cost for the Pension Plans that will be amortized from the regulatory asset into net periodic benefit cost over the 2015 plan year are $13.9 million and $4.9 million, respectively (Defined Benefit Pension Plan of $13.8 million and $4.9 million, respectively; and the Supplemental Retirement Plan of $0.1 million and $0.0 million, respectively).

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

A description of the valuation methodologies used for each major class of assets and liabilities measured at fair value follows:

•

Other than common/collective trust funds, hedge funds and non U.S. treasury debt securities, all the Plan’s investments have quoted market prices and are categorized as Level 1 in the fair value hierarchy.

•

The Plan’s hedge fund investment is valued at net asset value of units held by the Plan. Unit value is determined primarily by references to the fund’s underlying assets, which are principally investments in another hedge fund which invests in U.S. and international equities. The Plan may redeem its ownership interest in the hedge fund at net asset value, with 60 days’ notice, on quarterly terms.

•

The Plan’s investments in common/collective trust funds are valued at the net asset value of the units of the common/collective trust funds held by the Plan at year-end. The Plan may redeem its units of the common/collective trust funds at net asset value daily. The objective of the common/collective trust funds the Plan is invested in is to track the performance of the Russell 1000 Growth or Russell 1000 Value index. These net asset values have been determined based on the market value of the underlying equity securities held by the common/collective trust funds.

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

The primary objective of the Plan is to provide a source of retirement income for its participants and beneficiaries, while the primary financial objective is to improve the unfunded status of the Plan.  A secondary financial objective is, where possible, to minimize pension expense volatility.  The objective is based on a long-term investment horizon, so that interim fluctuations should be viewed with appropriate perspective.  There can be no assurance that these objectives will be met.

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

The Plan consultant develops forward-looking, long-term capital market assumptions for risk, return, and correlations for a variety of global asset classes, interest rates, and inflation.  These assumptions are created using a combination of historical analysis, current market environment assessment and by applying the consultant’s own judgment.  The consultant then determines an equilibrium long-term rate of return.  We then take into consideration the investment manager/consultant expenses, as well as any other expenses expected to be paid out of the Plan’s trust. Finally, we have the plan’s actuary perform a tolerance test of the consultant’s equilibrium expected long-term rate of return.  We use an equilibrium expected long-term rate of return compatible with the actuary’s tolerance level.

The following table summarizes the Company’s target pension plan allocation for 2014:

Asset Category:	Target Allocations
Equity Securities	60%
Debt Securities	40%

	Fair Value Measurements at
	December 31, 2014 (in thousands)
		Quoted Prices in	Significant
		Active Markets for	Observable
		Identical Assets	Inputs
Asset Category	Total	(Level 1)	(Level 2)%

Short-term investments	$2,575	$2,575	$—	0%
Mutual funds:
U.S. equities	325,370	325,370	—	50%
International equities	56,662	56,662	—	9%
Fixed income	205,409	205,409	—	31%
Fixed income securities:
U.S. Treasury securities	66,913	66,913	—	10%
Hedge funds	310	—	310	0%
Total	$657,239	$656,929	$310	100%

	Fair Value Measurements at
	December 31, 2013 (in thousands)
		Quoted Prices in	Significant
		Active Markets for	Observable
		Identical Assets	Inputs
Asset Category	Total	(Level 1)	(Level 2)%

Short-term investments	$55,273	$55,273	$—	10%
Corporate stocks - common	45,875	45,875	—	8%
Mutual funds:
U.S. equities	182,251	182,251	—	33%
International equities	37,125	37,125	—	7%
Fixed income	1,568	1,568	—	0%
Fixed income securities:
U.S. Treasury securities	23,649	23,649	—	4%
U.S. Government agency securities	8,103	—	8,103	2%
Corporate bonds	159,393	—	159,393	28%
Hedge funds	7,750	—	7,750	1%
Other funds	40,599	40,599	—	7%
Total	$561,586	$386,340	$175,246	100%

Pension Funding

We contributed $54.1 million, $49.7 million, and $48.3 million to the Pension Plans in 2014, 2013 and 2012, respectively. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, IPL’s funding target liability shortfall is estimated to be approximately $19 million as of January 1, 2015. The shortfall must be funded over seven years. In addition, IPL must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be about $7.8 million in 2015, which includes $3.0 million for plan expenses.   Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a new seven-year period.  IPL elected to fund $25.0 million in January 2015, which satisfies all funding requirements for the calendar year 2015.  IPL’s funding policy for the Pension Plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments made from the Pension Plans for the years ended December 31, 2014 and 2013 were $32.6 million and $51.0 million respectively. Projected benefit payments are expected to be paid out of the Pension Plans as follows:

Year	Pension Benefits
(In Thousands)
2015	$36,339
2016	37,803
2017	39,372
2018	40,674
2019	42,086
2020 through 2024 (in total)	227,282

Defined Contribution Plans

All of IPL’s employees are covered by one of two defined contribution plans, the Thrift Plan or the RSP:

The Thrift Plan

Approximately 86% of IPL’s active employees are covered by the Thrift Plan, a qualified defined contribution plan. All union new hires are covered under the Thrift Plan, while non-union new hires are covered by the RSP.

Participants elect to make contributions to the Thrift Plan based on a percentage of their base compensation. Each participant’s contribution is matched up to certain thresholds. The IBEW clerical-technical union new hires receive an annual lump sum company contribution into the Thrift Plan in addition to the IPL match. Employer contributions to the Thrift Plan were $3.0 million, $3.0 million and $2.9 million for 2014, 2013 and 2012, respectively.

The RSP

Approximately 14% of IPL’s active employees are covered by the RSP, a qualified defined contribution plan containing a profit sharing component. Participants elect to make contributions to the RSP based on a percentage of their taxable compensation. Each participant’s contribution is matched in amounts up to, but not exceeding, 5% of the participant’s taxable compensation. In addition, the RSP has a profit sharing component whereby IPL contributes a percentage of each employee’s annual salary into the plan on a pre-tax basis. The profit sharing percentage is determined by the AES board of directors on an annual basis. Employer payroll-matching and profit sharing contributions (by IPL) relating to the RSP were $1.5 million,  $1.8 million and $2.2 million for 2014, 2013 and 2012, respectively. The decline in 2014 is attributable to the RSP participants who were moved to the Service Company.

12. COMMITMENTS AND CONTINGENCIES

Legal Loss Contingencies

IPL is involved in litigation arising in the normal course of business. While the results of such litigation cannot be predicted with certainty, management believes that the final outcome will not have a material adverse effect on IPL’s results of operations, financial condition and cash flows. Amounts accrued or expensed for legal or environmental contingencies collectively during the periods covered by this report have not been material to IPL’s audited Consolidated Financial Statements.

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

New Source Review

In October 2009, IPL received a NOV and Finding of Violation from the EPA pursuant to the Federal Clean Air Act Section 113(a). The NOV alleges violations of the Federal Clean Air Act at IPL’s three primarily coal-fired electric generating facilities dating back to 1986. The alleged violations primarily pertain to the PSD and nonattainment New Source Review requirements under the Federal Clean Air Act. Since receiving the letter, IPL management has met with the EPA staff regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard. IPL has recorded a contingent liability related to this matter.

13. RELATED PARTY TRANSACTIONS

IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly‑owned subsidiary of AES. IPL is not self-insured on property insurance with the exception of a $5 million self-insured retention per occurrence. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPL, also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by the third-party administrator. The cost to IPL of coverage under this program was approximately $3.2 million, $3.1 million, and $2.9 million in 2014, 2013 and 2012, respectively, and is recorded in Other operating expenses on the accompanying Consolidated Statements of Income. As of December 31, 2014 and 2013, we had prepaid approximately $3.1 million and $2.5 million, respectively, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The cost of coverage under this program was approximately $20.1 million, $22.3 million, and $22.8 million in 2014, 2013 and 2012, respectively, and is recorded in Other operating expenses on the accompanying Consolidated Statements of Income. As of December 31, 2014 and 2013 we had prepaid approximately $0.1 million and $2.2 million for coverage under this plan, which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

AES files federal and state income tax returns which consolidate IPALCO and its subsidiaries, including IPL. Under a tax sharing agreement with IPALCO, IPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPL had a receivable balance under this agreement of $0.3 million and $1.5 million as of December 31, 2014 and 2013,  which is recorded in Prepayments and other current assets on the accompanying Consolidated Balance Sheets.

Long-term Compensation Plan

During 2014, 2013 and 2012, many of IPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units and options to purchase shares of AES common stock. All such components vest in thirds over a three-year period and the terms of the AES restricted stock unit issued prior to 2011 also include a two year minimum holding period after the awards vest. Awards made in 2011 and for subsequent years will not be subject to a two year holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2014, 2013 and 2012 was $0.7 million, $1.1 million and $0.8 million, respectively and was included in Other Operating Expenses on IPL’s Consolidated Statements of Income. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as Paid in capital on IPL’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation – Stock Compensation.”

See also Note 11, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPL for a description of benefits awarded to IPL employees by AES under the RSP.

Service Company

In December 2013, an agreement was signed, effective January 1, 2014, whereby the Service Company began providing services including accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including among other companies, IPL. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company during 2014 on behalf of IPL were $22.0 million. Total costs incurred by IPL during 2014 on behalf of the Service Company were $5.6 million. IPL had a prepaid balance of $0.4 million to the Service Company as of December 31, 2014.

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

15. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Operating results for the years ended December 31, 2014 and 2013, by quarter, are as follows:

	2014
	March 31	June 30	September 30	December 31
	(In Thousands)
Operating revenue	$355,303	$314,160	$335,574	$316,637
Operating income	44,543	33,174	49,311	33,885
Net income	31,387	19,797	36,319	22,025

	2013
	March 31	June 30	September 30	December 31
	(In Thousands)
Operating revenue	$327,017	$299,569	$321,274	$307,874
Operating income	42,962	31,783	47,719	28,282
Net income	29,106	17,762	35,100	14,584

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Rules 13a-15(e) and 15-d-15(e) as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15) as of December 31, 2014. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of December 31, 2014, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the COSO in 2013.

Management’s Conclusion on Internal Control over Financial Reporting

Management has concluded that, as of December 31, 2014, the Company maintained effective internal controls over financial reporting.

Changes in Internal Controls

On May 14, 2013, the COSO issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”). Originally issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extended to December 15, 2014, after which time COSO was superseded by the 2013 Framework. We have reviewed the 2013 Framework and integrated the changes into the Company’s internal controls over financial reporting.

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required to be furnished pursuant to this item with respect to Directors of IPALCO will be set forth under captioned “Election of Directors” in IPALCO’s Proxy Statement to be furnished to shareholders in connection with the solicitation of proxies by our board of directors and is incorporated herein by reference.

The information required to be furnished pursuant to this item for IPALCO with respect to the identification of the Audit Committee, the Audit Committee financial expert and the registrant’s code of ethics will be set forth under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item for IPALCO will be set forth under the caption “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be furnished pursuant to this item for IPALCO will be set forth under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required to be furnished pursuant to this item for IPALCO will be set forth under the captions “Related Transactions” and “Director Independence” in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required to be furnished pursuant to this item for IPALCO will be set forth under the caption “Audit and Non-Audit Fees” in the Proxy Statement and is incorporated herein by reference.

The Financial Audit Committee of AES pre-approved the audit and non-audit services provided by the independent auditors for 2014 and 2013 for itself and its subsidiaries, including IPALCO and its subsidiaries. The AES Financial Audit Committee maintained its policy established in 2002 within which to judge if the independent auditor may be eligible to provide certain services outside of its main role as outside auditor. Services within the established framework include audit and related services and certain tax services. Services outside of the framework require AES Financial Audit Committee approval prior to the performance of the service. The Sarbanes-Oxley Act of 2002 addresses auditor independence and this framework is consistent with the provisions of the Act. No services performed by the independent auditor with respect to IPALCO and its subsidiaries were approved after the fact by the AES Financial Audit Committee other than those that were considered to be de minimis and approved in accordance with Regulation 2-01(c)(7)(i)(c) to Regulation S-X of the Exchange Act.

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

Audit fees are fees billed or expected to be billed by our principal accountant for professional services for the audit of IPALCO’s audited Consolidated Financial Statements, included in IPALCO’s annual report on Form 10-K and review of financial statements included in IPALCO’s quarterly reports on Form 10-Q, services that are normally provided by our principal accountants in connection with statutory, regulatory or other filings or engagements or any other service performed to comply with generally accepted auditing standards and include comfort and consent letters in connection with SEC filings and financing transactions.

The following table lists fees billed to IPALCO for products and services provided by our principal accountants:

	Years Ended December 31,
	2014	2013
Audit Fees	$883,000	811,000
Audit Related Fees:
Fees for the audit of IPL’s employee benefit plans	56,000	56,000
Assurance services for debt offering documents	60,000	59,000
Other	10,000	—
Total Principal Accounting Fees and Services	$1,009,000	926,000

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(a)	Index to the financial statements, supplementary data and financial statement schedules

IPALCO Enterprises, Inc. and Subsidiaries – Consolidated Financial Statements	Page
Report of Independent Registered Public Accounting Firm – 2014, 2013 and 2012	55
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012	56
Consolidated Balance Sheets as of December 31, 2014 and 2013	57
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	58
Consolidated Statements of Common Shareholder’s Equity (Deficit) for the years ended December 31, 2014, 2013 and 2012	59
Notes to Consolidated Financial Statements	60
Schedule I – Condensed Financial Information of Registrant	135
Schedule II – Valuation and Qualifying Accounts and Reserves	141

Indianapolis Power & Light Company and Subsidiary – Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm – 2014, 2013 and 2012	92
Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012	93
Consolidated Balance Sheets as of December 31, 2014 and 2013	94
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	95
Consolidated Statements of Common Shareholder’s Equity for the years ended December 31, 2014, 2013 and 2012	96
Notes to Consolidated Financial Statements	97
Schedule II – Valuation and Qualifying Accounts and Reserves	141

(b)	132

Exhibits

Exhibit No.	Document

3.1	Third Amended and Restated Articles of Incorporation of IPALCO Enterprises, Inc. (Incorporated by reference to Exhibit No 3.1 to IPALCO’s Form 8-K dated as of February 18, 2015)
3.2	Amended and Restated By-Laws of IPALCO Enterprises, Inc. (Incorporated by reference to Exhibit No. 3.2 to IPALCO’s Form 8-K dated as of February 18, 2015)
4.1*	Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A. dated as of November 14, 2001
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

*Fifty-Eighth Supplemental Indenture, dated as of August 1, 2011

*Fifty-Ninth Supplemental Indenture, dated as of August 1, 2011

Sixtieth Supplemental Indenture, dated as of November 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2011 10-K)

Sixty-First Supplemental Indenture, dated as of June 1, 2013 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2013 Form 10-Q)

Sixty-Second Supplemental Indenture, dated as of June 1, 2014 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2014 Form 10-Q)

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

10.9

$250,000,000 Revolving Credit Facilities Amended and Restated Credit Agreement by and among Indianapolis Power & Light Company, the Lenders Party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Sole Lead Arranger, Fifth Third Bank, as Syndication Agent and BMO Harris Bank N.A., as Documentation Agent, Dated as of May 6, 2014 (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s March 31, 2014 10-Q)

21	Subsidiaries of IPALCO Enterprises, Inc.
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a).
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).
32	Certification required by Rule 13a-14(b) or 15d-14(b).
101.INS	XBRL Instance Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T)

* Incorporated by reference to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011.

(c)	134

Financial Statement Schedules

Schedules other than those listed below are omitted as the information is either not applicable, not required, or has been furnished in the financial statements or notes thereto included in Item 8 hereof.

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Balance Sheets
(In Thousands)

	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,785	$2,790
Deferred tax asset - current	20,231	40
Prepayments and other current assets	165	151
Total current assets	22,181	2,981
OTHER ASSETS:
Investment in subsidiaries	930,554	844,504
Other investments	3,178	3,078
Deferred tax asset – long term	282	27
Deferred financing costs	4,563	6,427
Total other assets	938,577	854,036
TOTAL	$960,758	$857,017

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholder’s equity:
Paid in capital	$168,610	$61,468
Accumulated deficit	(17,339)	(13,694)
Total common shareholder’s equity	151,271	47,774
Long-term debt	798,653	797,752
Total capitalization	949,924	845,526
CURRENT LIABILITIES:
Accounts payable and accrued expenses	251	293
Accrued income taxes	—	590
Accrued interest	10,583	10,583
Total current liabilities	10,834	11,466
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES	—	25
TOTAL	$960,758	$857,017

See notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Statements of Income
(In Thousands)

	2014	2013	2012

Equity in earnings of subsidiaries	$106,252	$93,344	$101,023
Income tax benefit – net	21,227	19,971	20,181
Interest on long-term debt	(49,000)	(49,000)	(49,000)
Amortization of redemption premiums and expense on debt	(2,765)	(2,581)	(2,417)
Other – net	(959)	(898)	(1,004)
NET INCOME	$74,755	$60,836	$68,783

See notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I – Condensed Financial Information of Registrant
Unconsolidated Statements of Cash Flows
(In Thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATIONS:
Net income	$74,755	$60,836	$68,783
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in earnings of subsidiaries	(106,252)	(93,344)	(101,023)
Cash dividends received from subsidiary companies	127,400	90,150	96,914
Amortization of debt issuance costs and discounts	2,765	2,581	2,417
Deferred income taxes – net	(20,445)	81	22
Charges related to early extinguishment of debt	—	377	—
Change in certain assets and liabilities:
Income taxes receivable or payable	(501)	(681)	(533)
Accounts payable and accrued expenses	(599)	(166)	(546)
Other – net	255	(312)	166
Net cash provided by operating activities	77,378	59,522	66,200

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiaries	(106,383)	(49,073)	15
Net cash provided by (used in) investing activities	(106,383)	(49,073)	15

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends on common stock	(78,400)	(59,500)	(66,600)
Equity contribution from AES	106,400	49,091	—
Net cash used in financing activities	28,000	(10,409)	(66,600)
Net change in cash and cash equivalents	(1,005)	40	(385)
Cash and cash equivalents at beginning of period	2,790	2,750	3,135
Cash and cash equivalents at end of period	$1,785	$2,790	$2,750

See notes to Schedule I.

IPALCO ENTERPRISES, INC.
Schedule I - Condensed Financial Information of Registrant
Unconsolidated Statements of Common Shareholder's Equity (Deficit)
(In Thousands)

	Paid in Capital	Accumulated Deficit	Total
2012
Beginning Balance	$11,367	$(17,213)	$(5,846)
Net income		68,783	68,783
Distributions to AES		(66,600)	(66,600)
Contributions from AES	444		444
Balance at December 31, 2012	$11,811	$(15,030)	$(3,219)
2013
Net income		60,836	60,836
Distributions to AES		(59,500)	(59,500)
Contributions from AES	49,657		49,657
Balance at December 31, 2013	$61,468	$(13,694)	$47,774
2014
Net income		74,755	74,755
Distributions to AES		(78,400)	(78,400)
Contributions from AES	107,142		107,142
Balance at December 31, 2014	$168,610	$(17,339)	$151,271

See notes to Schedule I.

IPALCO ENTERPRISES, INC.

Schedule I – Condensed Financial Information of Registrant

Notes to Schedule I

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting for Subsidiaries and Affiliates – IPALCO has accounted for the earnings of its subsidiaries on the equity method in the unconsolidated condensed financial information.

2. SHAREHOLDER’s EQUITY

On June 27, 2014, and July 31, 2013, IPALCO received equity capital contributions of $106.4 million and $49.1 million, respectively, from AES for funding needs related to IPL’s environmental and replacement generation projects. IPALCO then made the same equity capital contributions to IPL.

Agreement to Sell Minority Interest in IPALCO

On December 15, 2014, AES announced that it entered into an agreement with CDPQ, a long-term institutional investor headquartered in Quebec, Canada.  Pursuant to the agreement, on February 11, 2015 CDPQ purchased from AES 15% of AES U.S. Investments and 100 shares of IPALCO’s common stock were issued to CDPQ. In addition, CDPQ agreed to invest approximately $349 million in IPALCO through 2016, in exchange for a 17.65% equity stake, funding existing growth and environmental projects at IPL.

After completion of these transactions, CDPQ’s direct and indirect interests in IPALCO will total 30%, AES will own 85% of AES U.S. Investments, and AES U.S. Investments will own 82.35% of IPALCO.  There will be no significant change in management or operational control of AES U.S. Investments, IPALCO or IPL as a result of these transactions.

In connection with the initial closing under the agreement, CDPQ,  AES U.S. Investments, and IPALCO entered into a Shareholders’ Agreement. The Shareholders’ Agreement established the general framework governing the relationship between and among CDPQ and AES U.S. Investments, and their respective successors and transferees, as shareholders of IPALCO.  Pursuant to the Shareholders’ Agreement, the board of directors of IPALCO will initially consist of 11 directors, two nominated by CDPQ and 9 nominated by AES U.S. Investments. The Shareholders’ Agreement contains restrictions on IPALCO making certain major decisions without the prior affirmative vote of a majority of the board of directors of IPALCO.  In addition, for so long as CDPQ holds at least 5% of IPALCO’s common shares, CDPQ will have review and consultation rights with respect to certain actions of IPALCO.  Certain transfer restrictions and other transfer rights apply to CDPQ and AES U.S. Investments under the Shareholders’ Agreement, including certain rights of first offer, drag along rights, tag along rights, put rights and rights of first refusal.

On February 11, 2015, in connection with the initial closing under the Subscription Agreement and the entry into the Shareholder’s Agreement, IPALCO submitted the Third Amended and Restated Articles of Incorporation for filing with the Indiana Secretary of State, as approved and adopted by the IPALCO Board. The purpose of the Third Amended and Restated Articles of Incorporation is to amend, among other things, Article VI of the Second Amended and Restated Articles of Incorporation of IPALCO in order to effectuate changes to the size and composition of the IPALCO Board in furtherance of the terms and conditions of the IPALCO Shareholder’s Agreement.

3. INDEBTEDNESS

The following table presents IPALCO’s long-term indebtedness:

		December 31,
Series	Due	2014	2013
		(In Thousands)
Long-Term Debt
7.25% Senior Secured Notes	April 2016	$400,000	$400,000
5.00% Senior Secured Notes	May 2018	400,000	400,000
Unamortized discount – net		(1,347)	(2,248)
Total Long-term Debt		798,653	797,752
Less: Current Portion of Long-term Debt		—	—
Net Long-term Debt		$798,653	$797,752

Long-term Debt

IPALCO’s Senior Secured Notes

The 2016 IPALCO Notes and 2018 IPALCO Notes are secured by IPALCO’s pledge of all of the outstanding common stock of IPL.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2014, 2013 and 2012
(In Thousands)

Column A – Description	Column B	Column C – Additions		Column D – Deductions	Column E
	Balance at Beginning	Charged to	Charged to Other	Net	Balance at
	of Period	Income	Accounts	Write-offs	End of Period

Year ended December 31, 2014
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$1,982	$4,852	$—	$4,758	$2,076

Year ended December 31, 2013
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,047	$3,790	$—	$3,855	$1,982

Year ended December 31, 2012
Accumulated Provisions Deducted from
Assets –Doubtful Accounts	$2,081	$3,397	$—	$3,431	$2,047

INDIANAPOLIS POWER & LIGHT COMPANY and SUBSIDIARY
Valuation and Qualifying Accounts and Reserves
Years ended December 31, 2014, 2013 and 2012
(In Thousands)

Column A – Description	Column B	Column C – Additions		Column D – Deductions	Column E
	Balance at Beginning	Charged to	Charged to Other	Net	Balance at
	of Period	Income	Accounts	Write-offs	End of Period

Year ended December 31, 2014
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$1,982	$4,852	$—	$4,758	$2,076

Year ended December 31, 2013
Accumulated Provisions Deducted from
Assets – Doubtful Accounts	$2,047	$3,790	$—	$3,855	$1,982

Year ended December 31, 2012
Accumulated Provisions Deducted from
Assets –Doubtful Accounts	$2,081	$3,397	$—	$3,431	$2,047

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPALCO ENTERPRISES, INC.

   (Registrant)

Date:February 25, 2015 /s/ Kenneth J. Zagzebski

Kenneth J. Zagzebski

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Kenneth J. Zagzebski Kenneth J. Zagzebski	Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2015
/s/ Thomas M. O’Flynn Thomas M. O’Flynn	Director	February 25, 2015
/s/ Kelly M. Huntington Kelly M. Huntington	Director	February 25, 2015
/s/ Margaret E. Tigre Margaret E. Tigre	Director	February 25, 2015
/s/ Richard A. Sturges Richard A. Sturges	Director	February 25, 2015
/s/ Paul L. Freedman Paul L. Freedman	Director	February 25, 2015
/s/ Michael S. Mizell Michael S. Mizell	Director	February 25, 2015
/s/ Andrew J. Horrocks Andrew J. Horrocks	Director	February 25, 2015
/s/ Olivier Renault Olivier Renault	Director	February 25, 2015
/s/ Renaud Faucher Renaud Faucher	Director	February 25, 2015
/s/ Craig L. Jackson Craig L. Jackson	Chief Financial Officer and Director (Principal Financial Officer)	February 25, 2015
/s/ Kurt A. Tornquist Kurt A. Tornquist	Controller (Principal Accounting Officer)	February 25, 2015

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

Date: February 25, 2015/s/ Kenneth J. Zagzebski

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

Date: February 25, 2015/s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

Exhibit 32

Certification Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities and Exchange Act of 1934 and Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The certification set forth below is being submitted in connection with the Annual Report on Form 10-K for the year ended December 31, 2014 (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

Date: February 25, 2015/s/ Kenneth J. Zagzebski

Kenneth J. Zagzebski

Chief Executive Officer

Date: February 25, 2015/s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to IPALCO and will be retained by IPALCO and furnished to the SEC or its staff upon request.