Form 10-K/A
period 2014-12-31
IPALCO ENTERPRISES, INC.
filed 2015-04-29
CIK 728391

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-8644

IPALCO ENTERPRISES, INC.

(Exact Name of Registrant as Specified in Its Charter)

INDIANA		35-1575582
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)
IPALCO ENTERPRISES, INC. One Monument Circle Indianapolis, Indiana 46204
(Address of Principal Executive Offices)
317-261-8261
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☐ No ☒                     (Registrant is a voluntary filer that has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

At April 15, 2015, 101,504,105 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by AES U.S. Investments, Inc., except for 11,818,928 shares owned by CDP Infrastructure Fund GP, a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec (“CDPQ”).

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

IPALCO Enterprises, Inc. (the “Company,” “IPALCO,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2015, to include the information required by Items 10 through 14 of Part III of the 2014 10-K. This information was previously omitted from the 2014 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement or to be provided as an amendment to Form 10-K if such statement or amendment is filed no later than 120 days after the Company’s fiscal year-end. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the 2014 10-K and the exhibit index set forth in Part IV of the 2014 10-K and includes certain exhibits as noted thereon. The cover page of the 2014 10-K is also amended to delete the reference to the incorporation by reference of the Company’s definitive proxy statement, and update the number of shares of IPALCO Common Stock outstanding.

Except as described above, no other changes have been made to the 2014 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2014 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2014 10-K, nor does it amend, modify or otherwise update any other information in our 2014 10-K, except as noted in the immediately preceding paragraph. Accordingly, this Amendment should be read in conjunction with our 2014 10-K and with our filings with the SEC subsequent to the filing of our 2014 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2014 10-K.

table of contents

Page

1

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE1

EXECUTIVE COMPENSATION6

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS29

CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE31

PRINCIPAL ACCOUNTANT FEES AND SERVICES33

34

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES34

36

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Set forth below is certain information regarding each of IPALCO’s current directors as of April 15, 2015. Directors are elected annually for terms of one year or until their successors are duly elected and qualified or until the earlier death, disqualification, resignation or removal from office of such director. Please see “—Nomination of Directors” below for a discussion of certain rights with respect to the nomination and election of directors held by certain of IPALCO’s shareholders.

Renaud Faucher, 50, has been a Director of IPALCO since February 2015, when he was nominated by CDPQ to serve on IPALCO’s Board of Directors.  Mr. Faucher brings extensive experience in construction, project management and finance to the Board of Directors. Mr. Faucher joined CDPQ in 2006 as a Director in the Infrastructure and Energy team with a focus on asset management. From 1998 to 2006, he held different positions within wholly owned subsidiaries of Hydro-Québec, as Director, Investments, Vice President, Finance and Vice President, Risk Management.  From 1992 to 1998, Mr. Faucher worked on the financing and management of independent power plants across Canada.  From 1986 to 1990, Mr. Faucher worked as a project engineer on the construction of large infrastructure projects in Canada and Europe, including the Channel Tunnel project.  Mr. Faucher currently sits on the board of Colonial Pipeline and Gaz Metro (Québec gas LDC). He sits on various boards and committees related to Invenergy Wind. Previously, Mr. Faucher was on the members’ committee of Cross-Sound Cable Company LLC, which operates a submarine transmission cable between Connecticut and Long Island, and a director of Heathrow Airport Holdings Limited, formerly BAA Limited, and Southern Star Central Gas Pipeline which operates an interstate pipeline in the United States. Mr. Faucher holds a Bachelor’s degree in Civil Engineering from École Polytechnique de Montréal, as well as an M.B.A. from Concordia University and a DESS (specialized graduate diploma) in Accounting from ESG-UQAM. He is a Chartered Professional Accountant (CPA, CMA).

Paul L. Freedman, 45, has been a Director of IPALCO since February 2015.  Mr. Freedman joined The AES Corporation (“AES”) in 2007, and has served as the General Counsel, North America Generation at AES since 2011. AES is the ultimate parent company of IPALCO.  Mr. Freedman also serves as a Director of The Dayton Power and Light Company (“DP&L”), which is also owned by AES.  Mr. Freedman has held several positions at AES including Senior Corporate Counsel from 2010 to 2011. Mr. Freedman brings to the Board of Directors his legal and industry experience together with his experience at AES in a wide range of areas, including commercial transactions, financings, regulatory and environmental matters, and corporate governance. Prior to joining AES, Mr. Freedman was Chief Counsel for credit programs at the U.S. Agency for International Development and he previously worked as an associate at the law firms of White & Case, LLP and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center.

Andrew J. Horrocks, 60, has been a Director of IPALCO since February 2015.  In July 2014, Mr. Horrocks was appointed Chief Operating Officer of the United States Strategic Business Unit of AES (“US SBU”), which includes IPALCO and Indianapolis Power & Light Company (“IPL”), IPALCO’s primary operating subsidiary. Mr. Horrocks joined AES in September 1997 and has helped manage AES’ generation businesses for the last 17 years in six international markets, including as the country manager for AES in the Philippines and Hungary where he was responsible for guiding three AES power stations through market deregulation. Mr. Horrocks brings this substantial background in the generation business including power plant operations, construction and energy sector commercial activity to IPALCO’s Board of Directors. Prior to joining the US SBU, he was the Chief Operating Officer for the Asia Strategic Business Unit of AES. Prior to joining AES, Mr. Horrocks served in the Royal Navy in their nuclear fleet and graduated from the Royal Navy Electrical Engineering School and the Nuclear Engineering Academy.

Kelly M. Huntington, 39, has been a Director of IPL and IPALCO since 2012, and currently serves as Chief Executive Officer and President of IPL, positions she has held at IPL since March 2014, and June 2013, respectively.  Ms. Huntington joined IPL in April 2011 as Senior Vice President and Chief Financial Officer from AES where she held positions of increasing responsibility in finance and operations functions.  At AES, Ms. Huntington held the positions of Vice President, Financial Planning and Analysis with global responsibility, and

Vice President, Special Projects reporting to AES’ President and Chief Executive Officer, Managing Director of Risk Management and Director of Investor Relations.  Prior to joining AES, Ms. Huntington worked in investment banking and private equity investment. Ms. Huntington’s knowledge and understanding of IPL, its personnel, culture and strategies together with her strong finance background, including with respect to regulated utilities, are invaluable to the Board of Directors.  Ms. Huntington holds an S.B. in management science from Massachusetts Institute of Technology and an M.B.A. from the Kellogg School of Management at Northwestern University.  Ms. Huntington is a CFA charterholder.  Ms. Huntington serves on the boards of several non-profit organizations in Indianapolis, Indiana.

Craig L. Jackson, 42, has been a Director of IPALCO since February 2015.  Mr. Jackson is Chief Financial Officer of IPALCO, IPL and the US SBU. Mr. Jackson has served in various capacities within the utility finance and accounting sectors, primarily with DP&L and its affiliates, which companies are also owned by AES. He also serves as Chief Financial Officer of DP&L, a position he has held since May 2012, and as DPL Inc.’s (“DPL”) Senior Vice President and Chief Financial Officer, a position he held since July 2012.  Mr. Jackson joined DPL in 2004 and has held various positions of increasing responsibility in the finance and accounting organizations at DPL.  Mr. Jackson brings substantial finance and accounting experience with regulated utilities to the Board of Directors.  Mr. Jackson received a B.S. in business administration from Bloomsburg University and an M.B.A. from Wright State University.

Michael S. Mizell, 47, has been a Director of IPALCO since February 2015. Mr. Mizell has served as the Midwest Market Business Leader for the US SBU since March 2015.  Mr. Mizell also serves on the Board of Directors of DP&L and DPL. Mr. Mizell served as General Counsel of IPL and IPALCO from March 2014 to March 2015, and as General Counsel of the US SBU from June 2013 to March 2015. Mr. Mizell also recently served as DP&L’s Senior Vice President and General Counsel, a position he held from September 2012 to March 2015. Mr. Mizell has served in various capacities within the energy industry and brings more than 25 years of combined legal and strategic business planning experience to the Board of Directors. Mr. Mizell received a B.S. degree from Nova Southeastern University and a J.D. from the Cumberland School of Law at Samford University.

Thomas M. O’Flynn, 55, has been a Director of IPALCO since February 2015 and is the Chairman of the Board.  Mr. O’Flynn has served as Executive Vice President and Chief Financial Officer of AES since September of 2012. Mr. O’Flynn brings to the Board of Directors his perspective as a senior financial executive well versed in finance and accounting. Previously, Mr. O’Flynn served as Senior Advisor to the private equity group of Blackstone in the power and utility sector from 2010 to 2012. During this period, Mr. O’Flynn also served as Chief Operating Officer and Chief Financial Officer of Transmission Developers, Inc., a Blackstone portfolio company that develops innovative power transmission projects in an environmentally responsible manner. From 2001 to 2009, he served as the Chief Financial Officer of PSEG, a New Jersey-based merchant power and utility company. He also served as President of PSEG Energy Holdings from 2007 to 2009. From 1986 to 2001, Mr. O’Flynn was in the Global Power and Utility Group of Morgan Stanley. He served as a Managing Director for his last five years at Morgan Stanley and served as the head of the North American Power Group from 2000 to 2001. At Morgan Stanley, he was responsible for senior client relationships and led a number of large merger, financing, restructuring and advisory transactions. Mr. O’Flynn also serves as a member of the Board of AES Gener, a majority-owned subsidiary of AES. Mr. O’Flynn also served on the Board of Silver Ridge Power, a joint venture between AES and Riverstone Holdings LLC from September 2012 through July 2014. Mr. O’Flynn has a B.A. in Economics from Northwestern University and an M.B.A. from the University of Chicago.  He is also currently on the board of directors of the New Jersey Performing Arts Center and is Chairman of the Institute for Sustainability and Energy at Northwestern University.

Olivier Renault, 37, has been a Director of IPALCO since February 2015 and serves as a nominee of CDPQ. Mr. Renault brings his background in utility transactions and finance to the Board of Directors. Mr. Renault rejoined CDPQ in 2010 as a Director in the Infrastructure and Energy team with a focus on transaction origination and execution in North America. From 2008 to 2010, Mr. Renault was a senior principal with Arcus Infrastructure Partners (formerly Babcock & Brown European Infrastructure Fund), a European-focused infrastructure fund based in London with approximately €2.0 billion under management. From 2005 to 2008, Mr. Renault was a Manager with CDPQ’s infrastructure and energy team. From 2001 to 2005, Mr. Renault was with PwC’s infrastructure finance advisory team based in Montreal and in London. Mr. Renault has been involved with some of CDPQ’s largest transactions in the energy sector, such as Invenergy Wind, Southern Star Central Gas Pipeline, Astoria Power and Enbridge Energy Partners in the United States, as well as Fluxys and Interconnector UK (regulated gas transmission) in Europe. He currently sits on various boards and committees related to Invenergy Wind. Previously, Mr. Renault was a director of Interconnector UK. Mr. Renault holds a Bachelor’s degree in Commerce specializing in accounting from Université du Québec à Montréal (ESG-UQAM). He is a CFA charterholder.

Richard A. Sturges, 51, has been a Director of IPALCO since February 2015. Mr. Sturges brings over 17 years’ experience in the electric industry to the Board of Directors.  Since joining AES in 2006, Mr. Sturges has held several positions including Director of Finance for North America, Director and Vice President Portfolio Management and, currently, Vice President Mergers & Acquisitions.  Mr. Sturges also serves as an officer and director of other AES affiliates.  Previously, Mr. Sturges served as Director, Finance for National Energy and Gas Transmission, Inc.  Mr. Sturges holds a Bachelor of Engineering Science from Johns Hopkins University and a Masters in Public and Private Management from Yale University.

Margaret E. Tigre, 37, has been a Director of IPALCO since February 2015.  Ms. Tigre brings more than 16 years of financial experience, including eight years in the electric industry, to the Board of Directors.  Since joining AES in 2007,  Ms. Tigre has held several positions including Chief of Staff to the Chief Executive Officer, Vice President Corporate Tax and, currently, Vice President and Chief Corporate Tax Officer. Ms. Tigre also serves as a member of the Board of AES Gener, a majority-owned subsidiary of AES.  Ms. Tigre holds a B.S. from George Mason University.

Kenneth J. Zagzebski, 55, has been a Director of IPL and IPALCO since March 2009.  Mr. Zagzebski has also served as Chief Executive Officer and President of IPALCO since April 2011.  He also served as President and Chief Executive Officer of IPL from April 2011 until June 2013 and March 2014, respectively.  Mr. Zagzebski is President of the US SBU and a Vice President of AES.  He is also President, Chief Executive Officer and Director of DPL, a Director of DP&L, and an officer and Director of other AES affiliates.  Mr. Zagzebski joined IPL as Senior Vice President of Customer Operations in September 2007 and was responsible for the Power Delivery, Customer Services and Enterprise Information Systems business groups.  Mr. Zagzebski has more than 25 years’ industry experience in diverse executive management, business development and financial roles, including Vice President and Chief Operating Officer for Field Operations at Xcel Energy.  His background also includes experience in international energy as Executive Director of NRG Energy Asia-Pacific region, from 1997 to September 1999 where he was responsible for the company’s Asia-Pacific investments. Mr. Zagzebski’s broad industry experience and extensive knowledge and understanding of IPL and IPALCO allow him to provide invaluable insight to the Board of Directors.  Mr. Zagzebski has a Bachelor’s degree from the University of Wisconsin, Eau Claire, and an M.B.A. from the Carlson School of Management at the University of Minnesota. Mr. Zagzebski currently Chairs the Marian University Academy For Teaching and Learning Leadership Board of Visitors and serves on the board of directors of the YMCA of Greater Indianapolis and the board of directors of the Central Indiana Corporate Partnership.

EXECUTIVE OFFICERS

Set forth below is certain information regarding each of our current executive officers as of April 15, 2015. IPALCO was acquired by AES in March 2001, and is currently a majority-owned subsidiary of AES U.S. Investments, Inc. (“AES US Investments”). IPL is our primary operating subsidiary. AES manages its business through a geographically focused strategic business unit (SBU) platform. AES businesses in the United States, including IPL and IPALCO, are part of the US SBU; however, the US SBU is not a legal entity. AES US Services, LLC (the “Service Company”), another subsidiary of AES, is a service company established in late 2013 to provide operational and corporate services on behalf of companies that are part of the US SBU, including among other companies, IPL and IPALCO. As a result of this structure, IPL and IPALCO do not directly employ all of the executives responsible for the management of our business.

Officers are elected at the annual meeting of the Board of Directors, and hold office until a successor is duly elected and qualified or until earlier death, resignation or removal from office. The officers of the US SBU are appointed by Mr. Zagzebski. There are no family relationships between our Directors and Executive Officers.

Name	Age	Position
Kenneth Zagzebski...........	55	Director, President and Chief Executive Officer of IPALCO Director, IPL, DP&L and DPL President, US SBU
Craig Jackson.................	42	Director and CFO of IPALCO CFO, IPL and US SBU
Andrew Horrocks.............	60	Director, IPALCO Chief Operating Officer, US SBU
Kelly Huntington...............	39	Director, IPALCO Director, President and Chief Executive Officer of IPL
Michael Mizell.................	47	Director, IPALCO, DP&L and DPL Midwest Market Business Leader, US SBU
Judi Sobecki...................	43	General Counsel and Secretary of IPALCO, IPL and the US SBU
James Valdez...................	44	Vice President Human Resources, US SBU

Biographical information for Messrs. Zagzebski, Jackson, Horrocks and Mizell and Ms. Huntington is presented under “—Directors” above.

Judi Sobecki, 43, is General Counsel and Secretary of IPALCO, IPL and the US SBU.  Ms. Sobecki oversees all legal matters for AES’ U.S. operations, including IPL and IPALCO.  She also leads the U.S. environmental policy team, which represents AES and its affiliates before environmental enforcement agencies.  Previously, Ms. Sobecki served as Assistant General Counsel, Regulatory for the US SBU.  In that role, she supported all of AES’ U.S. businesses in connection with state public utility commission regulatory matters.  Ms. Sobecki joined DP&L in 2007 and most recently served as Senior Counsel, leading the litigation and regulatory efforts for DP&L.  Prior to joining DP&L, Ms. Sobecki spent over 10 years in a private law practice as a civil trial lawyer, with many of those years representing DP&L in a variety of matters.  Ms. Sobecki received a B.S. from Kent State University and a J.D. from Case Western Reserve University.

James Valdez, 44, is Vice President, Human Resources for the US SBU.  Mr. Valdez joined the AES family of companies in April 2014.  Mr. Valdez has over 18 years of comprehensive human resources experience in employee relations, labor relations, change management, strategic planning and safety. Prior to joining AES, Mr. Valdez held human resource leadership positions at PepsiCo in the Frito-Lay Division where he worked in human resources in various manufacturing and distribution environments.  Mr. Valdez’ most recent position with Frito-Lay was Senior Director of Human Resources of a large sales/distribution business, a position he held from October 2010 until April 2014.  Prior to joining PepsiCo in 2001, Mr. Valdez was Human Resources Manager for EndWave Corporation with a strong focus on building the human resources function in a start-up environment, including through change management and mergers and acquisition integration.  Mr. Valdez started his human resources career in the health services industry.  Mr. Valdez received a B.S. from California State University, Bakersfield.

Section 16(a) Beneficial Ownership Reporting Compliance

IPALCO does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act and is not subject to Section 16(a) beneficial ownership reporting.

Code of Ethics

The AES Code of Business Conduct (“Code of Conduct”), adopted by the AES board of directors,  is intended to govern, as a requirement of employment, the actions of AES employees, including employees of its subsidiaries and affiliates such as IPL and IPALCO. The Ethics and Compliance Department of AES provides training, information, and certification programs for employees of AES and its subsidiaries related to the Code of Conduct. The Ethics and Compliance Department also has programs in place to prevent and detect criminal conduct, promote an organizational culture that encourages ethical behavior and a commitment to compliance with the law, and to monitor and enforce AES policies. The Code of Conduct is located in its entirety on the AES website. Any person may obtain a copy of the Code of Conduct without charge by making a written request to: Corporate Secretary, IPALCO Enterprises, Inc., One Monument Circle, Indianapolis, IN 46204. If any amendments to, or waivers from, the Code of Conduct are made, AES will disclose such amendments or waivers on its website, which is www.aes.com. Except for such Code of Ethics, the information contained on or accessible through the AES website is not incorporated by reference into this Amendment or the Annual Report on Form 10-K.

Corporate Governance

The Board of Directors has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing a similar function. The functions of those committees are being undertaken by the Board. The Board may designate from among its members an executive committee and one or more other committees in the future.

IPALCO’s securities are not quoted on an exchange that has requirements that a majority of the Board be independent, and IPALCO is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of the Board include “independent” directors, nor is IPALCO required to establish or maintain an Audit Committee, Audit Committee Financial Expert or other committee.

Nomination of Directors

As of April 15, 2015, IPALCO had not effected any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors. IPALCO’s articles of incorporation and bylaws do not provide formal procedures for shareholders to recommend nominees to the Board of Directors. The Board of Directors has determined that it is in the best position to evaluate IPALCO’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on the Board.

AES US Investments, IPALCO and CDP Infrastructure Fund GP, a wholly owned subsidiary of CDPQ (the “Investor”), are parties to a shareholders’ agreement dated February 11, 2015. The Shareholders’ Agreement provides the Investor with the right to nominate two of the eleven directors of the IPALCO Board, which the Investor exercised in connection with the nomination of Messrs. Renault and Faucher to the Board of Directors in February 2015. See “Shareholders’ Agreement” in Item 13 of this Amendment.

ITEM 11.EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The purpose of this compensation discussion and analysis is to provide information about the material elements of compensation that were paid or awarded to, or earned by, our named executive officers (“NEOs”) in 2014. The compensation paid to our NEOs is set forth in the “Summary Compensation Table” below. Our NEOs for 2014 were:

•	Kenneth Zagzebski, our CEO and President, and President of the US SBU;
•	Craig Jackson, our CFO, and CFO of the US SBU and IPL;
•	Andrew Horrocks, Chief Operating Officer of the US SBU;
•	Kelly Huntington, President and CEO of IPL; and
•	Michael Mizell, our General Counsel and General Counsel of the US SBU and IPL, until March 2015, and currently, Midwest Market Business Leader of the US SBU.

Mr. Zagzebski is also an officer of AES, and, as discussed below, his 2014 compensation was determined in accordance with AES’ compensation practices and policies.

Background

In order to better understand our compensation programs for our NEOs, we think that it is helpful to better understand how the management of IPALCO is operated within the AES family of corporations.  IPALCO was acquired by AES in March 2001 and is a majority-owned subsidiary of AES US Investments, and a minority interest holder as of February 11, 2015. Indianapolis Power & Light Company, or IPL, is our primary operating subsidiary.  Some of the key members of our management team are exclusively employed by IPL or IPALCO, and a number of others are employed by other AES companies and perform roles for both IPALCO and other AES entities.  Each of the NEOs, other than Ms. Huntington, performs roles for both IPALCO and other AES companies.

AES manages its business through a geographically-focused strategic business unit (SBU) platform. AES’ businesses in the United States, including IPL and IPALCO, are part of the US SBU; however, the US SBU is not a legal entity. AES also has an indirectly wholly-owned subsidiary, the Service Company, which was established in late 2013. The Service Company provides services, including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US SBU, including among other companies, IPL and IPALCO. As a result of this structure, IPL and IPALCO do not directly employ all of the executives responsible for the management of our business. In 2014, our NEOs were all executive officers of one or more of IPL, IPALCO, the US SBU and the Service Company.

The Service Company allocates the costs for services provided based on cost drivers designed to result in fair and equitable allocations pursuant to a Cost Alignment and Allocation Manual (the “CAAM”). As a result, the costs associated with our executive compensation for those officers performing work for other entities are also allocated pursuant to the terms of the CAAM, based on the amount of time that each executive officer devotes to our business. The executive compensation reported in this Amendment reflects the entire compensation paid or awarded to, or earned by, each NEO, and not just the portion of such compensation that is allocated to IPL and IPALCO.

Our Executive Compensation Philosophy and Objectives

Our compensation philosophy is consistent with AES’ compensation philosophy, which emphasizes pay-for-performance. Our compensation philosophy is to provide compensation to each of our NEOs that is commensurate with his or her position, experience, and scope of responsibilities, to furnish incentives sufficient for each NEO to meet and exceed short-term and long-term corporate objectives, and to provide executive compensation and incentives that will attract, motivate, and retain a highly skilled management team.

Consistent with this philosophy and our goal of aligning our executives’ compensation with company performance, the key features of our executive compensation program include the following:

•

Our compensation program allocates a significant portion of each NEO’s total compensation to short- and long-term performance goals. As such, payouts are dependent upon the strategic, financial, and operational performance of AES and the US SBU, which includes IPL and IPALCO, and the performance of the AES stock price and performance units;

•	Our compensation program is continually reviewed to ensure that it meets our objectives and executive compensation philosophy and remains competitive; and
•

We generally do not provide any perquisites to our NEOs.    Mr. Horrocks received certain expatriate benefits, and Messrs. Horrocks, Jackson and Mizell received certain relocation benefits in 2014, as described in further detail below.

In order to meet these objectives, our total compensation structure includes a mix of short-term compensation, in the form of base salaries, annual cash bonuses, and long-term compensation in the form of parent-equity and cash-based performance awards. As part of their total compensation packages, Messrs. Jackson and Mizell participate in the retirement program of our sister company, The Dayton Power and Light Company Retirement Income Plan (the “DP&L Retirement Income Plan”), as more fully described herein.

Our Compensation Process

The Chief Operating Officer of AES (the “AES COO”), Mr. Bernerd Da Santos, works with Mr. James Valdez, Vice President Human Resources for the US SBU and the Service Company, to design and review the compensation for our CEO.

Our CEO, our Vice President Human Resources and the AES COO (together, the “Executive Compensation Review Team”) have the responsibility of designing, reviewing, and administering compensation for the other officers of the US SBU, the Service Company, IPL, and IPALCO, including for our NEOs (other than our CEO). The Executive Compensation Review Team,  with assistance from internal human resources and compensation professionals, determines the appropriate amount and mix of compensation for our other NEOs based on the operational performance of IPL, IPALCO, the US SBU, and AES, individual performance, and experience, as well as the exercise of discretion.

Awards of short-term compensation in the form of annual cash bonuses were made to our NEOs under the AES Performance Incentive Plan (the “PI Plan”) and are determined by the Executive Compensation Review Team. Awards of long-term compensation were made to our NEOs under the AES 2003 Long Term Compensation Plan, as amended and restated (the “LTC Plan”)  and are determined by the Board of Directors of AES based upon the recommendations of the Executive Compensation Review Team.

The determination as to the appropriate use and weight of cash versus non-cash, fixed versus variable and short- versus long-term components of executive compensation is subjective, based on the relative importance of each component in meeting the overall objectives of AES, the US SBU, IPL and IPALCO, and factors relevant to the individual executive. As a nonpublic company, we are not required to hold a shareholder advisory vote on our executive compensation, or a “Say-on-Pay” vote.

Our CEO’s compensation is higher than the compensation paid to our other NEOs, largely due to the scope of his position and his overall responsibility for the strategy and direction of IPL, IPALCO and the US SBU. When compared to our other NEOs, our CEO’s total compensation is more heavily weighted towards incentive compensation.

Elements of Compensation

The fundamental elements of our compensation program are:

•	base salary;
•	performance-based, short-term annual cash bonuses under the PI Plan;

•	cash-based incentive awards granted under the LTC Plan;
•	equity incentive awards granted under the LTC Plan, for which there is a public market; and
•	other broad-based benefits, such as retirement and health and welfare benefits.

Our compensation program does not target a specific allocation of cash versus equity compensation, nor does it target a specific allocation between short- and long-term compensation. Instead, as discussed further below, the Executive Compensation Review Team sets each individual element of total compensation based on a review of:

•	individual performance against pre-set goals and objectives for the year, US SBU performance, which includes IPL and IPALCO, and AES performance;
•	individual experience and expertise;
•	position and scope of responsibilities; and
•	an individual’s future prospects with the Company and AES.

Base Salary

Base salary represents the “fixed” component of our executive compensation program for our NEOs. We provide our NEOs with base salaries in order to provide fixed cash compensation that is competitive and reflects experience, responsibility, and expertise. Base salaries are reviewed annually and are adjusted as appropriate. Base salary is also reviewed for an executive officer if there is a promotion or a newly appointed executive officer. Internal company salary guidance regarding annual base pay adjustments is also taken into consideration, and adjustments to base salaries are made when needed to reflect individual performance and address internal equity. Please see the “Salary” column of the Summary Compensation Table below for the base salary amounts paid to our NEOs for the years indicated.

2014 Performance Incentive Plan Payouts

In addition to base salaries, in 2014 we provided performance-based, annual cash bonuses under the PI Plan. Each NEO’s PI Plan opportunity is assessed and approved annually, with targets ranging from 50% to 85% of base salary for each NEO. These awards are made based on:

•	the achievement of AES and US SBU safety, financial, operational, and strategic or enterprise objectives; and
•	considerations relating to individual performance accomplishments and contributions.

AES’ performance is a key factor in determining whether awards will be made under the PI Plan for the relevant fiscal year. In 2014, payments under the PI Plan were determined based on the AES and US SBU 2014 performance measures as described in the tables below.

Adjusted Earnings Per Share (Adjusted EPS), Adjusted Pretax Contribution (Adjusted PTC), Subsidiary Distributions, and Proportional Free Cash Flow are reconciled to the nearest Generally Accepted Accounting Principles (“GAAP”) measure in the section titled “Non-GAAP Measures.”

While goals are set for specific safety measures, as described in the tables below, the Compensation Committee of the AES Board of Directors (the “AES Compensation Committee”) approves a safety score for AES based on its qualitative assessment of performance, and our Executive Compensation Review Team approves a safety score for the US SBU based on its qualitative assessment of performance.

Targets for the 2014 financial measures for AES and the SBU were equal to 2014 budget, subject to pre-established guidelines for adjusting the targets in the event of certain portfolio changes during the year. If a minimum level is achieved for each financial measure, the financial measure scores will range from 50% to 200%. A 50% score corresponds to actual results at 80% of the target goal.  A 200% score corresponds to actual results at or above 120% of the target goal.  For AES and the US SBU, each KPI is weighted and has a threshold, target and maximum performance goal set at the beginning of the year. The final index score may range from 0% to 200%.

We also set goals with respect to the following enterprise objectives:  overall overhead cost savings, development and succession plans, and business development / portfolio management activities, as applicable.  The AES Compensation Committee approves the score for AES based on its qualitative assessment of performance on its enterprise objectives, and our Executive Compensation Review Team approves a score for the US SBU based on its qualitative assessment of performance on its enterprise objectives.

AES 2014 Actual Results: In February 2015, the AES Compensation Committee determined that AES had achieved positive earnings before interest, taxes, depreciation and amortization (“EBITDA”) of $4,145 million, which reflected a level of performance such that awards would be payable under the PI Plan.  The AES Compensation Committee exercised negative discretion to pay the 2014 corporate performance score based on actual results on the pre-established performance measures as shown below. As a result, the AES performance score for 2014 was determined to be 82%, as follows:

Measurement Category	Target	Actual Result	Weight	Final Score (as % of Target)
Safety	• Workplace safety incidents • Improvement in lost time incident (LTI) case rate • Monthly safety walk targets • Monthly safety meeting attendance	• Safety incidents occurred during year • 2014 LTI case rate improved relative to 2013 • Number of safety walks exceeded target • Monthly safety meeting attendance exceeded target	10%	90% (qualitative assessment)
Financial	• Adjusted EPS: $1.34 (25% weight) • Proportional Free Cash Flow: $1,153 million (20% weight) • Subsidiary Distributions: $1,150 million (15% weight)	• Adjusted EPS: $1.30 • Proportional Free Cash Flow: $891 million • Subsidiary Distributions: $1,151 million (1)	60%	64%
Operational KPIs	Generation KPIs • Commercial availability (43.26%) • Equivalent forced outage factor (34.08%) • Heat rate (20.41%) • Days sales outstanding (2.25%) Distribution KPIs • System Average Interruption Duration Index (38.39%) • System Average Interruption Frequency Index (26.63%) • Non-technical losses (5.87%) • Customer service (18.54%) • Days sales outstanding (10.57%)	• Operational KPI Score of 106	20%	106%
Enterprise Objectives	Cost and Efficiency Targets • Overall overhead cost savings from 2011 Base: $193 million Talent Management • Expanded development and succession plans for top 50 positions Capital Allocation • New build projects of 2,000 MW • Adjacencies and enhancements to achieve $40 million in 2015 Pretax Contribution • Three new financial partnerships	Cost and Efficiency Targets • Overall overhead cost savings from 2011 base: $226 million Talent Management • Succession / development plans expanded to top 50 positions Capital Allocation • New build projects of 2,105 MW • Adjacencies and enhancements to achieve $51 million in 2015 PTC • Four new financial partnerships	10%	135% (qualitative assessment)
	Overall AES Performance Score 82%
(1)	Actual results shown above reflect adjustments based on pre-established guidelines to address impact of certain portfolio changes

US SBU 2014 Performance: In February 2015, the AES Compensation Committee determined that AES had achieved positive EBITDA of $4,145 million, which reflected a level of performance such that awards would be payable under the PI Plan.  The US SBU performance for 2014 was assessed based on a number of factors, which are described in the following chart. Taking these factors together as a whole, the US SBU performance for 2014 was determined to be 111%.

Measurement Category	Target	Actual Result	Weight	Final Score (as % of Target)
Safety	• Fatalities: 0 • LTI Rate for AES people and contractors • Safety meeting attendance • Safety walks	• Fatalities: 0 • 2014 LTI case rate slightly below target • Number of safety walks exceeded target • Monthly safety meeting attendance exceeded target	10%	110% (qualitative assessment)
Financial	• Adjusted Pretax Contribution (42% weight) • Proportional Free Cash Flow (33% weight) • Subsidiary Distributions (25% weight) The US SBU financial criteria considered take into account financial performance of AES sister companies other than IPALCO and have not otherwise been publicly disclosed. These targets were considered to be highly challenging and required improvement over prior performance. No single criterion is determinative of PI payouts.	• Adjusted PTC above target • Proportional Free Cash Flow above target • Subsidiary Distributions above target	60%	118%
Operational KPIs	Distribution KPIs (6% weight) • System Average Interruption Duration Index (38.39% weight) • System Average Interruption Frequency Index (26.63% weight) • Non-technical losses (5.87% weight) • Customer service (18.54% weight) • Days sales outstanding (10.57% weight) Generation KPIs Thermal (12.1% weight) • Equivalent forced outage factor (31% weight) • Commercial availability (42% weight) • Heat rate (Btu/kWh) (26% weight) Wind (1.9% weight) • Equivalent forced outage factor (18% weight) • Net capacity factor (9% weight) • Commercial availability (73% weight)	• Operational KPI score (distribution and generation)	20%	81%
Enterprise Objectives	• Overall overhead cost savings • Succession / development plans expanded to top 50 positions • New build projects • Adjacencies and enhancements	• Overall overhead cost savings • Succession / development plans expanded to top 50 positions • New build projects • Adjacencies and enhancements	10%	127% (qualitative assessment)
	Overall US SBU Performance Score 111%

NEO Individual Strategic Objectives.  The annual incentive award payouts for each NEO may be differentiated based on performance taking into account individual strategic considerations.  Specific individual strategic objectives pertaining to each NEO, and applicable to IPL, IPALCO or the US SBU, are shown below.  It was determined that, based on their contributions and performance, the award payout as a percentage of target should be consistent across the NEOs in 2014.

Mr. Zagzebski:

•	advance safety culture
•	achieve financial goals
•	develop IPL people
•	execute on IPL’s platform enhancements, such as environmental construction projects, wastewater treatment plan approvals and gas conversion projects
•	execute plan for new construction of combined cycle gas turbine at existing facility
•	improve operational performance of IPL generating plants and the transmission and distribution performance

Mr. Jackson:

•	optimize capital structure at IPL
•	achieve financial goals
•	assist with rate case strategy
•	develop IPL people

Mr. Horrocks:

•	improve operational performance of IPL generating plants and the transmission and distribution performance
•	execute on IPL’s platform enhancements, such as environmental construction projects, wastewater treatment plan approvals and gas conversion projects
•	improve safety performance at IPL
•	improve leadership performance of operational teams
•	develop IPL people

Ms. Huntington:

•	optimize IPL financials
•	develop IPL people
•	prepare rate case strategy for IPL
•	ensure timely regulatory recovery
•	stakeholder management
•	develop Indiana growth strategy

Mr. Mizell:

•	manage IPL New Source Review before the Environmental Protection Agency
•	resolve IPL NERC audit
•	develop IPL people
•	assist with IPL rate case

Mr. Mizell’s 2014 objectives were set in conjunction with his role as General Counsel during 2014.

Our NEOs receive bonus amounts based on a bonus payout factor formula that considers both AES corporate performance (25%) and US SBU performance as a whole, which includes IPL and IPALCO (75%).

In determining the individual bonus amounts for each NEO, other than our CEO, the Executive Compensation Review Team considered a broad range of performance indicators, none of which was determinative, including the NEO’s individual contributions to the success of the US SBU in achieving the performance objectives outlined above, the performance of the NEO’s respective division or line of business, and the leadership displayed by the NEO. In determining the bonus amount for Mr. Zagzebski, Mr. Da Santos considered AES’ operational, strategic, and financial performance, including with respect to safety, cash flow, performance improvement, and corporate performance measures for 2014, in addition to the performance indicators described above for our other NEOs.

The following table sets forth the amounts of the awards under the PI Plan earned by our NEOs in 2014, which were paid in early 2015.

Name	2014 Performance Incentive Plan Awards
Kenneth Zagzebski.............................................................................................................................	$ 411,900
Craig Jackson...................................................................................................................................	$ 199,691
Andrew Horrocks...............................................................................................................................	$ 135,348
Kelly Huntington.................................................................................................................................	$ 177,790
Michael Mizell...................................................................................................................................	$ 175,728

2003 Long Term Compensation Plan

We grant a mix of cash- and equity-based awards under the LTC Plan. We provide these awards to attract and retain key individuals who are critical to the success of our business. Grants to our NEOs under the LTC Plan, whether in cash or stock, vest over a three-year period and are determined based on a percentage of the individual’s base salary. In 2014, our NEOs other than our CEO received awards 50% in cash in the form of Performance Units and 50% in stock in the form of Restricted Stock Units.  Our CEO received all of his awards in equity, with 50% granted in the form of Performance Stock Units, 20% granted in the form of Restricted Stock Units, and 30% granted in the form of stock options.

Performance Units, or PUs, represent the right to receive cash subject to performance- and service-based vesting conditions. Each unit granted has a $1 target value. If performance is at 75% of target, 0% of the units vest. Maximum performance is attained at 125% of target, which would trigger a vesting of 200% of the granted units. Between these levels, straight-line interpolation is used to determine the vesting percentage for the award.  PUs vest in equal installments over a three-year period. Performance is based on EBITDA less Maintenance and Environmental Capital Expenditures (“CapEx”) (“EBITDA less CapEx”) versus target achieved over the three-year measurement period. If the required performance metric is achieved, awards, to the extent service vested, are paid out in the calendar year immediately following the date on which the performance period ends.  The AES Compensation Committee approved an EBITDA less CapEx target for the 2014 PUs that was considered to be highly challenging and will require improvement over prior performance.

EBITDA less CapEx is a measure of long-term cash generation driven by increasing revenue, reducing costs, improving productivity, and efficiently utilizing capital. Growth-related CapEx is excluded, since the EBITDA less CapEx measure is intended to assess AES operating efficiency and the amount of cash generated for capital allocation. In addition, environmental capital projects that generate a regulated rate of return are excluded from the definition of Environmental CapEx. EBITDA less CapEx is defined as Gross Margin; plus Depreciation and Amortization; plus Intercompany Management Fees; minus SG&A to equal EBITDA. An adjustment is made to reduce EBITDA by Maintenance and Environmental CapEx. The Environmental CapEx for this adjustment is reduced by those projects with tracker returns that, through a regulatory mechanism, provide for the recovery of, and return on, certain utility investments. As a final step in the calculation, the total EBITDA less CapEx is adjusted by AES’ ownership percentage (which reflects AES’ direct or indirect ownership in a particular business).

The following table illustrates the vesting percentage at each EBITDA less CapEx level for targets set for the PUs for the 2014-2016 performance period:

Performance Level	Vesting Percentage
Below 75% of Performance Target.....................................................................................................................	0%
Equal to 100% of Performance Target.................................................................................................................	100%
Equal to or greater than 125% of Performance Target...........................................................................................	200%

Between the EBITDA less CapEx levels listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn PUs is also generally subject to the continued employment of the NEO through the vesting date.

Performance Stock Units, or PSUs. Two types of PSUs were granted to Mr. Zagzebski in 2014: one type vests based on EBITDA less CapEx, and one type vests based on Total Stockholder Return. PSUs represent the right to receive a single share of AES Common Stock, subject to performance and service-based vesting conditions. Half of Mr. Zagzebski’s PSUs granted in 2014 are eligible to vest subject to performance against the three-year cumulative EBITDA less CapEx metric at the AES level. The EBITDA less CapEx target is set for the three-year performance period and is subject to predefined, objective adjustments during the three-year performance period, based on certain changes to the AES portfolio, such as an asset divesture or the sale of a portion of equity in a subsidiary. The final value of the PSU award depends upon the level of EBITDA less CapEx achieved over the three-year measurement period as well as AES’ stock price performance over the period since the award is stock-settled. If a threshold level of EBITDA less CapEx is achieved, units vest and are settled in the calendar year that immediately follows the performance period end. The AES Compensation Committee approved an EBITDA less CapEx target for the 2014 PSUs that was considered to be highly challenging and will require improvement over prior performance.  The EBITDA less CapEx measure is also used for the PUs and is described in further detail above.

The following table illustrates the vesting percentage at each EBITDA less CapEx level for targets set for the PSUs 2014-2016 performance period:

Performance Level	Vesting Percentage
Below 75% of Performance Target.....................................................................................................................	0%
Equal to 100% of Performance Target.................................................................................................................	100%
Equal to or greater than 125% of Performance Target...........................................................................................	200%

Between the EBITDA less CapEx levels listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn PSUs is also generally subject to the continued employment of the NEO through the vesting date.

For the other half of the PSUs granted to Mr. Zagzebski in 2014, vesting is subject to AES’ three-year cumulative Total Stockholder Return from January 1, 2014 through December 31, 2016 relative to companies in the S&P 500 Utilities Index. AES uses Total Stockholder Return as a performance measure to align Mr. Zagzebski’s compensation with AES stockholders’ interests, since the ability to earn the award is linked directly to AES’ stock price and dividend performance over a period of time.

Total Stockholder Return is defined as the appreciation in AES’ stock price and dividends paid over the performance period as a percentage of the beginning stock price. To determine stock price appreciation, AES uses a 90-day average stock price for AES and the S&P 500 Utilities Index companies at the beginning and the end of the three-year performance period. This eliminates the impact of short-term volatility on the calculation.

The final value of the PSU award depends upon AES’ percentile rank against the S&P 500 Utilities index companies as well as the performance of AES’ stock price over the period, since the award is stock-settled. If AES’ Total Stockholder Return is above the threshold percentile rank established for the performance period, units vest and are settled in AES Common Stock in the calendar year that immediately follows the end of the performance period. The following table illustrates the vesting percentage at each percentile rank for the 2014-2016 performance period:

AES 3-Year Total Stockholder Return Percentile Rank	Vesting Percentage
Below 30th percentile.......................................................................................................................................	0%
Equal to 30th percentile.....................................................................................................................................	50%
Equal to 50th percentile.....................................................................................................................................	100%
Equal to or above the 90th percentile...................................................................................................................	200%

Between the percentile ranks listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn these PSUs is subject to the continued employment of the CEO through the vesting date.

Restricted Stock Units, or RSUs, represent the right to receive a single share of AES Common Stock subject to three-year service-based vesting conditions. AES grants RSUs to assist in retaining executives and also to increase their ownership of AES Common Stock, which further aligns executives’ interests with those of AES stockholders. RSUs vest based on continued service with AES in three equal installments, beginning on the first anniversary of the grant date.

A  stock option represents an individual’s right to purchase shares of AES Common Stock at a fixed exercise price, once the stock option vests. AES awards stock options to align executives’ interests by providing an incentive to increase the price of AES Common Stock subsequent to grant; a stock option only has value to the holder if the AES stock price exceeds the stock option’s exercise price after it vests. Stock options vest based on continued service with AES in three equal installments, beginning on the first anniversary of the grant date. Stock options are granted at an exercise price equal to the closing price of AES Common Stock on the grant date.

2014 Long Term Compensation Grants

As in previous years, the allocation of long-term compensation components granted in 2014 was based on a review of market practice conducted by AES and is aligned with the objective of fostering the long-term corporate performance of our parent company and rewarding individual performance.

The following table sets forth the expected target grant value for grants under the LTC Plan made to our NEOs in 2014. The expected target grant values are based on the Black-Scholes value of the stock options, assuming the options are exercised at the end of the full contractual term, and, for PSUs and RSUs, the grant date closing price of AES Common Stock on the date of grant.

	February 2014 Long-Term Compensation Expected Target Grant Value
Name	As % of Base Salary	Dollar Amount
Kenneth Zagzebski.........................................................................................................	115%	$ 402,502
Craig Jackson...............................................................................................................	65%	$ 162,500
Andrew Horrocks.........................................................................................................	60%	$ 137,473
Kelly Huntington...........................................................................................................	65%	$ 165,201
Michael Mizell...............................................................................................................	65%	$ 162,500

Further detail on all long-term compensation grants to our NEOs can be found in the Summary Compensation Table and the Grants of Plan-Based Awards Table of this Amendment.

Prior Year Performance Unit Vesting in 2014

All NEOs except for Mr. Mizell received a grant of PUs in February 2012. PUs represent the right to receive cash, subject to performance- and service-based vesting conditions.  The 2012 PU grant vested based on the same vesting conditions as the PUs granted in 2014, which terms are described in further detail above.  Further details on the 2012-2014 PU payout can be found in the Summary Compensation Table of this Amendment.

Other Relevant Compensation Elements and Policies

Perquisites

We generally do not provide any perquisites to our NEOs.  In 2014, Mr. Horrocks received certain benefits in connection with his relocation to the United States, as well as additional expatriate benefits, such as auto allowance, home visits, and housing. Messrs. Jackson and Mizell received certain benefits in connection with their relocations to Indianapolis, Indiana.

Retirement and Other Broad-Based Employee Benefits

Our NEOs, as well as our other employees, are eligible for the following benefits: participation in a defined contribution (401(k)) plan, group health insurance (including medical, dental, and vision), long- and short-term disability insurance, basic life insurance and paid time off. Messrs. Jackson and Mizell participate in the DP&L Retirement Income Plan. Our NEOs are eligible to participate in the AES Restoration Supplemental Retirement Plan (the “RSRP”), a nonqualified deferred compensation plan, which is intended to restore benefits that are limited under our broad-based retirement plans due to statutory limits imposed by the United States Internal Revenue Code (the “Code”). Contributions to the RSRP are included with All Other Compensation column of the Summary Compensation Table of this Amendment.

Severance and Change in Control Arrangements

AES maintains certain severance and change in control arrangements, including the AES Corporation Severance Plan (the “Severance Plan”) and change in control provisions in the long-term compensation award agreements. Upon a change in control of AES, unvested long-term compensation awards held by our NEOs would fully vest and become payable immediately. Any PUs and PSUs would vest based on attainment of target levels of performance. In addition, all NEOs are entitled to payments and benefits under the Severance Plan, in the event of qualifying terminations of employment.  Finally, upon a termination of service or in the event of a change in control, participants’ account balances in the RSRP would be paid out, either as a lump-sum payment or according to the participant’s election. Please see “Potential Payments upon Termination and Change in Control” below for a more detailed summary of these payments and benefits and described in the 2014 Nonqualified Deferred Compensation Table below.

Employment Agreements and Other Arrangements

Our NEOs do not have any employment agreements or other arrangements, except as disclosed herein.

Non-GAAP Measures

In this Compensation Discussion and Analysis, we reference certain non-GAAP measures, including Adjusted Earnings Per Share (Adjusted EPS), Adjusted Pretax Contribution (Adjusted PTC), Subsidiary Distributions, and Proportional Free Cash Flow, which are publicly disclosed in AES’ periodic filings with the SEC or in other materials posted on the AES website. These measures are reconciled to the nearest GAAP measure in the information below.

Adjusted Earnings Per Share (Adjusted EPS). The GAAP measure most comparable to Adjusted EPS is diluted earnings per share from continuing operations. AES defines Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions, (b) unrealized foreign currency gains or losses, (c) gains or losses due to dispositions and acquisitions of business interests, (d) losses due to impairments, and (e) costs due to the early retirement of debt.

Adjusted Pretax Contribution (Adjusted PTC). The GAAP measure most comparable to Adjusted PTC is income from continuing operations attributable to AES.  AES uses Adjusted PTC as its primary segment performance measure. AES defines Adjusted PTC as pretax income from continuing operations attributable to AES excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions, (b) unrealized foreign currency gains or losses, (c) gains or losses due to dispositions and acquisitions of business interests, (d) losses due to impairments, and (e) costs due to the early retirement of debt. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis, adjusted for the aforementioned items.

Subsidiary Distributions. The GAAP measure most comparable to Subsidiary Distributions is net cash provided by operating activities.  The difference between Subsidiary Distributions and net cash provided by operating activities consists of cash generated from operating activities that is retained at the subsidiaries for a variety of reasons, which are both discretionary and non-discretionary in nature. Subsidiary Distributions are important to AES because AES is a holding company that does not derive any significant direct revenues from its own activities, but instead relies on its subsidiaries’ business activities and the resultant distributions to fund its debt service, investment and other cash needs.

Proportional Free Cash Flow. The GAAP measure most comparable to Proportional Free Cash Flow is cash flows from operating activities. AES defines Proportional Free Cash Flow as cash flows from operating activities less maintenance capital expenditures (including non-recoverable environmental capital expenditures), adjusted for the estimated impact of noncontrolling interests.  Environmental capital expenditures that are expected to be recovered through regulatory, contractual or other mechanisms are excluded. An example of recoverable environmental capital expenditures is IPL's investment in MATS-related environmental upgrades that are recovered through a tracker.

For purposes of the 2014 PI Plan target goals and actual results, we have included certain further adjustments to Proportional Free Cash Flow, which were approved by the AES Compensation Committee. These adjustments are made in order to reflect certain changes in the AES portfolio during the year, such as sales of businesses, discontinued operations, and acquisitions.

Compensation Risk

We believe that the applicable compensation programs and policies are designed and administered with the appropriate mix of compensation elements and balance current and long-term performance objectives, cash and equity compensation, and risks and rewards associated with our executives and their roles. As a result, we believe that the risks arising from our employee compensation program are not reasonably likely to have a material adverse effect on the Company.

REPORT OF THE BOARD OF DIRECTORS

The Board of Directors has reviewed and had the opportunity to discuss the Compensation Discussion and Analysis with IPALCO representatives and, based on this review and discussion, recommended that it be included in this Amendment and our Annual Report on Form 10-K for the year ended December 31, 2014.

The Board of Directors of IPALCO Enterprises, Inc.

Renaud Faucher	Paul Freedman	Andrew Horrocks
Kelly Huntington	Craig Jackson	Michael Mizell
Thomas O’Flynn	Olivier Renault	Richard Sturges
Margaret Tigre	Kenneth Zagzebski

SUMMARY COMPENSATION TABLE (2014, 2013 and 2012)

Name and Principal Position (a)	Year (b)	Salary ($) (c)(1)	Stock Awards ($) (d)(2)	Option Awards ($) (e)(3)	Non-Equity Incentive Plan Compensation ($) (f)(4)	Change In Pension Value ($) (g)(5)	All Other Compensation ($) (h)(6)	Total ($) (i)
Kenneth Zagzebski President and CEO	2014	$ 360,219	$ 285,596	$ 100,171	$ 545,927	$ —	$ 34,323	$ 1,326,236
	2013	$ 355,388	$ 270,690	$ 78,236	$ 453,255	$ —	$ 31,282	$ 1,188,851
	2012	$ 308,862	$ 137,507	$ —	$ 295,339	$ —	$ 32,748	$ 774,456
Craig Jackson CFO.....	2014	$ 257,299	$ 81,255	$ —	$ 219,477	$ 132,286	$ 16,492	$ 706,809
	2013	$ 244,635	$ 70,505	$ —	$ 260,400	$ —	$ 22,024	$ 597,564
	2012	$ 222,692	$ 20,303	$ —	$ 159,624	$ 86,443	$ 5,245	$ 494,307
Andrew Horrocks COO, US SBU	2014	$ 237,994	$ 68,732	$ —	$ 203,577	$ —	$ 267,222	$ 777,525
Kelly Huntington President and CEO, IPL	2014	$ 260,226	$ 82,601	$ —	$ 246,506	$ —	$ 35,613	$ 624,946
	2013	$ 253,016	$ 74,024	$ —	$ 246,713	$ —	$ 35,973	$ 609,726
	2012	$ 244,943	$ 70,500	$ —	$ 210,712	$ —	$ 34,794	$ 560,949
Michael Mizell Former General Counsel	2014	$ 257,299	$ 81,255	$ —	$ 175,728	$ 8,798	$ 20,787	$ 543,867
	2013	$ 250,000	$ 56,252	$ —	$ 189,720	$ 6,236	$ 124,671	$ 626,879

(1)

The base salary earned by each NEO during fiscal years 2014, 2013 or 2012, as applicable. This is the first year that any of these individuals are NEOs of IPALCO. We have included 2013 and 2012 compensation for any individual who was an executive officer of IPALCO in prior years. The compensation disclosed in this table represents the full amount of compensation paid to each NEO and is not limited to the portion of each NEO’s compensation that was allocated to and paid by IPALCO. Mr. Horrocks assumed his current position in April 2014 and was not an executive officer of IPALCO during 2013 or 2012. Mr. Mizell served as General Counsel for IPL, IPALCO and the US SBU prior to March 2015, and as Midwest Market Business Leader for the US SBU effective March 24, 2015. Mr. Mizell joined the US SBU in 2013 and was not an executive officer of IPALCO during 2012.

(2)

Aggregate grant date fair value of performance stock units granted to Mr. Zagzebski in 2014 and 2013, and restricted stock units granted to all NEOs in the year, which are computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718, “Compensation - Stock Compensation”  (“FASB ASC Topic 718”), disregarding any estimate of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuation may be found in the financial statements, footnote 18 to the financial statements, or Management’s Discussion & Analysis, as appropriate, contained in the AES Annual Report on Form 10-K for the year ended December 31, 2014 (“AES Form 10-K”), which also includes information for 2012 and 2013. Based on the stock price at grant and assuming the maximum market and financial performance conditions are achieved, the maximum value of the performance stock units granted to Mr. Zagzebski in fiscal year 2014 and payable following completion of the 2014-2016 performance period is 27,512 units or $402,501.

(3)

Aggregate grant date fair value of stock options granted in the year, which are computed in accordance with FASB ASC Topic 718. The aggregate grant date fair value disregards any estimates of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuation may be found in the financial statements, footnote 18 to the financial statements, or Management’s Discussion & Analysis, as appropriate, contained in the AES Form 10-K, which also includes information for 2013.

(4)

The value of all non-equity incentive plan awards earned during the 2014, 2013, and 2012 fiscal years and paid in 2015, 2014, and 2013, respectively, which includes awards earned under our PI Plan (our annual incentive plan) and awards earned for the three-year performance periods ending December 31, 2014, 2013 and 2012, respectively, for our cash-based performance units granted under the LTC Plan. For example, payouts for 2014 performance unit awards are for the 2012-2014 performance period. The following chart shows the breakdown of awards under these two plans for each NEO.

Name	Year	Annual Incentive Plan Award	Payouts for Performance Unit Award	Total Non- Equity Incentive Plan Compensation
Kenneth Zagzebski...............................	2014	$ 411,900	$ 134,027	$ 545,927
	2013	$ 424,236	$ 29,019	$ 453,255
	2012	$ 244,011	$ 51,328	$ 295,339
Craig Jackson.......................................	2014	$ 199,691	$ 19,786	$ 219,477
	2013	$ 260,400	$ —	$ 260,400
	2012	$ 159,624	$ —	$ 159,624
Andrew Horrocks.................................	2014	$ 135,348	$ 68,229	$ 203,577
Kelly Huntington.................................	2014	$ 177,790	$ 68,716	$ 246,506
	2013	$ 212,873	$ 33,840	$ 246,713
	2012	$ 150,616	$ 60,096	$ 210,712
Michael Mizell.....................................	2014	$ 175,728	$ —	$ 175,728
	2013	$ 189,720	$ —	$ 189,720

(5)

Messrs. Jackson and Mizell participate in the DP&L Retirement Income Plan.    The pension plan change in value for Messrs. Jackson and Mizell is provided for the years indicated.   For 2013 and 2012, Mercer, actuary for the DP&L Retirement Income Plan, has calculated the 2013 and 2012 Change in Pension Value by first calculating the Present Value of Accumulated Benefits as of December 31, 2013, 2012 and 2011 based on the valuation census data and the assumptions as documented and set forth under the Pension Benefits table in this Amendment.  While the accrued benefit increased from December 31, 2012 to December 31, 2013, the pension value decreased by $7,256 over the same period due to an increase in the discount rate from 4.04% to 4.86%.  Messrs. Zagzebski and Horrocks and Ms. Huntington do not participate in an employer sponsored pension plan.

(6)

All Other Compensation includes employer contributions to both qualified and nonqualified defined contribution retirement plans.  The following chart shows the breakdown of contributions under these plans for each NEO.  Other compensation for Mr. Horrocks is relocation and related expenses for relocating to the United States, together with compensation he receives as an expatriate such as auto allowance, home visits and housing.  Other compensation for Messrs. Jackson and Mizell is relocation and related expenses for relocating to Indianapolis, Indiana.

Name	Year	Employer Contribution to Qualified Defined Contribution Plans	Employer Contribution to Nonqualified Defined Contribution Plans	Other	Total Other Compensation
Kenneth Zagzebski...............................	2014	$ 28,300	$ 6,023	$ —	$ 34,323
	2013	$ 27,750	$ 3,532	$ —	$ 31,282
	2012	$ 32,100	$ 648	$ —	$ 32,748
Craig Jackson.......................................	2014	$ 8,723	$ —	$ 7,769	$ 16,492
	2013	$ 7,414	$ —	$ 14,610	$ 22,024
	2012	$ 5,245	$ —	$ —	$ 5,245
Andrew Horrocks.................................	2014	$ —	$ 21,919	$ 245,303	$ 267,222
Kelly Huntington.................................	2014	$ 28,181	$ 7,432	$ —	$ 35,613
	2013	$ 27,447	$ 8,526	$ —	$ 35,973
	2012	$ 30,532	$ 4,262	$ —	$ 34,794
Michael Mizell.....................................	2014	$ 9,100	$ —	$ 11,687	$ 20,787
	2013	$ 6,515	$ —	$ 118,156	$ 124,671

GRANTS OF PLAN-BASED AWARDS (2014)

The following table provides information about the multiple year cash awards and awards of AES equity made to the NEOs in 2014.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units(#)(4)	All Other Option Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(6)
Name	Grant Date	Units	Threshold ($)	Target ($)	Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Kenneth Zagzebski			$ 153,214	$ 306,427	$ 612,853	(1)
	21-Feb-14						3,439	13,756	27,512				$ 205,102
	21-Feb-14									5,502			$ 80,494
	21-Feb-14										30,263	$ 14.63	$ 100,171
Craig Jackson			$ 77,250	$ 154,500	$ 309,000	(1)
	21-Feb-14	81,250	$ 0	$ 81,250	$ 162,500	(2)
	21-Feb-14									5,554			$ 81,255
Andrew Horrocks			$ 59,499	$ 118,997	$ 237,994	(1)
	21-Feb-14	68,737	$ 0	$ 68,737	$ 137,474	(2)
	21-Feb-14									4,698			$ 68,732
Kelly Huntington			$ 78,156	$ 156,312	$ 312,624	(1)
	21-Feb-14	82,601	$ 0	$ 82,601	$ 165,202	(2)
	21-Feb-14									5,646			$ 82,601
Michael Mizell			$ 77,250	$ 154,500	$ 309,000	(1)
	21-Feb-14	81,250	$ 0	$ 81,250	$ 162,500	(2)
	21-Feb-14									5,554			$ 81,255

(1)

Each NEO received an award under the PI Plan (our annual incentive plan) in 2014. The first row of data for each NEO shows the threshold, target and maximum award under the PI Plan. For the PI Plan, the threshold award is 50% of the target award, and the maximum award is 200% of the target award. The extent to which awards are payable depends upon AES’ performance against goals established in the first quarter of the fiscal year, as described in the Compensation Discussion and Analysis, above. This award was paid in the first quarter of 2015 and the actual payout amounts are shown in footnote 4 to the Summary Compensation Table.

(2)

Each NEO other than Mr. Zagzebski received a grant of performance units on February 21, 2014, which were awarded under the LTC Plan. These units vest based on both market and financial performance conditions, and service conditions. The financial performance condition is based on the EBITDA less CapEx metric for the three-year period ending December 31, 2016 (as more fully described in the Compensation Discussion and Analysis of this Amendment). At threshold, the vesting percentage is 0%. At maximum performance, the vesting percentage is 200%. Straight-line interpolation is applied for performance between the threshold and target and between the target and maximum.

(3)

Mr. Zagzebski received a grant of performance stock units on February 21, 2014 awarded under the LTC Plan. As described in the Compensation Discussion and Analysis, these units vest based on both market and financial performance conditions, and service conditions. The market condition, which applies to half the award is based on the AES Total Stockholder Return as compared to the Total Stockholder Return of the S&P 500 Utility companies for the three-year period ending December 31, 2016 (as more fully described in the Compensation Discussion and Analysis of this Amendment). The financial performance condition which applies to the other half of the award is based on the EBITDA less CapEx metric for the three-year period ending December 31, 2016 (as more fully described in the Compensation Discussion and Analysis of this Amendment). At threshold performance the vesting percentage is 25%. At maximum performance, the vesting percentage is 200%. Straight-line interpolation is applied for performance between the threshold and target and between the target and maximum.

With respect to the service-based condition, voluntary termination or termination for cause prior to the end of the three-year performance period will result in the forfeiture of all outstanding performance stock units. Involuntary termination or a qualified retirement, which requires the NEO to reach 60 years of age and seven years of service with the Company, allow prorated time-vesting in increments of one-third or two-thirds vesting if the NEO has completed one or two years of service from the grant date, respectively. Service-based vesting is contingent on at least one of the two performance conditions being achieved at a minimum of threshold performance.

(4)

Each NEO received a grant of restricted stock units on February 21, 2014 awarded under the LTC Plan. These units vest on a service-based condition in which one-third of the restricted stock units vest on each of the first three anniversaries of the grant.

(5)

Mr. Zagzebski received a grant of stock options on February 21, 2014 awarded under the LTC Plan. The stock options vest on a service-based condition in which one-third of the stock options vest and become exercisable on each of the first three anniversaries of the grant.

(6)

Aggregate grant date fair value of performance stock units, restricted stock units and stock options granted during 2014, which are computed in accordance with FASB ASC Topic 718 disregarding any estimates of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuations may be found in the financial statements, footnote 18 to the financial statements, or Management’s Discussion & Analysis, as appropriate, contained in the AES Form 10-K.

Based on the stock price at grant and assuming the maximum market and financial performance conditions are achieved, the maximum value of the performance stock units granted in fiscal year 2014 and payable following completion of the 2014-2016 performance period is shown in footnote 2 of the Summary Compensation Table of this Amendment.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2014)

The following table contains information concerning exercisable and unexercisable stock options and unvested stock awards with respect to AES stock granted to the NEOs that were outstanding on December 31, 2014. The market value of stock awards is based on the closing price of a share of AES Common Stock on December 31, 2014 of $13.77. The NEOs do not hold any equity in IPALCO.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)(3)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kenneth Zagzebski	4,902	—		$ 18.87	22-Feb-18
	11,800	23,601	(1)	$ 11.17	15-Feb-23
	—	30,263	(2)	$ 14.63	21-Feb-24	13,172	$ 181,378	29,972	$ 412,714
Craig Jackson...						10,256	$ 141,225
Andrew Horrocks	2,374	—		$ 16.81	25-Feb-15
	4,045	—		$ 17.58	24-Feb-16
	3,544	—		$ 22.28	23-Feb-17
	3,690	—		$ 18.87	22-Feb-18	10,411	$ 143,359
Kelly Huntington.	1,002	—		$ 17.22	25-Feb-15
	2,385	—		$ 17.58	24-Feb-16
	2,655	—		$ 22.28	23-Feb-17
	4,085	—		$ 18.87	22-Feb-18	11,780	$ 162,211
Michael Mizell.						8,912	$ 122,718

(1)Option grant made on February 15, 2013, which vests in three equal installments on the following dates: February 15, 2014, February 15, 2015 and February 15, 2016.

(2)Option grant made on February 21, 2014, which vests in three equal installments on the following dates: February 21, 2015, February 21, 2016 and February 21, 2017.

(3)Included in this column are grants of restricted stock units that vest in three equal installments on the first three anniversaries of grant.  These awards include:

A restricted stock unit grant made to all NEOs excluding Mr. Mizell on February 17, 2012 that will vest in one remaining installment on February 17, 2015.

A restricted stock unit grant made to all NEOs on February 15, 2013 that will vest in two remaining equal installments on February 15, 2015 and February 15, 2016.

A restricted stock unit grant made to all NEOs on February 21, 2014 that will vest in three equal installments on February 21, 2015, February 21, 2016 and February 21, 2017.

(4)Included in this column are performance stock units granted to Mr. Zagzebski on February 15, 2013 and February 21, 2014, which vest based on market and financial performance conditions (AES three-year cumulative Total Stockholder Return relative to S&P 500 Utility companies and EBITDA less CapEx, each weighted 50%) and three-year service conditions (but only when and to the extent the market and financial performance conditions are met).

Based on AES’ performance through the end of fiscal year 2014 relative to the performance criteria, the AES current period to-date results for the ongoing performance periods are between threshold and target, and, thus, the target number of performance stock units granted in 2013 and 2014 are included above.

OPTION EXERCISES AND STOCK VESTED (2014)

The following table contains information concerning the exercise of AES stock options and the vesting of AES restricted stock unit awards by the NEOs during 2014.

	Option Awards		Stock Awards (1)
Name (a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c)	Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(e)
Kenneth Zagzebski...................................	—	$ —	7,116	$ 104,261
Craig Jackson...........................................	—	$ —	2,598	$ 37,982
Andrew Horrocks.....................................	—	$ —	5,616	$ 82,373
Kelly Huntington.....................................	—	$ —	5,799	$ 85,044
Michael Mizell.........................................	—	$ —	1,678	$ 24,532

(1)	Vesting of stock awards in 2014 consisted of three separate grants, as set forth in the following tables:

Number of Shares Acquired on Vesting (#)

Name	2/18/11 RSUs (i)	2/17/12 RSUs (ii)	2/15/13 RSUs (iii)	Total
Kenneth Zagzebski...................................................................................	1,608	3,346	2,162	7,116
Craig Jackson...........................................................................................	—	494	2,104	2,598
Andrew Horrocks.....................................................................................	1,909	1,703	2,004	5,616
Kelly Huntington.....................................................................................	1,875	1,715	2,209	5,799
Michael Mizell.........................................................................................	—	—	1,678	1,678

Value Realized on Vesting ($)

Name	2/18/11 RSUs (i)	2/17/12 RSUs (ii)	2/15/13 RSUs (iii)	Total
Kenneth Zagzebski.....................................................................................	$ 23,734	$ 48,919	$ 31,608	$ 104,261
Craig Jackson.............................................................................................	$—	$ 7,222	$ 30,760	$ 37,982
Andrew Horrocks.......................................................................................	$ 28,177	$ 24,898	$ 29,298	$ 82,373
Kelly Huntington.......................................................................................	$ 27,675	$ 25,073	$ 32,296	$ 85,044
Michael Mizell...........................................................................................	$—	$ —	$ 24,532	$ 24,532

(i)

The February 18, 2011 restricted stock unit grant vested in three equal installments on the first three anniversaries of the grant date. The final vesting event occurred on February 18, 2014, on which date the AES stock price was $14.76.

(ii)

The February 17, 2012 restricted stock unit grant vested in three equal installments on the first three anniversaries of the grant date. The second vesting event occurred on February 17, 2014, on which date the AES stock price was $14.62.

(iii)

The February 15, 2013 restricted stock unit grant vested in three equal installments on the first three anniversaries of the grant date. The first vesting event occurred on February 15, 2014, on which date the AES stock price was $14.62.

PENSION BENEFITS (2014)

The following table provides information with respect to each defined benefit pension plan in which any of the NEOs participate. During 2014, no payments or benefits were paid to any of the NEOs under any defined benefit pension plan.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)(2)	Present Value of Accumulated Benefit ($) (d)(3)(4)
Kenneth Zagzebski (1)...............................................................................	—	—	$ —
Craig Jackson.............................................................................................	DP&L Retirement Income Plan	14	$ 349,973
Andrew Horrocks (1).................................................................................	—	—	$ —
Kelly Huntington (1).................................................................................	—	—	$ —
Michael Mizell...........................................................................................	DP&L Retirement Income Plan	2	$ 15,034

(1)	Messrs. Zagzebski and Horrocks and Ms. Huntington do not participate in an employer-sponsored pension plan.
(2)	Assumes 1,000 hours earned in plan years 2000-2014 for Mr. Jackson, and for plan years 2013-2014 for Mr. Mizell.

(3)	Based on the census data as reported by DPL for valuation purposes and the following assumptions:

Measurement Date	12/31/2014	12/31/2013	12/31/2012	12/31/2011
Discount Rate	4.02%	4.86%	4.04%	4.88%
Cash Balance Interest Credit	3.80%	3.79%	N/A	N/A
Post-retirement Mortality	MRP 2007 projected generationally with MSS-2007	RP 2000 projected generationally with Scale AA	RP 2000 projected generationally with Scale AA	RP 2000 projected generationally with Scale AA
Pre-retirement Mortality	None	None	None	None
Withdrawal	None	None	None	None
Retirement Age – Pre - 2011	62	62	62	62
Form of Payment – Pre - 2011 hires	Single Life Annuity	Single Life Annuity	Single Life Annuity	Single Life Annuity
Retirement Age – Post - 2010	65	65	65	65
Form of Payment – Post - 2010 hires	Lump Sum	Lump Sum	Lump Sum	Lump Sum

Additionally, these calculations assume census information as follows:

	Date of Birth	Date of Hire
Mr. Jackson	9/29/72	2/14/2000
Mr. Mizell	4/27/67	11/13/12

Compensation:
Year	Mr. Jackson	Mr. Mizell	IRS Maximum Compensation
2014	$ 260,000	$ 260,000	$ 260,000
2013	$ 244,635	$ 250,000	$ 255,000
2012	$ 222,692	$ 4,808	$ 250,000
2011	$ 200,877	N/A	$ 245,000
2010	$ 189,731	N/A	$ 245,000
2009	$ 173,654	N/A	$ 245,000

(4)

For Mr. Jackson, the Present Value of Accumulated Benefit calculations includes the $187.50 monthly supplemental benefit payable from age 62 to age 65. For Mr. Mizell, the estimated cash balance account at December 31, 2014 is posted as the Present Value of Accumulated Benefits.

Employee Retirement Plans

The DP&L Retirement Income Plan (the “Plan”) is a qualified defined benefit plan that provides retirement benefits to employees of DP&L and its affiliates who are participating employers who meet the participation requirements, including Messrs. Jackson and Mizell.  DP&L is a sister company to IPALCO and NEOs may receive benefits under DP&L plans because they previously were (or concurrently are) employed there.  The Plan covers both union (unit) and nonunion (management) employees.  Plan provisions differ by union, management pre-2011 hires (Legacy), and management post-2010 hires.  Mr. Jackson is in the management - pre-2011 hires, and Mr.

Mizell is in the management - post-2010 hires.  Messrs. Jackson and Mizell are not currently eligible for early retirement benefits under the Plan.

Management – pre-2011 hires.    Eligible participants must be at least 21 years old and have completed at least  one year of service. Participants earn one year of service for each plan year during which they work at least 1,000 hours. In general, employees receive pension benefits in an amount equal to (a) 1.25% of the average of the employee’s highest three consecutive annual base salaries for the five years immediately preceding the employee’s termination of employment, plus 0.45% of such average pay in excess of the employee’s 35-year average of Social Security wages, multiplied by (b) the employee’s years of service (not exceeding 30 years). Employees become vested in their pension benefits after five years of service.  Generally, an employee’s normal pension retirement benefits are fully available on his or her 65th birthday. If an employee is no longer employed by a participating employer prior to vesting in the DP&L Retirement Income Plan, the employee forfeits his or her pension benefits. Early retirement benefits are available to employees at any time once they reach age 55 and have completed 10 years of service. However, if pension payments start before an employee reaches age 62, the monthly benefit is reduced by 3/12% for each month before the employee reaches age 62. Participants retiring early receive an additional $187.50 per month until age 65, in addition to the regular pension benefit. Generally, pension benefits under the DP&L Retirement Income Plan are paid in monthly installments upon retirement; however, such benefits may be paid in a lump sum depending on the amount of pension benefits available to the employee. Employees have a right to choose a surviving spouse benefit option. If this option is chosen, pension benefits to the employee are reduced.

Management – post-2010 hires.   Eligible participants must be at least 21 years old and have completed at least one year of service. Participants earn one year of service for each plan year during which they work at least 1,000 hours. The pension benefit is based on a cash balance formula. Both a pay credit and an interest credit are added to the participant’s beginning of year cash balance account for each year of service. Pay credits range from 3% to 7%, depending on years of service earned after 12/31/2010. The interest credit is based on the greater of 3.79% and the 30-year Treasury Security yield with a 2-month look back, both adjusted to reflect quarterly allocations. Employees become vested in their pension benefits after three years of service.  Generally, an employee’s normal pension retirement benefits are fully available on his or her 65th birthday. If an employee is no longer employed by a participating employer prior to vesting in the DP&L Retirement Income Plan, the employee forfeits his or her pension benefits. A vested cash balance employee who terminates is eligible to receive his or her vested account and to elect an annuity starting date immediately, but not earlier than the termination date. Generally, pension benefits under the DP&L Retirement Income Plan are paid in monthly installments upon retirement; however, the cash balance account may be paid in a lump sum equal to the cash balance account. Preretirement death benefits are paid to the surviving spouse of a cash balance participant.

NONQUALIFIED DEFERRED COMPENSATION (2014)

The following table contains information for the NEOs for each of our plans that provides for the deferral of compensation that is not tax-qualified.

Name (a)(1)	Executive Contributions in Last Fiscal Year ($) (b)(2)	Employer Contributions in Last Fiscal Year ($) (c)(3)	Aggregate Earnings in Last Fiscal Year ($) (d)(4)	Aggregate Withdrawals/ Distributions ($) (e)(5)	Aggregate Balance at Last FYE ($) (f)(6)
Kenneth Zagzebski.....................................................	$ 2,500	$ 6,023	$ (4,201)	$ (68,850)	$ 13,343
Craig Jackson.............................................................	$ —	$ —	$ —	$ —	$ —
Andrew Horrocks.......................................................	$ —	$ —	$ (3,249)	$ (60,450)	$ —
Kelly Huntington.......................................................	$ 5,026	$ 7,432	$ (3,396)	$ (80,610)	$ 40,217
Michael Mizell...........................................................	$ —	$ —	$ —	$ —	$ —

(1)	Messrs. Jackson and Mizell are eligible to participate in the RSRP but do not currently participate in this plan.
(2)	Represents elective contributions by the NEOs to the RSRP in 2014.
(3)

Represents employer contributions to the RSRP in the 2014. The amounts reported in this column, as well as the employer’s additional contributions to the AES and DPL 401(k) plans, are included in the amounts reported in the 2014 row of the “All Other Compensation” column of the Summary Compensation Table.

(4)	Represents investment earnings under the RSRP and earnings on the mandatory deferrals of earned restricted stock units. A breakdown of amounts reported in this column is as follows:
Name	Investment Earnings Under Restoration Supplemental Retirement Plan	Earnings on Deferred Restricted Stock Units	Total Earnings in Last Fiscal Year
Kenneth Zagzebski.........................................	$ (501)	$ (3,700)	$ (4,201)
Craig Jackson.................................................	$—	$—	$—
Andrew Horrocks...........................................	$—	$ (3,249)	$ (3,249)
Kelly Huntington...........................................	$ 936	$ (4,332)	$ (3,396)
Michael Mizell...............................................	$—	$—	$—

(5)

Represents distributions from the RSRP and the value of the 2010 restricted stock units released from the mandatory deferral period as of December 31, 2014 (based on the closing price AES stock price of $13.77). A breakdown of amounts reported in this column is as follows:

Name	Distributions From RSRP	2010 Restricted Stock Unit Distribution	Total Aggregate Withdrawals/ Distributions
Kenneth Zagzebski.........................................	$—	$ (68,850)	$ (68,850)
Craig Jackson.................................................	$—	$—	$—
Andrew Horrocks...........................................	$—	$ (60,450)	$ (60,450)
Kelly Huntington...........................................	$—	$ (80,610)	$ (80,610)
Michael Mizell...............................................	$—	$—	$—

(6)	Represents the balance of amounts in the RSRP accounts at the end of 2014.

Narrative Disclosure Relating to the Nonqualified Deferred Compensation Table

The AES Corporation Restoration Supplemental Retirement Plan (RSRP)

The Code places statutory limits on the amount that participants, such as our NEOs, can contribute to the AES Corporation Retirement Savings Plan (the “AES 401(k) Plan”). As a result of these regulations, matching contributions made to the AES 401(k) Plan accounts of our NEOs who participated in that plan in fiscal year 2014 were limited. To address the fact that participant and employer contributions are restricted by the statutory limits imposed by the Code, our NEOs and other highly compensated employees are eligible to participate in the RSRP, which is designed primarily to restore benefits limited under our broad-based retirement plans due to statutory limits imposed by the Code.

Under the AES 401(k) Plan, eligible employees, including certain of our NEOs, can elect to defer a portion of their compensation into the AES 401(k) Plan, subject to certain statutory limitations imposed by the Code such as the limitations imposed by Sections 402(g) and 401(a)(17) of the Code. The Company matches, dollar-for-dollar, the first 5% of compensation that an individual contributes to the AES 401(k) Plan. In addition, individuals who participate in the RSRP may defer up to 80% of their compensation (excluding bonuses) and up to 100% of their annual bonus under the RSRP. The Company provides a matching contribution to the RSRP for individuals who actively defer and who are also subject to the statutory limits described above.

On an annual basis, AES may choose to make discretionary retirement savings contributions (a “profit-sharing contribution”) to all eligible participants in the AES 401(k) Plan. The profit-sharing contribution, made in the form of AES Common Stock, is provided to individuals as a percentage of their compensation, subject to certain statutory limitations imposed by the Code, such as the limitations imposed by Sections 401(a)(17) and 415 of the Code.

Eligible individuals participating in the RSRP also receive a supplemental profit-sharing contribution. The amount of the supplemental profit-sharing contribution is equal to the difference between the profit-sharing contribution provided by the Company under the AES 401(k) Plan and the profit-sharing contribution that would have been made by the Company under the AES 401(k) Plan if no Code limits applied.

Participants in the RSRP may designate up to four separate deferral accounts, each of which may have a different distribution date and a different distribution option. A participant may elect to have distributions made in a lump-sum payment or annually over a period of two to 15 years. All distributions are made in cash.

Individuals have the ability to select from a list of hypothetical investments, which currently includes an AES stock hypothetical investment option. The investment options are functionally equivalent to the investments made available to all participants in the AES 401(k) Plan. Individuals may change their hypothetical investments within the time periods that are permitted by the AES Compensation Committee, provided that they are entitled to change such designations at least quarterly.

Earnings or losses are credited to the deferral accounts based on the amount that would have been earned or lost if the amounts had actually been invested.

Individual RSRP account balances are always 100% vested.

Restricted Stock Units and Performance Stock Units

Under the terms of the AES Long Term Compensation Plan, the shares underlying restricted stock unit and performance stock unit awards granted prior to 2011 were not issued until two years after they had vested. Beginning with grants made in 2011, shares subject to restricted stock unit and performance stock unit awards are issued immediately after they become vested. The final distribution of the vested units from the 2010 restricted stock unit awards were distributed at the end of 2014.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL (2014)

The following table contains estimated payments and benefits to each of the NEOs in connection with a termination of employment or a change in control of AES. None of the NEOs would be entitled to compensation upon a change in control of IPALCO. The following amounts assume that a termination or change in control of AES occurred on December 31, 2014, and, where applicable, uses the closing price of AES Common Stock of $13.77 (as reported on the NYSE on December 31, 2014).

Termination
Name	Voluntary or for Cause	Without Cause	In Connection with Change in Control	Death	Disability	Change in Control Only (No Termination)
Kenneth Zagzebski
Cash Severance (1)	$ 0	$ 360,219	$ 720,438	$ 0	$ 0	$ 0
Accelerated Vesting of LTC (2)	$ 0	$ 655,455	$ 655,455	$ 655,455	$ 655,455	$ 655,455
Benefits Continuation (3)	$ 0	$ 14,678	$ 22,017	$ 0	$ 0	$ 0
Outplacement Assistance (4)	$ 0	$ 25,000	$ 25,000	$ 0	$ 0	$ 0
Total	$ 0	$ 1,055,352	$ 1,422,910	$ 655,455	$ 655,455	$ 655,455
Craig Jackson
Cash Severance (1)	$ 0	$ 257,299	$ 514,598	$ 0	$ 0	$ 0
Accelerated Vesting of LTC (2)	$ 0	$ 292,975	$ 292,975	$ 292,975	$ 292,975	$ 292,975
Benefits Continuation (3)	$ 0	$ 13,419	$ 20,128	$ 0	$ 0	$ 0
Outplacement Assistance (4)	$ 0	$ 25,000	$ 25,000	$ 0	$ 0	$ 0
Total	$ 0	$ 588,693	$ 852,701	$ 292,975	$ 292,975	$ 292,975
Andrew Horrocks
Cash Severance (1)	$ 0	$ 178,495	$ 178,495	$ 0	$ 0	$ 0
Accelerated Vesting of LTC (2)	$ 0	$ 279,272	$ 279,272	$ 279,272	$ 279,272	$ 279,272
Benefits Continuation (3)	$ 0	$ 6,925	$ 6,925	$ 0	$ 0	$ 0
Outplacement Assistance (4)	$ 0	$ 0	$ 0	$ 0	$ 0	$ 0
Total	$ 0	$ 464,692	$ 464,692	$ 279,272	$ 279,272	$ 279,272
Kelly Huntington
Cash Severance (1)	$ 0	$ 260,226	$ 520,452	$ 0	$ 0	$ 0
Accelerated Vesting of LTC (2)	$ 0	$ 318,837	$ 318,837	$ 318,837	$ 318,837	$ 318,837
Benefits Continuation (3)	$ 0	$ 23,051	$ 34,576	$ 0	$ 0	$ 0
Outplacement Assistance (4)	$ 0	$ 25,000	$ 25,000	$ 0	$ 0	$ 0
Total	$ 0	$ 627,114	$ 898,865	$ 318,837	$ 318,837	$ 318,837
Michael Mizell
Cash Severance (1)	$ 0	$ 257,299	$ 514,598	$ 0	$ 0	$ 0
Accelerated Vesting of LTC (2)	$ 0	$ 260,218	$ 260,218	$ 260,218	$ 260,218	$ 260,218
Benefits Continuation (3)	$ 0	$ 14,678	$ 22,017	$ 0	$ 0	$ 0
Outplacement Assistance (4)	$ 0	$ 25,000	$ 25,000	$ 0	$ 0	$ 0
Total	$ 0	$ 557,195	$ 821,833	$ 260,218	$ 260,218	$ 260,218

(1)

In addition to the amounts reflected in the above table, a pro rata bonus, to the extent earned, would be payable to all NEOs, except for Mr. Horrocks, upon a termination without cause or a qualifying termination following a change in control. Pro rata bonus amounts are not included in the above table because, as of December 31, 2014, the service and performance conditions under AES’ 2014 annual incentive plan would have been satisfied, so such amounts will be paid irrespective of whether a termination or change in control occurs.

(2)	Accelerated vesting of Long-Term Compensation (“LTC”) includes:
•	The in-the-money value of unvested stock options granted in February 2013;
•	The value of outstanding performance stock units granted in February 2013 and 2014, at the target payout level;
•	The value of outstanding restricted stock units granted in February 2012, 2013 and 2014; and

•	The value of unvested performance units granted in February 2013 and 2014, at the target payout level.

The following table provides further detail on accelerated vesting of LTC awards by award type.

Name	Zagzebski	Jackson	Horrocks	Huntington	Mizell
Long-Term Award Type:
Stock Options.........................................................................	$ 61,363	$—	$—	$—	$—
Performance Stock Units...........................................................	$ 412,714	$—	$—	$—	$—
Restricted Stock Units...............................................................	$ 181,378	$ 141,225	$ 143,359	$ 162,211	$ 122,718
Performance Units...................................................................	$—	$ 151,750	$ 135,913	$ 156,626	$ 137,500
Total Accelerated LTC Vesting...................................................	$ 655,455	$ 292,975	$ 279,272	$ 318,837	$ 260,218

(3)

Upon  a termination without cause or a qualifying termination following a change in control, the NEO may receive continued medical, dental and vision benefits. The value of this benefits continuation is based on the share of premiums paid by the employer on each NEO’s behalf in 2014, based on the coverage in place at the end of December 2014. For the benefit continuation period, each NEO is responsible for paying the portion of premiums previously paid as an employee.

(4)

Upon  a termination without cause or a qualifying termination following a change in control, the NEOs, except for Mr. Horrocks, are eligible for outplacement benefits. The estimated value of this benefit is $25,000.

Additional Information Relating to Potential Payments upon Termination of Employment or Change in Control

The following narrative outlining our compensatory arrangements with our NEOs is in addition to other summaries of their terms found in the Compensation Discussion and Analysis of this Amendment, “Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table” of this Amendment, and “Narrative Disclosure Relating to the Nonqualified Deferred Compensation Table” of this Amendment.

Potential Payments upon Termination Under the AES Corporation Severance Plan

The Severance Plan provides for certain payments and benefits to participants upon the involuntary termination of their employment under certain circumstances. All of our NEOs were entitled to the benefits provided by the Severance Plan in 2014.

Salary continuation, applicable benefits and severance payments are provided under the Severance Plan if the employee’s employment is involuntarily terminated due to a reduction in force, the permanent elimination of a position, the restructuring or reorganization of a business unit, division, department, or other business segment, a termination by mutual consent due to unsatisfactory job performance with our agreement that the employee is entitled to benefits, or declining an offer to relocate to a new job position more than 50 miles from the employee’s current location. If the employee’s job is eliminated and the employee declines a new position, regardless of location, the individual will not be entitled to receive benefits in accordance with the Severance Plan.

Upon the termination of his or her employment under the above circumstances, our NEOs, other than Mr. Horrocks, would be entitled to receive the following:

•	Salary continuation payments equal to the NEO’s annual base salary, which would be paid over time in accordance with our payroll practices and the terms of the Severance Plan;
•

An additional payment equal to a pro rata portion of the NEO’s bonus, to the extent earned, based upon the time the NEO was employed during the year in which his or her employment terminates, provided that applicable performance conditions are met;

•

In the event that the NEO elects COBRA coverage under the health plan in which he or she participates, we would pay an amount of the premium he or she pays for such coverage (for up to 12 months) equal to the premium we pay for active employees. The Company would also provide the NEO with continuation of dental and vision benefit programs, with the NEO paying the same portion of the premiums as were previously paid as an employee;

•

The NEO will be provided with outplacement services provided by an independent agency, provided that the benefit is incurred by and may not extend beyond December 31 of the second calendar year following the calendar year in which the termination occurred;

•

In the event that termination of the NEO’s employment occurs due to the circumstances described above and within two years after a “change in control,” the amount of the NEO’s salary continuation payment will be doubled, and the length of the healthcare benefit continuation period will also be doubled, but can never be more than 18 months; and

•

Benefits are not available under the Severance Plan if the NEO’s employment is terminated in connection with the sale of a business, if the NEO is employed by the purchaser or if the NEO is offered employment with the purchaser with substantially equivalent benefits and salary package (provided the offer does not require relocation more than 50 miles from the current location).

In the event of a qualifying termination under the Severance Plan, Mr. Horrocks would be entitled to 39 weeks’ prorated annual compensation and continuation of health benefits during this 39-week period.

The obligation to provide these payments and benefits to the NEOs under the Severance Plan would be conditioned upon the execution and delivery of a written release of claims against the Company and AES. At our discretion, the release may also contain such noncompetition, nonsolicitation and nondisclosure provisions as we may consider necessary or appropriate.

Payment of Long-Term Compensation Awards in the Event of Termination or Change in Control as Determined by the Provisions Set Forth in the 2003 Long Term Compensation Plan (for all NEOs)

The vesting of performance stock units, restricted stock units, stock options and performance units and the ability of our NEOs to exercise or receive payments under those awards may be accelerated upon (1) the termination of an NEO’s employment or (2) as a result of a change in control. The vesting conditions are defined by the provisions set forth in the 2003 Long Term Compensation Plan as outlined below:

Performance Stock Units, Restricted Stock Units and Performance Units. Our CEO holds outstanding performance stock units, and all of our NEOs hold outstanding restricted stock units and performance units. If an NEO’s employment is terminated by reason of death or disability prior to the third anniversary of the grant date of a performance stock unit or a restricted stock unit, the performance stock units (at target), and/or restricted stock units will immediately vest and be delivered.

If the NEO’s employment is terminated for any reason other than death or disability prior to the third anniversary of the grant date of a performance stock unit granted before 2013 or a restricted stock unit, the NEO will forfeit all performance stock units and/or restricted stock units for which the service-based vesting condition has not been met.

Beginning with the 2013 performance stock unit grants, voluntary termination or termination for cause prior to the end of the three-year performance period will result in the forfeiture of all outstanding performance stock units. Involuntary termination other than for cause or a qualified retirement, which requires the NEO to reach 60 years of age and have at least seven years of service with the employer, allow prorated time-vesting in increments of one-third or two-thirds vesting if the NEO has completed one or two years of service from the grant date, respectively.

If a change in control occurs prior to the payment date of a performance stock unit, restricted stock unit award, or performance unit award, outstanding performance stock units (at target), restricted stock units, and performance units will become fully vested, and the delivery date will occur contemporaneous with the completion of the change in control.

Stock Options. Messrs. Zagzebski and Horrocks and Ms. Huntington each hold outstanding stock options. If an NEO’s employment is terminated by reason of death or disability, the stock options shall be immediately accelerated and become fully vested, exercisable, and payable, but such options will expire one year after the termination date or, if earlier, on the original expiration date of such stock option had the NEO remained employed through such date.

If the NEO’s employment is terminated for Cause, all unvested stock options will be forfeited, and all vested stock options will expire three months after the termination date or, if earlier, on the original expiration date of such stock option.

If the NEO’s employment is terminated for any other reason, all of the unvested stock options will be forfeited and all vested stock options will expire 180 days after the termination date or, if earlier, on the original expiration date of such stock option.

In the event of a change in control, all of the NEO’s stock options will vest and become fully exercisable. However, the AES Compensation Committee may cancel outstanding stock options (1) for consideration equal to an amount to which the NEO would otherwise be entitled to receive in the change in control transaction if the NEO exercised the stock options, less the exercise price of such stock options, or, (2) if the amount determined pursuant to (1) would be negative, for no consideration. Any such payment may be made in cash, securities, or other property.

The AES Corporation Restoration Supplemental Retirement Plan (RSRP)

In the event of a termination of the NEO’s employment (other than by reason of death) prior to reaching retirement eligibility, or, in the event of a change in control (defined in the same manner as the term “change in control” in the RSRP described below), the balances of all of the NEO’s deferral accounts under the RSRP will be paid in a lump sum. In the event of an NEO’s death or retirement, the balances in the NEO’s deferral accounts will be paid according to his or her elections if the NEO was 59 1/2 or more years old at the time of his or her death or retirement. In the event of the NEO’s death or retirement before age 59 1/2 , the value of the deferral account will be paid in a lump sum.

Director Compensation

None of our Directors who are also employees of IPL, AES, or any of its affiliates, receive any additional payment for their services on the Board. We did not have any non-employee directors who received compensation for their services on the Board in 2014.  During 2014, CT Corporation was paid an annual fee of $2,300 for services in providing an independent director on our Board. The representative from CT Corporation resigned effective February 11, 2015.

Compensation Committee Interlocks and Insider Participation

There are no committees of the Board of Directors of IPALCO. Please see the compensation discussion and analysis in this Amendment for a discussion of the process undertaken in setting executive compensation.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following two tables set forth information regarding the beneficial ownership of IPALCO’s Common Stock and the Common Stock of The AES Corporation as of April 1, 2015 by (a) each current Director and each NEO set forth in the Summary Compensation Table in this Amendment, (b) all Directors and Executive Officers as a group and (c) all persons who are known by IPALCO to be the beneficial owner of more than five percent (5%) of the Common Stock of IPALCO and of AES (based on their public filings with the SEC as of April 1, 2015 or as otherwise known to IPALCO). Under SEC Rule 13d-3 of the Exchange Act, “beneficial ownership” includes shares for which the individual, directly or indirectly, has or shares voting power (which includes the power to vote or direct the voting of the shares) or investment power (which includes the power to dispose or direct the disposition of the shares), whether or not the shares are held for individual benefit. Under these rules, more than one person may be deemed the beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the best of our knowledge, sole voting and investment power with respect to the indicated shares of the AES Common Stock.

Except as otherwise indicated, the address for each person below is c/o IPALCO Enterprises, Inc. One Monument Circle, Indianapolis, Indiana 46204.

(a)Common Stock of IPALCO

Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership	Percent of IPALCO Common Stock Outstanding
AES U.S. Investments, Inc....................................................................................................	89,685,177	88.36%
CDP Infrastructure Fund, GP...............................................................................................	11,818,928	11.64%
All Directors and Executive Officers as a Group (13 people) .......................................................................................................	0	0%

(b)Common Stock of The AES Corporation

Name/Address	Position Held With the Company	Shares of Common Stock Beneficially Owned (1)(2)	Percent of Class (1)(2)
Renaud Faucher...........................................	Director	0	0%
Paul L. Freedman.........................................	Director	14,492	*
Andrew J. Horrocks.....................................	Director and Executive Officer	21,920	*
Kelly M. Huntington.....................................	Director and Executive Officer	26,977	*
Craig L. Jackson...........................................	Director and Executive Officer	17,616	*
Michael S. Mizell.........................................	Director and Executive Officer	12,420	*
Thomas M. O’Flynn.....................................	Director	334,754	*
Olivier Renault.............................................	Director	0	0%
Richard A. Sturges.......................................	Director	28,077	*
Margaret E. Tigre.........................................	Director	33,453	*
Kenneth J. Zagzebski.....................................	Director and Executive Officer	79,896	*
All Directors and Executive Officers as a Group (13 people)		582,616	*

*Shares held represent less than 1% of the total number of outstanding shares of AES Common Stock.

(1)The shares of AES Common Stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the SEC rules, shares of AES Common Stock, which are subject to options, units or other securities that are exercisable or convertible into shares of AES Common Stock within 60 days of March 31, 2015, are deemed to be outstanding and beneficially owned by the persons holding such options, units or other securities. Such underlying shares of Common Stock are deemed to be outstanding for the purpose of computing such person’s ownership percentage, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)Includes (a) the following shares issuable upon exercise of options outstanding as of March 31, 2015 that are able to be exercised within 60 days of March 31, 2015:  Mr. Faucher – 0 shares; Mr. Freedman – 2,042  shares; Mr. O’Flynn – 254,814 shares; Mr. Renault – 0 shares; Mr. Sturges – 3,796 shares; Ms. Tigre – 19,212 shares; Mr. Zagzebski – 38,589 shares; Mr. Jackson – 0 shares; Mr. Horrocks – 11,279 shares; Ms. Huntington – 9,125 shares; Mr. Mizell – 0 shares; all directors and executive officers as a group – 338,857 shares; (b) the following shares held in The AES Retirement Savings Plan: Mr. Freedman – 507 shares; Mr. O’Flynn –7,026 shares; Mr. Sturges – 2,036 shares; Ms. Tigre – 1,788 shares; Mr. Zagzebski – 11,134 shares; Mr. Jackson – 0 shares; Mr. Horrocks – 0 shares; Ms. Huntington – 4,758 shares; Mr. Mizell – 0 shares; all directors and executive officers as a group – 28,610  shares.

Change in Control

IPALCO was acquired by AES in March 2001, and is owned by AES US Investments and a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec, IPALCO’s new minority interest holder (“CDPQ”). AES US Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). AES U.S. Holdings, LLC is wholly owned by AES. The interest in AES U.S. Holdings, LLC has been pledged by AES under the terms of its credit agreement providing for its senior secured credit facility. Any exercise of remedies under this pledge could result at a subsequent date in a change in control of IPALCO.

Equity Securities under Compensation Plans

As described in this Amendment, there are no equity compensation plans under which equity securities of IPALCO are authorized for issuance. All equity compensation plans provide for the issuance of AES Common Stock.

ITEM 13.CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Insurance, Employee Benefit Plans and Tax Arrangements with AES

IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly owned subsidiary of AES. IPL is not self-insured on property insurance with the exception of a $5 million self-insured retention per occurrence. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by a third-party administrator. The costs to IPL of coverage under this program were approximately $3.2 million, $3.1 million, and $2.9 million in 2014, 2013 and 2012, respectively, and such costs are recorded in Other operating expenses on IPALCO’s Consolidated Statements of Income. As of December 31, 2014 and 2013, IPALCO had prepaid approximately $3.1 million and $2.5 million, respectively, which amounts are recorded in Prepayments and other current assets on IPALCO’s Consolidated Balance Sheets.

IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The costs of coverage under this program were approximately $20.1 million, $22.3 million, and $22.8 million in 2014, 2013 and 2012, respectively, and are recorded in Other operating expenses on IPALCO’s Consolidated Statements of Income. As of December 31, 2014 and 2013 IPALCO had prepaid approximately $0.1 million and $2.2 million, respectively, for coverage under this plan, which amounts are recorded in Prepayments and other current assets on IPALCO’s Consolidated Balance Sheets.

AES files federal and state income tax returns, which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable balance under this agreement of $0.7 million and $1.0 million as of December 31, 2014 and 2013, respectively, which amounts are recorded in Prepayments and other current assets on IPALCO’s Consolidated Balance Sheets.

Long  Term Compensation Plan

During 2014, 2013 and 2012, many of IPL’s non-union employees received benefits under the AES Long  Term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units and options to purchase shares of AES Common Stock. All such components vest in thirds over a three-year period and the terms of the AES restricted stock unit issued prior to 2011 also include a two year minimum holding period after the awards vest. Awards made in 2011 and for subsequent years will not be subject to a two year holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2014, 2013 and 2012 was $0.7 million, $1.1 million and $0.8 million, respectively and was included in Other Operating Expenses on IPALCO’s Consolidated Statements of Income. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as Paid in capital on IPALCO’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation – Stock Compensation.”

See also Note 11, “Pension and Other Postretirement Benefits” to the audited Consolidated Financial Statements of IPALCO in its 2014 10-K for a description of benefits awarded to IPL employees by AES under the RSP.

Service Company

In December 2013, IPL and IPALCO, among other subsidiaries of AES, entered into an agreement with AES effective January 1, 2014, whereby the Service Company began providing certain operational and administrative services including accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US SBU. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company during 2014 on behalf of IPALCO were $22.0 million. Total costs incurred by IPALCO during 2014 on behalf of the Service Company were $5.6 million. IPALCO had a prepaid balance of $0.4 million to the Service Company as of December 31, 2014.

Shareholders’ Agreement

AES US Investments, IPALCO and CDP Infrastructure Fund GP, a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec (the “Investor”), are parties to a Shareholders’ Agreement (the “Shareholders’ Agreement”) dated February 11, 2015. The Shareholders’ Agreement provides the Investor with the right to nominate two of the eleven directors of the IPALCO Board of Directors, which right the Investor exercised in connection with the nomination of Messrs. Renault and Faucher to our Board of Directors in February 2015.  The Investor’s right to nominate two of the eleven directors of the IPALCO Board of Directors is subject to the conditions and adjustments set forth in the Shareholders’ Agreement, such as certain minimum ownership thresholds below which the Investor will be entitled to nominate only one director or no directors.  The Shareholders’ Agreement contains restrictions on IPALCO taking certain major decisions without the prior affirmative vote of a majority of the IPALCO Board of Directors. In addition, for so long as the Investor holds at least 5% of the IPALCO shares, the Investor will have review and consultation rights with respect to certain actions of IPALCO. Certain transfer restrictions and other transfer rights also apply to the Investor and AES US Investments under the Shareholders’ Agreement, including certain rights of first offer, drag along rights, tag along rights, put rights and rights of first refusal. The Shareholders’ Agreement will terminate at the earliest of:  (a) the mutual written consent of the parties, (b) the date on which only one or none of the shareholders holds shares of IPALCO, (c) on December 31, 2016, if the Investor has not made any capital contribution at such time other than the initial amount invested on February 11, 2015 or (d) the dissolution of IPALCO.  Subsequent to the entry into the Shareholders’ Agreement, the Investor made an additional capital contribution on April 1, 2015; therefore, clause (c) of the termination provision detailed in the immediately preceding sentence is no longer applicable.

Related Person Policies and Procedures

IPL and IPALCO utilize a due diligence questionnaire with business partners, vendors and suppliers as part of the corporate compliance program to ensure that the highest ethical and legal standards are upheld in all business transactions.  The corporate compliance program includes a “know your business partner” program which requires us to conduct due diligence on prospective business partners prior to entering into a business agreement.

The due diligence questionnaire gathers information on owners, principals, members of the Board of Directors, officers, employees, affiliates and family members in order to determine if a related person transaction exists. Any due diligence questionnaire that indicates a potential issue with a related party is brought to the attention of the Office of the General Counsel for further due diligence and analysis.

Director Independence

IPALCO does not have securities listed on a national securities exchange and is not required to have independent Directors. See “Corporate Governance” in Item 10 of this Amendment.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Financial Audit Committee of AES pre-approved the audit and non-audit services provided by the independent auditors for 2014 and 2013 for itself and its subsidiaries, including IPALCO and its subsidiaries. The AES Financial Audit Committee maintained its policy established in 2002 within which to judge if the independent auditor may be eligible to provide certain services outside of its main role as outside auditor. Services within the established framework include audit and related services and certain tax services. Services outside of the framework require AES Financial Audit Committee approval prior to the performance of the service. The Sarbanes-Oxley Act of 2002 addresses auditor independence and this framework is consistent with the provisions of the Sarbanes-Oxley Act. No services performed by the independent auditor with respect to IPALCO and its subsidiaries were approved after the fact by the AES Financial Audit Committee other than those that were considered to be de minimis and approved in accordance with Regulation 2-01(c)(7)(i)(c) to Regulation S-X of the Exchange Act.

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

The following table lists fees billed to IPALCO for products and services provided by our principal accountants:

	Years Ended December 31,
	2014	2013
Audit Fees...........................................................................................................................	$ 883,000	$ 811,000
Audit Related Fees:
Fees for the audit of IPL’s employee benefit plans.......................................................................	56,000	56,000
Assurance services for debt offering documents.......................................................................	60,000	59,000
Fees for Tax Services...........................................................................................................	—	—
All Other Fees.......................................................................................................................	10,000	—
Total Principal Accounting Fees and Services.............................................................................	$ 1,009,000	$ 926,000

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in our consolidated financial statements or notes thereto, included in Part II, Item 8, of our Annual Report on Form 10-K.

(b)Exhibits

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

10.10	Subscription Agreement by and between IPALCO and CDP Infrastructure Fund GP, a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec dated December 14, 2014 (filed herewith)
21	Subsidiaries of IPALCO Enterprises, Inc. **
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a). **
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).**
31.3	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a). (filed herewith)
31.4	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a).(filed herewith)
32	Certification required by Rule 13a-14(b) or 15d-14(b).***
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Incorporated by reference to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011.

**Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2015, and incorporated herein by reference.

***Furnished as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 26, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to annual report on Form 10-K/A for the fiscal year ended December 31, 2014, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
Date:	April 29, 2015	By:	/s/ Craig L. Jackson
			Name:	Craig L. Jackson
			Title:	Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material has been sent to security holders.

Exhibit 31.3

Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934

I, Kenneth J. Zagzebski, certify that:

1.I have reviewed this Amendment No. 1 to annual report on Form 10-K of IPALCO Enterprises, Inc.; and

2.Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date:	April 29, 2015	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
Chief Executive Officer

Exhibit 31.4

Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities and Exchange Act of 1934

I, Craig L. Jackson, certify that:

1. I have reviewed this Amendment No. 1 to annual report on Form 10-K of IPALCO Enterprises, Inc.; and

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date:	April 29, 2015	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer