Form 10-Q
period 2015-03-31
IPALCO ENTERPRISES, INC.
filed 2015-05-11
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

At May 8, 2015,  101,504,105 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by AES U.S. Investments, Inc., except for 11,818,928 shares owned by CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IPALCO ENTERPRISES, INC.

QUARTERLY Report on Form 10-q

For Quarter Ended March 31, 2015

Defined Terms
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2014 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended
AES	The AES Corporation
AES U.S. Investments	AES U.S. Investments, Inc.
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
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

CWA	U.S. Clean Water Act
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand Side Management
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
GAAP	Generally accepted accounting principles in the United States
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
MW	Megawatts
MISO	Midcontinent Independent System Operator, Inc.
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration
SEC	Securities and Exchange Commission
Service Company	AES U.S. Services, LLC
U.S. SBU	AES U.S. Strategic Business Unit

FORWARD‑LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 including, in particular, the statements about our plans, strategies and prospects under the heading “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I – Financial Information of this Form 10-Q. Forward-looking statements involve many risks and uncertainties and express an expectation or belief and contain a projection, plan or assumption with regard to, among other things, our future revenues, income, expenses or capital structure. Such statements of future events or performance are not guarantees of future performance and involve estimates, assumptions and uncertainties. The words “could,” “may,” “predict,” “anticipate,” “would,” “believe,” “estimate,” “expect,” “forecast,” “project,” “objective,” “intend,” “continue,” “should,” “plan,” and similar expressions, or the negatives thereof, are intended to identify forward-looking statements unless the context requires otherwise.

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
▪

other factors listed or discussed in “Item 1A. Risk Factors” and/or “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as described in IPALCO’s 2014 Form 10-K.

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

PART I – financial information

ITEM 1. financial statementS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Income
(In Thousands)

	Three Months Ended,
	March 31,
	2015	2014

UTILITY OPERATING REVENUES	$332,201	$355,303

UTILITY OPERATING EXPENSES:
Operation:
Fuel	85,432	104,098
Other operating expenses	54,976	62,119
Power purchased	42,576	37,748
Maintenance	31,282	31,973
Depreciation and amortization	46,445	46,055
Taxes other than income taxes	12,933	12,208
Income taxes - net	18,201	16,559
Total utility operating expenses	291,845	310,760
UTILITY OPERATING INCOME	40,356	44,543

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	3,218	1,613
Miscellaneous income and (deductions) - net	(626)	(975)
Income tax benefit applicable to nonoperating income	6,024	5,754
Total other income and (deductions) - net	8,616	6,392

INTEREST AND OTHER CHARGES:
Interest on long-term debt	27,646	26,440
Other interest	449	453
Allowance for borrowed funds used during construction	(2,666)	(983)
Amortization of redemption premiums and expense on debt	1,334	1,319
Total interest and other charges - net	26,763	27,229
NET INCOME	22,209	23,706

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803

NET INCOME APPLICABLE TO COMMON STOCK	$21,406	$22,903

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	March 31,	December 31,
	2015	2014
ASSETS
UTILITY PLANT:
Utility plant in service	$4,811,311	$4,658,023
Less accumulated depreciation	2,250,104	2,264,606
Utility plant in service - net	2,561,207	2,393,417
Construction work in progress	369,602	447,399
Spare parts inventory	14,629	14,816
Property held for future use	1,002	1,002
Utility plant - net	2,946,440	2,856,634
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	521	522
Other long-term assets	6,313	6,221
Other assets - net	6,834	6,743
CURRENT ASSETS:
Cash and cash equivalents	29,258	26,933
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $3,086 and $2,076, respectively)	138,861	139,709
Fuel inventories - at average cost	55,370	47,550
Materials and supplies - at average cost	61,266	60,185
Deferred tax asset - current	49,216	61,782
Regulatory assets	91	93
Prepayments and other current assets	23,711	23,161
Total current assets	357,773	359,413
DEFERRED DEBITS:
Regulatory assets	421,557	419,193
Miscellaneous	26,772	25,835
Total deferred debits	448,329	445,028
TOTAL	$3,759,376	$3,667,818
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholders' equity:
Paid in capital	$168,733	$168,610
Accumulated deficit	(14,180)	(17,339)
Total common shareholders' equity	154,553	151,271
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	1,819,427	1,951,013
Total capitalization	2,033,764	2,162,068
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 4)	243,850	50,000
Accounts payable	134,105	110,623
Accrued expenses	22,864	25,187
Accrued real estate and personal property taxes	24,243	19,177
Regulatory liabilities	25,942	27,943
Accrued interest	49,380	30,726
Customer deposits	28,664	28,337
Other current liabilities	13,334	12,881
Total current liabilities	542,382	304,874
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	618,206	610,917
Deferred income taxes - net	422,356	421,127
Non-current income tax liability	7,053	7,042
Unamortized investment tax credit	4,899	5,229
Accrued pension and other postretirement benefits	69,885	96,464
Asset retirement obligations	59,826	59,098
Miscellaneous	1,005	999
Total deferred credits and other long-term liabilities	1,183,230	1,200,876
COMMITMENTS AND CONTINGENCIES (Note 6)
TOTAL	$3,759,376	$3,667,818

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended,
	March 31,
	2015	2014
CASH FLOWS FROM OPERATIONS:
Net income	$22,209	$23,706
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,524	46,302
(Deferral) amortization of regulatory assets	(1,008)	808
Amortization of debt premium	264	232
Deferred income taxes and investment tax credit adjustments - net	12,177	880
Allowance for equity funds used during construction	(3,152)	(1,552)
Change in certain assets and liabilities:
Accounts receivable	848	(6,262)
Fuel, materials and supplies	(8,900)	10,860
Income taxes receivable or payable	-	9,925
Financial transmission rights	4,921	2,931
Accounts payable and accrued expenses	10,299	(3,029)
Accrued real estate and personal property taxes	5,066	4,299
Accrued interest	18,654	17,484
Pension and other postretirement benefit expenses	(26,579)	(54,862)
Short-term and long-term regulatory assets and liabilities	(2,233)	(13,587)
Prepaids and other current assets	(5,445)	(8,955)
Other - net	331	220
Net cash provided by operating activities	75,976	29,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(112,960)	(41,153)
Project development costs	(1,183)	(1,209)
Cost of removal, net of salvage	(1,811)	(843)
Other	(50)	(51)
Net cash used in investing activities	(116,004)	(43,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	77,000	80,000
Short-term debt repayments	(15,000)	(20,000)
Dividends on common stock	(18,247)	(19,800)
Issuance of common stock	2	-
Preferred dividends of subsidiary	(803)	(803)
Retention payments on capital expenditure	(397)	-
Other	(202)	(21)
Net cash provided by financing activities	42,353	39,376
Net change in cash and cash equivalents	2,325	25,520
Cash and cash equivalents at beginning of period	26,933	19,067
Cash and cash equivalents at end of period	$29,258	$44,587

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$6,766	$8,417
Income taxes	$-	$-

	As of March 31,
	2015	2014
Non-cash investing activities:
Accruals for capital expenditures	$45,207	$19,810

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1. ORGANIZATION

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments and CDPQ. As of March 31, 2015, AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). Please see Note 10, “Subsequent Events” for additional details. IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of the generation, transmission, distribution and sale of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 480,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates two primarily coal-fired generating plants, one combination coal and gas-fired plant and two combustion turbines at a separate site that are all used for generating electricity. IPL’s net electric generation capacity for winter is 3,233 MW and net summer capacity is 3,115 MW.

2. Summary of significant accounting policies

The accompanying Financial Statements include the accounts of IPALCO, IPL and Mid-America Capital Resources, Inc., a non-regulated wholly-owned subsidiary of IPALCO. All significant intercompany amounts have been eliminated. The accompanying Financial Statements are unaudited; however, they have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited Financial Statements have been prepared in accordance with the accounting policies described in IPALCO’s 2014 Form 10-K and should be read in conjunction therewith. Certain prior period amounts have been reclassified to conform to current year presentation.

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

New Accounting Pronouncements

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30)

In April 2015, the FASB issued ASU No. 2015-03, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods therein, and requires the use of the full retrospective approach. Early adoption is permitted for financial statements that have not been previously issued. As of March 31, 2015, the Company had approximately $15.0 million in deferred financing costs classified in other noncurrent assets that would be reclassified to reduce the related debt liabilities upon adoption of ASU No. 2015-03.

3. FAIR VALUE MEASUREMENTS

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

As of March 31, 2015 and December 31, 2014, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets – see Note 5, “Pension and Other Postretirement Benefits”) were considered Level 3, based on the above fair value hierarchy. These primarily consisted of financial transmission rights, which are used to offset MISO congestion charges. Because the benefit associated with financial transmission rights is a flow-through to IPL’s jurisdictional customers, IPL records a regulatory liability matching the value of the financial transmission rights. In addition, IPALCO had one financial asset, a nonutility investment accounted for using the cost method of accounting, which is measured at fair value on a nonrecurring basis, again using Level 3 measurements. No adjustments were made to this asset during the periods covered by this report. All of these financial assets and liabilities were not material to the Financial Statements in the periods covered by this report, individually or in the aggregate.

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

Cash Equivalents

As of March 31, 2015 and December 31, 2014, our cash equivalents consisted of money market funds. The fair value of cash equivalents approximates their book value due to their short maturity (Level 1), which was $4.4 million and $5.1 million as of March 31, 2015 and December 31, 2014, respectively.

Indebtedness

The fair value of our outstanding fixed-rate debt has been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Because trading of our debt occurs somewhat infrequently, we consider the fair values to be Level 2. It is not the purpose of this disclosure to approximate the value on the basis of how the debt might be refinanced.

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness for the periods ending:

	March 31, 2015		December 31, 2014
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$1,955.3	$2,260.0	$1,955.3	$2,231.2
Variable-rate	112.0	112.0	50.0	50.0
Total indebtedness	$2,067.3	$2,372.0	$2,005.3	$2,281.2

The difference between the face value and the carrying value of this indebtedness represents unamortized discounts of $4.0 million and $4.3 million at March 31, 2015 and December 31, 2014, respectively.

Other Non-Recurring Fair Value Measurements

ASC 410 “Asset Retirement and Environmental Obligations” addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation. A legal obligation for purposes of ASC 410 is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppel. IPL’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. We use the cost approach to determine the fair value of IPL’s ARO liabilities, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. These inputs to the fair value of the ARO liabilities would be considered Level 3 inputs under the fair value hierarchy. As of March 31, 2015 and December 31, 2014, ARO liabilities were $59.8 million and $59.1 million, respectively.

4. INDEBTEDNESS

Long-Term Debt

The following table presents our long-term indebtedness:

		March 31,	December 31,
Series	Due	2015	2014
		(In Thousands)
IPL first mortgage bonds (see below):
4.90% (1)	January 2016	30,000	30,000
4.90% (1)	January 2016	41,850	41,850
4.90% (1)	January 2016	60,000	60,000
5.40% (2)	August 2017	24,650	24,650
3.875% (1)	August 2021	55,000	55,000
3.875% (1)	August 2021	40,000	40,000
4.55% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
Unamortized discount – net		(2,920)	(2,940)
Total IPL first mortgage bonds		1,152,380	1,152,360
Total Long-term Debt – IPL		1,152,380	1,152,360
Long-term Debt – IPALCO:
7.25% Senior Secured Notes	April 2016	400,000	400,000
5.00% Senior Secured Notes	May 2018	400,000	400,000
Unamortized discount – net		(1,103)	(1,347)
Total Long-term Debt – IPALCO		798,897	798,653
Total Consolidated IPALCO Long-term Debt		1,951,277	1,951,013
Less: Current Portion of Long-term Debt		131,850	—
Net Consolidated IPALCO Long-term Debt		$1,819,427	$1,951,013

(1)

(1)

First mortgage bonds are issued to the Indiana Finance Authority, to secure the loan of proceeds from the tax-exempt bonds issued by the Indiana Finance Authority.

(2)

First mortgage bonds are issued to the city of Petersburg, Indiana, to secure the loan proceeds from various tax-exempt instruments issued by the city.

Line of Credit

In May 2014, IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility (the “Credit Agreement”) with a syndication of banks. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance indebtedness under the existing credit agreement; (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on May 6, 2019, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time during the term of the agreement, subject to approval by the lenders. Prior to execution, IPL and IPALCO had existing general banking relationships with the parties in this agreement. As of March 31, 2015 and December 31, 2014, IPL had $62.0 million and $0.0 million of outstanding borrowings on the committed line of credit, respectively.

IPL First Mortgage Bonds

IPALCO has classified its outstanding $131.9 million aggregate principal amount of 4.9% IPL first mortgage bonds as short-term indebtedness as they are due January 2016. Management plans to refinance these bonds with new debt. In the event that we are unable to refinance these bonds on acceptable terms, IPL has available borrowing capacity on its revolving credit facility that could be used to satisfy the obligation.

5. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table (in thousands) presents information for the three months ended March 31, 2015, relating to the Pension Plans:

Net unfunded status of plans:
Net unfunded status at December 31, 2014, before tax adjustments	$(91,182)
Net benefit cost components reflected in net funded status during first quarter:
Service cost	(2,079)
Interest cost	(7,408)
Expected return on assets	11,206
Employer contributions during quarter	25,000
Net unfunded status at March 31, 2015, before tax adjustments	$(64,463)

Regulatory assets related to pensions(1):
Regulatory assets at December 31, 2014, before tax adjustments	$236,891
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,216)
Amortization of net actuarial loss	(3,475)
Regulatory assets at March 31, 2015, before tax adjustments	$232,200

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

Pension Expense

The following table presents net  periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended,
	March 31,
	2015	2014
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$2,079	$1,808
Interest cost	7,408	7,788
Expected return on plan assets	(11,206)	(10,473)
Amortization of prior service cost	1,216	1,213
Amortization of actuarial loss	3,475	2,429
Net periodic benefit cost	$2,972	$2,765

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation was $5.6 million and $5.4 million at March 31, 2015 and December 31, 2014, respectively.  The related expense was not material to the Financial Statements in the periods covered by this report.

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

7. INCOME TAXES

IPALCO’s effective combined state and federal income tax rate was 36.3% for the three months ended March 31, 2015, as compared to 32.1% for the three months ended March 31, 2014. The increase in the effective tax rate was primarily the result of an increase in state income tax expense (net of the federal tax benefit) and the disallowance of the manufacturers’ production deduction (Internal Revenue Code Section 199). The state tax expense in the current period is greater than the prior period due to the prior period containing an adjustment for a reduction in the enacted Indiana state tax rate. Due to the election of the final tangible property regulations in the prior year, IPALCO will not receive the benefit of the manufacturers’ deduction until the Net Operating Loss carryover caused by the election is used in its entirety. These increases in the rate were also partially offset by the increase in the allowance for equity funds used during construction in 2015.

8. RELATED PARTY TRANSACTIONS

In December 2013, an agreement was signed, effective January 1, 2014, whereby the Service Company began providing services including accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including among other companies, IPALCO and IPL. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company on behalf of IPALCO were $6.0 million and $8.4 million during the three-month periods ended March 31, 2015 and 2014, respectively. Total costs incurred by IPALCO on behalf of the Service Company were $1.7 million and $1.0 million during the three month periods ended March 31, 2015 and 2014, respectively. IPALCO had a prepaid balance with the Service Company of $2.4 million and $0.4 million as of March 31, 2015 and December 31, 2014, respectively.

9. SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other non-utility business activities aggregated separately. The non-utility category primarily includes the $400 million of 7.25% Senior Secured Notes due April 1, 2016 and the $400 million of 5.00% Senior Secured Notes due May 1, 2018; approximately $5.7 million and $5.9 million of cash and cash equivalents, as of March 31, 2015 and December 31, 2014, respectively; long-term investments of $5.1 million and $5.1 million at March 31, 2015 and December 31, 2014, respectively; and income taxes and interest related to those items. All other non-utility assets represented approximately 1% of IPALCO’s total assets as of March 31, 2015 and December 31, 2014. Net income for the utility segment was $29.7 million and $31.4 million for the three-month periods ended March 31, 2015 and 2014, respectively. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

10. SUBSEQUENT EVENTS

On April 1, 2015, IPALCO issued and sold 11,818,828 shares of IPALCO’s common stock to CDPQ for $214.4 million for funding needs related to IPL’s environmental construction program. IPALCO then made the same investment in IPL. As a result of this transaction, CDPQ’s direct ownership share of IPALCO is 11.6% and CDPQ’s combined direct and indirect ownership share of IPALCO is 24.9%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the  Financial Statements and the notes thereto included in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see “Forward – Looking Statements” at the beginning of this Form 10-Q.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated expenses are not generated evenly by month during the year.

Comparison of three months ended March 31, 2015 and three months ended March 31, 2014

Utility Operating Revenues

Utility operating revenues during the three months ended March 31, 2015 decreased by $23.1 million compared to the same period in 2014, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	March 31,			Percentage
	2015	2014	Change	Change

Utility Operating Revenues:
Retail Revenues	$321,161	$328,702	$(7,541)	(2.3%)
Wholesale Revenues	5,682	21,113	(15,431)	(73.1%)
Miscellaneous Revenues	5,358	5,488	(130)	(2.4%)
Total Utility Operating Revenues	$332,201	$355,303	$(23,102)	(6.5%)

Heating Degree Days:
Actual	3,236	3,473	(237)	(6.8%)
30-year Average	2,723	2,710

The decrease in retail revenues of $7.5 million was primarily due to a 6%  decrease in the volume of kWh sold ($12.2 million), partially offset by a net increase in the weighted average price per kWh sold ($4.7 million). The $12.2 million decrease in the volume of electricity sold was primarily due to warmer temperatures in our service territory during the first quarter of 2015 versus the comparable period (as demonstrated by the  7% decrease in heating degree days, as shown above).

The decrease in wholesale revenues of $15.4 million was primarily due to a 55% decrease in the quantity of kWh sold ($11.6 million) and a 40% decrease in the weighted average price per kWh sold ($3.8 million) as IPL’s coal-fired generation was not called upon by MISO to produce electricity as often during the first quarter of 2015 compared to 2014. We believe the lower market prices in 2015 were heavily influenced by the impact warmer temperatures had on demand for electricity in the MISO wholesale market. Our ability to be dispatched in the MISO market is primarily driven by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended March 31,  2014 to the three months ended March 31,  2015 (in millions):

Operating expenses for the three months ended March 31, 2014	$310.8
Decrease in fuel costs	(18.7)
Decrease in DSM program costs	(7.0)
Increase in power purchased	4.8
Increase in income taxes - net	1.6
Other miscellaneous variances	0.3
Operating expenses for the three months ended March 31, 2015	$291.8

The $18.7 million decrease in fuel costs was primarily due to (i) an $18.0 million decrease in the quantity of fuel consumed as the result of a decrease in total electricity sales volume in the comparable periods, (ii) a $3.3 million decrease in the price of natural gas we consumed during the comparable periods, (iii) a $1.3 million decrease in the price of coal we consumed during the comparable periods; partially offset by (iv) a $4.2 million increase in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our FAC and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through the FAC proceedings and, therefore, the costs are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these costs.

The decrease in DSM program costs of $7.0 million, which are included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Income and are recoverable through customer rates, is correlated to a decrease in DSM program rate adjustment mechanism retail revenues as a result of timing differences in spending patterns.

The $4.8 million increase in purchased power costs was primarily due to a 71% increase in the volume of power purchased during the period ($20.4 million), partially offset by a 28% decrease in the market price of purchased power ($15.6 million). The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. In the comparable periods, the decrease in natural gas prices had the largest impact on the market price of purchased power. The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outages, and the fact that at times it is less expensive for us to buy power in the market than to produce it ourselves.

The $1.6 million increase in income taxes – net was primarily the result of an increase in state income tax expense (net of the federal tax benefit) and the disallowance of the manufacturers’ production deduction (IRC Sec. 199). The state tax expense in the current period is greater than the prior period due to the prior period containing an adjustment for a reduction in the enacted Indiana state tax rate. Due to the election of the final tangible property regulations in the prior year, IPALCO will not receive the benefit of the manufacturers’ deduction until the Net Operating Loss carryover caused by the election is used in its entirety.

Other Income and Deductions

Other income and deductions increased $2.2 million from income of $6.4 million for the three months ended March 31, 2014 to income of $8.6 million for the same period in 2015, reflecting a 34% increase. The increase was primarily due to a $1.6 million increase in the allowance for equity funds used during construction as a result of increased construction activity.

Interest and Other Charges

Interest and other charges decreased $0.5 million, or 2%, for the three months ended March 31, 2015 primarily due to a $1.7 million change in the allowance for borrowed funds used during construction as a result of increased construction activity. This was partially offset by higher interest on long-term debt of $1.2 million mostly as a result of IPL’s debt issuance in June 2014 of $130 million aggregate principal amount of first mortgage bonds, 4.5% Series, due June 2044.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of March 31, 2015, we had unrestricted cash and cash equivalents of $29.3 million and available borrowing capacity of $187.5 million under our $250.0 million unsecured revolving credit facility after outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 28, 2016. In December 2013, we received an order from the IURC granting us authority through December 31, 2016 to, among other things, issue up to $425 million in aggregate principal amount of long-term debt (inclusive of $130 million of IPL first mortgage bonds issued in June 2014), refinance up to $171.9 million in existing indebtedness, and have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time. We anticipate filing a petition with the IURC during 2015 to seek authority to issue additional amounts of long-term debt, among other things, to meet the financing needs associated with our environmental and replacement generation projects. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES and CDPQ. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. In addition, due to current and expected future environmental regulations, it is expected that equity capital will continue to be used as a significant funding source, as it was in the second quarter of 2014 and the third quarter of 2013 (see below). AES has approved significant equity investments in IPL for its proposed nonrecurring capital expenditures through 2017; however, AES is under no contractual obligation to provide such equity capital and there can be no assurance we will receive capital contributions in the amounts or at the times funding may be required. On June 27, 2014 and July 31, 2013, IPALCO received equity capital contributions of $106.4 million and $49.1 million, respectively, from AES for funding needs related to IPL’s environmental and replacement generation projects. In addition on April 1, 2015, IPALCO received an equity capital contribution of $214.4 million from the issuance of 11,818,828 shares of common stock to CDPQ for funding needs related to IPL’s environmental construction program, which IPALCO then made the same investment in IPL. CDPQ has committed to an investment in IPALCO totaling approximately $349 million through 2016, which will be used primarily  to help fund existing environmental and replacement generation projects at IPL.

IPL First Mortgage Bonds

IPALCO has classified its outstanding $131.9 million aggregate principal amount of 4.9% IPL first mortgage bonds as short-term indebtedness as they are due January 2016. Management plans to refinance these bonds with new debt. In the event that we are unable to refinance these bonds on acceptable terms, IPL has available borrowing capacity on its revolving credit facility that could be used to satisfy the obligation.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Our capital expenditures totaled $113.0 million and $41.2 million for the three-month periods ended March 31, 2015 and 2014, respectively. The increase in capital expenditures of $71.8 million in 2015 versus 2014 was primarily driven by construction costs related to replacement generation and our environmental construction program. Construction expenditures during the first three months of 2015 and 2014 were financed primarily with internally generated cash provided by operations, borrowings on our credit facility, long-term borrowings, and equity capital contributions.

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

In addition to the amounts listed above, IPL plans to spend additional amounts related to environmental compliance, including $136 million for the three-year period from 2015 to 2017 to comply with MATS. IPL plans to spend a total of approximately $454 million for this project (of which $346 million has been expended through March 31, 2015).

IPL also plans to spend a total of approximately $626 million (of which $148 million has been expended through March 31, 2015) on replacement generation costs through 2017 as a result of the retirement of existing facilities not equipped with advanced environmental control technologies required to comply with existing and expected regulations. Of this amount, $526 million is projected to be expended in the three-year period from 2015 to 2017.

Other environmental expenditures include costs for compliance with the NPDES permit program under the CWA. The costs for NPDES at our Petersburg Plant for 2015 to 2017 are expected to be $207 million. IPL plans to spend a total of $224 million for this project (of which $24 million has been expended through March 31, 2015). Also, as a result of environmental regulations, IPL plans to refuel Unit 7 at Harding Street converting from coal-fired to natural gas-fired. The 2015 to 2017 cost of the projects necessary to complete this conversion, including costs for NPDES, MATS compliance and dry ash handling, are expected to be $102 million (IPL plans to spend a total of $108 million on this project, including amounts already expended). IPL also plans to spend $2 million on preliminary studies and engineering related to sections 316(a) and 316(b) of the CWA.

Common Stock Dividends

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first three months of 2015 and 2014, we paid a total of $18.2 million and $19.8 million, respectively, in dividends to AES and CDPQ. Future distributions to AES and CDPQ will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $25.0 million and $54.1 million to the Pension Plans during the first three months of 2015 and 2014, respectively. We currently do not expect to make additional pension funding payments in 2015. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

Regulatory Matters

Downtown Underground Network Investigation

In response to recent underground network incidents that occurred in the downtown Indianapolis area, the IURC issued an order on March 20, 2015  opening an investigation of our ongoing investment in, and operation and maintenance of, our network facilities. The IURC has combined this pending investigation with our petition filed in 2014 to increase our basic rates and charges. The ultimate impact of the investigation on the rate case cannot be predicted beyond the potential for delay in the final determination of our change in basic rates and charges.

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

Waste Management and CCR

In the course of operations, our facilities generate solid and liquid waste materials requiring eventual disposal or processing. Waste materials generated at our electric power and distribution facilities include CCR, oil, scrap metal, rubbish, small quantities of industrial hazardous wastes such as spent solvents, tree-and-land-clearing wastes and polychlorinated biphenyl contaminated liquids and solids. We endeavor to ensure that all our solid and liquid wastes are disposed of in accordance with applicable national, regional, state and local regulations. With the exception of CCR, waste materials are not usually physically disposed of on our property, but are shipped off-site for final disposal, treatment or recycling. Approximately 40% of our CCR are beneficially used off-site as a raw material for production of wallboard, concrete or cement and as a construction material in structural fills and approximately 60% is disposed. A small amount of CCR, which consists of bottom ash, fly ash and air pollution control wastes, is disposed of at our Petersburg coal-fired power generation plant using engineered, permitted landfills.

On June 21, 2010, the EPA published in the Federal Register a proposed rule that establishes regulation of coal combustion residues under the RCRA, which consisted of two options pursuant to which CCRs could be regulated as special waste under Subtitle C of RCRA or as non-hazardous solid waste under Subtitle D of RCRA. On December 19, 2014, the EPA announced the final CCR rule, which is to regulate CCRs under the less restrictive non-hazardous solid waste designation. The EPA published in the Federal Register a final rule on April 17, 2015, and it will become effective in October 2015. Generally, the rule establishes national minimum criteria for existing and new CCR landfills and existing and new CCR surface impoundments (ash ponds), including location restrictions, design and operating criteria, groundwater-monitoring and corrective action, and closure requirements and post closure care. We are currently reviewing the final rule and assessing the impact on our operations. Our business, financial condition or results of operations could be materially and adversely affected by this regulation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to quantitative and qualitative disclosure about market risk as previously disclosed in the 2014 Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)), as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2015. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – Other Information

ITEM 1. Legal proceedings

Please see Note 6, “Commitments and Contingencies” to the Financial Statements for a summary of significant legal proceedings involving us. See also the description of the IURC’s investigation into our downtown underground network in “Regulatory Matters” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I – Financial Information of this Form 10-Q. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business, none of which we believe, based on currently available information, will result in a material adverse effect on our results of operations, financial condition, or cash flows.

ITEM 1a.  risk factors

There have been no material changes to the risk factors as previously disclosed in the 2014 Form 10-K.

ITEM 2. unregistered sales of equity securities and use of proceeds

On February 11, 2015, IPALCO issued and sold 100 shares of IPALCO’s common stock to CDPQ. On April 1, 2015, IPALCO issued and sold 11,818,828 shares of IPALCO’s common stock to CDPQ for $214.4 million. The proceeds will be used for funding needs related to IPL’s environmental construction program.

Item 3. defaults upon senior securities

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  Other information

None.

ITEM 6. EXHIBITS

Exhibit No.	Document

10.1	IPALCO Shareholders’ Agreement by and among AES U.S. Investments, Inc., IPALCO Enterprises, Inc. and CDP Infrastructure Fund GP dated as of February 11, 2015
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a)
31.2	Certification by Principal Financial Officer required by Rule 13a-14(a) or 15d-14(a)
32	Certification required by Rule 13a-14(b) or 15d-14(b)
101.INS	XBRL Instance Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

(Registrant)

Date: May 8, 2015/s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

(Principal Financial Officer)

Date: May 8, 2015/s/ Kurt A. Tornquist

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

Date: May 8, 2015/s/ Kenneth J. Zagzebski

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

Date: May 8, 2015/s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

Exhibit 32

Certification Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The certification set forth below is being submitted in connection with the Quarterly Report on Form 10-Q for the period ended March 31, 2015 (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

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

Date: May 8, 2015                                                                       /s/ Kenneth J. Zagzebski

Kenneth J. Zagzebski

Chief Executive Officer

Date: May 8, 2015                                                                       /s/ Craig L. Jackson

Craig L. Jackson

Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to IPALCO and will be retained by IPALCO and furnished to the Securities and Exchange Commission or its staff upon request.