Form 10-Q
period 2015-09-30
IPALCO ENTERPRISES, INC.
filed 2015-11-05
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or
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
Yes ☐ No ☑
During the relevant period, IPALCO Enterprises, Inc. was a voluntary filer. On October 15, 2015, the Securities and Exchange Commission declared effective the IPALCO Enterprises, Inc. Registration Statement on Form S-4, originally filed on September 28, 2015. IPALCO Enterprises, Inc. has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 4, 2015, 101,504,105 shares of IPALCO Enterprises, Inc. common stock were outstanding. All of such shares were owned by AES U.S. Investments, Inc., except for 11,818,928 shares owned by CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended September 30, 2015

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2014 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2014, as amended
2016 IPALCO Notes	$400 million of 7.25% Senior Secured Notes due April 1, 2016
2018 IPALCO Notes	$400 million of 5.00% Senior Secured Notes due May 1, 2018
2020 IPALCO Notes	$405 million of 3.45% Senior Secured Notes due July 15, 2020
AES	The AES Corporation
AES U.S. Investments	AES U.S. Investments, Inc.
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CO2	Carbon Dioxide
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
Credit Agreement
$250,000,000 Revolving Credit Facilities Amended and Restated Credit Agreement, by and among Indianapolis Power & Light Company, the Lenders Party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Sole Lead Arranger, Fifth Third Bank, as Syndication Agent and BMO Harris Bank N.A., as Documentation Agent, Dated as of May 6, 2014, and as Amended under the First Amendment to Credit Agreement, Dated as of October 16, 2015.

CWA	U.S. Clean Water Act
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand Side Management
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
GAAP	Generally accepted accounting principles in the United States
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
MW	Megawatts
MISO	Midcontinent Independent System Operator, Inc.
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company

PSD	Prevention of Significant Deterioration
RCRA	Resource Conservation and Recovery Act
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as Amended
Service Company	AES U.S. Services, LLC
VIE	Variable Interest Entity
U.S. SBU	AES U.S. Strategic Business Unit

Throughout this document, the terms "the Company," "we," "us," and "our" refer to IPALCO and its consolidated subsidiaries.

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

•	costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation;

•	industry restructuring, deregulation and competition;

•	issues related to our participation in the MISO, including the cost associated with membership, allocation of costs, the recovery of costs incurred, and the risk of default of other MISO participants;

•	changes in tax laws and the effects of our strategies to reduce tax payments;

•	the use of derivative contracts; and

•	product development, technology changes, and changes in prices of products and technologies.

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See "Item 1A. Risk Factors" and/or "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" as described in IPALCO's 2014 Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2015	2014	2015	2014

UTILITY OPERATING REVENUES	$326,562	$335,574	$951,240	$1,005,037

UTILITY OPERATING EXPENSES:
Fuel	85,631	113,550	248,147	315,492
Other operating expenses	58,770	51,081	168,578	168,593
Power purchased	32,606	21,665	106,591	85,797
Maintenance	25,973	20,995	98,010	85,746
Depreciation and amortization	46,662	46,396	136,038	138,831
Taxes other than income taxes	10,061	11,191	33,553	34,403
Income taxes - net	21,404	21,385	48,386	49,147
Total utility operating expenses	281,107	286,263	839,303	878,009
UTILITY OPERATING INCOME	45,455	49,311	111,937	127,028

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	3,888	2,051	10,185	5,014
Loss on early extinguishment of debt	(2,728)	—	(22,051)	—
Miscellaneous income and (deductions) - net	(556)	(391)	(1,924)	(1,932)
Income tax benefit applicable to nonoperating income	5,521	5,545	24,102	16,696
Total other income and (deductions) - net	6,125	7,205	10,312	19,778

INTEREST AND OTHER CHARGES:
Interest on long-term debt	24,720	27,503	80,061	80,602
Other interest	539	467	1,487	1,386
Allowance for borrowed funds used during construction	(3,411)	(1,246)	(8,644)	(2,978)
Amortization of redemption premiums and expense on debt	1,086	1,321	3,755	3,956
Total interest and other charges - net	22,934	28,045	76,659	82,966
NET INCOME	28,646	28,471	45,590	63,840

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803	2,410	2,410
NET INCOME APPLICABLE TO COMMON STOCK	$27,843	$27,668	$43,180	$61,430

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	September 30,	December 31,
	2015	2014
ASSETS
UTILITY PLANT:
Utility plant in service	$4,931,260	$4,658,023
Less accumulated depreciation	2,298,634	2,264,606
Utility plant in service - net	2,632,626	2,393,417
Construction work in progress	601,234	447,399
Spare parts inventory	13,903	14,816
Property held for future use	1,002	1,002
Utility plant - net	3,248,765	2,856,634
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	518	522
Other long-term assets	6,404	6,221
Other assets - net	6,922	6,743
CURRENT ASSETS:
Cash and cash equivalents	125,238	26,933
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $2,400 and $2,076, respectively)	135,442	139,709
Fuel inventories - at average cost	66,772	47,550
Materials and supplies - at average cost	61,715	60,185
Deferred tax asset - current	40,856	61,782
Regulatory assets	4,212	93
Prepayments and other current assets	28,657	23,161
Total current assets	462,892	359,413
DEFERRED DEBITS:
Regulatory assets	430,756	419,193
Miscellaneous	28,755	25,835
Total deferred debits	459,511	445,028
TOTAL	$4,178,090	$3,667,818
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholders' equity:
Paid in capital	$383,314	$168,610
Accumulated deficit	(35,328)	(17,339)
Total common shareholders' equity	347,986	151,271
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt	2,083,815	1,951,013
Total capitalization	2,491,585	2,162,068
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 5)	181,850	50,000
Accounts payable	145,658	110,623
Accrued expenses	22,471	25,187
Accrued real estate and personal property taxes	22,434	19,177
Regulatory liabilities	32,636	27,943
Accrued interest	39,469	30,726
Customer deposits	29,737	28,337
Other current liabilities	11,816	12,881
Total current liabilities	486,071	304,874
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	632,159	610,917
Deferred income taxes - net	429,476	421,127
Non-current income tax liability	7,241	7,042
Unamortized investment tax credit	4,240	5,229
Accrued pension and other postretirement benefits	66,478	96,464
Asset retirement obligations	59,972	59,098
Miscellaneous	868	999
Total deferred credits and other long-term liabilities	1,200,434	1,200,876
COMMITMENTS AND CONTINGENCIES (Note 7)
TOTAL	$4,178,090	$3,667,818

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Nine Months Ended,
	September 30,
	2015	2014
CASH FLOWS FROM OPERATIONS:
Net income	$45,590	$63,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149,862	139,607
(Deferral) amortization of regulatory assets	(10,639)	2,480
Amortization of debt premium	574	704
Deferred income taxes and investment tax credit adjustments - net	24,284	(1,505)
Loss on early extinguishment of debt	22,051	—
Allowance for equity funds used during construction	(9,969)	(4,831)
Change in certain assets and liabilities:
Accounts receivable	4,267	761
Fuel, materials and supplies	(20,751)	9,774
Income taxes receivable or payable	—	33,956
Financial transmission rights	(359)	(6,465)
Accounts payable and accrued expenses	191	(27,808)
Accrued real estate and personal property taxes	3,257	4,412
Accrued interest	8,743	19,150
Pension and other postretirement benefit expenses	(29,986)	(56,343)
Short-term and long-term regulatory assets and liabilities	3,777	16,250
Prepaids and other current assets	(5,113)	(3,453)
Other - net	2,458	2,147
Net cash provided by operating activities	188,237	192,676
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(458,180)	(232,313)
Project development costs	(8,146)	(7,277)
Cost of removal, net of salvage	(7,997)	(3,737)
Other	58	(43)
Net cash used in investing activities	(474,265)	(243,370)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	222,000	105,000
Short-term debt repayments	(222,000)	(105,000)
Long-term borrowings, net of discount	663,350	128,358
Retirement of long-term debt, including make whole provision	(420,242)	—
Dividends on common stock	(61,170)	(78,000)
Issuance of common stock	214,366	—
Equity contribution from AES	—	106,400
Preferred dividends of subsidiary	(2,410)	(2,410)
Deferred financing costs paid	(7,363)	(1,724)
Retention payments on capital expenditures	(1,829)	—
Other	(369)	(108)
Net cash provided by financing activities	384,333	152,516
Net change in cash and cash equivalents	98,305	101,822
Cash and cash equivalents at beginning of period	26,933	19,067
Cash and cash equivalents at end of period	$125,238	$120,889

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$64,133	$59,833
Income taxes	$—	$—
	As of September 30,
	2015	2014
Non-cash investing activities:
Accruals for capital expenditures	$61,188	$49,218

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

New Accounting Pronouncements

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30)

In April 2015, the FASB issued ASU No. 2015-03, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods therein, and requires the use of the full retrospective approach. Early adoption is permitted for financial statements that have not been previously issued. As of September 30, 2015, the Company had approximately $20.9 million in deferred financing costs classified in other non-current assets that would be reclassified to reduce the related debt liabilities upon adoption of ASU No. 2015-03.

ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis (Topic 810)

In February 2015, the FASB issued ASU 2015-02, which makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard amends the evaluation of whether (1) fees paid to a decision-maker or service providers represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. The standard is effective for annual periods beginning after December 15, 2015 and interim periods therein. Early adoption is permitted. The Company is currently assessing the impact of the standard on its consolidated financial statements.

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU No. 2014-09 which clarifies principles for recognizing revenue and will result in a common revenue standard for GAAP and International Financial Reporting Standards. The objective of the new standard is to provide a single and comprehensive revenue recognition model for all contracts with customers to improve comparability, and it supersedes prior, industry-specific guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year, resulting in the new revenue standard being effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. Early adoption is now permitted only as of the original effective date for public entities (that is, no earlier than 2017 for calendar year-end entities). The standard permits the use of either a full retrospective or modified retrospective approach. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the standard on its consolidated financial statements.

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

ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement

In April 2015, the FASB issued ASU No. 2015-05, which clarifies how customers in cloud computing arrangements should determine whether the arrangement includes a software license and eliminates the existing requirement for customers to account for software licenses they acquired by analogizing to the accounting guidance on leases. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early adoption is permitted. The standard permits the use of a prospective or retrospective approach. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the standard on its consolidated financial statements.

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

As of September 30, 2015 and December 31, 2014, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets – see Note 6, “Pension and Other Postretirement Benefits”) were considered Level 3, based on the above fair value hierarchy. These primarily consisted of financial transmission rights, which are used to offset MISO congestion charges. Because the benefit associated with financial transmission rights is a flow-through to IPL’s jurisdictional customers, IPL records a regulatory liability matching the value of the financial transmission rights. In addition, IPALCO had one financial asset, a nonutility investment accounted for using the cost method of accounting, which is measured at fair value on a nonrecurring basis, again using Level 3 measurements. No adjustments were made to this asset during the periods covered by this report. All of these financial assets and liabilities were not material to the Financial Statements in the periods covered by this report, individually or in the aggregate.

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

Cash Equivalents

As of September 30, 2015 and December 31, 2014, our cash equivalents consisted of money market funds. The fair value of cash equivalents, which approximates their book value due to their short maturity (Level 1), was $1.2 million and $5.1 million as of September 30, 2015 and December 31, 2014, respectively.

Indebtedness

The fair value of our outstanding fixed-rate debt has been determined on the basis of the quoted market prices of the specific securities issued and outstanding. Because trading of our debt occurs somewhat infrequently, we consider the fair values to be Level 2. It is not the purpose of this disclosure to approximate the value on the basis of how the debt might be refinanced.

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness for the periods ending:

	September 30, 2015		December 31, 2014
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$2,220.3	$2,386.3	$1,955.3	$2,231.2
Variable-rate	50.0	50.0	50.0	50.0
Total indebtedness	$2,270.3	$2,436.3	$2,005.3	$2,281.2

The difference between the face value and the carrying value of this indebtedness represents unamortized discounts of $4.6 million and $4.3 million at September 30, 2015 and December 31, 2014, respectively.

Other Non-Recurring Fair Value Measurements

ASC 410 “Asset Retirement and Environmental Obligations” addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation. A legal obligation for purposes of ASC 410 is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppel. IPL’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. We use the cost approach to determine the fair value of IPL’s ARO liabilities, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. These inputs to the fair value of the ARO liabilities would be considered Level 3 inputs under the fair value hierarchy. As of September 30, 2015 and December 31, 2014, ARO liabilities were $60.0 million and $59.1 million, respectively.

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

5. INDEBTEDNESS

Long-Term Debt

The following table presents our long-term indebtedness:

		September 30,	December 31,
Series	Due	2015	2014
		(In Thousands)
IPL first mortgage bonds (see below):
4.90% (1)	January 2016	$30,000	$30,000
4.90% (1)	January 2016	41,850	41,850
4.90% (1)	January 2016	60,000	60,000
5.40% (2)	August 2017	24,650	24,650
3.875% (1)	August 2021	55,000	55,000
3.875% (1)	August 2021	40,000	40,000
4.55% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	—
Unamortized discount – net		(4,240)	(2,940)
Total IPL first mortgage bonds		1,411,060	1,152,360
Total Long-term Debt – IPL		1,411,060	1,152,360
Long-term Debt – IPALCO:
7.25% Senior Secured Notes	April 2016	—	400,000
5.00% Senior Secured Notes	May 2018	400,000	400,000
3.45% Senior Secured Notes	July 2020	405,000	—
Unamortized discount – net		(395)	(1,347)
Total Long-term Debt – IPALCO		804,605	798,653
Total Consolidated IPALCO Long-term Debt		2,215,665	1,951,013
Less: Current Portion of Long-term Debt		131,850	—
Net Consolidated IPALCO Long-term Debt		$2,083,815	$1,951,013

(1)	First mortgage bonds are issued to the Indiana Finance Authority, to secure the loan of proceeds from the tax-exempt bonds issued by the Indiana Finance Authority.

(2)	First mortgage bonds are issued to the city of Petersburg, Indiana, to secure the loan proceeds from various tax-exempt instruments issued by the city.

Line of Credit

IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility in May 2014, and a further amendment and extension of the credit facility on October 16, 2015 (the “Credit Agreement”) with a syndication of banks (see Note 11, "Subsequent Events" for further details). This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance indebtedness under the existing credit agreement; (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on October 16, 2020, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time prior to October 16, 2019, subject to approval by the lenders. Prior to execution, IPL and IPALCO had existing general banking relationships with the parties in this agreement. As of both September 30, 2015 and December 31, 2014, IPL had no outstanding borrowings on the committed line of credit.

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

In September 2015, IPL issued $260 million aggregate principal amount of first mortgage bonds, 4.70% Series, due September 2045, pursuant to Rule 144A and Regulation S under the Securities Act. Net proceeds from this offering were approximately $255.6 million, after deducting the initial purchasers’ discounts and fees and expenses for the offering payable by IPL. The net proceeds from the offering are being used to finance a portion of IPL's construction program and capital costs related to environmental and replacement generation projects and for other general corporate purposes.

IPALCO's Senior Secured Notes

In June 2015, IPALCO completed the sale of the 2020 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act. The 2020 IPALCO Notes were issued pursuant to an Indenture dated June 25, 2015, by and between IPALCO and U.S. Bank, National Association, as trustee. The 2020 IPALCO Notes were priced to the public at 99.929% of the principal amount. Net proceeds to IPALCO were approximately $399.5 million after deducting underwriting costs and estimated offering expenses. These costs are being amortized to the maturity date using the effective interest method. We used the net proceeds from this offering to fund the purchase of the 2016 IPALCO Notes validly tendered and to pay for a related consent solicitation, to redeem any 2016 IPALCO Notes that remained outstanding after the completion of the tender, and to pay certain related fees, expenses and make-whole premiums. Of the 2016 IPALCO Notes outstanding, $366.5 million were tendered in June 2015. The remainder, $33.5 million, was redeemed in July 2015. An early tender premium was paid related to the tender offer and a redemption premium was paid related to the redemption of the 2016 IPALCO Notes. A loss on early extinguishment of debt of $22.1 million for the 2016 IPALCO Notes is included as a separate line item within Other Income and (Deductions) in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The 2020 IPALCO Notes are secured by IPALCO's pledge of all of the outstanding common stock of IPL. The lien on the pledged shares is shared equally and ratably with IPALCO's existing senior secured notes. IPALCO has entered into a Pledge Agreement Supplement with the Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated June 25, 2015, to the Pledge Agreement between IPALCO and The Bank of New York Mellon Trust Company, N.A., dated November 14, 2001, as supplemented by a Pledge Agreement Supplement dated April 15, 2008 and a Pledge Agreement Supplement dated May 18, 2011, each by IPALCO in favor of the Collateral Agent. IPALCO also agreed to register the 2020 IPALCO Notes under the Securities Act by filing an exchange offer registration statement or, under specified circumstances, a shelf registration statement with the SEC pursuant to a Registration Rights Agreement that IPALCO entered into with J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers of the 2020 IPALCO Notes. IPALCO filed its registration statement on Form S-4 with respect to the 2020 IPALCO Notes with the SEC on September 28, 2015, and this registration statement was declared effective on October 15, 2015.

6. PENSION AND OTHER POSTRETIREMENT BENEFITS

The following table (in thousands) presents information for the nine months ended September 30, 2015, relating to the Pension Plans:

Net unfunded status of plans:
Net unfunded status at December 31, 2014, before tax adjustments	$(91,182)
Net benefit cost components reflected in net funded status during first quarter:
Service cost	(2,079)
Interest cost	(7,408)
Expected return on assets	11,206
Employer contributions during quarter	25,000
Net unfunded status at March 31, 2015, before tax adjustments	$(64,463)
Net benefit cost components reflected in net funded status during second quarter:
Service cost	(2,078)
Interest cost	(7,408)
Expected return on assets	11,206
Net unfunded status at June 30, 2015, before tax adjustments	$(62,743)
Net benefit cost components reflected in net funded status during third quarter:
Service cost	(2,079)
Interest cost	(7,411)
Expected return on assets	11,204
Actuarial valuation adjustment	108
Employer contributions during quarter	146
Net unfunded status at September 30, 2015, before tax adjustments	$(60,775)

Regulatory assets related to pensions(1):
Regulatory assets at December 31, 2014, before tax adjustments	$236,891
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,216)
Amortization of net actuarial loss	(3,475)
Regulatory assets at March 31, 2015, before tax adjustments	$232,200
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,217)
Amortization of net actuarial loss	(3,475)
Regulatory assets at June 30, 2015, before tax adjustments	$227,508
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,217)
Amortization of net actuarial loss	(3,470)
ASC 715 settlement accounting re-actuarial valuation - supplemental plan(2)	(206)
Actuarial valuation adjustment	(108)
Regulatory assets at September 30, 2015, before tax adjustments	$222,507

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

(2)	The $0.2 million settlement loss was the result of a lump sum distribution paid out of the Supplemental Retirement Plan of IPL for the nine months ended September 30, 2015.

Pension Expense

The following table presents net periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2015	2014	2015	2014
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$2,079	$1,808	$6,236	$5,423
Interest cost	7,411	7,788	22,227	23,365
Expected return on plan assets	(11,204)	(10,474)	(33,616)	(31,420)
Amortization of prior service cost	1,217	1,214	3,650	3,640
Amortization of actuarial loss	3,470	2,428	10,420	7,283
ASC 715 settlement accounting re-actuarial valuation - supplemental plan	206	—	206	—
Net periodic benefit cost	$3,179	$2,764	$9,123	$8,291

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation were $5.9 million and $5.4 million at September 30, 2015 and December 31, 2014, respectively.  The related expense was not material to the Financial Statements in the periods covered by this report.

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

8. INCOME TAXES

IPALCO’s effective combined state and federal income tax rates were 36.3% and 36.0% for the three and nine months ended September 30, 2015, respectively, as compared to 36.4% and 34.6% for the three and nine months ended September 30, 2014, respectively. The increase in the effective tax rates versus the comparable nine-month period was primarily the result of an increase in state income tax expense (net of the federal tax benefit) and the disallowance of the domestic manufacturing deduction (Internal Revenue Code Section 199). The state tax expense in the current period is greater than the prior period due to the prior period containing an adjustment for a reduction in the enacted Indiana state tax rate. Due to the election of the final tangible property regulations in the prior year, IPALCO will not receive the benefit of the manufacturers’ deduction until the Net Operating Loss carryover caused by the election is used in its entirety. These increases in the rate were partially offset by the increase in the allowance for equity funds used during construction in 2015.

9. RELATED PARTY TRANSACTIONS

In December 2013, an agreement was signed, effective January 1, 2014, whereby the Service Company began providing services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including among other companies, IPALCO and IPL. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of other businesses. Total costs incurred by the Service Company on behalf of IPALCO were $6.1 million and $4.4 million during the three-month periods ended September 30, 2015 and 2014, respectively, and $18.3 million and $18.0 million during the nine-month periods ended September 30, 2015 and 2014, respectively. Total costs incurred by IPALCO on behalf of the Service Company were$1.9 million and $1.8 million during the three-month periods ended September 30, 2015 and 2014, respectively, and $5.6 million and $3.9 million during the nine-month periods ended September 30, 2015 and 2014, respectively. IPALCO had a prepaid balance with the Service Company of $2.1 million and $0.4 million as of September 30, 2015 and December 31, 2014, respectively.

In 2014, IPL engaged a third party vendor as part of its replacement generation construction projects. A member of the AES Board of Directors is also currently a member of the Supervisory Board of this vendor. We had billings from this vendor of $61.7 million and $33.5 million for the three months ended September 30, 2015 and 2014, respectively, and $152.9 million and $46.0 million for the nine months ended September 30, 2015 and 2014, respectively. IPL had a payable balance to this vendor of $24.2 million and $11.9 million as of September 30, 2015 and December 31, 2014, respectively.

10. SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other non-utility business activities aggregated separately. The non-utility category primarily includes the 2018 IPALCO Notes and the 2020 IPALCO Notes; approximately $10.3 million and $5.9 million of cash and cash equivalents, as of September 30, 2015 and December 31, 2014, respectively; long-term investments of $5.1 million and $5.1 million at September 30, 2015 and December 31, 2014, respectively; and income taxes, deferred taxes, and interest related to those items. All other non-utility assets represented less than 1% of IPALCO’s total assets as of September 30, 2015 and December 31, 2014. Net income for the utility segment was $80.2 million and $87.5 million for the nine-month periods ended September 30, 2015 and 2014, respectively, and $35.2 million and $36.3 million for the three-month periods ended September 30, 2015 and 2014, respectively. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

11. SUBSEQUENT EVENTS

On October 16, 2015, IPL closed on two credit facilities with a syndication of banks consisting of (i) an amendment and extension of its existing Credit Agreement and (ii) a new $91.85 million unsecured 364-day taxable term loan. The Credit Agreement, as amended, extends its maturity date to October 16, 2020. The first $50 million of the term loan was drawn at closing to fund the termination of IPL's $50 million accounts receivable securitization program, which was terminated on October 19, 2015. IPL intends to draw the remainder of the term loan to fund the maturity of a tax-exempt first mortgage bond later in 2015 or early 2016. Each of these facilities further optimizes IPL's debt profile by reducing the overall cost of debt and introducing variable rate exposure.

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

Comparison of three months ended September 30, 2015 and three months ended September 30, 2014

Utility Operating Revenues

Utility operating revenues during the three months ended September 30, 2015 decreased by $9.0 million compared to the same period in 2014, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	September 30,			Percentage
	2015	2014	Change	Change
Utility Operating Revenues:
Retail Revenues	$317,971	$307,598	$10,373	3.4%
Wholesale Revenues	3,200	22,576	(19,376)	(85.8)%
Miscellaneous Revenues	5,391	5,400	(9)	(0.2)%
Total Utility Operating Revenues	$326,562	$335,574	$(9,012)	(2.7)%

Heating Degree Days:
Actual	21	79	(58)	(73.4)%
30-year Average	66	67

Cooling Degree Days:
Actual	746	549	197	35.9%
30-year Average	781	793

The increase in retail revenues of $10.4 million was primarily due to a 5% increase in the volume of kWh sold ($9.4 million) and an increase in the weighted average price per kWh sold ($1.0 million). The $9.4 million increase in the volume of kWh sold was primarily due to warmer temperatures in our service territory during the third quarter of 2015 versus the comparable period (as demonstrated by the 36% increase in cooling degree days, as shown above). The $1.0 million increase in the weighted average price per retail kWh sold was primarily due to increases in (i) environmental rate adjustment mechanism revenues of $5.2 million and (ii) DSM program rate adjustment mechanism revenues of $1.7 million; partially offset by (i) a decrease in fuel revenues of $3.2 million and (ii) unfavorable block rate variances of $2.7 million, mostly attributed to our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases.

The decrease in wholesale revenues of $19.4 million was primarily due to an 86% decrease in the quantity of kWh sold as IPL’s coal-fired generation was not called upon by MISO to produce electricity as often during the third quarter of 2015 compared to the third quarter of 2014. Our ability to be dispatched in the MISO market is primarily driven by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability. Unit availability was unfavorably impacted by increased planned outages during the three months ended September 30, 2015.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended September 30, 2014 to the three months ended September 30, 2015 (dollars in millions):

Operating expenses for the three months ended September 30, 2014	$286.3
Decrease in fuel costs	(27.9)
Increase in power purchased	10.9
Increase in maintenance expenses	5.0
Increase in miscellaneous steam power expenses	3.3
Increase in DSM program costs	0.8
Other miscellaneous variances	2.7
Operating expenses for the three months ended September 30, 2015	$281.1

The $27.9 million decrease in fuel costs was primarily due to (i) a $14.1 million decrease in the quantity of fuel consumed as the result of a decrease in total kWh sales volume in the comparable period, (ii) an $8.4 million decrease in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our FAC and actual fuel and purchased power costs, (iii) a $2.4 million decrease in the price of natural gas we consumed during the comparable period, (iv) a $2.2 million decrease in the price of coal we consumed during the comparable period, and (v) a $0.8 million decrease in the price of oil we consumed during the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through the FAC proceedings and, therefore, the costs are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these costs.

The $10.9 million increase in purchased power costs was primarily due to a 213% increase in the volume of power purchased during the period ($37.8 million), partially offset by a 47% decrease in the market price of purchased power ($26.9 million). The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outages, and the fact that at times it is less expensive for us to buy power in the market than to produce it ourselves. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased.

Maintenance expenses increased $5.0 million versus the comparable period primarily due to increased planned outages.

The increase in miscellaneous steam power expenses of $3.3 million, which are included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Operations, is largely attributed to MATS compliance.

The increase in DSM program costs of $0.8 million, which are included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Operations and are recoverable through customer rates, is correlated to an increase in DSM rate adjustment mechanism revenues as a result of timing differences in spending patterns.

Other Income and Deductions

Other income and deductions decreased $1.1 million from income of $7.2 million for the three months ended September 30, 2014 to income of $6.1 million for the same period in 2015. The decrease was primarily due to a $2.7 million loss on early extinguishment of debt from the redemption of the remaining $33.5 million of the 2016 IPALCO Notes in July 2015. This decrease was partially offset by a $1.8 million increase in the allowance for equity funds used during construction as a result of increased construction activity.

Interest and Other Charges

Interest and other charges decreased $5.1 million, or 18%, for the three months ended September 30, 2015 primarily due to lower interest on long-term debt of $2.8 million primarily as a result of the refinancing in June 2015 of IPALCO's senior secured notes (2020 IPALCO Notes at 3.45% compared to 2016 IPALCO Notes at 7.25%) and a $2.2 million change in the allowance for borrowed funds used during construction as a result of increased construction activity.

Comparison of nine months ended September 30, 2015 and nine months ended September 30, 2014

Utility Operating Revenues

Utility operating revenues during the nine months ended September 30, 2015 decreased by $53.8 million compared to the same period in 2014, which resulted from the following changes (dollars in thousands):

	Nine Months Ended
	September 30,			Percentage
	2015	2014	Change	Change
Utility Operating Revenues:
Retail Revenues	$920,084	$925,082	$(4,998)	(0.5)%
Wholesale Revenues	15,506	63,929	(48,423)	(75.7)%
Miscellaneous Revenues	15,650	16,026	(376)	(2.3)%
Total Utility Operating Revenues	$951,240	$1,005,037	$(53,797)	(5.4)%

Heating Degree Days:
Actual	3,665	4,064	(399)	(9.8)%
30-year Average	3,288	3,284

Cooling Degree Days:
Actual	1,145	891	254	28.5%
30-year Average	1,124	1,136

The decrease in retail revenues of $5.0 million was primarily due to a decrease in the weighted average price per kWh sold ($4.8 million) and a slight decrease in the volume of kWh sold ($0.2 million). The $4.8 million decrease in the weighted average price per kWh sold was primarily due to decreases in (i) fuel revenues of $14.5 million and (ii) DSM program rate adjustment mechanism revenues of $4.2 million; partially offset by an increase in environmental rate adjustment mechanism revenues of $13.6 million.

The decrease in wholesale revenues of $48.4 million was primarily due to a 70% decrease in the quantity of kWh sold ($44.8 million) and a 19% decrease in the weighted average price per kWh sold ($3.6 million) as IPL’s coal-fired generation was not called upon by MISO to produce electricity as often during the first nine months of 2015 compared to the first nine months of 2014. Our ability to be dispatched in the MISO market is primarily driven by the locational market price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability. Unit availability was unfavorably impacted by increased planned outages during the nine months ended September 30, 2015.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 (dollars in millions):

Operating expenses for the nine months ended September 30, 2014	$878.0
Decrease in fuel costs	(67.3)
Increase in power purchased	20.8
Increase in maintenance expenses	12.3
Decrease in DSM program costs	(7.6)
Increase in miscellaneous steam power expenses	6.1
Decrease in depreciation and amortization	(2.8)
Other miscellaneous variances	(0.2)
Operating expenses for the nine months ended September 30, 2015	$839.3

The $67.3 million decrease in fuel costs was primarily due to (i) a $34.9 million decrease in the quantity of fuel consumed as the result of a decrease in total kWh sales volume in the comparable period, (ii) a $14.4 million decrease in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our FAC and actual fuel and purchased power costs, (iii) a $12.8 million decrease in the price of natural gas we consumed during the comparable period, (iv) a $2.7 million decrease in the price of coal we consumed during the comparable period, and (v) a $2.5 million decrease in the price of oil we consumed during the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through the FAC proceedings and, therefore, the costs are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these costs.

The $20.8 million increase in purchased power costs was primarily due to a 121% increase in the volume of power purchased during the period ($82.2 million), partially offset by a 38% decrease in the market price of purchased power ($61.4 million). The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outages, and the fact that at times it is less expensive for us to buy power in the market than to produce it ourselves. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased.

Maintenance expenses increased $12.3 million versus the comparable period primarily due to increased planned outages.

The decrease in DSM program costs of $7.6 million, which are included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Operations and are recoverable through customer rates, is correlated to a decrease in DSM rate adjustment mechanism revenues as a result of timing differences in spending patterns.

The increase in miscellaneous steam power expenses of $6.1 million, which are included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Operations, is largely attributed to MATS compliance.

The decrease in depreciation and amortization costs of $2.8 million was primarily due to asset retirements largely attributed to MATS compliance, as depreciation on new MATS assets is being deferred as a regulatory asset until the period of future collection.

Other Income and Deductions

Other income and deductions decreased $9.5 million from income of $19.8 million for the nine months ended September 30, 2014 to income of $10.3 million for the same period in 2015, reflecting a 48% decrease. The decrease was primarily due to a $22.1 million loss on early extinguishment of debt from the redemption of $400 million of 2016 IPALCO Notes during the summer of 2015. This decrease was partially offset by (i) an increase in the income tax benefit of $7.4 million, which was primarily due to the change in pretax nonoperating income during the comparable period, and (ii) a $5.2 million increase in the allowance for equity funds used during construction as a result of increased construction activity.

Interest and Other Charges

Interest and other charges decreased $6.3 million, or 8%, for the nine months ended September 30, 2015 primarily due to a $5.7 million change in the allowance for borrowed funds used during construction as a result of increased construction activity and also slightly lower interest on long-term debt of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Overview

As of September 30, 2015, we had unrestricted cash and cash equivalents of $125.2 million and available borrowing capacity of $249.5 million under our $250.0 million unsecured revolving credit facility after outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 28, 2016. In December 2013, we received an order from the IURC granting us authority through December 31, 2016 to, among other things, issue up to $425 million in aggregate principal amount of long-term debt (inclusive of $130 million of IPL first mortgage bonds issued in June 2014 and $260 million of IPL first mortgage bonds issued in September 2015), refinance up to $171.9 million in existing indebtedness, and have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time. In June 2015, we filed a petition with the IURC seeking authority to issue additional amounts of long-term debt to, among other things, meet the financing needs associated with our environmental and replacement generation projects. The hearing on this matter is complete and the case remains pending with the IURC. At this time, we cannot predict if or when that request will be granted. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES U.S. Investments and CDPQ. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. In addition, due to current and expected future environmental regulations and replacement generation projects, it is expected that equity capital will continue to be used as a significant funding source, as it was in 2015, 2014 and 2013 (see below). AES has approved significant equity investments in IPL for its proposed nonrecurring capital expenditures through 2017; however, AES is under no contractual obligation to provide such equity capital and there can be no assurance we will receive capital contributions in the amounts or at the times funding may be required. In June 2014 and July 2013, IPALCO received equity capital contributions of $106.4 million and $49.1 million, respectively, from AES for funding needs related to IPL’s environmental and replacement generation projects, which IPALCO then made the same investment in IPL. In addition, in April 2015, IPALCO received an equity capital contribution of $214.4 million from the issuance of 11,818,828 shares of common stock to CDPQ for funding needs primarily related to IPL’s environmental construction program, which IPALCO then made the same investment in IPL. CDPQ has committed to approximately $135 million of additional investments in IPALCO through 2016, which will be used primarily to help fund existing environmental and replacement generation projects at IPL.

IPL First Mortgage Bonds

IPALCO has classified its outstanding $131.9 million aggregate principal amount of 4.90% IPL first mortgage bonds as short-term indebtedness as they are due January 2016. In September 2015, IPL issued $260 million aggregate principal amount of first mortgage bonds, 4.70% Series, due September 2045, pursuant to Rule 144A and Regulation S under the Securities Act. For further discussion, please see Note 5, "Indebtedness - IPL First Mortgage Bonds."

IPALCO's Senior Secured Notes

In June 2015, IPALCO completed the sale of the 2020 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act. For further discussion, please see Note 5, "Indebtedness - IPALCO's Senior Secured Notes."

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Our capital expenditures totaled $458.2 million and $232.3 million for the nine-month periods ended September 30, 2015 and 2014, respectively. The increase in capital expenditures of $225.9 million in 2015 versus 2014 was primarily driven by construction costs related to replacement generation and our environmental construction program. Construction expenditures during the first nine months of 2015 and 2014 were financed primarily with internally generated cash provided by operations, borrowings on our credit facility, long-term borrowings, and equity capital contributions.

Our capital expenditure program, including development and permitting costs, for the three-year period from 2015 to 2017 is currently estimated to cost approximately $513 million (excluding environmental compliance and replacement generation costs), including amounts already spent in the first nine months of 2015. It includes approximately $283 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $162 million for power plant-related projects and $68 million for other miscellaneous equipment.

In addition to the amounts listed above, IPL plans to spend additional amounts related to environmental compliance, including $136 million for the three-year period from 2015 to 2017 to comply with MATS. IPL plans to spend a total of approximately $454 million for this project (of which $393 million has been expended through September 30, 2015).

IPL also plans to spend a total of approximately $626 million (of which $299 million has been expended through September 30, 2015) on replacement generation costs through 2017 as a result of the retirement of existing facilities not equipped with advanced environmental control technologies required to comply with existing and expected regulations. Of this amount, $526 million is projected to be expended in the three-year period from 2015 to 2017.

Other environmental expenditures include costs for compliance with the NPDES permit program under the CWA. The costs for NPDES at our Petersburg Plant for 2015 to 2017 are expected to be $207 million. IPL plans to spend a total of $224 million for this project (of which $81 million has been expended through September 30, 2015). Also, as a result of environmental regulations, IPL plans to refuel Unit 7 at Harding Street converting from coal-fired to natural gas-fired. The 2015 to 2017 cost of the projects necessary to complete this conversion, including costs for NPDES, MATS compliance and dry ash handling, are expected to be $102 million (IPL plans to spend a total of $108 million on this project, including amounts already expended through September 30, 2015). IPL also plans to spend $2 million on preliminary studies and engineering related to cooling water intake requirements in sections 316(a) and 316(b) of the CWA.

Common Stock Dividends

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first nine months of 2015 and 2014, we paid a total of $61.2 million and $78.0 million, respectively, in dividends to our shareholders. Future distributions to our shareholders will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $25.1 million and $54.1 million to the Pension Plans during the first nine months of 2015 and 2014, respectively. We currently do not expect to make additional pension funding payments in 2015. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

Regulatory Matters

Rate Case and Downtown Underground Network Investigation

As discussed in IPALCO's 2014 Form 10-K, IPL filed a petition with the IURC on December 29, 2014, for authority to increase its basic rates and charges. In response to underground network incidents that occurred in the downtown Indianapolis area, the IURC issued an order on March 20, 2015 opening an investigation of our ongoing investment in, and operation and maintenance of, our network facilities. In 2015, the IURC combined this pending investigation with our petition filed in 2014 proposing to increase our basic rates and charges. The ultimate impact the network investigation may have on the rate case cannot be predicted beyond the potential for delay in the final determination of our change in basic rates and charges. The evidentiary hearing began in September 2015 and concluded on October 1, 2015. The case remains pending with the IURC.

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

MATS

Several lawsuits challenging the EPA's MATS rule have been filed by other parties and consolidated into a single proceeding before the U.S. Court of Appeals for the District of Columbia Circuit. In April 2014, the U.S. Court of Appeals issued an opinion upholding the MATS rule. Numerous states and two trade groups petitioned the U.S. Supreme Court to review this opinion. On June 29, 2015, the U.S. Supreme Court remanded MATS to the D.C. Circuit due to EPA's failure to consider costs before deciding to regulate power plants under Section 112 of the CAA. On remand, the D.C. Circuit must determine whether the MATS rule will be vacated or remain in place while EPA works to comply with the U.S. Supreme Court's decision. Further proceedings are expected; however, in the meantime MATS remains in effect. We currently cannot predict the outcome of this litigation, or its impact, if any, on our MATS compliance planning or ultimate costs.

Waste Management and CCR

On June 21, 2010, the EPA published in the Federal Register a proposed rule that establishes regulation of coal combustion residues under the RCRA, which consisted of two options pursuant to which CCRs could be regulated as special waste under Subtitle C of RCRA or as non-hazardous solid waste under Subtitle D of RCRA. On December 19, 2014, the EPA announced the final CCR rule, which is to regulate CCRs under the less restrictive non-hazardous solid waste designation. The EPA published in the Federal Register a final rule on April 17, 2015, and it became effective on October 19, 2015. Generally, the rule establishes national minimum criteria for existing and new CCR landfills and existing and new CCR surface impoundments (ash ponds), including location restrictions, design and operating criteria, groundwater-monitoring and corrective action, and closure requirements and post closure care. We are currently reviewing the final rule and assessing the impact on our operations. Our business, financial condition or results of operations could be materially and adversely affected by this rule.

Environmental Wastewater Requirements

On October 16, 2014, IPL filed its wastewater compliance plans with the IURC. On July 29, 2015, IPL received approval for a CPCN from the IURC to convert Unit 7 at the Harding Street Station from coal-fired to natural gas-fired, and also to install and operate wastewater treatment technologies at Harding Street Station and Petersburg Generation Station in southern Indiana. IPL plans to invest $326 million in these projects to help ensure compliance with the wastewater treatment requirements by 2017.

On June 29, 2015, the EPA and the U.S. Army Corps of Engineers published a rule defining federal jurisdiction over waters of the U.S. This rule, which became effective on August 28, 2015, may expand or otherwise change the number and types of waters or features subject to federal permitting. On the day the rule was published, several states sued to challenge the rule. Since then, other states and industry groups have also sued. On October 9, 2015, the U.S. Court of Appeals for the Sixth Circuit issued an order staying the rule nationwide pending completion of the Court's review of the rule. We cannot at this time determine the timing or impact of this regulation or litigation, but it could have a material impact on our business, financial condition or results of operations.

On September 30, 2015, the EPA released the final Effluent Limitation Guidelines to reduce toxic pollutants discharged into waterways by power plants. We are currently reviewing the rule and it is too early to determine whether it will materially impact IPL's operations or IPL's current or future NPDES permits.

Climate Change Legislation and Regulation

On October 23, 2015, the EPA's final CO2 emission rules for existing power plants (called the Clean Power Plan or "CPP") were published in the Federal Register with an effective date of December 22, 2015. Additionally, the final NSPS for CO2 emissions from new, modified and reconstructed fossil-fuel-fired power plants were published in the Federal Register on October 23, 2015 and are effective immediately. The CPP provides for interim emissions performance rates that must be achieved beginning in 2022 and final emissions performance rates that must be achieved by 2030. Prior to the rule's publication in the Federal Register, fifteen states, including Indiana, filed a petition in the U.S. Court of Appeals for the D.C. Circuit seeking a stay of the CPP, which was denied by the Court in September 2015. On October 23, 2015, several states and industry groups filed petitions in the D.C. Circuit Court of Appeals challenging the CPP as published in the Federal Register, including a twenty-four state consortium that includes Indiana. These state petitioners, as well as industry groups separately challenging the rule, have filed motions with the D.C. Circuit Court requesting a stay of the rule. The D.C. Circuit Court has issued orders consolidating the current pending challenges to the CPP under the lead case, West Virginia v. EPA. On October 23, 2015, North Dakota filed a petition for review of the Greenhouse Gas NSPS in the D.C. Circuit Court, and a coalition of environmental groups have moved to intervene on behalf of EPA in both the CPP and NSPS litigation. Additional legal challenges to the CPP and NSPS are expected. We are currently reviewing the rules and assessing the impact on our operations. Our business, financial condition or results of operations could be materially and adversely affected by this rule.

NAAQS

On October 1, 2015, the EPA released a final rule lowering the NAAQS for ozone to 70 parts per billion from 75 parts per billion. We are currently reviewing the rule and assessing the impact on our operations. We cannot at this time determine the impact of this regulation, but it could be material to our business, financial condition or results of operations.

Opacity and Particulate Matter

On October 1, 2015, IPL received a NOV from the EPA pursuant to CAA Section 113(a). The NOV alleges violations of the CAA, the Indiana SIP, and the Title V operating permit related to alleged particulate matter and opacity violations at IPL Petersburg Unit 3. Since receiving the letter, IPL management has met with EPA staff regarding possible resolutions to this NOV. However, it is too early to determine whether this could have a material impact on our business, financial condition or results of operations. We would seek recovery of any operating or capital expenditures related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in that regard.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)), as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2015. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Note 7, “Commitments and Contingencies” to the Financial Statements and "Environmental Matters" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part I – Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. See also the description of the IURC’s investigation into our downtown underground network in “Regulatory Matters” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I – Financial Information of this Form 10-Q. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business, none of which we believe, based on currently available information, will result in a material adverse effect on our results of operations, financial condition, or cash flows.

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

4.1*
Sixty-Third Supplemental Indenture, dated as of September 1, 2015, to the Mortgage and Deed of Trust, dated as of May 1, 1940, between IPL and the Bank of New York Mellon Trust Company, NA, as successor in interest to American National Bank & Trust Company of Chicago, Trustee

10.1
First Amendment to Credit Agreement by and among IPL, the Lenders party thereto, Fifth Third Bank, as syndication agent, BMO Harris Bank N.A., as documentation agent and PNC Bank, National Association, as administrative agent, dated as of October 16, 2015

10.2
$91,850,000 364-Day Delayed Draw Term Loan Facility Credit Agreement by and among IPL, the Lenders party thereto, U.S. Bank National Association, as administrative agent, U.S. Bank National Association, sole lead arranger and Fifth Third Bank, as documentation agent, dated as of October 16, 2015

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

* Incorporated by reference to IPALCO's Registration Statement on Form S-4 filed with the SEC on September 28, 2015

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

Date:	November 4, 2015	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2015	/s/ Kurt A. Tornquist
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 4, 2015	/s/ Kenneth J. Zagzebski
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 4, 2015	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer

Exhibit 32

Certification Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The certification set forth below is being submitted in connection with the Quarterly Report on Form 10-Q for the period ended September 30, 2015 (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Kenneth J. Zagzebski, Chief Executive Officer and Craig L. Jackson, Chief Financial Officer of IPALCO Enterprises, Inc. (“IPALCO”), each certifies that, to the best of his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of IPALCO.

Date:	November 4, 2015	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
Chief Executive Officer

Date:	November 4, 2015	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to IPALCO and will be retained by IPALCO and furnished to the Securities and Exchange Commission or its staff upon request.