Form 10-K/A
period 2015-12-31
IPALCO ENTERPRISES, INC.
filed 2016-04-29
CIK 728391

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
Prior to October 15, 2015, IPALCO Enterprises, Inc. was a voluntary filer. On October 15, 2015, the Securities and Exchange Commission declared effective the IPALCO Enterprises, Inc. Registration Statement on Form S-4, originally filed on September 28, 2015. IPALCO Enterprises, Inc. has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐    Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)    Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

At April 15, 2016, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which (i) 89,685,177 shares were owned by AES U.S. Investments, Inc., which is owned by AES U.S. Holdings, LLC and (ii) 19,222,141 shares were owned by CDP Infrastructure Fund GP (“CDPQ”), a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
IPALCO Enterprises, Inc. (the “Company,” “IPALCO,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2016, to include the information required by Items 10 through 13 of Part III of the 2015 10-K. This information was previously omitted from the 2015 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement or to be provided as an amendment to Form 10-K, if such statement or amendment is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to provide certain information required by Part III (Items 10, 11, 12 and 13) to Form 10-K to be incorporated by reference into the 2015 10-K and to delete the references to the definitive proxy statement in Part III to the 2015 10-K. The cover page of the 2015 10-K is also amended to delete the reference to the incorporation by reference of the definitive proxy statement, and update the number of shares of IPALCO Common Stock outstanding.
Except as described above, no other changes have been made to the 2015 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2015 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2015 10-K, nor does it amend, modify or otherwise update any other information in our 2015 10-K, except as noted in the immediately preceding paragraph. Accordingly, this Amendment should be read in conjunction with our 2015 10-K and with our filings with the SEC subsequent to the filing of our 2015 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2015 10-K.

i

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
Set forth below is certain information regarding each of IPALCO’s current directors as of April 15, 2016, including the qualifications of such persons to serve as directors. Directors are elected annually to serve until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal from office. Please see “-Nomination of Directors” below for a discussion of certain rights with respect to the nomination and election of directors held by certain of IPALCO’s shareholders.
Renaud Faucher, 51, has been a Director of IPALCO since February 2015, when he was nominated by CDPQ to serve on IPALCO’s Board of Directors. Mr. Faucher brings extensive experience in construction, project management and finance to the Board of Directors. Mr. Faucher joined CDPQ in 2006 and he is currently Regional Director North America, Asset Management in the infrastructure group. From 1998 to 2006, he held different positions within wholly owned subsidiaries of Hydro-Québec, as Director, Investments, Vice President, Finance and Vice President, Risk Management. From 1992 to 1998, Mr. Faucher worked on the financing and management of independent power plants across Canada. From 1986 to 1990, Mr. Faucher worked as a project engineer on the construction of large infrastructure projects in Canada and Europe, including the Channel Tunnel project.  Mr. Faucher currently sits on the boards of Colonial Pipeline, Noverco and Gaz Metro and has served as the President of Noverco since February 2016. He sits on various boards and committees related to Invenergy Wind. Previously, Mr. Faucher was on the members’ committee of Cross-Sound Cable Company LLC (a submarine transmission cable between Connecticut and Long Island), a director of Heathrow Airport Holdings Limited (formerly BAA Limited), Noverco and Southern Star Central Gas Pipeline (an interstate pipeline in the United States). Mr. Faucher holds a Bachelor’s degree in Civil Engineering from École Polytechnique de Montréal, as well as an M.B.A. from Concordia University and a DESS (specialized graduate diploma) in Accounting from ESG-UQAM. He is a Chartered Professional Accountant (CPA, CMA).
Paul L. Freedman, 46, has been a Director of IPALCO since February 2015. Mr. Freedman joined The AES Corporation (“AES”) in 2007, and currently serves as Assistant General Counsel for AES. AES is the ultimate parent company of IPALCO. Mr. Freedman also serves as a Director of The Dayton Power and Light Company (“DP&L”), which is also owned by AES.  Mr. Freedman has held several positions at AES including Senior Corporate Counsel and General Counsel North America Generation. Mr. Freedman also serves as a director or officer of other AES affiliates. Mr. Freedman brings to the Board of Directors his legal and industry experience together with his experience at AES in a wide range of areas, including commercial transactions, financings, regulatory and environmental matters, and corporate governance. Prior to joining AES, Mr. Freedman was Chief Counsel for credit programs at the U.S. Agency for International Development and he previously worked as an associate at the law firms of White & Case, LLP and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center.
Andrew J. Horrocks, 61, has been a Director of IPALCO since February 2015. In July 2014, Mr. Horrocks was appointed Chief Operating Officer of the United States Strategic Business Unit of AES (the “US SBU”), which includes IPALCO and Indianapolis Power & Light Company (“IPL”), IPALCO’s primary operating subsidiary. Mr. Horrocks also serves as a director or officer of other AES affiliates. Mr. Horrocks joined AES in September 1997 and has helped manage AES’ generation businesses for the last 17 years in six international markets, including as the country manager for AES in the Philippines and Hungary where he was responsible for guiding three AES power stations through market deregulation. Mr. Horrocks brings this substantial background in the generation business including power plant operations, construction and energy sector commercial activity to IPALCO’s Board of Directors. Prior to joining the US SBU, he was the Chief Operating Officer for the Asia Strategic Business Unit of AES. Prior to joining AES, Mr. Horrocks served in the Royal Navy in their nuclear fleet and graduated from the Royal Navy Electrical Engineering School and the Nuclear Engineering Academy.
Craig L. Jackson, 43, has been a Director of IPALCO since February 2015. Mr. Jackson is Chief Financial Officer of IPALCO and the US SBU and serves as Vice President and Chief Financial Officer of IPL. Mr. Jackson has served in various capacities within the utility finance and accounting sectors, primarily with DPL and its affiliates, which companies are also owned by AES. Mr. Jackson joined DPL in 2004 and has held various positions of increasing responsibility in the finance and accounting organizations at DPL. Mr. Jackson has served as DPL’s Chief Financial Officer since July 2012. Mr. Jackson also has served as DP&L’s Chief Financial Officer since May 2012, as a Director since May 2015, and as Vice President since July 2015 and serves as a director or officer of other AES affiliates. Mr. Jackson brings substantial finance and accounting experience with regulated utilities to the Board of Directors.  Mr. Jackson received a B.S. in business administration from Bloomsburg University and an M.B.A. from Wright State University. Mr. Jackson serves on the board of directors of Rebuilding Together Indianapolis.
Michael S. Mizell, 48, has been a Director of IPALCO since February 2015 and a Director of IPL since July 2015. Mr. Mizell has served as the Midwest Market Business Leader for the US SBU since March 2015. Mr. Mizell also serves on the Board of Directors of DP&L and DPL and as a director or officer of other AES affiliates. Mr. Mizell served as General Counsel of IPL and IPALCO from March 2014 to March 2015, and as General Counsel of the US SBU from June 2013 to March 2015 and served as Secretary for IPALCO and IPL from June 2013 to March 2014. Mr. Mizell also served as DP&L’s Senior Vice President and General Counsel, a position he held from September 2012 to March 2015. Mr. Mizell has served in various capacities within the energy industry and brings more than 25 years of combined legal and strategic business planning experience to the Board of Directors. Mr. Mizell received a B.S. degree from Nova Southeastern University and a J.D. from the Cumberland School of Law at Samford University.
Thomas M. O’Flynn, 56, has been a Director of IPALCO since February 2015 and is the Chairman of the Board. Mr. O’Flynn has served as Executive Vice President and Chief Financial Officer of AES since September 2012 and serves as a director or officer of other AES affiliates. Mr. O’Flynn brings to the Board of Directors his perspective as a senior financial executive well versed in finance and accounting. Previously, Mr. O’Flynn served as Senior Advisor to the private equity group of Blackstone in the power and utility sector from 2010 to 2012. During this period, Mr. O’Flynn also served as Chief Operating Officer and Chief Financial Officer of Transmission Developers, Inc., a Blackstone portfolio company that develops innovative power transmission projects in an environmentally responsible manner, and served as a member of the Board of Directors of Brightsource Energy, Inc., an electric services company focusing on solar thermal technology. From 2001 to 2009, he served as the Chief Financial Officer of PSEG, a New Jersey-based merchant power and utility company. He also served as President of PSEG Energy Holdings from 2007 to 2009. From 1986 to 2001, Mr. O’Flynn was in the Global Power and Utility Group of Morgan Stanley. He served as a Managing Director for his last five years at Morgan Stanley and served as the head of the North American Power Group from 2000 to 2001. At Morgan Stanley, he was responsible for senior client relationships and led a number of large merger, financing, restructuring and advisory transactions. Mr. O’Flynn also served on the Board of AES Gener, a majority owned subsidiary of AES, from October 2014 through May 2015 and the Board of Silver Ridge Power, a joint venture between AES and Riverstone Holdings LLC from September 2012 through July 2014. Mr. O’Flynn has a B.A. in Economics from Northwestern University and an M.B.A. from the University of Chicago. He is also currently on the board of directors of the New Jersey Performing Arts Center and is Chairman of the Institute for Sustainability and Energy at Northwestern University.
Olivier Renault, 38, has been a Director of IPALCO since February 2015 and serves as a nominee of CDPQ. Mr. Renault brings his background in utility transactions and finance to the Board of Directors. Mr. Renault rejoined CDPQ in 2010 as a Director in the Infrastructure and Energy team with a focus on transaction origination and execution in North America. From 2008 to 2010, Mr. Renault was a senior principal with Arcus Infrastructure Partners (formerly Babcock & Brown European Infrastructure Fund), a European-focused infrastructure fund based in London with approximately €2.0 billion under management. From 2005 to 2008, Mr. Renault was a Manager with CDPQ’s infrastructure and energy team. From 2001 to 2005, Mr. Renault was with PwC’s infrastructure finance advisory team based in Montreal and in London. Mr. Renault has been involved with some of CDPQ’s largest transactions in the energy sector, such as Invenergy Wind, Southern Star Central Gas Pipeline, Astoria Power and Enbridge Energy Partners in the United States, as well as Fluxys and Interconnector UK (regulated gas transmission) in Europe. He currently sits on various boards and committees related to Invenergy Wind and is a director of Southern Star Central Corp. Previously, Mr. Renault was a director of Interconnector UK. Mr. Renault holds a Bachelor’s degree in Commerce specializing in accounting from Université du Québec à Montréal (ESG-UQAM). He is a CFA charterholder.

Richard A. Sturges, 52, has been a Director of IPALCO since February 2015. Mr. Sturges brings over 17 years of experience in the electric industry to the Board of Directors.  Since joining AES in 2006, Mr. Sturges has held several positions including Director of Finance for North America, Director and Vice President Portfolio Management and, currently, Vice President Mergers & Acquisitions. Mr. Sturges also serves as an officer or director of other AES affiliates. Previously, Mr. Sturges served as Director, Finance for National Energy and Gas Transmission, Inc. Mr. Sturges holds a Bachelor of Engineering Science from Johns Hopkins University and a Masters in Public and Private Management from Yale University.
Margaret E. Tigre, 38, has been a Director of IPALCO since February 2015. Ms. Tigre also serves as a director or officer of other AES affiliates. Ms. Tigre brings more than 18 years of financial experience, including eight years in the electric industry, to the Board of Directors.  Since joining AES in 2007 Ms. Tigre has held several positions including Chief of Staff to the Chief Executive Officer, Vice President Corporate Tax and, currently, Vice President and Chief Corporate Tax Officer. Ms. Tigre also served as a member of the Board of AES Gener from October 2014 through April 2015 and as an alternate Director for AES Gener prior to such time. Ms. Tigre holds a B.S. from George Mason University.
Kenneth J. Zagzebski, 56, has been a Director of IPALCO and IPL since March 2009. Since April 2011, Mr. Zagzebski has served as President and Chief Executive Officer of IPALCO. Mr. Zagzebski has served as interim President and Chief Executive Officer of IPL since July 1, 2015. In the past, he also served as President and Chief Executive Officer of IPL from April 2011 until June 2013 and March 2014, respectively. Mr. Zagzebski is President of the US SBU and a Vice President of AES. He is also President, Chief Executive Officer and a Director of DPL, a Director of DP&L, and an officer or director of other AES affiliates. Mr. Zagzebski joined IPL as Senior Vice President of Customer Operations in September 2007 and was responsible for the Power Delivery, Customer Services and Enterprise Information Systems business groups. Mr. Zabzebski also served as a member of the Board of AES SUL, LLC from April 2012 through January 2013 and AES Electropaulo S.A. from December 2011 through February 2013. Mr. Zagzebski has more than 25 years of industry experience in diverse executive management, business development and financial roles, including Vice President and Chief Operating Officer for Field Operations at Xcel Energy. His background also includes experience in international energy as Executive Director of NRG Energy Asia-Pacific region, from 1997 to September 1999 where he was responsible for the company’s Asia-Pacific investments. Mr. Zagzebski’s broad industry experience and extensive knowledge and understanding of IPL and IPALCO allow him to provide invaluable insight to the Board of Directors. Mr. Zagzebski has a Bachelor’s degree from the University of Wisconsin, Eau Claire, and an M.B.A. from the Carlson School of Management at the University of Minnesota. Mr. Zagzebski currently Chairs the Marian University Academy For Teaching and Learning Leadership Board of Visitors and serves on the board of directors of the YMCA of Greater Indianapolis and the board of directors of the Central Indiana Corporate Partnership.

EXECUTIVE OFFICERS
Set forth below is certain information regarding each of our current executive officers as of April 15, 2016. IPALCO was acquired by AES in March 2001, and is currently a majority-owned subsidiary of AES US Investments, Inc. (“AES U.S. Investments”). IPL is our primary operating subsidiary. AES manages its business through a geographically focused strategic business unit (“SBU”) platform. AES businesses in the United States, including IPALCO and IPL, are part of the US SBU; however, the US SBU is not a legal entity. AES U.S. Services, LLC (the “Service Company”), another subsidiary of AES, is a service company established in late 2013 to provide operational and corporate services on behalf of companies that are part of the US SBU, including among other companies, IPALCO and IPL. As a result of this structure, IPALCO and IPL do not directly employ the executives responsible for the management of our business.
Officers are elected at the annual meeting of the Board of Directors, and hold office until a successor is duly elected and qualified or until earlier death, resignation or removal from office. There are no family relationships among our Directors and Executive Officers.

Name	Age	Position
Kenneth Zagzebski	56	Director, President and Chief Executive Officer of IPALCO Director, Interim President and Chief Executive Officer of IPL President, US SBU
Craig Jackson	43	Director and Chief Financial Officer of IPALCO Chief Financial Officer US SBU Vice President and Chief Financial Officer of IPL
Andrew Horrocks	61	Director, IPALCO Chief Operating Officer, US SBU
Michael Mizell	48	Director, IPALCO and DPL Midwest Market Business Leader, US SBU
Salil Pradhan	48	Vice President, Commercial Operations, US SBU
Judi Sobecki	44	Secretary and General Counsel of IPALCO and the US SBU Vice President, Secretary and General Counsel of IPL
James Valdez	45	Vice President Human Resources, US SBU

Biographical information for Messrs. Zagzebski, Jackson, Horrocks and Mizell is presented under “-Directors” above.
Salil Pradhan, 48, is Vice President, Commercial Operations for the US SBU, which includes IPALCO and IPL and is responsible for commercial management of the generation portfolio across the US SBU. Prior to joining AES, Mr. Pradhan served in various leadership roles in the energy industry, including Vice President, Portfolio Management of Duke Energy Corporation from January 2007 to March 2015, Managing Director of Emissions Allowances at Cinergy from April 2004 to December 2006, and Manager, Coal and Emissions Fundamentals at American Electric Power from 2002 to 2004. Mr. Pradhan received a B.S. in chemical engineering from UDCT, Mumbai, an M.S. from University of Cincinnati, and an M.B.A. from The University of Chicago. He is also a Certified Financial Analyst (CFA). Mr. Pradhan currently serves as an investment committee member for Cincinnati Center City Development Corporation (3CDC).
Judi Sobecki, 44, is Secretary and General Counsel of IPALCO and the US SBU and also serves as Vice President, Secretary and General Counsel of IPL. Ms. Sobecki oversees all legal matters for AES’ U.S. operations, including IPL and IPALCO. She also leads the U.S. environmental policy team, which represents AES and its affiliates before environmental enforcement agencies. Ms. Sobecki also serves as General Counsel and Secretary of DPL and Vice President, General Counsel and Secretary of DP&L, and as an officer of other AES affiliates. Previously, Ms. Sobecki served as Assistant General Counsel, Regulatory for the US SBU. In that role, she supported all of AES’ U.S. businesses in connection with state public utility commission regulatory matters. Ms. Sobecki joined DP&L in 2007 as Senior Counsel, leading the regulatory efforts for DP&L. Prior to joining DP&L, Ms. Sobecki spent over 10 years in a private law practice as a civil trial lawyer, with many of those years representing DP&L in a variety of matters. Ms. Sobecki received a B.S. from Kent State University and a J.D. from Case Western Reserve University.
James Valdez, 45, is Vice President, Human Resources for the US SBU. Mr. Valdez has over 20 years of comprehensive human resources experience in employee relations, labor relations, change management, strategic planning and safety. Prior to joining AES in April 2014, Mr. Valdez held human resource leadership positions at PepsiCo in the Frito-Lay Division where he worked in human resources in various manufacturing and distribution environments. Mr. Valdez’ last position with Frito-Lay was Senior Director of Human Resources of a large sales/distribution business, a position he held from October 2010 until April 2014. Prior to joining PepsiCo in 2001, Mr. Valdez was Human Resources Manager for EndWave Corporation with a strong focus on building the human resources function in a start-up environment, including through change management and mergers and acquisition integration.  Mr. Valdez started his human resources career in the health services industry. Mr. Valdez received a B.S. from California State University, Bakersfield.
Code of Ethics
The AES Code of Business Conduct (“Code of Conduct”), adopted by the AES Board of Directors, is intended to govern, as a requirement of employment, the actions of AES employees, including employees of its subsidiaries and affiliates, including the CEO, CFO and Controller of IPL and IPALCO. The Ethics and Compliance Department of AES provides training, information, and certification programs for employees of AES and its subsidiaries (including IPL and IPALCO) related to the Code of Conduct. The Ethics and Compliance Department also has programs in place to prevent and detect criminal conduct, promote an organizational culture that encourages ethical behavior and a commitment to compliance with the law, and to monitor and enforce AES policies. The Code of Conduct is located in its entirety on the AES website (www.aes.com). Any person may obtain a copy of the Code of Conduct without charge by making a written request to: Corporate Secretary, IPALCO Enterprises, Inc., One Monument Circle, Indianapolis, IN 46204. If any amendments to, or waivers from, the Code of Conduct are made, AES will disclose such amendments or waivers on its website. Except for such Code of Ethics, the information contained on or accessible through the AES website is not incorporated by reference into this Amendment or the Annual Report on Form 10-K.
Corporate Governance
The Board of Directors has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing similar functions. The functions of those committees are undertaken by the Board. The Board may designate from among its members an executive committee and one or more other committees in the future.
IPALCO’s securities are not quoted on an exchange that has requirements that a majority of the Board be independent, and IPALCO is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of the Board include “independent” directors, nor is IPALCO required to establish or maintain an Audit Committee, Audit Committee Financial Expert or other committee.
Nomination of Directors
As of April 15, 2016, IPALCO had not effected any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors. IPALCO’s articles of incorporation and bylaws do not provide formal procedures for shareholders to recommend nominees to the Board of Directors. Except as described below, the Board of Directors has determined that it is in the best position to evaluate IPALCO’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on the Board.
AES U.S. Investments, IPALCO and CDPQ are parties to a Shareholders’ Agreement dated February 11, 2015 (the “Shareholder’s Agreement”). The Shareholders’ Agreement provides AES U.S. Investments the right to nominate 9 directors of the IPALCO Board and CDPQ the right to nominate two directors of the IPALCO Board. CDPQ exercised its right in connection with the nomination of Messrs. Renault and Faucher to the Board of Directors in February 2015, and AES U.S. Investments exercised its right in connection with the nomination of the other directors of the Board. See “Shareholders’ Agreement” in Item 13 of this Amendment.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The purpose of this compensation discussion and analysis is to provide information about the material elements of compensation that were paid or awarded to, or earned by, our named executive officers (“NEOs”) in 2015. The compensation paid to our NEOs for 2015 is set forth in the “Summary Compensation Table” below. Our NEOs for 2015 were:

•	Kenneth Zagzebski, our President and Chief Executive Officer, President of the US SBU, and interim President and Chief Executive Officer of IPL;

•	Craig Jackson, our Chief Financial Officer, Chief Financial Officer of the US SBU and Vice President and Chief Financial Officer of IPL;

•	Andrew Horrocks, Chief Operating Officer of the US SBU;

•	Michael Mizell, Midwest Market Business Leader of the US SBU; and

•	James Valdez, Vice President, Human Resources of the US SBU.

Mr. Zagzebski is also a Vice President of AES, and, as discussed below, his 2015 compensation was determined in accordance with AES’ compensation practices and policies.
In this CD&A, an explanation of how non-GAAP measures are calculated from the audited financial statements are either included under the heading “Non-GAAP Measures” or in the description of the applicable program in this Amendment.
Background
In order to better understand our compensation programs for our NEOs, we think that it is helpful to better understand how the management of IPALCO is operated within the AES family of companies. IPALCO was acquired by AES in March 2001 and is a majority-owned subsidiary of AES U.S. Investments, and has a minority interest holder, CDPQ, as of February 11, 2015. IPL is our primary operating subsidiary. The key members of our management team are employed by other AES companies and perform roles for both IPALCO and other AES entities.
AES manages its business through a geographically-focused SBU platform. AES’ businesses in the United States, including IPALCO and IPL, are part of the US SBU; however, the US SBU is not a legal entity. AES also has an indirectly wholly-owned subsidiary, the Service Company, which was established in late 2013. The Service Company provides services, including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US SBU, including, among other companies, IPALCO and IPL. As a result of this structure, IPALCO and IPL do not directly employ the executives responsible for the management of our business. In 2015, our NEOs were all executive officers of one or more of IPALCO, IPL and the Service Company.
The Service Company allocates the costs for services provided based on cost drivers designed to result in fair and equitable allocations pursuant to a Cost Alignment and Allocation Manual (the “CAAM”). As a result, the costs associated with our executive compensation for those officers performing work for other entities are also allocated pursuant to the terms of the CAAM, based on the amount of time that each executive officer devotes to our business. The executive compensation reported in this Amendment reflects the entire compensation paid or awarded to, or earned by, each NEO for their services on behalf of one or more of IPALCO, IPL and the Service Company and not just the portion of such compensation that is allocated to IPALCO and IPL.

Our Executive Compensation Philosophy and Objectives
Our compensation philosophy is consistent with AES’ compensation philosophy, which emphasizes pay-for-performance. Our compensation philosophy is to provide compensation opportunities to each of our NEOs that are commensurate with his or her position, experience, and scope of responsibilities, to furnish incentives sufficient for each NEO to meet and exceed short-term and long-term corporate objectives, and to provide executive compensation and incentives that will attract, motivate, and retain a highly skilled management team.
Consistent with this philosophy and our goal of aligning our executives’ compensation with company performance, the key features of our executive compensation program include the following:

•
Our compensation program allocates a significant portion of each NEO’s total compensation to short- and long-term performance goals. As such, payouts are dependent upon the strategic, financial, and operational performance of AES and the US SBU, which includes IPALCO and IPL, and the performance of the AES stock price;

•	Our compensation program is continually reviewed to ensure that it meets our objectives and executive compensation philosophy and remains competitive; and

•	We generally do not provide perquisites to our NEOs. Mr. Horrocks received certain expatriate benefits in 2015, as described in further detail below.

In order to meet these objectives, our total compensation structure includes a mix of short-term compensation, in the form of base salaries and annual cash bonuses, and long-term compensation, in the form of AES equity-based and cash-based performance awards. As part of their total compensation packages, Messrs. Jackson and Mizell participate in the retirement program of DP&L, The Dayton Power and Light Company Retirement Income Plan (the “DP&L Retirement Income Plan”), as more fully described herein.
Our Compensation Process
Our CEO, Mr. Valdez, and the Chief Operating Officer of AES (the “AES COO”), Mr. Bernerd Da Santos, (together, the “Executive Compensation Review Team”) have the responsibility of reviewing and administering compensation for the officers of the Service Company, IPALCO, and IPL, including for our NEOs (except that neither our CEO nor Mr. Valdez participate with respect to his own compensation). The Executive Compensation Review Team, with assistance from internal human resources, determines the appropriate pay grade for these NEOs initially at the date of hire and again at the commencement of each year based upon each individual’s position, responsibilities, skills, experience and tenure.
The pay grades comprising our compensation framework are established by our internal human resources professionals in conjunction with the AES human resources team and include specific base salary ranges and short-term bonus and long-term compensation targets for each pay grade. Internal human resource professionals use survey data from the Hay Group with regard to looking at the overall pay structure at a very high level. The structure is compared annually to market data from the Hay Group to assess the external competitiveness of the base salary ranges and incentive targets for the pay grades. During our performance review cycle occurring in the first quarter of the year following the review period, the Executive Compensation Review Team measures the specific amount and resulting incentive compensation for our NEOs (except that neither our CEO nor Mr. Valdez participate with respect to his own compensation) based on (i) the operational and financial performance of the US SBU and AES, and (ii) the NEO’s target opportunity for his applicable pay grade.
Awards of short-term compensation are made in the form of annual cash bonuses to our NEOs under the AES Performance Incentive Plan (the “PI Plan”) and are determined by the Executive Compensation Review Team as described below. Awards of long-term compensation were made to our NEOs under the AES 2003 Long Term Compensation Plan, as amended and restated (the “LTC Plan”), and are determined by the Board of Directors of AES based upon the recommendations of the Executive Compensation Review Team as described below.
The use and weight of cash versus non-cash, fixed versus variable and short- versus long-term components of executive compensation is generally dictated by the applicable pay grade for each NEO, as described above. As we are not subject to the federal proxy rules, we are not required to hold a shareholder advisory vote on our executive compensation, or a “Say-on-Pay” vote.

Our CEO’s compensation is higher than the compensation paid to our other NEOs, largely due to the scope of his position and his overall responsibility for the strategy and direction of IPALCO, IPL and the US SBU. In comparison to our other NEOs, our CEO’s total compensation is more heavily weighted towards incentive compensation.
Elements of Compensation
The fundamental elements of our compensation program are:

•	base salary;

•	performance-based, short-term annual cash bonuses under the PI Plan;

•	cash-based incentive awards granted under the LTC Plan;

•	equity incentive awards granted under the LTC Plan in AES equity, for which there is a public market; and

•	other broad-based benefits, such as retirement and health and welfare benefits.

The pay grades comprising our compensation framework provide specific allocations of cash versus equity compensation and short- and long-term compensation. The Executive Compensation Review Team sets each individual element of total compensation within the parameters of the pay grade applicable to each particular NEO based on a review of:

•	individual performance against pre-set goals and objectives for the year, US SBU performance (which includes IPALCO and IPL) and AES performance;

•	individual experience and expertise;

•	position and scope of responsibilities;

•	an individual’s future prospects with the Company and AES; and

•	how changes to one compensation element affect total compensation.

2015 Compensation Determinations
Base Salary
Base salary represents the “fixed” component of our executive compensation program for our NEOs. We provide our NEOs with base salaries in order to provide fixed cash compensation that is competitive and reflects experience, responsibility, and expertise. Base salaries are reviewed annually and are adjusted as appropriate within the base ranges of the applicable pay grade. Base salary is also reviewed for an executive officer if there is a promotion or a newly appointed executive officer. Internal company salary guidance regarding annual base pay adjustments is also taken into consideration, and adjustments to base salaries are made when needed to reflect individual performance, retention considerations and address internal equity. Please see the “Salary” column of the Summary Compensation Table below for the base salary amounts paid to our NEOs for the years indicated.
2015 Performance Incentive Plan Payouts
In addition to base salaries, in 2015 we provided performance-based, annual cash bonuses under the PI Plan. Each pay grade has a corresponding PI Plan target opportunity, which is assessed annually. Each NEO's opportunity corresponds to the opportunity applicable to his pay grade. These awards are paid based on the achievement of AES and US SBU safety, financial, and operational key performance indicators (“KPIs”), and strategic objectives.
AES’ performance is a key factor in determining whether awards will be made under the PI Plan for the relevant fiscal year. In 2015, payments under the PI Plan were determined based on the AES and US SBU 2015 performance measures as described in the tables below. Performance measures were based upon management's business goals for the US SBU for 2015.
While goals are set for specific safety measures, as described in the tables below, the Compensation Committee of the AES Board of Directors (the “AES Compensation Committee”) approves a safety score for AES based on its qualitative assessment of performance, and our Executive Compensation Review Team approves a safety score for the US SBU based on its qualitative assessment of performance.

Targets for the 2015 financial measures for AES and the SBU were equal to 2015 budget, subject to pre-established guidelines for adjusting the targets in the event of certain portfolio changes during the year. If a minimum level is achieved for each AES financial measure, the AES financial measure scores will range from 50% to 200%. A 50% score corresponds to actual results at 85-90% of the target goal. A 200% score corresponds to actual results at or above 110-115% of the target goal. US SBU actual financial results correlate directly to the applicable financial metrics score. Operational KPIs measure how effectively and reliably we operate our plants and meet our customers’ electricity needs. For AES and the US SBU, each KPI is weighted and has a threshold, target and maximum performance goal set at the beginning of the year. The final index score may range from 0% to 200%.
We also set goals with respect to the following strategic objectives: construction, new growth projects and adjacencies (e.g. energy storage and desalinization projects). The AES Compensation Committee approves the score for AES on a formulaic basis considering actual performance relative to pre-set Megawatts (“MW”) growth targets as well as construction program schedules and budgets, and our Executive Compensation Review Team approves a score for the US SBU based on its assessment of performance on its US SBU strategic objectives.

AES 2015 Actual Results: The AES Compensation Committee determined to pay the 2015 corporate performance score based on actual results of the pre-established performance measures as shown below. As a result, the AES performance score for 2015 was determined to be 83%, as follows:

Measurement Category	Target	Actual Result	Weight	Final Score (as % of Target)
Safety	• Workplace safety incidents • Improvement in lost time incident (LTI) case rate • Monthly safety walk targets • Monthly safety meeting attendance	• Safety incidents occurred during year • 2015 LTI case rates did not fully meet expectations • Number of safety walks exceeded target • Monthly safety meeting attendance exceeded target	10%	25% (qualitative assessment)
Financial	• Adjusted EPS* (20% weight): $1.30 • Proportional Free Cash Flow* (20% weight): $1,175 million • Parent Free Cash Flow* (10% weight): $525 million	• Adjusted EPS: $1.22 • Proportional Free Cash Flow: $1,241 million • Parent Free Cash Flow: $531 million	50%	96%
Operational KPIs	Generation KPIs • Commercial availability (32.5%) • Equivalent forced outage factor (24.9%) • Equivalent availability factor (22.2%) • Heat rate (16.2%) • Days sales outstanding (4.2%) Distribution KPIs • System Average Interruption Duration Index (40.8%) • System Average Interruption Frequency Index (30%) • Non-technical losses (4.9%) • Customer service (13.7%) • Days sales outstanding (10.6%)	• Operational KPI Score of 104	15%	104%
Strategic Objectives	Construction (10% weight) • Advance construction program on time / on budget New Growth Projects (10% weight) • 2,000 MW of growth including green-field development, M&A, and Energy Storage Adjacencies (5% weight) • 150 MW target for continued development of Adjacencies in Energy Storage and Desalinization Project advancement	Advance Construction Programs • On time score: 97.42% • On budget score: 97.65% New Growth Projects • 783 MW plus LNG storage tank and regasification facility in Panama Adjacencies • 68 MW of energy storage • Desalinization projects advancing in line with plan	25%	68%
	Overall AES Performance Score 83%

* An explanation of how non-GAAP measures are calculated from the audited financial statements are either included under the heading “Non-GAAP Measures” or in the description of the applicable program in this Amendment.

US SBU 2015 Performance: The US SBU performance for 2015 was assessed based on a number of factors, which are described in the following chart. Taking these factors together as a whole, the US SBU performance for 2015 was determined to be 90%.

Measurement Category	Target	Actual Result	Weight	Final Score (as % of Target)
Safety	• No fatalities • LTI Rate for AES people and operational contractors • Safety meeting attendance (95%) • Safety walks (10,584)	• No fatalities • 2015 LTI case rate slightly below target for both AES people and operational contractors • Number of safety walks exceeded target • Monthly safety meeting attendance exceeded target	10%	85% (qualitative assessment)
Financial	• Adjusted Pretax Contribution* (40% weight): $440.1 million • Proportional Free Cash Flow* (40% weight): $643.5 million • Subsidiary Distributions* (20% weight): $443.4 million	• Adjusted Pretax Contribution: $361.1 million • Proportional Free Cash Flow: $600.1 million • Subsidiary Distributions: $412 million	50%	89%
Operational KPIs	Distribution KPIs • System Average Interruption Duration Index (50% weight) • System Average Interruption Frequency Index (30% weight) • Customer satisfaction (10% weight) • Days sales outstanding (10% weight) Generation KPIs Thermal • Equivalent forced outage factor (25.8% weight) • Commercial availability (37% weight) • Equivalent Availability Factor (17.4% weight) • Heat rate (Btu/kWh) (19.8% weight) Wind (1.9% weight) • Equivalent forced outage factor (40% weight) • Net capacity factor (10% weight) • Commercial availability (50% weight)	• Distribution KPIs exceeded target • Thermal Generation KPIs were below target • Wind Generation KPIs were below tartget	15%	83%
Strategic Objectives	• Advanced Construction Program (50% weight) • New Growth Projects and Adjacencies (50% weight)	Advance Construction Programs: 130% of target • Progressed on schedule with the development of energy storage and other alternative energy projects • Progressed major IPL construction projects favorable to budget and schedule New Growth Projects and Adjacencies: 70% of target • Battery storage growth was less than expected • Completed viability analysis of desalinization project • Advanced review of corporate development project opportunities	25%	100% (qualitative assessment)
	Overall US SBU Performance Score 90%

* An explanation of how non-GAAP measures are calculated from the audited financial statements are either included under the heading “Non-GAAP Measures” or in the description of the applicable program in this Amendment.

Our NEOs receive bonus amounts based on a bonus payout factor formula that considers both AES corporate performance (25%) and US SBU performance as a whole (75%), which includes IPALCO and IPL.
The Executive Compensation Review Team determines the individual bonus amounts for each NEO (other than our CEO and, for Mr. Valdez, with respect to his own compensation) within this framework. The NEO’s individual contributions to the success of the US SBU in achieving the performance objectives outlined above and the performance of the NEO’s respective division or line of business are also reviewed in such determinations but did not materially affect the resulting compensation of our NEOs. Mr. Da Santos determines the bonus amount for Mr. Zagzebski based upon the same considerations. For 2015, we did not meet all of the pre-established objectives in the annual incentive plan. Therefore, all of our NEOs received 2015 annual incentive cash awards below the target annual incentive opportunities.
The following table sets forth the amounts of the annual incentive cash awards under the PI Plan earned by our NEOs in 2015, which were paid in early 2016.

			Actual 2015 Annual Incentive Cash Award
NEO	2015 Target Annual Incentive ($)	2015 Target Annual Incentive (% of base salary)	Dollar Value	% of Target Annual Incentive
Kenneth Zagzebski	$315,619	85%	$307,169	97%
Craig Jackson	$161,453	60%	$137,132	85%
Andrew Horrocks	$116,243	50%	$ 97,703	84%
Michael Mizell	$159,908	60%	$142,893	89%
James Valdez	$104,310	50%	$ 89,520	86%

Long Term Compensation
We grant a mix of cash- and equity-based awards under the LTC Plan. These awards attract and retain key individuals who are critical to the success of our business. Grants to our NEOs under the LTC Plan, whether in cash or stock, vest over a three-year period and are determined based on a percentage of the individual’s base salary. In 2015, our NEOs other than our CEO received awards- 50% in cash in the form of Performance Units and 50% in stock in the form of Restricted Stock Units. Our CEO received all of his awards in AES equity, with 50% granted in the form of Performance Stock Units, 20% granted in the form of Restricted Stock Units, and 30% granted in the form of stock options.
Performance Units, or PUs, represent the right to receive cash subject to performance- and service-based vesting conditions. Each unit granted has a $1 target value. If performance is below 75% of target, 0% of the units vest. Maximum performance is attained at 125% of target, which would trigger a vesting of 200% of the granted units. Between these levels, straight-line interpolation is used to determine the vesting percentage for the award. PUs vest in equal installments over a three-year period. Performance is based on EBITDA less Maintenance and Environmental Capital Expenditures of AES (“CapEx”) (“EBITDA less CapEx”), calculated as described below, versus target achieved over the three-year measurement period. If the required performance metric is achieved, awards, to the extent service vested, are paid out in the calendar year immediately following the date on which the performance period ends. The AES Compensation Committee approved an EBITDA less CapEx target for the 2015 PUs that was considered to be highly challenging and will require improvement over prior performance.
EBITDA less CapEx is a measure of long-term cash generation driven by increasing revenue, reducing costs, improving productivity, and efficiently utilizing capital. Growth-related CapEx is excluded, since the EBITDA less CapEx measure is intended to assess AES operating efficiency and the amount of cash generated for capital allocation. In addition, environmental capital projects that generate a regulated rate of return are excluded from the definition of CapEx. EBITDA less CapEx consists of Gross Margin, plus Depreciation and Amortization, plus Intercompany Management Fees; minus Selling, General and Administrative Expenses to equal EBITDA. An adjustment is made to reduce EBITDA by Maintenance and Environmental CapEx. The Environmental CapEx for this adjustment is reduced by those projects with tracker returns that, through a regulatory mechanism, provide for the recovery of, and return on, certain utility investments. As a final step in the calculation, the total EBITDA less CapEx is adjusted by AES’ ownership percentage (which reflects AES’ direct or indirect ownership in a particular business).
The following table illustrates the vesting percentage at each EBITDA less CapEx level for targets set for the PUs for the 2015-2017 performance period:

Performance Level	Vesting Percentage
Below 75% of Performance Target	0%
Equal to 100% of Performance Target	100%
Equal to or greater than 125% of Performance Target	200%

Between the EBITDA less CapEx levels listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn PUs is also generally subject to the continued employment of the NEO through the vesting date.
Performance Stock Units, or PSUs. As a Vice President of AES, Mr. Zagzebski was granted two types of PSUs in 2015: one type vests based on EBITDA less CapEx, and one type vests based on AES Total Stockholder Return. PSUs represent the right to receive a single share of AES Common Stock, subject to performance- and service-based vesting conditions. Half of Mr. Zagzebski’s PSUs granted in 2015 are eligible to vest subject to performance against the three-year cumulative EBITDA less CapEx metric at the AES level. The EBITDA less CapEx target is set for the three-year performance period and is subject to pre-defined, objective adjustments during the three-year performance period, based on certain changes to the AES portfolio, such as an asset divesture or the sale of a portion of equity in a subsidiary. The final value of the PSU award depends upon the level of EBITDA less CapEx achieved over the three-year measurement period, as well as AES’ stock price performance (Total Stockholder Return) over the period since the award is stock-settled. If a threshold level of EBITDA less CapEx is achieved, units vest and are settled in the calendar year that immediately follows the end of the performance period. The AES Compensation Committee approved an EBITDA less CapEx target for the 2015 PSUs that was considered to be highly challenging and required improvement over prior performance. The EBITDA less CapEx measure is also used for the 2015 PUs and is described in further detail above.
The following table illustrates the vesting percentage at each EBITDA less CapEx level for targets set for the PSUs 2015-2017 performance period:

Performance Level	Vesting Percentage
Below 75% of Performance Target	0%
Equal to 100% of Performance Target	100%
Equal to or greater than 125% of Performance Target	200%

Between the EBITDA less CapEx levels listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn PSUs is also generally subject to the continued employment of the NEO.
For the other half of the PSUs granted to Mr. Zagzebski in 2015, vesting is subject to AES’ three-year cumulative Total Stockholder Return from January 1, 2015 through December 31, 2017 relative to companies in the S&P 500 Utilities Index. AES uses Total Stockholder Return as a performance measure to align Mr. Zagzebski’s compensation with AES stockholders’ interests, since the ability to earn the award is linked directly to AES’ stock price and dividend performance over a period of time.
Total Stockholder Return is defined as the appreciation in AES’ stock price and dividends paid over the performance period as a percentage of the beginning stock price. To determine stock price appreciation, AES uses a 90-day average stock price for AES and the S&P 500 Utilities Index companies at the beginning and the end of the three-year performance period. This avoids short-term volatility impacting the calculation.

The final value of the PSU award depends upon AES’ percentile rank against the S&P 500 Utilities index companies as well as the performance of AES’ stock price over the period, since the award is stock-settled. If AES’ Total Stockholder Return is above the threshold percentile rank established for the performance period, units vest and are settled in AES Common Stock in the calendar year that immediately follows the end of the performance period. The following table illustrates the vesting percentage at each percentile rank for the 2015-2017 performance period:

AES 3-Year Total Stockholder Return Percentile Rank	Vesting Percentage
Below 30th percentile	0%
Equal to 30th percentile	50%
Equal to 50th percentile	100%
Equal to or above the 90th percentile	200%
Between the percentile ranks listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn these PSUs is generally subject to the continued employment of the CEO.
Restricted Stock Units, or RSUs, represent the right to receive a single share of AES Common Stock subject to service-based vesting conditions. AES grants RSUs to assist in retaining executives and also to increase their ownership of AES Common Stock, which further aligns executives’ interests with those of AES stockholders. RSUs vest based on continued service with AES in three equal installments, beginning on the first anniversary of the grant date. Each NEO (other than Mr. Zagzebski) received 50% of his 2015 long-term compensation in the form of RSUs. Mr. Zagzebski received 20% of his long-term compensation in the form of RSUs. Further details on 2015 RSU grants can be found in the Grants of Plan-Based Awards Table of this Amendment.
A stock option represents an individual’s right to purchase shares of AES Common Stock at a fixed exercise price after the stock option vests. AES awards stock options to align executives’ interests by providing an incentive to increase the price of AES Common Stock subsequent to grant; a stock option only has value to the holder if the AES stock price exceeds the stock option’s exercise price after it vests. Stock options vest based on continued service with AES in three equal installments, beginning on the first anniversary of the grant date. Stock options are granted at an exercise price equal to the closing price per share of AES Common Stock on the grant date. In 2015, only Mr. Zagzebski, as an officer of AES, received a stock option award, representing 30% of his total 2015 long-term compensation. Further details on Mr. Zagzebski’s 2015 stock option award can be found in the Summary Compensation Table and the Grants of Plan-Based Awards Table of this Amendment.
2015 Long Term Compensation Grants
As in previous years, the allocation of long-term compensation components granted in 2015 was based on a review of market practice conducted by AES and is aligned with the objective of fostering the long-term corporate performance of AES, as our parent company, and rewarding individual performance.
The following table sets forth the target grant value for grants under the LTC Plan made to our NEOs in 2015. The target grant values are based on the Black-Scholes value of the stock options, assuming the options are exercised at the end of the full contractual term and the grant date closing stock price of AES Common Stock for PSUs and RSUs.

	February 2015 Long-Term Compensation Expected Target Grant Value
Name	As % of Base Salary	Dollar Amount
Kenneth Zagzebski	115%	$414,577
Craig Jackson	65%	$167,375
Andrew Horrocks	60%	$130,897
Michael Mizell	65%	$167,375
James Valdez	80%	$152,000

As discussed in “Our Compensation Process” above, the long-term compensation target grant values are generally dictated by the NEOs applicable AES pay grade. The target grant value for Mr. Valdez’ pay grade is 60% of base salary. However, given the scope of Mr. Valdez’ responsibilities as Vice President, Human Resources for the US SBU and the challenging human resources initiatives contemplated during the award period, Mr. Valdez’ 2015 long-term compensation target award was increased to 80% of his base salary based on the recommendation of the Executive Compensation Review Team (excluding Mr. Valdez). Further detail on all long-term compensation grants to our NEOs can be found in the Summary Compensation Table and the Grants of Plan-Based Awards Table of this Amendment.
Prior Year Performance Unit Vesting in 2015
All NEOs, except for Messrs. Zagzebski and Valdez, received a grant of PUs in February 2013. PUs are not a component of Mr. Zagzebski’s compensation package, and Mr. Valdez had not yet joined the US SBU in 2013. PUs represent the right to receive cash, subject to performance- and service-based vesting conditions. The 2013 PU grant vested based on the same vesting conditions as the PUs granted in 2015 (a performance vesting condition based on EBITDA less CapEx target, together with a three-year service-based vesting condition), which terms are described in further detail above.
The PUs paid out at 86.37% of target based on AES’ actual EBITDA less CapEx result of $7.280B, which was 96.59% of the target EBITDA less CapEx goal. Thus, the total payout for this award for the NEOs, other than Messrs. Zagzebski and Valdez, is shown in the following table:

		% of Target Vested Based on:
NEO	Target Number of Performance Cash Units	Cumulative EBITDA less CapEx	Final Vested Value
Craig Jackson	70,500	86.37%	$ 60,891
Michael Mizell	56,250	86.37%	$ 48,583
Andrew Horrocks	67,176	86.37%	$ 58,020

Further details on the 2013-2015 PU payouts can be found in the Summary Compensation Table of this Amendment.
Prior Year Performance Stock Units Vesting in 2015
Mr. Zagzebski received a grant of PSUs in February 2013 for the 2013-2015 performance period. For the 2013-2015 PSUs, 50% of the target number of shares was based onAES Total Stockholder Return relative to the S&P 500 Utility companies for the period from January 1, 2013 to December 31, 2015. The remaining 50% of the target number of units was based on the achievement of AES’ cumulative EBITDA less CapEx target for the 2013-2015 performance period.
There was no payout for the 50% portion of the PSU awarded based on Total Stockholder Return because AES did not attain the performance threshold, which was Total Stockholder Return equal to the 30th percentile of S&P 500 Utility companies. The 50% portion of the PSU awarded based on AES’ EBITDA less CapEx, which was calculated in the same manner as the 2015 PSUs as described above, paid out at 86.37% of target based on AES’ actual EBITDA less CapEx result of $7.280B, which was 96.59% of the target EBITDA less CapEx goal. Thus, the total payout for the 2013-2015 PSUs for Mr. Zagzebski was 43.18% of the original target number of PSUs as shown in the following table:

		% of Target Vested Based on:		Final Shares Vested
NEO	Target Number of Performance Stock Units	Relative AES Total Stockholder Return	Cumulative EBITDA less CapEx	Number Of Shares	% of Original Target
Kenneth Zagzebski	16,216	0%	86.37%	7,002	43.18%

See Long-Term Compensation-Performance Units above for a description of EBITDA less CapEx.

Further details on the 2013-2015 PSU payout to Mr. Zagzebski can be found in the Option Exercises and Stock Vested Table of this Amendment.
Other Relevant Compensation Elements and Policies
Perquisites
We generally do not provide any perquisites to our NEOs. In 2015, Mr. Horrocks, who is a U.K. citizen, received certain expatriate benefits, such as auto allowance, home visits, housing and gross-up of U.S. taxes.
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
Severance and Change in Control Arrangements
AES maintains certain severance and change in control arrangements, including the AES Corporation Severance Plan (the “Severance Plan”) and change in control provisions in the long-term compensation award agreements. Upon a change in control of AES, unvested long-term compensation awards held by our NEOs would fully vest and become payable immediately. Any PUs and PSUs would vest based on attainment of target levels of performance. In addition, all NEOs are entitled to payments and benefits under the Severance Plan, in the event of qualifying terminations of employment, both related and unrelated to a change in control. Finally, upon a termination of service or in the event of a change in control, participants’ account balances in the RSRP (described in the 2015 Nonqualified Deferred Compensation Table below) would be paid out, either as a lump-sum payment or according to the participant’s election. Please see “Potential Payments upon Termination and Change in Control” below for a more detailed summary of these payments and benefits.
Employment Agreements and Other Arrangements
Our NEOs do not have any employment agreements or other arrangements, except as disclosed herein.
Non-GAAP Measures
In this CD&A we reference certain non-GAAP measures, including Adjusted Earnings Per Share (Adjusted EPS), Adjusted Pretax Contribution (Adjusted PTC), Subsidiary Distributions, Proportional Free Cash Flow, and Parent Free Cash Flow, which are publicly disclosed in AES’ periodic filings with the SEC or in other materials posted on the AES website. These measures are reconciled to the nearest GAAP measure as described below.
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
Parent Free Cash Flow. Parent Free Cash Flow is Subsidiary Distributions less cash used for interest costs, development, general and administrative activities and tax payments by AES.
Compensation Risk
We believe that the applicable compensation programs and policies are designed and administered with the appropriate mix of compensation elements and balance current and long-term performance objectives, cash and equity compensation, and risks and rewards associated with our executives’ roles. As a result, we believe that the risks arising from our employee compensation program are not reasonably likely to have a material adverse effect on the Company.

REPORT OF THE BOARD OF DIRECTORS

The Board of Directors has reviewed and had the opportunity to discuss the Compensation Discussion and Analysis with management and, based on this review and discussion, recommended that it be included in this Amendment and our Annual Report on Form 10-K for the year ended December 31, 2015.
The Board of Directors of IPALCO Enterprises, Inc.

Renaud Faucher	Paul Freedman	Andrew Horrocks
Craig Jackson	Michael Mizell	Thomas O’Flynn
Olivier Renault	Richard Sturges	Margaret Tigre
Kenneth Zagzebski

SUMMARY COMPENSATION TABLE (2015, 2014 and 2013)

Name and Principal Position (a)	Year (b)	Salary ($) (c)(1)	Stock Awards ($) (d)(2)	Option Awards ($) (e)(3)	Non-Equity Incentive Plan Compensation ($) (f)(4)	Change In Pension Value ($) (g)(5)	All Other Compensation ($) (h)(6)	Total ($) (i)
Kenneth Zagzebski President and CEO	2015	$370,984	$258,307	$107,272	$307,169	$—	$36,557	$1,080,289
	2014	$360,219	$285,596	$100,171	$545,927	$—	$34,323	$1,326,236
	2013	$355,388	$270,690	$78,236	$453,255	$—	$31,282	$1,188,851

Craig Jackson CFO	2015	$268,731	$83,682	$—	$198,023	$12,829	$9,275	$572,540
	2014	$257,299	$81,255	$—	$219,477	$132,286	$16,492	$706,809
	2013	$244,635	$70,505	$—	$260,400	$—	$22,024	$597,564

Andrew Horrocks COO, US SBU	2015	$252,273	$65,443	$—	$155,723	$—	$51,917	$525,356
	2014	$237,994	$68,732	$—	$203,577	$—	$234,458	$744,761

Michael Mizell Midwest Market Business Leader, US SBU	2015	$266,236	$83,682	$—	$191,476	$6,632	$9,275	$557,301
	2014	$257,299	$81,255	$—	$175,728	$8,798	$20,787	$543,867
	2013	$250,000	$56,252	$—	$189,720	$6,236	$124,671	$626,879

James Valdez Vice President Human Resources, US SBU	2015	$208,047	$76,001	$—	$89,520	$—	17,196	$390,764

(1)
The base salary earned by each NEO during fiscal years 2015, 2014 or 2013, as applicable. Compensation information for a NEO is given for the earliest of the last three completed years that the officer was a NEO of the Company and all subsequent completed years. We have also included 2013 compensation for any individual who was a NEO in both 2014 and 2015, and an executive officer of IPALCO in 2013. The compensation disclosed in this table represents the full amount of compensation paid to each NEO and is not limited to the portion of each NEO’s compensation allocated to and paid by IPALCO.

(2)
Aggregate grant date fair value of performance stock units granted to Mr. Zagzebski in the year, and restricted stock units granted to all NEOs in the year, which are computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718, “Compensation - Stock Compensation” (“FASB ASC Topic 718”), disregarding any estimate of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuation may be found in the financial statements, footnote 18 to the financial statements, or Management’s Discussion & Analysis, as appropriate, contained in the AES Annual Report on Form 10-K for the year ended December 31, 2015 (“AES Form 10-K”), which also includes information for 2013 and 2014. Based on the stock price at grant and assuming the maximum market and financial performance conditions are achieved, the maximum value of the performance stock units granted to Mr. Zagzebski in fiscal year 2015 and payable following completion of the 2015-2017 performance period is 34,868 units or $414,581.

(3)
Aggregate grant date fair value of stock options granted in the year, which are computed in accordance with FASB ASC Topic 718. The aggregate grant date fair value disregards any estimates of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuation may be found in the financial statements, footnote 18 to the financial statements, or Management’s Discussion & Analysis, as appropriate, contained in the AES Form 10-K, which also includes information for 2013 and 2014.

(4)
The value of all non-equity incentive plan awards earned during the 2015, 2014, and 2013 fiscal years and paid in 2016, 2015, and 2014, respectively, which includes awards earned under our PI Plan (our annual incentive plan) and awards earned for the three-year performance periods ending December 31, 2015, 2014 and 2013, respectively, for our cash-based performance units granted under the LTC Plan. The following chart shows the breakdown of awards under these two plans for each NEO.

Name	Year	Annual Incentive Plan Award	Payouts for Performance Unit Award	Total Non- Equity Incentive Plan Compensation
Kenneth Zagzebski	2015	$307,169	$—	$307,169
	2014	$411,900	$134,027	$545,927
	2013	$424,236	$29,019	$453,255

Craig Jackson	2015	$137,132	$60,891	$198,023
	2014	$199,691	$19,786	$219,477
	2013	$260,400	$—	$260,400

Andrew Horrocks	2015	$97,703	$58,020	$155,723
	2014	$135,348	$68,229	$203,577

Michael Mizell	2015	$142,893	$48,583	$191,476
	2014	$175,728	$—	$175,728
	2013	$189,720	$—	$189,720

James Valdez	2015	$89,520	$—	$89,520

(5)
Messrs. Jackson and Mizell participate in the DP&L Retirement Income Plan. The pension plan change in value for Messrs. Jackson and Mizell is provided for the years indicated. For 2013, Mercer, actuary for the DP&L Retirement Income Plan, calculated the 2013 Change in Pension Value by first calculating the Present Value of Accumulated Benefits as of December 31, 2013, and 2012 based on the valuation census data and the assumptions as documented and set forth under the Pension Benefits table in this Amendment. For Mr. Jackson, while the accrued benefit increased from December 31, 2012 to December 31, 2013, the pension value decreased by $7,256 over the same period due to an increase in the discount rate from 4.04% to 4.86%. Messrs. Zagzebski, Horrocks and Valdez do not participate in an employer sponsored pension plan.

(6)
All Other Compensation includes employer contributions to both qualified and nonqualified defined contribution retirement plans. The following chart shows the breakdown of contributions under these plans for each NEO. For 2015, other compensation for Mr. Horrocks is compensation he receives as an expatriate such as auto allowance ($4,800), home visits ($5,767), housing ($37,019), and tax preparation services ($4,331). Mr. Horrocks also received a gross-up of U.S. taxes for 2015, which was fully offset by amounts deducted from his compensation by AES in 2015 and as such these amounts are not included in the table. For 2014, (i) other compensation for Messrs. Jackson and Mizell includes relocation and related expenses for relocating to Indianapolis, Indiana, (ii) other compensation for Mr. Horrocks includes relocation and related expenses for relocating to the United States, together with compensation he receives as an expatriate such as auto allowance, home visits, housing, and tax preparation services. Mr. Horrocks also received a gross-up of taxes for 2014 that exceeded amounts deducted from his compensation by AES in 2014 by $45,287, which amount is included in the table for 2014 compensation.

Name	Year	Employer Contribution to Qualified Defined Contribution Plans	Employer Contribution to Nonqualified Defined Contribution Plans	Other	Total Other Compensation
Kenneth Zagzebski	2015	$21,050	$15,507	$—	$36,557
	2014	$28,300	$6,023	$—	$34,323
	2013	$27,750	$3,532	$—	$31,282

Craig Jackson	2015	$9,275	$—	$—	$9,275
	2014	$8,723	$—	$7,769	$16,492
	2013	$7,414	$—	$14,610	$22,024

Andrew Horrocks	2015	$—	$—	$51,917	$51,917
	2014	$—	$21,919	$212,539	$234,458

Michael Mizell	2015	$9,275	$—	$—	$9,275
	2014	$9,100	$—	$11,687	$20,787
	2013	$6,515	$—	$118,156	$124,671

James Valdez	2015	$17,196	$	$—	$17,196

GRANTS OF PLAN-BASED AWARDS (2015)
The following table provides information about the plan based cash and equity awards made to the NEOs in 2015.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units(#)(4)	All Other Option Awards: Number of Securities Underlying Options (#)(5)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(6)
Name	Grant Date	Units	Threshold ($)	Target ($)	Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Kenneth Zagzebski			$157,810	$315,619	$631,239	(1)
	20-Feb-15						4,359	17,434	34,868				$175,386
	20-Feb-15									6,974			$82,921
	20-Feb-15										51,822	$11.89	$107,272
Craig Jackson			$80,726	$161,453	$322,906	(1)
	20-Feb-15	83,688	$0	$83,688	$167,376	(2)
	20-Feb-15									7,038			$83,682
Andrew Horrocks			$58,121	$116,243	$232,485	(1)
	20-Feb-15	65,449	$0	$65,449	$130,898	(2)
	20-Feb-15									5,504			$65,443
Michael Mizell			$79,954	$159,908	$319,816	(1)
	20-Feb-15	83,688	$0	$83,688	$167,376	(2)
	20-Feb-15									7,038			$83,682
James Valdez			$52,155	$104,310	$208,620	(1)
	20-Feb-15	76,000	$0	$76,000	$152,000	(2)
	20-Feb-15									6,392			$76,001

(1)
Each NEO received an award under the PI Plan (our annual cash incentive plan) in 2015. The first row of data for each NEO shows the threshold, target and maximum award under the PI Plan. For the PI Plan, the threshold award is 50% of the target award, and the maximum award is 200% of the target award. The extent to which awards are payable depends upon AES’ performance against goals established in the first quarter of the fiscal year. This award was paid in the first quarter of 2016 and the actual payout amounts are shown in footnote 4 to the Summary Compensation Table.

(2)
Each NEO other than Mr. Zagzebski received a grant of performance units on February 20, 2015, which were awarded under the LTC Plan and are paid in cash. These units vest based on both market and financial performance conditions, and service conditions. The financial performance condition is based on the EBITDA less CapEx metric for the three-year period ending December 31, 2017 (as more fully described in the CD&A of this Amendment). At threshold, the vesting percentage is 0%. At maximum performance, the vesting percentage is 200%. Straight-line interpolation is applied for performance between the threshold and target and between the target and maximum.

(3)
Mr. Zagzebski received a grant of performance stock units on February 20, 2015 awarded under the LTC Plan. These units vest based on both market and financial performance conditions, and service conditions and are paid in AES stock. The market condition, which applies to half the award is based on AES Total Stockholder Return as compared to the Total Stockholder Return of the S&P 500 Utility companies for the three-year period ending December 31, 2017 (as more fully described in the CD&A of this Amendment). At threshold performance the vesting percentage is 50%. At maximum performance, the vesting percentage is 200%. Straight-line interpolation is applied for performance between the threshold and target and between the target and maximum. The financial performance condition which applies to the other half of the award is based on the EBITDA less CapEx metric for the three-year period ending December 31, 2017 (as more fully described in the CD&A of this Amendment). At threshold performance the vesting percentage is 0%. At maximum performance, the vesting percentage is 200%. Straight-line interpolation is applied for performance between the threshold and target and between the target and maximum.

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

(4)
Each NEO received restricted stock units on February 20, 2015 awarded under the LTC Plan. These units vest on a service-based condition in which one-third of the restricted stock units vest on each of the first three anniversaries of the grant.

(5)
Mr. Zagzebski received stock options on February 20, 2015 awarded under the LTC Plan. The stock options vest on a service-based condition in which one-third of the stock options vest and become exercisable on each of the first three anniversaries of the grant.

(6)
Aggregate grant date fair value of performance stock units, restricted stock units and stock options granted during 2015, which are computed in accordance with FASB ASC Topic 718 disregarding any estimates of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuations may be found in the financial statements, footnote 18 to the financial statements, or Management’s Discussion & Analysis, as appropriate, contained in the AES Form 10-K.

Based on the stock price at grant and assuming the maximum market and financial performance conditions are achieved, the maximum value of the performance stock units granted in fiscal year 2015 and payable following completion of the 2015-2017 performance period is shown in footnote 2 of the Summary Compensation Table of this Amendment.
Descriptions of the compensation elements included in the Summary Compensation Table and Grants of Plan-Based Awards Table, including the Performance Incentive Plan and Long Term Compensation Plan and awards made thereunder are set forth in the CD&A of this Amendment.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2015)
The following table contains information concerning exercisable and unexercisable stock options and unvested stock awards with respect to AES stock granted to the NEOs that were outstanding on December 31, 2015. The market value of stock awards is based on the closing price of a share of AES Common Stock on December 31, 2015 of $9.57. The NEOs do not hold any equity in IPALCO. This table excludes the following column which is not applicable based on award types currently outstanding: Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kenneth Zagzebski	4,902	—		$18.87	22-Feb-18
	23,600	11,801	(1)	$11.17	15-Feb-23
	10,087	20,176	(2)	$14.63	21-Feb-24
	—	51,822	(3)	$11.89	20-Feb-25	12,804	$ 122,534	31,190	$ 298,488
Craig Jackson						12,845	$122,927
Andrew Horrocks	4,045	—		$17.58	24-Feb-16
	3,544	—		$22.28	23-Feb-17
	3,690	—		$18.87	22-Feb-18	10,641	$101,834
Michael Mizell						12,420	$ 118,859
James Valdez						6,392	$ 61,171

(1)	Option grant made on February 15, 2013 vests in three equal installments on the following dates: February 15, 2014, February 15, 2015 and February 15, 2016.

(2)	Option grant made on February 21, 2014 vests in three equal installments on the following dates: February 21, 2015, February 21, 2016 and February 21, 2017.

(3)	Option grant made on February 20, 2015 vests in three equal installments on the following dates: February 20, 2016, February 20, 2017 and February 20, 2018.

(4)	Included in this column are grants of restricted stock units that vest in three equal installments on the first three anniversaries of grant. These awards include:
A restricted stock unit grant made to all NEOs, except for Mr. Valdez, on February 15, 2013 that vests in one final installment on February 15, 2016.
A restricted stock unit grant made to all NEOs, except for Mr. Valdez, on February 21, 2014 that will vest in two remaining installments on February 21, 2016 and February 21, 2017.

A restricted stock unit grant made to all NEOs on February 20, 2015 that vests in three remaining installments on February 20, 2016, February 20, 2017 and February 20, 2018.
Performance stock units earned and vested but not yet paid, as of December 31, 2015 are not reflected in this table. However they are reflected in the Options and Stock Vested table.

(5)
Included in this column are performance stock units granted to Mr. Zagzebski on February 21, 2014 and February 20, 2015, which vest based on market and financial performance conditions (AES three-year cumulative Total Stockholder Return relative to S&P 500 Utility companies and EBITDA less CapEx, each weighted 50%) and three-year service conditions (but only when and to the extent the market and financial performance conditions are met).

Based on AES’ performance through the end of fiscal year 2015 relative to the performance criteria, the AES current period to-date results for the ongoing performance periods are between threshold and target, and, thus, the target number of performance stock units granted in 2014 and 2015 is included above.
OPTION EXERCISES AND STOCK VESTED (2015)
The following table contains information concerning the exercise of AES stock options and the vesting of performance stock unit and restricted stock unit awards by the NEOs during 2015.

	Option Awards		Stock Awards (1)
Name (a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c)	Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(e)
Kenneth Zagzebski	—	$—	14,344	$153,404
Craig Jackson	—	$—	4,449	$52,712
Andrew Horrocks	—	$—	5,274	$62,222
Michael Mizell	—	$—	3,530	$41,921
James Valdez	—	$—	—	$—

(1)	Vesting of stock awards in 2015 consisted of four separate grants, as set forth in the following tables:
Number of Shares Acquired on Vesting (#)

Name	2/15/13 PSUs (i)	2/17/12 RSUs (ii)	2/15/13 RSUs (iii)	2/21/14 RSUs (iv)	Total
Kenneth Zagzebski	7,002	3,346	2,162	1,834	14,344
Craig Jackson	—	494	2,104	1,851	4,449
Andrew Horrocks	—	1,703	2,005	1,566	5,274
Michael Mizell	—	—	1,679	1,851	3,530
James Valdez	—	—	—	—	—
Value Realized on Vesting ($)

Name	2/15/13 PSUs (i)	2/17/12 RSUs (ii)	2/15/13 RSUs (iii)	2/21/14 RSUs (iv)	Total
Kenneth Zagzebski	$67,009	$38,948	$25,641	$21,806	$153,404
Craig Jackson	$—	$5,750	$24,954	$22,008	$52,712
Andrew Horrocks	$—	$19,823	$23,779	$18,620	$62,222
Michael Mizell	$—	$—	$19,913	$22,008	$41,921
James Valdez	$—	$—	$—	$—	$—

(i)
The February 15, 2013 performance stock unit grant vested based on two conditions. The first was based on AES Total Stockholder Return (50%) relative to companies in the S&P 500 Utilities Index and the second was based on AES EBITDA less CapEx financial metric (50%) for the three year period ended December 31, 2015 which resulted in a payout of 43.18% of target. Final certification of results and distribution of shares occurred in the first quarter of 2016. For purposes of this Amendment, the performance stock units vested at that performance level as of December 31, 2015 at the closing stock price of $9.57.

(ii)
The February 17, 2012 restricted stock unit grant vests in three equal installments on the anniversary of the grant. The vesting of the third installment occurred on February 17, 2015 at a vesting price of $11.64.

(iii)
The February 15, 2013 restricted stock unit grant vests in three equal installments on the anniversary of the grant. The vesting of the second installment occurred on February 15, 2015 at a vesting price of $11.86.

(iv)
The February 21, 2014 restricted stock unit grant vests in three equal installments on the anniversary of the grant. The vesting of the first installment occurred on February 21, 2015 at a vesting price of $11.89.

PENSION BENEFITS (2015)
The following table provides information with respect to the DP&L Retirement Income Plan, which is the only defined benefit pension plan in which any of the NEOs participate. During 2015, no payments or benefits were paid to any of the NEOs under the DP&L Retirement Income Plan.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)(2)	Present Value of Accumulated Benefit ($) (d)(3)(4)
Kenneth Zagzebski (1)	—	—	—
Craig Jackson	DP&L Retirement Income Plan	15	$362,802
Andrew Horrocks (1)	—	—	—
Michael Mizell	DP&L Retirement Income Plan	3	$21,666
James Valdez (1)	—	—	—

(1)	Messrs. Zagzebski, Horrocks and Valdez do not participate in an employer-sponsored pension plan.

(2)	Assumes 1,000 hours earned in plan years 2000-2015 for Mr. Jackson, and for plan years 2013-2015 for Mr. Mizell.

(3)	Based on the census data as reported by DPL for valuation purposes and the following assumptions:

Measurement Date	12/31/2015	12/31/2014	12/31/2013	12/31/2012
Discount Rate	4.49%	4.02%	4.86%	4.04%
Cash Balance Interest Credit	3.79%	3.80%	3.79%	N/A
Post-retirement Mortality	MRP 2007 projected generationally with MSS-2007	MRP 2007 projected generationally with MSS-2007	RP 2000 projected generationally with Scale AA	RP 2000 projected generationally with Scale AA
Pre-retirement Mortality	None	None	None	None
Withdrawal	None	None	None	None
Retirement Age - Pre - 2011	62	62	62	62
Form of Payment - Pre - 2011 hires	Single Life Annuity	Single Life Annuity	Single Life Annuity	Single Life Annuity
Retirement Age - Post - 2010	65	65	65	65
Form of Payment - Post - 2010 hires	Lump Sum	Lump Sum	Lump Sum	Lump Sum

Additionally, these calculations assume census information as follows:

	Date of Birth	Date of Hire
Mr. Jackson	9/29/72	2/14/2000
Mr. Mizell	4/27/67	11/13/12

Compensation:
Year	Mr. Jackson	Mr. Mizell	IRS Maximum Compensation

2015	$265,000	$265,000	$265,000
2014	$260,000	$260,000	$260,000
2013	$244,635	$250,000	$255,000
2012	$222,692	$4,808	$250,000
2011	$200,877	N/A	$245,000
2010	$189,731	N/A	$245,000

(4)
For Mr. Jackson, the Present Value of Accumulated Benefit calculations includes the $187.50 monthly supplemental benefit payable from age 62 to age 65. For Mr. Mizell, the Present Value of Accumulated Benefits equals the cash balance account at December 31, 2015.

Employee Retirement Plans
The DP&L Retirement Income Plan is a qualified defined benefit plan that provides retirement benefits to employees of DP&L and its affiliates who are participating employers who meet the participation requirements, including Messrs. Jackson and Mizell. DP&L is a sister company to IPALCO and NEOs may receive benefits under DP&L plans because they previously were employed there. The DP&L Retirement Income Plan covers both union (unit) and nonunion (management) employees. Plan provisions differ by union, management pre-2011 hires (Legacy), and management post-2010 hires. Mr. Jackson is in the management - pre-2011 hires, and Mr. Mizell is in the management - post-2010 hires. Messrs. Jackson and Mizell are not currently eligible for early retirement benefits under the DP&L Retirement Income Plan.

Management - pre-2011 hires. Participants must be at least 21 years old and have completed at least one year of service to be eligible for the DP&L Retirement Income Plan. Participants earn a year of service for each plan year during which they work 1,000 hours beginning with the plan year which includes their participation date. In general, employees receive pension benefits in an amount equal to (a) 1.25% of the average of the employee’s highest three consecutive annual base salaries for the five years immediately preceding the employee’s termination of employment, plus 0.45% of such average pay in excess of the employee’s 35-year average of Social Security wages, multiplied by (b) the employee’s years of service (not exceeding 30 years). Generally, an employee’s normal pension retirement benefits are fully available on his or her 65th birthday. If an employee is no longer employed by a participating employer prior to vesting in the DP&L Retirement Income Plan (five years), the employee forfeits his or her pension benefits. Early retirement benefits are available to employees at any time once they reach age 55 and have completed 10 years of vesting service. However, if pension payments start before age 62, the monthly benefit is reduced by 3/12% for each month before age 62. Participants retiring early receive an additional $187.50 per month until age 65. Generally, pension benefits under the DP&L Retirement Income Plan are paid in monthly installments upon retirement; however, such benefits may be paid in a lump sum depending on the amount of pension benefits available to the employee. Employees have a right to choose a surviving spouse benefit option. If this option is chosen, pension benefits to the employee are reduced.

Management - post-2010 hires. Participants must be at least 21 years old and have completed at least one year of service to be eligible for the DP&L Retirement Income Plan. Participants earn a year of service for each plan year during which they work 1,000 hours beginning with the plan year which includes their participation date. The pension benefit is based on a cash balance formula. Both a pay credit and an interest credit are added to the participant’s beginning of year cash balance account for each year he or she earns a year of service. Pay credits range from 3% to 7%, depending on years of service earned after 12/31/2010. The interest credit is based on the greater of 3.79% and the 30-year Treasury Security yield with a 2-month look back, both adjusted to reflect quarterly allocations. Generally, an employee’s normal retirement benefit is fully available on his or her 65th birthday. If an employee is no longer employed by a participating employer prior to vesting in the DP&L Retirement Income Plan (three years), the employee forfeits his or her pension benefits. A vested cash balance employee who terminates is eligible to receive his or her vested account and to elect an annuity starting date immediately, but not earlier than the termination date. Generally, pension benefits under the DP&L Retirement Income Plan are paid in monthly installments upon retirement; however, the cash balance account may be paid in a lump sum equal to the cash balance account. Preretirement death benefits are paid to the surviving spouse of a cash balance participant.

NONQUALIFIED DEFERRED COMPENSATION (2015)
The following table contains information for the NEOs for each of our plans that provides for the deferral of compensation that is not tax-qualified.

Name (a)(1)	Executive Contributions in Last Fiscal Year ($) (b)	Employer Contributions in Last Fiscal Year ($) (c)(2)	Aggregate Earnings in Last Fiscal Year ($) (d)	Aggregate Withdrawals/Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)(3)
Kenneth Zagzebski	$2,600	$15,507	$(5,996)	$—	$25,555
Craig Jackson	$—	$—	$—	$—	$—
Andrew Horrocks	$—	$—	$—	$—	$—
Michael Mizell	$—	$—	$—	$—	$—
James Valdez	$26	$—	$(1)	$—	$25

(1)
Messrs. Jackson, Horrocks and Mizell are eligible to participate in the AES Corporation Restoration Supplemental Retirement Plan (RSRP) but do not currently participate in this plan. Because Messrs. Jackson and Mizell do not participate in the AES 401(k) plan, they are not eligible to receive an employer match on RSRP contributions

(2)
Represents employer contributions to the RSRP in 2015. The amount reported in this column, as well as the employer’s additional contributions to the AES or DPL 401(k) plans, are included in the amounts reported in the 2015 row of the “All Other Compensation” column of the Summary Compensation Table.

(3)	In the 2013 and 2014 rows of the Summary Compensation Table, the amounts of $3,532 and $6,023 were previously reported for Mr. Zagzebski.

Narrative Disclosure Relating to the Nonqualified Deferred Compensation Table
The AES Corporation Restoration Supplemental Retirement Plan (RSRP)
The Code places statutory limits on the amount that participants, such as our NEOs, can contribute to the AES Corporation Retirement Savings Plan (the “AES 401(k) Plan”). As a result of these regulations, matching contributions made to the AES 401(k) Plan accounts of our NEOs who participated in that plan in fiscal year 2015 were limited. To address the fact that participant and employer contributions are restricted by the statutory limits imposed by the Code, our NEOs and other highly compensated employees are eligible to participate in the RSRP, which is designed primarily to restore benefits limited under our broad-based retirement plans due to statutory limits imposed by the Code.
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
On an annual basis, AES may choose to make a discretionary retirement savings contribution (a “profit-sharing contribution”) to all eligible participants in the AES 401(k) Plan. The profit-sharing contribution, made in the form of AES Common Stock, is provided to individuals as a percentage of their compensation, subject to certain statutory limitations imposed by the Code, such as the limitations imposed by Sections 401(a)(17) and 415 of the Code.
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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL (2015)
The following table contains estimated payments and benefits to each of the NEOs in connection with a termination of employment, both related and unrelated to a change in control, or a change in control of AES. None of the NEOs would be entitled to compensation upon a change in control of IPALCO. The following amounts assume that a termination or change in control of AES occurred on December 31, 2015, and, where applicable, uses the closing price of AES Common Stock of $9.57 (as reported on the NYSE on December 31, 2015).
For each NEO, the payments and benefits detailed in the table below are in addition to any payments and benefits under our plans and arrangements that are offered or provided generally to all salaried employees on a non-discriminatory basis and any accumulated vested benefits for each NEO, including those set forth in the Pension Benefits (2015), and any stock options vested as of December 31, 2015 (which are set forth in the Outstanding Equity Awards at Fiscal Year-End Table (2015)).

	Termination
Name	Voluntary or for Cause	Without Cause	In Connection with Change in Control	Death	Disability	Change in Control Only (No Termination)
Kenneth Zagzebski
Cash Severance (1)	$0	$371,317	$742,634	$0	$0	$0
Accelerated Vesting of LTC (2)	$0	$421,022	$421,022	$421,022	$421,022	$421,022
Benefits Continuation (3)	$0	$16,202	$24,302	$0	$0	$0
Outplacement Assistance (4)	$0	$25,000	$25,000	$0	$0	$0
Total	$0	$833,542	$1,212,958	$421,022	$421,022	$421,022
Craig Jackson
Cash Severance (1)	$0	$269,088	$538,176	$0	$0	$0
Accelerated Vesting of LTC (2)	$0	$287,865	$287,865	$287,865	$287,865	$287,865
Benefits Continuation (3)	$0	$14,907	$22,361	$0	$0	$0
Outplacement Assistance (4)	$0	$25,000	$25,000	$0	$0	$0
Total	$0	$596,860	$873,402	$287,865	$287,865	$287,865
Andrew Horrocks
Cash Severance (1)	$0	$232,485	$232,485	$0	$0	$0
Accelerated Vesting of LTC (2)	$0	$236,020	$236,020	$236,020	$236,020	$236,020
Benefits Continuation (3)	$0	$21,257	$21,257	$0	$0	$0
Outplacement Assistance (4)	$0	$0	$0	$0	$0	$0
Total	$0	$489,762	$489,762	$236,020	$236,020	$236,020
Michael Mizell
Cash Severance (1)	$0	$266,513	$533,026	$0	$0	$0
Accelerated Vesting of LTC (2)	$0	$283,797	$283,797	$283,797	$283,797	$283,797
Benefits Continuation (3)	$0	$16,202	$24,302	$0	$0	$0
Outplacement Assistance (4)	$0	$25,000	$25,000	$0	$0	$0
Total	$0	$591,512	$866,125	$283,797	$283,797	$283,797
James Valdez
Cash Severance (1)	$0	$69,540	$69,540	$0	$0	$0
Accelerated Vesting of LTC (2)	$0	$137,171	$137,171	$137,171	$137,171	$137,171
Benefits Continuation (3)	$0	$4,865	$4,865	$0	$0	$0
Outplacement Assistance (4)	$0	$0	$0	$0	$0	$0
Total	$0	$211,576	$211,576	$137,171	$137,171	$137,171

(1)
In addition to the amounts reflected in the above table, a pro rata bonus, to the extent earned, would be payable to Messrs. Zagzebski, Jackson and Mizell upon a termination without cause or a qualifying termination following a change in control. Pro rata bonus amounts are not included in the above table because, as of December 31, 2015, the service and performance conditions under AES’ 2015 annual incentive plan would have been satisfied, so such amounts would be paid irrespective of whether a termination or change in control occurs.

(2)	Accelerated vesting of Long-Term Compensation (“LTC”) includes:

•	The in-the-money value of unvested stock options granted in February 2013, 2014 and 2015;

•	The value of outstanding restricted stock units granted in February 2013, 2014 and 2015; and

•	The value of unvested performance units granted in February 2014 and 2015, at the target payout level.

The following table provides further detail on accelerated vesting of LTC awards by award type.

Name	Zagzebski	Jackson	Horrocks	Mizell	Valdez
Long-Term Award Type:
Stock Options	$—	$—	$—	$—	$—
Performance Stock Units	$298,488	$—	$—	$—	$—
Restricted Stock Units	$122,534	$122,927	$101,834	$118,859	$61,171
Performance Units	$—	$164,938	$134,186	$164,938	$76,000
Total Accelerated LTC Vesting	$421,022	$287,865	$236,020	$283,797	$137,171

(3)
Upon a termination without cause or a qualifying termination following a change in control, the NEO may receive continued medical, dental and vision benefits. The value of this benefits continuation is based on the share of premiums paid by the employer on each NEO’s behalf in 2015, based on the coverage in place at the end of December 2015. For the benefit continuation period, each NEO is responsible for paying the portion of premiums previously paid as an employee.

(4)
Upon a termination without cause or a qualifying termination following a change in control, Messrs. Zagzebski, Jackson and Mizell are eligible for outplacement benefits. The estimated value of this benefit is $25,000.

Additional Information Relating to Potential Payments upon Termination of Employment or Change in Control
The following narrative outlining our compensatory arrangements with our NEOs is in addition to other summaries of their terms found in the CD&A of this Amendment.
Potential Payments upon Termination under the AES Corporation Severance Plan
The Severance Plan provides for certain payments and benefits to participants upon the involuntary termination of their employment under certain circumstances. All of our NEOs were entitled to the benefits provided by the Severance Plan in 2015.
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
Upon the termination of his or her employment under the above circumstances, our NEOs, other than Messrs. Horrocks and Valdez, would be entitled to receive the following:

•	Salary continuation payments equal to the NEO’s annual base salary, which would be paid over time in accordance with our payroll practices and the terms of the Severance Plan;

•
An additional payment equal to a pro rata portion of the NEO’s annual cash bonus, to the extent earned, based upon the time the NEO was employed during the year in which his or her employment terminates, provided that applicable performance conditions are met;

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

In the event of a qualifying termination under the Severance Plan, Mr. Horrocks would be entitled to 12 months’ annual compensation and continuation of health benefits during this 12-month period, and Mr. Valdez would be entitled to 4-months’ prorated annual compensation and continuation of health benefits during this 4-month period.
The obligation to provide these payments and benefits to the NEOs under the Severance Plan would be conditioned upon the execution and delivery of a written release of claims against the Company and AES. At our discretion, the release may also contain such noncompetition, nonsolicitation and nondisclosure provisions as we may consider necessary or appropriate.
Payment of Long-Term Compensation Awards in the Event of Termination or Change in Control as Determined by the Provisions Set Forth in the 2003 Long Term Compensation Plan (for all NEOs)
The vesting of performance stock units, restricted stock units, stock options and performance units and the ability of our NEOs to exercise or receive payments under those awards may be accelerated upon (1) the termination of a NEO’s employment or (2) as a result of a change in control. The vesting conditions are defined by the provisions set forth in the 2003 Long Term Compensation Plan as outlined below:
Performance Stock Units, Restricted Stock Units and Performance Units. Our CEO holds outstanding performance stock units. All of our NEOs hold outstanding restricted stock units, and all of our NEOs, except for Mr. Zagzebski hold outstanding performance units. If a NEO’s employment is terminated by reason of death or disability prior to the third anniversary of the grant date of a performance stock unit or a restricted stock unit, the performance stock units (at target), and/or restricted stock units will immediately vest and be delivered. If a NEO separates from service prior to the end of a performance period due to death or disability, all performance units will vest on such termination date and a cash amount equal to $1 for each performance unit generally will be paid to the NEO on such date or as soon as practicable thereafter.
If the NEO’s employment is terminated for any reason other than death or disability prior to the third anniversary of the grant date of a restricted stock unit, the NEO will forfeit all restricted stock units for which the service-based vesting condition has not been met.
The performance stock unit grants provide that voluntary termination or termination for cause prior to the end of the three-year performance period will result in the forfeiture of all outstanding performance stock units. Involuntary termination other than for cause or a qualified retirement, which requires the NEO to reach 60 years of age and have at least seven years of service with the employer, allow prorated time-vesting in increments of one-third or two-thirds vesting if the NEO has completed one or two years of service from the grant date, respectively.
With respect to performance units, if a NEO separates from service prior to (i) the payment date due to cause or (ii) the final vesting date by reason of a voluntary separation from service by the NEO, any unvested performance units will be forfeited in full and cancelled by the Company on such termination date; provided, however, that if a NEO separates from service for any other reason (including due to qualified retirement), the NEO will be eligible to receive the value of his or her vested performance units, as of the date of the separation from service, on the payment date and in accordance with the terms of the applicable performance unit award agreement.
If a change in control occurs prior to the payment date of a performance stock unit, restricted stock unit award, or performance unit award, outstanding performance stock units (at target), restricted stock units, and performance units will become fully vested, and the delivery date will occur contemporaneous with the completion of the change in control.

Stock Options. Messrs. Zagzebski and Horrocks each hold outstanding stock options. If a NEO’s employment is terminated by reason of death or disability, the stock options shall be immediately accelerated and become fully vested, exercisable, and payable, but such options will expire one year after the termination date or, if earlier, on the original expiration date of such stock option had the NEO remained employed through such date.
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
The AES Corporation Restoration Supplemental Retirement Plan (RSRP)
In the event of a termination of the NEO’s employment (other than by reason of death) prior to reaching retirement eligibility, or, in the event of a change in control, the balances of all of the NEO’s deferral accounts under the RSRP will be paid in a lump sum. In the event of a NEO’s death or retirement, the balances in the NEO’s deferral accounts will be paid according to his or her elections if the NEO was 59 1/2 or more years old at the time of his or her death or retirement. In the event of the NEO’s death or retirement before age 59 1/2, the value of the deferral account will be paid in a lump sum.
Director Compensation
None of our current directors receives any compensation for his or her services on the Board. No director who served on our Board for any part of 2015 that is or was also an employee of IPL, AES, or any of its affiliates, received any additional payment for their services on the Board. Information regarding the compensation received by current and former directors in their capacities as employees of our affiliates is set forth in “Item 13. Certain Relationships, Related Transactions and Director Independence” of this Amendment. We did not have any non-employee directors who received compensation for their services on the Board in 2015, except that CT Corporation received an annual fee of $2,300 for services in providing a director that was independent based on the criteria set forth in, and as was previously required by, IPALCO’s Second Amended and Restated Articles of Incorporation that were in effect prior to February 2015. The representative from CT Corporation resigned in February 2015.
Compensation Committee Interlocks and Insider Participation
The Board of Directors of IPALCO does not have a compensation committee. Please see the CD&A in this Amendment for a discussion of the process undertaken in setting executive compensation, including the persons who, during the last completed fiscal year, participated in the NEO compensation process.  In the case of our executive officers who are also members of our Board of Directors, they did not participate in the deliberations and/or approvals regarding their own compensation.

For information regarding the board memberships and, officer and employee positions held by our executive officers and directors with AES and other companies affiliated with IPALCO, see the biographies of our executive officers and directors included under “Item 10. Directors, Executive Officers and Corporate Governance” and the disclosures relating to these individuals included under “Item 13. Certain Relationships, Related Transactions and Director Independence,” each set forth in this Amendment and incorporated by reference herein as to this information.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following two tables set forth information regarding the beneficial ownership of IPALCO’s Common Stock and the AES’ Common Stock as of March 15, 2016 by (a) each current Director of IPALCO and each NEO set forth in the Summary Compensation Table in this Amendment, (b) all Directors and Executive Officers of IPALCO as a group and (c) all persons who are known by IPALCO to be the beneficial owner of more than five percent (5%) of the Common Stock of IPALCO. Under SEC Rule 13d-3 of the Exchange Act, “beneficial ownership” includes shares for which the individual, directly or indirectly, has or shares voting power (which includes the power to vote or direct the voting of the shares) or investment power (which includes the power to dispose or direct the disposition of the shares), whether or not the shares are held for individual benefit. Under these rules, more than one person may be deemed the beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the best of our knowledge, sole voting and investment power with respect to the indicated shares of IPALCO and AES Common Stock.
Except as otherwise indicated, the address for each person below is c/o IPALCO Enterprises, Inc. One Monument Circle, Indianapolis, Indiana 46204.
(a)    Common Stock of IPALCO(1)

Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership	Percent of IPALCO Common Stock Outstanding
AES U.S. Investments, Inc.	89,685,177	82.35%
CDP Infrastructure Fund, GP	19,222,141	17.65%
All Directors and Executive Officers as a Group (13 people)	0	0%

(b)    Common Stock of The AES Corporation

Name/Address	Position Held With the Company	Shares of Common Stock Beneficially Owned (2)(3)(4)	Percent of Class (2)(3)(4)
Renaud Faucher	Director	0	0%
Paul L. Freedman	Director	17,528	*
Andrew J. Horrocks	Director and Executive Officer	20,467	*
Craig L. Jackson	Director and Executive Officer	24,603	*
Michael S. Mizell	Director and Executive Officer	15,749	*
Thomas M. O’Flynn	Director	680,934	*
Olivier Renault	Director	0	0%
Richard A. Sturges	Director	30,096	*
Margaret E. Tigre	Director	65,263	*
James Valdez	Executive Officer	13,127	*
Kenneth J. Zagzebski	Director and Executive Officer	108,167	*
All Directors and Executive Officers as a Group (13 people)		994,779	*

*	Shares held represent less than 1% of the total number of outstanding shares of AES Common Stock.

(1)
Pursuant to the terms of the Shareholders’ Agreement, AES U.S. Investments and CDPQ have agreed that, during the term of the Shareholders’ Agreement, each of AES U.S. Investments and CDPQ shall vote, or act by written consent with respect to, all shares of IPALCO beneficially owned by them for the election to the Board of Directors of the individuals nominated by AES U.S. Investments and CDPQ. For additional information regarding the Shareholders’ Agreement, including the number of directors that may be nominated by AES and CDPQ, please refer to “Shareholders’ Agreement” under Item 13 of this Amendment.

(2)
The shares of AES Common Stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the SEC rules, shares of AES Common Stock, which are subject to options, units or other securities that are exercisable or convertible into shares of AES Common Stock within 60 days of March 15, 2016, are deemed to be outstanding and beneficially owned by the persons holding such options, units or other securities. Such underlying shares of Common Stock are deemed to be outstanding for the purpose of computing such person’s ownership percentage, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes (a) the following shares issuable upon exercise of options outstanding as of March 15, 2016 that are able to be exercised within 60 days of March 15, 2016: Mr. Faucher - 0 shares; Mr. Freedman - 2,042 shares; Mr. O’Flynn -485,919 shares; Mr. Renault - 0 shares; Mr. Sturges - 3,796 shares; Ms. Tigre -49,709 shares; Mr. Zagzebski -77,752 shares; Mr. Jackson - 0 shares; Mr. Horrocks -7,234 shares; Mr. Mizell - 0 shares; Mr. Valdez - 0 shares; all directors and executive officers as a group - 626,452 shares; (b) the following units issuable under the AES 2003 Long Term Compensation Plan: Mr. Freedman -14,301 shares; Mr. O’Flynn - 167,170 shares; Mr. Sturges - 15,778 shares; Ms. Tigre - 15,424 shares; Mr. Zagzebski -18,322 shares; Mr. Jackson - 15,838 shares; Mr. Horrocks -12,030 shares; Mr. Mizell - 15,749 shares; Mr. Valdez - 10,913 shares; all directors and officers as a group - 302,355 shares; and (c) the following shares held in The AES Retirement Savings Plan: Mr. Freedman - 1,185 shares; Mr. O’Flynn -7,845 shares; Mr. Sturges - 3,579 shares; Ms. Tigre - 130 shares; Mr. Zagzebski - 12,093 shares; Mr. Jackson - 0 shares; Mr. Horrocks - 0 shares; Mr. Mizell - 0 shares; Mr. Valdez - 2,214 shares; all directors and executive officers as a group - 27,880 shares.

(4)	Includes shares jointly held with spouse: Mr. O'Flynn (20,000 shares).

Change in Control
IPALCO was acquired by AES in March 2001, and currently is majority-owned by AES U.S. Investments, with a minority interest held by CDPQ, a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec. AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). AES U.S. Holdings, LLC is wholly owned by AES. The interest in AES U.S. Holdings, LLC has been pledged by AES under the terms of its credit agreement providing for its senior secured credit facility. Any exercise of remedies under this pledge could result at a subsequent date in a change in control of IPALCO.
Equity Securities under Compensation Plans
As described in this Amendment, there are no equity compensation plans under which equity securities of IPALCO are authorized for issuance. All equity compensation plans provide for the issuance of AES Common Stock. For information regarding AES’ LTC Plan, see the “Securities Authorized for Issuance under Equity Compensation Plans (as of December 31, 2015)” table in the AES Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Insurance, Employee Benefit Plans and Tax Arrangements with AES
IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly owned subsidiary of AES. IPL is not self-insured on property insurance with the exception of a $5 million self-insured retention per occurrence. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by a third-party administrator. The cost to IPL of coverage under this program was approximately $2.7 million, $3.2 million and $3.1 million in 2015, 2014 and 2013, respectively, and such costs are recorded in Other operating expenses on IPALCO’s Consolidated Statements of Income. As of December 31, 2015 and 2014, IPALCO had prepaid approximately $2.2 million and $3.1 million, respectively, which amounts are recorded in Prepayments and other current assets on IPALCO’s Consolidated Balance Sheets.
IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The costs of coverage under this program were approximately $24.5 million, $20.1 million and $22.3 million in 2015, 2014 and 2013, respectively, and are recorded in Other operating expenses on IPALCO’s Consolidated Statements of Income. As of December 31, 2015 and 2014, IPALCO had prepaid approximately $0.0 million and $0.1 million, respectively, for coverage under this plan, which is recorded in Prepayments and other current assets on IPALCO’s Consolidated Balance Sheets.
AES files federal and state income tax returns, which consolidate IPALCO and its subsidiaries. Under a tax sharing agreement with AES, IPALCO is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPALCO had a receivable balance under this agreement of $0.7 million as of both December 31, 2015 and 2014, which amounts are recorded in Prepayments and other current assets on IPALCO’s Consolidated Balance Sheets.
Long Term Compensation Plan
During 2015, 2014 and 2013, many of IPL’s non-union employees received benefits under AES’ 2003 Long Term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units and options to purchase shares of AES Common Stock. All such components vest in thirds over a three-year period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2015, 2014 and 2013 was $0.7 million, $0.7 million and $1.1 million, respectively and was included in Other Operating Expenses on IPALCO’s Consolidated Statements of Income. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as Paid in capital on IPALCO’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation - Stock Compensation.”
See also Note 9, “Benefit Plans” to the audited Consolidated Financial Statements of IPALCO in its 2015 10-K for a description of benefits awarded to IPL employees by AES under the RSP.
Service Company
Effective January 1, 2014, the Service Company began providing certain services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US SBU. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company during 2015 on behalf of IPALCO were $23.2 million. Total costs incurred by IPALCO on behalf of the Service Company during 2015 and 2014 were $7.5 million and $5.6 million, respectively. IPALCO had a prepaid balance with the Service Company of $1.2 million and $0.4 million as of December 31, 2015 and 2014, respectively.

Shareholders’ Agreement
AES U.S. Investments, IPALCO and CDPQ, are parties to a Shareholders’ Agreement dated February 11, 2015. The Shareholders’ Agreement established the general framework governing the relationship between CDPQ and AES U.S. Investments and their respective successors and transferees, as shareholders of IPALCO. The Shareholders’ Agreement provides AES U.S. Investments the right to nominate 9 directors of the IPALCO Board and CDPQ the right to nominate two directors of the IPALCO Board. Currently, and prior to the Second Closing (as such term is defined in the Subscription Agreement dated as of December 14, 2014 between the Company and CDPQ), CDPQ has the right to nominate two directors under the terms of the Shareholders’ Agreement. Subsequent to the Second Closing, if the amount of outstanding IPALCO shares beneficially owned by CDPQ is equal to or less than the lesser of (A) 8.825% and (B) one-half of the Maximum Subscription Percentage (as defined in the Shareholders’ Agreement) but remains greater than the lesser of (x) one-third of 17.65% and (y) one-third of the Maximum Subscription Percentage, then CDPQ shall have the right to nominate one director. Additionally, if at any time after the Second Closing the amount of outstanding IPALCO shares beneficially owned by CDPQ decreases to less than or equal to the lesser of (A) one-third of 17.65% and (B) one-third of the Maximum Subscription Percentage, then CDPQ shall cease to have any rights to nominate any directors. The Shareholders’ Agreement contains restrictions on IPALCO making certain major decisions without the prior affirmative vote of a majority of the IPALCO Board of Directors. In addition, for so long as CDPQ beneficially owns at least 5% of the total number of IPALCO shares outstanding, CDPQ will have review and consultation rights with respect to certain actions of IPALCO. Certain transfer restrictions and other transfer rights also apply to CDPQ and AES U.S. Investments under the Shareholders’ Agreement, including certain rights of first offer, drag along rights, tag along rights, put rights and rights of first refusal.
Related Person Policies and Procedures
IPALCO is owned by two shareholders, one of which is wholly-owned by AES.  As such, IPALCO does not maintain the type of separate related person transaction policy that is customarily maintained by more widely-held public companies.  The US SBU has a designated compliance officer who ensures that the core values of AES and its subsidiaries are communicated to, and followed by, employees throughout the organization as set forth in the Code of Conduct and other policies adopted by IPALCO and its affiliated companies.  The Code of Conduct expressly requires that employees avoid conflicts of interests and engage in fair dealing, among other requirements, to ensure that transactions entered into by IPALCO and other affiliated companies are in the best interests of the organization.
IPL and IPALCO also utilize a due diligence questionnaire with certain business partners, vendors and suppliers as part of the corporate compliance program to ensure that the highest ethical and legal standards are upheld in all business transactions.  The corporate compliance program includes a “know your business partner” program, which requires us to conduct due diligence on prospective business partners prior to entering into a business agreement with an estimated value in excess of $100,000. Our compliance program requires that the due diligence questionnaires for all such business partners be updated at least every other year.
A due diligence questionnaire is also completed annually by directors and executive officersin order to determine if a related persons transaction or other conflict of interest or potential conflict of interest may exist that should be brought to the attention of the designated compliance officer of the US SBU and/or the Office of the General Counsel for further investigation and analysis. The designated compliance officer of the US SBU and/or the Office of the General Counsel may take action to approve or recommend the approval of a related person transaction, or determine to take other appropriate actions, based on the facts and circumstances.
Employees of IPALCO and CDPQ Affiliated Companies

None of our Board members are directly employed by IPALCO.  All of our Board members are employees of our two shareholders and/or their affiliated companies, and only receive compensation in their capacities as employees of these affiliated entities. The compensation paid to IPALCO directors that are also NEOs for services performed as employees of our affiliates for 2015 is set forth in “Item 11. Executive Compensation” of this Amendment. None of our Board members are compensated for their service on our Board.

The compensation received by each of our executive officers and directors who are employees of companies affiliated with AES was in excess of $120,000 in 2015 for services performed on behalf of AES or the US SBU, including for services provided to IPALCO and IPL. The components of the compensation paid to all of our executive officers in 2015 was consistent with the compensation elements for our NEOs as disclosed in “Item 11. Executive Compensation” of this Amendment.

For information regarding the board memberships and officer and employee positions held by our executive officers and directors with AES and other companies affiliated with IPALCO, see the biographies of our executive officers and directors included under “Item 10. Directors, Executive Officers and Corporate Governance” set forth in this Amendment and incorporated by reference herein as to this information.

Director Independence
IPALCO does not have securities listed on a national securities exchange and is not required to have independent Directors. See “Corporate Governance” in Item 10 of this Amendment.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
All financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in our consolidated financial statements or notes thereto, included in Part II, Item 8, of our Annual Report on Form 10-K.

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
*Fifty-Fourth Supplemental Indenture, dated as of June 1, 2007
*Fifty-Eighth Supplemental Indenture, dated as of August 1, 2011
*Fifty-Ninth Supplemental Indenture, dated as of August 1, 2011
Sixtieth Supplemental Indenture, dated as of November 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2011 10-K)
Sixty-First Supplemental Indenture, dated as of June 1, 2013 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2013 Form 10-Q)
Sixty-Second Supplemental Indenture, dated as of June 1, 2014 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2014 Form 10-Q)
Sixty-Third Supplemental Indenture, dated as of September 1, 2015 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s September 30, 2015 Form 10Q)
4.5*
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor Collateral Agent, dated as of April 15, 2008, to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated as of November 14, 2001

4.6*
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., dated as of May 18, 2011 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., dated as of November 14, 2001

4.7*	Indenture between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, dated as of May 18, 2011 for the 5.00% Senior Secured Notes due 2018
4.8*
Indenture between IPALCO Enterprises, Inc. and U.S. Bank, National Association, as Trustee, dated June 25, 2015 for IPALCO's 3.45% Senior Secured Notes due 2020 (Incorporated by reference to Exhibit No. 4.1 to IPALCO's June 30, 2015 Form 10-Q)

4.9*
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
10.5*
$250,000,000 Revolving Credit Facilities Amended and Restated Credit Agreement by and among Indianapolis Power & Light Company, the Lenders Party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Sole Lead Arranger, Fifth Third Bank, as Syndication Agent and BMO Harris Bank N.A., as Documentation Agent, Dated as of May 6, 2014 (Incorporated by reference to Exhibit No. 10.1 to IPALCO’s March 31, 2014 10-Q)

10.6*
Subscription Agreement by and between IPALCO and CDP Infrastructure Fund GP, a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec dated December 14, 2014 (Incorporated by reference to Exhibit 10.10 to IPALCO’s December 31, 2014 10K/A)

10.7*
IPALCO Shareholder's Agreement by and among AES U.S. Investments, Inc., IPALCO Enterprises, Inc. and CDP Infrastructure Fund GP dated as of February 11, 2015 (Incorporated by reference to Exhibit No. 10.1 to IPALCO's March 31, 2015 10-Q)

10.8*
First Amendment to Credit Agreement by and among IPL, the Lenders party thereto, Fifth Third Bank, as syndication agent, BMO Harris Bank N.A., as documentation agent and PNC Bank, National Association, as administrative agent, dated as of October 16, 2015 (Incorporated by reference to Exhibit No. 10.1 to IPALCO's September 30, 2015 10-Q)

10.9*
$91,850,000 364-Day Delayed Draw Term Loan Facility Credit Agreement by and among IPL, the Lenders party thereto, U.S. Bank National Association, as administrative agent, U.S. Bank National Association, sole lead arranger and Fifth Third Bank, as documentation agent, dated as of October 16, 2015 (Incorporated by reference to Exhibit No. 10.2 to IPALCO's September 30, 2015 10-Q)

10.10*
Loan Agreement between Indiana Financing Authority and Indianapolis Power & Light Company relating to $30,000,000 Environmental Facilities Refunding Revenue Notes, Series 2015A (Indianapolis Power & Light Company Project) and $60,000,000 Environmental Facilities Refunding Revenue Notes, Series 2015B (Indianapolis Power & Light Company Project) dated as of December 1, 2015 (Incorporated by reference to Exhibit No. 10.10 to IPALCO's December 31, 2015 10-K)

10.11* 10.12 10.13 10.14 10.15 10.16 10.17
Note Purchase and Covenants Agreement by and among Indianapolis Power & Light Company the Lenders Party Hereto and PNC Bank, National Association, as administrative agent relating to $30,000,000 Indiana Finance Authority Environmental Facilities Refunding Revenue Notes, Series 2015A (Indianapolis Power & Light Company Project) and $60,000,000 Indiana Finance Authority Environmental Facilities Refunding Revenue Notes, Series 2015B (Indianapolis Power & Light Company Project) dated as of December 22, 2015 (Incorporated by reference to Exhibit No. 10.11 to IPALCO's December 31, 2015 10-K)
The AES Corporation 2003 Long Term Compensation Plan, as amended and restated, dated April 23, 2015 (Incorporated by reference to Exhibit 99.1 of The AES Corporation’s Form 8-K filed on April 23, 2015)
The AES Corporation Performance Incentive Plan, as amended and restated on April 23, 2015 (Incorporated by reference to Exhibit 99.2 of The AES Corporation’s Form 8-K filed on April 23, 2015)
AES Corporation Severance Plan, as amended and restated on April 23, 2015 (Incorporated by reference to Exhibit 10.6 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2015)
The AES Corporation Restoration Supplemental Retirement Plan, as amended and restated, dated December 29, 2008 (Incorporated by reference to Exhibit 10.15 of The AES Corporation’s Form 10-K for the year ended December 31, 2008)
Amendment to The AES Corporation Restoration Supplemental Retirement Plan, dated December 9, 2011 (Incorporated by reference to Exhibit 10.17A of The AES Corporation’s Form 10-K for the year ended December 31, 2012)
Form of AES Performance Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.15 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

21	Subsidiaries of IPALCO Enterprises, Inc. **

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a). **
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).**
31.3	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a). (filed herewith)
31.4	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a).(filed herewith)
32	Certification required by Rule 13a-14(b) or 15d-14(b).***
101.INS	XBRL Instance Document **
101.SCH	XBRL Taxonomy Extension Schema Document **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

* Incorporated by reference to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011.
**Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 24, 2016, and incorporated herein by reference.
***Furnished as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 24, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to annual report on Form 10-K/A for the fiscal year ended December 31, 2015, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
Date:	April 29, 2016	By:	/s/ Craig L. Jackson
			Name:	Craig L. Jackson
			Title:	Chief Financial Officer

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
1.    I have reviewed this Amendment No. 1 to annual report on Form 10-K of IPALCO Enterprises, Inc.; and
2.    Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date:	April 29, 2016	/s/ Kenneth J. Zagzebski
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

Date:	April 29, 2016	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer