Form 10-Q
period 2016-03-31
IPALCO ENTERPRISES, INC.
filed 2016-05-09
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
(The registrant is a voluntary filer. The registrant has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At May 6, 2016, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 2016

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2015 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2015, as amended
2018 IPALCO Notes	$400 million of 5.00% Senior Secured Notes due May 1, 2018
2020 IPALCO Notes	$405 million of 3.45% Senior Secured Notes due July 15, 2020
AES	The AES Corporation
AES U.S. Investments	AES U.S. Investments, Inc.
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
Credit Agreement
$250 million Revolving Credit Facilities Amended and Restated Credit Agreement, by and among Indianapolis Power & Light Company, the Lenders Party thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets LLC, as Sole Bookrunner and Sole Lead Arranger, Fifth Third Bank, as Syndication Agent and BMO Harris Bank N.A., as Documentation Agent, Dated as of May 6, 2014, and as Amended under the First Amendment to Credit Agreement, Dated as of October 16, 2015.

CWA	U.S. Clean Water Act
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand Side Management
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974
FAC	Fuel Adjustment Clause
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the United States
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration
SEC	Securities and Exchange Commission
Service Company	AES U.S. Services, LLC
Subscription Agreement	Subscription Agreement dated as of December 14, 2014, by and between IPALCO and CDPQ
U.S.	United States of America
U.S. SBU	AES U.S. Strategic Business Unit
VIE	Variable Interest Entity

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

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

•	fluctuations in customer growth and demand;

•	impacts of weather on retail sales and wholesale prices;

•	impacts of renewable energy generation, natural gas prices and other market factors on wholesale prices;

•	weather-related damage to our electrical system;

•	fuel, commodity and other input costs;

•	performance of our suppliers;

•	generating unit availability and capacity;

•	transmission and distribution system reliability and capacity, including natural gas pipeline system and supply constraints;

•	purchased power costs and availability;

•	availability and price of capacity;

•	regulatory action, including, but not limited to, the review of our basic rates and charges by the IURC;

•	federal and state legislation and regulations;

•	changes in our credit ratings or the credit ratings of AES;

•	fluctuations in the value of pension plan assets, fluctuations in pension plan expenses and our ability to fund defined benefit pension plans;

•	changes in financial or regulatory accounting policies;

•	environmental matters, including costs of compliance with current and future environmental laws and requirements;

•	interest rates, inflation rates and other costs of capital;

•	the availability of capital;

•	the ability of subsidiaries to pay dividends or distributions to IPALCO;

•	level of creditworthiness of counterparties to contracts and transactions;

•	labor strikes or other workforce factors, including the ability to attract and retain key personnel;

•	facility or equipment maintenance, repairs and capital expenditures;

•	significant delays or unanticipated cost increases associated with large construction projects;

•	the availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material;

•	local economic conditions;

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

•
issues related to our participation in the MISO, including the cost associated with membership, allocation of costs, costs associated with transmission expansion, the recovery of costs incurred, and the risk of default of other MISO participants;

•	changes in tax laws and the effects of our strategies to reduce tax payments;

•	the use of derivative contracts; and

•	product development, technology changes, and changes in prices of products and technologies.

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” as described in IPALCO's 2015 Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended,
	March 31,
	2016	2015

UTILITY OPERATING REVENUES	$327,745	$332,201

UTILITY OPERATING EXPENSES:
Fuel	66,497	85,432
Other operating expenses	57,234	54,976
Power purchased	52,448	42,576
Maintenance	30,521	31,282
Depreciation and amortization	53,235	46,445
Taxes other than income taxes	11,134	12,933
Income taxes - net	16,404	18,201
Total utility operating expenses	287,473	291,845
UTILITY OPERATING INCOME	40,272	40,356

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	6,781	3,218
Miscellaneous income and (deductions) - net	(1,076)	(626)
Income tax benefit applicable to nonoperating income	3,463	6,024
Total other income and (deductions) - net	9,168	8,616

INTEREST AND OTHER CHARGES:
Interest on long-term debt	26,101	27,646
Other interest	742	449
Allowance for borrowed funds used during construction	(5,834)	(2,666)
Amortization of redemption premiums and expense on debt	1,026	1,334
Total interest and other charges - net	22,035	26,763
NET INCOME	27,405	22,209

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803
NET INCOME APPLICABLE TO COMMON STOCK	$26,602	$21,406

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	March 31,	December 31,
	2016	2015
ASSETS
UTILITY PLANT:
Utility plant in service	$5,128,883	$4,992,594
Less accumulated depreciation	2,332,025	2,320,955
Utility plant in service - net	2,796,858	2,671,639
Construction work in progress	842,323	766,406
Spare parts inventory	14,127	12,336
Property held for future use	1,002	1,002
Utility plant - net	3,654,310	3,451,383
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	516	517
Other long-term assets	5,487	5,664
Other assets - net	6,003	6,181
CURRENT ASSETS:
Cash and cash equivalents	19,924	21,521
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $3,262 and $2,498, respectively)	126,980	124,167
Fuel inventories - at average cost	62,316	66,834
Materials and supplies - at average cost	55,641	57,997
Regulatory assets	22,197	8,002
Prepayments and other current assets	32,770	26,063
Total current assets	319,828	304,584
DEFERRED DEBITS:
Regulatory assets	448,294	448,200
Miscellaneous	6,369	6,821
Total deferred debits	454,663	455,021
TOTAL	$4,434,804	$4,217,169
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholders' equity:
Paid in capital	$517,846	$383,448
Accumulated deficit	(28,413)	(30,515)
Total common shareholders' equity	489,433	352,933
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt (Note 5)	2,153,890	2,153,276
Total capitalization	2,703,107	2,565,993
CURRENT LIABILITIES:
Short-term debt (Note 5)	231,773	166,655
Accounts payable	151,370	155,428
Accrued expenses	21,556	19,482
Accrued real estate and personal property taxes	21,365	17,712
Regulatory liabilities	30,174	28,169
Accrued interest	38,034	31,690
Customer deposits	31,503	30,719
Other current liabilities	12,108	12,623
Total current liabilities	537,883	462,478
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	647,226	639,516
Deferred income taxes - net	413,949	397,394
Non-current income tax liability	7,168	7,147
Unamortized investment tax credit	3,603	3,910
Accrued pension and other postretirement benefits	62,270	80,734
Asset retirement obligations	57,799	58,986
Miscellaneous	1,799	1,011
Total deferred credits and other long-term liabilities	1,193,814	1,188,698
COMMITMENTS AND CONTINGENCIES (Note 8)
TOTAL	$4,434,804	$4,217,169

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Three Months Ended,
	March 31,
	2016	2015
CASH FLOWS FROM OPERATIONS:
Net income	$27,405	$22,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,837	48,524
Amortization (deferral) of regulatory assets	1,395	(1,008)
Amortization of debt premium	30	264
Deferred income taxes and investment tax credit adjustments - net	12,942	12,177
Allowance for equity funds used during construction	(6,684)	(3,152)
Change in certain assets and liabilities:
Accounts receivable	(2,813)	848
Fuel, materials and supplies	6,874	(8,900)
Financial transmission rights	2,726	4,921
Accounts payable and accrued expenses	688	10,299
Accrued real estate and personal property taxes	3,653	5,066
Accrued interest	6,343	18,654
Pension and other postretirement benefit expenses	(18,464)	(26,579)
Short-term and long-term regulatory assets and liabilities	(10,544)	(2,233)
Prepaids and other current assets	(9,433)	(5,445)
Other - net	1,835	331
Net cash provided by operating activities	68,790	75,976
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(234,516)	(112,960)
Project development costs	(195)	(1,183)
Cost of removal, net of salvage	(5,556)	(1,811)
Other	(696)	(50)
Net cash used in investing activities	(240,963)	(116,004)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	148,000	77,000
Short-term debt repayments	(83,000)	(15,000)
Dividends on common stock	(24,500)	(18,247)
Issuance of common stock	134,276	2
Preferred dividends of subsidiary	(803)	(803)
Deferred financing costs paid	(45)	—
Retention payments on capital expenditures	(3,198)	(397)
Other	(154)	(202)
Net cash provided by financing activities	170,576	42,353
Net change in cash and cash equivalents	(1,597)	2,325
Cash and cash equivalents at beginning of period	21,521	26,933
Cash and cash equivalents at end of period	$19,924	$29,258

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$14,655	$6,766
Income taxes	$—	$—
	As of March 31,
	2016	2015
Non-cash investing activities:
Accruals for capital expenditures	$81,371	$45,207

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). As a result of this structure, CDPQ’s total direct and indirect interests in IPALCO total 30%. IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has more than 480,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations all within the state of Indiana. Our largest generating station, Petersburg, is coal-fired. The second largest station, Harding Street, is converting its coal-fired units to natural gas and uses natural gas and fuel oil to power combustion turbines. The third station, Eagle Valley, retired its coal-fired units in April 2016 and the CCGT at Eagle Valley is expected to be placed into service in April 2017. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of March 31, 2016, IPL’s net electric generation capacity for winter is 3,259 MW and net summer capacity is 3,141 MW.

Principles of Consolidation

The accompanying Financial Statements include the accounts of IPALCO, IPL and Mid-America Capital Resources, Inc., a non-regulated wholly-owned subsidiary of IPALCO. All significant intercompany amounts have been eliminated. The accompanying Financial Statements are unaudited; however, they have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited Financial Statements have been prepared in accordance with the accounting policies described in IPALCO’s 2015 Form 10-K and should be read in conjunction therewith.

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

New Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that had and/or could have a material impact on the Company's consolidated financial statements:

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
Given the absence of authoritative guidance within ASU 2015-03, this standard clarifies that the SEC Staff would not object to an entity presenting debt issuance costs related to line-of-credit arrangements as an asset that is subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Transition method: retrospective.
		January 1, 2016	Deferred financing costs related to lines-of-credit of approximately $0.3 million recorded within Deferred Debits were not reclassified as of December 31, 2015.

2015-03, Interest - Imputation of Interest (Subtopic 835-30)
The standard simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the standard. Transition method: retrospective.
		January 1, 2016	Deferred financing costs of approximately $20.8 million previously classified within Deferred Debits were reclassified to reduce the related debt liabilities as of December 31, 2015.
2015-02, Consolidation - Amendments to the Consolidation Analysis (Topic 810)
The standard makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard amends the evaluation of whether (1) fees paid to a decision-maker or service providers represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. Transition method: retrospective.
		January 1, 2016	There were no changes to the consolidation conclusions.
New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing
This standard clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. This standard reduces the cost and complexity of applying Topic 606 to the identification of promised goods or services, and it also includes implementation guidance on licensing. Transition method: a full retrospective or modified retrospective approach.
		January 1, 2018 (as deferred by ASU No. 2015-14). Earlier application is permitted only as of January 1, 2017.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
The standard simplifies the following aspects of accounting for share-based payment awards: accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities and classification of employee taxes paid on statement of cash flows when an employer withholds shares for tax-withholding purposes. Transition method: Various.
		January 1, 2017. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
The standard clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and apply the control principle to certain types of arrangements. The amendments also re-frame the indicators to focus on evidence that an entity is acting as a principal rather than as an agent, revise existing examples and add new ones. Transition method: a full retrospective or modified retrospective approach.
		January 1, 2018 (as deferred by ASU No. 2015-14). Earlier application is permitted only as of January 1, 2017.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2016-06, Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments
This standard clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. When a call (put) option is contingently exercisable, an entity will no longer assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. Transition method: a modified retrospective basis to existing debt instruments as of the effective date.
		January 1, 2017. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard, but does not anticipate a material impact on its consolidated financial statements.
2016-05, Derivatives and Hedging (Topic 815) - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
The standard clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not require dedesignation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. Transition method: prospective or a modified retrospective basis.
		January 1, 2017. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard, but does not anticipate a material impact on its consolidated financial statements.
2016-02, Leases (Topic 842)
The standard creates Topic 842, Leases which supersedes Topic 840, Leases, and introduces a lessee model that brings substantially all leases onto the balance sheet while retaining most of the principles of the existing lessor model in U.S. GAAP and aligning many of those principles with ASC 606, Revenue from Contracts with Customers. Transition method: modified retrospective approach with certain practical expedients.
		January 1, 2019. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2016-01, Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. Also, it amends certain disclosure requirements associated with the fair value of financial instruments. Transition: cumulative effect in Retained Earnings as of adoption or prospectively for equity investments without readily determinable fair value.
		January 1, 2018. Limited early adoption permitted.	The Company is currently evaluating the impact of adopting the standard, but does not anticipate a material impact on its consolidated financial statements.
2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory	The standard replaces the current lower of cost or market test with a lower of cost or net realizable value test. Transition method: prospectively.	January 1, 2017. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

2014-09, Revenue from Contracts with Customers (Topic 606)
The standard provides a single and comprehensive revenue recognition model for all contracts with customers to improve comparability. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Transition method: a full retrospective or modified retrospective approach.
	January 1, 2018 (as deferred by ASU No. 2015-14). Earlier application is permitted only as of January 1, 2017.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

2. REGULATORY MATTERS

In March 2016, the IURC issued an order authorizing IPL to increase its basic rates and charges by $30.8 million annually. The order also authorized IPL to collect, over a ten year period, $117.7 million of previously deferred regulatory assets related to IPL’s participation in the regional transmission organization known as MISO. Such deferred costs will be amortized to expense over ten years. Accordingly, $11.8 million of IPL's long-term MISO regulatory asset as of December 31, 2015 has been reclassified to current regulatory assets as of March 31, 2016 on the accompanying Unaudited Condensed Consolidated Balance Sheets. The rate order also authorized an increase in IPL’s depreciation rates of $24.3 million annually compared to the twelve months ended June 30, 2014, which is the period upon which the rate increase was calculated. IPL also received approval to implement three new rate riders for current recovery from customers of ongoing MISO costs, capacity costs and sharing of wholesale sales margins with customers at 50%. The order approved recovery of IPL's pension expenses and return on IPL's discretionary pension fundings. As part of the order, the IURC also noted that they found IPL’s Service Company cost allocations to be reasonable and directed IPL to request the FERC to review its Service Company allocations. The IURC also closed their investigation into IPL’s underground network.

Some of the intervening parties in the IURC rate case have filed petitions for reconsideration of the IURC's March 2016 order with respect to certain issues. The IURC has not yet acted on those petitions. In addition, the Indiana Office of Utility Consumer Counselor and other intervening parties have filed notices of appeal of the order.

The amounts of regulatory assets and regulatory liabilities are as follows:

	March 31, 2016	December 31, 2015	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Environmental projects	$8,245	$8,002	Approximately 1 year(1)(4)
Deferred MISO Non-fuel costs	11,767	—	Approximately 1 year(1)
Other miscellaneous	2,185	—	Approximately 1 year(1)
Total current regulatory assets	$22,197	$8,002
Long-term:
Unrecognized pension and other
postretirement benefit plan costs	$222,293	$226,889	Various(2)
Income taxes recoverable through rates	38,899	35,765	Various
Deferred MISO costs	122,868	128,610	To be determined(1)(3)
Unamortized Petersburg Unit 4 carrying
charges and certain other costs	10,984	11,248	Through 2026(1) (4)
Unamortized reacquisition premium on debt	22,942	23,268	Over remaining life of debt
Environmental projects	26,741	16,876	Through 2021(1)(4)
Other miscellaneous	3,567	5,544	To be determined(1)(5)
Total long-term regulatory assets	$448,294	$448,200
Total regulatory assets	$470,491	$456,202
Regulatory Liabilities
Current:
Deferred fuel	$27,627	$19,746	Approximately 1 year(1)
FTRs	1,424	4,150	Approximately 1 year(1)
DSM program costs	1,123	4,273	Approximately 1 year(1)
Total current regulatory liabilities	$30,174	$28,169
Long-term:
ARO and accrued asset removal costs	$644,968	$637,065	Not Applicable
Unamortized investment tax credit	2,258	2,451	Through 2021
Total long-term regulatory liabilities	$647,226	$639,516
Total regulatory liabilities	$677,400	$667,685

(1)	Recovered (credited) per specific rate orders

(2)	IPL receives a return on its discretionary funding

(3)	The majority of these costs are being recovered per specific rate order; for the remaining costs recovery is probable but timing not yet determined

(4)	Recovered with a current return

(5)	A portion of this amount will be recovered over the next two years

3. FAIR VALUE

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

As of March 31, 2016 and December 31, 2015, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets – see Note 7, “Benefit Plans”) were considered Level 3, based on the above fair value hierarchy. These primarily consisted of FTRs, which are used to offset MISO congestion charges. Because the benefit associated with FTRs is a flow-through to IPL’s jurisdictional customers, IPL records a regulatory liability matching the value of the FTRs. In addition, IPALCO had one financial asset, a nonutility investment accounted for using the cost method of accounting, which is measured at fair value on a nonrecurring basis, again using Level 3 measurements. No adjustments were made to this asset during the periods covered by this report. All of these financial assets and liabilities were not material to the Financial Statements in the periods covered by this report, individually or in the aggregate.

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

Non-Recurring Fair Value Measurements

ASC 410 “Asset Retirement and Environmental Obligations” addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation. A legal obligation for purposes of ASC 410 is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppel. IPL’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. We use the cost approach to determine the fair value of IPL’s ARO liabilities, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. These inputs to the fair value of the ARO liabilities would be considered Level 3 inputs under the fair value hierarchy. As of March 31, 2016 and December 31, 2015, ARO liabilities were $57.8 million and $59.0 million, respectively.

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	March 31, 2016		December 31, 2015
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$2,088.4	$2,300.1	$2,088.4	$2,225.3
Variable-rate	321.9	321.9	256.9	256.9
Total indebtedness	$2,410.3	$2,622.0	$2,345.3	$2,482.2

The difference between the face value and the carrying value of this indebtedness represents the following:

•	unamortized deferred financing costs of $20.0 million and $20.8 million at March 31, 2016 and December 31, 2015, respectively; and

•	unamortized discounts of $4.6 million at both March 31, 2016 and December 31, 2015.

4. EQUITY

On February 11, 2015, IPALCO issued and sold 100 shares of IPALCO’s common stock to CDPQ under the Subscription Agreement. On April 1, 2015, IPALCO issued and sold 11,818,828 shares of IPALCO’s common stock to CDPQ for $214.4 million under the Subscription Agreement. On March 1, 2016, IPALCO issued and sold 7,403,213 shares of IPALCO’s common stock to CDPQ for $134.3 million under the Subscription Agreement. IPALCO then made the same investments in IPL. The proceeds were primarily used for funding needs related to IPL’s environmental and replacement generation projects. After completion of these transactions, CDPQ's direct and indirect interests in IPALCO total 30%.

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		March 31,	December 31,
Series	Due	2016	2015
		(In Thousands)
IPL first mortgage bonds (see below):
5.40% (1)	August 2017	$24,650	$24,650
3.875% (2)	August 2021	55,000	55,000
3.875% (2)	August 2021	40,000	40,000
4.55% (2)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
Unamortized discount – net		(4,223)	(4,242)
Deferred financing costs (3)		(13,554)	(13,703)
Total IPL first mortgage bonds		1,265,673	1,265,505
IPL unsecured debt:
Variable (4)	December 2020	30,000	30,000
Variable (4)	December 2020	60,000	60,000
Total IPL unsecured debt		90,000	90,000
Total Long-term Debt – IPL		1,355,673	1,355,505
Long-term Debt – IPALCO:
5.00% Senior Secured Notes	May 2018	400,000	400,000
3.45% Senior Secured Notes	July 2020	405,000	405,000
Unamortized discount – net		(360)	(371)
Deferred financing costs (3)		(6,423)	(6,858)
Total Long-term Debt – IPALCO		798,217	797,771
Total Consolidated IPALCO Long-term Debt		2,153,890	2,153,276
Less: Current Portion of Long-term Debt		—	—
Net Consolidated IPALCO Long-term Debt		$2,153,890	$2,153,276

(1)	First mortgage bonds are issued to the city of Petersburg, Indiana, to secure the loan proceeds from various tax-exempt instruments issued by the city.

(2)	First mortgage bonds are issued to the Indiana Finance Authority, to secure the loan of proceeds from the tax-exempt bonds issued by the Indiana Finance Authority.

(3)	The Company adopted ASU No. 2015-03 on January 1, 2016, which requires the use of the full retrospective approach with respect to the presentation of debt issuance costs, including deferred charges.

(4)
Unsecured notes are issued to the Indiana Finance Authority by IPL to facilitate the loan of proceeds from various tax-exempt notes issued by the Indiana Finance Authority. The notes have a final maturity date of December 2038, but are subject to a mandatory put in December 2020.

Line of Credit

IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility in May 2014, and a further amendment and extension of the credit facility on October 16, 2015 (the “Credit Agreement”) with a syndication of banks. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance indebtedness under the existing credit agreement; (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on October 16, 2020, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time prior to October 16, 2019, subject to approval by the lenders. Prior to execution, IPL and IPALCO had existing general banking relationships with the parties in this agreement. As of March 31, 2016 and December 31, 2015, IPL had $140.0 million and $75.0 million, in outstanding borrowings on the committed line of credit, respectively.

6. INCOME TAXES

IPALCO’s effective combined state and federal income tax rate was 32.7% for the three months ended March 31, 2016, as compared to 36.3% for the three months ended March 31, 2015. The decrease in the effective tax rate was primarily the result of an increase in the allowance for equity funds used during construction in 2016 and the deduction for the manufacturer's production deduction (Internal Revenue Code Section 199) that had been previously disallowed due to a Net Operating Loss carryover.

7. BENEFIT PLANS

The following table (in thousands) presents information for the three months ended March 31, 2016, relating to the Pension Plans:

Net unfunded status of plans:
Net unfunded status at December 31, 2015, before tax adjustments	$(76,314)
Net benefit cost components reflected in net unfunded status during first quarter:
Service cost	(1,754)
Interest cost	(6,454)
Expected return on assets	10,873
Employer contributions	15,900
Net unfunded status at March 31, 2016, before tax adjustments	$(57,749)

Regulatory assets related to pensions(1):
Regulatory assets at December 31, 2015, before tax adjustments	$235,094
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,296)
Amortization of net actuarial loss	(3,474)
Regulatory assets at March 31, 2016, before tax adjustments	$230,324

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

Pension Expense

The following table presents net periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended,
	March 31,
	2016	2015
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,754	$2,079
Interest cost	6,454	7,408
Expected return on plan assets	(10,873)	(11,206)
Amortization of prior service cost	1,296	1,216
Amortization of actuarial loss	3,474	3,475
Net periodic benefit cost	$2,105	$2,972

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation were $4.6 million and $4.5 million at March 31, 2016 and December 31, 2015, respectively.  The related expense was not material to the Financial Statements in the periods covered by this report.

8. COMMITMENTS AND CONTINGENCIES

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

New Source Review

In October 2009, IPL received a NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleges violations of the CAA at IPL’s three primarily coal-fired electric generating facilities at the time, dating back to 1986. The alleged violations primarily pertain to the PSD and nonattainment New Source Review requirements under the CAA. Since receiving the letter, IPL management has met with the EPA staff regarding possible resolutions of the NOV. At this time, we cannot predict the ultimate resolution of this matter. However, settlements and litigated outcomes of similar cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in this case could have a material impact on our business. We would seek recovery of any operating or capital expenditures, but not fines or penalties, related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in this regard. IPL has recorded a contingent liability related to this matter.

9. RELATED PARTY TRANSACTIONS

Service Company

Effective January 1, 2014, the Service Company began providing services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including among other companies, IPALCO and IPL. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company on behalf of IPALCO were $6.2 million and $6.0 million during the three-month periods ended March 31, 2016 and 2015, respectively. Total costs incurred by IPALCO on behalf of the Service Company were $1.9 million and $1.7 million during the three-month periods ended March 31, 2016 and 2015, respectively. IPALCO had a prepaid balance with the Service Company of $4.8 million and $1.2 million as of March 31, 2016 and December 31, 2015, respectively.

CDPQ

Please refer to Note 4, “Equity” for further details.

Other

In 2014, IPL engaged a third party vendor as part of its replacement generation construction projects. A member of the AES Board of Directors is also currently a member of the Supervisory Board of this vendor. IPL had billings from this vendor of $99.0 million and $37.3 million during the three-month periods ended March 31, 2016 and 2015, respectively. IPL had a payable balance to this vendor of $29.6 million and $34.0 million as of March 31, 2016 and December 31, 2015, respectively.

10. SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other non-utility business activities aggregated separately. The non-utility category primarily includes the 2018 IPALCO Notes and the 2020 IPALCO Notes; approximately $2.0 million and $1.7 million of cash and cash equivalents, as of March 31, 2016 and December 31, 2015, respectively; long-term investments of $5.0 million and $5.2 million at March 31, 2016 and December 31, 2015, respectively; and income taxes, deferred taxes, and interest related to those items. All other non-utility assets represented less than 1% of IPALCO’s total assets as of March 31, 2016 and December 31, 2015. Net income for the utility segment was $33.6 million and $29.7 million for the three-month periods ended March 31, 2016 and 2015, respectively. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Financial Statements and the notes thereto included in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ materially from the results suggested by these forward-looking statements. Please see “Forward–Looking Statements” at the beginning of this Form 10-Q.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated expenses are not generated evenly by month during the year.

Comparison of three months ended March 31, 2016 and three months ended March 31, 2015

Utility Operating Revenues

Utility operating revenues during the three months ended March 31, 2016 decreased by $4.5 million compared to the same period in 2015, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	March 31,			Percentage
	2016	2015	Change	Change
Utility operating revenues:
Retail revenues	$321,768	$321,161	$607	0.2%
Wholesale revenues	776	5,682	(4,906)	(86.3)%
Miscellaneous revenues	5,201	5,358	(157)	(2.9)%
Total utility operating revenues	$327,745	$332,201	$(4,456)	(1.3)%

Heating degree days:
Actual	2,463	3,236	(773)	(23.9)%
30-year average	2,751	2,723

The slight increase in retail revenues of $0.6 million was primarily due to a net increase in the weighted average price per kWh sold ($20.2 million), partially offset by a 9% decrease in the volume of kWh sold ($19.6 million). The $20.2 million increase in the weighted average price of retail kWh sold was primarily due to increases in (i) environmental rate adjustment mechanism revenues of $13.5 million, (ii) DSM program rate adjustment mechanism revenues of $2.4 million, and (iii) favorable block rate variances of $7.2 million, mostly attributed to our declining block rate structure, which generally provides for residential and commercial customers to be charged a higher per kWh rate at lower consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases. The increases in the weighted average price per retail kWh sold were partially offset by a decrease in fuel revenues of $2.9 million. The decrease in fuel revenues was offset by decreases in fuel costs as described below. Likewise, the vast majority of the increases in environmental and DSM rate adjustment mechanism revenues are offset by increased operating expenses, including depreciation and amortization. The $19.6 million decrease in the volume of kWh sold was primarily due to warmer temperatures in our service territory during the first quarter of 2016 versus the comparable period (as demonstrated by the 24% decrease in heating degree days, as shown above).

The decrease in wholesale revenues of $4.9 million was primarily due to an 80% decrease in the quantity of kWh sold ($4.6 million) and a 31% decrease in the weighted average price per kWh sold ($0.3 million) as IPL's generation units were not called upon by MISO to produce electricity as often during the first quarter of 2016 compared to the first quarter of 2015. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, our generation capacity and unit availability. Unit availability was unfavorably impacted by increased planned outages during the first quarter of 2016 compared to the first quarter of 2015.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended March 31, 2015 to the three months ended March 31, 2016 (dollars in millions):

Operating expenses for the three months ended March 31, 2015	$291.8
Decrease in fuel costs	(18.9)
Increase in power purchased	9.9
Increase in depreciation and amortization costs	6.8
Increase in DSM program costs	2.1
Decrease in income taxes - net	(1.8)
Decrease in taxes other than income taxes	(1.8)
Other miscellaneous variances	(0.6)
Operating expenses for the three months ended March 31, 2016	$287.5

The $18.9 million decrease in fuel costs was primarily due to (i) a $25.3 million decrease in the quantity of fuel consumed as the result of a decrease in total kWh sales volume versus the comparable period, (ii) a $6.0 million decrease in the price of natural gas we consumed versus the comparable period, (iii) an $0.8 million decrease in the price of oil we consumed versus the comparable period, (iv) an $0.8 million decrease in the price of coal we consumed versus the comparable period; partially offset by (v) a $14.0 million increase in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our FAC and actual fuel and purchased power costs. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

The $9.9 million increase in purchased power costs was primarily due to a 157% increase in the volume of power purchased during the period ($55.2 million), partially offset by a 43% decrease in the market price of purchased power ($45.7 million). The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outages, and the fact that at times it is less expensive for us to buy power in the market than to produce it ourselves. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased.

The increase in depreciation and amortization costs of $6.8 million was primarily due to additional assets placed in service and amortization of previously deferred expense. The increase in DSM program costs of $2.1 million, which are included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Operations and are recoverable through customer rates, is correlated to an increase in DSM rate adjustment mechanism revenues as a result of timing differences in spending patterns. The $1.8 million decrease in income taxes - net was primarily due to the tax effect of the decrease in pretax net operating income, for the reasons previously described. The $1.8 million decrease in taxes other than income taxes is primarily related to a decrease in real estate and personal property taxes of $1.4 million, mostly attributed to changes in tax rates.

Other Income and Deductions

Other income and deductions increased $0.6 million, or 6%, from income of $8.6 million for the three months ended March 31, 2015, to income of $9.2 million for the same period in 2016. The increase was primarily due to a $3.6 million increase in the allowance for equity funds used during construction as a result of increased construction activity. This increase was partially offset by a decrease in the income tax benefit of $2.6 million, which was primarily due to the change in pretax nonoperating income during the comparable period.

Interest and Other Charges

Interest and other charges decreased $4.7 million, or 18%, for the three months ended March 31, 2016, primarily due to a $3.2 million change in the allowance for borrowed funds used during construction as a result of increased construction activity and lower interest of $1.5 million on long-term debt.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of March 31, 2016, we had unrestricted cash and cash equivalents of $19.9 million and available borrowing capacity of $109.5 million under our $250.0 million unsecured revolving credit facility after outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 28, 2016. In December 2015, we received an order from the IURC granting us authority through December 31, 2018 to, among other things, issue up to $650 million in aggregate principal amount of long-term debt, refinance up to $196.5 million in existing indebtedness (inclusive of $90 million of IPL unsecured notes issued in December 2015 used to refund Indiana Finance Authority secured notes), have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, and, as an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, issue up to $65 million of new preferred stock. Because of timing considerations between the conclusion of the evidence presented to the IURC in IPL's financing proceeding and the issuance of the IURC's order in December 2015, the $650 million of new long-term debt authority granted under the December 2015 order included $295 million of new long-term debt authority authorized in a previous IURC order. IPL issued $260 million in first mortgage bonds in September 2015 under that prior order, which is included in consideration of the $650 million cap established in the December 2015 order. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES U.S. Investments and CDPQ. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. In addition, due to current and expected future environmental regulations and replacement generation projects, it is expected that equity capital will continue to be used as a significant funding source. AES and CDPQ anticipate significant equity investments in IPL through 2016 for its proposed nonrecurring capital expenditures; however, neither AES nor CDPQ are under contractual obligation to provide such equity capital and there can be no assurance we will receive capital contributions in the amounts or at the times funding may be required. In March 2016 and April 2015, IPALCO received equity capital contributions of $134.3 million and $214.4 million, respectively, from the issuance of 7,403,213 and 11,818,828 shares of common stock, respectively, to CDPQ for funding needs primarily related to existing environmental and replacement generation projects at IPL, which IPALCO then made the same investments in IPL.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Our capital expenditures totaled $237.7 million (which includes $3.2 million of payments for financed capital expenditures) and $113.4 million (which includes $0.4 million for financed capital expenditures) for the three-month periods ended March 31, 2016 and 2015, respectively. The increase in capital expenditures of $124.3 million in 2016 versus 2015 was primarily driven by construction costs related to replacement generation and our environmental construction program. Construction expenditures during the first three months of 2016 and 2015 were financed primarily with internally generated cash provided by operations, borrowings on our credit facility, long-term borrowings, and equity capital contributions.

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

IPL also plans to spend a total of $632 million (of which $456 million has been expended through March 31, 2016) on replacement generation costs through 2018 as a result of the retirement of existing facilities not equipped with advanced environmental control technologies required to comply with existing and expected regulations. The balance of $176 million is projected to be expended in the three-year period from 2016 to 2018.  Please see “Item 1. Business - Environmental Matters - Unit Retirements and Replacement Generation” as described in IPALCO's 2015 Form 10-K for more details.

In addition to the amounts listed above, IPL plans to spend additional amounts related to environmental compliance, including $53 million for the three-year period from 2016 to 2018 to comply with the MATS rule (the majority of the $53 million is expected to be spent in 2016). IPL plans to spend a total of $454 million for this project (of which $417 million has been expended for this project through March 31, 2016). Please see “Item 1. Business - Environmental Matters - MATS” as described in IPALCO's 2015 Form 10-K for more details.

Other environmental expenditures include costs for compliance with the NPDES permit program under the CWA. The costs for NPDES at our Petersburg Plant for 2016 to 2018 are expected to be $97 million. IPL plans to spend a total of $224 million for this project (of which $157 million has been expended through March 31, 2016). Also, as a result of environmental regulations, IPL plans to refuel Unit 7 at Harding Street converting from coal-fired to natural gas-fired. The 2016 to 2018 cost of the projects necessary to complete this conversion, including costs for NPDES, MATS compliance and dry ash handling, are expected to be $57 million (IPL plans to spend a total of $101 million on this project, including amounts already expended through March 31, 2016). IPL has also included in the 2016 to 2018 forecast $149 million related to environmental compliance for CCR and NAAQS regulations and studies related to cooling water intake requirements in sections 316(a) and 316(b) of the CWA. Please see “Item 1. Business - Environmental Matters - Environmental Wastewater Requirements” as described in IPALCO's 2015 Form 10-K for more details.

IPL also plans on spending $17 million for the three-year period from 2016 to 2018 for an energy storage facility at its Harding Street station. The total cost of this project is expected to be $26 million (of which $20 million has been expended through March 31, 2016).

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness can be affected by our credit ratings. Any reduction in our debt or credit ratings may adversely affect the trading price of our outstanding debt securities. On April 13, 2016, S&P upgraded the Corporate Credit Rating of IPALCO and IPL to ‘BBB-’ from ‘BB+’ based on S&P's one-notch upgrade of AES. At the same time, S&P affirmed the issue-level ratings at IPALCO and IPL.

The credit ratings of IPALCO and IPL as of May 6, 2016, are as follows:

	Moody’s	S&P	Fitch

IPALCO Issuer Rating/Corporate Credit Rating/Long-term Issuer Default Rating	—	BBB-	BB+
IPALCO Senior Secured Notes	Baa3	BB+	BB+
IPL Issuer Rating/Corporate Credit Rating/Long- term Issuer Default Rating	Baa1	BBB-	BBB-
IPL Senior Secured	A2	BBB+	BBB+

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first three months of 2016 and 2015, we paid $24.5 million and $18.2 million, respectively, in dividends to our shareholders. Future distributions to our shareholders will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $15.9 million and $25.0 million to the Pension Plans during the first three months of 2016 and 2015, respectively. We currently do not expect to make additional pension funding payments in 2016. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

Regulatory Matters

In March 2016, the IURC issued an order authorizing IPL to increase its basic rates and charges by $30.8 million annually. For further discussion, please see Note 2, “Regulatory Matters” to the Financial Statements.

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

CCR

The EPA’s final CCR rule became effective on October 19, 2015. Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR surface impoundments (ash ponds), including location restrictions, design and operating criteria, groundwater-monitoring and corrective action, and closure requirements and post closure care. We expect that this rule will require IPL to cease use of ash ponds at Petersburg, which will necessitate construction of a bottom ash dewatering system. IPL has engaged an engineering firm to further assess associated costs. While costs cannot be accurately predicted at this time, they are expected to be material.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in the 2015 Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)), as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2016. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please see Note 8, “Commitments and Contingencies” to the Financial Statements included in Part I – Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. We are also subject to routine litigation, claims and administrative proceedings arising in the ordinary course of business, none of which we believe, based on currently available information, will result in a material adverse effect on our results of operations, financial condition, or cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in the 2015 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 11, 2015, IPALCO issued and sold 100 shares of IPALCO’s common stock to CDPQ under the Subscription Agreement. On April 1, 2015, IPALCO issued and sold 11,818,828 shares of IPALCO’s common stock to CDPQ for $214.4 million under the Subscription Agreement. On March 1, 2016, IPALCO issued and sold 7,403,213 shares of IPALCO’s common stock to CDPQ for $134.3 million under the Subscription Agreement. IPALCO then made the same investments in IPL. The proceeds were primarily used for funding needs related to IPL’s environmental and replacement generation projects. After completion of these transactions, CDPQ's direct and indirect interests in IPALCO total 30%.

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

IPALCO ENTERPRISES, INC.

Date:	May 6, 2016	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2016	/s/ Kurt A. Tornquist
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 6, 2016	/s/ Kenneth J. Zagzebski
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 6, 2016	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer

Exhibit 32

Certification Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The certification set forth below is being submitted in connection with the Quarterly Report on Form 10-Q for the period ended March 31, 2016 (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Kenneth J. Zagzebski, Chief Executive Officer and Craig L. Jackson, Chief Financial Officer of IPALCO Enterprises, Inc. (“IPALCO”), each certifies that, to the best of his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of IPALCO.

Date:	May 6, 2016	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
Chief Executive Officer

Date:	May 6, 2016	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to IPALCO and will be retained by IPALCO and furnished to the Securities and Exchange Commission or its staff upon request.