Form 10-Q
period 2016-06-30
IPALCO ENTERPRISES, INC.
filed 2016-08-05
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At August 4, 2016, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended June 30, 2016

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

CPCN	Certificate of Public Convenience and Necessity
CWA	U.S. Clean Water Act
Defined Benefit Pension Plan	Employees’ Retirement Plan of Indianapolis Power & Light Company
DSM	Demand Side Management
EPA	U.S. Environmental Protection Agency
ERISA	Employee Retirement Income Security Act of 1974
FAC	Fuel Adjustment Clause
FERC	Federal Energy Regulatory Commission
FGD	Flue-Gas Desulfurization
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally accepted accounting principles in the United States
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration
SEC	Securities and Exchange Commission
Service Company	AES U.S. Services, LLC

SO2	Sulfur Dioxides
Subscription Agreement	Subscription Agreement dated as of December 14, 2014, by and between IPALCO and CDPQ
U.S.	United States of America
U.S. SBU	AES U.S. Strategic Business Unit
VIE	Variable Interest Entity

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

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” as described in IPALCO’s 2015 Form 10-K and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I – Financial Information of this Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2016	2015	2016	2015

UTILITY OPERATING REVENUES	$323,289	$292,477	$651,034	$624,678

UTILITY OPERATING EXPENSES:
Fuel	53,167	77,084	119,664	162,516
Other operating expenses	62,209	54,832	119,443	109,808
Power purchased	40,421	31,409	92,869	73,985
Maintenance	36,480	40,755	67,001	72,037
Depreciation and amortization	57,916	42,931	111,151	89,376
Taxes other than income taxes	11,404	10,559	22,538	23,492
Income taxes - net	17,429	8,781	33,833	26,982
Total utility operating expenses	279,026	266,351	566,499	558,196
UTILITY OPERATING INCOME	44,263	26,126	84,535	66,482

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	6,596	3,079	13,377	6,297
Loss on early extinguishment of debt	—	(19,323)	—	(19,323)
Miscellaneous income and (deductions) - net	(58)	(742)	(1,134)	(1,368)
Income tax benefit applicable to nonoperating income	2,800	12,557	6,263	18,581
Total other income and (deductions) - net	9,338	(4,429)	18,506	4,187

INTEREST AND OTHER CHARGES:
Interest on long-term debt	27,452	27,695	53,553	55,341
Other interest	621	499	1,363	948
Allowance for borrowed funds used during construction	(5,624)	(2,567)	(11,458)	(5,233)
Amortization of redemption premiums and expense on debt	1,080	1,335	2,106	2,669
Total interest and other charges - net	23,529	26,962	45,564	53,725
NET INCOME (LOSS)	30,072	(5,265)	57,477	16,944

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	804	804	1,607	1,607
NET INCOME (LOSS) APPLICABLE TO COMMON STOCK	$29,268	$(6,069)	$55,870	$15,337

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	June 30,	December 31,
	2016	2015
ASSETS
UTILITY PLANT:
Utility plant in service	$4,983,921	$4,992,594
Less accumulated depreciation	2,049,303	2,320,955
Utility plant in service - net	2,934,618	2,671,639
Construction work in progress	821,456	766,406
Spare parts inventory	15,214	12,336
Property held for future use	1,002	1,002
Utility plant - net	3,772,290	3,451,383
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	514	517
Other long-term assets	5,619	5,664
Other assets - net	6,133	6,181
CURRENT ASSETS:
Cash and cash equivalents	44,470	21,521
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $2,555 and $2,498, respectively)	145,449	124,167
Fuel inventories - at average cost	49,887	66,834
Materials and supplies - at average cost	57,437	57,997
Regulatory assets	22,585	8,002
Prepayments and other current assets	42,842	26,063
Total current assets	362,670	304,584
DEFERRED DEBITS:
Regulatory assets	445,641	448,200
Miscellaneous	4,781	6,821
Total deferred debits	450,422	455,021
TOTAL	$4,591,515	$4,217,169
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholders’ equity:
Paid in capital	$596,714	$383,448
Accumulated deficit	(26,923)	(30,515)
Total common shareholders’ equity	569,791	352,933
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt (Note 5)	2,498,200	2,153,276
Total capitalization	3,127,775	2,565,993
CURRENT LIABILITIES:
Short-term debt (Note 5)	—	166,655
Accounts payable	117,374	155,428
Accrued expenses	19,563	19,482
Accrued real estate and personal property taxes	17,585	17,712
Regulatory liabilities	21,294	28,169
Accrued interest	33,356	31,690
Customer deposits	33,168	30,719
Other current liabilities	13,807	12,623
Total current liabilities	256,147	462,478
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	653,998	639,516
Deferred income taxes - net	423,102	397,394
Non-current income tax liability	7,254	7,147
Unamortized investment tax credit	3,295	3,910
Accrued pension and other postretirement benefits	59,715	80,734
Asset retirement obligations	58,513	58,986
Miscellaneous	1,716	1,011
Total deferred credits and other long-term liabilities	1,207,593	1,188,698
COMMITMENTS AND CONTINGENCIES (Note 8)
TOTAL	$4,591,515	$4,217,169

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Six Months Ended,
	June 30,
	2016	2015
CASH FLOWS FROM OPERATIONS:
Net income	$57,477	$16,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,225	98,667
Amortization (deferral) of regulatory assets	3,957	(7,147)
Amortization of debt premium	78	528
Deferred income taxes and investment tax credit adjustments - net	18,575	8,401
Loss on early extinguishment of debt	—	19,323
Allowance for equity funds used during construction	(13,166)	(6,160)
Change in certain assets and liabilities:
Accounts receivable	(21,283)	6,798
Fuel, materials and supplies	17,508	(20,817)
Income taxes receivable	(6,005)	—
Financial transmission rights	(5,885)	(8,174)
Accounts payable and accrued expenses	2,925	6,660
Accrued real estate and personal property taxes	(127)	(6)
Accrued interest	1,665	(6,154)
Pension and other postretirement benefit expenses	(21,019)	(28,159)
Short-term and long-term regulatory assets and liabilities	(16,407)	10,340
Prepaids and other current assets	(4,889)	(7,889)
Other - net	6,995	192
Net cash provided by operating activities	129,624	83,347
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(425,587)	(286,261)
Project development costs	(493)	(6,503)
Cost of removal, net of salvage	(8,417)	(6,205)
Other	(1,463)	29
Net cash used in investing activities	(435,960)	(298,940)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	223,000	132,000
Short-term debt repayments	(389,850)	(77,000)
Long-term borrowings, net of discount	347,662	404,712
Retirement of long-term debt, including make-whole provision	—	(384,324)
Dividends on common stock	(52,278)	(37,564)
Issuance of common stock	134,276	214,366
Equity contributions from shareholders	78,738	—
Preferred dividends of subsidiary	(1,607)	(1,607)
Deferred financing costs paid	(3,809)	(4,111)
Retention payments on capital expenditures	(6,693)	(718)
Other	(154)	(368)
Net cash provided by financing activities	329,285	245,386
Net change in cash and cash equivalents	22,949	29,793
Cash and cash equivalents at beginning of period	21,521	26,933
Cash and cash equivalents at end of period	$44,470	$56,726

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$41,773	$57,191
Income taxes	$15,000	$—
	As of June 30,
	2016	2015
Non-cash investing activities:
Accruals for capital expenditures	$42,382	$57,829

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has more than 480,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations all within the state of Indiana. Our largest generating station, Petersburg, is coal-fired. The second largest station, Harding Street, has converted its coal-fired units to natural gas and uses natural gas and fuel oil to power combustion turbines. The third station, Eagle Valley, retired its coal-fired units in April 2016 and the CCGT at Eagle Valley is expected to be placed into service in April 2017. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of June 30, 2016, IPL’s net electric generation capacity for winter is 2,993 MW and net summer capacity is 2,878 MW.

Principles of Consolidation

The accompanying Financial Statements include the accounts of IPALCO, IPL and Mid-America Capital Resources, Inc., a non-regulated wholly-owned subsidiary of IPALCO. All significant intercompany amounts have been eliminated. The accompanying Financial Statements are unaudited; however, they have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited Financial Statements have been prepared in accordance with the accounting policies described in the audited financial statements filed as Exhibit 99.1 to IPALCO’s current report on Form 8-K filed with the SEC on May 12, 2016, and should be read in conjunction therewith.

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

New Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that had and/or could have a material impact on the Company’s consolidated financial statements:

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

2015-02, Consolidation — Amendments to the Consolidation Analysis (Topic 810)
The standard makes targeted amendments to the current
consolidation guidance and ends the deferral granted to
investment companies from applying the VIE guidance. The
standard amends the evaluation of whether (1) fees paid to a decision-maker or service providers represent a variable
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
2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This standard updates the impairment model for financial assets measured at amortized cost to an expected loss model rather than an incurred loss model. It also allows for the presentation of credit losses on available-for-sale debt securities as an allowance rather than a write down. Transition method: various.

		January 1, 2020 Early adoption is permitted only as of January 1, 2019.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
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
2016-05, Derivatives and Hedging (Topic 815) - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
The standard clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not require de-designation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. Transition method: prospective or a modified retrospective basis.
		January 1, 2017. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard, but does not anticipate a material impact on its consolidated financial statements.
2016-02, Leases (Topic 842)
The standard creates Topic 842, Leases, which supersedes Topic 840, Leases, and introduces a lessee model that brings substantially all leases onto the balance sheet while retaining most of the principles of the existing lessor model in U.S. GAAP and aligning many of those principles with ASC 606, Revenue from Contracts with Customers. Transition method: modified retrospective approach with certain practical expedients.
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
2014-09, 2016-08, 2016-10, 2016-12 Revenue from Contracts with Customers (Topic 606),
The Revenue from Contracts with Customers standard provides
a single and comprehensive revenue recognition model for all contracts with customers to improve comparability. The
standard contains principles to determine the measurement and timing of revenue recognition. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The amendments to the standard provide further clarification on contract revenue recognition specifically related to the implementation of the principal versus agent evaluation, the identification of
performance obligations, clarification on accounting for licenses of intellectual property, and allows for the election to account for shipping and handling activities performed after control of a good has been transferred to the customer as a fulfillment cost.
Transition method: a full retrospective or modified retrospective approach.

		January 1, 2018 (deferred by ASU No. 2015-14). Early application is permitted only as of January 1, 2017.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

2. REGULATORY MATTERS

In March 2016, the IURC issued an order authorizing IPL to increase its basic rates and charges by $30.8 million annually. The order also authorized IPL to collect, over a ten year period, $117.7 million of previously deferred regulatory assets related to IPL’s participation in the regional transmission organization known as MISO. Such deferred costs will be amortized to expense over ten years. Accordingly, $11.8 million of IPL’s long-term MISO regulatory asset as of December 31, 2015 has been reclassified to current regulatory assets as of June 30, 2016 on the accompanying Unaudited Condensed Consolidated Balance Sheets. The rate order also authorized an increase in IPL’s depreciation rates of $24.3 million annually compared to the twelve months ended June 30, 2014, which is the period upon which the rate increase was calculated. IPL also received approval to implement three new rate riders for current recovery from customers of ongoing MISO costs, capacity costs and sharing at 50% of wholesale sales margins with customers. The order approved recovery of IPL’s pension expenses and a return on IPL’s discretionary pension fundings. While the IURC noted in the order that they found IPL’s Service Company cost allocations to be reasonable, IPL was directed to request the FERC to review its Service Company allocations. Such review is currently underway. The IURC also closed their investigation into IPL’s underground network.

Some of the intervening parties in the IURC rate case filed petitions for reconsideration of the IURC’s March 2016 order with respect to certain issues. These petitions were subsequently denied by the IURC. In addition, certain intervening parties have filed notices of appeal of the order.

The amounts of regulatory assets and regulatory liabilities are as follows:

	June 30, 2016	December 31, 2015	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Undercollections of rate riders	$8,632	$—	Approximately 1 year(1)
Amounts being recovered through base rates	13,953	8,002	Approximately 1 year(1)
Total current regulatory assets	$22,585	$8,002
Long-term:
Unrecognized pension and other
postretirement benefit plan costs	$217,698	$226,889	Various(2)
Income taxes recoverable through rates	42,004	35,765	Various
Deferred MISO costs	120,243	128,610	Through 2026(3)
Unamortized Petersburg Unit 4 carrying
charges and certain other costs	10,720	11,248	Through 2026(1) (4)
Unamortized reacquisition premium on debt	22,616	23,268	Over remaining life of debt
Environmental projects	29,392	16,876	Through 2034(1)(4)
Other miscellaneous	2,968	5,544	To be determined(1)(5)
Total long-term regulatory assets	$445,641	$448,200
Total regulatory assets	$468,226	$456,202
Regulatory Liabilities
Current:
Deferred fuel over-collection	$11,259	$19,746	Approximately 1 year(1)
FTRs	10,035	4,150	Approximately 1 year(1)
DSM program costs	—	4,273	Approximately 1 year(1)
Total current regulatory liabilities	$21,294	$28,169
Long-term:
ARO and accrued asset removal costs	$651,725	$637,065	Not Applicable
Unamortized investment tax credit	2,065	2,451	Through 2021
Other miscellaneous	208	—
Total long-term regulatory liabilities	$653,998	$639,516
Total regulatory liabilities	$675,292	$667,685

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

As of June 30, 2016 and December 31, 2015, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets – see Note 7, “Benefit Plans”) were considered Level 3, based on the above fair value hierarchy. These primarily consisted of FTRs, which are used to offset MISO congestion charges. Because the benefit associated with FTRs is a flow-through to IPL’s jurisdictional customers, IPL records a regulatory liability matching the value of the FTRs. In addition, IPALCO had one financial asset, a nonutility investment accounted for using the cost method of accounting, which is measured at fair value on a nonrecurring basis, again using Level 3 measurements. No adjustments were made to this asset during the periods covered by this report. All of these financial assets and liabilities were not material to the Financial Statements in the periods covered by this report, individually or in the aggregate.

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

Non-Recurring Fair Value Measurements

ASC 410 “Asset Retirement and Environmental Obligations” addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation. A legal obligation for purposes of ASC 410 is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppel. IPL’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. We use the cost approach to determine the fair value of IPL’s ARO liabilities, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. These inputs to the fair value of the ARO liabilities would be considered Level 3 inputs under the fair value hierarchy. As of June 30, 2016 and December 31, 2015, ARO liabilities were $58.5 million and $59.0 million, respectively.

Financial Instruments not Measured at Fair Value in the Consolidated Balance Sheets

Debt

The fair value of our outstanding fixed-rate debt has been determined on the basis of the quoted market prices of the specific securities issued and outstanding. In certain circumstances, the market for such securities was inactive and, therefore, the valuation was adjusted to consider changes in market spreads for similar securities. Accordingly, the purpose of this disclosure is not to approximate the value on the basis of how the debt might be refinanced.

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	June 30, 2016		December 31, 2015
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$2,438.5	$2,716.8	$2,088.4	$2,225.3
Variable-rate	90.0	90.0	256.9	256.9
Total indebtedness	$2,528.5	$2,806.8	$2,345.3	$2,482.2

The difference between the face value and the carrying value of this indebtedness represents the following:

•	unamortized deferred financing costs of $23.4 million and $20.8 million at June 30, 2016 and December 31, 2015, respectively; and

•	unamortized discounts of $6.9 million and $4.6 million at June 30, 2016 and December 31, 2015, respectively.

4. EQUITY

On February 11, 2015, IPALCO issued and sold 100 shares of IPALCO’s common stock to CDPQ under the Subscription Agreement. On April 1, 2015, IPALCO issued and sold 11,818,828 shares of IPALCO’s common stock to CDPQ for $214.4 million under the Subscription Agreement. On March 1, 2016, IPALCO issued and sold 7,403,213 shares of IPALCO’s common stock to CDPQ for $134.3 million under the Subscription Agreement. After completion of these transactions, CDPQ’s direct and indirect interest in IPALCO is 30%. On June 1, 2016, IPALCO received equity capital contributions of (i) $64.8 million from AES U.S. Investments and (ii) $13.9 million from CDPQ. IPALCO then made the same investments in IPL. The proceeds were primarily used for funding needs related to IPL’s environmental and replacement generation projects. The capital contributions on June 1, 2016 were made on a proportional share basis and, therefore, did not change CDPQ’s or AES’ ownership interests in IPALCO.

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		June 30,	December 31,
Series	Due	2016	2015
		(In Thousands)
IPL first mortgage bonds:
5.40% (1)	August 2017	$24,650	$24,650
3.875% (2)	August 2021	55,000	55,000
3.875% (2)	August 2021	40,000	40,000
4.55% (2)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	—
Unamortized discount – net		(6,537)	(4,242)
Deferred financing costs (3)		(17,429)	(13,703)
Total IPL first mortgage bonds		1,609,484	1,265,505
IPL unsecured debt:
Variable (4)	December 2020	30,000	30,000
Variable (4)	December 2020	60,000	60,000
Total IPL unsecured debt		90,000	90,000
Total Long-term Debt – IPL		1,699,484	1,355,505
Long-term Debt – IPALCO:
5.00% Senior Secured Notes	May 2018	400,000	400,000
3.45% Senior Secured Notes	July 2020	405,000	405,000
Unamortized discount – net		(335)	(371)
Deferred financing costs (3)		(5,949)	(6,858)
Total Long-term Debt – IPALCO		798,716	797,771
Total Consolidated IPALCO Long-term Debt		$2,498,200	$2,153,276

(1)	First mortgage bonds are issued to the city of Petersburg, Indiana, to secure the loan of proceeds from tax-exempt bonds issued by the city.

(2)	First mortgage bonds are issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.

(3)	The Company adopted ASU No. 2015-03 on January 1, 2016, which requires the use of the full retrospective approach with respect to the presentation of debt issuance costs, including deferred charges.

(4)
Unsecured notes are issued to the Indiana Finance Authority by IPL to facilitate the loan of proceeds from various tax-exempt notes issued by the Indiana Finance Authority. The notes have a final maturity date of December 2038, but are subject to a mandatory put in December 2020.

Significant Transactions

IPL First Mortgage Bonds

In May 2016, IPL issued $350 million aggregate principal amount of first mortgage bonds, 4.05% Series, due May 2046, pursuant to Rule 144A and Regulation S under the Securities Act. Net proceeds from this offering were approximately $343.6 million, after deducting the initial purchasers’ discounts and fees and expenses for the offering payable by IPL. The net proceeds from this offering were used to finance a portion of IPL’s construction program and capital costs related to environmental and replacement generation projects, to repay outstanding borrowings under IPL’s 364-day delayed-draw term loan and other short-term debt, and for other general corporate purposes.

IPL Unsecured Notes

In May 2016, IPL repaid $91.85 million in outstanding borrowings under its 364-day delayed-draw term loan with a portion of the proceeds from its $350 million aggregate principal amount of first mortgage bonds as described above in “–IPL First Mortgage Bonds.”

IPALCO’s Senior Secured Notes

In June 2015, IPALCO completed the sale of the 2020 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act. The 2020 IPALCO Notes were issued pursuant to an Indenture dated June 25, 2015, by and between IPALCO and U.S. Bank, National Association, as trustee. The 2020 IPALCO Notes were priced to the public at 99.929% of the principal amount. Net proceeds to IPALCO were approximately $399.5 million after deducting underwriting costs and estimated offering expenses. These costs are being amortized to the maturity date using the effective interest method. We used the net proceeds from this offering to fund the purchase of the 2016 IPALCO Notes validly tendered and to pay for a related consent solicitation, to redeem any 2016 IPALCO Notes that remained outstanding after the completion of the tender, and to pay certain related fees, expenses and make-whole premiums. Of the 2016 IPALCO Notes outstanding, $366.5 million were tendered in June 2015. The remainder, $33.5 million, was redeemed in July 2015. An early tender premium was paid related to the tender offer and a redemption premium was paid related to the redemption of the 2016 IPALCO Notes. A loss on early extinguishment of debt of $19.3 million for the 2016 IPALCO Notes tendered in June 2015 is included as a separate line item within “Other Income and (Deductions)” in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The 2020 IPALCO Notes are secured by IPALCO’s pledge of all of the outstanding common stock of IPL. The lien on the pledged shares is shared equally and ratably with IPALCO’s existing senior secured notes. IPALCO has entered into a Pledge Agreement Supplement with the Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated June 25, 2015, to the Pledge Agreement between IPALCO and The Bank of New York Mellon Trust Company, N.A., dated November 14, 2001, as supplemented by a Pledge Agreement Supplement dated April 15, 2008 and a Pledge Agreement Supplement dated May 18, 2011, each by IPALCO in favor of the Collateral Agent. IPALCO also agreed to register the 2020 IPALCO Notes under the Securities Act by filing an exchange offer registration statement or, under specified circumstances, a shelf registration statement with the SEC pursuant to a Registration Rights Agreement that IPALCO entered into with J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers of the 2020 IPALCO Notes. IPALCO filed its registration statement on Form S-4 with respect to the 2020 IPALCO Notes with the SEC on September 28, 2015, and this registration statement was declared effective on October 15, 2015. The exchange offer was completed on November 16, 2015.

Line of Credit

IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility in May 2014, and a further amendment and extension of the credit facility on October 16, 2015 (the “Credit Agreement”) with a syndication of banks. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance indebtedness under the existing credit agreement; (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on October 16, 2020, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time prior to October 16, 2019, subject to approval by the lenders. Prior to execution, IPL and IPALCO had existing general banking relationships with the parties in this agreement. As of June 30, 2016 and December 31, 2015, IPL had $0.0 million and $75.0 million in outstanding borrowings on the committed line of credit, respectively.

6. INCOME TAXES

IPALCO’s effective combined state and federal income tax rates were 33.3% and 33.0% for the three and six months ended June 30, 2016, respectively, as compared to 38.4% and 35.4% for the three and six months ended June 30, 2015, respectively. The decrease in the effective tax rates versus the comparable periods was primarily the result of an increase in the allowance for equity funds used during construction in 2016 and the manufacturer’s production deduction (Internal Revenue Code Section 199) that had been previously disallowed due to a Net Operating Loss carryover.

7. BENEFIT PLANS

The following table (in thousands) presents information for the six months ended June 30, 2016, relating to the Pension Plans:

Net unfunded status of plans:
Net unfunded status at December 31, 2015, before tax adjustments	$(76,314)
Net benefit cost components reflected in net unfunded status during first quarter:
Service cost	(1,754)
Interest cost	(6,454)
Expected return on assets	10,873
Employer contributions	15,900
Net unfunded status at March 31, 2016, before tax adjustments	$(57,749)
Net benefit cost components reflected in net unfunded status during second quarter:
Service cost	$(1,755)
Interest cost	(6,454)
Expected return on assets	10,874
Net unfunded status at June 30, 2016, before tax adjustments	$(55,084)

Regulatory assets related to pensions(1):
Regulatory assets at December 31, 2015, before tax adjustments	$235,094
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,296)
Amortization of net actuarial loss	(3,474)
Regulatory assets at March 31, 2016, before tax adjustments	$230,324
Amount reclassified through net benefit cost:
Amortization of prior service cost	$(1,296)
Amortization of net actuarial loss	(3,474)
Regulatory assets at June 30, 2016, before tax adjustments	$225,554

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

Pension Expense

The following table presents net periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,755	$2,078	$3,509	$4,157
Interest cost	6,454	7,408	12,908	14,816
Expected return on plan assets	(10,874)	(11,206)	(21,747)	(22,412)
Amortization of prior service cost	1,296	1,217	2,592	2,433
Amortization of actuarial loss	3,474	3,475	6,948	6,950
Net periodic benefit cost	$2,105	$2,972	$4,210	$5,944

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation were $4.7 million and $4.5 million at June 30, 2016 and December 31, 2015, respectively. The related expense was not material to the Financial Statements in the periods covered by this report.

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

9. RELATED PARTY TRANSACTIONS

Service Company

Effective January 1, 2014, the Service Company began providing services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including among other companies, IPALCO and IPL. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company on behalf of IPALCO were $13.5 million and $12.2 million during the six-month periods ended June 30, 2016 and 2015, respectively, and were included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Operations. Total costs incurred by IPALCO on behalf of the Service Company were $4.1 million and $3.7 million during the six-month periods ended June 30, 2016 and 2015, respectively. IPALCO had a prepaid balance with the Service Company of $3.2 million and $1.2 million as of June 30, 2016 and December 31, 2015, respectively.

CDPQ

Please refer to Note 4, “Equity” for further details.

Other

In 2014, IPL engaged a third party vendor as part of its replacement generation construction projects. A member of the AES Board of Directors is also currently a member of the Supervisory Board of this vendor. IPL had billings from this vendor of $169.9 million and $91.1 million during the six-month periods ended June 30, 2016 and 2015, respectively. IPL had a payable balance to this vendor of $11.1 million and $34.0 million as of June 30, 2016 and December 31, 2015, respectively.

10. SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other non-utility business activities aggregated separately. The non-utility category primarily includes the 2018 IPALCO Notes and the 2020 IPALCO Notes; approximately $15.2 million and $1.7 million of cash and cash equivalents, as of June 30, 2016 and December 31, 2015, respectively; long-term investments of $5.1 million and $5.2 million at June 30, 2016 and December 31, 2015, respectively; and income taxes, deferred taxes, and interest related to those items. All other non-utility assets represented less than 1% of IPALCO’s total assets as of June 30, 2016 and December 31, 2015. Net income for the utility segment was $70.1 million and $45.0 million for the six-month periods ended June 30, 2016 and 2015, respectively, and $36.4 million and $15.3 million for the three-month periods ended June 30, 2016 and 2015, respectively. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

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

Comparison of three months ended June 30, 2016 and three months ended June 30, 2015

Utility Operating Revenues

Utility operating revenues during the three months ended June 30, 2016 increased by $30.8 million compared to the same period in 2015, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	June 30,			Percentage
	2016	2015	Change	Change
Utility operating revenues:
Retail revenues	$314,105	$280,952	$33,153	11.8%
Wholesale revenues	3,012	6,624	(3,612)	(54.5)%
Miscellaneous revenues	6,172	4,901	1,271	25.9%
Total utility operating revenues	$323,289	$292,477	$30,812	10.5%

Heating degree days:
Actual	508	408	100	24.5%
30-year average	499	499

Cooling degree days:
Actual	401	399	2	0.5%
30-year average	343	339

The increase in retail revenues of $33.2 million was primarily due to (i) a net increase in the weighted average price per kWh sold ($29.8 million) and (ii) the one-time impact of recognizing in IPL’s unbilled revenue calculation the increase in IPL’s base rates relating to revenues that were previously charged through IPL’s environmental cost recovery rate adjustment mechanism, or rider ($3.8 million). While billed through a rider, such revenues relating to environmental cost recovery were not includable in our unbilled calculation. The $29.8 million increase in the weighted average price of retail kWh sold was primarily due to a $20.4 million increase in revenues related to environmental projects, primarily MATS; a $4.6 million increase in DSM program rate adjustment mechanism revenues; and the impacts of implementing the 2016 rate order along with other retail rate variances, partially offset by a $12.3 million decrease in fuel revenues. The change in the volume of kWh sold was immaterial.

The decrease in wholesale revenues of $3.6 million was primarily due to a 55% decrease in the quantity of kWh sold ($4.2 million) as IPL’s generation units were not called upon by MISO to produce electricity as often during the second quarter of 2016 compared to the second quarter of 2015 largely due to unit availability, partially offset by a 22% increase in the weighted average price per kWh sold ($0.6 million). Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended June 30, 2015 to the three months ended June 30, 2016 (dollars in millions):

Operating expenses for the three months ended June 30, 2015	$266.4
Decrease in fuel costs	(23.9)
Increase in depreciation and amortization costs	15.0
Increase in power purchased	9.0
Increase in income taxes - net	8.6
Decrease in maintenance expenses	(4.3)
Increase in MISO non-purchased power costs	4.3
Increase in DSM program costs	3.3
Other miscellaneous variances	0.6
Operating expenses for the three months ended June 30, 2016	$279.0

The $23.9 million decrease in fuel costs was primarily due to a $13.4 million decrease in deferred fuel costs, which was primarily the result of the one-time impact of recognizing in IPL’s deferred fuel calculation the increase in base rates relating to fuel revenues that were previously charged through a rate adjustment mechanism or rider ($14.2 million). While part of the fuel rider, IPL’s unbilled fuel revenues were offset in the financial statements by an increase to fuel expense, which is no longer necessary now that these fuel revenues are included in base rates. In addition, the decrease in fuel costs includes a $4.2 million decrease in the price of coal we consumed versus the comparable period, a $3.8 million decrease in the quantity of fuel consumed as the result of a decrease in total kWh sales volume versus the comparable period, and a $2.2 million decrease in the price of natural gas we consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

The increase in depreciation and amortization costs of $15.0 million was primarily due to an $8.8 million impact from the amortization of previously deferred environmental costs, as well as the deferral for less of these costs in the current year. The remaining $6.2 million increase was primarily due to additional assets placed in service and new depreciation and ARO rates implemented beginning in April 2016, partially offset by the impact of the retirements of coal assets at our Eagle Valley and Harding Street stations.

The $9.0 million increase in purchased power costs was primarily due to a 32% increase in the volume of power purchased during the period ($8.9 million), partially offset by an 8% decrease in the market price of purchased power ($2.6 million). The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outages, and the fact that at times it is less expensive for us to buy power in the market than to produce it ourselves. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. Additionally, MISO non-fuel purchased power costs increased $2.6 million, which includes both the current period costs and the amortization of previously deferred costs, which were included in customer billing rates beginning April 1, 2016. Such costs were deferred as a regulatory asset prior to April 1, 2016 and are now being amortized to expense over a ten-year period.

The $8.6 million increase in income taxes - net was primarily due to the tax effect of the increase in pretax net operating income, for the reasons previously described.

Maintenance expenses decreased $4.3 million versus the comparable period primarily due to decreased outages and the retirement of our Eagle Valley station’s coal-fired units in April 2016.

MISO non-purchased power costs increased $4.3 million, which includes both the current period costs and the amortization of previously deferred costs, which were included in IPL's customer billing rates beginning April 1, 2016. Such costs were deferred as a regulatory asset prior to April 1, 2016 and are now being amortized to expense over a ten-year period.

The increase in DSM program costs of $3.3 million, which are included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Operations and are recoverable through customer rates, is correlated to an increase in DSM rate adjustment mechanism revenues as a result of timing differences in spending patterns.

Other Income and Deductions

Other income and deductions increased $13.7 million, from a loss of $4.4 million for the three months ended June 30, 2015, to income of $9.3 million for the same period in 2016. The increase was primarily due to (i) a $19.3 million loss on early extinguishment of debt for $366.5 million of 2016 IPALCO Notes that were tendered in June 2015 and (ii) a $3.5 million increase in the allowance for equity funds used during construction as a result of increased construction activity during 2016. These increases were partially offset by a decrease in the income tax benefit of $9.8 million, which was primarily due to the change in pretax nonoperating income during the comparable periods.

Interest and Other Charges

Interest and other charges decreased $3.4 million, or 13%, for the three months ended June 30, 2016, primarily due to a $3.1 million change in the allowance for borrowed funds used during construction as a result of increased construction activity.

Comparison of six months ended June 30, 2016 and six months ended June 30, 2015

Utility Operating Revenues

Utility operating revenues during the six months ended June 30, 2016 increased by $26.4 million compared to the same period in 2015, which resulted from the following changes (dollars in thousands):

	Six Months Ended
	June 30,			Percentage
	2016	2015	Change	Change
Utility operating revenues:
Retail revenues	$635,873	$602,113	$33,760	5.6%
Wholesale revenues	3,788	12,306	(8,518)	(69.2)%
Miscellaneous revenues	11,373	10,259	1,114	10.9%
Total utility operating revenues	$651,034	$624,678	$26,356	4.2%

Heating degree days:
Actual	2,971	3,644	(673)	(18.5)%
30-year average	3,250	3,222

Cooling degree days:
Actual	401	399	2	0.5%
30-year average	343	343

The increase in retail revenues of $33.8 million was primarily due to a net increase in the weighted average price per kWh sold ($45.8 million), partially offset by a 5% decrease in the volume of kWh sold ($15.8 million). The $45.8 million increase in the weighted average price of retail kWh sold was primarily due to a $35.1 million increase in revenues related to environmental projects, primarily MATS; DSM program rate adjustment mechanism revenues of $7.0 million; and the impact of implementing the 2016 rate order and favorable block rate variances, which generally provides for residential and commercial customers to be charged a higher per kWh rate at lower consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases. The increase in the weighted average price of retail kWh sold was partially offset by a $19.3 million decrease in fuel revenues. The majority of the increases in environmental and DSM revenues are offset by increased operating expenses, including depreciation and amortization. The $15.8 million decrease in the volume of kWh sold was primarily due to warmer temperatures in our service territory during the first half of 2016 versus the comparable period (as demonstrated by the 18% decrease in heating degree days, as shown above). The increase in retail revenues also includes the one-time impact of recognizing in IPL’s unbilled revenue calculation the increase in IPL’s base rates relating to revenues that were previously charged through IPL’s environmental cost recovery rate adjustment mechanism, or rider ($3.8 million). While billed through a rider, such revenues relating to environmental cost recovery were not includable in our unbilled calculation.

The decrease in wholesale revenues of $8.5 million was primarily due to a 69% decrease in the quantity of kWh sold ($8.7 million) as IPL’s generation units were not called upon by MISO to produce electricity as often during the first half of 2016 compared to the first half of 2015 largely due to unit availability; partially offset by a 6% increase in the weighted average price per kWh sold ($0.2 million). Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the six months ended June 30, 2015 to the six months ended June 30, 2016 (dollars in millions):

Operating expenses for the six months ended June 30, 2015	$558.2
Decrease in fuel costs	(42.9)
Increase in depreciation and amortization costs	21.8
Increase in power purchased	18.9
Increase in income taxes - net	6.9
Increase in DSM program costs	5.4
Decrease in maintenance expenses	(5.0)
Increase in non-purchased power MISO costs	4.3
Other miscellaneous variances	(1.1)
Operating expenses for the six months ended June 30, 2016	$566.5

The $42.9 million decrease in fuel costs was primarily due to (i) a $29.3 million decrease in the quantity of fuel consumed as the result of a decrease in total kWh sales volume versus the comparable period, (ii) an $8.2 million decrease in the price of natural gas we consumed versus the comparable period, (iii) a $4.7 million decrease in the price of coal we consumed versus the comparable period, (iv) a $0.9 million decrease in the price of oil we consumed versus the comparable period; partially offset by (v) a $0.6 million increase in deferred fuel costs, which includes the one-time impact of recognizing in IPL’s deferred fuel calculation the increase in base rates relating to fuel revenues that were previously charged through a rate adjustment mechanism or rider ($14.2 million). While part of the fuel rider, IPL’s unbilled fuel revenues were offset in the financial statements by an increase to fuel expense, which is no longer necessary now that these fuel revenues are included in base rates. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

The increase in depreciation and amortization costs of $21.8 million was primarily due to an $11.2 million impact from the amortization of previously deferred environmental costs, as well as the deferral for less of these costs in the current year. The remaining $10.6 million increase was due to additional assets placed in service and new depreciation and ARO rates implemented beginning in April 2016, partially offset by the impact of the retirements of coal assets at our Eagle Valley and Harding Street stations.

The $18.9 million increase in purchased power costs was primarily due to a 98% increase in the volume of power purchased during the period ($62.3 million), partially offset by a 32% decrease in the market price of purchased power ($46.4 million). The volume of power we purchase each period is primarily influenced by our retail demand, our generating unit capacity and outages, and the fact that at times it is less expensive for us to buy power in the market than to produce it ourselves. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. Additionally, MISO non-fuel purchased power costs increased $2.6 million, which includes both the current period costs and the amortization of previously deferred costs, which were included in customer billing rates beginning April 1, 2016.

Such costs were deferred as a regulatory asset prior to April 1, 2016 and are now being amortized to expense over a ten-year period.

The $6.9 million increase in income taxes - net was primarily due to the tax effect of the increase in pretax net operating income, for the reasons previously described.

The increase in DSM program costs of $5.4 million, which are included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Operations and are recoverable through customer rates, is correlated to an increase in DSM rate adjustment mechanism revenues as a result of timing differences in spending patterns.

Maintenance expenses decreased $5.0 million versus the comparable period primarily due to decreased outages and the retirement of our Eagle Valley station’s coal-fired units in April 2016.

MISO non-purchased power costs increased $4.3 million, which includes both the current period costs and the amortization of previously deferred costs, which were included in IPL's customer billing rates beginning April 1, 2016. Such costs were deferred as a regulatory asset prior to April 1, 2016 and are now being amortized to expense over a ten-year period.

Other Income and Deductions

Other income and deductions increased $14.3 million, from income of $4.2 million for the six months ended June 30, 2015, to income of $18.5 million for the same period in 2016. The increase was primarily due to (i) a $19.3 million loss on early extinguishment of debt for $366.5 million of 2016 IPALCO Notes that were tendered in June 2015 and (ii) a $7.1 million increase in the allowance for equity funds used during construction as a result of increased construction activity. These increases were partially offset by a decrease in the income tax benefit of $12.3 million, which was primarily due to the change in pretax nonoperating income during the comparable periods.

Interest and Other Charges

Interest and other charges decreased $8.2 million, or 15%, for the six months ended June 30, 2016, primarily due to a $6.2 million change in the allowance for borrowed funds used during construction as a result of increased construction activity and lower interest of $1.8 million on long-term debt.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of June 30, 2016, we had unrestricted cash and cash equivalents of $44.5 million and available borrowing capacity of $250.0 million under our $250.0 million unsecured revolving credit facility after outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2018. In December 2015, we received an order from the IURC granting us authority through December 31, 2018 to, among other things, issue up to $650 million in aggregate principal amount of long-term debt and refinance up to $196.5 million in existing indebtedness. As of June 30, 2016, we have a total of $146.5 million of remaining debt issuance authority available under this order. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250.0 million remains available, and, as an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, issue up to $65 million of new preferred stock, all of which remains available under the order as of June 30, 2016. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES U.S. Investments and CDPQ. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. In addition, due to current and expected future environmental regulations and replacement generation projects, equity capital from AES and CDPQ has been used as a significant funding source during the first half of 2016 and in recent years. In March 2016 and April 2015, IPALCO received equity capital contributions of $134.3 million and $214.4 million, respectively, from the issuance of 7,403,213 and 11,818,828 shares of common stock, respectively, to CDPQ for funding needs primarily related to existing environmental and replacement generation projects at IPL, which IPALCO then made the same investments in IPL. On June 1, 2016, IPALCO received equity capital contributions of (i) $64.8 million from AES U.S. Investments and (ii) $13.9 million from CDPQ. IPALCO then made the same investments in IPL. The proceeds were primarily used for funding needs related to IPL’s environmental and replacement generation projects.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Our capital expenditures totaled $432.3 million (which includes $6.7 million of payments for financed capital expenditures) and $287.0 million (which includes $0.7 million for financed capital expenditures) for the six-month periods ended June 30, 2016 and 2015, respectively. The increase in capital expenditures of $145.3 million in 2016 versus 2015 was primarily driven by construction costs related to replacement generation and our environmental construction program. Construction expenditures during the first six months of 2016 and 2015 were financed primarily with internally generated cash provided by operations, borrowings on our credit facility, long-term borrowings, and equity capital contributions.

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

IPL also plans to spend a total of $632 million (of which $535 million has been expended through June 30, 2016) on replacement generation costs through 2018 as a result of the retirement of existing facilities not equipped with advanced environmental control technologies required to comply with existing and expected regulations. The balance of $97 million is projected to be expended in the three-year period from 2016 to 2018.  Please see “Item 1. Business - Environmental Matters - Unit Retirements and Replacement Generation” as described in IPALCO’s 2015 Form 10-K for more details.

In addition to the amounts listed above, IPL plans to spend additional amounts related to environmental compliance, including $53 million for the three-year period from 2016 to 2018 to comply with the MATS rule (the majority of the $53 million is expected to be spent in 2016). IPL plans to spend a total of $454 million for this project (of which $425 million has been expended for this project through June 30, 2016). Please see “Item 1. Business - Environmental Matters - MATS” as described in IPALCO’s 2015 Form 10-K for more details.

Other environmental expenditures include costs for compliance with the NPDES permit program under the CWA. The costs for NPDES at our Petersburg station for 2016 to 2018 are expected to be $97 million. IPL plans to spend a total of $224 million for this project (of which $180 million has been expended through June 30, 2016). Also, as a result of environmental regulations, IPL completed the refueling of Unit 7 at our Harding Street station in the second quarter of 2016, converting from coal-fired to natural gas-fired. The 2016 to 2018 cost of the projects necessary to complete this conversion, including costs for NPDES, MATS compliance and dry ash handling, are expected to be $57 million (IPL plans to spend a total of $101 million on this project, including amounts already expended through June 30, 2016). IPL has also included in the 2016 to 2018 forecast $149 million related to environmental compliance for CCR and NAAQS regulations and studies related to cooling water intake requirements in sections 316(a) and 316(b) of the CWA. Please see “Item 1. Business - Environmental Matters - Environmental Wastewater Requirements” as described in IPALCO’s 2015 Form 10-K for more details.

IPL also plans on spending $17 million for the three-year period from 2016 to 2018 for an energy storage facility at its Harding Street station (the majority of the $17 million is expected to be spent in 2016). The total cost of this project is expected to be $26 million (of which $24 million has been expended through June 30, 2016).

Capital Resources

Indebtedness

IPL First Mortgage Bonds

In May 2016, IPL issued $350 million aggregate principal amount of first mortgage bonds, 4.05% Series, due May 2046, pursuant to Rule 144A and Regulation S under the Securities Act. For further discussion, please see Note 5, “Debt - IPL First Mortgage Bonds” to the Financial Statements.

IPALCO’s Senior Secured Notes

In June 2015, IPALCO completed the sale of the 2020 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act. Net proceeds from this offering were used to fund the purchase of the 2016 IPALCO Notes. For further discussion, please see Note 5, “Debt - IPALCO’s Senior Secured Notes” to the Financial Statements.

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness can be affected by our credit ratings. Any reduction in our debt or credit ratings may adversely affect the trading price of our outstanding debt securities. On April 13, 2016, S&P upgraded the Corporate Credit Rating of IPALCO and IPL to ‘BBB-’ from ‘BB+’ based on S&P’s one-notch upgrade of AES. At the same time, S&P affirmed the issue-level ratings at IPALCO and IPL.

The following table presents the debt ratings and credit ratings (issuer/corporate rating) and outlook for IPALCO and IPL, along with the dates each rating was effective or affirmed.

Debt rating	IPALCO	IPL	Outlook	Effective or Affirmed
Fitch Ratings	BB+ (a)	BBB+ (b)	Stable	December 2015
Moody's Investors Service, Inc.	Baa3 (a)	A2 (b)	Stable	October 2015
Standard & Poor's Financial Services LLC	BB+ (a)	BBB+ (b)	Stable	April 2016

Credit rating	IPALCO	IPL	Outlook	Effective or Affirmed
Fitch Ratings	BB+	BBB-	Stable	December 2015
Moody's Investors Service, Inc.	—	Baa1	Stable	October 2015
Standard & Poor's Financial Services LLC	BBB-	BBB-	Stable	April 2016

(a)	Rating relates to IPALCO's Senior Secured Notes.

(b)	Rating relates to IPL's Senior Secured Notes.

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first six months of 2016 and 2015, we paid $52.3 million and $37.6 million, respectively, in dividends to our shareholders. Future distributions to our shareholders will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and other such factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $15.9 million and $25.0 million to the Pension Plans during the first six months of 2016 and 2015, respectively. We currently do not expect to make additional pension funding payments in 2016. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

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

IPL does not reasonably anticipate that the existing ash ponds at Petersburg will be able to successfully demonstrate compliance with certain structural stability requirements set forth in the CCR rule by the October 17, 2016 deadline. As such, IPL would be required to cease use of the ash ponds by April 17, 2017. However, IDEM has granted IPL a variance extending that deadline to April 11, 2018. In order to handle the bottom ash material that would otherwise be sluiced to the ash ponds, IPL plans to install a dry bottom ash handling system at an estimated cost of approximately $47 million. On May 31, 2016, IPL filed its CCR compliance plans with the IURC. IPL is seeking approval for a CPCN to install the bottom ash dewatering system at its Petersburg generating station. We expect to recover through our environmental rate adjustment mechanism any operating or capital expenditures related to the installation of this system. Recovery of these costs is sought through an Indiana statute that allows for 80% recovery of qualifying costs through a rate adjustment mechanism with the remainder recorded as a regulatory asset to be considered for recovery in the next base rate case proceeding. However, there can be no assurances that we will be successful in that regard. In light of the uncertainties at this time, we cannot predict the impact of these requirements on our consolidated results of operations, cash flows, or financial condition, but it is expected to be material.

NAAQS

SO2. On August 23, 2010, a new one-hour SO2 primary NAAQS became effective. On August 5, 2013, EPA published in the Federal Register its final designations, which include portions of Marion, Morgan, and Pike counties as nonattainment with respect to the one-hour SO2 standard. On September 30, 2015, IDEM published its final rule establishing reduced SO2 limits for IPL facilities in accordance with the new one-hour standard, for the areas in which IPL’s Harding Street, Petersburg, and Eagle Valley generating stations operate with compliance required by January 1, 2017. The rule will not impact IPL’s Eagle Valley or Harding Street generating stations as these facilities have ceased coal combustion in advance of the compliance date. However, improvements to the existing FGD systems at Petersburg station will be required by the rule. IPL estimates costs for compliance at Petersburg station at approximately $48 million for measures that enhance the performance and integrity of the FGD systems. On May 31, 2016, IPL filed its SO2 NAAQS compliance plans with the IURC. IPL is seeking approval for a CPCN for these measures at its Petersburg generating station. We expect to recover through our environmental rate adjustment mechanism any operating or capital expenditures related to compliance with the rule. Recovery of these costs is sought through an Indiana statute that allows for 80% recovery of qualifying costs through a rate adjustment mechanism with the remainder recorded as a regulatory asset to be considered for recovery in the next base rate case proceeding. However, there can be no assurances that we will be successful in that regard. In light of the uncertainties at this time, we cannot predict the impact of the rule on our consolidated results of operations, cash flows, or financial condition, but it is expected to be material.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)), as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2016. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document

4.1	Sixty-Fourth Supplemental Indenture, dated as of May 1, 2016, to the Mortgage and Deed of Trust, dated as of May 1, 1940, between IPL and the Bank of New York Mellon Trust Company, NA, as Trustee
10.1
Second Amendment dated as of April 22, 2016 to Credit Agreement by and among IPL, the Lenders party thereto, Fifth Third Bank, as syndication agent, BMO Harris Bank N.A., as document agent and PNC Bank, National Association, as administrative agent, dated as of May 6, 2014 (as amended by First Amendment thereto dated as of October 16, 2015)

10.2
First Amendment dated as of April 22, 2016 to $91,850,000 364-Day Delayed Draw Term Loan Facility Credit Agreement by and among IPL, the Lenders party thereto, U.S. Bank National Association, as administrative agent, dated as of October 16, 2015

10.3
First Amendment dated as of April 29, 2016 to Note Purchase and Covenants Agreement by and among IPL, the Lenders party thereto and PNC Bank, National Association, as administrative agent relating to $30,000,000 Indiana Finance Authority Environmental Facilities Refunding Revenue Notes, Series 2015A (Indianapolis Power & Light Company Project) and $60,000,000 Indiana Finance Authority Environmental Facilities Refunding Revenue Notes, Series 2015B (Indianapolis Power & Light Company Project) dated as of December 22, 2015

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

IPALCO ENTERPRISES, INC.

Date:	August 4, 2016	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2016	/s/ Kurt A. Tornquist
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 4, 2016	/s/ Kenneth J. Zagzebski
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 4, 2016	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer

Exhibit 32

Certification Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The certification set forth below is being submitted in connection with the Quarterly Report on Form 10-Q for the period ended June 30, 2016 (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Kenneth J. Zagzebski, Chief Executive Officer and Craig L. Jackson, Chief Financial Officer of IPALCO Enterprises, Inc. (“IPALCO”), each certifies that, to the best of his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of IPALCO.

Date:	August 4, 2016	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
Chief Executive Officer

Date:	August 4, 2016	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to IPALCO and will be retained by IPALCO and furnished to the Securities and Exchange Commission or its staff upon request.