Form 10-Q
period 2016-09-30
IPALCO ENTERPRISES, INC.
filed 2016-11-04
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At November 3, 2016, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended September 30, 2016

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2016	2015	2016	2015

UTILITY OPERATING REVENUES	$361,339	$326,562	$1,012,373	$951,240

UTILITY OPERATING EXPENSES:
Fuel	80,451	85,631	200,115	248,147
Other operating expenses	59,548	58,770	178,991	168,578
Power purchased	39,464	32,606	132,333	106,591
Maintenance	25,918	25,973	92,919	98,010
Depreciation and amortization	54,876	46,662	166,027	136,038
Taxes other than income taxes	11,779	10,061	34,317	33,553
Income taxes - net	29,457	21,404	63,290	48,386
Total utility operating expenses	301,493	281,107	867,992	839,303
UTILITY OPERATING INCOME	59,846	45,455	144,381	111,937

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	7,077	3,888	20,454	10,185
Loss on early extinguishment of debt	—	(2,728)	—	(22,051)
Miscellaneous income and (deductions) - net	(299)	(556)	(1,433)	(1,924)
Income tax benefit applicable to nonoperating income	4,485	5,521	10,748	24,102
Total other income and (deductions) - net	11,263	6,125	29,769	10,312

INTEREST AND OTHER CHARGES:
Interest on long-term debt	29,018	24,720	82,571	80,061
Other interest	367	539	1,730	1,487
Allowance for borrowed funds used during construction	(6,549)	(3,411)	(18,007)	(8,644)
Amortization of redemption premiums and expense on debt	1,017	1,086	3,123	3,755
Total interest and other charges - net	23,853	22,934	69,417	76,659
NET INCOME	47,256	28,646	104,733	45,590

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803	2,410	2,410
NET INCOME APPLICABLE TO COMMON STOCK	$46,453	$27,843	$102,323	$43,180

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	September 30,	December 31,
	2016	2015
ASSETS
UTILITY PLANT:
Utility plant in service	$5,013,898	$4,992,594
Less accumulated depreciation	2,089,517	2,320,955
Utility plant in service - net	2,924,381	2,671,639
Construction work in progress	881,284	766,406
Spare parts inventory	15,357	12,336
Property held for future use	1,002	1,002
Utility plant - net	3,822,024	3,451,383
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	513	517
Other long-term assets	5,781	5,664
Other assets - net	6,294	6,181
CURRENT ASSETS:
Cash and cash equivalents	51,303	21,521
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $2,737 and $2,498, respectively)	154,031	124,167
Fuel inventories - at average cost	32,015	66,834
Materials and supplies - at average cost	61,111	57,997
Regulatory assets	28,054	8,002
Prepayments and other current assets	36,929	26,063
Total current assets	363,443	304,584
DEFERRED DEBITS:
Regulatory assets	444,499	448,200
Miscellaneous	5,362	6,821
Total deferred debits	449,861	455,021
TOTAL	$4,641,622	$4,217,169
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholders’ equity:
Paid in capital	$596,849	$383,448
Accumulated deficit	(14,635)	(30,515)
Total common shareholders’ equity	582,214	352,933
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt (Note 5)	2,473,463	2,153,276
Total capitalization	3,115,461	2,565,993
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 5)	49,650	166,655
Accounts payable	101,194	155,428
Accrued expenses	21,022	19,482
Accrued real estate and personal property taxes	22,168	17,712
Regulatory liabilities	15,309	28,169
Accrued income taxes	11,492	—
Accrued interest	43,044	31,690
Customer deposits	33,882	30,719
Other current liabilities	18,397	12,623
Total current liabilities	316,158	462,478
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	658,583	639,516
Deferred income taxes - net	423,523	397,394
Non-current income tax liability	7,340	7,147
Unamortized investment tax credit	2,987	3,910
Accrued pension and other postretirement benefits	57,161	80,734
Asset retirement obligations	58,581	58,986
Miscellaneous	1,828	1,011
Total deferred credits and other long-term liabilities	1,210,003	1,188,698
COMMITMENTS AND CONTINGENCIES (Note 8)
TOTAL	$4,641,622	$4,217,169

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Nine Months Ended,
	September 30,
	2016	2015
CASH FLOWS FROM OPERATIONS:
Net income	$104,733	$45,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,467	149,862
Amortization (deferral) of regulatory assets	6,554	(10,639)
Amortization of debt premium	132	574
Deferred income taxes and investment tax credit adjustments - net	15,680	24,284
Loss on early extinguishment of debt	—	22,051
Allowance for equity funds used during construction	(20,125)	(9,969)
Change in certain assets and liabilities:
Accounts receivable	(29,864)	4,267
Fuel, materials and supplies	31,705	(20,751)
Income taxes receivable or payable	12,163	—
Financial transmission rights	(3,279)	(359)
Accounts payable and accrued expenses	(1,306)	191
Accrued real estate and personal property taxes	4,456	3,257
Accrued interest	11,354	8,743
Pension and other postretirement benefit expenses	(23,573)	(29,986)
Short-term and long-term regulatory assets and liabilities	(26,623)	3,777
Prepaids and other current assets	(2,802)	(5,113)
Other - net	7,396	2,458
Net cash provided by operating activities	249,068	188,237
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(516,895)	(458,180)
Project development costs	(852)	(8,146)
Cost of removal, net of salvage	(10,881)	(7,997)
Other	(1,525)	58
Net cash used in investing activities	(530,153)	(474,265)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	248,000	222,000
Short-term debt repayments	(389,850)	(222,000)
Long-term borrowings, net of discount	347,662	663,350
Retirement of long-term debt, including make-whole provision	—	(420,242)
Dividends on common stock	(86,443)	(61,170)
Issuance of common stock	134,276	214,366
Equity contributions from shareholders	78,738	—
Preferred dividends of subsidiary	(2,410)	(2,410)
Deferred financing costs paid	(3,964)	(7,363)
Retention payments on capital expenditures	(14,990)	(1,829)
Other	(152)	(369)
Net cash provided by financing activities	310,867	384,333
Net change in cash and cash equivalents	29,782	98,305
Cash and cash equivalents at beginning of period	21,521	26,933
Cash and cash equivalents at end of period	$51,303	$125,238

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$54,911	$64,133
Income taxes	$24,700	$—
	As of September 30,
	2016	2015
Non-cash investing activities:
Accruals for capital expenditures	$37,357	$61,188

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has more than 480,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations all within the state of Indiana. Our largest generating station, Petersburg, is coal-fired. The second largest station, Harding Street, has converted its coal-fired units to natural gas and uses natural gas and fuel oil to power combustion turbines. The third station, Eagle Valley, retired its coal-fired units in April 2016 and the CCGT at Eagle Valley is expected to be placed into service in the first half of 2017. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of September 30, 2016, IPL’s net electric generation capacity for winter is 2,993 MW and net summer capacity is 2,878 MW.

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

New Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that had and/or could have a material impact on the Company’s consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on the Company’s consolidated financial statements.

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2015-03, 2015-15, Interest - Imputation of Interest (Subtopic 835-30)
These standards simplify the presentation of debt issuance costs by requiring that debt issuance costs related to a tranche of debt be presented on the balance sheet as a direct deduction from the carrying amount of that debt, consistent with debt discounts. Debt issuance costs related to a line-of-credit can still be presented as an asset and subsequently amortized over the term of the line-of-credit, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The recognition and measurement guidance for debt issuance costs are not affected by the standard. Transition method: retrospective.
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
2016-17, Consolidation (Topic 810): Interest Held Through Related Parties that are Under Common Control
This standard amends the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. Transition method: retrospectively.
		January 1, 2017 Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
This standard requires that an entity recognizes the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Transition method: modified retrospective method.
		January 1, 2018 Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)	This standard provides specific guidance on how certain cash transactions are presented and classified in the statement of cash flows. Transition method: various.	January 1, 2018. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard, but does not anticipate a material impact on its consolidated financial statements.
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
2016-02, Leases (Topic 842)
The standard creates Topic 842, Leases, which supersedes Topic 840, Leases. It introduces a lessee model that brings substantially all leases onto the balance sheet while retaining most of the principles of the existing lessor model in U.S. GAAP and aligning many of those principles with ASC 606, Revenue from Contracts with Customers. Transition method: modified retrospective approach with certain practical expedients.
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
2014-09, 2015-14, 2016-08, 2016-10, 2016-12 Revenue from Contracts with Customers (Topic 606)
The Revenue from Contracts with Customers standard provides
a single and comprehensive revenue recognition model for all contracts with customers to improve comparability. The
standard contains principles to determine the measurement and timing of revenue recognition. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The amendments to the standard provide further clarification on contract revenue recognition specifically related to the implementation of the principal versus agent evaluation, the identification of
performance obligations, clarification on accounting for licenses of intellectual property, and allows for the election to account for shipping and handling activities performed after control of a good has been transferred to the customer as a fulfillment cost.
Transition method: a full retrospective or modified retrospective approach.

		January 1, 2018. Early application is permitted only as of January 1, 2017.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.

2. REGULATORY MATTERS

In March 2016, the IURC issued an order authorizing IPL to increase its basic rates and charges by $30.8 million annually. The order also authorized IPL to collect, over a ten year period, $117.7 million of previously deferred regulatory assets related to IPL’s participation in the regional transmission organization known as MISO. Such deferred costs will be amortized to expense over ten years. Accordingly, $11.8 million of IPL’s long-term MISO regulatory asset as of December 31, 2015 has been reclassified to current regulatory assets on the accompanying Unaudited Condensed Consolidated Balance Sheets. The rate order also authorized an increase in IPL’s depreciation rates of $24.3 million annually compared to the twelve months ended June 30, 2014, which is the period upon which the rate increase was calculated. IPL also received approval to implement three new rate riders for current recovery from customers of ongoing MISO costs, capacity costs and sharing at 50% of wholesale sales margins with customers. The order approved recovery of IPL’s pension expenses and a return on IPL’s discretionary pension fundings. While the IURC noted in the order that they found IPL’s Service Company cost allocations to be reasonable, IPL was directed to request the FERC to review its Service Company allocations. Such review is currently underway. The IURC also closed their investigation into IPL’s underground network.

Some of the intervening parties in the IURC rate case filed petitions for reconsideration of the IURC’s March 2016 order with respect to certain issues. These petitions were subsequently denied by the IURC. In addition, certain intervening parties have filed notices of appeal of the order.

As described in IPALCO’s 2015 Form 10-K, in May 2014, IPL received an order from the IURC granting approval to build a 644 to 685 MW CCGT at Eagle Valley. The costs to build and operate the CCGT, other than fuel costs, will not be recoverable by IPL through rates until the conclusion of a base rate case proceeding with the IURC after the assets have been placed in service. The CCGT is expected to be placed into service in the first half of 2017. IPL intends to file its next base rate case proceeding in the near future.

The amounts of regulatory assets and regulatory liabilities are as follows:

	September 30, 2016	December 31, 2015	Recovery Period
	(In Thousands)
Regulatory Assets
Current:
Undercollections of rate riders	$14,101	$8,002	Approximately 1 year(1)
Costs being recovered through base rates	13,953	—	Approximately 1 year(1)
Total current regulatory assets	$28,054	$8,002
Long-term:
Unrecognized pension and other
postretirement benefit plan costs	$213,102	$226,889	Various(2)
Income taxes recoverable through rates	44,906	35,765	Various
Deferred MISO costs	117,301	128,610	Through 2026(3)
Unamortized Petersburg Unit 4 carrying
charges and certain other costs	10,457	11,248	Through 2026(1) (4)
Unamortized reacquisition premium on debt	22,290	23,268	Over remaining life of debt
Environmental projects	32,522	16,876	Through 2050(1)(4)
Other miscellaneous	3,921	5,544	To be determined(1)(5)
Total long-term regulatory assets	$444,499	$448,200
Total regulatory assets	$472,553	$456,202
Regulatory Liabilities
Current:
Overcollections of rate riders	$7,881	$24,019	Approximately 1 year(1)
FTRs	7,428	4,150	Approximately 1 year(1)
Total current regulatory liabilities	$15,309	$28,169
Long-term:
ARO and accrued asset removal costs	$656,711	$637,065	Not Applicable
Unamortized investment tax credit	1,872	2,451	Through 2021
Total long-term regulatory liabilities	$658,583	$639,516
Total regulatory liabilities	$673,892	$667,685

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

As of September 30, 2016 and December 31, 2015, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets – see Note 7, “Benefit Plans”) were considered Level 3, based on the above fair value hierarchy. These primarily consisted of FTRs, which are used to offset MISO congestion charges. Because the benefit associated with FTRs is a flow-through to IPL’s jurisdictional customers, IPL records a regulatory liability matching the value of the FTRs. In addition, IPALCO had one financial asset, a nonutility investment accounted for using the cost method of accounting, which is measured at fair value on a nonrecurring basis, again using Level 3 measurements. No adjustments were made to this asset during the periods covered by this report. All of these financial assets and liabilities were not material to the Financial Statements in the periods covered by this report, individually or in the aggregate.

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

Non-Recurring Fair Value Measurements

ASC 410 “Asset Retirement and Environmental Obligations” addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation. A legal obligation for purposes of ASC 410 is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppel. IPL’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. We use the cost approach to determine the fair value of IPL’s ARO liabilities, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. These inputs to the fair value of the ARO liabilities would be considered Level 3 inputs under the fair value hierarchy. As of September 30, 2016 and December 31, 2015, ARO liabilities were $58.6 million and $59.0 million, respectively.

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	September 30, 2016		December 31, 2015
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$2,438.5	$2,710.8	$2,088.4	$2,225.3
Variable-rate	115.0	115.0	256.9	256.9
Total indebtedness	$2,553.5	$2,825.8	$2,345.3	$2,482.2

The difference between the face value and the carrying value of this indebtedness represents the following:

•	unamortized deferred financing costs of $23.5 million and $20.8 million at September 30, 2016 and December 31, 2015, respectively; and

•	unamortized discounts of $6.8 million and $4.6 million at September 30, 2016 and December 31, 2015, respectively.

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

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		September 30,	December 31,
Series	Due	2016	2015
		(In Thousands)
IPL first mortgage bonds:
5.40% (1)	August 2017	$24,650	$24,650
3.875% (2)	August 2021	55,000	55,000
3.875% (2)	August 2021	40,000	40,000
4.55% (2)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	—
Unamortized discount – net		(6,508)	(4,242)
Deferred financing costs (3)		(18,043)	(13,703)
Total IPL first mortgage bonds		1,608,899	1,265,505
IPL unsecured debt:
Variable (4)	December 2020	30,000	30,000
Variable (4)	December 2020	60,000	60,000
Total IPL unsecured debt		90,000	90,000
Total Long-term Debt – IPL		1,698,899	1,355,505
Long-term Debt – IPALCO:
5.00% Senior Secured Notes	May 2018	400,000	400,000
3.45% Senior Secured Notes	July 2020	405,000	405,000
Unamortized discount – net		(311)	(371)
Deferred financing costs (3)		(5,475)	(6,858)
Total Long-term Debt – IPALCO		799,214	797,771
Total Consolidated IPALCO Long-term Debt		$2,498,113	$2,153,276
Less: Current Portion of Long-term Debt		24,650	—
Net Consolidated IPALCO Long-term Debt		$2,473,463	$2,153,276

(1)	First mortgage bonds are issued to the city of Petersburg, Indiana, to secure the loan of proceeds from tax-exempt bonds issued by the city.

(2)	First mortgage bonds are issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.

(3)	The Company adopted ASU No. 2015-03 on January 1, 2016, which requires the use of the full retrospective approach with respect to the presentation of debt issuance costs, including deferred charges.

(4)
Unsecured notes are issued to the Indiana Finance Authority by IPL to facilitate the loan of proceeds from various tax-exempt notes issued by the Indiana Finance Authority. The notes have a final maturity date of December 2038, but are subject to a mandatory put in December 2020.

Significant Transactions

IPL First Mortgage Bonds

In September 2015, IPL issued $260 million aggregate principal amount of first mortgage bonds, 4.70% Series, due September 2045, pursuant to Rule 144A and Regulation S under the Securities Act. Net proceeds from this offering were approximately $255.6 million, after deducting the initial purchasers’ discounts and fees and expenses for the offering. The net proceeds from the offering were used to finance a portion of IPL’s construction program and capital costs related to environmental and replacement generation projects and for other general corporate purposes.

In May 2016, IPL issued $350 million aggregate principal amount of first mortgage bonds, 4.05% Series, due May 2046, pursuant to Rule 144A and Regulation S under the Securities Act. Net proceeds from this offering were approximately $343.6 million, after deducting the initial purchasers’ discounts and fees and expenses for the offering. The net proceeds from this offering were used to finance a portion of IPL’s construction program and capital costs related to environmental and replacement generation projects, to repay outstanding borrowings under IPL’s 364-day delayed-draw term loan and other short-term debt, and for other general corporate purposes.

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

Line of Credit

IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility in May 2014, and a further amendment and extension of the credit facility on October 16, 2015 (the “Credit Agreement”) with a syndication of banks. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance indebtedness under the existing credit agreement; (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on October 16, 2020, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time prior to October 16, 2019, subject to approval by the lenders. Prior to execution, IPL and IPALCO had existing general banking relationships with the parties in this agreement. As of September 30, 2016 and December 31, 2015, IPL had $25.0 million and $75.0 million in outstanding borrowings on the committed line of credit, respectively.

6. INCOME TAXES

IPALCO’s effective combined state and federal income tax rates were 35.0% and 33.9% for the three and nine months ended September 30, 2016, respectively, as compared to 36.3% and 36.0% for the three and nine months ended September 30, 2015, respectively. The decrease in the effective tax rates versus the comparable periods was primarily the result of an increase in the allowance for equity funds used during construction in 2016 and the manufacturer’s production deduction (Internal Revenue Code Section 199) that had been previously disallowed due to a Net Operating Loss carryover.

7. BENEFIT PLANS

The following table (in thousands) presents information for the nine months ended September 30, 2016, relating to the Pension Plans:

Net unfunded status of plans:
Net unfunded status at December 31, 2015, before tax adjustments	$(76,314)
Net benefit cost components reflected in net unfunded status during first quarter:
Service cost	(1,754)
Interest cost	(6,454)
Expected return on assets	10,873
Employer contributions	15,900
Net unfunded status at March 31, 2016, before tax adjustments	$(57,749)
Net benefit cost components reflected in net unfunded status during second quarter:
Service cost	$(1,755)
Interest cost	(6,454)
Expected return on assets	10,874
Net unfunded status at June 30, 2016, before tax adjustments	$(55,084)
Net benefit cost components reflected in net unfunded status during third quarter:
Service cost	$(1,754)
Interest cost	(6,454)
Expected return on assets	10,873
Net unfunded status at September 30, 2016, before tax adjustments	$(52,419)

Regulatory assets related to pensions(1):
Regulatory assets at December 31, 2015, before tax adjustments	$235,094
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,296)
Amortization of net actuarial loss	(3,474)
Regulatory assets at March 31, 2016, before tax adjustments	$230,324
Amount reclassified through net benefit cost:
Amortization of prior service cost	$(1,296)
Amortization of net actuarial loss	(3,474)
Regulatory assets at June 30, 2016, before tax adjustments	$225,554
Amount reclassified through net benefit cost:
Amortization of prior service cost	$(1,296)
Amortization of net actuarial loss	(3,474)
Regulatory assets at September 30, 2016, before tax adjustments	$220,784

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

Pension Expense

The following table presents net periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2016	2015	2016	2015
	(In Thousands)		(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,754	$2,079	$5,263	$6,236
Interest cost	6,454	7,411	19,362	22,227
Expected return on plan assets	(10,873)	(11,204)	(32,620)	(33,616)
Amortization of prior service cost	1,296	1,217	3,888	3,650
Amortization of actuarial loss	3,474	3,470	10,422	10,420
Recognized settlement loss	—	206	—	206
Net periodic benefit cost	$2,105	$3,179	$6,315	$9,123

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation were $4.8 million and $4.5 million at September 30, 2016 and December 31, 2015, respectively. The related expense was not material to the Financial Statements in the periods covered by this report.

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

New Source Review and Other CAA NOVs

In October 2009, IPL received a NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleges violations of the CAA at IPL’s three primarily coal-fired electric generating facilities at the time, dating back to 1986. The alleged violations primarily pertain to the PSD and nonattainment New Source Review requirements under the CAA. In addition, on October 1, 2015, IPL received a NOV from the EPA pursuant to CAA Section 113(a) alleging violations of the CAA, the Indiana SIP, and the Title V operating permit related to alleged particulate matter and opacity violations at IPL Petersburg Unit 3. Also, on February 5, 2016, EPA issued a NOV pursuant to CAA Section 113(a) alleging violations of New Source Review and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Generating Station. Since receiving the letters, IPL management has met with the EPA staff regarding possible resolutions of the NOVs. Settlements and litigated outcomes of similar New Source Review cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in these cases could have a material impact on our business. It is too early to determin

e whether these NOVs could have a material impact on our business, financial condition or results of operations. We would seek recovery of any operating or capital expenditures, but not fines or penalties, related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in this regard. IPL has recorded a contingent liability related to these New Source Review and other CAA NOV matters.

9. RELATED PARTY TRANSACTIONS

Service Company

Effective January 1, 2014, the Service Company began providing services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including among other companies, IPALCO and IPL. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company on behalf of IPALCO were $20.5 million and $18.3 million during the nine-month periods ended September 30, 2016 and 2015, respectively, and were included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Operations. Total costs incurred by IPALCO on behalf of the Service Company were $6.5 million and $5.6 million during the nine-month periods ended September 30, 2016 and 2015, respectively. IPALCO had a prepaid balance with the Service Company of $4.4 million and $1.2 million as of September 30, 2016 and December 31, 2015, respectively.

CDPQ

Please refer to Note 4, “Equity” for further details.

Other

In 2014, IPL engaged a third party vendor as part of its replacement generation construction projects. A member of the AES Board of Directors is also currently a member of the Supervisory Board of this vendor. IPL had billings from this vendor of $190.0 million and $152.9 million during the nine-month periods ended September 30, 2016 and 2015, respectively. IPL had a payable balance to this vendor of $6.8 million and $34.0 million as of September 30, 2016 and December 31, 2015, respectively.

10. SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other non-utility business activities aggregated separately. The non-utility category primarily includes the 2018 IPALCO Notes and the 2020 IPALCO Notes; approximately $12.9 million and $1.7 million of cash and cash equivalents, as of September 30, 2016 and December 31, 2015, respectively; long-term investments of $5.2 million at both September 30, 2016 and December 31, 2015; and income taxes, deferred taxes, and interest related to those items. All other non-utility assets represented less than 1% of IPALCO’s total assets as of September 30, 2016 and December 31, 2015. Net income for the utility segment was $122.0 million and $80.2 million for the nine-month periods ended September 30, 2016 and 2015, respectively, and $51.9 million and $35.2 million for the three-month periods ended September 30, 2016 and 2015, respectively. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

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

Comparison of three months ended September 30, 2016 and three months ended September 30, 2015

Utility Operating Revenues

Utility operating revenues during the three months ended September 30, 2016 increased by $34.8 million compared to the same period in 2015, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	September 30,			Percentage
	2016	2015	Change	Change
Utility operating revenues:
Retail revenues	$350,356	$317,971	$32,385	10.2%
Wholesale revenues	4,603	3,200	1,403	43.8%
Miscellaneous revenues	6,380	5,391	989	18.3%
Total utility operating revenues	$361,339	$326,562	$34,777	10.6%

Heating degree days:
Actual	26	21	5	23.8%
30-year average	66	66

Cooling degree days:
Actual	1,003	746	257	34.5%
30-year average	781	781

The increase in retail revenues of $32.4 million was primarily due to a net increase of $24.9 million in the weighted average price per kWh sold and a $7.5 million increase in the volume of kWh sold. The $24.9 million increase in the weighted average price of retail kWh sold was primarily due to: (i) a $14.9 million increase in revenues related to environmental projects, primarily MATS; (ii) a $6.0 million increase in DSM program rate adjustment mechanism revenues; and (iii) the impacts of implementing the 2016 rate order along with other retail rate variances, partially offset by (iv) a $1.8 million decrease in fuel revenues. The $7.5 million increase in the volume of kWh sold was primarily due to warmer temperatures in our service territory during the third quarter of 2016 versus the comparable period (as demonstrated by the 34% increase in cooling degree days shown above).

The increase in wholesale revenues of $1.4 million was primarily due to a $0.8 million increase in the quantity of kWh sold and a $0.6 million increase in the weighted average price per kWh sold as IPL’s generation units were called upon by MISO to produce electricity more often during the third quarter of 2016 compared to the third quarter of 2015 largely due to favorable prices and unit availability. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availabil ity. It is expected that wholesale revenues will increase beginning in 2017 when the Eagle Valley CCGT goes on-line. Currently, 50% of IPL’s wholesale sales margins over an annual benchmark of $6.3 million are returned to our customers through a rate rider.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended September 30, 2015 to the three months ended September 30, 2016 (dollars in millions):

Operating expenses for the three months ended September 30, 2015	$281.1
Increase in depreciation and amortization costs	8.2
Increase in income taxes - net	8.1
Increase in power purchased	6.9
Decrease in fuel costs	(5.2)
Increase in non-purchased power MISO costs	4.0
Other miscellaneous variances	(1.6)
Operating expenses for the three months ended September 30, 2016	$301.5

The increase in depreciation and amortization costs of $8.2 million was primarily due to a $6.2 million impact from the amortization of previously deferred environmental costs, as well as the deferral of less costs in the current year. The remaining $2.0 million increase was primarily due to additional assets placed in service and new depreciation and ARO rates implemented beginning in April 2016, partially offset by the impact of the retirements of coal assets at our Eagle Valley and Harding Street stations.

The $8.1 million increase in income taxes - net was primarily due to the tax effect of the increase in pretax net operating income.

The $6.9 million increase in purchased power costs was primarily due to a 23% increase in the volume of power purchased during the period ($6.8 million), partially offset by a 7% decrease in the market price of purchased power ($2.7 million). The volume of power we purchase each period is primarily influenced by our retail demand, generating unit capacity and outages, and the fact that at times it is less expensive for us to buy power in the market than to produce it ourselves. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. Additionally, MISO non-fuel market participation costs increased $2.8 million, which includes both current period costs and amortization of previously deferred costs, which were included in IPL’s customer billing rates beginning April 1, 2016. Such costs were deferred as a regulatory asset prior to April 1, 2016 and are now being amortized to expense over a ten-year period.

The $5.2 million decrease in fuel costs was primarily due to a $14.8 million decrease in deferred fuel costs as the result of variances between estimated fuel and purchased power costs in our FAC and actual fuel and purchased power costs; partially offset by (i) an $8.3 million increase in the quantity of fuel consumed as the result of our generating units being called upon by MISO to produce electricity more often versus the comparable period, as described previously, and (ii) a $1.6 million increase due to the higher price of natural gas we consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

MISO non-purchased power costs increased $4.0 million, which includes both current period costs and the amortization of previously deferred costs, which were included in IPL’s customer billing rates beginning April 1, 2016. Such costs were deferred as a regulatory asset prior to April 1, 2016 and are now being amortized to expense over a ten-year period.

Other Income and Deductions

Other income and deductions increased $5.2 million, from income of $6.1 million for the three months ended September 30, 2015, to income of $11.3 million for the same period in 2016. The increase was primarily due to (i) a $3.2 million increase in the allowance for equity funds used during construction as a result of increased construction activity during 2016 and (ii) a $2.7 million loss on early extinguishment of debt for the three months ended September 30, 2015 from the redemption of the remaining $33.5 million of 2016 IPALCO Notes that were tendered in July 2015. These increases were partially offset by a decrease in the income tax benefit of $1.0 million, which was primarily due to the change in pretax nonoperating income during the comparable periods.

Interest and Other Charges

Interest and other charges increased $0.9 million, or 4%, for the three months ended September 30, 2016, primarily due to higher interest on long-term debt of $4.3 million mostly as a result of IPL’s first mortgage bonds debt issuances of $350 million (4.05% Series, due May 2046) in May 2016 and $260 million (4.70% Series, due September 2045) in September 2015; partially offset by a $3.1 million increase in the allowance for borrowed funds used during construction as a result of increased construction activity.

Comparison of nine months ended September 30, 2016 and nine months ended September 30, 2015

Utility Operating Revenues

Utility operating revenues during the nine months ended September 30, 2016 increased by $61.1 million compared to the same period in 2015, which resulted from the following changes (dollars in thousands):

	Nine Months Ended
	September 30,			Percentage
	2016	2015	Change	Change
Utility operating revenues:
Retail revenues	$986,229	$920,084	$66,145	7.2%
Wholesale revenues	8,391	15,506	(7,115)	(45.9)%
Miscellaneous revenues	17,753	15,650	2,103	13.4%
Total utility operating revenues	$1,012,373	$951,240	$61,133	6.4%

Heating degree days:
Actual	2,997	3,665	(668)	(18.2)%
30-year average	3,316	3,288

Cooling degree days:
Actual	1,404	1,145	259	22.6%
30-year average	1,124	1,124

The increase in retail revenues of $66.1 million was primarily due to a net increase in the weighted average price per kWh sold ($70.6 million), partially offset by a 2% decrease in the volume of kWh sold ($8.3 million). The $70.6 million increase in the weighted average price of retail kWh sold was primarily due to: (i) a $50.0 million increase in revenues related to environmental projects, primarily MATS; (ii) DSM program rate adjustment mechanism revenues of $13.1 million; and (iii) the impact of implementing the 2016 rate order along with other retail rate variances. The increase in the weighted average price per kWh sold was partially offset by a $10.8 million decrease in fuel revenues. The majority of the increases in environmental and DSM revenues are offset by increased operating expenses, including depreciation and amortization. The $8.3 million decrease in the volume of kWh sold was primarily due to milder temperatures in our service territory during early 2016 versus the comparable period (as demonstrated by the 18% decrease in heating degree days shown above). The increase in retail revenues also includes the one-time impact of recognizing in IPL’s unbilled revenue calculation the increase in IPL’s base rates relating to revenues that were previously charged through IPL’s environmental cost recovery rate adjustment mechanism, or rider ($3.8 million). While billed through a rider, such revenues relating to environmental cost recovery were not includable in our unbilled calculation.

The decrease in wholesale revenues of $7.1 million was primarily due to a 52% decrease in the quantity of kWh sold ($8.1 million) as IPL’s generation units were not called upon by MISO to produce electricity as often during the first nine months of 2016 versus the comparable period in 2015, largely due to unfavorable prices and unit availability; partially offset by a 13% increase in the weighted average price per kWh sold ($1.0 million). Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability. It is expected that wholesale revenues will increase beginning in 2017 when the Eagle Valley CCGT goes on-line. Currently, 50% of IPL’s wholesale sales margins over an annual benchmark of $6.3 million are returned to our customers through a rate rider.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 (dollars in millions):

Operating expenses for the nine months ended September 30, 2015	$839.3
Decrease in fuel costs	(48.0)
Increase in depreciation and amortization costs	30.0
Increase in power purchased	25.7
Increase in income taxes - net	14.9
Increase in non-purchased power MISO costs	8.4
Increase in DSM program costs	5.6
Decrease in maintenance expenses	(5.1)
Other miscellaneous variances	(2.8)
Operating expenses for the nine months ended September 30, 2016	$868.0

The $48.0 million decrease in fuel costs was primarily due to (i) a $20.0 million decrease in the quantity of fuel consumed as the result of our units being called upon by MISO less often in the comparable periods, as described previously, (ii) a $14.2 million decrease in deferred fuel costs, which includes the one-time impact of recognizing in IPL’s deferred fuel calculation the increase in base rates relating to fuel revenues that were previously charged through a rate adjustment mechanism or rider, (iii) a $7.2 million decrease due to the lower price of natural gas we consumed versus the comparable period, (iv) a $4.9 million decrease due to the lower price of coal we consumed versus the comparable period, and (v) a $1.2 million decrease due to the lower price of oil we consumed versus the comparable period. While part of the fuel rider, IPL’s unbilled fuel revenues were offset in the financial statements by an increase to fuel expense, which is no longer necessary now that these fuel revenues are included in base rates. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

The increase in depreciation and amortization costs of $30.0 million was primarily due to a $17.4 million impact from the amortization of previously deferred environmental costs, as well as the deferral of less costs in the current year. The remaining $12.6 million increase was due to additional assets placed in service and new depreciation and ARO rates implemented beginning in April 2016, partially offset by the impact of the retirements of coal assets at our Eagle Valley and Harding Street stations.

The $25.7 million increase in purchased power costs was primarily due to a 72% increase in the volume of power purchased during the period ($66.4 million), partially offset by a 25% decrease in the market price of purchased power ($46.5 million). The volume of power we purchase each period is primarily influenced by our retail demand, generating unit capacity and outages, and the fact that at times it is less expensive for us to buy power in the market than to produce it ourselves. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. Additionally, MISO non-fuel market participation costs increased $5.4 million, which includes both current period costs and amortization of previously deferred costs, which were included in IPL’s customer billing rates beginning April 1, 2016. Such costs were deferred as a regulatory asset prior to April 1, 2016 and are now being amortized to expense over a ten-year period.

The $14.9 million increase in income taxes - net was primarily due to the tax effect of the increase in pretax net operating income.

MISO non-purchased power costs increased $8.4 million, which includes both current period costs and the amortization of previously deferred costs, which were included in IPL’s customer billing rates beginning April 1, 2016. Such costs were deferred as a regulatory asset prior to April 1, 2016 and are now being amortized to expense over a ten-year period.

The increase in DSM program costs of $5.6 million, which are included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Operations and are recoverable through customer rates, is correlated to an increase in DSM rate adjustment mechanism revenues as a result of timing differences in spending patterns.

Maintenance expenses decreased $5.1 million versus the comparable period primarily due to decreased outages and the retirement of our Eagle Valley station’s coal-fired units in April 2016.

Other Income and Deductions

Other income and deductions increased $19.5 million, from income of $10.3 million for the nine months ended September 30, 2015, to income of $29.8 million for the same period in 2016. The increase was primarily due to (i) a $22.1 million loss on early extinguishment of debt for the nine months ended September 30, 2015 from the purchase and redemption of $400 million of 2016 IPALCO Notes during the summer of 2015 and (ii) a $10.3 million increase in the allowance for equity funds used during construction as a result of increased construction activity. These increases were partially offset by a decrease in the income tax benefit of $13.4 million, which was primarily due to the change in pretax nonoperating income during the comparable periods.

Interest and Other Charges

Interest and other charges decreased $7.2 million, or 9%, for the nine months ended September 30, 2016, primarily due to a $9.4 million increase in the allowance for borrowed funds used during construction as a result of increased construction activity; partially offset by higher interest of $2.5 million on long-term debt mostly as a result of IPL’s first mortgage bonds debt issuances of $350 million (4.05% Series, due May 2046) in May 2016 and $260 million (4.70% Series, due September 2045) in September 2015.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of September 30, 2016, we had unrestricted cash and cash equivalents of $51.3 million and available borrowing capacity of $225.0 million under our $250.0 million unsecured revolving credit facility after outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2018. In December 2015, we received an order from the IURC granting us authority through December 31, 2018 to, among other things, issue up to $650 million in aggregate principal amount of long-term debt and refinance up to $196.5 million in existing indebtedness. As of September 30, 2016, we have a total of $146.5 million of remaining debt issuance authority available under this order. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250.0 million remains available, and, as an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, issue up to $65 million of new preferred stock, all of which remains available under the order as of September 30, 2016. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Our capital expenditures totaled $531.9 million (which includes $15.0 million of payments for financed capital expenditures) and $460.0 million (which includes $1.8 million for financed capital expenditures) for the nine-month periods ended September 30, 2016 and 2015, respectively. The increase in capital expenditures of $71.9 million in 2016 versus 2015 was primarily driven by construction costs related to replacement generation and our environmental construction program. Construction expenditures during the first nine months of 2016 and 2015 were financed primarily with internally generated cash provided by operations, borrowings on our credit facility, long-term borrowings, and equity capital contributions.

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

IPL also plans to spend a total of $632 million (of which $560 million has been expended through September 30, 2016) on replacement generation costs through 2018 as a result of the retirement of existing facilities not equipped with advanced environmental control technologies required to comply with existing and expected regulations. The balance of $72 million is projected to be expended in the three-year period from 2016 to 2018.  Please see “Item 1. Business - Environmental Matters - Unit Retirements and Replacement Generation” as described in IPALCO’s 2015 Form 10-K for more details.

In addition to the amounts listed above, IPL plans to spend additional amounts related to environmental compliance, including $53 million for the three-year period from 2016 to 2018 to comply with the MATS rule (the majority of the $53 million is expected to be spent in 2016). IPL plans to spend a total of $454 million for this project (of which $433 million has been expended for this project through September 30, 2016). Please see “Item 1. Business - Environmental Matters - MATS” as described in IPALCO’s 2015 Form 10-K for more details.

Other environmental expenditures include costs for compliance with the NPDES permit program under the CWA. The costs for NPDES at our Petersburg station for 2016 to 2018 are expected to be $97 million. IPL plans to spend a total of $224 million for this project (of which $192 million has been expended through September 30, 2016). Also, as a result of environmental regulations, IPL completed the refueling of Unit 7 at our Harding Street station in the second quarter of 2016, converting from coal-fired to natural gas-fired. The 2016 to 2018 cost of the projects necessary to complete this conversion, including costs for NPDES, MATS compliance and dry ash handling, are expected to be $57 million (IPL plans to spend a total of $101 million on this project, including amounts already expended through September 30, 2016). IPL has also included in the 2016 to 2018 forecast $149 million related to environmental compliance for CCR and NAAQS regulations and studies related to cooling water intake requirements in sections 316(a) and 316(b) of the CWA. Please see “Item 1. Business - Environmental Matters - Environmental Wastewater Requirements” as described in IPALCO’s 2015 Form 10-K for more details.

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

The following table presents the debt ratings and credit ratings (issuer/corporate rating) and outlook for IPALCO and IPL, along with the dates each rating was effective or affirmed..

Debt rating	IPALCO	IPL	Outlook	Effective or Affirmed
Fitch Ratings	BB+ (a)	BBB+ (b)	Stable	December 2015
Moody’s Investors Service, Inc.	Baa3 (a)	A2 (b)	Stable	October 2016
Standard & Poor’s Financial Services LLC	BB+ (a)	BBB+ (b)	Stable	April 2016

Credit rating	IPALCO	IPL	Outlook	Effective or Affirmed
Fitch Ratings	BB+	BBB-	Stable	December 2015
Moody’s Investors Service, Inc.	—	Baa1	Stable	October 2016
Standard & Poor’s Financial Services LLC	BBB-	BBB-	Stable	April 2016

(a)	Rating relates to IPALCO’s Senior Secured Notes.

(b)	Rating relates to IPL’s Senior Secured Notes.

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first nine months of 2016 and 2015, we paid $86.4 million and $61.2 million, respectively, in dividends to our shareholders. Future distributions to our shareholders will be determined at the discretion of our board of directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and other such factors as IPL’s board of directors deems relevant.

Pension Funding

We contributed $15.9 million and $25.1 million to the Pension Plans during the first nine months of 2016 and 2015, respectively. We currently do not expect to make additional pension funding payments in 2016. Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

POLITICAL FACTORS

The outcome of the U.S. elections could result in significant change to U.S. environmental policies, energy policies and tax laws, the impact of which is uncertain.

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

The existing ash ponds at Petersburg have not yet been able to meet certain structural stability requirements set forth in the CCR rule. As such, IPL would be required to cease use of the ash ponds by April 17, 2017. However, IDEM has granted IPL a variance extending that deadline to April 11, 2018. In order to handle the bottom ash material that would otherwise be sluiced to the ash ponds, IPL plans to install a dry bottom ash handling system at an estimated cost of approximately $47 million. On May 31, 2016, IPL filed its CCR compliance plans with the IURC. IPL is seeking approval for a CPCN to install the bottom ash dewatering system at its Petersburg generating station. We expect to recover through our environmental rate adjustment mechanism any operating or capital expenditures related to the installation of this system. Recovery of these costs is sought through an Indiana statute that allows for 80% recovery of qualifying costs through a rate adjustment mechanism with the remainder recorded as a regulatory asset to be considered for recovery in the next base rate case proceeding. However, there can be no assurances that we will be successful in that regard. In light of the uncertainties at this time, we cannot predict the impact of these requirements on our consolidated results of operations, cash flows, or financial condition, but it is expected to be material.

NAAQS

On August 23, 2010, a new one-hour SO2 primary NAAQS became effective. On August 5, 2013, EPA published in the Federal Register its final designations, which include portions of Marion, Morgan, and Pike counties as nonattainment with respect to the one-hour SO2 standard. On September 30, 2015, IDEM published its final rule establishing reduced SO2 limits for IPL facilities in accordance with the new one-hour standard, for the areas in which IPL’s Harding Street, Petersburg, and Eagle Valley generating stations operate with compliance required by January 1, 2017. The rule will not impact IPL’s Eagle Valley or Harding Street generating stations as these facilities have ceased coal combustion in advance of the compliance date. However, improvements to the existing FGD systems at Petersburg station will be required to meet the emission limits imposed by the rule. IPL estimates costs for compliance at Petersburg station at approximately $48 million for measures that enhance the performance and integrity of the FGD systems. On May 31, 2016, IPL filed its SO2 NAAQS compliance plans with the IURC. IPL is seeking approval for a CPCN for these measures at its Petersburg generating station. We expect to recover through our environmental rate adjustment mechanism any operating or capital expenditures related to compliance with the rule. Recovery of these costs is sought through an Indiana statute that allows for 80% recovery of qualifying costs through a rate adjustment mechanism with the remainder recorded as a regulatory asset to be considered for recovery in the next base rate case proceeding. However, there can be no assurances that we will be successful in that regard. In light of the uncertainties at this time, we cannot predict the impact of the rule on our consolidated results of operations, cash flows, or financial condition, but it is expected to be material.

CSAPR

On October 26, 2016, the EPA published a final rule to update the CSAPR to address the 2008 ozone NAAQS (“CSAPR Update Rule”). CSAPR addresses the “good neighbor” provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s nonattainment, or interference with maintenance of, any NAAQS. The final rule finds that NOx ozone season emissions in 22 states (including Indiana) affect the ability of downwind states to attain and maintain the 2008 ozone NAAQS. For these 22 states, EPA is issuing federal implementation plans that generally update existing CSAPR NOx ozone season emission budgets for electric generating units within these states, and implement these budgets through modifications to the existing CSAPR NOx ozone season allowance trading program. Implementation will start in the 2017 ozone season (May through September 2017). Affected facilities will receive fewer ozone season NOx allowances in 2017 and later, possibly resulting in the need to purchase additional allowances. At this time, we cannot predict what the impact will be with respect to these new standards and requirements, but it could be material.

Selenium Rule

In June 2016, the EPA published the final national chronic aquatic life criterion for the pollutant, Selenium, in fresh water. IPL’s NPDES permits may be updated to include Selenium water quality based effluent limits based on a site specific evaluation process which includes determining if there is a reasonable potential to exceed the revised final Selenium water quality standards for the specific receiving water body utilizing actual and/or projected discharge information for the IPL generating facilities. As a result, it is not yet possible to predict the potential impacts of this final rule at this time, including any challenges to such final rule and the outcome of any such challenges. However, if additional capital expenditures are necessary, they could be material. We would seek recovery of these capital expenditures; however, there is no guarantee we would be successful in this regard.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)), as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2016. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are subject to various lawsuits, actions, claims, and other proceedings. We are also from time to time involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. We have accrued in our Financial Statements for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below), and to comply with applicable laws and regulations will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided for in our Financial Statements, cannot be reasonably determined, but could be material.

Our Form 10-K for the fiscal year ended December 31, 2015, and Forms 10-Q for the quarters ended March 31, 2016, and June 30, 2016, and the Notes to the Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in, or incorporated by reference into, this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings since the filing of such Form 10-K and Forms 10-Q, and should be read in conjunction with such Form 10-K and Forms 10-Q. Please see Note 2, “Regulatory Matters” and Note 8, “Commitments and Contingencies” to the Financial Statements included in Part I – Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us.

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

IPALCO ENTERPRISES, INC.

Date:	November 3, 2016	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(Principal Financial Officer)

Date:	November 3, 2016	/s/ Kurt A. Tornquist
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 3, 2016	/s/ Kenneth J. Zagzebski
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 3, 2016	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer

Exhibit 32

Certification Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The certification set forth below is being submitted in connection with the Quarterly Report on Form 10-Q for the period ended September 30, 2016 (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Kenneth J. Zagzebski, Chief Executive Officer and Craig L. Jackson, Chief Financial Officer of IPALCO Enterprises, Inc. (“IPALCO”), each certifies that, to the best of his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of IPALCO.

Date:	November 3, 2016	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
Chief Executive Officer

Date:	November 3, 2016	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to IPALCO and will be retained by IPALCO and furnished to the Securities and Exchange Commission or its staff upon request.