Form 10-K/A
period 2016-12-31
IPALCO ENTERPRISES, INC.
filed 2017-05-01
CIK 728391

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐ No ☒
(The registrant is a voluntary filer. The registrant has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐    Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)    Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

At April 15, 2017, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which (i) 89,685,177 shares were owned by AES U.S. Investments, Inc. (“AES U.S. Investments”), which is owned by AES U.S. Holdings, LLC (“AES U.S. Holdings”) and (ii) 19,222,141 shares were owned by CDP Infrastructure Fund GP (“CDPQ”), a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec. AES U.S. Holdings is a wholly-owned subsidiary of The AES Corporation (“AES”).

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
IPALCO Enterprises, Inc. (the “Company,” “IPALCO,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “2016 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2017, to include the information required by Items 10 through 13 of Part III of the 2016 10-K. This information was previously omitted from the 2016 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement or to be provided as an amendment to Form 10-K, if such statement or amendment is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to provide certain information required by Part III (Items 10, 11, 12 and 13) to Form 10-K to be incorporated by reference into the 2016 10-K and to delete the references to the definitive proxy statement in Part III to the 2016 10-K. The cover page of the 2016 10-K is also amended to delete the reference to the incorporation by reference of the definitive proxy statement.
Except as described above, no other changes have been made to the 2016 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2016 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2016 10-K, nor does it amend, modify or otherwise update any other information in our 2016 10-K, except as noted in the immediately preceding paragraph. Accordingly, this Amendment should be read in conjunction with our 2016 10-K and with our filings with the SEC subsequent to the filing of our 2016 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2016 10-K.

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
Barry J. Bentley, 51, has been a Director of IPALCO since March 2017. Mr. Bentley is a Vice President of Customer Operations of the United States Strategic Business Unit (“US SBU”) of AES, which includes IPALCO and Indianapolis Power & Light Company (“IPL”), IPALCO’s principal operating subsidiary. Mr. Bentley also serves as a Director of AES U.S. Investments and DPL Inc. (“DPL”) and The Dayton Power and Light Company (“DP&L”), which are also owned by AES. Mr. Bentley brings extensive experience in energy company operations to the Board of Directors. Prior to assuming his current role, Mr. Bentley was the Senior Vice President of Customer Operations for IPL and was responsible for IPL’s transmission and distribution system, Customer Service, Strategic Accounts, and Supply Chain. He also was a Senior Investment Associate with IPALCO. Prior to joining AES, Mr. Bentley served as Principal with EnerTech Capital Partners, a venture capital firm in Wayne, Pennsylvania focused on early stage venture investments in energy and telecommunications. Mr. Bentley received a B.S. in Electrical Engineering at Purdue University in 1988 and has participated in executive education programs at the University of Michigan and the Darden School of Business. He is a member of the executive committee of the board of directors for the Indianapolis Symphony Orchestra and a member of the Indiana University Purdue University of Indianapolis (IUPUI) Dean’s Industry Advisory Council and serves on the executive committee of the board of directors of the Midwest Energy Association.
Renaud Faucher, 52, has been a Director of IPALCO since February 2015, when he was nominated by CDPQ to serve on IPALCO’s Board of Directors. Mr. Faucher also serves as a Director of AES U.S. Investments. Mr. Faucher brings extensive experience in construction, project management and finance to the Board of Directors. Mr. Faucher joined CDPQ in 2006 and he is currently Regional Director North America, Asset Management in the infrastructure group. From 1998 to 2006, he held different positions within wholly owned subsidiaries of Hydro-Québec, as Director, Investments, Vice President, Finance and Vice President, Risk Management. From 1992 to 1998, Mr. Faucher worked on the financing and management of independent power plants across Canada. From 1986 to 1990, Mr. Faucher worked as a project engineer on the construction of large infrastructure projects in Canada and Europe, including the Channel Tunnel project.  Mr. Faucher currently sits on the boards of Colonial Pipeline, Noverco and Gaz Metro and has served as the President of Noverco since February 2016. He sits on various boards and committees related to Invenergy Wind. Previously, Mr. Faucher was on the members’ committee of Cross-Sound Cable Company LLC (a submarine transmission cable between Connecticut and Long Island), a director of Heathrow Airport Holdings Limited (formerly BAA Limited), Noverco and Southern Star Central Gas Pipeline (an interstate pipeline in the United States). Mr. Faucher holds a Bachelor’s degree in Civil Engineering from École Polytechnique de Montréal, as well as an M.B.A. from Concordia University and a DESS (specialized graduate diploma) in Accounting from ESG-UQAM. He is a Chartered Professional Accountant (CPA, CMA).
Paul L. Freedman, 47, has been a Director of IPALCO since February 2015. Mr. Freedman joined AES in 2007, and currently serves as Chief of Staff to the Chief Executive Officer of AES. Mr. Freedman has held several positions at AES including Assistant General Counsel, Senior Corporate Counsel and General Counsel North America Generation. Mr. Freedman also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments and DP&L. Mr. Freedman brings to the Board of Directors his legal and industry experience together with his experience at AES in a wide range of areas, including commercial transactions, financings, corporate strategy, regulatory and environmental matters, and corporate governance. Prior to joining AES, Mr. Freedman was Chief Counsel for credit programs at the U.S. Agency for International Development and he previously worked as an associate at the law firms of White & Case, LLP and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center.

Craig L. Jackson, 44, has been a Director of IPALCO since February 2015. Mr. Jackson is Chief Financial Officer of IPALCO and the US SBU and serves as Vice President and Chief Financial Officer of IPL. Mr. Jackson has served in various capacities within the utility finance and accounting sectors, including with DPL and its affiliates. Mr. Jackson joined DPL in 2004 and has held various positions of increasing responsibility in the finance and accounting organizations at DPL. Mr. Jackson has served as DPL’s Chief Financial Officer since July 2012. Mr. Jackson also has served as DP&L’s Chief Financial Officer since May 2012, as a Director since May 2015, and as Vice President since July 2015 and serves as a director or officer of other AES affiliates, including as a Director and the Chief Financial Officer of AES U.S. Investments. Mr. Jackson brings substantial finance and accounting experience with regulated utilities to the Board of Directors.  Mr. Jackson received a B.S. in business administration from Bloomsburg University and an M.B.A. from Wright State University. Mr. Jackson serves on the board of directors of The DP&L Foundation and Rebuilding Together Indianapolis.
Thomas M. O’Flynn, 57, has been a Director of IPALCO since February 2015 and is the Chairman of the Board. Mr. O’Flynn has served as Executive Vice President and Chief Financial Officer of AES since September 2012 and serves as a director or officer of other AES affiliates, including as the Chairman of the Board of AES U.S. Investments. Mr. O’Flynn brings to the Board of Directors his perspective as a senior financial executive well versed in finance and accounting. Previously, Mr. O’Flynn served as Senior Advisor to the private equity group of Blackstone in the power and utility sector from 2010 to 2012. During this period, Mr. O’Flynn also served as Chief Operating Officer and Chief Financial Officer of Transmission Developers, Inc., a Blackstone-controlled company that develops innovative power transmission projects in an environmentally responsible manner. From 2001 to 2009, he served as the Chief Financial Officer of PSEG, a New Jersey-based merchant power and utility company. He also served as President of PSEG Energy Holdings from 2007 to 2009. From 1986 to 2001, Mr. O’Flynn was in the Global Power and Utility Group of Morgan Stanley. He served as a Managing Director for his last five years at Morgan Stanley and served as the head of the North American Power Group from 2000 to 2001. At Morgan Stanley, he was responsible for senior client relationships and led a number of large merger, financing, restructuring and advisory transactions. Mr. O’Flynn also served on the Board of Silver Ridge Power, a joint venture between AES and Riverstone Holdings LLC from September 2012 through July 2014. Mr. O’Flynn has a B.A. in Economics from Northwestern University and an M.B.A. from the University of Chicago. He is also currently on the board of directors of the New Jersey Performing Arts Center and was the inaugural Chairman of the Institute for Sustainability and Energy at Northwestern University, of which he is still an active Board member.
Olivier Renault, 39, has been a Director of IPALCO since February 2015 and serves as a nominee of CDPQ. Mr. Renault also serves as a Director of AES U.S. Investments. Mr. Renault brings his background in utility transactions and finance to the Board of Directors. Mr. Renault rejoined CDPQ in 2010 as a Director in the Infrastructure and Energy team with a focus on transaction origination and execution in North America. From 2008 to 2010, Mr. Renault was a senior principal with Arcus Infrastructure Partners (formerly Babcock & Brown European Infrastructure Fund), a European-focused infrastructure fund based in London with approximately €2.0 billion under management. From 2005 to 2008, Mr. Renault was a Manager with CDPQ’s infrastructure and energy team. From 2001 to 2005, Mr. Renault was with PwC’s infrastructure finance advisory team based in Montreal and in London. Mr. Renault has been involved with some of CDPQ’s largest transactions in the energy sector, such as Invenergy Wind, Southern Star Central Gas Pipeline, Astoria Power and Enbridge Energy Partners in the United States, as well as Fluxys and Interconnector UK (regulated gas transmission) in Europe. He currently sits on various boards and committees related to Invenergy Wind and is a director of Southern Star Central Corp. Previously, Mr. Renault was a director of Interconnector UK. Mr. Renault holds a Bachelor’s degree in Commerce specializing in accounting from Université du Québec à Montréal (ESG-UQAM). He is a CFA charterholder.
Bradley Scott, 51, has been a Director of IPALCO since March 2017. Mr. Scott joined AES in 2003, and currently serves as Operations Director for the US Central Complex and the Senior Vice President of Power Supply for IPL. Mr. Scott brings over 27 years of experience in energy generation to the Board of Directors, and has held several other positions at AES, including Regional Director for PJM Interconnection, LLC (“PJM”), Plant Manager of IPL’s Petersburg Generating Station, Director of Plant Performance, and Plant Manager of AES Redondo Beach, AES Deepwater and AES Placerita. Mr. Scott also serves as an officer or director of other AES affiliates, including as a Director of AES U.S. Investments. Mr. Scott received a B.S. in Mechanical Engineering from Rochester Institute of Technology.

Fabian E. Souza, 46, has been a Director of IPALCO since March 2017. Mr. Souza joined AES in 2004, and currently serves as Vice President, Controller and Chief Accounting Officer of AES. Mr. Souza brings 25 years of accounting experience to the Board of Directors. Mr. Souza has held several positions at AES including Vice President, Internal Audit and Advisory Services; Deputy Corporate Controller; Assistant Corporate Controller, Global Controllership; Controller, Global Utilities; and Regional Controller. Mr. Souza also serves as an officer or director of other AES affiliates, including as a Director of AES U.S. Investments. Prior to joining AES, Mr. Souza held the position of Assistant Controller at Mobile Satellite Ventures, LP from 2003 to 2004. Prior to that, he served as Assistant Controller at Carey International Inc. and Divisional Controller at Diveo Broadband Networks, Inc. Mr. Souza began his career in public accounting with Arthur Andersen LLP in 1992 and was promoted to the position of Experienced Manager in 1998, serving both private and public audit clients. Mr. Souza received a B.S. in Accounting from Wake Forest University and is a Certified Public Accountant.
Richard A. Sturges, 53, has been a Director of IPALCO since February 2015. Mr. Sturges brings over 18 years of experience in the electric industry to the Board of Directors.  Since joining AES in 2006, Mr. Sturges has held several positions including Director of Finance for North America, Director and Vice President Portfolio Management and, currently, Vice President Mergers & Acquisitions. Mr. Sturges also serves as an officer or director of other AES affiliates, including as a Director of AES U.S. Investments. Previously, Mr. Sturges served as Director, Finance for National Energy and Gas Transmission, Inc. Mr. Sturges holds a Bachelor of Engineering Science from Johns Hopkins University and a Masters in Public and Private Management from Yale University.
Margaret E. Tigre, 39, has been a Director of IPALCO since February 2015. Ms. Tigre also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments. Ms. Tigre brings more than 19 years of financial experience, including ten years in the electric industry, to the Board of Directors.  Since joining AES in 2007, Ms. Tigre has held several positions including Chief of Staff to the Chief Executive Officer, Vice President Corporate Tax and, currently, Vice President and Chief Corporate Tax Officer. Ms. Tigre currently serves as an alternate Director for AES Gener and served as a member of the Board of AES Gener from October 2014 through April 2015. Ms. Tigre holds a B.S. from George Mason University.
Kenneth J. Zagzebski, 57, has been a Director of IPALCO and IPL since March 2009. Since April 2011, Mr. Zagzebski has served as President and Chief Executive Officer of IPALCO. Mr. Zagzebski served as interim President and Chief Executive Officer of IPL from July 1, 2015 to June 1, 2016, and as President and Chief Executive Officer of IPL from April 2011 until June 2013 and March 2014, respectively. Mr. Zagzebski is President of the US SBU and a Vice President of AES. He is also President, Chief Executive Officer and a Director of DPL, a Director of DP&L, and an officer or director of other AES affiliates, including a Director and the President of AES U.S. Investments. Mr. Zagzebski joined IPL as Senior Vice President of Customer Operations in September 2007 and was responsible for the Power Delivery, Customer Services and Enterprise Information Systems business groups. Mr. Zagzebski also served as a member of the Board of AES SUL, LLC from April 2012 through January 2013 and AES Electropaulo S.A. from December 2011 through February 2013. Mr. Zagzebski has more than 25 years of industry experience in diverse executive management, business development and financial roles, including Vice President and Chief Operating Officer for Field Operations at Xcel Energy. His background also includes experience in international energy as Executive Director of NRG Energy Asia-Pacific region, from 1997 to September 1999 where he was responsible for the company’s Asia-Pacific investments. Mr. Zagzebski’s broad industry experience and extensive knowledge and understanding of IPL and IPALCO allow him to provide invaluable insight to the Board of Directors. Mr. Zagzebski has a Bachelor’s degree from the University of Wisconsin, Eau Claire, and an M.B.A. from the Carlson School of Management at the University of Minnesota. Mr. Zagzebski currently Chairs the Marian University Academy For Teaching and Learning Leadership Board of Visitors and serves on the board of directors of the YMCA of Greater Indianapolis and the board of directors of the Central Indiana Corporate Partnership.

EXECUTIVE OFFICERS
Set forth below is certain information regarding each of our current executive officers as of April 15, 2017. IPALCO was acquired by AES in March 2001, and is currently a majority-owned subsidiary of AES U.S. Investments. IPL is our primary operating subsidiary. AES manages its business through a geographically focused strategic business unit (“SBU”) platform. AES businesses in the United States, including IPALCO and IPL, are part of the US SBU; however, the US SBU is not a legal entity. AES U.S. Services, LLC (the “Service Company”), another subsidiary of AES, is a service company established in late 2013 to provide operational and corporate services on behalf of companies that are part of the US SBU, including among other companies, IPALCO and IPL. As a result of this structure, IPALCO and IPL do not directly employ all of the executives responsible for the management of our business.
Officers are elected at the annual meeting of the Board of Directors, and hold office until a successor is duly elected and qualified or until earlier death, resignation or removal from office. There are no family relationships among our Directors and Executive Officers.

Name	Age	Position
Kenneth Zagzebski	57	Director, President and Chief Executive Officer of IPALCO Director, IPL Interim President and Chief Executive Officer of IPL until June 2016 President, US SBU
Craig Jackson	44	Director and Chief Financial Officer of IPALCO Vice President and Chief Financial Officer of IPL Chief Financial Officer, US SBU
Jennifer Killer	41	Vice President, Human Resources, US SBU

Mark Miller	55	Chief Operating Officer, US SBU

Salil Pradhan	49	Vice President, Commercial Operations, US SBU
Rafael Sanchez	42	President and Chief Executive Officer of IPL
Judi Sobecki	45	Secretary and General Counsel of IPALCO and the US SBU Vice President, Secretary and General Counsel of IPL

Biographical information for Messrs. Zagzebski and Jackson is presented under “-Directors” above.
Jennifer Killer, 41, is Vice President, Human Resources for the US SBU, which includes IPALCO and IPL. Previously, Ms. Killer served as Vice President, Human Resources, Global Functions of AES from January 2014 until June 2016. Since joining AES in 2007, Ms. Killer has held several other positions including Director of Human Resources, Global Functions; Director of Global Compensation and Benefits; and Director of Global Human Resources Operations. Ms. Killer also serves as an officer of other AES affiliates. Prior to joining AES, Ms. Killer worked as a human resources manager, compensation and benefits analyst and recruiter for Intelsat General Corporation and a compensation and benefits analyst and recruiter for PanAmSat Corporation. Ms. Killer received a B.A. from Boston College and an M.B.A. from Fairfield University.
Mark E. Miller, 55, is Chief Operating Officer for the US SBU. Mr. Miller joined AES in June 1989 and has helped manage numerous AES generation and distribution businesses in the last 27 years in six international markets, including as the UK country manager from 2009-2014 where he was responsible for commercial operations and development efforts in the Irish electricity market and the UK renewables sector. Mr. Miller brings substantial background in power plant operations across a range of technologies and energy sector commercial activities. In his most recent role as East Complex Manager for the US SBU, Mr. Miller was responsible for a portfolio of coal, wind and energy storage assets operating in the PJM market. Mr. Miller also serves as a director or officer of other AES affiliates. Prior to joining AES, Mr. Miller served 10 years in the U.S. Navy and is a graduate of the Naval Nuclear Program.

Salil Pradhan, 49, is Vice President, Commercial Operations for the US SBU and is responsible for commercial management of the generation portfolio across the US SBU. Prior to joining AES, Mr. Pradhan served in various leadership roles in the energy industry, including Vice President, Portfolio Management of Duke Energy Corporation from January 2007 to March 2015, Managing Director of Emissions Allowances at Cinergy from April 2004 to December 2006, and Manager, Coal and Emissions Fundamentals at American Electric Power from 2002 to 2004. Mr. Pradhan received a B.S. in chemical engineering from UDCT, Mumbai, an M.S. from University of Cincinnati, and an M.B.A. from The University of Chicago. He is also a Certified Financial Analyst (CFA). Mr. Pradhan served as an investment committee member for Cincinnati Center City Development Corporation (3CDC) from 2013 to 2014 and is currently a member of the board for the Dayton Performing Arts Alliance.
Rafael Sanchez, 42, is President and Chief Executive Officer of IPL and also serves as a Director of IPL. Previously, Mr. Sanchez served as Senior Vice President of Strategic Planning for IPL from February 2016 to June 2016. Prior to joining AES, Mr. Sanchez was a partner at Bingham Greenebaum Doll, LLP and served as Vice President of Business Development and Legal Affairs for Fineline Printing Group. Mr. Sanchez also served on the IPL Advisory Board for the last five years. Mr. Sanchez received a B.S. from the University of Puerto Rico and a J.D. from the Indiana University Maurer School of Law. Mr. Sanchez currently serves as the Secretary for the Indianapolis Chamber of Commerce, Co-Chair for Plan 2020, Chair for Cancer Support Community and serves on the executive committee for the United Way of Central Indiana and board of directors of the Indiana Chamber of Commerce and Methodist Health Foundation.
Judi Sobecki, 45, is Secretary and General Counsel of IPALCO and the US SBU and also serves as Vice President, Secretary and General Counsel of IPL. Ms. Sobecki oversees all legal matters for AES’ U.S. operations, including IPL and IPALCO. She also leads the U.S. environmental policy team, which represents AES and its affiliates before environmental enforcement agencies. Ms. Sobecki also serves as General Counsel and Secretary of DPL and Vice President, General Counsel and Secretary of DP&L, and as an officer of other AES affiliates, including as the General Counsel and Secretary of IPALCO’s parent company, AES U.S. Investments. Previously, Ms. Sobecki served as Assistant General Counsel, Regulatory for the US SBU. In that role, she supported all of AES’ U.S. businesses in connection with state public utility commission regulatory matters. Ms. Sobecki joined DP&L in 2007 as Senior Counsel, leading the legal regulatory efforts for DP&L. Prior to joining DP&L, Ms. Sobecki spent over 10 years in a private law practice as a civil trial lawyer, with many of those years representing DP&L in a variety of matters. Ms. Sobecki received a B.S. from Kent State University and a J.D. from Case Western Reserve University.
Code of Ethics
The AES Code of Business Conduct (“Code of Conduct”), adopted by the AES Board of Directors, is intended to govern, as a requirement of employment, the actions of AES employees, including employees of its subsidiaries and affiliates, including the CEO, CFO and Controller of IPL and IPALCO. The Ethics and Compliance Department of AES provides training, information, and certification programs for employees of AES and its subsidiaries (including IPL and IPALCO) related to the Code of Conduct. The Ethics and Compliance Department also has programs in place to prevent and detect criminal conduct, promote an organizational culture that encourages ethical behavior and a commitment to compliance with the law, and to monitor and enforce AES policies. The Code of Conduct is located in its entirety on the AES website (www.aes.com). Any person may obtain a copy of the Code of Conduct without charge by making a written request to: Corporate Secretary, IPALCO Enterprises, Inc., One Monument Circle, Indianapolis, IN 46204. If any amendments (other than technical, administrative or other non-substantive amendments) to, or waivers from, the Code of Conduct are made, AES will disclose such amendments or waivers on its website. Except for such Code of Conduct, the information contained on or accessible through the AES website is not incorporated by reference into this Amendment or the Annual Report on Form 10-K.
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
Nomination of Directors
As of April 15, 2017, IPALCO had not effected any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors. IPALCO’s articles of incorporation and bylaws do not provide formal procedures for shareholders to recommend nominees to the Board of Directors. Except as described below, the Board of Directors has determined that it is in the best position to evaluate IPALCO’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on the Board.
AES U.S. Investments, IPALCO and CDPQ are parties to a Shareholders’ Agreement dated February 11, 2015 (the “Shareholder’s Agreement”). The Shareholders’ Agreement provides AES U.S. Investments the right to nominate nine directors of the IPALCO Board and CDPQ the right to nominate two directors of the IPALCO Board. CDPQ most recently exercised its right in connection with the nomination of Messrs. Renault and Faucher to the Board of Directors in March 2017, and AES U.S. Investments exercised its right in connection with the nomination of the other directors of the Board. See “Shareholders’ Agreement” in Item 13 of this Amendment.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The purpose of this compensation discussion and analysis is to provide information about the material elements of compensation that were paid or awarded to, or earned by, our named executive officers (“NEOs”) in 2016. The compensation paid to our NEOs for 2016 is set forth in the “Summary Compensation Table” below. Our NEOs for 2016 were:

•	Kenneth Zagzebski, our President and Chief Executive Officer, President of the US SBU, and interim President and Chief Executive Officer of IPL until June 2016;

•	Craig Jackson, our Chief Financial Officer, Chief Financial Officer of the US SBU and Vice President and Chief Financial Officer of IPL;

•	Andrew Horrocks, Chief Operating Officer of the US SBU until March 2017;

•	Michael Mizell, Midwest Market Business Leader of the US SBU until February 2017; and

•	Salil Pradhan, Vice President, Commercial Operations of the US SBU.

Mr. Zagzebski is also a Vice President of AES, and, as discussed below, his 2016 compensation was determined in accordance with AES’ compensation practices and policies.
In this CD&A, an explanation of how non-GAAP measures are calculated from the audited financial statements are either included under the heading “Non-GAAP Measures” or in the description of the applicable program in this Amendment.
Background
In order to better understand our compensation programs for our NEOs, we think that it is helpful to better understand how the management of IPALCO is operated within the AES family of companies. IPALCO was acquired by AES in March 2001 and is a majority-owned subsidiary of AES U.S. Investments, and has a minority interest holder, CDPQ, as of February 11, 2015. IPL is our primary operating subsidiary. Most of the key members of our management team are employed by other AES companies and perform roles for both IPALCO and other AES entities.
AES manages its business through a geographically-focused SBU platform. AES’ businesses in the United States, including IPALCO and IPL, are part of the US SBU; however, the US SBU is not a legal entity. AES also has an indirectly wholly-owned subsidiary, the Service Company, which was established in late 2013. The Service Company provides services, including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US SBU, including, among other companies, IPALCO and IPL. As a result of this structure, IPALCO and IPL do not directly employ all of the executives responsible for the management of our business. In 2016, our NEOs were all executive officers of one or more of IPALCO, IPL and the Service Company.
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

Our Executive Compensation Philosophy and Objectives
Our compensation philosophy is consistent with AES’ compensation philosophy, which emphasizes pay-for-performance. Our compensation philosophy is to provide compensation opportunities to each of our NEOs that are commensurate with his or her position, experience, and scope of responsibilities, to furnish incentives sufficient for each NEO to meet and exceed short-term and long-term corporate objectives and to provide executive compensation and incentives that will attract, motivate, and retain a highly skilled management team.
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

•	Our compensation program is continually reviewed to ensure that it meets our objectives and executive compensation philosophy and remains competitive; and

•	We generally do not provide perquisites to our NEOs. Similar to prior years, Mr. Horrocks received certain expatriate benefits in 2016, as described in further detail below.

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
Our Compensation Process
The Chief Operating Officer of AES (the “AES COO”) works with the Chief Human Resources Officer of AES (the “AES CHRO”) to design and review the compensation for our CEO.
Our CEO, the AES COO and the AES CHRO (together, the “Executive Compensation Review Team”) have the responsibility of reviewing and administering compensation for the other officers of the Service Company, IPALCO, and IPL, including for our NEOs. The Vice President of Human Resources of the US SBU (the “VP of HR”) works with our CEO during the compensation process. Neither our CEO nor the VP of HR participates with respect to his or her own compensation. The Executive Compensation Review Team, with assistance from the US SBU human resources team, determines the appropriate pay grade for these NEOs at the date of hire based upon each individual’s position, responsibilities, skills and experience, and reassesses each NEO’s position within the applicable pay grade at the end of each year.
The pay grades comprising our compensation framework are established by the US SBU human resources team in conjunction with the AES human resources team and include specific base salary ranges and short-term bonus and long-term compensation targets for each pay grade. The US SBU human resources team use survey data from the Hay Group, Willis Towers Watson and other sources with regard to looking at the overall pay structure at a very high level. The structure is compared annually to market data from various sources, including the Hay Group and Willis Towers Watson to assess the external competitiveness of the base salary ranges and incentive targets for the pay grades. During our performance review cycle, the Executive Compensation Review Team measures the specific amount and resulting incentive compensation for our NEOs (except that neither our CEO nor the VP of HR participates with respect to his or her own compensation) based on (i) the operational and financial performance of the US SBU and AES, and (ii) the NEO’s target opportunity for his applicable pay grade.
Awards of short-term compensation are made in the form of annual cash bonuses to our NEOs under the AES Performance Incentive Plan (the “PI Plan”) and are determined by the Executive Compensation Review Team in the first quarter of the year following the review period as described below. Awards of long-term compensation were made to our NEOs under the AES 2003 Long Term Compensation Plan, as amended and restated (the “LTC Plan”), and are determined by the Board of Directors of AES based upon the recommendations of the Executive Compensation Review Team in the last quarter of each year as described below.

The use and weight of cash versus non-cash, fixed versus variable and short- versus long-term components of executive compensation is generally dictated by the applicable pay grade for each NEO, as described above. As we are not subject to the federal proxy rules, we are not required to hold a shareholder advisory vote on our executive compensation, or a “Say-on-Pay” vote.
Our CEO’s compensation is higher than the compensation paid to our other NEOs, largely due to the scope of his position and his overall responsibility for the strategy and direction of IPALCO, IPL and the US SBU, as well as his overall influence on near- and long-term performance of IPALCO, IPL and the US SBU, in general. In comparison to our other NEOs, our CEO’s total compensation is more heavily weighted towards incentive compensation.
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

The pay grades comprising our compensation framework provide specific allocations of cash versus equity compensation and short- and long-term compensation. The Executive Compensation Review Team sets each individual element of total compensation within the parameters of the pay grade applicable to each particular NEO, as set forth below.

2016 Compensation Determinations
Base Salary
Base salary represents the “fixed” component of our executive compensation program for our NEOs. We provide our NEOs with base salaries in order to provide fixed cash compensation that is competitive and reflects experience, responsibility, and expertise. Base salaries are reviewed annually in the last quarter of each year and are adjusted as appropriate within the base ranges of the applicable pay grade. Base salary is also reviewed for an executive officer if there is a promotion or a newly appointed executive officer. Internal company salary guidance regarding annual base pay adjustments is also taken into consideration, and adjustments to base salaries are made when needed to reflect individual performance, retention considerations and address internal equity. Please see the “Salary” column of the Summary Compensation Table below for the base salary amounts paid to our NEOs for the years indicated.
2016 Performance Incentive Plan Payouts
In addition to base salaries, in 2016 we provided performance-based, annual cash bonuses under the PI Plan. Each pay grade has a corresponding PI Plan target opportunity, which is assessed annually. Each NEO's opportunity corresponds to the opportunity applicable to his pay grade. These awards are paid based on the achievement of AES and US SBU safety, financial, and operational key performance indicators (“KPIs”), and strategic objectives, which were established in the first quarter of 2016. The PI Plan is structured in a manner that provides our NEOs a direct incentive to achieve such KPIs and objectives.
AES’ performance is a key factor in determining whether awards will be made under the PI Plan for the relevant fiscal year. In 2016, payments under the PI Plan were determined based on the AES and US SBU 2016 performance measures as described in the tables below. Performance measures were based upon management's business goals for the US SBU for 2016. Individual awards are paid out at 0-200% of the target applicable to each pay grade depending on scores achieved relative to the performance measures.

While goals are set for specific safety measures, as described in the tables below, the Compensation Committee of the AES Board of Directors (the “AES Compensation Committee”) approves a safety score for AES based on its qualitative assessment of performance, and our Executive Compensation Review Team, with input from the US SBU management team, approves a safety score for the US SBU based on its qualitative assessment of performance.
Targets for the 2016 financial measures for AES and the SBU were equal to 2016 budget, subject to pre-established guidelines for adjusting the targets in the event of certain events during the year. No adjustments were made in 2016. US SBU actual financial results correlate directly to the applicable financial metrics score. Operational KPIs measure how effectively and reliably we operate our plants and meet our customers’ electricity needs. For AES and the US SBU, each KPI is weighted and has a threshold, target and maximum performance goal set at the beginning of the year. The final index score may range from 0% to 200%.
We also set goals with respect to the following strategic objectives: construction, new growth projects and the AES Energy Star Program, an internal initiative to increase efficiencies. The AES Compensation Committee approves the score for AES on a formulaic basis considering actual performance relative to pre-set Megawatts (“MW”) growth targets as well as construction program schedules and budgets, and our Executive Compensation Review Team, with input from the US SBU management team, approves a score for the US SBU based on its assessment of performance on its US SBU strategic objectives.

AES 2016 Actual Results: The AES Compensation Committee determined to pay the 2016 corporate performance score based on actual results of the pre-established performance measures as shown below. As a result, the AES performance score for 2016 was determined to be 112%, as follows:

Measurement Category	Target Goal	Actual Result	Weight	Final Score (as % of Target)
Safety	Serious Safety Incidents • No serious safety incidents in the workplace Lost Time Incident Case Rate ("LTI") • AES People: Edison Electric Institute Top Decile • Operational Contractors: Edison Electric Institute Top Decile • Construction Contractors: Bureau of Labor Statistics Top Quartile Proactive Safety Measures • Achieve 2016 goals	Serious Safety Incidents • One or more serious incidents occurred Lost Time Incident Case Rate ("LTI") • AES People: Unfavorable to target • Operational Contractors: Unfavorable to target • Construction Contractors: Favorable to target Proactive Safety Measures • Exceeded safety walk and meeting goals	10%	0% (qualitative assessment)
Financial	• Adjusted EPS* (15% weight): $1.00 • Proportional Free Cash Flow* (20% weight): $1,175 million • Parent Free Cash Flow* (15% weight): $575 million	• Adjusted EPS: $0.98 • Proportional Free Cash Flow: $1,417 million • Parent Free Cash Flow: $579 million	50%	139%
Operational KPIs	Generation KPIs • Commercial availability (32.8% weight) • Equivalent forced outage factor (24% weight) • Equivalent availability factor (21.8% weight) • Heat rate (17% weight) • Days sales outstanding (4.4% weight) Distribution KPIs • System Average Interruption Duration Index (43.3% weight) • System Average Interruption Frequency Index (30% weight) • Non-technical losses (3.7% weight) • Customer Satisfaction Index (12.3% weight) • Days sales outstanding (10.7% weight)	• Operational KPI Score of 111	10%	111%
Strategic Objectives	Construction (10% weight) • Advance construction program on time / on budget AES Energy Star Program (10% weight) • Run rate cost savings and revenue enhancements of $50M New Growth Projects (10% weight) • 750 MWs of new growth projects or acquisitions in 2016	Advance Construction Programs • On time score: 79% • On budget score: 82% AES Energy Star Program (10% weight) • Run rate cost savings and revenue enhancements of $65M New Growth Projects • 754 MWs of new growth projects or acquisitions	30%	104%
	Overall AES Performance Score 112%

* An explanation of how non-GAAP measures are calculated from the audited financial statements are either included under the heading “Non-GAAP Measures” or in the description of the applicable program in this Amendment.

US SBU 2016 Performance: The US SBU performance for 2016 was assessed based on a number of factors, which are described in the following chart. Taking these factors together as a whole, the US SBU performance for 2016 was determined to be 109%.

Measurement Category	Target Goal	Actual Result	Weight	Final Score (as % of Target)
Safety	• Zero fatalities • Zero LTI Rate for AES people and operational contractors • OSHA Incident Rate (Edison Electric Institute top quartile) • Safety meeting attendance (95%) • Safety Events - Learning • Opportunities (563) • Safety walks (12,352)	• Fatalities occurred • 2016 LTI case rate below target • OSHA incident rate unfavorable to target • Monthly safety meeting attendance exceeded target • Safety events were below target • Number of safety walks exceeded target	10%	0% (qualitative assessment)
Financial	• Adjusted Pretax Contribution* (30% weight): $391.2 million • Proportional Free Cash Flow* (40% weight): $593.5 million • Subsidiary Distributions* (30% weight): $268.5 million	• Adjusted Pretax Contribution: $352.1 million • Proportional Free Cash Flow: $642.0 million • Subsidiary Distributions: $295.6 million	50%	117%
Operational KPIs
Distribution KPIs
•    System Average Interruption Duration Index (50% weight)
•    System Average Interruption Frequency Index (30% weight)
•    Customer satisfaction (10% weight)
•    Days sales outstanding (10% weight)
Generation KPIs
Thermal
•    Equivalent forced outage factor (26.1% weight)
•    Commercial availability (39.2% weight)
•    Equivalent Availability Factor (16.6% weight)
•    Heat rate (Btu/kWh) (18.1% weight)
Wind
•    Equivalent forced outage factor (40% weight)
•    Net capacity factor (10% weight)
•    Commercial availability (50% weight)
Distributed Energy
•    Commercial availability (100% weight)
Battery Energy Storage System (BESS)
•    Equivalent forced outage factor (16.6% weight)
•    Commercial availability (18.1% weight)
•    Equivalent Availability Factor (16.6% weight)

		• Distribution KPIs exceeded target • With the exception of commercial availability which was above target, Thermal Generation KPIs were below target • Wind Generation KPIs were below target • Distributed Energy KPI was above target • BESS KPIs were below target	10%	118%
Strategic Objectives	• AES Energy Star Program (10% weight) • IPL Environmental Projects (5% weight) • Southland Development (5% weight) • Renewable Growth (5% weight) • DPL ESP Case (5% weight)	AES Energy Star Progress: 95% of target • Satisfactory participation and exceeded targets IPL Environmental Projects Progress: 75% of target • Progressed on schedule and budget and exceeded safety performance (with the esception of IPL CCGT) Southland Development Progress: 140% of target Renewable Growth Progress: 200% of target DPL ESP Case Progress: 80% of target	30%	114% (qualitative assessment)
	Overall US SBU Performance Score 109%
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
The Executive Compensation Review Team determines the individual bonus amounts for each NEO (other than our CEO) within this framework. The VP of HR works with our CEO with regard to such determinations except with respect to her own compensation. The NEO’s individual contributions to the success of the US SBU in achieving the performance objectives outlined above and the performance of the NEO’s respective division or line of business are also reviewed in such determinations but did not materially affect the resulting compensation of our NEOs, with the exception of Mr. Mizell as further described below. The AES COO and the AES CHRO determine the bonus amount for Mr. Zagzebski based upon the same considerations. For 2016, the resulting annual incentive cash awards for all of our NEOs with the exception of Mr. Mizell were slightly above their respective target annual incentive opportunities. Based on his responsibility and the delayed regulatory outcomes we experienced in Indiana and Ohio, Mr. Mizell’s annual incentive was set at 93.5% of his target.
The following table sets forth the amounts of the annual incentive cash awards under the PI Plan earned by our NEOs in 2016, which were paid in early 2017.

			Actual 2016 Annual Incentive Cash Award
NEO	2016 Target Annual Incentive ($)(1)	2016 Target Annual Incentive (% of base salary)	Dollar Value	% of Target Annual Incentive
Kenneth Zagzebski	$347,181	85%	$400,995	115.5%
Craig Jackson	$166,296	60%	$186,584	112.2%
Andrew Horrocks	$106,828(1)	50%	$ 117,510	109.9%
Michael Mizell	$164,705	60%	$153,999	93.5%
Salil Pradhan	$128,500	50%	$ 134,282	104.5%

(1)	Based on annual base salary rate.

Long Term Compensation
We grant a mix of cash- and equity-based awards under the LTC Plan. These awards attract and retain key individuals who are critical to the success of our business and align the interests of our NEOs with those of stockholders over the long term. Grants to our NEOs under the LTC Plan, whether in cash or stock, vest over a three-year period and are determined based on a percentage of the individual’s base salary. In 2016, our NEOs other than our CEO received awards- 50% in cash in the form of Performance Units and 50% in stock in the form of Restricted Stock Units. Our CEO received awards - 40% granted in the form of Performance Cash Units that vest in cash, 40% granted in the form of Performance Stock Units that vest in AES stock, and 20% granted in the form of Restricted Stock Units that vest in AES stock. No stock options were granted in 2016.
Performance Units, or PUs, represent the right to receive cash subject to performance- and service-based vesting conditions. Each unit granted has a $1 target value. If performance is below 75% of target, 0% of the units vest. Maximum performance is attained at 125% of target, which would trigger a vesting of 200% of the granted units. Between these levels, straight-line interpolation is used to determine the vesting percentage for the award. PUs vest in equal installments over a three-year period. Performance is based on EBITDA less Maintenance and Environmental Capital Expenditures of AES (“CapEx”) (“EBITDA less CapEx”), calculated as described below, versus target achieved over the three-year measurement period. If the required performance metric is achieved, awards, to the extent service vested, are paid out in the calendar year immediately following the date on which the performance period ends. The AES Compensation Committee approved an EBITDA less CapEx target for the 2016 PUs that was considered to be highly challenging and will require improvement over prior performance.
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
The following table illustrates the vesting percentage at each EBITDA less CapEx level for targets set for the PUs for the 2016-2018 performance period:

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
Performance Stock Units Based on Proportional Free Cash Flow: Performance stock units represent the right to receive a single share of AES Common Stock subject to performance- and service-based vesting conditions. Performance stock units granted in 2016 are eligible to vest subject to AES’ three-year cumulative Proportional Free Cash Flow. Proportional Free Cash Flow is a measure of long-term cash generation driven by increasing revenue, reducing costs, improving productivity and efficiently utilizing capital.
The Proportional Free Cash Flow target is set for the three-year performance period and is subject to pre-defined, objective adjustments during the three-year performance period based on changes to AES’ portfolio, such as an asset divestiture or sale of a portion of equity in a subsidiary.
The final value of the performance stock unit award depends upon the level of Proportional Free Cash Flow achieved over the three-year measurement period as well as AES’ share price performance over the period since the award is stock-settled. If a threshold level of Proportional Free Cash Flow is achieved, units vest and are settled in the calendar year that immediately follows the end of the performance period.
The following table illustrates the vesting percentage at each Proportional Free Cash Flow level for targets set for the 2016-2018 performance period:

Performance Level	Vesting Percentage
Below 75% of Performance Target	0%
Equal to 87.5% of Performance Target	50%
Equal to 100% of Performance Target	100%
Equal to or greater than 125% of Performance Target	200%

Between the Proportional Free Cash Flow levels listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn performance stock units is also generally subject to the continued employment of the NEO. The AES Compensation Committee approved a Proportional Free Cash Flow target for the 2016 performance stock unit that was considered to be challenging and will require improvement over prior performance.

Performance Cash Units Based on AES Total Stockholder Return: Performance cash units represent the right to receive a cash-based payment subject to performance- and service-based vesting conditions. Performance cash units granted in 2016 are eligible to vest subject to AES’ Total Stockholder Return from January 1, 2016 through December 31, 2018 relative to companies in three different indices. The indices and their weightings are as follows:

•	S&P 500 Utilities Index - 50%

•	S&P 500 Index - 25%

•	MSCI Emerging Markets Index - 25%

We use Total Stockholder Return as a performance measure to align our CEO’s compensation with stockholders’ interests since the ability to earn the award is linked directly to stock price and dividend performance over a period of time.
Total Stockholder Return is defined as the appreciation in stock price and dividends paid over the performance period as a percent of the beginning stock price. To determine share price appreciation, we use a 90-day average stock price for AES, the S&P 500 Utilities Index companies, the S&P 500 Index companies, and the MSCI Emerging Markets Index companies at the beginning and end of the three-year performance period. This avoids short-term volatility impacting the calculation.
The value of each performance cash unit is equal to $1.00, and the number of performance cash units that vest depends upon AES’ percentile rank against the companies in the indices. If AES’ Total Stockholder Return is above the threshold percentile rank established for the performance period, a percentage of the units vest and are settled in cash in the calendar year that immediately follows the end of the performance period. The following table illustrates the vesting percentage at each percentile rank for the 2016-2018 performance period:

AES 3-Year Total Stockholder Return Percentile Rank	Vesting Percentage
Below 30th percentile	0%
Equal to 30th percentile	50%
Equal to 50th percentile	100%
Equal to 70th percentile	150%
Equal to or above the 90th percentile	200%

Between the percentile ranks listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn these performance cash units is also generally subject to the continued employment of the NEO.
Restricted Stock Units, or RSUs, represent the right to receive a single share of AES Common Stock subject to service-based vesting conditions. AES grants RSUs to assist in retaining executives and also to increase their ownership of AES Common Stock, which further aligns executives’ interests with those of AES stockholders. RSUs vest based on continued service with AES in three equal installments, beginning on the first anniversary of the grant date. Each NEO (other than Mr. Zagzebski) received 50% of his 2016 long-term compensation in the form of RSUs. Mr. Zagzebski received 20% of his long-term compensation in the form of RSUs. Further details on 2016 RSU grants can be found in the Grants of Plan-Based Awards Table of this Amendment.
2016 Long Term Compensation Grants
As in previous years, the allocation of long-term compensation components granted in 2016 was based on a review of market practice conducted by AES and is aligned with the objective of fostering the long-term corporate performance of AES, as our parent company, and rewarding individual performance.
The following table sets forth the target grant value for grants under the LTC Plan made to our NEOs in 2016. The target grant values are based on the Black-Scholes value of the stock options, assuming the options are exercised at the end of the full contractual term and the grant date closing stock price of AES Common Stock for PSUs and RSUs.

	February 2015 Long-Term Compensation Expected Target Grant Value
Name	As % of Base Salary	Dollar Amount
Kenneth Zagzebski	150%	$556,976
Craig Jackson	65%	$174,907
Andrew Horrocks	55%	$127,867
Michael Mizell	65%	$173,233
Salil Pradhan	60%	$150,000

As discussed in “Our Compensation Process” above, the long-term compensation target grant values are generally dictated by the NEOs applicable AES pay grade. Further detail on all long-term compensation grants to our NEOs can be found in the Summary Compensation Table and the Grants of Plan-Based Awards Table of this Amendment.
Prior Year Performance Unit Vesting in 2016
All NEOs, except for Messrs. Zagzebski and Pradhan, received a grant of PUs in February 2014. PUs are not a component of Mr. Zagzebski’s CEO compensation package, and Mr. Pradhan had not yet joined the US SBU in 2014. PUs represent the right to receive cash, subject to performance- and service-based vesting conditions. The 2014 PU grant vested based on the same vesting conditions as the PUs granted in 2016 (a performance vesting condition based on EBITDA less CapEx target, together with a three-year service-based vesting condition), which terms are described in further detail above.
The PUs paid out at 70.02% of target based on AES’ actual EBITDA less CapEx result of $6,619M , which was 92.5% of the target EBITDA less CapEx goal. Thus, the total payout for this award for the NEOs, other than Messrs. Zagzebski and Valdez, is shown in the following table:

	Target Number of Performance Units	% of Target Vested Based on:
NEO		Cumulative EBITDA less CapEx	Final Vested Value
Craig Jackson	81,250	70.02%	$56,891
Michael Mizell	81,250	70.02%	$56,891
Andrew Horrocks	68,737	70.02%	$48,130

Further details on the 2014-2016 PU payouts can be found in the Summary Compensation Table of this Amendment.
Prior Year Performance Stock Units Vesting in 2016
Mr. Zagzebski received a grant of PSUs in February 2014 for the 2014-2016 performance period. For the 2014-2016 PSUs, 50% of the target number of shares was based on AES Total Stockholder Return relative to the S&P 500 Utility companies for the period from January 1, 2014 to December 31, 2016. The remaining 50% of the target number of units was based on the achievement of AES’ cumulative EBITDA less CapEx target for the 2014-2016 performance period.
There was no payout for the 50% portion of the PSU awarded based on Total Stockholder Return because AES did not attain the performance threshold, which was Total Stockholder Return equal to the 30th percentile of S&P 500 Utility companies. The 50% portion of the PSU awarded based on AES’ EBITDA less CapEx, which was calculated in the same manner as the 2016 PSUs as described above, paid out at 70% of the target number of shares based on AES’ actual EBITDA less CapEx result of $6,619M, which was 92.5% of the target EBITDA less CapEx goal. Thus, the total payout for the 2014-2016 PSUs for Mr. Zagzebski was 35% of the original target number of PSUs as shown in the following table:

	Target Number of Performance Stock Units	% of Target Vested Based on:		Final Shares Vested
NEO		Relative AES Total Stockholder Return	Cumulative EBITDA less CapEx	Number Of Shares	% of Original Target
Kenneth Zagzebski	13,756	0%	70%	4,816	35%

See Long-Term Compensation-Performance Units above for a description of EBITDA less CapEx.
Further details on the 2014-2016 PSU payout to Mr. Zagzebski can be found in the Option Exercises and Stock Vested Table of this Amendment.
Other Relevant Compensation Elements and Policies
Perquisites
We generally do not provide any perquisites to our NEOs. In 2016 and consistent with prior years, Mr. Horrocks, who is a U.K. citizen, received certain expatriate benefits, such as auto allowance, home visits, housing and gross-up of U.S. taxes.
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
Severance and Change in Control Arrangements
AES maintains certain severance and change in control arrangements, including the AES Corporation Severance Plan (the “Severance Plan”) and change in control provisions in the long-term compensation award agreements. Upon a change in control of AES, unvested long-term compensation awards held by our NEOs would only fully vest and become payable immediately should a double-trigger occur. The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control. Any PUs, PSUs and PCUs would vest based on attainment of target levels of performance. In addition, all NEOs are entitled to payments and benefits under the Severance Plan, in the event of qualifying terminations of employment, both related and unrelated to a change in control. Finally, upon a termination of service or in the event of a change in control, participants’ account balances in the RSRP (described in the 2016 Nonqualified Deferred Compensation Table below) would be paid out, either as a lump-sum payment or according to the participant’s election. Please see “Potential Payments upon Termination and Change in Control” below for a more detailed summary of these payments and benefits.
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

REPORT OF THE BOARD OF DIRECTORS
The Board of Directors has reviewed and had the opportunity to discuss the Compensation Discussion and Analysis with management and, based on this review and discussion, recommended that it be included in this Amendment and our Annual Report on Form 10-K for the year ended December 31, 2016.
The Board of Directors of IPALCO Enterprises, Inc.

Barry J. Bentley	Renaud Faucher
Craig L. Jackson	Thomas M. O’Flynn
Bradley Scott	Fabian E. Souza
Margaret E. Tigre	Kenneth J. Zagzebski

SUMMARY COMPENSATION TABLE (2016, 2015 and 2014)

Name and Principal Position (a)	Year (b)	Salary ($) (c)(1)	Stock Awards ($) (d)(2)	Option Awards ($) (e)(3)	Non-Equity Incentive Plan Compensation ($) (f)(4)	Change In Pension Value ($) (g)(5)	All Other Compensation ($) (h)(6)	Total ($) (i)
Kenneth Zagzebski President and CEO	2016	$407,163	$512,419	$—	$400,995	$—	$26,600	$1,347,177
	2015	$370,984	$258,307	$107,272	$307,169	$—	$36,557	$1,080,289
	2014	$360,219	$285,596	$100,171	$545,927	$—	$34,323	$1,326,236

Craig Jackson CFO	2016	$276,881	$87,457	$—	$243,475	$72,471	$9,275	$689,559
	2015	$268,731	$83,682	$—	$198,023	$12,829	$9,275	$572,540
	2014	$257,299	$81,255	$—	$219,477	$132,286	$16,492	$706,809

Andrew Horrocks COO, US SBU	2016	$260,871	$63,932	$—	$165,640	$—	$158,420	$648,863
	2015	$252,273	$65,443	$—	$155,723	$—	$51,917	$525,356
	2014	$237,994	$68,732	$—	$203,577	$—	$234,458	$744,761

Michael Mizell Midwest Market Business Leader, US SBU	2016	$274,232	$86,619	$—	$210,890	$8,892	$9,275	$590,008
	2015	$266,236	$83,682	$—	$191,476	$6,632	$9,275	$557,301
	2014	$257,299	$81,255	$—	$175,728	$8,798	$20,787	$543,867

Salil Pradhan Vice President Commercial Operations, US SBU	2016	$257,758	$74,998	$—	$134,282	$—	$13,250	$480,288

(1)
The base salary earned by each NEO during fiscal years 2016, 2015 or 2014, as applicable. Compensation information for a NEO is given for the earliest of the last three completed years that the officer was a NEO of the Company and all subsequent completed years. The compensation disclosed in this table represents the full amount of compensation paid to each NEO and is not limited to the portion of each NEO’s compensation allocated to and paid by IPALCO. The increase in our CEO’s salary for 2016 relative to the 2015 level exceeded the increases for our other NEOs largely due to the increase in initiatives for the US SBU.

(2)
Aggregate grant date fair value of performance stock units and performance cash units granted to Mr. Zagzebski in the year, and restricted stock units granted to all NEOs in the year, which are computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718, “Compensation - Stock Compensation” (“FASB ASC Topic 718”), disregarding any estimate of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuation may be found in the financial statements, footnote 17 to the financial statements, or Management’s Discussion & Analysis, as appropriate, contained in the AES Annual Report on Form 10-K for the year ended December 31, 2016 (“AES Form 10-K”), which also includes information for 2014 and 2015. Assuming the maximum market and financial performance conditions are achieved, and in the case of performance stock units the share price at grant, the maximum value of performance stock units and performance cash units granted in fiscal year 2016, and payable upon completion of the 2016-2018 performance period is $445,582 and $445,580, respectively.

(3)
Aggregate grant date fair value of stock options granted in the year, which are computed in accordance with FASB ASC Topic 718. The aggregate grant date fair value disregards any estimates of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuation may be found in the financial statements, footnote 17 to the financial statements, or Management’s Discussion & Analysis, as appropriate, contained in the AES Form 10-K, which also includes information for 2014 and 2015. No stock options were granted in 2016.

(4)
The value of all non-equity incentive plan awards earned during the 2016, 2015, and 2014 fiscal years and paid in 2017, 2016, and 2015, respectively, which includes awards earned under our PI Plan (our annual incentive plan) and awards earned for the three-year performance periods ending December 31, 2016, 2015 and 2014, respectively, for our cash-based performance units granted under the LTC Plan. The following chart shows the breakdown of awards under these two plans for each NEO.

Name	Year	Annual Incentive Plan Award	Payouts for Performance Unit Award	Total Non- Equity Incentive Plan Compensation
Kenneth Zagzebski	2016	$400,995	$—	$400,995
	2015	$307,169	$—	$307,169
	2014	$411,900	$134,027	$545,927

Craig Jackson	2016	$186,584	$56,891	$243,475
	2015	$137,132	$60,891	$198,023
	2014	$199,691	$19,786	$219,477

Andrew Horrocks	2016	$117,510	$48,130	$165,640
	2015	$97,703	$58,020	$155,723
	2014	$135,348	$68,229	$203,577

Michael Mizell	2016	$153,999	$56,891	$210,890
	2015	$142,893	$48,583	$191,476
	2014	$175,728	$—	$175,728

Salil Pradhan	2016	$134,282	$—	$134,282

(5)
Messrs. Jackson and Mizell participate in the DP&L Retirement Income Plan. The pension plan change in value for Messrs. Jackson and Mizell is provided for the years indicated. Details of this pension plan are set forth in the Pension Benefits table. Messrs. Zagzebski, Horrocks and Pradhan do not participate in an employer sponsored pension plan.

(6)
All Other Compensation includes employer contributions to both qualified and nonqualified defined contribution retirement plans. The following chart shows the breakdown of contributions under these plans for each NEO. For 2016, other compensation for Mr. Horrocks includes (i) compensation he received as an expatriate such as auto allowance ($4800), home visits (including airfare and miscellaneous costs) ($28,265), housing ($37,019), Indiana state tax payments ($29,754), and tax preparation services ($7,044) and (ii) contributions of $38,288 made by AES to Mr. Horrocks’ U.K. pension plan. Mr. Horrocks also received a gross-up of taxes for 2016, which was fully offset by amounts deducted from his compensation by AES in 2016 and as such these amounts are not included in the table. For 2015, other compensation for Mr. Horrocks is compensation he received as an expatriate such as auto allowance ($4,800), home visits ($5,767), housing ($37,019), and tax preparation services ($4,331). Mr. Horrocks also received a gross-up of U.S. taxes for 2015, which was fully offset by amounts deducted from his compensation by AES in 2015 and as such these amounts are not included in the table. For 2014, (i) other compensation for Messrs. Jackson and Mizell includes relocation and related expenses for relocating to Indianapolis, Indiana, and (ii) other compensation for Mr. Horrocks includes relocation and related expenses for relocating to the United States, together with compensation he receives as an expatriate such as auto allowance, home visits, housing, and tax preparation services. Mr. Horrocks also received a gross-up of taxes for 2014 that exceeded amounts deducted from his compensation by AES in 2014 by $45,287, which amount is included in the table for 2014 compensation.

Name	Year	Employer Contribution to Qualified Defined Contribution Plans	Employer Contribution to Nonqualified Defined Contribution Plans	Other	Total Other Compensation
Kenneth Zagzebski	2016	$13,250	$13,350	$—	$26,600
	2015	$21,050	$15,507	$—	$36,557
	2014	$28,300	$6,023	$—	$34,323

Craig Jackson	2016	$9,275	$—	$—	$9,275
	2015	$9,275	$—	$—	$9,275
	2014	$8,723	$—	$7,769	$16,492

Andrew Horrocks	2016	$13,250	$—	$145,170	$158,420
	2015	$—	$—	$51,917	$51,917
	2014	$—	$21,919	$212,539	$234,458

Michael Mizell	2016	$9,275	$—	$—	$9,275
	2015	$9,275	$—	$—	$9,275
	2014	$9,100	$—	$11,687	$20,787

Salil Pradhan	2016	$13,250		$—	$13,250

GRANTS OF PLAN-BASED AWARDS (2016)
The following table provides information about the plan based cash and equity awards made to the NEOs in 2016.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units(#)(4)	Grant Date Fair Value of Stock and Option Awards ($)(6)
Name	Grant Date	Units	Threshold ($)	Target ($)	Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Kenneth Zagzebski			$—	$315,619	$631,239	(1)
	19-Feb-16						—	23,676	47,352		$222,791
	19-Feb-16									11,838	$111,396
	19-Feb-16						111,395	222,790	445,580		$178,232
Craig Jackson			$—	$161,453	$322,906	(1)
	19-Feb-16	87,454	$43,727	$87,454	$174,908	(2)
	19-Feb-16									9,294	$87,457
Andrew Horrocks			$—	116,243	232,485	(1)
	19-Feb-16	63,934	$31,967	63,934	127,868	(2)
	19-Feb-16									6,794	$63,932
Michael Mizell			$—	$159,908	$319,816	(1)
	19-Feb-16	86,617	$43,309	$86,617	$173,234	(2)
	19-Feb-16									9,205	$86,619
Salil Pradhan			$—	$84,375	$168,750	(1)
	19-Feb-16	75,000	$37,500	$75,000	$150,000	(2)
	19-Feb-16									7,970	$74,998

(1)
Each NEO received an award under the PI Plan (our annual cash incentive plan) in 2016. The first row of data for each NEO shows the threshold, target and maximum award under the PI Plan. For the PI Plan, the threshold award is 0% of the target award, and the maximum award is 200% of the target award. The extent to which awards are payable depends upon AES’ performance against goals established in the first quarter of the fiscal year. This award was paid in the first quarter of 2017 and the actual payout amounts are shown in footnote 4 to the Summary Compensation Table.

(2)
Each NEO other than Mr. Zagzebski received a grant of performance units on February 19, 2016, which were awarded under the LTC Plan and are paid in cash. These units vest based on both market and financial performance conditions, and service conditions. The financial performance condition is based on the EBITDA less CapEx metric for the three-year period ending December 31, 2018 (as more fully described in the CD&A of this Amendment). The second row of data for each NEO other than Mr. Zagzebski shows the threshold, target and maximum award. At threshold, the vesting percentage is 50%. At maximum performance, the vesting percentage is 200%. Straight-line interpolation is applied for performance between the threshold and target and between the target and maximum.

(3)
Mr. Zagzebski received a grant of performance stock units on February 19, 2016 awarded under the LTC Plan. These units vest based on the financial performance condition of Proportional Free Cash Flow for the three year period ending December 31, 2018(as more fully described in the CD&A of this Amendment). The second row of data for Mr. Zagzebski shows the total number of AES shares at threshold, target and maximum. At threshold, the vesting percentage is 0%. At maximum performance, the vesting percentage is 200%. Straight-line interpolation is applied for performance between the threshold and target and between the target and maximum.

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
Mr. Zagzebski also received Performance Cash Units on February 19, 2016 awarded under the LTC Plan. These units vest based on AES’ Total Stockholder Return as compared to the Total Stockholder Return of the S&P 500 Utility companies, the S&P 500 Index, and the MSCI Emerging Markets Index for the three-year period ending December 31, 2018 (as more fully described in the CD&A of this Amendment). The fourth row of data for Mr. Zagzebski shows the number of units at threshold, target and maximum, where $1.00 is the per unit value. At threshold against each of the three indices, the vesting percentage is 50%. At maximum performance, the vesting percentage is 200%. Straight line interpolation is applied for performance between the threshold and target and between the target and maximum.

(4)
Each NEO received restricted stock units on February 19, 2016 awarded under the LTC Plan. These units vest on a service-based condition in which one-third of the restricted stock units vest on each of the first three anniversaries of the grant.

(5)
Aggregate grant date fair value of performance stock units, performance cash units, and restricted stock units granted in the year which are computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718, “Compensation-Stock Compensation” (“FASB ASC Topic 718”) disregarding any estimates of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuation may be found in AES’ financial statements, footnotes to the financial statements (footnote 17), or Management’s Discussion & Analysis, as appropriate, contained in AES’ Form 10-K which also includes information for 2014 and 2015. Assuming the maximum market and financial performance conditions are achieved, and in the case of performance stock units the share price at grant, the maximum value of performance stock units and performance cash units granted in fiscal year 2016, and payable upon completion of the 2016-2018 performance period, is shown in the Summary Compensation Table notes.

Descriptions of the compensation elements included in the Summary Compensation Table and Grants of Plan-Based Awards Table, including the Performance Incentive Plan and Long Term Compensation Plan and awards made thereunder are set forth in the CD&A of this Amendment.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2016)
The following table contains information concerning exercisable and unexercisable stock options and unvested stock awards with respect to AES stock granted to the NEOs that were outstanding on December 31, 2016. The market value of stock awards is based on the closing price of a share of AES Common Stock on December 31, 2016 of $11.62. The NEOs do not hold any equity in IPALCO. This table excludes the following column which is not applicable based on award types currently outstanding: Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)(5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kenneth Zagzebski	4,902	—		$18.87	22-Feb-18
	35,401	—		$11.17	15-Feb-23
	20,175	10,888	(1)	$14.63	21-Feb-24
	17,274	34,548	(2)	$11.89	20-Feb-25
	(3)					18,322	$212,902	54,866	$657,543
								445,580	$445,580
Craig Jackson						15,838	$184,038	—	—
Andrew Horrocks	3,544	—		$22.28	23-Feb-17
	3,690	—		$18.87	22-Feb-18
	(3)
						12,030	$139,789
Michael Mizell						15,749	$183,003
Salil Pradhan						7,970	$92,611

(1)	Option grant made on February 21, 2014 vests in one final installment on February 21, 2017.

(2)	Option grant made on February 20, 2015 vests in two installments on February 20, 2017 and February 20, 2018.

(3)	No stock options were granted in 2016.

(4)	Included in this column are grants of restricted stock units that vest in three equal installments on the first three anniversaries of grant. These awards include:
A restricted stock unit grant made to all NEOs, except for Mr. Pradhan, on February 21, 2014 that that vests in one final installment on February 21, 2017.
A restricted stock unit grant made to all NEOs, except for Mr. Pradhan, on February 20, 2015 that vests in two remaining installments on February 20, 2017 and February 20, 2018.
A restricted stock unit grant made to all NEOs on February 19, 2016 that vests in three installments on February 19, 2017, February 19, 2018, and February 19, 2019.
Performance stock units earned and vested but not yet paid, as of December 31, 2016 are not reflected in this table. However, they are reflected in the Options and Stock Vested table.

(5)
Included in this column are: (i) performance stock units granted to Mr. Zagzebski on February 20, 2015 which vest based on market and financial performance conditions (AES three-year cumulative Total Stockholder Return relative to S&P 500 Utility companies and EBITDA less CapEx, each weighted 50%) and three-year service conditions (but only when and to the extent the market and financial performance conditions are met); and (ii) performance stock units granted to Mr. Zagzebski on February 19, 2016 which vest based on financial performance condition of AES’ three-year cumulative Proportional Free Cash Flow, and three-year service conditions (but only when and to the extent financial performance conditions are met).

Based on AES’ performance through the end of fiscal year 2016 relative to the performance criteria, the AES current period to-date results for the ongoing performance periods are between threshold and target, and, thus, the target number of performance stock units granted in 2015 and 2016 is included above.

Performance cash units granted to Mr. Zagzebski on February 19, 2016 which vest based on market performance conditions (AES three-year cumulative Total Stockholder Return relative to S&P 500 Utility companies, S&P 500 companies, and MSCI Emerging Market index companies) and three-year service conditions (but only when and to the extent the market performance conditions are met).

Based on AES’ performance through the end of fiscal year 2016 relative to the performance criteria, our current period-to-date results for ongoing performance period are between target and maximum and thus the maximum number of performance cash units granted in 2016 is included above.
OPTION EXERCISES AND STOCK VESTED (2016)
The following table contains information concerning the exercise of AES stock options and the vesting of performance stock unit and restricted stock unit awards by the NEOs during 2016.

	Option Awards		Stock Awards (1)
Name (a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c)	Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(e)
Kenneth Zagzebski	—	—	11,136	$114,915
Craig Jackson	—	—	6,301	$58,788
Andrew Horrocks	—	—	5,405	$50,380
Michael Mizell	—	—	5,876	$54,890
Salil Pradhan	—	—	—	$—

(1)	Vesting of stock awards in 2016 consisted of four separate grants, as set forth in the following tables:

Number of Shares Acquired on Vesting (#)

Name	2/21/2014 PSUs (i)	2/15/2013 RSUs (ii)	2/21/2014 RSUs (iii)	2/20/2015 RSUs (iv)	Total
Kenneth Zagzebski	4,816	2,162	1,834	2,324	11,136
Craig Jackson	—	2,104	1,851	2,346	6,301
Andrew Horrocks	—	2,005	1,566	1,834	5,405
Michael Mizell	—	1,679	1,851	2,346	5,876
Salil Pradhan	—	—	—	—	—
Value Realized on Vesting ($)

Name	2/21/2014 PSUs (i)	2/15/2013 RSUs (ii)	2/21/2014 RSUs (iii)	2/20/2015 RSUs (iv)	Total
Kenneth Zagzebski	55,962	19,826	17,258	21,869	114,9154
Craig Jackson	—	19,294	17,418	22,076	58,788
Andrew Horrocks	—	18,386	14,736	17,258	50,380
Michael Mizell	—	15,396	17,418	22,076	54,890
Salil Pradhan	—	—	—	—	—

(i) The February 21, 2014 performance stock unit grant vested based on two conditions. The first was based on AES Total Stockholder Return (50%) relative to companies in the S&P 500 Utilities Index and the second was based on AES EBITDA less CapEx financial metric (50%) for the three year period ended December 31, 2016 which resulted in a payout of 35.010% of target. Final certification of results and distribution of shares occurred in the first quarter of 2017. For purposes of this Amendment, the performance stock units vested at that performance level as of December 31, 2016 at the closing stock price of $11.62.

(ii) The February 15, 2013 restricted stock unit grant vests in three equal installments on the anniversary of the grant. The vesting of the third installment occurred on February 15, 2016 at a vesting price of $9.17.

(iii) The February 21, 2014 restricted stock unit grant vests in three equal installments on the anniversary of the grant. The vesting of the second installment occurred on February 21, 2016 at a vesting price of $9.41.

(iv) The February 20, 2015 restricted stock unit grant vests in three equal installments on the anniversary of the grant. The vesting of the first installment occurred on February 20, 2016 at a vesting price of $9.41.

PENSION BENEFITS (2016)

The following table provides information with respect to the DP&L Retirement Income Plan, which is the only defined benefit pension plan in which any of the NEOs participate. During 2016, no payments or benefits were paid to any of the NEOs under the DP&L Retirement Income Plan.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)(2)	Present Value of Accumulated Benefit ($) (d)(3)(4)
Kenneth Zagzebski (1)	—	—	$—
Craig Jackson	DP&L Retirement Income Plan	16	$435,273
Andrew Horrocks (1)	—	—	$—
Michael Mizell	DP&L Retirement Income Plan	4	$30,658
Salil Pradhan (1)	—	—	$—

(1)	Messrs. Zagzebski, Horrocks and Pradhan do not participate in an employer-sponsored pension plan.

(2)	Assumes 1,000 hours earned in plan years 2000-2016 for Mr. Jackson, and for plan years 2013-2016 for Mr. Mizell.

(3)	Based on the census data as reported by DPL for valuation purposes and the following assumptions:

Measurement Date	12/31/2016	12/31/2015	12/31/2014	12/31/2013
Discount Rate	4.28%	4.49%	4.02%	4.86%
Cash Balance Interest Credit	3.79%	3.79%	3.80%	3.79%
Post-retirement Mortality	MRP 2007 projected generationally with MSS-2016	MRP 2007 projected generationally with MSS-2007	MRP 2007 projected generationally with MSS-2007	RP 2000 projected generationally with Scale AA
Pre-retirement Mortality	None	None	None	None
Withdrawal	None	None	None	None
Retirement Age - Pre - 2011	62	62	62	62
Form of Payment - Pre - 2011 hires	Single Life Annuity	Single Life Annuity	Single Life Annuity	Single Life Annuity
Retirement Age - Post - 2010	65	65	65	65
Form of Payment - Post - 2010 hires	Lump Sum	Lump Sum	Lump Sum	Lump Sum

Additionally, these calculations assume census information as follows:

	Date of Birth	Date of Hire
Mr. Jackson	9/29/1972	2/14/2000
Mr. Mizell	4/27/1967	11/13/2012

Compensation:
Year	Mr. Jackson	Mr. Mizell	IRS Maximum Compensation

2016	$265,000	$265,000	$265,000
2015	$265,000	$265,000	$265,000
2014	$260,000	$260,000	$260,000
2013	$244,635	$250,000	$255,000
2012	$222,692	$4,808	$250,000
2011	$200,877	N/A	$245,000

(4)
For Mr. Jackson, the Present Value of Accumulated Benefit calculations includes the $187.50 monthly supplemental benefit payable from age 62 to age 65. For Mr. Mizell, the Present Value of Accumulated Benefits equals the cash balance account at December 31, 2016.

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

NONQUALIFIED DEFERRED COMPENSATION (2016)

The following table contains information for the NEOs for each of our plans that provides for the deferral of compensation that is not tax-qualified.

Name (a)(1)	Executive Contributions in Last Fiscal Year ($) (b)	Employer Contributions in Last Fiscal Year ($) (c)(2)	Aggregate Earnings in Last Fiscal Year ($) (d)	Aggregate Withdrawals/Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)(3)
Kenneth Zagzebski	$2,600	$13,350	$9,932	$—	$51,437
Craig Jackson	$—	$—	$—	$—	$—
Andrew Horrocks	$—	$—	$—	$—	$—
Michael Mizell	$26	$—	$1	$—	$27
Salil Pradhan	$202,903	$—	$26,109	$—	$347,688

(1)
Messrs. Jackson and Horrocks are eligible to participate in the AES Corporation Restoration Supplemental Retirement Plan (RSRP) but do not currently participate in this plan. Because Messrs. Jackson and Mizell do not participate in the AES 401(k) plan, they are not eligible to receive an employer match on RSRP contributions.

(2)
Represents employer contributions to the RSRP in 2016. The amount reported in this column, as well as the employer’s additional contributions to the AES or DPL 401(k) plans, are included in the amounts reported in the 2016 row of the “All Other Compensation” column of the Summary Compensation Table. Mr. Pradhan was not eligible for an employer match in 2016 because matching contribution to his AES 401(k) for fiscal year 2016 were not limited pursuant to the Code as described in the narrative description relating to the Nonqualified Deferred Compensation table below.

(3)	In the 2014 and 2015 rows of the Summary Compensation Table, the amounts of $6,023 and $15,507 were previously reported for Mr. Zagzebski.

Narrative Disclosure Relating to the Nonqualified Deferred Compensation Table
The AES Corporation Restoration Supplemental Retirement Plan (RSRP)

The Code places statutory limits on the amount that participants, such as our NEOs, can contribute to the AES Corporation Retirement Savings Plan (the “AES 401(k) Plan”). As a result of these regulations, matching contributions made to the AES 401(k) Plan accounts of certain of our NEOs who participated in that plan in fiscal year 2016 were limited. To address the fact that participant and employer contributions are restricted by the statutory limits imposed by the Code, our NEOs and other highly compensated employees are eligible to participate in the RSRP, which is designed primarily to restore benefits limited under our broad-based retirement plans due to statutory limits imposed by the Code.

Under the AES 401(k) Plan, eligible employees, including certain of our NEOs, can elect to defer a portion of their compensation into the AES 401(k) Plan, subject to certain statutory limitations imposed by the Code such as the limitations imposed by Sections 402(g) and 401(a)(17) of the Code. The Company matches, dollar-for-dollar, the first five% of compensation that an individual contributes to the AES 401(k) Plan. In addition, individuals who participate in the RSRP may defer up to 80% of their compensation (excluding bonuses) and up to 100% of their annual bonus under the RSRP. The Company provides a matching contribution to the RSRP for individuals who actively defer and who are also subject to the statutory limits described above.

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

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL (2016)

The following table contains estimated payments and benefits to each of the NEOs in connection with a termination of employment, both related and unrelated to a change in control, or a change in control of AES. The following amounts assume that a termination or change in control of AES occurred on December 31, 2016, and, where applicable, uses the closing price of AES Common Stock of $11.62 (as reported on the NYSE on December 30, 2016). None of the NEOs would be entitled to compensation upon a change in control of IPALCO.

For each NEO, the payments and benefits detailed in the table below are in addition to any payments and benefits under our plans and arrangements that are offered or provided generally to all salaried employees on a non-discriminatory basis and any accumulated vested benefits for each NEO, including those set forth in the Pension Benefits (2016), and any stock options vested as of December 31, 2016 (which are set forth in the Outstanding Equity Awards at Fiscal Year-End Table (2016).

	Termination
Name	Voluntary or for Cause	Without Cause	In Connection with Change in Control	Death	Disability	Change in Control Only (No Termination)
Kenneth Zagzebski
Cash Severance (1)	$0	$408,449	$816,898	$0	$0	$0
Accelerated Vesting of LTC (2)	$0	$0	$913,390	$913,390	$913,390	$0
Benefits Continuation (3)	$0	$16,202	$24,303	$0	$0	$0
Outplacement Assistance (4)	$0	$25,000	$25,000	$0	$0	$0
Total	$0	$449,651	$1,779,590	$913,390	$913,390	$0
Craig Jackson
Cash Severance (1)	$0	$277,160	$554,320	$0	$0	$0
Accelerated Vesting of LTC (2)	$0	$0	$355,180	$355,180	$355,180	$0
Benefits Continuation (3)	$0	$14,907	$22,361	$0	$0	$0
Outplacement Assistance (4)	$0	$25,000	$25,000	$0	$0	$0
Total	$0	$317,067	$956,861	$355,180	$355,180	$0
Andrew Horrocks
Cash Severance (1)	$0	[$209,546]	[$209,546]	$0	$0	$0
Accelerated Vesting of LTC (2)	$0	$0	$247,861	$247,861	$247,861	$0
Benefits Continuation (3)	$0	[$9,901]	[$9,901]	$0	$0	$0
Outplacement Assistance (4)	$0	$0	$0	$0	$0	$0
Total	$0	$219,447	$467,308	$247,861	$247,861	$0
Michael Mizell
Cash Severance (1)	$0	$274,508	$549,016	$0	$0	$0
Accelerated Vesting of LTC (2)	$0	$0	$324,436	$324,436	$324,436	$0
Benefits Continuation (3)	$0	$16,202	$24,303	$0	$0	$0
Outplacement Assistance (4)	$0	$25,000	$25,000	$0	$0	$0
Total	$0	$315,710	$922,755	$324,436	$324,436	$0
Salil Pradhan
Cash Severance (1)	$0	[$84,018]	[$84,018]	$0	$0	$0
Accelerated Vesting of LTC (2)	$0	$0	$142,623	$142,623	$142,623	$0
Benefits Continuation (3)	$0	[$5,297]	[$5,297]	$0	$0	$0
Outplacement Assistance (4)	$0	$0	$0	$0	$0	$0
Total	$0	$89,315	$231,938	$142,623	$142,623	$0

(1)
In addition to the amounts reflected in the above table, a pro rata bonus, to the extent earned, would be payable to Messrs. Zagzebski, Jackson and Mizell upon a termination without cause or a qualifying termination following a change in control. Pro rata bonus amounts are not included in the above table because, as of December 31, 2016, the service and performance conditions under AES’ 2016 annual incentive plan would have been satisfied, so such amounts would be paid irrespective of whether a termination or change in control occurs. Amounts for NEOs are based upon annual base salary rates.

(2)	Accelerated vesting of Long-Term Compensation (“LTC”) includes:

•	For Messr. Zagzebski, the in-the-money value of unvested stock options granted in February 2014 and 2015;

•	For Mr. Zagzebski, the value of outstanding performance stock units granted in February 2015 and 2016 at the target payout level;

•	The value of outstanding restricted stock units granted in February 2014, 2015 and 2016; and

•	The value of unvested performance units granted in February 2015 and 2016, at the target payout level.

The following table provides further detail on accelerated vesting of LTC awards by award type.

Name	Zagzebski	Jackson	Horrocks	Mizell	Pradhan
Long-Term Award Type:
Stock Options	$—	$—	$—	$—	$—
Performance Cash Units	$222,790	$—	$—	$—	$—
Performance Stock Units	$477,698	$—	$—	$—	$—
Restricted Stock Units	$212,902	$184,038	$139,789	$183,003	$92,611
Performance Units	$—	$171,142	$108,072	$141,433	$50,012
Total Accelerated LTC Vesting	$913,390	$355,180	$247,861	$324,436	$142,623

(3)
Upon a termination without cause or a qualifying termination following a change in control, the NEO may receive continued medical, dental and vision benefits. The value of this benefits continuation is based on the share of premiums paid by the employer on each NEO’s behalf in 2016, based on the coverage in place at the end of December 2016. For the benefit continuation period, each NEO is responsible for paying the portion of premiums previously paid as an employee.

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

Potential Payments upon Termination under the AES Corporation Severance Plan

The Severance Plan provides for certain payments and benefits to participants upon the Involuntary Termination or Termination for Good Reason of their employment under certain circumstances, including the execution of a release by the participant pursuant to the terms of the Severance Plan. All of our NEOs were entitled to the benefits provided by the Severance Plan in 2016.

Certain employees, including the NEOs are eligible for severance benefits, including salary continuation, applicable benefits and severance payments under the Severance Plan if the employee separates from service due to Involuntarily Termination or for Good Reason (each as defined below). Benefits are not available under the Severance Plan if the individual’s employment is terminated in connection with certain events as set forth herein, including voluntary resignation, separation from service for Cause, due to death or disability, the sale of a business, or in connection with a voluntary transfer of employment or the decline of a new job position located within 50 miles of the employee’s current work site.

Upon the termination of his or her employment under the above circumstances, our NEOs, other than Messrs. Horrocks and Pradhan, would be entitled to receive the following:

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

•
The NEO will be provided with outplacement services provided by an independent agency, provided that the benefit is incurred by and may not extend beyond December 31 of the second calendar year following the calendar year in which the termination occurred; and

•
In the event that termination of the NEO’s employment occurs due to the circumstances described above and within two years after a “change in control,” the amount of the NEO’s salary continuation payment will be doubled, and the length of the healthcare benefit continuation period will also be doubled, but can never be more than 18 months.

In the event of a qualifying termination under the Severance Plan, Mr. Horrocks would be entitled to 11.5 months’ prorated annual compensation and continuation of health, dental and vision benefits during this 11.5-month period, and Mr. Pradhan would be entitled to 4-months’ prorated annual compensation and continuation of health, dental and vision benefits during this 4-month period.

The obligation to provide these payments and benefits to the NEOs under the Severance Plan would be conditioned upon the execution and delivery of a written release of claims against the Company and AES. At our discretion, the release may also contain such noncompetition, nonsolicitation and nondisclosure provisions as we may consider necessary or appropriate.

Payment of Long-Term Compensation Awards in the Event of Termination or Change in Control as Determined by the Provisions Set Forth in the 2003 Long Term Compensation Plan (for all NEOs)

The vesting of performance stock units, performance cash units, restricted stock units, stock options and performance units and the ability of our NEOs to exercise or receive payments under those awards may be accelerated upon (1) the termination of a NEO’s employment or (2) as a result of a change in control. The vesting conditions are defined by the provisions set forth in the 2003 Long Term Compensation Plan as outlined below:

Performance Stock Units, Performance Cash Units, Restricted Stock Units and Performance Units. Our CEO holds outstanding performance stock units and performance cash units. All of our NEOs hold outstanding restricted stock units, and all of our NEOs, except for Mr. Zagzebski hold outstanding performance units. If a NEO’s employment is terminated by reason of death or disability prior to the third anniversary of the grant date of a performance stock unit, performance cash unit, or a restricted stock unit, the performance stock units (at target), the performance cash units (at target) and/or restricted stock units will immediately vest and be delivered. If a NEO separates from service prior to the end of a performance period due to death or disability, all performance units will vest on such termination date and a cash amount equal to $1 for each performance unit generally will be paid to the NEO on such date or as soon as practicable thereafter.

If the NEO’s employment is terminated for any reason other than death or disability prior to the third anniversary of the grant date of a restricted stock unit, the NEO will forfeit all restricted stock units for which the service-based vesting condition has not been met.

The performance stock unit grants and performance cash unit grants provide that voluntary termination or termination for cause prior to the end of the three-year performance period will result in the forfeiture of all outstanding performance stock units and performance cash units. Involuntary termination other than for cause or a qualified retirement, which requires the NEO to reach 60 years of age and have at least seven years of service with the employer, allow prorated time-vesting in increments of one-third or two-thirds vesting if the NEO has completed one or two years of service from the grant date, respectively.

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

If a change in control occurs prior to the payment date of a performance stock unit, performance cash unit, restricted stock unit award, or performance unit award, outstanding performance stock units and performance cash units (at target), restricted stock units, and performance units will only become fully vested should a double-trigger occur. The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control.

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

In the event of a change in control, all of the NEO’s stock options will only become fully vested should a double-trigger occur. The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control. However, the AES Compensation Committee may cancel outstanding stock options (1) for consideration equal to an amount to which the NEO would otherwise be entitled to receive in the change in control transaction if the NEO exercised the stock options, less the exercise price of such stock options, or, (2) if the amount determined pursuant to (1) would be negative, for no consideration. Any such payment may be made in cash, securities, or other property.

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

Definition of Terms

The following definitions are provided in the AES Corporation Severance Plan (the “Severance Plan”) and related Benefits Schedule used in this description:

“Cause” generally means termination of service due to the employee’s dishonesty, insubordination; continued and repeated failure to perform his or her assigned duties or willful misconduct in the performance of such duties; intentionally engaging in unsatisfactory job performance; failing to make a good faith effort to bring unsatisfactory job performance to an acceptable level; violation of the policies, procedures, work rules or recognized standards of behavior; misconduct related to his or her employment; or a charge, indictment or conviction of, or a plea of guilty or nolo contendere to, a felony.

“Change in Control” generally means the occurrence of one or more of the following events: (i) a transfer or sale of all or substantially all of AES’ assets, (ii) a person (other than someone in AES Management) becomes the beneficial owner of more than 35% of AES outstanding stock, (iii) during any one year period, individuals who at the beginning of such period constitute the Board of AES (together with any new Director whose election or nomination was approved by a majority of the Directors who were either in office at the beginning of such period or who were so approved, excluding anyone who became a Director as a result of a threatened or actual proxy contest or solicitation, including through the use of proxy access procedures as may be provided in the AES bylaws) cease to constitute a majority of the Board, or (iv) the consummation of a merger or similar transaction involving AES securities representing 65% or more of the then-outstanding voting stock of the corporation resulting from such transaction are held subsequent to such transaction by beneficial owners of AES immediately prior to such transaction in substantially the same proportions as their ownership immediately prior to such transaction.

“Good Reason” or “Good Reason Termination” generally means, without an employee’s written consent, his or her separation from service (for reasons other than death, Disability or Cause, as such terms are defined in the Severance Plan) by any employee due to the following events, within two years of the consummation of a Change in Control: (i) the relocation of an employee’s principal place of employment to a location that is more than 50 miles from his or her previous principal place of employment; (ii) a material diminution in the duties or responsibilities of any employee; and (iii) a material reduction in the base salary or annual incentive opportunity of an employee.

“Involuntary Termination” generally means an involuntary separation from service due to a reduction in force, the permanent job elimination, the restructuring or reorganization of a business unit, division, department, or other business segment, a termination by mutual consent due to unsatisfactory job performance with our agreement that the employee is entitled to benefits, or declining an offer to relocate to a new job position more than 50 miles from the employee’s current location.

The following definition is provided in the RSRP of the terms used in this description:

“Change in Control” means the occurrence of one or more of the following events: (i) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of AES to any Person or Group (as that term is used in Section 13(d)(3) of the Exchange Act) of Persons; (ii) a Person or Group (as so defined) of Persons (other than AES Management of the Company on the date of the adoption of the RSRP or their affiliates) shall have become the beneficial owner of more than 35% of the outstanding voting stock of AES; or (iii) during any one-year period, individuals who at the beginning of such period constitute the Board of AES (together with any new Director whose election or nomination was approved by a majority of the Directors then in office who were either Directors at the beginning of such period or who were previously so approved, but excluding under all circumstances any such new Director whose initial assumption of office occurs as a result of an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of any individual, corporation, partnership or other entity or group) cease to constitute a majority of the Board of Directors. Notwithstanding the foregoing or any provision of the RSRP to the contrary, the foregoing definition of change-in-control shall be interpreted, administered and construed in manner necessary to ensure that the occurrence of any such event shall result in a change-in-control only if such event qualifies as a change in the ownership or effective control of a corporation, or a change in the ownership of a substantial portion of the assets of a corporation, as applicable, within the meaning of Treas. Reg. § 1.409A-3(i)(5).

The following definition is provided in the 2003 Long Term Compensation Plan of the terms used in this description:

“Change-in-Control” means the occurrence of one or more of the following events: (i) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of AES to any Person or Group (as that term is used in Section 13(d) (3) of the Exchange Act) of Persons, (ii) a Person or Group (as so defined) of Persons (other than AES Management on the date of the adoption of the 2003 Long Term Compensation Plan or their affiliates) shall have become the beneficial owner of more than 35% of the outstanding voting stock of AES, or (iii) during any one-year period, individuals who at the beginning of such period constitute the Board of AES (together with any new Director whose election or nomination was approved by a majority of the Directors then in office who were either Directors at the beginning of such period or who were previously so approved, but excluding under all circumstances any such new Director whose initial assumption of office occurs as a result of an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of any individual, corporation, partnership or other entity or group) cease to constitute a majority of the Board. Notwithstanding the foregoing or any provision of the 2003 Long Term

Compensation Plan to the contrary, if an award is subject to Section 409A (and not excepted therefrom) and a Change of Control is a distribution event for purposes of an award, the foregoing definition of Change-in-Control shall be interpreted, administered and construed in manner necessary to ensure that the occurrence of any such event shall result in a Change of Control only if such event qualifies as a change in the ownership or effective control of a corporation, or a change in the ownership of a substantial portion of the assets of a corporation, as applicable, within the meaning of Treas. Reg. § 1.409A-3(i)(5).

Director Compensation

None of our current directors receives any compensation for his or her services on the Board. No director who served on our Board for any part of 2016 that is or was also an employee of IPL, AES, or any of its affiliates, received any additional payment for their services on the Board. Information regarding the compensation received by current and former directors in their capacities as employees of our affiliates is set forth in “Item 13. Certain Relationships, Related Transactions and Director Independence” of this Amendment. We did not have any non-employee directors who received compensation for their services on the Board in 2016.

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
The following two tables set forth information regarding the beneficial ownership of IPALCO’s Common Stock and the AES’ Common Stock as of March 15, 2017 by (a) each current Director of IPALCO and each NEO set forth in the Summary Compensation Table in this Amendment, (b) all Directors and Executive Officers of IPALCO as a group and (c) all persons who are known by IPALCO to be the beneficial owner of more than five percent (5%) of the Common Stock of IPALCO. Under SEC Rule 13d-3 of the Exchange Act, “beneficial ownership” includes shares for which the individual, directly or indirectly, has or shares voting power (which includes the power to vote or direct the voting of the shares) or investment power (which includes the power to dispose or direct the disposition of the shares), whether or not the shares are held for individual benefit. Under these rules, more than one person may be deemed the beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the best of our knowledge, sole voting and investment power with respect to the indicated shares of IPALCO and AES Common Stock.
Except as otherwise indicated, the address for each person below is c/o IPALCO Enterprises, Inc. One Monument Circle, Indianapolis, Indiana 46204.
(a)    Common Stock of IPALCO(1)

Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership	Percent of IPALCO Common Stock Outstanding
AES U.S. Investments, Inc.	89,685,177	82.35%
CDP Infrastructure Fund, GP
1000, Place Jean-Paul-Riopelle
Montréal (Québec) H2Z 2B3	19,222,141	17.65%
All Directors and Executive Officers as a Group (16 people)	0	0%

(b)    Common Stock of The AES Corporation

Name/Address	Position Held With the Company	Shares of Common Stock Beneficially Owned (2)(3)	Percent of Class (2)(3)
Barry J. Bentley	Director	16,003	*
Renaud Faucher	Director	0	0%
Paul L. Freedman	Director	18,807	*
Andrew J. Horrocks	Executive Officer	19,671	*
Craig L. Jackson	Director and Executive Officer	29,465	*
Michael S. Mizell	Executive Officer	15,961	*
Thomas M. O’Flynn	Director	928,102	*
Salil Pradhan	Executive Officer	13,891	*
Olivier Renault	Director	0	0%
Bradley Scott	Director	17,106	*
Fabian E. Souza	Director	32,576	*
Richard A. Sturges	Director	30,583	*
Margaret E. Tigre	Director	63,281	*
Kenneth J. Zagzebski	Director and Executive Officer	135,541	*
All Directors and Executive Officers as a Group (16 people)		1,167,665	*

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

(2)
The shares of AES Common Stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the SEC rules, shares of AES Common Stock, which are subject to options, units or other securities that are exercisable or convertible into shares of AES Common Stock within 60 days of March 15, 2017, are deemed to be outstanding and beneficially owned by the persons holding such options, units or other securities. Such underlying shares of Common Stock are deemed to be outstanding for the purpose of computing such person’s ownership percentage, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes (a) the following shares issuable upon exercise of options outstanding as of March 15, 2017 that are able to be exercised within 60 days of March 15, 2017: Mr. Bentley - 2,832 shares; Mr. Faucher - 0 shares; Mr. Freedman - 2,042 shares; Mr. O’Flynn - 609,979 shares; Mr. Pradhan - 0 shares; Mr. Renault - 0 shares; Mr. Scott - 2,485 shares; Mr. Souza - 2,778 shares; Mr. Sturges - 3,132 shares; Ms. Tigre - 45,927 shares; Mr. Zagzebski - 105,114 shares; Mr. Jackson - 0 shares; Mr. Horrocks - 3,690 shares; Mr. Mizell - 0 shares; all directors and executive officers as a group - 776,980 shares; (b) the following units issuable under the AES 2003 Long Term Compensation Plan: Mr. Bentley - 13,102 shares; Mr. Freedman - 14,518 shares; Mr. O’Flynn - 170,419 shares; Mr. Pradhan -11,777 shares; Mr. Scott - 11,641 shares; Mr. Souza - 10,084; Mr. Sturges - 15,877 shares; Ms. Tigre - 16,312 shares; Mr. Zagzebski - 18,092 shares; Mr. Jackson - 16,092 shares; Mr. Horrocks - 11,290 shares; Mr. Mizell - 15,961 shares; all directors and executive officers as a group - 332,532 shares; (c) the following shares held in The AES Retirement Savings Plan or IPL Thrift Plan: Mr. Bentley - 69 shares; Mr. Freedman - 2,247 shares; Mr. O’Flynn - 8,839 shares; Mr. Pradhan - 485 shares; Mr. Scott - 0 shares; Mr. Souza - 16,724; Mr. Sturges - 4,631 shares; Ms. Tigre - 1,042 shares; Mr. Zagzebski - 12,335 shares; Mr. Jackson - 0 shares; Mr. Horrocks - 1,293 shares; Mr. Mizell - 0 shares; all directors and executive officers as a group - 51,982 shares.

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
Equity Securities under Compensation Plans
As described in this Amendment, there are no equity compensation plans under which equity securities of IPALCO are authorized for issuance. All equity compensation plans provide for the issuance of AES Common Stock. For information regarding AES’ LTC Plan, see the “Securities Authorized for Issuance under Equity Compensation Plans (as of December 31, 2016)” table in the AES Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Insurance, Employee Benefit Plans and Tax Arrangements with AES
IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly owned subsidiary of AES. IPL is not self-insured on property insurance with the exception of a $5 million self-insured retention per occurrence. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are deposited into a trust fund owned by AES Global Insurance Company, but controlled by a third-party administrator. The cost to IPL of coverage under this program was approximately $3.1 million, $2.7 million and $3.2 million in 2016, 2015 and 2014, respectively, and such costs are recorded in Other operating expenses on IPALCO’s Consolidated Statements of Income. As of December 31, 2016 and 2015, IPALCO had prepaid approximately $2.0 million and $2.2 million, respectively, which amounts are recorded in Prepayments and other current assets on IPALCO’s Consolidated Balance Sheets.
IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The costs of coverage under this program were approximately $23.2 million, $24.5 million and $20.1 million in 2016, 2015 and 2014, respectively, and is recorded in “Other operating expenses” on the accompanying Consolidated Statements of Operations. We had no prepaids for coverage under this plan as of December 31, 2016 and 2015, respectively.
AES files federal and state income tax returns, which consolidate IPALCO and its subsidiaries, including IPL. Under a tax sharing agreement with IPALCO, IPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. IPL had a payable and receivable balance under this agreement of $1.0 million and $2.8 million as of December 31, 2016 and 2015, respectively, which is recorded in “Accrued income taxes” and “Prepayments and other current assets” on the accompanying Consolidated Balance Sheets, respectively.
Long Term Compensation Plan
During 2016, 2015 and 2014, many of IPL’s non-union employees received benefits under AES’ 2003 Long Term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units and options to purchase shares of AES Common Stock. All such components vest in thirds over a three-year period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2016, 2015 and 2014 was $0.9 million, $0.7 million and $0.7 million, respectively and was included in Other Operating Expenses on IPL’s Consolidated Statements of Income. The value of these benefits is being recognized over the 36 month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as Paid in capital on IPL’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation - Stock Compensation.”
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
Shareholders’ Agreement
AES U.S. Investments, IPALCO and CDPQ, are parties to a Shareholders’ Agreement dated February 11, 2015. The Shareholders’ Agreement established the general framework governing the relationship between CDPQ and AES U.S. Investments and their respective successors and transferees, as shareholders of IPALCO. The Shareholders’ Agreement provides AES U.S. Investments the right to nominate nine directors of the IPALCO Board and CDPQ the right to nominate two directors of the IPALCO Board. If the amount of outstanding IPALCO shares beneficially owned by CDPQ is equal to or less than the lesser of (A) 8.825% and (B) one-half of the Maximum Subscription Percentage (as defined in the Shareholders’ Agreement) but remains greater than the lesser of (x) one-third of 17.65% and (y) one-third of the Maximum Subscription Percentage, then CDPQ shall have the right to nominate one director. Additionally, if at any time the amount of outstanding IPALCO shares beneficially owned by CDPQ decreases to less than or equal to the lesser of (A) one-third of 17.65% and (B) one-third of the Maximum Subscription Percentage, then CDPQ shall cease to have any rights to nominate any directors. The Shareholders’ Agreement contains restrictions on IPALCO making certain major decisions without the prior affirmative vote of a majority of the IPALCO Board of Directors. In addition, for so long as CDPQ beneficially owns at least 5% of the total number of IPALCO shares outstanding, CDPQ will have review and consultation rights with respect to certain actions of IPALCO. Certain transfer restrictions and other transfer rights also apply to CDPQ and AES U.S. Investments under the Shareholders’ Agreement, including certain rights of first offer, drag along rights, tag along rights, put rights and rights of first refusal.
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
IPL and IPALCO also utilize a due diligence questionnaire with certain business partners, vendors and suppliers as part of the corporate compliance program to ensure that the highest ethical and legal standards are upheld in all business transactions.  The corporate compliance program includes a “know your business partner” program, which requires us to conduct due diligence on prospective business partners prior to entering into certain business agreement with an estimated value in excess of $100,000. Our compliance program requires that the due diligence questionnaires for all such business partners be updated prior to execution of any new agreement with IPL or IPALCO if the questionnaire on file is more than two years old.
A due diligence questionnaire is also completed annually by directors and executive officers in order to determine if a related persons transaction or other conflict of interest or potential conflict of interest may exist that should be brought to the attention of the designated compliance officer of the US SBU and/or the Office of the General Counsel for further investigation and analysis. The designated compliance officer of the US SBU and/or the Office of the General Counsel may take action to approve or recommend the approval of a related person transaction, or determine to take other appropriate actions, based on the facts and circumstances.
Employees of IPALCO and CDPQ Affiliated Companies
None of our Board members are directly employed by IPALCO.  All of our Board members are employees of our two shareholders and/or their affiliated companies, and only receive compensation in their capacities as employees of these affiliated entities. The compensation paid to IPALCO directors that are also NEOs for services performed as employees of our affiliates for 2016 is set forth in “Item 11. Executive Compensation” of this Amendment. None of our Board members are compensated for their service on our Board.
The compensation received by each of our executive officers and directors who are employees of companies affiliated with AES was in excess of $120,000 in 2016 for services performed on behalf of AES or the US SBU, including for services provided to IPALCO and IPL. The components of the compensation paid to all of our executive officers in 2016 was consistent with the compensation elements for our NEOs as disclosed in “Item 11. Executive Compensation” of this Amendment.
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
*Third Supplemental Indenture, dated as of April 1, 1949
*Tenth Supplemental Indenture, dated as of October 1, 1960
*Eighteenth Supplemental Indenture, dated as of February 15, 1974
*Thirty-Seventh Supplemental Indenture, dated as of October 1, 1993
*Forty-Eighth Supplemental Indenture, dated as of January 1, 2004
*Fifty-Third Supplemental Indenture, dated as of October 1, 2006
*Fifty-Fourth Supplemental Indenture, dated as of June 1, 2007
*Fifty-Eighth Supplemental Indenture, dated as of August 1, 2011
*Fifty-Ninth Supplemental Indenture, dated as of August 1, 2011
Sixtieth Supplemental Indenture, dated as of November 1, 2011 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2011 Form 10-K)
Sixty-First Supplemental Indenture, dated as of June 1, 2013 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2013 Form 10-Q)
Sixty-Second Supplemental Indenture, dated as of June 1, 2014 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2014 Form 10-Q)
Sixty-Third Supplemental Indenture, dated as of September 1, 2015 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s September 30, 2015 Form 10-Q)
Sixty-Fourth Supplemental Indenture, dated as of May 1, 2016 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s June 30, 2016 Form 10-Q)
Sixty-Fifth Supplemental Indenture, dated as of December 1, 2016 (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s December 31, 2016 Form 10-K)
4.5*
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor Collateral Agent, dated as of April 15, 2008, to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated as of November 14, 2001

4.6*
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., dated as of May 18, 2011 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., dated as of November 14, 2001

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

10.13
The AES Corporation 2003 Long Term Compensation Plan, as amended and restated, dated April 23, 2015 (Incorporated by reference to Exhibit 99.1 of The AES Corporation’s Form 8-K filed on April 23, 2015)

10.14	The AES Corporation Performance Incentive Plan, as amended and restated on April 23, 2015 (Incorporated by reference to Exhibit 99.2 of The AES Corporation’s Form 8-K filed on April 23, 2015)
10.15	AES Corporation Severance Plan, as amended and restated on April 23, 2015 (Incorporated by reference to Exhibit 10.6 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2015)

10.16
The AES Corporation Restoration Supplemental Retirement Plan, as amended and restated, dated December 29, 2008 (Incorporated by reference to Exhibit 10.15 of The AES Corporation’s Form 10-K for the year ended December 31, 2008)

10.17
Amendment to The AES Corporation Restoration Supplemental Retirement Plan, dated December 9, 2011 (Incorporated by reference to Exhibit 10.17A of The AES Corporation’s Form 10-K for the year ended December 31, 2012)

10.18
Form of AES Performance Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.13 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.19
Form of AES Restricted Stock Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.14 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.20
Form of AES Performance Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.15 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

10.21
Form of AES Nonqualified Stock Option Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.4 of The AES Corporation’s Form 10-Q for the quarter ended June 30, 2015)

10.22
Form of AES Performance Cash Unit Award Agreement under The AES Corporation 2003 Long Term Compensation Plan (Incorporated by reference to Exhibit 10.17 of The AES Corporation’s Form 10-K for the year ended December 31, 2015)

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

* Incorporated by reference to IPALCO’s Registration Statement on Form S-4 filed with the SEC on October 11, 2011.
**Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2017, and incorporated herein by reference.
***Furnished as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to annual report on Form 10-K/A for the fiscal year ended December 31, 2016, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
Date:	May 1, 2017	By:	/s/ Craig L. Jackson
			Name:	Craig L. Jackson
			Title:	Chief Financial Officer

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

Date:	May 1, 2017	/s/ Kenneth J. Zagzebski
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

Date:	May 1, 2017	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer