Form 10-Q
period 2017-03-31
IPALCO ENTERPRISES, INC.
filed 2017-05-08
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☑	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At May 5, 2017, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 2017

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2016 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended
2018 IPALCO Notes	$400 million of 5.00% Senior Secured Notes due May 1, 2018
2020 IPALCO Notes	$405 million of 3.45% Senior Secured Notes due July 15, 2020
AES	The AES Corporation
AES U.S. Investments	AES U.S. Investments, Inc.
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
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

CWA	U.S. Clean Water Act
DSM	Demand Side Management
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NPDES	National Pollutant Discharge Elimination System
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration
SEC	Securities and Exchange Commission
Service Company	AES U.S. Services, LLC
Subscription Agreement	Subscription Agreement dated as of December 14, 2014, by and between IPALCO and CDPQ
SO2	Sulfur Dioxides
The 2016 Rate Order	The order issued in March 2016 by the IURC authorizing IPL to increase its basic rates and charges by $30.8 million annually.
U.S.	United States of America

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2016 Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future events or otherwise. If one or more forward-looking statements are updated, no inference should be drawn that additional updates will be made with respect to those or other forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended,
	March 31,
	2017	2016

UTILITY OPERATING REVENUES	$336,909	$327,745

UTILITY OPERATING EXPENSES:
Fuel	70,735	66,497
Other operating expenses	64,127	57,234
Power purchased	49,021	52,448
Maintenance	30,027	30,521
Depreciation and amortization	52,544	53,235
Taxes other than income taxes	12,274	11,134
Income taxes - net	15,953	16,404
Total utility operating expenses	294,681	287,473
UTILITY OPERATING INCOME	42,228	40,272

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	6,425	6,781
Miscellaneous income and (deductions) - net	(344)	(1,076)
Income tax benefit applicable to nonoperating income	3,770	3,463
Total other income and (deductions) - net	9,851	9,168

INTEREST AND OTHER CHARGES:
Interest on long-term debt	29,121	26,101
Other interest	367	742
Allowance for borrowed funds used during construction	(5,482)	(5,834)
Amortization of redemption premiums and expense on debt	1,077	1,026
Total interest and other charges - net	25,083	22,035
NET INCOME	26,996	27,405

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803
NET INCOME APPLICABLE TO COMMON STOCK	$26,193	$26,602

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	March 31,	December 31,
	2017	2016
ASSETS
UTILITY PLANT:
Utility plant in service	$5,015,126	$4,997,846
Less accumulated depreciation	2,048,423	2,030,497
Utility plant in service - net	2,966,703	2,967,349
Construction work in progress	922,662	898,330
Spare parts inventory	13,272	14,237
Property held for future use	1,002	1,002
Utility plant - net	3,903,639	3,880,918
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	510	512
Intangible assets - net	11,208	11,976
Other long-term assets	5,670	5,916
Other assets - net	17,388	18,404
CURRENT ASSETS:
Cash and cash equivalents	34,410	34,953
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $2,965 and $2,365, respectively)	139,146	154,586
Fuel inventories - at average cost	35,750	30,237
Materials and supplies - at average cost	59,917	60,648
Regulatory assets	32,040	33,912
Prepayments and other current assets	35,252	33,504
Total current assets	336,515	347,840
DEFERRED DEBITS:
Regulatory assets	444,209	450,710
Miscellaneous	5,522	4,409
Total deferred debits	449,731	455,119
TOTAL	$4,707,273	$4,702,281
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholders' equity:
Paid in capital	$596,966	$596,810
Accumulated deficit	(24,533)	(25,627)
Total common shareholders' equity	572,433	571,183
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt (Note 5)	2,475,596	2,474,840
Total capitalization	3,107,813	3,105,807
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 5)	84,650	74,650
Accounts payable	93,483	119,511
Accrued expenses	20,511	18,754
Accrued real estate and personal property taxes	23,544	18,930
Regulatory liabilities	4,829	7,704
Accrued income taxes	16,603	—
Accrued interest	42,201	32,541
Customer deposits	30,228	29,780
Other current liabilities	14,980	19,467
Total current liabilities	331,029	321,337
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	676,676	670,294
Deferred income taxes - net	446,743	449,730
Non-current income tax liability	6,625	6,634
Unamortized investment tax credit	2,065	2,410
Accrued pension and other postretirement benefits	54,003	64,139
Asset retirement obligations	80,754	80,568
Miscellaneous	1,565	1,362
Total deferred credits and other long-term liabilities	1,268,431	1,275,137
COMMITMENTS AND CONTINGENCIES (Note 8)
TOTAL	$4,707,273	$4,702,281

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Three Months Ended,
	March 31,
	2017	2016
CASH FLOWS FROM OPERATIONS:
Net income	$26,996	$27,405
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,591	52,837
Amortization of regulatory assets	261	1,395
Amortization of debt premium	710	30
Deferred income taxes and investment tax credit adjustments - net	(6,509)	12,942
Allowance for equity funds used during construction	(6,425)	(6,684)
Change in certain assets and liabilities:
Accounts receivable	15,440	(2,813)
Fuel, materials and supplies	(4,721)	6,874
Income taxes receivable or payable	18,692	—
Financial transmission rights	3,134	2,726
Accounts payable and accrued expenses	(12,343)	688
Accrued real estate and personal property taxes	4,614	3,653
Accrued interest	9,660	6,343
Pension and other postretirement benefit expenses	(10,135)	(18,464)
Short-term and long-term regulatory assets and liabilities	6,588	(10,544)
Prepaids and other current assets	(6,971)	(9,433)
Other - net	(3,306)	1,835
Net cash provided by operating activities	88,276	68,790
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(64,298)	(234,516)
Project development costs	(333)	(195)
Cost of removal, net of salvage	(2,656)	(5,556)
Other	(395)	(696)
Net cash used in investing activities	(67,682)	(240,963)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	25,000	148,000
Short-term debt repayments	(15,000)	(83,000)
Dividends on common stock	(25,099)	(24,500)
Issuance of common stock	—	134,276
Preferred dividends of subsidiary	(803)	(803)
Deferred financing costs paid	(107)	(45)
Payments for financed capital expenditures	(4,900)	(3,198)
Other	(228)	(154)
Net cash (used in) provided by financing activities	(21,137)	170,576
Net change in cash and cash equivalents	(543)	(1,597)
Cash and cash equivalents at beginning of period	34,953	21,521
Cash and cash equivalents at end of period	$34,410	$19,924

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$14,310	$14,655
Income taxes	$—	$—
	As of March 31,
	2017	2016
Non-cash investing activities:
Accruals for capital expenditures	$21,983	$81,371

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 490,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. IPL’s largest generating station, Petersburg, is coal-fired. The second largest station, Harding Street, has converted its coal-fired units to natural gas and uses natural gas and fuel oil to power combustion turbines. In addition, IPL began the operation of a 20 MW battery energy storage unit, which provides frequency response, at this location in May 2016. The third station, Eagle Valley, retired its coal-fired units in April 2016. The CCGT at Eagle Valley is expected to be completed in the first half of 2018 with a rated output of 671 MW. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of March 31, 2017, IPL’s net electric generation capacity for winter is 2,996 MW and net summer capacity is 2,881 MW.

Principles of Consolidation

The accompanying Financial Statements include the accounts of IPALCO, IPL and Mid-America Capital Resources, Inc., a non-regulated wholly-owned subsidiary of IPALCO. All significant intercompany amounts have been eliminated. The accompanying Financial Statements are unaudited; however, they have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited Financial Statements have been prepared in accordance with the accounting policies described in IPALCO’s 2016 Form 10-K and should be read in conjunction therewith.

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

New Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that had and/or could have a material impact on the Company’s Financial Statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on the Company’s Financial Statements.

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
The standard simplifies the following aspects of accounting for share-based payments awards: accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities and classification of employee taxes paid on statement of cash flows when an employer withholds shares for tax-withholding purposes. Transition method: The recognition of excess tax benefits and tax deficiencies arising from vesting or settlement were applied retrospectively. The elimination of the requirement that excess tax benefits be realized before they are recognized was adopted on a modified retrospective basis with a cumulative adjustment to the opening balance sheet.
January 1, 2017
The primary effect of adoption was the recognition of excess tax benefits in our provision for income taxes in the period when the awards vest or are settled, rather than in paid-in-capital in the period when the excess tax benefits are realized. We will continue to estimate the number of awards that are expected to vest in our determination of the related periodic compensation cost. The adoption of this standard did not have a material impact on the consolidated financial statements.

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	This standard shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Transition method: modified retrospective.	January 1, 2019. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The standard provides guidance on the presentation of net benefit cost in an employer’s income statement and on the components eligible for capitalization. It requires that an employer report the service cost component in the same line item(s) as other employee compensation costs arising from services rendered during the period, and report the other components of net benefit cost separately from the service cost component and outside a subtotal of operating income. Only the service cost component will be eligible for capitalization. Transition method: various.
		January 1, 2018. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business	This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. Transition method: prospective.	January 1, 2018. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
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
2016-13, Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard updates the impairment model for financial assets measured at amortized cost to an expected loss model rather than an incurred loss model. It also allows for the presentation of credit losses on available-for-sale debt securities as an allowance rather than a write down. Transition method: various.
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
		January 1, 2019. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements. The Company intends to adopt the standard as of January 1, 2019.
2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-05, Revenue from Contracts with Customers (Topic 606)	See discussion of this ASU below:	January 1, 2018. Earlier application is permitted only as of January 1, 2017.	The Company will adopt the standard on January 1, 2018. See below for the evaluation of the impact of its adoption on the consolidated financial statements.

ASU 2014-09 and its subsequent corresponding updates provide the principles an entity must apply to measure and recognize revenue. The core principle is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Amendments to the standard were issued to provide further clarification of the principle and certain transition expedients. The standard will replace most existing revenue recognition guidance in GAAP, including the guidance on recognizing other income upon the sale or transfer of non-financial assets (including in-substance real estate).

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
In 2016, the Company established a cross-functional implementation team and is in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard. At this time, we do not expect any significant impact on our business and financial systems as a result of the implementation of the new revenue recognition standard.
The Company is currently evaluating certain contracts along with our tariff revenue and certain revenue arrangements with MISO (i.e., capacity and wholesale agreements). The Company expects additional contracts to be executed during 2017 that will require assessment under the new standard. Through this assessment, the Company has identified certain key issues that we are continuing to evaluate in order to complete our assessment of the full population of contracts and assess the overall impact to the Financial Statements. These issues include: the application of the practical expedient for measuring progress toward satisfaction of a performance obligation, when variable quantities would be considered variable consideration versus an option to acquire additional goods and services, and how to measure progress toward completion for a performance obligation that is a bundle. We are continuing to work with various non-authoritative industry groups and monitoring the FASB and Transition Resource Group (TRG) activity, as we finalize our accounting policy on these and other industry specific interpretative issues which are expected in 2017.

2. REGULATORY MATTERS

In March 2016, the IURC issued the 2016 Rate Order authorizing IPL to increase its basic rates and charges by $30.8 million annually. The order also authorized IPL to collect, over a ten year period, $117.7 million of previously deferred regulatory assets related to IPL’s participation in the regional transmission organization known as MISO. Such deferred costs will be amortized to expense over ten years. Accordingly, $11.8 million of IPL’s long-term MISO regulatory asset is included within current regulatory assets on the accompanying Unaudited Condensed Consolidated Balance Sheets. The rate order also authorized an increase in IPL’s depreciation rates of $24.3 million annually compared to the twelve months ended June 30, 2014, which is the period upon which the rate increase was calculated. IPL also received approval to implement three new rate riders for current recovery from customers of ongoing MISO costs and capacity costs, and for sharing with customers 50% of wholesale sales margins above and below the established annual benchmark of $6.3 million. Additionally, the capacity rider provides that IPL will share with customers 50% of any capacity sales. The order approved recovery of IPL’s pension expenses and a return on IPL’s discretionary pension fundings. While the IURC noted in the order that they found IPL’s Service Company cost allocations to be reasonable, IPL was directed to request the FERC to review its Service Company allocations. Such review is currently underway. The IURC also closed their investigation into IPL’s underground network.

Some of the intervening parties in the IURC rate case filed petitions for reconsideration of the IURC’s March 2016 order with respect to certain issues. These petitions were subsequently denied by the IURC. In addition, certain intervening parties have filed notices of appeal of the order. On April 5, 2017, the Indiana Court of Appeals affirmed the IURC’s March 2016 order.

In May 2014, IPL received an order from the IURC granting approval to build a 644 to 685 MW CCGT at Eagle Valley. The costs to build and operate the CCGT, other than fuel costs, will not be recoverable by IPL through rates until the conclusion of a base rate case proceeding with the IURC after construction is completed.

On December 22, 2016, IPL filed a petition with the IURC for authority to increase its basic rates and charges primarily to recover the cost of the new CCGT. The CCGT was previously expected to be completed in the first half of 2017, but is now expected to be completed in the first half of 2018. To address this change, on February 24, 2017, IPL filed a motion to withdraw the case without prejudice or alternatively amend the petition and case-in-chief at a later date. On March 15, 2017, the IURC dismissed the rate case without prejudice. IPL will file a new base rate case with the IURC to coincide with the completion of the CCGT.

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

As of March 31, 2017 and December 31, 2016, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets – see Note 7, “Benefit Plans”) were considered Level 3, based on the above fair value hierarchy. These primarily consisted of FTRs, which are used to offset MISO congestion charges. Because the benefit associated with FTRs is a flow-through to IPL’s jurisdictional customers, IPL records a regulatory liability matching the value of the FTRs. In addition, IPALCO had one financial asset, a nonutility investment accounted for using the cost method of accounting, which is measured at fair value on a nonrecurring basis, again using Level 3 measurements. All of these financial assets and liabilities were not material to the Financial Statements in the periods covered by this report, individually or in the aggregate.

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

Non-Recurring Fair Value Measurements

ASC 410 “Asset Retirement and Environmental Obligations” addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or normal operation. A legal obligation for purposes of ASC 410 is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppel. IPL’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. We use the cost approach to determine the fair value of IPL’s ARO liabilities, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. These inputs to the fair value of the ARO liabilities would be considered Level 3 inputs under the fair value hierarchy. As of March 31, 2017 and December 31, 2016, ARO liabilities were $80.8 million and $80.6 million, respectively.

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	March 31, 2017		December 31, 2016
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$2,438.5	$2,564.3	$2,438.5	$2,543.5
Variable-rate	150.0	150.0	140.0	140.0
Total indebtedness	$2,588.5	$2,714.3	$2,578.5	$2,683.5

The difference between the face value and the carrying value of this indebtedness represents the following:

•	unamortized deferred financing costs of $21.5 million and $22.2 million at March 31, 2017 and December 31, 2016, respectively; and

•	unamortized discounts of $6.7 million and $6.8 million at March 31, 2017 and December 31, 2016, respectively.

4. EQUITY

On March 1, 2016, IPALCO issued and sold 7,403,213 shares of IPALCO’s common stock to CDPQ for $134.3 million under the Subscription Agreement. After completion of these transactions, CDPQ’s direct and indirect interests in IPALCO total approximately 30%. On June 1, 2016, IPALCO received equity capital contributions of $64.8 million from AES U.S. Investments and $13.9 million from CDPQ. IPALCO then made the same investments in IPL. The proceeds were primarily used for funding needs related to IPL’s environmental and replacement generation projects. The capital contributions on June 1, 2016 were made on a proportional share basis and, therefore, did not change CDPQ’s or AES’ ownership interests in IPALCO.

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		March 31,	December 31,
Series	Due	2017	2016
		(In Thousands)
IPL first mortgage bonds:
5.40% (1)	August 2017	$24,650	$24,650
3.875% (2)	August 2021	55,000	55,000
3.875% (2)	August 2021	40,000	40,000
3.125% (2)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
Unamortized discount – net		(6,446)	(6,477)
Deferred financing costs		(16,557)	(16,736)
Total IPL first mortgage bonds		1,610,447	1,610,237
IPL unsecured debt:
Variable (3)	December 2020	30,000	30,000
Variable (3)	December 2020	60,000	60,000
Deferred financing costs		(428)	(456)
Total IPL unsecured debt		89,572	89,544
Total Long-term Debt – IPL		1,700,019	1,699,781
Long-term Debt – IPALCO:
5.00% Senior Secured Notes	May 2018	400,000	400,000
3.45% Senior Secured Notes	July 2020	405,000	405,000
Unamortized discount – net		(247)	(273)
Deferred financing costs		(4,526)	(5,018)
Total Long-term Debt – IPALCO		800,227	799,709
Total Consolidated IPALCO Long-term Debt		2,500,246	2,499,490
Less: Current Portion of Long-term Debt		24,650	24,650
Net Consolidated IPALCO Long-term Debt		$2,475,596	$2,474,840

(1)	First mortgage bonds are issued to the city of Petersburg, Indiana, to secure the loan proceeds from various tax-exempt bonds issued by the city.

(2)	First mortgage bonds are issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.

(3)
Unsecured notes are issued to the Indiana Finance Authority by IPL to facilitate the loan of proceeds from various tax-exempt notes issued by the Indiana Finance Authority. The notes have a final maturity date of December 2038, but are subject to a mandatory put in December 2020.

IPALCO’s Senior Secured Notes

IPALCO has $400 million of 5.00% Senior Secured Notes due May 1, 2018. Although current liquid funds are not sufficient to pay these notes at maturity, we believe that we will be able to refinance these notes based on our conversations with investment bankers, which currently indicate more than adequate demand for new IPALCO debt at our current credit rating; and the previous successful issuance of our $400 million IPALCO senior secured notes in 2015, which served to refinance existing notes. Should the capital markets not be accessible to IPALCO at the time of the maturity of the 2018 IPALCO Notes, management believes that other financing options are at its disposal to meet the needs of the maturity.

Line of Credit

IPL entered into an amendment and restatement of its 5-year $250 million revolving credit facility in May 2014, and a further amendment and extension of the credit facility on October 16, 2015 with a syndication of banks. This Credit Agreement is an unsecured committed line of credit to be used: (i) to finance capital expenditures; (ii) to refinance indebtedness under the existing credit agreement; (iii) to support working capital; and (iv) for general corporate purposes. This agreement matures on October 16, 2020, and bears interest at variable rates as described in the Credit Agreement. It includes an uncommitted $150 million accordion feature to provide IPL with an option to request an increase in the size of the facility at any time prior to October 16, 2019, subject to approval by the lenders. Prior to execution, IPL and IPALCO had existing general banking relationships with the parties to the Credit Agreement. As of March 31, 2017 and December 31, 2016, IPL had $60.0 million and $50.0 million in outstanding borrowings on the committed line of credit, respectively.

6. INCOME TAXES

IPALCO’s effective combined state and federal income tax rate was 31.8% for the three months ended March 31, 2017, as compared to 32.7% for the three months ended March 31, 2016. The decrease in the effective tax rate versus the comparable period was primarily due to the manufacturer’s production deduction (Internal Revenue Code Section 199) that had been previously limited due to a Net Operating Loss carryover.

7. BENEFIT PLANS

The following table (in thousands) presents information for the three months ended March 31, 2017, relating to the Pension Plans:

Net unfunded status of plans:
Net unfunded status at December 31, 2016, before tax adjustments	$(57,395)
Net benefit cost components reflected in net unfunded status during first quarter:
Service cost	(1,836)
Interest cost	(6,327)
Expected return on assets	11,167
Actuarial valuation adjustment	80
Employer contributions	7,211
Net unfunded status at March 31, 2017, before tax adjustments	$(47,100)

Regulatory assets related to pensions(1):
Regulatory assets at December 31, 2016, before tax adjustments	$223,705
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,060)
Amortization of net actuarial loss	(3,300)
Settlements(2)	(146)
Actuarial valuation adjustment	(80)
Regulatory assets at March 31, 2017, before tax adjustments	$219,119

(1)
Amounts that would otherwise be charged/credited to Accumulated Other Comprehensive Income or Loss upon application of ASC 715, “Compensation – Retirement Benefits,” are recorded as a regulatory asset or liability because IPL has historically recovered and currently recovers pension and other postretirement benefit expenses in rates. These are unrecognized amounts not yet recognized as components of net periodic benefit costs.

(2)	The settlement loss of $0.1 million for the three months ended March 31, 2017 was the result of a lump sum distribution paid out of the Supplemental Retirement Plan.

 Pension Expense

The following table presents net periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended,
	March 31,
	2017	2016
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,836	$1,754
Interest cost	6,327	6,454
Expected return on plan assets	(11,167)	(10,873)
Amortization of prior service cost	1,060	1,296
Amortization of actuarial loss	3,300	3,474
Settlements	146	—
Net periodic benefit cost	$1,502	$2,105

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $7.0 million and $6.8 million at March 31, 2017 and December 31, 2016, respectively, were not material to the Financial Statements in the periods covered by this report.

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

Environmental Loss Contingencies

We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of hazardous materials; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. Violation of these laws, regulations or permits can result in substantial fines, other sanctions, permit revocation and/or facility shutdowns. We cannot be certain that we have been or will be at all times in full compliance with such laws, regulations and permits.

New Source Review and Other CAA NOVs

In October 2009, IPL received a NOV and Finding of Violation from the EPA pursuant to the CAA Section 113(a). The NOV alleges violations of the CAA at IPL’s three primarily coal-fired electric generating facilities at the time, dating back to 1986. The alleged violations primarily pertain to the PSD and nonattainment New Source Review requirements under the CAA. In addition, on October 1, 2015, IPL received a NOV from the EPA pursuant to CAA Section 113(a) alleging violations of the CAA, the Indiana SIP, and the Title V operating permit related to alleged particulate matter and opacity violations at IPL Petersburg Unit 3. Also, on February 5, 2016, the EPA issued a NOV pursuant to CAA Section 113(a) alleging violations of New Source Review and other CAA regulations, the Indiana SIP, and the Title V operating permit at Petersburg Generating Station. Since receiving the letters, IPL management has met with the EPA staff regarding possible resolutions of the NOVs. Settlements and litigated outcomes of similar New Source Review cases have required companies to pay civil penalties, install additional pollution control technology on coal-fired electric generating units, retire existing generating units, and invest in additional environmental projects. A similar outcome in these cases could have a material impact on our business. It is too early to determine whether these NOVs could have a material impact on our business, financial condition or results of operations. We would seek recovery of any operating or capital expenditures, but not fines or penalties, related to air pollution control technology to reduce regulated air emissions; however, there can be no assurances that we would be successful in this regard. IPL has recorded a contingent liability related to these New Source Review cases and other CAA NOV matters.

9. SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other non-utility business activities aggregated separately. The non-utility category primarily includes the 2018 IPALCO Notes and the 2020 IPALCO Notes; approximately $12.4 million and $8.3 million of cash and cash equivalents, as of March 31, 2017 and December 31, 2016, respectively; long-term investments of $4.8 million and $5.2 million at March 31, 2017 and December 31, 2016, respectively; and income taxes and interest related to those items. All other assets represented less than 1% of IPALCO’s total assets as of March 31, 2017 and December 31, 2016. Net income for the utility segment was $32.3 million and $33.6 million for the three-month periods ended March 31, 2017 and 2016, respectively. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

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

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Comparison of three months ended March 31, 2017 and three months ended March 31, 2016

Utility Operating Revenues

Utility operating revenues during the three months ended March 31, 2017 increased by $9.2 million compared to the same period in 2016, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	March 31,			Percentage
	2017	2016	Change	Change
Utility operating revenues:
Retail revenues	$328,587	$321,768	$6,819	2.1%
Wholesale revenues	2,572	776	1,796	231.4%
Miscellaneous revenues	5,750	5,201	549	10.6%
Total utility operating revenues	$336,909	$327,745	$9,164	2.8%

Heating degree days:
Actual	2,204	2,463	(259)	(10.5)%
30-year average	2,780	2,751

The increase in retail revenues of $6.8 million was primarily due to a net increase in the weighted average price per kWh sold ($14.7 million), partially offset by a 5% decrease in the volume of kWh sold ($7.9 million). The $14.7 million increase in the weighted average price of retail kWh sold was primarily due to: (i) a $10.3 million increase related to environmental rate adjustment mechanism revenues and (ii) the impact of implementing the 2016 Rate Order (please see Note 2, “Regulatory Matters” to the Financial Statements) along with other retail rate variances; partially offset by (iii) a $1.2 million decrease in fuel revenues. The majority of the increases in environmental rate adjustment mechanism revenues are offset by increased operating expenses, including depreciation and amortization. The $7.9 million decrease in the volume of kWh sold was primarily due to warmer temperatures in our service territory during the first quarter of 2017 versus the comparable period (as demonstrated by the 11% decrease in heating degree days, as shown above).

The increase in wholesale revenues of $1.8 million was primarily due to (i) a 114% increase in the quantity of kWh sold ($0.9 million) as IPL’s generation units were called upon by MISO to produce electricity more often during the first quarter of 2017 compared to the first quarter of 2016, largely due to favorable prices and unit availability; and (ii) a 55% increase in the weighted average price per kWh sold ($0.9 million). We sold 85.6 million kWh during the first quarter of 2017 compared to 40.0 million kWh during the first quarter of 2016. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability. Currently, 50% of IPL’s wholesale margins above and below an established annual benchmark of $6.3 million are shared with our customers through a rate rider.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended March 31, 2016 to the three months ended March 31, 2017 (dollars in millions):

Operating expenses for the three months ended March 31, 2016	$287.5
Increase in non-purchased power MISO costs	6.8
Increase in fuel costs	4.2
Decrease in power purchased	(3.4)
Other miscellaneous variances	(0.4)
Operating expenses for the three months ended March 31, 2017	$294.7

MISO non-purchased power costs increased $6.8 million, which includes both current period costs and the amortization of previously deferred costs, which were included in IPL’s customer billing rates beginning April 1, 2016. Such costs were deferred as a regulatory asset prior to April 1, 2016, and are now being amortized to expense over a ten-year period.

The $4.2 million increase in fuel costs was primarily due to (i) a $6.7 million increase in the quantity of fuel consumed and (ii) a $3.4 million increase due to the higher price of natural gas we consumed versus the comparable period; partially offset by (iii) a $3.0 million decrease in deferred fuel costs and (iv) a $2.9 million decrease due to the lower price of coal we consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

The $3.4 million decrease in purchased power costs was primarily due to a 37% decrease in the volume of power purchased during the period ($19.0 million), partially offset by a 23% increase in the market price of purchased power ($11.0 million) and an increase in MISO non-fuel market participation ($4.4 million). The volume of power we purchase each period is primarily influenced by our retail demand, generating unit capacity and outages, and the fact that at times it is less expensive for us to buy power in the market than to produce it ourselves. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. The MISO non-fuel market participation costs, which include both current period costs and amortization of previously deferred costs, were included in IPL’s customer billing rates beginning April 1, 2016. Such costs were deferred as a regulatory asset prior to April 1, 2016, and are now being amortized to expense over a ten-year period.

Interest and Other Charges

Interest and other charges increased $3.0 million, or 14%, for the three months ended March 31, 2017, primarily due to higher interest of $3.0 million on long-term debt as a result of IPL’s first mortgage bonds debt issuances of $350 million (4.05% Series, due May 2046) in May 2016.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2017 and beyond, we expect that our financial results will be driven primarily by retail demand, weather, generating unit availability, outage costs, energy efficiency and, to a lesser extent, wholesale prices. In addition, IPL’s financial results will likely be driven by many other factors including, but not limited to, the following:

•	rate case outcomes;

•	the timely recovery of capital expenditures through base rate growth; and

•	the passage of new legislation or implementation of regulations.

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if commodities move unfavorably, then these adverse factors (or other adverse factors unknown to us) may impact our operating margin, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see “Item 1. Business” and “Item 1A. Risk Factors” as described in IPALCO’s 2016 Form 10-K.

Regulatory and Environmental

Please see Note 2, “Regulatory Matters” to the Financial Statements for an update on regulatory matters. We also are subject to numerous environmental laws and regulations in the jurisdictions in which we operate. We face certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal of coal combustion byproducts) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on our consolidated results of operations. Please see Note 8, “Commitments and Contingencies” to the Financial Statements for a description of certain environmental matters. In addition, the following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in “Item 1. Business - Regulatory Matters” and “Item 1. Business - Environmental Matters” in IPALCO’s 2016 Form 10-K.

Climate Change Legislation and Regulation

We refer to the discussion in “Item 1. Business - Environmental Matters - Climate Change Legislation and Regulation” in IPALCO’s 2016 Form 10-K for a discussion of the EPA’s CO2 emissions rules for new electric generating units, or GHG NSPS, as well as the CO2 emissions rules for existing power plants, called the CPP. Both the GHG NSPS and the CPP are being challenged by several states and industry groups in the D.C. Circuit. The challenges to the CPP have been fully briefed and argued but oral argument has not yet taken place on the GHG NSPS. On March 28, 2017, the EPA filed a motion in the D.C. Circuit to hold the challenges to both the CPP and the GHG NSPS in abeyance in light of an Executive Order signed the same day. On April 28, 2017, the D.C. Circuit issued orders holding the challenges to both rules in abeyance for 60 days. The Executive Order instructs the EPA Administrator to review the GHG NSPS and CPP and “if appropriate...as soon as practicable...publish for notice and comment proposed rules suspending, revising, or rescinding those rules.” On April 4, 2017, the EPA published a notice in the Federal Register to announce that it is initiating administrative reviews of both the CPP and the GHG NSPS as a result of the Executive Order.

We cannot predict at this time the likely outcome of the EPA’s review of either the CPP or the GHG NSPS. By order of the U.S. Supreme Court, the CPP has been stayed pending resolution of the challenges to the rule. Due to the future uncertainty of the CPP, we cannot at this time determine the impact on our operations or consolidated financial results, but we believe the cost to comply with the CPP, should it be upheld and implemented in its current or a substantially similar form, could be material. The GHG NSPS remains in effect at this time, and, absent further action from the EPA that rescinds or substantively revises the NSPS, it could impact any Company plans to construct and/or modify or reconstruct electric generating units in some locations.

Environmental Wastewater Requirements

As further discussed in “Item 1. Business - Environmental Matters - Environmental Wastewater Requirements” in IPALCO’s 2016 Form 10-K, the EPA published a final rule in June 2015 defining federal jurisdiction over waters of the U.S. This rule, which became effective in August 2015, may expand or otherwise change the number and types of waters or features subject to federal permitting. In October 2015, the U.S. Court of Appeals for the Sixth Circuit (the “Sixth Circuit”) issued an order to temporarily stay the “Waters of the U.S.” rule nationwide while that court determines whether it has authority to hear the challenges that had been brought by multiple states against the rule. As of April 2017, the Sixth Circuit’s stay remains in place, while the court’s February 2016 decision that challenges to the rule belong in the appellate courts is being appealed to the U.S.

Supreme Court. On March 6, 2017, the EPA and the Army Corps of Engineers published in the Federal Register a notice of intent to review and rescind or revise the “Waters of the U.S.” rule, as required by an Executive Order signed that same day. We cannot predict the outcome of this review but, if the rule is ultimately implemented in its current or substantially similar form and survives the legal challenges, it could have a material impact on our business, financial condition or results of operations.

In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waterways by power plants. In addition to the wastewater treatment technologies being installed and operated for compliance with the requirements of the October 2012 NPDES permit described above, the final ELG rule will require closed loop or dry bottom ash handling at Petersburg. The compliance date may be as early as November 2018 or as late as December 2023, and is subject to the discretion of IDEM. IPL plans to install a dry bottom ash handling system in response to the CCR rule described above in advance of the ELG compliance date. As such, the impact of the ELG rule is not expected to be material. Industry groups have filed challenges to the ELG rule, which are pending before the Fifth Circuit Court of Appeals. Environmental groups have moved to intervene in these cases on behalf of the EPA. On April 24, 2017, the Court granted the EPA’s request to hold these challenges in abeyance during review of the rule and possible rulemaking. The Trump administration issued a stay of the ELG rule, which was published in the Federal Register on April 25, 2017.

CCR

On April 26, 2017, the IURC approved IPL’s CCR compliance request to install a bottom ash dewatering system at its Petersburg generating station and to recover 80% of qualifying costs through a rate adjustment mechanism with the remainder recorded as a regulatory asset for recovery in a subsequent rate case. The approved capital cost of the CCR compliance plan is approximately $47 million.

NAAQS

On April 26, 2017, the IURC approved IPL’s request for NAAQS SO2 compliance at its Petersburg generation station with 80% of qualifying costs recovered through a rate adjustment mechanism and the remainder recorded as a regulatory asset for recovery in a subsequent rate case. The approved capital cost of the NAAQS SO2 compliance plan is approximately $29 million.

Other

On April 13, 2017, as directed by President Trump’s Executive Order 13777, the EPA published a proposed rule called “Evaluation of Existing Regulations,” announcing the formation of a task force to evaluate regulatory burdens and soliciting comments on any federal regulations that should be considered for repeal, replacement, or modification. The task force will attempt to identify regulations that (a) eliminate jobs or inhibit job creation; (b) are outdated, unnecessary, or ineffective; (c) impose costs that exceed benefits; (d) create a serious inconsistency or otherwise interfere with regulatory reform initiatives and policies; (e) are based on data or methods that are not transparent or publically available; and (f) are derived from or implement executive orders that have been rescinded or modified. Comments on this proposed rule are due by May 15, 2017. It is unclear what impact this regulatory evaluation will have on our business.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of March 31, 2017, we had unrestricted cash and cash equivalents of $34.4 million and available borrowing capacity of $190 million under our $250 million unsecured revolving credit facility after accounting for outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2018. In December 2015, we received an order from the IURC granting us authority through December 31, 2018 to, among other things, issue up to $650 million in aggregate principal amount of long-term debt and refinance up to $196.5 million in existing indebtedness. As of March 31, 2017, we have $106.5 million of total debt issuance authority remaining under this order. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250 million remains available under the order as of March 31, 2017. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of March 31, 2017. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change

Net cash provided by operating activities	$88,276	$68,790	$19,486
Net cash used in investing activities	(67,682)	(240,963)	173,281
Net cash (used in) provided by financing activities	(21,137)	170,576	(191,713)
Net decrease in cash	(543)	(1,597)	1,054
Cash and cash equivalents at beginning of period	34,953	21,521	13,432
Cash and cash equivalents at end of period	$34,410	$19,924	$14,486

Operating Activities:

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change

Net income	$26,996	$27,405	$(409)
Depreciation and amortization	52,591	52,837	(246)
Amortization of regulatory assets	261	1,395	(1,134)
Amortization of debt premium	710	30	680
Deferred income taxes and investment tax credit adjustments	(6,509)	12,942	(19,451)
Allowance for equity funds used during construction	(6,425)	(6,684)	259
Net income, adjusted for non-cash items	67,624	87,925	(20,301)
Net change in operating assets and liabilities	20,652	(19,135)	39,787
Net cash provided by operating activities	$88,276	$68,790	$19,486

The net change in operating assets and liabilities for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was driven by changes in the following (in thousands):

Increase from accounts receivable due to higher collections	$18,253
Increase from income taxes receivable or payable primarily due to incurring additional income tax expense	18,692
Increase from short-term and long-term regulatory assets and liabilities primarily due to the collection of deferred MISO expenses	17,132
Decrease from accounts payable and accrued expenses primarily due to timing of spending	(13,031)
Increase from fuel, materials and supplies primarily due to higher coal purchases	(11,595)
Increase from pension and other postretirement benefit expenses due to lower contributions	8,329
Other - net	2,007
Net change in operating assets and liabilities	$39,787

Investing Activities

During the three months ended March 31, 2017, net cash used in investing activities was primarily related to capital expenditures of $64.3 million (which excludes $4.9 million of payments for financed capital expenditures).

During the three months ended March 31, 2016, net cash used in investing activities was primarily related to capital expenditures of $234.5 million (which excludes $3.2 million of payments for financed capital expenditures).

Financing Activities

During the three months ended March 31, 2017, net cash used in financing activities primarily relates to dividends to shareholders of $25.1 million; partially offset by net borrowings of $10.0 million.

During the three months ended March 31, 2016, net cash provided by financing activities primarily relates to equity capital contributions of $134.3 million from shareholders for funding needs related to IPL’s environmental and replacement generation projects and net borrowings of $65.0 million; partially offset by dividends to shareholders of $24.5 million.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Construction expenditures during the first three months of 2017 and 2016 were financed primarily with internally generated cash provided by operations, borrowings on our credit facility, and equity capital contributions.

Our capital expenditure program, including development and permitting costs, for the three-year period from 2017 through 2019 is currently estimated to cost approximately $550 million (excluding environmental compliance and replacement generation costs). It includes approximately $314 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $171 million for power plant-related projects and $65 million for other miscellaneous equipment.

IPL also plans to spend a total of $632 million (of which $600 million has been expended through March 31, 2017) on replacement generation costs through 2017 as a result of the retirement of existing facilities not equipped with advanced environmental control technologies required to comply with existing and expected regulations. The balance of $32 million is projected to be expended in the remainder of 2017. Please see “Item 1. Business - Environmental Matters - Unit Retirements and Replacement Generation” as described in IPALCO’s 2016 Form 10-K for more details.

Other environmental expenditures include costs for compliance with the NPDES permit program under the CWA. The costs for NPDES at our Petersburg station for 2017 are expected to be $37 million (of which $9 million has been expended through March 31, 2017) . IPL plans to spend a total of $224 million for this project (of which $196 million has been expended through March 31, 2017). Please see “Item 1. Business - Environmental Matters - Environmental Wastewater Requirements” as described in IPALCO’s 2016 Form 10-K for more details.

IPL also has projects underway related to environmental compliance for CCR and NAAQS SO2. The costs for these projects in the 2017 through 2019 forecast are expected to be $42 million. IPL plans to spend a total of $76 million for these projects (of which $40 million has been expended through March 31, 2017). Please see “Item 1. Business - Environmental Matters - Waste Management and CCR” and “Item 1. Business - Environmental Matters - NAAQS” as described in IPALCO’s 2016 Form 10-K for more details.

Other environmental capital spending for the period 2017-2019 includes spending for studies related to cooling water intake requirements in sections 316(a) and 316(b) of the CWA, NAAQS Ozone and Office of Surface Mining totaling $24 million. Please see “Item 1. Business - Environmental Matters - Cooling Water Intake Regulations” as described in IPALCO’s 2016 Form 10-K for more details.

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

Debt ratings	IPALCO	IPL	Outlook	Effective or Affirmed
Fitch Ratings	BB+ (a)	BBB+ (b)	Stable	December 2016
Moody's Investors Service	Baa3 (a)	A2 (b)	Stable	October 2016
S&P Global Ratings	BB+ (a)	BBB+ (b)	Stable	April 2016

Credit ratings	IPALCO	IPL	Outlook	Effective or Affirmed
Fitch Ratings	BB+	BBB-	Stable	December 2016
Moody's Investors Service	—	Baa1	Stable	October 2016
S&P Global Ratings	BBB-	BBB-	Stable	April 2016

(a)	Ratings relate to IPALCO’s Senior Secured Notes

(b)	Ratings relate to IPL’s Senior Secured Bonds.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first three months of 2017 and 2016, IPALCO paid $25.1 million and $24.5 million, respectively, in dividends to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s Board of Directors deems relevant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in the 2016 Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)), as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, as of March 31, 2017. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, we are subject to various lawsuits, actions, claims, and other proceedings. We are also from time to time involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. We have accrued in our Financial Statements for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below), and to comply with applicable laws and regulations will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided for in our Financial Statements cannot be reasonably determined, but could be material.

Please see Note 2, “Regulatory Matters” and Note 8, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2016, and the Notes to the Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information included in, or incorporated by reference into, this Item 1 to Part II should be read in conjunction with such Form 10-K.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in the 2016 Form 10-K.

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

IPALCO ENTERPRISES, INC.

Date:	May 5, 2017	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2017	/s/ Kurt A. Tornquist
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 5, 2017	/s/ Kenneth J. Zagzebski
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 5, 2017	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer

Exhibit 32

Certification Pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934 and Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The certification set forth below is being submitted in connection with the Quarterly Report on Form 10-Q for the period ended March 31, 2017 (the “Report”) for the purpose of complying with Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code.

Kenneth J. Zagzebski, Chief Executive Officer and Craig L. Jackson, Chief Financial Officer of IPALCO Enterprises, Inc. (“IPALCO”), each certifies that, to the best of his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of IPALCO.

Date:	May 5, 2017	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
Chief Executive Officer

Date:	May 5, 2017	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to IPALCO and will be retained by IPALCO and furnished to the Securities and Exchange Commission or its staff upon request.