Form 10-Q
period 2017-06-30
IPALCO ENTERPRISES, INC.
filed 2017-08-08
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or
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

At August 7, 2017, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended June 30, 2017

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2016 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended
2018 IPALCO Notes	$400 million of 5.00% Senior Secured Notes due May 1, 2018
2020 IPALCO Notes	$405 million of 3.45% Senior Secured Notes due July 15, 2020
AES	The AES Corporation
AES U.S. Investments	AES U.S. Investments, Inc.
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CO2	Carbon Dioxide
CPP	Clean Power Plan
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

CWA	U.S. Clean Water Act
DSM	Demand Side Management
ELG	Effluent Limitation Guidelines
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration
SEC	Securities and Exchange Commission
Service Company	AES U.S. Services, LLC
Subscription Agreement	Subscription Agreement dated as of December 14, 2014, by and between IPALCO and CDPQ

SO2	Sulfur Dioxide
The 2016 Rate Order	The order issued in March 2016 by the IURC authorizing IPL to increase its basic rates and charges by $30.8 million annually.
U.S.	United States of America

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended,		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

UTILITY OPERATING REVENUES	$321,825	$323,289	$658,734	$651,034

UTILITY OPERATING EXPENSES:
Fuel	62,725	53,167	133,460	119,664
Other operating expenses	61,385	62,209	125,512	119,443
Power purchased	47,567	40,421	96,588	92,869
Maintenance	36,299	36,480	66,326	67,001
Depreciation and amortization	50,844	57,916	103,388	111,151
Taxes other than income taxes	9,562	11,404	21,836	22,538
Income taxes - net	14,187	17,429	30,140	33,833
Total utility operating expenses	282,569	279,026	577,250	566,499
UTILITY OPERATING INCOME	39,256	44,263	81,484	84,535

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	6,523	6,596	12,948	13,377
Miscellaneous income and (deductions) - net	(199)	(58)	(543)	(1,134)
Income tax benefit applicable to nonoperating income	3,414	2,800	7,184	6,263
Total other income and (deductions) - net	9,738	9,338	19,589	18,506

INTEREST AND OTHER CHARGES:
Interest on long-term debt	29,381	27,452	58,502	53,553
Other interest	430	621	797	1,363
Allowance for borrowed funds used during construction	(5,579)	(5,624)	(11,061)	(11,458)
Amortization of redemption premiums and expense on debt	1,083	1,080	2,160	2,106
Total interest and other charges - net	25,315	23,529	50,398	45,564
NET INCOME	23,679	30,072	50,675	57,477

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	804	804	1,607	1,607
NET INCOME APPLICABLE TO COMMON STOCK	$22,875	$29,268	$49,068	$55,870

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	June 30,	December 31,
	2017	2016
ASSETS
UTILITY PLANT:
Utility plant in service	$5,042,498	$4,997,846
Less accumulated depreciation	2,075,696	2,030,497
Utility plant in service - net	2,966,802	2,967,349
Construction work in progress	944,111	898,330
Spare parts inventory	13,318	14,237
Property held for future use	1,002	1,002
Utility plant - net	3,925,233	3,880,918
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	505	512
Intangible assets - net	11,259	11,976
Other long-term assets	5,816	5,916
Other assets - net	17,580	18,404
CURRENT ASSETS:
Cash and cash equivalents	26,894	34,953
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $2,595 and $2,365, respectively)	141,611	154,586
Fuel inventories - at average cost	34,440	30,237
Materials and supplies - at average cost	58,841	60,648
Regulatory assets	36,065	33,912
Prepayments and other current assets	37,013	33,504
Total current assets	334,864	347,840
DEFERRED DEBITS:
Regulatory assets	440,375	450,710
Miscellaneous	4,009	4,409
Total deferred debits	444,384	455,119
TOTAL	$4,722,061	$4,702,281
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholders' equity:
Paid in capital	$597,123	$596,810
Accumulated deficit	(26,659)	(25,627)
Total common shareholders' equity	570,464	571,183
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt (Note 5)	2,077,217	2,474,840
Total capitalization	2,707,465	3,105,807
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 5)	532,258	74,650
Accounts payable	93,386	119,511
Accrued expenses	16,532	18,754
Accrued real estate and personal property taxes	17,595	18,930
Regulatory liabilities	8,479	7,704
Accrued interest	32,684	32,541
Customer deposits	30,723	29,780
Other current liabilities	13,247	19,467
Total current liabilities	744,904	321,337
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	683,855	670,294
Deferred income taxes - net	444,889	449,730
Non-current income tax liability	6,656	6,634
Unamortized investment tax credit	1,721	2,410
Accrued pension and other postretirement benefits	51,157	64,139
Asset retirement obligations	80,836	80,568
Miscellaneous	578	1,362
Total deferred credits and other long-term liabilities	1,269,692	1,275,137
COMMITMENTS AND CONTINGENCIES (Note 8)
TOTAL	$4,722,061	$4,702,281

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATIONS:
Net income	$50,675	$57,477
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,298	109,225
(Deferral) amortization of regulatory assets	(1,360)	3,957
Amortization of debt premium	1,426	78
Deferred income taxes and investment tax credit adjustments - net	(11,749)	18,575
Allowance for equity funds used during construction	(12,948)	(13,166)
Change in certain assets and liabilities:
Accounts receivable	12,975	(21,283)
Fuel, materials and supplies	(2,210)	17,508
Income taxes receivable or payable	205	(6,005)
Financial transmission rights	(4,085)	(5,885)
Accounts payable and accrued expenses	(16,344)	2,925
Accrued real estate and personal property taxes	(1,335)	(127)
Accrued interest	143	1,665
Pension and other postretirement benefit expenses	(12,982)	(21,019)
Short-term and long-term regulatory assets and liabilities	14,527	(16,407)
Prepaids and other current assets	(711)	(4,889)
Other - net	(2,292)	6,995
Net cash provided by operating activities	119,233	129,624
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(118,099)	(425,587)
Project development costs	(753)	(493)
Cost of removal, net of salvage	(5,206)	(8,417)
Other	(1,166)	(1,463)
Net cash used in investing activities	(125,224)	(435,960)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	78,500	223,000
Short-term debt repayments	(20,000)	(389,850)
Long-term borrowings, net of discount	—	347,662
Dividends on common stock	(50,100)	(52,278)
Issuance of common stock	—	134,276
Equity contributions from shareholders	—	78,738
Preferred dividends of subsidiary	(1,607)	(1,607)
Deferred financing costs paid	(108)	(3,809)
Payments for financed capital expenditures	(8,526)	(6,693)
Other	(227)	(154)
Net cash (used in) provided by financing activities	(2,068)	329,285
Net change in cash and cash equivalents	(8,059)	22,949
Cash and cash equivalents at beginning of period	34,953	21,521
Cash and cash equivalents at end of period	$26,894	$44,470

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$47,996	$41,773
Income taxes	$34,500	$15,000
	As of June 30,
	2017	2016
Non-cash investing activities:
Accruals for capital expenditures	$21,453	$42,382

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 490,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. IPL’s largest generating station, Petersburg, is coal-fired. The second largest station, Harding Street, has converted its coal-fired units to natural gas and uses natural gas and fuel oil to power combustion turbines. In addition, IPL began the operation of a 20 MW battery energy storage unit at this location in May 2016, which provides frequency response. The third station, Eagle Valley, retired its coal-fired units in April 2016. The CCGT at Eagle Valley is expected to be completed in the first half of 2018 with a rated output of 671 MW. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of June 30, 2017, IPL’s net electric generation capacity for winter is 2,996 MW and net summer capacity is 2,881 MW.

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
2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard changes the presentation of non-service cost expense associated with defined benefit plans and updates the guidance so that only the service cost component will be eligible for capitalization. Transition method: Prospective for presentation of non-service cost expense. Retrospective for the change in capitalization.
		January 1, 2018. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements and does not plan to early adopt.
2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business	This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. Transition method: prospective.	January 1, 2018. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)
This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Transition method: retrospective.

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
		January 1, 2019. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements. The Company intends to adopt the standard as of January 1, 2019.
2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-05, Revenue from Contracts with Customers (Topic 606)	See discussion of this ASU below:	January 1, 2018	The Company will adopt the standard on January 1, 2018; see below for the evaluation of the impact of its adoption on the consolidated financial statements.

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

The standard requires retrospective application and allows either a full retrospective adoption in which all of the periods are presented under the new standard or a modified retrospective approach in which the cumulative effect of initially applying the guidance is recognized at the date of initial application. We are currently working toward adopting the standard using the full retrospective method. However, the Company will continue to assess this conclusion which is dependent on the final impact to the Financial Statements.
In 2016, the Company established a cross-functional implementation team and is in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard. At this time, we do not expect any significant impact on our financial systems as a result of the implementation of the new revenue recognition standard.
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

Basic Rates and Charges

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

Some of the intervening parties in the IURC rate case filed petitions for reconsideration of the IURC’s March 2016 order with respect to certain issues. These petitions were subsequently denied by the IURC. In addition, certain intervening parties filed notices of appeal of the order. On April 5, 2017, the Indiana Court of Appeals affirmed the IURC’s March 2016 order.

In May 2014, IPL received an order from the IURC granting approval to build a 644 to 685 MW CCGT at Eagle Valley. The costs to build and operate the CCGT, other than fuel costs, will not be recoverable by IPL through rates until the conclusion of a base rate case proceeding with the IURC after construction is completed.

On December 22, 2016, IPL filed a petition with the IURC for authority to increase its basic rates and charges primarily to recover the cost of the new CCGT. The CCGT was previously expected to be completed in the first half of 2017, but is now expected to be completed in the first half of 2018. To address this change, on February 24, 2017, IPL filed a motion to withdraw the case without prejudice or alternatively amend the petition and case-in-chief at a later date. On March 15, 2017, the IURC dismissed the rate case without prejudice. IPL expects to file a new base rate case with the IURC to coincide with the completion of the CCGT.

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

As of June 30, 2017 and December 31, 2016, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets – see Note 7, “Benefit Plans”) were considered Level 3, based on the above fair value hierarchy. These primarily consisted of FTRs, which are used to offset MISO congestion charges. Because the benefit associated with FTRs is a flow-through to IPL’s jurisdictional customers, IPL records a regulatory liability matching the value of the FTRs. In addition, IPALCO had one financial asset, a nonutility investment accounted for using the cost method of accounting, which is measured at fair value on a nonrecurring basis, again using Level 3 measurements. All of these financial assets and liabilities were not material to the Financial Statements in the periods covered by this report, individually or in the aggregate.

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

Non-Recurring Fair Value Measurements

ASC 410 “Asset Retirement and Environmental Obligations” addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or normal operation. A legal obligation for purposes of ASC 410 is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppel. IPL’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. We use the cost approach to determine the fair value of IPL’s ARO liabilities, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. These inputs to the fair value of the ARO liabilities would be considered Level 3 inputs under the fair value hierarchy. As of June 30, 2017 and December 31, 2016, ARO liabilities were $80.8 million and $80.6 million, respectively.

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	June 30, 2017		December 31, 2016
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$2,438.5	$2,622.1	$2,438.5	$2,543.5
Variable-rate	198.5	198.5	140.0	140.0
Total indebtedness	$2,637.0	$2,820.6	$2,578.5	$2,683.5

The difference between the face value and the carrying value of this indebtedness represents the following:

•	unamortized deferred financing costs of $20.8 million and $22.2 million at June 30, 2017 and December 31, 2016, respectively; and

•	unamortized discounts of $6.6 million and $6.8 million at June 30, 2017 and December 31, 2016, respectively.

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

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		June 30,	December 31,
Series	Due	2017	2016
		(In Thousands)
IPL first mortgage bonds:
5.40% (1)	August 2017	$24,650	$24,650
3.875% (2)	August 2021	55,000	55,000
3.875% (2)	August 2021	40,000	40,000
3.125% (2)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
Unamortized discount – net		(6,415)	(6,477)
Deferred financing costs		(16,406)	(16,736)
Total IPL first mortgage bonds		1,610,629	1,610,237
IPL unsecured debt:
Variable (3)	December 2020	30,000	30,000
Variable (3)	December 2020	60,000	60,000
Deferred financing costs		(400)	(456)
Total IPL unsecured debt		89,600	89,544
Total Long-term Debt – IPL		1,700,229	1,699,781
Long-term Debt – IPALCO:
5.00% Senior Secured Notes	May 2018	400,000	400,000
3.45% Senior Secured Notes	July 2020	405,000	405,000
Unamortized discount – net		(221)	(273)
Deferred financing costs		(4,033)	(5,018)
Total Long-term Debt – IPALCO		800,746	799,709
Total Consolidated IPALCO Long-term Debt		2,500,975	2,499,490
Less: Current Portion of Long-term Debt		423,758	24,650
Net Consolidated IPALCO Long-term Debt		$2,077,217	$2,474,840

(1)	First mortgage bonds are issued to the city of Petersburg, Indiana, to secure the loan proceeds from various tax-exempt bonds issued by the city.

(2)	First mortgage bonds are issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.

(3)
Unsecured notes are issued to the Indiana Finance Authority by IPL to facilitate the loan of proceeds from various tax-exempt notes issued by the Indiana Finance Authority. The notes have a final maturity date of December 2038, but are subject to a mandatory put in December 2020.

IPL First Mortgage Bonds

On August 1, 2017, IPL repaid $24.7 million in outstanding borrowings of 5.40% IPL first mortgage bonds that were due in August 2017.

IPALCO’s Senior Secured Notes

IPALCO has $400 million of 5.00% Senior Secured Notes due May 1, 2018. Although current liquid funds are not sufficient to pay these notes at maturity, we believe that we will be able to refinance these notes based on our conversations with investment bankers, which currently indicate more than adequate demand for new IPALCO debt at our current credit rating; and the previous successful issuance of our $405 million IPALCO senior secured notes in 2015, which served to refinance existing notes. Should the capital markets not be accessible to IPALCO at the time of the maturity of the 2018 IPALCO Notes, management believes that other financing options are at its disposal to meet the needs of the maturity.

Line of Credit

As of June 30, 2017 and December 31, 2016, IPL had $108.5 million and $50.0 million in outstanding borrowings on the committed line of credit, respectively.

6. INCOME TAXES

IPALCO’s effective combined state and federal income tax rates were 32.0% and 31.9% for the three and six months ended June 30, 2017, respectively, as compared to 33.3% and 33.0% for the three and six months ended June 30, 2016, respectively. The decrease in the effective tax rates versus the comparable periods was primarily due to the manufacturer’s production deduction (Internal Revenue Code Section 199) that had been previously limited due to a Net Operating Loss carryover.

7. BENEFIT PLANS

The following table (in thousands) presents information for the six months ended June 30, 2017, relating to the Pension Plans:

Net unfunded status of plans:
Net unfunded status at December 31, 2016, before tax adjustments	$(57,395)
Net benefit cost components reflected in net unfunded status during first quarter:
Service cost	(1,836)
Interest cost	(6,327)
Expected return on assets	11,167
Actuarial valuation adjustment	80
Employer contributions	7,211
Net unfunded status at March 31, 2017, before tax adjustments	$(47,100)
Net benefit cost components reflected in net unfunded status during second quarter:
Service cost	(1,836)
Interest cost	(6,326)
Expected return on assets	11,168
Net unfunded status at June 30, 2017, before tax adjustments	$(44,094)

Regulatory assets related to pensions(1):
Regulatory assets at December 31, 2016, before tax adjustments	$223,705
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,060)
Amortization of net actuarial loss	(3,300)
Settlements(2)	(146)
Actuarial valuation adjustment	(80)
Regulatory assets at March 31, 2017, before tax adjustments	$219,119
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,060)
Amortization of net actuarial loss	(3,299)
Regulatory assets at June 30, 2017, before tax adjustments	$214,760

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

(2)	The settlement loss of $0.1 million for the three months ended March 31, 2017 was the result of a lump sum distribution paid out of the Supplemental Retirement Plan.

Pension Expense

The following table presents net periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended,		For the Six Months Ended,
	June 30,		June 30,
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,836	$1,755	$3,672	$3,509
Interest cost	6,326	6,454	12,653	12,908
Expected return on plan assets	(11,168)	(10,874)	(22,335)	(21,747)
Amortization of prior service cost	1,060	1,296	2,120	2,592
Amortization of actuarial loss	3,299	3,474	6,599	6,948
Settlements	—	—	146	—
Net periodic benefit cost	$1,353	$2,105	$2,855	$4,210

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $7.1 million and $6.8 million at June 30, 2017 and December 31, 2016, respectively, were not material to the Financial Statements in the periods covered by this report.

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

9. SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other non-utility business activities aggregated separately. The non-utility category primarily includes the 2018 IPALCO Notes and the 2020 IPALCO Notes; approximately $12.6 million and $8.3 million of cash and cash equivalents, as of June 30, 2017 and December 31, 2016, respectively; long-term investments of $4.9 million and $5.2 million at June 30, 2017 and December 31, 2016, respectively; and income taxes and interest related to those items. All other assets represented less than 1% of IPALCO’s total assets as of June 30, 2017 and December 31, 2016. Net income for the utility segment was $61.7 million and $70.1 million for the six-month periods ended June 30, 2017 and 2016, respectively, and $29.4 million and $36.4 million for the three-month periods ended June 30, 2017 and 2016, respectively. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

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

Comparison of three months ended June 30, 2017 and three months ended June 30, 2016

Utility Operating Revenues

Utility operating revenues during the three months ended June 30, 2017 decreased by $1.5 million compared to the same period in 2016, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	June 30,			Percentage
	2017	2016	Change	Change
Utility operating revenues:
Retail revenues	$314,453	$314,105	$348	0.1%
Wholesale revenues	1,802	3,012	(1,210)	(40.2)%
Miscellaneous revenues	5,570	6,172	(602)	(9.8)%
Total utility operating revenues	$321,825	$323,289	$(1,464)	(0.5)%

Heating degree days:
Actual	355	508	(153)	(30.1)%
30-year average	503	499

Cooling degree days:
Actual	314	401	(87)	(21.7)%
30-year average	332	343

The increase in retail revenues of $0.3 million was primarily due to (i) a net increase in the weighted average price per kWh sold ($9.5 million); partially offset by (ii) a 3% decrease in the volume of kWh sold ($5.4 million) and (iii) the one-time impact in the prior period of recognizing in IPL’s unbilled revenue calculation the increase in IPL’s base rates relating to revenues that were previously charged through IPL’s environmental cost recovery rate adjustment mechanism, or rider ($3.8 million). The $9.5 million increase in the weighted average price of retail kWh sold was primarily due to: (i) a $5.1 million increase in billings for the MISO, Capacity, and Off System Sales riders (see Note 2, “Regulatory Matters” to the Financial Statements), (ii) an increase in fuel revenues of $3.4 million, (iii) a $2.2 million increase in DSM program rate adjustment mechanism revenues and (iv) other favorable retail rate variances; partially offset by (v) a $4.5 million decrease related to environmental rate adjustment mechanism revenues. The $2.2 million increase in DSM revenues is primarily related to a $4.5 million increase in our estimate of performance incentives earned in 2016, which was recorded in the second quarter of 2017, partially offset by a decrease in recoverable expenses. The majority of the decrease in environmental rate adjustment mechanism revenues is offset by decreased operating expenses, including depreciation and amortization. The $5.4 million decrease in the volume of kWh sold was primarily due to unfavorable temperatures in our service territory during the second quarter of 2017 versus the comparable period (as demonstrated by the 30% decrease in heating degree days and 22% decrease in cooling degree days, as shown above).

The decrease in wholesale revenues of $1.2 million was primarily due to (i) a 35% decrease in the quantity of kWh sold ($1.0 million) as IPL’s generation units were called upon by MISO to produce electricity less often during the second quarter of 2017 compared to the second quarter of 2016, largely due to unfavorable prices and unit availability; and (ii) an 8% decrease in the weighted average price per kWh sold ($0.2 million). We sold 55.6 million kWh during the second quarter of 2017 compared to 85.2 million kWh during the second quarter of 2016. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability. Our goal is to make wholesale sales when it is profitable to do so. Currently, 50% of IPL’s wholesale margins above and below an established annual benchmark of $6.3 million are shared with our customers through a rate rider.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended June 30, 2016 to the three months ended June 30, 2017 (dollars in millions):

Operating expenses for the three months ended June 30, 2016	$279.0
Increase in fuel costs	9.6
Decrease in depreciation and amortization costs	(7.1)
Increase in power purchased	7.1
Decrease in income taxes - net	(3.2)
Decrease in DSM program costs	(2.3)
Other miscellaneous variances - individually immaterial	(0.5)
Operating expenses for the three months ended June 30, 2017	$282.6

The $9.6 million increase in fuel costs was primarily due to (i) a $17.6 million increase in deferred fuel costs, which includes the one-time impact of $14.2 million in the prior period of recognizing in IPL’s deferred fuel calculation the increase in base rates relating to fuel revenues that were previously charged through a rate adjustment mechanism or rider, and (ii) a $3.3 million increase due to the higher price of natural gas we consumed versus the comparable period; partially offset by (iii) a $9.3 million decrease in the quantity of fuel consumed versus the comparable period and (iv) a $2.2 million decrease due to the lower price of coal we consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

The decrease in depreciation and amortization costs of $7.1 million was primarily due to a $4.2 million decrease in regulatory deferrals and amortizations related to environmental projects, and the impact of the retirements of coal assets at our Eagle Valley and Harding Street locations during the second quarter of 2016.

The $7.1 million increase in purchased power costs was primarily due to a 30% increase in the volume of power purchased during the period ($10.4 million), partially offset by a 9% decrease in the market price of purchased power ($4.3 million). The volume of power we purchase each period is primarily influenced by our retail demand, generating unit capacity and outages, and the fact that at times it is less expensive for us to buy power in the market than to produce it ourselves. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased.

The $3.2 million decrease in income taxes - net was primarily due to the tax effect of the decrease in pretax net operating income.

The decrease in DSM program costs of $2.3 million, which are included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Operations and are recoverable through customer rates, is due to timing differences in spending patterns. This decrease is correlated to the decrease in DSM rate adjustment mechanism revenues excluding the change in estimated performance incentives described previously.

Other Income and Deductions

Other income and deductions increased $0.4 million, from income of $9.3 million for the three months ended June 30, 2016, to income of $9.7 million for the same period in 2017. The increase was primarily due to an increase in the income tax benefit of $0.6 million, which was primarily due to the change in pretax nonoperating income during the comparable periods.

Interest and Other Charges

Interest and other charges increased $1.8 million during the three months ended June 30, 2017 compared to the same period in the prior year, primarily due to higher interest of $1.9 million on long-term debt as a result of IPL’s first mortgage bonds debt issuances of $350 million (4.05% Series, due May 2046) in May 2016.

Comparison of six months ended June 30, 2017 and six months ended June 30, 2016

Utility Operating Revenues

Utility operating revenues during the six months ended June 30, 2017 increased by $7.7 million compared to the same period in 2016, which resulted from the following changes (dollars in thousands):

	Six Months Ended
	June 30,			Percentage
	2017	2016	Change	Change
Utility operating revenues:
Retail revenues	$643,041	$635,873	7,168	1.1%
Wholesale revenues	4,374	3,788	586	15.5%
Miscellaneous revenues	11,319	11,373	(54)	(0.5)%
Total utility operating revenues	$658,734	$651,034	$7,700	1.2%

Heating degree days:
Actual	2,559	2,971	(412)	(13.9)%
30-year average	3,283	3,250

Cooling degree days:
Actual	316	401	(85)	(21.2)%
30-year average	335	343

The increase in retail revenues of $7.2 million was primarily due to a net increase in the weighted average price per kWh sold ($24.9 million), partially offset by a 4% decrease in the volume of kWh sold ($13.9 million) and the one-time impact in the prior period of recognizing in IPL’s unbilled revenue calculation the increase in IPL’s base rates relating to revenues that were previously charged through IPL’s environmental cost recovery rate adjustment mechanism, or rider ($3.8 million). While billed through a rider, such revenues relating to environmental cost recovery were not includable in our unbilled calculation. The $24.9 million increase in the weighted average price of retail kWh sold was primarily due to: (i) a $10.8 million increase in billings for the MISO, Capacity, and Off System Sales riders, which took effect as part of the 2016 Rate Order (see Note 2, “Regulatory Matters” to the Financial Statements), (ii) the impact of implementing the 2016 Rate Order (see Note 2, “Regulatory Matters” to the Financial Statements), (iii) a $5.8 million increase related to environmental rate adjustment mechanism revenues, (iv) an increase in DSM program rate adjustment mechanism revenues of $2.6 million and (v) a $2.2 million increase in fuel revenues. The $2.6 million increase in DSM revenues is primarily related to a $4.5 million increase in our estimate of performance incentives earned in 2016, which was recorded in the second quarter of 2017, partially offset by a decrease in recoverable expenses. The majority of the increases in environmental rate adjustment mechanism revenues are offset by increased operating expenses, including depreciation and amortization. The $13.9 million decrease in the volume of kWh sold was primarily due to unfavorable temperatures in our service territory during the first half of 2017 versus the comparable period (as demonstrated by the 14% decrease in heating degree days and 21% decrease in cooling degree days, as shown above).

The increase in wholesale revenues of $0.6 million was primarily due to (i) a 13% increase in the quantity of kWh sold ($0.5 million) as IPL’s generation units were called upon by MISO to produce electricity more often during the first half of 2017 compared to the first half of 2016, largely due to favorable prices and unit availability; and (ii) a 2% increase in the weighted average price per kWh sold ($0.1 million). We sold 141.2 million kWh during the first half of 2017 compared to 125.3 million kWh during the first half of 2016. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability. Our goal is to make wholesale sales when it is profitable to do so. Currently, 50% of IPL’s wholesale margins above and below an established annual benchmark of $6.3 million are shared with our customers through a rate rider.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the six months ended June 30, 2016 to the six months ended June 30, 2017 (dollars in millions):

Operating expenses for the six months ended June 30, 2016	$566.5
Increase in fuel costs	13.8
Increase in non-purchased power MISO costs	8.9
Decrease in depreciation and amortization costs	(7.8)
Increase in power purchased	3.7
Decrease in income taxes - net	(3.7)
Decrease in DSM program costs	(1.8)
Other miscellaneous variances - individually immaterial	(2.3)
Operating expenses for the six months ended June 30, 2017	$577.3

The $13.8 million increase in fuel costs was primarily due to (i) a $15.1 million increase in deferred fuel costs, which includes the one-time impact of $14.2 million in the prior period of recognizing in IPL’s deferred fuel calculation the increase in base rates relating to fuel revenues that were previously charged through a rate adjustment mechanism or rider, and (ii) a $6.6 million increase due to the higher price of natural gas we consumed versus the comparable period; partially offset by (iii) a $4.9 million decrease due to the lower price of coal we consumed versus the comparable period and (iv) a $2.7 million decrease in the quantity of fuel consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

MISO non-purchased power costs increased $8.9 million, which includes both current period costs and the amortization of previously deferred costs, which were included in IPL’s customer billing rates beginning April 1, 2016. Such costs were deferred as a regulatory asset prior to April 1, 2016, and are now being amortized to expense over a ten-year period.

The decrease in depreciation and amortization costs of $7.8 million was primarily due to a $5.4 million decrease in regulatory deferrals and amortization related to environmental projects, and the impact of the retirements of coal assets at our Eagle Valley and Harding Street locations during the second quarter of 2016.

The $3.7 million increase in purchased power costs was primarily due to a 12% increase in the market price of purchased power ($11.7 million) and an increase in MISO non-fuel market participation costs ($3.9 million), partially offset by a 16% decrease in the volume of power purchased during the period ($13.5 million). The volume of power we purchase each period is primarily influenced by our retail demand, generating unit capacity and outages, and the fact that at times it is less expensive for us to buy power in the market than to produce it ourselves. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. The MISO non-fuel market participation costs, which include both current period costs and amortization of previously deferred costs, were included in IPL’s customer billing rates beginning April 1, 2016. Such costs were deferred as a regulatory asset prior to April 1, 2016, and are now being amortized to expense over a ten-year period.

The $3.7 million decrease in income taxes - net was primarily due to the tax effect of the decrease in pretax net operating income.

The decrease in DSM program costs of $1.8 million, which are included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Operations and are recoverable through customer rates, is due to timing differences in spending patterns. This decrease is correlated to the decrease in DSM rate adjustment mechanism revenues excluding the change in estimated performance incentives described previously.

Other Income and Deductions

Other income and deductions increased $1.1 million, from income of $18.5 million for the six months ended June 30, 2016, to income of $19.6 million for the same period in 2017. The increase was primarily due to an increase in the income tax benefit of $0.9 million, which was primarily due to the change in pretax nonoperating income during the comparable periods.

Interest and Other Charges

Interest and other charges increased $4.8 million during the six months ended June 30, 2017 compared to the same period in the prior year, primarily due to higher interest of $4.9 million on long-term debt as a result of IPL’s first mortgage bonds debt issuances of $350 million (4.05% Series, due May 2046) in May 2016.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2017 and beyond, we expect that our financial results will be driven primarily by retail demand, weather, generating unit availability, outage costs and, to a lesser extent, wholesale prices. In addition, IPL’s financial results will likely be driven by many other factors including, but not limited to, the following:

•	rate case outcomes;

•	the timely completion of major construction projects and recovery of capital expenditures through base rate growth; and

•	the passage of new legislation, implementation of regulations or other changes in regulation.

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

Regulatory and Environmental

Please see Note 2, “Regulatory Matters” to the Financial Statements for an update on regulatory matters. We also are subject to numerous environmental laws and regulations in the jurisdictions in which we operate. We face certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal or beneficial reuse of CCR) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on our consolidated results of operations. Please see Note 8, “Commitments and Contingencies” to the Financial Statements for a description of certain environmental matters. In addition, the following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in “Item 1. Business - Regulatory Matters” and “Item 1. Business - Environmental Matters” in IPALCO’s 2016 Form 10-K.

Climate Change Legislation and Regulation

We refer to the discussion in “Item 1. Business - Environmental Matters - Climate Change Legislation and Regulation” in IPALCO’s 2016 Form 10-K for a discussion of certain recent developments, including the EPA’s CO2 emissions rules for new electric generating units, or GHG NSPS, as well as the CO2 emissions rules for existing power plants, called the CPP. Both the GHG NSPS and the CPP are being challenged by several states and industry groups in the D.C. Circuit. The challenges to the CPP have been fully briefed and argued but oral arguments have not yet taken place on the GHG NSPS. On March 28, 2017, the EPA filed a motion in the D.C. Circuit to hold the challenges to both the CPP and the GHG NSPS in abeyance in light of an Executive Order signed the same day. On April 28, 2017, the D.C. Circuit issued orders holding the challenges to both rules in abeyance for 60 days. The Executive Order instructs the EPA Administrator to review the GHG NSPS and CPP and “if appropriate...as soon as practicable...publish for notice and comment proposed rules suspending, revising, or rescinding those rules.” On April 4, 2017, the EPA published a notice in the Federal Register to announce that it is initiating administrative reviews of both the CPP and the GHG NSPS as a result of the Executive Order.

We cannot predict at this time the likely outcome of the EPA’s review of either the CPP or the GHG NSPS. By order of the U.S. Supreme Court, the CPP has been stayed pending resolution of the challenges to the rule. Due to the future uncertainty of the CPP, we cannot at this time determine the impact on our operations or consolidated financial results, but we believe the cost to comply with the CPP, should it be upheld and implemented in its current or a substantially similar form, could be material. The GHG NSPS remains in effect at this time, and, absent further action from the EPA that rescinds or substantively revises the NSPS, it could impact any Company plans to construct and/or modify or reconstruct electric generating units in some locations, which may have a material impact on our business, financial condition or results of operations.

Environmental Wastewater Requirements

As further discussed in “Item 1. Business - Environmental Matters - Environmental Wastewater Requirements” in IPALCO’s 2016 Form 10-K, the EPA and the Army Corps of Engineers jointly published a final rule in June 2015 defining federal jurisdiction over waters of the United States. This rule, which became effective in August 2015, may expand or otherwise change the number and types of waters or features subject to federal permitting. In October 2015, the U.S. Court of Appeals for the Sixth Circuit (the “Sixth Circuit”) issued an order to temporarily stay the “Waters of the United States” rule nationwide while that court determines whether it has authority to hear the challenges that had been brought by multiple states against the rule. As of July 2017, the Sixth Circuit’s stay remains in place, while that court’s February 2016 decision that challenges to the rule belong in the appellate courts is being appealed to the U.S. Supreme Court, which court agreed in January 2017 to hear this challenge. On March 6, 2017, the EPA and the Army Corps of Engineers published in the Federal Register a notice of intent to review and rescind or revise the “Waters of the United States” rule, as required by an Executive Order signed that same day. In June 2017, the EPA and the Army Corps of Engineers jointly announced they would issue a proposed rule rescinding the term “waters of the United States.” This proposed rule, which was published in the Federal Register on July 27, 2017, indicated that the agencies would pursue a separate notice and comment rulemaking to evaluate and replace the definition. We cannot predict the outcome of this regulatory and judicial process but, if the EPA is unsuccessful in replacing the June 2015 final rule, it could have a material impact on our business, financial condition or results of operations.

In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waterways by power plants. In addition to the wastewater treatment technologies being installed and operated for compliance with the requirements of the October 2012 NPDES permit described above, the final ELG rule will require closed loop or dry bottom ash handling at Petersburg. The compliance date may be as early as November 2018 or as late as December 2023, and is subject to the discretion of IDEM. IPL plans to install a dry bottom ash handling system in response to the CCR rule described above in advance of the ELG compliance date. As such, the impact of the ELG rule is not expected to be material. Industry groups have filed challenges to the ELG rule, which are pending before the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). Environmental groups have moved to intervene in these cases on behalf of the EPA. On April 24, 2017, the Fifth Circuit granted the EPA’s request to hold these challenges in abeyance during review of the rule and possible rulemaking. The Trump administration issued a stay of the ELG rule, which stay was published in the Federal Register on April 25, 2017. On May 3, 2017, environmental groups filed legal challenges to the stay. On June 6, 2017, EPA published a proposed rule for notice and comment to stay certain compliance dates of the ELG.

CCR

Please see Note 2, “Regulatory Matters” to the Financial Statements for further details.

NAAQS

Please see Note 2, “Regulatory Matters” to the Financial Statements for further details.

Other

On April 13, 2017, as directed by President Trump’s Executive Order 13777, the EPA published a proposed rule called “Evaluation of Existing Regulations,” announcing the formation of a task force to evaluate regulatory burdens and soliciting comments on any federal regulations that should be considered for repeal, replacement, or modification. The task force will attempt to identify regulations that (a) eliminate jobs or inhibit job creation; (b) are outdated, unnecessary, or ineffective; (c) impose costs that exceed benefits; (d) create a serious inconsistency or otherwise interfere with regulatory reform initiatives and policies; (e) are based on data or methods that are not transparent or publicly available; and (f) are derived from or im plement executive orders that have been rescinded or modified. It is unclear what impact this regulatory evaluation will have on our business.

In addition, on July 20, 2017, the Maryland Department of the Environment notified the EPA that it was considering suing the EPA for failing to address its November 2016 CAA petition for such federal agency to determine that 36 electric generating units in five upwind states, including two Petersburg units, emit pollutants that contribute to non-attainment of NAAQS for ozone in Maryland, as described further in IPALCO’s 2016 Form 10-K. If this petition is granted or a suit is filed and decided favorably to the Maryland Department of the Environment, our facilities could be subject to additional requirements. We would seek recovery of any capital expenditures; however, there is no guarantee we would be successful in this regard.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of June 30, 2017, we had unrestricted cash and cash equivalents of $26.9 million and available borrowing capacity of $141.5 million under our $250 million unsecured revolving credit facility after accounting for outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2018. In December 2015, we received an order from the IURC granting us authority through December 31, 2018 to, among other things, issue up to $650 million in aggregate principal amount of long-term debt and refinance up to $196.5 million in existing indebtedness. As of June 30, 2017, we have $106.5 million of total debt issuance authority remaining under this order. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250 million remains available under the order as of June 30, 2017. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of June 30, 2017. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

IPALCO’s Senior Secured Notes

IPALCO has classified its outstanding $400 million of Senior Secured Notes due May 1, 2018 as short-term debt. For further discussion, please see Note 5, “Debt - IPALCO's Senior Secured Notes.”

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Six months ended June 30,
	2017	2016	$ Change

Net cash provided by operating activities	$119,233	$129,624	$(10,391)
Net cash used in investing activities	(125,224)	(435,960)	310,736
Net cash (used in) provided by financing activities	(2,068)	329,285	(331,353)
Net decrease in cash	(8,059)	22,949	(31,008)
Cash and cash equivalents at beginning of period	34,953	21,521	13,432
Cash and cash equivalents at end of period	$26,894	$44,470	$(17,576)

Operating Activities:

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Six months ended June 30,
	2017	2016	$ Change

Net income	$50,675	$57,477	$(6,802)
Depreciation and amortization	105,298	109,225	(3,927)
(Deferral) amortization of regulatory assets	(1,360)	3,957	(5,317)
Amortization of debt premium	1,426	78	1,348
Deferred income taxes and investment tax credit adjustments	(11,749)	18,575	(30,324)
Allowance for equity funds used during construction	(12,948)	(13,166)	218
Net income, adjusted for non-cash items	131,342	176,146	(44,804)
Net change in operating assets and liabilities	(12,109)	(46,522)	34,413
Net cash provided by operating activities	$119,233	$129,624	$(10,391)

The net change in operating assets and liabilities for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was driven by changes in the following (in thousands):

Increase from accounts receivable due to higher collections	$34,258
Increase from short-term and long-term regulatory assets and liabilities primarily due to the collection of deferred MISO expenses	30,934
Decrease from accounts payable and accrued expenses due to timing of spending	(19,269)
Decrease from fuel, materials and supplies primarily due to higher coal purchases	(19,718)
Increase from pension and other postretirement benefit expenses due to lower employer contributions	8,037
Other - net	171
Net change in operating assets and liabilities	$34,413

Investing Activities

During the six months ended June 30, 2017, net cash used in investing activities was primarily related to capital expenditures of $118.1 million (which excludes $8.5 million of payments for financed capital expenditures).

During the six months ended June 30, 2016, net cash used in investing activities was primarily related to capital expenditures of $425.6 million (which excludes $6.7 million of payments for financed capital expenditures).

Financing Activities

During the six months ended June 30, 2017, net cash used in financing activities primarily relates to dividends to shareholders of $50.1 million and payments for financed capital expenditures of $8.5 million; partially offset by net borrowings of $58.5 million.

During the six months ended June 30, 2016, net cash provided by financing activities primarily relates to net borrowings of $180.8 million and equity capital contributions of $213.0 million from shareholders for funding needs related to IPL’s environmental and replacement generation projects; partially offset by dividends to shareholders of $52.3 million.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Construction expenditures during the first six months of 2017 and 2016 were financed primarily with internally generated cash provided by operations, borrowings on our credit facility, long-term borrowings and equity capital contributions.

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

IPL also plans to spend a total of $655 million (of which $601 million has been expended through June 30, 2017) on replacement generation costs through 2017 as a result of the retirement of existing facilities not equipped with advanced environmental control technologies required to comply with existing and expected regulations. The balance of $54 million is projected to be expended in 2017 and 2018. Please see “Item 1. Business - Environmental Matters - Unit Retirements and Replacement Generation” as described in IPALCO’s 2016 Form 10-K for more details.

Other environmental expenditures include costs for compliance with the NPDES permit program under the CWA. The costs for NPDES at our Petersburg station for 2017 are expected to be $37 million (of which $12 million has been expended through June 30, 2017). IPL plans to spend a total of $224 million for this project (of which $199 million has been expended through June 30, 2017). Please see “Item 1. Business - Environmental Matters - Environmental Wastewater Requirements” as described in IPALCO’s 2016 Form 10-K for more details.

IPL also has projects underway related to environmental compliance for CCR and NAAQS SO2. The costs for these projects in the 2017 through 2019 forecast are expected to be $42 million. IPL plans to spend a total of $76 million for these projects (of which $43 million has been expended through June 30, 2017). Please see “Item 1. Business - Environmental Matters - Waste Management and CCR” and “Item 1. Business - Environmental Matters - NAAQS” as described in IPALCO’s 2016 Form 10-K for more details.

Other environmental capital spending for the period 2017 through 2019 includes spending for studies related to cooling water intake requirements in sections 316(a) and 316(b) of the CWA, NAAQS Ozone and Office of Surface Mining totaling $24 million. Please see “Item 1. Business - Environmental Matters - Cooling Water Intake Regulations” as described in IPALCO’s 2016 Form 10-K for more details.

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

We cannot predict whether our current debt and credit ratings or the debt and credit ratings of IPL will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. A security rating is not a recommendation to buy, sell or hold securities. Such ratings may be subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first six months of 2017 and 2016, IPALCO paid $50.1 million and $52.3 million, respectively, in dividends to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s Board of Directors deems relevant.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)), as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, as of June 30, 2017. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Please see Note 2, “Regulatory Matters” and Note 8, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2016 and Form 10-Q for the quarter ended March 31, 2017, and the Notes to the Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information included in, or incorporated by reference into, this Item 1 to Part II should be read in conjunction with such Form 10-K and Form 10-Q.

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

IPALCO ENTERPRISES, INC.

Date:	August 7, 2017	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2017	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Controller
(Principal Accounting Officer)