Form 10-Q
period 2017-09-30
IPALCO ENTERPRISES, INC.
filed 2017-11-02
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or
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

At November 1, 2017, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended September 30, 2017

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2016 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2016, as amended
2016 Rate Order	The order issued in March 2016 by the IURC authorizing IPL to increase its basic rates and charges by $30.8 million annually.
2018 IPALCO Notes	$400 million of 5.00% Senior Secured Notes due May 1, 2018
2020 IPALCO Notes	$405 million of 3.45% Senior Secured Notes due July 15, 2020
2024 IPALCO Notes	$405 million of 3.70% Senior Secured Notes due September 1, 2024
AES	The AES Corporation
AES U.S. Investments	AES U.S. Investments, Inc.
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
CO2	Carbon Dioxide
CPP	Clean Power Plan
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

CWA	U.S. Clean Water Act
DOE	U.S. Department of Energy
DSM	Demand Side Management
ELG	Effluent Limitation Guidelines
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company

PSD	Prevention of Significant Deterioration
SEC	Securities and Exchange Commission
Service Company	AES U.S. Services, LLC
Subscription Agreement	Subscription Agreement dated as of December 14, 2014, by and between IPALCO and CDPQ
SO2	Sulfur Dioxide
U.S.	United States of America

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended,		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

UTILITY OPERATING REVENUES	$355,314	$361,339	$1,014,048	$1,012,373

UTILITY OPERATING EXPENSES:
Fuel	77,061	80,451	210,521	200,115
Other operating expenses	62,776	59,548	188,288	178,991
Power purchased	44,470	39,464	141,058	132,333
Maintenance	29,706	25,918	96,032	92,919
Depreciation and amortization	52,711	54,876	156,099	166,027
Taxes other than income taxes	11,804	11,779	33,640	34,317
Income taxes - net	23,049	29,457	53,189	63,290
Total utility operating expenses	301,577	301,493	878,827	867,992
UTILITY OPERATING INCOME	53,737	59,846	135,221	144,381

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	6,628	7,077	19,576	20,454
Loss on early extinguishment of debt	(8,875)	—	(8,875)	—
Miscellaneous income and (deductions) - net	(185)	(299)	(728)	(1,433)
Income tax benefit applicable to nonoperating income	8,308	4,485	15,492	10,748
Total other income and (deductions) - net	5,876	11,263	25,465	29,769

INTEREST AND OTHER CHARGES:
Interest on long-term debt	30,575	29,018	89,077	82,571
Other interest	466	367	1,263	1,730
Allowance for borrowed funds used during construction	(5,702)	(6,549)	(16,763)	(18,007)
Amortization of redemption premiums and expense on debt	1,081	1,017	3,241	3,123
Total interest and other charges - net	26,420	23,853	76,818	69,417
NET INCOME	33,193	47,256	83,868	104,733

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803	2,410	2,410
NET INCOME APPLICABLE TO COMMON STOCK	$32,390	$46,453	$81,458	$102,323

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	September 30,	December 31,
	2017	2016
ASSETS
UTILITY PLANT:
Utility plant in service	$5,342,196	$4,997,846
Less accumulated depreciation	2,110,899	2,030,497
Utility plant in service - net	3,231,297	2,967,349
Construction work in progress	703,231	898,330
Spare parts inventory	14,428	14,237
Property held for future use	1,002	1,002
Utility plant - net	3,949,958	3,880,918
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	504	512
Intangible assets - net	10,812	11,976
Other long-term assets	6,005	5,916
Other assets - net	17,321	18,404
CURRENT ASSETS:
Cash and cash equivalents	26,327	34,953
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $2,842 and $2,365, respectively)	151,951	154,586
Fuel inventories - at average cost	34,162	30,237
Materials and supplies - at average cost	61,139	60,648
Regulatory assets	32,784	33,912
Prepayments and other current assets	30,964	33,504
Total current assets	337,327	347,840
DEFERRED DEBITS:
Regulatory assets	436,956	450,710
Miscellaneous	4,224	4,409
Total deferred debits	441,180	455,119
TOTAL	$4,745,786	$4,702,281
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholders' equity:
Paid in capital	$597,296	$596,810
Accumulated deficit	(19,645)	(25,627)
Total common shareholders' equity	577,651	571,183
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt (Note 5)	2,477,051	2,474,840
Total capitalization	3,114,486	3,105,807
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 5)	120,500	74,650
Accounts payable	107,809	119,511
Accrued expenses	23,196	18,754
Accrued real estate and personal property taxes	21,951	18,930
Regulatory liabilities	5,181	7,704
Accrued income taxes	3,054	—
Accrued interest	35,492	32,541
Customer deposits	30,600	29,780
Other current liabilities	10,451	19,467
Total current liabilities	358,234	321,337
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	690,363	670,294
Deferred income taxes - net	445,539	449,730
Non-current income tax liability	6,687	6,634
Unamortized investment tax credit	1,376	2,410
Accrued pension and other postretirement benefits	48,310	64,139
Asset retirement obligations	80,077	80,568
Miscellaneous	714	1,362
Total deferred credits and other long-term liabilities	1,273,066	1,275,137
COMMITMENTS AND CONTINGENCIES (Note 8)
TOTAL	$4,745,786	$4,702,281

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATIONS:
Net income	$83,868	$104,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,103	166,031
Amortization of deferred financing costs and debt premium	3,241	3,123
Deferred income taxes and investment tax credit adjustments - net	(14,546)	15,680
Loss on early extinguishment of debt	8,875	—
Allowance for equity funds used during construction	(19,576)	(20,125)
Change in certain assets and liabilities:
Accounts receivable	2,635	(29,864)
Fuel, materials and supplies	(4,626)	31,705
Income taxes receivable or payable	5,143	12,163
Financial transmission rights	(788)	(3,279)
Accounts payable and accrued expenses	(10,864)	(1,306)
Accrued real estate and personal property taxes	3,020	4,456
Accrued interest	2,951	11,354
Pension and other postretirement benefit expenses	(15,828)	(23,573)
Short-term and long-term regulatory assets and liabilities	21,183	(26,623)
Prepaids and other current assets	156	(2,802)
Other - net	(4,841)	7,395
Net cash provided by operating activities	216,106	249,068
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(163,714)	(516,895)
Project development costs	(1,315)	(852)
Cost of removal, net of salvage	(7,523)	(10,881)
Other	(2,957)	(1,525)
Net cash used in investing activities	(175,509)	(530,153)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	126,500	248,000
Short-term debt repayments	(80,650)	(389,850)
Long-term borrowings, net of discount	404,633	347,662
Retirement of long-term debt, including early payment premium	(408,152)	—
Dividends on common stock	(75,476)	(86,443)
Issuance of common stock	—	134,276
Equity contributions from shareholders	—	78,738
Preferred dividends of subsidiary	(2,410)	(2,410)
Deferred financing costs paid	(3,652)	(3,964)
Payments for financed capital expenditures	(9,788)	(14,990)
Other	(228)	(152)
Net cash (used in) provided by financing activities	(49,223)	310,867
Net change in cash and cash equivalents	(8,626)	29,782
Cash and cash equivalents at beginning of period	34,953	21,521
Cash and cash equivalents at end of period	$26,327	$51,303

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$70,395	$54,911
Income taxes	$47,100	$24,700
	As of September 30,
	2017	2016
Non-cash investing activities:
Accruals for capital expenditures	$33,184	$37,357

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO, acquired by AES in March 2001, is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 490,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. IPL’s largest generating station, Petersburg, is coal-fired. The second largest station, Harding Street, has converted its coal-fired units to natural gas and uses natural gas and fuel oil to power combustion turbines. In addition, IPL began the operation of a 20 MW battery energy storage unit at this location in May 2016, which provides frequency response. The third station, Eagle Valley, retired its coal-fired units in April 2016. The CCGT at Eagle Valley is expected to be completed in the first half of 2018 with a rated output of 671 MW. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of September 30, 2017, IPL’s net electric generation capacity for winter is 2,996 MW and net summer capacity is 2,881 MW.

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

New Accounting Pronouncements

The following table provides a brief description of recent accounting pronouncements that had or may have a material impact on the Company’s Financial Statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on the Company’s Financial Statements.

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
2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20)
This standard clarifies the scope and application of ASC 610-20 on the sale, transfer, and derecognition of nonfinancial assets and in substance nonfinancial assets to non-customers, including partial sales. It also clarifies that the derecognition of business is under scope of ASC 810. Transition method: full or modified retrospective.

The Company is in the process of identifying contracts that would not be completed as of January 1, 2018. Based on the assessment of contracts already executed as of September 30, 2017, the contracts that may require any type of assessment under the new standard is limited.

January 1, 2018. Earlier application is permitted only as of January 1, 2017.
The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements. The Company will adopt the standard on January 1, 2018 and plans to use the modified retrospective approach.

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

2016-02, Leases (Topic 842)
This standard requires lesses to recognize assets and liabilities for most leases but recognize expenses in a manner similar to today's accounting. For lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance also eliminates today’s real estate-specific provisions. Transition method: modified retrospective at the beginning of the earliest comparative period presented in the financial statements (January 1, 2017).

The Company has established a task force focused on the identification of contracts that would be under the scope of the new standard and on the assessment and measurement of the right-of-use asset and related liability. The implementation team is in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard.
		January 1, 2019. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements. The Company intends to adopt the standard as of January 1, 2019.
2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-13, Revenue from Contracts with Customers (Topic 606)	See discussion of this ASU below:	January 1, 2018. Earlier application is permitted only as of January 1, 2017.	The Company will adopt the standard on January 1, 2018; see below for the evaluation of the impact of its adoption on the consolidated financial statements.

ASU 2014-09 and its subsequent corresponding updates provide the principles an entity must apply to measure and recognize revenue. The core principle is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Amendments to the standard were issued that provide further clarification of the principle and to provide certain transition expedients. The standard will replace most existing revenue recognition guidance in GAAP.

In 2016, the Company established a cross-functional implementation team and is in the process of evaluating and implementing changes to our business processes, systems and controls to support recognition and disclosure under the new standard. At this time, we do not expect any significant impact on our financial systems or a material change to controls as a result of the implementation of the new revenue recognition standard.
The Company is assessing the standard on a contract-by-contract basis and is in the process of completing the contract assessments by applying the interpretations issued during 2017 on key issues. These issues include the application of the practical expedient for measuring progress towards satisfaction of a performance obligation, when variable quantities would be considered variable consideration versus an option to acquire additional goods and services and how to allocate variable consideration to one or more, but not all, distinct goods or services promised in a series of distinct goods or services that forms part of a single performance obligation. Additionally, the Company is working on the application of the standard to contracts that are under the scope of Service Concession Arrangements (Topic 853) and assessing the gross versus net presentation for spot energy sale and purchases. Through this assessment to date, the Company has not identified any situations where revenue recognized under ASC 606 could differ from that recognized under ASC 605 or where the presentation of sales to and purchases from the spot markets will change. The Company will continue its work to complete the assessment of the full population of contracts and determine the overall impact to the consolidated financial statements.
The standard requires retrospective application and allows either a full retrospective adoption in which all periods are presented under the new standard or a modified retrospective approach in which the cumulative effect of initially applying the guidance is recognized at the date of initial application. Although we had previously been working toward adopting the standard using the full retrospective method, given the limited situations we have thus far determined where revenue recognized under ASC 606 differs from that recognized under ASC 605, we now expect to use the modified retrospective approach. However, the Company will continue to assess this conclusion which is dependent on the final impact to the Financial Statements.
We are continuing to work with various non-authoritative industry groups, and monitoring the FASB and Transition Resource Group activity, as we finalize our accounting policy on these and other industry specific interpretative issues, which is expected in 2017.

2. REGULATORY MATTERS

Basic Rates and Charges

In March 2016, the IURC issued the 2016 Rate Order authorizing IPL to increase its basic rates and charges by $30.8 million annually. The order also authorized IPL to collect, over a ten year period, $117.7 million of previously deferred regulatory assets related to IPL’s participation in the regional transmission organization known as MISO. Such deferred costs are amortized to expense over ten years. Accordingly, $11.8 million of IPL’s long-term MISO regulatory asset is included within current regulatory assets on the accompanying Unaudited Condensed Consolidated Balance Sheets. The rate order also authorized an increase in IPL’s depreciation rates of $24.3 million annually compared to the twelve months ended June 30, 2014, which is the period upon which the rate increase was calculated. IPL also received approval to implement three new rate riders for current recovery from customers of ongoing MISO costs and capacity costs, and for sharing with customers 50% of wholesale sales margins above and below the established annual benchmark of $6.3 million. Additionally, the capacity rider provides that IPL will share with customers 50% of any capacity sales. The order approved recovery of IPL’s pension expenses and a return on IPL’s discretionary pension fundings. While the IURC noted in the order that they found IPL’s Service Company cost allocations to be reasonable, IPL was directed to request the FERC to review its Service Company allocations. In September 2017, the FERC completed its review, authorizing the Service Company’s allocation of costs of non-power goods and services to IPL. In the 2016 Rate Order, the IURC also closed their investigation into IPL’s underground network.

Some of the intervening parties in the IURC rate case filed petitions for reconsideration of the IURC’s 2016 Rate Order with respect to certain issues. These petitions were subsequently denied by the IURC. In addition, certain intervening parties filed notices of appeal of the order. On April 5, 2017, the Indiana Court of Appeals affirmed the IURC’s 2016 Rate Order.

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

As of September 30, 2017 and December 31, 2016, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets – see Note 7, “Benefit Plans”) were considered Level 3, based on the above fair value hierarchy. These primarily consisted of FTRs, which are used to offset MISO congestion charges. Because the benefit associated with FTRs is a flow-through to IPL’s jurisdictional customers, IPL records a regulatory liability matching the value of the FTRs. In addition, IPALCO had one financial asset, a nonutility investment accounted for using the cost method of accounting, which is measured at fair value on a non-recurring basis, again using Level 3 measurements. All of these financial assets and liabilities were not material to the Financial Statements in the periods covered by this report, individually or in the aggregate.

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

Non-Recurring Fair Value Measurements

ASC 410 “Asset Retirement and Environmental Obligations” addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or normal operation. A legal obligation for purposes of ASC 410 is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppel. IPL’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. We use the cost approach to determine the fair value of IPL’s ARO liabilities, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. These inputs to the fair value of the ARO liabilities would be considered Level 3 inputs under the fair value hierarchy. As of September 30, 2017 and December 31, 2016, ARO liabilities were $80.1 million and $80.6 million, respectively.

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	September 30, 2017		December 31, 2016
	Face Value	Fair Value	Face Value	Fair Value
	(In Millions)
Fixed-rate	$2,418.8	$2,609.3	$2,438.5	$2,543.5
Variable-rate	210.5	210.5	140.0	140.0
Total indebtedness	$2,629.3	$2,819.8	$2,578.5	$2,683.5

The difference between the face value and the carrying value of this indebtedness represents the following:

•	unamortized deferred financing costs of $24.8 million and $22.2 million at September 30, 2017 and December 31, 2016, respectively; and

•	unamortized discounts of $6.9 million and $6.8 million at September 30, 2017 and December 31, 2016, respectively.

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

5. DEBT

Long-Term Debt

The following table presents our long-term debt:

		September 30,	December 31,
Series	Due	2017	2016
		(In Thousands)
IPL first mortgage bonds:
5.40% (1)	August 2017	$—	$24,650
3.875% (2)	August 2021	55,000	55,000
3.875% (2)	August 2021	40,000	40,000
3.125% (2)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
Unamortized discount – net		(6,384)	(6,477)
Deferred financing costs		(16,275)	(16,736)
Total IPL first mortgage bonds		1,586,141	1,610,237
IPL unsecured debt:
Variable (3)	December 2020	30,000	30,000
Variable (3)	December 2020	60,000	60,000
Deferred financing costs		(372)	(456)
Total IPL unsecured debt		89,628	89,544
Total Long-term Debt – IPL		1,675,769	1,699,781
Long-term Debt – IPALCO:
5.00% Senior Secured Notes	May 2018	—	400,000
3.45% Senior Secured Notes	July 2020	405,000	405,000
3.70% Senior Secured Notes	September 2024	405,000	—
Unamortized discount – net		(559)	(273)
Deferred financing costs		(8,159)	(5,018)
Total Long-term Debt – IPALCO		801,282	799,709
Total Consolidated IPALCO Long-term Debt		2,477,051	2,499,490
Less: Current Portion of Long-term Debt		—	24,650
Net Consolidated IPALCO Long-term Debt		$2,477,051	$2,474,840

(1)	First mortgage bonds issued to the city of Petersburg, Indiana, to secure the loan proceeds from various tax-exempt bonds issued by the city. IPL repaid these first mortgage bonds on August 1, 2017.

(2)	First mortgage bonds issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.

(3)
Unsecured notes issued to the Indiana Finance Authority by IPL to facilitate the loan of proceeds from various tax-exempt notes issued by the Indiana Finance Authority. The notes have a final maturity date of December 2038, but are subject to a mandatory put in December 2020.

IPALCO’s Senior Secured Notes

In August 2017, IPALCO completed the sale of the $405 million 2024 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2024 IPALCO Notes were issued pursuant to an Indenture dated August 22, 2017, by and between IPALCO and U.S. Bank, National Association, as trustee. The 2024 IPALCO Notes were priced to the public at 99.901% of the principal amount. Net proceeds to IPALCO were approximately $399.3 million after deducting underwriting costs and estimated offering expenses. These costs are being amortized to the maturity date using the effective interest method. We used the net proceeds from this offering, together with cash on hand, to redeem the $400 million 2018 IPALCO Notes on September 21, 2017, and to pay certain related fees, expenses and make-whole premiums. A loss on early extinguishment of debt of $8.9 million for the 2018 IPALCO Notes is included as a separate line item within Other Income and (Deductions) in the accompanying Unaudited Condensed Consolidated Statements of Operations.

The 2024 IPALCO Notes are secured by IPALCO’s pledge of all of the outstanding common stock of IPL. The lien on the pledged shares is shared equally and ratably with IPALCO’s existing senior secured notes. IPALCO has also agreed to register the 2024 IPALCO Notes under the Securities Act by filing an exchange offer registration statement or, under specified circumstances, a shelf registration statement with the SEC pursuant to a Registration Rights Agreement that IPALCO entered into with Morgan Stanley & Co. LLC and PNC Capital Markets LLC, as representatives of the initial purchasers of the 2024 IPALCO Notes, dated August 22, 2017.

Line of Credit

As of September 30, 2017 and December 31, 2016, IPL had $120.5 million and $50.0 million in outstanding borrowings on the committed line of credit, respectively.

6. INCOME TAXES

IPALCO’s effective combined state and federal income tax rates were 31.3% and 31.6% for the three and nine months ended September 30, 2017, respectively, as compared to 35.0% and 33.9% for the three and nine months ended September 30, 2016, respectively. The decrease in the effective tax rates versus the comparable periods was primarily due to the manufacturer’s production deduction (Internal Revenue Code Section 199) that had been previously limited due to a Net Operating Loss carryover, and the allowance for equity funds used during construction as a percentage of pretax income.

7. BENEFIT PLANS

The following table (in thousands) presents information for the nine months ended September 30, 2017, relating to the Pension Plans:

Net unfunded status of plans:
Net unfunded status at December 31, 2016, before tax adjustments	$(57,395)
Net benefit cost components reflected in net unfunded status during first quarter:
Service cost	(1,836)
Interest cost	(6,327)
Expected return on assets	11,167
Actuarial valuation adjustment	80
Employer contributions	7,211
Net unfunded status at March 31, 2017, before tax adjustments	$(47,100)
Net benefit cost components reflected in net unfunded status during second quarter:
Service cost	(1,836)
Interest cost	(6,326)
Expected return on assets	11,168
Net unfunded status at June 30, 2017, before tax adjustments	$(44,094)
Net benefit cost components reflected in net unfunded status during third quarter:
Service cost	(1,836)
Interest cost	(6,326)
Expected return on assets	11,168
Net unfunded status at September 30, 2017, before tax adjustments	$(41,088)

Regulatory assets related to pensions(1):
Regulatory assets at December 31, 2016, before tax adjustments	$223,705
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,060)
Amortization of net actuarial loss	(3,300)
Settlements(2)	(146)
Actuarial valuation adjustment	(80)
Regulatory assets at March 31, 2017, before tax adjustments	$219,119
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,060)
Amortization of net actuarial loss	(3,299)
Regulatory assets at June 30, 2017, before tax adjustments	$214,760
Amount reclassified through net benefit cost:
Amortization of prior service cost	(1,060)
Amortization of net actuarial loss	(3,298)
Regulatory assets at September 30, 2017, before tax adjustments	$210,402

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

(2)	The settlement loss of $0.1 million for the three months ended March 31, 2017 was the result of a lump sum distribution paid out of the Supplemental Retirement Plan.

Pension Expense

The following table presents net periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended,		For the Nine Months Ended,
	September 30,		September 30,
	2017	2016	2017	2016
	(In Thousands)		(In Thousands)
Components of net periodic benefit cost:
Service cost	$1,836	$1,754	$5,508	$5,263
Interest cost	6,326	6,454	18,979	19,362
Expected return on plan assets	(11,168)	(10,873)	(33,503)	(32,620)
Amortization of prior service cost	1,060	1,296	3,180	3,888
Amortization of actuarial loss	3,298	3,474	9,897	10,422
Settlements	—	—	146	—
Net periodic benefit cost	$1,352	$2,105	$4,207	$6,315

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $7.3 million and $6.8 million at September 30, 2017 and December 31, 2016, respectively, were not material to the Financial Statements in the periods covered by this report.

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

9. SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other nonutility business activities aggregated separately. The nonutility category primarily includes the 2018 IPALCO Notes, the 2020 IPALCO Notes and the 2024 IPALCO Notes; approximately $9.2 million and $8.3 million of cash and cash equivalents as of September 30, 2017 and December 31, 2016, respectively; long-term investments of $4.9 million and $5.2 million at September 30, 2017 and December 31, 2016, respectively; and income taxes and interest related to those items. All other assets represented less than 1% of IPALCO’s total assets as of September 30, 2017 and December 31, 2016. Net income for the utility segment was $105.5 million and $122.0 million for the nine-month periods ended September 30, 2017 and 2016, respectively, and $43.8 million and $51.9 million for the three-month periods ended September 30, 2017 and 2016, respectively. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

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

Comparison of three months ended September 30, 2017 and three months ended September 30, 2016

Utility Operating Revenues

Utility operating revenues during the three months ended September 30, 2017 decreased by $6.0 million compared to the same period in 2016, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	September 30,			Percentage
	2017	2016	Change	Change
Utility operating revenues:
Retail revenues	$347,533	$350,356	$(2,823)	(0.8)%
Wholesale revenues	1,530	4,603	(3,073)	(66.8)%
Miscellaneous revenues	6,251	6,380	(129)	(2.0)%
Total utility operating revenues	$355,314	$361,339	$(6,025)	(1.7)%

Heating degree days:
Actual	31	26	5	19.2%
30-year average	67	66

Cooling degree days:
Actual	772	1,003	(231)	(23.0)%
30-year average	761	781

The decrease in retail revenues of $2.8 million was primarily due to a 6% decrease in the volume of kWh sold ($17.8 million); partially offset by a net increase in the weighted average price per kWh sold ($15.0 million). The $17.8 million decrease in the volume of kWh sold was primarily due to milder weather in our service territory during the third quarter of 2017 versus the comparable period (as demonstrated by the 23% decrease in cooling degree days, as shown above). The $15.0 million increase in the weighted average price of retail kWh sold was primarily due to: (i) a $5.3 million increase in billings for the MISO, Capacity, and Off System Sales riders, which took effect as part of the 2016 Rate Order (see Note 2, “Regulatory Matters” to the Financial Statements), (ii) a $5.4 million increase in fuel revenues and (iii) favorable block rate and other retail rate variances; partially offset by (iv) a $3.3 million decrease in DSM program rate adjustment mechanism revenues. The favorable block rate variances are mostly attributed to our declining block rate structure, which generally provides for residential and commercial customers to be charged a higher per kWh rate at lower consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases.

The decrease in wholesale revenues of $3.1 million was primarily due to a 71% decrease in the quantity of kWh sold as IPL’s generation units were called upon by MISO to produce electricity less often during the third quarter of 2017 compared to the third quarter of 2016, largely due to unfavorable prices, unit availability and increased outages. We made 38.2 million kWh in wholesale sales during the third quarter of 2017 compared to 131.9 million kWh during the third quarter of 2016. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability. Currently, 50% of IPL’s wholesale margins above and below an established annual benchmark of $6.3 million are shared with our retail customers through a rate rider.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended September 30, 2016 to the three months ended September 30, 2017 (dollars in millions):

Operating expenses for the three months ended September 30, 2016	$301.5
Decrease in income taxes - net	(6.4)
Increase in power purchased	5.0
Increase in maintenance expenses	3.8
Decrease in fuel costs	(3.4)
Other miscellaneous variances - individually immaterial	1.1
Operating expenses for the three months ended September 30, 2017	$301.6

The $6.4 million decrease in income taxes - net was primarily due to (i) the tax effect of the decrease in pretax net operating income, (ii) the manufacturer’s production deduction (Internal Revenue Code Section 199) that had been previously limited due to a Net Operating Loss carryover and (iii) the allowance for equity funds used during construction as a percentage of pretax income.

The $5.0 million increase in purchased power costs was primarily due to (i) a 17% increase in the volume of power purchased during the period ($5.8 million) and (ii) an increase in deferred capacity expense ($1.6 million), partially offset by (iii) a 9% decrease in the market price of purchased power ($3.1 million). The volume of power we purchase each period is primarily influenced by our retail demand, generating unit capacity and outages, and the fact that at times it is less expensive for us to buy power in the market than to produce it ourselves. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. Similar to fuel and purchased power costs described herein, we are generally permitted to recover underestimated capacity expenses to serve our retail customers in future rates through regulatory proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

Maintenance expenses increased $3.8 million versus the comparable period primarily due to the timing and duration of planned outages (including a 45-day scheduled outage at our 529 MW Petersburg Generating Station Unit 4 that was in progress during the third quarter of 2017). We had no such extended outages in the third quarter of 2016.

The $3.4 million decrease in fuel costs was primarily due to (i) a $13.5 million decrease in the quantity of fuel consumed versus the comparable period and (ii) a $2.5 million decrease due to the lower price of coal we consumed versus the comparable period; partially offset by (iii) an $11.2 million increase in deferred fuel costs and (iv) a $1.2 million increase due to the higher price of natural gas we consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

Other Income and Deductions

Other income and deductions decreased $5.4 million, from income of $11.3 million for the three months ended September 30, 2016, to income of $5.9 million for the same period in 2017. The decrease was primarily due to an $8.9 million loss on early extinguishment of debt from the redemption of $400 million of the 2018 IPALCO Notes during the third quarter of 2017. This decrease was partially offset by an increase in the income tax benefit of $3.8 million, which was primarily due to the change in pretax nonoperating income during the comparable periods.

Interest and Other Charges

Interest and other charges increased $2.6 million during the three months ended September 30, 2017 compared to the same period in the prior year, primarily due to higher interest on long-term debt of $1.6 million due to the 2024 IPALCO Notes issued in August 2017 and the redemption of 2018 IPALCO Notes in September 2017.

Comparison of nine months ended September 30, 2017 and nine months ended September 30, 2016

Utility Operating Revenues

Utility operating revenues during the nine months ended September 30, 2017 increased by $1.7 million compared to the same period in 2016, which resulted from the following changes (dollars in thousands):

	Nine Months Ended
	September 30,			Percentage
	2017	2016	Change	Change
Utility operating revenues:
Retail revenues	$990,574	$986,229	4,345	0.4%
Wholesale revenues	5,904	8,391	(2,487)	(29.6)%
Miscellaneous revenues	17,570	17,753	(183)	(1.0)%
Total utility operating revenues	$1,014,048	$1,012,373	$1,675	0.2%

Heating degree days:
Actual	2,590	2,997	(407)	(13.6)%
30-year average	3,350	3,316

Cooling degree days:
Actual	1,088	1,404	(316)	(22.5)%
30-year average	1,096	1,124

The increase in retail revenues of $4.3 million was primarily due to a net increase in the weighted average price per kWh sold ($34.0 million), partially offset by a 5% decrease in the volume of kWh sold ($25.9 million) and the one-time impact in the prior period of recognizing in IPL’s unbilled revenue calculation the increase in IPL’s base rates relating to revenues that were previously charged through IPL’s environmental cost recovery rate adjustment mechanism, or rider ($3.8 million). While billed through a rider, such revenues relating to environmental cost recovery were not includable in our unbilled calculation. The $34.0 million increase in the weighted average price of retail kWh sold was primarily due to: (i) a $16.1 million increase in billings for the MISO, Capacity, and Off System Sales riders, which took effect as part of the 2016 Rate Order, (ii) a $5.2 million increase related to environmental rate adjustment mechanism revenues, (iii) a $4.2 million increase in fuel revenues, (iv) the impact of implementing the 2016 Rate Order (see Note 2, “Regulatory Matters” to the Financial Statements) and (v) favorable block rate and other retail rate variances. The favorable block rate variances are mostly attributed to our declining block rate structure, which generally provides for residential and commercial customers to be charged a higher per kWh rate at lower consumption levels. Therefore, as volumes decrease, the weighted average price per kWh increases. The majority of the increases in environmental rate adjustment mechanism revenues are offset by increased operating expenses, including depreciation and amortization. The $25.9 million decrease in the volume of kWh sold was primarily due to milder weather in our service territory during the first nine months of 2017 versus the comparable period (as demonstrated by the 14% decrease in heating degree days and 23% decrease in cooling degree days, as shown above).

The decrease in wholesale revenues of $2.5 million was primarily due to a 30% decrease in the quantity of kWh sold as IPL’s generation units were called upon by MISO to produce electricity less often during the first nine months of 2017 compared to the first nine months of 2016, largely due to unfavorable prices, unit availability and increased outages. We made 179.3 million kWh in wholesale sales during the first nine months of 2017 compared to 257.1 million kWh during the first nine months of 2016. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability. Currently, 50% of IPL’s wholesale margins above and below an established annual benchmark of $6.3 million are shared with our retail customers through a rate rider.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 (dollars in millions):

Operating expenses for the nine months ended September 30, 2016	$868.0
Increase in non-purchased power MISO costs	12.2
Increase in fuel costs	10.4
Decrease in income taxes - net	(10.1)
Decrease in depreciation and amortization costs	(9.9)
Increase in power purchased	8.7
Other miscellaneous variances - individually immaterial	(0.5)
Operating expenses for the nine months ended September 30, 2017	$878.8

MISO non-purchased power costs increased $12.2 million, which includes both current period costs and the amortization of previously deferred costs, which were included in IPL’s customer billing rates beginning April 1, 2016. Such costs were deferred as a regulatory asset prior to April 1, 2016, and are now being amortized to expense over a ten-year period.

The $10.4 million increase in fuel costs was primarily due to (i) a $26.4 million increase in deferred fuel costs, which includes the one-time favorable impact of $14.2 million in the prior period of recognizing in IPL’s deferred fuel calculation the increase in base rates relating to fuel revenues that were previously charged through a rate adjustment mechanism or rider, and (ii) an $8.2 million increase due to the higher price of natural gas we consumed versus the comparable period; partially offset by (iii) a $16.6 million decrease in the quantity of fuel consumed versus the comparable period and (iv) a $7.4 million decrease due to the lower price of coal we consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

The $10.1 million decrease in income taxes - net was primarily due to (i) the tax effect of the decrease in pretax net operating income, (ii) the manufacturer’s production deduction (Internal Revenue Code Section 199) that had been previously limited due to a Net Operating Loss carryover and (iii) the allowance for equity funds used during construction as a percentage of pretax income.

The decrease in depreciation and amortization costs of $9.9 million was primarily due to an $8.3 million decrease in regulatory deferrals and amortization related to environmental projects, and the impact of the retirements of coal assets at our Eagle Valley and Harding Street locations during the second quarter of 2016.

The $8.7 million increase in purchased power costs was primarily due to a (i) a 6% increase in the market price of purchased power ($9.7 million), (ii) an increase in deferred capacity expense ($4.3 million) and (iii) an increase in MISO non-fuel market participation costs ($4.0 million); partially offset by (iv) a 7% decrease in the volume of power purchased during the period ($8.8 million). The volume of power we purchase each period is primarily influenced by our retail demand, generating unit capacity and outages, and the fact that at times it is less expensive for us to buy power in the market than to produce it ourselves. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. The MISO non-fuel market participation costs, which include both current period costs and amortization of previously deferred costs, were included in IPL’s customer billing rates beginning April 1, 2016. Such costs were deferred as a regulatory asset prior to April 1, 2016, and are now being amortized to expense over a ten-year period. Similar to fuel and purchased power costs described above, we are generally permitted to recover underestimated capacity expenses to serve our retail customers in future rates through regulatory proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

Other Income and Deductions

Other income and deductions decreased $4.3 million, from income of $29.8 million for the nine months ended September 30, 2016, to income of $25.5 million for the same period in 2017. The decrease was primarily due to an $8.9 million loss on early extinguishment of debt from the redemption of $400 million of the 2018 IPALCO Notes during the third quarter of 2017. This decrease was partially offset by an increase in the income tax benefit of $4.7 million, which was primarily due to the change in pretax nonoperating income during the comparable periods.

Interest and Other Charges

Interest and other charges increased $7.4 million during the nine months ended September 30, 2017 compared to the same period in the prior year, primarily due to higher interest on long-term debt of $6.5 million mostly as a result of IPL’s first mortgage bonds debt issuance of $350 million (4.05% Series, due May 2046) in May 2016 and, to a lesser extent, IPALCO’s debt issuance of $405 million 2024 IPALCO Notes in August 2017 and the redemption of 2018 IPALCO Notes in September 2017.

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

Climate Change Legislation and Regulation

We refer to the discussion in “Item 1. Business - Environmental Matters - Climate Change Legislation and Regulation” in our 2016 Form 10-K for a discussion of certain recent developments in environmental laws and regulations, including the EPA’s CO2 emissions rules for new electric generating units, or GHG NSPS, as well as the CO2 emissions rules for existing power plants, called the CPP. Both the GHG NSPS and the CPP are being challenged by several states and industry groups in the D.C. Circuit Court. The challenges to the CPP have been fully briefed and argued but oral arguments have not yet taken place on the GHG NSPS. Challenges to both rules are currently being held in abeyance. Additionally, by order of the U.S. Supreme Court, the CPP has been stayed pending resolution of the challenges to the rule. On October 16, 2017, the EPA published a proposed rule to repeal the CPP in its entirety on the legal basis that the rule exceeds the EPA’s statutory authority. The EPA will accept comments until December 15, 2017.

Due to the future uncertainty of the CPP, we cannot at this time determine the impact on our operations or consolidated financial results, but we believe the cost to comply with the CPP, should it be upheld and implemented in its current or a substantially similar form, could be material. The GHG NSPS remains in effect at this time, and, absent further action from the EPA that rescinds or substantively revises the NSPS, it could impact our plans to construct and/or modify or reconstruct electric generating units in some locations, which may have a material impact on our business, financial condition or results of operations.

Environmental Wastewater Requirements

As further discussed in “Item 1. Business - Environmental Matters - Environmental Wastewater Requirements” in IPALCO’s 2016 Form 10-K, the EPA and the Army Corps of Engineers jointly published a final rule in June 2015 defining federal jurisdiction over waters of the United States. This rule, which became effective in August 2015, may expand or otherwise change the number and types of waters or features subject to federal permitting. In October 2015, the U.S. Court of Appeals for the Sixth Circuit (the “Sixth Circuit”) issued an order to temporarily stay the “Waters of the United States” rule nationwide. The Sixth Circuit’s stay remains in place pending the outcome of various legal challenges, including a challenge to the U.S. Supreme Court that will determine whether the Sixth Circuit has jurisdiction over the rule. On June 27, 2017, the EPA proposed a rule that would rescind the “Waters of the U.S.” rule and re-codify the definition of “Waters of the United States” that existed prior to the 2015 rule. We cannot predict the outcome of this judicial or regulatory process, but if the “Waters of the United States” rule is ultimately implemented in its current or substantially similar form and survives the legal challenges, it could have a material impact on our business, financial condition or results of operations.

In November 2015, the EPA published its final ELG rule to reduce toxic pollutants discharged into waterways by power plants. In addition to the wastewater treatment technologies being installed and operated for compliance with the requirements of the October 2012 NPDES permit described above, the final ELG rule will require closed loop or dry bottom ash handling at Petersburg. The compliance date may be as early as November 2018 or as late as December 2023, and is subject to the discretion of IDEM. IPL plans to install a dry bottom ash handling system in response to the CCR rule described below in advance of the ELG compliance date. As such, the impact of the ELG rule is not expected to be material. Industry groups have filed challenges to the ELG rule, which are pending before the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). Environmental groups have moved to intervene in these cases on behalf of the EPA. On April 24, 2017, the Fifth Circuit granted the EPA’s request to hold these challenges in abeyance during review of the rule and possible rulemaking. The Trump administration issued a stay of certain compliance deadlines in the ELG rule, which was published in the Federal Register on April 25, 2017. On May 3, 2017, environmental groups filed legal challenges to the stay. On September 18, 2017, EPA published a final rule in the Federal Register delaying certain compliance dates of the ELG and withdrew the stay issued by the Trump Administration on April 25, 2017.

CCR

The EPA’s final CCR rule became effective on October 19, 2015. Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR surface impoundments (ash ponds), including location restrictions, design and operating criteria, groundwater-monitoring and corrective action, and closure requirements and post closure care. On September 13, 2017, EPA indicated that it would reconsider certain provisions of the CCR Rule in response to two petitions it received to reconsider the final rule. It is too early to determine whether this may have a material impact on our business, financial condition or results of operations.

Please see Note 2, “Regulatory Matters” to the Financial Statements for further details.

NAAQS

On September 27, 2017, the State of Maryland filed a complaint against EPA for failing to address its November 2016 CAA petition for such federal agency to determine that 36 electric generating units in five upwind states, including two Petersburg units, emit pollutants that contribute to non-attainment of NAAQS for ozone in Maryland, as described further in IPALCO’s 2016 Form 10-K. If this petition is granted, our Petersburg Generating Station Unit 2 and 3 could be subject to additional requirements. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

Please see Note 2, “Regulatory Matters” to the Financial Statements for further details.

Other

In response to Executive Orders, the EPA is currently evaluating various existing regulations to be considered for repeal, replacement, or modification. We cannot predict at this time the likely outcome of the EPA’s review of other existing regulations or what impact it may have on our business.

The DOE issued a Notice of Proposed Rule Making on September 29, 2017, which directed the FERC to exercise its authority to set just and reasonable rates that recognize the “resiliency” value provided by generation plants with certain characteristics, including having 90-days or more of on-site fuel and operating in markets where they do not receive rate base treatment through state ratemaking. Nuclear and coal-fired generation plants are most likely to be able to meet the requirements. As proposed, the DOE would value resiliency through rates that recover “compensable costs” that are defined to include the recovery of operating and fuel expenses, debt service and a fair return on equity. The FERC is proceeding on an expedited basis, as requested by the DOE, but the timing and outcome of the proposed rule, including effects on wholesale energy markets, remains uncertain.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of September 30, 2017, we had unrestricted cash and cash equivalents of $26.3 million and available borrowing capacity of $129.5 million under our $250 million unsecured revolving credit facility after accounting for outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2018. In December 2015, we received an order from the IURC granting us authority through December 31, 2018 to, among other things, issue up to $650 million in aggregate principal amount of long-term debt and refinance up to $196.5 million in existing indebtedness. As of September 30, 2017, we have $106.5 million of total debt issuance authority remaining under this order. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250 million remains available under the order as of September 30, 2017. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of September 30, 2017. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures and to pay dividends to AES U.S. Investments and CDPQ. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

IPALCO’s Senior Secured Notes

In August 2017, IPALCO completed the sale of the 2024 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. For further discussion, please see Note 5, “Debt - IPALCO’s Senior Secured Notes” to the Financial Statements.

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Nine months ended September 30,
	2017	2016	$ Change

Net cash provided by operating activities	$216,106	$249,068	$(32,962)
Net cash used in investing activities	(175,509)	(530,153)	354,644
Net cash (used in) provided by financing activities	(49,223)	310,867	(360,090)
Net change in cash and cash equivalents	(8,626)	29,782	(38,408)
Cash and cash equivalents at beginning of period	34,953	21,521	13,432
Cash and cash equivalents at end of period	$26,327	$51,303	$(24,976)

Operating Activities:

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Nine months ended September 30,
	2017	2016	$ Change

Net income	$83,868	$104,733	$(20,865)
Depreciation and amortization	156,103	166,031	(9,928)
Amortization of deferred financing costs and debt premium	3,241	3,123	118
Deferred income taxes and investment tax credit adjustments	(14,546)	15,680	(30,226)
Loss on early extinguishment of debt	8,875	—	8,875
Allowance for equity funds used during construction	(19,576)	(20,125)	549
Net income, adjusted for non-cash items	217,965	269,442	(51,477)
Net change in operating assets and liabilities	(1,859)	(20,374)	18,515
Net cash provided by operating activities	$216,106	$249,068	$(32,962)

The net change in operating assets and liabilities for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was driven by changes in the following (in thousands):

Increase from short-term and long-term regulatory assets and liabilities primarily due to the collection of deferred MISO expenses	$47,806
Decrease from fuel, materials and supplies primarily due to higher coal purchases	(36,331)
Increase from accounts receivable due to higher collections	32,499
Decrease from accounts payable and accrued expenses due to timing of payments	(9,558)
Decrease from accrued interest due to higher payments	(8,403)
Decrease from income taxes receivable or payable due to higher payments	(7,020)
Other - net	(478)
Net change in operating assets and liabilities	$18,515

Investing Activities

During the nine months ended September 30, 2017, net cash used in investing activities was primarily related to capital expenditures of $163.7 million (which excludes $9.8 million of payments for financed capital expenditures).

During the nine months ended September 30, 2016, net cash used in investing activities was primarily related to capital expenditures of $516.9 million (which excludes $15.0 million of payments for financed capital expenditures).

Financing Activities

During the nine months ended September 30, 2017, net cash used in financing activities primarily relates to dividends to shareholders of $75.5 million and payments for financed capital expenditures of $9.8 million; partially offset by net borrowings of $42.3 million.

During the nine months ended September 30, 2016, net cash provided by financing activities primarily relates to net borrowings of $205.8 million and equity capital contributions of $213.0 million from shareholders for funding needs related to IPL’s environmental and replacement generation projects; partially offset by dividends to shareholders of $86.4 million and payments for financed capital expenditures of $15.0 million.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Construction expenditures during the first nine months of 2017 and 2016 were financed primarily with internally generated cash provided by operations, borrowings on our credit facility, long-term borrowings and equity capital contributions.

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

IPL also plans to spend a total of $655 million (of which $601 million has been expended through September 30, 2017) on replacement generation costs through 2018 as a result of the retirement of existing facilities not equipped with advanced environmental control technologies required to comply with existing and expected regulations. The balance of $54 million is projected to be expended in 2017 and 2018. Please see “Item 1. Business - Environmental Matters - Unit Retirements and Replacement Generation” as described in IPALCO’s 2016 Form 10-K for more details.

Other environmental expenditures include costs for compliance with the NPDES permit program under the CWA. The costs for NPDES at our Petersburg station for 2017 are expected to be $27 million (of which $16 million has been expended through September 30, 2017). IPL plans to spend a total of $224 million for this project (of which $203 million has been expended through September 30, 2017). The remaining costs are projected to be expended in 2017 and 2018. Please see “Item 1. Business - Environmental Matters - Environmental Wastewater Requirements” as described in IPALCO’s 2016 Form 10-K for more details.

IPL also has projects underway related to environmental compliance for CCR and NAAQS SO2. The costs for these projects in the 2017 through 2019 forecast are expected to be $42 million. IPL plans to spend a total of $76 million for these projects (of which $45 million has been expended through September 30, 2017). Please see “Item 1. Business - Environmental Matters - Waste Management and CCR” and “Item 1. Business - Environmental Matters - NAAQS” as described in IPALCO’s 2016 Form 10-K for more details.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first nine months of 2017 and 2016, IPALCO paid $75.5 million and $86.4 million, respectively, in dividends to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s Board of Directors deems relevant.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)), as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15, as of September 30, 2017. Our management, including the principal executive officer and principal financial officer, is engaged in a comprehensive effort to review, evaluate and improve our controls; however, management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In addition, any evaluation of the effectiveness of controls is subject to risks that those internal controls may become inadequate in future periods because of changes in business conditions, or that the degree of compliance with the policies or procedures deteriorates. We have interests in certain unconsolidated entities. As we do not control or manage these entities, our disclosure controls and procedures with respect to such entities is generally more limited than those we maintain with respect to our consolidated subsidiaries.

Based upon the controls evaluation performed, the principal executive officer and principal financial officer have concluded that as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that material information relating to us and our consolidated subsidiaries is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls

In the course of our evaluation of disclosure controls and procedures, management considered certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. Based upon that evaluation, the principal executive officer and principal financial officer concluded that there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Please see Note 2, “Regulatory Matters” and Note 8, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2016 and Forms 10-Q for the quarters ended March 31, 2017, and June 30, 2016, and the Notes to the Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information included in, or incorporated by reference into, this Item 1 to Part II should be read in conjunction with such Form 10-K and Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in the 2016 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Document

4.1
Indenture between IPALCO Enterprises, Inc. and U.S. Bank, National Association, as Trustee, dated August 22, 2017 for IPALCO’s 3.70% Senior Secured Notes due 2024 (Incorporated by reference to Exhibit No. 4.1 to IPALCO’s August 22, 2017 Form 8-K)

4.2
Pledge Agreement Supplement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent, dated August 22, 2017 to the Pledge Agreement between IPALCO Enterprises, Inc. and The Bank of New York Mellon Trust Company dated November 14, 2001, as amended (Incorporated by reference to Exhibit No. 4.2 to IPALCO’s August 22, 2017 Form 8-K)

4.3
Registration Rights Agreement, dated August 22, 2017, among IPALCO Enterprises, Inc. and Morgan Stanley & Co. LLC and PNC Capital Markets LLC, as representatives of the initial purchasers (Incorporated by reference to Exhibit No. 4.3 to IPALCO’s August 22, 2017 Form 8-K)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith as provided in Rule 406T of Regulation S-T)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPALCO ENTERPRISES, INC.

Date:	November 1, 2017	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2017	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Controller
(Principal Accounting Officer)