Form 10-K/A
period 2017-12-31
IPALCO ENTERPRISES, INC.
filed 2018-04-30
CIK 728391

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐
(Prior to December 5, 2017, IPALCO Enterprises, Inc. was a voluntary filer in 2017. On December 5, 2017, the U.S. Securities and Exchange Commission declared effective the IPALCO Enterprises, Inc. Registration Statement on Form S-4, originally filed on November 13, 2017. IPALCO Enterprises, Inc. has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.)
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

At April 15, 2018, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which (i) 89,685,177 shares were owned by AES U.S. Investments, Inc. (“AES U.S. Investments”), which is owned by AES U.S. Holdings, LLC (“AES U.S. Holdings”) and (ii) 19,222,141 shares were owned by CDP Infrastructure Fund GP (“CDPQ”), a wholly owned subsidiary of La Caisse de dépȏt et placement du Québec. AES U.S. Holdings is a wholly-owned subsidiary of The AES Corporation (“AES”).

DOCUMENTS INCORPORATED BY REFERENCE
None.
EXPLANATORY NOTE
IPALCO Enterprises, Inc. (the “Company,” “IPALCO,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “2017 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 27, 2018, to include the information required by Items 10 through 13 of Part III of the 2017 10-K. This information was previously omitted from the 2017 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement or to be provided as an amendment to Form 10-K, if such statement or amendment is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to provide certain information required by Part III (Items 10, 11, 12 and 13) to Form 10-K to be incorporated by reference into the 2017 10-K and to delete the references to the definitive proxy statement in Part III to the 2017 10-K. The cover page of the 2017 10-K is also amended to delete the reference to the incorporation by reference of the definitive proxy statement.
Except as described above, no other changes have been made to the 2017 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the 2017 10-K. This Amendment does not reflect events occurring after the date of the filing of our 2017 10-K, nor does it amend, modify or otherwise update any other information in our 2017 10-K, except as noted in the immediately preceding paragraph. Accordingly, this Amendment should be read in conjunction with our 2017 10-K and with our filings with the SEC subsequent to the filing of our 2017 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in our 2017 10-K.

i

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
Set forth below is certain information regarding each of IPALCO’s current directors as of April 15, 2018, including the qualifications of such persons to serve as directors. Directors are elected annually to serve until their successors are duly elected and qualified or until their earlier death, disqualification, resignation or removal from office. Please see “-Nomination of Directors” below for a discussion of certain rights with respect to the nomination and election of directors held by certain of IPALCO’s shareholders.
Barry J. Bentley, 53, has been a Director of IPALCO since March 2017. Mr. Bentley serves as Senior Vice President, U.S. Utilities Operations, and is responsible for operation of AES’ transmission and distribution facilities across the U.S., including at Indianapolis Power & Light Company (“IPL”), IPALCO’s principal operating subsidiary and The Dayton Power and Light Company (“DP&L”), which is also owned by AES. Mr. Bentley also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments, IPL, DP&L and DPL Inc. (“DPL”), DP&L’s parent company. Mr. Bentley brings extensive experience in energy company operations to the Board of Directors. Prior to assuming his current role, Mr. Bentley served as the Market Business Leader of AES’ operations across the U.S. (the “US Operations”) from June 2017 to March 2018 and as the Vice President of Customer Operations of the US Operations until June 2017. Since joining AES in 1988, Mr. Bentley has held several other positions, including Senior Vice President of Customer Operations for IPL and was responsible for IPL’s transmission and distribution system, Customer Service, Strategic Accounts, and Supply Chain. He also was a Senior Investment Associate with IPALCO. Prior to joining AES, Mr. Bentley served as Principal with EnerTech Capital Partners, a venture capital firm in Wayne, Pennsylvania focused on early stage venture investments in energy and telecommunications. Mr. Bentley received a B.S. in Electrical Engineering at Purdue University in 1988 and has participated in executive education programs at the University of Michigan and the Darden School of Business. He is a member of the executive committee of the board of directors for the Indianapolis Symphony Orchestra and a member of the Indiana University Purdue University of Indianapolis (IUPUI) Dean’s Industry Advisory Council and serves on the executive committee of the board of directors of the Midwest Energy Association.
Renaud Faucher, 53, has been a Director of IPALCO since February 2015, as a director nominee of CDPQ pursuant to the Shareholder’s Agreement described in Item 13 of this Amendment. Mr. Faucher also serves as a Director of AES U.S. Investments. Mr. Faucher brings extensive experience in construction, project management and finance to the Board of Directors. Mr. Faucher joined CDPQ in 2006, and he is currently Regional Director North America, Asset Management in the infrastructure group. From 1998 to 2006, he held different positions within wholly owned international subsidiaries of Hydro-Québec as Director Investments, Vice President Finance and Vice President Risk Management. From 1992 to 1998, Mr. Faucher worked on the financing and management of independent power plants across Canada. From 1986 to 1990, Mr. Faucher worked as a project engineer on the construction of large infrastructure projects in Canada and Europe, including the Channel Tunnel project. Mr. Faucher currently sits on the boards of Colonial Pipeline Co., Noverco Inc. (“Noverco”), Énergir (formerly named Gaz Métro) and Southern Star Central Gas Pipeline and has served as the President of Noverco since February 2016. Previously, Mr. Faucher was a member of the LLC committee of Cross-Sound Cable Company LLC (a submarine power cable between Connecticut and Long Island), a director of Sedna (a long-term health care services provider in Québec), of Southern Star Central Gas Pipeline (an interstate pipeline in the United States), of Noverco (a holding company with investments in Énergir and Enbridge), of AviAlliance Capital (formerly Hochtief Airport Capital in Germany), on the Supervisory Board of Budapest Airport, on Heathrow Airport Holdings and on the members committee of Invenergy Wind LLC. Mr. Faucher holds a Bachelor's in Civil Engineering from École Polytechnique de Montréal, as well as an M.B.A. from Concordia University and a DESS (specialized graduate diploma) in Accounting from ESG-UQAM. He is a professional engineer (OIQ), a Chartered Professional Accountant (CPA, CMA), and a member of the Institute of Corporate Directors (ICD).
Paul L. Freedman, 48, has been a Director of IPALCO since February 2015. Mr. Freedman joined AES in 2007, and has served as Senior Vice President and General Counsel of AES since February 2018. Mr. Freedman has held several positions at AES including Chief of Staff to the Chief Executive Officer from April 2016 to February

2018, Assistant General Counsel from 2014 to 2016, General Counsel North America Generation from 2011 to 2014, Senior Corporate Counsel from 2010 to 2011 and Counsel from 2007 to 2010. Mr. Freedman also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments, DP&L and an Alternate Director at AES Gener, and he serves as a director of Fluence, a joint venture company owned by AES and Siemens. Mr. Freedman brings to the Board of Directors his legal and industry experience together with his experience at AES in a wide range of areas, including commercial transactions, financings, corporate strategy, regulatory and environmental matters, and corporate governance. Prior to joining AES, Mr. Freedman was Chief Counsel for credit programs at the U.S. Agency for International Development, and he previously worked as an associate at the law firms of White & Case, LLP and Freshfields. Mr. Freedman received a B.A. from Columbia University and a J.D. from the Georgetown University Law Center.
Craig L. Jackson, 45, has been a Director of IPALCO since February 2015 and has served as the President and Chief Executive Officer of IPALCO and IPL since March 2018. Mr. Jackson also serves as a director or officer of other AES affiliates, including as President and Chief Executive Officer of DPL and DP&L since March 2018, and as a Director of AES U.S. Investments, IPL, DPL and DP&L. Previously, Mr. Jackson served as Chief Financial Officer of AES U.S. Investments from October 2014 to March 2018, and Chief Financial Officer of IPALCO and Vice President and Chief Financial Officer of IPL from June 2013 to March 2018. Mr. Jackson has served in various capacities within the utility finance and accounting sectors, including with DPL and its affiliates. Mr. Jackson joined DPL in 2004 and has held various positions of increasing responsibility in the finance and accounting organizations at DPL. Mr. Jackson served as DPL’s Chief Financial Officer from July 2012 to March 2018. Mr. Jackson also served as DP&L’s Chief Financial Officer from May 2012 to March 2018, and as Vice President from July 2015 to March 2018. Mr. Jackson brings substantial finance and accounting experience with regulated utilities to the Board of Directors. Mr. Jackson received a B.S. in business administration from Bloomsburg University and an M.B.A. from Wright State University. Mr. Jackson serves on the board of directors of The DP&L Foundation, Indiana Energy Association, Rebuilding Together Indianapolis, and Daybreak.
Frédéric Lesage, 50, has been a Director of IPALCO since September 2017, as a director nominee of CDPQ pursuant to the Shareholder’s Agreement described in Item 13 of this Amendment. Mr. Lesage is also a member of the Board of Directors of AES U.S. Investments. Mr. Lesage brings extensive experience in strategic planning, general management and post-merger integration to the Board. Mr. Lesage joined CDPQ in 2017 and is currently Director of Asset Management in the infrastructure group. From 2015 to 2017, Mr. Lesage was the Chief Executive Officer of FL Investments and Advisory Inc., assisting businesses with strategic and organizational matters, and, from 2007 to 2014, he held various positions within TAQA - ABU Dhabi National Energy Co., a $30 billion energy and water operator, including Chief Strategy Officer, Regional President and Managing Director, and Group Vice-President, and served on the company’s Executive Committee. Previously, Mr. Lesage served as a management consultant and lawyer. Mr. Lesage holds a Bachelor’s degree in Law from Université De Montréal and an M.B.A. from Richard Ivey School of Business.
Vincent W. Mathis, 54, has been a Director of IPALCO since February 2018. Mr. Mathis has served as Senior Vice President, Corporate Affairs and Corporate Secretary of AES since February 2018. Mr. Mathis has held several positions of increasing responsibility in the legal organization at AES, including as Vice President and Deputy General Counsel, Regional General Counsel North America, General Counsel for Integrated Utilities and, most recently, Vice President and General Counsel, Operations from October 2012 to February 2018. Mr. Mathis also serves as a director or officer of other AES affiliates, including as a Director of AES Tiete Energia S.A. Mr. Mathis previously served as a Director of AES Eletropaulo S.A. until January 2018. Mr. Mathis brings extensive legal and corporate governance experience to the Board. Previously, Mr. Mathis served as General Counsel and Executive Vice President of ContourGlobal LP, which owns and operates power generation businesses, focusing on renewable energy sources, from 2006 to 2009, and as an attorney for the law firm Shearman & Sterling where his practice focused on securities laws, mergers and acquisitions and general corporate matters. Mr. Mathis received a B.S. in Political Science and Economics from University of Richmond and a J.D. from University of Virginia.
Mark E. Miller, 56, has been a Director of IPALCO since February 2018. Mr. Miller has served as Chief Operating Officer for the US Operations since March 2017 and is responsible for the operations of AES’ generation facilities across the U.S., including for IPL and DP&L. Mr. Miller also serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments and DP&L. Mr. Miller joined AES in June 1989 and has helped manage numerous AES generation and distribution businesses in the last 28 years in six international markets, including as the UK country manager from 2009-2014 where he was responsible for commercial operations and development efforts in the Irish electricity market and the UK renewables sector. Mr. Miller brings to the Board of Directors substantial background in power plant operations across a range of technologies and energy sector commercial activities. In his prior role as East Complex Manager for the US Operations, Mr. Miller was responsible for a portfolio of coal, wind and energy storage assets operating in the PJM market. Prior to joining AES, Mr. Miller served 10 years in the U.S. Navy and is a graduate of the Naval Nuclear Program.
Julian Nebreda, 52, has been a Director of IPALCO since February 2018. Mr. Nebreda has served as the President of AES Brazil and a Vice President of AES since February 2016. Mr. Nebreda also serves as a director of other AES affiliates, including AES Eletropaulo S.A., AES Tiete Energia S.A., Brasiliana Energia S.A., AES Elpa S.A., and AES Gener. Mr. Nebreda brings to the Board of Directors broad experiences in the power, legal and financial sectors. Prior to his current role, Julian served as the President for the Europe Strategic Business Unit of AES from April 2013 to February 2016. Mr. Nebreda previously held a number of senior positions at AES, including as Vice President for Central America and the Caribbean, CEO of La Electricidad de Caracas (EDC), and President of AES Dominicana. He gained experiences in the public and private sectors prior to joining AES, including as the Counselor to the Executive Director from Panama and Venezuela at the Inter-American Development Bank (IDB). Mr. Nebreda graduated Cum Laude with a Law Degree from Universidad Católica Andrés Bello in Caracas, Venezuela. He received a Fulbright Fellowship and earned a Master of Law in Common Law and a Master of Law in Securities and Financial Regulations both with honors from Georgetown University.
Thomas M. O’Flynn, 58, has been a Director of IPALCO since February 2015. Mr. O’Flynn has served as Executive Vice President and Chief Financial Officer of AES since September 2012 and also leads AES’ renewable energy business in the U.S. Mr. O’Flynn serves as a director or officer of other AES affiliates, including as a Director of AES U.S. Investments and FTP Power, LLC. Mr. O’Flynn brings to the Board of Directors his perspective as a senior financial executive well versed in finance and accounting. Previously, Mr. O’Flynn served as Senior Advisor to the private equity group of Blackstone in the power and utility sector from 2010 to 2012. During this period, Mr. O’Flynn also served as Chief Operating Officer and Chief Financial Officer of Transmission Developers, Inc., a Blackstone-controlled company that develops innovative power transmission projects in an environmentally responsible manner. From 2001 to 2009, he served as the Chief Financial Officer of PSEG, a New Jersey-based merchant power and utility company. He also served as President of PSEG Energy Holdings from 2007 to 2009. From 1986 to 2001, Mr. O’Flynn was in the Global Power and Utility Group of Morgan Stanley. He served as a Managing Director for his last five years at Morgan Stanley and served as the head of the North American Power Group from 2000 to 2001. At Morgan Stanley, he was responsible for senior client relationships and led a number of large merger, financing, restructuring and advisory transactions. Mr. O’Flynn also served on the Board of Silver Ridge Power, a joint venture between AES and Riverstone Holdings LLC from September 2012 through July 2014. Mr. O’Flynn has a B.A. in Economics from Northwestern University and an M.B.A. from the University of Chicago. He is also currently on the board of directors of the New Jersey Performing Arts Center and was the inaugural Chairman of the Institute for Sustainability and Energy at Northwestern University, of which he is still an active Board member.
Gustavo Pimenta, 39, has been a Director of IPALCO since February 2018. Mr. Pimenta has served as the Chief Financial Officer for IPALCO and IPL since March 2018 and Senior Vice President, Deputy Chief Financial Officer of AES since February 2018. Mr. Pimenta also serves as a director or officer of other AES affiliates, including as Chief Financial Officer of DPL and DP&L since March 2018 and as a Director of AES U.S. Investments since February 2018. Mr. Pimenta brings extensive experience in finance and accounting to the Board. Prior to assuming his current role, Mr. Pimenta served as the Chief Financial Officer for AES operations in Mexico, Central America and the Caribbean from January 2015 to March 2018. From 2009-2014, Mr. Pimenta held several senior management positions at AES in Brazil, including being Chief Financial Officer with responsibility over the listed companies AES Tiete Energia S.A. and AES Eletropaulo S.A.. Before joining AES, Mr. Pimenta worked as Vice President of Strategy and M&A for Citibank in New York and London. Prior to Citibank, Mr. Pimenta served as Senior Auditor at KPMG. Over the years, Mr. Pimenta has successfully led several multi-billion equity and debt capital markets transactions in the US and across Latin America. He holds a Bachelor’s degree in Economics from Universidade Federal de Minas Gerais (UFMG) and a Master’s degree with honors in Economics and Finance from Fundação Getulio Vargas (FGV), and has also participated in development programs in Leadership, Strategy, Finance and Risk Management at the New York University, Darden School of Business and Georgetown University.

Kenneth J. Zagzebski, 58, has been a Director of IPALCO and IPL since March 2009 and has served as Chairman of the Board of IPALCO and IPL since March 2018. Mr. Zagzebski also oversees AES’ Southland Energy operations in California and serves as a director or officer of other AES affiliates, including as a Director of sPower, and Chairman of the Board of AES U.S. Investments, DPL and DP&L. Mr. Zagzebski served as President and Chief Executive Officer of IPALCO from April 2011 to March 2018, interim President and Chief Executive Officer of IPL from July 2015 to June 2016, and as President and Chief Executive Officer of IPL from April 2011 until June 2013 and Chief Executive Officer of IPL from April 2011 to March 2014. Mr. Zagzebski joined IPL as Senior Vice President of Customer Operations in September 2007 and was responsible for the Power Delivery, Customer Services and Enterprise Information Systems business groups. Mr. Zagzebski also served as a member of the Board of AES SUL, LLC from April 2012 through January 2013 and AES Eletropaulo S.A. from December 2011 through February 2013. Mr. Zagzebski has more than 30 years of industry experience in diverse executive management, business development and financial roles, including Vice President and Chief Operating Officer for Field Operations at Xcel Energy. His background also includes experience in international energy as Executive Director of NRG Energy Asia-Pacific region, from 1997 to September 1999 where he was responsible for the company’s Asia-Pacific investments. Mr. Zagzebski’s broad industry experience and extensive knowledge and understanding of IPL and IPALCO allow him to provide invaluable insight to the Board of Directors. Mr. Zagzebski has a Bachelor’s degree from the University of Wisconsin, Eau Claire, and an M.B.A. from the Carlson School of Management at the University of Minnesota. Mr. Zagzebski currently Chairs the Marian University Educators College Board of Visitors and serves on the board of directors of the YMCA of Greater Indianapolis and the board of directors of the Central Indiana Corporate Partnership.

EXECUTIVE OFFICERS
Set forth below is certain information regarding each of our current executive officers as of April 15, 2018. IPALCO was acquired by AES in March 2001, and is currently a majority-owned subsidiary of AES U.S. Investments. IPL is our primary operating subsidiary. AES manages its business through a strategic business unit platform. AES businesses in the United States, including IPALCO and IPL, are part of the US operations (the “US Operations”); however, the US Operations is not a legal entity. AES U.S. Services, LLC (the “Service Company”), another subsidiary of AES, is a service company established in late 2013 to provide operational and corporate services on behalf of companies that are part of the US Operations, including among other companies, IPALCO and IPL. As a result of this structure, IPALCO and IPL do not directly employ all of the executives responsible for the management of our business.
Once elected, officers hold office until a successor is duly elected and qualified or until earlier death, resignation or removal from office. There are no family relationships among our Directors and Executive Officers.

Name	Age	Position
Craig Jackson	45	President and Chief Executive Officer

Gustavo Pimenta	39	Chief Financial Officer

Barry J. Bentley	53	Senior Vice President, U.S. Utilities Operations

Jennifer Killer	42	Vice President, Human Resources

Mark Miller	56	Chief Operating Officer

Judi Sobecki	46	Secretary, General Counsel and Chief Regulatory Officer

Mr. Jackson, Mr. Pimenta, Mr. Bentley and Mr. Miller also serve on the Board of Directors of IPALCO, and their biographies are presented under “-Directors” above.
Jennifer Killer, 42, is Vice President, Human Resources for US Operations, which includes IPALCO and IPL. Previously, Ms. Killer served as Vice President, Human Resources, Global Functions of AES from January 2014 until June 2016. Since joining AES in 2007, Ms. Killer has held several other positions including Director of Human Resources, Global Functions; Director of Global Compensation and Benefits; and Director of Global Human Resources Operations. Ms. Killer also serves as an officer of other AES affiliates. Prior to joining AES, Ms. Killer worked as a human resources manager for Intelsat General Corporation, and as a human resources manager, compensation and benefits analyst and recruiter for PanAmSat Corporation. Ms. Killer received a B.A. from Boston College and an M.B.A. from Fairfield University.
Judi L. Sobecki, 46, has served as General Counsel, U.S. Utilities and Chief Regulatory Officer for AES Corporation since February 2018. In that role, she serves as Secretary and General Counsel of IPALCO and also serves as Vice President, Secretary and General Counsel of IPL. Ms. Sobecki oversees all legal and regulatory matters for AES’ two electric utilities, including IPL and DP&L, and other generation assets located in the United States. Ms. Sobecki also serves as General Counsel and Secretary of DPL and Vice President, General Counsel and Secretary of DP&L, leads the regulatory affairs teams at IPL and DP&L and serves as an officer of other AES affiliates, including as the General Counsel and Secretary of IPALCO’s parent company, AES U.S. Investments. Prior to her current role, Ms. Sobecki served as the General Counsel for AES Corporation’s U.S. Strategic Business Unit from February 2015 to February 2018, overseeing all legal matters for the U.S. operations, including the two electric distribution utilities. Previously, Ms. Sobecki served as Assistant General Counsel, Regulatory for the US Operations from July 2013 to February 2015. In that role, she supported all of AES’ U.S. businesses in connection with state public utility commission regulatory matters. Ms. Sobecki joined DP&L in 2007 as Senior Counsel, leading the legal regulatory efforts for DP&L. Prior to joining DP&L, Ms. Sobecki spent over 10 years in a private law practice as a civil trial lawyer, with many of those years representing DP&L in a variety of matters. Ms. Sobecki received a B.S. from Kent State University and a J.D. from Case Western Reserve University.

CORPORATE GOVERNANCE
Code of Ethics
The AES Code of Business Conduct (“Code of Conduct”), adopted by the AES Board of Directors, is intended to govern, as a requirement of employment, the actions of AES employees, including employees of its subsidiaries and affiliates, including the CEO, CFO and Controller of IPL and IPALCO. The Ethics and Compliance Department of AES provides training, information, and certification programs for employees of AES and its subsidiaries (including IPL and IPALCO) related to the Code of Conduct. The Ethics and Compliance Department also has programs in place to prevent and detect criminal conduct, promote an organizational culture that encourages ethical behavior and a commitment to compliance with the law, and to monitor and enforce AES policies on corruption, bribery, money laundering and associations with terrorist groups. The Code of Conduct is located in its entirety on the AES website (www.aes.com). Any person may obtain a copy of the Code of Conduct without charge by making a written request to: Corporate Secretary, IPALCO Enterprises, Inc., One Monument Circle, Indianapolis, IN 46204. If any amendments (other than technical, administrative or other non-substantive amendments) to, or waivers from, the Code of Conduct are made, in each case relating to the CEO, CFO and Controller of IPL and IPALCO, AES will disclose such amendments or waivers on its website. Except for such Code of Conduct, the information contained on or accessible through the AES website is not incorporated by reference into this Amendment or the Annual Report on Form 10-K.
Corporate Governance
The Board of Directors has not established any committees, including an audit committee, a compensation committee or a nominating committee, or any committee performing similar functions. The functions of those committees are undertaken by the Board. The Board may designate from among its members an executive committee and one or more other committees in the future.
IPALCO’s securities are not quoted on an exchange that has requirements that a majority of the Board be independent, and IPALCO is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of the Board include “independent” directors, nor is IPALCO required to establish or maintain an Audit Committee, (including an Audit Committee Financial Expert) or other committee.
Nomination of Directors
As of April 15, 2018, IPALCO had not effected any material changes to the procedures by which shareholders may recommend nominees to the Board of Directors. IPALCO’s articles of incorporation and bylaws do not provide formal procedures for shareholders to recommend nominees to the Board of Directors. Except as described below, the Board of Directors has determined that it is in the best position to evaluate IPALCO’s requirements as well as the qualifications of each candidate when the Board considers a nominee for a position on the Board.
AES U.S. Investments, IPALCO and CDPQ are parties to a Shareholders’ Agreement dated February 11, 2015 (the “Shareholder’s Agreement”). The Shareholders’ Agreement provides AES U.S. Investments the right to nominate nine directors of the IPALCO Board and CDPQ the right to nominate two directors of the IPALCO Board. CDPQ most recently exercised its right in connection with the nomination of Mr. Faucher and Mr. Lesage to the Board of Directors in February 2018, and AES U.S. Investments exercised its right in connection with the nomination of the other directors of the Board. See “Shareholders’ Agreement” in Item 13 of this Amendment.

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
The purpose of this compensation discussion and analysis is to provide information about the material elements of compensation that were paid or awarded to, or earned by, our named executive officers (“NEOs”) in 2017. The compensation paid to our NEOs for 2017 is set forth in the “Summary Compensation Table” below. Our NEOs for 2017 were:

•	Kenneth Zagzebski, President and Chief Executive Officer until March 2018, and currently our Chairman of the Board;

•	Craig Jackson, Chief Financial Officer until March 2018, and currently our President and Chief Executive Officer;

•	Jennifer Killer, Vice President, Human Resources;

•	Mark Miller, Chief Operating Officer;

•	Judi Sobecki, Secretary and General Counsel, and also our current Chief Regulatory Officer; and

•	Andrew Horrocks, Chief Operating Officer until March 2017.

Mr. Zagzebski also served as a Vice President of AES until February 2018, and, as discussed below, his 2017 compensation was determined in accordance with AES’ compensation practices and policies.
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
AES manages its business through a strategic business unit platform. AES’ businesses in the United States, including IPALCO and IPL, are part of the US Operations; however, the US Operations is not a legal entity. AES also has an indirectly wholly-owned subsidiary, the Service Company, which was established in late 2013. The Service Company provides services, including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US Operations, including, among other companies, IPALCO and IPL. As a result of this structure, IPALCO and IPL do not directly employ all of the executives responsible for the management of our business. In 2017, our NEOs were all executive officers of one or more of IPALCO, IPL and the Service Company.
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
Consistent with this philosophy and our goal of aligning our executives’ compensation with company performance, the key features of our executive compensation program include the following:

•
Our compensation program allocates a significant portion of each NEO’s total compensation to short- and long-term performance goals. As such, payouts are dependent upon the strategic, financial, and operational performance of AES and the US Operations, which includes IPALCO and IPL, and the performance of the AES stock price;

•	Our compensation program is continually reviewed to ensure that it meets our objectives and executive compensation philosophy and remains competitive; and

•	We generally do not provide perquisites to our NEOs. Similar to prior years, Mr. Horrocks received certain expatriate benefits in 2017, as described in further detail below.

In order to meet these objectives, our total compensation structure includes a mix of short-term compensation, in the form of base salaries and annual cash bonuses, and long-term compensation, in the form of AES equity-based and cash-based performance awards. As part of their total compensation packages, Mr. Jackson and Ms. Sobecki participate in the retirement program of DP&L, The Dayton Power and Light Company Retirement Income Plan (the “DP&L Retirement Income Plan”), as more fully described herein.
Our Compensation Process
The Chief Operating Officer of AES (the “AES COO”) works with the Chief Human Resources Officer of AES (the “AES CHRO”) to design and review the compensation for our CEO.
Our CEO, the AES COO and the AES CHRO (together, the “Executive Compensation Review Team”) have the responsibility of reviewing and administering compensation for the other officers of the Service Company, IPALCO, and IPL, including for our NEOs. The Vice President of Human Resources of the US Operations (the “VP of HR”) works with our CEO during the compensation process. Neither our CEO nor the VP of HR participates with respect to his or her own compensation. The Executive Compensation Review Team, with assistance from the US Operations human resources team, determines the appropriate pay grade for these NEOs at the date of hire based upon each individual’s position, responsibilities, skills and experience, and reassesses each NEO’s position within the applicable pay grade at the end of each year.
The pay grades comprising our compensation framework are established by the US Operations human resources team in conjunction with the AES human resources team and include specific base salary ranges and short-term bonus and long-term compensation targets for each pay grade. The US Operations human resources team uses survey data from Willis Towers Watson and other sources with regard to looking at the overall pay structure at a very high level. The structure is compared annually to market data from various sources, including Willis Towers Watson to assess the external competitiveness of the base salary ranges and incentive targets for the pay grades. During our performance review cycle, the Executive Compensation Review Team measures the specific amount and resulting incentive compensation for our NEOs (except that neither our CEO nor the VP of HR participates with respect to his or her own compensation) based on (i) the operational and financial performance of the US Operations and AES, and (ii) the NEO’s target opportunity for his or her applicable pay grade.
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

The use and weight of cash versus non-cash, fixed versus variable and short- versus long-term components of executive compensation is generally dictated by the applicable pay grade for each NEO, as described above. As we are not subject to the federal proxy rules, we are not required to hold a shareholder advisory vote on our executive compensation, or a “Say-on-Pay” vote or the related “Say-on-Frequency” vote.
Our CEO’s compensation was higher than the compensation paid to our other NEOs, largely due to the scope of his position and his overall responsibility for the strategic direction of IPALCO, IPL and the US Operations, as well as his overall influence on near- and long-term performance of IPALCO, IPL and the US Operations, in general. In comparison to our other NEOs, our CEO’s total compensation was more heavily weighted towards incentive compensation.
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
2017 Compensation Determinations
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
2017 Performance Incentive Plan Payouts
In addition to base salaries, in 2017 we provided performance-based, annual cash bonuses under the PI Plan. Each pay grade has a corresponding PI Plan target opportunity, which is assessed annually. Each NEO's opportunity corresponds to the opportunity applicable to his or her pay grade. These awards are paid based on the achievement of AES and US Operations measures in three performance categories: safety, financial, and strategic and operational objectives, which were established in the first quarter of 2017. The PI Plan is structured in a manner that provides our NEOs a direct incentive to achieve such objectives.
AES’ performance is a key factor in determining whether awards will be made under the PI Plan for the relevant fiscal year. In 2017, payments under the PI Plan were determined based on the AES and US Operations 2017 performance measures as described in the tables below. Performance measures were based upon management's business goals for the US Operations, including IPALCO and IPL, for 2017. Management approved performance measures and objectives across all three categories that it considered to be challenging. Individual awards are paid out at 0-200% of the target applicable to each pay grade depending on scores achieved relative to the performance measures.

While goals are set for specific safety measures, as described in the tables below, the Compensation Committee of the AES Board of Directors (the “AES Compensation Committee”) approves a safety score for AES based on its qualitative assessment of performance, and our Executive Compensation Review Team, with input from the US Operations management team, approves a safety score for the US Operations based on its qualitative assessment of performance.
Targets for the 2017 financial measures for AES and the US Operations were equal to 2017 budget, subject to pre-established guidelines for adjusting the targets in the event of certain events during the year. No adjustments were made in 2017. The US Operations actual financial results correlate directly to the applicable financial metrics score.
We also set goals with respect to the following strategic and operational objectives: operational key performance indicators (“KPIs”), construction, efficiency and new growth projects. Operational KPIs measure how effectively and reliably we operate our plants and meet our customers’ electricity needs. For AES and the US Operations, each KPI is weighted and has a threshold, target and maximum performance goal set at the beginning of the year. The final index score may range from 0% to 200%. The AES Compensation Committee approves the score for AES on a formulaic basis considering actual performance relative to pre-set Megawatts (“MW”) growth targets as well as construction program schedules and budgets, and our Executive Compensation Review Team, with input from the US Operations management team, approves a score for the US Operations based on its assessment of performance on its US Operations strategic and operational objectives. CDPQ also has discussions with management and provides input with regard to operational objectives applicable to IPALCO and IPL.

AES 2017 Actual Results: The AES Compensation Committee determined to pay the 2017 corporate performance score based on actual results of the pre-established performance measures as shown below. As a result, the AES performance score for 2017 was determined to be 121%, as follows:

Measure	Weight	Target Goal	Actual Results	Actual % of Target	2017 Score
Safety
Serious Safety Incidents	10%	No serious safety incidents, as measured by 0 occupational fatalities	No serious safety incidents occurred among AES People	n/a	100%
Near Miss Reporting		Reports filed timely, accurately, and mitigation plans executed	Favorable to target	n/a
Proactive Safety Measures		Achieve 2017 goals	Exceeded safety walk and meeting goals	n/a
Financial[1]
Adjusted EPS	15%	$1.05	$1.08	103%	145%
Prop. Free Cash Flow ($M)	15%	$1,084	$1,235	114%
Parent Free Cash Flow ($M)	20%	$625	$638	102%
Strategic & Operation Objectives
Operational KPIs (Index Score)[2]	10%	100% of Index	87%	87%	95%
Construction Program	10%	Advance construction program on time / on budget	On time performance - 92% On budget performance - 74%	83%
AES Energy Star Program	10%	2017 Run rate cost savings and revenue enhancements of $50M	Achieved $1.8M over target	104%
New Growth Projects	10%	2000 MWs of new growth projects and Southland NTP	2,160 MWs of new growth projects or acquisitions	108%

2017 AES Corporate Performance Score - 121%
1Assuming the threshold financial requirement for each measure is met, the score ranges from 50% to 200%. For Adjusted EPS and Parent Free Cash Flow, a 50% score corresponds to actual results at 90% of the target goal, and a 200% score corresponds to actual results at 110% of the target goal. For Proportional Free Cash Flow, a 50% score corresponds to actual results at 85% of the target goal, and a 200% score corresponds to actual results at 115% of the target goal.

2 Key Performance Indicators and weights for generation businesses are as follows: Commercial Availability 32.8%, Equivalent Forced Outage Factor 24%, Equivalent Availability Factor 22.4%, Heat Rate 16.2%, and Days Sales Outstanding 4.6%. Key Performance Indicators and weights for distribution businesses are as follows: System Average Interruption Duration Index 44.3%, System Average Interruption Frequency Index 30%, Customer Satisfaction Index 11.7%, Days Sales Outstanding 10.8%, and Non-Technical Losses 3.2%.

US Operations 2017 Performance: The US Operations performance for 2017 was assessed based on a number of factors, which are described in the following chart. Taking these factors together as a whole, the US Operations performance for 2017 was determined to be 115%, as follows:

Measure	Weight[3]	Target Goal	Actual Results	Actual % of Target	2017 Score
Safety
Fatalities (AES People & Contractors) (*)	10%	Zero fatalities	Zero fatalities	n/a	100%
Non-Injury Significant Injuries and Potentials (SIP) Rate (AES People & Contractors) (50%)		Achieve 2017 goals	Exceeded goals	n/a
Safety Meeting Attendance (AES People & Contractors) (25%)		Achieve 2017 goals	Exceeded meeting goals	n/a
Safety Walks (25%)		Achieve 2017 goals	Exceeded safety walk goals	n/a
Financial[1]
Adjusted Pretax Contribution ($M) (30%)	50%	$345.2	$320.6	93%	125%
Proportional Free Cash Flow CFCF ($M) (30%)		$512.7	$542.9	106%
Subsidiary Distributions (POCF) ($M) (40%)		$353.6	$384.8	109%
Strategic & Operation Objectives
Operational KPIs (Index Score)[2]	10%	100% of Index	94%	94%	106%
Engineering and Construction (E&C)	10%	Advance construction project on time/budget	On time performance: 88.6% On budget performance: 108.6%	100%
Efficiency	10%	DPL strategy, AES Energy Star, Embracing the Future Values, Innovation	Exceeded all targets with exception of narrowly missing Embracing the Future Values	116%
Growth	10%	200 MWs of new growth, Southland NTP, M&A, Market plans	Achieved 154 MWs of new growth, achieved NTP, large strategic acquisition, completed plans	114%

2017 US Operations Performance Score - 115%

*If a fatality occurs, safety category will zero out.

1Assuming the threshold financial requirement for each measure is met, the score ranges from 0% to 200%. For Adjusted EPS and Subsidiary Distributions, a 50% score corresponds to actual results at 85% of the target goal, and a 200% score corresponds to actual results at 110% of the target goal. For Proportional Free Cash Flow, a 50% score corresponds to actual results at 85% of the target goal, and a 200% score corresponds to actual results at 115% of the target goal. An explanation of how non-GAAP measures are calculated from the audited financial statements are either included under the heading “Non-GAAP Measures” or in the description of the applicable program in this Amendment.

2 Key Performance Indicators and weights for generation businesses are as follows: Commercial Availability 31.3%, Equivalent Forced Outage Factor 22.7%, Equivalent Availability Factor 31.8%, and Heat Rate 14.2%. Key Performance Indicators and weights for distribution businesses are as follows: System Average Interruption Duration Index 50.0%, System Average Interruption Frequency Index 30.0%, Customer Satisfaction Index 10.0%, and Days Sales Outstanding 10.0%.

3 These weightings apply to the calculation of the US Operations score for our CEO. For the weightings applicable to each of our other NEOs, please see the table on page 13 below.

Our NEOs receive bonus amounts based on a bonus payout factor formula that considers both AES corporate performance (25%) and US Operations performance as a whole (75%), the latter of which includes IPALCO and IPL.
2017 Annual Incentive Weighting for NEOs: For 2017, the Company varied the weighting for each NEO on the safety, financial and strategic and operational objectives for the US Operations within the annual incentive plan to enhance alignment with each NEO’s area of responsibility. For each of the NEOs, the weights for these objectives are detailed below.

NEO	Mr. Zagzebski	Mr. Jackson	Ms. Killer	Mr. Miller	Ms. Sobecki	Mr. Horrocks
Safety	10%	10%	10%	25%	10%	10%
Financial	50%	50%	50%	50%	50%	50%
Operational KPIs	10%	—	—	25%	—	—
E&C	10%	—	—	—	—	—
Growth	10%	20%	20%	—	20%	20%
Efficiency	10%	20%	20%	—	20%	20%

The Executive Compensation Review Team determines the individual bonus amounts for each NEO (other than our CEO) within this framework. The VP of HR works with our CEO with regard to such determinations except with respect to her own compensation. The NEO’s individual contributions to the success of the US Operations in achieving the performance objectives outlined above and the performance of the NEO’s respective division or line of business are also reviewed in such determinations but did not materially affect the resulting compensation of our NEOs. The AES COO and the AES CHRO determine the bonus amount for Mr. Zagzebski based upon the same considerations. For 2017, the resulting annual incentive cash awards for all of our NEOs were above their respective target annual incentive opportunities.
The following table sets forth the amounts of the annual incentive cash awards under the PI Plan earned by our NEOs in 2017, which were paid in early 2018.

			Actual 2017 Annual Incentive Cash Award
NEO	2017 Target Annual Incentive ($)	2017 Target Annual Incentive (% of base salary)	Dollar Value	% of Target Annual Incentive
Kenneth Zagzebski	$368,012	85%	$448,975	122.0%
Craig Jackson	$171,285	60%	$206,227	120.4%
Jennifer Killer	$122,466	55%	$154,797	126.4%
Mark Miller	$132,613	50%	$146,404	110.4%
Judi Sobecki	$120,000	50%	$148,080	123.4%
Andrew Horrocks	$111,802	50%	$144,470	129.2%

Long Term Compensation
We grant a mix of cash- and equity-based awards under the LTC Plan. These awards attract and retain key individuals who are critical to the success of our business and align the interests of our NEOs with those of stockholders over the long term. Grants to our NEOs under the LTC Plan, whether in cash or stock, vest over a three-year period and are determined based on a percentage of the individual’s base salary. In 2017, our NEOs other than our CEO received awards as follows - 50% in cash in the form of Performance Units and 50% in stock in the form of Restricted Stock Units. Our CEO received awards as follows - 40% granted in the form of Performance Cash Units that vest in cash, 40% granted in the form of Performance Stock Units that vest in AES stock, and 20% granted in the form of Restricted Stock Units that vest in AES stock. No stock options were granted in 2017.

Performance Units, or PUs, represent the right to receive a cash-based payment subject to performance- and service-based vesting conditions. PUs granted in 2017 are eligible to vest subject to AES’ three-year cumulative Proportional Free Cash Flow. Proportional Free Cash Flow is a measure of long-term cash generation driven by increasing revenue, reducing costs, improving productivity and efficiently utilizing capital. A description of how Proportional Free Cash Flow is calculated from AES’ audited financial statements is described in “Non-GAAP” measures below.
The Proportional Free Cash Flow target is set for the three-year performance period and is subject to pre-defined, objective adjustments during the three-year performance period based on changes to AES’ portfolio, such as an asset divestiture or sale of a portion of equity in a subsidiary.
The value of each PU is equal to $1.00, and the number of PUs that vest depends upon the level of Proportional Free Cash Flow achieved over the three-year measurement period. If a threshold level of Proportional Free Cash Flow is achieved, a percentage of the units vest and are settled in cash in the calendar year that immediately follows the end of the performance period.
The following table illustrates the vesting percentage at each Proportional Free Cash Flow level for targets set for the 2016-2018 performance period:

Performance Level	Vesting Percentage
75% of Performance Target or below	0%
Equal to 87.5% of Performance Target	50%
Equal to 100% of Performance Target	100%
Equal to or greater than 125% of Performance Target	200%

Between the Proportional Free Cash Flow levels listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn PUs is also generally subject to the continued employment of the NEO. The AES Compensation Committee approved a Proportional Free Cash Flow performance target for the 2017 PUs that will require improvement over prior performance.
Performance Stock Units Based on Proportional Free Cash Flow, or PSUs: PSUs represent the right to receive a single share of AES Common Stock subject to performance- and service-based vesting conditions. PSUs granted in 2017 are eligible to vest subject to AES’ three-year cumulative Proportional Free Cash Flow. See Long-Term Compensation-Performance Units above for a description of Proportional Free Cash Flow.
The final value of the PSU award depends upon the level of Proportional Free Cash Flow achieved over the three-year measurement period as well as AES’ share price performance over the period since the award is stock-settled. If a threshold level of Proportional Free Cash Flow is achieved, units vest and are settled in the calendar year that immediately follows the end of the performance period.
The PSUs vest based upon the same vesting schedule as the PUs. See Long-Term Compensation-Performance Units Granted after 2015 above for a table illustrating the vesting percentage at each Proportional Free Cash Flow level for targets set for the 2017-2019 performance period. The AES Compensation Committee approved a Proportional Free Cash Flow target for the 2017 PSUs that will require improvement over prior performance.
Performance Cash Units Based on AES Total Stockholder Return, or PCUs: PCUs represent the right to receive a cash-based payment subject to performance- and service-based vesting conditions. PCUs granted in 2017 are eligible to vest subject to AES’ Total Stockholder Return from January 1, 2017 through December 31, 2019 relative to companies in three different indices. The indices and their weightings are as follows:

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
The value of each PCU is equal to $1.00, and the number of PCUs that vest depends upon AES’ percentile rank against the companies in the indices. If AES’ Total Stockholder Return is above the threshold percentile rank established for the performance period, a percentage of the units vest and are settled in cash in the calendar year that immediately follows the end of the performance period. The following table illustrates the vesting percentage at each percentile rank for the 2017-2019 performance period:

AES 3-Year Total Stockholder Return Percentile Rank	Vesting Percentage
Below 30th percentile	0%
Equal to 30th percentile	50%
Equal to 50th percentile	100%
Equal to 70th percentile	150%
Equal to or above the 90th percentile	200%

Between the percentile ranks listed in the above table, straight-line interpolation is used to determine the vesting percentage for the award. The ability to earn these PCUs is also generally subject to the continued employment of the NEO.
Restricted Stock Units, or RSUs, represent the right to receive a single share of AES Common Stock subject to service-based vesting conditions. AES grants RSUs to assist in retaining executives and also to increase their ownership of AES Common Stock, which further aligns executives’ interests with those of AES stockholders. RSUs vest based on continued service with AES in three equal installments, beginning on the first anniversary of the grant date. Each NEO (other than Mr. Zagzebski) received 50% of his or her 2017 long-term compensation in the form of RSUs. Mr. Zagzebski received 20% of his long-term compensation in the form of RSUs. Further details on 2017 RSU grants can be found in the Grants of Plan-Based Awards Table of this Amendment.
2017 Long Term Compensation Grants
As in previous years, the allocation of long-term compensation components granted in 2017 was based on a review of market practice conducted by AES and is aligned with the objective of fostering the long-term corporate performance of AES, as our parent company, and rewarding individual performance.
The following table sets forth the target grant value for grants under the LTC Plan made to our NEOs in 2017.

	February 2017 Long-Term Compensation Expected Target Grant Value
Name	As % of Base Salary*	Dollar Amount
Kenneth Zagzebski	115%	$469,716
Craig Jackson	65%	$180,154
Jennifer Killer	60%	$126,037
Mark Miller	60%	$154,500
Judi Sobecki	60%	$125,198
Andrew Horrocks	55%	$117,510
*Targets are based on 2016 Base Salary

As discussed in “Our Compensation Process” above, the long-term compensation target grant values are generally dictated by the NEOs applicable AES pay grade. Further detail on all long-term compensation grants to our NEOs can be found in the Summary Compensation Table and the Grants of Plan-Based Awards Table of this Amendment.
Prior Year Performance Unit Vesting in 2017
All NEOs, except for Mr. Zagzebski, received a grant of PUs in February 2015. PUs are not a component of Mr. Zagzebski’s CEO compensation package. For the 2015-2017 PUs performance was based on EBITDA less Maintenance and Environmental Capital Expenditures of AES (“CapEx”) (“EBITDA less CapEx”), calculated as described below, versus target achieved over the 2015-2017 period.
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
The 2015-2017 PUs paid out at 40.62% of target based on AES’ actual EBITDA less CapEx result of $6,148M, which was 85% of the target EBITDA less CapEx goal. Thus, the total payout for this award for the NEOs, other than Mr. Zagzebski, is shown in the following table:

	Target Number of Performance Units	% of Target Vested Based on:
NEO		Cumulative EBITDA less CapEx	Final Vested Value
Craig Jackson	83,688	40.62%	$33,994
Jennifer Killer	48,535	4,062%	$19,715
Mark Miller	70,000	4,062%	$28,434
Judi Sobecki	39,398	4,062%	$16,003
Andrew Horrocks	65,449	4,062%	$26,585

Further details on the 2015-2017 PU payouts can be found in the Summary Compensation Table of this Amendment.
Prior Year Performance Stock Units Vesting in 2017
Mr. Zagzebski received a grant of PSUs in February 2015 for the 2015-2017 performance period. For the 2015-2017 PSUs, 50% of the target number of shares was based on AES Total Stockholder Return relative to the S&P 500 Utility companies for the period from January 1, 2015 to December 31, 2017. The remaining 50% of the target number of units was based on the achievement of AES’ cumulative EBITDA less CapEx target for the 2015-2017 performance period.
There was no payout for the 50% portion of the PSU awarded based on Total Stockholder Return because AES did not attain the performance threshold, which was Total Stockholder Return equal to the 30th percentile of S&P 500 Utility companies. The 50% portion of the PSU awarded based on AES’ EBITDA less CapEx, which was calculated in the same manner as the 2015-2017 PUs as described above, paid out at 40.62% of the target number of shares based on AES’ actual EBITDA less CapEx result of $6,148M, which was 85% of the target EBITDA less

CapEx goal. Thus, the total payout for the 2015-2017 PSUs for Mr. Zagzebski was 20.3% of the original target number of PSUs as shown in the following table:

	Target Number of Performance Stock Units	% of Target Vested Based on:		Final Shares Vested
NEO		Relative AES Total Stockholder Return	Cumulative EBITDA less CapEx	Number Of Shares	% of Original Target
Kenneth Zagzebski	17,434	0%	40.62%	3,541	20.3%

See Prior Year Performance Unit Vesting in 2017 above for a description of EBITDA less CapEx.
Further details on the 2015-2017 PSU payout to Mr. Zagzebski can be found in the Option Exercises and Stock Vested Table of this Amendment.
Other Relevant Compensation Elements and Policies
Perquisites
We generally do not provide any perquisites to our NEOs. In 2017 and consistent with prior years, Mr. Horrocks, who is a U.K. citizen, received certain expatriate benefits, such as auto allowance, home visits, housing and gross-up of U.S. taxes.
Retirement and Other Broad-Based Employee Benefits
Our NEOs, as well as our other employees, are eligible for the following benefits: participation in a defined contribution (401(k)) plan, group health insurance (including medical, dental, and vision), long- and short-term disability insurance, basic life insurance and paid time off. Mr. Jackson and Ms. Sobecki participate in the DP&L Retirement Income Plan. Our NEOs are eligible to participate in the AES Restoration Supplemental Retirement Plan (the “RSRP”), a nonqualified deferred compensation plan, which is intended to restore benefits that are limited under our broad-based retirement plans due to statutory limits imposed by the United States Internal Revenue Code (the “Code”). Contributions to the RSRP are included with All Other Compensation column of the Summary Compensation Table of this Amendment.
Severance and Change in Control Arrangements
AES maintains certain severance and change in control arrangements, including the AES Corporation Amended and Restated Severance Plan (the “Severance Plan”) and change in control provisions in the long-term compensation award agreements. Upon a change in control of AES, unvested long-term compensation awards held by our NEOs would only fully vest and become payable immediately should a double-trigger occur. The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control. Any PUs, PSUs and PCUs would vest based on attainment of target levels of performance. In addition, all NEOs are entitled to payments and benefits under the Severance Plan, in the event of qualifying terminations of employment, both related and unrelated to a change in control. Finally, upon a termination of service or in the event of a change in control, participants’ account balances in the RSRP (described in the 2017 Nonqualified Deferred Compensation Table below) would be paid out, either as a lump-sum payment or according to the participant’s election. Please see “Potential Payments upon Termination and Change in Control” below for a more detailed summary of these payments and benefits.
Clawback Policy
AES has adopted a “clawback policy” which provides the AES Compensation Committee with the discretion to seek the reimbursement of any annual incentive payment or long-term compensation award, as defined under the policy, to certain executives of AES and its affiliates, including our NEOs, where:

▪	The initial payment was calculated based upon achieving certain financial results that were subsequently the subject of a material restatement of AES’ financial statements;

▪	The AES Compensation Committee, in its discretion, determines that the executive engaged in fraud or willful misconduct that caused, or substantially caused, the need for the restatement; and

▪	A lower payment would have been made to the executive based upon the restated financial results.

In each such instance, the AES Compensation Committee has the discretion to determine whether it will seek recovery from the individual executive and has discretion to determine the amount. The policy applies to annual incentive payments made in or after 2013 under the PI Plan and PCU and PSU awards granted in or after 2012.
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
Adjusted Earnings Per Share (Adjusted EPS). The GAAP measure most comparable to Adjusted EPS is diluted earnings per share from continuing operations. AES defines Adjusted EPS as diluted earnings per share from continuing operations excluding gains or losses of both consolidated entities and entities accounted for under the equity method due to (a) unrealized gains or losses related to derivative transactions; (b) unrealized foreign currency gains or losses; (c) gains, losses and associated benefits and costs due to dispositions and acquisitions of business interests, including early plant closures, and the tax impact from the repatriation of sales proceeds; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation; and  (g) tax benefit or expense related to the enactment effects of 2017 U.S. tax law reform.
Adjusted Pretax Contribution (Adjusted PTC). The GAAP measure most comparable to Adjusted PTC is income from continuing operations attributable to AES. AES uses Adjusted PTC as its primary segment performance measure. AES defines Adjusted PTC as pretax income from continuing operations attributable to AES excluding gains or losses of the consolidated entity due to (a) unrealized gains or losses related to derivative transactions; (b) unrealized foreign currency gains or losses; (c) gains, losses and associated benefits and costs due to dispositions and acquisitions of business interests, including early plant closures; (d) losses due to impairments; (e) gains, losses and costs due to the early retirement of debt; and (f) costs directly associated with a major restructuring program, including, but not limited to, workforce reduction efforts, relocations, and office consolidation. Adjusted PTC also includes net equity in earnings of affiliates on an after-tax basis, adjusted for the same gains or losses excluded from consolidated entities.
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
Proportional Free Cash Flow. The GAAP measure most comparable to Proportional Free Cash Flow is cash flows from operating activities. AES Proportional Free Cash Flow is defined as Net Cash from Operating Activities less Maintenance and Environmental Capital Expenditures, adjusted for AES ownership percentage. Environmental capital expenditures that are expected to be recovered through regulatory, contractual or other mechanisms are excluded. An example of recoverable environmental capital expenditures is IPL's investment in MATS-related environmental upgrades that are recovered through a tracker.
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

REPORT OF THE BOARD OF DIRECTORS
The Board of Directors has reviewed and had the opportunity to discuss the Compensation Discussion and Analysis with management and, based on this review and discussion, recommended that it be included in this Amendment and our Annual Report on Form 10-K for the year ended December 31, 2017.
The Board of Directors of IPALCO Enterprises, Inc.

Barry J. Bentley	Mark E. Miller
Renaud Faucher	Julian Nebreda
Paul Freedman	Thomas M. O’Flynn
Craig L. Jackson	Gustavo Pimenta
Frédéric Lesage	Kenneth J. Zagzebski
Vincent W. Mathis

SUMMARY COMPENSATION TABLE (2017, 2016 and 2015)

Name and Principal Position (a)	Year (b)	Salary ($) (c)(1)	Stock Awards ($) (d)(2)	Option Awards ($) (e)(3)	Non-Equity Incentive Plan Compensation ($) (f)(4)	Change In Pension Value ($) (g)(5)	All Other Compensation ($) (h)(6)	Total ($) (i)
Kenneth Zagzebski President and CEO	2017	$432,955	$430,021	$—	$448,975	$—	$58,008	$1,369,959
	2016	$407,163	$512,419	$—	$400,995	$—	$26,600	$1,347,177
	2015	$370,984	$258,307	$107,272	$307,169	$—	$36,557	$1,080,289

Craig Jackson CFO	2017	$285,475	$90,072	$—	$240,222	$140,601	$9,275	$765,645
	2016	$276,881	$87,457	$—	$243,475	$72,471	$9,275	$689,559
	2015	$268,731	$83,682	$—	$198,023	$12,829	$9,275	$572,540

Jennifer Killer VP of HR	2017	$220,565	$63,014	$—	$174,512	$—	$25,127	$483,218

Mark Miller COO	2017	$265,225	$77,247	$—	$174,838	$—	$37,162	$554,472

Judi Sobecki Secretary and and General Counsel	2017	$240,000	$62,597	$—	$164,083	$85,182	$9.275	$561,137

Andrew Horrocks Former COO	2017	$223,604	$58,755	$—	$171,055	$—	$203,996	$657,410
	2016	$260,871	$63,932	$—	$165,640	$—	$158,420	$648,863
	2015	$252,273	$65,443	$—	$155,723	$—	$51,917	$525,356

(1)
The base salary earned by each NEO during fiscal years 2017, 2016 or 2015, as applicable. Compensation information for a NEO is given for the earliest of the last three completed years that the officer was a NEO of the Company and all subsequent completed years. The compensation disclosed in this table represents the full amount of compensation paid to each NEO and is not limited to the portion of each NEO’s compensation allocated to and paid by IPALCO.

(2)
Aggregate grant date fair value of PSUs and PCUs granted to Mr. Zagzebski in the year, and RSUs granted to all NEOs in the year, which are computed in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 718, “Compensation - Stock Compensation” (“FASB ASC Topic 718”), disregarding any estimate of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuation may be found in the financial statements, footnote 16 to the financial statements, or Management’s Discussion & Analysis, as appropriate, contained in the AES Annual Report on Form 10-K for the year ended December 31, 2017 (“AES Form 10-K”), which also includes information for 2015 and 2016. Assuming the maximum market and financial performance conditions are achieved, and in the case of PSUs the share price at grant, the maximum value of PSUs and PCUs granted in fiscal year 2017, and payable upon completion of the 2017-2019 performance period is $375,771 and $375,772, respectively.

(3)
Aggregate grant date fair value of stock options granted in the year, which are computed in accordance with FASB ASC Topic 718. The aggregate grant date fair value disregards any estimates of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuation may be found in the financial statements, footnote 16 to the financial statements, or Management’s Discussion & Analysis, as appropriate, contained in the AES Form 10-K, which also includes information for 2015 and 2016. No stock options were granted in 2016 and 2017.

(4)
The value of all non-equity incentive plan awards earned during the 2017 fiscal year and paid in 2018, which includes awards earned under our PI Plan (our annual incentive plan) and awards earned for the three-year performance period ending December 31, 2017 for our cash-based 2015-2017 PUs granted under the LTC Plan. The following chart shows the breakdown of awards under these two plans for each NEO.

Name	Year	Annual Incentive Plan Award	Payouts for Performance Unit Award	Total Non- Equity Incentive Plan Compensation
Kenneth Zagzebski	2017	$448,975	$—	$448,975

Craig Jackson	2017	$206,227	$33,994	$240,222

Jennifer Killer	2017	$154,797	$19,715	$174,512

Mark Miller	2017	$146,404	$28,434	$174,838

Judi Sobecki	2017	$148,080	$16,003	164,083

Andrew Horrocks	2017	$144,470	$26,585	$171,055

(5)
Mr. Jackson and Ms. Sobecki participate in the DP&L Retirement Income Plan. The pension plan change in value for Mr. Jackson and Ms. Sobecki is provided for the years indicated. Details of this pension plan are set forth in the Pension Benefits table. Mr. Zagzebski, Ms. Killer, Mr. Miller and Mr. Horrocks do not participate in an employer sponsored pension plan.

(6)
All Other Compensation includes employer contributions to both qualified and nonqualified defined contribution retirement plans. The following chart shows the breakdown of contributions under these plans for each NEO. For 2017, other compensation for Mr. Horrocks includes (i) compensation he received as an expatriate such as auto allowance ($4800), home visits (including airfare and miscellaneous costs) ($20,000), and housing ($43,170), Indiana state tax payments $35,288, tax preparation services $7,072, and (ii) relocation and related expenses for relocating to California ($56,394). Mr. Horrocks also received a gross-up of taxes for 2017, which was fully offset by amounts deducted from his compensation by AES in 2017 and as such these amounts are not included in the table.

Name	Year	Employer Contribution to Qualified Defined Contribution Plans	Employer Contribution to Nonqualified Defined Contribution Plans	Other	Total Other Compensation
Kenneth Zagzebski	2017	$37,550	$20,458	$—	$47,208

Craig Jackson	2017	$9,275	$—	$—	$9,275

Jennifer Killer	2017	$23,054	$2,073	$—	$25,127

Mark Miller	2017	$37,162	$—	$—	$37,162

Judi Sobecki	2017	$9,275	$—	$—	$9,275

Andrew Horrocks	2017	$37,272	$—	$166,724	$203,996

GRANTS OF PLAN-BASED AWARDS (2017)
The following table provides information about the plan based cash and equity awards made to the NEOs in 2017.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units(#)(4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Name	Grant Date	Units	Threshold ($)	Target ($)	Maximum ($)		Threshold (#)	Target (#)	Maximum (#)
Kenneth Zagzebski			$—	$368,012	$736,024	(1)
	24-Feb-17						0	15,749	31,498		$187,886
	24-Feb-17									7,875	$93,949
	24-Feb-17						93,943	187,886	375,772		$148,186
Craig Jackson			$—	$171,285	$342,570	(1)
	24-Feb-17	90,077	$45,039	$90,077	$180,154	(2)
	24-Feb-17									7,550	$90,072
Jennifer Killer			$—	122,466	244,933	(1)
	24-Feb-17	63,019	$38,625	63,019	126,038	(2)
	24-Feb-17									5,282	$63,014
Mark Miller			$—	$132,613	$265,225	(1)
	24-Feb-17	77,250	$38,625	$77,250	$154,500	(2)
	24-Feb-17									6,475	$77,247
Judi Sobecki			$—	$120,000	$240,000	(1)
	24-Feb-17	62,599	$31,300	$62,599	$125,198	(2)
	24-Feb-17									5,247	$62,597
Andrew Horrocks			$—	$111,802	$223,603	(1)
	24-Feb-17	58,755	$29,378	$58,755	$125,198	(2)
	24-Feb-17									4,925	$58,755

(1)
Each NEO received an award under the PI Plan (our annual cash incentive plan) in 2017. The first row of data for each NEO shows the threshold, target and maximum award under the PI Plan. For the PI Plan, the threshold award is 0% of the target award, and the maximum award is 200% of the target award. The extent to which awards are payable depends upon AES’ performance against goals established in the first quarter of the fiscal year. This award was paid in the first quarter of 2018 and the actual payout amounts are shown in footnote 4 to the Summary Compensation Table.

(2)
Each NEO other than Mr. Zagzebski received a grant of PUs on February 24, 2017, which were awarded under the LTC Plan and are paid in cash. These units vest based on the performance condition of Proportional Free Cash Flow for the three-year period ending December 31, 2019 (as more fully described in the CD&A of this Amendment). The second row of data for each NEO other than Mr. Zagzebski shows the threshold, target and maximum award. At threshold, the vesting percentage is 50%. At maximum performance, the vesting percentage is 200%. Straight-line interpolation is applied for performance between the threshold and target and between the target and maximum.

(3)
Mr. Zagzebski received a grant of PSUs on February 24, 2017 awarded under the LTC Plan. These units vest based on the performance condition of Proportional Free Cash Flow for the three year period ending December 31, 2019(as more fully described in the CD&A of this Amendment). The second row of data for Mr. Zagzebski shows the total number of AES shares at threshold, target and maximum. At threshold, the vesting percentage is 0%. At maximum performance, the vesting percentage is 200%. Straight-line interpolation is applied for performance between the threshold and target and between the target and maximum.

Mr. Zagzebski also received PCUs on February 24, 2017 awarded under the LTC Plan. These units vest based on AES’ Total Stockholder Return as compared to the Total Stockholder Return of the S&P 500 Utility companies, the S&P 500 Index, and the MSCI Emerging Markets Index for the three-year period ending December 31, 2017 (as more fully described in the CD&A of this Amendment). The fourth row of data for Mr. Zagzebski shows the number of units at threshold, target and maximum, where $1.00 is the per unit value. At threshold against each of the three indices, the vesting percentage is 50%. At maximum performance, the vesting percentage is 200%. Straight line interpolation is applied for performance between the threshold and target and between the target and maximum.

(4)
Each NEO received RSUs on February 24, 2017 awarded under the LTC Plan. These units vest on a service-based condition in which one-third of the RSUs vest on each of the first three anniversaries of the grant.

(5)
Aggregate grant date fair value of PSUs, PCUs, and RSUs granted in the year which are computed in accordance with FASB ASC Topic 718 disregarding any estimates of forfeitures related to service-based vesting conditions. A discussion of the relevant assumptions made in the valuation may be found in AES’ financial statements, footnotes to the financial statements (footnote 16), or Management’s Discussion & Analysis, as appropriate, contained in AES’ Form 10-K which also includes information for 2015 and 2016. Assuming the maximum market and financial performance conditions are achieved, and in the case of PSUs the share price at grant, the maximum value of PSUs and PCUs granted in fiscal year 2017, and payable upon completion of the 2017-2017 performance period, is shown in the Summary Compensation Table notes.

Descriptions of the compensation elements included in the Summary Compensation Table and Grants of Plan-Based Awards Table, including the PI Plan and LTC Plan and awards made thereunder are set forth in the CD&A of this Amendment.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END (2017)
The following table contains information concerning exercisable and unexercisable stock options and unvested stock awards with respect to AES stock granted to the NEOs that were outstanding on December 31, 2017. The market value of stock awards is based on the closing price of a share of AES Common Stock on December 29, 2017 of $10.83, the last business day of the 2017 fiscal year. The NEOs do not hold any equity in IPALCO.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kenneth Zagzebski	4,902	—		$18.87	22-Feb-18
	35,401	—		$11.17	15-Feb-23
	30,263	—		$14.63	21-Feb-24
	34,548	17,274	(1)	$11.89	20-Feb-25
						18,092	$195,936	39,425	$657,543
								316,733	$445,580
Craig Jackson	—	—				16,092	$174,276	—	—
Jennifer Killer	—	—				10,346	$112,047	—	—
Mark Miller	2,691	—		18.87	22-Feb-18	13,752	$148,934	—	—
Judi Sobecki	—	—				10,520	$113,932	—	—
Andrew Horrocks	3,690	—		18.87	22-Feb-18	11,290	$122,271	—	—

(1)	Option grant made on February 20, 2015 vests in one final installment on February 20, 2018.

(2)	Included in this column are grants of RSUs that vest in three equal installments on the first three anniversaries of grant. These awards include:

A RSU grant made to all NEOs on February 20, 2015 that vests in one final installment on February 20, 2018.

A RSU grant made to all NEOs on February 19, 2016 that vests in two remaining installments on February 19, 2018 and February 19, 2019.

A RSU grant made to all NEOs on February 24, 2017 that vests in three installments on February 24, 2018, February 24, 2019, and February 24, 2020.

(3)
Included in this column are: PSUs granted to Mr. Zagzebski on February 19, 2016 and February 24, 2017 which vest based on the financial performance condition of AES’ three-year cumulative Proportional Free Cash Flow, and three-year service conditions (but only when and to the extent financial performance conditions are met).\

Based on AES’ performance through the end of fiscal year 2017 relative to the performance criteria, the AES current period to-date results for the ongoing performance periods are between threshold and target, and, thus, the target number of PSUs granted in 2016 and 2017 is included above.

PCUs granted to Mr. Zagzebski on February 19, 2016 and February 24, 2017 which vest based on market performance conditions (AES three-year cumulative Total Stockholder Return relative to S&P 500 Utility companies, S&P 500 companies, and MSCI Emerging Market index companies) and three-year service conditions (but only when and to the extent the market performance conditions are met).

Based on AES’ performance through the end of fiscal year 2017 relative to the performance criteria, our current period-to-date results for the 2016-2018 performance period are between threshold and target and thus the target number of PCUs granted in 2016 is included above. Our current period to-date results for the 2017-2019 performance period are below threshold and thus the threshold number of PCUs granted in 2017 are included above.

OPTION EXERCISES AND STOCK VESTED (2017)
The following table contains information concerning the exercise of AES stock options and the vesting of PSU and RSU awards by the NEOs during 2017.

	Option Awards		Stock Awards (1)
Name (a)	Number of Shares Acquired on Exercise (#)(b)	Value Realized on Exercise ($)(c)	Number of Shares Acquired on Vesting (#)(d)	Value Realized on Vesting ($)(e)
Kenneth Zagzebski	—	—	11,646	$130,615
Craig Jackson	—	—	7,296	$84,205
Jennifer Killer	—	—	4,350	$50,215
Mark Miller	—	—	6,498	$75,069
Judi Sobecki	—	—	3,587	$41,235
Andrew Horrocks	—	—	5,665	$65,422

(1)	Vesting of stock awards in 2017 consisted of four separate grants, as set forth in the following tables:
Number of Shares Acquired on Vesting (#)

Name	2/20/2015 PSUs (i)	2/21/2014 RSUs (ii)	2/20/2015 RSUs (iii)	2/19/2016 RSUs (iv)	Total
Kenneth Zagzebski	3,541	1,834	2,325	3,946	11,646
Craig Jackson	—	1,852	2,346	3,098	7,296
Jennifer Killer	—	1,138	1,361	1,851	4,350
Mark Miller	—	1,880	1,962	2,656	6,498
Judi Sobecki	—	399	1,104	2,084	3,587
Andrew Horrocks	—	1,566	1,835	2,264	5,665

Value Realized on Vesting ($)

Name	2/20/2015 PSUs (i)	2/21/2014 RSUs (ii)	2/20/2015 RSUs (iii)	2/19/2016 RSUs (iv)	Total
Kenneth Zagzebski	38,349	21,605	26,645	45,221	130,615
Craig Jackson	—	21,817	26,885	35,503	84,205
Jennifer Killer	—	13,406	15,597	21,212	50,215
Mark Miller	—	22,146	22,485	30,438	75,069
Judi Sobecki	—	4,700	12,652	23,883	41,235
Andrew Horrocks	—	18,447	21,029	25,945	65,422

(i) The February 20, 2015 PSU grant vested based on two conditions. The first was based on AES Total Stockholder Return (50%) relative to companies in the S&P 500 Utilities Index and the second was based on AES EBITDA less CapEx financial metric (50%) for the three year period ended December 31, 2017 which resulted in a payout of 20.31% of target. Final certification of results and distribution of shares occurred in the first quarter of 2018. For purposes of this Amendment, the PSUs vested at that performance level as of December 31, 2017 at the closing stock price of $10.83.

(ii) The February 21, 2014 RSU grant vests in three equal installments on the anniversary of the grant. The vesting of the third installment occurred on February 21, 2017 at a vesting price of $11.78.

(iii) The February 20, 2015 RSU grant vests in three equal installments on the anniversary of the grant. The vesting of the second installment occurred on February 20, 2017 at a vesting price of $11.46.

(iv) The February 19, 2016 RSU grant vests in three equal installments on the anniversary of the grant. The vesting of the first installment occurred on February 19, 2017 at a vesting price of $11.46.

PENSION BENEFITS (2017)

The following table provides information with respect to the DP&L Retirement Income Plan, which is the only defined benefit pension plan in which any of the NEOs participate. During 2017, no payments or benefits were paid to any of the NEOs under the DP&L Retirement Income Plan.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)(2)	Present Value of Accumulated Benefit ($) (d)(3)(4)
Kenneth Zagzebski (1)	—	—	$—
Craig Jackson	DP&L Retirement Income Plan	17	$575,874
Jennifer Killer	—	—	$—
Mark Miller	—	—	$—
Judi Sobecki	DP&L Retirement Income Plan	9	$252,579
Andrew Horrocks (1)	—	—	$—

(1)	Mr. Zagzebski, Ms. Killer, Mr. Miller and Mr. Horrocks do not participate in an employer-sponsored pension plan.

(2)	Assumes 1,000 hours earned in plan years 2000-2017 for Mr. Jackson, and for plan years 2008-2017 for Ms. Sobecki.

(3)	Based on the census data as reported by DPL for valuation purposes and the following assumptions:

Measurement Date	12/31/2017	12/31/2016	12/31/2015	12/31/2014
Discount Rate	3.66%	4.28%	4.49%	4.02%
Cash Balance Interest Credit	3.79%	3.79%	3.79%	3.8%
Post-retirement Mortality	MRP 2006 projected generationally with MSS-2017	MRP 2007 projected generationally with MSS-2016	MRP 2007 projected generationally with MSS-2007	MRP 2007 projected generationally with MSS-2007
Pre-retirement Mortality	None	None	None	None
Withdrawal	None	None	None	None
Retirement Age - Pre - 2011	62	62	62	62
Form of Payment - Pre - 2011 hires	Single Life Annuity	Single Life Annuity	Single Life Annuity	Single Life Annuity
Retirement Age - Post - 2010	65	65	65	65
Form of Payment - Post - 2010 hires	Lump Sum	Lump Sum	Lump Sum	Lump Sum

Additionally, these calculations assume census information as follows:

	Date of Birth	Date of Hire
Mr. Jackson	9/29/1972	2/14/2000
Ms. Sobecki	9/2/1971	8/1/2007

Compensation:
Year	Mr. Jackson	Ms. Sobecki	IRS Maximum Compensation

2017	$270,000	$224,281	$270,000
2016	$265,000	$208,663	$265,000
2015	$265,000	$195,466	$265,000
2014	$260,000	$175,100	$260,000
2013	$244,635	$174,316	$255,000
2012	$222,692	$150,672	$250,000
2011	$200,877	$142,974	$245,000

(4)	For Mr. Jackson and Ms. Sobecki, the Present Value of Accumulated Benefit calculations includes the $187.50 monthly supplemental benefit payable from age 62 to age 65.

Employee Retirement Plans
The DP&L Retirement Income Plan is a qualified defined benefit plan that provides retirement benefits to employees of DP&L and its affiliates who are participating employers who meet the participation requirements, including Mr. Jackson and Ms. Sobecki. DP&L is a sister company to IPALCO and NEOs may receive benefits under DP&L plans because they previously were employed there. The DP&L Retirement Income Plan covers both union (unit) and nonunion (management) employees. Plan provisions differ by union, management pre-2011 hires (Legacy), and management post-2010 hires. Mr. Jackson and Ms. Sobecki are in the management - pre-2011 hires. Mr. Jackson and Ms. Sobecki are not currently eligible for early retirement benefits under the DP&L Retirement Income Plan.

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

NONQUALIFIED DEFERRED COMPENSATION (2017)

The following table contains information for the NEOs for each of our plans that provides for the deferral of compensation that is not tax-qualified.

Name (a)(1)	Executive Contributions in Last Fiscal Year ($) (b)(2)	Employer Contributions in Last Fiscal Year ($) (c)(3)	Aggregate Earnings in Last Fiscal Year ($) (d)(4)	Aggregate Withdrawals/Distributions ($) (e)(5)	Aggregate Balance at Last FYE ($) (f)(6)
Kenneth Zagzebski	$2,800	$20,458	$3,767	$—	$74,462
Craig Jackson	$—	$—	$—	$—	$—
Jennifer Killer	$20,088	$2,073	$17,818	$4,850	$125,144
Mark Miller	$28	$—	$—	$—	$—
Judi Sobecki	$—	$—	$—	$—	$—
Andrew Horrocks	$—	$—	$—	$—	$—

(1)
Mr. Horrocks is eligible to participate in the AES Corporation Restoration Supplemental Retirement Plan (RSRP) but did not participate in this plan in 2017. Because Mr. Jackson and Ms. Sobecki do not participate in the AES 401(k) plan, they are not eligible to receive an employer match on RSRP contributions.

(2)	Amounts in this column represent elective contributions to the RSRP in 2017.

(3)
Represents employer contributions to the RSRP in 2017. The amount reported in this column, as well as the employer’s additional contributions to the AES or DPL 401(k) plans, are included in the amounts reported in the 2017 row of the “All Other Compensation” column of the Summary Compensation Table.

(4)	Amounts in this column represent investment earning under the RSRP.

(5)	Amounts in this column represent distributions from the RSRP.

(6)
Amounts in this column represent the balance of amounts in the RSRP at the end of 2017. In the 2015 and 2016 rows of the Summary Compensation Table, the amounts $15,507 and $13,350 were previously reported for Mr. Zagzebski.

Narrative Disclosure Relating to the Nonqualified Deferred Compensation Table
The AES Corporation Restoration Supplemental Retirement Plan (RSRP)

The Code places statutory limits on the amount that participants, such as our NEOs, can contribute to The AES Corporation Retirement Savings Plan (the “AES 401(k) Plan”). As a result of these regulations, matching contributions to the AES 401(k) Plan accounts of certain of our NEOs who participated in that plan in fiscal year 2017 were limited. To address the fact that participant and company contributions are restricted by the statutory limits imposed by the Code, certain of our NEOs and other highly compensated employees are eligible to participate in the RSRP, which is designed primarily to restore benefits limited under our broad-based retirement plans due to statutory limits imposed by the Code.

Under the AES 401(k) Plan, eligible employees, including certain of our NEOs, can elect to defer a portion of their compensation into the AES 401(k) Plan, subject to certain statutory limitations imposed by the Code such as the limitations imposed by Sections 402(g) and 401(a)(17) of the Code. AES matches, dollar-for-dollar, the first five percent of compensation that an individual contributes to the AES 401(k) Plan. In addition, individuals who participate in the RSRP may defer up to 80% of their compensation (excluding bonuses) and up to 100% of their annual bonus under the RSRP. AES provides a matching contribution to the RSRP for individuals who actively defer and who are also subject to the statutory limits as described above.

On an annual basis, AES may choose to make a discretionary retirement savings contribution (a “profit-sharing contribution”) to all eligible participants in the AES 401(k) Plan. The profit-sharing contribution, made in the form of cash, is provided to individuals at a percentage of their compensation, subject to certain statutory limitations imposed by the Code, such as the limitations imposed by Sections 401(a)(17) and 415 of the Code.

Eligible individuals participating in the RSRP also receive a supplemental profit-sharing contribution. The amount of the supplemental profit-sharing contribution is equal to the difference between the profit-sharing contribution provided by AES under the AES 401(k) Plan and the profit-sharing contribution that would have been made by AES under the AES 401(k) Plan if no Code limits applied.

Participants in the RSRP may designate up to four separate deferral accounts, each of which may have a different distribution date and a different distribution option. A participant may elect to have distributions made in a lump-sum payment or annually over a period of two to fifteen years. All distributions are made in cash.

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

Earnings or losses are credited to the deferral accounts by the amount that would have been earned or lost if the amounts were actually invested.

Individual RSRP account balances are always 100% vested.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL (2017)

The following table contains estimated payments and benefits to each of the NEOs in connection with a termination of employment, both related and unrelated to a change in control, or a change in control of AES. The following amounts assume that a termination or change in control of AES occurred on December 31, 2017, and, where applicable, uses the closing price per share of AES Common Stock of $10.83 (as reported on the NYSE on December 29, 2017, the last business day of the 2017 fiscal year). None of the NEOs would be entitled to compensation upon a change in control of IPALCO.

For each NEO, the payments and benefits detailed in the table below are in addition to any payments and benefits under our plans and arrangements that are offered or provided generally to all salaried employees on a non-discriminatory basis and any accumulated vested benefits for each NEO, including those set forth in the Pension Benefits (2017), and any stock options vested as of December 31, 2017 (which are set forth in the Outstanding Equity Awards at Fiscal Year-End Table (2017).

	Termination
Name	Voluntary or for Cause	Without Cause	In Connection with Change in Control	Death	Disability	Change in Control Only (No Termination)
Kenneth Zagzebski
Cash Severance (1)	$0	$432,955	$865,910	$0	$0	$0
Accelerated Vesting of LTC (2)	$0	$0	$1,033,585	$1,033,585	$1,033,585	$0
Benefits Continuation (3)	$0	$17,747	$26,621	$0	$0	$0
Outplacement Assistance (4)	$0	$25,000	$25,000	$0	$0	$0
Total	$0	$475,702	$1,951,116	$1,033,585	$1,033,585	$0
Craig Jackson
Cash Severance (1)	$0	$285,475	$570,950	$0	$0	$0
Accelerated Vesting of LTC (2)	$0	$0	$351,807	$351,807	$351,807	$0
Benefits Continuation (3)	$0	$16,357	$24,536	$0	$0	$0
Outplacement Assistance (4)	$0	$25,000	$25,000	$0	$0	$0
Total	$0	$326,832	$972,293	$351,807	$351,807	$0
Jennifer Killer
Cash Severance (1)	$0	$141,307	$141,307	$0	$0	$0
Accelerated Vesting of LTC (2)	$0	$0	$227,329	$227,329	$227,329	$0
Benefits Continuation (3)	$0	$10,921	$10,921	$0	$0	$0
Outplacement Assistance (4)	$0	$0	$0	$0	$0	$0
Total	$0	$152,228	$379,557	$227,329	$227,329	$0
Mark Miller
Cash Severance (1)	$0	$265,225	$265,225	$0	$0	$0
Accelerated Vesting of LTC (2)	$0	$0	$301,184	$301,184	$301,184	$0
Benefits Continuation (3)	$0	$16,357	$16,357	$0	$0	$0
Outplacement Assistance (4)	$0	$0	$0	$0	$0	$0
Total	$0	$281,582	$582,766	$301,184	$301,184	$0
Judi Sobecki
Cash Severance (1)	$0	$152,308	$152,308	$0	$0	$0
Accelerated Vesting of LTC (2)	$0	$0	$235,365	$235,265	$235,365	$0
Benefits Continuation (3)	$0	$3,691	$3,691	$0	$0	$0
Outplacement Assistance (4)	$0	$0	$0	$0	$0	$0
Total	$0	$155,999	$391,364	$235,365	$235,365	$0
Andrew Horrocks
Cash Severance (1)	$0	$223,604	$223,604	$0	$0	$0
Accelerated Vesting of LTC (2)	$0	$0	$244,960	$244,960	$244,960	$0
Benefits Continuation (3)	$0	$19,634	$19,634	$0	$0	$0
Outplacement Assistance (4)	$0	$0	$0	$0	$0	$0
Total	$0	$243,238	$488,198	$244,960	$244,960	$0

(1)
In addition to the amounts reflected in the above table, a pro rata bonus, to the extent earned, would be payable to Mr. Zagzebski and Mr. Jackson upon a termination without cause or a qualifying termination following a change in control. Pro rata bonus amounts are not included in the above table because, as of December 31, 2017, the service and performance conditions under AES’ 2017 annual incentive plan would have been satisfied, so such amounts would be paid irrespective of whether a termination or change in control occurs.

(2)	Accelerated vesting of Long-Term Compensation (“LTC”) includes:

•	For Mr. Zagzebski, the in-the-money value of unvested stock options granted in February 2015;

•	For Mr. Zagzebski, the value of outstanding PSUs granted in February 2016 and 2017 at the target payout level;

•	The value of outstanding RSUs granted in February 2015, 2016 and 2017; and

•	The value of unvested PUs granted in February 2016 and 2017, at the target payout level.

The following table provides further detail on accelerated vesting of LTC awards by award type.

Name	Zagzebski	Jackson	Killer	Miller	Sobecki	Horrocks
Long-Term Award Type:
Stock Options	$—	$—	$—	$—	$—	$—
Performance Cash Units	$410,676	$—	$—	$—	$—	$—
Performance Stock Units	$426,973	$—	$—	$—	$—	$—
Restricted Stock Units	$195,936	$174,276	$112,047	$148,934	$113,932	$122,271
Performance Units	$—	$177,531	$115,282	$152,250	$121,433	$122,689
Total Accelerated LTC Vesting	$1,033,585	$351,807	$227,329	$301,184	$235,265	$244,960

(3)
Upon a termination without cause or a qualifying termination following a change in control, the NEO may receive continued medical, dental and vision benefits. The value of this benefits continuation is based on the share of premiums paid by the employer on each NEO’s behalf in 2017, based on the coverage in place at the end of December 2017. For the benefit continuation period, each NEO is responsible for paying the portion of premiums previously paid as an employee.

(4)
Upon a termination without cause or a qualifying termination following a change in control, Mr. Zagzebski and Mr. Jackson are eligible for outplacement benefits. The estimated value of this benefit is $25,000.

Additional Information Relating to Potential Payments upon Termination of Employment or Change in Control

The following narrative outlining our compensatory arrangements with our NEOs is in addition to other summaries of their terms found in the CD&A of this Amendment.

Potential Payments upon Termination under the AES Corporation Severance Plan

The Severance Plan provides for certain payments and benefits to participants upon the Involuntary Termination or Termination for Good Reason of their employment under certain circumstances, including the execution of a release by the participant pursuant to the terms of the Severance Plan. All of our NEOs were entitled to the benefits provided by the Severance Plan in 2017.

Certain employees, including the NEOs, are eligible for severance benefits, including salary continuation, applicable benefits and severance payments under the Severance Plan if the employee separates from service due to Involuntarily Termination or for Good Reason (each as defined below). Benefits under the Severance Plan require a minimum one year of service eligibility, and are not available under the Severance Plan if the individual’s employment is terminated in connection with certain events as set forth in the Severance Plan, including, but not limited to, (a) an employee’s (i) voluntary resignation (other than for Good Reason), (ii) separation from service for Cause (or for reasons that the employer determines would be inconsistent with the purposes of the Severance Plan), (ii) declining a new job position located within 50 miles of the employee’s current work site, or (b) due to death or disability, the sale of a business, or in connection with a voluntary transfer of employment.

Upon the termination of employment under the above circumstances, Mr. Zagzebski and Mr. Jackson would be entitled to receive the following:

•	Salary continuation payments equal to the NEO’s annual base salary, which would be paid over time in accordance with our payroll practices and the terms of the Severance Plan;

•
An additional payment equal to a pro rata portion of the NEO’s annual cash bonus, to the extent earned, based upon the time the NEO was employed during the year in which his employment terminates, provided that applicable performance conditions are met;

•
In the event that the NEO elects COBRA coverage under the health plan in which he participates, we would pay an amount of the premium he pays for such coverage (for up to 12 months) equal to the premium we pay for active employees. The Company would also provide the NEO with continuation of dental and vision benefit programs, with the NEO paying the same portion of the premiums as were previously paid as an employee;

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

In the event of a qualifying termination under the Severance Plan, Mr. Miller and Mr. Horrocks each would be entitled to 12 months prorated annual compensation and continuation of health, dental and vision benefits during this 12-month period, and Mr. Killer and Ms. Sobecki each would be entitled to 8-months prorated annual compensation and continuation of health, dental and vision benefits during this 8-month period.

The obligation to provide these payments and benefits to the NEOs under the Severance Plan would be conditioned upon the execution and delivery of a written release of claims against the Company and AES. At our discretion, the release may also contain such noncompetition, nonsolicitation and nondisclosure provisions as we may consider necessary or appropriate.

Payment of Long-Term Compensation Awards in the Event of Termination or Change in Control as Determined by the Provisions Set Forth in the 2003 Long Term Compensation Plan (for all NEOs)

The vesting of PSUs, PCUs, RSUs, stock options and PUs and the ability of our NEOs to exercise or receive payments under those awards changes in the case of (1) termination of a NEO’s employment or (2) as a result of a change in control. The vesting conditions are defined by the provisions set forth in the 2003 Long Term Compensation Plan as outlined below:

Performance Stock Units, Performance Cash Units, Restricted Stock Units and Performance Units. Our CEO holds outstanding PSUs and PCUs. All of our NEOs hold outstanding RSUs, and all of our NEOs, except for Mr. Zagzebski hold outstanding PUs. If a NEO’s employment is terminated by reason of death or disability prior to the third anniversary of the grant date of a PSU, PCU, or a RSU, the PSUs (at target), the PCUs (at target) and/or RSUs will immediately vest and be delivered. If a NEO separates from service prior to the end of a performance period due to death or disability, all PUs will vest on such termination date and a cash amount equal to $1 for each PU generally will be paid to the NEO on such date or as soon as practicable thereafter.

If the NEO’s employment is terminated for any reason other than death or disability prior to the third anniversary of the grant date of a RSU, the NEO will forfeit all RSUs for which the service-based vesting condition has not been met.

The PSU grants and PCU grants provide that voluntary termination or termination for cause prior to the end of the three-year performance period will result in the forfeiture of all outstanding PSUs and PCUs. Involuntary termination or a qualified retirement, which requires the NEO to reach 60 years of age and seven years of service with AES or an affiliate, allow prorated time-vesting in increments of one-third or two-thirds vesting if the NEO has completed one or two years of service from the grant date, respectively.

With respect to PUs, if a NEO separates from service prior to (i) the payment date due to cause or (ii) the final vesting date by reason of a voluntary separation from service by the NEO, any unvested PUs will be forfeited in full and cancelled by AES on such termination date; provided, however, that if a NEO separates from service for any other reason (including due to qualified retirement), the NEO will be eligible to receive the value of his or her vested PUs, as of the date of the separation from service, on the payment date and in accordance with the terms of the applicable PU award agreement.

If a change in control occurs prior to the payment date of a PSU, PCU, RSU award, or PU award, outstanding PSUs and PCUs (at target), RSUs, and PUs will only become fully vested should a double-trigger occur. The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control.

Stock Options. Mr. Zagzebski holds outstanding stock options. If a NEO’s employment is terminated by reason of death or disability, the stock options shall be immediately accelerated and become fully vested, exercisable, and payable, but such options will expire one year after the termination date or, if earlier, on the original expiration date of such stock option had the NEO remained employed through such date.

If the NEO’s employment is terminated for cause, all unvested stock options will be forfeited and all vested stock options will expire three months after the termination date or, if earlier, on the original expiration date of such stock option.

If the NEO’s employment is terminated for any other reason, all of the unvested stock options will be forfeited and all vested stock options will expire 180 days after the termination date or, if earlier, on the original expiration date of such stock option.

In the event of a change in control, all of the NEO’s stock options will only become fully vested should a double-trigger occur. The double-trigger only allows for vesting if a qualifying termination occurs in connection with the change in control. However, the AES Compensation Committee may cancel outstanding stock options (1) for consideration equal to an amount to which the NEO would otherwise be entitled to receive in the change in control transaction if the NEO exercised the stock options, less the exercise price of such stock options or (2) if the amount determined pursuant to (1) would be negative, for no consideration. Any such payment may be made in cash, securities, or other property.

The AES Corporation Restoration Supplemental Retirement Plan (RSRP)

In the event of a termination of the NEO’s employment (other than by reason of death) prior to reaching retirement eligibility, or, in the event of a change in control (defined in the same manner as the term “change-in-control” in the RSRP described below), the balances of all of the NEO’s deferral accounts under the RSRP will be paid in a lump sum. In the event of a NEO’s death or retirement, the balances in the NEO’s deferral accounts will be paid according to his or her elections if the NEO was 59 1/2 or more years old at the time of his or her death or retirement. In the event of the NEO’s death or retirement before age 59 1/2, the value of the deferral account will be paid in a lump sum.

Definition of Terms

The following definitions are provided in the Severance Plan and related Benefits Schedule used in this description:

“Cause” generally means termination of service due to the participant’s dishonesty, insubordination; continued and repeated failure to perform his or her assigned duties or willful misconduct in the performance of such duties; intentionally engaging in unsatisfactory job performance; failing to make a good faith effort to bring unsatisfactory job performance to an acceptable level; violation of the policies, procedures, work rules or recognized standards of behavior; misconduct related to his or her employment; or a charge, indictment or conviction of, or a plea of guilty or nolo contendere to, a felony, whether or not in connection with the performance of his or her duties.

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

“Good Reason” or “Good Reason Termination” generally means, without a participant’s written consent, his or her separation from service (for reasons other than death, disability or Cause) by a participant due to the following events, within two years of the consummation of a Change in Control: (i) the relocation of a participant’s principal place of employment to a location that is more than 50 miles from his or her previous principal place of employment; (ii) a material diminution in the duties or responsibilities of a participant; and (iii) a material reduction in the base salary or annual incentive opportunity of a participant.

“Involuntary Termination” generally means an involuntary separation from service (that is not otherwise an ineligible termination) due to a reduction in force, permanent job elimination, the restructuring or reorganization of a business unit, division, department, or other business segment, a termination by mutual consent where AES agrees that the participant is entitled to benefits, or declining an offer to relocate to a new job position more than 50 miles from the participant’s current location (provided, however, that if the participant is an officer of AES, he or she will not incur an Involuntary Termination if he or she declines a new job position, regardless of its location).

The following definition is provided in the RSRP of the terms used in this description:

“Change-in-Control” means the occurrence of one or more of the following events: (i) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all, or substantially all, of the assets of AES to any Person or Group (as that term is used in Section 13(d)(3) of the Exchange Act) of Persons; (ii) a Person or Group (as so defined) of Persons (other than AES Management on the date of the adoption of the RSRP or their affiliates) shall have become the beneficial owner of more than 35% of the outstanding voting stock of AES; or (iii) during any one-year period, individuals who at the beginning of such period constitute the Board of AES (together with any new Director whose election or nomination was approved by a majority of the Directors then in office who were either Directors at the beginning of such period or who were previously so approved, but excluding under all circumstances any such new Director whose initial assumption of office occurs as a result of an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of any individual, corporation, partnership or other entity or group) cease to constitute a majority of the Board of Directors. Notwithstanding the foregoing or any provision of the RSRP to the contrary, the foregoing definition of change-in-control shall be interpreted, administered and construed in manner necessary to ensure that the occurrence of any such event shall result in a change-in-control only if such event qualifies as a change in the ownership or effective control of a corporation, or a change in the ownership of a substantial portion of the assets of a corporation, as applicable, within the meaning of Treas. Reg. § 1.409A-3(i)(5).

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

Director Compensation

None of our current directors receives any compensation for his services on the Board. The compensation for our NEOs who also serve as directors is fully reflected in the Summary Compensation Table and other tables set forth in this Amendment. No director who served on our Board for any part of 2017 that is or was also an employee of IPL, AES, or any of its affiliates, received any additional payment for their services on the Board. Information regarding the compensation received by current and former directors in their capacities as employees of our affiliates is set forth in “Item 13. Certain Relationships, Related Transactions and Director Independence” of this Amendment. We did not have any non-employee directors who received compensation for their services on the Board in 2017.

Compensation Committee Interlocks and Insider Participation

The Board of Directors of IPALCO does not have a compensation committee. Please see the CD&A in this Amendment for a discussion of the process undertaken in setting executive compensation, including the persons who, during the last completed fiscal year, participated in the NEO compensation process.  Our CEO, together with the other members of the Executive Compensation Review Team (consisting of our CEO, the AES COO, and the AES CHRO) is responsible for reviewing and administering compensation for our NEOs, except for the CEO. Our CEO does not participate in the review and decision process with respect to his own compensation. Accordingly, none of our executive officers who are also members of our Board of Directors, participate in the deliberations and/or approvals regarding their own compensation.

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

CEO Pay Ratio

As required by SEC rules, we are disclosing the median of the annual total compensation of all employees of IPL (excluding the CEO), the annual total compensation of the CEO, and the ratio of the median of the annual total compensation of all employees to the annual total compensation of the chief executive officer.

Consistent with SEC rules, the Company reviewed its employee population as of December 1, 2017 to prepare the analysis. As of December 1, 2017, the date selected by the Company for purposes of choosing the median employee, the employee population consisted of approximately 1,359 individuals. The median employee was selected using data for the following elements of compensation: salary, equity grants, and non-equity incentive compensation, over a trailing 12-month period.

For purposes of reporting annual total compensation and the ratio of annual total compensation of the CEO to the median employee, both the CEO and median employee’s annual total compensation are calculated consistent with the disclosure requirements of executive compensation under Item 402(c)(2)(x) of Regulation S-K.

For fiscal 2017, the median employee’s annual total compensation was $116,510, and the total annual compensation of our CEO was $1,369,959. Based on this information, the ratio of the total annual compensation of our CEO to the total annual compensation of our median employee for fiscal 2017 is 12:1.

The Company has not made any of the adjustments permissible by the SEC, nor have any material assumptions or estimates been made to identify the median employee or to determine total annual compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following two tables set forth information regarding the beneficial ownership of IPALCO’s Common Stock and the AES’ Common Stock as of March 15, 2018 by (a) each current Director of IPALCO and each NEO set forth in the Summary Compensation Table in this Amendment, (b) all Directors and Executive Officers of IPALCO as a group and (c) all persons who are known by IPALCO to be the beneficial owner of more than five percent (5%) of the Common Stock of IPALCO. Under SEC Rule 13d-3 of the Exchange Act, “beneficial ownership” includes shares for which the individual, directly or indirectly, has or shares voting power (which includes the power to vote or direct the voting of the shares) or investment power (which includes the power to dispose or direct the disposition of the shares), whether or not the shares are held for individual benefit. Under these rules, more than one person may be deemed the beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Except as otherwise indicated in the footnotes below, each of the beneficial owners has, to the best of our knowledge, sole voting and investment power with respect to the indicated shares of IPALCO and AES Common Stock.
Except as otherwise indicated, the address for each person below is c/o IPALCO Enterprises, Inc. One Monument Circle, Indianapolis, Indiana 46204.
(a)    Common Stock of IPALCO(1)

Name and Address of Beneficial Holder	Amount and Nature of Beneficial Ownership	Percent of IPALCO Common Stock Outstanding
AES U.S. Investments, Inc.	89,685,177	82.35%
CDP Infrastructure Fund, GP
1000, Place Jean-Paul-Riopelle
Montréal (Québec) H2Z 2B3	19,222,141	17.65%
All Directors and Executive Officers as a Group (13 people)	0	0%

(b)    Common Stock of The AES Corporation

Name/Address	Position Held With the Company	Shares of Common Stock Beneficially Owned (2)(3)	Percent of Class (2)(3)
Barry J. Bentley	Director	13,471	*
Renaud Faucher	Director	0	0%
Paul L. Freedman	Director	22,341	*
Andrew J. Horrocks	Executive Officer	5,549	*
Craig L. Jackson	Director and Executive Officer	34,923	*
Jennifer Killer	Executive Officer	21,935	*
Frédéric Lesage	Director	0	0%
Vincent W. Mathis	Executive Officer	30,713	*
Mark E. Miller	Director	16,475	*
Julian Nebreda	Director	195,863	*
Thomas M. O’Flynn	Director	1,031,731	*
Gustavo Pimenta	Director	33,444	*
Judi Sobecki	Director	18,784	*
Kenneth J. Zagzebski	Director and Executive Officer	162,749	*
All Directors and Executive Officers as a Group (13 people)		1,582,429	*

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

(2)
The shares of AES Common Stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under the SEC rules, shares of AES Common Stock, which are subject to options, units or other securities that are exercisable or convertible into shares of AES Common Stock within 60 days of March 15, 2018, are deemed to be outstanding and beneficially owned by the persons holding such options, units or other securities. Such underlying shares of Common Stock are deemed to be outstanding for the purpose of computing such person’s ownership percentage, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes (a) the following shares issuable upon exercise of options outstanding as of March 15, 2018 that are able to be exercised within 60 days of March 15, 2018: Mr. Bentley - 0 shares; Mr. Faucher - 0 shares; Mr. Freedman - 0 shares; Mr. Horrocks - 0 shares; Mr. Jackson - 0 shares; Ms. Killer - 0 shares; Mr. Lesage - 0 shares; Mr. Mathis - 0 shares; Mr. Miller - 0 shares; Mr. Nebreda - 155,124 shares; Mr. O’Flynn - 693,313 shares; Mr. Pimenta - 0 shares; Ms. Sobecki - 0 shares; Mr. Zagzebski - 117,486 shares; all directors and executive officers as a group - 965,923shares; (b) the following units issuable under the AES 2003 Long Term Compensation Plan: Mr. Bentley - 13,399 shares; Mr. Freedman - 15,509 shares; Mr. Horrocks - 5,549 shares; Mr. Jackson - 16,296 shares; Ms. Killer - 10,681 shares; Mr. Mathis - 17,020 shares; Mr. Miller - 13,295 shares; Mr. Nebreda - 16,780 shares; Mr. O’Flynn - 117,935 shares; Mr. Pimenta - 23,273 shares; Ms. Sobecki - 11,302 shares; Mr. Zagzebski - 32,928 shares; all directors and executive officers as a group - 288,418 shares; (c) the following shares held in The AES Retirement Savings Plan or IPL Thrift Plan: Mr. Bentley - 72 shares; Mr. Freedman - 2,350 shares; Mr. Horrocks - 0 shares; Mr. Jackson - 0 shares; Ms. Killer - 1,873 shares; Mr. Mathis - 0 shares; Mr. Miller - 3,180 shares; Mr. Nebreda - 23,959 shares; Mr. O’Flynn - 9,242 shares; Mr. Pimenta - 0 shares; Ms. Sobecki - 0 shares; Mr. Zagzebski - 12,335 shares; all directors and executive officers as a group - 53,011 shares.

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
Equity Securities under Compensation Plans
As described in this Amendment, there are no equity compensation plans under which equity securities of IPALCO are authorized for issuance. All equity compensation plans provide for the issuance of AES Common Stock. For information regarding AES’ LTC Plan, see the “Securities Authorized for Issuance under Equity Compensation Plans (as of December 31, 2017)” table in the AES Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Insurance, Employee Benefit Plans and Tax Arrangements with AES
IPL participates in a property insurance program in which IPL buys insurance from AES Global Insurance Company, a wholly owned subsidiary of AES. IPL is not self-insured on property insurance, but does take a $5 million per occurrence deductible. Except for IPL’s large substations, IPL does not carry insurance on transmission and distribution assets, which are considered to be outside the scope of property insurance. AES and other AES subsidiaries, including IPALCO, also participate in the AES global insurance program. IPL pays premiums for a policy that is written and administered by a third-party insurance company. The premiums paid to this third-party administrator by the participants are paid to AES Global Insurance Company and all claims are paid from a trust fund funded by and owned by AES Global Insurance Company, but controlled by a third-party administrator. IPL also has third-party insurance in which the premiums are paid directly to the third-party insurers. The cost to IPL of coverage under this program with AES Global Insurance Company was approximately $3.1 million, $3.1 million and $2.7 million in 2017, 2016 and 2015, respectively, and is recorded in “Other operating expenses” on the accompanying Consolidated Statements of Operations. As of December 31, 2017 and 2016, we had prepaid approximately $1.9 million and $2.0 million, respectively, which is recorded in “Prepayments and other current assets” on the accompanying Consolidated Balance Sheets.
IPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments. The costs of coverage under this program were approximately $24.9 million, $23.2 million and $24.5 million in 2017, 2016 and 2015, respectively, and is recorded in “Other operating expenses” on the accompanying Consolidated Statements of Operations. We had no prepaids for coverage under this plan as of December 31, 2017 and 2016, respectively.
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
Long Term Compensation Plan
During 2017, 2016 and 2015, many of IPL’s non-union employees received benefits under AES’ LTC Plan. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of PUs payable in cash and AES RSUs and options to purchase shares of AES Common Stock. Total deferred compensation expense recorded during 2017, 2016 and 2015 was $0.8 million, $0.9 million and $0.7 million, respectively, and was included in “Other operating expenses” on IPALCO’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on IPALCO’s Consolidated Balance Sheets in accordance with ASC 718 “Compensation - Stock Compensation.”
See also Note 9, “Benefit Plans” to the audited consolidated financial statements of IPL for a description of benefits awarded to IPL employees by AES under the RSP.
Service Company
Effective January 1, 2014, the Service Company began providing certain services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US Operations. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including IPL, are not subsidizing costs incurred for the benefit of non-regulated businesses. Total costs incurred by the Service Company on behalf of IPALCO were $34.4 million, $27.4 million and $23.2 million during 2017, 2016 and 2015, respectively. Total costs incurred by IPALCO on behalf of the Service Company during 2017,

2016 and 2015 were $10.7 million, $9.2 million and $7.5 million, respectively. IPALCO had a prepaid balance with the Service Company of $3.1 million and $3.4 million as of December 31, 2017 and 2016, respectively.
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
Related Person Policies and Procedures
IPALCO is owned by two shareholders, one of which is wholly-owned by AES.  As such, IPALCO does not maintain the type of separate related person transaction policy that is customarily maintained by more widely-held public companies.  The US Operations has a designated compliance officer who ensures that the core values of AES and its subsidiaries are communicated to, and followed by, employees throughout the organization as set forth in the Code of Conduct and other policies adopted by IPALCO and its affiliated companies.  The Code of Conduct expressly requires that employees avoid conflicts of interests and engage in fair dealing, among other requirements, to ensure that transactions entered into by IPALCO and other affiliated companies are in the best interests of the organization.
IPL and IPALCO also utilize a due diligence questionnaire with certain business partners, vendors and suppliers as part of the corporate compliance program to ensure that the highest ethical and legal standards are upheld in all business transactions.  The corporate compliance program includes a “know your business partner” program, which requires us to conduct due diligence on prospective business partners prior to entering into certain business agreements with an estimated value in excess of $100,000 or that are otherwise identified as high risk. Our compliance program requires that the due diligence questionnaires for all such business partners be updated prior to execution of any new agreement with IPL or IPALCO if the questionnaire on file is more than two years old.
A due diligence questionnaire is also completed annually by directors and executive officers in order to determine if a related person transaction or other conflict of interest or potential conflict of interest may exist that should be brought to the attention of the designated compliance officer of the US Operations and/or the Office of the General Counsel for further investigation and analysis. The designated compliance officer of the US Operations and/or the Office of the General Counsel may take action to approve or recommend the approval of a related person transaction, or determine to take other appropriate actions, based on the facts and circumstances.
Employees of IPALCO and CDPQ Affiliated Companies
None of our Board members are directly employed by IPALCO.  All of our Board members are employees of our two shareholders and/or their affiliated companies, and only receive compensation in their capacities as employees of these affiliated entities. The compensation paid to IPALCO directors that are also NEOs for services performed as employees of our affiliates for 2017 is set forth in “Item 11. Executive Compensation” of this Amendment. None of our Board members are compensated for their service on our Board.

The compensation received by each of our executive officers and directors who are employees of companies affiliated with AES was in excess of $120,000 in 2017 for services performed on behalf of AES or the US Operations, including for services provided to IPALCO and IPL. The components of the compensation paid to all of our executive officers in 2017 was consistent with the compensation elements for our NEOs as disclosed in “Item 11. Executive Compensation” of this Amendment.
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
4.4
Indenture between IPALCO Enterprises, Inc. and U.S. Bank, National Association, as Trustee, dated June 25, 2015 for IPALCO’s 3.45% Senior Secured Notes due 2020 (Incorporated by reference to Exhibit 4.1 to IPALCO’s Current Report on Form 8-K filed with the SEC on June 25, 2015)

4.5
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

4.6
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
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.1 of IPALCO’s December 31, 2017 Form 10-K)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 31.2 of IPALCO’s December 31, 2017 Form 10-K)

31.3	Certification by Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a). (filed herewith)
31.4	Certification by Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a). (filed herewith)

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of IPALCO’s December 31, 2017 Form 10-K)

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32.1 of IPALCO’s December 31, 2017 Form 10-K)

101.INS	XBRL Instance Document (furnished herewith as provided in Rule 406T of Regulation S-T) *
101.SCH	XBRL Taxonomy Extension Schema Document (furnished herewith as provided in Rule 406T of Regulation S-T) *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T) *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T) *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T) *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (furnished herewith as provided in Rule 406T of Regulation S-T) *

*Filed as an exhibit to the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2018, and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to annual report on Form 10-K/A for the fiscal year ended December 31, 2017, to be signed on its behalf by the undersigned, and in the capacities indicated, thereunto duly authorized.

IPALCO ENTERPRISES, INC.
Date:	April 30, 2018	By:	/s/ Gustavo Pimenta
			Name:	Gustavo Pimenta
			Title:	Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15 (d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
No annual report or proxy material has been sent to security holders.