Form 10-Q
period 2018-03-31
IPALCO ENTERPRISES, INC.
filed 2018-05-08
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or
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

At May 8, 2018, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended March 31, 2018

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2017 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended
2020 IPALCO Notes	$405 million of 3.45% Senior Secured Notes due July 15, 2020
2024 IPALCO Notes	$405 million of 3.70% Senior Secured Notes due September 1, 2024
AES	The AES Corporation
AES U.S. Investments	AES U.S. Investments, Inc.
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
Credit Agreement	$250 million Revolving Credit Facilities Amended and Restated Credit Agreement, dated as of October 16, 2015
CWA	U.S. Clean Water Act
DOE	U.S. Department of Energy
DSM	Demand Side Management
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
TCJA	Tax Cuts and Jobs Act
U.S.	United States of America

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2017 Form 10-K for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in any forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to publicly update or review any forward-looking information, whether as a result of new information, future events or otherwise. If one or more forward-looking statements are updated, no inference should be drawn that additional updates will be made with respect to those or other forward-looking statements.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended
	March 31,
	2018	2017

UTILITY OPERATING REVENUES	$354,504	$336,909

UTILITY OPERATING EXPENSES:
Fuel	67,857	70,735
Other operating expenses	68,183	64,460
Power purchased	56,194	49,021
Maintenance	33,498	30,027
Depreciation and amortization	55,326	52,544
Taxes other than income taxes	13,772	12,274
Income taxes - net	9,096	15,953
Total utility operating expenses	303,926	295,014
UTILITY OPERATING INCOME	50,578	41,895

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	5,102	6,425
Miscellaneous income and (deductions) - net	(1,660)	(11)
Income tax benefit applicable to nonoperating income	2,051	3,770
Total other income and (deductions) - net	5,493	10,184

INTEREST AND OTHER CHARGES:
Interest on long-term debt	28,735	29,121
Other interest	458	367
Allowance for borrowed funds used during construction	(6,440)	(5,482)
Amortization of redemption premiums and expense on debt	1,015	1,077
Total interest and other charges - net	23,768	25,083
NET INCOME	32,303	26,996

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803
NET INCOME APPLICABLE TO COMMON STOCK	$31,500	$26,193

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	March 31,	December 31,
	2018	2017
ASSETS
UTILITY PLANT:
Utility plant in service	$5,401,530	$5,385,053
Less accumulated depreciation	2,159,437	2,129,617
Utility plant in service - net	3,242,093	3,255,436
Construction work in progress	742,952	711,396
Spare parts inventory	14,106	13,157
Property held for future use	1,002	1,002
Utility plant - net	4,000,153	3,980,991
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	502	502
Intangible assets - net	16,435	16,036
Other long-term assets	4,238	6,185
Other assets - net	21,175	22,723
CURRENT ASSETS:
Cash and cash equivalents	25,269	30,681
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $3,707 and $2,830, respectively)	153,433	157,577
Fuel inventories - at average cost	31,650	32,393
Materials and supplies - at average cost	65,656	63,623
Regulatory assets	38,433	35,341
Prepayments and other current assets	26,870	34,094
Total current assets	341,311	353,709
DEFERRED DEBITS:
Regulatory assets	375,264	378,904
Miscellaneous	4,188	4,234
Total deferred debits	379,452	383,138
TOTAL	$4,742,091	$4,740,561
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholders' equity:
Paid in capital	$597,592	$597,467
Accumulated deficit	(19,019)	(25,191)
Total common shareholders' equity	578,573	572,276
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt (Note 4)	2,479,192	2,477,538
Total capitalization	3,117,549	3,109,598
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 4)	165,000	148,000
Accounts payable	116,573	125,297
Accrued expenses	27,916	27,926
Accrued real estate and personal property taxes	23,780	18,145
Regulatory liabilities	715	2,532
Accrued income taxes	340	—
Accrued interest	35,348	34,332
Customer deposits	31,343	31,306
Other current liabilities	10,313	10,392
Total current liabilities	411,328	397,930
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	861,966	851,754
Deferred income taxes - net	246,627	245,257
Non-current income tax liability	4,620	4,651
Unamortized investment tax credit	727	954
Accrued pension and other postretirement benefits	18,888	50,070
Asset retirement obligations	79,459	79,535
Miscellaneous	927	812
Total deferred credits and other long-term liabilities	1,213,214	1,233,033
COMMITMENTS AND CONTINGENCIES (Note 7)
TOTAL	$4,742,091	$4,740,561

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATIONS:
Net income	$32,303	$26,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,324	52,485
Amortization of deferred financing costs and debt premium	1,015	1,077
Deferred income taxes and investment tax credit adjustments - net	(3,293)	(6,509)
Allowance for equity funds used during construction	(5,102)	(6,425)
Change in certain assets and liabilities:
Accounts receivable	4,144	15,440
Fuel, materials and supplies	(1,290)	(4,721)
Income taxes receivable or payable	10,338	18,692
Financial transmission rights	1,817	3,134
Accounts payable and accrued expenses	(15,315)	(12,343)
Accrued real estate and personal property taxes	5,635	4,614
Accrued interest	1,016	9,660
Accrued pension and other postretirement benefits	(31,181)	(10,135)
Short-term and long-term regulatory assets and liabilities	6,503	6,588
Prepaids and other current assets	(4,592)	(6,971)
Other - net	1,165	(3,306)
Net cash provided by operating activities	58,487	88,276
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(47,452)	(64,298)
Project development costs	(161)	(333)
Cost of removal, net of salvage	(4,378)	(2,656)
Other	(86)	(395)
Net cash used in investing activities	(52,077)	(67,682)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	44,000	25,000
Short-term debt repayments	(27,000)	(15,000)
Dividends on common stock	(25,328)	(25,099)
Preferred dividends of subsidiary	(803)	(803)
Deferred financing costs paid	—	(107)
Payments for financed capital expenditures	(2,691)	(4,900)
Other	—	(228)
Net cash used in financing activities	(11,822)	(21,137)
Net change in cash and cash equivalents	(5,412)	(543)
Cash and cash equivalents at beginning of period	30,681	34,953
Cash and cash equivalents at end of period	$25,269	$34,410

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$21,582	$14,310
Non-cash investing activities:
Accruals for capital expenditures	$53,336	$21,983

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 490,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. IPL’s largest generating station, Petersburg, is coal-fired. The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, IPL operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a newly constructed 671 MW CCGT. IPL took operational control and commenced commercial operations of this CCGT in April 2018. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of March 31, 2018, IPL’s net electric generation capacity for winter is 2,996 MW and net summer capacity is 2,881 MW.

Principles of Consolidation

The accompanying Financial Statements include the accounts of IPALCO, IPL and Mid-America Capital Resources, Inc., a non-regulated wholly-owned subsidiary of IPALCO. All significant intercompany amounts have been eliminated. The accompanying Financial Statements are unaudited; however, they have been prepared in accordance with GAAP for interim financial information and in conjunction with the rules and regulations of the SEC. Accordingly, they do not include all of the disclosures required by GAAP for annual fiscal reporting periods. In the opinion of management, all adjustments of a normal recurring nature necessary for fair presentation have been included. The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, the operating revenues and associated operating expenses are not generated evenly by month during the year. These unaudited Financial Statements have been prepared in accordance with the accounting policies described in IPALCO’s 2017 Form 10-K and should be read in conjunction therewith.

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

Reclassifications

Certain immaterial amounts from prior periods have been reclassified to conform to the current year presentation.

New Accounting Pronouncements Adopted in 2018

The following table provides a brief description of recent accounting pronouncements that had an impact on the Company’s Financial Statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on the Company’s Financial Statements.

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard changes the presentation of non-service costs associated with defined benefit plans and updates the guidance so that only the service cost component will be eligible for capitalization. Transition method: Retrospective for presentation of non-service cost expense. Prospective for the change in capitalization.
January 1, 2018
The adoption of this standard resulted in a $(0.4) million reclassification of non-service pension costs (credits) from Other operating expenses to Miscellaneous income and (deductions) - net for the three months ended March 31, 2017.

2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-10, 2017-13, Revenue from Contracts with Customers (Topic 606)	See discussion of the ASUs below.	January 1, 2018	See impact upon adoption of the standard below.

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers”, and its subsequent corresponding updates (“ASC 606”). Under this standard, an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applied the modified retrospective method of adoption to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under the previous revenue recognition standard. For contracts that were modified before January 1, 2018, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price.

There was no cumulative effect to our January 1, 2018 Condensed Consolidated Balance Sheet resulting from the adoption of ASC 606.

New Accounting Pronouncements Issued But Not Yet Effective

The following table provides a brief description of recent accounting pronouncements that could have a material impact on the Company’s Financial Statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on the Company’s Financial Statements.

New Accounting Standards Issued But Not Yet Effective
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	This standard shortens the period of amortization for the premium on certain callable debt securities to the earliest call date. Transition method: modified retrospective.	January 1, 2019. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
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

ASU 2016-02 and its subsequent corresponding updates require lessees to recognize assets and liabilities for most leases but recognize expenses in a manner similar to the current accounting methods. For lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance also eliminates the current real estate-specific provisions.

The standard must be adopted using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements (i.e., January 1, 2017). The FASB proposed amending the standard to give another option for transition. The proposed transition method would allow entities to not apply the new lease standard in the comparative periods presented in their financial statements in the year of adoption. Under the proposed transition method, the entity would apply the transition provisions on January 1, 2019 (i.e., the effective date). At transition, lessees and lessors are permitted to make an election to apply a package of practical expedients that allow them not to reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) whether initial direct costs for any expired or existing leases qualify for capitalization under ASC 842. These three practical expedients must be elected as a package and must be consistently applied to all leases. Furthermore, entities are also permitted to make an election to use hindsight when determining lease term and lessees can elect to use hindsight when assessing the impairment of right-of-use assets.

The Company has established a task force focused on the identification of contracts that would be under the scope of the new standard and on the assessment and measurement of the right-of-use asset and related liability. Additionally, the implementation team has been working on the configuration of a lease accounting system that will support the implementation and the subsequent accounting. The implementation team is in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard.

As the Company has preliminarily concluded that at transition it would be using the package of practical expedients, the main impact expected as of the effective date is the recognition of the right to use asset and the related liability in the financial statements for all those contracts that contain a lease and for which the Company is the lessee. However, income statement presentation and the expense recognition pattern will not change.

Under ASC 842, it is expected that fewer contracts will contain a lease. However, due to the elimination of today's real estate-specific guidance and changes to certain lessor classification criteria, more leases will qualify as sales-type leases and direct financing leases. Under these two models, a lessor will derecognize the asset and will recognize a lease receivable. According to ASC 842, the lease receivable does not include variable payments that depend on the use of the asset (e.g. MWh produced by a facility). Therefore, the lease receivable could be lower than the carrying amount of the underlying asset at lease commencement. In such circumstances, the difference between the initially recognized lease receivable and the carrying amount of the underlying asset is recognized as a selling loss at lease commencement. The Company is assessing situations for which this guidance would apply.

2. REGULATORY MATTERS

Basic Rates and Charges

In May 2014, IPL received an order from the IURC granting approval to build a 644 to 685 MW CCGT at Eagle Valley. The costs to build and operate the CCGT, other than fuel costs, will not be recoverable by IPL through rates until the conclusion of a base rate case proceeding with the IURC after construction is completed.

IPL filed a petition with the IURC on December 21, 2017, for authority to increase its basic rates and charges to coincide with the completion of the CCGT in the first half of 2018. IPL’s proposed revenue increase was $124.5 million annually, or 9.1%. On February 16, 2018, IPL filed an update to such petition to reflect the federal income tax law changes passed, which reduced the revenue increase IPL is seeking to $96.7 million, or 7.1%. We expect an order on this proceeding to be issued by the IURC by the first quarter of 2019.

DSM

On February 7, 2018, the IURC approved a settlement agreement establishing a new three year DSM plan for IPL through 2020. The approval included cost recovery of programs as well as performance incentives, depending on the level of success of the programs. The order also approved recovery of lost revenues, consistent with the provisions of the settlement agreement.

Taxes

On January 3, 2018, the IURC opened a generic investigation to review and consider the impacts from the TCJA and how any resulting benefits should be realized by customers. The IURC’s order opening this investigation directed Indiana utilities to apply regulatory accounting treatment, such as the use of regulatory assets and regulatory liabilities, for all estimated impacts resulting from the TCJA. On February 16, 2018, the IURC issued an order establishing two phases of the investigation. The first phase (“Phase I”) directs respondent utilities (including IPL) to make a filing to remove from respondents’ rates and charges for service, the impact of a lower federal income tax rate. The second phase (“Phase II”) was established to address remaining issues from the TCJA, including treatment of deferred taxes and how these benefits will be realized by customers. On March 5, 2018, IPL filed a motion to be dismissed from the generic investigation and to address these matters in its pending general rate case. The IURC approved IPL’s request with regard to Phase II issues, but denied the request for Phase I. On March 26, 2018, IPL complied with Phase I by filing a request for a subdocket to address the issues in Phase I of the investigation. The subdocket was granted on April 13, 2018, and IPL’s case-in-chief was filed on April 23, 2018. The ultimate result of these issues cannot be determined at this time, although it could be material.

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

As of March 31, 2018 and December 31, 2017, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets – see Note 6, “Benefit Plans”) were considered Level 3, based on the above fair value hierarchy. These primarily consisted of FTRs, which are used to offset MISO congestion charges. Because the benefit associated with FTRs is a flow-through to IPL’s customers, IPL records a regulatory liability matching the value of the FTRs. These financial assets and liabilities were not material to the Financial Statements in the periods covered by this report, individually or in the aggregate.

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

Non-Recurring Fair Value Measurements

ASC 410 “Asset Retirement and Environmental Obligations” addresses financial accounting and reporting for legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and/or normal operation. A legal obligation for purposes of ASC 410 is an obligation that a party is required to settle as a result of an existing law, statute, ordinance, written or oral contract or the doctrine of promissory estoppel. IPL’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. We use the cost approach to determine the fair value of IPL’s ARO liabilities, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. These inputs to the fair value of the ARO liabilities would be considered Level 3 inputs under the fair value hierarchy. As of March 31, 2018 and December 31, 2017, ARO liabilities were $79.5 million and $79.5 million, respectively.

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	March 31, 2018		December 31, 2017
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,418,800	$2,576,300	$2,418,800	$2,655,000
Variable-rate	255,000	255,000	238,000	238,000
Total indebtedness	$2,673,800	$2,831,300	$2,656,800	$2,893,000

The difference between the face value and the carrying value of this indebtedness represents the following:

•	unamortized deferred financing costs of $22.8 million and $24.4 million at March 31, 2018 and December 31, 2017, respectively; and

•	unamortized discounts of $6.8 million and $6.9 million at March 31, 2018 and December 31, 2017, respectively.

4. DEBT

Long-Term Debt

The following table presents our long-term debt:

		March 31,	December 31,
Series	Due	2018	2017
		(In Thousands)
IPL first mortgage bonds:
3.875% (1)	August 2021	$55,000	$55,000
3.875% (1)	August 2021	40,000	40,000
3.125% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
Unamortized discount – net		(6,321)	(6,353)
Deferred financing costs		(16,039)	(16,168)
Total IPL first mortgage bonds		1,586,440	1,586,279
IPL unsecured debt:
Variable (2)	December 2020	30,000	30,000
Variable (2)	December 2020	60,000	60,000
Deferred financing costs		(315)	(344)
Total IPL unsecured debt		89,685	89,656
Total Long-term Debt – IPL		1,676,125	1,675,935
Long-term Debt – IPALCO:
3.45% Senior Secured Notes	July 2020	405,000	405,000
3.70% Senior Secured Notes	September 2024	405,000	405,000
Unamortized discount – net		(506)	(534)
Deferred financing costs		(6,427)	(7,863)
Total Long-term Debt – IPALCO		803,067	801,603
Total Consolidated IPALCO Long-term Debt		$2,479,192	$2,477,538

(1)	First mortgage bonds issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.

(2)
Unsecured notes issued to the Indiana Finance Authority by IPL to facilitate the loan of proceeds from various tax-exempt notes issued by the Indiana Finance Authority. These notes were issued in two series: $30 million Series 2015A notes and $60 million 2015B notes. The notes have a final maturity date of December 2038, but are subject to a mandatory put in December 2020.

IPALCO’s Senior Secured Notes

On November 13, 2017, IPALCO filed with the SEC a registration statement on Form S-4 with respect to an exchange of registered notes for its previously unregistered 2024 IPALCO Notes. This registration statement was declared effective on December 5, 2017, and the exchange offer was completed on January 12, 2018.

Line of Credit

As of March 31, 2018 and December 31, 2017, IPL had $165.0 million and $148.0 million in outstanding borrowings on the committed line of credit, respectively.

5. INCOME TAXES

U.S. Tax Reform

On December 22, 2017, the U.S. federal government enacted the TCJA. The TCJA significantly changes U.S. corporate income tax law. Notable items impacting the effective tax rate for the 2018 tax year related to the TCJA include a rate reduction in the corporate tax rate to 21% from 35% and an increase in the estimated flow-through depreciation partially offset by the repeal of the manufacturer’s production deduction.

Effective Tax Rate

IPALCO’s effective combined state and federal income tax rate was 18.3% for the three months ended March 31, 2018, as compared to 31.8% for the three months ended March 31, 2017. The decrease in the effective tax rate versus the comparable period was primarily due to the impact of the TCJA (as explained above).

6. BENEFIT PLANS

The following table (in thousands) presents information for the three months ended March 31, 2018, relating to the Pension Plans:

Net unfunded status of plans:
Net unfunded status at December 31, 2017, before tax adjustments	$(43,161)
Net benefit cost components reflected in net unfunded status during first quarter:
Service cost	(2,113)
Interest cost	(6,305)
Expected return on assets	10,200
Curtailment(1)	(449)
Employer contributions	30,000
Net unfunded status at March 31, 2018, before tax adjustments	$(11,828)

Regulatory assets related to pensions(2):
Regulatory assets at December 31, 2017, before tax adjustments	$211,125
Amount reclassified through net benefit cost:
Amortization of prior service cost	(959)
Amortization of net actuarial loss	(2,851)
Curtailment(1)	(781)
Regulatory assets at March 31, 2018, before tax adjustments	$206,534

(1)	As a result of the recently announced AES restructuring, we recognized a plan curtailment of $1.2 million for the three months ended March 31, 2018.

(2)
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

Pension Expense

The following table presents net periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended,
	March 31,
	2018	2017
	(In Thousands)
Components of net periodic benefit cost:
Service cost	$2,113	$1,836
Interest cost	6,305	6,327
Expected return on plan assets	(10,200)	(11,167)
Amortization of prior service cost	959	1,060
Amortization of actuarial loss	2,851	3,300
Curtailments and settlements(1)	1,230	146
Net periodic benefit cost	$3,258	$1,502

(1)
As a result of the recently announced AES restructuring, we recognized a plan curtailment of $1.2 million for the three months ended March 31, 2018. The settlement loss of $0.1 million for the three months ended March 31, 2017 was the result of a lump sum distribution paid out of the Supplemental Retirement Plan.

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $7.1 million and $7.0 million at March 31, 2018 and December 31, 2017, respectively, were not material to the Financial Statements in the periods covered by this report.

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

8. BUSINESS SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other nonutility business activities aggregated separately. The “All Other” nonutility category primarily includes the 2020 IPALCO Notes and the 2024 IPALCO Notes; approximately $4.6 million and $18.3 million of cash and cash equivalents as of March 31, 2018 and December 31, 2017, respectively; long-term investments of $4.0 million and $5.1 million at March 31, 2018 and December 31, 2017, respectively; and income taxes and interest related to those items. All other assets represented less than 1% of IPALCO’s total assets as of March 31, 2018 and December 31, 2017. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies. Intersegment sales, if any, are generally based on prices that reflect the current market conditions.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Utility	All Other	Total	Utility	All Other	Total
Operating revenues	$354,504	$—	$354,504	$336,909	$—	$336,909
Income taxes	$9,056	$(2,011)	$7,045	$15,724	$(3,541)	$12,183
Interest and other charges - net	$16,068	$7,700	$23,768	$16,073	$9,010	$25,083
Net income	$38,108	$(5,805)	$32,303	$32,270	$(5,274)	$26,996

	As of March 31, 2018			As of December 31, 2017
	Utility	All Other	Total	Utility	All Other	Total
Total assets	$4,733,584	$8,507	$4,742,091	$4,719,547	$21,014	$4,740,561

9. REVENUE

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities.

Retail revenues - IPL energy sales to utility customers are based on the reading of meters at the customer’s location that occurs on a systematic basis throughout the month. IPL sells electricity directly to end-users, such as homes and businesses, and bills customers directly. Retail revenues have a single performance obligation, as the promise to transfer energy and other distribution and/or transmission services are not separately identifiable from other promises in the contracts and, therefore, are not distinct. Additionally, as the performance obligation is satisfied over time as energy is delivered, and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series.

In exchange for the exclusive right to sell or distribute electricity in our service area, IPL is subject to rate regulation by federal and state regulators. This regulation sets the framework for the prices (“tariffs”) that IPL is allowed to charge customers for electric services. Since tariffs are approved by the regulator, the price that IPL has the right to bill corresponds directly with the value to the customer of IPL’s performance completed in each period. Therefore, revenue under these contracts is recognized using an output method measured by the MWhs delivered each month at the approved tariff. Customer payments are typically due on a monthly basis.

Wholesale revenues - Power produced at the generation stations in excess of our retail load is required to be sold into the MISO market at either the day-ahead or real time hourly market price, and these sales are classified as wholesale revenues. We sell to and purchase power from MISO, and such sales and purchases are settled and accounted for on a net hourly basis.

In the MISO market, wholesale revenue is recorded at the spot price based on the quantities of MWh delivered in each day or hour during each month. As a member of MISO, we are obligated to declare the availability of our energy production into the wholesale energy market, but we are not obligated to commit our previously declared availability. As such, contract terms end as the energy for each day is delivered to the market in the case of the day-ahead market and for each hour in the case of the real-time market.

Miscellaneous revenues - Miscellaneous revenues are mainly comprised of MISO transmission revenues. MISO transmission revenues are earned when IPL’s power lines are used in transmission of energy by power producers other than IPL. As IPL owns and operates transmission lines in central Indiana, demand charges collected from network customers by MISO are allocated to the appropriate transmission owners (including IPL) and recognized as transmission revenues.

Transmission revenues have a single performance obligation, as transmission services represent a distinct service. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The price that the transmission operator has the right to bill corresponds directly with the value to the customer of IPL’s performance completed in each period as the price paid is the transmission operators allocation of the tariff rate (as approved by the regulator) charged to network participants.

IPL’s revenue from contracts with customers was $352.3 million for the three months ended March 31, 2018. The following table presents our revenue from contracts with customers and other revenue during the three months ended March 31, 2018 (in thousands):

Utility
Retail Revenues
Retail revenue from contracts with customers	$348,500
Other retail revenues (1)	919
Wholesale Revenues	1,510
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	2,243
Other miscellaneous revenues (2)	1,332
Total Revenues	$354,504

(1) Other retail revenue represents alternative revenue programs not accounted for under ASC 606
(2) Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers are $152.9 million and $155.7 million as of March 31, 2018 and January 1, 2018, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

The Company has elected to apply the optional disclosure exemptions under ASC 606. Therefore, the Company has not included disclosure pertaining to revenue expected to be recognized in any future year related to remaining performance obligations, as we exclude contracts with an original length of one year or less, contracts for which we recognize revenue based on the amount we have the right to invoice for services performed, and contracts with variable consideration allocated entirely to a wholly unsatisfied performance obligation when the consideration relates specifically to our efforts to satisfy the performance obligation and depicts the amount to which we expect to be entitled.

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

Comparison of three months ended March 31, 2018 and three months ended March 31, 2017

Utility Operating Revenues

Utility operating revenues during the three months ended March 31, 2018 increased by $17.6 million compared to the same period in 2017, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	March 31,				Percentage
	2018	2017		Change	Change
Utility operating revenues:
Retail revenues	$349,419	$330,904	(1)	$18,515	5.6%
Wholesale revenues	1,510	2,572		(1,062)	(41.3)%
Miscellaneous revenues	3,575	3,433	(1)	142	4.1%
Total utility operating revenues	$354,504	$336,909		$17,595	5.2%

(1) Prior period amounts have been reclassified to conform to the current year presentation

Heating degree days:
Actual	2,795	2,204		591	26.8%
30-year average	2,773	2,780

The increase in retail revenues of $18.5 million was primarily due to an 8% increase in the volume of kWh sold ($17.6 million) and a slight net increase in the weighted average price per kWh sold ($0.9 million). The $17.6 million increase in the volume of kWh sold was primarily due to favorable weather in our service territory during the first quarter of 2018 versus the comparable period (as demonstrated by the 27% increase in heating degree days, as shown above). The $0.9 million increase in the weighted average price of retail kWh sold was primarily due to: (i) a $5.6 million increase in environmental rate adjustment mechanism revenues, (ii) a $5.5 million increase in fuel revenues, (iii) a $3.6 million increase in DSM program rate adjustment mechanism revenues and (iv) a $2.4 million increase in billings for the MISO, Capacity and Off System Sales riders; offset by (v) a $6.6 million decrease due to the deferral of revenue as a regulatory liability to adjust for the impacts of the TCJA on customer rates and charges for service in 2018 and (vi) unfavorable block rate and other retail rate variances of $9.6 million. The unfavorable block rate variances are mostly attributed to our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases.

The decrease in wholesale revenues of $1.1 million was primarily due to a 45% decrease in the quantity of kWh sold primarily due to decreased unit availability as a result of increased outages and increased retail demand. We made 47.3 million kWh in wholesale sales during the first quarter of 2018 compared to 85.6 million kWh during the first quarter of 2017. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability. Currently, 50% of IPL’s wholesale margins above and below an established annual benchmark of $6.3 million are shared with our retail customers through a rate rider.

Utility Operating Expenses

The following table illustrates our primary operating expense changes from the three months ended March 31, 2017 to the three months ended March 31, 2018 (dollars in millions):

Operating expenses for the three months ended March 31, 2017	$295.0
Increase in power purchased	7.2
Decrease in income taxes - net	(6.9)
Increase in maintenance expenses	3.5
Decrease in fuel costs	(2.9)
Increase in depreciation and amortization costs	2.8
Increase in DSM program costs	1.9
Increase in taxes other than income taxes	1.5
Increase in non-purchased power MISO costs	1.4
Other miscellaneous variances - individually immaterial	0.4
Operating expenses for the three months ended March 31, 2018	$303.9

The $7.2 million increase in purchased power costs was primarily due to (i) a 21% increase in the volume of power purchased during the period ($8.4 million) and (ii) a $1.3 million increase in the market price of purchased power; partially offset by (iii) a $2.9 million decrease in deferred purchased power costs. The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the fact that at times it is less expensive to buy power in the market than to produce it. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day in which power is purchased. We are generally permitted to defer and recover underestimated purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into fuel expense in the same period that our rates are adjusted to reflect these variances.

The $6.9 million decrease in income taxes - net was primarily due to the decrease in the federal corporate income tax rate to 21% from 35% as a result of the TCJA signed into law in December 2017; partially offset by the tax effect of the increase in pre-tax net operating income versus the comparable period.

Maintenance expenses increased $3.5 million versus the comparable period primarily due to the timing and duration of outages (including a 58-day scheduled outage at our 415 MW Petersburg Generating Station Unit 2 that was in progress during the first quarter of 2018 and a 51-day outage at our 230 MW Petersburg Generating Station Unit 1 that was in progress during the first quarter of 2017).

The $2.9 million decrease in fuel costs was primarily due to (i) a $9.8 million decrease in deferred fuel costs; partially offset by (ii) a $4.4 million increase in the quantity of fuel consumed versus the comparable period and (iii) a $2.5 million increase due to the higher price of natural gas we consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

The increase in depreciation and amortization costs of $2.8 million is primarily related to the impact of additional assets placed in service.

The increase in DSM program costs of $1.9 million, which are included in “Other operating expenses” on our Unaudited Condensed Consolidated Statements of Operations and are recoverable through customer rates, is correlated to an increase in DSM program rate adjustment mechanism retail revenues as a result of timing differences in spending patterns.

The increase in taxes other than income taxes of $1.5 million is mostly due to an increase in property tax expenses of $1.0 million as a result of an increase in the assessed property tax value as well as a slight increase in property tax rates.

MISO non-purchased power costs (which are primarily transmission related expenses) increased $1.4 million.

Other Income and Deductions

Other income and deductions decreased $4.7 million, from income of $10.2 million for the three months ended March 31, 2017, to income of $5.5 million for the same period in 2018, reflecting a 46% decrease. This decrease was primarily due to (i) a decrease in the income tax benefit of $1.7 million, which was primarily due to the change in pretax nonoperating income during the comparable periods, (ii) a $1.3 million decrease in the allowance for equity funds used during construction as a result of decreased construction activity and (iii) a $1.2 million one-time pension curtailment charge recorded in March of 2018.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2018 and beyond, we expect that our financial results will be driven primarily by retail demand, weather, generating unit availability, outage costs and, to a lesser extent, wholesale and capacity prices. In addition, IPL’s financial results will likely be driven by many other factors including, but not limited to, the following:

•	rate case outcomes;

•	the timely completion of major construction projects (primarily the Eagle Valley CCGT) and recovery of capital expenditures through base rate growth; and

•	the passage of new legislation, implementation of regulations or other changes in regulation.

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if commodities move unfavorably, then these adverse factors (or other adverse factors unknown to us) may impact our operating margin, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see “Item 1. Business” and “Item 1A. Risk Factors” as described in IPALCO’s 2017 Form 10-K.

Regulatory and Environmental

Please see Note 2, “Regulatory Matters” to the Financial Statements for an update on regulatory matters. We also are subject to numerous environmental laws and regulations in the jurisdictions in which we operate. We face certain risks and uncertainties related to these environmental laws and regulations, including existing and potential GHG legislation or regulations, and actual or potential laws and regulations pertaining to water discharges, waste management (including disposal or beneficial reuse of CCR) and certain air emissions, such as SO2, NOx, particulate matter and mercury. Such risks and uncertainties could result in increased capital expenditures or other compliance costs which could have a material adverse effect on our consolidated results of operations. Please see Note 7, “Commitments and Contingencies” to the Financial Statements for a description of certain environmental matters. In addition, the following discussion of the impact of environmental laws and regulations on the Company updates the discussion provided in “Item 1. Business - Regulatory Matters” and “Item 1. Business - Environmental Matters” in IPALCO’s 2017 Form 10-K.

The DOE issued a Notice of Proposed Rule Making on September 29, 2017, which directed the FERC to exercise its authority to set just and reasonable rates that recognize the “resiliency” value provided by generation plants with certain characteristics, including having 90-days or more of on-site fuel and operating in markets where they do not receive rate base treatment through state ratemaking. On January 8, 2018, the FERC terminated this proceeding and established a new one soliciting comments from the RTOs regarding resiliency. RTO responses were submitted on March 9, 2018, but the timing and outcome of this proceeding, including effects on wholesale energy markets, remain uncertain.

Waste Management and CCR

The EPA’s final CCR rule became effective on October 19, 2015. Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR surface impoundments (ash ponds), including location restrictions, design and operating criteria, groundwater-monitoring and corrective action, and closure requirements and post closure care. In addition, the results of required groundwater monitoring data could require corrective actions to be taken. On September 13, 2017, EPA indicated that it would reconsider certain provisions of the CCR Rule in response to two petitions it received to reconsider the final rule. On November 7, 2017, EPA requested that legal challenges be held in abeyance and certain provisions of the rule be remanded without vacatur. On March 15, 2018, EPA published proposed amendments to the CCR Rule. We are currently reviewing the proposal, which was open to public comment until April 30, 2018. EPA stated this proposal is the first of two amendments to the CCR rule, the second to be released later in 2018. The CCR rule, the current or future proposed amendments to the CCR rule, the results of groundwa ter monitoring data, or the outcome of CCR litigation could have a material impact on our business, financial condition or results of operations.

The existing ash ponds at Petersburg did not meet certain structural stability requirements set forth in the CCR rule. As such,
IPL would have been required to cease use of the ash ponds by April 17, 2017. However, IDEM has granted IPL a variance extending that deadline to November 1, 2018 for a portion of the ash pond system.

NAAQS

On March 12, 2018, the state of New York submitted a petition to the EPA pursuant to Section 126 of the CAA requesting new limitations on NOx emissions from dozens of upwind generating stations, including IPL Petersburg, Harding Street, and Eagle Valley on the basis that they are contributing significantly to New York’s ability to meet the 2008 ozone NAAQS. If this petition is granted, our units could be subject to additional requirements. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of March 31, 2018, we had unrestricted cash and cash equivalents of $25.3 million and available borrowing capacity of $85.0 million under our $250 million unsecured revolving credit facility after accounting for outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 27, 2018. In December 2015, we received an order from the IURC granting us authority through December 31, 2018 to, among other things, issue up to $650 million in aggregate principal amount of long-term debt and refinance up to $196.5 million in existing indebtedness. As of March 31, 2018, we have $106.5 million of total debt issuance authority remaining under this order. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250 million remains available under the order as of March 31, 2018. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of March 31, 2018. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

We believe that existing cash balances, cash generated from operating activities, and borrowing capacity on our committed credit facility will be adequate for the foreseeable future to meet anticipated operating expenses, interest expense on outstanding indebtedness, recurring capital expenditures, and to pay dividends to AES U.S. Investments and CDPQ. Sources for principal payments on outstanding indebtedness and nonrecurring capital expenditures are expected to be obtained from: (i) existing cash balances; (ii) cash generated from operating activities; (iii) borrowing capacity on our committed credit facility; and (iv) additional debt financing. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Three months ended March 31,
	2018	2017	$ Change

Net cash provided by operating activities	$58,487	$88,276	$(29,789)
Net cash used in investing activities	(52,077)	(67,682)	15,605
Net cash used in financing activities	(11,822)	(21,137)	9,315
Net change in cash and cash equivalents	(5,412)	(543)	(4,869)
Cash and cash equivalents at beginning of period	30,681	34,953	(4,272)
Cash and cash equivalents at end of period	$25,269	$34,410	$(9,141)

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Three months ended March 31,
	2018	2017	$ Change

Net income	$32,303	$26,996	$5,307
Depreciation and amortization	55,324	52,485	2,839
Amortization of debt premium	1,015	1,077	(62)
Deferred income taxes and investment tax credit adjustments	(3,293)	(6,509)	3,216
Allowance for equity funds used during construction	(5,102)	(6,425)	1,323
Net income, adjusted for non-cash items	80,247	67,624	12,623
Net change in operating assets and liabilities	(21,760)	20,652	(42,412)
Net cash provided by operating activities	$58,487	$88,276	$(29,789)

The net change in operating assets and liabilities for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was driven by changes in the following (in thousands):

Decrease from accrued pension and other postretirement benefits due to higher employer contributions	$(21,046)
Decrease from accounts receivable due to lower collections	(11,296)
Decrease from income taxes receivable or payable due to lower income tax expense	(8,354)
Decrease from accrued interest due to higher interest payments	(8,644)
Increase from fuel, materials and supplies due to lower coal purchases	3,431
Other - net	3,497
Net change in operating assets and liabilities	$(42,412)

Investing Activities

During the three months ended March 31, 2018, net cash used in investing activities was primarily related to capital expenditures of $50.1 million (which includes $2.7 million of payments for financed capital expenditures).

During the three months ended March 31, 2017, net cash used in investing activities was primarily related to capital expenditures of $69.2 million (which includes $4.9 million of payments for financed capital expenditures).

Financing Activities

During the three months ended March 31, 2018, net cash used in financing activities primarily relates to dividends to shareholders of $25.3 million; partially offset by net borrowings of $17.0 million.

During the three months ended March 31, 2017, net cash used in financing activities primarily relates to dividends to shareholders of $25.1 million; partially offset by net borrowings of $10.0 million.

Capital Requirements

Capital Expenditures

Our construction program is composed of capital expenditures necessary for prudent utility operations and compliance with environmental laws and regulations, along with discretionary investments designed to replace aging equipment or improve overall performance. Construction expenditures during the first three months of 2018 and 2017 were financed primarily with internally generated cash provided by operations and borrowings on our credit facility.

Our capital expenditure program, including development and permitting costs, for the three-year period from 2018 through 2020 is currently estimated to cost approximately $614 million (excluding environmental compliance and replacement generation costs). It includes approximately $330 million for additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities. The capital expenditure program also includes approximately $194 million for power plant-related projects and $90 million for other miscellaneous equipment.

IPL also plans to spend a total of $655 million (of which $626 million has been expended through March 31, 2018) on replacement generation costs through 2018 as a result of the retirement of existing facilities not equipped with advanced environmental control technologies required to comply with existing and expected regulations. The balance of $29 million is projected to be expended in 2018. Please see “Item 1. Business - Environmental Matters - Unit Retirements and Replacement Generation” as described in IPALCO’s 2017 Form 10-K for more details.

Other environmental expenditures include costs for compliance with the NPDES permit program under the CWA. The costs for NPDES at our Petersburg station for 2018 are expected to be $13 million. IPL plans to spend a total of $224 million for this project (of which $213 million has been expended through March 31, 2018). The remaining costs are projected to be expended in 2018. Please see “Item 1. Business - Environmental Matters - Environmental Wastewater Requirements” as described in IPALCO’s 2017 Form 10-K for more details.

IPL also has projects underway related to environmental compliance for CCR and NAAQS SO2. The costs for these projects in the 2018 through 2020 forecast are expected to be $23 million. IPL plans to spend a total of $76 million for these projects (of which $60 million has been expended through March 31, 2018). Please see “Item 1. Business - Environmental Matters - Waste Management and CCR” and “Item 1. Business - Environmental Matters - NAAQS” as described in IPALCO’s 2017 Form 10-K for more details.

Other environmental capital spending for the period 2018 through 2020 includes spending for studies related to cooling water intake requirements in sections 316(a) and 316(b) of the CWA, NAAQS Ozone and Office of Surface Mining totaling $68 million. Please see “Item 1. Business - Environmental Matters - Cooling Water Intake Regulations” as described in IPALCO’s 2017 Form 10-K for more details.

Credit Ratings

Our ability to borrow money or to refinance existing indebtedness and the interest rates at which we can borrow money or refinance existing indebtedness are affected by our credit ratings. In addition, the applicable interest rates on IPL’s $250 million unsecured revolving credit facility and other unsecured notes (as well as the amount of certain other fees in the Credit Agreement) are dependent upon the credit ratings of IPL. Downgrades in the credit ratings of AES could result in IPL’s and/or IPALCO’s credit ratings being downgraded. Any reduction in our debt or credit ratings may adversely affect the trading price of our outstanding debt securities.

The following table presents the debt ratings and credit ratings (issuer/corporate rating) and outlook for IPALCO and IPL, along with the dates each rating was effective or affirmed.

Debt ratings	IPALCO	IPL	Outlook	Effective or Affirmed
Fitch Ratings	BB+ (a)	BBB+ (b)	Positive	December 2017
Moody’s Investors Service	Baa3 (a)	A2 (b)	Stable	October 2016
S&P Global Ratings	BBB- (a)	A- (b)	Stable	March 2018

Credit ratings	IPALCO	IPL	Outlook	Effective or Affirmed
Fitch Ratings	BB+	BBB-	Positive	December 2017
Moody’s Investors Service	—	Baa1	Stable	October 2016
S&P Global Ratings	BBB	BBB	Stable	March 2018

(a)	Ratings relate to IPALCO’s Senior Secured Notes

(b)	Ratings relate to IPL’s Senior Secured Bonds.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first three months of 2018 and 2017, IPALCO paid $25.3 million and $25.1 million, respectively, in dividends to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s Board of Directors deems relevant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in the 2017 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer “CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2018, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Please see Note 2, “Regulatory Matters” and Note 7, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2017, and the Notes to the Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information included in, or incorporated by reference into, this Item 1 to Part II should be read in conjunction with such Form 10-K and Form 10-Q.

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors as previously disclosed in the 2017 Form 10-K.

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

IPALCO ENTERPRISES, INC.

Date:	May 8, 2018	/s/ Gustavo Pimenta
Gustavo Pimenta
Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2018	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(Principal Accounting Officer)