Form 10-Q
period 2018-06-30
IPALCO ENTERPRISES, INC.
filed 2018-08-07
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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

At August 6, 2018, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended June 30, 2018

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

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

•	growth in our service territory and changes in demand and demographic patterns;

•	impacts of weather on retail sales and wholesale prices;

•	impacts of renewable energy generation, natural gas prices and other market factors on wholesale prices;

•	weather-related damage to our electrical system;

•	fuel, commodity and other input costs;

•	performance of our suppliers;

•	generating unit availability and capacity;

•	transmission and distribution system reliability and capacity, including natural gas pipeline system and supply constraints;

•	purchased power costs and availability;

•	availability and price of capacity;

•	regulatory action, including, but not limited to, the review of our basic rates and charges by the IURC;

•	federal and state legislation and regulations;

•	changes in our credit ratings or the credit ratings of AES;

•	fluctuations in the value of pension plan assets, fluctuations in pension plan expenses and our ability to fund defined benefit pension plans;

•	changes in financial or regulatory accounting policies;

•	environmental matters, including costs of compliance with current and future environmental laws and requirements;

•	interest rates, inflation rates and other costs of capital;

•	the availability of capital;

•	the ability of subsidiaries to pay dividends or distributions to IPALCO;

•	level of creditworthiness of counterparties to contracts and transactions;

•	labor strikes or other workforce factors, including the ability to attract and retain key personnel;

•	facility or equipment maintenance, repairs and capital expenditures;

•	significant delays or unanticipated cost increases associated with construction projects;

•	the availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material;

•	local economic conditions;

•	cyber attacks and information security breaches;

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

UTILITY OPERATING REVENUES	$359,678	$321,825	$714,182	$658,734

UTILITY OPERATING EXPENSES:
Fuel	93,979	62,725	161,836	133,460
Other operating expenses	66,059	61,939	134,242	126,399
Power purchased	36,119	47,567	92,313	96,588
Maintenance	37,841	36,299	71,339	66,326
Depreciation and amortization	59,286	50,844	114,612	103,388
Taxes other than income taxes	15,483	9,562	29,255	21,836
Income taxes - net	6,986	14,187	16,082	30,140
Total utility operating expenses	315,753	283,123	619,679	578,137
UTILITY OPERATING INCOME	43,925	38,702	94,503	80,597

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	2,278	6,523	7,380	12,948
Miscellaneous income and (deductions) - net	(232)	355	(1,892)	344
Income tax benefit applicable to nonoperating income	1,055	3,414	3,106	7,184
Total other income and (deductions) - net	3,101	10,292	8,594	20,476

INTEREST AND OTHER CHARGES:
Interest on long-term debt	28,770	29,381	57,505	58,502
Other interest	491	430	949	797
Allowance for borrowed funds used during construction	(6,437)	(5,579)	(12,877)	(11,061)
Amortization of redemption premiums and expense on debt	956	1,083	1,971	2,160
Total interest and other charges - net	23,780	25,315	47,548	50,398
NET INCOME	23,246	23,679	55,549	50,675

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	804	804	1,607	1,607
NET INCOME APPLICABLE TO COMMON STOCK	$22,442	$22,875	$53,942	$49,068

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	June 30,	December 31,
	2018	2017
ASSETS
UTILITY PLANT:
Utility plant in service	$6,132,265	$5,385,053
Less accumulated depreciation	2,186,684	2,129,617
Utility plant in service - net	3,945,581	3,255,436
Construction work in progress	78,065	711,396
Spare parts inventory	13,734	13,157
Property held for future use	1,002	1,002
Utility plant - net	4,038,382	3,980,991
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	418	502
Intangible assets - net	18,154	16,036
Other long-term assets	4,349	6,185
Other assets - net	22,921	22,723
CURRENT ASSETS:
Cash and cash equivalents	13,544	30,681
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $2,953 and $2,830, respectively)	167,833	157,577
Fuel inventories - at average cost	28,703	32,393
Materials and supplies - at average cost	67,236	63,623
Regulatory assets	18,201	35,341
Prepayments and other current assets	29,395	34,094
Total current assets	324,912	353,709
DEFERRED DEBITS:
Regulatory assets	380,529	378,904
Miscellaneous	4,177	4,234
Total deferred debits	384,706	383,138
TOTAL	$4,770,921	$4,740,561
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholders' equity:
Paid in capital	$597,671	$597,467
Accumulated deficit	(22,516)	(25,191)
Total common shareholders' equity	575,155	572,276
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt (Note 4)	2,479,319	2,477,538
Total capitalization	3,114,258	3,109,598
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 4)	125,000	148,000
Accounts payable	121,265	125,297
Accrued expenses	18,965	27,926
Accrued real estate and personal property taxes	21,583	18,145
Regulatory liabilities	14,570	2,532
Accrued income taxes	4,059	—
Accrued interest	34,079	34,332
Customer deposits	31,720	31,306
Other current liabilities	10,513	10,392
Total current liabilities	381,754	397,930
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	898,410	851,754
Deferred income taxes - net	242,738	245,257
Non-current income tax liability	4,633	4,651
Unamortized investment tax credit	499	954
Accrued pension and other postretirement benefits	17,257	50,070
Asset retirement obligations	110,896	79,535
Miscellaneous	476	812
Total deferred credits and other long-term liabilities	1,274,909	1,233,033
COMMITMENTS AND CONTINGENCIES (Note 7)
TOTAL	$4,770,921	$4,740,561

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATIONS:
Net income	$55,549	$50,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114,603	103,204
Amortization of deferred financing costs and debt premium	1,971	2,160
Deferred income taxes and investment tax credit adjustments - net	(11,140)	(11,749)
Allowance for equity funds used during construction	(7,380)	(12,948)
Change in certain assets and liabilities:
Accounts receivable	(10,256)	12,975
Fuel, materials and supplies	77	(2,210)
Income taxes receivable or payable	18,740	205
Financial transmission rights	(5,421)	(4,085)
Accounts payable and accrued expenses	(24,660)	(16,344)
Accrued real estate and personal property taxes	3,437	(1,335)
Accrued interest	(253)	143
Accrued pension and other postretirement benefits	(32,812)	(12,982)
Short-term and long-term regulatory assets and liabilities	71,777	14,527
Prepaids and other current assets	(4,562)	(711)
Other - net	1,965	(2,292)
Net cash provided by operating activities	171,635	119,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(97,132)	(118,099)
Project development costs	(365)	(753)
Cost of removal and regulatory recoverable ARO payments	(9,853)	(5,206)
Other	(894)	(1,166)
Net cash used in investing activities	(108,244)	(125,224)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	75,000	78,500
Short-term debt repayments	(98,000)	(20,000)
Dividends on common stock	(51,267)	(50,100)
Preferred dividends of subsidiary	(1,607)	(1,607)
Deferred financing costs paid	—	(108)
Payments for financed capital expenditures	(4,463)	(8,526)
Other	(191)	(227)
Net cash used in financing activities	(80,528)	(2,068)
Net change in cash and cash equivalents	(17,137)	(8,059)
Cash and cash equivalents at beginning of period	30,681	34,953
Cash and cash equivalents at end of period	$13,544	$26,894

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$45,578	$47,996
Income taxes	$5,000	$34,500
Non-cash investing activities:
Accruals for capital expenditures	$34,976	$21,453

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has approximately 490,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. IPL’s largest generating station, Petersburg, is coal-fired. The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, IPL operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a newly constructed 671 MW CCGT natural gas plant. IPL took operational control and commenced commercial operations of this CCGT plant in April 2018. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of June 30, 2018, IPL’s net electric generation capacity for winter is 3,667 MW and net summer capacity is 3,552 MW.

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

ARO

In June 2018, IPL recorded additional ARO liabilities of $32.4 million to reflect revisions to cash flow and timing estimates for accelerated ash pond closure dates and revised estimated closure costs after review of the proposed update to the CCR rule. The following is a reconciliation of the ARO legal liability for the six months ended June 30, 2018 (in thousands):

Balance as of January 1, 2018	$79,535
Revisions to cash flow and timing estimates	32,393
Liabilities settled	(3,124)
Accretion expense	2,092
Balance as of June 30, 2018	$110,896

New Accounting Pronouncements Adopted in 2018

The following table provides a brief description of recent accounting pronouncements that had an impact on the Company’s Financial Statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company’s Financial Statements.

New Accounting Standards Adopted
ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard changes the presentation of non-service costs associated with defined benefit plans and updates the guidance so that only the service cost component will be eligible for capitalization. Transition method: retrospective for presentation of non-service cost expense and prospective for the change in capitalization.
January 1, 2018
The adoption of this standard resulted in a $(1.0) million reclassification of non-service pension costs (credits) from Other operating expenses to Miscellaneous income and (deductions) - net for the six months ended June 30, 2017.

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

New Accounting Pronouncements Issued But Not Yet Effective

The following table provides a brief description of recent accounting pronouncements that could have a material impact on the Company’s Financial Statements once adopted. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on the Company’s Financial Statements.

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

As the Company has preliminarily concluded that at transition it would be using the package of practical expedients, the main impact expected as of the effective date is the recognition of the right-of-use asset and the related liability in the financial statements for all those contracts that contain a lease and for which the Company is the lessee. However, income statement presentation and the expense recognition pattern are not expected to change.

Under ASC 842, it is expected that fewer contracts will contain a lease. Under the new rules, all operating leases will be recorded as right-of-use assets with an off-setting lease liability.

2. REGULATORY MATTERS

Basic Rates and Charges

IPL filed a petition with the IURC on December 21, 2017, for authority to increase its basic rates and charges to coincide with the completion of the CCGT plant at Eagle Valley in the first half of 2018. IPL’s proposed revenue increase was $124.5 million annually, or 9.1%. On February 16, 2018, IPL filed an update to such petition to reflect the federal income tax law changes, which reduced the revenue increase IPL was seeking to $96.7 million, or 7.1%. On July 19, 2018, IPL filed an uncontested settlement agreement with the IURC which resolves all pending issues. The settlement agreement provides for an increase to annual revenues of $43.9 million, or 3.2%. The settlement agreement provides customers approximately $50 million in benefits, which include tax reform benefits to be flowed to customers over a two-year period via a rate adjustment mechanism. These benefits to date are recorded in long-term regulatory liabilities as of June 30, 2018. The settlement hearing is scheduled for August 9, 2018. IPL has requested the IURC enter an order approving the settlement agreement so that IPL may complete the compliance filing process and place new rates into effect December 5, 2018.

DSM

On February 7, 2018, the IURC approved a settlement agreement establishing a new three-year DSM plan for IPL through 2020. The approval included cost recovery of programs as well as performance incentives, depending on the level of success of the programs. The order also approved recovery of lost revenues, consistent with the provisions of the settlement agreement.

Taxes

On January 3, 2018, the IURC opened a generic investigation to review and consider the impacts from the TCJA and how any resulting benefits should be realized by customers. The IURC’s order opening this investigation directed Indiana utilities to apply regulatory accounting treatment, such as the use of regulatory assets and regulatory liabilities, for all estimated impacts resulting from the TCJA. On February 16, 2018, the IURC issued an order establishing two phases of the investigation. The first phase (“Phase I”) directs respondent utilities (including IPL) to make a filing to remove from respondents’ rates and charges for service, the impact of a lower federal income tax rate. The second phase (“Phase II”) was established to address remaining issues from the TCJA, including treatment of deferred taxes and how these benefits will be realized by customers. On March 5, 2018, IPL filed a motion to be dismissed from the generic investigation and to address these matters in its pending general rate case. The IURC approved IPL’s request with regard to Phase II issues, but denied the request for Phase I. On July 6, 2018, IPL entered into a settlement agreement with the parties to the proceeding to resolve the Phase I issues of the TCJA tax expense via a credit through the ECCRA filing of $9.5 million. The TCJA settlement agreement is subject to IURC approval. The hearing on the settlement commenced on August 6, 2018. The settlement agreement in the pending rate case resolves the Phase II and all other issues regarding the TCJA impact on IPL's rates.

3. FAIR VALUE

Fair Value Hierarchy

As of June 30, 2018 and December 31, 2017, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets – see Note 6, “Benefit Plans”) were considered Level 3, based on the fair value hierarchy. These primarily consisted of FTRs, which are used to offset MISO congestion charges. Because the benefit associated with FTRs is a flow-through to IPL’s customers, IPL records a regulatory liability matching the value of the FTRs. These financial assets and liabilities were not material to the Financial Statements in the periods covered by this report, individually or in the aggregate. See Note 5, “Regulatory Assets and Liabilities” in IPALCO’s 2017 Form 10-K for more information.

Non-Recurring Fair Value Measurements

IPL’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. We use the cost approach to determine the fair value of IPL’s ARO liabilities, which is estimated by discounting expected cash outflows to their present value using market based rates at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. These inputs to the fair value of the ARO liabilities would be considered Level 3 inputs under the fair value hierarchy. In June 2018, IPL recorded additional ARO liabilities of $32.4 million to reflect accelerated ash pond closure dates and revised estimated closure costs after review of the proposed update to the CCR rule. As of June 30, 2018 and December 31, 2017, ARO liabilities were $110.9 million and $79.5 million, respectively.

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	June 30, 2018		December 31, 2017
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,418,800	$2,546,237	$2,418,800	$2,655,000
Variable-rate	215,000	215,000	238,000	238,000
Total indebtedness	$2,633,800	$2,761,237	$2,656,800	$2,893,000

The difference between the face value and the carrying value of this indebtedness represents the following:

•	unamortized deferred financing costs of $22.7 million and $24.4 million at June 30, 2018 and December 31, 2017, respectively; and

•	unamortized discounts of $6.8 million and $6.9 million at June 30, 2018 and December 31, 2017, respectively.

4. DEBT

Long-Term Debt

The following table presents our long-term debt:

		June 30,	December 31,
Series	Due	2018	2017
		(In Thousands)
IPL first mortgage bonds:
3.875% (1)	August 2021	$55,000	$55,000
3.875% (1)	August 2021	40,000	40,000
3.125% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
Unamortized discount – net		(6,288)	(6,353)
Deferred financing costs		(15,911)	(16,168)
Total IPL first mortgage bonds		1,586,601	1,586,279
IPL unsecured debt:
Variable (2)	December 2020	30,000	30,000
Variable (2)	December 2020	60,000	60,000
Deferred financing costs		(287)	(344)
Total IPL unsecured debt		89,713	89,656
Total Long-term Debt – IPL		1,676,314	1,675,935
Long-term Debt – IPALCO:
3.45% Senior Secured Notes	July 2020	405,000	405,000
3.70% Senior Secured Notes	September 2024	405,000	405,000
Unamortized discount – net		(479)	(534)
Deferred financing costs		(6,516)	(7,863)
Total Long-term Debt – IPALCO		803,005	801,603
Total Consolidated IPALCO Long-term Debt		$2,479,319	$2,477,538

(1)	First mortgage bonds issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.

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

Line of Credit

As of June 30, 2018 and December 31, 2017, IPL had $125.0 million and $148.0 million in outstanding borrowings on the committed line of credit, respectively.

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

Effective Tax Rate

IPALCO’s effective combined state and federal income tax rates were 20.9% and 19.4% for the three and six months ended June 30, 2018, respectively, as compared to 32.0% and 31.9% for the three and six months ended June 30, 2017, respectively. The decreases in the effective tax rates versus the comparable periods were primarily due to the impact of the TCJA (as explained above). Partially offsetting the decreases to the effective tax rates were increases caused by the lower allowance for equity funds used during construction in 2018.

6. BENEFIT PLANS

The following table (in thousands) presents information for the six months ended June 30, 2018, relating to the Pension Plans:

Net unfunded status of plans:
Net unfunded status at December 31, 2017	$(43,161)
Net benefit cost components reflected in net unfunded status during first quarter:
Service cost	(2,113)
Interest cost	(6,305)
Expected return on assets	10,200
Curtailment(1)	(449)
Employer contributions	30,000
Net unfunded status at March 31, 2018	$(11,828)
Net benefit cost components reflected in net unfunded status during first quarter:
Service cost	(2,113)
Interest cost	(6,305)
Expected return on assets	10,200
Net unfunded status at June 30, 2018	$(10,046)

Regulatory assets related to pensions(2):
Regulatory assets at December 31, 2017	$211,125
Amount reclassified through net benefit cost:
Amortization of prior service cost	(959)
Amortization of net actuarial loss	(2,851)
Curtailment(1)	(781)
Regulatory assets at March 31, 2018	$206,534
Amount reclassified through net benefit cost:
Amortization of prior service cost	(960)
Amortization of net actuarial loss	(2,850)
Regulatory assets at June 30, 2018	$202,724

(1)	As a result of the announced AES restructuring in the first quarter of 2018, we recognized a plan curtailment of $1.2 million in the first quarter of 2018.

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

Pension Expense

The following table presents net periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
Components of net periodic benefit cost:
Service cost	$2,113	$1,836	$4,226	$3,672
Interest cost	6,305	6,326	12,610	12,653
Expected return on plan assets	(10,200)	(11,168)	(20,400)	(22,335)
Amortization of prior service cost	960	1,060	1,919	2,120
Amortization of actuarial loss	2,850	3,299	5,701	6,599
Curtailments and settlements(1)	—	—	1,230	146
Net periodic benefit cost	$2,028	$1,353	$5,286	$2,855

(1)
As a result of the announced AES restructuring in the first quarter of 2018, we recognized a plan curtailment of $1.2 million for the six months ended June 30, 2018. The settlement loss of $0.1 million for the six months ended June 30, 2017 was the result of a lump sum distribution paid out of the Supplemental Retirement Plan.

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $7.3 million and $7.0 million at June 30, 2018 and December 31, 2017, respectively, were not material to the Financial Statements in the periods covered by this report.

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

8. BUSINESS SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other nonutility business activities aggregated separately. The “All Other” nonutility category primarily includes the 2020 IPALCO Notes and the 2024 IPALCO Notes; approximately $6.3 million and $18.3 million of cash and cash equivalents as of June 30, 2018 and December 31, 2017, respectively; long-term investments of $4.0 million and $5.1 million at June 30, 2018 and December 31, 2017, respectively; and income taxes and interest related to those items. All other assets represented less than 1% of IPALCO’s total assets as of June 30, 2018 and December 31, 2017. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Utility	All Other	Total	Utility	All Other	Total
Operating revenues	$359,678	$—	$359,678	$321,825	$—	$321,825
Income taxes	$6,953	$(1,022)	$5,931	$14,162	$(3,389)	$10,773
Interest and other charges - net	$16,138	$7,642	$23,780	$16,301	$9,014	$25,315
Net income	$29,952	$(6,706)	$23,246	$29,381	$(5,702)	$23,679

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Utility	All Other	Total	Utility	All Other	Total
Operating revenues	$714,182	$—	$714,182	$658,734	$—	$658,734
Income taxes	$16,009	$(3,033)	$12,976	$29,886	$(6,930)	$22,956
Interest and other charges - net	$32,206	$15,342	$47,548	$32,374	$18,024	$50,398
Net income	$68,061	$(12,512)	$55,549	$61,652	$(10,977)	$50,675

	As of June 30, 2018			As of December 31, 2017
	Utility	All Other	Total	Utility	All Other	Total
Total assets	$4,760,649	$10,272	$4,770,921	$4,719,547	$21,014	$4,740,561

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

Wholesale revenues - Power produced at the generation stations in excess of our retail load is required to be sold into the MISO market at either the day-ahead or real-time hourly market price, and these sales are classified as wholesale revenues. We sell to and purchase power from MISO, and such sales and purchases are settled and accounted for on a net hourly basis.

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

IPL’s revenue from contracts with customers was $357.5 million for the three months ended June 30, 2018 and $709.7 million for the six months ended June 30, 2018, respectively. The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Three Months Ended,	For the Six Months Ended,
	June 30, 2018	June 30, 2018
Retail Revenues
Retail revenue from contracts with customers	$336,782	$685,282
Other retail revenues (1)	919	1,838
Wholesale Revenues	17,652	19,163
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	3,033	5,275
Other miscellaneous revenues (2)	1,292	2,624
Total Revenues	$359,678	$714,182

(1) Other retail revenue represents alternative revenue programs not accounted for under ASC 606
(2) Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers are $165.2 million and $155.7 million as of June 30, 2018 and January 1, 2018, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

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

FORWARD-LOOKING INFORMATION

The following discussion may contain forward-looking statements regarding us, our business, prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in IPALCO’s 2017 Form 10-K and subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC that advise of the risks and factors that may affect our business.

OVERVIEW OF OUR BUSINESS

IPALCO is a holding company incorporated under the laws of the state of Indiana. Our principal subsidiary is IPL, a regulated electric utility operating in the state of Indiana. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL. Our business segments are “utility” and “all other.” For additional information regarding our business, see Item 1. Business” of our 2017 Form 10-K.

EXECUTIVE SUMMARY

Compared with the second quarter of the prior year, the results for the three months ended June 30, 2018 reflect lower net income of $0.4 million, or 2%, primarily due to factors including, but not limited to:

•	higher tax expense for real estate and personal property taxes;

•	lower allowance for equity funds used during construction as a result of decreased construction activity; and

•	higher maintenance expense due to the timing and duration of outages.
These were partially offset by:

•	increased wholesale margins due to the commencement of commercial operations of the newly constructed CCGT plant at Eagle Valley in April 2018.

Compared with the first half of the prior year, the results for the six months ended June 30, 2018 reflect higher net income of $4.9 million, or 10%, primarily due to factors including, but not limited to:

•	increased retail margins due to favorable weather in our service territory during the first half of 2018 versus the comparable period; and

•	increased wholesale margins due to the commencement of commercial operations of the newly constructed CCGT plant at Eagle Valley in April 2018.
These were partially offset by:

•	higher maintenance expense due to the timing and duration of outages and

•	lower allowance for equity funds used during construction as a result of decreased construction activity.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Comparison of three months ended June 30, 2018 and three months ended June 30, 2017

Utility Operating Revenues

Utility operating revenues during the three months ended June 30, 2018 increased by $37.9 million compared to the same period in 2017, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	June 30,				Percentage
	2018	2017		Change	Change
Utility operating revenues:
Retail revenues	$337,701	$316,923	(1)	$20,778	6.6%
Wholesale revenues	17,652	1,802		15,850	879.6%
Miscellaneous revenues	4,325	3,100	(1)	1,225	39.5%
Total utility operating revenues	$359,678	$321,825		$37,853	11.8%

(1) Prior period amounts have been reclassified to conform to the current year presentation

Heating degree days:
Actual	542	355		187	52.7%
30-year average	524	503

Cooling degree days:
Actual	575	314		261	83.1%
30-year average	309	332

The increase in retail revenues of $20.8 million was primarily due to an 8% increase in the volume of kWh sold ($16.9 million) and a net increase in the weighted average price per kWh sold ($3.9 million). The $16.9 million increase in the volume of kWh sold was primarily due to favorable weather in our service territory during the second quarter of 2018 versus the comparable period (as demonstrated by the 83% increase in cooling degree days and 53% increase in heating degree days, as shown above). The $3.9 million increase in the weighted average price of retail kWh sold was primarily due to: (i) a $12.6 million increase in environmental rate adjustment mechanism revenues and (ii) an $8.2 million increase in fuel revenues; offset by (iii) a $4.4 million decrease due to the deferral of revenue as a regulatory liability to adjust for the impacts of the TCJA on customer rates and charges for service in 2018, (iv) a $2.1 million decrease in DSM program rate adjustment mechanism revenues, (v) a $0.5 million decrease in billings for the MISO, Capacity and Off System Sales riders and (vi) unfavorable block rate and other retail rate variances of $9.9 million. The unfavorable block rate variances are primarily attributable to our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases.

The increase in wholesale revenues of $15.9 million was primarily due to an increase in the quantity of kWh sold primarily due to increased generation capacity and unit availability as a result of the commencement of commercial operations of the newly constructed CCGT plant at Eagle Valley in April 2018. We sold 545.5 million kWh in the wholesale market during the second quarter of 2018 compared to only 55.6 million kWh during the second quarter of 2017. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale revenues is impacted by our retail load requirements, generation capacity and unit availability. Currently, 50% of IPL’s wholesale margins above and below an established annual benchmark of $6.3 million are shared with our retail customers through a rate rider.

Utility Operating Expenses

The following table illustrates our changes in operating expenses during the three months ended June 30, 2018 compared to the same period in 2017 (dollars in thousands):

	Three Months Ended
	June 30,
	2018	2017	$ Change	% Change
Utility operating expenses:
Fuel	$93,979	$62,725	$31,254	49.8%
Other operating expenses	66,059	61,939	4,120	6.7%
Power purchased	36,119	47,567	(11,448)	(24.1)%
Maintenance	37,841	36,299	1,542	4.2%
Depreciation and amortization	59,286	50,844	8,442	16.6%
Taxes other than income taxes	15,483	9,562	5,921	61.9%
Income taxes - net	6,986	14,187	(7,201)	(50.8)%
Total utility operating expenses	$315,753	$283,123	$32,630	11.5%

The $31.3 million increase in fuel expense was primarily due to (i) a $38.0 million increase in the quantity of fuel consumed versus the comparable period, primarily due to increased generation capacity and unit availability as a result of the commencement of commercial operations of the newly constructed CCGT plant at Eagle Valley in April 2018 as well as the increase in retail demand versus the comparable period and (ii) a $4.1 million increase in deferred fuel costs; partially offset by (iii) an $11.3 million decrease due to the lower price of natural gas we consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

The $4.1 million increase in other operating expenses was primarily due to (i) a $4.8 million increase in deferred environmental project expenses due to increases recorded in expenses in the current period to offset over-collection of ECCRA revenues, and new expenses recognized in the current period as two large NPDES projects went into service in September of 2017 and are now included in billing rates through IPL's environmental rider, (ii) higher MISO non-purchased power costs (primarily transmission related expenses) of $3.2 million; partially offset by (iv) lower salaries expense of $4.4 million.

The $11.4 million decrease in purchased power costs was primarily due to (i) a 57% decrease in the volume of power purchased during the period ($23.1 million); partially offset by (ii) a $7.3 million increase in the market price of purchased power and (iii) a $3.9 million increase in deferred purchased power costs. The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the fact that at times it is less expensive to buy power in the market than to produce it. The primary driver for the $23.1 million volume decrease in the second quarter of 2018 is primarily attributable to the CCGT plant at Eagle Valley coming on line in April 2018 (as discussed above). The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day which power is purchased. We are generally permitted to defer and recover underestimated purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into fuel expense in the same period that our rates are adjusted to reflect these variances.

The $1.5 million increase in maintenance expenses was primarily due to the timing and duration of outages (including a 63-day scheduled outage at our 415 MW Petersburg Generating Station Unit 2 that occurred during the first half of 2018).

The $8.4 million increase in depreciation and amortization costs was primarily related to the impact of additional assets placed in service.

The $5.9 million increase in taxes other than income taxes was primarily due to higher tax expense for real estate & personal property taxes of $5.4 million mostly as a result of (i) an increase in the assessed property tax value, (ii) prior period true-up adjustments and (iii) an increase in property tax rates.

The $7.2 million decrease in income taxes - net was primarily due to the decrease in the federal corporate income tax rate to 21% from 35% as a result of the passage of the TCJA, which was signed into law in December 2017.

Other Income and Deductions

Other income and deductions decreased $7.2 million, from income of $10.3 million for the three months ended June 30, 2017, to income of $3.1 million for the same period in 2018, reflecting a 70% decrease. This decrease was primarily due to (i) a $4.2 million decrease in the allowance for equity funds used during construction as a result of decreased construction activity and (ii) a decrease in the income tax benefit of $2.4 million, which was primarily due to a lower tax rate due to the passage of the TCJA (as discussed above) as well as the change in pretax nonoperating income during the comparable periods.

Interest and Other Charges

Interest and other charges decreased $1.5 million, or 6%, for the three months ended June 30, 2018, primarily due to immaterial drivers.

Comparison of six months ended June 30, 2018 and six months ended June 30, 2017

Utility Operating Revenues

Utility operating revenues during the six months ended June 30, 2018 increased by $55.4 million compared to the same period in 2017, which resulted from the following changes (dollars in thousands):

	Six Months Ended
	June 30,				Percentage
	2018	2017		Change	Change
Utility operating revenues:
Retail revenues	$687,120	$647,827	(1)	$39,293	6.1%
Wholesale revenues	19,163	4,374		14,789	338.1%
Miscellaneous revenues	7,899	6,533	(1)	1,366	20.9%
Total utility operating revenues	$714,182	$658,734		$55,448	8.4%

(1) Prior period amounts have been reclassified to conform to the current year presentation

Heating degree days:
Actual	3,337	2,559		778	30.4%
30-year average	3,297	3,283

Cooling degree days:
Actual	580	316		264	83.5%
30-year average	309	335

The increase in retail revenues of $39.3 million was primarily due to an 8% increase in the volume of kWh sold ($34.5 million) and a net increase in the weighted average price per kWh sold ($4.8 million). The $34.5 million increase in the volume of kWh sold was primarily due to favorable weather in our service territory during the first half of 2018 versus the comparable period (as demonstrated by the 30% increase in heating degree days and 84% increase in cooling degree days, as shown above). The $4.8 million increase in the weighted average price of retail kWh sold was primarily due to: (i) an $18.2 million increase in environmental rate adjustment mechanism revenues, (ii) a $13.7 million increase in fuel revenues, (iii) a $1.9 million increase in billings for the MISO, Capacity and Off System Sales riders and (iv) a $1.5 million increase in DSM program rate adjustment mechanism revenues; partially offset by (v) an $11.0 million decrease due to the deferral of revenue as a regulatory liability to adjust for the impacts of the TCJA on customer rates and charges for service in 2018 and (vi) unfavorable block rate and other retail rate variances of $19.5 million. The unfavorable block rate variances are primarily attributable to our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases.

The increase in wholesale revenues of $14.8 million was primarily due to a 320% increase in the quantity of kWh sold primarily due to increased generation capacity and unit availability as a result of the commencement of commercial operations of the newly constructed CCGT plant at Eagle Valley in April 2018. We sold 592.8 million kWh in the wholesale market during the first half of 2018 compared to only 141.2 million kWh during the first half of 2017. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability. Currently, 50% of IPL’s wholesale margins above and below an established annual benchmark of $6.3 million are shared with our retail customers through a rate rider.

Utility Operating Expenses

The following table illustrates our changes in operating expenses during the six months ended June 30, 2018 compared to the same period in 2017 (dollars in thousands):

	Six Months Ended
	June 30,
	2018	2017	$ Change	% Change
Utility operating expenses:
Fuel	$161,836	$133,460	$28,376	21.3%
Other operating expenses	134,242	126,399	7,843	6.2%
Power purchased	92,313	96,588	(4,275)	(4.4)%
Maintenance	71,339	66,326	5,013	7.6%
Depreciation and amortization	114,612	103,388	11,224	10.9%
Taxes other than income taxes	29,255	21,836	7,419	34.0%
Income taxes - net	16,082	30,140	(14,058)	(46.6)%
Total utility operating expenses	$619,679	$578,137	$41,542	7.2%

The $28.4 million increase in fuel costs was primarily due to a $42.5 million increase in the quantity of fuel consumed versus the comparable period, primarily due to increased generation capacity and unit availability as a result of the commencement of commercial operations of the newly constructed CCGT plant at Eagle Valley in April 2018 as well as the increase in retail demand versus the comparable period; partially offset by (ii) a $9.0 million decrease due to the lower price of natural gas we consumed versus the comparable period and (iii) a $5.7 million decrease in deferred fuel costs. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

The $7.8 million increase in other operating expenses was primarily due to (i) higher MISO non-purchased power costs (primarily transmission related expenses) of $4.6 million, (ii) a $4.6 million increase in deferred environmental project expenses due to increases recorded in expenses in the current period to offset over-collection of ECCRA revenues, and new expenses recognized in the current period as two large NPDES projects went into service in September of 2017 and are now included in billing rates through IPL's environmental rider and (iii) higher DSM program costs of $2.4 million primarily as a result of timing differences in spending patterns (these program costs are recoverable through customer rates and are offset by an increase in DSM revenues); partially offset by (iv) lower salaries expense of $3.6 million.

The $4.3 million decrease in purchased power costs was primarily due to (i) a 17% decrease in the volume of power purchased during the period ($13.5 million); partially offset by (ii) a $7.2 million increase in the market price of purchased power and (iii) a 1.0 million increase in deferred purchased power costs. The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the fact that at times it is less expensive to buy power in the market than to produce it. The primary driver for the $13.5 million volume decrease in the first half of 2018 is primarily attributable to the CCGT plant at Eagle Valley coming on line in April 2018 (as discussed above). The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the price of environmental emissions allowances, the supply of and demand for electricity, and the time of day during which power is purchased. We are generally permitted to defer and recover underestimated purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into fuel expense in the same period that our rates are adjusted to reflect these variances.

The $5.0 million increase in maintenance expenses was primarily due to the timing and duration of outages (including a 63-day scheduled outage at our 415 MW Petersburg Generating Station Unit 2 that occurred during the first half of 2018).

The $11.2 million increase in depreciation and amortization costs was primarily related to the impact of additional assets placed in service.

The $7.4 million increase in taxes other than income taxes was primarily due to higher tax expense for real estate & personal property taxes of $6.4 million mostly as a result of (i) an increase in the assessed property tax value, (ii) prior period true-up adjustments and (iii) an increase in property tax rates.

The $14.1 million decrease in income taxes - net was primarily due to the decrease in the federal corporate income tax rate to 21% from 35% as a result of the passage of the TCJA, which was signed into law in December 2017.

Other Income and Deductions

Other income and deductions decreased $11.9 million, from income of $20.5 million for the six months ended June 30, 2017, to income of $8.6 million for the same period in 2018, reflecting a 58% decrease. This decrease was primarily due to (i) a $5.6 million decrease in the allowance for equity funds used during construction as a result of decreased construction activity, (ii) a decrease in the income tax benefit of $4.1 million, which was primarily due to a lower tax rate due to the passage of the TCJA (as discussed above) as well as the change in pretax nonoperating income during the comparable period and (iii) a $1.2 million one-time pension curtailment charge recorded in March 2018.

Interest and Other Charges

Interest and other charges decreased $2.9 million, or 6%, for the six months ended June 30, 2018, primarily due to (i) a $1.8 million increase in the allowance for borrowed funds used during construction primarily due to an increase in carrying charges for the CCGT plant at Eagle Valley that was placed into service in April 2018 and (ii) lower interest on long-term debt of $1.0 million.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2018 and beyond, we expect that our financial results will be driven primarily by retail demand, weather, generating unit availability, outage costs and, to a lesser extent, wholesale and capacity prices. In addition, IPL’s financial results will likely be driven by many other factors including, but not limited to:

•	rate case outcomes;

•	the passage of new legislation, implementation of regulations or other changes in regulation; and

•	timely recovery of capital expenditures.

If favorable outcomes related to these factors do not occur, or if the challenges described below and elsewhere in this section impact us more significantly than we currently anticipate, or if commodities move unfavorably, then these adverse factors, or other adverse factors unknown to us, may impact our operating margin, net income and cash flows. We continue to monitor our operations and address challenges as they arise. For a discussion of the risks related to our business, see “Item 1. Business” and “Item 1A. Risk Factors” as described in IPALCO’s 2017 Form 10-K.

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

Waste Management and CCR

The EPA's final CCR rule became effective on October 19, 2015. Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR surface impoundments (ash ponds), including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The EPA has indicated that they will implement a phased approach to amending the CCR rule with Phase One being finalized no later than June 2019, and Phase Two no later than December 2019. On July 30, 2018, the EPA published final CCR Rule Amendments (Phase One, Part One) in the Federal Register. As a result of EPA interpretation published during this rulemaking, IPL Petersburg is expected to incur additional operational costs and pond closure costs. The CCR rule, current or proposed amendments to the CCR rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition or results of operations.

The existing ash ponds at Petersburg did not meet certain structural stability requirements set forth in the CCR rule. As such, IPL was ultimately required to cease use of the ash ponds by April 11, 2018. IDEM has granted IPL a variance extending that deadline to November 1, 2018 for a portion of the ash pond system.

See Note 3, “Fair Value - Non-recurring Fair Value Measurements” to the Financial Statements for additional details on the increase in IPL's ARO liabilities related to ash ponds during the six months ended June 30, 2018.

NAAQS

On March 12, 2018, the state of New York submitted a petition to the EPA pursuant to Section 126 of the CAA requesting new limitations on NOx emissions from dozens of upwind generating stations, including IPL Petersburg, Harding Street, and Eagle Valley on the basis that they are contributing significantly to New York’s ability to meet the 2008 ozone NAAQS. On May 11, 2018, EPA published an extension of their deadline to respond from May 13, 2018 to November 9, 2018. If this petition is granted, our units could be subject to additional requirements. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

Additionally, on November 16, 2016, Maryland submitted a petition to the EPA pursuant to Section 126 of the CAA requesting that new limitations on NOx emissions from 36 upwind generating units, including IPL Petersburg Generating Station Units 2 and 3, on the basis that they are contributing significantly to Maryland’s ability to meet the 2008 ozone NAAQS. On June 8, 2018, the EPA published a proposal to deny Maryland’s petition. A final action on the petition is due September 15, 2018, and if denied, Maryland has indicated that it may seek further legal action. If this petition is ultimately granted, our Petersburg Generating Station Unit 2 and 3 could be subject to additional requirements. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of June 30, 2018, we had unrestricted cash and cash equivalents of $13.5 million and available borrowing capacity of $125.0 million under our $250 million unsecured revolving credit facility after accounting for outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2020. In December 2015, we received an order from the IURC granting us authority through December 31, 2018 to, among other things, issue up to $650 million in aggregate principal amount of long-term debt and refinance up to $196.5 million in existing indebtedness. As of June 30, 2018, we have $106.5 million of total debt issuance authority remaining under this order. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250 million remains available under the order as of June 30, 2018. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of June 30, 2018. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Six months ended June 30,
	2018	2017	$ Change
Net cash provided by operating activities	$171,635	$119,233	$52,402
Net cash used in investing activities	(108,244)	(125,224)	16,980
Net cash used in financing activities	(80,528)	(2,068)	(78,460)
Net change in cash and cash equivalents	(17,137)	(8,059)	(9,078)
Cash and cash equivalents at beginning of period	30,681	34,953	(4,272)
Cash and cash equivalents at end of period	$13,544	$26,894	$(13,350)

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Six months ended June 30,
	2018	2017	$ Change
Net income	$55,549	$50,675	$4,874
Depreciation and amortization	114,603	103,204	11,399
Amortization of deferred financing costs and debt premium	1,971	2,160	(189)
Deferred income taxes and investment tax credit adjustments - net	(11,140)	(11,749)	609
Allowance for equity funds used during construction	(7,380)	(12,948)	5,568
Net income, adjusted for non-cash items	153,603	131,342	22,261
Net change in operating assets and liabilities	18,032	(12,109)	30,141
Net cash provided by operating activities	$171,635	$119,233	$52,402
The net change in operating assets and liabilities for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was driven by changes in the following (in thousands):

Increase from short-term and long-term regulatory assets and liabilities primarily due to proceeds IPL received pursuant to a settlement agreement and an increase to regulatory liabilities to record the impacts of the TCJA on customer rates	$57,250
Decrease from accounts receivable due to lower collections	(23,231)
Decrease from accrued pension and other postretirement benefits due to higher employer contributions	(19,830)
Increase from income taxes receivable or payable due to lower tax sharing payments	18,535
Other - net	(2,583)
Net change in operating assets and liabilities	$30,141

Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities was primarily related to capital expenditures of $97.1 million. The primary drivers of these expenditures include $52.0 million on maintenance projects, $16.8 million on transmission and distribution projects, $8.8 million on NPDES compliance, $7.8 million on NAAQS compliance, and $7.7 million on the Eagle Valley CCGT plant.

During the six months ended June 30, 2017, net cash used in investing activities was primarily related to capital expenditures of $118.1 million. The primary drivers of these expenditures include $57.0 million on maintenance projects, $19.7 million on transmission and distribution projects, $17.6 million on NPDES compliance, $14.1 million on the Eagle Valley CCGT plant and $8.6 million on the Petersburg bottom ash project.

Financing Activities

During the six months ended June 30, 2018, net cash used in financing activities primarily relates to dividends paid to shareholders of $51.3 million, net repayments on debt of $23.0 million and payments for financed capital expenditures of $4.5 million.

During the six months ended June 30, 2017, net cash used in financing activities primarily relates to dividends paid to shareholders of $50.1 million and payments for financed capital expenditures of $8.5 million; offset by net borrowings of $58.5 million.

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2018 through 2020 is currently estimated to cost approximately $614 million (excluding environmental compliance and replacement generation costs), and includes estimates as follows (amounts in millions):

	For the three-year period
	from 2018 through 2020
Additions, improvements and extensions	$330	(1)
Power plant-related projects	194
Other miscellaneous equipment	90
Total estimated costs of capital expenditure program	$614

(1) Additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities

Additionally, IPL plans to spend the following amounts on replacement generation and environmental compliance costs:

	Total Estimated Costs	Total Costs Expended	Remaining Costs
	of Project	Through June 30, 2018	of Project
Replacement generation (1)	$642	$640	$2
NPDES (2)	224	222	2
CCR and NAAQS SO2 (3)	76	65	11
Cooling water intake regulations (4)	$68	$—	$68

(1) IPL plans to spend a total of $642 million on replacement generation costs through 2018 as a result of the retirement of existing facilities not equipped with advanced environmental control technologies required to comply with existing and expended regulations. With $640 million spent through June 30, 2018, the remaining $2 million is expected to be expended during the final six months of 2018.

(2) Includes costs for compliance with the NPDES permit program under the CWA. The costs for NPDES at our Petersburg station for 2018 are expected to be $13 million. The remaining costs are projected to be expended in 2018.

(3) IPL has projects underway related to environmental compliance for CCR and NAAQS SO2. The costs for the projects in the 2018 through 2020 forecast are expected to be $23 million.
(4) Includes spending for studies related to cooling water intake requirements in sections 316(a) and 316(b) of the CWA, NAAQS Ozone and Office of Surface Mining for the remainder of 2018 through 2020.

For additional details on each of these projects, see “Item 1. Business - Environmental Matters" in IPALCO’s 2017 Form 10-K.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first six months of 2018 and 2017, IPALCO paid $51.3 million and $50.1 million, respectively, in dividends to its shareholders.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer “CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2018, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Please see Note 2, “Regulatory Matters” and Note 7, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2017 and Form 10-Q for the quarter ended March 31, 2018, and the Notes to the Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information included in, or incorporated by reference into, this Item 1 to Part II should be read in conjunction with such Form 10-K and Form 10-Q.

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

IPALCO ENTERPRISES, INC.

Date:	August 6, 2018	/s/ Gustavo Pimenta
Gustavo Pimenta
Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2018	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(Principal Accounting Officer)