Form 10-Q
period 2018-09-30
IPALCO ENTERPRISES, INC.
filed 2018-11-06
CIK 728391

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At November 5, 2018, 108,907,318 shares of IPALCO Enterprises, Inc. common stock were outstanding, of which 89,685,177 shares were owned by AES U.S. Investments, Inc. and 19,222,141 shares were owned by CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IPALCO ENTERPRISES, INC.
QUARTERLY REPORT ON FORM 10-Q
For Quarter Ended September 30, 2018

DEFINED TERMS
The following is a list of frequently used abbreviations or acronyms that are found in this Form 10-Q:

2017 Form 10-K	IPALCO’s Annual Report on Form 10-K for the year ended December 31, 2017, as amended
2018 Rate Order	The order issued in October 2018 by the IURC authorizing IPL to, among other things, increase its basic rates and charges by $43.9 million annually
2020 IPALCO Notes	$405 million of 3.45% Senior Secured Notes due July 15, 2020
2024 IPALCO Notes	$405 million of 3.70% Senior Secured Notes due September 1, 2024
AES	The AES Corporation
AES U.S. Investments	AES U.S. Investments, Inc.
ARO	Asset Retirement Obligations
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CCGT	Combined Cycle Gas Turbine
CCR	Coal Combustion Residuals
CDPQ	CDP Infrastructure Fund GP, a wholly-owned subsidiary of La Caisse de dépôt et placement du Québec
Credit Agreement	$250 million Revolving Credit Facilities Amended and Restated Credit Agreement, dated as of October 16, 2015
CWA	U.S. Clean Water Act
DOE	U.S. Department of Energy
DSM	Demand Side Management
ECCRA	Environmental Compliance Cost Recovery Adjustment
EPA	U.S. Environmental Protection Agency
FAC	Fuel Adjustment Clause
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
Financial Statements	Unaudited Condensed Consolidated Financial Statements of IPALCO in “Item 1. Financial Statements” included in Part I – Financial Information of this Form 10-Q
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
IDEM	Indiana Department of Environmental Management
IPALCO	IPALCO Enterprises, Inc.
IPL	Indianapolis Power & Light Company
IURC	Indiana Utility Regulatory Commission
kWh	Kilowatt hours
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatts
MWh	Megawatt hours
NAAQS	National Ambient Air Quality Standards
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
Pension Plans	Employees’ Retirement Plan of Indianapolis Power & Light Company and Supplemental Retirement Plan of Indianapolis Power & Light Company
PSD	Prevention of Significant Deterioration
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
TCJA	Tax Cuts and Jobs Act
U.S.	United States of America

Throughout this document, the terms “the Company,” “we,” “us,” and “our” refer to IPALCO and its consolidated subsidiaries.

We encourage investors, the media, our customers and others interested in the Company to review the information we post at https://www.iplpower.com.

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

Some important factors that could cause our actual results or outcomes to differ materially from those discussed in the forward-looking statements include, but are not limited to:

•	growth in our service territory and changes in demand and demographic patterns;

•	impacts of weather on retail sales and wholesale prices;

•	impacts of renewable energy generation, natural gas prices and other market factors on wholesale prices;

•	weather-related damage to our electrical system;

•	fuel, commodity and other input costs;

•	performance of our suppliers;

•	generating unit availability and capacity;

•	transmission and distribution system reliability and capacity, including natural gas pipeline system and supply constraints;

•	purchased power costs and availability;

•	availability and price of capacity;

•	regulatory actions, including, but not limited to, the review of our basic rates and charges by the IURC;

•	federal and state legislation and regulations;

•	changes in our credit ratings or the credit ratings of AES;

•	fluctuations in the value of pension plan assets, fluctuations in pension plan expenses and our ability to fund defined benefit pension plans;

•	changes in financial or regulatory accounting policies;

•	environmental matters, including costs of compliance with current and future environmental laws and requirements;

•	interest rates, inflation rates and other costs of capital;

•	the availability of capital;

•	the ability of subsidiaries to pay dividends or distributions to IPALCO;

•	level of creditworthiness of counterparties to contracts and transactions;

•	labor strikes or other workforce factors, including the ability to attract and retain key personnel;

•	facility or equipment maintenance, repairs and capital expenditures;

•	significant delays or unanticipated cost increases associated with construction projects;

•	the availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material;

•	local economic conditions;

•	cyber-attacks and information security breaches;

•
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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Operations
(In Thousands)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

UTILITY OPERATING REVENUES	$385,149	$355,314	$1,099,331	$1,014,048

UTILITY OPERATING EXPENSES:
Fuel	90,599	77,061	252,435	210,521
Other operating expenses	73,155	63,329	207,397	189,728
Power purchased	39,267	44,470	131,580	141,058
Maintenance	36,489	29,706	107,828	96,032
Depreciation and amortization	57,880	52,711	172,492	156,099
Taxes other than income taxes	12,781	11,804	42,036	33,640
Income taxes - net	13,538	23,049	29,620	53,189
Total utility operating expenses	323,709	302,130	943,388	880,267
UTILITY OPERATING INCOME	61,440	53,184	155,943	133,781

OTHER INCOME AND (DEDUCTIONS):
Allowance for equity funds used during construction	459	6,628	7,839	19,576
Loss on early extinguishment of debt	—	(8,875)	—	(8,875)
Miscellaneous income and (deductions) - net	124	368	(1,768)	712
Income tax benefit applicable to nonoperating income	2,966	8,308	6,072	15,492
Total other income and (deductions) - net	3,549	6,429	12,143	26,905

INTEREST AND OTHER CHARGES:
Interest on long-term debt	28,634	30,575	86,139	89,077
Other interest	461	466	1,410	1,263
Allowance for borrowed funds used during construction	(7,155)	(5,702)	(20,032)	(16,763)
Amortization of redemption premiums and expense on debt	977	1,081	2,948	3,241
Total interest and other charges - net	22,917	26,420	70,465	76,818
NET INCOME	42,072	33,193	97,621	83,868

LESS: PREFERRED DIVIDENDS OF SUBSIDIARY	803	803	2,410	2,410
NET INCOME APPLICABLE TO COMMON STOCK	$41,269	$32,390	$95,211	$81,458

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Balance Sheets
(In Thousands)
	September 30,	December 31,
	2018	2017
ASSETS
UTILITY PLANT:
Utility plant in service	$6,154,285	$5,385,053
Less accumulated depreciation	2,213,760	2,129,617
Utility plant in service - net	3,940,525	3,255,436
Construction work in progress	81,535	711,396
Spare parts inventory	14,231	13,157
Property held for future use	1,002	1,002
Utility plant - net	4,037,293	3,980,991
OTHER ASSETS:
Nonutility property - at cost, less accumulated depreciation	417	502
Intangible assets - net	37,444	16,036
Other long-term assets	4,612	6,185
Other assets - net	42,473	22,723
CURRENT ASSETS:
Cash and cash equivalents	15,745	30,681
Accounts receivable and unbilled revenue (less allowance
for doubtful accounts of $2,769 and $2,830, respectively)	161,545	157,577
Fuel inventories - at average cost	27,157	32,393
Materials and supplies - at average cost	66,772	63,623
Regulatory assets	14,532	35,341
Prepayments and other current assets	33,483	34,094
Total current assets	319,234	353,709
DEFERRED DEBITS:
Regulatory assets	389,189	378,904
Miscellaneous	5,401	4,234
Total deferred debits	394,590	383,138
TOTAL	$4,793,590	$4,740,561
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholders' equity:
Paid in capital	$597,736	$597,467
Accumulated deficit	(15,169)	(25,191)
Total common shareholders' equity	582,567	572,276
Cumulative preferred stock of subsidiary	59,784	59,784
Long-term debt (Note 4)	2,480,080	2,477,538
Total capitalization	3,122,431	3,109,598
CURRENT LIABILITIES:
Short-term and current portion of long-term debt (Note 4)	104,000	148,000
Accounts payable	124,054	125,297
Accrued expenses	21,986	27,926
Accrued real estate and personal property taxes	26,707	18,145
Regulatory liabilities	22,406	2,532
Accrued income taxes	9,544	—
Accrued interest	35,369	34,332
Customer deposits	31,862	31,306
Other current liabilities	10,522	10,392
Total current liabilities	386,450	397,930
DEFERRED CREDITS AND OTHER LONG-TERM LIABILITIES:
Regulatory liabilities	895,225	851,754
Deferred income taxes - net	240,095	245,257
Non-current income tax liability	4,645	4,651
Unamortized investment tax credit	271	954
Accrued pension and other postretirement benefits	15,600	50,070
Asset retirement obligations	128,359	79,535
Miscellaneous	514	812
Total deferred credits and other long-term liabilities	1,284,709	1,233,033
COMMITMENTS AND CONTINGENCIES (Note 7)
TOTAL	$4,793,590	$4,740,561

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Unaudited Condensed Consolidated Statements of Cash Flows
(In Thousands)
	Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATIONS:
Net income	$97,621	$83,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172,492	156,103
Amortization of deferred financing costs and debt premium	2,948	3,241
Deferred income taxes and investment tax credit adjustments - net	(16,852)	(14,546)
Loss on early extinguishment of debt	—	8,875
Allowance for equity funds used during construction	(7,839)	(19,576)
Change in certain assets and liabilities:
Accounts receivable	(3,968)	2,635
Fuel, materials and supplies	2,088	(4,626)
Income taxes receivable or payable	24,226	5,143
Financial transmission rights	(2,321)	(788)
Accounts payable and accrued expenses	(7,560)	(10,864)
Accrued real estate and personal property taxes	8,561	3,020
Accrued interest	1,037	2,951
Accrued pension and other postretirement benefits	(34,469)	(15,828)
Short-term and long-term regulatory assets and liabilities	82,306	21,183
Prepaids and other current assets	(11,750)	156
Other - net	1,186	(4,841)
Net cash provided by operating activities	307,706	216,106
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - utility	(161,830)	(163,714)
Project development costs	(761)	(1,315)
Cost of removal and regulatory recoverable ARO payments	(13,544)	(7,523)
Other	(6,248)	(2,957)
Net cash used in investing activities	(182,383)	(175,509)
CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt borrowings	100,000	126,500
Short-term debt repayments	(144,000)	(80,650)
Long-term borrowings, net of discount	—	404,633
Retirement of long-term debt, including early payment premium	—	(408,152)
Dividends on common stock	(85,189)	(75,476)
Preferred dividends of subsidiary	(2,410)	(2,410)
Deferred financing costs paid	—	(3,652)
Payments for financed capital expenditures	(8,469)	(9,788)
Other	(191)	(228)
Net cash used in financing activities	(140,259)	(49,223)
Net change in cash and cash equivalents	(14,936)	(8,626)
Cash and cash equivalents at beginning of period	30,681	34,953
Cash and cash equivalents at end of period	$15,745	$26,327

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest (net of amount capitalized)	$66,177	$70,395
Income taxes	$15,800	$47,100
Non-cash investing activities:
Accruals for capital expenditures	$41,109	$33,184

See notes to unaudited condensed consolidated financial statements.

IPALCO ENTERPRISES, INC. and SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. OVERVIEW AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

IPALCO is a holding company incorporated under the laws of the state of Indiana. IPALCO is owned by AES U.S. Investments (82.35%) and CDPQ (17.65%). AES U.S. Investments is owned by AES U.S. Holdings, LLC (85%) and CDPQ (15%). IPALCO owns all of the outstanding common stock of IPL. Substantially all of IPALCO’s business consists of generating, transmitting, distributing and selling of electric energy conducted through its principal subsidiary, IPL. IPL was incorporated under the laws of the state of Indiana in 1926. IPL has more than 490,000 retail customers in the city of Indianapolis and neighboring cities, towns and communities, and adjacent rural areas all within the state of Indiana, with the most distant point being approximately forty miles from Indianapolis. IPL has an exclusive right to provide electric service to those customers. IPL owns and operates four generating stations, all within the state of Indiana. IPL’s largest generating station, Petersburg, is coal-fired. The second largest station, Harding Street, uses natural gas and fuel oil to power combustion turbines. In addition, IPL operates a 20 MW battery energy storage unit at this location, which provides frequency response. The third station, Eagle Valley, is a newly constructed 671 MW CCGT natural gas plant. IPL took operational control and commenced commercial operations of this CCGT plant in April 2018. The fourth station, Georgetown, is a small peaking station that uses natural gas to power combustion turbines. As of September 30, 2018, IPL’s net electric generation capacity for winter is 3,667 MW and net summer capacity is 3,552 MW.

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

ARO

In 2018, IPL recorded additional ARO liabilities of $53.1 million to reflect revisions to cash flow and timing estimates due to accelerated ash pond closure dates and revised estimated closure costs after review of updates to the CCR rule and revised estimated costs associated with our coal storage areas. The following is a roll forward of the ARO legal liability for the nine months ended September 30, 2018 (in thousands):

Balance as of January 1, 2018	$79,535
Revisions to cash flow and timing estimates	53,059
Liabilities settled	(7,301)
Accretion expense	3,066
Balance as of September 30, 2018	$128,359

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
January 1, 2018
The adoption of this standard resulted in a $(1.4) million reclassification of non-service pension costs (credits) from Other operating expenses to Miscellaneous income and (deductions) - net for the nine months ended September 30, 2017.

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
2018-15, Intangibles— Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
This standard aligns the accounting for implementation costs incurred for a cloud computing arrangement that is a service with the requirement for capitalizing implementation costs associated with developing or obtaining internal-use software. Transition method: retrospective or prospective.

		January 1, 2020. Early adoption is permitted.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
The standard updates the hedge accounting model to expand the ability to hedge nonfinancial and financial risk components, reduce complexity, and ease certain documentation and assessment requirements. When facts and circumstances are the same as at the previous quantitative test, a subsequent quantitative effectiveness test is not required. The standard also eliminates the requirement to separately measure and report hedge ineffectiveness. For cash flow hedges, this means that the entire change in the fair value of a hedging instrument will be recorded in other comprehensive income and amounts deferred will be reclassified to earnings in the same income statement line as the hedged item. Transition method: modified retrospective with the cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date. Prospective for presentation and disclosures.

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
Transition method: various.

		January 1, 2020 Early adoption is permitted only as of January 1, 2019.	The Company is currently evaluating the impact of adopting the standard on its consolidated financial statements.
2016-02, 2018-01, 2018-10, 2018-11, Leases (Topic 842)	See discussion of the ASUs below.	January 1, 2019. Early adoption is permitted.	The Company will adopt the standard on January 1, 2019; see below for the evaluation of the impact of its adoption on its consolidated financial statements.

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

The standard must be adopted using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements (January 1, 2017). The FASB amended the standard to add an optional transition method that allows entities to continue to apply the guidance in ASC 840 Leases in the comparative periods presented in the year they adopt the new lease standard. Under this transition method, the
Company will apply the transition provisions on January 1, 2019. At transition, lessees and lessors are permitted to make an election to apply a package of practical expedients that allow them not to reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3)

whether initial direct costs for any expired or existing leases qualify for capitalization under ASC 842. These three practical expedients must be elected as a package and must be consistently applied to all leases. Furthermore, entities are also permitted to make an election to use hindsight when determining lease term and lessees can elect to use hindsight when assessing the impairment of right-of-use assets.

The Company has established a task force focused on the identification of contracts that would be under the scope of the new standard and on the assessment and measurement of the right-of-use asset and related liability. Additionally, the implementation team has been working on the configuration of a lease accounting tool that will support the implementation and the subsequent accounting. The implementation of this tool is the latest phase and it is expected to be completed by the effective date. The implementation team is also in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard.

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

2. REGULATORY MATTERS

Basic Rates and Charges

On October 31, 2018, the IURC issued an order approving an uncontested settlement agreement previously filed with the IURC by IPL for a $43.9 million, or 3.2%, increase to annual revenues (the "2018 Rate Order"). The 2018 Rate Order includes recovery through rates of the CCGT at Eagle Valley completed in the first half of 2018, as well as other construction projects and changes to operating income since the previous base rate order. New base rates and charges are expected to be effective on December 5, 2018. The 2018 Rate Order also provides customers approximately $50 million in benefits, to be flowed to customers over a two-year period via the ECCRA rate adjustment mechanism beginning in March 2019. These benefits to date are recorded in long-term regulatory liabilities as of September 30, 2018. In addition, the 2018 Rate Order provides that annual wholesale margins earned above the benchmark of $16.3 million shall be passed back to customers through a rate adjustment mechanism. Conversely, any wholesale margin below the benchmark will be charged to customers through the same rate adjustment mechanism. Similarly, the 2018 Rate Order provides that all capacity sales above (or below) a benchmark of $11.3 million shall be passed back (or charged to) customers through a rate adjustment mechanism.

DSM

On February 7, 2018, the IURC approved a settlement agreement establishing a new three-year DSM plan for IPL through 2020. The approval included cost recovery of programs as well as performance incentives, depending on the level of success of the programs. The order also approved recovery of lost revenues, consistent with the provisions of the settlement agreement.

Taxes

On January 3, 2018, the IURC opened a generic investigation to review and consider the impacts from the TCJA and how any resulting benefits should be realized by customers. The IURC’s order opening this investigation directed Indiana utilities to apply regulatory accounting treatment, such as the use of regulatory assets and regulatory liabilities, for all estimated impacts resulting from the TCJA. On February 16, 2018, the IURC issued an order establishing two phases of the investigation. The first phase (“Phase I”) directed respondent utilities (including IPL) to make a filing to remove from respondents’ rates and charges for service, the impact of a lower federal income tax rate. The second phase (“Phase II”) was established to address remaining issues from the TCJA, including treatment of deferred taxes and how these benefits will be realized by customers. On August 29, 2018, the IURC approved a settlement agreement filed by IPL and various other parties to resolve the Phase I issues of the TCJA tax expense via a credit through the ECCRA rate adjustment mechanism of $9.5 million. The 2018 Rate

Order described above resolved the Phase II and all other issues regarding the TCJA impact on IPL's rates and includes an additional credit of $14.3 million to be paid by IPL to its customers through the ECCRA rate adjustment mechanism over two years beginning in March 2019.

3. FAIR VALUE

Fair Value Hierarchy

As of September 30, 2018 and December 31, 2017, all of IPALCO’s financial assets or liabilities adjusted to fair value on a recurring basis (excluding pension assets – see Note 6, “Benefit Plans”) were considered Level 3, based on the fair value hierarchy. These primarily consisted of FTRs, which are used to offset MISO congestion charges. Because the benefit associated with FTRs is a flow-through to IPL’s customers, IPL records a regulatory liability matching the value of the FTRs. These financial assets and liabilities were not material to the Financial Statements in the periods covered by this report, individually or in the aggregate. See Note 5, “Regulatory Assets and Liabilities” in IPALCO’s 2017 Form 10-K for more information.

Non-Recurring Fair Value Measurements

IPL’s ARO liabilities relate primarily to environmental issues involving asbestos-containing materials, ash ponds, landfills and miscellaneous contaminants associated with its generating plants, transmission system and distribution system. We use the cost approach to determine the fair value of IPL’s ARO liabilities, which is estimated by discounting expected cash outflows to their present value using market-based rates at the initial recording of the liabilities. Cash outflows are based on the approximate future disposal costs as determined by market information, historical information or other management estimates. These inputs to the fair value of the ARO liabilities would be considered Level 3 inputs under the fair value hierarchy. In 2018, IPL recorded additional ARO liabilities of $53.1 million to reflect revisions to cash flow and timing estimates due to accelerated ash pond closure dates and revised estimated closure costs after review of updates to the CCR rule and revised estimated costs associated with our coal storage areas. As of September 30, 2018 and December 31, 2017, ARO liabilities were $128.4 million and $79.5 million, respectively.

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

The following table shows the face value and the fair value of fixed-rate and variable-rate indebtedness (Level 2) for the periods ending:

	September 30, 2018		December 31, 2017
	Face Value	Fair Value	Face Value	Fair Value
	(In Thousands)
Fixed-rate	$2,418,800	$2,515,484	$2,418,800	$2,655,000
Variable-rate	194,000	194,000	238,000	238,000
Total indebtedness	$2,612,800	$2,709,484	$2,656,800	$2,893,000

The difference between the face value and the carrying value of this indebtedness consists of the following:

•	unamortized deferred financing costs of $22.0 million and $24.4 million at September 30, 2018 and December 31, 2017, respectively; and

•	unamortized discounts of $6.7 million and $6.9 million at September 30, 2018 and December 31, 2017, respectively.

4. DEBT

Long-Term Debt

The following table presents our long-term debt:

		September 30,	December 31,
Series	Due	2018	2017
		(In Thousands)
IPL first mortgage bonds:
3.875% (1)	August 2021	$55,000	$55,000
3.875% (1)	August 2021	40,000	40,000
3.125% (1)	December 2024	40,000	40,000
6.60%	January 2034	100,000	100,000
6.05%	October 2036	158,800	158,800
6.60%	June 2037	165,000	165,000
4.875%	November 2041	140,000	140,000
4.65%	June 2043	170,000	170,000
4.50%	June 2044	130,000	130,000
4.70%	September 2045	260,000	260,000
4.05%	May 2046	350,000	350,000
Unamortized discount – net		(6,256)	(6,353)
Deferred financing costs		(15,782)	(16,168)
Total IPL first mortgage bonds		1,586,762	1,586,279
IPL unsecured debt:
Variable (2)	December 2020	30,000	30,000
Variable (2)	December 2020	60,000	60,000
Deferred financing costs		(258)	(344)
Total IPL unsecured debt		89,742	89,656
Total Long-term Debt – IPL		1,676,504	1,675,935
Long-term Debt – IPALCO:
3.45% Senior Secured Notes	July 2020	405,000	405,000
3.70% Senior Secured Notes	September 2024	405,000	405,000
Unamortized discount – net		(451)	(534)
Deferred financing costs		(5,973)	(7,863)
Total Long-term Debt – IPALCO		803,576	801,603
Total Consolidated IPALCO Long-term Debt		$2,480,080	$2,477,538

(1)	First mortgage bonds issued to the Indiana Finance Authority, to secure the loan of proceeds from tax-exempt bonds issued by the Indiana Finance Authority.

(2)
Unsecured notes issued to the Indiana Finance Authority by IPL to facilitate the loan of proceeds from various tax-exempt notes issued by the Indiana Finance Authority. The notes have a final maturity date of December 2038, but are subject to a mandatory put in December 2020.

IPALCO Term Loan

On October 31, 2018, IPALCO closed on a new credit facility consisting of a $65 million term loan maturing July 1, 2020. The term loan is variable rate and is secured by IPALCO’s pledge of all the outstanding common stock of IPL. The lien on the pledged shares is shared equally and ratably with IPALCO’ existing senior secured notes. The term loan proceeds were used to pay down outstanding borrowings under IPL’s line of credit and for general corporate purposes.

IPALCO’s Senior Secured Notes

In August 2017, IPALCO completed the sale of the $405 million 2024 IPALCO Notes pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended. The 2024 IPALCO Notes were issued pursuant to an Indenture dated August 22, 2017, by and between IPALCO and U.S. Bank, National Association, as trustee. The 2024 IPALCO Notes were priced to the public at 99.901% of the principal amount. Net proceeds to IPALCO were approximately $399.3 million after deducting underwriting costs and estimated offering expenses. These costs are being amortized to the maturity date using the effective interest method. We used the net proceeds from this offering, together with cash on hand, to redeem IPALCO's outstanding $400 million 5.00% Senior Secured Notes due 2018 on September 21, 2017, and to pay certain related fees, expenses and make-whole premiums. A loss on early extinguishment of debt of $8.9 million for IPALCO's 5.00% Senior Secured Notes due 2018 is included as a separate line item within “Other Income and (Deductions)” in the accompanying Unaudited Condensed Consolidated Statements of Operations.

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

Line of Credit

As of September 30, 2018 and December 31, 2017, IPL had $104.0 million and $148.0 million in outstanding borrowings on the committed line of credit, respectively.

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

Effective Tax Rate

IPALCO’s effective combined state and federal income tax rates were 20.4% and 19.8% for the three and nine months ended September 30, 2018, respectively, as compared to 31.3% and 31.6% for the three and nine months ended September 30, 2017, respectively. The decreases in the effective tax rates versus the comparable periods were primarily due to the impact of the TCJA (as explained above). Partially offsetting the decreases to the effective tax rates were increases caused by the lower allowance for equity funds used during construction in 2018.

6. BENEFIT PLANS

The following table (in thousands) presents information for the nine months ended September 30, 2018, relating to the Pension Plans:

Net unfunded status of plans:
Net unfunded status at December 31, 2017	$(43,161)
Net benefit cost components reflected in net unfunded status during first quarter:
Service cost	(2,113)
Interest cost	(6,305)
Expected return on assets	10,200
Curtailment(1)	(449)
Employer contributions	30,000
Net unfunded status at March 31, 2018	$(11,828)
Net benefit cost components reflected in net unfunded status during second quarter:
Service cost	(2,113)
Interest cost	(6,305)
Expected return on assets	10,200
Net unfunded status at June 30, 2018	$(10,046)
Net benefit cost components reflected in net unfunded status during third quarter:
Service cost	(2,112)
Interest cost	(6,305)
Expected return on assets	10,200
Employer contributions	26
Net unfunded status at September 30, 2018	$(8,237)

Regulatory assets related to pensions(2):
Regulatory assets at December 31, 2017	$211,125
Amount reclassified through net benefit cost:
Amortization of prior service cost	(959)
Amortization of net actuarial loss	(2,851)
Curtailment(1)	(781)
Regulatory assets at March 31, 2018	$206,534
Amount reclassified through net benefit cost:
Amortization of prior service cost	(960)
Amortization of net actuarial loss	(2,850)
Regulatory assets at June 30, 2018	$202,724
Amount reclassified through net benefit cost:
Amortization of prior service cost	(959)
Amortization of net actuarial loss	(2,851)
Regulatory assets at September 30, 2018	$198,914

(1)	As a result of the announced AES restructuring in the first quarter of 2018, we recognized a plan curtailment of $1.2 million in the first quarter of 2018.

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

Pension Expense

The following table presents net periodic benefit cost information relating to the Pension Plans combined:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(In Thousands)		(In Thousands)
Components of net periodic benefit cost:
Service cost	$2,112	$1,836	$6,338	$5,508
Interest cost	6,305	6,326	18,915	18,979
Expected return on plan assets	(10,200)	(11,168)	(30,600)	(33,503)
Amortization of prior service cost	959	1,060	2,878	3,180
Amortization of actuarial loss	2,851	3,298	8,552	9,897
Curtailments and settlements(1)	—	—	1,230	146
Net periodic benefit cost	$2,027	$1,352	$7,313	$4,207

(1)
As a result of the announced AES restructuring in the first quarter of 2018, we recognized a plan curtailment of $1.2 million for the nine months ended September 30, 2018. The settlement loss of $0.1 million for the nine months ended September 30, 2017 was the result of a lump sum distribution paid out of the Supplemental Retirement Plan.

In addition, IPL provides postretirement health care benefits to certain active or retired employees and the spouses of certain active or retired employees. These postretirement health care benefits and the related unfunded obligation of $7.4 million and $7.0 million at September 30, 2018 and December 31, 2017, respectively, were not material to the Financial Statements in the periods covered by this report.

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

8. BUSINESS SEGMENT INFORMATION

Operating segments are components of an enterprise that engage in business activities from which it may earn revenues and incur expenses, for which separate financial information is available, and is evaluated regularly by the chief operating decision maker in assessing performance and deciding how to allocate resources. Substantially all of our business consists of the generation, transmission, distribution and sale of electric energy conducted through IPL which is a vertically integrated electric utility. IPALCO’s reportable business segment is its utility segment, with all other nonutility business activities aggregated separately. The “All Other” nonutility category primarily includes the 2020 IPALCO Notes and the 2024 IPALCO Notes; approximately $4.6 million and $18.3 million of cash and cash equivalents as of September 30, 2018 and December 31, 2017, respectively; long-term investments of $4.1 million and $5.1 million at September 30, 2018 and December 31, 2017, respectively; and income taxes and interest related to those items. All other assets represented less than 1% of IPALCO’s total assets as of September 30, 2018 and December 31, 2017. The accounting policies of the identified segment are consistent with those policies and procedures described in the summary of significant accounting policies.

The following table provides information about IPALCO’s business segments (in thousands):

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Utility	All Other	Total	Utility	All Other	Total
Operating revenues	$385,149	$—	$385,149	$355,314	$—	$355,314
Income taxes	$13,560	$(2,988)	$10,572	$22,940	$(8,199)	$14,741
Interest and other charges - net	$15,255	$7,662	$22,917	$16,330	$10,090	$26,420
Net income	$46,785	$(4,713)	$42,072	$43,816	$(10,623)	$33,193

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Utility	All Other	Total	Utility	All Other	Total
Operating revenues	$1,099,331	$—	$1,099,331	$1,014,048	$—	$1,014,048
Income taxes	$29,569	$(6,021)	$23,548	$52,826	$(15,129)	$37,697
Interest and other charges - net	$47,461	$23,004	$70,465	$48,704	$28,114	$76,818
Net income	$114,846	$(17,225)	$97,621	$105,468	$(21,600)	$83,868

	As of September 30, 2018			As of December 31, 2017
	Utility	All Other	Total	Utility	All Other	Total
Total assets	$4,785,124	$8,466	$4,793,590	$4,719,547	$21,014	$4,740,561

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

Wholesale revenues - Power produced at the generation stations in excess of our retail load is sold into the MISO market. Such sales are made at either the day-ahead or real-time hourly market price, and these sales are classified as wholesale revenues. We sell to and purchase power from MISO, and such sales and purchases are settled and accounted for on a net hourly basis.

In the MISO market, wholesale revenue is recorded at the spot price based on the quantities of MWh delivered in each hour during each month. As a member of MISO, we are obligated to declare the availability of our energy production into the wholesale energy market, but we are not obligated to commit our previously declared availability. As such, contract terms end as the energy for each day is delivered to the market in the case of the day-ahead market and for each hour in the case of the real-time market.

Miscellaneous revenues - Miscellaneous revenues are mainly comprised of MISO transmission revenues. MISO transmission revenues are earned when IPL’s power lines are used in transmission of energy by power producers other than IPL. As IPL owns and operates transmission lines in central and southern Indiana, demand charges collected from network customers by MISO are allocated to the appropriate transmission owners (including IPL) and recognized as transmission revenues.

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

IPL’s revenue from contracts with customers was $379.5 million for the three months ended September 30, 2018 and $1,083.2 million for the nine months ended September 30, 2018, respectively. The following table presents our revenue from contracts with customers and other revenue (in thousands):

	For the Three Months Ended,	For the Nine Months Ended,
	September 30, 2018	September 30, 2018
Retail Revenues
Retail revenue from contracts with customers	$366,030	$1,045,286
Other retail revenues (1)	4,293	12,157
Wholesale Revenues	10,844	30,007
Miscellaneous Revenues
Transmission and other revenue from contracts with customers	2,631	7,906
Other miscellaneous revenues (2)	1,351	3,975
Total Revenues	$385,149	$1,099,331

(1) Other retail revenue represents alternative revenue programs not accounted for under ASC 606
(2) Other miscellaneous revenue includes lease and other miscellaneous revenues not accounted for under ASC 606

The balances of receivables from contracts with customers were $159.4 million and $155.7 million as of September 30, 2018 and January 1, 2018, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

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

RECENT BUSINESS DEVELOPMENTS

In September 2018, Lisa Krueger was named President of the AES U.S. region, which encompasses IPALCO and IPL and their Ohio sister companies, DPL Inc. and The Dayton Power and Light Company, and other conventional power plants in the U.S. outside of AES’ Distributed Energy and sPower businesses. In addition, on November 2, 2018, AES announced that Gustavo Pimenta, AES’ Senior Vice President and Deputy Chief Financial officer who currently holds the positions of director and/or Chief Financial Officer at AES U.S. subsidiary level businesses, including IPALCO and IPL, was appointed Executive Vice President and Chief Financial Officer of AES, effective January 1, 2019. As a result, we anticipate that there will be management and director changes at the AES U.S. subsidiary level businesses, including IPALCO and IPL.

EXECUTIVE SUMMARY

Compared with the three and nine months ended of the prior year, the results for the three and nine months ended September 30, 2018 reflect higher net income of $8.9 million, or 27%, and $13.8 million, or 16%, respectively, primarily due to factors including, but not limited to:

•	increased retail margins due to favorable weather in our service territory; and

•	increased wholesale margins due to the commencement of commercial operations of the newly constructed CCGT plant at Eagle Valley in April 2018.

These were partially offset by:

•	higher maintenance expense due to the timing and duration of plant outages; and

•	lower allowance for equity funds used during construction as a result of decreased construction activity.

RESULTS OF OPERATIONS

The electric utility business is affected by seasonal weather patterns throughout the year and, therefore, operating revenues and associated expenses are not generated evenly by month during the year.

Comparison of three months ended September 30, 2018 and three months ended September 30, 2017

Utility Operating Revenues

Utility operating revenues during the three months ended September 30, 2018 increased by $29.8 million compared to the same period in 2017, which resulted from the following changes (dollars in thousands):

	Three Months Ended
	September 30,				Percentage
	2018	2017		Change	Change
Utility operating revenues:
Retail revenues	$370,323	$350,320	(1)	$20,003	5.7%
Wholesale revenues	10,844	1,530		9,314	608.8%
Miscellaneous revenues	3,982	3,464	(1)	518	15.0%
Total utility operating revenues	$385,149	$355,314		$29,835	8.4%

(1) Prior period amounts have been reclassified to conform to the current year presentation

Heating degree days:
Actual	33	31		2	6.5%
30-year average	70	67

Cooling degree days:
Actual	959	772		187	24.2%
30-year average	744	761

Retail Revenues

The increase in retail revenues of $20.0 million was primarily due to a 3% increase in the volume of kWh sold ($7.2 million) and a net increase in the weighted average price per kWh sold ($12.8 million) as follows (in millions):

Volume:
Increase in the volume of kWh sold was primarily due to favorable weather in our service territory during the third quarter of 2018 versus the comparable period (as demonstrated by the 24% increase in cooling degree days, as shown above)	$7.2
Price:
Increase in DSM program rate adjustment mechanism revenues	11.6
Increase in environmental rate adjustment mechanism revenues	11.4
Increase in fuel revenues	2.2
Decrease due to the deferral of revenue as a regulatory liability to adjust for the impacts of the TCJA on customer rates and charges for service in 2018	(5.9)
Decrease in MISO, Capacity and Off System Sales rider revenues	(1.5)
Unfavorable block rate and other retail rate variances, primarily attributable to our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases.	(5.0)
Net increase in the weighted average price of retail kWh sold	$12.8

Net increase in retail revenues	$20.0

Wholesale Revenues

The increase in wholesale revenues of $9.3 million was primarily due to an increase in the quantity of kWh sold primarily due to increased generation capacity as a result of the commencement of commercial operations of the newly constructed CCGT plant at Eagle Valley in April 2018. We sold 360.6 million kWh in the wholesale market during the third quarter of 2018 compared to only 38.2 million kWh during the third quarter of 2017. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale revenues is impacted by our retail load requirements, generation capacity and unit availability. Currently, 50% of IPL’s wholesale margins above and below an established annual benchmark of $6.3 million are shared with our retail customers through a rate rider.

Utility Operating Expenses

The following table illustrates our changes in operating expenses during the three months ended September 30, 2018 compared to the same period in 2017 (dollars in thousands):

	Three Months Ended
	September 30,
	2018	2017	$ Change	% Change
Utility operating expenses:
Fuel	$90,599	$77,061	$13,538	17.6%
Other operating expenses	73,155	63,329	9,826	15.5%
Power purchased	39,267	44,470	(5,203)	(11.7)%
Maintenance	36,489	29,706	6,783	22.8%
Depreciation and amortization	57,880	52,711	5,169	9.8%
Taxes other than income taxes	12,781	11,804	977	8.3%
Income taxes - net	13,538	23,049	(9,511)	(41.3)%
Total utility operating expenses	$323,709	$302,130	$21,579	7.1%

The $13.5 million increase in fuel expense was primarily due to (i) a $14.1 million increase in the quantity of fuel consumed versus the comparable period, primarily due to increased generation capacity as a result of the commencement of commercial operations of the newly constructed CCGT plant at Eagle Valley in April 2018 and (ii) a $0.9 million increase due to the higher price of coal we consumed versus the comparable period; partially offset by (iii) a $1.4 million decrease in deferred fuel costs and (iv) a $1.1 million decrease due to the lower price of natural gas we consumed versus the comparable period. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

The $9.8 million increase in other operating expenses was primarily due to higher DSM program costs of $9.6 million mostly as a result of differences in spending patterns and increased amortization of previously deferred costs due to the implementation of new rates beginning in July 2018 (these program costs are recoverable through customer rates and are offset by an increase in DSM revenues).

The $5.2 million decrease in purchased power costs was primarily due to (i) a 29% decrease in the volume of power purchased during the period ($10.5 million); partially offset by (ii) a $7.0 million increase in the market price of purchased power. The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the fact that at times it is less expensive to buy power in the market than to produce it. The $10.5 million volume decrease is primarily attributable to commenced commercial operations of the CCGT plant at Eagle Valley in April 2018 (as discussed above), which is generally called upon by MISO whenever it is available due to its relatively lost cost to produce electricity. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day which power is purchased. We are generally permitted to defer and recover underestimated purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into fuel expense in the same period that our rates are adjusted to reflect these variances.

The $6.8 million increase in maintenance expenses was primarily due to the timing and duration of outages (including an extended scheduled outage at our 535 MW Petersburg Generating Station Unit 3 that began in September of 2018; partially offset by outages in the prior period).

The $5.2 million increase in depreciation and amortization costs was primarily related to the impact of additional assets placed in service, excluding the Eagle Valley CCGT. IPL is permitted to defer depreciation on the CCGT until the unit is included in our basic rates and charges.

The $9.5 million decrease in income taxes - net was primarily due to the decrease in the federal corporate income tax rate to 21% from 35% as a result of the passage of the TCJA, which was signed into law in December 2017.

Other Income and Deductions

Other income and deductions decreased $2.9 million, from income of $6.4 million for the three months ended September 30, 2017, to income of $3.5 million for the same period in 2018, reflecting a 45% decrease. This decrease was primarily due to (i) a $6.2 million decrease in the allowance for equity funds used during construction as a result of decreased construction activity (primarily the Eagle Valley CCGT) and (ii) a decrease in the income tax benefit of $5.3 million, which was primarily due to a lower tax rate due to the passage of the TCJA (as discussed above) as well as the change in pretax nonoperating income during the comparable periods; partially offset by (iii) an $8.9 million loss on early extinguishment of debt from the redemption of IPALCO's $400 million 5.00% Senior Secured Notes due 2018 during the third quarter of 2017.

Interest and Other Charges

Interest and other charges decreased $3.5 million, or 13%, primarily due to (i) lower interest on long-term debt of $1.9 million and (ii) a $1.5 million increase in the allowance for borrowed funds used during construction primarily due to the CCGT unit at Eagle Valley. IPL is permitted to continue recognizing allowance for borrowed funds used during construction on the Eagle Valley CCGT until it is included in our basic rates and charges.

Comparison of nine months ended September 30, 2018 and nine months ended September 30, 2017

Utility Operating Revenues

Utility operating revenues during the nine months ended September 30, 2018 increased by $85.3 million compared to the same period in 2017, which resulted from the following changes (dollars in thousands):

	Nine Months Ended
	September 30,				Percentage
	2018	2017		Change	Change
Utility operating revenues:
Retail revenues	$1,057,443	$998,147	(1)	$59,296	5.9%
Wholesale revenues	30,007	5,904		24,103	408.2%
Miscellaneous revenues	11,881	9,997	(1)	1,884	18.8%
Total utility operating revenues	$1,099,331	$1,014,048		$85,283	8.4%

(1) Prior period amounts have been reclassified to conform to the current year presentation

Heating degree days:
Actual	3,370	2,590		780	30.1%
30-year average	3,367	3,350

Cooling degree days:
Actual	1,539	1,088		451	41.5%
30-year average	1,053	1,096

Retail Revenues

The increase in retail revenues of $59.3 million was primarily due to a 6% increase in the volume of kWh sold ($41.7 million) and a net increase in the weighted average price per kWh sold ($17.6 million) as follows (in millions):

Volume:
Increase in the volume of kWh sold was primarily due to favorable weather in our service territory during the first nine months of 2018 versus the comparable period (as demonstrated by the 30% increase in heating degree days and 41% increase in cooling degree days, as shown above)	$41.7
Price:
Increase in environmental rate adjustment mechanism revenues	29.6
Increase in fuel revenues	15.9
Increase in DSM program rate adjustment mechanism revenues	13.1
Decrease in MISO, Capacity and Off System Sales rider revenues	0.4
Decrease due to the deferral of revenue as a regulatory liability to adjust for the impacts of the TCJA on customer rates and charges for service in 2018	(16.9)
Unfavorable block rate and other retail rate variances, primarily attributable to our declining block rate structure, which generally provides for residential and commercial customers to be charged a lower per kWh rate at higher consumption levels. Therefore, as volumes increase, the weighted average price per kWh decreases.	(24.5)
Net increase in the weighted average price of retail kWh sold	$17.6

Net increase in retail revenues	$59.3

Wholesale Revenues

The increase in wholesale revenues of $24.1 million was primarily due to an increase in the quantity of kWh sold primarily due to increased generation capacity as a result of the commencement of commercial operations of the newly constructed CCGT plant at Eagle Valley in April 2018. We sold 953.5 million kWh in the wholesale market during the first nine months of 2018 compared to only 179.3 million kWh during the first nine months of 2017. Our ability to be dispatched in the MISO market is primarily driven by the locational marginal price of electricity and variable generation costs. The amount of electricity available for wholesale sales is impacted by our retail load requirements, generation capacity and unit availability. Currently, 50% of IPL’s wholesale margins above and below an established annual benchmark of $6.3 million are shared with our retail customers through a rate rider.

Utility Operating Expenses

The following table illustrates our changes in operating expenses during the nine months ended September 30, 2018 compared to the same period in 2017 (dollars in thousands):

	Nine Months Ended
	September 30,
	2018	2017	$ Change	% Change
Utility operating expenses:
Fuel	$252,435	$210,521	$41,914	19.9%
Other operating expenses	207,397	189,728	17,669	9.3%
Power purchased	131,580	141,058	(9,478)	(6.7)%
Maintenance	107,828	96,032	11,796	12.3%
Depreciation and amortization	172,492	156,099	16,393	10.5%
Taxes other than income taxes	42,036	33,640	8,396	25.0%
Income taxes - net	29,620	53,189	(23,569)	(44.3)%
Total utility operating expenses	$943,388	$880,267	$63,121	7.2%

The $41.9 million increase in fuel costs was primarily due to (i) a $53.7 million increase in the quantity of fuel consumed versus the comparable period, primarily due to increased generation capacity as a result of the commencement of commercial operations of the newly constructed CCGT plant at Eagle Valley in April 2018 and (ii) a $2.3 million increase due to the higher price of coal we consumed versus the comparable period; partially offset by (iii) a $7.2 million decrease due to the lower price of natural gas we consumed versus the comparable period and (iv) a $7.1 million decrease in deferred fuel costs. We are generally permitted to recover underestimated fuel and purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into expense in the same period that our rates are adjusted to reflect these variances.

The $17.7 million increase in other operating expenses was primarily due to (i) higher DSM program costs of $12.2 million mostly as a result of differences in spending patterns and, to a lesser extent, increased amortization of previously deferred costs due to the implementation of new rates beginning in July 2018 (these program costs are recoverable through customer rates and are offset by an increase in DSM revenues), (ii) higher MISO non-purchased power costs (primarily transmission related expenses) of $6.7 million, (iii) a $6.1 million increase in deferred environmental project expenses due to differences between the amount of recoverable expenses incurred in the period and the inclusion of such expenses in billing rates through IPL's environmental rider; partially offset by (iv) lower salaries expense of $4.0 million.

The $9.5 million decrease in purchased power costs was primarily due to (i) a 21% decrease in the volume of power purchased during the period ($24.2 million); partially offset by (ii) a $14.4 million increase in the market price of purchased power. The volume of power purchased each period is primarily influenced by retail demand, generating unit capacity and outages, and the fact that at times it is less expensive to buy power in the market than to produce it. The primary driver for the $24.2 million volume decrease is primarily attributable to commenced commercial operations of the CCGT plant at Eagle Valley in April 2018 (as discussed above), which is generally called upon by MISO whenever it is available due to its relatively low cost to produce electricity. The market price of purchased power is influenced primarily by changes in the market price of delivered fuel (primarily natural gas), the supply of and demand for electricity, and the time of day during which power is purchased. We are generally permitted to defer and recover underestimated purchased power costs to serve our retail customers in future rates through quarterly FAC proceedings. These variances are deferred when incurred and amortized into fuel expense in the same period that our rates are adjusted to reflect these variances.

The $11.8 million increase in maintenance expenses was primarily due to the timing and duration of outages (including a 63-day scheduled outage at our 415 MW Petersburg Generating Station Unit 2 that occurred during the first half of 2018 and an extended scheduled outage at our 535 MW Petersburg Generating Station Unit 3 that began in September of 2018; partially offset by outages in the prior period).

The $16.4 million increase in depreciation and amortization costs was primarily related to the impact of additional assets placed in service, excluding the Eagle Valley CCGT. IPL is permitted to defer depreciation on the CCGT until the unit is included in our basic rates and charges.

The $8.4 million increase in taxes other than income taxes was primarily due to higher tax expense for real estate & personal property taxes of $7.2 million mostly as a result of (i) an increase in the assessed property tax value, (ii) prior period true-up adjustments and (iii) an increase in property tax rates.

The $23.6 million decrease in income taxes - net was primarily due to the decrease in the federal corporate income tax rate to 21% from 35% as a result of the passage of the TCJA, which was signed into law in December 2017.

Other Income and Deductions

Other income and deductions decreased $14.8 million, from income of $26.9 million for the nine months ended September 30, 2017, to income of $12.1 million for the same period in 2018, reflecting a 55% decrease. This decrease was primarily due to (i) an $11.7 million decrease in the allowance for equity funds used during construction as a result of decreased construction activity (primarily the Eagle Valley CCGT), (ii) a decrease in the income tax benefit of $9.4 million, which was primarily due to a lower tax rate due to the passage of the TCJA (as discussed above) as well as the change in pretax nonoperating income during the comparable period and (iii) a $1.2 million one-time pension curtailment charge recorded in March 2018; partially offset by (iv) an $8.9 million loss on early extinguishment of debt from the redemption of IPALCO's $400 million 5.00% Senior Secured Notes due 2018 during the third quarter of 2017.

Interest and Other Charges

Interest and other charges decreased $6.4 million, or 8%, primarily due to (i) a $3.3 million increase in the allowance for borrowed funds used during construction primarily due to the CCGT unit at Eagle Valley and (ii) lower interest on long-term debt of $2.9 million. IPL is permitted to continue recognizing allowance for borrowed funds used during construction on the Eagle Valley CCGT until it is included in our basic rates and charges.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2018 and beyond, we expect that our financial results will be driven primarily by retail demand, weather, generating unit availability, and outage costs. In addition, IPL’s financial results will likely be driven by many other factors including, but not limited to:

•	rate case outcomes;

•	wholesale and capacity prices;

•	the passage of new legislation, implementation of regulations or other changes in regulation; and

•	timely recovery of capital expenditures.

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

Waste Management and CCR

The EPA's final CCR rule became effective on October 19, 2015. Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR surface impoundments (ash ponds), including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The EPA has indicated that they will implement a phased approach to amending the CCR rule with Phase One being finalized no later than June 2019, and Phase Two no later than December 2019. On July 30, 2018, the EPA published final CCR Rule Amendments (Phase One, Part One) in the Federal Register. As a result of EPA statements published during this rulemaking, IPL Petersburg is expected to incur additional operational costs and pond closure costs. On August 21, 2018, the U.S. Court of Appeals for the District of Columbia issued a decision in certain CCR litigation matters, which may result in additional revisions to the CCR Rule. The CCR rule, current or proposed amendments to the CCR rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition or results of operations.

The existing ash ponds at Petersburg did not meet certain structural stability requirements set forth in the CCR rule. As such, IPL was ultimately required to cease use of the ash ponds by April 11, 2018. IDEM has granted IPL a variance extending that deadline to November 1, 2018 for a portion of the ash pond system.

See Note 3, “Fair Value - Non-recurring Fair Value Measurements” to the Financial Statements for additional details on the increase in IPL's ARO liabilities related to ash ponds during the nine months ended September 30, 2018.

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

Additionally, on November 16, 2016, the state of Maryland submitted a petition to the EPA pursuant to Section 126 of the CAA requesting that new limitations on NOx emissions from 36 upwind generating units, including IPL Petersburg Generating Station Units 2 and 3, on the basis that they are contributing significantly to Maryland’s ability to meet the 2008 ozone NAAQS. On October 5, 2018, the EPA published a denial of Maryland’s petition. On October 15, 2018, Maryland filed a petition with the U.S. Court of Appeals for the District of Columbia challenging the EPA’s denial. If the Section 126 petition is ultimately granted, our Petersburg Generating Station Unit 2 and 3 could be subject to additional requirements. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

Climate Change Regulation

On August 31, 2018, the EPA published in the Federal Register proposed Emission Guidelines for Greenhouse Gas Emissions from Existing Electric Utility Generating Units, known as the Affordable Clean Energy (ACE) Rule. In addition, the EPA proposed associated revisions to implementing regulations and the New Source Review program. The proposed ACE Rule would replace the EPA’s 2015 Clean Power Plan and proposes to determine that heat rate improvement measures are the best system of emission reduction for existing coal-fired electric generating units. We are still reviewing the proposed ACE Rule and the proposed revisions and it is too early to determine the potential impact. However, the impact could be material. We would seek recovery of any resulting capital expenditures; however, there is no guarantee we would be successful in this regard.

CAPITAL RESOURCES AND LIQUIDITY

Overview

As of September 30, 2018, we had unrestricted cash and cash equivalents of $15.7 million and available borrowing capacity of $146.0 million under our $250 million unsecured revolving credit facility after accounting for outstanding borrowings and existing letters of credit. All of IPL’s long-term borrowings must first be approved by the IURC and the aggregate amount of IPL’s short-term indebtedness must be approved by the FERC. We have approval from FERC to borrow up to $500 million of short-term indebtedness outstanding at any time through July 26, 2020. In December 2015, we received an order from the IURC granting us authority through December 31, 2018 to, among other things, issue up to $650 million in aggregate principal amount of long-term debt and refinance up to $196.5 million in existing indebtedness. As of September 30, 2018, we have $106.5 million of total debt issuance authority remaining under this order. This order also grants us authority to have up to $500 million of long-term credit agreements and liquidity facilities outstanding at any one time, of which $250 million remains available under the order as of September 30, 2018. As an alternative to the sale of all or a portion of $65 million in principal of the long-term debt mentioned above, we have the authority to issue up to $65 million of new preferred stock, all of which authority remains available under the order as of September 30, 2018. We also have restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under our existing debt obligations. We do not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

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

Cash Flows

The following table provides a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change
Net cash provided by operating activities	$307,706	$216,106	$91,600
Net cash used in investing activities	(182,383)	(175,509)	(6,874)
Net cash used in financing activities	(140,259)	(49,223)	(91,036)
Net change in cash and cash equivalents	(14,936)	(8,626)	(6,310)
Cash and cash equivalents at beginning of period	30,681	34,953	(4,272)
Cash and cash equivalents at end of period	$15,745	$26,327	$(10,582)

Operating Activities

The following table summarizes the key components of our consolidated operating cash flows (in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change
Net income	$97,621	$83,868	$13,753
Depreciation and amortization	172,492	156,103	16,389
Amortization of deferred financing costs and debt premium	2,948	3,241	(293)
Deferred income taxes and investment tax credit adjustments - net	(16,852)	(14,546)	(2,306)
Loss on early extinguishment of debt	—	8,875	(8,875)
Allowance for equity funds used during construction	(7,839)	(19,576)	11,737
Net income, adjusted for non-cash items	248,370	217,965	30,405
Net change in operating assets and liabilities	59,336	(1,859)	61,195
Net cash provided by operating activities	$307,706	$216,106	$91,600
The net change in operating assets and liabilities for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was driven by changes in the following (in thousands):

Increase from short-term and long-term regulatory assets and liabilities primarily due to proceeds IPL received pursuant to a settlement agreement and an increase to regulatory liabilities to record the impacts of the TCJA on customer rates	$61,123
Increase from income taxes receivable or payable due to lower tax sharing payments	19,083
Decrease from accrued pension and other postretirement benefits due to higher employer contributions	(18,641)
Other - net	(370)
Net change in operating assets and liabilities	$61,195
Investing Activities
During the nine months ended September 30, 2018, net cash used in investing activities was primarily related to capital expenditures of $161.8 million. The primary drivers of these expenditures include $92.7 million on maintenance projects, $32.5 million on transmission and distribution projects, $10.6 million on NPDES compliance, $10.3 million on NAAQS compliance, and $10.6 million on the Eagle Valley CCGT plant.

During the nine months ended September 30, 2017, net cash used in investing activities was primarily related to capital expenditures of $163.7 million. The primary drivers of these expenditures include $80.6 million on maintenance projects, $27.8 million on transmission and distribution projects, $23.9 million on NPDES compliance, $19.4 million on the Eagle Valley CCGT plant and $11.0 million on the Petersburg bottom ash project.

Financing Activities

During the nine months ended September 30, 2018, net cash used in financing activities primarily relates to dividends paid to shareholders of $85.2 million, net repayments on debt of $44.0 million and payments for financed capital expenditures of $8.5 million.

During the nine months ended September 30, 2017, net cash used in financing activities primarily relates to dividends paid to shareholders of $75.5 million and payments for financed capital expenditures of $9.8 million; partially offset by net borrowings of $42.3 million.

Capital Requirements

Capital Expenditures

Our capital expenditure program, including development and permitting costs, for the three-year period from 2018 through 2020 (including amounts already expended in the first nine months of 2018) is currently estimated to cost approximately $614 million (excluding environmental compliance and replacement generation costs), and includes estimates as follows (amounts in millions):

For the Three-Year Period
from 2018 through 2020
Additions, improvements and extensions (1)	$330
Power plant-related projects	194
Other miscellaneous equipment	90
Total estimated costs of capital expenditure program	$614

(1) Additions, improvements and extensions to transmission and distribution lines, substations, power factor and voltage regulating equipment, distribution transformers and street lighting facilities

Additionally, IPL plans to spend the following amounts on replacement generation and environmental compliance costs:

	Total Estimated Costs	Total Costs Expended	Remaining Costs
	of Project (1)	Through September 30, 2018 (1)	of Project
Replacement generation (2)	$642	$640	$2
NPDES (3)	224	221	3
CCR and NAAQS SO2 (4)	76	66	10
Cooling water intake regulations (5)	$68	$—	$68

(1) Reflects total costs from project inception.
(2) IPL plans to spend a total of $642 million on replacement generation costs through 2018 as a result of the retirement of existing facilities not equipped with advanced environmental control technologies required to comply with existing and expended regulations.

(3) Includes costs for compliance with the NPDES permit program under the CWA. With $221 million spent through September 2018, the remaining $3 million is expected to be expended during the remainder of 2018.

(4) IPL plans to spend a total of $76 million through 2018 for projects underway related to environmental compliance for CCR and NAAQS SO2.
(5) Includes spending for studies related to cooling water intake requirements in sections 316(a) and 316(b) of the CWA, NAAQS Ozone and Office of Surface Mining for the remainder of 2018 through 2020.

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

Debt ratings	IPALCO	IPL	Outlook	Effective or Affirmed
Fitch Ratings	BBB (a)	A (b)	Stable	November 2018
Moody’s Investors Service	Baa3 (a)	A2 (b)	Stable	October 2016
S&P Global Ratings	BBB- (a)	A- (b)	Stable	March 2018

Credit ratings	IPALCO	IPL	Outlook	Effective or Affirmed
Fitch Ratings	BBB-	BBB+	Stable	November 2018
Moody’s Investors Service	—	Baa1	Stable	October 2016
S&P Global Ratings	BBB	BBB	Stable	March 2018

(a)	Ratings relate to IPALCO’s Senior Secured Notes

(b)	Ratings relate to IPL’s Senior Secured Bonds.

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

Dividend Distributions

All of IPALCO’s outstanding common stock is held by AES U.S. Investments and CDPQ. During the first nine months of 2018 and 2017, IPALCO paid $85.2 million and $75.5 million, respectively, in dividends to its shareholders. Future distributions to our shareholders will be determined at the discretion of our Board of Directors and will depend primarily on dividends received from IPL. Dividends from IPL are affected by IPL’s actual results of operations, financial condition, cash flows, capital requirements, regulatory considerations, and such other factors as IPL’s Board of Directors deems relevant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no material changes to our quantitative and qualitative disclosure about market risk as previously disclosed in the 2017 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures — The Company, under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer “CFO”), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2018, to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Please see Note 2, “Regulatory Matters” and Note 7, “Commitments and Contingencies” to the Financial Statements included in Part I - Financial Information of this Form 10-Q for a summary of certain legal proceedings involving us. In addition, our Form 10-K for the fiscal year ended December 31, 2017 and Forms 10-Q for the quarters ended March 31, 2018 and June 30, 2018, and the Notes to the Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information included in, or incorporated by reference into, this Item 1 to Part II should be read in conjunction with such Form 10-K and Forms 10-Q.

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

IPALCO ENTERPRISES, INC.

Date:	November 5, 2018	/s/ Gustavo Pimenta
Gustavo Pimenta
Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2018	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(Principal Accounting Officer)